Form 10-K
period 1998-12-31
GABELLI ASSET MANAGEMENT INC
filed 1999-05-11
CIK 1060349

=============================================================================


                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K*

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                For the fiscal year ended December 31, 1998

                                     Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from ______ to ______

                       Commission file number 1-14761

                       Gabelli Asset Management Inc.
           (Exact name of registrant as specified in its charter)

  New York                                           13-4007862
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)

One Corporate Center, Rye, NY                           10580
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (914) 921-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                           Name of each exchange
                                              on which registered:

Class A Common Stock, $ .001 Par Value        New York Stock Exchange


Securities pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of March 31, 1999, 6,000,000 shares of Class A common stock and 24,000,000 shares of Class B common stock were outstanding. All of the shares of Class B common stock were held by Gabelli Funds, Inc. and two of its subsidiaries. The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 1999 was $93,375,000.

* This constitutes the Registrant's Special Report pursuant to Rule 15d-2 under the Securities Exchange Act of 1934.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.



             SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

         Certain statements under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this document constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. As a result of the foregoing and other factors, no assurance can be given as to future results, levels or activity or achievements, and neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.

                                   Part I

Item 1: Business

Overview

         Gabelli Asset Management Inc. (the "Company"; and where the context required, the "Company" includes its predecessors and/or its unconsolidated subsidiaries) is a provider of investment advisory and brokerage services to mutual fund, institutional and high net worth investors, primarily in the United States. The Company generally manages assets on a discretionary basis and invests in a variety of U.S. and international securities through various investment styles. Unlike many of its competitors, the Company's business is focused mostly on investment management. As such, the Company's revenues are largely based on the level of assets under management in its business and the level of fees associated with its various investment products rather than total assets of the Company. As of December 31, 1998, the Company had approximately $16.3 billion of assets under management, 88% of which were invested in equity securities.

Organization and Formation Transactions

         The Company was incorporated in April 1998 as "Alpha G, Inc." under the laws of the state of New York and renamed "Gabelli Asset Management Inc." in February 1999. The Company is a holding company formed in connection with the reorganization (the "Reorganization") of Gabelli Funds, Inc. ("GFI") and the Company's subsequent initial public offering ("Offering"). On February 9, 1999, in connection with the Reorganization, the Company issued 24 million shares of Class B Common Stock, representing all of its then issued and outstanding common stock to GFI and two of GFI's subsidiaries for substantially all of the operating assets and liabilities of GFI relating to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business. Within approximately 3 months following the Reorganization and upon ratification by its shareholders, GFI is expected to be renamed "Gabelli Group Capital Partners, Inc."

         On February 11, 1999, the Company sold 6 million shares of its Class A Common Stock in the Offering to the public at a price of $17.50 per share, receiving approximately $96 million after fees and expenses.

         The Company's principal executive offices are located at One Corporate Center, Rye, New York 10580 and the telephone number is (914) 921-3700.

Business Description

         GFI, predecessor to the Company, was originally founded in 1976 as an institutional broker-dealer and entered the separate accounts business in 1977 and the mutual fund business in 1986. Its initial money management activities centered on the Company's value-oriented investment philosophy. Starting in the mid-1980's, the Company began building upon its core of value-oriented equity investment products by adding new investment strategies designed for clients seeking to invest in growth-oriented equities, convertible securities and fixed income products. Since then, the Company has continued to build its franchise by expanding its investment management capabilities through the addition of industry specific, international, global, and real estate oriented product offerings. Throughout its 22-year history, the Company has marketed most of its products under the "Gabelli" brand name.

         The Company's assets under management are organized principally in three groups: Mutual Funds, Separate Accounts and Partnerships.

o Mutual Funds: At December 31, 1998, the Company had $8.2 billion of assets under management in open-end mutual funds and closed-end funds, representing approximately 50% of the Company's total assets under management. The Company currently provides advisory services to (i) the Gabelli family of funds, which consists of 14 open-end mutual funds and three closed-end funds; (ii) The Treasurer's Fund, consisting of three open-end money market funds (the "Treasurer's Funds"); and (iii) the Gabelli Westwood family of funds, consisting of six open-end mutual funds, five of which are managed on a day-to-day basis by an unaffiliated subadviser (collectively, the "Mutual Funds"). The Mutual Funds have a long-term record of achieving high returns, relative to similar investment products. At December 31, 1998, approximately 99% of the assets under management in the open-end Mutual Funds having an overall rating from Morningstar, Inc. ("Morningstar") were in open-end Mutual Funds ranked "three stars" or better, with 36% of such assets in open-end Mutual Funds ranked "five stars" and 38% of such assets in open-end Mutual Funds ranked "four stars" on an overall basis (i.e., based on three-, five- and ten-year risk adjusted average returns). The Gabelli family of funds was honored as the top performing mutual fund family by Mutual Funds Magazine for 1997. At December 31, 1998, approximately 60% of the Company's assets under management in open-end, no-load equity Mutual Funds had been obtained through direct sales relationships. The Company has further expanded its product distribution by offering its open-end Mutual Funds through Third-Party Distribution Programs, particularly No-Transaction Fee ("NTF") Programs, and has commenced development of additional classes of shares for several of its mutual funds for sale through additional third- party distribution channels on a commission basis. There can be no assurance, however, that these funds will be able to maintain such ratings or that past performance will be indicative of future results.

o Separate Accounts: At December 31, 1998, the Company had $8.0 billion of assets in approximately 975 separate accounts, representing approximately 49% of the Company's total assets under management. The Company currently provides advisory services to a broad range of investors, including corporate pension and profit sharing plans, foundations, endowments, jointly trusteed plans, municipalities, and high net worth individuals, and also serves as subadviser to certain other third-party investment funds (collectively, the "Separate Accounts"). At December 31, 1998, high net worth accounts (accounts of individuals and related parties in general having a minimum account balance of $1 million) comprised approximately 79% of the number of Separate Accounts and approximately 25% of the assets, with institutional investors comprising the balance. Each Separate Account portfolio is managed to meet the specific needs and objectives of the particular client by utilizing investment strategies and techniques within the Company's areas of expertise. At December 31, 1998, over 95% of the Company's assets in Separate Accounts (excluding subadvisory assets) had been obtained through direct sales relationships.

o Partnerships: The Company also provides alternative investments through its majority-owned subsidiary, Gabelli Securities, Inc. ("GSI"). These alternative investment products consist primarily of risk arbitrage and merchant banking limited partnerships (collectively, the "Partnerships"). The Partnerships had $146 million of assets, or approximately 1% of total assets under management, at December 31, 1998. Investment advisory and incentive fees relating to the Mutual Funds, the Separate Accounts, and the Partnerships generated approximately 85% and 84% of the Company's total revenues for the years ended December 31, 1997 and December 31, 1998, respectively.

     The Company's majority owned subsidiary, Gabelli & Company, Inc. ("Gabelli & Company"), is a registered broker-dealer and a member of the National Association of Security Dealers ("NASD") and acts as underwriter and distributor of the open-end Mutual Funds and provides brokerage, trading, underwriting and research services.

     The following table sets forth total assets under management by product type as of the dates shown and their compound annual growth rates ("CAGR").

                          Assets Under Management
                              By Product Type
                           (Dollars in millions)


                                                                                                                 December 31,
                                                                                                                    1994 to
                                                                                                                 December 31,
                                                                          At December 31,                            1998
                                                     --------------------------------------------------------
                                                       1994       1995        1996        1997        1998          CAGR(a)
                                                     --------  ----------  ----------  ----------  ----------  ------------
    Equity:
      Mutual Funds................................    $ 3,391    $ 3,875     $ 3,969     $ 5,313     $ 7,159          20.5%
      Separate Accounts...........................      4,276      5,051       5,200       6,085       7,133          13.7
                                                      -------    -------     -------     -------     -------          ----
        Total Equity..............................      7,667      8,926       9,169      11,398      14,292          16.9
                                                      -------    -------     -------     -------     -------          ----
    Fixed Income:
      Money Market Mutual Funds...................        208        236         235         827       1,030          49.2
      Bond Mutual Funds...........................          5          5           5           6           8          12.5
      Separate Accounts...........................         --         --          --         928         824           --
                                                      -------    -------     -------     -------     -------          ---
        Total Fixed Income........................        213        241         240       1,761       1,862          71.9
                                                      -------    -------     -------     -------     -------          ----
    Partnerships:
      Partnerships................................        103        112         116         138         146           9.1
                                                      -------    -------     -------     -------     -------          ----
        Total Assets Under Management(b)..........    $ 7,983    $ 9,279     $ 9,525     $13,297     $16,300          19.5%
                                                      =======    =======     =======     =======     =======          ====
    Breakdown of Total Assets Under Management:
      Mutual Funds................................    $ 3,604    $ 4,116     $ 4,209     $ 6,146     $ 8,197          22.8
      Separate Accounts...........................      4,276      5,051       5,200       7,013       7,957          16.8
      Partnerships................................        103        112         116         138         146           9.1
                                                      -------    -------     -------     -------     -------          ----
        Total Assets Under Management(b)..........    $ 7,983    $ 9,279     $ 9,525     $13,297     $16,300          19.5%
                                                      =======    =======     =======     =======     =======          ====

--------------

(a) Compound annual growth rate.

(b) Effective April 14, 1997, the Company increased its ownership of
    Gabelli Fixed Income L.L.C. from 50% to 80.1%, thereby causing Gabelli
    Fixed Income L.L.C. to become a consolidated subsidiary of the Company.
    Accordingly, for periods after April 14, 1997, the assets managed by Gabelli Fixed Income L.L.C. are included in the Company's assets under management. If the assets managed by Gabelli Fixed Income L.L.C. had been included for all periods presented, assets under management would have been $9,004, $10,793 and $11,082 at December 31, 1994, 1995 and
    1996, respectively, and the CAGR for total assets would have been 16.0%.



Summary of Investment Products

    The Company manages assets in the following wide spectrum of investment products and strategies, many of which are focused on fast-growing areas:


          U.S. Equities:                     U.S. Fixed Income:       Global and International Equities:

          All Cap Value                      Corporate                International Growth
          Large Cap Value                    Government               Global Value
          Large Cap Growth                   Municipals               Global Telecommunications
          Mid Cap Value                      Asset-backed             Global Multimedia
          Small Cap Value                    Intermediate             Gold(b)
          Small Cap Growth                   Short-term
          Micro Cap
          Real Estate(a)

          Convertible Securities:            U.S. Balanced:           Alternative Products:
          U.S. Convertible Securities        Balanced Growth          Risk Arbitrage
          Global Convertible Securities      Balanced Value           Merchant Banking
                                                                      Fund of Funds

------------

(a) Invested primarily in publicly-traded real estate investment trusts and managed by Westwood Management.

(b) Invested primarily in publicly-traded equities of U.S. and international gold companies.


    The Company's long-term strategic goal is to continue to expand its asset management capabilities in order to provide a range of products suitable to meet the diverse requirements of its clients.

    The Company believes that its growth to date can be largely credited to the following:

o Long-Term Fund Performance: The Company has a long-term record of achieving relatively high returns for its Mutual Fund and Separate Account clients when compared to similar investment products. The Company believes that its performance record is a competitive advantage and a recognized component of its franchise.

o Widely Recognized "Gabelli" Brand Name: For much of its history, the Company has advertised in a variety of financial print media, including in publications such as the Wall Street Journal, Money Magazine, Barron's and Investor's Business Daily. The Company believes that the breadth and consistency of its advertising has enhanced investor awareness of its product offerings and of the "Gabelli" brand name.

o Diversified Product Offerings: Since the inception of its investment management activities, the Company has sought to expand the breadth of its product offerings. The Company currently offers a wide spectrum of investment products and strategies, including product offerings in U.S. equities, U.S. fixed income, global and international equities, convertible securities, U.S. balanced and alternative products.

o Strong Industry Fundamentals: According to data compiled by the U.S. Federal Reserve, the investment management industry has grown faster than more traditional segments of the financial services industry, including the banking and insurance industries. The Company believes that demographic trends and the growing role of money managers in the placement of capital compared to the traditional role played by banks and life insurance companies will result in continued growth of the investment management industry.

Business Strategy

    The Company intends to grow its franchise by continuing to leverage its competitive asset management strengths, including its long-term performance record, brand name, diverse product offerings and experienced research, client service and investment staff. In order to achieve continued growth in assets under management and profitability, the Company will continue to pursue its business strategy, the key elements of which include:

o Broadening and Strengthening the Gabelli Brand. The Company believes that the Gabelli brand name is one of the more widely recognized brand names in the U.S. investment management industry. The Company intends to continue to strengthen its brand name identity by, among other things, increasing its marketing and advertising to provide a uniform global image. The Company believes that with its brand name recognition, it has the capacity to create new products and services around the core Gabelli brand to complement its existing product offerings. New product offerings in 1998 include the Gabelli Global Opportunity Fund, a global equity fund, and the Gabelli Westwood Mighty MitesSM Fund, a micro cap equity fund.

o Expanding Mutual Fund Distribution. The Company intends to continue expanding its distribution network through Third-Party Distribution Programs, particularly NTF Programs. In recent years, the Company has realized significant growth in its mutual fund assets under management through alliances with "mutual fund supermarkets" and other Third-Party Distribution Programs, through which its Mutual Funds are made available to investors. As of December 31, 1998, the Company was participating in 63 Third-Party Distribution Programs, including the Charles Schwab and Fidelity Investments "mutual fund supermarket" programs. In addition, the Company intends to develop a marketing strategy to increase its presence in the 401(k) market for its Mutual Funds. Additionally, the Company expects to offer investors the ability to purchase mutual fund shares directly through the Internet. The Company has also entered into various marketing alliances and distribution arrangements with leading national brokerage and investment houses and has commenced development of additional classes of shares for several of its mutual funds for sale through national brokerage and investment houses and other third-party distribution channels on a commission basis.

o Increasing Penetration in High Net Worth Market. The Company's high net worth business focuses, in general, on serving clients who have established an account relationship of $1 million or more with the Company. According to certain industry estimates, the number of households with over $1 million in investable assets will grow from approximately 2.5 million in 1996 to over 15 million by 2010. With the Company's 22-year history of serving this segment, its long-term performance record and brand name recognition, the Company believes that it is well positioned to capitalize on the growth opportunities in this market.

o Increasing Marketing for Institutional Separate Accounts. The institutional Separate Accounts business has been primarily developed through direct marketing channels. Historically, third-party pension consultants and financial consultants have not been a major source of new institutional Separate Accounts business for the Company. However, these consultants have significantly increased their presence among institutional investors. As a result, the Company intends both to add marketing personnel to target pension and financial consultants and to expand its efforts through its traditional marketing channels.

o Attracting and Retaining Experienced Professionals. As the Company continues to increase the breadth of its investment management capabilities, it plans to add portfolio managers and other investment personnel in order to foster expansion of its products. The ability to attract and retain highly experienced investment and other professionals with a long-term commitment to the Company and its clients has been, and will continue to be, a significant factor in its long-term growth. The availability of publicly traded Class A Common Stock enhances the Company's ability to attract and retain top performing investment professionals.

o Capitalizing on Acquisitions and Strategic Alliances. The Company intends to selectively and opportunistically pursue acquisitions and alliances that will broaden its product offerings and add new sources of distribution. The Company believes that it is well positioned to pursue acquisitions and alliances because it is one of relatively few publicly-traded investment management firms.

Mutual Funds

    The Mutual Funds include 23 open-end Mutual Funds and three closed-end funds which had total assets as of December 31, 1998 of $8.2 billion. The open-end Mutual Funds are available to individuals and institutions primarily on a no-load basis, while the closed-end funds are listed and traded on the New York Stock Exchange ("NYSE"). At December 31, 1998, the open-end funds had total assets of $6.6 billion and the closed-end funds had total assets of $1.6 billion. The assets managed in the closed-end funds represent approximately 20% of the assets in the Mutual Funds and 10% of the total assets under management of the Company at December 31, 1998. The Company's assets under management consist of a broad range of U.S. and international stock, bond and money market mutual funds that meet the varied needs and objectives of its Mutual Fund shareholders. At December 31, 1998, over 60% of the Company's assets under management in open-end, no-load equity Mutual Funds had been obtained through direct sales relationships.

    The Company, through its affiliates, acts as adviser to all of the Mutual Funds, except with respect to the Gabelli Capital Asset Fund for which the Company acts as a subadviser and Guardian Investment Services Corporation, an unaffiliated company, acts as manager. As subadviser, the Company makes day-to-day investment decisions for the Gabelli Capital Asset Fund.

    Gabelli Funds, L.L.C. ("Funds Adviser"), a wholly owned subsidiary of the Company, acts as the investment adviser for all of the Mutual Funds other than the Gabelli Westwood family of funds and the Treasurer's Funds.

    Gabelli Advisers, Inc. acts as investment adviser to the Gabelli Westwood family of funds and has retained Westwood Management to act as subadviser for five of the six portfolios. Westwood Management is a wholly owned subsidiary of Southwest Securities Group, Inc., a publicly held securities brokerage firm. In its capacity as subadviser, Westwood Management makes day-to-day investment decisions and provides the portfolio management services for five of the six current Gabelli Westwood portfolios. The Gabelli Westwood Mighty MitesSM Fund, launched in May 1998, is advised solely by Gabelli Advisers, Inc., using a team investment approach, without any subadvisers. Westwood Management owns 100% of the Class A common stock of Gabelli Advisers, Inc. (representing 20% of the economic interest), and is not an affiliate of the Company. The Company believes that Gabelli Advisers, Inc. will serve as a platform for future growth and diversification of the Company's product line.

    Gabelli Fixed Income L.L.C. currently manages short-term and short-intermediate term fixed income securities for the Treasurer's Funds as well as for the Separate Accounts. In the future, the Company plans to further increase and diversify the number of fixed income products offered by Gabelli Fixed Income L.L.C. in which certain members of senior management of Gabelli Fixed Income L.L.C. own a 19.9% equity interest.


       The following table lists the Mutual Funds, together with the December 31, 1998 Morningstar overall rating, where rated (ratings are not available for the money-market Mutual Funds and other Mutual Funds, which collectively represent 16% of the assets under management in the Mutual Funds), the portfolio manager(s) and associate portfolio managers(s) for such Mutual Fund, and provides a description of the primary investment objective, fund characteristics, fees, the date that the Mutual Fund was initially offered to investors and the assets under management in the Mutual Fund as of December 31, 1998.



         Fund                                                                                                   Net Assets as of
   (Morningstar Overall                                                      Advisory      12b-1     Initial    December 31,
        Rating)(1)              Primary Investment             Fund            Fees        Fees       Offer          1998
   Portfolio Manager(s)              Objective            Characteristics      (%)         (%)        Date      ($ in millions)
-------------------------       -------------------       ---------------   ---------  ----------   ---------   ---------------

GABELLI OPEN-END FUNDS:

The Gabelli Growth           Capital appreciation         No-load,              1.00        .25      04/10/87     $1,864.0
Fund                         from companies that          Open-end,
(5 stars)                    have favorable, yet          Diversified
                             undervalued,
                             prospects for
    Howard F. Ward           earnings growth.
                             Invests in equity
                             securities of
                             companies that have
                             above-average or
                             expanding market
                             shares and profit
                             margins.

The Gabelli Global           High level of capital       No load,               1.00        .25      02/07/94         74.0
Interactive Couch            appreciation through        Open-end,
Potato(R) Fund               investment in a             Non-diversified
(5 stars)                    portfolio of equity
                             securities focused on
                             the entertainment,
    Marc J. Gabelli          media and
                             communications
                             sectors.

The Gabelli Asset            Growth of capital as        No-load,               1.00        .25      03/03/86      1,593.6
Fund                         a primary investment        Open-end,
(4 stars)                    objective, with             Diversified
                             current income as a
                             secondary investment
    Mario J. Gabelli         objective. Invests in
                             equity securities of
                             companies selling at a
                             significant discount to
                             their private market
                             value.

The Gabelli Equity           High level of total         No-load,               1.00        .25      01/02/92         87.2
Income Fund                  return with an              Open-end,
(4 stars)                    emphasis on income          Diversified
                             producing equities
                             with yields greater
    Mario J. Gabelli         than the S&P 500
    James Foung              average.

Gabelli International        Capital appreciation        No-load,               1.00        .25      06/30/95         26.8
Growth Fund                  by investing                Open-end,
(4 stars)                    primarily in equity         Diversified
                             securities of foreign
                             companies with rapid
    Caesar M.P. Bryan        growth in revenues and
                             earnings.

The Gabelli Value            High level of capital       Load,                  1.00        .25      09/29/89        797.5
Fund                         appreciation from           Open-end
(3 stars)                    undervalued equity          Non-diversified
                             securities that are
                             held in a
    Mario J. Gabelli         Concentrated
                             portfolio.

The Gabelli Small Cap        High level of capital       No-load,               1.00        .25      10/22/91        321.3
Growth Fund                  appreciation from           Open-end,
(3 stars)                    equity securities of        Diversified
                             smaller companies
                             with market
    Mario J. Gabelli         capitalization of
                             $500 million or less.

The Gabelli Global           High level of capital       No-load,               1.00        .25      11/01/94        170.1
Telecommunications           appreciation through        Open-end,
Fund                         worldwide investments       Non-diversified
(3 stars)                    in equity securities,
                             including the U.S.,
                             primarily in the
    Mario J. Gabelli         telecommunications
    Marc J. Gabelli          industry.

The Gabelli ABC Fund         Total returns from          No-load,               1.00        .25      05/14/93         39.4
(3 stars)                    equity and debt             Open-end,
                             securities that are         Non-diversified
                             attractive to
    Mario J. Gabelli         investors in various
                             market conditions
                             without excessive risk
                             of capital loss.

The Gabelli Global           High level of total         No-load,               1.00        .25      02/03/94          7.3
Convertible                  return through a            Open-end,
Securities Fund              combination of              Non-diversified
(2 stars)                    current income and
                             capital appreciation
                             through investment in
   A. Hartswell              convertible
   Woodson, III              securities of U.S.
                             and non-U.S. issuers.

Gabelli Gold                 Seeks capital               No-load,               1.00        .25      07/11/94         11.3
Fund                         appreciation and            Open-end,
(1 star)                     employs a value             Diversified
                             approach to investing
    Caesar M.P. Bryan        primarily in equity
                             securities of gold-
                             related companies
                             worldwide.

Gabelli U.S. Treasury        High current income         Money Market,           .30       n/a       10/01/92        385.1
Money Market Fund            with preservation of        Open-end,
(Not rated)                  principal and               Diversified
                             liquidity, while
    Judith A. Raneri         striving to keep
                             expenses among the
                             lowest of all U.S.
                             Treasury money market
                             funds.

Gabelli Capital Asset        Capital appreciation        No-load,                .75       n/a       05/01/95        155.8
Fund                         from equity                 Open-end,
(Not rated)                  securities of               Diversified,
                             companies selling at        Variable Annuity
    Mario J. Gabelli         a significant
                             discount to their
                             private market value.

The Gabelli Global           High level of capital       No-load,               1.00        .25      05/11/98          5.9
Opportunity Fund             appreciation through        Open-end,
(Not rated)                  worldwide investments       Non-diversified
                             in equity securities.
    Caesar M.P. Bryan
    Marc J. Gabelli

GABELLI WESTWOOD OPEN-END
FUNDS:
Gabelli Westwood             Capital appreciation        Retail Class:          1.00        .25      01/02/87        202.1
Equity Fund                  through a diversified       No-load,
(4 stars)                    portfolio of equity         Open-end,
                             securities using a          Diversified
                             top- down approach
    Susan M. Byrne           that begins with an         Service Class:                     .50      1/28/94
                             analysis of the             Load,
                             broad, long-term            Open-end,
                             trends in the economy       Diversified
                             and an assessment of
                             the business cycle
                             which identifies
                             sectors that will
                             benefit from that
                             environment.

Gabelli Westwood             Both capital                Retail Class:           .75        .25      10/01/91        153.5
Balanced Fund                appreciation and            No-load,
(4 stars)                    current income using        Open-end,
                             portfolios containing       Diversified
                             stocks, bonds, and
    Susan M. Byrne           cash as appropriate         Service Class:                     .50       4/6/93
    Patricia K. Fraze        in light of current         Load,
                             economic and business       Open-end,
                             conditions                  Diversified

Gabelli Westwood             Total return and            No-load,                .60        .25       04/06/93         7.9
Intermediate Bond            current income, while       Open-end,
Fund                         limiting risk to            Diversified
(3 stars)                    principal. Pursues
                             higher yields than
                             shorter maturity
    Patricia K. Fraze        funds, and has more
                             price stability
                             than generally higher
                             yielding long-term
                             funds.

Gabelli Westwood             Long-term capital           No-load,               1.00        .25      04/15/97         15.7
SmallCap                     appreciation,               Open-end,
Equity Fund                  investing at least          Diversified
(Not rated)                  65% of its assets in
                             equity securities of
    Lynda Calkin             companies with market
                             capitalizations of $1
                             billion or less

Gabelli Westwood             Long-term capital           No-load,               1.00        .25      05/11/98          6.1
Mighty MitesSM  Fund         appreciation by             Open-end,
(Not rated)                  investing primarily         Diversified
                             in equity securities
    Mario J. Gabelli         with market
    Marc J. Gabelli          capitalizations of
    Laura K. Linehan         $300 million or less.
    Walter K. Walsh

Gabelli Westwood             Long-term capital           No-load,               1.00        .25      09/30/97          1.9
Realty Fund                  appreciation as well        Open-end,
(Not rated)                  as current income,          Diversified
                             investing in equity
    Susan M. Byrne           securities that are
                             primarily engaged
                             in or related to
                             the real estate
                             industry.

THE TREASURER'S OPEN-END
MONEY MARKET FUNDS:

The Treasurer's Fund,        Current income with         No-load,                .30       n/a       01/01/88        357.9
Inc.-- Domestic              preservation of             Open-end,
Prime Money Market           principal and               Diversified
Portfolio                    liquidity through
(Not rated)                  investment in U.S.
                             Treasury securities
    Judith A. Raneri         and corporate bonds.

The Treasurer's              Current income with         No-load,                .30       n/a       12/18/87        177.1
Fund, Inc.-- Tax             preservation of             Open-end,
Exempt Money Market          principal and               Non-diversified
Portfolio                    liquidity through
(Not rated)                  investment in U.S.
                             municipal bond
    Judith A. Raneri         securities.

The Treasurer's              Current income with          No-load,               .30       n/a       07/25/90        109.8
Fund, Inc.-- U.S.            preservation of              Open-end,
Treasury Money Market        principal and                Diversified
Portfolio                    liquidity through
(Not rated)                  investment in U.S.
                             Treasury securities.
    Judith A. Raneri

GABELLI CLOSED-END FUNDS:

The Gabelli Global           Long-term capital            Closed-end,           1.00       n/a       11/15/94        163.8
Multimedia Trust Inc.        appreciation from            Non-diversified
(5 stars)                    equity investments in        NYSE Symbol: GGT
                             global telecommunica-
                             tions, media,
    Mario J. Gabelli         publishing and
                             entertainment
                             holdings.

The Gabelli Equity           Long-term growth of          Closed-end,           1.00       n/a       08/14/86      1,341.5
Trust Inc.(2)                capital by investing         Non-diversified
(3 stars)                    in equity securities.        NYSE Symbol: GAB

    Mario J. Gabelli

The Gabelli                  High total return            Closed-end,           1.00       n/a       07/03/89        120.7
Convertible                  from investing               Diversified
Securities Fund, Inc.        primarily in                 NYSE Symbol: GCV
(3 stars)                    convertible
                             instruments.
    Mario J. Gabelli


----------

(1) Morningstar proprietary ratings reflect historical risk adjusted performance as of December 31, 1998 and are subject to change every month. Overall Morningstar ratings are calculated from the fund's three-, five- and ten-year average annual returns, as available, in excess of 90 day T-bill returns with appropriate fee adjustments and a risk factor that reflects fund performance below 90 day T-bill returns.
    The top 10% of the funds in an investment category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the last 10% receive one star. The ratings for the Gabelli Westwood funds are for the retail classes.

(2) The Gabelli Equity Trust has announced its intention to spin-off approximately $60 million to $80 million of its assets in the form of shares of a new closed-end fund that will invest primarily in the securities of companies involved in the gas, electricity and water industries (the utility sector).



    Shareholders of the no-load open-end Mutual Funds are allowed to exchange shares among the funds as economic and market conditions and investor needs change at no additional cost. The Company periodically introduces new mutual funds designed to complement and expand its investment product offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of clients.

    The Company's marketing efforts for the Mutual Funds are currently focused on increasing the distribution and sales of its existing funds, as well as creating new products for sale through its distribution channels. The Company believes that its marketing efforts for the Mutual Funds will continue to generate additional revenues from investment advisory fees. The Company has traditionally distributed most of its open-end Mutual Funds by using a variety of direct response marketing techniques, including telemarketing and advertising, and as a result the Company maintains direct relationships with a majority of its no-load open-end Mutual Fund customers. Beginning in late 1995, the Company expanded its product distribution by offering additional open-end Mutual Funds through Third-Party Distribution Programs, including NTF Programs. In 1997 and 1998, the Company further expanded these efforts to include substantially all of its open-end Mutual Funds in over 60 Third-Party Distribution Programs. Although most of the assets under management in the open-end Mutual Funds are still attributable to the Company's direct response marketing efforts, Third-Party Distribution Programs, particularly NTF Programs, have become an increasingly important source of asset growth for the Company. Of the $6.6 billion of assets under management in the open-end Mutual Funds as of December 31, 1998, approximately 16% were generated from NTF Programs. Further, the Company has commenced development of additional classes of shares for several of its mutual funds for sale through national brokerage and investment houses and other third-party distribution channels on a commission basis. In general, distribution through Third-Party Distribution Programs has greater variable cost components and lower fixed cost components than distribution through the Company's traditional direct sales methods.

    The Company provides investment advisory and management services pursuant to an investment management agreement with each Mutual Fund. While the specific terms of the investment management agreements vary to some degree, the basic terms of the investment management agreements are similar. The investment management agreements with the Mutual Funds generally provide that the Company is responsible for the overall investment and administrative services, subject to the oversight of each Mutual Fund's board of directors and in accordance with each Mutual Fund's fundamental investment objectives and policies. The investment management agreements permit the Company to enter into separate agreements for administrative and accounting services on behalf of the respective Mutual Funds.

    The Company provides the Mutual Funds with administrative services pursuant to management contracts. Most of these administrative services are provided through subcontracts with unaffiliated third parties. Such services include, without limitation, calculation of net asset value, preparation of financial reports for shareholders of the Mutual Funds, internal accounting, tax accounting and reporting, regulatory filings, and other services. Transfer agency and custodial services are provided directly to the Mutual Funds by third parties.

    The Company's Mutual Fund investment management agreements may continue in effect from year to year only if specifically approved at least annually by (i) the Mutual Fund's board of directors or trustees or (ii) the Mutual Fund's shareholders and, in either case, the vote of a majority of the Mutual Fund's directors or trustees who are not parties to the agreement or "interested persons" of any such party, within the meaning of the Investment Company Act of 1940 as amended (the "Investment Company Act"). Each Mutual Fund may terminate its investment management agreement at any time upon 60 days' written notice by (i) a vote of the majority of the board of directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Mutual Fund. Each investment management agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act. The Company may terminate an investment management agreement without penalty on 60 days' written notice.

Separate Accounts

    Since 1977, the Company has provided investment management services through its subsidiary GAMCO Investors, Inc. ("GAMCO") to a broad spectrum of institutional and high net worth investors. As of December 31, 1998, the Company had approximately 975 Separate Accounts with an aggregate of approximately $8.0 billion of assets, which represent approximately 49% of the total assets under management of the Company at December 31, 1998. The ten largest Separate Accounts comprise approximately 16% of the Company's total assets under management and 8% of the Company's total revenues as of and for the period ended December 31, 1998. The Separate Accounts are invested in U.S. and international equity securities, U.S. fixed-income securities and convertible securities. At December 31, 1998, high net worth accounts (accounts of individuals and related parties in general having a minimum account balance of $1 million) comprised approximately 79% of the number of Separate Accounts and approximately 25% of the assets, with institutional investors accounting for the balance.

    Each Separate Account portfolio is managed to meet the specific needs and objectives of the particular client by utilizing investment strategies and techniques within the Company's areas of expertise. Members of the sales and marketing staff for the Separate Accounts business have an average of approximately 10 years of experience with the Company and focus on developing and maintaining long-term relationships with their Separate Account clients in order to be able to understand and meet their individual clients' needs. Investment advisory agreements with the Separate Accounts are typically terminable by the client without penalty on 30 days' notice or less.

    The Company's Separate Accounts business is marketed primarily through the direct efforts of its in-house sales force. At December 31, 1998, over 95% of the Company's assets in Separate Accounts (excluding subadvisory assets) were obtained through direct sales relationships. Sales efforts are conducted on a regional and product specialist basis. Clients are generally serviced by a team of individuals, the core of which remain assigned to a specific client from the onset of the client relationship. The Company's sales force maintains direct relationships with corporate pension and profit sharing plans, foundations, endowment funds, jointly trusteed plans, municipalities and high net worth individuals that comprise the Company's Separate Accounts business.

Partnerships

    The Company offers alternative investment products through its majority-owned subsidiary, GSI. These alternative investments products consist primarily of risk arbitrage and merchant banking limited partnerships and offshore companies. The Partnerships had $146 million of assets at December 31, 1998. Gabelli Associates Fund had $121 million of assets under management as of December 31, 1998 and invests in merger arbitrage opportunities. Merchant banking activities are carried out through ALCE Partners, L.P. ("Alce"), and Gabelli Multimedia Partners, L.P. ("Multimedia"), both of which are closed to new investors. Aggregate assets for Alce and Multimedia as of December 31, 1998 were approximately $9 million and $6 million, respectively. Gabelli Associates Limited, which had approximately $10 million of assets as of December 31, 1998, is an offshore investment company designed for non-U.S. investors seeking to participate in risk arbitrage opportunities utilizing the same investment objectives and strategies as the Gabelli Associates Fund. The Company also manages the Gabelli International Gold Fund Limited, which as of December 31, 1998 had less than $1 million of assets. The Company's alternative investment products are marketed primarily through its direct sales force. The Company does not expect that assets invested in the Partnerships or other alternative investment products will contribute significantly to the Company's future growth.

Brokerage and Mutual Fund Distribution

    The Company offers underwriting, execution and trading services through its majority owned subsidiary, Gabelli & Company. Gabelli & Company is a broker-dealer registered under the Securities Exchange Act of 1934 and a member of the NASD. Gabelli & Company's revenues are derived primarily from distribution of the Mutual Funds, brokerage commissions and selling concessions on transactions in equity securities for the Mutual Funds, Separate Accounts and other customers, and from underwriting fees and market-making activities.

    The Company distributes the open-end Mutual Funds pursuant to distribution agreements with each open-end Mutual Fund. Under each distribution agreement with an open-end Mutual Fund, the Company offers and sells such open-end Mutual Fund's shares on a continual basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of Third-Party Distribution Programs, financial intermediaries and sales personnel of the Company. The Company receives fees for such services pursuant to distribution agreements adopted under provisions of Rule 12b-1 ("12b-1") of the Investment Company Act. Distribution fees from the open-end Mutual Funds amounted to $7.1 million, $7.5 million and $11.9 million for the years ended December 31, 1996, 1997 and 1998, respectively. The Company is the principal underwriter for several funds distributed with a sales charge, including shares of The Gabelli Value Fund Inc. and service class shares of the Gabelli Westwood Equity Fund and the Gabelli Westwood Balanced Fund.

    Under the distribution agreements, the open-end Mutual Funds (except the Treasurer's Funds, the Gabelli U.S. Treasury Money Market Fund and the Gabelli Capital Asset Fund) pay the Company a distribution fee of .25% per year (except the Service Class of the Gabelli Westwood Equity and Balanced Funds which pay .50% per year) on the average daily net assets of the fund. The Company's distribution agreements with the Mutual Funds may continue in effect from year to year only if specifically approved at least annually by
(i) the Mutual Fund's board of directors or trustees or (ii) the Mutual Fund's shareholders and, in either case, the vote of a majority of the Mutual Fund's directors or trustees who are not parties to the agreement or "interested persons" of any such party, within the meaning of the Investment Company Act. Each Mutual Fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days' written notice by (i) a vote of the majority of its directors or trustees cast in person at a meeting called for the purpose of voting on such termination or
(ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Mutual Fund. Each distribution agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act. The Company may terminate a distribution agreement without penalty upon 60 days' written notice.

    Gabelli & Company is involved in external syndicated underwriting activities. In 1998, Gabelli & Company participated as an underwriter in 32 syndicated underwritings with commitments totaling $104 million for public equity and debt offerings managed by major investment banks.

Competition

    The Company competes with mutual fund companies and other investment management firms, insurance companies, banks, brokerage firms and other financial institutions that offer products which have similar features and investment objectives to those offered by the Company. Many of the investment management firms with which the Company competes are subsidiaries of large diversified financial companies and many others are much larger in terms of assets under management and revenues and, accordingly, have much larger sales organizations and marketing budgets. Historically, the Company has competed primarily on the basis of the long-term investment performance of many of its funds. However, the Company has taken steps over the past two years to increase its distribution channels, brand name awareness and marketing efforts. Although there can be no assurance that the Company will be successful in these efforts, its net sales of Mutual Funds have increased over the past year and the Company's strategy is to continue to devote additional resources to its sales and marketing efforts.

    The market for providing investment management services to institutional and high net worth Separate Accounts is also highly competitive. Approximately 40% of the Company's investment management fee revenues for the year ended December 31, 1998 was derived from its Separate Accounts. Selection of investment advisers by U.S. institutional investors is often subject to a screening process and to favorable recommendation by investment industry consultants. Many of these investors require their investment advisers to have a successful and sustained performance record, often five years or longer, and also focus on one and three year performance records. The Company has significantly increased its assets under management on behalf of U.S. institutional investors since its entry into the institutional asset management business in 1977. At the current time, the Company believes that its investment performance record would be attractive to potential new institutional and high net worth clients and the Company has determined to devote additional resources to the institutional and high net worth investor markets. However, no assurance can be given that the Company's efforts to obtain new business will be successful.

Intellectual Property

    Service marks and brand name recognition are important to the Company's business. The Company has rights to the service marks under which its products are offered. The Company has registered certain service marks in the United States and will continue to do so as new trademarks and service marks are developed or acquired. The Company has rights to use (i) the "Gabelli" name, (ii) the "GAMCO" name, (iii) the research triangle logo,
(iv) the "Interactive Couch Potato" name, and (v) the "Mighty Mites" name. Pursuant to an assignment agreement, Mr. Gabelli has assigned to the Company all of his rights, title and interests in and to the "Gabelli" name for use in connection with investment management services, mutual funds and securities brokerage services. However, under the agreement, Mr. Gabelli will retain any and all right, title and interest he has or may have in the "Gabelli" name for use in connection with (i) charitable foundations controlled by Mr. Gabelli or members of his family or (ii) entities engaged in private investment activities for Mr. Gabelli or members of his family. In addition, the funds managed by Mr. Gabelli outside the Company have entered into a license agreement with the Company permitting them to continue limited use of the "Gabelli" name under specified circumstances. The Company has taken, and will continue to take, action to protect its interests in these service marks.

Regulation

    Virtually all aspects of the Company's businesses are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. Under such laws and regulations, agencies that regulate investment advisers and broker-dealers such as the Company have broad administrative powers, including the power to limit, restrict or prohibit such an adviser or broker-dealer from carrying on its business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures, and fines. The Company believes that it is in substantial compliance with all material laws and regulations.

    The business of the Company is subject to regulation at both the federal and state level by the Commission and other regulatory bodies. Subsidiaries of the Company are registered with the Commission under the Investment Advisers Act, and the Mutual Funds are registered with the Commission under the Investment Company Act. Two subsidiaries of the Company are also registered as broker-dealers with the Commission and are subject to regulation by the NASD and various states.

    The subsidiaries of the Company that are registered with the Commission under the Investment Advisers Act (Funds Adviser, Gabelli Advisers, Inc., Gabelli Fixed Income L.L.C. and GAMCO) are regulated by and subject to examination by the Commission. The Investment Advisers Act imposes numerous obligations on registered investment advisers including fiduciary duties, record keeping requirements, operational requirements, marketing requirements and disclosure obligations. The Commission is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from censure to termination of an investment adviser's registration. The failure of a subsidiary of the Company to comply with the requirements of the Commission could have a material adverse effect on the Company. The Company believes it is in substantial compliance with the requirements of the Commission.

    The Company derives a substantial majority of its revenues from investment advisory services through its investment management agreements. Under the Investment Advisers Act, the Company's investment management agreements terminate automatically if assigned without the client's consent. Under the Investment Company Act, advisory agreements with registered investment companies such as the Mutual Funds terminate automatically upon assignment. The term "assignment" is broadly defined and includes direct assignments as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in the Company.

    In its capacity as a broker-dealer, Gabelli & Company is required to maintain certain minimum net capital and cash reserves for the benefit of its customers. Gabelli & Company's net capital, as defined, has consistently met or exceeded all minimum requirements. Under the rules and regulations of the Commission promulgated pursuant to the federal securities laws, the Company is subject to periodic examination by the Commission. Gabelli & Company is also subject to periodic examination by the NASD. The most recent examination by the Commission of the Gabelli family of funds was in June 1998 and of the Gabelli Westwood family of funds was in November 1997. The most recent examination of Gabelli & Company by the NASD was in September 1998.

    There were no material compliance issues reported by either the Commission or the NASD as a result of such examinations.

    Subsidiaries of the Company are subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and to regulations promulgated thereunder, insofar as they are "fiduciaries" under ERISA with respect to their clients. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), impose certain duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving ERISA plan clients. The failure of the Company to comply with these requirements could have a material adverse effect on the Company.

    Investments by the Company on behalf of its clients often represent a significant equity ownership position in an issuer's class of stock. As of December 31, 1998, the Company had five percent or more beneficial ownership with respect to more than 85 equity securities. This activity raises frequent regulatory and legal issues regarding the Company's aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers' shareholder rights plans or "poison pills," state gaming laws and regulations, federal communications laws and regulations, public utility holding company laws and regulations, federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions. The failure of the Company to comply with these requirements could have a material adverse effect on the Company.

    The Company and certain of its affiliates are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. In particular, the Company is subject to requirements in numerous jurisdictions regarding reporting of beneficial ownership positions in securities issued by companies whose securities are publicly traded in those countries. In addition, GAMCO is registered as an international adviser, investment counsel and portfolio manager with the Ontario Securities Commission in Canada in order to market its services to prospective clients which reside in Ontario. Gabelli Associates Limited is organized under the laws of the British Virgin Islands and Gabelli International Gold Fund Limited is organized under the laws of Bermuda.

Staff

    At March 15, 1999, the Company had a full-time staff of approximately 130 individuals, of whom 40 served in the portfolio management, research and trading areas, 45 served in the marketing and shareholder servicing areas and 45 served in the administrative area. As part of its staff, the Company employs ten portfolio managers for the Mutual Funds, Separate Accounts and Partnerships. Additionally, Westwood Management employs three portfolio managers who advise five of the six portfolios of the Gabelli Westwood family of funds.


Item 2:  Properties

    As of December 31, 1998, the principal properties leased by the Company for use in its business were as follows:

        Location                           Lease Expiration     Square Footage

        One Corporate Center              December 11, 2001         24,555
        Rye, New York 10580

        401 Theodore Fremd Avenue         April 30, 2013            60,055
        Rye, New York 10580

        655 Third Avenue, Suite 1425      month-to-month             4,177
        New York, New York 10017

        165 West Liberty Street           month-to-month             1,599
        Reno, Nevada 89501

         All of these properties are used or will be used by the Company as office space. The building and property at 401 Theodore Fremd Avenue were leased from an entity controlled by members of Mr. Gabelli's family, and approximately 35,000 square feet are currently subleased to other tenants. The Company has begun relocating certain departments of the Company to these premises and expects to completely relocate its principal executive office to these premises in the year 2001.

         In April 1999, the Company entered into a five year lease for a sales office (1,149 square feet) in West Palm Beach, Florida.


Item 3:  Legal Proceedings

         From time to time, the Company is a defendant in various lawsuits incidental to its business. The Company does not believe that the outcome of any current litigation will have a material effect on the financial condition of the Company.


Item 4:  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.


                                  PART II


Item 5:  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         The Company's shares of Class A common stock have been traded on the New York Stock Exchange (NYSE) under the symbol GBL since its initial public offering on February 11, 1999. There were no publicly traded shares of the Company's common stock prior to that date.

         As of April 15, 1999, there were approximately 26 Class A common stockholders of record and three Class B common stockholders of record (GFI and two wholly-owned subsidiaries). These figures do not include stockholders with shares held under beneficial ownership in nominee name.

         The Company has not paid any dividends since its inception and does not presently anticipate paying dividends in the foreseeable future.


Item 6: Selected Financial Data

General

    The selected historical financial data presented below has been derived in part from, and should be read in conjunction with Management's
Discussion and Analysis included in Item 7 and the audited Consolidated Financial Statements of Gabelli Asset Management Inc. and subsidiaries and related notes included in Item 8 of this report.

Impact of $50 Million Non-Recurring Charge ($1.03 per share) to be Recorded in First Quarter of 1999

    Under the terms of an employment agreement, Mr. Gabelli, who indirectly beneficially owns shares of Common Stock having 97.6% of the combined voting power of the Company, will receive, in addition to his portfolio management compensation and account executive fees, an annual incentive-based management fee of 10% of the aggregate pre-tax profits of the Company (before consideration of the management fee or the $50 million deferred payment described below or any employment taxes thereon) and a deferred payment of $50 million on January 2, 2002, with interest payable quarterly on such deferred amount at an annual rate of 6%. The $50 million deferred payment will be charged to the Company's earnings upon the effective date of the Employment Agreement, which occurred in the first quarter of 1999. This payment, net of tax benefit, will reduce earnings by $1.03 per share (based on the pro forma weighted average number of shares outstanding in the first quarter of 1999 of 30 million). The $50 million payment is not reflected in the pro forma income statement data because it is a one-time event directly related to the Offering.

    The Company has not presented historical earnings per share due to the significant changes in its operations which are not reflected in the historical financial statements (see Note P to the Consolidated Financial Statements).



                                                              Year Ended December 31,
                                            1994       1995       1996          1997       1998
                                            ----     ---------  ----------    -------     -------
        Income Statement Data                                    (In thousands)

        Revenues:
          Investment advisory and
            incentive fees...........    $  71,759   $  77,302   $ 84,244      $  89,684  $  116,358
          Commission revenue.........        5,003       5,706      6,667          7,496       8,673
          Distribution fees and other
            income...................        4,683       6,302       7,257         8,096      13,156
                                           -------     -------     -------     ---------   ---------
            Total revenues...........       81,445      89,310      98,168       105,276     138,187
                                           -------     -------     -------     ---------   ---------
        Expenses:
          Compensation costs.........       36,235      39,384      41,814        45,260      56,046
          Management fee.............        6,904       9,423      10,192        10,580      12,246
          Other operating expenses...       16,435      18,709      19,274        18,690      24,883
                                           -------     -------     -------     ---------   ---------
            Total expenses...........       59,574      67,516      71,280        74,530      93,175
                                           -------     -------     -------     ---------   ---------
        Operating income.............       21,871      21,794      26,888        30,746      45,012
                                           -------     -------     -------     ---------   ---------
        Other income:
          Net gain (loss) from
            investments..............       (1,724)     10,105       8,783         7,888      (1,103)
          Gain on sale of PCS
            licenses,  net...........           --          --          --            --      17,614
          Interest and dividend
            income...................        4,692       5,853       5,406         4,634       5,117
          Interest expense...........         (868)       (679)       (879)       (1,876)     (2,212)
          Other......................          119         147         331          (109)         --
                                           -------     -------     -------     ---------   ---------
            Total other income, net..        2,219      15,426      13,641        10,537      19,416
                                           -------     -------     -------     ---------   ---------
        Income before income taxes
          and minority interest......       24,090      37,220      40,529        41,283      64,428
          Income taxes...............        9,198       7,769       7,631         3,077       5,451
          Minority interest..........        2,060       2,555       2,727         1,529       1,710
                                           -------     -------     -------     ---------   ---------
        Net income...................    $  12,832   $  26,896   $  30,171     $  36,677   $  57,267
                                         =========   =========   =========     =========   =========




                                                                  December 31,
                                            1994         1995        1996         1997           1998
                                         ----------   ----------  ----------   ----------     -------
                                                   (In thousands, except assets under management)
       Balance Sheet Data
         Total assets.............        $141,887     $155,541    $182,524     $  232,736     $  254,675
         Total liabilities and
           minority interest......          33,983       39,470      43,991         69,117         59,775
                                          ----------   --------    ----------   ------------   ----------
         Total stockholders' equity       $107,904     $116,071    $138,533     $  163,619     $  194,900
                                          ========     ========    ========     ==========     ==========

       Assets Under Management (unaudited)
         (at period end, in millions)(1):
             Mutual Funds.........        $  3,604     $  4,116    $  4,209     $    6,146     $    8,197
             Separate Accounts....           4,276        5,051       5,200          7,013          7,957
             Partnerships.........             103          112         116            138            146
                                          --------     --------    --------     -----------   -----------
                Total.............        $  7,983     $  9,279    $  9,525     $    13,297   $     16,300
                                          ========     ========    ========     ===========   ============

                                                                                       Year Ended December 31,
                                                                                               1998
                                                                                       (In thousands, except
                                                                                        per share data)
                  Unaudited Pro Forma Data(2)

                    Revenues:
                       Investment advisory and incentive fees.                                  $ 116,358
                       Commission revenue.....................                                      8,673
                       Distribution fees and other income.....                                     13,156
                                                                                               -----------
                           Total revenues.....................                                   138,187
                    Expenses:
                       Compensation costs.....................                                    55,824
                       Management fee.........................                                     5,997
                       Other operating expenses...............                                    23,148
                                                                                               -----------
                           Total expenses.....................                                    84,969
                                                                                               -----------

                       Operating income.......................                                    53,218
                                                                                               -----------
                    Other Income:
                       Net gain from investments..............                                     3,335
                       Interest and dividend income...........                                     1,141
                       Interest expense.......................                                    (3,716)
                           Total other income, net............                                       760
                    Income before income taxes and minority interest                              53,978
                       Income taxes...........................                                    21,399
                       Minority interest......................                                     1,710
                                                                                              ----------
                    Net income................................                                $   30,869
                                                                                              ==========

                    Net income per share:
                       Basic and diluted                                                     $     1.03
                                                                                             ==========
                    Weighted average shares outstanding:
                       Basic and diluted                                                         30,000
                                                                                             ==========


    The foregoing unaudited pro forma income statement data gives effect to
(i) the Reorganization, including the reduction in net gain from investments, the reduction in interest and dividend income, the lower management fee and the increase in interest expense as if the Employment Agreement (see Note P to the Consolidated Financial Statements) had been in effect for the year ended December 31, 1998 and (ii) the additional income taxes which would have been recorded if GFI had been a "C" corporation instead of an "S" corporation based on tax laws in effect. The unaudited pro forma data does not give effect to the use of proceeds received from the Offering.

    The unaudited pro forma adjustments are based upon available information and certain assumptions that management of the Company believes are reasonable under the circumstances. The pro forma financial data does not purport to represent the results of operations or the financial position of the Company which actually would have occurred had the Reorganization been consummated on the aforesaid dates, or project the results of operations or the financial position of the Company for any future date or period.

--------------

(1) Effective April 14, 1997, Gabelli Fixed Income L.L.C. was restructured such that the Company's ownership increased from 50% to 80.1%, thereby causing Gabelli Fixed Income L.L.C. to become a consolidated subsidiary of the Company. Accordingly, for periods after April 14, 1997, the assets managed by Gabelli Fixed Income L.L.C. are included in the Company's assets under management. If the assets managed by Gabelli Fixed Income L.L.C. had been included for all periods presented, assets under management for 1994, 1995 and 1996 would have been approximately $9.0 billion, $10.8 billion and $11.1 billion, respectively.

(2) The disclosure requirements of SFAS No. 123 require the use of an option valuation model to compute a fair value of employee stock options. The valuation model used by the Company was not developed for use in valuing employee stock options and the Company's employee stock option characteristics vary significantly from those of traded options. As a result, changes in the subjective input assumptions can materially affect the fair value estimate. The pro forma compensation expense, net of tax benefit, related to the Stock Award and Incentive Plan for the year ended December 31, 1998 is $1,300,000 based on 1,134,500 options outstanding on the date of consummation of the Offering.


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Item 8 to this report. The Consolidated Financial Statements reflect the financial condition and results of operations of GFI and include the accounts of the following majority-owned or controlled subsidiaries of the Company: Funds Adviser (100%-owned), GAMCO (100%-owned), GSI (76.6%-owned), Gabelli & Company (76.6%-owned), Gabelli Fixed Income, Inc. (100%-owned), Gabelli Fixed Income L.L.C. (80.1%-owned) and Gabelli Advisers, Inc. (40.9%-owned, combined with the voting interests of affiliated parties, represents voting control).

    In connection with the Reorganization and the Offering, GFI transferred substantially all of the operating assets and liabilities relating to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business to Gabelli Asset Management Inc. in exchange for 24 million shares of Class B Common Stock. For periods after the Offering, the Company's financial statements will reflect the financial condition and results of operations of Gabelli Asset Management Inc. and the historical results of GFI will be shown as predecessor company financial statements.

Overview

    The Company's revenues are largely based on the level of assets under management in its businesses as well as the level of fees associated with its various investment products. Growth in revenues generally depends on good investment performance, which increases assets under management by increasing the value of existing assets under management, contributing to higher investment and lower redemption rates and facilitating the ability to attract additional investors while maintaining current fee levels. Growth in assets under management is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service. Historically, the Company depended primarily on direct distribution of its products and services, but since 1995 has increasingly participated in Third-Party Distribution Programs, particularly NTF Programs. Fluctuations in financial markets also have a substantial effect on assets under management and results of operations, although the Company's extensive use of variable compensation programs tends to moderate the effects of fluctuations in revenues. The Company's largest source of revenues is investment advisory fees which are based on the amount of assets under management in its Mutual Funds and Separate Accounts businesses. Advisory fees from the Mutual Funds are computed daily or weekly, while advisory fees from the Separate Accounts are generally computed quarterly based on account values as of the end of the preceding quarter. These revenues vary depending upon the level of sales compared with redemptions, financial market conditions and the fee structure for assets under management. Revenues derived from the equity oriented portfolios generally have higher management fee rates than fixed income portfolios.

    Commission revenues consist of brokerage commissions derived from securities transactions executed on an agency basis on behalf of mutual funds, institutional and high net worth clients as well as investment banking revenue, which consists of underwriting profits, selling concessions and management fees associated with underwriting activities.

    Distribution fees and other income primarily include distribution fees payable in accordance with Rule 12b-1 ("12b-1") of the Investment Company Act of 1940, as amended (the "Investment Company Act"), along with sales charges and underwriting fees associated with the sale of the Mutual Funds plus other revenues. Distribution fees fluctuate based on the level of assets under management and the amount and type of Mutual Funds sold directly by the Company and through various distribution channels. During 1997, the 12b-1 plans for 15 of the open-end Mutual Funds were restructured as compensation plans with annual fees set at 25 basis points of average assets under management. Previously, these plans were structured to only reimburse the Company for actual distribution expenses incurred, up to 25 basis points of average assets under management.

    Compensation costs include variable and fixed compensation and related expenses paid to the officers, portfolio managers, sales, trading, research and all other staff members of the Company.

    Other operating expenses include product distribution and promotion costs, clearing charges and fees for the Company's brokerage operation, rental of office space and electronic data equipment and services, insurance, charitable contributions and other general and administrative operating costs.

    Interest and dividend income net, as well as net gain from investments (which includes both realized and unrealized gains) is derived from proprietary investments of the Company's capital in various public and private investments.

    Net gain from investments is derived primarily from the assets to be distributed to GFI and also includes the results of the Company's hedging activities. As part of an overall hedge of the risks associated with the Company's proprietary investment portfolio, the Company entered into transactions in domestic equity index contracts. These financial instruments represent future commitments to sell an underlying index for specified amounts at specified future dates. In connection with the Formation Transactions, GFI retained most of the proprietary investment portfolio (which includes the Company's hedging activities).

    As a result of the Offering, the Company became taxable as a "C" corporation for Federal and state income tax purposes and will pay taxes at an effective rate considerably higher than when GFI and certain of its subsidiaries were treated as Subchapter "S" corporations.

    Minority interest represents the share of net income attributable to the minority stockholders, as reported on a separate company basis, of the Company's consolidated majority-owned subsidiaries.

Operating Results for the Year Ended December 31, 1998 as Compared to the Year Ended December 31, 1997

    Total revenues for the year ended December 31, 1998 were $138.2 million, an increase of $32.9 million, or 31%, compared to $105.3 million for the year ended December 31, 1997. Investment advisory and incentive fees, comprising 84% of total revenues, increased $26.7 million, or 30%, to $116.4 million, as the Company experienced strong growth in the level of average assets under management in both its Mutual Funds and Separate Accounts businesses. Total average assets under management, which is the basis for investment advisory and incentive fees, were $14.8 billion in 1998, an increase of $3.4 billion, or 30%, compared to average assets under management of $11.4 billion in 1997. Total assets under management at December 31, 1998 were $16.3 billion, an increase of $3.0 billion from assets under management of $13.3 billion at December 31, 1997. Assets under management in Mutual Funds were $8.2 billion at December 31, 1998, an increase of approximately $2.1 billion, or 34%, from December 31, 1997. This increase represents approximately $1.2 billion in net cash inflows plus $900 million from market-related appreciation. Assets under management in Separate Accounts were $8.0 billion at December 31, 1998 and $7.0 billion at December 31, 1997. Growth in revenues was greater than growth in assets due to a greater weighting of assets to higher fee equity portfolios.

    Commission revenues in 1998 were $8.7 million, an increase of $1.2 million, or 16%, from commission revenues of $7.5 million in 1997. The increase principally resulted from increased agency trading activity for accounts managed by affiliated companies. Commission revenues derived from transactions on behalf of the Mutual Funds and Separate Accounts clients totaled $7.0 million, or approximately 80% of total commission revenues in 1998.

    Distribution fees and other income increased more than 63% to $13.2 million in 1998 from $8.1 million in 1997. Increased 12b-1 fees, resulting from the growth in assets under management and restructuring of the Mutual Funds' 12b-1 plans as compensation plans, accounted for $4.4 million, or 86%, of the total increase in distribution fees and other income during 1998 as compared to 1997.

    Total expenses in 1998 were $93.2 million, an increase of $18.7 million, or 25%, from $74.5 million in 1997. Total expenses as a percentage of total revenues declined to 67% in 1998 from 71% in the prior year as fixed expenses were spread over a larger revenue base. Compensation costs, which are largely variable in nature and increase or decrease as revenues grow or decline, rose approximately $10.7 million, or 24%, to $56.0 million in 1998 from $45.3 million in 1997. Management fee expense, which is totally variable and increases or decreases as operating profits grow or decline, was $12.2 million in 1998, an increase of $1.6 million, or 15%, from $10.6 million for the year ended December 31, 1997. Other operating expenses, which include general operating expenses, as well as marketing, promotion and distribution costs, were $24.9 million in 1998, an increase of approximately $6.2 million, or 33%, from $18.7 million in 1997. Mutual fund administration and distribution expenses accounted for more than $5.6 million, or 90%, of this increase.

    Net gain from investments, which is derived from GFI's proprietary investment portfolio, was approximately $16.5 million for the year ended December 31, 1998 compared to a net gain of $7.9 million for 1997. This increase reflects a net gain of approximately $17.6 million from the sale of certain Personal Communications Services ("PCS") licenses as well as lower losses from hedging activities, which losses declined to $4.8 million in 1998 from a loss of $8.1 million in 1997. Interest and dividend income was $5.1 million in 1998 compared to $4.6 million in 1997. In connection with the Reorganization, GFI retained most of the proprietary investment portfolio (which included the remaining PCS licenses and hedging activities). The net gain (loss) from the proprietary investment portfolio to be retained by GFI was ($2.7) million and $6.5 million for 1998 and 1997, respectively.

    Income taxes increased to $5.5 million for 1998 from $3.1 million for 1997, in line with the increase in income before income taxes and minority interest.

    Minority interest expense increased to $1.7 million in 1998 from $1.5 million in 1997. This increase is reflective of additional income attributable to the minority interests of GFI's 76.6%-owned subsidiary, GSI, and GFI's 40.9% economic interest in Gabelli Advisers, Inc.

Operating Results for Year Ended December 31, 1997 as Compared to Year Ended December 31, 1996

    Total revenues for GFI in 1997 increased to $105.3 million compared to $98.2 million in 1996, an increase of approximately $7.1 million or 7%. The largest component of revenues, investment advisory and incentive fees, increased $5.4 million, or 6%, to $89.7 million, as total assets under management increased by $3.8 billion or 40% to $13.3 billion from $9.5 billion at the end of 1996. The improvements in revenues occurred as assets under management in the Mutual Funds for 1997 increased approximately $1.9 billion, or 46% to $6.1 billion at December 31, 1997 from $4.2 billion on December 31, 1996. In addition, assets under management in the Separate Accounts grew approximately 35% to $7.0 billion at December 31, 1997 from $5.2 billion at the end of the prior year. Approximately 39% of the increase in total assets under management for 1997 and 30% of the increase in investment advisory and incentive fees was due to Gabelli Fixed Income L.L.C. becoming a consolidated subsidiary on April 14, 1997 when GFI increased its ownership interest from 50% to 80.1%. The remaining 61% of the increase in total assets under management was primarily the result of investment performance of the equity portfolios throughout the year and net sales of the Mutual Funds from NTF Programs in the second half of the year. Growth in assets was substantially greater than growth in revenues, due to the consolidation of Gabelli Fixed Income L.L.C. which charges relatively lower fees, the weighting of net sales toward the end of the year and increasingly strong investment performance in the latter part of the year.

    As a result of increased agency trading activity for institutional clients, including accounts managed by affiliated companies, commission revenues in 1997 increased 12% to $7.5 million from $6.7 million in 1996. Commissions from the Mutual Funds and the Separate Account clients totaled $6.1 million, or approximately 81% of total commission revenues in 1997.

    Distribution fees and other income for 1997 increased approximately 12% to $8.1 million from $7.3 million in 1996. This was the result of both increased assets under management and the restructuring of the Mutual Funds' 12b-1 plans as compensation plans.

    Total expenses for 1997 increased to $74.5 million, from $71.3 million in 1996, an increase of $3.2 million, or approximately 4%. Approximately half of this increase was associated with GFI's acquisition of a controlling interest in Gabelli Fixed Income L.L.C. in April 1997 and the inclusion of its expenses in GFI's 1997 results. Compensation costs rose to $45.3 million in 1997 from $41.8 million in 1996, an increase of approximately 8%. Management fee expense rose in line with the increase in pre-tax profits to $10.6 million in 1997 from $10.2 million in 1996. Other operating expenses were $18.7 million in 1997 compared to $19.3 million in 1996, a decline of approximately 3%. This decline in other operating expenses was generally due to lower mutual fund distribution costs.

    Net gain from investments, which is derived from GFI's proprietary investment portfolio, was approximately $7.9 million in 1997, compared to $8.8 million for 1996, a decline of approximately $0.9 million. This decline was principally due to higher costs associated with hedging activities which in 1997 resulted in hedging losses of $8.1 million compared to hedging losses of $3.7 million in 1996. Interest and dividend income, net of interest expense, decreased by approximately $1.7 million in 1997 to $2.8 million compared with $4.5 million in 1996. This decrease was primarily a result of GFI's change in its mix of investments from publicly-traded securities and mutual funds which paid interest and dividends to certain private investments which did not provide a current return. In connection with the Reorganization, GFI retained most of the proprietary investment portfolio (which included GFI's hedging activities). The net gain from the proprietary investment portfolio to be retained by GFI was $4.9 million and $7.6 million for 1997 and 1996, respectively.

    Income taxes decreased to $3.1 million in 1997 from $7.6 million in 1996. This was primarily a result of GAMCO's election of Subchapter "S" corporate status effective January 1, 1997.

    Minority interest declined in 1997 by $1.2 million from $2.7 million in 1996 as a result of GAMCO becoming a wholly owned subsidiary of GFI on January 1, 1997. Minority interest of $1.5 million in 1997 represents income attributable to the minority interests of GFI's then 76.1%-owned subsidiary, GSI, GFI's 80.1%-owned subsidiary, Gabelli Fixed Income L.L.C., and GFI's then 51.1% economic interest in Gabelli Advisers, LLC (now Gabelli Advisers, Inc.).

Operating Results for Year Ended December 31, 1996 as Compared to Year Ended December 31, 1995

    Total revenues for GFI increased to $98.2 million in 1996 from $89.3 million in 1995, an increase of approximately $8.9 million or approximately 10%. Investment advisory and incentive fees accounted for the largest portion of this growth, increasing by $6.9 million or approximately 9% to $84.2 million in 1996 as overall assets under management rose to $9.5 billion in 1996 from $9.3 billion in the prior year. For 1996, assets under management in the Mutual Funds increased to $4.2 billion at December 31, 1996 from $4.1 billion at the end of 1995. Assets under management in the Separate Accounts were $5.2 billion compared to $5.1 billion at December 31, 1995.

    As a result of increased agency trading activity for institutional clients, including accounts managed by affiliated companies, commission revenues increased to $6.7 million in 1996 from $5.7 million in 1995, an increase of approximately 17%. Commissions from the Mutual Funds and the Separate Accounts totaled $4.8 million in 1996, or approximately 72% of total commission revenues.

    Distribution fees and other income increased to $7.3 million in 1996 from $6.3 million in 1995, an increase of approximately 15%, reflecting GFI's increased efforts to distribute its Mutual Funds. For 1996 and 1995, distribution revenues were closely tied to distribution expenses, as the 12b-1 plans for the open-end Mutual Funds were then structured to reimburse GFI for distribution expenditures incurred on behalf of such funds, subject to a limitation of 25 basis points of average fund net assets for those funds with 12b-1 plans.

    Total expenses in 1996 increased to $71.3 million, from $67.5 million in 1995, an increase of $3.8 million, or approximately 6%, primarily as a result of increased compensation costs and costs associated with the distribution of the Mutual Funds. Compensation costs, a significant portion of which are variable in nature, rose approximately 6% from $39.4 million in 1995 to $41.8 million in 1996. Other operating expenses increased approximately $0.6 million or 3% to $19.3 million in 1996 from $18.7 million in 1995.

    Net gain from investments, which is derived from GFI's proprietary investment portfolio, was approximately $8.8 million in 1996 compared to $10.1 million in 1995, a decline of approximately $1.3 million. This decline was attributable to lower investment and market related gains from GFI's investments including losses from hedging activities of $3.7 million in 1996. Interest and dividend income, net of interest expense, decreased to $4.5 million in 1996 from $5.2 million in 1995, a decrease of approximately 13%. This was primarily a result of the use of capital for certain private investments in 1996 which did not provide a current return. In connection with the Reorganization, GFI retained most of the proprietary investment portfolio (which included GFI's hedging activities). The net gain from the proprietary investment portfolio to be retained by GFI was $7.6 million and $6.9 million in 1996 and 1995, respectively.

    Higher net income reported on a separate company basis by both GFI's then 79.1%-owned subsidiary, GAMCO, and then 75.3%-owned subsidiary, GSI, resulted in an increase in income attributable to the minority interests in GFI's consolidated subsidiaries.

Liquidity and Capital Resources

    The Company's principal assets consist of cash, short-term investments, securities held for investment purposes and investments in partnerships in which the Company is either a general or limited partner. Short-term investments are comprised primarily of United States treasury securities with maturities of less than one year and money market funds managed by the Company. Although investments in investment partnerships are for the most part illiquid, the underlying investments of such partnerships are for the most part liquid and the valuations of the investment partnerships reflect that underlying liquidity.

    The Company has historically met its cash requirements through cash generated by its operating activities. Based upon the Company's current level of operations and anticipated growth in net revenues and net income as a result of implementing its business strategy, the Company expects that cash flows from its operating activities will be sufficient to enable the Company to finance its working capital needs for the foreseeable future. The Company has no material commitments for capital expenditures.

    Gabelli & Company is registered with the Commission as a broker-dealer and is a member of the NASD. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. As of December 31, 1998 and 1997, Gabelli & Company had net capital, as defined, of approximately $14.5 million and $6.6 million, respectively, exceeding the regulatory requirement by approximately $14.2 million and $6.3 million, respectively. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

    The Company received net proceeds from the Offering of approximately $96 million which will be used for general corporate purposes, including working capital and the expansion of its business through new investment product offerings, enhanced distribution and marketing of existing investment products, upgraded management information systems and strategic acquisitions as opportunities arise. At present, the Company has no plans, arrangements or understandings relating to any specific acquisitions or alliances. The Company currently does not intend to use any of the net proceeds from the Offering to pay debt service on the $50 million payable to Mr. Gabelli under the terms of his Employment Agreement.

Market Risk

         The Company is subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. The Company's exposure to market risk is directly related to its role as financial intermediary and advisor for assets under management in its mutual funds, institutional and separate accounts business and its proprietary trading activities. At December 31, 1998, the Company's primary market risk exposure was for changes in equity prices and interest rates. To cover its exposure to equity price fluctuations the Company may purchase or sell short, certain domestic equity index futures contracts ("Futures Contracts") or Standard & Poor Depository Receipts ("SPDRS"). Futures Contracts are commitments to purchase or sell an underlying financial index at a future date for specified amounts. At December 31, 1997 and 1998 the Company had sold Futures Contracts with notional amounts outstanding of $33.2 million and $26.5 million, respectively. Any change in the underlying index (in this case the S & P 500 Index) would result in a similar percentage change in the value of the Futures Contract and a corresponding charge or credit to investment gains or losses recognized in the Company's results of operations. SPDRS are securities that represent an interest in the portfolio of securities held by a unit investment trust ("Trust"), but which trade like shares of common stock. The Trust is designed to mirror the performance of the S & P 500 Index. Any change in the S & P 500 Index will result in a similarly corresponding change in the SPDRS with any unrealized gains or losses being recorded, accordingly. At December 31, 1997 and 1998, the Company had equity investments, including mutual funds largely invested in equity products, of $46.6 million and $69.3 million, respectively. Investments in Mutual funds, $25.7 million and $42.0 million at December 31, 1997 and 1998, respectively, generally lower market risk through the diversification of financial instruments within their portfolio. In addition, the Company may alter its investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. The remainder of the portfolio is a diverse selection of common stocks.

         The Company's exposure to interest rate risk results, principally, from its investment of excess cash in government obligations. These investments are primarily short term in nature and the fair value of these investments generally approximate market value.

         The Company's revenues are largely driven by the market value of its assets under management and are therefore exposed to fluctuations in market prices. Investment advisory fees for mutual funds are based on average daily asset values. Management fees earned on institutional and separate accounts, for any given quarter, are determined based on asset values on the last day of the preceding quarter. Any significant increases or decreases in market value of assets managed which occur on the last day of the quarter will result in a relative increase or decrease in revenues for the following quarter.

Recent Accounting Developments

    In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 ("Reporting Comprehensive Income") and SFAS No. 131 ("Disclosure about Segments of an Enterprise and Related Information"). These statements, which are effective for periods beginning after December 15, 1997, expand or modify disclosures. In addition, in 1998, the FASB issued SFAS No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). SFAS No. 133 establishes standards for recognizing and fair valuing derivative financial instruments. SFAS No. 133 is required to be adopted for fiscal years beginning after June 15, 1999. The Company does not expect implementation of these statements to have any significant effect on the Company's reported financial position or results of operations.

Seasonality and Inflation

    The Company does not believe its operations are subject to significant seasonal fluctuations. The Company does not believe inflation will significantly affect its compensation costs as they are substantially variable in nature. However, the rate of inflation may affect Company expenses such as information technology and occupancy costs. To the extent inflation results in rising interest rates and has other effects upon the securities markets, it may adversely affect the Company's financial position and results of operations by reducing the Company's assets under management, revenues or otherwise.

Year 2000 Program

    With the new millennium approaching, many institutions around the world are reviewing and modifying their computer systems to ensure that they are Year 2000 compliant. The issue, in general terms, is that many existing computer systems and microprocessors with date functions (including those in non-information technology equipment and systems) use only two digits to identify a year in the date field with the assumption that the first two digits of the year are always "19". Consequently, on January 1, 2000, computers that are not Year 2000 compliant may read the year as 1900. Systems that calculate, compare or sort using the incorrect date may malfunction.

    Because the Company is dependent, to a very substantial degree, upon the proper functioning of its computer systems, a failure of its systems to be Year 2000 compliant could have a material adverse effect on the Company. For example, a failure of this kind could lead to incomplete or inaccurate accounting or recording of trades in securities or result in the generation of erroneous results or give rise to uncertainty about the Company's exposure to trading risks and its need for liquidity. If not remedied, potential risks include business interruption or shutdown, financial loss, regulatory actions, reputational harm and legal liability.

    In addition, the Company depends primarily upon the proper functioning of third-party computer and non-information technology systems. These parties include trading counterparties; financial intermediaries such as stock exchanges, depositories, clearing agencies, clearing houses and commercial banks; subcontractors such as third-party administrators; and vendors such as providers of telecommunication services, quotation equipment and other utilities. If the third parties with whom the Company interacts have Year 2000 problems that are not remedied, the following problems could result: (i) in the case of subcontractors, in disruption of critical services such as administration, valuation and record keeping services for its mutual funds; (ii) in the case of vendors, in disruption of important services upon which the Company depends, such as telecommunications and electrical power; (iii) in the case of third-party data providers, in the receipt of inaccurate or out-of-date information that would impair the Company's ability to perform critical data functions, such as pricing its securities or other assets; (iv) in the case of financial intermediaries such as exchanges and clearing agents, in failed trade settlements, an inability to trade in certain markets and disruption of funding flows; (v) in the case of banks and other financial institutions, in the disruption of capital flows potentially resulting in liquidity stress; and (vi) in the case of counterparties and customers, in financial and accounting difficulties for those parties that expose the Company to increased credit risk and lost business. Disruption or suspension of activity in the world's financial markets is also possible. In addition, uncertainty about the success of remediation efforts generally may cause many market participants to reduce the level of their market activities temporarily as they assess the effectiveness of these efforts during a "phase-in" period beginning in late 1999. This in turn could result in a general reduction in trading and other market activities (and thus, lost revenues). Management cannot predict the impact that such reduction would have on the Company's business.

    In order to ensure that the Company will continue to operate successfully and be able to meet its fiduciary obligations to its clients after December 31, 1999, the Company has taken numerous steps toward becoming Year 2000 compliant in respect to both its information technology and non-information technology systems. The Company has established a comprehensive Year 2000 program and already has begun to implement it. To date, the Company has (i) taken inventory of all its technology systems;
(ii) performed an analysis of all internal systems, all facilities and communications systems, and all third-party providers' software and hardware products; and (iii) updated its internal system, which is its only in-house developed system, for Year 2000 compliance.

    In addition, the Company has identified and contacted 58 counterparties, intermediaries, subcontractors and vendors with whom it has important financial or operational relationships (18 of which the Company has identified as mission critical) and has requested from them assurances that those systems either are already Year 2000 compliant or that they are taking the necessary steps to make such systems Year 2000 compliant. The Company has received both oral and written responses to these requests from all third-party providers and 37 of them (9 of which the Company has identified as mission critical) have advised the Company that their systems are Year 2000 compliant. The remaining third parties have advised the Company that they are in the process of achieving compliance and are currently in the testing phase.

    The Company intends to maintain ongoing communications with its third-party providers and continue to monitor their compliance progress. The Company is also currently in the process of testing its own updated internal system to ensure Year 2000 compliance. The Company's subsidiaries which are registered with the Commission as broker-dealers or investment advisers have made certain filings with the Commission and other regulatory agencies regarding their Year 2000 compliance efforts and will be making additional filings in 1999. The Company does not anticipate encountering any technology issue which would impede its ability to become Year 2000 compliant; however, there has been no limitation, contractual or otherwise, on the Company's legal remedies in the event that any of the third parties should fail to remedy any Year 2000 problem relating to their systems.

    The Company currently estimates that the total cost of implementing its Year 2000 program will not have a material impact on the Company's results of operations, liquidity or capital resources. There can be no assurance, however, that the Company's Year 2000 program will be effective or that the Company's estimates about the cost of completing its program will be accurate. Neither the Company nor any of its affiliates has been reviewed by federal or state regulators for Year 2000 compliance.


Item 7A:  Quantitative and Qualitative Disclosures About Market Risk.

         Reference is made to the information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk."


Item 8:  Financial Statements and Supplementary Data.

          Reference is made to the Index on page F-1 of the Consolidated Financial Statements of the Company and the Notes thereto contained herein.



Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              GABELLI ASSET MANANAGEMENT INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page


Report of Independent Auditors...................................      F-2
Consolidated Statements of Income for the years ended
  December 31, 1996, 1997 and 1998...............................      F-3
Consolidated Statements of Financial Condition at
  December 31, 1997 and 1998.....................................      F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1996, 1997 and 1998...................      F-5
Consolidated Statements of Cash Flows for the years
  ended December 31, 1996, 1997 and 1998.........................      F-6
Notes to Consolidated Financial Statements.......................      F-8

Unaudited Pro Forma Consolidated Statements of Income and
Financial Condition
Unaudited Pro Forma Consolidated Statement of Income.............      F-19
Unaudited Pro Forma Consolidated Statement of Financial
  Condition......................................................      F-20


                                  --------

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable have been omitted.



                       REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Gabelli Asset Management Inc. and Subsidiaries

    We have audited the accompanying consolidated statements of financial condition of Gabelli Asset Management Inc. and Subsidiaries as of December 31, 1997 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gabelli Asset Management Inc. and Subsidiaries at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                             ERNST & YOUNG LLP




New York, New York
March 9, 1999




               GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME


                                                              Year ended December 31
                                                          1996         1997         1998
                                                      -----------  -----------  --------
                                                                  (In thousands)

       Revenues
       Investment advisory and incentive fees.....    $   84,244     $ 89,684   $ 116,358
       Commission revenue.........................         6,667        7,496        8,673
       Distribution fees and other income.........         7,257        8,096       13,156
                                                        --------     --------     --------
            Total revenues........................        98,168      105,276      138,187
                                                        --------     --------     --------
       Expenses
       Compensation costs.........................        41,814       45,260       56,046
       Management fee.............................        10,192       10,580       12,246
       Other operating expenses...................        19,274       18,690       24,883
                                                        --------     --------     --------
            Total expenses........................        71,280       74,530       93,175
                                                        --------     --------     --------
       Operating income...........................        26,888       30,746       45,012
                                                        --------     --------     --------
       Other Income (Expense)
       Net gain (loss) from investments...........         8,783        7,888       (1,103)
       Gain on sale of PCS licenses, net .............       --           --        17,614
       Interest and dividend income...............         5,406        4,634        5,117
       Interest expense...........................          (879)      (1,876)      (2,212)
       Other......................................           331         (109)          --
                                                        --------     --------     --------
            Total other income, net...............        13,641       10,537       19,416
                                                        --------     --------     --------
       Income before income taxes and
         minority interest........................        40,529       41,283       64,428
       Income taxes...............................         7,631        3,077        5,451
       Minority interest..........................         2,727        1,529        1,710
                                                        --------     --------     --------
       Net income.................................    $   30,171     $ 36,677     $ 57,267
                                                      ==========     ========     ========

                          See accompanying notes.



               GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                    December 31
                                                                                 1997           1998
                                                                               ----------     -------
                                                                            (In thousands, except share data)

      ASSETS

      Cash and cash equivalents......................................          $  12,610      $  50,222
      Investments in securities......................................             56,607         83,802
      Investments in partnerships and affiliates.....................             46,972         49,795
      PCS licenses ..................................................             84,862         33,311
      Receivable from broker.........................................              3,155         13,463
      Investment advisory fees receivable............................              8,484          8,851
      Notes and other receivables from affiliates....................             10,088          5,178
      Capital lease..................................................              3,679          3,433
      Intangible assets, net.........................................              1,932          1,724
      Other receivables..............................................              2,690          1,226
      Other assets...................................................              1,657          3,670
                                                                                 -------        -------
           Total assets..............................................         $  232,736     $  254,675
                                                                               =========      =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

      Securities sold, but not yet purchased.........................         $      346     $   13,011
      Distributions payable to shareholders..........................              4,305         11,616
      Bank loan payable..............................................             30,000              -
      Notes payable..................................................              7,108          5,876
      Income taxes payable (including deferred income taxes of
        $2,818 in 1997 and $2,203 in 1998)...........................              3,752          3,300
      Capital lease obligation.......................................              3,650          3,614
      Compensation payable...........................................              3,456          5,118
      Accrued expenses and other liabilities.........................              5,197          5,113
                                                                               ---------      ---------
           Total liabilities.........................................             57,814         47,648
                                                                               ---------      ---------

      Minority interest..............................................             11,303         12,127
      Stockholders' equity:
        Common Stock, $.01 par value; 1,000,000 shares authorized;
           185,937 and 196,537 shares issued and outstanding, respectively             2              2
        Additional paid-in capital...................................             12,372         21,471
        Retained earnings............................................            152,775        184,141
        Notes receivable.............................................             (1,530)       (10,714)
                                                                               ---------      ---------
           Total stockholders' equity................................            163,619        194,900
                                                                               ---------      ---------

           Total liabilities and stockholders' equity................         $  232,736     $  254,675
                                                                              ==========     ==========



                          See accompanying notes.




               GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years ended December 31, 1996, 1997 and 1998
                     (In thousands, except share data)


                                                               Additional
                                                 Common          Paid-in           Retained         Notes
                                                  Stock          Capital           Earnings      Receivable     Total
                                                 --------      -----------         ---------     ----------     ------

   Balance at December 31, 1995.....           $     2         $   1,835          $ 114,470      $   (235)     $ 116,072
     Repurchase and retirement of
        1,600 shares................                --                (9)            (1,273)           --         (1,282)
     Issuance of note receivable....                --                --                 --          (891)          (891)
     Issuance of 1,704 shares.......                --             1,141                 --            --          1,141
     Distributions to shareholders..                --                --             (6,678)           --         (6,678)
     Net income.....................                --                --             30,171            --         30,171
                                               ------------     --------          ---------       -----------  ---------
   Balance at December 31, 1996.....                 2             2,967            136,690        (1,126)       138,533
     Repurchase and retirement of 50
        shares......................                --               (38)                --            --            (38)
     Net issuances of notes receivable              --                --                 --          (404)          (404)
     Issuance of 11,184 shares......                --             9,443                 --            --          9,443
     Distributions to shareholders..                --                --            (20,592)           --        (20,592)
     Net income.....................                --                --             36,677            --         36,677
                                               -------          --------          ---------       -----------  ---------
   Balance at December 31, 1997.....                 2            12,372            152,775         (1,530)      163,619
     Repurchase and retirement of 400
        shares......................                --              (351)                --            351           --
     Issuance of 11,000 shares......                --             9,450                 --         (9,535)         (85)
     Distributions to shareholders..                --                --            (25,901)            --       (25,901)
     Net income.....................                --                --             57,267             --        57,267
                                               ---------       ----------         ---------      ----------    --------
   Balance at December 31, 1998.....           $     2          $ 21,471           $184,141       $(10,714)    $194,900
                                               ========         ========           ========       =========    ========

                          See accompanying notes.



               GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    Year ended December 31
                                                                               1996             1997            1998
                                                                           -----------      -----------     --------
                                                                                           (In thousands)
       Operating activities
       Net income..........................................                  $ 30,171         $ 36,677        $ 57,267
       Adjustments to reconcile net income to net cash
          provided by operating activities:
         Equity in earnings of partnerships and affiliates.                    (5,997)          (7,886)         (1,414)
         Depreciation and amortization.....................                       424              451             865
         Deferred income taxes.............................                      (114)              50            (615)
         Minority interest in net income of consolidated
            subsidiaries...................................                     2,727            1,529           1,710
         Gain on sale of PCS licenses......................                        --               --         (28,449)
         Changes in operating assets and liabilities:
            Investments in securities......................                     4,435            3,205         (27,195)
            Investment advisory fees receivable............                       526           (1,145)           (367)
            Notes and other receivables from affiliates....                   (12,353)           9,100           4,910
            Other receivables..............................                    (5,230)             784           1,464
            Receivable from broker.........................                    (1,764)          (1,391)        (10,308)
            Other assets...................................                    (2,103)            (201)         (2,460)
            Notes payable..................................                        --             (879)         (1,232)
            Income taxes payable...........................                     1,470             (670)            163
            Compensation payable...........................                    (1,933)            (133)          1,662
            Securities sold, but not yet purchased.........                        --             (436)         12,665
            Distributions payable to shareholders...........                      627            2,754           7,311
            Accrued expenses and other liabilities.........                      (261)          (3,238)         (6,434)
                                                                             ---------        --------        ----------
       Total adjustments...................................                   (19,546)           1,894         (47,724)
                                                                             --------         ----------      ---------
       Net cash provided by operating activities...........                    10,625            38,571          9,543
                                                                             --------         ---------       --------
       Investing activities
       (Purchases) sale of PCS licenses....................                   (21,661)         (63,201)         80,000
       Distributions from partnerships and affiliates......                     5,101            2,607           3,770
       Investments in partnerships and affiliates..........                    (2,832)          (6,560)         (5,179)
       Cost of acquisitions................................                        --           (2,175)            --
                                                                             --------          --------       --------
       Net cash (used in)  provided by investing activities                   (19,392)         (69,329)        78,591
                                                                             --------         ---------       --------
       Financing activities
       Proceeds from (repayment of) bank loan..............                        --            30,000        (30,000)
       Distributions to shareholders.......................                    (5,988)          (17,794)       (19,636)
       Repayments of subsidiaries' notes receivable........                       127                 5            --
       Issuances of subsidiaries' common stock.............                        --               108            --
       Purchase of minority stockholders' interest.........                        --            (1,864)          (886)
       Proceeds from issuances of common stock.............                       738               --             --
       Payment for common stock repurchased and retired....                      (581)             (38)            --
       Repayments of notes receivable......................                        --                2             --
                                                                             --------         --------        -----------
       Net cash (used in) provided by financing activities.                    (5,704)          10,419         (50,522)
                                                                             --------         --------        ---------
       Net (decrease) increase in cash and cash equivalents                   (14,471)         (20,339)         37,612
       Cash and cash equivalents at beginning of year......                    47,420           32,949          12,610
                                                                             --------         --------        --------
       Cash and cash equivalents at end of year............                  $ 32,949         $ 12,610        $ 50,222
                                                                             ========         ========        ========
       Supplemental disclosure of cash flow information
       Cash paid for interest..............................                  $    879         $  1,784         $  2,212
                                                                             ========         ========         ========
       Cash paid for income taxes..........................                  $  5,952         $  3,337         $  5,903
                                                                             ========         ========         ========
       Supplemental disclosure of noncash financing activity
       Issuance of note payable for repurchase of subsidiary's
         common stock......................................                  $     --         $    976         $     --
                                                                             ========         ========         ========
       Issuance of note payable for repurchase of common stock               $  1,232         $     --         $     --
                                                                             ========         ========         ========
       Receipt of note for common stock sold...............                  $    891         $    404         $  9,535
                                                                             ========         ========         ========
       Receipt of notes for sale of minority interest......                  $     --         $    375         $     --
                                                                             ========         ========         ========

                                       See accompanying notes.






               GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1998

A.  Significant Accounting Policies

Basis of Presentation

    Gabelli Asset Management Inc. ("GAMI") is a newly formed company, incorporated in April 1998 in the state of New York, with no significant assets or liabilities and which did not engage in any business activities prior to the public offering ("Offering") of its shares. Immediately preceding the Offering, which occurred on February 11, 1999, GAMI exchanged 24 million shares of its Class B Common Stock, representing all of its then issued and outstanding common stock, with Gabelli Funds, Inc. ("GFI") and two of its subsidiaries in consideration for substantially all of the operating assets and liabilities of GFI relating to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business (the "Reorganization").

    The consolidated financial statements presented herein include the assets, liabilities and earnings of GFI, its wholly-owned subsidiary GAMCO Investors, Inc. ("GAMCO"), and GFI's majority-owned or controlled subsidiaries consisting of Gabelli Securities, Inc. ("GSI"), Gabelli Fixed Income L.L.C. ("Fixed Income") and Gabelli Advisers LLC ("Advisers") (collectively, the "Company"). After the Offering, the Company's financial statements will reflect the financial condition and results of operations of GAMI and the historical results of GFI will be shown as predecessor company financial statements.

    Prior to a reorganization on January 1, 1997, GFI owned approximately 79% of GAMCO. On that date, all outstanding shares of GAMCO not previously held by GFI were either redeemed at book value by GAMCO or exchanged for shares of GFI at a predetermined ratio. At December 31, 1996, 1997 and 1998, GFI owned approximately 76% of GSI and 41% of Advisers, which, combined with the voting interests of affiliated parties, represents voting control. At December 31, 1997 and 1998, GFI owned approximately 80% of Fixed Income, which commenced operations on April 15, 1997. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Nature of Operations

GFI, GAMCO, Fixed Income and Advisers are registered investment advisers under the Investment Advisers Act of 1940. Gabelli & Company, Inc. ("Gabelli & Company"), a wholly-owned subsidiary of GSI, is a registered broker-dealer. Gabelli & Company acts as an introducing broker and all transactions for its customers are cleared through New York Stock Exchange member firms on a fully disclosed basis. Accordingly, open customer transactions are not reflected in the accompanying statements of financial condition. Gabelli & Company is exposed to credit losses on these open positions in the event of nonperformance by its customers.



               GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1998

This exposure is reduced by the clearing brokers' policy of obtaining and maintaining adequate collateral until the open transaction is completed.

Cash Equivalents

    Cash equivalents consist of investments in money market mutual funds.

Investments in Securities

    Investments in securities are accounted for as "trading securities" and are stated at quoted market values. Securities which are not readily marketable are stated at their estimated fair values as determined by the Company's management. The resulting unrealized gains and losses are included in net gain from investments. Security transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from securities transactions are recorded on the identified cost basis.

    The Company periodically enters into short sales. Securities sold short are stated at quoted market values and represent obligations of the Company to purchase the securities at prevailing market prices. The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the sales commitments.

Investments in Partnerships and Affiliates

    Investments in partnerships, whose underlying assets consist of marketable securities, and investments in affiliates are accounted for using the equity method, under which the Company's share of net earnings or losses of these partnerships and affiliated entities is reflected in income as earned and distributions received are reductions of the investments. Investments in partnerships for which market values are not readily available are valued at fair value as determined by the Company's management.

Receivable from Broker

    Receivable from broker includes cash and receivables for securities sold. At December 31, 1998, a substantial portion of this balance represents required margin deposits for securities sold, but not yet purchased.

Investment Advisory Fees

    Investment advisory fees are based on predetermined percentages of the market values of the portfolios under management and are recognized as revenue as the related services are performed.

Depreciation and Amortization

    Fixed assets are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter.

Intangible Assets

    The cost in excess of net assets acquired is amortized on a straight-line basis over ten years. The carrying value of cost in excess of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable based upon expectations of operating income and non-discounted cash flows over its remaining life. Accumulated amortization at December 31, 1997 and 1998 was $148,000 and $356,000, respectively.

Minority Interest

    Minority interest represents the minority stockholders' ownership of GAMCO for 1996, Fixed Income for 1997 and 1998 and GSI and Advisers for 1996, 1997 and 1998. With the exception of GSI, these minority stockholders are principally employees, officers and directors of the Company.

Fair Value of Financial Instruments

     At December 31, 1997 and 1998, substantially all financial instruments are carried at amounts which approximate fair value.

Earnings Per Share

    The Company has not presented historical earnings per share due to the significant changes in its operations which are not reflected in the historical financial statements. (See Note P.) The Company prospectively will apply Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the treasury stock method. Diluted earnings per common share assumes full dilution and is computed by dividing net income by the total of the weighted average number of shares of common stock outstanding and common stock equivalents.

Business Segments

    The Company has not presented business segment data, in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," because it operates predominantly in one business segment, the investment advisory and asset management business.

Distribution Costs

    The Company incurs certain promotion and distribution costs, which are expensed as incurred, related to the sale of shares of mutual funds advised by the Company (the "Funds").

Comprehensive Income

    The Company has not presented a consolidated statement of comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," because it does not have any items of "other comprehensive income".

Reclassifications

         Certain items previously reported have been reclassified to conform with the current year's financial statement presentation.

B.  Investments in Securities

    Investments in securities at December 31, 1997 and 1998 consist of the following:

                                       1997                 1998
                                       ----                 ----
                                            Market                 Market
                                Cost         Value       Cost      Value
                                ----        ------       ----      ------
                                               (In Thousands)
U.S. Government obligations
                              $  6,229   $  6,352      $14,280    $14,402
Common stocks                   13,551     19,895       19,466     25,772
Mutual funds                    21,265     25,707       36,126     42,032
Preferred stocks                   300      1,038          285      1,521
Other investments                  862      3,615           75         75
                              --------   --------      -------    -------
                              $ 42,207   $ 56,607      $70,232    $83,802
                              ========   ========      =======    =======

C.  Investments in Partnerships and Affiliates

    The Company is a co-General Partner of various limited partnerships whose underlying assets consist primarily of marketable securities. As co-General Partner, the Company is contingently liable for all of the partnerships' liabilities. Summary financial information, including the Company's carrying value and income from these partnerships at December 31, 1997 and 1998 and for the years then ended, is as follows (in thousands):

                                            1997          1998
                                            ----          ----
        Total assets                      $131,281      $143,933
        Total liabilities                    1,458         7,067
        Equity                             129,823       136,866
        Net earnings                        12,073        10,252
        Company's carrying value            14,479        15,334
        Company's income                     3,065         2,162

    Income from the above partnerships for the year ended December 31, 1996 was approximately $1,944,000.

    The Company's income from these partnerships consists of its pro rata capital allocation and its share of a 20% incentive allocation from the limited partners. The general partners also receive an annual administrative fee based on a percentage of each partnership's net assets. For the years ended December 31, 1996, 1997 and 1998, the Company earned administrative fees of approximately $820,000, $1,085,000 and $1,177,000, respectively.

    At December 31, 1997 and 1998, the Company had various limited partner interests in unaffiliated limited partnerships aggregating approximately $32,332,000 and $35,347,000, respectively. For the years ended December 31, 1996, 1997 and 1998, the net gains (losses) recorded by the Company in these investments approximated $3,722,000, $5,666,000 and, ($659,000), respectively.

    Prior to April 14, 1997, the Company was a 50% general partner in two investment advisory companies, one which managed fixed income mutual funds and the other which managed separate accounts. In addition, it had a 49% investment in a related broker-dealer. These investments were accounted for using the equity method. On April 14, 1997, through the acquisition of the general partnership interests held by the other general partner and a reorganization into Fixed Income, the Company increased its ownership stake in these companies to approximately 80%. This transaction resulted in the recognition of approximately $2,080,000 of cost in excess of net assets acquired, which is being amortized over a period of 10 years. The results of Fixed Income's operations are included in the consolidated statements of income effective April 14, 1997. For the years ended December 31, 1996 and 1997, the Company recorded equity income (loss) from these entities of approximately $331,000 and $(109,000), respectively. Pro forma information relating to this transaction is not presented because its effect is immaterial.

D.  Notes Receivable

    At December 31, 1997 and 1998, the Company had full recourse notes and interest receivable from directors of GAMCO in the amount of approximately $1,666,000 and, $1,532,000 respectively, which are secured by the directors' ownership interests in the Company and various affiliates. The notes bear interest at an annual rate of 7% and are payable on demand.

    At both December 31, 1997 and 1998 the Company had a note receivable of approximately $603,000 from an affiliated entity in which the Company has a 49.9% ownership interest. Under the terms of the note, 15% of the realized net profits of the affiliate are payable to the Company. The note is secured by a security interest in all of the assets of the affiliate, which consist primarily of Wireless Communications Service ("WCS") licenses. For the years ended December 31, 1997 and 1998 the Company did not record any income under the terms of the note.

    At December 31, 1997, the Company had a note receivable from an entity controlled by certain stockholders of the Company in the amount of $3,600,000. The note bears interest at an annual rate of 7%. All principal and interest due on the note was repaid in 1998.

    The Company has approximately $2,464,000 and $11,775,000 in various other notes and interest receivable outstanding at December 31, 1997 and 1998 from certain executive officers, directors and employees in connection with the acquisition of stock and other ownership interests in the Company. Interest rates on these notes range from 5% to 10%.

E.  Income Taxes

    The Company accounts for income taxes under the liability method prescribed by SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

    GFI and GSI each file separate income tax returns. Accordingly, the tax provision represents the aggregate of the amounts provided for all companies.

    GFI elected to be treated as a Subchapter "S" corporation for federal and state income tax purposes effective January 1, 1995. As a result of converting from a taxable "C" corporation to a nontaxable "S" corporation, a federal income tax will be imposed on any "built-in gain" recognized by GFI on the disposition of assets within ten years from the date of conversion. GFI retained its existing deferred tax liability at the date of conversion to the extent of the estimated built-in gains tax. This tax liability is subject to remeasurement at each financial statement date until the end of the ten-year period. On January 1, 1997, GFI elected to treat GAMCO as a Qualified Subchapter "S" subsidiary for Federal and state income tax purposes.

    The provision (benefit) for income taxes for the years ended December 31, 1996, 1997 and 1998 consisted of the following:

                                  1996         1997            1998
                                  ----         ----            ----
                                          (In thousands)
         Federal:
         Current                 $6,232        $2,399         $4,668
         Deferred                   (93)           (8)          (607)
         State and local:
         Current                  1,514           628          1,398
         Deferred                   (22)           58             (8)
                                 ------        ------         ------
                                 $7,631        $3,077         $5,451
                                 ======        ======         ======

    The Company's deferred income tax liability at December 31, 1997 and 1998 relates primarily to unrealized gains and losses on investments in securities and partnerships.

    The Company's provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes and minority interest principally due to GFI's status as a Subchapter "S" corporation. Subsequent to the Offering the Company will be taxed as a "C" Corporation for Federal and state income tax purposes which will substantially increase the tax expense in future years.

F.  Bank Loan and Notes Payable

    In 1997, the Company, through Rivgam Communicators, LLC ("Rivgam"), a wholly-owned subsidiary of GAMCO, entered into a credit facility with The Chase Manhattan Bank under which Rivgam borrowed $30 million. Interest was variable based upon changes in the London Interbank Offering Rate or the Federal Funds Rate. All principal and interest on the loan was repaid on April 3, 1998.

    At December 31, 1997 and 1998, the Company had notes payable outstanding of approximately $4,900,000, which mature on May 31, 2003, unless certain circumstances arise which allow for an accelerated repayment.

    The notes accrue interest at 2% over the prime rate, subject to a minimum interest rate of 9% and a maximum interest rate of 15%, payable quarterly. Interest expense on these notes amounted to approximately $636,000, $557,000 and $512,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

    On December 31, 1997, the Company had a note payable amounting to $1,232,000 which had been issued as consideration for repurchase of the Company's common stock. The note matured and was fully paid on January 2, 1998. The note accrued interest at an annual rate of 10%, payable quarterly. Interest expense on this note amounted to approximately $31,000, $123,000 and $0 for the years ended December 31, 1996, 1997 and 1998, respectively.

    In connection with the restructuring of GAMCO's ownership, GAMCO issued a note payable in 1997 of approximately $976,000 to an employee and director of the Company and GAMCO, respectively, in consideration for repurchase of GAMCO common stock. The note matures on January 2, 2000, unless certain circumstances arise which allow for an accelerated repayment. GAMCO also has the option to redeem the note at any time prior to maturity at predetermined rates. The note accrues interest at an annual rate of 12%, payable quarterly. Interest expense on this note amounted to approximately $117,000 and $117,000 for the years ended December 31, 1997 and 1998, respectively.

G.  Stockholders' Equity

    Upon their disassociation with the Company, certain stockholders of GFI are required to sell their shares to GFI at book value (approximately $23.4 million at December 31, 1998). In addition, certain shareholders of GSI are required to sell, upon disassociation with the Company, their shares to GSI at book value or a price established by management (approximately $3.6 million at December 31, 1998).

H.  Capital Lease

    In December 1997, the Company signed an agreement to lease office space from a company owned by stockholders of GFI. The Company has recorded a capital lease asset and liability for the fair value of the leased property. Amortization of the capital lease is computed on the straight-line method over the term of the lease, which expires on April 30, 2013. The lease provides that all operating expenses relating to the property (such as property taxes, utilities and maintenance) are to be paid by the lessee, the Company.

    Future minimum lease payments for this capitalized property at December 31, 1998 are as follows:

                                                     (In thousands)
            1999.................................          $  720
            2000.................................             720
            2001.................................             720
            2002.................................             720
            2003.................................             756
            Thereafter...........................           7,140
                                                           ------
            Total minimum obligations............          10,776
                                                           ------
            Interest.............................           3,991
                                                           ------
            Present value of net obligations.....          $6,785
                                                           ======

    Lease payments under this agreement amounted to approximately $50,000 and $720,000 for the years ended December 31, 1997 and 1998, respectively. Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $1,504,000, of which approximately $356,000 is due from an affiliated entity.

    Total minimum obligations exclude the operating expenses to be borne by the Company, which are estimated to be approximately $400,000 per year.

I.  Commitments

    The Company rents office space under leases which expire at various dates through 2001. Future minimum lease commitments under these operating leases as of December 31, 1998 are as follows:

                                      (In thousands)
                            1999........... $  642
                            2000...........    627
                            2001...........    593
                                            ------
                                            $1,862
                                            ======

    Equipment rentals and occupancy expense amounted to approximately $1,457,000, $1,644,000 and $1,502,000 respectively, for the years ended
December 31, 1996, 1997 and 1998.

J.  Related Party Transactions

    GFI serves as the investment adviser for the Funds and earns advisory fees based on predetermined percentages of the average net assets of the Funds. In addition, Gabelli & Company has entered into distribution agreements with each of the Funds. As principal distributor, Gabelli & Company incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a fee or reimbursement from the Funds.

    The Company had an aggregate investment in the Funds of approximately $34,464,000 and $88,878,000 at December 31, 1997 and 1998, respectively, of which approximately $11,305,000 and $48,622,000, respectively, is invested in a money market mutual fund. Gabelli & Company earns a majority of its commission revenue from transactions executed on behalf of clients of affiliated companies.

    The Company was required to pay the Chairman of the Board and Chief Executive Officer a management fee which is equal to 20% of the pretax profits of each of the Company's operating divisions before consideration of this management fee. This fee approximated $10,192,000, $10,580,000 and $12,246,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The Chairman of the Board and Chief Executive Officer also received portfolio management compensation and account executive fees of approximately $21,260,000, $23,005,000 and $30,105,000 for the years ended
December 31, 1996, 1997 and 1998, respectively, which have been included in compensation costs.

    The Company contributed approximately $1,628,000 and $1,014,000 for the years ended December 31, 1996 and 1997, respectively, to an accredited charitable foundation, of which the Chairman of the Board and Chief Executive Officer of the Company is an officer. The Company did not make any contributions to this charitable foundation in 1998.

    In March 1997, the Company made a secured loan of $10 million to Lynch Corporation, an affiliate of the Chairman and CEO of the Company, which accrued interest at the prime rate and included a 1% commitment fee. The loan and all accrued interest were repaid in June 1997.

    In February 1998, the Company guaranteed a $30 million loan made by a bank to Rivgam LMDS, LLC, an entity in which Mr. Gabelli is the Managing Member and in which he has a 71% ownership interest. Such loan and interest thereon was repaid in April 1998 thereby relieving the Company of its obligation under the guarantee.

    In 1998 the Company transferred to Lynch Corporation, in exchange for certain services provided, a PCS license with a cost basis of $674,000. The estimated fair market value of the PCS license at the time of the transfer was approximately $1,000,000.

K.  Financial Requirements

    The Company is required to maintain minimum capital levels with affiliated partnerships. At December 31, 1998, the minimum capital requirements approximated $1,369,000. In addition, at December 31, 1998, the Company had commitments to make investments in unaffiliated partnerships of approximately $576,000.

    As a registered broker-dealer, Gabelli & Company is subject to Uniform Net Capital Rule 15c3-1 (the "Rule") of the Securities and Exchange Commission. Gabelli & Company computes its net capital under the alternative method permitted by the Rule which requires minimum net capital of $250,000. At December 31, 1998, Gabelli & Company had net capital in excess of the minimum requirement of approximately $14,245,000.

L.  Administration Fees

    The Company has entered into administration agreements with other companies (the "Administrators"), whereby the Administrators provide certain services on behalf of several of the Funds. Such services do not include the investment advisory and portfolio management services provided by the Company. The fees are negotiated based on predetermined percentages of the net assets of each of the Funds for which such agreements have been entered into.

M.  Profit Sharing Plan and Incentive Savings Plan

    The Company has a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all employees. Company contributions to the plans are determined annually by the Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. The Company accrued contributions of approximately $121,000, $80,000 and $50,000 to the plans for the years ended December 31, 1996, 1997 and 1998, respectively.

N.  Derivative Financial Instruments

    During 1997 and 1998, the Company's trading activities included transactions in domestic equity index futures contracts. These financial instruments represent future commitments to purchase or sell an underlying index for specified amounts at specified future dates. Such contracts create off-balance sheet risk for the Company as the future satisfaction of these contracts may be for amounts in excess of the amounts recognized in the consolidated statements of financial condition.

    The amounts disclosed below represent the notional amounts outstanding, end of year fair values and average fair values of domestic equity index futures contracts sold as of and for the years ended December 31, 1997 and 1998:

                   Notional                            Average Fair
                   Amounts                             Value for the
               Outstanding At       Fair Value At       Year Ended
     Year         December 31        December 31        December 31
    ------     ------------------   -------------      -------------
                                   (In thousands)
     1998          $26,456             $(1,568)            $(741)
     1997          $33,246             $   202             $(776)

    At December 31, 1997 and 1998, the Company had margin deposits of approximately $1,470,000 and $1,413,000, respectively, with a futures broker for these open futures contracts.

    In connection with this futures activity, the Company incurred losses of approximately $3,692,000, $8,063,000 and $4,749,000 during the years ended December 31, 1996, 1997 and 1998 respectively. Such losses are reflected as part of net gain (loss) from investments in the consolidated statements of income.

O.  PCS Licenses

    The Company, through Rivgam, purchased PCS licenses auctioned by the FCC in 1997. The PCS licenses are valued at the lower of their original purchase cost or their market value. Market values are determined based upon the most recent public auction for similar licenses, fair value estimates provided by independent companies that solicit bids for such licenses or bids received from unaffiliated potential acquirers.

    During 1998, the Company sold certain of its PCS licenses with a cost basis of $51,551,000. The Company recorded a pre-tax gain of approximately $17,600,000, net of investment banking, management and other related fees of approximately $10,800,000 paid principally to related parties, of which $4,196,000 was paid to the Company's Chairman and Chief Executive Officer.

P.  Subsequent Events (Unaudited)

Initial Public Offering (Formation Transactions)

    On February 11, 1999, the Company sold 6 million shares of its Class A Common Stock through an initial public offering at $17.50 per share, receiving proceeds of approximately $96 million after fees and expenses. Immediately after the Offering the Company had 30 million shares of common stock issued and outstanding.

    After completion of the Offering, the Company is no longer treated as an "S" corporation and will be subject to corporate income taxes.

    Immediately preceding the Offering and in conjunction with the Reorganization, the Company and its Chairman and Chief Executive Officer entered into an Employment Agreement. The Employment Agreement provides that the Company will pay the Chairman and Chief Executive Officer 10% of the Company's aggregate pre-tax profits while he is an executive of the Company and devoting the substantial majority of his working time to the business of the Company. The Employment Agreement further provides that the Company will pay the Chairman and Chief Executive Officer $50 million on January 2, 2002, plus interest payable quarterly at an annual rate of 6% from the date of the Employment Agreement.

Stock Award and Incentive Plan

    On February 10, 1999, the Board of Directors adopted the 1999 Gabelli Asset Management Inc. Stock Award and Incentive Plan (the "Plan"), designed to provide incentives which will attract and retain individuals key to the success of GAMI through direct or indirect ownership of GAMI's common stock. Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards. A maximum of 1,500,000 shares Class A Common Stock has been reserved for issuance and the Plan provides that the terms and conditions of each award are to be determined by a committee of the Board of Directors charged with administering the Plan. Under the Plan, the committee may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine. Options granted under the Plan vest 75% after three years and 100% after four years from the date of grant and expire after ten years.

    Options were granted to all full time employees to purchase 1,124,500 shares and to a non-employee director to purchase 10,000 shares of common stock at an exercise price of $16.28 per share. There are 365,500 shares available for future equity awards after consideration of these February 1999 awards.

    The Company has elected to account for stock options under the intrinsic value method. Under the intrinsic value method, compensation expense is recognized only if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant. The estimated pro forma compensation expense attributable to options granted to employees under the Plan is not presented as its effect is immaterial.

               GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1998

This exposure is reduced by the clearing brokers' policy of obtaining and maintaining adequate collateral until the open transaction is completed.

Cash Equivalents

    Cash equivalents consist of investments in money market mutual funds.

Investments in Securities

    Investments in securities are accounted for as "trading securities" and are stated at quoted market values. Securities which are not readily marketable are stated at their estimated fair values as determined by the Company's management. The resulting unrealized gains and losses are included in net gain from investments. Security transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from securities transactions are recorded on the identified cost basis.

    The Company periodically enters into short sales. Securities sold short are stated at quoted market values and represent obligations of the Company to purchase the securities at prevailing market prices. The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the sales commitments.

Investments in Partnerships and Affiliates

    Investments in partnerships, whose underlying assets consist of marketable securities, and investments in affiliates are accounted for using the equity method, under which the Company's share of net earnings or losses of these partnerships and affiliated entities is reflected in income as earned and distributions received are reductions of the investments. Investments in partnerships for which market values are not readily available are valued at fair value as determined by the Company's management.

Receivable from Broker

    Receivable from broker includes cash and receivables for securities sold. At December 31, 1998, a substantial portion of this balance represents required margin deposits for securities sold, but not yet purchased.

Investment Advisory Fees

    Investment advisory fees are based on predetermined percentages of the market values of the portfolios under management and are recognized as revenue as the related services are performed.

Depreciation and Amortization

    Fixed assets are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter.

Intangible Assets

    The cost in excess of net assets acquired is amortized on a straight-line basis over ten years. The carrying value of cost in excess of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable based upon expectations of operating income and non-discounted cash flows over its remaining life. Accumulated amortization at December 31, 1997 and 1998 was $148,000 and $356,000, respectively.

Minority Interest

    Minority interest represents the minority stockholders' ownership of GAMCO for 1996, Fixed Income for 1997 and 1998 and GSI and Advisers for 1996, 1997 and 1998. With the exception of GSI, these minority stockholders are principally employees, officers and directors of the Company.

Fair Value of Financial Instruments

     At December 31, 1997 and 1998, substantially all financial instruments are carried at amounts which approximate fair value.

Earnings Per Share

    The Company has not presented historical earnings per share due to the significant changes in its operations which are not reflected in the historical financial statements. (See Note P.) The Company prospectively will apply Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the treasury stock method. Diluted earnings per common share assumes full dilution and is computed by dividing net income by the total of the weighted average number of shares of common stock outstanding and common stock equivalents.

Business Segments

    The Company has not presented business segment data, in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," because it operates predominantly in one business segment, the investment advisory and asset management business.

Distribution Costs

    The Company incurs certain promotion and distribution costs, which are expensed as incurred, related to the sale of shares of mutual funds advised by the Company (the "Funds").

Comprehensive Income

    The Company has not presented a consolidated statement of comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," because it does not have any items of "other comprehensive income".

Reclassifications

         Certain items previously reported have been reclassified to conform with the current year's financial statement presentation.

B.  Investments in Securities

    Investments in securities at December 31, 1997 and 1998 consist of the following:

                                       1997                 1998
                                       ----                 ----
                                            Market                 Market
                                Cost         Value       Cost      Value
                                ----        ------       ----      ------
                                               (In Thousands)
U.S. Government obligations
                              $  6,229   $  6,352      $14,280    $14,402
Common stocks                   13,551     19,895       19,466     25,772
Mutual funds                    21,265     25,707       36,126     42,032
Preferred stocks                   300      1,038          285      1,521
Other investments                  862      3,615           75         75
                              --------   --------      -------    -------
                              $ 42,207   $ 56,607      $70,232    $83,802
                              ========   ========      =======    =======

C.  Investments in Partnerships and Affiliates

    The Company is a co-General Partner of various limited partnerships whose underlying assets consist primarily of marketable securities. As co-General Partner, the Company is contingently liable for all of the partnerships' liabilities. Summary financial information, including the Company's carrying value and income from these partnerships at December 31, 1997 and 1998 and for the years then ended, is as follows (in thousands):

                                            1997          1998
                                            ----          ----
        Total assets                      $131,281      $143,933
        Total liabilities                    1,458         7,067
        Equity                             129,823       136,866
        Net earnings                        12,073        10,252
        Company's carrying value            14,479        15,334
        Company's income                     3,065         2,162

    Income from the above partnerships for the year ended December 31, 1996 was approximately $1,944,000.

    The Company's income from these partnerships consists of its pro rata capital allocation and its share of a 20% incentive allocation from the limited partners. The general partners also receive an annual administrative fee based on a percentage of each partnership's net assets. For the years ended December 31, 1996, 1997 and 1998, the Company earned administrative fees of approximately $820,000, $1,085,000 and $1,177,000, respectively.

    At December 31, 1997 and 1998, the Company had various limited partner interests in unaffiliated limited partnerships aggregating approximately $32,332,000 and $35,347,000, respectively. For the years ended December 31, 1996, 1997 and 1998, the net gains (losses) recorded by the Company in these investments approximated $3,722,000, $5,666,000 and, ($659,000), respectively.

    Prior to April 14, 1997, the Company was a 50% general partner in two investment advisory companies, one which managed fixed income mutual funds and the other which managed separate accounts. In addition, it had a 49% investment in a related broker-dealer. These investments were accounted for using the equity method. On April 14, 1997, through the acquisition of the general partnership interests held by the other general partner and a reorganization into Fixed Income, the Company increased its ownership stake in these companies to approximately 80%. This transaction resulted in the recognition of approximately $2,080,000 of cost in excess of net assets acquired, which is being amortized over a period of 10 years. The results of Fixed Income's operations are included in the consolidated statements of income effective April 14, 1997. For the years ended December 31, 1996 and 1997, the Company recorded equity income (loss) from these entities of approximately $331,000 and $(109,000), respectively. Pro forma information relating to this transaction is not presented because its effect is immaterial.

D.  Notes Receivable

    At December 31, 1997 and 1998, the Company had full recourse notes and interest receivable from directors of GAMCO in the amount of approximately $1,666,000 and, $1,532,000 respectively, which are secured by the directors' ownership interests in the Company and various affiliates. The notes bear interest at an annual rate of 7% and are payable on demand.

    At both December 31, 1997 and 1998 the Company had a note receivable of approximately $603,000 from an affiliated entity in which the Company has a 49.9% ownership interest. Under the terms of the note, 15% of the realized net profits of the affiliate are payable to the Company. The note is secured by a security interest in all of the assets of the affiliate, which consist primarily of Wireless Communications Service ("WCS") licenses. For the years ended December 31, 1997 and 1998 the Company did not record any income under the terms of the note.

    At December 31, 1997, the Company had a note receivable from an entity controlled by certain stockholders of the Company in the amount of $3,600,000. The note bears interest at an annual rate of 7%. All principal and interest due on the note was repaid in 1998.

    The Company has approximately $2,464,000 and $11,775,000 in various other notes and interest receivable outstanding at December 31, 1997 and 1998 from certain executive officers, directors and employees in connection with the acquisition of stock and other ownership interests in the Company. Interest rates on these notes range from 5% to 10%.

E.  Income Taxes

    The Company accounts for income taxes under the liability method prescribed by SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

    GFI and GSI each file separate income tax returns. Accordingly, the tax provision represents the aggregate of the amounts provided for all companies.

    GFI elected to be treated as a Subchapter "S" corporation for federal and state income tax purposes effective January 1, 1995. As a result of converting from a taxable "C" corporation to a nontaxable "S" corporation, a federal income tax will be imposed on any "built-in gain" recognized by GFI on the disposition of assets within ten years from the date of conversion. GFI retained its existing deferred tax liability at the date of conversion to the extent of the estimated built-in gains tax. This tax liability is subject to remeasurement at each financial statement date until the end of the ten-year period. On January 1, 1997, GFI elected to treat GAMCO as a Qualified Subchapter "S" subsidiary for Federal and state income tax purposes.

    The provision (benefit) for income taxes for the years ended December 31, 1996, 1997 and 1998 consisted of the following:

                                  1996         1997            1998
                                  ----         ----            ----
                                          (In thousands)
         Federal:
         Current                 $6,232        $2,399         $4,668
         Deferred                   (93)           (8)          (607)
         State and local:
         Current                  1,514           628          1,398
         Deferred                   (22)           58             (8)
                                 ------        ------         ------
                                 $7,631        $3,077         $5,451
                                 ======        ======         ======

    The Company's deferred income tax liability at December 31, 1997 and 1998 relates primarily to unrealized gains and losses on investments in securities and partnerships.

    The Company's provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes and minority interest principally due to GFI's status as a Subchapter "S" corporation. Subsequent to the Offering the Company will be taxed as a "C" Corporation for Federal and state income tax purposes which will substantially increase the tax expense in future years.

F.  Bank Loan and Notes Payable

    In 1997, the Company, through Rivgam Communicators, LLC ("Rivgam"), a wholly-owned subsidiary of GAMCO, entered into a credit facility with The Chase Manhattan Bank under which Rivgam borrowed $30 million. Interest was variable based upon changes in the London Interbank Offering Rate or the Federal Funds Rate. All principal and interest on the loan was repaid on April 3, 1998.

    At December 31, 1997 and 1998, the Company had notes payable outstanding of approximately $4,900,000, which mature on May 31, 2003, unless certain circumstances arise which allow for an accelerated repayment.

    The notes accrue interest at 2% over the prime rate, subject to a minimum interest rate of 9% and a maximum interest rate of 15%, payable quarterly. Interest expense on these notes amounted to approximately $636,000, $557,000 and $512,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

    On December 31, 1997, the Company had a note payable amounting to $1,232,000 which had been issued as consideration for repurchase of the Company's common stock. The note matured and was fully paid on January 2, 1998. The note accrued interest at an annual rate of 10%, payable quarterly. Interest expense on this note amounted to approximately $31,000, $123,000 and $0 for the years ended December 31, 1996, 1997 and 1998, respectively.

    In connection with the restructuring of GAMCO's ownership, GAMCO issued a note payable in 1997 of approximately $976,000 to an employee and director of the Company and GAMCO, respectively, in consideration for repurchase of GAMCO common stock. The note matures on January 2, 2000, unless certain circumstances arise which allow for an accelerated repayment. GAMCO also has the option to redeem the note at any time prior to maturity at predetermined rates. The note accrues interest at an annual rate of 12%, payable quarterly. Interest expense on this note amounted to approximately $117,000 and $117,000 for the years ended December 31, 1997 and 1998, respectively.

G.  Stockholders' Equity

    Upon their disassociation with the Company, certain stockholders of GFI are required to sell their shares to GFI at book value (approximately $23.4 million at December 31, 1998). In addition, certain shareholders of GSI are required to sell, upon disassociation with the Company, their shares to GSI at book value or a price established by management (approximately $3.6 million at December 31, 1998).

H.  Capital Lease

    In December 1997, the Company signed an agreement to lease office space from a company owned by stockholders of GFI. The Company has recorded a capital lease asset and liability for the fair value of the leased property. Amortization of the capital lease is computed on the straight-line method over the term of the lease, which expires on April 30, 2013. The lease provides that all operating expenses relating to the property (such as property taxes, utilities and maintenance) are to be paid by the lessee, the Company.

    Future minimum lease payments for this capitalized property at December 31, 1998 are as follows:

                                                     (In thousands)
            1999.................................          $  720
            2000.................................             720
            2001.................................             720
            2002.................................             720
            2003.................................             756
            Thereafter...........................           7,140
                                                           ------
            Total minimum obligations............          10,776
                                                           ------
            Interest.............................           3,991
                                                           ------
            Present value of net obligations.....          $6,785
                                                           ======

    Lease payments under this agreement amounted to approximately $50,000 and $720,000 for the years ended December 31, 1997 and 1998, respectively. Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $1,504,000, of which approximately $356,000 is due from an affiliated entity.

    Total minimum obligations exclude the operating expenses to be borne by the Company, which are estimated to be approximately $400,000 per year.

I.  Commitments

    The Company rents office space under leases which expire at various dates through 2001. Future minimum lease commitments under these operating leases as of December 31, 1998 are as follows:

                                      (In thousands)
                            1999........... $  642
                            2000...........    627
                            2001...........    593
                                            ------
                                            $1,862
                                            ======

    Equipment rentals and occupancy expense amounted to approximately $1,457,000, $1,644,000 and $1,502,000 respectively, for the years ended
December 31, 1996, 1997 and 1998.

J.  Related Party Transactions

    GFI serves as the investment adviser for the Funds and earns advisory fees based on predetermined percentages of the average net assets of the Funds. In addition, Gabelli & Company has entered into distribution agreements with each of the Funds. As principal distributor, Gabelli & Company incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a fee or reimbursement from the Funds.

    The Company had an aggregate investment in the Funds of approximately $34,464,000 and $88,878,000 at December 31, 1997 and 1998, respectively, of which approximately $11,305,000 and $48,622,000, respectively, is invested in a money market mutual fund. Gabelli & Company earns a majority of its commission revenue from transactions executed on behalf of clients of affiliated companies.

    The Company was required to pay the Chairman of the Board and Chief Executive Officer a management fee which is equal to 20% of the pretax profits of each of the Company's operating divisions before consideration of this management fee. This fee approximated $10,192,000, $10,580,000 and $12,246,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The Chairman of the Board and Chief Executive Officer also received portfolio management compensation and account executive fees of approximately $21,260,000, $23,005,000 and $30,105,000 for the years ended
December 31, 1996, 1997 and 1998, respectively, which have been included in compensation costs.

    The Company contributed approximately $1,628,000 and $1,014,000 for the years ended December 31, 1996 and 1997, respectively, to an accredited charitable foundation, of which the Chairman of the Board and Chief Executive Officer of the Company is an officer. The Company did not make any contributions to this charitable foundation in 1998.

    In March 1997, the Company made a secured loan of $10 million to Lynch Corporation, an affiliate of the Chairman and CEO of the Company, which accrued interest at the prime rate and included a 1% commitment fee. The loan and all accrued interest were repaid in June 1997.

    In February 1998, the Company guaranteed a $30 million loan made by a bank to Rivgam LMDS, LLC, an entity in which Mr. Gabelli is the Managing Member and in which he has a 71% ownership interest. Such loan and interest thereon was repaid in April 1998 thereby relieving the Company of its obligation under the guarantee.

    In 1998 the Company transferred to Lynch Corporation, in exchange for certain services provided, a PCS license with a cost basis of $674,000. The estimated fair market value of the PCS license at the time of the transfer was approximately $1,000,000.

K.  Financial Requirements

    The Company is required to maintain minimum capital levels with affiliated partnerships. At December 31, 1998, the minimum capital requirements approximated $1,369,000. In addition, at December 31, 1998, the Company had commitments to make investments in unaffiliated partnerships of approximately $576,000.

    As a registered broker-dealer, Gabelli & Company is subject to Uniform Net Capital Rule 15c3-1 (the "Rule") of the Securities and Exchange Commission. Gabelli & Company computes its net capital under the alternative method permitted by the Rule which requires minimum net capital of $250,000. At December 31, 1998, Gabelli & Company had net capital in excess of the minimum requirement of approximately $14,245,000.

L.  Administration Fees

    The Company has entered into administration agreements with other companies (the "Administrators"), whereby the Administrators provide certain services on behalf of several of the Funds. Such services do not include the investment advisory and portfolio management services provided by the Company. The fees are negotiated based on predetermined percentages of the net assets of each of the Funds for which such agreements have been entered into.

M.  Profit Sharing Plan and Incentive Savings Plan

    The Company has a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all employees. Company contributions to the plans are determined annually by the Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. The Company accrued contributions of approximately $121,000, $80,000 and $50,000 to the plans for the years ended December 31, 1996, 1997 and 1998, respectively.

N.  Derivative Financial Instruments

    During 1997 and 1998, the Company's trading activities included transactions in domestic equity index futures contracts. These financial instruments represent future commitments to purchase or sell an underlying index for specified amounts at specified future dates. Such contracts create off-balance sheet risk for the Company as the future satisfaction of these contracts may be for amounts in excess of the amounts recognized in the consolidated statements of financial condition.

    The amounts disclosed below represent the notional amounts outstanding, end of year fair values and average fair values of domestic equity index futures contracts sold as of and for the years ended December 31, 1997 and 1998:

                   Notional                            Average Fair
                   Amounts                             Value for the
               Outstanding At       Fair Value At       Year Ended
     Year         December 31        December 31        December 31
    ------     ------------------   -------------      -------------
                                   (In thousands)
     1998          $26,456             $(1,568)            $(741)
     1997          $33,246             $   202             $(776)

    At December 31, 1997 and 1998, the Company had margin deposits of approximately $1,470,000 and $1,413,000, respectively, with a futures broker for these open futures contracts.

    In connection with this futures activity, the Company incurred losses of approximately $3,692,000, $8,063,000 and $4,749,000 during the years ended December 31, 1996, 1997 and 1998 respectively. Such losses are reflected as part of net gain (loss) from investments in the consolidated statements of income.

O.  PCS Licenses

    The Company, through Rivgam, purchased PCS licenses auctioned by the FCC in 1997. The PCS licenses are valued at the lower of their original purchase cost or their market value. Market values are determined based upon the most recent public auction for similar licenses, fair value estimates provided by independent companies that solicit bids for such licenses or bids received from unaffiliated potential acquirers.

    During 1998, the Company sold certain of its PCS licenses with a cost basis of $51,551,000. The Company recorded a pre-tax gain of approximately $17,600,000, net of investment banking, management and other related fees of approximately $10,800,000 paid principally to related parties, of which $4,196,000 was paid to the Company's Chairman and Chief Executive Officer.

P.  Subsequent Events (Unaudited)

Initial Public Offering (Formation Transactions)

    On February 11, 1999, the Company sold 6 million shares of its Class A Common Stock through an initial public offering at $17.50 per share, receiving proceeds of approximately $96 million after fees and expenses. Immediately after the Offering the Company had 30 million shares of common stock issued and outstanding.

    After completion of the Offering, the Company is no longer treated as an "S" corporation and will be subject to corporate income taxes.

    Immediately preceding the Offering and in conjunction with the Reorganization, the Company and its Chairman and Chief Executive Officer entered into an Employment Agreement. The Employment Agreement provides that the Company will pay the Chairman and Chief Executive Officer 10% of the Company's aggregate pre-tax profits while he is an executive of the Company and devoting the substantial majority of his working time to the business of the Company. The Employment Agreement further provides that the Company will pay the Chairman and Chief Executive Officer $50 million on January 2, 2002, plus interest payable quarterly at an annual rate of 6% from the date of the Employment Agreement.

Stock Award and Incentive Plan

    On February 10, 1999, the Board of Directors adopted the 1999 Gabelli Asset Management Inc. Stock Award and Incentive Plan (the "Plan"), designed to provide incentives which will attract and retain individuals key to the success of GAMI through direct or indirect ownership of GAMI's common stock. Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards. A maximum of 1,500,000 shares Class A Common Stock has been reserved for issuance and the Plan provides that the terms and conditions of each award are to be determined by a committee of the Board of Directors charged with administering the Plan. Under the Plan, the committee may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine. Options granted under the Plan vest 75% after three years and 100% after four years from the date of grant and expire after ten years.

    Options were granted to all full time employees to purchase 1,124,500 shares and to a non-employee director to purchase 10,000 shares of common stock at an exercise price of $16.28 per share. There are 365,500 shares available for future equity awards after consideration of these February 1999 awards.

    The Company has elected to account for stock options under the intrinsic value method. Under the intrinsic value method, compensation expense is recognized only if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant. The estimated pro forma compensation expense attributable to options granted to employees under the Plan is not presented as its effect is immaterial.



               GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
           UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1998

    The following unaudited pro forma consolidated financial information gives effect to assets and liabilities assumed to be distributed as part of the Reorganization and the resulting impact on allocated income and expenses; the $50 million deferred payment to the Chairman and Chief Executive Officer net of deferred tax benefit; the reduction in the management fee from 20% to 10% pursuant to the Employment Agreement; and the conversion from an "S" corporation to a "C" corporation.

    The unaudited pro forma consolidated financial information does not purport to represent the results of operations or the financial position of the Company which actually would have occurred had the Reorganization and Formation Transactions been previously consummated or project the results of operations or the financial position of the Company for any future date or period. The pro forma information does not reflect the $96 million in net cash proceeds received upon completion of the Offering.


                                          UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                                                      YEAR ENDED DECEMBER 31, 1998


                                                                                    PRO FORMA
                                                                  AS REPORTED      ADJUSTMENTS       PRO FORMA
                                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
                 REVENUES
                 Investment advisory and incentive fees.....   $    116,358                      $        116,358
                 Commission revenue.........................          8,673                              8,673
                 Distribution fees and other income.........         13,156                             13,156
                                                               ------------                      -------------
                           Total revenues...................        138,187                            138,187
                                                               ------------                      -------------
                 EXPENSES
                 Compensation costs.........................         56,046     $                       55,824
                                                                                (222) (c)
                 Management fee.............................         12,246          (6,597) (a)         5,997
                                                                                        348  (b)
                 Other operating expenses...................         24,883          (1,735) (c)        23,148
                                                               ------------                      -------------
                           Total expenses...................         93,175                             84,969
                 Operating income...........................         45,012                             53,218
                                                               ------------                      -------------
                 OTHER INCOME (EXPENSE)
                 Net gain (loss) from investments...........         (1,103)          4,438 (d)          3,335
                 Gain on sale of PCS licenses, net..................
                                                               17,614           (17,614)(d)      --
                 Interest and dividend income...............          5,117          (3,976)(d)          1,141
                 Interest expense...........................         (2,212)          1,496 (d)         (3,716)
                                                                                     (3,000)(e)
                           Total other income, net..........         19,416                                760
                                                               ------------                      -------------
                 Income before income taxes and minority
                 interest...................................
                                                               64,428                            53,978
                 Income taxes...............................          5,451          15,948(f)          21,399
                 Minority interest..........................          1,710                              1,710
                                                               ------------                      -------------
                 Net income.................................   $      57,267                     $      30,869
                                                               =============                     =============
                 NET INCOME PER SHARE:
                      Basic and diluted.....................                                     $
                                                                                                 =
                                                                                                 1.03
                 WEIGHTED AVERAGE SHARES OUTSTANDING:
                      Basic and diluted.....................                                              30,000
                                                                                                 ===============

----------

(a) To adjust the management fee to reflect the Employment Agreement, which provides for a reduction in the fee from 20% to 10% of pre-tax profits.

(b) To adjust the management fee for the impact of the other pro forma adjustments.

(c) To reflect the reallocation of expenses to the new parent company.

(d) To reflect the effect on income and expenses related to the distribution of assets and liabilities.

(e) To reflect interest expense on the $50 million note payable to the Chairman and Chief Executive Officer.

(f) To record additional taxes related to conversion from an "S" corporation to a "C" corporation and other pro forma adjustments.




                         GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES

               UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                      DECEMBER 31, 1998

                                                                                     Pro Forma
                                                              As Reported           Adjustments          Pro Forma
                                                              -----------           -----------          ---------
                                                                         (In thousands, except share data)
     Assets
     Cash and cash equivalents                                $   50,222         $ (4,144)(a)            $  46,078

     Investments in securities                                    83,802          (67,097)(a)               16,705

     Investments in partnerships                                  49,795          (32,924)(a)               16,871

     PCS licenses                                                 33,311          (33,311)(a)                   --

     Receivable from broker.............................          13,463          (13,337)(a)                 126

     Investment advisory fees receivable                           8,851               --                   8,851

     Notes and other receivables from affiliates                   5,178             (738)(a)               4,440

     Capital lease                                                 3,433               --                   3,433

     Intangible assets, net.............................           1,724               --                   1,724

     Other receivables                                             1,226             (730)(a)                 496

     Other assets                                                  3,670             (127)(a)              23,373

                                                                                   19,830(b)
                                                              ----------         --------                --------
                 Total assets                                 $  254,675         $132,578                $122,097
                                                              ==========         ========                ========

     Liabilities and Stockholders' Equity

     Securities sold short, but not yet purchased             $   13,011          (13,006)(a)            $      5

     Payable to related party                                         --           50,000(b)             $ 50,000

     Notes payable                                                 5,876           (5,876)(a)                  --

     Income taxes payable (including deferred income taxes)        3,300           15,399(c)               18,699

     Capital lease obligation                                      3,614               --                   3,614

     Compensation payable                                          5,118               --                   5,118

     Accrued expenses and other liabilities                       16,729              975(a)               17,704
                                                               ---------         --------                 -------
               Total liabilities                                  47,648           47,492                  95,140
                                                               =========         ========                 =======

     Minority interest                                            12,127               --                  12,127
     Stockholder's equity:

     Common Stock, $.01 par value; authorized 1,000,000
       shares; issued and outstanding 185,937 and
        196,537 shares, respectively                                   2               (2)(a)                  --
     Class A Common Stock, $.001 par value; authorized
        100,000,000 shares; none issued.....................          --                                       --
     Class B Common Stock, $.001 par value; authorized,
        100,000,000 shares; 24,000,000 shares issued and
     outstanding............................................          --               24(a)                   24

     Additional paid-in capital                                   21,471            1,701(a)               23,172
     Retained earnings                                           184,141         (162,337)(a)
                                                                                  (30,170)(b)              (8,366)

     Notes receivable                                            (10,714)          10,714(a)                   --
                                                               ---------         --------                 -------
               Total stockholders' equity.......                 194,900         (180,070)                 14,830
                                                               ---------         --------                 -------
     Total liabilities and stockholders' equity.              $  254,675        $ 132,578                $122,097
                                                              ==========        =========                ========

----------------------

(a) To reflect the stock issued and the assets and liabilities assumed to be distributed in connection with the Formation Transactions.

(b) To record the $50 million payment, net of $19.8 million deferred tax benefit, to the Chairman and Chief Executive Officer upon consummation of the Offering.

(c) To record additional taxes related to conversion from an "S" corporation to a "C" corporation and the effect of other pro forma adjustments.


Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.


                                  PART III


Item 10:  Directors and Executive Officers of the Registrant.

Directors and Executive Officers

         The following table sets forth certain information (ages as of April 30, 1999) concerning the Company's directors and executive officers. All directors serve terms of one year or until the election of their respective successors. All of the directors of the Company have served as directors since the Company's formation in 1998.



Name                                   Age                            Position

Mario J. Gabelli....................   56            Chairman of the Board, Chief Executive Officer and Chief
                                                     Investment Officer, Director
Stephen G. Bondi....................   40            Executive Vice President--Finance and Administration
James E. McKee......................   35            Vice President, General Counsel and Secretary
Robert S. Zuccaro...................   42            Vice President and Chief Financial Officer
Douglas R. Jamieson.................   44            Executive Vice President and Chief Operating Officer of
                                                     GAMCO
Bruce N. Alpert.....................   47            Executive Vice President and Chief Operating Officer of
                                                     Funds Adviser
Charles C. Baum.....................   57            Director
Richard B. Black....................   65            Director
Eamon M. Kelly......................   62            Director
Karl Otto Pohl......................   69            Director




         Mario J. Gabelli has served as Chairman, Chief Executive Officer and Chief Investment Officer of the Company since November 1976. In connection with those responsibilities, he serves as Chairman and/or President of thirteen registered investment companies managed by Funds Adviser and as the primary Portfolio Manager for a significant majority of the Company's assets under management. Mr. Gabelli also serves as a Governor of the American Stock Exchange, Chairman and Chief Executive Officer of Lynch Corporation, a public company engaged in multimedia, specialized transportation and manufacturing and as a director of East/West Communications, Inc., a publicly-held communications services company. In addition, Mr. Gabelli is the sole employee of MJG Associates, Inc., which acts as a general partner of an equity fund, Gabelli Performance Partnership L.P., and investment manager of various offshore investment companies and other accounts. Prior to founding the Company, Mr. Gabelli served as a research analyst at William D. Witter from 1975 through 1977 and as a Vice President of Loeb, Rhoades & Co. from 1967 through 1975. Mr. Gabelli received a B.S. from Fordham University and an M.B.A. from Columbia University Graduate School of Business.

         Stephen G. Bondi joined the Company in 1982 and has served as Executive Vice President--Finance and Administration of the Company since 1997 and from 1982 to 1997 as a financial officer in various capacities. Mr. Bondi also serves as Vice President of GAMCO, GSI and Gabelli & Company and is a director of Gabelli & Company. Prior to joining the Company, Mr. Bondi was an accountant with the accounting firm of Spicer & Oppenheim. He holds a B.B.A. in Accounting from Hofstra University, received an M.B.A. from Columbia University Graduate School of Business and is a Certified Public Accountant.

         James E. McKee has served as Vice President, General Counsel and Secretary of the Company since August 1995 and as Vice President, General Counsel and Secretary of GAMCO since December 1993. Mr. McKee also serves as Secretary of the Company's subsidiaries and all of the Mutual Funds except the Treasurer's Funds. Prior to joining the Company, he was a Branch Chief with the Commission in New York from 1992 to 1993 and a Staff Attorney with the Commission from 1989 through 1992, where he worked on matters involving registered investment advisers and investment companies. Mr. McKee received a B.A. from the University of Michigan and a J.D. from the University of Virginia School of Law.

         Robert S. Zuccaro has served as Vice President and Chief Financial Officer of the Company since June 1, 1998. Prior to joining the Company, he was Vice President and Treasurer of Cybex International, Inc., an international, publicly held manufacturer of medical, rehabilitative and fitness products, from 1992 to 1997, and served as its Corporate Controller from 1984 to 1997. Mr. Zuccaro was previously with Shearson Lehman Bros. from 1983 to 1984 and with Ernst & Young from 1979 to 1983. Mr. Zuccaro received a B.S. in Accounting from C.W. Post College and is a Certified Public Accountant.

         Douglas R. Jamieson has served as Executive Vice President and Chief Operating Officer of GAMCO since 1986 and as a director since 1991. Mr. Jamieson was an investment analyst with the Company from 1981 to 1986. Mr. Jamieson received a B.A. from Bucknell University and an M.B.A.
from Columbia University Graduate School of Business.

         Bruce N. Alpert has served as Vice President and Chief Operating Officer of Funds Adviser since June 1988 and was appointed Executive Vice President and Chief Operating Officer of Funds Adviser on January 1, 1999. Mr. Alpert is an officer of all of the Mutual Funds. Mr. Alpert is also a director of Gabelli Advisers, Inc. Prior to June 1988 he worked at the InterCapital Division of Dean Witter from 1986 to 1988 as Vice President and Treasurer of the Mutual Funds sponsored by Dean Witter. From 1983 through 1986 he worked at Smith Barney Harris Upham & Co. as Vice President in the Financial Services Division and as Vice President and Treasurer of Mutual Funds sponsored by Smith Barney. Mr. Alpert also was an Audit Manager and Specialist at Price Waterhouse in the Investment Company Industry Services Group from 1975 through 1983. Mr. Alpert received a B.S. in Management Science and an M.B.A. from Rensselaer Polytechnic Institute and is a Certified Public Accountant.

         Charles C. Baum joined the Company's Board of Directors in October 1992. Mr. Baum has also served since August 1992 as Chairman and Chief Executive Officer of The Morgan Group, Inc., a transportation services company and subsidiary of Lynch Corporation, and as Treasurer of United Holdings Co., Inc. and its predecessors and affiliates since 1973. United Holdings Co., Inc. was involved in the metal business until 1990 when it shifted focus to concentrate on investments in real estate and securities. Mr. Baum is also a director of United Holdings Co.; Shapiro Robinson & Associates, a firm which represents professional athletes; and Municipal Mortgage and Equity LLC, a company engaged in the business of mortgage financing. Mr. Baum received an A.B. from Princeton University, an M.B.A. from Harvard Business School and an LLB from Maryland Law School.

         Richard B. Black originally joined the Company's Board of Directors in November 1982. He currently serves as President and director of Oak Technology, Inc., an international supplier of semiconductors, as well as Chairman and Director of ECRM, Incorporated, an international supplier of electronic imaging devices to the publishing and graphic arts industries. Mr. Black also serves as a director of Benedetto, Gartland & Greene, Inc.; General Scanning, Inc.; Grand Eagle Companies, Inc.; and The Morgan Group, Inc. Mr. Black was Chairman and Chief Executive Officer of AM International, Inc. from 1981 to 1982; President and Chief Executive Officer of Alusuisse of America (Swiss Aluminum of America) from 1979 to 1981; and Chairman of the Board, President and Chief Executive Officer of Maremont Corporation, an automotive parts manufacturer with world-wide distribution, from 1967 to 1979. Mr. Black received a B.S. in Engineering from Texas A&M University and an M.B.A. from Harvard University, and he was awarded an Honorary Doctorate of Humane Letters Degree from Beloit College.

         Eamon M. Kelly joined the Company's Board of Directors in October 1992. Dr. Kelly is currently serving as a Professor at the Payson Center for International Development and Technology Transfer as well as in other departments at Tulane University, New Orleans. From 1981 through July 1998, he served as President and Chief Executive Officer of Tulane University. From 1974 to 1979, Dr. Kelly served in numerous positions, including Officer-in-Charge of Program Related Investments at the Ford Foundation, a philanthropic organization with initiatives in community and housing development, communications and public television, resources and environment, higher and public education, the arts and minority enterprises. Dr. Kelly's career includes numerous appointments, most recently, the appointments by President Clinton in 1995 to the National Science Board (the governing board of the National Science Foundation) and in 1994 to the National Security Education Board. Dr. Kelly received a B.S. from Fordham University, and his M.S. and Ph.D. in Economics from Columbia University.

         Karl Otto Pohl joined the Company's Board of Directors in April 1998. Mr. Pohl is a member of the Shareholder Committee of Sal Oppenheim Jr., & Cie., a private investment bank. Currently Mr. Pohl is a director/trustee of all of the Mutual Funds and serves as a board member of Zurich Versicherungs-Gesellshaft (Insurance), the International Council for J.P. Morgan & Co. and TrizecHahn Corp. Mr. Pohl is a former President of the Deutsche Bundesbank, Germany's Central Bank, and was Chairman of its Central Bank Council from 1980 to 1991. He also served as German Governor of the International Monetary Fund from 1980 to 1991 and as a Board Member to the Bank for International Settlements. Mr. Pohl also served as Chairman to the European Economic Community Central Bank Governors from 1990 to 1991. Mr. Pohl served as a director of Unilever (from 1992 to 1998), Royal Dutch Shell (from 1992 to 1997) and other international companies. He received a "Dipl. Volkswirt" from Gottingen University and was awarded with honorary degrees from Georgetown University, London University, University of Tel-Aviv and others.

Committees of the Board of Directors

         The Company has established an Audit Committee comprised solely of independent directors, a Compensation Committee and a Nominating Committee. The Audit Committee, consisting of Richard B. Black and Eamon M. Kelly, recommends the annual appointment of the Company's auditors, with whom the Audit Committee will review the scope of audit and non-audit assignments and related fees, accounting principles used by the Company in financial reporting, internal auditing procedures and the adequacy of the Company's internal control procedures. The Compensation Committee, consisting of Richard B. Black and Eamon M. Kelly, administers the Company's 1999 Stock Award and Incentive Plan and 1999 Annual Performance Incentive Plan and makes recommendations to the Board of Directors regarding compensation for the Company's executive officers. The Nominating Committee, consisting of Mario J. Gabelli and Karl Otto Pohl, reviews the qualifications of potential candidates for the Board of Directors, reports its findings to the Board of Directors and proposes nominations for Board memberships for approval by the Board of Directors and submission to the shareholders of the Company for approval.


Item 11:  Executive Compensation.

         The following table sets forth certain compensation awarded to, earned by or paid to the Company's Chairman of the Board, Chief Executive Officer and Chief Investment Officer and the four other most highly paid executive officers of the Company who served as executive officers of the Company as of December 31, 1998, for services rendered in all capacities to the Company and its subsidiaries during 1998.

                         SUMMARY COMPENSATION TABLE

                                                           Annual Compensation                                All Other
Name and Principal Position                             Year           Salary               Bonus            Compensation

Mario J. Gabelli....................................    1998         $42,351,316(a)        $      0           $   955(b)
   Chairman of the Board, Chief Executive Officer
    and Chief Investment Officer

Douglas R. Jamieson.................................    1998         $ 1,330,465           $ 75,000           $   955(c)
   Executive Vice President and
   Chief Operating Officer of GAMCO

Bruce N. Alpert.....................................    1998         $   308,471           $600,000           $54,986(c)
   Executive Vice President and Chief Operating
   Officer of Funds Adviser

Stephen G. Bondi....................................    1998         $   300,000           $ 75,000           $ 7,130(c)
   Executive Vice President -- Finance and
   Administration

James E. McKee......................................    1998         $   300,000           $120,000           $ 7,130(c)
  Vice President, General Counsel and Secretary

----------------

(a) Represents the incentive-based management fee of $12,245,877 and portfolio management and other variable compensation of $30,105,439. Mr. Gabelli receives no fixed salary.

(b) Represents contributions made by the Company under its profit sharing plan.

(c) Represents contributions made by the Company under its profit sharing plan in the amount of $955 and the fair value of subsidiary stock awards made to Messrs. Alpert, Bondi and McKee worth $54,031, $6,175 and $6,175, respectively.


Employment Agreements

         On February 9, 1999, Mr. Gabelli entered into an Employment Agreement with the Company relating to his service as Chairman of the Board, Chief Executive Officer, Chief Investment Officer of the Company, an executive for certain subsidiaries and Portfolio Manager for certain Mutual Funds and Separate Accounts. Under the Employment Agreement, Mr. Gabelli receives, as compensation for managing or overseeing the management of investment companies and the Partnerships, attracting mutual fund accounts, attracting or managing Separate Accounts, providing investment banking services, acting as a broker or otherwise generating revenues for the Company, a percentage of revenues or net profits related to or generated by such activities (which revenues or net profits are substantially derived from assets under management). Such payments are made in a manner and at rates as agreed to from time to time by Mr. Gabelli and the Company, which rates have been and generally will be the same as those received by other professionals in the Company performing similar services. With respect to the Company's institutional and retail asset management, mutual fund advisory and brokerage business, the Company generally pays out up to 40% of the revenues or net profits to the portfolio managers, brokers and marketing staff who service or generate such business, with payments involving the Separate Accounts being typically based on revenues and payments involving the Mutual Funds being typically based on net profits.

         For example, during 1998, Mr. Gabelli received the following compensation: (i) $15,760,084 (which represents approximately 52% of Mr. Gabelli's revenue-based or net profit-based compensation of $30,105,439) for acting as portfolio manager of several of the Mutual Funds; (ii) $9,280,798 (which represents approximately 31% of his $30,105,439 of revenue-based or net profit-based compensation) for acting as portfolio manager and/or attracting and providing client service to a large number of the Separate Accounts; (iii) $5,064,557 (which represents the remaining 17% of his $30,105,439 of revenue-based or net profit-based compensation) for providing other services, including acting as portfolio manager of the Partnerships and as a broker; and (iv) $12,245,877 (which represents his historical incentive-based management fee of 20% of the Company's pre-tax profits rather than the 10% incentive-based management fee receivable under the Employment Agreement discussed below).

         Pursuant to the Employment Agreement, in addition to his revenue or net profit-based compensation, Mr. Gabelli receives an incentive-based management fee in the amount of 10% of the aggregate pre-tax profits, if any, of the Company as computed for financial reporting purposes in accordance with generally accepted accounting principles (before consideration of this fee or the $50 million deferred payment described below or any employment taxes thereon) so long as he is an executive of the Company and devoting the substantial majority of his working time to its business. This incentive-based management fee is subject to review at least annually by an independent committee of the Board for compliance with the terms hereof. Mr. Gabelli has agreed that while he is employed by the Company or for five years from the consummation of the Offering, whichever is longer, he will not provide investment management services outside of the Company, except for the Permissible Accounts. Pursuant to the Employment Agreement, Mr. Gabelli will also receive a deferred payment of $50 million on January 2, 2002, plus interest payable quarterly at an annual rate of 6%. Because these compensation arrangements were in existence before the completion of the Offering, the $1.0 million deductibility limit of Section 162(m) is generally not expected to apply to the payments until the first meeting of the Company's shareholder at which directors will be elected after December 31, 2002. Thereafter, while no assurance can be given, the Company believes that it will be able to take steps to allow for the continued deductibility of these payments pursuant to the Employment Agreement. The Employment Agreement may not be amended without the approval of an independent committee of the Board.

         The Company has also entered into employment agreements and other arrangements with several of its other key investment professionals which are designed to retain them through variable compensation, equity ownership, stock options, other incentives and non-solicitation or non-compete provisions. For example, three of the Company's portfolio managers have employment agreements with terms extending beyond January 2000 setting forth their compensation and incentive arrangements and including certain restrictive covenants.

Compensation of Directors

         Directors of the Company who are also employees receive no additional compensation for their services as a director. Non-employee directors did not receive fees for their service as directors in 1998, although it is anticipated that non-employee directors will receive fees in the future. The Company reimburses all directors of the Company for travel expenses incurred in attending meetings of the Board of Directors and its committees. Should the Company elect to issue shares of its Class A Common Stock to non-employee directors either as payment or under the GAMI Stock Award and Incentive Plan (described below) such issuance will result in compensation expense based on the fair market value of such shares.

1999 Stock and Incentive Plans

         Prior to the Offering, the Company adopted the Gabelli Asset Management Inc. 1999 Stock Award and Incentive Plan (the "Plan"). Under the Plan, a maximum of 1,500,000 shares of Class A Common Stock has been reserved for issuance, distribution, recapitalization, stock split, reverse split, reorganization, merger, consolidation, spin-off, combination, share repurchase or exchange, or other similar corporate transaction or event.

         Effective with the Offering, the Board of Directors of the Company granted to certain employees (excluding Mr. Gabelli) and a non-employee director stock options pursuant to the Plan to acquire 1,134,500 shares of Class A Common Stock at an exercise price of $16.275 per share (which represented the public offering price of the Class A Common Stock, net of the underwriting discount). These stock options will vest 75% after three years and 100% after four years from February 10, 1999.

         The Company has also adopted the Gabelli Asset Management Inc. 1999 Annual Performance Incentive Plan (the "Annual Plan"), pursuant to which executive officers and professional staff members of the Company and its subsidiaries will be eligible to receive annual incentive bonuses. The Annual Plan will be administered by the Compensation Committee or a subcommittee thereof. The Annual Plan will be effective for 1999 and each of calendar years 2000, 2001 and 2002, after which time the Plan will terminate, unless extended or terminated earlier by the Board of Directors of the Company. Non-employee directors will not be eligible for awards under the Annual Plan.

         Because the Annual Plan was in existence before the completion of the Offering, the $1 million deductibility limit of Section 162(m) is generally not expected to apply to payments under the Annual Plan until the first meeting of the Company's stockholders at which directors will be elected after December 31, 2002. The Board or the Compensation Committee may, at any time, amend, suspend, discontinue or terminate the Annual Plan; provided, however, that no material modification to the Annual Plan will be effective without approval by the shareholders of the Company.


Item 12:  Security Ownership of Certain Beneficial Owners and Management.

         Mario J. Gabelli, One Corporate Center, Rye, New York, through his approximately two-thirds ownership of GFI, beneficially owns all of the outstanding shares of Class B Common Stock of the Company. GFI, directly and indirectly through two of its subsidiaries, beneficially owns all of the 24,000,000 outstanding shares of Class B Common Stock, which ownership represents approximately 97.6% of the combined voting power of the outstanding shares of Common Stock of the Company. Accordingly, Mr. Gabelli, through his approximately two-thirds ownership of GFI, beneficially owns approximately 97.6% of the combined voting power of the outstanding shares of Common Stock of the Company. No other person beneficially owns more than 5% of any class of the Common Stock of the Company outstanding as of April 15, 1999.


Item 13:  Certain Relationships and Related Transactions.

         The following is a summary of certain arrangements between the Company and Mr. Gabelli and members of his immediate family. Although the Company believes that these arrangements embody terms and conditions no less favorable to the Company than could be obtained in negotiations between independent parties, these arrangements were established before the Offering and were not the subject of arm's-length negotiations.

The Formation Transactions

         The Company is a holding company that was newly formed in connection with the Offering and, accordingly, had not previously engaged in any business operations, acquired any assets or incurred any liabilities other than in connection with the Offering. In connection with the Reorganization that occurred prior to the Offering, the Company issued 24 million shares of its Class B Common Stock, representing all of its then issued and outstanding shares of Common Stock to GFI for substantially all of the operating assets and liabilities of GFI relating to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business. Within 3 months following the Offering, GFI is expected to be renamed "Gabelli Group Capital Partners, Inc." As a result, GFI, which is approximately two-thirds owned by Mr. Gabelli with the balance owned by the Company's professional staff and other individuals, owns all of the outstanding shares of Class B Common Stock, which represents approximately 97.6% of the combined voting power of the outstanding Common Stock of the Company.

         Prior to the Offering, the Company and Mr. Gabelli entered into an Employment Agreement which provides that Mr. Gabelli will receive an incentive-based management fee of 10% of the aggregate pre-tax profits of the Company as computed for financial reporting purposes in accordance with generally accepted accounting principles before consideration of this fee so long as he is an executive of the Company and devoting the substantial majority of his working time to the business of the Company. The Employment Agreement further provides that Mr. Gabelli will receive a deferred payment of $50 million on January 2, 2002, plus interest payable quarterly at an annual rate of 6%. See Item 11 - "Executive Compensation -- Employment Agreements."

         In connection with the Offering, the Company and GFI entered into a Management Services Agreement, with a one year term and renewable annually, under which the Company will provide certain services for GFI, including furnishing office space and equipment, providing insurance coverage, overseeing the administration of its business and providing personnel to perform certain administrative services.

         Effective with the Offering, the Company entered into an agreement with GFI (the "Tax Indemnification Agreement") to indemnify GFI and the shareholders of GFI (the "Tax Indemnities"), against certain taxes due and payable by the Tax Indemnities on or after the Offering that relate to activities of GFI or certain of its affiliates in respect of periods prior to the Offering ("Taxes"). Generally, when a corporation owns assets and conducts a business prior to a public offering of its stock, such corporation continues to be liable for any unpaid taxes relating to its business operations prior to such offering. However, since the operations of the Company were conducted by GFI and not the Company prior to the Offering, the Company is not automatically liable for any unpaid taxes relating to such operations prior to the Offering. Consequently, the Tax Indemnification Agreement has been agreed to by the Company and GFI to require the Company, and not GFI or the shareholders of GFI, to bear the cost of Taxes relating to the assets and operations of the Company prior to the Offering. The Company will be required to make additional payments to offset any taxes payable by a Tax Indemnitee in respect of payments made pursuant to the Tax Indemnification Agreement. Any payment of Taxes by the Company will be offset by any tax benefit received by the Tax Indemnitee. The Tax Indemnification Agreement includes provisions that permit the Company to control any tax proceeding or contest which might result in the Company being required to make a payment under the Tax Indemnification Agreement.

Transactions with Mr. Gabelli and Affiliates

         Mr. Gabelli intends to continue devoting time to activities outside of the Company, including managing his own assets and his family's assets, managing or controlling companies in other industries and managing assets for other investors through (a) those investment funds and accounts managed by Mr. Gabelli, as of February 17, 1999, outside the Company under performance fee arrangements, but only to the extent that any such investment fund or account consists solely of one or more of the persons who were investors as of February 17, 1999, and (b) successor funds and accounts which serve no investors other than those in the funds and accounts referred to in clause (a) or those investors' successors, heirs, donees or immediate families, which funds and accounts operate according to an investment style similar to such other accounts or funds, which style is not used at the Company as of February 17, 1999, and which are subject to performance fee arrangements. As used herein, the "Permissible Accounts" mean the funds and accounts managed outside the Company referred to in clauses (a) and (b) of the foregoing sentence, which are permitted under Mr. Gabelli's Employment Agreement (approximately $129 million as of December 31, 1998). These activities may present conflicts of interest or compete with the Company. In order to minimize conflicts and potential competition with the Company's investment management business, Mr. Gabelli has undertaken that so long as he is associated with the Company or for a period of five years from the consummation of the Offering, whichever is longer, he will not provide investment management services for compensation other than in his capacity as an officer or employee of the Company except for the Permissible Accounts. Prior to establishing any additional Permissible Accounts, Mr. Gabelli has agreed to have a committee of independent directors review any proposed new Permissible Account for conformity with the definition set forth above and to accept the committee's determination as final. The Certificate of Incorporation of the Company expressly provides that in general Mr. Gabelli, members of his immediate family who are officers and directors of the Company and entities controlled by such persons have an obligation to present corporate opportunities to the Company and resolve conflicts of interests through one of the processes described in the Certificate of Incorporation, which include independent director or independent shareholder approval. Currently, there are no members of Mr. Gabelli's immediate family who are officers or directors of the Company.

         The Company will not derive any income from activities outside of the Company by Mr. Gabelli, members of his immediate family who are officers and directors of the Company and entities controlled by such persons, and the Company may not be able to take advantage of business and investment opportunities that could later prove to be beneficial to the Company and the shareholders. Where a conflict of interest involves a transaction between Mr. Gabelli, members of his immediate family who are officers and directors of the Company or entities controlled by such persons and the Company, there can be no assurance that the Company would not receive more favorable terms if it were dealing with an unaffiliated party although the Company will seek to achieve market-based terms in all such transactions.

         Among the existing activities outside of the Company (including the Permissible Accounts) in which Mr. Gabelli is engaged, Mr. Gabelli serves as Chairman of the Board, Chief Executive Officer and Chief Investment Officer of GFI, and as President and Chief Investment Officer of MJG Associates, Inc. ("MJG Associates"), which is wholly owned by Mr. Gabelli and which acts as investment manager for Gabelli Performance Partnership L.P. (a domestic hedge fund), Gabelli International Limited (an offshore investment company), Gabelli International II Limited (an offshore investment company), Gabelli Fund, LDC (an offshore limited duration company) and an account for an unaffiliated hedge fund. At December 31, 1998, such entities had assets under management of approximately $129 million from unaffiliated third parties. Mr. Gabelli will also continue to serve as managing member of Rivgam LMDS, LLC (a wireless communications company). Mr. Gabelli also serves as the general partner of MJG IV Limited Partnership (a family-controlled investment partnership), and as President and a trustee of the Gabelli Foundation, Inc. (an accredited charitable foundation). Mr. Gabelli also serves as Chairman and Chief Executive Officer of Lynch Corporation (a public company engaged in multimedia, specialized transportation and manufacturing businesses), a director of East/West Communications, Inc. (a public company holding personal communications services licenses) and a Governor of the American Stock Exchange.

         Historically, the Company was required to pay Mr. Gabelli as part of his total compensation a management fee equal to 20% of the pre-tax profits of each of the Company's operating units before consideration of this management fee. This fee approximated $10,192,000, $10,580,000 and $12,246,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

         Effective February 9, 1999, the Company entered into an agreement with Mr. Gabelli pursuant to which Mr. Gabelli assigned and transferred to the Company, any and all right, title and interest he has in the "Gabelli" name as a trademark, service mark or corporate or trade name for use in connection with investment management services, mutual funds and securities brokerage services. However, under the agreement, Mr. Gabelli retains any and all right, title and interest he has or may have in the "Gabelli" name for use in connection with (i) charitable foundations controlled by Mr. Gabelli or members of his family or (ii) entities engaged in private investment activities for Mr. Gabelli or members of his family. In addition, the funds managed by Mr. Gabelli outside the Company have entered into a license agreement with the Company, effective as of February 9, 1999, permitting them to continue limited use of the "Gabelli" name under specified circumstances.

         The Company and GAMCO made contributions to the Gabelli
Foundation, Inc. of approximately $1.0 million in 1997. The Company did not make any contributions to this charitable foundation in 1998.

         As of December 5, 1997, the Company entered into a master lease agreement with M4E, LLC, which is owned by the children of Mr. Gabelli, for a 60,000 square foot building, of which approximately 35,000 square feet are currently subleased to other tenants. The master lease for the building and property, which is located at 401 Theodore Fremd Avenue, Rye, New York 10580, expires on April 30, 2013. From December 5, 1997 through December 31, 2002, the Company has agreed to pay rent equal to $720,000 per year. From January 1, 2003 through December 31, 2003, the rent will increase to $756,000 per year. From January 1, 2004 through April 30, 2013, the rent will be a minimum of $756,000, adjusted for inflation. The Company is responsible under the lease agreement for all operating expenses, costs of electricity and other utilities and taxes. In connection with the purchase of this building, the Company loaned M4E, LLC $3.6 million in December 1997, which loan accrued interest at an annual rate of 7%. Such loan and interest thereon was repaid in March 1998.

         As of December 5, 1997, the Company subleased to Lynch Corporation, an entity for which Mario J. Gabelli serves as Chairman and Chief Executive Officer and is an approximately 23% stockholder, approximately 5,000 square feet in the building located at 401 Theodore Fremd Avenue, Rye, New York 10580. The sublease has a five-year term. Lynch Corporation pays rent to the Company at the rate of $18 per square foot, subject to adjustment for increases in taxes and other operating expenses, plus a minimum payment of $2.50 per square foot for electricity.

         On August 12, 1996, the Company made a secured loan of $11.8 million to Lynch Corporation, which accrued interest at the annual rate of 10% and a 1% commitment fee. Such loan and interest thereon was repaid in August 1997. The Company also received a special fee equal to a 10% net profits interest (after a capital charge) in an entity now known as East/West Communications, Inc., which interest was converted into a 10% equity interest in December 1997.

         GAMCO has entered into agreements to provide advisory and administrative services to MJG Associates, Inc., which is wholly owned by Mr. Gabelli, and to GSI with respect to the private investment funds managed by each of them. Pursuant to such agreements, GSI and MJG
Associates, Inc. each paid GAMCO $50,000 (excluding reimbursement of expenses) in 1998 and 1997.

         In March 1997, the Company made a loan of $10 million to Lynch Corporation which accrued interest at the prime rate and a 1% commitment fee. Such loan and interest thereon was repaid in June 1997.

         In February 1998, the Company guaranteed a $30 million loan made by The Chase Manhattan Bank to Rivgam LMDS, LLC, an entity for which Mr. Gabelli is the Managing Member and in which he has a 71% ownership interest. Such loan and interest thereon was repaid in April 1998.

         Gabelli Advisers, Inc. has two classes of stock. The Company owns 51.1% of the Class B common stock of Gabelli Advisers, Inc. (representing approximately 40.9% of the total equity interest and 49.9% of the total voting power). The remainder of the Class B common stock is owned by the Company's staff, including 34.9% owned by a limited partnership controlled by Mr. Gabelli and owned by him and his children, 7% owned by Mr. Alpert, 1% owned by Mr. Jamieson, 1% owned by Mr. Bondi and the remaining 5% owned by the other staff members. Westwood Management, a wholly owned subsidiary of Southwest Securities Group, Inc., owns all of the Class A common stock (representing 20% of the total equity interest and 2.4% of the total voting power). In February 1998, Gabelli Advisers, Inc. offered all of its shareholders the opportunity to subscribe to a $3 million short-term debt offering in proportion to their economic ownership interest. In lieu of interest, Gabelli Advisers, Inc. offered a total of 60,000 warrants expiring in three years to acquire Class A common stock of Gabelli Advisers, Inc. at $5 per share. The majority of the shareholders participated in this offering, including GFI, the above-mentioned limited partnership and Messrs. Alpert, Bondi and Jamieson.

         Gabelli Securities International Limited ("Gabelli Securities International") was formed in 1994 to provide management and investment advisory services to the Gabelli International Gold Fund Limited ("GIGFL"), an offshore investment company investing primarily in securities of issuers with gold-related activities. One of Mr. Gabelli's children owns 55% of Gabelli Securities International and GSI owns the remaining 45%. GSI has entered into an agreement with Gabelli Securities International to provide investment advisory services to GIGFL in return for receiving all investment management fees paid by GIGFL. Pursuant to such agreement, GSI received investment management fees of $162,000, $14,000 and $3,000 in 1996, 1997 and 1998, respectively.

Transactions with Other Related Parties

         As required by the Company's Code of Ethics, the Company's staff members are required to maintain their brokerage accounts at Gabelli & Company unless they receive permission to maintain an outside account. Gabelli & Company offers all of its staff the opportunity to engage in brokerage transactions at discounted rates. Accordingly, many of the Company's staff members, including senior management, have brokerage accounts at Gabelli & Company and have engaged in securities transactions through it at discounted rates.

         In connection with the acquisition of a limited partnership interest in a private fund managed by the Company, Mr. Jamieson executed a demand note with respect to a loan of $350,000, which accrues interest at an annual rate of 7%.

         The Company has an agreement with Mr. Karl Otto Pohl to pay him an annual retainer fee equal to the difference between $250,000 and the amounts received by Mr. Pohl directly from the Mutual Funds for his service on the boards of directors of the Mutual Funds.


                                  PART IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) List of documents filed as part of this Report:

         (1) Consolidated Financial Statements and Independent Auditors' Report included herein: See Index on page F-1

         (2) Financial Statement Schedules: Financial statement schedules are omitted as not required or not applicable or because the information is included in the Financial Statements or notes thereto.

         (3)     List of Exhibits:

Exhibit
Number           Description of Exhibit

3.1    --   Restated Certificate of Incorporation of the Company.
            (Incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No.
            333-51023) filed with the Securities and Exchange Commission on
            February 10, 1999 ).
3.2    --   Amended Bylaws of the Company. (Incorporated by reference to
            Exhibit 3.4 to Amendment No. 4 to the Company's Registration
            Statement on Form S-1 (File No. 333-51023) filed with the
            Securities and Exchange Commission on February 10, 1999).
4.1    --   Specimen of Class A Common Stock Certificate. (Incorporated by
            reference to Exhibit 4.1 to Amendment No. 3 to the Company's
            Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on January 29,
            1999).
10.1   --   Management Services Agreement between the Company and GFI dated as of February 9, 1999. (Incorporated by reference to Exhibit
            10.1 to Amendment No. 4 to the Company's Registration Statement
            on Form S-1 (File No. 333-51023) filed with the Securities and
            Exchange Commission on February 10, 1999).
*10.2  --   Tax Indemnification Agreement between the Company and GFI.
*10.3  --   Lock-Up Agreement between the Company and GFI.
*10.4  --   Gabelli Asset Management Inc. 1999 Stock Award and Incentive Plan.
*10.5  --   Gabelli Asset Management Inc. 1999 Annual Performance Incentive
            Plan.
10.6   --   Employment Agreement between the Company and Mario J. Gabelli.
            (Incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No.
            333-51023) filed with the Securities and Exchange Commission on
            February 10, 1999).
21.1   --   Subsidiaries of the Company. (Incorporated by reference to
            Exhibit 21.1 to Amendment No. 4 to the Company's Registration
            Statement on Form S-1 (File No. 333-51023) filed with the
            Securities and Exchange Commission on February 10, 1999).
*24.1  --   Powers of Attorney (included on page II-15 of this Report).
*27.1  --   Financial Data Schedule.

------------------
*  Filed herewith.


  (b)  Reports on Form 8-K:

            Gabelli Asset Management Inc. filed no reports on Form 8-K during the fiscal year ended December 31, 1998.





                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on May 7,1999.


                                       GABELLI ASSET MANAGEMENT INC.


                                       By: /s/ Robert S. Zuccaro
                                          -----------------------------
                                       Name:  Robert S. Zuccaro
                                       Title: Vice President and
                                              Chief Financial Officer


                             POWER OF ATTORNEY

         Each person whose signature appears below hereby constitutes and appoints Robert S. Zuccaro, Stephen G. Bondi and James E. McKee and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

      Signature                     Title                           Date
      ---------                     -----                           ----

/s/ Mario J. Gabelli            Chairman of the Board,            May 7, 1999
----------------------------    Chief Executive Officer
    Mario J. Gabelli            and Chief Investment Officer
                                (Principal Executive Officer)

/s/ Robert S. Zuccaro           Vice President and Chief          May 7, 1999
----------------------------    Financial Officer (Principal
    Robert S. Zuccaro           Financial Officer and
                                Principal Accounting Officer)

/s/ Charles C. Baum             Director                          May 7, 1999
----------------------------
    Charles C. Baum

/s/ Richard B. Black            Director                          May 7, 1999
----------------------------
    Richard B. Black

/s/ Eamon M. Kelly              Director                          May 7, 1999
----------------------------
    Eamon M. Kelly

/s/ Karl Otto Pohl              Director                          May 7, 1999
----------------------------
    Karl Otto Pohl