Form 10-Q
period 1999-03-31
GABELLI ASSET MANAGEMENT INC
filed 1999-05-17
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to____________

Commission File No. 1-106

                       GABELLI ASSET MANAGEMENT INC.
------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

         New York                                              13-4007862
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 One Corporate Center, Rye, New York                               10580
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                               (914) 921-3700
-------------------------------------------------------------------------------
             Registrant's telephone number, including area code

                         -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

          Class                              Outstanding  at April  30,  1999
          -----                              --------------------------------
Class A  Common  Stock, .001 par value                   6,000,000
Class B Common Stock, .001 par value                    24,000,000



                                   INDEX

               GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations:
           -      Three months ended March 31, 1998 and 1999

         Condensed Consolidated Statements of Financial Condition:
           -      March 31, 1999
           -      December 31, 1998

         Condensed Consolidated Statements of Cash Flows:
           -      Three months ended March 31, 1998 and 1999

         Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosures about Market Risk)


PART II.    OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES


               GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 UNAUDITED
                   (In thousands, except per share data)

                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                             -----------------------------
                                                                                1998               1999
                                                                              ---------           -----
REVENUES
  Investment advisory and incentive fees. . . . . . . . .                    $ 27,089           $ 32,917
  Commission revenue. . . . . . . . . . . . . . . . . . .                       2,044              2,920
  Distribution fees and other income. . . . . . . . . . .                       2,795              3,854
                                                                               ------             ------
     Total revenues . . . . . . . . . . . . . . . . . . .                      31,928             39,691
EXPENSES
  Compensation costs. . . . . . . . . . . . . . . . . . .                      13,420             16,775
  Management fee. . . . . . . . . . . . . . . . . . . . .                       3,487              2,982
  Other operating expenses. . . . . . . . . . . . . . . .                       5,353              6,185
  Non recurring charge. . . . . . . . . . . . . . . . . .                          --             50,725
                                                                               ------             ------
     Total expenses . . . . . . . . . . . . . . . . . . .                      22,260             76,667

Operating income (loss) . . . . . . . . . . . . . . . . .                       9,668            (36,976)
OTHER INCOME (EXPENSE)
  Net gain from investments . . . . . . . . . . . . . . .                       4,059              4,249
  Interest and dividend income. . . . . . . . . . . . . .                         789              1,158
  Interest expense. . . . . . . . . . . . . . . . . . . .                        (859)              (716)
                                                                               ------             ------
     Total other income, net. . . . . . . . . . . . . . .                       3,989              4,691
                                                                               ------             ------
Income (loss) before income taxes and
  minority interest . . . . . . . . . . . . . . . . . . .                      13,657            (32,285)
  Income tax provision(benefit) . . . . . . . . . . . . .                       1,483            (15,118)
  Minority interest. . . . . . .  . . . . . . . . . . . .                         392                714
                                                                               ------             ------
    Net income (loss)  . . . . .  . . . . . . . . . . . .                    $ 11,782          ($ 17,881)
                                                                               ======             ======

Pro forma data:
  Income (loss) before income taxes and minority interest
    as reported . . . . . . . . . . . . . . . . . . . . .                    $ 13,657          ($ 32,285)
  Pro forma interest expense on $50 million note payable.                        (750)              (338)
  Pro forma management fee adjustment from 20% to 10% of
    pre tax profits . . . . . . . . . . . . . . . . . . .                       2,065              1,097
  Pro forma reallocation of expenses to the new parent
    company . . . . . . . . . . . . . . . . . . . . . . .                         343                 23
  Pro forma effect on income and expenses of distribution of
    assets and liabilities . . . . . . . . . . . . . . .                       (2,514)            (2,256)
  Pro forma(provision) benefit for income taxes.. . . . .                      (5,075)            12,857
  Pro forma minority interest . . . . . . . . . . . . . .                        (392)              (714)
                                                                               ------             ------
  Pro forma net income (loss) . . . . . . . . . . . . . .                    $  7,334          ($ 21,616)
                                                                               ======             ======

    Pro forma net income (loss) per share:
      Basic and diluted . . . . . . . . . . . . . . . . .                    $   0.24          ($   0.72)
                                                                               ======             =======

    Pro forma weighted average shares outstanding:
      Basic and diluted. . . . . . . . . . . . . . . . .                       30,000             30,000
                                                                               ======             ======


See accompanying notes.



               GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands except share data)

                                                                          December 31         March 31,
                                                                              1998              1999
                                                                          -----------       -----------
                                                                                            (Unaudited)
ASSETS

Cash and cash equivalents . . . . . . . . . . . . . . . . .              $  50,222          $  113,205
Investments in securities . . . . . . . . . . . . . . . . .                 83,802              46,344
Investments in partnerships and affiliates. . . . . . . . .                 49,795              16,024
PCS licenses. . . . . . . . . . . . . . . . . . . . . . . .                 33,311                  --
Receivable from broker. . . . . . . . . . . . . . . . . . .                 13,463                  --
Investment advisory fees receivable . . . . . . . . . . . .                  8,851              10,577
Notes and other receivables from affiliates . . . . . . . .                  5,178               3,399
Capital lease . . . . . . . . . . . . . . . . . . . . . . .                  3,433               3,371
Intangible assets, net. . . . . . . . . . . . . . . . . . .                  1,724               1,672
Deferred tax asset. . . . . . . . . . . . . . . . . . . . .                     --              19,830
Other assets. . . . . . . . . . . . . . . . . . . . . . . .                  4,896               3,729
                                                                           --------            -------
     Total assets . . . . . . . . . . . . . . . . . . . . .              $ 254,675           $ 218,151
                                                                           =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Securities sold, but not yet purchased. . . . . . . . . . .              $   13,011          $     483
Distributions payable to shareholders . . . . . . . . . . .                 11,616                  --
Payable to parent . . . . . . . . . . . . . . . . . . . . .                     --               7,139
Note payable. . . . . . . . . . . . . . . . . . . . . . . .                  5,876              50,000
Income taxes payable (including deferred income taxes). . .                  3,300               7,499
Capital lease obligation. . . . . . . . . . . . . . . . . .                  3,614               3,606
Compensation payable. . . . . . . . . . . . . . . . . . . .                  5,118               8,724
Payable to brokers. . . . . . . . . . . . . . . . . . . . .                     --               4,303
Accrued expenses and other liabilities. . . . . . . . . . .                  5,113               5,873
                                                                            -------             ------
     Total liabilities. . . . . . . . . . . . . . . . . . .                 47,648              87,627

Minority interest . . . . . . . . . . . . . . . . . . . . .                 12,127              13,474

Stockholders' equity: . . . . . . . . . . . . . . . . . . .                194,900             117,050
                                                                           -------             -------
Total liabilities and stockholders' equity. . . . . . . . .              $ 254,675           $ 218,151
                                                                           ========            =======


See accompanying notes.

               GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 UNAUDITED
                               (In thousands)

                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                               -------------------------------
                                                                                  1998                1999
                                                                                  ----                ----

OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . . . . . . . .                    $  11,782          ($17,881)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Equity in earnings of partnerships and affiliates . . . .                     (4,559)             (2,828)
  Depreciation and amortization . . . . . . . . . . . . . .                        166                 174
  Deferred income taxes . . . . . . . . . . . . . . . . . .                         --             (19,830)
  Minority interest in net income of consolidated
     Subsidiaries . . . . . . . . . . . . . . . . . . . . .                        392                 714
  Non recurring charge . . . . . . . . . . . . . . . . . .                          --              50,000
  Changes in operating assets and liabilities:
     Investments in securities. . . . . . . . . . . . . . .                     (5,907)            (40,059)
     Investment advisory fees receivable. . . . . . . . . .                     (1,461)             (1,726)
     Receivables from affiliates. . . . . . . . . . . . . .                        459                (294)
     Notes and other receivables. . . . . . . . . . . . . .                      5,171                  --
     Receivable from broker . . . . . . . . . . . . . . . .                      2,096                 529
     Other assets . . . . . . . . . . . . . . . . . . . . .                     (1,880)                (18)
     Securities sold, but not yet purchased . . . . . . . .                       (136)                143
     Income taxes payable . . . . . . . . . . . . . . . . .                        905               3,899
     Compensation payable . . . . . . . . . . . . . . . . .                      8,668               3,606
     Payable to brokers . . . . . . . . . . . . . . . . . .                         --               4,303
     Payable to parent. . . . . . . . . . . . . . . . . . .                         --               7,139
     Accrued expenses and other liabilities . . . . . . . .                      1,743                 760
                                                                               -------             -------
Total adjustments . . . . . . . . . . . . . . . . . . . . .                      5,657               6,512
                                                                               -------             -------

Net cash provided by (used in)operating activities  . . . .                     17,439             (11,369)
                                                                               -------             -------

INVESTING ACTIVITIES
Distributions from partnerships and affiliates. . . . . . .                      2,350               5,187
Investments in partnerships and affiliates. . . . . . . . .                     (3,322)                (25)
                                                                               -------             -------

Net cash (used in) provided by investing activities . . . .                       (972)              5,162
                                                                               -------             -------

FINANCING ACTIVITIES
Distributions to shareholders . . . . . . . . . . . . . . .                     (5,694)            (10,023)
Issuance of notes payable . . . . . . . . . . . . . . . . .                        499                  --
(Purchase) sale of minority stockholders' interest. . . . .                       (381)                633
Net proceeds from issuance of common stock. . . . . . . . .                         --              96,750
Cash included in deemed distribution . . . . . . . . . . . .                        --             (18,170)
                                                                               -------             -------
Net cash (used in) provided by financing activities . . . .                     (5,576)             69,190
                                                                               -------              ------

Net increase in cash and cash equivalents. . . .                                10,891              62,983
Cash and cash equivalents at beginning of period. . . . . .                     12,610              50,222
                                                                               -------             -------

Cash and cash equivalents at end of period. . . . . . . . .                    $23,501            $113,205
                                                                               =======            ========


See footnote C regarding non-cash financing transactions.


See accompanying notes.


               GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1999
                                (UNAUDITED)

A.   ORGANIZATION

         Gabelli Asset Management Inc. (the "Company") was incorporated in April 1998 in the state of New York, with no significant assets or liabilities and did not engage in any substantial business activities prior to the public offering ("Offering") of its shares. On February 9, 1999 the company exchanged 24 million shares of its Class B Common Stock, representing all of its issued and outstanding shares of Common Stock, with Gabelli Funds, Inc. and two of its subsidiaries ("GFI") in consideration for substantially all of the operating assets and liabilities of GFI relating to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business (the "Reorganization").

         On February 17, 1999, the Company completed its sale of 6 million shares of Class A Common Stock and received proceeds, after fees and expenses, of approximately $97 million. After the Offering, GFI owns 80% of the outstanding common stock of the Company. In addition, with the completion of the Offering, the Company is now a "C" Corporation for Federal and state income tax purposes and will be subject to substantially higher income tax rates.

         The accompanying condensed consolidated financial statements for periods prior to the date of the Reorganization, include the assets, liabilities and earnings of GFI, its wholly-owned subsidiary GAMCO Investors, Inc. ("GAMCO"), and GFI's majority-owned subsidiaries consisting of Gabelli Securities, Inc. ("GSI"), Gabelli Fixed Income L.L.C. ("Fixed Income") and Gabelli Advisers LLC ("Advisers"). After the Reorganization these financial statements include the accounts of Gabelli Funds, LLC and GAMCO and former GFI majority-owned subsidiaries GSI, Fixed Income and Advisers.

B.   BASIS OF PRESENTATION

         The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

         In preparing the unaudited interim condensed consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, from which the accompanying Statement of Financial Condition was derived.


C.   FORMATION TRANSACTIONS

     Reorganization

         The exchange of operating assets and liabilities of approximately $169 million, including cash of approximately $18 million, has been recorded as a deemed distribution. Accordingly only the cash portion of this deemed distribution has been reflected in the Statement of Cash Flows.

      Employment Agreement

         Immediately preceding the Offering and in conjunction with the Reorganization, the Company and its Chairman and Chief Executive Officer ("Chairman") entered into an Employment Agreement ("Agreement"). The Agreement provides that the Company will pay the Chairman 10% of the Company's aggregate pre-tax profits, before consideration of the one-time charge discussed below, while he remains an executive of the Company and devotes the substantial majority of his working time to the business of the Company.

      Note Payable

         The Agreement further provides the Chairman will be paid $50 million on January 2, 2002 plus interest payable quarterly at an annual rate of 6% from the date of the Agreement. This payment, plus related costs and net of a related deferred tax benefit of $19.8 million, has been reflected as a one-time charge to earnings in the first quarter of 1999 and the liability has been recorded as a note payable.

     Stock Award and Incentive Plan

         On February 5, 1999, the Board of Directors adopted the 1999 Gabelli Asset Management Inc. Stock Award and Incentive Plan (the "Plan"), designed to provide incentives which will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company's common stock. Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards. A maximum of 1,500,000 shares Class A Common Stock has been reserved for issuance and the Plan provides that the terms and conditions of each award are to be determined by a committee of the Board of Directors charged with administering the Plan. Under the Plan, the committee may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine. Options granted under the Plan vest 75% after three years and 100% after four years from the date of grant and expire after ten years.

         Options were granted to all full time employees to purchase 1,124,500 shares and to a non-employee director to purchase 10,000 shares of common stock at an exercise price of $16.28 per share. At March 31, 1999 there were 365,500 shares available for future awards.

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

Pro Forma Information

         Pro forma information has been included which gives effect to the Reorganization, including the reduction in other income as a result of the deemed distribution of a proprietary investment portfolio, the lower management fee and the increase in interest expense as if the Employment Agreement had been in effect as of January 1, 1998 and the additional income taxes which would have been recorded if GFI had been a "C" corporation instead of an "S" corporation based on tax laws in effect. The pro forma information does not give effect to the use of proceeds received from the Offering.

D. EARNINGS PER SHARE

    The Company has not presented historical earnings per share due to the significant changes in its operations which are not reflected in the historical financial statements for all periods presented. The Company has presented pro forma earnings per share based upon the number of shares outstanding at the close of the Offering. Options outstanding for the period do not have a dilutive effect and therefore are excluded from the computation of diluted earnings per share.


               GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
           UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1999

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


         UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31, 1999
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        PRO FORMA        PRO FORMA
                                                                  AS REPORTED          ADJUSTMENTS      CONSOLIDATED

REVENUES
  Investment advisory and incentive fees. . . . . . . . . . .     $ 32,917                               $ 32,917

  Commission revenue   . . . . . . . . . . . . . . . . . . . .       2,920                                  2,920

  Distribution fees and other income. . . . . . . . . . . . .        3,854                                  3,854
                                                                    ------                                 ------
     Total revenues . . . . . . . . . . . . . . . . . . . . .       39,691                                 39,691

EXPENSES

  Compensation costs. . . . . . . . . . . . . . . . . . . . .       16,775                                 16,775

  Management fee. . . . . . . . . . . . . . . . . . . . . . .        2,982           ($ 1,097)(a)           1,885

  Other operating expenses. . . . . . . . . . . . . . . . . .        6,185                (23)(b)           6,162

  Non recurring charge. . . . . . . . . . . . . . . . . . . .       50,725                                 50,725
                                                                    ------            -------             ------
     Total expenses . . . . . . . . . . . . . . . . . . . . .       76,667             (1,120)             75,547
                                                                    ------            -------             ------

Operating loss  . . . . . . . . . . . . . . . . . . . . . . .      (36,976)             1,120             (35,856)

OTHER INCOME (EXPENSE)

  Net gain from investments . . . . . . . . . . . . . . . . .        4,249             (1,903)(c)           2,346

  Interest and dividend income. . . . . . . . . . . . . . . .        1,158               (476)(c)             682

  Interest expense. . . . . . . . . . . . . . . . . . . . . .         (716)               123 (c)
                                                                                         (338)(d)            (931)
                                                                    ------            -------              ------
     Total other income, net. . . . . . . . . . . . . . . . .        4,691             (2,594)              2,097
                                                                    ------            -------              ------

Income before income taxes and   minority interest . . . . . .     (32,285)            (1,474)            (33,759)

  Income tax benefit . . . . . . . . . . . . . . . . . . . . .     (15,118)             2,261 (e)         (12,857)

  Minority interest . . . . . . . . . . . . . . . . . . . . .          714                                    714
                                                                    ------            -------              ------

     Net loss . . . . . . . . . . . . . . . . . . . . . . . .    ($ 17,881)          ($ 3,735)          ($ 21,616)
                                                                    ======            =======             =======

    Pro forma net (loss) per share:
      Basic and diluted . . . . . . . . . . . . . . . . . . .                                           ($   0.72) (f)
                                                                                                           =======

    Pro forma weighted average shares outstanding:
       Basic and diluted. . . . . . . . . . . . . . . . . . .                                              30,000
                                                                                                           ======

Notes to Pro Forma Adjustments:

(a)     To reflect the change in management fee from 20% to 10%.
(b)     To reflect reallocation of expenses to new parent company.
(c) To reflect effect on income and expenses of distribution of assets and liabilities.
(d)     To reflect a full quarter of interest on $50 million note payable.
(e) To record additional taxes related to conversion from Subchapter S Corporation to "C" Corporation for Federal and state income tax purposes and tax effects of pro forma adjustments.
(f) Excluding the one-time charge, net of tax benefit, of $30.9 million the pro forma net income per share on both a basic and diluted basis is $0.31 per share.




         UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31, 1998
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 PRO FORMA         PRO FORMA
                                                              AS REPORTED       ADJUSTMENTS       CONSOLIDATED

REVENUES
  Investment advisory and incentive fees . . . . . . . . .    $ 27,089                              $ 27,089

  Commission revenue. . . . . . .. . . . . . . . . . . . .       2,044                                 2,044

  Distribution fees and other income. . . . . . . . . . .        2,795                                 2,795
                                                                ------                                ------
     Total revenues . . . . . . . . . . . . . . . . . . .       31,928                                31,928

EXPENSES

  Compensation costs. . . . . . . . . . . . . . . . . . .       13,420                                13,420

  Management fee. . . . . . . . . . . . . . . . . . . . .        3,487           (2,065)(a)            1,422

  Other operating expenses. . . . . . . . . . . . . . . .        5,353             (343)(b)            5,010
                                                                ------            -----               ------

     Total expenses . . . . . . . . . . . . . . . . . . .       22,260           (2,408)              19,852
                                                                ------            -----               ------

Operating income. . . . . . . . . . . . . . . . . . . . .        9,668            2,408               12,076

OTHER INCOME (EXPENSE)

  Net gain from investments . . . . . . . . . . . . . . .        4,059           (2,636)(c)            1,423

  Interest and dividend income. . . . . . . . . . . . . .          789             (558)(c)              231

  Interest expense. . . . . . . . . . . . . . . . . . . .         (859)             680 (c)             (929)
                                                                                   (750)(d)
                                                                -------           -----
     Total other income, net. . . . . . . . . . . . . . .        3,989           (3,264)                 725
                                                                ------            -----               ------
Income before income taxes and
  minority interest . . . . . . . . . . . . . . . . . . .       13,657             (856)              12,801

  Income tax provision (benefit) . . . . . . . . . . . . .       1,483            3,592 (e)            5,075

  Minority interest. . . . . . . . . . . . . . . . . . . .         392                                   392
                                                                ------            ------              ------

    Net income . . . . . . . . . . . . . . . . . . . . . .    $ 11,782          ($4,448)            $  7,334
                                                                ======            =====               ======
    Pro forma net income per share:
      Basic and diluted . . . . . . . . . . . . . . . . .                                           $   0.24
                                                                                                      ======
    Pro forma weighted average shares outstanding:
       Basic and diluted. . . . . . . . . . . . . . . . .                                             30,000
                                                                                                      ======



Notes to Pro Forma Adjustments:

(a) To reflect the change in management fee from 20% to 10%.
(b) To reflect reallocation of expenses to new parent company.
(c) To reflect effect on income and expenses of distribution of assets and liabilities.
(d) To reflect interest on $50 million note payable.
(e) To record additional taxes related to conversion from Subchapter S Corporation to "C" Corporation for Federal and state income tax purposes and tax effects of pro forma adjustments.



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Overview

         Gabelli Asset Management Inc. (the "Company"), incorporated in April 1998, had no significant assets or liabilities and did not engage in any business activities prior to its reorganization and the public offering ("Offering") of its shares. On February 9, 1999, the Company exchanged 24 million shares of its Class B Common Stock, representing all of its then issued and outstanding common stock, to Gabelli Funds, Inc. ("GFI") and two of its subsidiaries in consideration for substantially all of the operating assets and liabilities of GFI related to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business (the "Reorganization").

         Immediately following the Reorganization, the Company sold 6 million shares of its Class A Common Stock in an initial public offering. Proceeds from the Offering, net of fees and expenses, were approximately $97 million. Following the Offering, GFI owns 80% of the outstanding common stock of the Company. For periods after the Offering, the Company's financial statements will reflect the financial condition and results of operations of Gabelli Asset Management Inc. and the historical results of GFI will be shown as predecessor financial statements.

         The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

         The Company's revenues are largely based on the level of assets under management in its business as well as the level of fees associated with it various investment products. Growth in revenues generally depends on good investment performance and the ability to attract additional investors while maintaining current fee levels. The Company's largest source of revenues is investment advisory fees which are based on the amount of assets under management in its Mutual Funds and Separate Accounts business. Revenues derived from the equity oriented portfolios generally have higher management fee rates than fixed income portfolios.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THREE MONTHS ENDED
MARCH 31, 1998

         Total revenues rose 24% in the first quarter of 1999, to $39.7 million, up $7.8 million over the first quarter of 1998.

         Investment advisory and incentive fees, which comprise 83% of total revenues, were $32.9 million in the first quarter of 1999, 22% higher than the same period a year earlier. The growth in investment advisory and incentive fees is largely based on the growth in average assets under management during the respective periods. Average assets under management were $16.7 billion in the first quarter 1999, 22% higher than in the first quarter of 1998. The Company also benefited from a further shift towards equity products which generate higher investment advisory fees.

         Commission revenue was $2.9 million in the first quarter of 1999, 43% higher than the same period a year earlier benefiting from increased syndicate activities.

         Distribution fees and other income were 3.9 million, 38% higher in the first quarter of 1999 than the first quarter of 1998. This increase results principally from a 30% increase in average assets managed in open end mutual funds which generate distribution fees under 12b-1 compensation plans.

         Total expenses, including a one-time charge of $50.7 million, were $76.7 million in the first quarter of 1999. Excluding this one-time charge total expenses were $26.0 million, 17% higher than in the first quarter of 1998. Compensation costs, which are largely variable in nature and increase or decrease as revenues grow or decline, were $16.8 million or 25% higher in the first quarter of 1999. Management fee expense, which is totally variable and increases or decreases as pre-tax profits grow or decline, was nearly 14% lower in the first quarter 1999, at $3.0 million, as compared to the first quarter of 1998. The lower management fee results from the reduction in the management fee rate to 10% of aggregate pre-tax profits (excluding one-time charge) as of the date of the Reorganization from 20% in the first quarter of 1998. Other operating expenses were $6.2 million in the first quarter of 1999, an increase of 16% over the same period of the prior year but well below the Company's growth in revenues as increased distribution costs were offset by efficiencies obtained from spreading fixed expenses over a larger revenue base.

         Other income, net, increased 18% to $4.7 million in the first quarter of 1999 as the Company benefited from improved performance in its investment portfolio, investment income on the $97 million in proceeds received from the Offering and lower interest costs due to lower outstanding borrowings in the first quarter of 1999.

         An income tax benefit of $15.1 million was recorded in the first quarter of 1999 due to a deferred tax benefit of $19.8 million related to the one-time charge of $50.7 million. Excluding this deferred tax benefit, the first quarter 1999 income tax provision was $4.7 million, substantially higher than the $1.5 million tax provision recorded in the first quarter of 1998. This increase results from the conversion from a Subchapter S Corporation to a "C" Corporation for Federal and state income tax purposes, which became effective at the close of the Offering.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets are primarily liquid, consisting mainly of cash, short term investments, securities held for investment purposes and investments in partnerships in which the Company is a general or limited partner. Investments in partnerships are generally illiquid, however the underlying investments in such partnerships are generally liquid and the valuations of the investment partnerships reflect this underlying liquidity.

         Cash requirements and liquidity needs have historically been met through cash generated by operating activities and the Company's borrowing capacity. At March 31, 1999, the Company had cash and cash equivalents of $113.2 million, an increase of $63 million from December 31, 1998. Included in cash and cash equivalents at March 31, 1999 were net proceeds of approximately $97 million received from the sale of the Company's Class A Common Stock in an initial public offering completed on February 17, 1999. Proceeds from the Offering will be used for general corporate purposes, including working capital, and achieving its strategic growth plans which call for expanding product offerings, accessing new distribution channels and pursuing strategic acquisitions or alliances, as opportunities arise.

         Cash used in operating activities was $11.4 million in the first quarter of 1999 principally resulting from $40.1 million of investment securities purchased and partially offset by $13 million in income before a non-recurring charge and net changes in other operating assets and liabilities of approximately $18 million. In the first quarter of 1998 cash provided by operating activities was $17.4 million.

         Cash provided by investing activities, related to investments in and distributions from partnerships and affiliates, was $5.2 million in the first quarter of 1999. Cash used in these investing activities in the first quarter of 1998 was $1 million.

         Cash provided by financing activities in the first quarter of 1999 was $69.2 million principally resulting from the receipt of the net proceeds from the Offering of $97 million partially offset by distributions to shareholders of $10 million and $18 million of cash included in the deemed distribution.

         Based upon the Company's current level of operations and anticipated growth the Company expects that cash flows from operating activities plus its borrowing capacity and the net proceeds from its Offering will be sufficient to finance its working capital needs for the foreseeable future. The Company has no material commitments for capital expenditures.

    Gabelli & Company is registered with the Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. At March 31, 1999, Gabelli & Company had net capital, as defined, of approximately $14 million exceeding the regulatory requirement by approximately $13.7 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

MARKET RISK

         The Company is subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. The Company's exposure to market risk is directly related to its role as financial intermediary and advisor for assets under management in its mutual funds, institutional and separate accounts business and its proprietary trading activities. Since December 31, 1998, the Company has substantially increased its positions in cash and cash equivalents and reduced its positions in securities held for investment purposes and investment in partnerships, effectively reducing its exposure to market risk. At March 31, 1999, the company's primary market risk exposure was for changes in equity prices and interest rates. Included in investments in securities of $46.3 million at March 31, 1999 were investments in mutual funds, largely invested in equity products, of $13.0 million and a diverse selection of common stocks totaling $33.3 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, the Company may alter its investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. More than $30 million of the $33.3 million invested in common stocks at March 31, 1999, represent the Company's participation in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. These transactions involve announced deals with agreed upon terms and conditions, including pricing, which generally involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

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

FORWARD LOOKING INFORMATION

         Statements included in the Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking information", including information relating to anticipated growth in assets under management, revenues or earnings, strategies to bring about anticipated growth, anticipated expense levels and expectations regarding market risk. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance or events. Actual results may differ materially from those in forward-looking information as a result of many risk factors including, but not limited to, economic, competitive, governmental and technological, many of which are beyond the Company's control or are subject to change. Further, such forward-looking information speaks only as of the date on which such statements are made and the Company undertakes no obligation to update any forward-looking information to reflect changes in events or circumstances subsequent to the date made or to reflect the occurrence of unanticipated events.


PART II:  OTHER INFORMATION

         ITEM 2.           Changes in Securities and Use of Proceeds

                           On February 10, 1999, the Company's Registration Statement on Form S-1 (No. 333- 51023) relating to the initial public offering of 6,000,000 shares of the Company's Class A Common Stock was declared effective by the Securities and Exchange Commission. All of the 6,000,000 shares of Class A Common Stock that were registered were sold in the Offering at an initial public offering price of $17.50 per share ($105 million in the aggregate). The Offering was completed on February 17, 1999 and was lead managed by Merrill Lynch & Co., Salomon Smith Barney and Gabelli & Company (an affiliate of the Company). The net proceeds to the Company are expected to be approximately $96 million, after payment of underwriting discount of $7.35 million and other estimated expenses of $1.65 million. To date, expenses related to the Offering have been $0.9 million. The remaining costs to this Offering are expected to be finalized in the second quarter of 1999. As of March 31, 1999, the Company had not applied any of the net proceeds of the Offering for its intended uses (namely, general corporate purposes, including working capital, and achieving its strategic growth plans which call for expanding product offerings, accessing new distribution channels and pursuing strategic acquisitions or alliances, as opportunities arise), but had invested the net proceeds from the Offering in short-term marketable securities pending such application.

         ITEM 4.           Submission of Matters to a Vote of Security Holders

                           By action by written consent dated as of February 5, 1999, the then sole shareholder of the Company approved the Company's name change, the Company's Restated Certificate of Incorporation, the Company's Restated Bylaws, the Company's 1999 Stock Award and Incentive Plan and the Company's 1999 Annual Performance Incentive Plan.

         ITEM 6.           (a)      Exhibits

                                    Exhibit No.      Description
                                    -----------      -----------
                                      27.1           Financial Data Schedule

                           (b)      Reports on Form 8-K.

                                    The Company did not file any reports on
                                    Form 8-K during the three months ended
                                    March 31, 1999.


                                 SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GABELLI ASSET MANAGEMENT INC.
                                                    (Registrant)



               5/17/99                    /s/ Robert S. Zuccaro
          ------------------              ----------------------------------
                Date                      Robert S. Zuccaro
                                          Vice President and Chief Financial
                                          Officer