Form 10-Q
period 1999-06-30
GABELLI ASSET MANAGEMENT INC
filed 1999-08-16
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q
                                (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 1-106

                       GABELLI ASSET MANAGEMENT INC.
----------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

            New York                                         13-4007862
----------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

One Corporate Center, Rye, New York                                10580
----------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                (914) 921-3700
----------------------------------------------------------------------------
             Registrant's telephone number, including area code


                           ----------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

            Class                              Outstanding at July 31, 1999
            -----                              ----------------------------
Class A Common Stock, .001 par value                        5,870,200
Class B Common Stock, .001 par value                       24,000,000



                                   INDEX

               GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Statements of Operations:
          -        Three months ended June 30, 1998 and 1999
          -        Six months ended June 30, 1998 and 1999

          Condensed Consolidated Statements of Financial Condition:
          -        June 30, 1999
          -        December 31, 1998

          Condensed Consolidated Statements of Cash Flows:
          -        Six months ended June 30, 1998 and 1999

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

Item 2.   Changes in Securities and Use of Proceeds

Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES





                       GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          UNAUDITED
                           (In thousands, except per share data)

                                                                 THREE MONTHS ENDED
                                                                       JUNE 30,
                                                             --------------------------
                                                               1998              1999
                                                             ---------          ------
REVENUES
  Investment advisory and incentive fees. . . . . . . . .    $  30,155       $  35,440
  Commission revenue. . . . . . . . . . . . . . . . . . .        2,133           3,333
  Distribution fees and other income. . . . . . . . . . .        3,743           3,850
                                                             ---------       ---------
     Total revenues . . . . . . . . . . . . . . . . . . .       36,031          42,623
EXPENSES
  Compensation costs. . . . . . . . . . . . . . . . . . .       14,187          17,504
  Management fee. . . . . . . . . . . . . . . . . . . . .        2,624           2,318
  Other operating expenses. . . . . . . . . . . . . . . .        6,030           8,297
                                                             ---------       ---------
     Total expenses . . . . . . . . . . . . . . . . . . .       22,841          28,119

Operating income. . . . . . . . . . . . . . . . . . . . .       13,190          14,504
OTHER INCOME (EXPENSE)
  Net gain from investments . . . . . . . . . . . . . . .       14,594           5,904
  Interest and dividend income. . . . . . . . . . . . . .        1,026           1,323
  Interest expense. . . . . . . . . . . . . . . . . . . .         (836)           (872)
                                                             ---------       ---------
     Total other income, net. . . . . . . . . . . . . . .       14,784           6,355
Income before income taxes and
  minority interest . . . . . . . . . . . . . . . . . . .       27,974          20,859
  Income tax provision. . . . . . . . . . . . . . . . . .          970           8,260
  Minority interest. . . . . . .  . . . . . . . . . . . .          247             944
                                                             ---------       ---------
    Net income . . . . . . . . .  . . . . . . . . . . . .    $  26,757       $  11,655
                                                             =========       =========

Net income per share: . . . . . . . . . . . . . . . . . .
  Basic and diluted . . . . . . . . . . . . . . . . . . .                    $    0.39
                                                                             =========

Weighted average shares outstanding:. . . . . . . . . . .
  Basic and diluted . . . . . . . . . . . . . . . . . . .                       29,949
                                                                             =========

Pro forma data:
  Income before income taxes and minority interest,
    as reported . . . . . . . . . . . . . . . . . . . . .    $  27,974
  Pro forma interest expense on $50 million note
    payable . . . . . . . . . . . . . . . . . . . . . . .         (750)
  Pro forma management fee adjustment from 20% to
    10% of pre tax profits  . . . . . . . . . . . . . . .         1,287
  Pro forma reallocations to the new parent company . . .         (260)
  Pro forma effect on income and expenses of
    distribution of assets and liabilities  . . . . . . .      (16,213)
  Pro forma provision for income taxes. . . . . . . . . .       (4,771)
  Pro forma minority interest . . . . . . . . . . . . . .         (247)
                                                             ---------
  Pro forma net income. . . . . . . . . . . . . . . . . .    $   7,020
                                                             =========

    Pro forma net income per share:
      Basic and diluted . . . . . . . . . . . . . . . . .    $    0.23
                                                             =========

    Pro forma weighted average shares outstanding:
      Basic and diluted . . . . . . . . . . . . . . . . .       30,000
                                                             =========

See accompanying notes.



                          GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           UNAUDITED
                             (In thousands, except per share data)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                             ------------------------
                                                               1998            1999
                                                             --------         ------
REVENUES
  Investment advisory and incentive fees. . . . . . . . .    $ 57,244        $ 68,357
  Commission revenue. . . . . . . . . . . . . . . . . . .       4,177           6,253
  Distribution fees and other income. . . . . . . . . . .       6,538           7,704
                                                              -------        --------
     Total revenues . . . . . . . . . . . . . . . . . . .      67,959          82,314
EXPENSES
  Compensation costs. . . . . . . . . . . . . . . . . . .      27,607          34,279
  Management fee. . . . . . . . . . . . . . . . . . . . .       6,111           5,300
  Other operating expenses. . . . . . . . . . . . . . . .      11,383          14,482
  Non recurring charge. . . . . . . . . . . . . . . . . .           -          50,725
                                                              -------        --------
     Total expenses . . . . . . . . . . . . . . . . . . .      45,101         104,786

Operating income (loss) . . . . . . . . . . . . . . . . .      22,858         (22,472)
OTHER INCOME (EXPENSE)
  Net gain from investments . . . . . . . . . . . . . . .      18,652          10,153
  Interest and dividend income. . . . . . . . . . . . . .       1,815           2,481
  Interest expense. . . . . . . . . . . . . . . . . . . .      (1,695)         (1,588)
                                                              -------        --------
     Total other income, net. . . . . . . . . . . . . . .      18,772          11,046
Income (loss) before income taxes and
  minority interest . . . . . . . . . . . . . . . . . . .      41,630         (11,426)
  Income tax provision(benefit) . . . . . . . . . . . . .       2,453          (6,858)
  Minority interest. . . . . . .  . . . . . . . . . . . .         639           1,658
                                                              -------        --------
    Net income (loss)  . . . . .  . . . . . . . . . . . .    $ 38,538        $ (6,226)
                                                              =======         =======

Net loss per share:
  Basic and diluted . . . . . . . . . . . . . . . . . . .                    $  (0.22)
                                                                             =========

Weighted average shares outstanding:
  Basic and diluted . . . . . . . . . . . . . . . . . . .                      28,416
                                                                             ========

Pro forma data:
  Income (loss) before income taxes and minority
    interest, as reported . . . . . . . . . . . . . . . .    $ 41,630        $(11,426)
  Pro forma interest expense on $50 million note
    payable . . . . . . . . . . . . . . . . . . . . . . .      (1,500)           (338)
  Pro forma management fee adjustment from 20% to
    10% of pre tax profits  . . . . . . . . . . . . . . .       3,352           1,097
  Pro forma reallocations to the new parent company . . .          83              23
  Pro forma effect on income and expenses of
    distribution of assets and liabilities  . . . . . . .     (18,726)         (2,256)
  Pro forma(provision) benefit for income taxes.. . . . .      (9,846)          4,597
  Pro forma minority interest . . . . . . . . . . . . . .        (639)         (1,658)
                                                              -------        --------
  Pro forma net income (loss) . . . . . . . . . . . . . .    $ 14,354        $( 9,961)
                                                              =======         =======

    Pro forma net income (loss) per share:
      Basic and diluted . . . . . . . . . . . . . . . . .    $   0.48        $  (0.33)
                                                              =======         =======

    Pro forma weighted average shares outstanding:
      Basic and diluted. . . . . . . . . . . . . . . . .       30,000          29,974
                                                              =======         =======

See accompanying notes.



                  GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (In thousands)

                                                               December 31,      June 30,
                                                                   1998            1999
                                                              -------------    ------------
                                                                                (Unaudited)
ASSETS

Cash and cash equivalents . . . . . . . . . . . . . . . . .      50,222         $  96,886
Investments in securities . . . . . . . . . . . . . . . . .      83,802            38,812
Investments in partnerships and affiliates. . . . . . . . .      49,795            17,198
PCS licenses. . . . . . . . . . . . . . . . . . . . . . . .      33,311                 -
Receivable from broker. . . . . . . . . . . . . . . . . . .      13,463            22,982
Investment advisory fees receivable . . . . . . . . . . . .       8,851            12,036
Deferred tax asset. . . . . . . . . . . . . . . . . . . . .           -            19,830
Other assets. . . . . . . . . . . . . . . . . . . . . . . .      15,231            14,944
                                                                --------          -------

     Total assets . . . . . . . . . . . . . . . . . . . . .   $ 254,675         $ 222,688
                                                                =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Securities sold, but not yet purchased. . . . . . . . . . .      13,011         $       -
Distributions payable to shareholders . . . . . . . . . . .      11,616                 -
Note payable. . . . . . . . . . . . . . . . . . . . . . . .       5,876            50,000
Income taxes payable (including deferred income taxes). . .       3,300             6,760
Compensation payable. . . . . . . . . . . . . . . . . . . .       5,118            16,059
Accrued expenses and other liabilities. . . . . . . . . . .       8,727             9,569
                                                                 -------          -------

     Total liabilities. . . . . . . . . . . . . . . . . . .      47,648            82,388

Minority interest . . . . . . . . . . . . . . . . . . . . .      12,127            14,404

Stockholders' equity. . . . . . . . . . . . . . . . . . . .     194,900           125,896
                                                                -------           -------

Total liabilities and stockholders' equity. . . . . . . . .   $ 254,675         $ 222,688
                                                                ========          =======

See accompanying notes.



                     GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        UNAUDITED
                                      (In thousands)

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                ------------------------
                                                                   1998           1999
                                                                   ----           ----
OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . . . . . . . .     $  38,538      $  (6,226)
Adjustments to reconcile net income (loss) to net cash
provided by (used in)operating activities:
  Equity in earnings of partnerships and affiliates . . . .        (4,446)        (4,002)
  Depreciation and amortization . . . . . . . . . . . . . .           478            397
  Deferred income taxes . . . . . . . . . . . . . . . . . .             -        (19,830)
  Minority interest in net income of consolidated
     subsidiaries . . . . . . . . . . . . . . . . . . . . .           639          1,658
  Gain on sale of PCS Licenses  . . . . . . . . . . . . . .       (17,430)             -
  Non recurring charge. . . . . . . . . . . . . . . . . . .             -         50,725
  Changes in operating assets and liabilities . . . . . . .         4,749        (47,675)
                                                                  -------        -------
Total adjustments . . . . . . . . . . . . . . . . . . . . .       (16,010)       (18,727)
                                                                  -------        -------

Net cash provided by (used in)operating activities  . . . .        22,528        (24,953)
                                                                  -------        -------

INVESTING ACTIVITIES
Sale of PCS Licenses. . . . . . . . . . . . . . . . . . . .        68,307              -
Distributions from partnerships and affiliates. . . . . . .         2,756          5,187
Investments in partnerships and affiliates. . . . . . . . .        (4,320)           (25)
                                                                  -------        -------

Net cash provided by investing activities . . . . . . . . .        66,743          5,162
                                                                  -------        -------

FINANCING ACTIVITIES
Repayment of common stock . . . . . . . . . . . . . . . . .         1,530              -
Cash included in deemed distribution. . . . . . . . . . . .             -        (18,170)
Purchase of treasury stock. . . . . . . . . . . . . . . . .             -         (2,039)
Issuance of notes payable . . . . . . . . . . . . . . . . .        (1,412)             -
(Purchase) sale of minority stockholders' interests . . . .          (526)           619
Net proceeds from issuance of common stock. . . . . . . . .             -         96,068
Distribution payable to shareholders. . . . . . . . . . . .       (19,020)       (10,023)
Repayment of bank loan. . . . . . . . . . . . . . . . . . .       (30,000)             -
                                                                  -------        -------

Net cash (used in) provided by financing activities . . . .       (49,428)        66,455
                                                                  -------        -------

Net increase in cash and cash equivalents . . . . . . . . .        39,843         46,664
Cash and cash equivalents at beginning of period. . . . . .        12,610         50,222
                                                                  -------        -------

Cash and cash equivalents at end of period. . . . . . . . .     $  52,453      $  96,886
                                                                  =======        =======

See footnote C regarding non-cash financing transactions.


See accompanying notes.




               GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1999
                                (UNAUDITED)

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

         On February 17, 1999, the Company completed its sale of 6 million shares of Class A Common Stock and received proceeds, after fees and expenses, of approximately $96 million. After the Offering, GFI owns 80% of the outstanding common stock of the Company. In addition, with the completion of the Offering, the Company is now a "C" Corporation for Federal and state income tax purposes and will be subject to substantially higher income tax rates.

         The accompanying condensed consolidated financial statements, for periods prior to the date of the Reorganization, include the assets, liabilities and earnings of GFI, its wholly-owned subsidiary GAMCO Investors, Inc. ("GAMCO"), and GFI's majority-owned subsidiaries consisting of Gabelli Securities, Inc. ("GSI"), Gabelli Fixed Income L.L.C. ("Fixed Income") and Gabelli Advisers LLC ("Advisers"). After the Reorganization these financial statements include the accounts of Gabelli Funds, LLC and GAMCO and former GFI majority-owned subsidiaries GSI, Fixed Income and Advisers.

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

C.  FORMATION TRANSACTIONS

     Reorganization

         The exchange of approximately $169 million in net operating assets and liabilities, including cash of approximately $18 million, has been recorded as a deemed distribution. Accordingly, only the cash portion of this deemed distribution has been reflected in the Condensed Consolidated Statements of Cash Flows.

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

      Note Payable

         The Agreement further provides the Chairman will be paid $50 million on January 2, 2002, plus interest payable quarterly at an annual rate of 6% from the date of the Agreement. This payment, plus related costs and net of a related deferred tax benefit of $19.8 million, has been reflected as a one-time charge to earnings in the first quarter of 1999 and the liability has been recorded as a note payable.

      Stock Award and Incentive Plan

         On February 5, 1999, the Board of Directors adopted the 1999 Gabelli Asset Management Inc. Stock Award and Incentive Plan (the "Plan"), designed to provide incentives which will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company's common stock. Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards. A maximum of 1,500,000 shares of Class A Common Stock has been reserved for issuance and the Plan provides that the terms and conditions of each award are to be determined by a committee of the Board of Directors charged with administering the Plan. Under the Plan, the committee may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine. Options granted under the Plan vest 75% after three years and 100% after four years from the date of grant and expire after ten years.

         Options were granted to all full time employees to purchase 1,124,500 shares and to a non-employee director to purchase 10,000 shares of common stock at an exercise price of $16.28 per share. At June 30, 1999 there were 380,000 shares available for future awards.

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

D. EARNINGS PER SHARE

         The Company has only presented historical earnings per share for the three and six months ended June 30, 1999 due to the significant changes in its operations which are not reflected in the historical financial statements for other periods presented. The Company has presented pro forma earnings per share for 1998 based upon the number of shares outstanding at the close of the Offering. Pro forma earnings per share for 1999 are based on the number of shares outstanding at the close of the Offering for the period prior to the Offering and on the actual number of shares outstanding subsequent thereto. Options outstanding for the period do not have a dilutive effect and therefore are excluded from the computation of diluted earnings per share.

E.       STOCK REPURCHASE PROGRAM

         On March 8, 1999, the Board of Directors authorized the Company to repurchase up to $3 million of its Class A common stock through the open market or through privately negotiated transactions. Under the program the Company repurchased 129,800 shares of common stock at an aggregate cost of $2 million in the second quarter of 1999 and which are held in treasury.



               GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
           UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

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



                            UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                     FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                PRO FORMA        PRO FORMA
                                                              AS REPORTED      ADJUSTMENTS      CONSOLIDATED
                                                              -----------      -----------      ------------
REVENUES
  Investment advisory and incentive fees . . . . . . . . .    $ 30,155                           $ 30,155
  Commission revenue . . . . . . . . . . . . . . . . . . .       2,133                              2,133
  Distribution fees and other income . . . . . . . . . . .       3,743                              3,743
                                                                ------                             ------
     Total revenues . . . . . . . . . . . . . . . . . . .       36,031                             36,031
EXPENSES
  Compensation costs. . . . . . . . . . . . . . . . . . .       14,187                             14,187
  Management fee. . . . . . . . . . . . . . . . . . . . .        2,624         $(1,287)(a)          1,337
  Other operating expenses. . . . . . . . . . . . . . . .        6,030             260 (b)          6,290
                                                                ------          ------             ------
     Total expenses . . . . . . . . . . . . . . . . . . .       22,841          (1,027)            21,814
                                                                ------          ------             ------

Operating income. . . . . . . . . . . . . . . . . . . . .       13,190           1,027             14,217
OTHER INCOME (EXPENSE)
  Net gain (loss) from investments . . . . . . . . . . . .      14,594         (16,085)(b)         (1,491)
  Interest and dividend income. . . . . . . . . . .  . . .       1,026            (790)(b)            236
  Interest expense. . . . . . . . . . . . . . . . . . . .         (836)            662 (b)
                                                                                  (750)(c)           (924)
                                                                ------          ------             ------
     Total other income (expense), net. . . . . . . . . .       14,784         (16,963)            (2,179)
                                                                                                   ------
Income before income taxes and
  minority interest . . . . . . . . . . . . . . . . . . .       27,974         (15,936)            12,038
  Income tax provision. . . . . . . . . . . . . . . . . .          970           3,801 (d)          4,771
  Minority interest. . . . . . . . . . . . .. . . . . . .          247                                247
                                                                ------          -------            ------
     Net income . . . . . . . . . . . . . . . . . . . . .     $ 26,757        $(19,737)          $  7,020
                                                                ======          ======             ======

    Pro forma net income per share:
      Basic and diluted . . . . . . . . . .  . . . . . . .                                       $   0.23
                                                                                                   ======

    Pro forma weighted average shares outstanding:
       Basic and diluted. . . . . . . . . .  . . . . . . .                                         30,000
                                                                                                   ======


Notes to Pro Forma Adjustments:

(a) Reflects reduction of the management fee from 20% to 10% of pre tax profits.
(b) To reflect the effects on income and expenses related to the distribution of assets and liabilities and reallocation to the new parent company.
(c)   Reflects interest on $50 million note payable for one quarter.
(d) To record additional taxes to reflect the conversion from an "S" Corporation to a "C" Corporation and tax effects of adjustments.



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Overview

         Gabelli Asset Management Inc. (the "Company"), incorporated in April 1998, had no significant assets or liabilities and did not engage in any business activities prior to the public offering ("Offering") of its shares. On February 9, 1999, the Company exchanged 24 million shares of its Class B Common Stock, representing all of its then issued and outstanding common stock, to Gabelli Funds, Inc. ("GFI") and two of its subsidiaries in consideration for substantially all of the operating assets and liabilities of GFI related to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business (the "Reorganization"). GFI was subsequently renamed Gabelli Group Capital Partners, Inc.

         Immediately following the Reorganization, the Company sold 6 million shares of its Class A Common Stock in an initial public offering. Proceeds from the Offering, net of fees and expenses, were approximately $96 million. Following the Offering, GFI owns 80% of the outstanding common stock of the Company. For periods after the Offering, the Company's financial statements will reflect the financial condition and results of operations of Gabelli Asset Management Inc. and the historical results of GFI will be shown as predecessor financial statements.

         The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

         The Company's revenues are largely based on the level of assets under management in its business as well as the level of fees associated with its various investment products. Growth in revenues generally depends on good investment performance and the ability to attract additional investors while maintaining current fee levels. The Company's largest source of revenues is investment advisory fees which are based on the amount of assets under management in its Mutual Funds and Separate Accounts businesses. Revenues derived from equity oriented portfolios generally have higher management fee rates than fixed income portfolios.

RESULTS OF OPERATIONS

         The pro forma information presented herein for the three and six months ended June 30, 1998 and six months ended June 30, 1999 presents results of operations as if the Reorganization and Offering had occurred at the beginning of 1998. The Company believes the pro forma results provide more meaningful information for comparing operating results and earnings trends. The pro forma information is not necessarily indicative of the results that the Company would have reported had these events occurred at the beginning of the year.

         Information is also presented herein on an "as reported" basis to meet certain disclosure requirements. This information does not give effect to assets and liabilities assumed to be distributed as part of the Reorganization and the resulting impact on allocated income and expenses; the $50 million deferred payment to the Chairman and Chief Executive Officer net of deferred tax benefit; the reduction in the management fee from 20% to 10% and the conversion from an "S" corporation to a "C" corporation for tax purposes. The net effect of these adjustments was to lower net income on a pro forma basis for the second quarter and first six months of 1998 by $19.7 million and $24.2 million, respectively, and $3.7 million for the first six months of 1999. For the second quarter of 1998 these adjustments principally consisted of $16.2 million of investment earnings from assets distributed as part of the Reorganization and a $3.8 million increase in the pro forma tax provision due to the conversion from an S corporation to a C corporation partially offset by a $1.3 million decrease in the pro forma management fee. For the first six months of 1998 these adjustments principally consisted of $18.7 million of investment earnings and $7.4 million in the pro forma tax provision partially offset by a $3.4 million decrease in the pro forma management fee. For the first six months of 1999 these adjustments principally consisted of $2.3 million of investment earnings and $2.3 million in the pro forma tax provision partially offset by a $1.1 million decrease in the pro forma management fee.


THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO
THREE MONTHS ENDED JUNE 30, 1998

Consolidated Results - Three Months Ended June 30:

                                                                    (unaudited; in thousands, except per share data)
                                                                    ------------------------------------------------
                                                                                                                  % CHANGE
                                                                    1998             1998           1999          ---------
                                                               (AS REPORTED)     (PRO FORMA)                   (VS. PRO FORMA)
                                                               -------------    ------------   -----------     ---------------
Revenues                                                         $    36,031    $   36,031     $    42,623             18.3 %
Expenses                                                              22,841        21,814          28,119             28.9
                                                               -------------    ------------   -----------
Operating income                                                      13,190        14,217          14,504              2.0
Other income (expense), net                                           14,784        (2,179)          6,355
                                                               -------------    ------------   -----------
Income before taxes and minority interest                             27,974        12,038          20,859             73.3
Income tax provision                                                     970         4,771           8,260
Minority interest                                                        247           247             944
                                                               -------------    ------------   -----------
Net income                                                       $    26,757    $    7,020     $    11,655             66.0
                                                               =============    ============   ===========

Net income per share:
   Basic and diluted                                                            $     0.23     $      0.39             69.6
                                                                                ============   ============

Included in income before taxes and minority interest:
Depreciation and amortization                                                   $      312     $       223
Interest expense                                                                $      924     $       872

Adjusted EBITDA(a)                                                              $   13,274     $    21,954             65.4%

(a) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and minority interest.

         Total revenues rose 18%, to $42.6 million in the second quarter of 1999 as compared to $36.0 million in the 1998 quarter. The increase in revenues results from an increase in assets under management, which drive investment advisory fees, commission revenues and incentive fees earned as General Partner in several alternative investment partnerships.

         Investment advisory fees, which comprise over 83% of total revenue, were 18% higher, at $35.4 million in the second quarter of 1999 as compared to $30.2 million in 1998. The growth in investment advisory fees is attributable to the growth in average assets under management during the respective periods. Average assets under management rose 17% to $18.0 billion in the 1999 quarter as compared to $15.4 billion in the second quarter of 1998. Incentive fees from alternative investment partnerships increased $1.5 million to $1.7 million in the 1999 quarter as compared to $0.2 million in 1998, benefiting from a wave of merger activity and initial public offerings.

         Commission revenues were $1.2 million or 56% higher in the second quarter of 1999 as compared to the 1998 quarter principally as a result of increased trading activities for accounts managed by affiliated companies.

         Distribution fees and other income were 3% or $0.1 million higher in the 1999 quarter as compared to the same quarter a year earlier. A 20% increase in distribution fees generated from increased assets under management in our open end mutual funds was largely offset by a decline in other income from the year earlier period.

         Total expenses increased by $6.3 million or 29% in the second quarter of 1999 as compared to the second quarter of 1998. The 1999 quarter included $0.6 million of additional bonus accruals and $0.9 million of contribution costs which are related to the increase in investment earnings from our proprietary portfolio reflected as part of other income. Excluding these costs, total expenses rose $4.8 million or 22% over the prior year quarter. Compensation costs, which are largely variable in nature, rose $3.3 million or 23% ($2.7 million or 19% excluding the additional bonus accruals of $0.6 million). Compensation costs were further impacted by the higher commission payouts associated with incentive fees from alternative investment partnerships which offset the benefit of spreading the non-variable portion of compensation over a larger revenue base. Management fee expense, which is variable and based on pre tax profits, increased $1.0 million in the second quarter of 1999 as compared to the 1998 quarter. Other operating expenses increased $2.0 million or 32% ($1.1 million or 18% excluding the additional contribution costs of $ 0.9 million). The remaining increase was primarily due to an increase of $0.8 million in spending for mutual fund distribution.

         Other income (expense), net, which includes investment gains from our proprietary portfolio, totaled $6.4 million in the second quarter of 1999 compared to investment losses of $2.2 million in the 1998 quarter. These gains reflect the strong market performance in the 1999 quarter as well as profits from venture capital investments and investment income on the $96 million in net proceeds received from the Offering.

         The effective tax rate for both the 1999 and 1998 quarters is approximately 39.6%. The increase in minority interest of $ 0.7 million principally reflects the increased profits at the Company's 76% owned subsidiary, Gabelli Securities, Inc.


SIX  MONTHS ENDED JUNE 30, 1999 AS COMPARED TO
SIX MONTHS ENDED JUNE 30, 1998

Consolidated Results - Six Months Ended June 30:

                                                              (unaudited; in thousands, except per share data)
                                                              ------------------------------------------------
                                                                                                  1999(A)         % CHANGE
                                                    1998           1999            1998         (ADJUSTED         --------
                                                (AS REPORTED)  (AS REPORTED)   (PRO FORMA)      PRO FORMA)     (VS. PRO FORMA)
                                                -------------   -----------    ---------------  -----------    ---------------
Revenues                                        $    67,959     $  82,314      $    67,959       $    82,314          21.1%
Expenses                                             45,101       104,786           41,666            52,941          27.1
                                                -------------   -----------    ------------   ---------------  -------------
Operating income                                     22,858       (22,472)          26,293            29,373          11.7
Other income (expense), net                          18,772        11,046           (1,454)            8,452
                                                -------------   ----------     ------------   ---------------
Income before taxes and minority interest            41,630       (11,426)          24,839            37,825          52.3
Income tax provision                                  2,453        (6,858)           9,846            15,233
Minority interest                                       639         1,658              639             1,658
                                                -------------   ----------     ------------   ---------------
Net income                                        $  38,538     $  (6,226)     $    14,354        $   20,934          45.8
                                                =============   ==========     ============   ===============

Net income per share:
   Basic and diluted                                                           $      0.48        $     0.70
                                                                               ============   ===============
Included in income (loss) before taxes
  and minority interest:
Depreciation and amortization                                                  $       478        $      397
Interest expense                                                               $     1,853        $    1,803

Adjusted EBITDA                                                                $    27,170        $   40,025          47.3%

(a) The 1999 adjusted pro forma results above do not include the $50.7 million nonrecurring charge ($30.9 million net of tax benefit or $1.03 per share) recorded in the first quarter of 1999 and related to a note payable due to the Company's Chairman and Chief Executive Officer. After giving effect to this charge the Company had a net loss of $0.33 per share for the six months ended June 30, 1999.

         Total revenues for the first six months of 1999 rose 21% to $82.3 million, or an increase of $14.4 million over the same period in 1998. Average assets under management were $17.4 billion during the first half of 1999, 19% higher than average assets under management of $14.6 billion during the first half of 1998.

         Investment advisory and incentive fees increased 19%, to $68.4 million in the second quarter of 1999 from $57.2 million in 1998 primarily as a result of a 19% increase in average assets under management and an increase in incentive fees received from its alternative investment partnerships.

         Commission revenues rose 50%, to $6.3 million in the first half of 1999, up $2.1 million from the first half of 1998. Approximately, $1.3 million or 60% of this increase was due to increased trading activities for accounts managed by affiliated companies with the remainder coming from increased syndicate activities.

         Distribution fees and other income were 18% higher at $7.7 million in the first half of 1999 compared to $6.5 million in the first half of 1998. Distribution fees, payable in accordance with Rule 12b-1 compensation plans on our open end mutual funds, increased 28% to $7.3 million in 1999 as compared to $5.7 million in 1998. Average assets under management in our open end mutual funds grew 26% during these same periods.

         Total expenses increased 27%, to $52.9 million (excluding the $50.7 million nonrecurring charge recorded in the first quarter of 1999) in the first half of 1999 as compared to $41.7 million in the first half of 1998. Compensation costs rose $6.7 million or 24% ($6.1 million or 22% excluding additional bonus accruals of $0.6 million in the second quarter). Management fee expense increased $1.4 million or 52% largely as a result of the strong increase in investment gains in 1999 as compared to 1998 and included in other income. Other operating expenses grew $3.2 million or 28% in 1999 as compared to 1998 largely as a result of $0.9 million of additional contribution costs in the second quarter and $1.7 million in increased mutual fund distribution costs.

         Other income, net, was $8.5 million in the first half of 1999 compared to a loss of $1.5 million in the first half of 1998. This turnaround was the result of improved performance in the investment portfolio and investment income on the $96 million in net proceeds received from the Offering.

         The effective tax rate for the six months ended June 30, 1999 was 40.3% as compared to 39.6% in the first half of 1998. The increase in minority interest of more than $1.0 million reflects increased profits at Gabelli Securities, Inc., a 76% owned subsidiary.

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

         Cash requirements and liquidity needs have historically been met through cash generated by operating activities and the Company's borrowing capacity. At June 30, 1999, the Company had cash and cash equivalents of $97 million, an increase of $47 million from December 31, 1998. Included in cash and investments at June 30, 1999 were net proceeds of approximately $96 million received from the sale of the Company's Class A Common Stock in an initial public offering completed on February 17, 1999. Proceeds from the Offering will be used for general corporate purposes, including working capital, and achieving its strategic growth plans which call for expanding product offerings, accessing new distribution channels and pursuing strategic acquisitions or alliances, as opportunities arise.

         Cash used in operating activities was $25.0 million for the first six months of 1999. Net cash used results principally from the loss for the period of $6.2 million and $33 million of investment securities purchased partially offset by an increase in trade, compensation and taxes payable. For the first six months of 1998 cash provided by operating activities was $22.5 million.

         Cash provided by investing activities, related to investments in and distributions from partnerships and affiliates, was $5.2 million in the first six months of 1999. Cash provided by these investing activities in the first six months of 1998 was $67 million primarily due to the $68 million in net proceeds received from the sale of PCS licenses.

         Cash provided by financing activities in the first six months of 1999 was $66.5 million principally resulting from the receipt of the net proceeds from the Offering of $96 million partially offset by distributions to shareholders of $10 million and $18 million of cash included in the deemed distribution. Cash used in the first six months of 1998 was $49.4 million principally for the repayment of a bank loan and distributions to shareholders.

         Based upon the Company's current level of operations and anticipated growth the Company expects that cash flows from operating activities plus its borrowing capacity and the net proceeds from its Offering will be sufficient to finance its working capital needs for the foreseeable future. The Company has no material commitments for capital expenditures.

         Gabelli & Company is registered with the Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. At June 30, 1999, Gabelli & Company had net capital, as defined, of approximately $8.8 million exceeding the regulatory requirement by approximately $8.6 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

MARKET RISK

         The Company is subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. The Company's exposure to market risk is directly related to its role as financial intermediary and advisor for assets under management in its mutual funds, institutional and separate accounts business and its proprietary trading activities. Since December 31, 1998, the Company has substantially increased its positions in cash and cash equivalents and reduced its positions in securities held for investment purposes and investment in partnerships, effectively reducing its exposure to market risk. At June 30, 1999, the Company's primary market risk exposure was for changes in equity prices and interest rates. Included in investments in securities of $38.8 million at June 30, 1999 were investments in mutual funds, largely invested in equity products, of $24.4 million and a diverse selection of common stocks totaling $6 million and $8.4 million invested in government obligations. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, the Company may alter its investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. The majority invested in common stocks at June 30, 1999, represent the Company's participation in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. These transactions involve announced deals with agreed upon terms and conditions, including pricing, which generally involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

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

         In order to ensure that the Company will continue to operate successfully and be able to meet its fiduciary obligations to its clients after December 31, 1999, the Company has taken numerous steps toward becoming Year 2000 compliant in respect to both its information technology and non-information technology systems. The Company has established a comprehensive Year 2000 program and has begun to implement it. To date, the Company has (i) taken inventory of all its technology systems; (ii) performed an analysis of all internal systems, all facilities and communications systems, and all third-party providers' software and hardware products; and (iii) updated its internal system, which is its only in-house developed system, for Year 2000 compliance.

         In addition, the Company has identified and contacted 58 counterparties, intermediaries, subcontractors and vendors with whom it has important financial or operational relationships (18 of which the Company has identified as mission critical) and has requested from them assurances that those systems either are already Year 2000 compliant or that they are taking the necessary steps to make such systems Year 2000 compliant. The Company has received both oral and written responses to these requests from all third-party providers and 53 of them (16 of which the Company has identified as mission critical) have advised the Company that their systems are Year 2000 compliant. The remaining third parties have advised the Company that they are in the process of achieving compliance and are currently in the testing phase.

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



PART II:  OTHER INFORMATION

         ITEM 2.           Changes in Securities and Use of Proceeds

                           On February 10, 1999, the Company's Registration Statement on Form S-1 (No. 333-51023) relating to the initial public offering of 6,000,000 shares of the Company's Class A Common Stock was declared effective by the Securities and Exchange Commission. All of the 6,000,000 shares of Class A Common Stock that were registered were sold in the Offering at an initial public offering price of $17.50 per share ($105 million in the aggregate). The Offering was completed on February 17, 1999 and was lead managed by Merrill Lynch & Co., Salomon Smith Barney and Gabelli & Company (an affiliate of the Company). The net proceeds to the Company were approximately $96 million, after payment of underwriting discount of $7.35 million and other estimated expenses of $1.65 million. As of June 30, 1999, the Company has applied approximately $0.2 million of the net proceeds of the Offering for its intended uses (namely, general corporate purposes, including working capital, and achieving its strategic growth plans which call for expanding product offerings, accessing new distribution channels and pursuing strategic acquisitions or alliances, as opportunities arise), and has invested the remaining net proceeds from the Offering in short-term marketable securities pending such application.

         ITEM 6.           (a)      Exhibits

                                    Exhibit No.      Description
                                    -----------      -----------

                                    27-1             Financial Data Schedule

                           (b)      Reports on Form 8-K.

                                    The Company did not file any reports on
                                    Form 8-K during the three months ended
                                    June 30, 1999.

         SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               GABELLI ASSET MANAGEMENT INC.
                                               -----------------------------
                                                       (Registrant)



         AUGUST 11, 1999                       /s/ Robert S. Zuccaro
         ---------------------                 -----------------------------
                  Date                         Robert S. Zuccaro
                                               Vice President and
                                                 Chief Financial Officer