Form 10-Q
period 1999-09-30
GABELLI ASSET MANAGEMENT INC
filed 1999-11-15
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                           Commission File No. 1-106

                         GABELLI ASSET MANAGEMENT INC.
             (Exact name of Registrant as specified in its charter)
                           -------------------------
            New York                                       13-4007862
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                   One Corporate Center, Rye, New York 10580
                                 (914) 921-3700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No



            Class                              Outstanding at October 31, 1999
            -----                            ----------------------------------
Class A Common Stock, .001 par value                        5,751,900
Class B Common Stock, .001 par value                       24,000,000

                                      INDEX

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statements of Operations:
          -        Three months ended September 30, 1998 and 1999
          -        Nine months ended September 30, 1998 and 1999

         Condensed Consolidated Statements of Financial Condition:
          -        September 30, 1999
          -        December 31, 1998

         Condensed Consolidated Statements of Cash Flows:
          -        Nine months ended September 30, 1998 and 1999

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

Item 2.  Changes in Securities and Use of Proceeds

Item 6.  Exhibits and Reports on Form 8-K




SIGNATURES


                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)

                                                            Three Months Ended
                                                               September 30,
                                                           -------------------
                                                             1998      1999
                                                           --------  ---------
Revenues
  Investment advisory and incentive fees ................  $ 29,058   $ 37,337
  Commission revenue ....................................     2,020      2,199
  Distribution fees and other income ....................     3,272      4,555
                                                           --------   --------
     Total revenues .....................................    34,350     44,091
Expenses
  Compensation costs ....................................    14,095     17,900
  Management fee ........................................     2,422      2,040
  Other operating expenses ..............................     6,175      6,723
                                                           --------   --------
     Total expenses .....................................    22,692     26,663

Operating income ........................................    11,658     17,428
Other income (expense)
  Net (loss) gain from investments ......................    (5,053)       279
  Interest and dividend income ..........................     1,437      1,583
  Interest expense ......................................      (175)      (926)
                                                           --------   --------
     Total other (expense) income, net ..................    (3,791)       936
Income before income taxes and
  minority interest .....................................     7,867     18,364
  Income tax provision ..................................     1,195      7,297
  Minority interest .....................................       404        830
                                                           --------   --------
     Net income .........................................  $  6,268   $ 10,237
                                                           ========   ========

Net income per share: ...................................
  Basic and diluted .....................................             $   0.34
                                                                      ========

Weighted average shares outstanding:  ...................
  Basic and diluted .....................................               29,861
                                                                      ========

Pro forma data:
  Income before income taxes and minority interest,
    as reported .........................................  $  7,867
  Pro forma interest expense on $50 million note payable       (750)
  Pro forma management fee adjustment from 20% to 10% of
    pre tax profits .....................................       966
  Pro forma reallocations to the new parent company .....       447
  Pro forma effect on income and expenses of distribution
    of assets and liabilities ...........................     4,577
  Pro forma provision for income taxes ..................    (5,197)
  Pro forma minority interest ...........................      (404)
                                                           --------
  Pro forma net income ..................................  $  7,506
                                                           ========

  Pro forma net income per share:
    Basic and diluted ...................................  $   0.25
                                                           ========

  Pro forma weighted average shares outstanding:
    Basic and diluted ...................................    30,000
                                                           ========




See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                          -------------------------

                                                                            1998             1999
                                                                          ---------       ---------
Revenues
  Investment advisory and incentive fees .............................    $  86,302       $ 105,694
  Commission revenue .................................................        6,197           8,452
  Distribution fees and other income .................................        9,810          12,259
                                                                          ---------       ---------
     Total revenues ..................................................      102,309         126,405
Expenses
  Compensation costs .................................................       41,702          52,179
  Management fee .....................................................        8,533           7,339
  Other operating expenses ...........................................       17,558          21,205
  Non recurring charge ...............................................         --            50,725
                                                                          ---------       ---------
     Total expenses ..................................................       67,793         131,448

Operating income (loss) ..............................................       34,516          (5,043)

Other income (expense)
  Net gain from investments ..........................................       13,599          10,432
  Interest and dividend income .......................................        3,252           4,064
  Interest expense ...................................................       (1,870)         (2,514)
                                                                          ---------       ---------
     Total other income, net .........................................       14,981          11,982
Income before income taxes and
  minority interest ..................................................       49,497           6,939
  Income tax provision ...............................................        3,648             439
  Minority interest ..................................................        1,043           2,488
                                                                          ---------       ---------
     Net income ......................................................    $  44,806       $   4,012
                                                                          =========       =========

Net income per share:
  Basic and diluted ..................................................                    $    0.14
                                                                                          =========

Weighted average shares outstanding:
  Basic and diluted ..................................................                       28,903
                                                                                          =========

Pro forma data:
  Income before income taxes and minority interest,
    as reported ......................................................    $  49,497       $   6,939
  Pro forma interest expense on $50 million note payable .............       (2,250)           (338)
  Pro forma management fee adjustment from 20% to 10% of
    pre tax profits ..................................................        4,318           1,096
  Pro forma reallocations to the new parent company ..................          358              23
  Pro forma effect on income and expenses of distribution
    of assets and liabilities. .......................................      (13,978)         (2,256)
  Pro forma provision for income taxes ...............................      (15,043)         (2,700)
  Pro forma minority interest ........................................       (1,043)         (2,488)
                                                                          ---------       ---------
  Pro forma net income ...............................................    $  21,859       $     276
                                                                          =========       =========

  Pro forma net income per share:
    Basic and diluted ................................................    $    0.73       $    0.01
                                                                          =========       =========

  Pro forma weighted average shares outstanding:
    Basic and diluted ................................................       30,000          29,936
                                                                          =========       =========


See accompanying notes.


                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)


                                                    December 31,   September 30,
                                                       1998            1999
                                                    ------------   -------------
                                                                    (Unaudited)
ASSETS

Cash and cash equivalents ................          $ 50,222          $115,311
Investments in securities ................            83,802            51,410
Investments in partnerships and affiliates            49,795            18,558
PCS licenses .............................            33,311                --
Receivable from broker ...................            13,463             5,785
Investment advisory fees receivable ......             8,851            11,087
Deferred tax asset .......................                --            19,830
Other assets .............................            15,231            15,768
                                                    --------          --------
Total assets .............................          $254,675          $237,749
                                                    ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Securities sold, but not yet purchased ...          $ 13,011          $     --
Distributions payable to shareholders ....            11,616                --
Note payable .............................             5,876            50,000
Income taxes payable .....................             3,300             5,460
Compensation payable .....................             5,118            22,740
Accrued expenses and other liabilities ...             8,727            10,627
                                                    --------          --------
Total liabilities ........................            47,648            88,827

Minority interest ........................            12,127            14,066

Stockholders' equity .....................           194,900           134,856
                                                    --------          --------

Total liabilities and stockholders' equity          $254,675          $237,749
                                                    ========          ========



See accompanying notes.



                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                       -----------------------
                                                                                         1998           1999
                                                                                       --------      ---------
Operating activities
Net income .......................................................................     $ 44,806      $   4,012
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Equity in earnings of partnerships and affiliates ..............................        2,104         (5,060)
  Depreciation and amortization ..................................................          662            572
  Deferred income taxes ..........................................................           --        (19,830)
  Minority interest in net income of consolidated subsidiaries ...................        1,043          2,488
  Gain on sale of PCS Licenses ...................................................      (28,449)          --
  Non recurring charge ...........................................................           --         50,725
  Changes in operating assets and liabilities ....................................        5,487        (36,687)
                                                                                       --------      ---------
Total adjustments ................................................................      (19,153)        (7,792)
                                                                                       --------      ---------

Net cash provided by (used in)operating activities ...............................       25,653         (3,780)
                                                                                       --------      ---------

Investing activities
Sale of PCS Licenses .............................................................       80,000             --
Distributions from partnerships and affiliates ...................................        2,914          5,554
Investments in partnerships and affiliates .......................................       (4,792)          (694)
                                                                                       --------      ---------

Net cash provided by investing activities ........................................       78,122          4,860
                                                                                       --------      ---------

Financing activities
Cash included in deemed distribution .............................................           --        (18,170)
Purchase of treasury stock .......................................................           --         (2,868)
Issuance of notes payable ........................................................       (1,232)            --
Purchase of minority stockholders' interests .....................................         (592)          (549)
Net proceeds from issuance of common stock .......................................           --         95,619
Distribution payable to shareholders .............................................      (19,020)       (10,023)
Repayment of bank loan ...........................................................      (30,000)            --
                                                                                       --------      ---------

Net cash (used in) provided by financing activities ..............................      (50,844)        64,009
                                                                                       --------      ---------

Net increase in cash and cash equivalents ........................................       52,931         65,089
Cash and cash equivalents at beginning of period .................................       12,610         50,222
                                                                                       --------      ---------

Cash and cash equivalents at end of period .......................................     $ 65,541      $ 115,311
                                                                                       ========      =========


Supplemental disclosure of cash flow information:

  Cash paid for interest .........................................................     $  1,862      $   2,513
                                                                                       --------      ---------
  Cash paid for income taxes .....................................................     $  3,401      $  17,804
                                                                                       --------      ---------


See footnote C regarding non-cash financing transactions.



See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

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

         On February 17, 1999, the Company completed its sale of 6 million shares of Class A Common Stock and received proceeds, after fees and expenses, of approximately $96 million. After the Offering, GFI owned 80% of the outstanding common stock of the Company. In addition, with the completion of the Offering, the Company is now a "C" Corporation for Federal and state income tax purposes and will be subject to substantially higher income tax rates.

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

         Options were granted to all full time employees to purchase 1,124,500 shares and to a non-employee director to purchase 10,000 shares of common stock at an exercise price of $16.28 per share. At September 30, 1999 there were 393,000 shares available for future awards.

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

D.  Earnings Per Share

         The Company has only presented historical earnings per share for the three and nine months ended September 30, 1999 due to the significant changes in its operations which are not reflected in the historical financial statements for other periods presented. The Company has presented pro forma earnings per share for 1998 based upon the number of shares outstanding at the close of the Offering. Pro forma earnings per share for 1999 are based on the number of shares outstanding at the close of the Offering for the period prior to the Offering and on the actual number of shares outstanding subsequent thereto. Options outstanding for the period do not have a dilutive effect and therefore are excluded from the computation of diluted earnings per share.

E.       Stock Repurchase Program

         The Board of Directors has authorized the Company to repurchase up to $6 million of its Class A common stock through the open market or through privately negotiated transactions. Under the program the Company has repurchased 182,800 shares of common stock through September 30, 1999, at an aggregate cost of $2.9 million, which are held in treasury.

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

            UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Three Months Ended September 30, 1998
                      (In thousands, except per share data)


                                                                 Pro Forma        Pro Forma
                                                                As Reported      Adjustments          Consolidated
                                                                -----------      -----------          ------------
Revenues
  Investment advisory and incentive fees ...................     $ 29,058                             $ 29,058
  Commission revenue .......................................        2,020                                2,020
  Distribution fees and other income .......................        3,272                                3,272
                                                                 --------                             --------
     Total revenues ........................................       34,350                               34,350

Expenses
  Compensation costs .......................................       14,095                               14,095
  Management fee ...........................................        2,422         $   (966)(a)           1,456
  Other operating expenses .................................        6,175             (447)(b)           5,728
                                                                 --------         --------            --------
     Total expenses ........................................       22,692           (1,413)             21,279
                                                                 --------         --------            --------

Operating income ...........................................       11,658            1,413              13,071

Other income (expense)
  Net gain (loss) from investments .........................       (5,053)           5,877 (b)             824
  Interest and dividend income .............................        1,437           (1,294)(b)             143
  Interest expense .........................................         (175)              (6)(b)
                                                                                      (750)(c)            (931)
                                                                 --------         --------            --------
     Total other income (expense), net .....................       (3,791)           3,827                  36
                                                                 --------         --------            --------
Income before income taxes and minority interest............        7,867            5,240              13,107
  Income tax provision .....................................        1,195            4,002 (d)           5,197
  Minority interest ........................................          404             --                   404
                                                                 --------         --------            --------
     Net income ............................................     $  6,268         $  1,238            $  7,506
                                                                 ========         ========            ========
    Pro forma net income per share:
      Basic and diluted ....................................                                          $   0.25
                                                                                                      ========
    Pro forma weighted average shares outstanding:
       Basic and diluted ...................................                                            30,000
                                                                                                      ========



Notes to Pro Forma Adjustments:

(a) Reflects reduction of the management fee from 20% to 10% of pre tax profits.
(b) To reflect the effects on income and expenses related to the distribution of assets and liabilities and reallocation to the new parent company.
(c) To reflect interest on $50 million note payable.
(d) To record additional taxes to reflect the conversion from an "S" Corporation to a "C" Corporation and the tax effects of other adjustments.

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

RESULTS OF OPERATIONS

         The pro forma information presented herein for the three and nine months ended September 30, 1998 and nine months ended September 30, 1999 presents results of operations as if the Reorganization and Offering had occurred at the beginning of 1998. The Company believes the pro forma results provide more meaningful information for comparing operating results and earnings trends. The pro forma information is not necessarily indicative of the results that the Company would have reported had these events occurred at the beginning of the year.

         Information is also presented herein on an "as reported" basis to meet certain disclosure requirements. This information does not give effect to assets and liabilities assumed to be distributed as part of the Reorganization and the resulting impact on allocated income and expenses; the $50 million deferred payment to the Chairman and Chief Executive Officer net of deferred tax benefit; the reduction in the management fee from 20% to 10% and the conversion from an "S" corporation to a "C" corporation for tax purposes. The net effect of these adjustments to net income on a pro forma basis for the third quarter and first nine months of 1998 was an increase of $1.2 million and a decrease of $22.9 million, respectively, and $3.7 million for the first nine months of 1999. For the third quarter of 1998 these adjustments principally consisted of $4.6 million of investment losses from assets distributed as part of the Reorganization and a $1.0 million decrease in the pro forma management fee, partially offset by a $4.0 million increase in the pro forma tax provision due to the conversion from an S corporation to a C corporation. For the first nine months of 1998 these adjustments principally consisted of $14.0 million of investment earnings and $11.4 million in the pro forma tax provision partially offset by a $4.3 million decrease in the pro forma management fee. For the first nine months of 1999 these adjustments principally consisted of $2.3 million of investment earnings and $2.3 million in the pro forma tax provision partially offset by a $1.1 million decrease in the pro forma management fee.

Three Months Ended September 30, 1999 as Compared to
Three Months Ended September 30, 1998

Consolidated Results - Three Months Ended September 30:

                                                                          (unaudited; in thousands, except per share data)
                                                                                                            % Change
                                                                   1998            1998                        vs.
                                                                As reported      Pro forma      1999        Pro forma
                                                                -----------      ---------      ----        ---------
Revenues ......................................................  $ 34,350         $34,350      $44,091        28.4
Expenses ......................................................    22,692          21,279       26,663        25.3
                                                                 --------         -------      -------
Operating income ..............................................    11,658          13,071       17,428        33.3
Other (expense) income, net ...................................    (3,791)             36          936
                                                                 --------         -------      -------

Income before taxes and minority interest .....................     7,867          13,107       18,364        40.1
Income tax provision ..........................................     1,195           5,197        7,297
Minority interest .............................................       404             404          830
                                                                 --------         -------      -------
Net income ....................................................  $  6,268         $ 7,506      $10,237        36.4
                                                                 ========         =======      =======
Net income per share:
   Basic and diluted ..........................................                   $  0.25      $  0.34        36.0
                                                                                  =======      =======
Included in income before taxes and minority interest:
Depreciation and amortization .................................                   $   185      $   175
Interest expense ..............................................                     1,094          925

Adjusted EBITDA(a) ............................................                  $ 14,386      $19,464        35.3
                                                                                 ========      =======

(a) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and minority interest.

         Total revenues climbed 28%, to $44.1 million in the third quarter of 1999 as compared to $34.4 million in the 1998 quarter. The increase in revenues results from an increase in assets under management, which drive investment advisory fees, commission revenues and incentive fees earned as General Partner in the alternative investment partnership products.

         Investment advisory fees, which comprise over 84% of total revenue, were 28% higher, at $37.3 million in the third quarter of 1999 as compared to $29.1 million in 1998. The growth in investment advisory fees is attributable to the growth in average assets under management during the respective periods. Average assets under management rose 28% to $18.9 billion in the 1999 quarter as compared to $14.7 billion in the third quarter of 1998.

         Commission revenues were $2.2 million or 9% higher in the third quarter of 1999 as compared to the 1998 quarter, principally as a result of increased trading activities for accounts managed by affiliated companies.

         Distribution fees and other income was 39% or $1.3 million higher in the 1999 quarter as compared to the same quarter a year earlier, attributable primarily to a $2.0 billion increase, to $7.9 billion, in average assets under management in our open end mutual funds.

         Total expenses increased by $5.4 million or 25% in the third quarter of 1999 as compared to the third quarter of 1998. As a percentage of revenues, total expenses decreased to 60.5% in 1999 from 62.0% in 1998. Compensation costs, which are largely variable in nature, rose $3.8 million or 27%, and were impacted by higher commission payouts in 1999 as compared to the prior year. Such payouts are associated with increased incentive fees from alternative investment partnerships. Management fee expense, which is variable and based on pre-tax profits, increased $0.6 million in the third quarter of 1999 as compared to the 1998 quarter. Other operating expenses increased $1.0 million or 17%, principally due to increased spending for mutual fund distribution.

         Other income, net, which includes investment gains from our proprietary portfolio, totaled $0.9 million in the third quarter of 1999 compared to $0.4 million in the 1998 quarter. These gains reflect the market performance in the 1999 quarter as well as profits from venture capital investments and investment income on the $96 million in net proceeds received from the Offering.

         The effective tax rate for the 1999 quarter is approximately 39.7%, substantially the same as in the prior year. The increase in minority interest of $ 0.4 million principally reflects the increased profits at the Company's 76% owned subsidiary, Gabelli Securities, Inc.

Nine  Months Ended September 30, 1999 as Compared to
Nine Months Ended September 30, 1998

Consolidated Results - Nine Months Ended September 30:

                                                                     (unaudited; in thousands, except per share data)
                                                                     ------------------------------------------------
                                                                                                      1999(a)     % Change
                                                               1998         1999          1998       Adjusted        vs.
                                                            As reported  As reported    Pro forma    Pro forma    Pro forma
                                                            -----------  -----------    ---------    ---------    ---------
Revenues ...............................................    $ 102,309    $ 126,405      $ 102,309     $ 126,405     23.6
Expenses ...............................................       67,793      131,448         62,945        79,604     26.5
                                                            ---------    ---------      ---------     ---------
Operating income (loss) ................................       34,516       (5,043)        39,364        46,801     18.9
Other income (expense), net ............................       14,981       11,982         (1,419)        9,388
                                                            ---------    ---------      ---------     ---------
Income before taxes and minority interest ..............       49,497        6,939         37,945        56,189     48.1
Income tax provision ...................................        3,648          439         15,043        22,530
Minority interest ......................................        1,043        2,488          1,043         2,488
                                                            ---------    ---------      ---------     ---------
Net income .............................................    $  44,806    $   4,012      $  21,859     $  31,171     42.6
                                                            =========    =========      =========     =========
Net income per share:
   Basic and diluted ...................................                 $    0.14      $    0.73     $    1.04
                                                                          ========      =========     =========
Included in income before taxes and minority interest:
Depreciation and amortization ..........................                                $     662     $     572
Interest expense .......................................                                    4,119         2,514

Adjusted EBITDA ........................................                                $  42,726     $  59,275     38.7
                                                                                        =========     =========


(a) The 1999 adjusted pro forma results above do not include the $50.7 million nonrecurring charge ($30.9 million net of tax benefit or $1.03 per share) recorded in the first quarter of 1999 and related to a note payable due to the Company's Chairman and Chief Executive Officer. After giving effect to this charge the Company had net income of $0.01 per share for the nine months ended September 30, 1999.

     Total revenues for the first nine months of 1999 rose 23% to $126.4 million, an increase of $24.1 million over the same period in 1998. Average assets under management were $17.9 billion during the first nine months of 1999, 21% higher than average assets under management of $14.8 billion during the first nine months of 1998.


         Investment advisory and incentive fees increased 22%, to $105.7 million in the first nine months of 1999 from $86.3 million in 1998, primarily as a result of the aforementioned increase in average assets under management, as well as an increase in incentive fees received from its alternative investment partnerships.

         Commission revenues rose 36%, to $8.5 million in the first nine months of 1999, up $2.3 million from the same period of 1998. Approximately, $1.5 million or 65% of this increase was due to increased trading activities for accounts managed by affiliated companies with the balance coming from increased syndicate activities.

         Distribution fees and other income was 25% higher at $12.3 million in the first nine months of 1999 compared to $9.8 million in 1998. Distribution fees, payable in accordance with Rule 12b-1 compensation plans on our open end mutual funds, increased 28% to $11.9 million in 1999 as compared to $9.3 million in 1998. Average assets under management in our open end mutual funds grew 30% during these same periods.

         Total expenses increased 27%, to $79.6 million (excluding the $50.7 million nonrecurring charge recorded in the first quarter of 1999) in the first nine months of 1999, as compared to $62.9 million in 1998. Compensation costs rose $10.5 million or 25% to $52.2 million in 1999, in line with revenue growth on which a large portion of compensation costs are based. Management fee expense increased $2.0 million or 48% as a result of the increase in pre-tax profits in 1999 as compared to 1998. Other operating expenses grew $4.1 million or 24% in 1999 as compared to 1998 largely as a result of increased spending for mutual fund distribution and information technology.

         Other income, net, was $9.4 million in the first nine months of 1999 compared to a loss of $1.4 million in the same period of 1998. This turnaround was the result of improved performance in the investment portfolio and investment income on the $96 million in net proceeds received from the Offering.

         The effective tax rate for the first nine months ended September 30, 1999 was 40.1% as compared to 39.6% in 1998. The increase in minority interest of more than $1.4 million reflects increased profits at Gabelli Securities, Inc., a 76% owned subsidiary.

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

         Cash requirements and liquidity needs have historically been met through cash generated by operating activities and the Company's borrowing capacity. At September 30, 1999, the Company had cash and cash equivalents of $115 million, an increase of $65 million from December 31, 1998. Included in cash and investments at September 30, 1999 were net proceeds of approximately $96 million received from the sale of the Company's Class A Common Stock in an initial public offering completed on February 17, 1999. Proceeds from the Offering are being used for general corporate purposes, including working capital, and for achieving strategic growth plans, which call for expanding product offerings, accessing new distribution channels and pursuing strategic acquisitions or alliances, as opportunities arise.

         Cash used in operating activities was $3.8 million for the first nine months of 1999. Net cash used results principally from $45.1 million of investment securities purchased partially offset by an increase in trade, compensation and taxes payable. For the first nine months of 1998 cash provided by operating activities was $25.7 million.

         Cash provided by investing activities was $4.9 million in the first nine months of 1999, largely from distributions received from partnerships and affiliates. Cash provided by these investing activities in the nine months of 1998 was $78.1 million, primarily due to the $80 million in proceeds received from the sale of PCS licenses.

         Cash provided by financing activities in the first nine months of 1999 was $64.0 million principally resulting from the receipt of the net proceeds from the Offering of $96 million partially offset by distributions to shareholders of $10.0 million and $18.2 million of cash included in the deemed distribution of the net assets distributed to the holding company. Cash used in the first nine months of 1998 was $50.8 million principally for the repayment of a bank loan and distributions to shareholders.

         Based upon the Company's current level of operations and anticipated growth the Company expects that cash flows from operating activities plus its borrowing capacity and the net proceeds from its Offering will be sufficient to finance its working capital needs for the foreseeable future. The Company has no material commitments for capital expenditures.

         Gabelli & Company is registered with the Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. At September 30, 1999, Gabelli & Company had net capital, as defined, of approximately $10.6 million exceeding the regulatory requirement by approximately $10.4 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

Market Risk

         The Company is subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. The Company's
exposure  to  market  risk  is  directly   related  to  its  role  as  financial
intermediary and advisor for assets under management in its mutual funds, institutional and separate accounts business and its proprietary trading activities. Since December 31, 1998, the Company has substantially increased its positions in cash and cash equivalents and reduced its positions in securities held for investment purposes and investment in partnerships, effectively reducing its exposure to market risk. At September 30, 1999, the Company's primary market risk exposure was for changes in equity prices and interest rates. Included in investments in securities of $51.4 million at September 30, 1999 were investments in mutual funds, largely invested in equity products, of $39.3 million and a diverse selection of common stocks totaling $12.1 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, the Company may alter its investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. The majority invested in common stocks at September 30, 1999, represent the Company's participation in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. These transactions involve announced deals with agreed upon terms and conditions, including pricing, which generally involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

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

         In order to ensure that the Company will continue to operate successfully and be able to meet its fiduciary obligations to its clients after December 31, 1999, the Company has taken numerous steps toward becoming Year 2000 compliant in respect to both its information technology and non-information technology systems. The Company established a comprehensive Year 2000 program in 1998 and began to implement it. To date, the Company has (i) taken inventory of all its technology systems; (ii) performed an analysis of all internal systems, all facilities and communications systems, and all third-party providers' software and hardware products; and (iii) updated its internal system, which is its only in-house developed system, for Year 2000 compliance.

         In addition, the Company has identified and contacted 61 counterparties, intermediaries, subcontractors and vendors with whom it has important financial or operational relationships (14 of which the Company has identified as mission critical) and has requested from them assurances that those systems either are already Year 2000 compliant or that they are taking the necessary steps to make such systems Year 2000 compliant. The Company has received both oral and written responses to these requests from all third-party providers and 57 of them (14 of which the Company has identified as mission critical) have advised the Company that their systems are Year 2000 compliant. The remaining third parties have advised the Company that they are in the process of achieving compliance and are currently in the testing phase.

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

Part II:  Other Information

         Item 2.    Changes in Securities and Use of Proceeds

                    On February 10, 1999, the Company's Registration Statement on Form S-1 (No. 333-51023) relating to the initial public offering of 6,000,000 shares of the Company's Class A Common Stock was declared effective by the Securities and Exchange Commission. All of the 6,000,000 shares of Class A Common Stock that were registered were sold in the Offering at an initial public offering price of $17.50 per share ($105 million in the aggregate). The Offering was completed on February 17, 1999 and was lead managed by Merrill Lynch & Co., Salomon Smith Barney and Gabelli & Company (an affiliate of the Company). The net proceeds to the Company were approximately $96 million, after payment of underwriting discount of $7.35 million and other estimated expenses of $1.65 million. As of September 30, 1999, the Company has applied less than $1.0 million of the net proceeds of the Offering for its intended uses (namely, general corporate purposes, including working capital, and achieving its strategic growth plans which call for expanding product offerings, accessing new distribution channels and pursuing strategic acquisitions or alliances, as opportunities arise), and has invested the remaining net proceeds from the Offering in short-term marketable securities pending such application.

         Item 6.    (a)      Exhibits

                             Exhibit No.      Description
                             -----------      -----------
                             27-1             Financial Data Schedule

                    (b)      Reports on Form 8-K.

                             The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

         SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GABELLI ASSET MANAGEMENT INC.


         November 11, 1999         /s/ Robert S. Zuccaro
                                   ---------------------
                                   Robert S. Zuccaro
                                   Vice President and Chief Financial Officer