Form 10-K
period 1999-12-31
GABELLI ASSET MANAGEMENT INC
filed 2000-03-30
CIK 1060349

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1999

                                       Or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from ______ to ______

                         Commission file number 1-14761
                          Gabelli Asset Management Inc.
             (Exact name of registrant as specified in its charter)

          New York                                     13-4007862
------------------------------          ------------------------------------
State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization

One Corporate Center, Rye, NY                          10580
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (914) 921-3700
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:
                                             Name of each exchange
Title of each class                          on which registered:
Class A Common Stock, $ .001 Par Value       New York Stock Exchange

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

As of March 1, 2000, 5,615,200 shares of Class A common stock and 24,000,000 shares of Class B common stock were outstanding. All of the shares of Class B common stock were held by Gabelli Group Capital Partners, Inc. and two of its subsidiaries. The aggregate market value of the common stock held by non-affiliates of the registrant as of March 1, 2000 was $ 91,719,000.

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

Item 1: Business
Overview

     Gabelli Asset Management Inc. (the "Company"; and where the context requires, the "Company" includes its predecessors and/or its unconsolidated subsidiaries) is a provider of investment advisory and brokerage services to mutual fund, institutional and high net worth investors, primarily in the United States. The Company generally manages assets on a discretionary basis and invests in a variety of U.S. and international securities through various investment styles. Unlike many of its competitors, the Company's business is focused principally on investment management. As such, the Company's revenues are largely based on the level of assets under management in its business and the level of fees associated with its various investment products rather than total assets of the Company. As of December 31, 1999, the Company had approximately $21.9 billion of assets under management, 90% of which were invested in equity securities.

Organization and Formation Transactions

     The Company was incorporated in April 1998 as "Alpha G, Inc." under the laws of the state of New York and renamed "Gabelli Asset Management Inc." in February 1999. The Company is a holding company formed in connection with the reorganization (the "Reorganization") of Gabelli Funds, Inc. ("GFI") and the Company's subsequent initial public offering ("Offering"). On February 9, 1999, in connection with the Reorganization, the Company issued 24 million shares of Class B Common Stock, representing all of its then issued and outstanding common stock to GFI and two of GFI's subsidiaries for substantially all of the operating assets and liabilities of GFI relating to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business. GFI was later renamed "Gabelli Group Capital Partners, Inc." ("GGCP").

     On February 11, 1999, the Company sold 6 million shares of its Class A Common Stock in the Offering to the public at a price of $17.50 per share, receiving approximately $96 million after fees and expenses through an underwriting led by Merrill Lynch & Co., Salomon Smith Barney and Gabelli & Company.

    The Company's principal executive offices are located at One Corporate Center, Rye, New York 10580 and the telephone number is (914) 921-3700.

Business Description

     GFI, predecessor to the Company, was originally founded in 1976 as an institutional broker-dealer and entered the separate accounts business in 1977 and the mutual fund business in 1986. Its initial money management activities centered on the Company's value-oriented investment philosophy. Starting in the mid-1980s, the Company began building upon its core of value-oriented equity investment products by adding new investment strategies designed for clients seeking to invest in growth-oriented equities, convertible securities and fixed income products. Since then, the Company has continued to build its franchise by expanding its investment management capabilities through the addition of industry specific, international, global, and real estate oriented product offerings. Throughout its 23-year history, the Company has marketed most of its products under the "Gabelli" brand name.

     The Company's assets under management are organized principally in three groups: Mutual Funds, Separate Accounts and Partnerships.

o Mutual Funds: At December 31, 1999, the Company had $11.6 billion of assets under management in open-end mutual funds and closed-end funds, representing approximately 53% of the Company's total assets under management. The Company currently provides advisory services to (i) the Gabelli family of funds, which consists of 17 open-end mutual funds and 4 closed-end funds; (ii) The Treasurer's Fund, consisting of 3 open-end money market funds (the "Treasurer's Funds"); and (iii) the Gabelli Westwood family of funds, consisting of 6 open-end mutual funds, 5 of which are managed on a day-to-day basis by an unaffiliated subadviser (collectively, the "Mutual Funds"). The Mutual Funds have a long-term record of achieving high returns, relative to similar investment products. At December 31, 1999, 97% of the assets under management in the open-end Mutual Funds having an overall rating from Morningstar, Inc. ("Morningstar") were in open-end Mutual Funds ranked "three stars" or better, with 49% of such assets in open-end Mutual Funds ranked "five stars" and 43% of such assets in open-end Mutual Funds ranked "four stars" on an overall basis (i.e., based on three-, five- and ten-year risk adjusted average returns). The Gabelli family of funds was honored as the top performing mutual fund family by Mutual Funds Magazine for 1997. There can be no assurance, however, that these funds will be able to maintain such ratings or that past performance will be indicative of future results. At December 31, 1999, approximately 50% of the Company's assets under management in open-end, no-load equity Mutual Funds had been obtained through direct sales relationships. The Company has further expanded its product distribution by offering its open-end Mutual Funds through Third-Party Distribution Programs, particularly No-Transaction Fee ("NTF") Programs, and has commenced development of additional classes of shares for several of its mutual funds for sale through additional third- party distribution channels on a commission basis. Net cash flows from Third Party Distribution Programs accounted for 79% of all cash flows into open-end equity funds during 1999 and represented nearly 50% of all assets in these funds at December 31, 1999.

o Separate Accounts: At December 31, 1999, the Company had $10.1 billion of assets in approximately 1,100 separate accounts, representing approximately 46% of the Company's total assets under management. The Company currently provides advisory services to a broad range of investors, including corporate pension and profit sharing plans, foundations, endowments, jointly trusteed plans, municipalities, and high net worth individuals, and also serves as subadviser to certain other third-party investment funds (collectively, the "Separate Accounts"). At December 31, 1999, high net worth accounts (accounts of individuals and related parties in general having a minimum account balance of $1 million) comprised approximately 79% of the number of Separate Accounts and approximately 25% of the assets, with institutional investors comprising the balance. Each Separate Account portfolio is managed to meet the specific needs and objectives of the particular client by utilizing investment strategies and techniques within the Company's areas of expertise. At December 31, 1999, over 95% of the Company's assets in Separate Accounts (excluding subadvisory assets) had been obtained through direct sales relationships.

o Partnerships: The Company also provides alternative investments through its majority-owned subsidiary, Gabelli Securities, Inc. ("GSI"). These alternative investment products consist primarily of risk arbitrage and merchant banking limited partnerships (collectively, the "Partnerships"). The Partnerships had $230 million of assets, or approximately 1% of total assets under management, at December 31, 1999.

    Investment advisory and incentive fees relating to the Mutual Funds, the Separate Accounts, and the Partnerships generated approximately 84% of the Company's total revenues for each of the years ended December 31, 1998 and December 31, 1999.

    The Company's majority owned subsidiary, Gabelli & Company, Inc. ("Gabelli & Company"), is a registered broker-dealer and a member of the National Association of Security Dealers, Inc. ("NASD") and acts as underwriter and distributor of the open-end Mutual Funds and provides brokerage, trading, underwriting and research services.

    The following table sets forth total assets under management by product type as of the dates shown and their compound annual growth rates ("CAGR").


                             Assets Under Management
                                 By Product Type
                              (Dollars in millions)

                                                                                                                 December 31,
                                                                                                                    1995 to
                                                                                                                 December 31,
                                                                          At December 31,                            1999
                                                     --------------------------------------------------------
                                                        1995      1996        1997        1998        1999          CAGR(a)
                                                     --------------------  ----------  ----------  ----------  ------------
    Equity:
      Mutual Funds................................    $ 3,875    $ 3,969     $ 5,313     $ 7,159     $10,459          28.2 %
      Separate Accounts...........................      5,051      5,200       6,085       7,133       9,370          16.7
                                                       ------    -------     -------     -------     -------
        Total Equity..............................      8,926      9,169      11,398      14,292      19,829          22.1
                                                       ------    -------     -------     -------     -------
    Fixed Income:
      Money Market Mutual Funds...................        236        235         827       1,030       1,175          49.4
      Bond Mutual Funds...........................          5          5           6           8           6           4.7
      Separate Accounts...........................         --         --         928         824         694
                                                       ------    -------     -------     -------     -------
        Total Fixed Income........................        241        240       1,761       1,862       1,875          67.0
                                                       ------    -------     -------     -------     -------
    Partnerships:
      Partnerships................................        112        116         138         146         230          19.7
                                                       ------    -------     -------     -------     -------
        Total Assets Under Management(b)..........     $9,279    $ 9,525     $13,297     $16,300     $21,934          24.0
                                                       ======    =======     =======     =======     =======
    Breakdown of Total Assets Under Management:
      Mutual Funds................................     $4,116    $ 4,209     $ 6,146     $ 8,197     $11,640          29.7
      Separate Accounts...........................      5,051      5,200       7,013       7,957      10,064          18.8
      Partnerships................................        112        116         138         146         230          19.7
                                                       ------    -------     -------     -------     -------
        Total Assets Under Management(b)..........     $9,279    $ 9,525     $13,297     $16,300     $21,934          24.0
                                                       ======    =======     =======     =======     =======
----------

(a) Compound annual growth rate.

(b) Effective April 14, 1997, the Company increased its ownership of Gabelli Fixed Income L.L.C. from 50% to 80.1%, thereby causing Gabelli Fixed Income L.L.C. to become a consolidated subsidiary of the Company. Accordingly, for periods after April 14, 1997, the assets managed by Gabelli Fixed Income L.L.C. are included in the Company's assets under management. If the assets managed by Gabelli Fixed Income L.L.C. had been included for all periods presented, assets under management would have been $10,793 and $11,082 at December 31, 1995 and 1996, respectively, and the CAGR for total assets would have been 19.4%.

Summary of Investment Products

    The Company manages assets in the following wide spectrum of investment products and strategies, many of which are focused on fast-growing areas:

    U.S. Equities:                      Global and International Equities:      Alternative Products:
    -------------                       ---------------------------------       --------------------
    All Cap Value                       International Growth                    Risk Arbitrage
    Large Cap Value                     Global Growth                           Merchant Banking
    Large Cap Growth                    Global Telecommunications
    Mid Cap Value                       Global Multimedia
    Small Cap Value                     Gold(b)
    Small Cap Growth
    Micro Cap
    Real Estate(a)
    Utilities
    Non market correlated

    Convertible Securities:             U.S. Balanced:                          U.S. Fixed Income:
    ----------------------              -------------                           -----------------
    U.S. Convertible Securities         Balanced Growth                         Corporate
    Global Convertible Securities       Balanced Value                          Government
                                                                                Municipals
                                                                                Asset-backed
                                                                                Intermediate
                                                                                Short-term


----------

(a) Invested primarily in publicly-traded real estate investment trusts and sub-advised by Westwood Management.

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

o Widely Recognized "Gabelli" Brand Name: For much of its history, the Company has advertised in a variety of financial print media, including in publications such as the Wall Street Journal, Money Magazine, Barron's and Investor's Business Daily. The Company also underwrites publications written by its investment professionals, including the recently completed "Deals...Deals ...and More Deals" which examines the practice of merger arbitrage. The Company believes that the breadth and consistency of its advertising has enhanced investor awareness of its product offerings and of the "Gabelli" brand name.

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

Business Strategy

    The Company intends to grow its franchise by continuing to leverage its competitive asset management strengths, including its long-term performance record, brand name, diverse product offerings and experienced research, client service and investment staff. In order to achieve continued growth in assets under management and profitability, the Company will continue to pursue its business strategy, the key elements of which include:

o Broadening and Strengthening the Gabelli Brand. The Company believes that the Gabelli brand name is one of the more widely recognized brand names in the U.S. investment management industry. The Company intends to continue to strengthen its brand name identity by, among other things, increasing its marketing and advertising to provide a uniform global image. The Company further plans to expand its geographic presence and has, in January 2000, opened an office in London and hired personnel living and working in Europe to develop and launch European private fund and mutual fund products. The Company believes that with its brand name recognition, it has the capacity to create new products and services around the Gabelli brand to complement its existing product offerings. New product offerings in 1999 include two open end mutual funds, the Gabelli Blue Chip Value Fund and the Gabelli Utilities Fund; a closed end fund, the Gabelli Utility Trust; a private limited partnership, Gabelli Global Partners, L.P. and an offshore fund, Gabelli Global Partners, Ltd.

o    Expanding  Mutual  Fund  Distribution.  The  Company  intends  to  continue expanding its distribution network through Third-Party Distribution Programs, particularly NTF Programs. In recent years, the Company has realized significant growth in its mutual fund assets under management through alliances with "mutual fund supermarkets" and other Third-Party Distribution Programs, through which its Mutual Funds are made available to investors. As of December 31, 1999, the Company was participating in 78 Third-Party Distribution Programs, including the Charles Schwab and Fidelity Investments "mutual fund supermarket" programs. In addition, the Company intends to develop a marketing strategy to increase its presence in the 401(k) market for its Mutual Funds. Additionally, the Company now offers investors the ability to purchase mutual fund shares directly through the Internet. The Company has also entered into various marketing alliances and distribution arrangements with leading national brokerage and investment houses and has commenced development of additional classes of shares for several of its mutual funds for sale through national brokerage and investment houses and other third-party distribution channels on a commission basis.

o Increasing Penetration in High Net Worth Market. The Company's high net worth business focuses, in general, on serving clients who have established an account relationship of $1 million or more with the Company. According to certain industry estimates, the number of households with over $1 million in investable assets will grow from approximately 2.5 million in 1996 to over 15 million by 2010. With the Company's 23-year history of serving this segment, its long-term performance record and brand name recognition, the Company believes that it is well positioned to capitalize on the growth opportunities in this market.

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

o    Attracting  and  Retaining  Experienced   Professionals.   As  the  Company
     continues to increase the breadth of its investment management capabilities, it plans to add portfolio managers and other investment personnel in order to foster expansion of its products. The ability to attract and retain highly experienced investment and other professionals with a long-term commitment to the Company and its clients has been, and will continue to be, a significant factor in its long-term growth. The availability of publicly traded Class A Common Stock enhances the Company's ability to attract and retain top performing investment professionals. During 1999, two highly regarded investment professionals, Barbara Marcin and Timothy O'Brien joined the Company. Ms. Marcin and Mr. O'Brien currently manage the Gabelli Blue Chip Value Fund and the Gabelli Utilities Fund, respectively, as well as certain private accounts. In addition, joining us from the Mathers Fund and heading up the newly formed Non-Market-Correlated group is portfolio manager Henry Van der Eb.

o Capitalizing on Acquisitions and Strategic Alliances. The Company intends to selectively and opportunistically pursue acquisitions and alliances that will broaden its product offerings and add new sources of distribution. On October 1, 1999 the Company completed its alliance with Mathers and Company, Inc. and now acts as investment advisor to the Mathers Fund (renamed Gabelli Mathers Fund). The Gabelli Mathers Fund has over $100 million in assets under management and approximately 5,000 shareholders. Further, in December 1999 the Company announced that it plans to add Comstock Partners Funds, Inc. to the Gabelli Mathers mutual fund product line. The Comstock Partners Funds are comprised of the Comstock Partners Capital Value Fund, a specialty diversified equity fund, and Comstock Partners Strategy Fund, a flexible income fund. These funds are positioned to take advantage of a sustained stock market decline. The funds will add over $85 million and 20,000 new investors to the Gabelli mutual fund family. The Company believes that it is well positioned to pursue acquisitions and alliances because it is one of relatively few publicly-traded investment management firms.

Mutual Funds

    The Mutual Funds include 26 open-end mutual funds and 4 closed-end funds which had total assets as of December 31, 1999 of $11.6 billion. The open-end Mutual Funds are available to individuals and institutions primarily on a no-load basis, while the closed-end funds are listed and traded on the New York Stock Exchange ("NYSE"). At December 31, 1999, the open-end funds had total assets of $9.7 billion and the closed-end funds had total assets of $1.9 billion. The assets managed in the closed-end funds represent approximately 17% of the assets in the Mutual Funds and 9% of the total assets under management of the Company at December 31, 1999. The Company's assets under management consist of a broad range of U.S. and international stock, bond and money market mutual funds that meet the varied needs and objectives of its Mutual Fund shareholders. At December 31, 1999, approximately 50% of the Company's assets under management in open-end, no-load equity Mutual Funds had been obtained through direct sales relationships.

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

    Gabelli Fixed Income L.L.C. currently manages short-term and short-intermediate term fixed income securities for the Treasurer's Funds as well as for the Separate Accounts. The Company plans to further increase and diversify the number of fixed income products offered by Gabelli Fixed Income L.L.C. with two limited term fixed income portfolios to be offered in the second quarter 2000. Certain members of senior management of Gabelli Fixed Income L.L.C. own a 19.9% equity interest in Gabelli Fixed Income L.L.C.

     The following table lists the Mutual Funds, together with the December 31, 1999 Morningstar overall rating, where rated (ratings are not available for the money-market Mutual Funds and other Mutual Funds, which collectively represent 13% of the assets under management in the Mutual Funds), the portfolio manager(s) and associate portfolio managers(s) for such Mutual Fund, and provides a description of the primary investment objective, fund characteristics, fees, the date that the Mutual Fund was initially offered to investors and the assets under management in the Mutual Fund as of December 31, 1999.

           Fund                                                                                                   Net Assets as of
   (Morningstar Overall                                                         Advisory      12b-1    Initial      December 31,
        Rating)(1)                Primary Investment           Fund               Fees        Fees      Offer           1999
   Portfolio Manager(s)               Objective           Characteristics         (%)         (%)       Date      ($ in millions)
-------------------------    -------------------------    ----------------      ---------   -------  ----------   ---------------

GABELLI OPEN-END FUNDS:

The Gabelli Growth           Capital appreciation         No-load,              1.00        .25      04/10/87     $3,155.2
Fund                         from companies that          Open-end,
(5 stars)                    have favorable, yet          Diversified
                             undervalued,
                             prospects for
    Howard F. Ward, CFA      earnings growth.
                             Invests in equity
                             securities of
                             companies that have
                             above-average or
                             expanding market
                             shares and profit
                             margins.

The Gabelli Global           High level of capital        No load,              1.00        .25      02/07/94     445.5
Growth Fund                  appreciation through         Open-end,
(5 stars)                    investment in a              Non-diversified
                             portfolio of equity
                             securities focused on
                             the entertainment,
    Marc J. Gabelli          media and
                             communications
                             sectors.

The Gabelli Global           High level of capital        No-load,              1.00        .25      11/01/93     459.3
Telecommunications           appreciation through         Open-end,
Fund                         worldwide investments        Non-diversified
(5 stars)                    in equity securities,
                             including the U.S.,
                             primarily in the
    Mario J. Gabelli, CFA    telecommunications
    Marc J. Gabelli          industry.
    Ivan Arteaga, CFA

The Gabelli Asset            Growth of capital as         No-load,              1.00        .25      03/03/86     1,994.0
Fund                         a primary investment         Open-end,
(4 stars)                    objective, with              Diversified
                             current income as a
                             secondary investment
    Mario J. Gabelli, CFA    objective. Invests in equity
                             securities of companies
                             selling at a significant
                             discount to their private
                             market value.

Gabelli International        Capital appreciation         No-load,              1.00        .25      06/30/95     46.7
Growth Fund                  by investing                 Open-end,
(4 stars)                    primarily in equity          Diversified
                             securities of foreign
                             companies with rapid
    Caesar M.P. Bryan        growth in revenues and
                             earnings.

The Gabelli Value            High level of capital        Load,                 1.00        .25      09/29/89     1,204.4
Fund                         appreciation from            Open-end
(4 stars)                    undervalued equity           Non-diversified
                             securities that are
                             held in a concentrated
    Mario J. Gabelli, CFA    portfolio.



           Fund                                                                                                   Net Assets  as of
   (Morningstar Overall                                                         Advisory      12b-1    Initial      December 31,
        Rating)(1)                Primary Investment           Fund               Fees        Fees      Offer           1999
   Portfolio Manager(s)               Objective           Characteristics         (%)         (%)       Date        ($ in millions)
-------------------------    -------------------------    ---------------       ---------   -------  ----------   ------------------

The Gabelli Equity           High level of total          No-load,              1.00        .25      01/02/92     88.9
Income Fund                  return with an               Open-end,
(3 stars)                    emphasis on income           Diversified
                             producing equities
                             with yields greater
    Mario J. Gabelli, CFA    than the S&P 500
                             average.

The Gabelli Small Cap        High level of capital        No-load,              1.00        .25      10/22/91     338
Growth Fund                  appreciation from            Open-end,
(3 stars)                    equity securities of         Diversified
                             smaller companies
                             with market
    Mario J. Gabelli, CFA    capitalization of
                             $500 million or less.

The Gabelli ABC Fund         Total returns from           No-load,              1.00        .25      05/14/93     42.8
(3 stars)                    equity and debt              Open-end,
                             securities that are          Non-diversified
                             attractive to
    Mario  J. Gabelli, CFA   investors in various
                             market conditions without
                             excessive risk of capital
                             loss.

The Gabelli Global           High level of total          No-load,              1.00        .25      02/03/94     17.6
Convertible                  return through a             Open-end,
Securities Fund              combination of               Non-diversified
(2 stars)                    current income and
                             capital appreciation
                             through investment in
   A. Hartswell              convertible
   Woodson, III              securities of U.S.
                             and non-U.S. issuers.

The Gabelli Mathers          Long-term capital            No-load,              1.00        .25      10/01/99     104.7
Fund                         appreciation in various      Open-end,
(2 stars)                    market conditions without    Non-diversified
                             excess risk of capital loss.
     Henry Van der Eb, CFA

Gabelli Gold                 Seeks capital                No-load,              1.00        .25      07/11/94     14.1
Fund                         appreciation and             Open-end,
(1 star)                     employs a value              Diversified
                             approach to investing
    Caesar M.P. Bryan        primarily in equity
                             securities of gold-
                             related companies
                             worldwide.

Gabelli U.S. Treasury        High current income          Money Market,         .30         n/a      10/01/92     527.2
Money Market Fund            with preservation of         Open-end,
(Not rated)                  principal and                Diversified
                             liquidity, while
    Judith A. Raneri         striving to keep
                             expenses among the
                             lowest of all U.S.
                             Treasury money market
                             funds.

Gabelli Capital Asset        Capital appreciation         No-load,              .75         n/a      05/01/95     176.1
Fund                         from equity                  Open-end,
(Not rated)                  securities of                Diversified,
                             companies selling at         Variable Annuity
    Mario J. Gabelli, CFA    a significant
                             discount to their
                             private market value.





           Fund                                                                                                   Net Assets as of
   (Morningstar Overall                                                         Advisory      12b-1    Initial      December 31,
        Rating)(1)                Primary Investment           Fund               Fees        Fees      Offer           1999
   Portfolio Manager(s)               Objective           Characteristics         (%)         (%)       Date      ($ in millions)
-------------------------    -------------------------    ---------------       ---------   -------  ---------    ---------------

The Gabelli Global           High level of capital        No-load,              1.00        .25      05/11/98     26.7
Opportunity Fund             appreciation through         Open-end,
(Not rated)                  worldwide investments        Non-diversified
                             in equity securities.
    Caesar M.P. Bryan
    Marc J. Gabelli

The Gabelli Blue Chip        Capital appreciation         No-load,              1.00        .25      08/26/99     7.2
Value Fund                   through investments in       Open-end,
(Not rated)                  equity securities of well    Diversified
                             established, high
                             quality companies with
     Barbara Marcin, CFA     market capitalizations in
                             excess of $5 billion.

The Gabelli Utilities        High level of return         No-load,              1.00        .25      08/31/99     3.7
Fund                         through a combination of     Open-end,
(Not rated)                  capital appreciation and     Diversified
                             current income.
     Timothy O'Brien, CFA

GABELLI WESTWOOD OPEN-END
FUNDS:

Gabelli Westwood             Capital appreciation         Class AAA:            1.00        .25      01/02/87     169.5
Equity Fund                  through a diversified        No-load,
(4 stars)                    portfolio of equity          Open-end,
                             securities using a           Diversified
                             top- down approach
    Susan M. Byrne           that begins with an          Class A:              1.00        .50      01/28/94     2.3
                             analysis of the              Load,
                             broad, long-term             Open-end,
                             trends in the economy        Diversified
                             and an assessment of
                             the business cycle
                             which identifies
                             sectors that will
                             benefit from that
                             environment.

Gabelli Westwood             Both capital                 Class AAA (4 stars):  .75         .25      10/01/91     160.0
Balanced Fund                appreciation and             No-load,
(4 stars)                    current income using         Open-end,
                             portfolios containing        Diversified
                             stocks, bonds, and
    Susan M. Byrne           cash as appropriate in       Class A (3 stars):    .75         .50      04/06/93     9.3
    Patricia K. Fraze        light of current economic    Load,
                             and business conditions.     Open-end,
                                                          Diversified

Gabelli Westwood             Total return and             No-load,              .60         .25      04/06/93     5.8
Intermediate Bond            current income, while        Open-end,
Fund                         limiting risk to             Diversified
(3 stars)                    principal. Pursues
                             higher yields than
                             shorter maturity funds,
    Patricia K. Fraze        and has more price stability
                             than generally higher
                             yielding long-term funds.

Gabelli Westwood             Long-term capital            No-load,              1.00        .25      04/15/97     28.4
SmallCap                     appreciation,                Open-end,
Equity Fund                  investing at least           Diversified
(Not rated)                  65% of its assets in
                             equity securities of
    Lynda Calkin, CFA        companies with market
                             capitalizations of $1
                             billion or less.



          Fund                                                                                                    Net Assets as of
   (Morningstar Overall                                                         Advisory      12b-1    Initial    December 31,
        Rating)(1)                Primary Investment           Fund               Fees        Fees      Offer         1999
   Portfolio Manager(s)               Objective           Characteristics         (%)         (%)       Date      ($ in millions)
-------------------------    -------------------------    ---------------       --------    -------  ---------    ---------------

Gabelli Westwood             Long-term capital            No-load,              1.00        .25      05/11/98     12.8
Mighty MitesSM  Fund         appreciation by              Open-end,
(Not rated)                  investing primarily          Diversified
                             in equity securities
    Mario J. Gabelli, CFA    with market
    Marc J. Gabelli          capitalizations of
    Laura S. Linehan, CFA    $300 million or less.
    Walter K. Walsh

Gabelli Westwood             Long-term capital            No-load,              1.00        .25      09/30/97     1.6
Realty Fund                  appreciation as well         Open-end,
(Not rated)                  as current income,           Diversified
                             investing in equity
    Susan M. Byrne           securities that are
    Timothy Ognisty, CFA     primarily engaged in
                             or related to the
                             real estate industry.

THE TREASURER'S OPEN-END
MONEY MARKET FUNDS:

The Treasurer's Fund,        Current income with          No-load,              .30         n/a      01/01/88     373.4
Inc.-- Domestic              preservation of              Open-end,
Prime Money Market           principal and                Diversified
Portfolio                    liquidity through
(Not rated)                  investment in U.S.
                             Treasury securities
    Judith A. Raneri         and corporate bonds.

The Treasurer's              Current income with          No-load,              .30         n/a      12/18/87     182.4
Fund, Inc.-- Tax             preservation of              Open-end,
Exempt Money Market          principal and                Non-diversified
Portfolio                    liquidity through
(Not rated)                  investment in U.S.
                             municipal bond
    Judith A. Raneri         securities.

The Treasurer's              Current income with          No-load,              .30         n/a      07/25/90     91.8
Fund, Inc.-- U.S.            preservation of              Open-end,
Treasury Money Market        principal and                Diversified
Portfolio                    liquidity through
(Not rated)                  investment in U.S.
                             Treasury securities.
    Judith A. Raneri

GABELLI CLOSED-END FUNDS:

The Gabelli Global           Long-term capital            Closed-end,           1.00        n/a      11/15/94     246.5
Multimedia Trust Inc. (2)    appreciation from            Non-diversified
(5 stars)                    equity investments in        NYSE Symbol: GGT
                             global telecommunica-
                             tions, media,
    Mario J. Gabelli, CFA    publishing and
                             entertainment
                             holdings.

The Gabelli Equity           Long-term growth of          Closed-end,           1.00        n/a      08/14/86     1,500.2
Trust Inc.                   capital by investing         Non-diversified
(3 stars)                    in equity securities.        NYSE Symbol: GAB

    Mario J. Gabelli, CFA

The Gabelli                  High total return            Closed-end,           1.00        n/a      07/03/89     120.2
Convertible                  from investing               Diversified
Securities Fund, Inc. (3)    primarily in                 NYSE Symbol: GCV
(3 stars)                    convertible
                             instruments.
    Mario J. Gabelli, CFA



           Fund                                                                                                   Net Assets as of
   (Morningstar Overall                                                         Advisory      12b-1    Initial      December 31,
        Rating)(1)                Primary Investment           Fund               Fees        Fees      Offer           1999
   Portfolio Manager(s)               Objective           Characteristics         (%)         (%)       Date      ($ in millions)
-------------------------    -------------------------    ---------------       --------    -------  ---------    ----------------

The Gabelli                  High total return from       Closed-end,           1.00        n/a       07/09/99    83.3
Utility Trust (2)            investments primarily in     Diversified
(not rated)                  securities of companies      NYSE Symbol: GUT
                             involved in gas,
                             electricity
                             and water industries.
    Mario J. Gabelli, CFA
    Timothy O'Brien, CFA



----------

(1) Morningstar proprietary ratings reflect historical risk-adjusted performance as of December 31, 1999 and are subject to change every month. Overall Morningstar ratings are calculated from the fund's three-, five- and ten-year average annual returns, as available, in excess of 90 day T-bill returns with appropriate fee adjustments and a risk factor that reflects fund performance below 90 day T-bill returns. The top 10% of the funds in an investment category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the last 10% receive one star.

(2) The Gabelli Global Multimedia Trust was formed, in 1994, through a spin-off of assets previously held in the Gabelli Equity Trust.

(3) The Gabelli Convertible Securities Fund was originally formed, in 1989, as an open end investment company and was converted to a closed end investment company in 1995.

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

     The Company's marketing efforts for the Mutual Funds are currently focused on increasing the distribution and sales of its existing funds, as well as creating new products for sale through its distribution channels. The Company believes that its marketing efforts for the Mutual Funds will continue to generate additional revenues from investment advisory fees. The Company has traditionally distributed most of its open-end Mutual Funds by using a variety of direct response marketing techniques, including telemarketing and advertising, and as a result the Company maintains direct relationships with a majority of its no-load open-end Mutual Fund customers. Beginning in late 1995, the Company expanded its product distribution by offering additional open-end Mutual Funds through Third-Party Distribution Programs, including NTF Programs. In 1998 and 1999, the Company further expanded these efforts to include substantially all of its open-end Mutual Funds in over Seventy Third-Party Distribution Programs. Although 50% of the assets under management in the open-end Mutual Funds are still attributable to the Company's direct response marketing efforts, Third-Party Distribution Programs, particularly NTF Programs, have become an increasingly important source of asset growth for the Company. Of the $8.5 billion of assets under management in the open-end equity Mutual Funds as of December 31, 1999, approximately 28% were generated from NTF Programs. Further, the Company has commenced development of additional classes of shares for several of its mutual funds for sale through national brokerage and investment houses and other third-party distribution channels on a commission basis. The introduction of multi-class shares will initially be done using the global series of Gabelli mutual funds and the Gabelli Westwood funds. The use of multi-class share products will be a major step towards expanding the distribution of all Gabelli Fund products into the advised sector of the mutual fund investment community. In 1999 approximately 79% of all mutual fund inflows came through this sector. The multi-class shares, which are expected to be launched in March 2000, will add Class A shares with a front end sales charge; Class B shares which will be subject to a back end contingent deferred sales charge and Class C shares which will be level load. The existing class of no-load shares will be designated as Class AAA shares. The no-load option will continue to be available for new and current investors. In general, distribution through Third-Party Distribution Programs has greater variable cost components and lower fixed cost components than distribution through the Company's traditional direct sales methods.

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

Separate Accounts

    Since 1977, the Company has provided investment management services through its subsidiary GAMCO Investors, Inc. ("GAMCO") to a broad spectrum of institutional and high net worth investors. As of December 31, 1999, the Company had approximately 1,100 Separate Accounts with an aggregate of approximately $10.1 billion of assets, which represent approximately 46% of the total assets under management of the Company. The ten largest Separate Accounts comprise approximately 15% of the Company's total assets under management and 7% of the Company's total revenues as of and for the period ended December 31, 1999. The Separate Accounts are invested in U.S. and international equity securities, U.S. fixed-income securities and convertible securities. At December 31, 1999, high net worth accounts (accounts of individuals and related parties in general having a minimum account balance of $1 million) comprised approximately 79% of the number of Separate Accounts and approximately 25% of the assets, with institutional investors accounting for the balance.

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

    The Company's Separate Accounts business is marketed primarily through the direct efforts of its in-house sales force. At December 31, 1999, over 95% of the Company's assets in Separate Accounts (excluding subadvisory assets) were obtained through direct sales relationships. Sales efforts are conducted on a regional and product specialist basis. Clients are generally serviced by a team of individuals, the core of which remain assigned to a specific client from the onset of the client relationship. The Company's sales force maintains direct relationships with corporate pension and profit sharing plans, foundations, endowment funds, jointly trusted plans, municipalities and high net worth individuals that comprise the Company's Separate Accounts business.

Partnerships

    The Company offers alternative investment products principally through its majority-owned subsidiary, GSI. These alternative investments products consist primarily of risk arbitrage and merchant banking limited partnerships and offshore companies. The Partnerships had $230 million of assets at December 31, 1999. Gabelli Associates Fund had $142 million of assets under management as of December 31, 1999 and invests in merger arbitrage opportunities. Merchant banking activities are carried out through ALCE Partners, L.P. ("Alce"), and Gabelli Multimedia Partners, L.P. ("Multimedia"), both of which are closed to new investors. Aggregate assets for Alce and Multimedia as of December 31, 1999 were approximately $10 million and $6 million, respectively. Gabelli Associates Limited, which had approximately $53 million of assets as of December 31, 1999, is an offshore investment company designed for non-U.S. investors seeking to participate in risk arbitrage opportunities utilizing the same investment objectives and strategies as the Gabelli Associates Fund. Two new funds were introduced during 1999, Global Partners, L.P. and Global Partners, Ltd., with assets of $13 million and $6 million, respectively, at December 31, 1999. The Company also manages the Gabelli International Gold Fund Limited, which as of December 31, 1999 had less than $1 million of assets. The Company's alternative investment products are marketed primarily through its direct sales force. The Company intends to expand product offerings, both domestic and international, and the geographic composition of its customer base in the Partnerships and other alternative investment products and expects that the assets invested in these products will provide a growing source of revenues in the future.

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

    The Company distributes the open-end Mutual Funds pursuant to distribution agreements with each open-end Mutual Fund. Under each distribution agreement with an open-end Mutual Fund, the Company offers and sells such open-end Mutual Fund's shares on a continual basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of Third-Party Distribution Programs, financial intermediaries and sales personnel of the Company. The Company receives fees for such services pursuant to distribution agreements adopted under provisions of Rule 12b-1 ("12b-1") of the Investment Company Act. Distribution fees from the open-end Mutual Funds amounted to $7.5 million, $11.9 million and $16.2 million for the years ended December 31, 1997, 1998 and 1999, respectively. The Company is the principal underwriter for several funds distributed with a sales charge, including shares of The Gabelli Value Fund Inc. and service class shares of the Gabelli Westwood Equity Fund and the Gabelli Westwood Balanced Fund and, beginning in March 2000, the multi class shares added to the global and international series of Gabelli mutual funds.

    Under the distribution agreements, the open-end no load (Class AAA shares) Mutual Funds (except the Treasurer's Funds, the Gabelli U.S. Treasury Money Market Fund and the Gabelli Capital Asset Fund) pay the Company a distribution fee of .25% per year (except the Service Class of the Gabelli Westwood Equity and Balanced Funds which pay .50% per year) on the average daily net assets of the fund. Class B and Class C shares, launched in March 2000 as part of the multi-class option for certain mutual funds, have a 12b-1 distribution plan with a service and distribution fee totaling 1%. The Company's distribution agreements with the Mutual Funds may continue in effect from year to year only if specifically approved at least annually by (i) the Mutual Fund's board of directors or trustees or (ii) the Mutual Fund's shareholders and, in either case, the vote of a majority of the Mutual Fund's directors or trustees who are not parties to the agreement or "interested persons" of any such party, within the meaning of the Investment Company Act. Each Mutual Fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days' written notice by (i) a vote of the majority of its directors or trustees cast in person at a meeting called for the purpose of voting on such termination or
(ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Mutual Fund. Each distribution agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act. The Company may terminate a distribution agreement without penalty upon 60 days' written notice.

    Gabelli & Company is involved in external syndicated underwriting activities. In 1999, Gabelli & Company participated as an underwriter in 35 syndicated underwritings with commitments totaling $64.2 million for public equity and debt offerings managed by major investment banks. In 1998, Gabelli & Company participated as an underwriter in 32 syndicated underwritings with commitments totaling $104 million.

Competition

    The Company competes with mutual fund companies and other investment management firms, insurance companies, banks, brokerage firms and other financial institutions that offer products that have similar features and investment objectives to those offered by the Company. Many of the investment management firms with which the Company competes are subsidiaries of large diversified financial companies and many others are much larger in terms of assets under management and revenues and, accordingly, have much larger sales organizations and marketing budgets. Historically, the Company has competed primarily on the basis of the long-term investment performance of many of its funds. However, the Company has taken steps over the past two years to increase its distribution channels, brand name awareness and marketing efforts. Although there can be no assurance that the Company will be successful in these efforts, its net sales of Mutual Funds have increased over the past year and the Company's strategy is to continue to devote additional resources to its sales and marketing efforts.

    The market for providing investment management services to institutional and high net worth Separate Accounts is also highly competitive. Approximately 40% of the Company's investment management fee revenues for the year ended December 31, 1999 were derived from its Separate Accounts. Selection of investment advisers by U.S. institutional investors is often subject to a screening process and to favorable recommendation by investment industry consultants. Many of these investors require their investment advisers to have a successful and sustained performance record, often five years or longer, and also focus on one and three year performance records. The Company has significantly increased its assets under management on behalf of U.S. institutional investors since its entry into the institutional asset management business in 1977. At the current time, the Company believes that its investment performance record would be attractive to potential new institutional and high net worth clients and the Company has determined to devote additional resources to the institutional and high net worth investor markets. However, no assurance can be given that the Company's efforts to obtain new business will be successful.

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

    The business of the Company is subject to regulation at both the federal and state level by the Securities and Exchange Commission ("Commission") and other regulatory bodies. Subsidiaries of the Company are registered with the
Commission  under  the  Investment  Advisers  Act,  and  the  Mutual  Funds  are
registered with the Commission under the Investment Company Act. Two subsidiaries of the Company are also registered as broker-dealers with the Commission and are subject to regulation by the NASD and various states.

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

    Investments by the Company on behalf of its clients often represent a significant equity ownership position in an issuer's class of stock. As of December 31, 1999, the Company had five percent or more beneficial ownership with respect to more than 100 equity securities. This activity raises frequent regulatory and legal issues regarding the Company's aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers' shareholder rights plans or "poison pills," state gaming laws and regulations, federal communications laws and regulations, public utility holding company laws and regulations, federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions. The failure of the Company to comply with these requirements could have a material adverse effect on the Company.

    The Company and certain of its affiliates are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. In particular, the Company is subject to requirements in numerous jurisdictions regarding reporting of beneficial ownership positions in securities issued by companies whose securities are publicly traded in those countries. In addition, GAMCO is registered as an international adviser, investment counsel and portfolio manager with the Ontario Securities Commission in Canada in order to market its services to prospective clients which reside in Ontario. Gabelli Associates Limited is organized under the laws of the British Virgin Islands and Gabelli International Gold Fund Limited is organized under the laws of Bermuda. The Company's opening of an office in London and its plans to market certain products in Europe will also require the Company to comply with the laws of the United Kingdom and other European countries regarding these activities.

Staff

    At March 1, 2000, the Company had a full-time staff of approximately 153 individuals, of whom 56 served in the portfolio management, research and trading areas, 55 served in the marketing and shareholder servicing areas and 42 served in the administrative area. As part of its staff, the Company employs eleven portfolio managers for the Mutual Funds, Separate Accounts and Partnerships. Additionally, Westwood Management employs four portfolio managers who advise five of the six portfolios of the Gabelli Westwood family of funds.

Item 2:  Properties

    As of December 31, 1999, the principal properties leased by the Company for use in its business were as follows:

   Location                         Lease Expiration         Square Footage
   --------                         ----------------         --------------
   One Corporate Center             December 11, 2001            24,555
   Rye, New York 10580

   401 Theodore Fremd Avenue        April 30, 2013               60,055
   Rye, New York 10580

   165 West Liberty Street          month-to-month
   Reno, Nevada 89501                                             1,599
   Plaza Center, Suite 503          May 31, 2004
   249 Royal Palm Way                                             1,149
   Palm Beach, FL  33480

   100 Corporate North              November 30, 2000             3,435
   Suite 201
   Bannockburn, IL  60015

   1354 Hancock Street              April 30, 2000                  225
   Suite 208
   Quincy, MA  02169

   124 West Putnam Avenue           December 27, 2001             1,625
   Suite 300
   Greenwich, CT  06830

   4/5 Princes Gate                 January 20, 2005              1,700
   London, SW7
   United Kingdom

     All of these properties are used or will be used by the Company as office space. The building and property at 401 Theodore Fremd Avenue were leased from an entity controlled by members of Mr. Gabelli's family, and approximately 40,000 square feet are currently subleased to other tenants. The Company receives rental payments under the sublease aggreements which totaled approximatly $688,000 in 1999 and were used to offset operating expenses incurred for the property. The lease provides that all operating expenses related to the property are to be paid by the Company. The Company has begun relocating certain departments of the Company to these premises and expects to completely relocate its principal executive office to these premises in the year 2001.

Item 3:  Legal Proceedings

     From time to time, the Company is a defendant in various lawsuits incidental to its business. The Company does not believe that the outcome of any current litigation will have a material effect on the financial condition of the Company.

Item 4:  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.

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

     As of March 1, 2000 there were approximately 32 Class A common stockholders of record and three Class B common stockholders of record (GGCP and two wholly-owned subsidiaries). These figures do not include stockholders with shares held under beneficial ownership in nominee name which are estimated to be in excess of 3,000.

     The following table sets forth the high and low prices of the Company's Class A common stock for each quarter of 1999 commencing with its initial public offering, as reported by the New York Stock Exchange.


                    Quarter Ended            High        Low

                    March 31, 1999           $ 18.75     $ 13.06
                    June 30, 1999            $ 17.25     $ 13.25
                    September 30, 1999       $ 17.38     $ 15.13
                    December 31, 1999        $ 18.00     $ 14.19


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

    The Company has not presented historical earnings per share for periods prior to 1999 due to the significant changes in its operations that are not reflected in those historical financial statements (see Note A to the Consolidated Financial Statements).

                                                                     Year Ended December 31,
                                                                          (In thousands)
                                                        1995        1996         1997        1998        1999
                                                     ----------  ----------   ----------  ----------- -------
  Income Statement Data
  Revenues:
    Investment advisory and
      incentive fees...............................  $  77,302   $ 84,244      $  89,684  $  116,358  $  147,414
    Commission revenue.............................      5,706      6,667          7,496       8,673      11,856
    Distribution fees and other income.............      6,302      7,257          8,096      13,156      16,992
                                                       -------   --------      ---------   ---------   ---------
      Total revenues...............................     89,310     98,168        105,276     138,187     176,262
                                                       -------   --------      ---------   ---------   ---------
  Expenses:
    Compensation costs.............................     39,384     41,814         45,260      56,046      71,860
    Management fee.................................      9,423     10,192         10,580      12,246      10,153
    Other operating expenses.......................     18,709     19,274         18,690      24,883      28,917
    Non-recurring charge, net......................          -          -              -           -      50,725
                                                       -------   --------      ---------   ---------   ---------
      Total expenses...............................     67,516     71,280         74,530      93,175     161,655
                                                       -------   --------      ---------   ---------   ---------
  Operating income.................................     21,794      26,888        30,746      45,012      14,607
                                                       -------     -------     ---------   ---------   ---------
  Other income:
    Net gain (loss) from investments...............     10,105       8,783         7,888      (1,103)     14,253
    Gain on sale of PCS licenses,  net.............          -           -             -      17,614           -
    Interest and dividend income...................      5,853       5,406         4,634       5,117       6,850
    Interest expense...............................       (679)       (879)       (1,876)     (2,212)     (3,438)
    Other..........................................        147         331          (109)          -           -
                                                       -------     -------     ---------   ---------   ---------
      Total other income, net......................     15,426      13,641        10,537      19,416      17,665
                                                       -------     -------     ---------   ---------   ---------
  Income before income taxes
    and minority interest..........................     37,220      40,529        41,283      64,428      32,272
    Income taxes...................................      7,769       7,631         3,077       5,451      10,467
    Minority interest..............................      2,555       2,727         1,529       1,710       3,270
                                                       -------     -------     ---------   ---------   ---------
  Net income.......................................  $  26,896    $ 30,171     $  36,677   $  57,267   $  18,535
                                                       =======     =======     =========   =========   =========

  Net income per share:
    Basic and diluted..............................                                                    $    0.64
                                                                                                       =========
  Weighted average shares outstanding:
    Basic and diluted..............................                                                       29,117
                                                                                                       =========


                                                                     December 31,
                                                1995        1996         1997        1998       1999
                                             ----------  ----------   ----------  ----------  --------
                                                   (In thousands, except assets under management)
 Balance Sheet Data
   Total assets.............                 $155,541    $182,524     $232,736    $254,675    $243,062
   Total liabilities and
       minority interest....                   39,470      43,991       69,117      59,775      95,486
                                             --------    --------     --------    --------    --------
   Total stockholders' equity                $116,071    $138,533     $163,619    $194,900    $147,576
                                             ========    ========     ========    ========    ========

 Assets Under Management (unaudited)
   (at period end, in millions):
    Mutual Funds.........                    $  4,116    $  4,209     $  6,146    $  8,197    $ 11,640
    Separate Accounts....                       5,051       5,200        7,013       7,957      10,064
    Partnerships.........                         112         116          138         146         230
                                             --------    --------     --------    --------    --------
       Total (1).........                    $  9,279    $  9,525     $ 13,297    $ 16,300   $  21,934
                                             ========    ========     ========    ========    ========


                                                                 Year Ended December 31, 1999
                                                            (In thousands, except per share data)
Unaudited Pro Forma Income Statement Data
Revenues:
   Investment advisory and incentive fees......................  $ 147,414
   Commission revenue..........................................     11,856
   Distribution fees and other income..........................     16,992
                                                                 ---------
       Total revenues..........................................    176,262
                                                                 ---------
Expenses:
   Compensation costs..........................................     71,860
   Management fee..............................................      9,057
   Other operating expenses....................................     28,894
   Non-recurring charge........................................     50,725
                                                                 ---------
       Total expenses..........................................    160,536
                                                                 ---------

   Operating income............................................     15,726
                                                                 ---------
Other income:
   Net gain from investments...................................     12,350
   Interest and dividend income................................      6,374
   Interest expense............................................     (3,653)
                                                                 ---------
       Total other income, net.................................     15,071
                                                                 ---------
Income before income taxes and minority interest...............     30,797
   Income taxes................................................     12,728
   Minority interest...........................................      3,270
                                                                 ---------
Net income.....................................................  $  14,799 (2)
                                                                 =========

Net income per share:
   Basic and diluted...........................................  $    0.50 (2)
                                                                 =========

Weighted average shares outstanding:
   Basic and diluted...........................................     29,890
                                                                 =========

    The foregoing unaudited pro forma income statement data gives effect to (i) the Reorganization, including the gain from investments, the reduction in interest and dividend income, the lower management fee and the increase in interest expense as if the Employment Agreement (see Note J to the Consolidated Financial Statements) had been in effect for the full year ended December 31, 1999 and (ii) the additional income taxes which would have been recorded if GFI had been a "C" corporation instead of an "S" corporation based on tax laws in effect. The unaudited pro forma data does not give effect to the use of proceeds received from the Offering for the period prior to the Offering.

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

(1) Effective April 14, 1997, Gabelli Fixed Income L.L.C. was restructured such that the Company's ownership increased from 50% to 80.1%, thereby causing Gabelli Fixed Income L.L.C. to become a consolidated subsidiary of the Company. Accordingly, for periods after April 14, 1997, the assets managed by Gabelli Fixed Income L.L.C. are included in the Company's assets under management. If the assets managed by Gabelli Fixed Income L.L.C. had been included for all periods presented, assets under management for 1995 and 1996 would have been approximately $10,793 and $11,082, respectively.

(2) Excluding the non recurring charge related to the note payable ($30.9 million, net of tax benefit of $19.8 million, or $1.03 per share) net income and net income per share were $45.7 million and $1.53, respectively.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Item 8 to this report.

Basis of Presentation

     Gabelli Asset Management Inc. (the "Company"), incorporated in April 1998, had no significant assets or liabilities and did not engage in any substantial business activities prior to the public offering ("Offering") of its shares. On February 9, 1999, the Company exchanged 24 million shares of its Class B Common Stock, representing all of its then issued and outstanding common stock, to Gabelli Funds, Inc. ("GFI") and two of its subsidiaries in consideration for substantially all of the operating assets and liabilities of GFI related to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business (the "Reorganization"). GFI was subsequently renamed Gabelli Group Capital Partners, Inc. ("GGCP").

     Immediately following the Reorganization, the Company sold 6 million shares of its Class A Common Stock in an initial public offering. On February 17, 1999 the Offering was completed and the Company received proceeds, net of fees and expenses, of approximately $96 million. Following the Offering, GFI owned 80% of the outstanding common stock of the Company. For periods after the Offering, the Company's financial statements will reflect the financial condition and results of operations of Gabelli Asset Management Inc. and the historical results of GFI will be shown as predecessor financial statements.

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

    Distribution fees and other income primarily include distribution fees payable in accordance with Rule 12b-1 ("12b-1") of the Investment Company Act of 1940, as amended (the "Investment Company Act"), along with sales charges and underwriting fees associated with the sale of the Mutual Funds plus other revenues. Distribution fees fluctuate based on the level of assets under management and the amount and type of Mutual Funds sold directly by the Company and through various distribution channels. During 1997, the 12b-1 plans for 15 of the open-end Mutual Funds were restructured as compensation plans with annual fees set at 25 basis points of average assets under management. Previously, these plans reimbursed the Company for actual distribution expenses incurred, up to 25 basis points of average assets under management.

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

    Interest and dividend income, interest expense and net gain (loss) from investments (which includes both realized and unrealized gains) is derived from proprietary investments of the Company's capital in various public and private investments. Prior to the date of the Reorganization, net gain (loss) from investments was derived primarily from the assets that were distributed to GFI and also included the results of GFI's hedging activities. As part of an overall hedge of the risks associated with GFI's proprietary investment portfolio, GFI entered into transactions in domestic equity index contracts. These financial instruments represented future commitments to sell an underlying index for specified amounts at specified future dates. In connection with the Formation Transactions, the Company distributed most of the proprietary investment portfolio (which included the hedging activities) to GFI.

    As a result of the Offering, the Company became taxable as a "C" corporation for Federal and state income tax purposes and will pay taxes at an effective rate considerably higher than when Gabelli Asset Management Inc. and certain of its subsidiaries were treated as Subchapter "S" corporations.

    Minority interest represents the share of net income attributable to the minority stockholders, as reported on a separate company basis, of the Company's consolidated majority-owned subsidiaries.

Operating Results for the Year Ended December 31, 1999 as Compared to the Year Ended December 31, 1998

    Total revenues for the year ended December 31, 1999 were $176.3 million, an increase of $38.1 million, or 28%, compared to $138.2 million for the year ended December 31, 1998. Investment advisory and incentive fees, comprising 84% of total revenues, increased $31.1 million, or 27%, to $147.4 million, as the Company experienced strong growth in the level of average assets under management in both its Mutual Funds and Separate Accounts businesses. Total average assets under management, which is the basis for investment advisory and incentive fees, were $18.5 billion in 1999, an increase of $3.7 billion, or 25%, compared to average assets under management of $14.8 billion in 1998. Total assets under management at December 31, 1999 were $21.9 billion, an increase of $5.6 billion or 35% from assets under management of $16.3 billion at December 31, 1998. Assets under management in Mutual Funds were $11.6 billion at December 31, 1999, an increase of approximately $3.4 billion, or 42%, from December 31, 1998. This increase represents approximately $1.0 billion in net cash inflows, $2.3 billion from market-related appreciation, and $0.1 billion in assets acquired. Assets under management in Separate Accounts were $10.1 billion at December 31, 1999, an increase of $2.1 billion or 26% from $8.0 billion at December 31, 1998. This increase represents approximately $0.1 billion in net cash inflows and $2.0 billion from market related appreciation.

    Commission revenues in 1999 were $11.9 million, an increase of $3.2 million, or 37%, from commission revenues of $8.7 million in 1998. The increase resulted from increased agency trading activity for accounts managed by affiliated companies. Commission revenues derived from transactions on behalf of the Mutual Funds and Separate Accounts clients totaled $9.4 million, or approximately 80% of total commission revenues in 1999.

    Distribution fees and other income increased more than 29% to $17.0 million in 1999 from $13.2 million in 1998. Increased 12b-1 fees, resulting from the growth in assets under management in our open end equity mutual funds, of $4.2 million were partially offset by lower revenues from syndicate activities and other income.

     Total expenses, excluding a $50.7 million non recurring charge, were $110.9 million in 1999, an increase of $17.8 million, or 19%, from $93.2 million in 1998. Total expenses as a percentage of, excluding the non recurring charge, total revenues declined to 63% in 1999 from 67% in the prior year largely resulting from the reduction in the management fee rate and the benefit from spreading fixed costs over a larger revenue base. Compensation costs, which are largely variable in nature and increase or decrease as revenues grow or decline, rose approximately $15.8 million, or 28%, to $71.9 million in 1999 from $56.0 million in 1998. Management fee expense, which is totally variable and increases or decreases as operating profits grow or decline, was $10.2 million in 1999, a decline of $2.0 million, or 17%, from $12.2 million for the year ended December 31, 1998 as the result of the reduced management fee rate effective at the close of the Offering. Other operating expenses, which include general operating expenses, as well as marketing, promotion and distribution costs, were $28.9 million in 1999, an increase of approximately $4.0 million, or 16%, from $24.9 million in 1998. Mutual fund administration and distribution expenses accounted for more than $3.1 million, or 78%, of this increase.

    The Company recorded a $50.7 million non recurring charge in the first quarter of 1999 resulting from a note payable to the Company's Chairman under the terms of an Employment Agreement executed in conjunction with the Reorganization.

    Net gain from investments, which is derived from the Company's proprietary investment portfolio, was approximately $14.3 million for the year ended December 31, 1999 compared to a net gain of $16.5 million for 1998, which included a net gain of approximately $17.6 million from the sale of certain Personal Communications Services ("PCS") licenses. Interest and dividend income was $6.9 million in 1999 compared to $5.1 million in 1998. In connection with the Reorganization, GFI retained most of the proprietary investment portfolio (which included the remaining PCS licenses and hedging activities). Interest expense rose $1.2 million to $3.4 million in 1999, from $2.2 million in 1998 principally from the increase in notes payable resulting as part of the Reorganization.

     Income taxes increased to $10.5 million for 1999 from $5.5 million for 1998, principally due to the conversion of the Company from an "S" Corporation to a "C" Corporation for Federal and state income tax purposes and is net of the $19.8 million deferred tax benefit resulting from the $50.7 million non recurring charge.

    Minority interest expense increased to $3.3 million in 1999 from $1.7 million in 1998. This increase is reflective of additional income attributable to the minority interests of the Company's majority controlled subsidiaries, GSI, Fixed Income and Advisers.

Operating Results for Year Ended December 31, 1998 as Compared to
Year Ended December 31, 1997

    Total revenues for GFI in 1998 increased to $138.2 million compared to $105.3 million in 1997, an increase of approximately $32.9 million or 31%. Investment advisory and incentive fees, comprising 84% of total revenues increased $26.7 million or 30% to $116.4 million as the company experienced strong growth in the level of average assets under management in both its Mutual Funds and Separate Accounts businesses. Total average assets under management, which is the basis for investment advisory and incentive fees, were $14.8 billion in 1998, an increase of $3.4 billion or 30% compared to average assets under management of $11.4 billion in 1997. Total assets under management at December 31, 1998 were $16.3 billion, an increase of $3.0 billion from assets under management of $13.3 billion at December 31, 1997. Assets under management in Mutual Funds were $8.2 billion at December 31, 1998, an increase of approximately $2.1 billion, or 34%, from December 31, 1997. This increase represents approximately $1.2 billion in net cash inflows plus $900 million from market-related appreciation. Assets under management in Separate Accounts were $8.0 billion at December 31, 1998 and $7.0 billion at December 31, 1997. Growth in revenues was greater than growth in assets due to a greater weighting of assets to higher fee equity portfolios.

    Commission revenues in 1998 were $8.7 million, an increase of $1.2 million, or 16%, from commission revenues of $7.5 million in 1997. The increase principally resulted from increased agency trading activities for accounts managed by affiliated companies. Commission revenues derived from transactions on behalf of the Mutual Funds and Separate Accounts clients totaled $7.0 million, or approximately 80% of total commission revenues in 1998.

    Distribution fees and other income increased more than 63% to $13.2 million in 1998 from $8.1 million in 1997. Increased 12b-1 fees, resulting from the growth in assets under management and restructuring of the Mutual Funds 12b-1 plans as compensation plans, accounted for $4.4 million, or 86% of the total increase in distribution fees and other income during 1998 compared to 1997.

    Total expenses in 1998 were $93.2 million, an increase of $18.7 million, or 25%, from $74.5 million in 1997. Total expenses as a percentage of total revenues declined to 67% in 1998 from 71% in the prior year as fixed expenses were spread over a larger revenue base. Compensation costs rose approximately $10.8 million, or 24%, to $56.0 million in 1998 from $45.3 million in 1997. Management fee expense was $12.2 million in 1998, an increase of $1.7 million or 16% from $10.6 million for the year ended December 31, 1997. Other operating expenses were $24.9 million in 1998, an increase of approximately $6.2 million or 33% from $18.7 million in 1997. Mutual fund administration and distribution expenses accounted for more than $5.6 million or 90% of this increase.

    Net gain from investments, which was derived from GFI's proprietary investment portfolio, was approximately $16.5 million in 1998, compared to $7.9 million for 1997, an increase of approximately $8.6 million. This increase reflects a net gain of approximately $17.6 million from the sale of certain Personal Communications Services (PCS) licenses as well as a smaller loss from hedging activities, which losses declined to $4.8 million in 1998 from a loss of $8.1 million in 1997. Interest and dividend income was $5.1 million in 1998 compared to $4.6 million in 1997. In connection with the Reorganization, GFI retained most of the proprietary investment portfolio (which included GFI's hedging activities). The net gain (loss) from the proprietary investment portfolio to be retained by GFI was $(2.7) million and $6.5 million for 1998 and 1997, respectively.

    Income taxes increased to $5.5 million in 1998 from $3.1 million in 1997, in line with the increase in income before income taxes and minority interest.

    Minority interest increased to $1.7 million in 1998 from $1.5 million in 1997. This increase is reflective of additional income attributable to the minority interests of GFI's majority controlled subsidiaries, GSI, Fixed Income and Advisers.

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

    Summary cash flow data is as follows:

                                                        1997           1998      1999
                                                       ------         ------    ------
                                                                  (in thousands)
 Cash flows provided by (used in):
    Operating activities                               $ 38,571       $  9,543  $(13,454)
    Investing activities                                (69,329)        78,591     4,073
    Financing activities                                 10,419        (50,522)   62,191
                                                       --------       --------  --------
 Increase (decrease)                                    (20,339)        37,612    52,810
 Cash and cash equivalents at beginning of year          32,949         12,610    50,222
                                                       --------       --------  --------
 Cash and cash equivalents at end of year              $ 12,610        $50,222  $103,032
                                                       --------        -------  --------

    Cash and liquidity requirements have historically been met through operating activities and the Company's borrowing capacity. At December 31, 1999 the Company had cash and cash equivalents of $103 million, an increase of $53 million from the prior year end.

    Cash used in operating activities in 1999 of $13.5 million results principally from $63.4 million in net purchases of securities partially offset by net income of $49.4 million which is before a non cash charge, net of tax benefit, of $30.9 million related to a note payable to the Company's Chairman. Operating activities in 1998 provided net cash inflows of $9.5 million.

    Cash provided by investing activities of $4.1 million in 1999 resulted principally from partnership distributions. Cash provided by investing activities of $78.6 million in 1998 included gross proceeds of $80 million from the sale of certain PCS licenses.

    Cash provided by financing activities in 1999 of $62.2 million largely results from the receipt of the net proceeds from the Offering of $96 million partially offset by distributions to GFI, of $18.2 million, and to shareholders, of $10.0 million, prior to the date of the Reorganization. Proceeds from the Offering are being used for general corporate purposes and to initiate strategic growth plans, which call for expanding product offerings, enhancing distribution and marketing of existing investment products and pursuing strategic acquisitions and alliances. At present, the Company has no plans, arrangements or understandings relating to any specific acquisitions or alliances, other than with respect to Comstock Partners Funds. The Company does not intend to use any of the net proceeds from the Offering to pay debt service on the $50 million payable to the Chairman under the terms of his Employment Agreement. Financing activities resulting in the $50.5 million use of cash in 1998 was primarily attributable to the repayment of a $30 million bank loan used to finance the
purchase  of  PCS  licenses  and  $19.9   million  of   distributions   made  to
shareholders.

     Gabelli & Company is registered with the Commission as a broker-dealer and is a member of the NASD. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. As of December 31, 1998 and 1999, Gabelli & Company had net capital, as defined, of approximately $14.5 million and $10.1 million, respectively, exceeding the regulatory requirement by approximately $14.2 million and $9.9 million, respectively. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

Market Risk

     The Company is subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. The Company's
exposure  to  market  risk  is  directly   related  to  its  role  as  financial
intermediary and advisor for assets under management in its mutual funds, institutional and separate accounts business and its proprietary investment and trading activities. At December 31, 1999 the Company's primary market risk exposure was for changes in equity prices and interest rates. At December 31, 1998 and 1999, the Company had equity investments, including mutual funds largely invested in equity products, of $69.3 million and $45.6 million, respectively. Investments in mutual funds, $42.0 million and $31.2 million at December 31, 1998 and 1999, respectively, generally lower market risk through the diversification of financial instruments within their portfolios. In addition, the Company may alter its investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.

     The Company's exposure to interest rate risk results, principally, from its investment of excess cash in government obligations. These investments are primarily short term in nature and the fair value of these investments generally approximates market value.

     The Company's revenues are largely driven by the market value of its assets under management and are therefore exposed to fluctuations in market prices of these assets, which are largely readily marketable equity securities. Investment advisory fees for mutual funds are based on average daily asset values. Management fees earned on institutional and separate accounts, for any given quarter, are determined based on asset values on the last day of the preceding quarter. Any significant increases or decreases in market value of assets managed which occur on the last day of the quarter will result in a relative increase or decrease in revenues for the following quarter.

Recent Accounting Developments

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). SFAS No. 133 establishes standards for recognizing and fair valuing derivative financial instruments. SFAS No. 133 is required to be adopted for fiscal years beginning after June 15, 1999. The Company does not expect implementation of these statements to have any significant effect on the Company's reported financial position or results of operations.

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

Year 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementaion effors, the Company experienced no significant disruptions in mission critical information technology and non- technology systems and believes those systems successfully responded to the Year 2000 date change. The Company did not incur any significant costs during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk

         Reference is made to the information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk."

Item 8:  Financial Statements and Supplementary Data

          Reference is made to the Index on page F-1 of the Consolidated Financial Statements of the Company and the Notes thereto contained herein.

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                GABELLI ASSET MANANAGEMENT INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              Page


   Report of Independent Auditors.......................................................      F-2

   Consolidated Financial Statements:
   Consolidated Statements of Income for the years ended December 31, 1997, 1998 and
     1999...............................................................................      F-3
   Consolidated Statements of Financial Condition at December 31, 1998 and 1999.........      F-4
   Consolidated Statements of Stockholders' Equity for the years ended December 31,
     1997, 1998 and 1999................................................................      F-5
   Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998
     and 1999...........................................................................      F-6
   Notes to Consolidated Financial Statements...........................................      F-8

   Supplementary Data:
   Unaudited Pro Forma Consolidated Statement of Income.................................      F-18



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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Gabelli Asset Management Inc. and Subsidiaries

    We have audited the accompanying consolidated statements of financial condition of Gabelli Asset Management Inc. and Subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gabelli Asset Management Inc. and Subsidiaries at December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.





                                          ERNST & YOUNG LLP









New York, New York
February 29, 2000

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                           Year ended December 31,
                                                                     1997          1998            1999
                                                                 -----------    -----------    ----------
                                                                    (In thousands, except per share data)
  Revenues
  Investment advisory and incentive fees.....................    $ 89,684       $ 116,358      $ 147,414
  Commission revenue.........................................       7,496           8,673         11,856
  Distribution fees and other income.........................       8,096          13,156         16,992
                                                                 --------       ---------      ---------
       Total revenues........................................     105,276         138,187        176,262
                                                                 --------       ---------      ---------
  Expenses
  Compensation costs.........................................      45,260          56,046         71,860
  Management fee.............................................      10,580          12,246         10,153
  Other operating expenses...................................      18,690          24,883         28,917
  Non recurring charge.......................................           -               -         50,725
                                                                 --------       ---------      ---------
    Total expenses...........................................      74,530          93,175        161,655
                                                                 --------       ---------      ---------
  Operating income...........................................      30,746          45,012         14,607
                                                                 --------       ---------      ---------
  Other Income (Expense)
  Net gain (loss) from investments............................      7,888          (1,103)        14,253
  Gain on sale of PCS licenses, net...........................          -          17,614              -
  Interest and dividend income................................      4,634           5,117          6,850
  Interest expense............................................     (1,876)         (2,212)        (3,438)
  Other......................................................        (109)              -              -
                                                                 --------       ---------      ---------
        Total other income, net...............................     10,537          19,416         17,665
                                                                 --------       ---------      ---------
  Income before income taxes and
   minority interest.........................................      41,283          64,428         32,272
  Income taxes...............................................       3,077           5,451         10,467
  Minority interest..........................................       1,529           1,710          3,270
                                                                 --------       ---------      ---------
  Net income.................................................    $ 36,677       $  57,267      $  18,535
                                                                 ========       =========      =========

  Net income per share:
   Basic and diluted.........................................                                  $    0.64
                                                                                               =========

  Weighed average shares outstanding:
   Basic and diluted.........................................                                     29,117

  Pro forma data (unaudited):
    Income before income taxes and minority interest
        as reported..........................................                                  $  32,272
    Pro forma interest expense on $50 million note
        payable..............................................                                       (338)
    Pro forma management fee adjustment from 20%
        to 10% of pre tax profits............................                                      1,096
    Pro forma reallocation of expenses to the new
        parent company.......................................                                         23
    Pro forma effect on income and expenses of
        distribution of assets and liabilities...............                                     (2,256)
    Pro forma provision for income taxes.....................                                    (12,728)
    Pro forma minority interest..............................                                     (3,270)
                                                                                               ---------
    Pro forma net income.....................................                                  $  14,799
                                                                                               =========

 Pro forma net income per share:
    Basic and diluted........................................                                  $    0.50
                                                                                               =========

 Pro forma weighted average shares outstanding:
    Basic and diluted........................................                                     29,890
                                                                                               =========
                      See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                 December 31,
                                                                             1998            1999
                                                                           ----------     ----------
                                                                      (In thousands, except share data)

ASSETS

Cash and cash equivalents......................................            $  50,222       $ 103,032
Investments in securities......................................               83,802          69,791
Investments in partnerships and affiliates.....................               49,795          21,018
PCS licenses ..................................................               33,311               -
Receivable from broker.........................................               13,463               -
Investment advisory fees receivable............................                8,851          14,269
Notes and other receivables from affiliates....................                5,178          11,589
Capital lease..................................................                3,433           3,186
Deferred income taxes..........................................                    -          16,887
Intangible assets..............................................                1,724           1,553
Other assets...................................................                4,896           1,737
                                                                           ---------        --------
  Total assets.................................................            $ 254,675        $243,062
                                                                           =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Securities sold, but not yet purchased.........................            $  13,011       $       2
Distributions payable to shareholders..........................               11,616               -
Payable to broker..............................................                    -           5,637
Notes payable..................................................                5,876          50,000
Income taxes payable (including deferred income taxes of
 $2,203 in 1998)...............................................                3,300           4,592
Capital lease obligation.......................................                3,614           3,581
Compensation payable...........................................                5,118          10,260
Accrued expenses and other liabilities.........................                5,113           6,596
                                                                           ---------        --------
  Total liabilities............................................               47,648          80,668
                                                                           ---------        --------

Minority interest..............................................               12,127          14,818

Stockholders' equity:
 Common Stock, $.01 par value; 1,000,000 shares authorized;
  196,537 shares issued and outstanding in 1998................                    2               -
 Class A Common Stock, $.001 par value; 100,000,000 shares
  authorized; 6,000,000 shares issued in 1999..................                    -               6
 Class B Common Stock, $.001 par value; 100,000,000 shares
  authorized; 24,000,000 shares issued and outstanding in 1999                     -              24
 Additional paid-in capital...................................                21,471         117,046
 Retained earnings............................................               184,141          35,156
 Treasury stock, at cost (300,800 shares in 1999).............                     -          (4,656)
 Notes receivable.............................................               (10,714)              -
                                                                           ---------        --------
   Total stockholders' equity.................................               194,900         147,576
                                                                           ---------        --------
   Total liabilities and stockholders' equity................              $ 254,675       $ 243,062
                                                                           =========        ========


                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1997, 1998 and 1999
                             (Dollars in thousands)

                                                        Additional
                                            Common        Paid-in       Retained       Treasury        Notes
                                            Stock         Capital       Earnings         Stock      Receivable      Total
                                          ---------    ------------     --------       --------     ----------    ---------
Balance at December 31, 1996........      $       2      $   2,967      $ 136,690      $      -     $   (1,126)   $ 138,533
 Repurchase and retirement of 50
  shares............................              -            (38)             -             -              -          (38)
 Net issuances of notes receivable..              -              -              -             -           (404)        (404)
 Issuance of 11,184 shares..........              -          9,443              -             -              -        9,443
 Distributions to stockholders......              -              -        (20,592)            -              -      (20,592)
 Net income.........................              -              -         36,677             -              -       36,677
                                          ---------      ---------      ---------      --------     ----------     --------
Balance at December 31, 1997........              2         12,372        152,775             -         (1,530)     163,619
                                          ---------      ---------      ---------      --------     ----------     --------
 Repurchase and retirement of 400
   shares...........................              -           (351)             -             -            351            -
 Issuance of 11,000 shares..........              -          9,450              -             -         (9,535)         (85)
 Distributions to stockholders......              -              -        (25,901)            -              -      (25,901)
 Net income.........................              -              -         57,267             -              -       57,267
                                          ---------      ---------      ---------      --------     ----------     --------
Balance at December 31, 1998........              2         21,471        184,141             -        (10,714)     194,900
                                          ---------      ---------      ---------      --------     ----------     --------
 Issuance of 6,000,000 shares,
   Class A Common Stock.............              6         95,575              -             -              -       95,581
 Issuance of 24,000,000 shares,
   Class B Common Stock.............             24              -              -             -              -           24
 Distribution to GFI................             (2)             -       (165,271)            -         10,714     (154,559)
 Distributions to stockholders......              -              -         (2,249)            -              -       (2,249)
 Purchase of treasury stock.........              -              -              -        (4,656)             -       (4,656)
 Net income.........................              -              -         18,535             -              -       18,535
                                          ---------      ---------      ---------      --------     ----------     --------
Balance at December 31, 1999........      $      30      $ 117,046      $  35,156      $ (4,656)    $        -     $147,576
                                          =========      =========      =========      ========     ==========     ========

                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year  ended December 31
                                                            1997              1998           1999
                                                         -----------       -----------    ----------
                                                                         (In thousands)
Operating activities
Net income............................................   $ 36,677          $ 57,267       $ 18,535
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Equity in earnings of partnerships and affiliates..     (7,886)           (1,414)        (6,793)
   Depreciation and amortization......................        451               865            740
   Deferred income taxes..............................         50              (615)       (16,887)
   Minority interest in income of subsidiaries........      1,529             1,710          3,270
   Non-recurring charge...............................          -                 -         50,725
   Gain on sale of PCS licenses.......................          -           (28,449)             -
   Changes in operating assets and liabilities:
      Investments in securities.......................      3,205           (27,195)       (63,446)
      Investment advisory fees receivable.............     (1,145)             (367)        (5,418)
      Notes and other receivables from affiliates.....      9,100             4,910         (8,483)
      Other receivables...............................        784             1,464              -
      Receivable from broker..........................     (1,391)          (10,308)         6,166
      Other assets....................................       (201)           (2,460)         1,826
      Notes payable...................................       (879)           (1,232)             -
      Income taxes payable............................       (670)              163          1,592
      Compensation payable............................       (133)            1,662          4,417
      Securities sold, but not yet purchased..........       (436)           12,665           (338)
      Distributions payable to shareholders...........      2,754             7,311              -
      Accrued expenses and other liabilities..........     (3,238)           (6,434)           640
                                                         --------          --------       --------
Total adjustments.....................................      1,894           (47,724)       (31,989)
                                                         --------          --------       --------
Net cash provided by (used in) operating activities...     38,571             9,543        (13,454)
                                                         --------          --------       --------
Investing activities
(Purchase) sale of PCS licenses......................     (63,201)           80,000              -
Distributions from partnerships and affiliates.......       2,607             3,770          5,554
Investments in partnerships and affiliates...........      (6,560)           (5,179)        (1,481)
Cost of acquisitions.................................      (2,175)                -              -
                                                         --------          --------       --------
Net cash (used in) provided by investing activities..     (69,329)           78,591          4,073
                                                         --------          --------       --------
Financing activities
Proceeds from (repayment of) bank loan...............      30,000           (30,000)             -
Distributions to shareholders........................     (17,794)          (19,636)       (10,023)
Cash included in deemed distribution.................           -                 -        (18,170)
Purchase of minority stockholders' interest..........      (1,864)             (886)          (579)
Proceeds from issuance of common stock...............           -                 -         95,619
Purchase of treasury stock...........................           -                 -         (4,656)
Other financing activities...........................          77                 -              -
                                                         --------          --------       --------
Net cash provided by (used in) financing activities..      10,419           (50,522)        62,191
                                                         --------          --------       --------
Net (decrease) increase in cash and cash equivalents.     (20,339)           37,612         52,810
Cash and cash equivalents at beginning of year.......      32,949            12,610         50,222
                                                         --------          --------       --------
Cash and cash equivalents at end of year.............    $ 12,610          $ 50,222       $103,032
                                                         ========          ========       ========

                             See accompanying notes

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year  ended December 31,
                                                                 1997           1998           1999
                                                             -----------    -----------     ---------
                                                                             (In thousands)
Supplemental disclosure of cash flow information
Cash paid for interest...................................    $  1,784        $  2,212       $   3,438
                                                             --------        --------       ---------
Cash paid for income taxes...............................    $  3,337        $  5,903       $  25,762
                                                             --------        --------       ---------
Supplemental disclosure of noncash financing activity
Issuance of note payable for repurchase of subsidiary's
  common stock...........................................    $    976               -               -
                                                             --------        --------       ---------
Receipt of note for common stock sold....................    $    404        $  9,535               -
                                                             --------        --------       ---------
Receipt of notes for sale of minority interest...........    $    375               -               -
                                                             --------        --------       ---------

                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



A.  Significant Accounting Policies

Basis of Presentation

    Gabelli Asset Management Inc. ("GAMI" or the "Company" and where the context requires, the "Company" includes its predecessors and/or its unconsolidated subsidiaries) was incorporated in April 1998 in the state of New York, with no significant assets or liabilities and did not engage in any substantial business activities prior to the initial public offering ("Offering") of its shares. On February 9, 1999, the Company exchanged 24 million shares of its Class B Common Stock, representing all of its then issued and outstanding common stock, with Gabelli Funds, Inc. ("GFI") and two of its subsidiaries in consideration for substantially all of the operating assets and liabilities of GFI, relating to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business (the "Reorganization"). GAMI distributed net assets and liabilities, principally a proprietary investment portfolio, of approximately $165 million, including cash of $18 million, which has been recorded for accounting purposes as a deemed distribution to GFI. GFI was later renamed Gabelli Group Capital Partners, Inc. ("GGCP").

    On February 17, 1999, the Company completed its sale of 6 million shares of Class A Common Stock in the Offering and received proceeds, after fees and expenses, of approximately $96 million. Immediately after the Offering GFI owned 80% of the outstanding common stock of the Company. In addition, with the completion of the Offering, the Company became a "C" Corporation for Federal and state income tax purposes and is subject to substantially higher income tax rates.

    The accompanying consolidated financial statements for periods prior to the date of the Reorganization include the assets, liabilities and earnings of GFI, its wholly-owned subsidiary GAMCO Investors, Inc. ("GAMCO"), and GFI's majority-owned subsidiaries consisting of Gabelli Securities, Inc. ("GSI"),
Gabelli Fixed Income L.L.C. ("Fixed Income") and Gabelli Advisers Inc. ("Advisers"). After the Reorganization these financial statements include the accounts of Gabelli Funds, L.L.C., GAMCO and former GFI majority-owned subsidiaries GSI, Fixed Income and Advisers.

    At December 31, 1997, 1998 and 1999, the Company owned approximately 76% of GSI (77% in 1999) and 41% of Advisers, which, combined with the voting interests of affiliated parties, represented voting control, and 80% of Fixed Income, which commenced operations on April 15, 1997. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Nature of Operations

GAMCO, Gabelli Funds L.L.C., Fixed Income and Advisers are registered investment advisers under the Investment Advisers Act of 1940. Gabelli & Company, Inc. ("Gabelli & Company"), a wholly-owned subsidiary of GSI, is a registered broker-dealer with the Securities and Exchange Commission ("SEC") and is a member of the National Association of Securities Dealers, Inc. ("NASD"). Gabelli & Company acts as an introducing broker and all transactions for its customers are cleared through New York Stock Exchange member firms on a fully disclosed basis. Accordingly, open customer transactions are not reflected in the accompanying consolidated statements of financial condition. Gabelli & Company is exposed to credit losses on these open positions in the event of nonperformance by its customers. This exposure is reduced by the clearing brokers' policy of obtaining and maintaining adequate collateral until the open transaction is completed.

Cash Equivalents

    Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase.

Securities Transactions

    Investments in securities are accounted for as "trading securities" and are stated at quoted market values. Securities which are not readily marketable are stated at their estimated fair values as determined by the Company's management. The resulting unrealized gains and losses are included in net gain (loss) from investments. Securities transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from securities transactions are recorded on the identified cost basis. Commissions and related clearing charges are recorded on a trade date basis.

    Securities sold, but not yet purchased are stated at quoted market values and represent obligations of the Company to purchase the securities at prevailing market prices. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amounts recorded on the consolidated statements of financial condition. The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the sales commitments.

Investments in Partnerships and Affiliates

    Investments in partnerships, whose underlying assets consist of marketable securities, and investments in affiliates are accounted for using the equity method, under which the Company's share of net earnings or losses of these partnerships and affiliated entities is reflected in income as earned and distributions received are reductions of the investments. Investments in partnerships for which market values are not readily available are stated at their estimated fair values as determined by the Company's management.

Receivables from and Payables to Brokers

     Receivables from and payables to brokers consist of amounts arising from the purchases and sales of securities. A substantial portion of the receivable from brokers balance at December 31, 1998 represents required margin deposits for securities sold, but not yet purchased.

Investment Advisory Fees

     Investment advisory fees are based on predetermined percentages of the market values of the portfolios under management and are recognized as revenues as the related services are performed.

Depreciation and Amortization

    Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter.

Intangible Assets

    The cost in excess of net assets acquired is amortized on a straight-line basis over ten years. The carrying value of cost in excess of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable based upon expectations of operating income and non-discounted cash flows over its remaining life. Accumulated amortization at December 31, 1998 and 1999 was approximately $356,000 and $578,000, respectively.

Income Taxes

    The Company accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not.

Minority Interest

    Minority interest represents the minority stockholders' ownership of Fixed Income, GSI and Advisers for 1997, 1998 and 1999. With the exception of GSI, these minority stockholders are principally employees, officers and directors of the Company.

Fair Values of Financial Instruments

     The carrying amount of all assets and liabilities, other than goodwill and fixed assets, in the consolidated statements of financial condition approximate their fair values.

Earnings Per Share

    The Company has not presented historical earnings per share for periods prior to 1999 due to the significant changes in its operations which are not reflected in those historical financial statements. For the year ended December 31, 1999 net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic net income per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding.

    Diluted net income per share is computed using the treasury stock method. Diluted net income per share assumes full dilution and is computed by dividing net income by the total of the weighted average number of shares of common stock outstanding and common stock equivalents.

Business Segments

    The Company operates predominantly in one business segment, the investment advisory and asset management industry.

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

Reclassifications

    Certain items previously reported have been reclassified to conform with the current year's financial statement presentation.

B.  Investments in Securities

    Investments in securities at December 31, 1998 and 1999 consist of the following:

                                        1998                  1999
                                -------------------   -------------------
                                            Market                Market
                                  Cost       Value       Cost      Value
                                -------    --------    -------   --------
                                            (In thousands)
U.S. Government
   obligations............      $ 14,280   $ 14,402    $ 24,046  $ 24,195
Common stocks.............        19,466     25,772      12,133    13,684
Mutual funds..............        36,126     42,032      29,137    31,166
Preferred stocks..........           285      1,521         339       335
Other investments.........            75         75         410       411
                                --------   --------    --------  --------
                                $ 70,232   $ 83,802    $ 66,065  $ 69,791
                                ========   ========    ========  ========


C.  Investments in Partnerships and Affiliates

    The Company is a co-General Partner of various limited partnerships whose underlying assets consist primarily of marketable securities. As co-General Partner, the Company is contingently liable for all of the partnerships' liabilities. Summary financial information, including the Company's carrying value and income from these partnerships at December 31, 1998 and 1999 and for the years then ended, is as follows (in thousands):

                                           1998            1999
                                         ---------      ---------
   Total assets..................        $ 143,933      $ 180,516
   Total liabilities.............            7,067          9,422
   Equity........................          136,866        171,094
   Net earnings..................           10,252         35,394
   Company's carrying value...              15,334         19,635
   Company's income..............            2,162          8,612

    Income from the above partnerships for the year ended December 31, 1997 was approximately $3,065,000.

    The Company's income from these partnerships consists of its pro rata capital allocation and its share of a 20% incentive allocation from the limited partners. The general partners also receive an annual administrative fee based on a percentage of each partnership's net assets. For the years ended December 31, 1997, 1998 and 1999, the Company earned administrative fees of approximately $1,085,000, $1,177,000, and $1,328,000, respectively.

    At December 31, 1998 and 1999, the Company had various limited partner interests in unaffiliated limited partnerships aggregating approximately $35,347,000 and $1,141,000, respectively. For the years ended December 31, 1997, 1998 and 1999, the net gains (losses) recorded by the Company in these investments approximated $5,666,000, $(659,000), and $(8,000), respectively.

    Prior to April 14, 1997, the Company was a 50% general partner in two investment advisory companies, one which managed fixed income mutual funds and the other which managed separate accounts. In addition, it had a 49% investment in a related broker-dealer. These investments were accounted for using the equity method. On April 14, 1997, through the acquisition of the general partnership interests held by the other general partner and a reorganization into Fixed Income, the Company increased its ownership stake in these companies to approximately 80%. This transaction resulted in the recognition of approximately $2,130,000 of cost in excess of net assets acquired, which is being amortized over a period of 10 years. The results of Fixed Income's operations are included in the consolidated statements of income effective April 14, 1997. For the year ended December 31, 1997, the Company recorded an equity loss from these entities of approximately $(109,000). Pro forma information relating to this transaction is not presented because its effect is immaterial.

D.  Notes Receivable

    The Company had $2,252,000 and $2,913,000 in various notes and interest receivable outstanding at December 31, 1998 and 1999, respectively, from certain executive officers and employees in connection with the acquisition of ownership interests in various subsidiaries and affiliates of the Company. Interest rates on these notes range from 5% to 10%.

    The notes referred to in the following paragraphs were included in the deemed distribution of assets and liabilities to GFI in conjunction with the Reorganization. Following the date of the Reorganization these notes were no longer included as part of the Company. In 1999 interest income from these notes has been recorded only through the date of the Reorganization.

    At December 31, 1998 the Company had a note receivable of approximately $603,000 from an affiliated entity in which the Company has a 49.9% ownership interest. Under the terms of the note, 15% of the realized net profits of the affiliate are payable to the Company. The note is secured by a security interest in all of the assets of the affiliate, which consist primarily of Wireless Communications Service ("WCS") licenses. For the years ended December 31, 1998 and 1999 the Company did not record any income under the terms of the note.

    The Company had approximately $11,055,000 in various other notes and interest receivable outstanding at December 31, 1998 from certain executive officers, directors and employees in connection with the acquisition of stock and other ownership interests in GFI. Interest rates on these notes ranged from 5% to 10%.

E.  Income Taxes

    The Company and its two less than 80% owned subsidiaries, GSI and Advisers, each file separate income tax returns. Accordingly, the income tax provision represents the aggregate of the amounts provided for all companies.

    Prior to the Offering the Company elected to be taxed as a Subchapter S Corporation for Federal and state income tax purposes. Pursuant to this election earnings were subject to tax at the stockholder level rather than the corporate level. Therefore, no provision was made for Federal income tax on earnings generated by the Company in the consolidated financial statements prior to the Offering. In conjunction with the Offering the S Corporation status was terminated after February 17, 1999 and the Company became subject to a substantially higher Federal and state income tax rate. The Federal and state income tax provisions for periods prior to the Offering are substantially those of GSI.

    The provision (benefit) for income taxes for the years ended December 31, 1997, 1998 and 1999 consisted of the following:

                                          1997            1998           1999
                                        --------       ---------      ---------
                                                    (In thousands)
Federal:
   Current....................          $ 2,399        $ 4,668        $ 23,895
   Deferred..................                (8)          (607)        (15,350)
State and local:
   Current....................              628          1,398           5,119
    Deferred..................               58             (8)         (3,197)
                                        -------        -------        --------
                                        $ 3,077        $ 5,451        $ 10,467
                                        =======        =======        ========

    The Company's effective tax rate for each of the years ended December 31, 1997, 1998 and 1999 was 7.5%, 8.5% and 32.4%, respectively.

    A reconciliation of the Federal statutory income tax rate to the actual effective rate reflected on the historical consolidated financial statements for the year ended December 31, 1999 is as follows:

 Statutory Federal income tax rate                          35.0%
 State income tax, net of Federal benefit                    3.9%
 GFI's pre-Offering earnings not subject to tax             (7.7%)
 Other                                                       1.2%
                                                           ------
 Effective income tax rate                                  32.4%
                                                           ======
    Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                              1998           1999
                                                            --------       --------
                                                                 (in thousands)
  Deferred tax assets:
     Deferred compensation                                         -       $19,830
                                                            --------       -------

  Deferred tax liabilities:
     Investments in securities and partnerships             $ (2,203)       (2,789)
     Other                                                         -          (154)
                                                            --------       -------
     Total deferred tax liabilities                           (2,203)       (2,943)
                                                            --------       -------

  Net deferred tax assets (liabilities)                     $ (2,203)      $16,887
                                                            ========       =======

    Included in the 1998 deferred tax liabilities is $543,000 included in the deemed distribution to GFI.

    SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset may not be realized. Since the Company has a history of generating pre-tax earnings and is expected to generate pre tax earnings in future years sufficient to realize the full benefit of the deferred tax asset, no valuation allowance has been recorded.

F. Notes Payable

    In conjunction with the Reorganization the Company entered into an Employment Agreement with its Chairman and Chief Executive Officer ("Chairman") which, in part, provides the Chairman will be paid $50 million on January 2, 2002. Interest is payable quarterly at an annual rate of 6% from the date of the Agreement. This payment, plus related costs and net of a related deferred tax benefit of $19.8 million, has been reflected as a one time charge to earnings in the first quarter of 1999 and the liability has been recorded as a note payable. Interest expense recorded on this note for the year ended December 31, 1999 was $2,653,000.

    Prior to the Reorganization the Company had two notes payable totaling $5,876,000 which are described below and were included as part of the deemed distribution of net assets to GFI. In 1999 interest expense on these two notes have been reflected through the date of the Reorganization.

    At  December  31,  1998,  the  Company  had  notes  payable  outstanding  of approximately $4,900,000, which mature on May 31, 2003, unless certain circumstances arise which allow for an accelerated repayment. The notes accrue interest at 2% over the prime rate, subject to a minimum interest rate of 9% and a maximum interest rate of 15%, payable quarterly. Interest expense on these notes amounted to approximately $557,000, $512,000, and $56,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

    In connection with the restructuring of GAMCO's ownership, GAMCO issued a note payable in 1997 of approximately $976,000 to an employee and director of the Company and GAMCO, respectively, in consideration for repurchase of GAMCO common stock. The note matured and was paid in full on January 2, 2000. The note accrued interest at an annual rate of 12%, payable quarterly. Interest expense on this note amounted to approximately $117,000 for the years ended December 31, 1997 and 1998, respectively and $13,000 for the year ended December 31, 1999.

G.  Stockholders' Equity

Stock Award and Incentive Plan

    On February 5, 1999, the Board of Directors adopted the 1999 Gabelli Asset Management Inc. Stock Award and Incentive Plan (the "Plan"), designed to provide incentives which will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company's common stock. Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards. A maximum of 1,500,000 shares Class A Common Stock have been reserved for issuance by a committee of the Board of Directors charged with administering the Plan. Under the Plan, the committee may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine. Options granted under the Plan vest 75% after three years and 100% after four years from the date of grant and expire after ten years.

    On February 10, 1999 options were granted to all full time employees and a non-employee director to purchase an aggregate of 1,134,500 shares of common stock at an exercise price of $16.28 per share. There were 41,000 options canceled and none exercised during 1999. At December 31, 1999 there were 1,093,500 shares under option outstanding. None of the options were exercisable at December 31, 1999 and there were 406,500 shares available for future grants.

    The Company has elected to account for stock options under the intrinsic value method. Under the intrinsic value method, compensation expense is recognized only if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

    The fair value of the options granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

         Expected volatility                    36%
         Risk free interest rate              5.14%
         Expected life                           8 years
         Dividend yield                          0%

    The fair value of the options granted in 1999 was $9.38 per share.

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense is recognized where the exercise price equals or exceeds the market price of the underlying stock on the date of the grant. If the Company had elected to account for its stock options under the fair value method of SFAS No. 123 "Accounting for Stock Based Compensation," the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                            As Reported              Pro forma
                                            -----------              ---------
         Net income (000's)                 $ 18,535                 $  17,419
                                            ========                 =========
         Net income per share:
             Basic and diluted              $   0.64                 $    0.60
                                            ========                 =========

Stock Repurchase Program

    During 1999 the Board of Directors authorized the repurchase, at management's discretion, of up to $6 million of its Class A common stock in open market transactions. Under the program the Company has repurchased 300,900 shares of common stock through December 31, 1999 at an aggregate cost of $4.7 million which are held in treasury.

    Certain shareholders of GSI are required to sell, upon disassociation with the Company, their shares to GSI at book value or a price established by management (approximately $5.2 million at December 31, 1999).

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

    Future minimum lease payments for this capitalized property at December 31, 1999 are as follows:

                                                            (In thousands)
   2000...........................................                   720
   2001...........................................                   720
   2002...........................................                   720
   2003...........................................                   756
   2004...........................................                   765
   Thereafter.....................................                 6,375
                                                                --------
   Total minimum obligations................                      10,056
   Interest....................................                    3,565
                                                                --------
   Present value of net obligations............                 $  6,491
                                                                ========

    Lease payments under this agreement amounted to approximately $720,000 for each of the years ended December 31, 1998 and 1999, respectively. Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $1,031,000, of which approximately $266,000 is due from an affiliated entity. Total minimum obligations exclude the operating expenses to be borne by the Company, which are estimated to be approximately $400,000 per year.

I.  Commitments

    The Company rents office space under leases which expire at various dates through 2005. Future minimum lease commitments under these operating leases as of December 31, 1999 are as follows:

                                        (In thousands)
                     2000...........       1,083
                     2001...........       1,013
                     2002...........         379
                     2003...........         392
                     2004...........         232
                     Thereafter....            6
                                          ------
                                          $3,105
                                          ======

     Equipment   rentals  and  occupancy   expense   amounted  to  approximately
$1,644,000,  $1,502,000,  and  $1,724,000  respectively,  for  the  years  ended
December 31, 1997, 1998 and 1999.

J.  Related Party Transactions

    The Company serves as the investment adviser for the Funds and earns advisory fees based on predetermined percentages of the average net assets of the Funds. In addition, Gabelli & Company has entered into distribution agreements with each of the Funds. As principal distributor, Gabelli & Company incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a fee or reimbursement from the Funds. Gabelli & Company earns a majority of its commission revenue from transactions executed on behalf of clients of affiliated companies.

    The Company had an aggregate investment in the Funds of approximately $88,878,000 and $136,938,000 at December 31, 1998 and 1999, respectively, of which approximately $48,622,000 and $103,032,000 is invested in a money market mutual fund at December 31, 1998 and 1999, respectively.

    Prior to the Reorganization the Company was required to pay the Chairman a management fee, which was equal to 20% of the pretax profits of each of the Company's operating divisions before consideration of this management fee. Immediately preceding the Offering and in conjunction with the Reorganization, the Company and its Chairman entered into an Employment Agreement. The Employment Agreement provides that the Company will pay the Chairman 10% of the Company's aggregate pre-tax profits while he is an executive of the Company and devoting the substantial majority of his working time to the business of the Company. The Employment Agreement further provides that the Company will pay the Chairman $50 million on January 2, 2002, which amount has been included in notes payable (see Note F). The management fee was approximately $10,580,000, $12,246,000, and $10,153,000, for the years ended December 31, 1997, 1998 and
1999, respectively. The Chairman also received portfolio management compensation and account executive fees of approximately $23,005,000, $30,105,000, and $31,645,000, respectively, for the years ended December 31, 1997, 1998 and 1999, which have been included in compensation costs.

    The Company contributed approximately $1,014,000 for the year ended December 31, 1997 to an accredited charitable foundation, of which the Chairman of the Company is an officer. The Company did not make any contributions to this charitable foundation in 1998 or 1999.

    In February 1998, the Company guaranteed a $30 million loan made by a bank to Rivgam LMDS, LLC, an entity in which the Company's Chairman is the Managing Member and in which he has a 71% ownership interest. Such loan and interest thereon were repaid in April 1998 thereby relieving the Company of its obligation under the guarantee.

    In 1998 the Company transferred to Lynch Corporation, in exchange for certain services provided, a PCS license with a cost basis of $674,000. The estimated fair market value of the PCS license at the time of the transfer was approximately $1,000,000.

K.  Financial Requirements

    The Company is required to maintain  minimum  capital levels with affiliated
partnerships.   At  December  31,  1999,   the  minimum   capital   requirements
approximated $1,562,000.

    As a registered broker-dealer, Gabelli & Company is subject to Uniform Net Capital Rule 15c3-1 (the "Rule") of the Securities and Exchange Commission. Gabelli & Company computes its net capital under the alternative method permitted by the Rule which requires minimum net capital of $250,000. At December 31, 1999, Gabelli & Company had net capital in excess of the minimum requirement of approximately $9,897,000.

L.  Administration Fees

    The Company has entered into administration agreements with other companies (the "Administrators"), whereby the Administrators provide certain services on behalf of several of the Funds. Such services do not include the investment advisory and portfolio management services provided by the Company. The fees are negotiated based on predetermined percentages of the net assets of each of the Funds.

M.  Profit Sharing Plan and Incentive Savings Plan

    The Company has a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all employees. Company contributions to the plans are determined annually by the Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. The Company accrued contributions of approximately, $80,000, $50,000, and $60,000 to the plans for the years ended December 31, 1997, 1998 and 1999, respectively.

N.  Derivative Financial Instruments

    Prior to the Reorganization, the Company's trading activities included transactions in domestic equity index futures contracts. These financial instruments represent future commitments to purchase or sell an underlying index for specified amounts at specified future dates. Such contracts create off-balance sheet risk for the Company as the future satisfaction of these contracts may be for amounts in excess of the amounts recognized in the consolidated statements of financial condition.

    The amounts disclosed below represent the notional amounts outstanding, end of year fair values and average fair values of domestic equity index futures contracts sold as of and for the period ended December 31, 1998.

               Notional
                Amounts                        Average Fair
              Outstanding        Fair Value        Value
            -------------        ----------    ------------
                               (In thousands)
             $   26,456          $ (1,568)        $  (741)

    At December 31, 1998 the Company had margin deposits of approximately $1,413,000 with a futures broker for these open futures contracts.

    In connection with this futures activity, the Company incurred losses of approximately $8,063,000 and $4,749,000, during the years ended December 31, 1997 and 1998 and a gain of $542,000 in 1999. Such losses are reflected as part of net gain (loss) from investments in the consolidated statements of income.

O.  PCS Licenses

    The Company, through Rivgam Communicators, LLC purchased Personal Communications Service ("PCS") licenses auctioned by the Federal Communications Commission ("FCC") in 1997. The PCS licenses were valued at the lower of their original purchase cost or their market value. Market values were determined based upon the most recent public auction for similar licenses, fair value estimates provided by independent companies that solicit bids for such licenses or bids received from unaffiliated potential acquirers.

    During 1998, the Company sold certain of its PCS licenses with a cost basis of $51,551,000. The Company recorded a pre-tax gain of approximately $17,614,000, net of investment banking, management and other related fees of approximately $10,835,000 paid principally to related parties, of which $4,196,000 was paid to the Company's Chairman.

    In conjunction with the Reorganization the remaining licenses were included as part of the net assets and liabilities distributed to GFI.

P.  Quarterly Financial Information (Unaudited)

    Quarterly financial information for the years ended December 31, 1998 and 1999 is presented below. The financial information has been presented on a pro forma basis for each of the quarters in 1998 and the first quarter of 1999. Historical information, except for revenues, for these periods are not presented due to the significant changes in the Company's operations which are not reflected in the historical consolidated financial statements (See Note A).

    Pro forma financial information reflects the results of operations as if all of the following were in effect at January 1, 1998: the Formation Transactions and resulting impact on income and expense items; the $50 million note payable; the reduction in management fee from 20% to 10% and the conversion from a Subchapter S Corporation to a "C" Corporation for tax purposes.

    Operating income, net income and net income per share for the first quarter 1999 exclude a non recurring charge related to the note payable ($30.9 million, net of tax benefit of $19.8 million, or $1.03 per share). Including this non recurring charge the Company had an operating loss, net loss and net loss per share of $(35.9) million, $(21.6) million and $(0.72), respectively, for the first quarter of 1999.


                                                                     1998 Quarter
                                           -------------------------------------------------------------
(in thousands, except per share data)           1st               2nd            3rd            4th
                                            ----------        ----------      ---------      ---------
Revenues                                    $   31,928        $   36,031      $  34,350      $  35,878
Operating income                                12,076            14,217         13,071         13,854
Net income                                       7,334             7,020          7,506          9,010
Net income per share:
   Basic and diluted                              0.24              0.23           0.25           0.30

                                                                     1999 Quarter
                                           -------------------------------------------------------------
                                               1st                2nd            3rd            4th
                                            ----------        ----------      ---------      ---------
Revenues                                    $   39,691        $   42,623      $  44,091      $  49,857
Operating income                                14,869            14,504         17,428         19,650
Net income                                       9,279            11,655         10,237         14,523
Net income per share:
   Basic and diluted                              0.31              0.39           0.34           0.49

Q.  Subsequent Events

    On February 15, 2000 the Company's Board of Directors approved a second option grant of 135,000 shares under the Stock Award and Incentive Plan at an exercise price, equal to the market price on that date, of $16.00 per share.

    Subsequent to year end the Company repurchased an additional 84,000 shares of its Class A Common Stock at an aggregate cost of $1.3 million and completed its $6 million stock repurchase program. The Board of Directors then authorized the repurchase of up to an additional $3 million of these shares under this program at the discretion of management. Shares are repurchased when, in the opinion of management, the purchase price is well below the Company's intrinsic value.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
              UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENT
                                December 31, 1999

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

    The unaudited pro forma consolidated financial information does not purport to represent the results of operations or the financial position of the Company which actually would have occurred had the Reorganization and Formation Transactions been previously consummated or project the results of operations or the financial position of the Company for any future date or period. The unaudited pro forma information does not give effect to the use of proceeds received from the Offering for the period prior to the Offering.

              UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1999

                                                                   Pro Forma
                                                 As Reported      Adjustments   Pro Forma
                                                 -----------      -----------   ---------
                                                           (in thousands except per share data)
Revenues
Investment advisory and incentive fees.....   $     147,414                     $   147,414
Commission revenue.........................          11,856                          11,856
Distribution fees and other income.........          16,992                          16,992
                                              -------------                     -----------
          Total revenues...................         176,262                         176,262
                                              -------------                     -----------
Expenses
Compensation costs.........................          71,860                          71,860
Management fee.............................          10,153         (1,096) (a)       9,057
Other operating expenses...................          28,917            (23) (b)      28,894
Non-recurring charge.......................          50,725                          50,725
                                              -------------    -----------      -----------
          Total expenses...................         161,655         (1,119)         160,536
                                              -------------    -----------      -----------
Operating income...........................          14,607          1,119           15,726
                                              -------------    -----------      -----------
Other Income (Expense)
Net gain from investments..................          14,253         (1,903) (c)      12,350
Interest and dividend income...............           6,850           (476) (c)       6,374
Interest expense...........................          (3,438)           123  (c)
                                                                      (338) (d)      (3,653)
          Total other income, net..........          17,665         (2,594)          15,071
                                              -------------   ------------      -----------
Income before income taxes and minority
interest...................................          32,272         (1,475)          30,797
Income taxes...............................          10,467          2,261 (e)       12,728
Minority interest..........................           3,270                           3,270
                                              -------------  -------------      -----------
Net income.................................   $      18,535   $     (3,736)     $    14,799
                                              =============   ============      ===========
Net income per share:
     Basic and diluted.....................                                     $      0.50
                                                                                ===========
Weighted average shares outstanding:
     Basic and diluted.....................                                          29,890
                                                                                ===========

----------

(a) To adjust the management fee to reflect the Employment Agreement, which provides for a reduction in the fee from 20% to 10% of pre-tax profits.

(b)  To reflect the reallocation of expenses to the new parent company.

(c) To reflect the effect on income and expenses related to the distribution of assets and liabilities which occurred on February 9, 1999.

(d) To reflect interest expense on the $50 million note payable to the Chairman and Chief Executive Officer.

(e) To record additional taxes related to conversion from an "S" corporation to a "C" corporation and other pro forma adjustments.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.
                                    PART III

Item 10:  Directors and Executive Officers of the Registrant

     Information regarding the Directors and Executive Officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the sections captioned "Election of Director" and "Security Ownership of Certain Beneficial Owners and Management
Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders (the "Proxy Statement").

Item 11:  Executive Compensation

     The information set forth under the captions "Executive Compensation" and "Election of Directors - Compensation of Directors" in the Proxy Statement is incorporated herein by reference.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

Item 13:  Certain Relationship and Related Transactions

     The information set forth under the captions "Election of Directors" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

10.2   -- Tax Indemnification Agreement between the Company and GFI.

10.3   -- Lock-Up Agreement between the Company and GFI.

10.4   -- Gabelli Asset Management Inc. 1999 Stock Award and Incentive Plan.

10.5   -- Gabelli Asset  Management  Inc. 1999 Annual  Performance  Incentive
          Plan.

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

24.1   -- Powers of Attorney (included on page II-3 of this Report).

*27.1  -- Financial Data Schedule.

------------------
*  Filed herewith.

  (b) Reports on Form 8-K:

     Gabelli Asset Management Inc. filed no reports on Form 8-K during the fiscal year ended December 31, 1999.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on March 29, 2000.


                                           GABELLI ASSET MANAGEMENT INC.


                                  By:/s/   Robert S. Zuccaro
                                           -----------------------
                                    Name:  Robert S. Zuccaro
                                    Title: Vice President and
                                           Chief Financial Officer

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

         Signature                      Title                                Date

/s/    Mario J. Gabelli                 Chairman of the Board,               March 29, 2000
--------------------------              Chief Executive Officer
       Mario J. Gabelli                 and Chief Investment Officer
                                        (Principal Executive Officer)


/s/    Robert S. Zuccaro                Vice President and Chief             March 29, 2000
---------------------------             Financial Officer (Principal
       Robert S. Zuccaro                Financial Officer and
                                        Principal Accounting Officer)


/s/    Raymond C. Avansino              Director                             March 29, 2000
---------------------------
       Raymond C. Avansino

/s/    John C. Ferrara                  Director                             March 29, 2000
---------------------------
       John C. Ferrara

/s/    Eamon M. Kelly                   Director                             March 29, 2000
---------------------------
       Eamon M. Kelly

/s/    Karl Otto Pohl                   Director                             March 29, 2000
---------------------------
       Karl Otto Pohl
