Form 10-Q
period 2000-03-31
GABELLI ASSET MANAGEMENT INC
filed 2000-05-15
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______ to ________

Commission File No. 1-106

                             GABELLI ASSET MANAGEMENT INC.
             (Exact name of Registrant as specified in its charter)

            New York                                    13-4007862
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

One Corporate Center, Rye, New York                       10580
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                                (914) 921-3700
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

            Class                                Outstanding at April 30, 2000
            -----                           ------------------------------------
Class A Common Stock, .001 par value                        5,589,200
Class B Common Stock, .001 par value                       24,000,000

                                      INDEX

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Operations:
                    -      Three months ended March 31, 1999 and 2000

                  Condensed Consolidated Statements of Financial Condition:
                    -      March 31, 2000
                    -      December 31, 1999 (Audited)

                  Condensed Consolidated Statements of Cash Flows:
                    -      Three months ended March 31, 1999 and 2000

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

Item 6.  Exhibits and Reports on Form 8-K




SIGNATURES

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                               ----------------------------------------
                                                                                  1999                 2000
                                                                                --------             --------
Revenues
  Investment advisory and incentive fees. . . . . . . . .                       $ 32,917             $ 45,189
  Commission revenue. . . . . . . . . . . . . . . . . . .                          2,920                3,778
  Distribution fees and other income. . . . . . . . . . .                          3,854                8,806
                                                                                  ------               ------
     Total revenues . . . . . . . . . . . . . . . . . . .                         39,691               57,773
Expenses
  Compensation costs. . . . . . . . . . . . . . . . . . .                         16,775               23,729
  Management fee. . . . . . . . . . . . . . . . . . . . .                          2,982                2,749
  Other operating expenses. . . . . . . . . . . . . . . .                          6,185                8,662
  Non recurring charge. . . . . . . . . . . . . . . . . .                         50,725                    -
                                                                                  ------               ------
     Total expenses . . . . . . . . . . . . . . . . . . .                         76,667               35,140

Operating (loss) income . . . . . . . . . . . . . . . . .                        (36,976)              22,633
Other Income (Expense)
  Net gain from investments . . . . . . . . . . . . . . .                          4,249                1,153
  Interest and dividend income. . . . . . . . . . . . . .                          1,158                1,891
  Interest expense. . . . . . . . . . . . . . . . . . . .                           (716)                (933)
                                                                                  ------               ------
     Total other income, net. . . . . . . . . . . . . . .                          4,691                2,111
                                                                                  ------               ------
(Loss) income before income taxes and
  minority interest . . . . . . . . . . . . . . . . . . .                        (32,285)              24,744
  Income tax (benefit) provision. . . . . . . . . . . . .                        (15,118)               9,799
  Minority interest. . . . . . .  . . . . . . . . . . . .                            714                  949
                                                                                  ------               ------
    Net (loss) income  . . . . .  . . . . . . . . . . . .                       $(17,881)            $ 13,996
                                                                                  ======               ======
Net income per share:
  Basic and diluted . . . . . . . . . . . . . . . . . . .                                            $   0.47
                                                                                                         ====
Weighted average shares outstanding:
  Basic and diluted . . . . . . . . . . . . . . . . . . .                                              29,643
                                                                                                       ======
Pro forma data:
  Loss before income taxes and minority interest
    as reported . . . . . . . . . . . . . . . . . . . . .                       $(32,285)
  Pro forma interest expense on $50 million note payable.                           (338)
  Pro forma management fee adjustment from 20% to 10% of
    pre tax profits . . . . . . . . . . . . . . . . . . .                          1,097
  Pro forma reallocation of expenses to the new parent
    company . . . . . . . . . . . . . . . . . . . . . . .                             23
  Pro forma effect on income and expenses of distribution of
    assets and liabilities. . . . . . . . . . . . . . . .                         (2,256)
  Pro forma benefit for income taxes. . . . . . . . . . .                         12,857
  Pro forma minority interest . . . . . . . . . . . . . .                           (714)
                                                                                  ------
  Pro forma net loss. . . . . . . . . . . . . . . . . . .                       $(21,616)
                                                                                  ======
    Pro forma net loss per share:
      Basic and diluted . . . . . . . . . . . . . . . . .                       $(  0.72)
                                                                                  ======
    Pro forma weighted average shares outstanding:
      Basic and diluted . . . . . . . . . . . . . . . . .                         30,000
                                                                                  ======


      See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)


                                                          December 31,          March 31,
                                                              1999                2000
                                                         --------------       ------------
                                                                    (Unaudited)
ASSETS

Cash and cash equivalents . . . . . . . . . . . . . .    $ 103,032             $ 121,095
Investments in securities . . . . . . . . . . . . . .       69,791                81,784
Investments in partnerships and affiliates. . . . . .       21,018                19,851
Receivable from broker. . . . . . . . . . . . . . . .            -                   162
Investment advisory fees receivable . . . . . . . . .       14,269                14,479
Deferred income taxes . . . . . . . . . . . . . . . .       16,887                16,887
Other assets. . . . . . . . . . . . . . . . . . . . .       18,065                15,333
                                                          --------              --------

     Total assets . . . . . . . . . . . . . . . . . .    $ 243,062             $ 269,591
                                                          ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable. . . . . . . . . . . . . . . . . . . . .       50,000                50,000
Payable to brokers. . . . . . . . . . . . . . . . . .        5,637                    -
Income taxes payable. . . . . . . . . . . . . . . . .        4,592                10,006
Compensation payable. . . . . . . . . . . . . . . . .       10,260                19,516
Accrued expenses and other liabilities. . . . . . . .       10,179                14,510
                                                          --------              --------

     Total liabilities. . . . . . . . . . . . . . . .       80,668                94,032

Minority interest . . . . . . . . . . . . . . . . . .       14,818                15,749

Stockholders' equity: . . . . . . . . . . . . . . . .      147,576               159,810
                                                          --------              --------

Total liabilities and stockholders' equity. . . . . .    $ 243,062             $ 269,591
                                                          ========              ========


See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                     ------------------------------
                                                                         1999              2000
                                                                      ----------        ----------
Operating activities
Net (loss) income . . . . . . . . . . . . . . . . . . . . .          $(17,881)         $ 13,996
Adjustments  to  reconcile  net (loss)  income to net cash
  (used in) provided by operating activities:
  Equity in earnings of partnerships and affiliates . . . .            (2,828)           (1,115)
  Depreciation and amortization . . . . . . . . . . . . . .               174               177
  Non recurring charge. . . . . . . . . . . . . . . . . . .            50,725                -
  Deferred income tax asset . . . . . . . . . . . . . . . .           (19,830)               -
  Minority interest in net income of consolidated
     Subsidiaries . . . . . . . . . . . . . . . . . . . . .               714               949
  Net change in operating assets and liabilities. . . . . .           (22,443)            3,494
                                                                     --------          --------
Total adjustments . . . . . . . . . . . . . . . . . . . . .             6,512             3,505
                                                                     --------          --------

Net cash (used in) provided by operating activities . . . .           (11,369)           17,501
                                                                     --------          --------

Investing activities
Distributions from partnerships and affiliates. . . . . . .             5,187             3,342
Investments in partnerships and affiliates. . . . . . . . .               (25)           (1,000)
                                                                     --------          --------

Net cash provided by investing activities . . . . . . . . .             5,162             2,342
                                                                     --------          --------

Financing activities
Distributions to shareholders . . . . . . . . . . . . . . .           (10,023)                -
Sale (purchase) of minority stockholders' interest. . . . .               633               (18)
Net proceeds from issuance of common stock. . . . . . . . .            96,750                 -
Purchase of treasury stock                                                  -            (1,762)
Cash included in deemed distribution. . . . . . . . . . . .           (18,170)                -
                                                                     --------          --------

Net cash provided by (used in) financing activities . . . .            69,190            (1,780)
                                                                     --------          --------

Net increase in cash and cash equivalents. . . .                       62,983            18,063
Cash and cash equivalents at beginning of period. . . . . .            50,222           103,032
                                                                     --------          --------

Cash and cash equivalents at end of period. . . . . . . . .          $113,205          $121,095
                                                                     ========          ========

See footnote C regarding non-cash financing transactions.


See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

A.       Organization

         Gabelli Asset Management Inc. (the "Company") was incorporated in April 1998 in the state of New York, with no significant assets or liabilities and did not engage in any substantial business activities prior to the public offering ("Offering") of its shares. On February 9, 1999, the Company exchanged 24 million shares of its Class B Common Stock, representing all of its then issued and outstanding shares of Common Stock, with Gabelli Group Capital Partners, Inc. and two of its subsidiaries ("GGCP") in consideration for substantially all of the operating assets and liabilities of GGCP relating to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business (the "Reorganization").

         On February 17, 1999, the Company completed its sale of 6 million shares of Class A Common Stock and received proceeds, after fees and expenses, of approximately $96 million. After the Offering, GGCP owned 80% of the outstanding common stock of the Company. In addition, with the completion of the Offering, the Company is a "C" Corporation for Federal and state income tax purposes and is subject to substantially higher income tax rates.

         The accompanying condensed consolidated financial statements for periods prior to the date of the Reorganization, include the assets, liabilities and earnings of GGCP, its wholly-owned subsidiary GAMCO Investors, Inc. ("GAMCO"), and GGCP majority-owned subsidiaries consisting of Gabelli Securities, Inc. ("GSI"), Gabelli Fixed Income L.L.C. ("Fixed Income") and Gabelli Advisers LLC ("Advisers"). After the Reorganization, these financial statements include the accounts of Gabelli Funds, LLC and GAMCO and former GGCP majority-owned subsidiaries GSI, Fixed Income and Advisers.

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

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, from which the accompanying Statement of Financial Condition was derived.

         Certain items previously reported have been reclassified to conform with the current year's financial statement presentation.

C.  Formation Transactions

    Reorganization

         The exchange of operating assets and liabilities of approximately $169 million, including cash of approximately $18 million, has been recorded as a deemed distribution. Accordingly, only the cash portion of this deemed distribution has been reflected in the Statement of Cash Flows for the three months ended March 31, 1999.

    Employment Agreement

         Immediately preceding the Offering and in conjunction with the Reorganization, the Company and its Chairman and Chief Executive Officer ("Chairman") entered into an Employment Agreement ("Agreement"). The Agreement provides that the Company pay the Chairman 10% of the Company's aggregate pre-tax profits, before consideration of the one-time charge discussed below, while he remains an executive of the Company and devotes the substantial majority of his working time to the business of the Company.

    Note Payable

         The Agreement further provides the Chairman or his assignee will be paid $50 million on January 2, 2002 plus interest payable quarterly at an annual rate of 6% from the date of the Agreement. This payment, plus related costs and net of a related deferred tax benefit of $19.8 million, has been reflected as a one-time charge to earnings in the first quarter of 1999 and the liability has been recorded as a note payable.

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

         On February 10, 1999, options were granted to all full time employees and a non-employee director to purchase an aggregate of 1,134,500 shares of common stock at an exercise price of $16.28 per share. On February 15, 2000, the Compensation Committee of the Board of Directors approved a second option grant of 135,000 shares under the Stock Award and Incentive Plan at an exercise price, equal to the market price on that date, of $16.00 per share. There were 41,000 options canceled and none exercised during 1999 and 24,000 options canceled and none exercised during the first quarter of 2000. At March 31, 2000, there were 295,500 shares available for future awards.

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

Pro Forma Information

         Pro forma information has been included which gives effect to the Reorganization, including the reduction in other income as a result of the deemed distribution of a proprietary investment portfolio, the lower management fee and the increase in interest expense as if the Employment Agreement had been in effect as of January 1, 1999 and the additional income taxes which would have been recorded if GGCP had been a "C" corporation instead of an "S" corporation based on tax laws in effect. The pro forma information does not give effect to the use of proceeds received from the Offering prior to the date received.

D. Earnings Per Share

         For the quarter ended March 31, 2000, net income per share is computed in accordance with the Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic net income per common share is calculated by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share is computed using the treasury stock method. Options outstanding for the period do not have a dilutive effect and therefore are excluded from the computation of diluted earnings per share.

         The Company has not presented historical earnings per share for the first quarter of 1999 due to the significant changes in its operations which are not reflected in the historical financial statements as reported. The Company has presented pro forma earnings per share based upon the number of shares outstanding at the close of the Offering.

E.  Stock Repurchase Program

         During 1999 the Board of Directors authorized the repurchase of up to $6,000,000 of the Company's Class A Common Stock. The Company completed the stock buyback during the quarter ended March 31, 2000. During the first quarter of 2000 the Board of Directors authorized the repurchase of an additional $3,000,000 of shares in open market transactions. Through March 31, 2000, the Company has repurchased 410,900 shares, including 110,000 in the first quarter of 2000, at an average cost of $15.61 per share, which are held in treasury.

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

            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                    For the Three Months Ended March 31, 1999
                      (In thousands, except per share data)


                                                                              Pro Forma         Pro Forma
                                                         As Reported          Adjustments       Consolidated
                                                         -----------          -----------       ------------
Revenues
  Investment advisory and incentive fees. . . . . . .    $ 32,917                                 $ 32,917
  Commission revenue. . . . . . . . . . . . . . . . .       2,920                                    2,920
  Distribution fees and other income. . . . . . . . .       3,854                                    3,854
                                                         --------                                 --------
     Total revenues . . . . . . . . . . . . . . . . .      39,691                                   39,691
Expenses
  Compensation costs. . . . . . . . . . . . . . . . .      16,775                                   16,775
  Management fee. . . . . . . . . . . . . . . . . . .       2,982            $(1,097)(a)             1,885
  Other operating expenses. . . . . . . . . . . . . .       6,185                (23)(b)             6,162
  Non recurring charge. . . . . . . . . . . . . . . .      50,725                                   50,725
                                                         --------            -------              --------
     Total expenses . . . . . . . . . . . . . . . . .      76,667             (1,120)               75,547
                                                         --------            -------              --------
Operating loss. . . . . . . . . . . . . . . . . . . .     (36,976)             1,120               (35,856)
Other income (expense)
  Net gain from investments . . . . . . . . . . . . .       4,249             (1,903)(c)             2,346
  Interest and dividend income. . . . . . . . . . . .       1,158               (476)(c)               682
  Interest expense. . . . . . . . . . . . . . . . . .        (716)               123 (c)
                                                                                (338)(d)              (931)
                                                         --------            -------              --------
     Total other income, net. . . . . . . . . . . . .       4,691             (2,594)                2,097
                                                         --------            -------              --------
Loss before income taxes and minority interest. . . .     (32,285)            (1,474)              (33,759)
  Income tax benefit. . . . . . . . . . . . . . . . .     (15,118)             2,261 (e)           (12,857)
  Minority interest . . . . . . . . . . . . . . . . .         714                                      714
                                                         --------            -------              --------
     Net loss . . . . . . . . . . . . . . . . . . . .    $(17,881)           $(3,735)             $(21,616)
                                                         ========            =======              ========

    Pro forma net loss per share:
      Basic and diluted . . . . . . . . . . . . . . .                                             $(  0.72) (f)
                                                                                                  ========
    Pro forma weighted average shares outstanding:
       Basic and diluted. . . . . . . . . . . . . . .                                               30,000
                                                                                                  ========

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Gabelli Asset Management Inc. (the "Company"), incorporated in April 1998, had no significant assets or liabilities and did not engage in any business activities prior to its reorganization and the public offering ("Offering") of its shares. On February 9, 1999, the Company exchanged 24 million shares of its Class B Common Stock, representing all of its then issued and outstanding common stock, to Gabelli Group Capital Partners, Inc. ("GGCP") and two of its subsidiaries in consideration for substantially all of the operating assets and liabilities of GGCP related to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business (the "Reorganization").

         Immediately following the Reorganization, the Company sold 6 million shares of its Class A Common Stock in an initial public offering. Proceeds from the Offering, net of fees and expenses, were approximately $96 million. Following the Offering, GGCP owned 80% of the outstanding common stock of the Company. For periods after the Offering, the Company's financial statements reflect the financial condition and results of operations of Gabelli Asset Management Inc. and the historical results of GGCP are shown as predecessor financial statements.

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

RESULTS OF OPERATIONS

         The pro forma information presented herein for the three months ended March 31, 1999 presents results of operations as if the Reorganization and Offering had occurred at the beginning of 1999. The Company believes the pro forma results provide more meaningful information for comparing operating results and earnings trends. The pro forma information is not necessarily indicative of the results that the Company would have reported had these events occurred at the beginning of the year.

         Information is also presented herein on an "as reported" basis to meet certain disclosure requirements. This information does not give effect to assets and liabilities assumed to be distributed as part of the Reorganization and the resulting impact on allocated income and expenses; the $50 million deferred payment to the Chairman and Chief Executive Officer net of deferred tax benefit; the reduction in the management fee from 20% to 10% and the conversion from an "S" corporation to a "C" corporation for tax purposes. The net effect of these adjustments was to lower net income on a pro forma basis for the first quarter of 1999 by $3.7 million. These adjustments principally consisted of $2.4 million of investment earnings from assets distributed as part of the Reorganization and a $2.3 million increase in the pro forma tax provision due to the conversion from an S corporation to a C corporation partially offset by a $1.1 million decrease in the pro forma management fee.

Three Months Ended March 31, 2000 As Compared To
Three Months Ended March 31, 1999

Consolidated Results - Three Months Ended March 31:

                                                              (unaudited; in thousands, except per share data)
                                                                                 1999 (a)
                                                                   1999          Adjusted        2000         % Change
                                                               (As reported)    (pro forma)                (vs. pro forma)
                                                               -------------   ------------   ----------   ---------------
Revenues                                                         $  39,691     $   39,691     $   57,773        45.6 %
Expenses                                                            76,667         24,822         35,140        41.6
                                                                 ---------     ----------     ----------
Operating income (loss)                                            (36,976)        14,869         22,633        52.2
Other income (expense), net                                          4,691          2,097          2,111
                                                                 ---------     ----------     ----------
Income (loss) before taxes and minority interest                   (32,285)        16,966         24,744        45.8
Income tax provision                                               (15,118)         6,973          9,799
Minority interest                                                      714            714            949
                                                                 ---------     ----------     ----------
Net income (loss)                                                $( 17,881)    $    9,279     $   13,996        50.8
                                                                 =========     ==========     ==========

Net income per share:
   Basic and diluted                                                           $     0.31     $     0.47        51.6
                                                                               ==========     ==========

Included in income before taxes and minority interest:
Depreciation and amortization                                                  $      174     $      169
Interest expense                                                               $      931     $      933

Adjusted EBITDA(b)                                                             $   18,071     $   25,846        43.0%

(a) The 1999 adjusted pro forma results above do not include the $50.7 million non-recurring charge ($30.9 million net of tax benefit or $1.03 per share) recorded in the first quarter of 1999. After giving effect to this charge, net of tax, the Company had a net loss of $21.6 million or $0.72 per share for the three months ended March 31, 1999.

(b) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and minority interest.

         Total revenues rose 46% in the first quarter of 2000, to $57.8 million, up $18.1 million from $39.7 million in the first quarter of 1999. Included in total revenue is a $3.1 million investment banking fee earned by a subsidiary in the first quarter of 2000. Excluding this fee total revenues were $54.7 million, a 38% increase over the prior year quarter.

         Investment advisory and incentive fees, which comprise 78% of total revenues, were $45.2 million in the first quarter of 2000, 37% higher than the same period a year earlier. The growth in investment advisory and incentive fees is based on the growth in average assets under management during the respective periods. Average assets under management were $22.4 billion in the first quarter 2000, 34% higher than average assets of $16.7 billion in the first quarter of 1999. Average assets under management in open end equity mutual funds climbed 53%, to $8.8 billion, in the first quarter 2000 compared to $5.7 billion in the first quarter 1999.

         Commission revenue was $3.8 million in the first quarter of 2000, 29% higher than the same period a year earlier.

         Distribution fees and other income were $8.8 million in the first quarter of 2000 including a $3.1 million investment banking fee. Excluding this fee, distribution fees and other income were $5.7 million, an increase of 47% from the $3.9 million reported in the first quarter of 1999. This increase results from the growth in average assets managed in open end mutual funds which generate distribution fees under 12b-1 compensation plans.

         Total expenses were $35.1 million in the first quarter of 2000, a 41.6% increase over total expenses, excluding the $50.7 million non-recurring charge, of $24.8 million in 1999. Total expenses declined as a percentage of total revenues to 60.8% in 2000 from 62.5% in the prior year quarter as the Company continues to benefit from spreading the fixed component of both compensation costs and other operating expenses over a larger revenue base. Compensation costs, which are largely variable in nature, were $23.7 million in 2000, 41.5% ahead of the first quarter of 1999. Management fee expense, which is totally variable and based on pretax income, increased 45.8% to $2.7 million in 2000 versus $1.9 million a year earlier. Other operating expenses increased $2.5 million, or 40.6%, to $8.7 million in the current year versus $6.2 million in the first quarter of 1999. This increase, principally resulting from the increased mutual fund distribution costs associated with the more than 53% increase in average open end equity mutual fund assets under management, was partially offset by lower mutual fund administration costs.

         Other income, net, which includes investment gains from our proprietary portfolio was $2.1 million in both the first quarter of 2000 and the first quarter of 1999.

         The effective tax rate for the first quarter of 2000 was approximately 39.6%. In the first quarter of 1999, the Company had recorded a tax benefit of $15.1 million, which included a deferred tax benefit of $19.8 million related to a non-recurring charge of $50.7 million. On a pro forma basis and excluding this deferred tax benefit, the effective tax rate for the first quarter of 1999 was 41.1%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets are primarily liquid, consisting mainly of cash, short term investments, securities held for investment purposes and investments in partnerships in which the Company is a general or limited partner. Investments in partnerships are generally illiquid, however, the underlying investments in such partnerships are generally liquid and the valuations of the investment partnerships reflect this underlying liquidity.

         Cash requirements and liquidity needs have historically been met through cash generated by operating activities and through the Company's borrowing capacity. At March 31, 2000, the Company had cash and cash equivalents of $121.1 million, an increase of $18.1 million from December 31, 1999. Included in cash and cash equivalents at March 31, 1999 were net proceeds of approximately $96 million received from the sale of the Company's Class A Common Stock in an initial public offering completed on February 17, 1999. Proceeds from the Offering are being used for general corporate purposes, including working capital, and achieving strategic growth plans which call for expanding product offerings, accessing new distribution channels and pursuing strategic acquisitions or alliances, as opportunities arise.

         Cash provided by operating activities was $17.5 million in the first quarter of 2000 principally resulting from $14.0 million in net income. In the first quarter of 1999, cash used in operating activities was $11.4 million.

         Cash provided by investing activities, related to investments in and distributions from partnerships and affiliates, was $2.3 million in the first quarter of 2000. Cash provided by these investing activities in the first quarter of 1999 was $5.2 million.

         Cash used in financing activities in the first quarter of 2000 was $1.8 million. Cash provided by financing activities in the first quarter of 1999 was $69.2 million principally resulting from the receipt of the net proceeds from the Offering of $96 million partially offset by distributions to shareholders of $10 million and $18.2 million of cash included in the deemed distribution.

         Based upon the Company's current level of operations and its anticipated growth, the Company expects that its current cash balances plus cash flows from operating activities and its borrowing capacity will be sufficient to finance its working capital needs for the foreseeable future. The Company has no material commitments for capital expenditures.

         Gabelli & Company is registered with the Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. At March 31, 2000, Gabelli & Company had net capital, as defined, of approximately $15.2 million exceeding the regulatory requirement by approximately $15.0 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

Market Risk

         The Company is subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. The Company's
exposure  to  market  risk  is  directly   related  to  its  role  as  financial
intermediary and advisor for assets under management in its mutual funds, institutional and separate accounts business and its proprietary trading activities. Since December 31, 1999, the Company has increased its positions in securities held for investment purposes effectively increasing its exposure to market risk. At March 31, 2000, the Company's primary market risk exposure was for changes in equity prices and interest rates. Included in investments in securities of $81.8 million at March 31, 2000 were investments in Treasury Bills and Notes of $28.2 million, in mutual funds, largely invested in equity products, of $28.2 million, a diverse selection of common stocks totaling $24.3 million and other investments of approximately $1 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, the Company may alter its investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. More than $20.2 million of the $24.3 million invested in common stocks at March 31, 2000, represents the Company's participation in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. These transactions involve announced deals with agreed upon terms and conditions, including pricing, which generally involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

         The Company's exposure to interest rate risk results, principally, from its investment of excess cash in government obligations. These investments are primarily short term in nature and the fair value of these investments generally approximates market value.

     The Company's revenues are largely driven by the market value of its assets under management and are therefore exposed to fluctuations in market prices. Investment advisory fees for mutual funds are based on average daily asset values. Management fees earned on institutional and separate accounts, for any given quarter, are determined based on asset values on the last day of the preceding quarter. Any significant increases or decreases in market value of institutional and separate accounts assets managed which occur on the last day of the quarter will result in a relative increase or decrease in revenues for the following quarter.

Forward Looking Information

     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking information", including information relating to anticipated growth in assets under management, revenues or earnings, strategies to bring about anticipated growth, anticipated expenselevels and expectations regarding market risk. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance or events. Actual results may differ materially from those in forward-looking information as a result of many risk factors including, but not limited to, economic, competitive, governmental and technological, many of which are beyond the Company's control or are subject to change. Further, such forward-looking information speaks only as of the date on which such statements are made and the Company undertakes no obligation to update any forward-looking information to reflect changes in events or circumstances subsequent to the date made or to reflect the occurrence of unanticipated events.

Part II:  Other Information

         Item 6.    (a)      Exhibits

                             Exhibit No.      Description
                             -----------      -----------
                             27-1             Financial Data Schedule

                    (b)      Reports on Form 8-K.

                    The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

         SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   GABELLI ASSET MANAGEMENT INC.
                                                   -----------------------------
                                                             (Registrant)




            May 10, 2000              /s/ Robert S. Zuccaro
         ------------------           --------------------------------------
               Date                   Robert S. Zuccaro
                                      Vice President and Chief Financial Officer