Form 10-Q
period 2000-06-30
GABELLI ASSET MANAGEMENT INC
filed 2000-08-14
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                                         or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Yes  X    No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

            Class                                Outstanding at June 30, 2000
            -----                            -----------------------------------
Class A Common Stock, .001 par value                        5,589,200
Class B Common Stock, .001 par value                       24,000,000

                                      INDEX

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Operations:
                    -        Three months ended June 30, 1999 and 2000
                    -        Six months ended June 30, 1999 and 2000

                  Condensed Consolidated Statements of Financial Condition:
                    -        June 30, 2000
                    -        December 31, 1999 (Audited)

                  Condensed Consolidated Statements of Cash Flows:
                    -        Six months ended June 30, 1999 and 2000

                  Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosures about Market Risk)


PART II.    OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K




SIGNATURES

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)

                                                         Three Months Ended
                                                               June 30,
                                                   ------------------------------

                                                      1999                 2000
                                                    --------             --------

Revenues
  Investment advisory and incentive fees. . . .     $ 35,440             $ 47,468
  Commission revenue. . . . . . . . . . . . . .        3,333                3,915
  Distribution fees and other income. . . . . .        3,850                5,737
                                                      ------               ------
     Total revenues . . . . . . . . . . . . . .       42,623               57,120
Expenses
  Compensation costs. . . . . . . . . . . . . .       17,504               23,290
  Management fee. . . . . . . . . . . . . . . .        2,318                2,783
  Other operating expenses. . . . . . . . . . .        8,297                8,905
                                                      ------                -----
     Total expenses . . . . . . . . . . . . . .       28,119               34,978

Operating income. . . . . . . . . . . . . . . .       14,504               22,142
Other income (expense)
  Net gain from investments . . . . . . . . . .        5,904                1,468
  Interest and dividend income. . . . . . . . .        1,323                2,355
  Interest expense. . . . . . . . . . . . . . .         (872)                (925)
                                                      ------               ------
     Total other income, net. . . . . . . . . .        6,355                2,898
                                                      ------               ------
Income before income taxes and
  minority interest . . . . . . . . . . . . . .       20,859               25,040
  Income tax provision. . . . . . . . . . . . .        8,260                9,916
  Minority interest. . . . . . .  . . . . . . .          944                  870
                                                      ------               ------
    Net income. . . . . . . . . . . . . . . . .     $ 11,655             $ 14,254
                                                      ======               ======

Net income per share:
  Basic and diluted . . . . . . . . . . . . . .     $   0.39             $   0.48
                                                      ======               ======

Weighted average shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . . .       29,949               29,589
                                                      ======               ======

Weighted average shares outstanding:
  Diluted . . . . . . . . . . . . . . . . . . .       29,949               29,877
                                                      ======               ======


                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)

                                                                      Six Months Ended
                                                                           June 30,
                                                                ----------------------------

                                                                   1999              2000
                                                                 --------          --------

Revenues
  Investment advisory and incentive fees. . . . . . . . .        $ 68,357          $ 92,657
  Commission revenue. . . . . . . . . . . . . . . . . . .           6,253             7,693
  Distribution fees and other income. . . . . . . . . . .           7,704            14,543
                                                                  -------           -------
     Total revenues . . . . . . . . . . . . . . . . . . .          82,314           114,893
Expenses
  Compensation costs. . . . . . . . . . . . . . . . . . .          34,279            47,019
  Management fee. . . . . . . . . . . . . . . . . . . . .           5,300             5,532
  Other operating expenses. . . . . . . . . . . . . . . .          14,482            17,567
  Non recurring charge. . . . . . . . . . . . . . . . . .          50,725                 -
                                                                  -------           -------
     Total expenses . . . . . . . . . . . . . . . . . . .         104,786            70,118

Operating (loss)income. . . . . . . . . . . . . . . . . .         (22,472)           44,775
Other income (expense)
  Net gain from investments . . . . . . . . . . . . . . .          10,153             2,621
  Interest and dividend income. . . . . . . . . . . . . .           2,481             4,246
  Interest expense. . . . . . . . . . . . . . . . . . . .          (1,588)           (1,858)
                                                                  -------           -------
     Total other income, net. . . . . . . . . . . . . . .          11,046             5,009
(Loss) income before income taxes and
  minority interest . . . . . . . . . . . . . . . . . . .         (11,426)           49,784
  Income tax (benefit) provision. . . . . . . . . . . . .          (6,858)           19,715
  Minority interest . . . . . . . . . . . . . . . . . . .           1,658             1,819
                                                                  -------           -------
    Net (loss) income . . . . . . . . . . . . . . . . . .        $ (6,226)         $ 28,250
                                                                  =======           =======
Net (loss) income per share:
  Basic and diluted . . . . . . . . . . . . . . . . . . .        $  (0.22)         $   0.95
                                                                  =======           =======
Weighted average shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . . . . . . . .          28,416            29,616
                                                                  =======           =======
Weighted average shares outstanding:
  Diluted . . . . . . . . . . . . . . . . . . . . . . . .          28,416            29,780
                                                                  =======           =======

Pro forma data:
  (Loss) before income taxes and minority interest,
    as reported . . . . . . . . . . . . . . . . . . . . .        $(11,426)
  Pro forma interest expense on $50 million note payable.            (338)
  Pro forma management fee adjustment from 20% to 10% of
    pre tax profits . . . . . . . . . . . . . . . . . . .           1,097
  Pro forma reallocations to the new parent company . . .              23
  Pro forma effect on income and expenses of distribution
    of assets and liabilities. . . . . . . . . . . . . .           (2,256)
  Pro forma benefit for income taxes. . . . . . . . . . .           4,597
  Pro forma minority interest . . . . . . . . . . . . . .          (1,658)
                                                                  -------
  Pro forma net (loss) . . . .. . . . . . . . . . . . . .        $( 9,961)
                                                                  =======

    Pro forma net (loss) per share:
      Basic and diluted . . . . . . . . . . . . . . . . .        $  (0.33)
                                                                  =======

    Pro forma weighted average shares outstanding:
      Basic and diluted. . . . . . . . . . . . . . . . .           29,974
                                                                  =======


                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)


                                                       December 31,       June 30,
                                                           1999             2000
                                                      --------------    -----------
                                                                        (Unaudited)
ASSETS

Cash and cash equivalents . . . . . . . . . . . .      $ 103,032        $ 105,964
Investments in securities . . . . . . . . . . . .         69,791           84,097
Investments in partnerships and affiliates. . . .         21,018           36,940
Receivable from brokers . . . . . . . . . . . . .              -            9,561
Investment advisory fees receivable . . . . . . .         14,269           14,703
Deferred income taxes, net. . . . . . . . . . . .         16,887           17,391
Other assets. . . . . . . . . . . . . . . . . . .         18,065           16,430
                                                        --------          -------

     Total assets . . . . . . . . . . . . . . . .      $ 243,062        $ 285,086
                                                        ========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable. . . . . . . . . . . . . . . . . . .         50,000           50,000
Payable to brokers. . . . . . . . . . . . . . . .          5,637                -
Income taxes payable. . . . . . . . . . . . . . .          4,592            3,477
Compensation payable. . . . . . . . . . . . . . .         10,260           28,063
Accrued expenses and other liabilities. . . . . .         10,179           12,935
                                                        --------          -------

     Total liabilities. . . . . . . . . . . . . .         80,668           94,475

Minority interest . . . . . . . . . . . . . . . .         14,818           16,547

Stockholders' equity: . . . . . . . . . . . . . .        147,576          174,064
                                                        --------          -------

Total liabilities and stockholders' equity. . . .      $ 243,062        $ 285,086
                                                        ========          =======




See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)


                                                                           Six Months Ended
                                                                                June 30,
                                                                      --------------------------

                                                                         1999             2000
                                                                      ---------        ---------

Operating activities
Net (loss) income . . . . . . . . . . . . . . . . . . . . .           $ (6,226)        $  28,250
Adjustments  to  reconcile  net (loss)  income to net cash
(used in) provided by operating activities:
  Equity in earnings of partnerships and affiliates . . . .             (4,002)           (3,401)
  Depreciation and amortization . . . . . . . . . . . . . .                397               344
  Non recurring charge. . . . . . . . . . . . . . . . . . .             50,725                -
  Deferred income taxes, net. . . . . . . . . . . . . . . .            (19,830)             (504)
  Minority interest in net income of consolidated
     subsidiaries . . . . . . . . . . . . . . . . . . . . .              1,658             1,819
  Changes in operating assets and liabilities . . . . . . .            (47,675)           (9,263)
                                                                       --------         --------
Total adjustments . . . . . . . . . . . . . . . . . . . . .            (18,727)          (11,005)
                                                                       --------         --------

Net cash (used in) provided by operating activities . . . .            (24,953)           17,245
                                                                       -------          --------

Investing activities
Distributions from partnerships and affiliates. . . . . . .              5,187             3,436
Investments in partnerships and affiliates. . . . . . . . .                (25)          (15,897)
                                                                       -------          --------

Net cash provided by (used in) investing activities . . . .              5,162           (12,461)
                                                                       -------          --------

Financing activities
Distributions to shareholders . . . . . . . . . . . . . . .            (10,023)                -
Sale (purchase) of minority stockholders' interest. . . . .                619               (90)
Net proceeds from issuance of common stock. . . . . . . . .             96,068                 -
Purchase of treasury stock. . . . . . . . . . . . . . . . .             (2,039)           (1,762)
Cash included in deemed distribution. . . . . . . . . . . .            (18,170)                -
                                                                       --------         --------

Net cash provided by (used in) financing activities . . . .             66,455            (1,852)
                                                                       -------          --------

Net increase in cash and cash equivalents . . . . . . . . .             46,664             2,932
Cash and cash equivalents at beginning of period. . . . . .             50,222           103,032
                                                                       -------          --------

Cash and cash equivalents at end of period. . . . . . . . .           $ 96,886         $ 105,964
                                                                       =======          ========

See footnote C regarding non-cash financing transactions.


See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

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

B.  Basis of Presentation

         The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

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

C.  Stockholder's Equity

    Stock Award and Incentive Plan

         On February 15, 2000, the Compensation Committee of the Board of Directors approved a second option grant of 135,000 shares under the Stock Award and Incentive Plan at an exercise price, equal to the market price on that date, of $16.00 per share. At June 30, 2000, there were 335,500 shares available for future awards.

     Stock Repurchase Program

         During 1999 the Board of Directors authorized the repurchase of up to $6,000,000 of the Company's Class A Common Stock. The Company completed the stock buyback during the quarter ended March 31, 2000. During the first quarter of 2000 the Board of Directors authorized the repurchase of an additional $3,000,000 of shares in open market transactions. Through June 30, 2000, the Company has repurchased 410,900 shares, including 110,000 in the first quarter of 2000, at an average cost of $15.61 per share, which are held in treasury.

D.  Pro Forma Information

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

E. Earnings Per Share

         Net income per share is computed in accordance with the Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic net income per common share is calculated by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share is computed using the treasury stock method and includes the effect of the assumed exercise of dilutive stock options.

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

RESULTS OF OPERATIONS

         The pro forma information presented herein for the six months ended June 30, 1999 presents results of operations as if the Reorganization and Offering had occurred at the beginning of 1999. The Company believes the pro forma results provide more meaningful information for comparing operating results and earnings trends. The pro forma information is not necessarily indicative of the results that the Company would have reported had these events occurred at the beginning of the year.

         Information for the six months ended June 30, 1999 is also presented herein on an "as reported" basis to meet certain disclosure requirements. This information does not give effect to assets and liabilities assumed to be distributed as part of the Reorganization and the resulting impact on allocated income and expenses; the $50 million deferred payment to the Chairman and Chief Executive Officer net of deferred tax benefit; the reduction in the management fee from 20% to 10% and the conversion from an "S" corporation to a "C" corporation for tax purposes. The net effect of these adjustments was to lower net income on a pro forma basis for the six months of 1999 by $3.7 million. These adjustments principally consisted of $2.3 million of investment earnings from assets distributed as part of the Reorganization and a $2.3 million increase in the pro forma tax provision due to the conversion from an S corporation to a C corporation partially offset by a $1.1 million decrease in the pro forma management fee.

Three Months Ended June 30, 2000 as Compared to the
Three Months Ended June 30, 1999

Consolidated Results - Three Months Ended June 30:

                                                              (unaudited; in thousands, except per share data)


                                                                   1999            2000       % Change
                                                                ----------      ----------    --------
Revenues                                                        $   42,623      $   57,120      34.0
Expenses                                                            28,119          34,978      24.4
                                                                ----------      ----------
Operating income                                                    14,504          22,142      52.7
Other income, net                                                    6,355           2,898
                                                                ----------      ----------
Income before taxes and minority interest                           20,859          25,040      20.0
Income tax provision                                                 8,260           9,916
Minority interest                                                      944             870
                                                                ----------      ----------
Net income                                                      $   11,655      $   14,254      22.3
                                                                ==========      ==========

Net income per share:
   Basic and diluted                                            $     0.39      $     0.48      23.1
                                                                ==========      ==========

Included in income before taxes and minority interest:
Depreciation and amortization                                   $      223      $      175
Interest expense                                                $      872      $      925

Adjusted EBITDA(a)                                              $   21,954      $   26,140      19.1



(a) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and minority interest.

         Total revenues rose 34% in the second quarter of 2000, to $57.1 million, up $14.5 million from $42.6 million in the second quarter of 1999. The increase in revenues results from the increase in assets under management, which drive investment advisory fees, commission revenues and incentive fees earned as General Partner of the alternative investment partnerships.

         Investment advisory and incentive fees, which comprise 83% of total revenues, were $47.5 million in the second quarter of 2000, 34% higher than the same period a year earlier. The growth in investment advisory and incentive fees is based on the growth in average assets under management, for mutual funds and partnerships and asset values on the last day of the preceding quarter for institutional and separate accounts. For the second quarter of 2000 average assets under management in open end equity funds was $9.2 billion, a 46%
increase from the prior year average open end equity assets managed of $6.3 billion. Assets under management used in computing fees from institutional and separate accounts rose 14% for the second quarter of 2000 versus the same period a year earlier.

         Commission revenue was $3.9 million in the second quarter of 2000, 17% higher than the same period a year earlier, largely the result of increased trading volume associated with our mutual fund business.

         Distribution fees and other income were $5.7 million, an increase of 49% from the $3.9 million reported in the second quarter of 1999. This increase results from the growth in average assets managed in open end mutual funds which generate distribution fees under 12b-1 compensation plans.

         Total expenses were $35.0 million in the second quarter of 2000, a 24% increase as compared to $28.1 million in the second quarter of 1999. The 1999 quarter had included $0.6 million of additional compensation costs and $0.9 million of other additional operating costs which were directly related to investment earnings reflected as part of other income. Excluding these costs, total expenses rose $8.4 million or 32% in 2000 versus the prior year quarter. Compensation costs, which are largely variable in nature, were $23.3 million in 2000, 33% ahead of the second quarter of 1999. Excluding the additional compensation costs referred to previously compensation costs rose $6.4 million or 38% in 2000 versus 1999. Management fee expense, which is totally variable and based on pretax income, increased 20% to $2.8 million in 2000 versus $2.3 million a year earlier. Other operating expenses increased $0.6 million, or 7%, to $8.9 million in the current year versus $8.3 million in the second quarter of 1999. This increase, principally resulting from the increased mutual fund distribution costs associated with the 46% increase in average open end equity mutual fund assets under management, was partially offset by lower mutual fund administration costs and the $0.9 million of additional other operating costs related to investment earnings in the prior year.

         Other income, net, which includes investment gains from our proprietary portfolio was $2.9 million in 2000 as compared to $6.4 million in the second quarter of 1999. Included in the 1999 quarter were $3.1 million in profits from venture capital investments.

         The effective tax rate for both the 2000 and 1999 quarters was approximately 39.6%.

Six  Months Ended June 30, 2000 as Compared to the
Six Months Ended June 30, 1999

Consolidated Results - Six Months Ended June 30:

                                                              (unaudited; in thousands, except per share data)
                                                                                    1999 (a)
                                                                     1999           Adjusted                   % Change
                                                                 (as reported)    (pro forma)     2000      (vs. pro forma)
                                                                 -------------    -----------    ------     ---------------
Revenues                                                         $    82,314      $   82,314    $ 114,893         39.6
Expenses                                                             104,786          52,941       70,118         32.4
                                                                 -----------      ----------    ---------
Operating (loss) income                                              (22,472)         29,373       44,775         52.4
Other income, net                                                     11,046           8,452        5,009
                                                                 -----------      ----------    ---------
(Loss) income before taxes and minority interest                     (11,426)         37,825       49,784         31.6
Income tax (benefit) provision                                        (6,858)         15,233       19,715
Minority interest                                                      1,658           1,658        1,819
                                                                 -----------      ----------    ---------
Net (loss) income                                                $   ( 6,226)     $   20,934    $  28,250         34.9
                                                                 ===========      ==========    =========

Net income per share:
   Basic and diluted                                                            $       0.70    $    0.95         35.7
                                                                                ============    =========

Included in income before taxes and minority interest:
Depreciation and amortization                                                   $        397    $     344
Interest expense                                                                $      1,803    $   1,858

Adjusted EBITDA(b)                                                              $     40,025    $  51,986         29.9

(a) The 1999 adjusted pro forma results above do not include the $50.7 million non-recurring charge ($30.9 million net of tax benefit or $1.03 per share) recorded in the first quarter of 1999. After giving effect to this charge, net of tax, the Company had a net loss of $0.33 per share for the six months ended June 30, 1999.

(b) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and minority interest.

     Total revenues rose 40% in the first half of 2000, to $114.9 million, up $32.6 million from $82.3 million in the first half of 1999. Included in total revenue is a $3.1 million investment banking fee earned by a subsidiary in the first quarter of 2000. Excluding this fee total revenues were $111.8 million, a 36% increase over the prior year first half.

     Investment advisory and incentive fees, which comprise 81% of total revenues, were $92.7 million in the first half of 2000, 36% higher than the same period a year earlier. The growth in investment advisory and incentive fees is based on the growth in average assets under management, principally in the open end equity mutual funds, during the respective periods. Average assets under management were $22.4 billion during the first half of 2000, 28% higher than average assets of $17.4 billion during the first half of 1999. Average assets under management in open end equity mutual funds climbed 49%, to $9.0 billion, in the first half of 2000 compared to $6.0 billion during the first half of 1999.

     Commission revenue was $7.7 million in the first half of 2000, 23% higher than the same period a year earlier.

     Distribution fees and other income were $14.5 million for the first six months of 2000 including a $3.1 million investment banking fee, as compared to $7.7 million in 1999. Excluding this fee, distribution fees and other income were $11.4 million in 2000, an increase of 48% from the $7.7 million reported in the first half of 1999 largely resulting from the growth in average assets managed in open end mutual funds which generate distribution fees under 12b-1 compensation plans.

     Total expenses were $70.1 million in the first half of 2000, a 32% increase over total expenses, excluding the $50.7 million non-recurring charge, of $52.9 million in 1999. Included in total expenses in 1999 were $1.5 million of additional compensation ($0.6 million) and other operating costs ($0.9 million) directly related to investment earnings. Excluding these costs total expenses increased $18.7 million or 36% from the prior year and declined, as a percentage of revenues, to 61% in 2000 from 62% in 1999. Compensation costs were $47.0 million in 2000, 37% ahead of the first half of 1999. Management fee expense, which is totally variable and based on pretax income, increased 32% to $5.5 million in 2000 versus $4.2 million a year earlier. Other operating expenses increased $0.9 million, or 5%, to $17.6 million in the current year versus $16.7 million in the first half of 1999. This increase, principally resulting from the increased mutual fund distribution costs associated with the more than 49% increase in average open end equity mutual fund assets under management, was partially offset by lower mutual fund administration costs and the $0.9 million of additional costs related to investment earnings in the prior year.

     Other income, net, which includes investment gains from our proprietary portfolio was $5.0 million during the first half of 2000 as compared to $10.7 million during the first half of 1999. During the first half of 1999 the Company realized $3.1 million in profits from several venture capital investments.

     The effective tax rate for the first half of 2000 was approximately 39.6%. In the first half of 1999, the Company had recorded a tax benefit of $15.2 million, which included a deferred tax benefit of $19.8 million related to a non-recurring charge of $50.7 million. On a pro forma basis and excluding this deferred tax benefit, the effective tax rate for the first half of 1999 was 40.3%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets are primarily liquid, consisting mainly of cash, short term investments, securities held for investment purposes and investments in partnerships in which the Company is a general or limited partner. Although investments in partnerships are generally illiquid, the underlying investments in such partnerships are generally liquid and the valuations of the investment partnerships reflect this underlying liquidity.

    Summary cash flow data is as follows:

                                                                  Six Months Ended June 30,
                                                              --------------------------------
                                                                  1999               2000
                                                                  ----               ----
                                                                       (in thousands)
  Cash flows provided by (used in):
      Operating activities                                      $ (24,953)        $  17,245
      Investing activities                                          5,162           (12,461)
      Financing activities                                         66,455           ( 1,852)
                                                                ---------         ---------
      Increase                                                     46,664             2,932
      Cash and cash equivalents at beginning of year               50,222           103,032
                                                                ---------         ---------
      Cash and cash equivalents at end of year                  $  96,886        $  105,964
                                                                =========         =========


     Cash requirements and liquidity needs have historically been met through cash generated by operating activities and through the Company's borrowing capacity. At June 30, 2000, the Company had cash and cash equivalents of $106.0 million, an increase of $2.9 million from December 31, 1999.

     Cash provided by operating activities of $17.2 million in the first half of 2000 resulting from $28.3 million in net income partially offset by the net increase of $9.3 million in other operating assets. In the first half of 1999, cash used in operating activities was $25.0 million.

     Cash used by investing activities, principally related to increased investments in partnerships and affiliates, was $12.5 million in the first half of 2000. Cash provided by investing activities in the first half of 1999 was $5.2 million largely due to distributions received from partnerships and affiliates.

     Cash used in financing activities in the first half of 2000 of $1.9 was million principally due to the purchase of the Company's Class A Common Stock under its Stock Repurchase Program. Cash provided by financing activities in the first half of 1999 was $66.5 million and principally resulting from the net proceeds received from the Offering of $96 million partially offset by distributions to shareholders of $10 million and $18.2 million of cash included in the deemed distribution.

     Based upon the Company's current level of operations and its anticipated growth, the Company expects that its current cash balances plus cash flows from operating activities and its borrowing capacity will be sufficient to finance its working capital needs for the foreseeable future. The Company has no material commitments for capital expenditures.

     Gabelli & Company is registered with the Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. At June 30, 2000, Gabelli & Company had net capital, as defined, of approximately $11.2 million exceeding the regulatory requirement by approximately $10.9 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

Market Risk

     The Company is subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. The Company's
exposure  to  market  risk  is  directly   related  to  its  role  as  financial
intermediary and advisor for assets under management in its mutual funds, institutional and separate accounts business and its proprietary trading activities. Since December 31, 1999, the Company has increased its positions in securities held for investment purposes effectively increasing its exposure to market risk. At June 30, 2000, the Company's primary market risk exposure was for changes in equity prices and interest rates. Included in investments in securities of $84.1 million at June 30, 2000 were investments in government obligations of $32.5 million, in mutual funds, largely invested in equity products, of $29.0 million, a diverse selection of common stocks totaling $21.6 million and other investments of approximately $1.0 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, the Company may alter its investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. More than $18.4 million of the $21.6 million invested in common stocks at June 30, 2000, represents the Company's participation in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. These transactions involve announced deals with agreed upon terms and conditions, including pricing, which generally involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

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

Part II:  Other Information

         Item 4.           Submission of Matters to a Vote of Security Holders

                    The Annual Meeting of Stockholders of Gabelli Asset Management Inc. was held in Greenwich, Connecticut on May 16, 2000. At that meeting, the stockholders considered and acted upon the following proposals:

                    A. THE ELECTION OF DIRECTORS. The stockholders elected the following individuals to serve as directors until the 2001 annual meeting of stockholders and until their respective successors are duly elected and qualified. All the directors were elected with more than 99.7% of the total votes cast.

                         Raymond C. Avansino
                         John C. Ferrara
                         Mario J. Gabelli
                         Eamon M. Kelly
                         Karl Otto Pohl



         Item 6.    (a)      Exhibits

                             Exhibit No.            Description
                             -----------      -----------------------
                                27-1          Financial Data Schedule

                    (b)      Reports on Form 8-K.

                             The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.







         SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GABELLI ASSET MANAGEMENT INC.
                                      -----------------------------
                                               (Registrant)



         August 4, 2000               /s/ Robert S. Zuccaro
         --------------               ---------------------
             Date                     Robert S. Zuccaro
                                      Vice President and Chief Financial Officer