Form 10-Q
period 2000-09-30
GABELLI ASSET MANAGEMENT INC
filed 2000-11-14
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission File No. 1-106
                    -----

                             GABELLI ASSET MANAGEMENT INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant asspecified in its charter)

            New York                                   13-4007862
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

One Corporate Center, Rye, New York                       10580
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

(914)921-3700
--------------------------------------------------------------------------------
Registrant's telephone number, including area code




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----    ----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

            Class                             Outstanding at September 30, 2000
            -----                          -------------------------------------
Class A Common Stock, .001 par value                     5,524,300
Class B Common Stock, .001 par value                    24,000,000

                                      INDEX

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited, except as noted)

         Condensed Consolidated Statements of Operations:
         -        Three months ended September 30, 1999 and 2000
         -        Nine months ended September 30, 1999 and 2000

         Condensed Consolidated Statements of Financial Condition:
         -        September 30, 2000
         -        December 31, 1999 (Audited)

         Condensed Consolidated Statements of Cash Flows:
         -        Nine months ended September 30, 1999 and 2000

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

Item 6.  Exhibits and Reports on Form 8-K




SIGNATURES

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)

                                                                         Three Months Ended
                                                                            September 30,
                                                               ----------------------------------------

                                                                  1999                 2000
                                                                --------             --------
Revenues
  Investment advisory and incentive fees. . . . . . . . .       $ 37,337             $ 49,009
  Commission revenue. . . . . . . . . . . . . . . . . . .          2,199                3,800
  Distribution fees and other income. . . . . . . . . . .          4,555                6,355
                                                                  ------               ------
     Total revenues . . . . . . . . . . . . . . . . . . .         44,091               59,164
Expenses
  Compensation costs. . . . . . . . . . . . . . . . . . .         17,900               24,685
  Management fee. . . . . . . . . . . . . . . . . . . . .          2,040                2,844
  Other operating expenses. . . . . . . . . . . . . . . .          6,723               10,024
                                                                  ------               ------
     Total expenses . . . . . . . . . . . . . . . . . . .         26,663               37,553

Operating income. . . . . . . . . . . . . . . . . . . . .         17,428               21,611
Other income (expense)
  Net gain from investments . . . . . . . . . . . . . . .            279                2,732
  Interest and dividend income. . . . . . . . . . . . . .          1,583                2,188
  Interest expense. . . . . . . . . . . . . . . . . . . .           (926)                (933)
                                                                  ------               ------
     Total other income, net. . . . . . . . . . . . . . .            936                3,987
                                                                  ------               ------
Income before income taxes and
  minority interest . . . . . . . . . . . . . . . . . . .         18,364               25,598
  Income tax provision. . . . . . . . . . . . . . . . . .          7,297               10,137
  Minority interest. . . . . . .  . . . . . . . . . . . .            830                  971
                                                                  ------               ------
    Net income. . . . . . . . . . . . . . . . . . . . . .       $ 10,237             $ 14,490
                                                                  ======               ======

Net income per share:
  Basic . . . . . . . . . . . . . . . . . . . . . . . . .       $   0.34             $   0.49
                                                                  ======               ======

  Diluted . . . . . . . . . . . . . . . . . . . . . . . .       $   0.34             $   0.48
                                                                  ======               ======


Weighted average shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . . . . . . . .         29,861               29,547
                                                                  ======               ======

  Diluted . . . . . . . . . . . . . . . . . . . . . . . .         29,861               29,969
                                                                  ======               ======





                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                --------------------------------------

                                                                        1999               2000
                                                                      --------          ---------

Revenues
  Investment advisory and incentive fees. . . . . . . . .             $105,694          $ 141,666
  Commission revenue. . . . . . . . . . . . . . . . . . .                8,452             11,493
  Distribution fees and other income. . . . . . . . . . .               12,259             20,898
                                                                       -------            -------
     Total revenues . . . . . . . . . . . . . . . . . . .              126,405            174,057
Expenses
  Compensation costs. . . . . . . . . . . . . . . . . . .               52,179             71,704
  Management fee. . . . . . . . . . . . . . . . . . . . .                7,339              8,376
  Other operating expenses. . . . . . . . . . . . . . . .               21,205             27,591
  Non-recurring charge. . . . . . . . . . . . . . . . . .               50,725                  -
                                                                       -------            -------
     Total expenses . . . . . . . . . . . . . . . . . . .              131,448            107,671

Operating (loss)income. . . . . . . . . . . . . . . . . .               (5,043)            66,386
Other income (expense)
  Net gain from investments . . . . . . . . . . . . . . .               10,432              5,353
  Interest and dividend income. . . . . . . . . . . . . .                4,064              6,434
  Interest expense. . . . . . . . . . . . . . . . . . . .               (2,514)            (2,791)
                                                                       --------           --------
     Total other income, net. . . . . . . . . . . . . . .               11,982              8,996
Income before income taxes and
  minority interest . . . . . . . . . . . . . . . . . . .                6,939             75,382
  Income tax provision. . . . . . . . . . . . . . . . . .                  439             29,852
  Minority interest . . . . . . . . . . . . . . . . . . .                2,488              2,790
                                                                       -------            -------
    Net income . . . . . . . . . . . . . . . . . .                    $  4,012           $ 42,740
                                                                       =======            =======
Net income per share:
  Basic . . . . . . . . . . . . . . . . . . . . . . . . .             $   0.14           $   1.44
                                                                       =======            =======
  Diluted . . . . . . . . . . . . . . . . . . . . . . . .             $   0.14           $   1.43
                                                                       =======            =======

Weighted average shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . . . . . . . .               28,903             29,593
                                                                       =======            =======
  Diluted . . . . . . . . . . . . . . . . . . . . . . . .               28,903             29,857
                                                                       =======            =======

Pro forma data:
  Income before income taxes and minority interest,
    as reported . . . . . . . . . . . . . . . . . . . . .             $  6,939
  Pro forma interest expense on $50 million note payable.                 (338)
  Pro forma management fee adjustment from 20% to 10% of
    pre tax profits . . . . . . . . . . . . . . . . . . .                1,097
  Pro forma reallocations to the new parent company . . .                   23
  Pro forma effect on income and expenses of distribution
    of assets and liabilities. . . . . . . . . . . . . .                (2,256)
  Pro forma provision for income taxes.. . . . . . . . . .              (2,701)
  Pro forma minority interest . . . . . . . . . . . . . .               (2,488)
                                                                       -------
  Pro forma net income . . . .. . . . . . . . . . . . . .             $    276
                                                                       =======

    Pro forma net income per share:
      Basic and diluted . . . . . . . . . . . . . . . . .             $   0.01
                                                                       =======

    Pro forma weighted average shares outstanding:
      Basic and diluted. . . . . . . . . . . . . . . . .                29,936
                                                                       =======



                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)


                                                        December 31,            September 30,
                                                            1999                    2000
                                                      ----------------       ------------------
                                                                                 (Unaudited)
ASSETS

Cash and cash equivalents . . . . . . . . . . . .       $  103,032              $ 103,677
Investments in securities . . . . . . . . . . . .           69,791                110,282
Investments in partnerships and affiliates. . . .           21,018                 52,560
Investment advisory fees receivable . . . . . . .           14,269                 15,453
Deferred income taxes, net. . . . . . . . . . . .           16,887                 17,599
Other assets. . . . . . . . . . . . . . . . . . .           18,065                 17,619
                                                          --------               --------

     Total assets . . . . . . . . . . . . . . . .       $  243,062              $ 317,190
                                                          ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable. . . . . . . . . . . . . . . . . . .           50,000                 50,000
Payable to brokers. . . . . . . . . . . . . . . .            5,637                  6,863
Income taxes payable. . . . . . . . . . . . . . .            4,592                  4,289
Compensation payable. . . . . . . . . . . . . . .           10,260                 36,476
Accrued expenses and other liabilities. . . . . .           10,179                 15,008
                                                          --------               --------

     Total liabilities. . . . . . . . . . . . . .           80,668                112,636

Minority interest . . . . . . . . . . . . . . . .           14,818                 17,476

Stockholders' equity: . . . . . . . . . . . . . .          147,576                187,078
                                                          --------               --------

Total liabilities and stockholders' equity. . . .       $  243,062              $ 317,190
                                                          ========               ========



See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)


                                                                           Nine Months Ended
                                                                              September 30,
                                                                    ---------------------------------
                                                                        1999               2000
                                                                      --------           --------

Operating activities
Net income . . . . . . . . . . . . . . . . . . . . . . . .            $  4,012           $ 42,740
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
  Equity in earnings of partnerships and affiliates . . . .             (5,060)            (4,897)
  Depreciation and amortization . . . . . . . . . . . . . .                572                521
  Non recurring charge. . . . . . . . . . . . . . . . . . .             50,725                  -
  Deferred income taxes, net. . . . . . . . . . . . . . . .            (19,830)              (712)
  Minority interest in net income of consolidated
     subsidiaries . . . . . . . . . . . . . . . . . . . . .              2,488              2,790
  Changes in operating assets and liabilities . . . . . . .            (36,687)            (9,782)
                                                                       -------            -------
Total adjustments . . . . . . . . . . . . . . . . . . . . .             (7,792)           (12,080)
                                                                       -------            -------

Net cash (used in) provided by operating activities . . . .             (3,780)            30,660
                                                                       -------            -------

Investing activities
Distributions from partnerships and affiliates. . . . . . .              5,554              3,523
Investments in partnerships and affiliates. . . . . . . . .               (694)           (30,168)
                                                                       -------            -------

Net cash provided by (used in) investing activities . . . .              4,860            (26,645)
                                                                       -------            -------

Financing activities
Distributions to shareholders . . . . . . . . . . . . . . .            (10,023)                 -
Purchase of minority stockholders' interest. . . . .                      (549)              (132)
Net proceeds from issuance of common stock. . . . . . . . .             95,619                  -
Purchase of treasury stock. . . . . . . . . . . . . . . . .             (2,868)            (3,238)
Cash included in deemed distribution. . . . . . . . . . . .            (18,170)                 -
                                                                       -------            -------

Net cash provided by (used in) financing activities . . . .             64,009             (3,370)
                                                                       -------            -------

Net increase in cash and cash equivalents . . . . . . . . .             65,089                645
Cash and cash equivalents at beginning of period. . . . . .             50,222            103,032
                                                                       -------            -------

Cash and cash equivalents at end of period. . . . . . . . .           $115,311           $103,677
                                                                       =======            =======

See footnote C regarding non-cash financing transactions.


See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

C.  Stockholder's Equity

     Stock Award and Incentive Plan

         On August 15, 2000, the Compensation Committee of the Board of Directors approved a third option grant of 36,000 shares under the Stock Award and Incentive Plan at an exercise price, equal to the market price on that date, of $23.06 per share. At September 30, 2000, there were 306,500 shares available for future awards.

     Stock Repurchase Program

         During 1999 the Board of Directors authorized the repurchase of up to $6,000,000 of the Company's Class A Common Stock. The Company completed the stock buyback during the first quarter of 2000 at which time the Board of Directors authorized the repurchase of an additional $3,000,000 of shares in open market transactions. During 2000 the Company repurchased 175,000 shares at an average cost of $ 18.50 per share. A total of 475,000 shares have been repurchased since the inception of this program in May 1999 at an average cost of $16.58 per share.

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

RESULTS OF OPERATIONS

         The pro forma information presented herein for the nine months ended September 30, 1999 presents results of operations as if the Reorganization and Offering had occurred at the beginning of 1999. The Company believes the pro forma results provide more meaningful information for comparing operating results and earnings trends. The pro forma information is not necessarily indicative of the results that the Company would have reported had these events occurred at the beginning of the year.

         Information for the nine months ended September 30, 1999 is also presented herein on an "as reported" basis to meet certain disclosure requirements. This information does not give effect to assets and liabilities assumed to be distributed as part of the Reorganization and the resulting impact on allocated income and expenses; the $50 million deferred payment to the Chairman and Chief Executive Officer net of deferred tax benefit; the reduction in the management fee from 20% to 10% and the conversion from an "S" corporation to a "C" corporation for tax purposes. The net effect of these adjustments was to lower net income on a pro forma basis for the nine months of 1999 by $3.7 million. These adjustments principally consisted of $2.3 million of investment earnings from assets distributed as part of the Reorganization and a $2.3 million increase in the pro forma tax provision due to the conversion from an S corporation to a C corporation partially offset by a $1.1 million decrease in the pro forma management fee.

Three Months Ended September 30, 2000 as Compared to the
Three Months Ended September 30, 1999

Consolidated Results - Three Months Ended September 30:

                                                              (unaudited; in thousands, except per share data)
                                                              ------------------------------------------------


                                                                   1999              2000            % Change
                                                                ----------        ----------         --------
Revenues                                                        $   44,091        $   59,164           34.2
Expenses                                                            26,663            37,553           40.8
                                                                ----------        ----------
Operating income                                                    17,428            21,611           24.0
Other income, net                                                      936             3,987
                                                                ----------        ----------
Income before taxes and minority interest                           18,364            25,598           39.4
Income tax provision                                                 7,297            10,137
Minority interest                                                      830               971
                                                                ----------        ----------
Net income                                                      $   10,237        $   14,490           41.5
                                                                ==========        ==========

Net income per share:
   Basic                                                        $     0.34        $     0.49           44.1
                                                                ==========        ==========
   Diluted                                                      $     0.34        $     0.48           41.2
                                                                ==========        ==========

Included in income before taxes and minority interest:
Depreciation and amortization                                   $      175        $      177
Interest expense                                                $      925        $      933

Adjusted EBITDA(a)                                              $   19,464        $   26,708           37.2
                                                                ==========        ==========


(a) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and minority interest.

         Total revenues rose 34% in the third quarter of 2000, to $59.2 million, up $15.1 million from $44.1 million in the third quarter of 1999. The increase in revenues results from the increase in assets under management, which drive investment advisory fees, commission revenues and incentive fees earned as General Partner of the alternative investment partnerships.

         Investment advisory and incentive fees, which comprised 83% of total revenues, were $49.0 million in the third quarter of 2000, 31% higher than the same period a year earlier. The growth in investment advisory and incentive fees from mutual funds and partnerships is driven by the growth in average assets under management. For institutional and separate accounts fees are based on asset values on the last day of the preceding quarter. For the third quarter of 2000 average assets under management in open end equity mutual funds was $9.9 billion, a 48% increase from the prior year average assets in open end equity mutual funds of $6.7 billion. Assets under management used in computing fees from institutional and separate accounts rose 19% for the third quarter of 2000 versus the same period a year earlier.

         Commission revenue was $3.8 million in the third quarter of 2000, 73% higher than the same period a year earlier, largely the result of increased trading volume associated with the increase in assets under management.

         Distribution fees and other income were $6.4 million, an increase of 40% from the $4.6 million reported in the third quarter of 1999. This increase results from the growth in average assets managed in open end mutual funds which generate distribution fees under 12b-1 compensation plans.

         Total expenses were $37.6 million in the third quarter of 2000, a 41% increase from total expenses of $26.7 million in the third quarter of 1999. Compensation costs, which are largely variable in nature, were $24.7 million in 2000, 38% ahead of the third quarter of 1999. Compensation costs rose at a faster pace than revenues as a result of planned increases in sales and marketing, research and portfolio management personnel. Management fee expense, which is totally variable and based on pretax income, increased 39% to $2.8 million in 2000 versus $2.0 million a year earlier. Other operating expenses increased $3.3 million, or 49%, to $10.0 million in the current year versus $6.7 million in the third quarter of 1999. This increase results principally from the increased mutual fund distribution costs associated with the increase in open end equity mutual fund assets under management and the higher costs associated with assets gathered under No Transaction Fee ("NTF") programs.

         Other income, net, which includes investment gains from our proprietary portfolio was $4.0 million in 2000 as compared to $0.9 million in the third quarter of 1999 with the increase largely the result of market appreciation in our investment portfolio.

         The effective tax rate for the three months ended September 30, 2000 of 39.6% remains consistent with the prior year.

Nine  Months Ended September 30, 2000 as Compared to the
Nine Months Ended September 30, 1999

Consolidated Results - Nine Months Ended September 30:

                                                              (unaudited; in thousands, except per share data)
                                                              ------------------------------------------------
                                                                                  1999 (a)
                                                                   1999           Adjusted                        % Change
                                                               (as reported)     (pro forma)      2000          (vs. pro forma)
                                                               -------------     -----------   ---------       ---------------
Revenues                                                         $ 126,405       $ 126,405     $ 174,057             37.7
Expenses                                                           131,448          79,604       107,671             35.3
                                                                 ---------       ---------     ---------
Operating (loss) income                                             (5,043)         46,801        66,386             41.8
Other income, net                                                   11,982           9,388         8,996
                                                                 ---------       ---------     ---------
Income before taxes and minority interest                            6,939          56,189        75,382             34.2
Income tax provision                                                   439          22,530        29,852
Minority interest                                                    2,488           2,488         2,790
                                                                 ---------       ---------     ---------
Net income                                                       $   4,012       $  31,171     $  42,740             37.1
                                                                 =========       =========     =========

Net income per share:
   Basic                                                         $    0.14       $    1.04     $    1.44
                                                                 =========       =========     =========
   Diluted                                                       $    0.14       $    1.04     $    1.43             37.5
                                                                 =========       =========     =========

Included in income before taxes and minority interest:
Depreciation and amortization                                                    $    572      $     521
Interest expense                                                                 $  2,514      $   2,791

Adjusted EBITDA(b)                                                               $ 59,275      $  78,694             32.8
                                                                                 ========      =========

(a) The 1999 adjusted pro forma results above do not include the $50.7 million non-recurring charge ($30.9 million net of tax benefit or $1.03 per share) recorded in the first quarter of 1999. After giving effect to this charge, net of tax, the Company had net income of $0.01 per share for the nine months ended September 30, 1999.

(b) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and minority interest.

         Total revenues rose 38% in the nine months ended September 30, 2000, to $174.1 million, up $47.7 million from $126.4 million in the 1999 period. Included in total revenue is a $3.1 million investment banking fee earned by a subsidiary in the first quarter of 2000. Excluding this fee total revenues were $171.0 million, a 35% increase over the prior year period.

         Investment advisory and incentive fees, which comprised 81% of total revenues, were $141.7 million in the nine months ended September 30, 2000, 34% higher than the same period a year earlier. The growth in investment advisory and incentive fees results from the growth in average assets under management, principally in the open end equity mutual funds, during the respective periods. Average total assets under management were $22.9 billion for the nine months of 2000, 28% higher than average total assets of $17.9 billion during the same period of the prior year. Average assets under management in open end equity mutual funds climbed 49%, to $9.3 billion, over the first nine months of 2000 compared to $6.2 billion during the same period a year earlier.

         Commission revenue was $11.5 million in the nine months ended September 30, 2000, 36% higher than the prior year period and largely reflects the increased trading activities associated with the increase in assets under management.

         Distribution fees and other income were $20.9 million for the first nine months of 2000, including a $3.1 million investment banking fee, as compared to $12.3 million in 1999. Excluding this fee, distribution fees and other income were $17.8 million in 2000, an increase of 45% from the prior year, largely resulting from the growth in average assets managed in open end mutual funds which generate distribution fees under 12b-1 compensation plans.

         Total expenses were $107.7 million in the first nine months of 2000, a 35% increase over total expenses, excluding the $50.7 million non-recurring charge, of $79.6 million in 1999. Included in total expenses in 1999 were $1.5 million consisting of additional compensation ($0.6 million) and other operating costs ($0.9 million) directly related to investment earnings. Excluding these costs total expenses increased $29.6 million or 38% from the prior year and remained consistent, as a percentage of total revenues, at 62%. Compensation costs were $71.7 million in 2000, 37% ahead of the prior year period. Management fee expense increased 34% to $8.4 million in 2000 versus $6.2 million a year earlier. Other operating expenses increased $4.2 million, or 18%, to $27.6 million in the current year versus $23.4 million in the same period a year earlier. Other operating expenses rose at a slower pace than revenues as increases in mutual fund distribution costs, particularly those associated with NTF programs, were offset by the leveraging of our fixed costs over a larger revenue base.

         Other income, net, which includes investment gains from our proprietary portfolio was $9.0 million during the nine months ended September 30, 2000 as compared to $9.4 million during the prior year period.

         The effective tax rate for the nine months ended September 30, 2000 was approximately 39.6% which reflects our estimate of the effective tax rate for the full year. In the same period a year earlier, the Company had recorded tax expense of $0.4 million, which included a deferred tax benefit of $19.8 million related to a non-recurring charge of $50.7 million. On a pro forma basis and excluding this deferred tax benefit, the effective tax rate for the first nine months of 1999 was 40.1%.

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

    Summary cash flow data is as follows:

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                 1999               2000
                                                                 ----               ----
                                                                      (in thousands)
 Cash flows provided by (used in):
     Operating activities                                     $  (3,780)        $  30,660
     Investing activities                                         4,860           (26,645)
     Financing activities                                        64,009            (3,370)
                                                              ---------         ---------
     Increase                                                    65,089               645
     Cash and cash equivalents at beginning of year              50,222           103,032
                                                              ---------         ---------
     Cash and cash equivalents at end of year                 $ 115,311         $ 103,677
                                                              =========         =========


         Cash requirements and liquidity needs have historically been met through cash generated by operating activities and through the Company's borrowing capacity. At September 30, 2000, the Company had cash and cash equivalents of $103.7 million, an increase of $0.6 million from December 31, 1999.

         Cash provided by operating activities of $30.7 million in the first nine months of 2000 resulting from $42.7 million in net income partially offset by the net decrease of $9.8 million in other operating assets. In the first nine months of 1999, cash used in operating activities was $3.8 million.

         Cash used by investing activities, principally related to increased investments in partnerships and affiliates, was $26.6 million in the first nine months of 2000. Cash provided by investing activities in the first nine months of 1999 was $4.9 million largely due to distributions received from partnerships and affiliates.

         Cash used in financing activities in the first nine months of 2000 of $3.4 was million principally due to the purchase of the Company's Class A Common Stock under its Share Repurchase Program. Cash provided by financing activities in the first nine months of 1999 was $64.0 million largely resulting from the net proceeds received in the Offering of $95.6 million and reduced by distributions to shareholders of $10.0 million and $18.2 million of cash included in the deemed distribution.

         Based upon the Company's current level of operations and its anticipated growth, the Company expects that its current cash balances plus cash flows from operating activities and its borrowing capacity will be sufficient to finance its working capital needs for the foreseeable future. The Company has no material commitments for capital expenditures.

         Gabelli & Company is registered with the Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. At September 30, 2000, Gabelli & Company had net capital, as defined, of approximately $13.0 million exceeding the regulatory requirement by approximately $12.8 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

Market Risk

         The Company is subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. The Company's
exposure  to  market  risk  is  directly   related  to  its  role  as  financial
intermediary and advisor for assets under management in its mutual funds, institutional and separate accounts business and its proprietary trading activities. Since December 31, 1999, the Company has increased its positions in securities held for investment purposes effectively increasing its exposure to market risk. At September 30, 2000, the Company's primary market risk exposure was for changes in equity prices and interest rates. Included in investments in securities of $110.3 million at September 30, 2000 were investments in government obligations of $29.5 million, in mutual funds, largely invested in equity products, of $27.0 million, a diverse selection of common stocks totaling $53.1 million and other investments of approximately $0.7 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, the Company may alter its investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. More than $48.6 million of the $53.1 million invested in common stocks at September 30, 2000, represents the Company's participation in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. These transactions involve announced deals with agreed upon terms and conditions, including pricing, which generally involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

         The Company's exposure to interest rate risk results, principally, from its investment of excess cash in government obligations. These investments are primarily short term in nature and the carrying value of these investments generally approximates market value.

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

Part II:  Other Information


      Item 6.    (a)      Exhibits

                          Exhibit No.            Description
                          -----------      -----------------------
                              27-1         Financial Data Schedule

                 (b)      Reports on Form 8-K.

                          The Company did not file any reports on Form
                          8-K during the three months ended September 30, 2000.







      SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GABELLI ASSET MANAGEMENT INC.
                                      -----------------------------
                                                (Registrant)



         November 10, 2000            /s/ Robert S. Zuccaro
         -----------------            ---------------------
               Date                   Robert S. Zuccaro
                                      Vice President and Chief Financial Officer