Form 10-K
period 2000-12-31
GABELLI ASSET MANAGEMENT INC
filed 2001-04-02
CIK 1060349

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


                   For the fiscal year ended December 31, 2000

                                       Or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from ______ to ______

                         Commission file number 1-14761
                          Gabelli Asset Management Inc.
             (Exact name of registrant as specified in its charter)

           New York                                        13-4007862
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

One Corporate Center, Rye, NY                                10580
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (914) 921-3700
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                          Name of each exchange
Class A Common Stock, $ .001 Par Value       on which registered:
                                             New York Stock Exchange


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

As of March 1, 2001, 5,489,300 shares of Class A common stock and 24,000,000 shares of Class B common stock were outstanding. All of the shares of Class B common stock were held by Gabelli Group Capital Partners, Inc. and two of its subsidiaries. The aggregate market value of the common stock held by non-affiliates of the registrant as of March 1, 2001 was $155,905,000.


DOCUMENTS INCORPORATED BY REFERENCE:  The definitive proxy statement for the
                                      2001 Annual Meeting of Shareholders to be held May 15, 2001.

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

Item 1: Business
Overview

     Gabelli  Asset  Management  Inc.  (the  "Company";  and where  the  context
requires,   the  "Company"   includes  its  predecessors  and  its  consolidated
subsidiaries) is a provider of investment advisory and brokerage services to mutual fund, institutional and high net worth investors, primarily in the United States. The Company generally manages assets on a discretionary basis and invests in a variety of U.S. and international securities through various investment styles. Unlike many of its competitors, the Company's business is focused principally on investment management. As such, the Company's revenues are largely based on the level of assets under management in its business and the level of fees associated with its various investment products rather than total assets of the Company. As of December 31, 2000, the Company had approximately $23.6 billion of assets under management, 88% of which were invested in equity securities.

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

Business Description

     GFI, predecessor to the Company, was originally founded in 1976 as an institutional broker-dealer and entered the separate accounts business in 1977 and the mutual fund business in 1986. Its initial money management activities centered on the Company's value-oriented investment philosophy. Starting in the mid-1980s, the Company began building upon its core of value-oriented equity investment products by adding new investment strategies designed for clients seeking to invest in growth-oriented equities, convertible securities and fixed income products. Since then, the Company has continued to build its franchise by expanding its investment management capabilities through the addition of industry specific, international, global, and real estate oriented product offerings. Throughout its 24-year history, the Company has marketed most of its products under the "Gabelli" brand name.

     The Company's assets under management are organized principally in three groups: Mutual Funds, Separate Accounts and Partnerships.

|X| Mutual Funds: At December 31, 2000, the Company had $12.1 billion of assets under management in open-end mutual funds and closed-end funds, representing approximately 51% of the Company's total assets under management. The Company currently provides advisory services to (i) the Gabelli family of funds, which consists of 19 open-end mutual funds and 4 closed-end funds; (ii) The Treasurer's Fund, consisting of 3 open-end money market funds (the "Treasurer's Funds"); and (iii) the Gabelli Westwood family of funds, consisting of 6 open-end mutual funds, 5 of which are managed on a day-to-day basis by an unaffiliated subadviser (collectively, the "Mutual Funds"). The Mutual Funds have a long-term record of achieving high returns, relative to similar investment products. At December 31, 2000, 98% of the assets under management in the open-end Mutual Funds having an overall rating from Morningstar, Inc. ("Morningstar") were in open-end Mutual Funds ranked "three stars" or better, with 7% of such assets in open-end Mutual Funds ranked "five stars" and 86% of such assets in open-end Mutual Funds ranked "four stars" on an overall basis (i.e., based on three-, five- and ten-year risk adjusted average returns). The Gabelli family of funds was honored as the top performing mutual fund family by Mutual Funds Magazine for 1997. There can be no assurance, however, that these funds will be able to maintain such ratings or that past performance will be indicative of future results. At December 31, 2000, approximately 44% of the Company's assets under management in open-end, no-load equity Mutual Funds had been obtained through direct sales relationships. The Company also has its open-end Mutual Funds through Third-Party Distribution Programs, particularly No-Transaction Fee ("NTF") Programs, and has developed additional classes of shares for several of its mutual funds for sale through additional third- party distribution channels on a commission basis. Net cash flows from Third Party Distribution Programs accounted for 90% of all cash flows into open-end equity funds during 2000 and represented nearly 56% of all assets in these funds at December 31, 2000.

o Separate Accounts: At December 31, 2000, the Company had $11.0 billion of assets in approximately 1,500 separate accounts, representing approximately 47% of the Company's total assets under management. The Company currently provides advisory services to a broad range of investors including high net worth individuals. Historically, the majority of the client accounts are high net worth client accounts. As of December 31, 2000, high net worth accounts (including the account assets of individuals and their individual retirement accounts generally having a minimum account balance of $1 million) comprised approximately 86% of the number of Separate Accounts and approximately 30% of the assets. Foundation and endowment fund assets represented an additional 9% of the number of Separate Accounts and over 12% of the assets. The sub advisory portion of the Separate Accounts (sub advisor to certain other third-party investment funds) held approximately $1.9 billion or 17% of total assets with less than 1% of the number of accounts. Institutional client accounts, which include corporate pension and profit sharing plans, jointly-trusteed plans, public funds comprised the balance. In general, these accounts are managed to meet the specific needs and objectives of the particular client by utilizing investment strategies - traditional "value", "large cap growth", "large cap value", "global", "international growth" and convertible bond techniques that are within the Company's areas of expertise. The Company distinguishes between taxable and tax free assets and manages client portfolios for the greatest tax benefit within given investment strategies. At December 31, 2000, over 90% of the Company's assets in Separate Accounts (excluding sub advisory assets) had been obtained through direct sales relationships. The Company believes that an important element of future growth in the Separate Accounts is dependent on client relationships and client retention. In this vein, the company hosts annual client seminars and is establishing and staffing relationship offices around the country.

o Partnerships: The Company also provides alternative investments through its majority-owned subsidiary, Gabelli Securities, Inc. ("GSI"). These alternative investment products consist primarily of risk arbitrage, merchant banking and global equities long/short funds (collectively, the "Partnerships"). The Partnerships had $437 million of assets, or approximately 2% of total assets under management, at December 31, 2000.

    Investment advisory and incentive fees relating to the Mutual Funds, the Separate Accounts, and the Partnerships generated approximately 84% and 81% of the Company's total revenues for the year ended December 31, 2000, respectively.

     The Company's majority owned subsidiary, Gabelli & Company, Inc. ("Gabelli & Company"), is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. ("NASD") and acts as underwriter and distributor of the open-end Mutual Funds and provides brokerage, trading, underwriting and research services. On December 22, 2000 the Company acquired, through its subsidiary GSI, all of the outstanding common stock of Lynch Capital Corporation ("Lynch Capital"), a registered broker dealer. The name Gabelli Direct Inc. has been reserved with the NASD to replace the name Lynch Capital Corporation.

    The following table sets forth total assets under management by product type as of the dates shown and their compound annual growth rates ("CAGR").

                             Assets Under Management
                                 By Product Type
                              (Dollars in millions)

                                                                                                                 December 31,
                                                                                                                    1996 to
                                                                                                                 December 31,
                                                                          At December 31,                            2000
                                                     --------------------------------------------------------
                                                        1996      1997        1998        1999        2000          CAGR(a)
                                                     --------------------  ----------  ----------  ----------  ------------
    Equity:
      Mutual Funds................................     $3,969    $ 5,313     $ 7,159     $10,459     $10,680          28.1%
      Separate Accounts...........................      5,200      6,085       7,133       9,370      10,142          18.2
                                                       ------    -------     -------     -------     -------
        Total Equity..............................      9,169     11,398      14,292      19,829      20,822          22.8
                                                       ------    -------     -------     -------     -------
    Fixed Income:
      Money Market Mutual Funds...................        235        827       1,030       1,175       1,425          56.9
      Bond Mutual Funds...........................          5          6           8           6           8          12.5
      Separate Accounts...........................         --        928         824         694         859           -
                                                       ------    -------     -------     -------     -------
        Total Fixed Income........................        240      1,761       1,862       1,875       2,292          75.8
                                                       ------    -------     -------     -------     -------
    Partnerships:
      Partnerships................................        116        138         146         230         437          39.3
                                                       ------    -------     -------     -------     -------
        Total Assets Under Management(b)..........     $9,525    $13,297     $16,300     $21,934     $23,551          25.4
                                                       ======    =======     =======     =======     =======
    Breakdown of Total Assets Under Management:
      Mutual Funds................................     $4,209    $ 6,146     $ 8,197     $11,640     $12,113          30.3
      Separate Accounts...........................      5,200      7,013       7,957      10,064      11,001          20.6
      Partnerships................................        116        138         146         230         437          39.3
                                                       ------    -------     -------     -------     -------
        Total Assets Under Management(b)..........     $9,525    $13,297     $16,300     $21,934     $23,551          25.4
                                                       ======    =======     =======     =======     =======
----------

(a) Compound annual growth rate.

(b) Effective April 14, 1997, the Company increased its ownership of Gabelli Fixed Income L.L.C. from 50% to 80.1%, thereby causing Gabelli Fixed Income L.L.C. to become a consolidated subsidiary of the Company. Accordingly, for periods after April 14, 1997, the assets managed by Gabelli Fixed Income L.L.C. are included in the Company's Total Assets Under Management. If the assets managed by Gabelli Fixed Income L.L.C. had been included for all periods presented, assets under management would have been $11,082 at December 31, 1996, respectively, and the CAGR for Total Assets Under Management would have been 19.4%.

Summary of Investment Products

    The Company manages assets in the following wide spectrum of investment products and strategies, many of which are focused on fast-growing areas:


   U.S. Equities:                    Global and International Equities:      Alternative Products:
   --------------                    ----------------------------------      ---------------------
   All Cap Value                     International Growth                    Risk Arbitrage
   Large Cap Value                   Global Growth                           Merchant Banking
   Large Cap Growth                  Global Telecommunications               Global equities long/short
   Mid Cap Value                     Global Multimedia                       European equities long/short
   Small Cap Value                   Gold(b)
   Small Cap Growth
   Micro Cap
   Real Estate(a)
   Utilities
   Non market correlated

   Convertible Securities:           U.S. Balanced:                          U.S. Fixed Income:
   -----------------------           --------------                          -----------------
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

----------

(a) Invested primarily in publicly-traded real estate investment trusts and sub-advised by Westwood Management Corporation.

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

o Widely Recognized "Gabelli" Brand Name: For much of its history, the Company has advertised in a variety of financial print media, including publications such as The Wall Street Journal, Money Magazine, Barron's and Investor's Business Daily. The Company also underwrites publications written by its investment professionals, including "Deals...Deals...and More Deals" which examines the practice of merger arbitrage and the soon to be released "Win, Win Investing - Your Guide to Global Convertible Securities." The Company believes that the breadth and consistency of its advertising has enhanced investor awareness of its product offerings and of the "Gabelli" brand name.

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


Business Strategy

    The Company plans to grow its franchise by continuing to leverage its competitive asset management strengths, including its long-term performance record, brand name, diverse product offerings and experienced research, client service and investment staff. In order to achieve continued growth in assets under management and profitability, the Company will continue to pursue its business strategy, the key elements of which include:

o Broadening and Strengthening the Gabelli Brand. The Company believes that the Gabelli brand name is one of the more widely recognized brand names in the U.S. investment management industry. The Company intends to continue to strengthen its brand name identity by, among other things, increasing its marketing and advertising to provide a uniform global image. The Company expanded its geographic presence in January 2000, with the addition of a London office to coordinate marketing and research efforts for our European and Global private fund and mutual fund products. The Company believes that with its brand name recognition, it has the capacity to create new products and services around the Gabelli brand to complement its existing product offerings. New product offerings since the Firm's Public Offering include two open end mutual funds, the Gabelli Blue Chip Value Fund and the Gabelli Utilities Fund; one closed end fund, The Gabelli Utility Trust; two private limited partnerships, Gabelli Global Partners, L.P. and Gabelli European Partners, L.P. and two offshore funds, Gabelli Global Partners, Ltd. and Gabelli European Partners Ltd.

o    Expanding  Mutual  Fund  Distribution.  The  Company  intends  to  continue expanding its distribution network through Third-Party Distribution Programs, particularly NTF Programs. In recent years, the Company has realized significant growth in its mutual fund assets under management through alliances with "mutual fund supermarkets" and other Third-Party Distribution Programs, through which its Mutual Funds are made available to investors. As of December 31, 2000, the Company was participating in 80 Third-Party Distribution Programs, including the Charles Schwab and Fidelity Investments "mutual fund supermarket" programs. In addition, the Company intends to develop a marketing strategy to increase its presence in the 401(k) market for its Mutual Funds. Additionally, the Company now offers investors the ability to purchase mutual fund shares directly through the Internet or by telephone. The Company has also entered into various marketing alliances and distribution arrangements with leading national brokerage and investment houses and has developed additional classes of shares for several of its mutual funds for sale through national brokerage and investment houses and other third-party distribution channels on a commission basis.

o Increasing Penetration in High Net Worth Market. The Company's high net worth business focuses, in general, on serving clients who have established an account relationship of $1 million or more with the Company. According to certain industry estimates, the number of households with over $1 million in investable assets will grow from approximately 2.5 million in 1996 to over 15 million by 2010. With the Company's 24-year history of serving this segment, its long-term performance record and brand name recognition, the Company believes that it is well positioned to capitalize on the growth opportunities in this market.

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

|X|  Attracting  and  Retaining  Experienced   Professionals.   As  the  Company
     continues to increase the breadth of its investment management capabilities, it plans to add portfolio managers and other investment personnel in order to foster expansion of its products. The ability to attract and retain highly experienced investment and other professionals with a long-term commitment to the Company and its clients has been, and will continue to be, a significant factor in its long-term growth. The availability of publicly traded Class A Common Stock enhances the Company's ability to attract and retain top performing investment professionals. Since its Offering, two highly regarded investment professionals, Barbara Marcin and Timothy O'Brien have joined the Company. Ms. Marcin and Mr. O'Brien currently manage the Gabelli Blue Chip Value Fund and the Gabelli Utilities Fund, respectively, as well as certain private accounts. In addition, joining through the acquisition of the Mathers Fund and heading up the newly formed Non-Market-Correlated group is portfolio manager Henry Van der Eb. With the addition of the Comstock Partners Funds we were joined by portfolio managers Charles Minter and Martin Weiner.

o Capitalizing on Acquisitions and Strategic Alliances. The Company intends to selectively and opportunistically pursue acquisitions and alliances that will broaden its product offerings and add new sources of distribution. On October 1, 1999 the Company completed its alliance with Mathers and Company, Inc. and now acts as investment advisor to the Mathers Fund (renamed Gabelli Mathers Fund). The Gabelli Mathers Fund has over $100 million in assets under management and approximately 5,000 shareholders. In May 2000 the Company added Comstock Partners Funds, Inc., renamed Comstock Funds, Inc., along with Gabelli Mathers to the Non-Market Correlated mutual fund product line. The Comstock Funds are comprised of the Comstock Capital Value Fund, a specialty diversified equity fund, and Comstock Strategy Fund, a flexible income fund. These funds are currently positioned to take advantage of a sustained stock market decline. At the time of its acquisition, the Comstock Funds added over $82 million in assets under management and 20,000 new investors to the Gabelli mutual fund family. The Company believes that it is well positioned to pursue acquisitions and alliances because it is one of relatively few publicly traded investment management firms.

Mutual Funds

    The Mutual Funds include 28 open-end mutual funds and 4 closed-end funds which had total assets as of December 31, 2000 of $12.1 billion. The open-end Mutual Funds are available to individuals and institutions primarily on a no-load basis, while the closed-end funds are listed and traded on the New York Stock Exchange ("NYSE"). At December 31, 2000, the open-end funds had total assets of $10.4 billion and the closed-end funds had total assets of $1.7 billion. The assets managed in the closed-end funds represent approximately 14% of the assets in the Mutual Funds and 7% of the total assets under management of the Company at December 31, 2000. The Company's assets under management consist of a broad range of U.S. and international stock, bond and money market mutual funds that meet the varied needs and objectives of its Mutual Fund shareholders. At December 31, 2000, approximately 44% of the Company's assets under management in open-end, no-load equity Mutual Funds had been obtained through direct sales relationships.

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

    Gabelli Fixed Income L.L.C. currently manages short-term and short-intermediate term fixed income securities for the Treasurer's Funds as well as for the Separate Accounts. The Company plans to further increase and diversify the number of fixed income products offered by Gabelli Fixed Income L.L.C.. Certain members of senior management of Gabelli Fixed Income L.L.C. own a 19.9% equity interest in Gabelli Fixed Income L.L.C.

     The following table lists the Mutual Funds, together with the December 31, 2000 Morningstar overall rating, where rated (ratings are not available for the money-market mutual funds and other mutual funds, which collectively represent 15% of the assets under management in the Mutual Funds), the portfolio manager(s) and associate portfolio managers(s) for such mutual fund, and provides a description of the primary investment objective, fund characteristics, fees, the date that the mutual fund was initially offered to investors and the assets under management in the Mutual Funds as of December 31, 2000.


           Fund                                                                                                   Net Assets  as of
   (Morningstar Overall                                                         Advisory      12b-1     Initial      December 31,
        Rating)(1)                Primary Investment             Fund             Fees        Fees       Offer           2000
   Portfolio Manager(s)               Objective            Characteristics         (%)        (%)        Date       ($ in millions)
-------------------------    -------------------------     ---------------      ---------  ----------  ---------  ------------------

GABELLI OPEN-END FUNDS:

The Gabelli Global           High level of                 Class AAA            1.00       .25         02/07/94   284.9
                             capital                       No load,
Growth Fund                  appreciation through          Open-end
ooooo                        investment in a               Non-diversified
                             portfolio of equity           Multi-class
                             securities focused on         shares (4)
                             companies involved
    Team Managed             in the global marketplace.



The Gabelli Global           High level of capital         Class AAA:           1.00       .25         11/01/93   331.9
Telecommunications           appreciation through          No-load,
Fund                         worldwide investments         Open-end,
ooooo                        in equity securities,         Non-diversified
                             including the U.S.,           Multi-class
                             primarily in the              shares (4)
    Team Managed             telecommunications
                             industry.


The Gabelli ABC Fund         Total returns from            No-load,             1.00       .25         05/14/93   61.7
oooo                         equity and debt               Open-end,
                             securities that are           Non-diversified
                             attractive to
    Mario J. Gabelli, CFA    investors in various
                             market conditions
                             without excessive
                             risk of capital loss.

The Gabelli Asset            Growth of capital as          Class AAA            1.00       .25         03/03/86   1,908.6
Fund                         a primary investment          No-load,
oooo                         objective, with               Open-end,
                             current income as a           Diversified
                             secondary investment
    Mario J. Gabelli, CFA    objective. Invests in
                             equity securities of
                             companies selling at
                             a significant
                             discount to their
                             private market value.

The Gabelli Growth           Capital appreciation          Class AAA            1.00       .25         04/10/87   3,835.4
Fund                         from companies that           No-load,
oooo                         have favorable, yet           Open-end,
                             undervalued,                  Diversified
                             prospects for
    Howard F. Ward, CFA      earnings growth.
                             Invests in equity
                             securities of
                             companies that have
                             above-average or
                             expanding market
                             shares and profit
                             margins.


          Fund                                                                                                     Net Assets as of
  (Morningstar Overall                                                           Advisory     12b-1      Initial       December 31,
        Rating)(1)                Primary Investment            Fund              Fees        Fees        Offer            2000
   Portfolio Manager(s)               Objective            Characteristics         (%)        (%)         Date       ($ in millions
-------------------------    -------------------------     ----------------     ---------  ----------  ---------  ------------------

Gabelli International        Capital appreciation          Class AAA:           1.00       .25         06/30/95   67.2
Growth Fund                  by investing                  No-load,
oooo                         primarily in equity           Open-end,
                             securities of foreign         Diversified
                             companies with rapid          Multi-class
    Caesar M.P. Bryan        growth in revenues and        shares (4)
                             earnings.

The Gabelli Value            High level of capital         Class A:             1.00       .25         09/29/89   1,159.2
Fund                         appreciation from             Load,
oooo                         undervalued equity            Open-end
                             securities that are           Non-diversified
                             held in a concentrated        Multi-class
    Mario J. Gabelli, CFA    Portfolio.                    shares (4)


The Gabelli Equity           High level of total           Class AAA            1.00       .25         01/02/92   93.8
Income Fund                  return with an                No-load,
oooo                         emphasis on income            Open-end,
                             producing equities            Diversified
                             with yields greater
    Mario J. Gabelli, CFA    than the S&P 500
                             average.

The Gabelli Small Cap        High level of capital         Class AAA            1.00       .25         10/22/91   374.4
Growth Fund                  appreciation from             No-load,
ooo                          equity securities of          Open-end,
                             smaller companies             Diversified
                             with market
    Mario J. Gabelli, CFA    capitalization of
                             $1 billion or less.

The Gabelli Global           High level of total           Class AAA:           1.00       .25         02/03/94   10.6
Convertible                  return through a              No-load,
Securities Fund              combination of                Open-end,
ooo                          current income and            Non-diversified
                             capital appreciation          Multi-class
                             through investment in         shares (4)
    A. Hartswell Woodson     convertible
                             securities of U.S.
                             and non-U.S. issuers.

The Gabelli Mathers          Long-term capital             Class AAA            1.00       .25         8/19/65    100.1
Fund                         appreciation                  No-load,
oo                           in various market conditions  Open-end,
                             without excess risk of        Non-diversified
    Henry Van der Eb, CFA    capital loss.


The Comstock                 Capital appreciation and      Class A              1.00       .25         10/10/85   40.0
Capital Value Fund           current income through        Load,
oo                           investment in a               Open-end,
                             highly diversified            Diversified
     Charles L. Minter       portfolio of                  Multi-class
     Martin Weiner, CFA      securities.                   shares (4)


The Comstock                 Capital appreciation and      Class A              .85        .25         05/5/88    26.5
Strategy Fund                current income through        Load,
oo                           investment in a portfolio of  Open-end,
                             debt securities.              Non-Diversified
Charles L. Minter,                                         Multi-class
Martin Weiner, CFA                                         shares (4)

Gabelli Gold                 Seeks capital                 Class AAA            1.00       .25         07/11/94   13.4
Fund                         appreciation and              No-load,
o                            employs a value               Open-end,
                             approach to investing         Diversified
    Caesar M.P. Bryan        primarily in equity
                             securities of gold-
                             related companies
                             worldwide.


           Fund                                                                                                    Net Assets as of
   (Morningstar Overall                                                          Advisory    12b-1      Initial     December   31,
        Rating)(1)                Primary Investment            Fund              Fees       Fees        Offer           2000
   Portfolio Manager(s)               Objective            Characteristics        (%)         (%)        Date      ($ in millions)
-------------------------    -------------------------     ---------------      ---------  ----------  ---------  -----------------

Gabelli U.S. Treasury        High current income           Money Market,        .30        n/a         10/01/92   681.3
Money Market Fund            with preservation of          Open-end,
(Not rated)                  principal and                 Diversified
                             liquidity, while
    Judith A. Raneri         striving to keep
                             expenses among the
                             lowest of all U.S.
                             Treasury money market
                             funds.

Gabelli Capital Asset        Capital appreciation          No-load,             .75        n/a         05/01/95   155.9
Fund                         from equity                   Open-end,
(Not rated)                  securities of                 Diversified,
                             companies selling at          Variable Annuity
    Mario J. Gabelli, CFA    a significant discount to
                             their private market value.

The Gabelli Global           High level of capital         Class AAA:           1.00       .25         05/11/98   31.3
Opportunity Fund             appreciation through          No-load,
(Not rated)                  worldwide investments         Open-end,
    Team Managed             in equity securities.         Non-diversified
                                                           Multi-class
                                                           shares (4)

The Gabelli Blue Chip        Capital appreciation through  Class A              1.00       .25         08/26/99   25.5
Value Fund                   investments in equity         No-load,
                             securities                    Open-end,
(Not rated)                  of well established, high     Diversified
                             quality companies with
                             market capitalizations in
    Barbara Marcin, CFA      excess of $5 billion.

The Gabelli Utilities        High level of total return    Class A              1.00       .25         08/31/99   13.2
Fund                         through a combination of      No-load,
(Not rated)                  capital appreciation and      Open-end,
                             current income from           Diversified
     Timothy O'Brien, CFA    invesments in utility companies.

GABELLI WESTWOOD OPEN-END
FUNDS:

Gabelli Westwood             Capital appreciation          Class AAA            1.00       .25         01/02/87   234.2
Equity Fund                  through a diversified         No-load,
oooo                         portfolio of equity           Open-end,
                             securities using              Diversified
                             bottom-up fundamental         Multi-class
     Susan M. Byrne          research with a               shares (4)
                             focus on identifying
                             well-seasoned companies.

Gabelli Westwood             Both capital                  Class AAA            .75        .25         10/01/91   155.1
Balanced Fund                appreciation and              No-load,
oooo                         current income using          Open-end,
                             portfolios containing         Diversified
                             stocks, bonds, and            Multi-class
    Susan M. Byrne           cash as appropriate in        shares (4)
    Mark Freeman, CFA        light of current economic
                             and business conditions.


           Fund                                                                                                    Net Assets as of
   (Morningstar Overall                                                          Advisory    12b-1      Initial     December   31,
        Rating)(1)                Primary Investment             Fund             Fees        Fees       Offer           2000
   Portfolio Manager(s)               Objective            Characteristics         (%)        (%)        Date      ($ in millions)
-------------------------    -------------------------     ----------------     ---------  ----------  ---------  -----------------

Gabelli Westwood             Total return and              Class AAA            .60        .25         04/06/93   7.7
Intermediate Bond            current income, while         No-load,
Fund                         limiting risk to              Open-end,
ooo                          principal. Pursues            Diversified
                             higher yields than            Multi-class
                             shorter maturity              shares (4)
    Mark Freeman, CFA        funds, and has more price
                             stability than generally
                             higher yielding long-term
                             funds.

Gabelli Westwood             Long-term capital             Class AAA            1.00       .25         04/15/97   31.1
SmallCap                     appreciation,                 No-load,
Equity Fund                  investing at least            Open-end,
ooo                          65% of its assets in          Diversified
                             equity securities of          Multi-class
                             companies with market         shares (4)
    Lynda Calkin, CFA        capitalizations of $1
                             billion or less.

Gabelli Westwood             Long-term capital             Class AAA            1.00       .25         09/30/97   2.9
Realty Fund                  appreciation as well          No-load,
oo                           as current income,            Open-end,
                             investing in equity           Diversified
    Susan M. Byrne           securities that are           Multi-class
                             primarily engaged in          shares (4)
                             or related to the
                             real estate industry.

Gabelli Westwood             Long-term capital             Class AAA            1.00       .25         05/11/98   14.7
Mighty MitesSM  Fund         appreciation by               No-load,
(Not rated)                  investing primarily           Open-end,
                             in equity securities          Diversified
    Mario J. Gabelli, CFA    with market                   Multi-class
    Marc J. Gabelli          capitalizations of            shares (4)
    Laura Linehan, CFA       $300 million or less.
    Walter K. Walsh

THE TREASURER'S OPEN-END
MONEY MARKET FUNDS:

The Treasurer's Fund,        Current income with           No-load,             .30        n/a         01/01/88   452.0
Inc.-- Domestic              preservation of               Open-end,
Prime Money Market           principal and                 Diversified
Portfolio                    liquidity through
(Not rated)                  investment in U.S.
                             Treasury securities
    Judith A. Raneri         and corporate bonds.

The Treasurer's              Current income with           No-load,             .30        n/a         12/18/87   210.9
Fund, Inc.-- Tax             preservation of               Open-end,
Exempt Money Market          principal and                 Non-diversified
Portfolio                    liquidity through
(Not rated)                  investment in U.S.
                             municipal bond
    Judith A. Raneri         securities.

The Treasurer's              Current income with           No-load,             .30        n/a         07/25/90   81.4
Fund, Inc.-- U.S.            preservation of               Open-end,
Treasury Money Market        principal and                 Diversified
Portfolio                    liquidity through
(Not rated)                  investment in U.S.
                             Treasury securities.
    Judith A. Raneri


           Fund                                                                                                    Net Assets as of
   (Morningstar Overall                                                          Advisory    12b-1      Initial     December   31,
        Rating)(1)                Primary Investment            Fund              Fees        Fees       Offer           2000
   Portfolio Manager(s)               Objective            Characteristics         (%)        (%)        Date       ($ in millions)
-------------------------    -------------------------     ----------------     ---------  ----------  ---------  ------------------

GABELLI CLOSED-END FUNDS:

The Gabelli Global           Long-term capital             Closed-end,          1.00       n/a         11/15/94   205.9
Multimedia Trust Inc. (2)    appreciation from             Non-diversified
ooooo                        equity investments in         NYSE Symbol: GGT
                             global telecommunica-
                             tions, media,
    Mario J. Gabelli, CFA    publishing and
                             entertainment
                             holdings.

The Gabelli Equity           Long-term growth of           Closed-end,          1.00       n/a         08/14/86   1,304.3
Trust Inc.                   capital by investing          Non-diversified
ooo                          in equity securities.         NYSE Symbol: GAB
    Mario J. Gabelli, CFA

The Gabelli                  High total return             Closed-end,          1.00       n/a         07/03/89   108.1
Convertible                  from investing                Diversified
Securities Fund, Inc. (3)    primarily in                  NYSE Symbol: GCV
ooo                          convertible
                             instruments.
    Mario J. Gabelli, CFA

The Gabelli                  High total return from        Closed-end,          1.00       n/a         07/09/99   90.3
Utility Trust (5)            investments primarily in      Non-Diversified
(not rated)                  securities of companies       NYSE Symbol: GUT
                             involved in gas, electricity
                             and water industries.
    Mario J. Gabelli, CFA



----------

(1) Morningstar proprietary ratings reflect historical risk-adjusted performance as of December 31, 2000 and are subject to change every month. Overall Morningstar ratings are calculated from the fund's three-, five- and ten-year average annual returns, as available, in excess of 90 day T-bill returns with appropriate fee adjustments and a risk factor that reflects fund performance below 90 day T-bill returns. The top 10% of the funds in an investment category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the last 10% receive one star.

(2) The Gabelli Multimedia Trust was formed in 1994 through a spin-off of assets previously held in the Gabelli Equity Trust.

(3) The Gabelli Convertible Securities Fund was originally formed in 1989 as an open end investment company and was converted to a closed end investment company in March 1995.

(4) These funds have the multi-classes of shares available. Multi-class shares include Class A shares with a front-end sales charge; Class B shares are subject to a back-end contingent deferred sales charge and Class C shares are subject to a 1% back-end contingent deferred sales charge. Comstock Strategy Fund Class R shares, which are no-load, are available only for retirement and certain institutional accounts.

(5) The Gabelli Utility Trust was formed in 1999 through a spin off of assets previously held in the Gabelli Equity Trust.

     Shareholders of the no-load open-end Mutual Funds are allowed to exchange shares among the open-end funds as economic and market conditions and investor needs change at no additional cost. The Company periodically introduces new mutual funds designed to complement and expand its investment product offerings, respond to competitive developments in the financial marketplace and meet the changing needs of clients.

     The Company's marketing efforts for the Mutual Funds are currently focused on increasing the distribution and sales of its existing funds as well as creating new products for sale through its distribution channels. The Company believes that its marketing efforts for the Mutual Funds will continue to generate additional revenues from investment advisory fees. The Company has traditionally distributed most of its open-end Mutual Funds by using a variety of direct response marketing techniques, including telemarketing and advertising, and as a result the Company maintains direct relationships with a high percentage of its no-load open-end Mutual Fund customers. Beginning in late 1995, the Company expanded its product distribution by offering additional open-end Mutual Funds through Third-Party Distribution Programs, including NTF Programs. In 1998 and 1999, the Company further expanded these efforts to include substantially all of its open-end Mutual Funds in eighty Third-Party Distribution Programs. Although 44% of the assets under management in the open-end Mutual Funds are still attributable to the Company's direct response marketing efforts, Third-Party Distribution Programs, particularly NTF Programs, have become an increasingly important source of asset growth for the Company. Of the $8.9 billion of assets under management in the open-end equity Mutual Funds as of December 31, 2000, approximately 31% were generated from NTF Programs. During 2000, the Company completed development of additional classes of shares for several of its mutual funds for sale through national brokerage and investment houses and other third-party distribution channels on a commission basis. The multi-class shares were initially added to the global series of Gabelli mutual funds and the Gabelli Westwood funds. The use of multi-class share products will expand the distribution of all Gabelli Fund products into the advised sector of the mutual fund investment community. In 2000 approximately 50% of all U.S. equity mutual fund inflows came through this sector. The multi-class shares include Class A shares with a front end sales charge; Class B shares are subject to a back end contingent deferred sales charge and Class C shares are subject to a 1% back-end contingent deferred sales charge. The existing class of no-load shares are designated as Class AAA shares and remains available for new and current investors. In general, distribution through Third-Party Distribution Programs have greater variable cost components and lower fixed cost components than distribution through the Company's traditional direct sales methods.

    The Company through its affiliated broker-dealer Gabelli & Company, Inc. also offers its open-end mutual fund products through our internet site, www.gabelli.com, where mutual fund investors can access their personal account information and buy, sell and exchange Fund shares. Fund prospectuses, quarterly reports, fund applications, daily net asset values and performance charts are all available. Our "Meet the Managers" program provides a regular forum to chat with our portfolio manages on a wide variety of investment issues. A feature unique to Gabelli is the "Online Real Time Chat Support" which provides clients with access to a "live" client representative to assist with investment or account questions. As part of our efforts to educate investors we introduced Gabelli University with its initial publication "Deals, Deals... and More Deals" and the soon to be released "Win, Win Investing - Your Guide to Global Convertible Securities." Our website continues to be an active, informative and valuable resource which we believe will become an increasingly important feature of our client service efforts in the ensuing years.

    The Company provides investment advisory and management services pursuant to an investment management agreement with each Mutual Fund. While the specific terms of the investment management agreements vary to some degree, the basic terms of the investment management agreements are similar. The investment management agreements with the Mutual Funds generally provide that the Company is responsible for the overall investment and administrative services, subject to the oversight of each Mutual Fund's board of directors or trustees and in accordance with each Mutual Fund's fundamental investment objectives and policies. The investment management agreements permit the Company to enter into separate agreements for administrative and accounting services on behalf of the respective Mutual Funds.

    The Company provides the Mutual Funds with administrative services pursuant to management contracts. Most of these administrative services are provided through subcontracts with unaffiliated third parties. Such services include, without limitation, calculation of net asset value, preparation of financial reports for shareholders of the Mutual Funds, internal accounting, tax accounting and reporting, regulatory filings, and other services. Transfer agency and custodial services are provided directly to the Mutual Funds by unaffiliated third parties.

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

Separate Accounts

    Since 1977, the Company has provided investment management services through its subsidiary GAMCO Investors, Inc. ("GAMCO") to a broad spectrum of institutional and high net worth investors. As of December 31, 2000, the Company had approximately 1,500 Separate Accounts with an aggregate of approximately $11.0 billion of assets, which represent approximately 47% of the total assets under management of the Company. The ten largest Separate Accounts comprise approximately 15% of the Company's total assets under management and 6% of the Company's total revenues as of and for the period ended December 31, 2000. The Separate Accounts are invested in U.S. and international equity securities, U.S. fixed-income securities and convertible securities. At December 31, 2000, high net worth accounts (accounts of individuals and related parties in general having a minimum account balance of $1 million) comprised approximately 86% of the number of Separate Accounts and approximately 30% of the assets, with institutional investors accounting for the balance.

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

    The Company's Separate Accounts business is marketed primarily through the direct efforts of its in-house sales force. At December 31, 2000, over 90% of the Company's assets in Separate Accounts (excluding subadvisory assets) were obtained through direct sales relationships. Sales efforts are conducted on a regional and product specialist basis. Clients are generally serviced by a team of individuals, the core of which remain assigned to a specific client from the onset of the client relationship. The Company's sales force maintains direct relationships with corporate pension and profit sharing plans, foundations, endowment funds, jointly trusteed plans, municipalities and high net worth individuals that comprise the Company's Separate Accounts business.

Partnerships

    The Company offers alternative investment products principally through its majority-owned subsidiary, GSI. These alternative investments products consist primarily of global equities, risk arbitrage and merchant banking limited partnerships and offshore companies. The Partnerships had $437 million of assets at December 31, 2000. Gabelli Associates Fund had $179 million of assets under management as of December 31, 2000 and invests in merger arbitrage opportunities. Merchant banking activities are carried out through ALCE Partners, L.P. ("Alce"), and Gabelli Multimedia Partners, L.P. ("Multimedia"), both of which are closed to new investors. Aggregate assets for Alce and Multimedia as of December 31, 2000 were approximately $12 million and $6 million, respectively. Gabelli Associates Limited, which had approximately $155 million of assets as of December 31, 2000, is an offshore investment company designed for non-U.S. investors seeking to participate in risk arbitrage opportunities utilizing the same investment objectives and strategies as the Gabelli Associates Fund. Gabelli Global Partners, a global equity long/short fund introduced in 1999 and Gabelli European Partners, a European equity long/short fund introduced in 2000, had assets under management of $79 million and $3 million, respectively, at December 31, 2000. The Company also manages New Century Capital Partners with assets as of December 31, 2001 of $2.2 million and the Gabelli International Gold Fund Limited, which as of December 31, 2000 had less than $1 million of assets. The Company's alternative investment products are marketed primarily through its direct sales force. The Company intends to expand product offerings, both domestic and international, and the geographic composition of its customer base in the Partnerships and other alternative investment products and expects that the assets invested in these products will provide a growing source of revenues in the future.

Brokerage and Mutual Fund Distribution

     The Company offers underwriting, execution and trading services through its majority owned subsidiary, Gabelli & Company. Gabelli & Company is a broker-dealer registered under the Securities Exchange Act of 1934 and a member of the NASD. Gabelli & Company's revenues are derived primarily from distribution of the Mutual Funds, brokerage commissions on transactions in equity securities for the Mutual Funds, Separate Accounts and other customers, and from underwriting fees selling concessions and market-making activities.


     The Company distributes the open-end Mutual Funds pursuant to distribution agreements with each open-end Mutual Fund. Under each distribution agreement with an open-end Mutual Fund, the Company offers and sells such open-end Mutual Fund's shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of Third-Party Distribution Programs, financial intermediaries and sales personnel of the Company. The Company receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 ("12b-1") of the Investment Company Act. Distribution fees from the open-end Mutual Funds amounted to $11.9 million, $16.2 million and $22.9 million for the years ended December 31, 1998 1999 and 2000 respectively. The Company is the principal underwriter for several funds distributed with a sales charge, including shares of The Gabelli Value Fund, The Comstock Funds and the multi-class series of shares which were added to the global and international series of Gabelli mutual funds, the Gabelli Westwood Funds and The Gabelli Value Fund.

     Under the distribution plans, the open-end no load (Class AAA shares) Mutual Funds (except the Treasurer's Funds, the Gabelli U.S. Treasury Money Market Fund and the Gabelli Capital Asset Fund) and the Class A shares of various funds pay the Company a distribution fee of .25% per year (except the Class A shares of the Gabelli Westwood Funds which pay .50% per year) on the average daily net assets of the fund. Class B and Class C shares, launched in March 2000 as part of the multi-class option for certain mutual funds, have a 12b-1 distribution plan with a service and distribution fee totaling 1%. The Company's distribution agreements with the Mutual Funds may continue in effect from year to year only if specifically approved at least annually by (i) the

Mutual Fund's board of directors or trustees or (ii) the Mutual Fund's shareholders and, in either case, the vote of a majority of the Mutual Fund's directors or trustees who are not parties to the agreement or "interested persons" of any such party, within the meaning of the Investment Company Act. Each Mutual Fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days' written notice by (i) a vote of the majority of its directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Mutual Fund. Each distribution agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act. The Company may terminate a distribution agreement without penalty upon 60 days' written notice.

Underwriting Activities

     Gabelli & Company is involved in external syndicated underwriting activities. In 1998, 1999 and 2000 Gabelli & Company participated in 32, 35 and 16 syndicated underwritings of public equity and debt offerings managed by major investment banks with commitments of $104 million, $64.2 million and $42.4 million, respectively.

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

    The market for providing investment management services to institutional and high net worth Separate Accounts is also highly competitive. Approximately 34% of the Company's investment management fee revenues for the year ended December 31, 2000 were derived from its Separate Accounts. Selection of investment advisers by U.S. institutional investors is often subject to a screening process and to favorable recommendation by investment industry consultants. Many of these investors require their investment advisers to have a successful and sustained performance record, often five years or longer, and also focus on one and three year performance records. The Company has significantly increased its assets under management on behalf of U.S. institutional investors since its entry into the institutional asset management business in 1977. At the current time, the Company believes that its investment performance record would be attractive to potential new institutional and high net worth clients and the Company has determined to devote additional resources to the institutional and high net worth investor markets. However, no assurance can be given that the Company's efforts to obtain new business will be successful.

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

    The business of the Company is subject to regulation at both the federal and state level by the Securities and Exchange Commission ("Commission") and other regulatory bodies. Subsidiaries of the Company are registered with the
Commission under the Investment Advisers Act, and the Mutual Funds are registered with the Commission under the Investment Company Act. Three subsidiaries of the Company are also registered as broker-dealers with the Commission and are subject to regulation by the NASD and various states.

    The subsidiaries of the Company that are registered with the Commission under the Investment Advisers Act (Funds Adviser, Gabelli Advisers, Inc., Gabelli Fixed Income L.L.C. and GAMCO) are regulated by and subject to examination by the Commission. The Investment Advisers Act imposes numerous obligations on registered investment advisers including fiduciary duties, record keeping requirements, operational requirements, marketing requirements and disclosure obligations. The Commission is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from censure to termination of an investment adviser's registration. The failure of a subsidiary of the Company to comply with the requirements of the Commission could have a material adverse effect on the Company. The Company believes it is in substantial compliance with the requirements of the regulations under the Investment Advisers Act.

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

     In their capacity as broker-dealers, Gabelli & Company, Gabelli Fixed Income Distributors, Inc. and Lynch Capital are required to maintain certain minimum net capital and cash reserves for the benefit of its customers. Gabelli & Company and Gabelli Fixed Income Distributors, Inc. net capital, as defined, has consistently met or exceeded all minimum requirements. Lynch Capital which was acquired on December 22, 2000 has consistently met or exceeded all minimum requirements. Under the rules and regulations of the Commission promulgated pursuant to the federal securities laws, the Company is subject to periodic examination by the Commission and the NASD. Gabelli & Company, Gabelli Fixed Income Distributors, Inc. and Lynch Capital are also subject to periodic examination by the NASD.

    Subsidiaries of the Company are subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and to regulations promulgated thereunder, insofar as they are "fiduciaries" under ERISA with respect to certain of their clients. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), impose certain duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving ERISA plan clients. The failure of the Company to comply with these requirements could have a material adverse effect on the Company.

    Investments by the Company on behalf of its clients often represent a significant equity ownership position in an issuer's class of stock. As of December 31, 2000, the Company had five percent or more beneficial ownership with respect to 118 equity securities. This activity raises frequent regulatory and legal issues regarding the Company's aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers' shareholder rights plans or "poison pills," state gaming laws and regulations, federal communications laws and regulations, public utility holding company laws and regulations, federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions. The failure of the Company to comply with these requirements could have a material adverse effect on the Company.

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

Staff

    At March 1, 2001, the Company had a full-time staff of approximately 156 individuals, of whom 68 served in the portfolio management, research and trading areas, 52 served in the marketing and shareholder servicing areas and 36 served in the administrative area. As part of its staff, the Company employs eleven portfolio managers for the Mutual Funds, Separate Accounts and Partnerships. Additionally, Westwood Management employs five portfolio managers who advise five of the six portfolios of the Gabelli Westwood family of funds.

Item 2:  Properties

    As of December 31, 2000, the principal properties leased by the Company for use in its business were as follows:


    Location                            Lease Expiration         Square Footage
    --------                            -----------------        --------------
    One Corporate Center                December 11, 2001        24,555
    Rye, New York 10580

    401 Theodore Fremd Avenue           April 30, 2013           60,055
    Rye, New York 10580

    165 West Liberty Street             month-to-month           1,559
    Reno, Nevada 89501

    Plaza Center, Suite 503             May 31, 2004             1,149
    249 Royal Palm Way
    Palm Beach, FL  33480

    100 Corporate North                 January 31, 2006         1,052
    Suite 207
    Bannockburn, IL  60015

    140 Greenwich Avenue                July 31, 2003            3,271
    Greenwich, CT  06830

    5 Prince's Gate                     January 20, 2005         1,700
    London, SW7
    United Kingdom

     All of these properties are used by the Company as office space. The building and property at 401 Theodore Fremd Avenue was leased from an entity controlled by members of Mr. Gabelli's family, and approximately 40,000 square feet are currently subleased to other tenants. The Company receives rental payments under the sublease agreements which totaled approximately $717,000 in 2000 and were used to offset operating expenses incurred for the property. The lease provides that all operating expenses related to the property are to be paid by the Company. The Company has begun relocating certain departments of the Company to these premises and expects to completely relocate its principal executive office to these premises in the year 2001.

Item 3:  Legal Proceedings

     From time to time, the Company is a defendant in various lawsuits incidental to its business. The Company does not believe that the outcome of any current litigation will have a material effect on the financial condition of the Company.

Item 4:  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.

                                     PART II

Item 5:  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     The Company's shares of Class A common stock have been traded on the New York Stock Exchange (NYSE) under the symbol GBL since its initial public offering on February 11, 1999. Prior to that there was no public market for our common stock.

     As of March 1, 2001 there were approximately 32 Class A common stockholders of record and 3 Class B common stockholders of record (GGCP and two wholly-owned subsidiaries). These figures do not include stockholders with shares held under beneficial ownership in nominee name which are estimated to be in excess of 3,000.

     The following table sets forth the high and low prices of the Company's Class A common stock for each quarter of 2000 commencing with its initial public offering, as reported by the New York Stock Exchange.


           Quarter Ended            High        Low

           March 31, 2000           $ 17.88     $ 15.38
           June 30, 2000            $ 25.13     $ 16.88
           September 30, 2000       $ 31.25     $ 22.25
           December 31, 2000        $ 36.00     $ 25.82


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

                                                                     Year Ended December 31,
                                                                          (In thousands)
                                                   1996            1997            1998             1999           2000
                                                ----------      ----------      -----------     -----------     -----------
 Income Statement Data
 Revenues:
   Investment advisory and
     incentive fees.....................        $  84,244       $  89,684       $  116,358      $  147,414      $  190,200
   Commission revenue.....................          6,667           7,496            8,673          11,856          16,805
   Distribution fees and other income...            7,257           8,096           13,156          16,992          26,913
                                                ---------       ---------       ----------      ----------      ----------
     Total revenues.......................         98,168         105,276          138,187         176,262         233,918
                                                ---------       ---------       ----------      ----------      ----------
 Expenses:
   Compensation costs.....................         41,814          45,260           56,046          71,860          97,055
   Management fee.........................         10,192          10,580           12,246          10,153          11,296
   Other operating expenses...............         19,274          18,690           24,883          28,917          36,653
   Non-recurring charge...................              -               -                -          50,725               -
                                                ---------       ---------       ----------      ----------      ----------

     Total expenses.......................         71,280          74,530           93,175         161,655         145,004
                                                ---------       ---------       ----------      ----------      ----------
 Operating income.........................         26,888          30,746           45,012          14,607          88,914
                                                ---------       ---------       ----------      ----------      ----------
 Other income:
   Net gain (loss) from investments......           8,783           7,888           (1,103)         14,253           6,716
   Gain on sale of PCS licenses, net.....               -               -           17,614               -               -
   Interest and dividend income.........            5,406           4,634            5,117           6,850           9,745
   Interest expense.......................           (879)         (1,876)          (2,212)         (3,438)         (3,714)
   Other..................................            331            (109)               -               -               -
                                                ---------       ---------       ----------      ----------      ----------
     Total other income, net..............         13,641          10,537           19,416          17,665          12,747
                                                ---------       ---------       ----------      ----------      ----------
 Income before income taxes
   and minority interest..................         40,529          41,283           64,428          32,272         101,661
   Income taxes...........................          7,631           3,077            5,451          10,467          40,257
   Minority interest......................          2,727           1,529            1,710           3,270           3,409
                                                ---------       ---------       ----------      ----------      ----------
 Net income...............................       $ 30,171       $  36,677       $   57,267      $   18,535      $   57,995
                                                =========       =========       ==========      ==========      ==========
 Net income per share:
    Basic.................................                                                      $     0.64            1.96
    Diluted...............................                                                      ==========      ==========
                                                                                                $     0.64            1.94
                                                                                                ==========      ==========
 Weighted average shares outstanding:
    Basic.................................                                                          29,117          29,575
                                                                                                ==========      ==========
    Diluted...............................                                                          29,117          29,914
                                                                                                ==========      ==========


                                                                                     December 31,
                                                   1996            1997            1998            1999            2000
                                                 --------        --------        --------        --------        --------
                                                               (In thousands, except assets under management)
 Balance Sheet Data
   Total assets.............                     $182,524        $232,736        $254,675        $243,062        $317,804
   Total liabilities and
       minority interest....                       43,991          69,117          59,775          95,486         115,607
                                                 --------        --------        --------        --------        --------
   Total stockholders' equity                    $138,533        $163,619        $194,900        $147,576        $202,197
                                                 ========        ========        ========        ========        ========



 Assets Under Management (unaudited)
 (at period end, in millions):
       Mutual Funds.........                     $  4,209        $  6,146        $  8,197        $ 11,640        $ 12,113
       Separate Accounts....                        5,200           7,013           7,957          10,064          11,001
       Partnerships.........                          116             138             146             230             437
                                                 --------        --------        --------        --------        --------
          Total (a).........                     $  9,525        $ 13,297        $ 16,300        $ 21,934        $ 23,551
                                                 ========        ========        ========        ========        ========



                                                             Year Ended December 31, 1999
                                                        -------------------------------------
                                                        (In thousands, except per share data)
Unaudited Pro Forma Income Statement Data

  Revenues:
     Investment advisory and incentive fees.............             $ 147,414
     Commission revenue.................................                11,856
     Distribution fees and other income.................                16,992
                                                                     ---------
         Total revenues.................................               176,262
                                                                     ---------
  Expenses:
     Compensation costs.................................                71,860
     Management fee.....................................                 9,057
     Other operating expenses...........................                28,894
     Non-recurring charge...............................                50,725
                                                                     ---------
         Total expenses.................................               160,536
                                                                     ---------

     Operating income...................................                15,726
                                                                     ---------
  Other income:
     Net gain from investments..........................                12,350
     Interest and dividend income.......................                 6,374
     Interest expense...................................                (3,653)
                                                                     ---------
         Total other income, net........................                15,071
                                                                     ---------
  Income before income taxes and minority interest......                30,797
     Income taxes.......................................                12,728
     Minority interest..................................                 3,270
                                                                     ---------
  Net income............................................             $  14,799(b)
                                                                     =========

  Net income per share:
     Basic and diluted..................................             $    0.50(b)
                                                                     =========
  Weighted average shares outstanding:
     Basic and diluted..................................                29,890
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

(a) Effective April 14, 1997, Gabelli Fixed Income L.L.C. was restructured such that the Company's ownership increased from 50% to 80.1%, thereby causing Gabelli Fixed Income L.L.C. to become a consolidated subsidiary of the Company. Accordingly, for periods after April 14, 1997, the assets managed by Gabelli Fixed Income L.L.C. are included in the Company's assets under management. If the assets managed by Gabelli Fixed Income L.L.C. had been included for all periods presented, total assets under management for 1995 and 1996 would have been approximately $10,793 and $11,082, respectively.
(b) Excluding the non recurring charge related to the note payable ($30.9 million, net of tax benefit of $19.8 million, or $1.03 per share) net income and net income per share for the year ended December 31, 1999 were $45.7 million and $1.53, respectively.

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

Overview

    The Company's revenues are largely based on the level of assets under management in its businesses as well as the level of fees associated with its various investment products. Growth in revenues generally depends on good investment performance, which increases assets under management by increasing the value of existing assets under management, contributing to higher investment and lower redemption rates and facilitating the ability to attract additional investors while maintaining current fee levels. Growth in assets under management is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service. Historically, the Company depended primarily on direct distribution of its products and services, but since 1995 has increasingly participated in Third-Party Distribution Programs, particularly NTF Programs. A majority of the Company's cash inflows to mutual fund products have come through these channels since 1998. Fluctuations in financial markets also have a substantial effect on assets under management and results of operations, although the Company's extensive use of variable compensation programs tends to moderate the effects of fluctuations in revenues. The Company's largest source of revenues is investment advisory fees which are based on the amount of assets under management in its Mutual Funds and Separate Accounts. Advisory fees from the Mutual Funds are computed daily or weekly, while advisory fees from the Separate Accounts are generally computed quarterly based on account values as of the end of the preceding quarter. These revenues vary depending upon the level of sales compared with redemptions, financial market conditions and the fee structure for assets under management. Revenues derived from the equity oriented portfolios generally have higher management fee rates than fixed income portfolios.

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

    Other operating expenses include product distribution and promotion costs, clearing charges and fees for the Company's brokerage operation, rental of office space and electronic data equipment and services, insurance, client servicing and other general and administrative operating costs.

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

Operating Results for the Year Ended December 31, 2000 as Compared to the Year Ended December 31, 1999

    Total revenues for the year ended December 31, 2000 were $233.9 million, an increase of $57.7 million, or 33%, compared to $176.3 million for the year ended December 31, 1999. Investment advisory and incentive fees, comprising 81% of total revenues, increased $42.8 million, or 29%, to $190.2 million, as the Company experienced strong growth in the level of average assets under management in each of its Mutual Funds, Separate Accounts and Alternative Investments businesses. Average total assets under management, which is the basis for investment advisory and incentive fees, were $23.1 billion in 2000, an increase of $4.6 billion, or 25%, compared to average assets under management of $18.5 billion in 1999. Total assets under management at December 31, 2000 were $23.6 billion, an increase of $1.6 billion or 7% from assets under management of $21.9 billion at December 31, 1999. Assets under management in Mutual Funds were $12.1 billion at December 31, 2000, an increase of approximately $0.5 billion, or 4%, from December 31, 1999. This increase represents approximately $1.7 billion in net cash inflows and $0.1 billion in assets acquired, offset by $1.3 billion in market-related depreciation. Assets under management in Separate Accounts were $11.0 billion at December 31, 2000, an increase of $0.9 billion or 9% from $10.1 billion at December 31, 1999. This increase represents approximately $1.0 billion in net cash inflows offset by $0.1 billion in market-related depreciation.

    Commission revenues in 2000 were $16.8 million, an increase of $4.9 million, or 42%, from commission revenues of $11.9 million in 1999. The increase resulted from increased agency trading activity for accounts managed by affiliated companies. Commission revenues derived from transactions on behalf of the Mutual Funds and Separate Accounts clients totaled $14.5 million, or approximately 87% of total commission revenues in 2000.

     Distribution fees and other income increased more than 58% to $26.9 million in 2000 from $17.0 million in 1999. Increased 12b-1 fees, resulting from the 41% growth in assets under management in our open end equity mutual funds, to $22.9 million, and a $3.1 million investment banking fee were the principal components for this increase.

    Total expenses were $145.0 million in 2000, an increase of $34.1 million, or 31%, from $110.9 million, excluding a $50.7 million non-recurring charge, in 1999. Operating income as a percentage of total revenues rose to 38% in 2000 from 37% in 1999. Compensation costs, which are largely variable in nature and increase or decrease as revenues grow or decline, increased approximately $25.2 million, or 35%, to $97.1 million in 2000 from $71.9 million in 1999. Management fee expense, which is totally variable and increases or decreases as pre-tax profits grow or decline, was $11.3 million in 2000, an increase of $1.1 million, or 11%, from $10.2 million for the year ended December 31, 1999. Other operating expenses, which include marketing, promotion and distribution costs as well as general operating expenses were $36.7 million in 2000, an increase of approximately $7.8 million, or 27%, from $28.9 million in 1999. Mutual fund administration and distribution expenses and brokerage clearing charges accounted for more than $6.4 million, or 82%, of this increase.

    Net gain from investments, which is derived from the Company's proprietary investment portfolio, was approximately $6.7 million for the year ended December 31, 2000 compared to a net gain of $14.3 million for 1999. Included in the net gain for 1999 was $2.3 million which was derived from the proprietary portfolio distributed to GFI as part of the Reorganization. Interest and dividend income was $9.7 million in 2000 compared to $6.9 million in 1999. Interest expense rose $0.3 million to $3.7 million in 2000, from $3.4 million in 1999.

    Income taxes increased to $40.3 million, an effective tax rate of 39.6%, in 2000 from $10.5 million and an effective tax rate of 32.4% for 1999. This increase is principally due to the 1999 conversion of the Company from an "S" Corporation to a "C"

Corporation for Federal and state income tax purposes. Income taxes for 1999 is net of the $19.8 million deferred tax benefit resulting from the $50.7 million non recurring charge.

    Minority interest expense increased to $3.4 million in 2000 from $3.3 million in 1999. This increase is reflective of additional income attributable to the minority interests of the Company's majority controlled subsidiaries, GSI, Fixed Income and Advisers.

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

    Total expenses, excluding a $50.7 million non-recurring charge, were $110.9 million in 1999, an increase of $17.8 million, or 19%, from $93.2 million in 1998. Operating income as a percentage of total revenues, excluding the non recurring charge, rose to 37% in 1999 from 33% in the prior year largely resulting from the reduction in the management fee rate and the benefit from spreading fixed costs over a larger revenue base. Compensation costs rose approximately $15.8 million, or 28%, to $71.9 million in 1999 from $56.0 million in 1998. Management fee expense was $10.2 million in 1999, a decline of $2.0 million, or 17%, from $12.2 million for the year ended December 31, 1998 as the result of the reduced management fee rate effective at the close of the Offering. Other operating expenses were $28.9 million in 1999, an increase of approximately $4.0 million, or 16%, from $24.9 million in 1998. Mutual fund administration and distribution expenses accounted for more than $3.1 million, or 78%, of this increase.

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

    Summary cash flow data is as follows:

                                                         1998             1999            2000
                                                        -------         ---------       --------
                                                                       (in thousands)
 Cash flows provided by (used in):
    Operating activities                                $ 9,543          $(13,454)      $ (1,918)
    Investing activities                                 78,591             4,073        (28,093)
    Financing activities                                (50,522)           62,191         (3,750)
                                                        -------          --------       --------
 Increase (decrease) in cash and cash equivalents        37,612            52,810        (33,761)
 Cash and cash equivalents at beginning of year          12,610            50,222        103,032
                                                        -------          --------       --------
 Cash and cash equivalents at end of year               $50,222          $103,032       $ 69,271
                                                        -------          --------       --------

    Cash and liquidity requirements have historically been met through operating activities and the Company's borrowing capacity. At December 31, 2000, the Company had cash and cash equivalents of $69.3 million, a decrease of $33.8 million from the prior year-end.

    Cash used in operating activities of $1.9 million in 2000 results primarily from $64.7 million used for net purchases of equity securities and U.S. government obligations which, due to their maturities, are not classified as cash equivalents, partially offset by cash provided by net income of $58.0 million. Cash used in operating activities in 1999 of $13.5 million resulted principally from $63.4 million in net purchases of securities, which was partially offset by net income of $49.4 million before a non cash charge, net of tax benefit, of $30.9 million related to a note payable to the Company's Chairman.

    Cash used in investing activities of $28.1 million in 2000 is primarily due to investments in partnerships and affiliates of $32.5 million. Cash provided by investing activities of $4.1 million in 1999 resulted principally from partnership distributions.

    Cash used in financing activities of $3.8 million in 2000 was largely due to the purchase of additional treasury stock during the year. Cash provided by financing activities in 1999 of $62.2 million largely resulted from the receipt of the net proceeds from the Offering of $96 million partially offset by distributions to GFI, of $18.2 million, and to shareholders, of $10.0 million, prior to the date of the Reorganization. Proceeds from the Offering are being used for general corporate purposes and to initiate strategic growth plans, which call for expanding product offerings, enhancing distribution and marketing of existing investment products and pursuing strategic acquisitions and alliances. At present, the Company has no plans, arrangements or understandings relating to any specific acquisitions or alliances, and does not intend to use any of the net proceeds from the Offering to pay debt service on the $50 million payable to the Chairman under the terms of his Employment Agreement.

    Gabelli & Company is registered with the Commission as a broker-dealer and is a member of the NASD. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. As of December 31, 1999 and 2000, Gabelli & Company had net capital, as defined, of approximately $10.1 million and $16.0 million, respectively, exceeding the regulatory requirement by approximately $9.9 million and $15.8 million, respectively. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

Market Risk

    The Company is subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. The Company's
exposure  to  market  risk  is  directly   related  to  its  role  as  financial
intermediary and advisor for assets under management in its mutual funds, institutional and separate accounts business and its proprietary investment and trading activities. At December 31, 2000, the Company's primary market risk exposure was for changes in equity prices and interest rates. At December 31, 1999 and 2000, the Company had equity investments, including mutual funds largely invested in equity products, of $45.6 million and $57.3 million, respectively. Investments in mutual funds, $31.2 million and $32.2 million at December 31, 1999 and 2000, respectively, generally lower market risk through the diversification of financial instruments within their portfolios. In addition, the Company may alter its investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.

     The Company's exposure to interest rate risk results, principally, from its investment of excess cash in government obligations. These investments are primarily short term in nature and the fair value of these investments generally approximates market value.

     The Company's revenues are largely driven by the market value of its assets under management and are therefore exposed to fluctuations in market prices of these assets, which are largely readily marketable equity securities. Investment advisory fees for mutual funds are based on average daily or weekly asset values. Management fees earned on institutional and separate accounts, for any given quarter, are determined based on asset values on the last day of the preceding quarter. Any significant increases or decreases in market value of assets managed which occur on the last day of the quarter will result in a relative increase or decrease in revenues for the following quarter.

Recent Accounting Developments

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). SFAS No. 133, as amended, establishes standards for recognizing and fair valuing derivative financial instruments. SFAS No. 133 is required to be adopted for fiscal years beginning after January 1, 2001. The Company does not expect the implementation of this statement to have any significant effect on the Company's reported financial position or results of operations.

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

Item 8:  Financial Statements and Supplementary Data

                GABELLI ASSET MANANAGEMENT INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        Page

  Report of Independent Auditors....................................................... F-2

  Consolidated Financial Statements:
  Consolidated Statements of Income for the years ended December 31, 1998, 1999 and 2000........................................................................... F-3
  Consolidated Statements of Financial Condition at December 31, 1999 and 2000......... F-4
  Consolidated Statements of Stockholders' Equity for the years ended December 31,
    1998, 1999 and 2000................................................................ F-5
  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000........................................................................... F-6
  Notes to Consolidated Financial Statements........................................... F-7

  Supplementary Data:
  Unaudited Pro Forma Consolidated Statement of Income................................. F-17



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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Gabelli Asset Management Inc. and Subsidiaries

    We have audited the accompanying consolidated statements of financial condition of Gabelli Asset Management Inc. and Subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gabelli Asset Management Inc. and Subsidiaries at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




                                                 ERNST & YOUNG LLP









New York, New York
February 28, 2001

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                           Year ended December 31,
                                                                ------------------------------------------
                                                                   1998            1999             2000
                                                                -----------     -----------      ---------
                                                             (In thousands, except per share data)
   Revenues
   Investment advisory and incentive fees....................   $ 116,358       $ 147,414        $ 190,200
   Commission revenue........................................       8,673          11,856           16,805
   Distribution fees and other income........................      13,156          16,992           26,913
                                                                ---------        --------        ---------
        Total revenues.........................................   138,187         176,262          233,918
                                                                ---------        --------        ---------
   Expenses
   Compensation costs........................................      56,046          71,860           97,055
   Management fee............................................      12,246          10,153           11,296
   Other operating expenses..................................      24,883          28,917           36,653
   Non recurring charge......................................           -          50,725                -
                                                                ---------       ---------        ---------
       Total expenses........................................      93,175         161,655          145,004
                                                                ---------       ---------        ---------
   Operating income..........................................      45,012          14,607           88,914
                                                                ---------       ---------        ---------
   Other Income (Expense)
   Net gain (loss) from investments..........................      (1,103)         14,253            6,716
   Gain on sale of PCS licenses, net.........................      17,614               -                -
   Interest and dividend income..............................       5,117           6,850            9,745
   Interest expense..........................................      (2,212)         (3,438)          (3,714)
                                                                ---------       ---------        ---------
        Total other income, net..............................      19,416          17,665           12,747
                                                                ---------       ---------        ---------
   Income before income taxes and
    minority interest........................................      64,428          32,272          101,661
   Income taxes..............................................       5,451          10,467           40,257
   Minority interest.........................................       1,710           3,270            3,409
                                                                ---------       ---------        ---------
   Net income................................................   $  57,267       $  18,535        $  57,995
                                                                =========       =========        =========

   Net income per share:
     Basic...................................................                   $    0.64        $    1.96
                                                                                =========        =========
     Diluted.................................................                   $    0.64        $    1.94
                                                                                =========        =========

   Weighed average shares outstanding:
     Basic...................................................                      29,117           29,575
                                                                                =========        =========
     Diluted.................................................                      29,117           29,914
                                                                                =========        =========

   Pro forma data (unaudited):
      Income before income taxes and minority interest
          as reported........................................                   $ 32,272
      Pro forma interest expense on $50 million note
          payable............................................                       (338)
      Pro forma management fee adjustment from 20%
          to 10% of pre tax profits..........................                      1,096
      Pro forma reallocation of expenses to the new
          parent company.....................................                         23
      Pro forma effect on income and expenses of
          distribution of assets and liabilities.............                     (2,256)
      Pro forma provision for income taxes...................                    (12,728)
      Pro forma minority interest............................                     (3,270)
                                                                                --------
      Pro forma net income...................................                   $ 14,799
                                                                                ========

      Pro forma net income per share:
          Basic and diluted..................................                   $   0.50
                                                                                ========

      Pro forma weighted average shares outstanding:
          Basic and diluted..................................                     29,890
                                                                                ========

                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               December 31,
                                                                            1999           2000
                                                                         ----------     -------
                                                                   (In thousands, except share data)

 ASSETS

 Cash and cash equivalents......................................        $ 103,032       $  69,271
 Investments in securities......................................           69,791         134,520
 Investments in partnerships and affiliates.....................           21,018          56,546
 Receivable from broker.........................................                -           3,853
 Investment advisory fees receivable............................           14,269          15,307
 Notes and other receivables from affiliates....................           11,589          11,584
 Capital lease..................................................            3,186           2,939
 Deferred income taxes..........................................           16,887          19,382
 Intangible assets..............................................            1,553           1,340
 Other assets...................................................            1,737           3,062
                                                                        ---------       ---------
      Total assets..............................................        $ 243,062       $ 317,804
                                                                        =========       =========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Notes payable..................................................        $  50,000       $  50,000
 Payable to broker..............................................            5,637               -
 Income taxes payable...........................................            4,592           7,468
 Capital lease obligation.......................................            3,581           3,541
 Compensation payable...........................................           10,260          25,670
 Accrued expenses and other liabilities.........................            6,598          11,077
                                                                        ---------       ---------
      Total liabilities.........................................           80,668          97,756

 Minority interest..............................................           14,818          17,851

 Stockholders' equity:
   Class A Common Stock, $.001 par value; 100,000,000 shares
    authorized; 6,000,000 shares issued.........................                6               6
   Class B Common Stock,  $.001 par value;  100,000,000  shares
    authorized;      24,000,000      shares      issued     and
    outstanding.................................................               24              24
   Additional paid-in capital...................................          117,046         117,046
   Retained earnings............................................           35,156          93,151
   Treasury stock, at cost (300,800 and 480,700 shares, respectively)      (4,656)         (8,030)
                                                                        ---------       ---------
      Total stockholders' equity................................          147,576         202,197

      Total liabilities and stockholders' equity................        $ 243,062       $ 317,804
                                                                        =========       =========



                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1998, 1999 and 2000
                                 (in thousands)

                                                        Additional
                                            Common       Paid-in       Retained        Treasury       Notes
                                            Stock        Capital       Earnings         Stock       Receivable       Total
                                          ---------     ---------      ---------     -----------    ----------     ---------
   Balance at December 31, 1997.....      $       2     $  12,372      $ 152,775     $         -    $   (1,530)    $ 163,619
                                          ---------  -  ---------      ---------     -----------    ----------     ---------
     Repurchase and retirement of
       400 shares...................              -          (351)             -               -           351             -
     Issuance of 11,000 shares......              -         9,450              -                        (9,535)          (85)
     Distributions to stockholders..              -             -        (25,901)              -             -       (25,901)
     Net income.....................              -             -         57,267               -             -        57,267
                                          --------- -   ---------      ---------     -----------    ----------     ---------
                                                  2        21,471        184,141               -       (10,714)      194,900
   Balance at December 31, 1998.....      ---------     ---------      ---------     -----------    ----------     ---------

     Issuance of 6,000,000 shares,
       Class A Common Stock.........              6        95,575              -               -             -        95,581
     Issuance of 24,000,000 shares,
       Class B Common Stock.........             24             -              -               -             -            24
     Distribution to GFI............             (2)            -       (165,271)              -        10,714      (154,559)
     Distributions to stockholders..              -             -         (2,249)              -             -        (2,249)
     Purchase of treasury stock.....              -             -              -          (4,656)            -        (4,656)
     Net income.....................              -                       18,535               -             -        18,535
                                          ---------     ---------      ---------     -----------    ----------     ---------
   Balance at December 31, 1999.....             30       117,046         35,156          (4,656)            -       147,576
                                          =========     =========      =========     ===========    ==========     =========
     Purchase of treasury stock.....              -             -              -          (3,374)            -        (3,374)
     Net income.....................              -                       57,995               -             -        57,995
                                          ---------     ---------      ---------     -----------    ----------     ---------
   Balance at December 31, 2000.....      $      30     $ 117,046      $  93,151     $    (8,030)   $        -     $ 202,197
                                          =========     =========      =========     ===========    ==========     =========



                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year  ended December 31
                                                                --------------------------------------
                                                                  1998            1999          2000
                                                                --------        --------      --------
                                                                             (In thousands)
 Operating activities
 Net income..........................................           $ 57,267        $ 18,535      $ 57,995
 Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
   Equity in earnings of partnerships and affiliates.             (1,414)         (6,793)       (7,435)
   Depreciation and amortization.....................                865             740           706
   Deferred income taxes.............................               (615)        (16,887)       (2,495)
   Minority interest in income of subsidiaries.......              1,710           3,270         3,409
   Non-recurring charge..............................                  -          50,725             -
   Gain on sale of PCS licenses......................            (28,449)              -             -
 (Increase) decrease in operating assets:
      Investments in securities......................            (27,195)        (63,446)      (64,729)
      Investment advisory fees receivable............               (367)         (5,418)       (1,038)
      Notes and other receivables from affiliates....              4,910          (8,483)            5
      Other receivables..............................              1,464               -          (798)
      Receivable from broker.........................            (10,308)            529        (3,853)
      Other assets...................................             (2,460)          1,826          (773)
 Increase (decrease) in operating liabilities:
      Notes payable..................................             (1,232)              -             -
      Payable to broker..............................                  -           5,637        (5,637)
      Income taxes payable...........................                163           1,592         2,876
      Compensation payable...........................              1,662           4,417        15,410
      Securities sold, but not yet purchased.........             12,665            (338)           (2)
      Distributions payable to shareholders..........              7,311               -             -
      Accrued expenses and other liabilities.........             (6,434)            640         4,441
                                                                --------        --------      --------
 Total adjustments...................................            (47,724)        (31,989)      (59,913)
                                                                --------        --------      --------
 Net cash provided by (used in) operating activities.              9,543         (13,454)       (1,918)
                                                                --------        --------      --------

 Investing activities
 Sale of PCS licenses................................             80,000               -             -
 Distributions from partnerships and affiliates......              3,770           5,554         4,447
 Investments in partnerships and affiliates..........             (5,179)         (1,481)      (32,540)
                                                                --------        --------      --------
 Net cash provided by (used in) investing activities.             78,591           4,073       (28,093)
                                                                --------        --------      --------

 Financing activities
 Repayment of bank loan..............................            (30,000)              -             -
 Distributions to shareholders.......................            (19,636)        (10,023)            -
 Cash included in deemed distribution................                  -         (18,170)            -
 Purchase of minority stockholders' interest............            (886)           (579)         (376)
 Proceeds from issuance of common stock..............                  -          95,619             -
 Purchase of treasury stock..........................                  -          (4,656)       (3,374)
                                                                --------        --------      --------
 Net cash provided by (used in) financing activities.            (50,522)         62,191        (3,750)
                                                                --------        --------      --------

 Net increase (decrease) in cash and cash equivalents             37,612          52,810       (33,761)
 Cash and cash equivalents at beginning of year......             12,610          50,222       103,032
                                                                --------        --------      --------
 Cash and cash equivalents at end of year............           $ 50,222        $103,032      $ 69,271
                                                                ========        ========      ========

 Supplemental disclosure of cash flow information
 Cash paid for interest..............................           $  2,212        $  3,438      $  3,714
                                                                --------        --------      --------
 Cash paid for income taxes..........................           $  5,903        $ 25,762      $ 39,884
                                                                --------        --------      --------
 Supplemental disclosure of non-cash financing activity
 Receipt of note for common stock sold...............           $  9,535               -             -
                                                                --------        --------      --------

                       See accompanying notes

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



A.  Significant Accounting Policies

Basis of Presentation

    Gabelli Asset Management Inc. ("GAMI" or the "Company" and where the context requires, the "Company" includes its predecessors and its consolidated subsidiaries) was incorporated in April 1998 in the state of New York, with no significant assets or liabilities and did not engage in any substantial business activities prior to the initial public offering ("Offering") of its shares. On February 9, 1999, the Company exchanged 24 million shares of its Class B Common Stock, representing all of its then issued and outstanding common stock, with Gabelli Funds, Inc. ("GFI") and two of its subsidiaries in consideration for substantially all of the operating assets and liabilities of GFI, relating to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business (the "Reorganization"). GAMI distributed net assets and liabilities, principally a proprietary investment portfolio, of approximately $165 million, including cash of $18 million, which has been recorded for accounting purposes as a deemed distribution to GFI. GFI was later renamed Gabelli Group Capital Partners, Inc. ("GGCP").

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

    At December 31, 1998, 1999 and 2000, the Company owned approximately 77% of GSI and 41% of Advisers, which, combined with the voting interests of affiliated parties, represented voting control, and 80% of Fixed Income, which commenced operations on April 15, 1997. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Nature of Operations

    GAMCO, Gabelli Funds L.L.C., Fixed Income and Advisers are registered investment advisers under the Investment Advisers Act of 1940. Gabelli & Company, Inc. ("Gabelli & Company") and Lynch Capital Corp. ("Lynch Capital") are both wholly owned subsidiaries of GSI, are registered broker-dealers with the Securities and Exchange Commission ("SEC") and are members of the National Association of Securities Dealers, Inc. ("NASD"). Gabelli & Company and Lynch Capital both act as an introducing broker and all transactions for its customers are cleared through New York Stock Exchange member firms on a fully disclosed basis. Accordingly, open customer transactions are not reflected in the accompanying consolidated statements of financial condition. Both of these broker dealers are exposed to credit losses on these open positions in the event of nonperformance by their customers. This exposure is reduced by the clearing brokers' policy of obtaining and maintaining adequate collateral until the open transaction is completed.

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

Intangible Assets

    The cost in excess of net assets acquired is amortized on a straight-line basis over ten years. The carrying value of cost in excess of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable based upon expectations of operating income and non-discounted cash flows over its remaining life. Accumulated amortization at December 31, 1999 and 2000 was approximately $578,000 and $791,000, respectively.

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

Minority Interest

    Minority interest represents the minority stockholders' ownership of Fixed Income, GSI and Advisers. With the exception of GSI, these minority stockholders are principally employees, officers and directors of the Company.

Fair Values of Financial Instruments

     The carrying amount of all assets and liabilities, other than goodwill and fixed assets, in the consolidated statements of financial condition approximate their fair values.


Earnings Per Share

    The Company has not presented historical net income per share for 1998 due to the significant changes in its operations which are not reflected in those historical financial statements. For the years ended December 31, 1999 and 2000 net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic net income per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding.

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

Reclassifications

    Certain items previously reported have been reclassified to conform with the current year's financial statement presentation.

B.  Investments in Securities

    Investments in securities at December 31, 1999 and 2000 consist of the following:

                                       1999                  2000
                                ------------------   -------------------
                                           Market                Market
                                Cost       Value       Cost      Value
                               -------    --------   ---------  --------
                                             (In thousands)
  U.S.
     Government
     obligations............    $24,046   $24,195    $ 76,772   $ 77,204
  Common stocks.............     12,133    13,684      22,058     22,919
  Mutual funds..............     29,137    31,166      32,602     32,163
  Preferred stocks..........        339       335         491        542
  Other investments.........        410       411       1,713      1,692
                                -------   -------    --------   --------
                                $66,065   $69,791    $133,636   $134,520
                                =======   =======    ========   ========




C.  Investments in Partnerships and Affiliates

    The Company is a co-General Partner of various limited partnerships whose underlying assets consist primarily of marketable securities. As co-General Partner, the Company is contingently liable for all of the partnerships' liabilities. Summary financial information, including the Company's carrying value and income from these partnerships at December 31, 1999 and 2000 and for the years then ended, is as follows (in thousands):

                                       1999            2000
                                       ----            ----
 Total assets..................     $ 180,516      $ 257,498
 Total liabilities.............         9,422         15,488
 Equity........................       171,094        242,010
 Net earnings..................        35,394         28,150
 Company's carrying value......        19,635         29,739
 Company's income..............         8,612          6,571

    Income from the above partnerships for the year ended December 31, 1998 was approximately $2,162,000.

    The Company's income from these partnerships consists of its pro rata capital allocation and its share of a 20% incentive allocation from the limited partners. The general partners also receive an annual administrative fee based on a percentage of each partnership's net assets. For the years ended December 31, 1998, 1999 and 2000, the Company earned administrative fees of approximately $1,177,000, $1,328,000, and $1,745,000, respectively.

    At December 31, 1999 and 2000, the Company had various limited partner interests in unaffiliated limited partnerships aggregating approximately $1,141,000 and $1,077,000, respectively. For the years ended December 31, 1998, 1999 and 2000, the net gains (losses) recorded by the Company in these investments approximated ($659,000), ($8,000), and $137,000, respectively.

D.  Notes Receivable

    The Company had approximately $2,913,000 and $2,855,000 in various notes and interest receivable outstanding at December 31, 1999 and 2000, respectively, from certain executive officers and employees in connection with the acquisition of ownership interests in various subsidiaries and affiliates of the Company. Interest rates on these notes range from 5% to 10%.

E.  Income Taxes

    The Company and its two less than 80% owned subsidiaries, GSI and Advisers, each file separate income tax returns. Accordingly, the income tax provision represents the aggregate of the amounts provided for all companies.

    Prior to the Offering, the Company elected to be taxed as a Subchapter S Corporation for Federal and state income tax purposes. Pursuant to this election earnings were subject to tax at the stockholder level rather than the corporate level. Therefore, no provision was made for Federal income tax on earnings generated by the Company in the consolidated financial statements prior to the Offering. In conjunction with the Offering the S Corporation status was terminated after February 17, 1999 and the Company became subject to a substantially higher Federal and state income tax rate. The Federal and state income tax provisions for periods prior to the Offering are substantially those of GSI.

    The provision (benefit) for income taxes for the years ended December 31, 1998, 1999 and 2000 consisted of the following:

                                       1998               1999              2000
                                       ----               ----              ----
                                                     (In thousands)
 Federal:
    Current....................         $ 4,668         $23,895         $ 36,945
    Deferred..................             (607)        (15,350)          (2,329)
 State and local:
    Current....................           1,398           5,119            5,807
     Deferred..................              (8)         (3,197)            (166)
                                        -------         -------         --------
                                        $ 5,451         $10,467         $ 40,257
                                        =======         =======         ========

    The Company's effective tax rate for each of the years ended December 31, 1998, 1999 and 2000 was 8.5%, 32.4% and 39.6%, respectively.

    A reconciliation of the Federal statutory income tax rate to the actual effective rate reflected on the historical consolidated financial statements for the years ended December 31, 1999 and 2000 is as follows:

                                                          1999          2000
                                                          ----          ----
  Statutory Federal income tax rate                       35.0%         35.0%
  State income tax, net of Federal benefit                 3.9           3.6
  GFI's pre-Offering earnings not subject to tax          (7.7)            -
  Other                                                    1.2           1.0
                                                          ----          ----
  Effective income tax rate                               39.6%         32.4%
                                                          ====          ====

    Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                          1999           2000
                                                          ----           ----
                                                             (in thousands)
 Deferred tax assets:
    Deferred compensation                             $19,830           $19,830
    Other deferred                                          -             1,385
                                                      -------           -------
                                                       19,830            21,215
 Deferred tax liabilities:
    Investments in securities and partnerships         (2,789)           (1,468)
    Other                                                (154)             (365)
                                                      -------           -------
 Total deferred tax liabilities                        (2,943)           (1,833)
                                                      -------           -------

 Net deferred tax assets                              $16,887           $19,382
                                                      =======           =======


    SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset may not be realized. Since the Company has a history of generating pre-tax earnings and is expected to generate pre-tax earnings in future years sufficient to realize the full benefit of the deferred tax asset, no valuation allowance has been recorded.

F. Notes Payable

    In conjunction with the Reorganization, the Company entered into an Employment Agreement with its Chairman and Chief Executive Officer ("Chairman") which, in part, provides the Chairman will be paid $50 million on January 2, 2002. Interest is payable quarterly at an annual rate of 6% from the date of the Agreement. This payment, plus related costs and net of a related deferred tax benefit of $19.8 million, has been reflected as a one time charge to earnings in the first quarter of 1999 and the liability has been recorded as a note payable. Interest expense recorded on this note for the years ended December 31, 1999 and 2000 was $2,653,000 and $3,000,000, respectively.

    In connection with the restructuring of GAMCO's ownership, GAMCO issued a note payable in 1997 of approximately $976,000 to an employee and director of the Company and GAMCO, respectively, in consideration for repurchase of GAMCO common stock. The note was transferred to GGCP as part of the Reorganization in February 1999. Interest expense on this note amounted to approximately $117,000 and $13,000 for the years ended December 31, 1998 and 1999, respectively.

G.  Stockholders' Equity

Stock Award and Incentive Plan

     On February 5, 1999, the Board of Directors adopted the 1999 Gabelli Asset Management Inc. Stock Award and Incentive Plan (the "Plan"), designed to provide incentives which will attract and retain individuals key to the success of the Company through director indirect ownership of the Company's common stock. Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards. A maximum of 1,500,000 shares Class A Common Stock have been reserved for issuance by a committee of the Board of Directors charged with administering the Plan. Under the Plan, the committee may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine. Options granted under the Plan vest 75% after three years and 100% after four years from the date of grant and expire after ten years.

    A summary of the stock option activity for the years ended December 31, 1999 and 2000 is as follows:

                                                                  Weighted Average
                                                  Shares           Exercise Price
                                             ----------------     -----------------
                                             ----------------     -----------------
  Outstanding, January 1, 1999                         -
  Granted                                      1,134,500          $ 16.28
  Forfeited                                      (41,000)         $ 16.28
                                             -----------
  Outstanding, December 31, 1999               1,093,500          $ 16.28
  Granted                                        171,000          $ 17.49
  Forfeited                                     (119,500)         $ 17.39
                                             -----------
  Outstanding, December 31, 2000               1,145,000          $ 16.34
                                             ===========

  Shares available for future issuance
    at December 31, 2000                        355,000
                                             ===========

               None of the options granted were exercisable at December 31, 1999 or December 31, 2000.


    The Company has elected to account for stock options under the intrinsic value method. Under the intrinsic value method, compensation expense is recognized only if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

    The weighted average estimated fair value of the options granted at their grant date using the Black-Scholes option-pricing model was as follows:


                                          1999         2000
                                          ----         ----

 Weighted average fair value of
 options granted:                       $  9.38        $ 9.13

 Assumptions made:
    Expected volatility                     36%           32%
    Risk free interest rate               5.14%         6.66%
    Expected life                       8 years       8 years
    Dividend yield                           0%            0%



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

                                          1999               2000
                                          ----               ----

  Net income (in thousands):
     As reported                        $ 18,535          $ 57,995
     Pro forma                            17,419          $ 56,679

  Net income per share - Basic
     As reported                        $ 0.64            $   1.96
     Pro forma                          $ 0.60            $   1.92

  Net income per share - Diluted
     As reported                        $ 0.64            $   1.94
     Pro forma                          $ 0.60            $   1.90

Stock Repurchase Program

    During 1999 the Board of Directors authorized the repurchase, at management's discretion, of up to $6 million of its Class A common stock. The Company completed the stock buyback during the first quarter of 2000 at which time the Board of Directors authorized the repurchase of an additional $3 million of shares in open market transactions. Under the program the Company has repurchased 480,900 shares of common stock through December 31, 2000 at an aggregate cost of $8.0 million.

    Certain shareholders of GSI are required to sell, upon disassociation with the Company, their shares to GSI at book value or a price established by management (approximately $6.0 million at December 31, 2000).

H.  Capital Lease

    The Company leases office space from a company owned by stockholders of GFI. The Company has recorded a capital lease asset and liability for the fair value of the leased property. Amortization of the capital lease is computed on the straight-line method over the term of the lease, which expires on April 30, 2013. The lease provides that all operating expenses relating to the property (such as property taxes, utilities and maintenance) are to be paid by the lessee, the Company.

    Future minimum lease payments for this capitalized lease at December 31, 2000 are as follows:

                                            (In thousands)
  2001.................................        $   720
  2002.................................            720
  2003.................................            756
  2004.................................            765
  2005.................................            765
  Thereafter...........................          5,610
                                               -------
  Total minimum obligations............          9,336
  Interest.............................          3,119
                                               -------
  Present value of net obligations.....         $6,217
                                               =======

    Lease payments under this agreement amounted to approximately $720,000 for each of the years ended December 31, 1999 and 2000, respectively. Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $391,000, of which approximately $173,000 is due from an affiliated entity. Total minimum obligations exclude the operating expenses to be borne by the Company, which are estimated to be approximately $600,000 per year.

I.  Commitments

    The Company rents office space under leases which expire at various dates through January 2006. Future minimum lease commitments under these operating leases as of December 31, 2000 are as follows:

                                  (In thousands)
                 2001...........     $   787
                 2002...........         253
                 2003...........         209
                 2004...........         133
                 2005...........          24
                 Thereafter....            2
                                     -------
                                     $ 1,408
                                     =======

    Equipment   rentals  and  occupancy   expense   amounted  to   approximately
$1,502,000, $1,724,000 and $2,156,000 respectively, for the years ended December 31, 1998, 1999 and 2000.

J.  Related Party Transactions

    The Company serves as the investment adviser for the Funds and earns advisory fees based on predetermined percentages of the average net assets of the Funds. In addition, Gabelli & Company has entered into distribution agreements with each of the Funds. As principal distributor, Gabelli & Company incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a fee from the Funds or reimbursement from the Adviser. Gabelli & Company earns a majority of its commission revenue from transactions executed on behalf of clients of affiliated companies.

    The Company had an aggregate investment in the Funds of approximately $136,938,000 and $101,108,000 at December 31, 1999 and 2000, respectively, of which approximately $103,032,000 and $68,828,000 is invested in a money market mutual fund at December 31, 1999 and 2000, respectively.

    Prior to the Reorganization, the Company was required to pay the Chairman a management fee, which was equal to 20% of the pretax profits of each of the Company's operating divisions before consideration of this management fee. Immediately preceding the Offering and in conjunction with the Reorganization, the Company and its Chairman entered into an Employment Agreement. The Employment Agreement provides that the Company will pay the Chairman 10% of the Company's aggregate pre-tax profits while he is an executive of the Company and devoting the substantial majority of his working time to the business of the Company. The Employment Agreement further provides that the Company will pay the Chairman $50 million on January 2, 2002, which amount has been included in notes payable (see Note F). The management fee was approximately $12,246,000, $10,153,000, and $11,296,000 for the years ended December 31, 1998, 1999 and
2000, respectively. The Chairman also received portfolio management compensation and account executive fees of approximately $30,105,000, $31,645,000, and $34,203,000, respectively, for the years ended December 31, 1998, 1999 and 2000, which have been included in compensation costs.

K.  Financial Requirements

    The Company is required to maintain  minimum  capital levels with affiliated
partnerships.   At  December  31,  2000,   the  minimum   capital   requirements
approximated $1,562,000.

    As a registered broker-dealer, Gabelli & Company is subject to Uniform Net Capital Rule 15c3-1 (the "Rule") of the Securities and Exchange Commission. Gabelli & Company computes its net capital under the alternative method permitted by the Rule which requires minimum net capital of $250,000. At December 31, 2000, Gabelli & Company had net capital in excess of the minimum requirement of approximately $15,761,812.

L.  Administration Fees

     The Company has entered into administration agreements with other companies (the "Administrators"), whereby the Administrators provide certain services on behalf of several of the Funds. Such services do not include the investment advisory and portfoliomanagement services provided by the Company. The fees are negotiated based on predetermined percentages of the net assets of each of the Funds.

M.  Profit Sharing Plan and Incentive Savings Plan

    The Company has a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all employees. Company contributions to the plans are determined annually by the Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. The Company accrued contributions of approximately $50,000, $60,000 and $80,000, to the plans for the years ended December 31, 1998, 1999 and 2000, respectively.

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

    In connection with this futures activity, the Company incurred losses of approximately $4,749,000, during the year ended December 31, 1998 and a gain of $542,000 in 1999. There were no gains or losses for the year ended December 31, 2000. Such gains and losses were reflected as part of net gain (loss) from investments in the consolidated statements of income.

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

P.  Quarterly Financial Information (Unaudited)

    Quarterly financial information for the years ended December 31, 1999 and 2000 is presented below. The financial information for the first quarter of 1999 has been presented on a pro forma basis. Historical information, except for revenues, for the first quarter of 1999 is not presented due to the significant changes in the Company's operations which are not reflected in the historical consolidated financial statements (See Note A).

    Pro forma financial information reflects the results of operations as if all of the following were in effect at January 1, 1999: the Formation Transactions and resulting impact on income and expense items; the $50 million note payable; the reduction in management fee from 20% to 10% and the conversion from a Subchapter S Corporation to a "C" Corporation for tax purposes.

    Operating income, net income and net income per share for the first quarter 1999 exclude a non-recurring charge related to the note payable ($30.9 million, net of tax benefit of $19.8 million, or $1.03 per share). Including this non-recurring charge the Company had an operating loss, net loss and net loss per share of $35.9 million, $21.6 million and $0.72, respectively, for the first quarter of 1999.




                                                                  1999 Quarter
                                         -------------------------------------------------------------
                                                  (in thousands, except per share data)
                                              1st              2nd           3rd             4th
                                              ---              ---           ---             ---
Revenues                                 $   39,691       $   42,623     $  44,091       $  49,857
Operating income                             14,869           14,504        17,428          19,650
Net income                                    9,279           11,655        10,237          14,523
Net income per share:
   Basic and diluted                           0.31             0.39          0.34            0.49

                                                                  2000 Quarter
                                         -------------------------------------------------------------
                                              1st              2nd           3rd             4th
                                              ---              ---           ---             ---
Revenues                                 $  57,773        $  57,120      $  59,164       $  59,861
Operating income                            25,382           24,925         24,455          25,448
Net income                                  13,996           14,254         14,490          15,255
Net income per share:
   Basic                                      0.47             0.48           0.49            0.52
   Diluted                                    0.47             0.48           0.48            0.51




Q.  Subsequent Events

    On February 20, 2001 the Company's Board of Directors approved the fourth option grant under the Stock Award and Incentive Plan for 172,500 shares at an exercise price, equal to the market price on that date, of $31.62 per share.

    Subsequent to year end the Company repurchased an additional 30,000 shares of its Class A Common Stock at an aggregate cost of $0.9 million and substantially completed its $9 million stock repurchase program. The Board of Directors then authorized the repurchase of up to an additional $3 million of these shares under this program at the discretion of management.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
              UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                                December 31, 1999

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

              UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1999


                                                                      Pro Forma
                                                    As Reported      Adjustments        Pro Forma
                                                    -----------     ------------        ---------
                                                              (in thousands except per share data)
   Revenues
   Investment advisory and incentive fees.....   $     147,414                          $ 147,414
   Commission revenue.........................          11,856                             11,856
   Distribution fees and other income.........          16,992                            16,992
                                                 -------------                          --------
             Total revenues...................         176,262                           176,262
                                                 -------------                          --------
   Expenses
   Compensation costs.........................          71,860                            71,860
   Management fee.............................          10,153           (1,096) (a)        9,057
   Other operating expenses...................          28,917              (23) (b)       28,894
   Non-recurring charge.......................          50,725                             50,725
                                                 -------------      -----------         ---------
             Total expenses...................         161,655           (1,119)          160,536
                                                 -------------      -----------         ---------
   Operating income...........................          14,607            1,119            15,726
                                                 -------------      -----------         ---------
   Other Income (Expense)
   Net gain from investments..................          14,253           (1,903) (c)       12,350
   Interest and dividend income...............           6,850             (476) (c)        6,374
   Interest expense...........................          (3,438)             123  (c)
                                                                           (338) (d)       (3,653)
                                                 -------------      -----------         ---------
   Total other income, net....................          17,665           (2,594)           15,071
                                                 -------------      -----------         ---------
   Income before income taxes and minority
   interest...................................          32,272           (1,475)           30,797
   Income taxes...............................          10,467            2,261  (e)       12,728
   Minority interest..........................           3,270                              3,270
                                                 -------------      ------------        ---------
   Net income.................................   $      18,535      $    (3,736)        $  14,799
                                                 =============      ============        =========
   Net income per share:
        Basic and diluted.....................                                          $    0.50
   Weighted average shares outstanding:
        Basic and diluted.....................                                             29,890
                                                                                        =========

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.
                                    PART III

Item 10:  Directors and Executive Officers of the Registrant

     Information regarding the Directors and Executive Officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the sections captioned "Election of Directors" "Information Regarding Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders (the "Proxy Statement").

Item 11:  Executive Compensation

     The information set forth under the captions "Compensation of Executive Officers" and "Election of Directors - Compensation of Directors" in the Proxy Statement is incorporated herein by reference.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "Certain Ownership of Gabelli's Stock" in the Proxy Statement is incorporated herein by reference.

Item 13:  Certain Relationships and Related Transactions

     The  information  set forth under the caption  "Certain  Relationships  and
Related   Transactions"  in  the  Proxy  Statement  is  incorporated  herein  by reference.

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
            of February 9, 1999. (Incorporated by reference to Exhibit 10.1 to
            Amendment No. 4 to the Company's Registration Statement on Form S-1
            (File No. 333-51023)filed with the Securities and Exchange
            Commission on February 10, 1999).

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
------------------
*  Filed herewith.

  (b)  Reports on Form 8-K:

     Gabelli Asset Management Inc. filed no reports on Form 8-K during the fiscal year ended December 31, 2000.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on March 29, 2001.


                                        GABELLI ASSET MANAGEMENT INC.


                                        By:/s/   Robert S. Zuccaro
                                                 -----------------
                                        Name:    Robert S. Zuccaro
                                        Title:   Vice President and
                                                 Chief Financial Officer

POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints Robert S. Zuccaro and James E. McKee and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                    Title                                      Date
         ---------                    -----                                      ----

/s/    Mario J. Gabelli               Chairman of the Board,                     March 29, 2001
-----------------------               Chief Executive Officer
       Mario J. Gabelli               and Chief Investment Officer
                                      (Principal Executive Officer)

/s/    Robert S. Zuccaro              Vice President and Chief                   March 29, 2001
------------------------              Financial Officer (Principal
       Robert S. Zuccaro              Financial Officer and
                                      Principal Accounting Officer)

/s/    Raymond C. Avansino            Director                                   March 29, 2001
--------------------------
       Raymond C. Avansino

/s/    John C. Ferrara                Director                                   March 29, 2001
---------------------------
       John C. Ferrara

/s/    Paul B. Guenther               Director                                   March 29, 2001
-----------------------
       Paul B. Guenther

/s/    Eamon M. Kelly                 Director                                   March 29, 2001
---------------------
       Eamon M. Kelly

/s/    Karl Otto Pohl                 Director                                   March 29, 2001
---------------------
       Karl Otto Pohl