Form 10-Q
period 2001-03-31
GABELLI ASSET MANAGEMENT INC
filed 2001-05-15
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________  to  ________

Commission File No. 1-106

                             GABELLI ASSET MANAGEMENT INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

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

Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

            Class                         Outstanding at April 30, 2001
            -----                         -----------------------------
Class A Common Stock, .001 par value                 5,489,200
Class B Common Stock, .001 par value                24,000,000

                                      INDEX

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Operations:
                    -      Three months ended March 31, 2000 and 2001

                  Condensed Consolidated Statements of Financial Condition:
                    -      March 31, 2001
                    -      December 31, 2000 (Audited)

                  Condensed Consolidated Statements of Cash Flows:
                    -      Three months ended March 31, 2000 and 2001

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

Item 6. Exhibits and Reports on Form 8-K




SIGNATURES

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)




                                                                   Three Months Ended
                                                                        March 31,
                                                         ----------------------------------------

                                                                 2000                 2001
                                                              --------             --------
  Investment advisory and incentive fees. . . . . . . . .     $ 45,189             $ 48,187
  Commission revenue. . . . . . . . . . . . . . . . . . .        3,778                4,387
  Distribution fees and other income. . . . . . . . . . .        8,806                5,770
                                                              --------             --------
     Total revenues . . . . . . . . . . . . . . . . . . .       57,773               58,344
Expenses
  Compensation costs. . . . . . . . . . . . . . . . . . .       23,950               23,113
  Management fee. . . . . . . . . . . . . . . . . . . . .        2,749                2,793
  Other operating expenses. . . . . . . . . . . . . . . .        8,441                8,437
                                                              --------             --------
     Total expenses . . . . . . . . . . . . . . . . . . .       35,140               34,343
Operating income . . . . . . . . . . . . . . . . . . .  .       22,633               24,001
Other Income (Expense)
  Net gain from investments . . . . . . . . . . . . . . .        1,153                  434
  Interest and dividend income. . . . . . . . . . . . . .        1,891                1,633
  Interest expense. . . . . . . . . . . . . . . . . . . .         (933)                (931)
                                                              --------             --------
     Total other income, net. . . . . . . . . . . . . . .        2,111                1,136
                                                              --------             --------
Income before income taxes and minority interest. . . . .       24,744               25,137
  Income tax provision. . . . . . . . . . . . . . . . . .        9,799                9,703
  Minority interest. . . . . . .  . . . . . . . . . . . .          949                  538
                                                              --------             --------
    Net income  . . . . .  . . . . . . . . . . . . . . .      $ 13,996             $ 14,896
                                                              ========             ========
Net income per share:
  Basic . . . . . . . . . . . . . . . . . . . . . . . . .     $   0.47             $   0.50
                                                              ========             ========
  Diluted . . . . . . . . . . . . . . . . . . . . . . . .     $   0.47             $   0.50
                                                              ========             ========
Weighted average shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . . . . . . . .       29,643               29,507
                                                              ========             ========
  Diluted . . . . . . . . . . . . . . . . . . . . . . . .       29,643               30,041
                                                              ========             ========

      See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)


                                                               December 31,          March 31,
                                                                   2000                2001
                                                               ------------         -----------
                                                                                    (Unaudited)
ASSETS

Cash and cash equivalents . . . . . . . . . . . . . . . . .   $  69,271             $ 105,698
Investments in securities . . . . . . . . . . . . . . . . .     134,520               125,844
Investments in partnerships and affiliates. . . . . . . . .      56,546                51,895
Receivable from broker. . . . . . . . . . . . . . . . . . .       3,853                 4,778
Investment advisory fees receivable . . . . . . . . . . . .      15,307                14,073
Deferred income taxes, net. . . . . . . . . . . . . . . . .      19,382                19,658
Other assets. . . . . . . . . . . . . . . . . . . . . . . .      18,925                17,022
                                                              ---------             ---------
     Total assets . . . . . . . . . . . . . . . . . . . . .   $ 317,804             $ 338,968
                                                              =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable. . . . . . . . . . . . . . . . . . . . . . . .      50,000                50,000
Income taxes payable. . . . . . . . . . . . . . . . . . . .       7,468                12,488
Capital lease obligation. . . . . . . . . . . . . . . . . .       3,541                 3,530
Compensation payable. . . . . . . . . . . . . . . . . . . .      25,670                26,173
Accrued expenses and other liabilities. . . . . . . . . . .      11,077                12,187
                                                              ---------             ---------
     Total liabilities. . . . . . . . . . . . . . . . . . .      97,756               104,378

Minority interest . . . . . . . . . . . . . . . . . . . . .      17,851                18,351

Stockholders' equity. . . . . . . . . . . . . . . . . . . .     202,197               216,239
                                                              ---------             ---------
Total liabilities and stockholders' equity. . . . . . . . .   $ 317,804             $ 338,968
                                                              =========             =========


See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)


                                                                     Three Months Ended
                                                                          March 31,
                                                               -------------------------------

                                                                     2000            2001
                                                                     ----
Operating activities
Net income  . . . . . . . . . . . . . . . . . . . . . . .        $  13,996         $ 14,896
Adjustments to reconcile net income to net cash provided
  by operating activities:
Equity in earnings of partnerships and affiliates . . . .           (1,115)            (963)
Depreciation and amortization . . . . . . . . . . . . . .              177              185
Deferred income tax asset . . . . . . . . . . . . . . . .                -             (276)
Minority interest in net income of consolidated
   Subsidiaries . . . . . . . . . . . . . . . . . . . . .              949              539
(Increase) decrease in operating assets:
   Investments in securities. . . . . . . . . . . . . . .          (11,993)           8,676
   Investment advisory fees receivable. . . . . . . . . .             (210)           1,234
   Receivables from affiliates. . . . . . . . . . . . . .            3,037            1,598
   Other receivables. . . . . . . . . . . . . . . . . . .               97              134
   Receivable from broker . . . . . . . . . . . . . . . .             (162)            (925)
   Other assets . . . . . . . . . . . . . . . . . . . . .             (603)             (14)
Increase (decrease) in operating liabilities:
   Payable to broker. . . . . . . . . . . . . . . . . . .           (5,637)               -
   Income taxes payable . . . . . . . . . . . . . . . . .            5,414            5,020
   Compensation payable . . . . . . . . . . . . . . . . .            9,173              503
   Accrued expenses and other liabilities . . . . . . . .            4,378            1,100
                                                                 ---------         --------
Total adjustments . . . . . . . . . . . . . . . . . . . .            3,505           16,811
                                                                 ---------         --------
Net cash provided by operating activities . . . . . . . .           17,501           31,707
                                                                 ---------         --------
Investing activities
Distributions from partnerships and affiliates. . . . . .            3,342            7,014
Investments in partnerships and affiliates. . . . . . . .           (1,000)          (1,400)
                                                                 ---------         --------
Net cash provided by investing activities . . . . . . . .            2,342            5,614
                                                                 ---------         --------
Financing activities
Purchase of minority stockholders' interest . . . . . . .              (18)             (39)
Purchase of treasury stock. . . . . . . . . . . . . . . .           (1,762)            (855)
                                                                 ---------         --------
Net cash used in financing activities . . . . . . . . . .           (1,780)            (894)
                                                                 ---------         --------
Net increase in cash and cash equivalents . . . . . . . .           18,063           36,427
Cash and cash equivalents at beginning of period. . . . .          103,032           69,271
                                                                 ---------         --------
Cash and cash equivalents at end of period. . . . . . . .        $ 121,095         $105,698
                                                                 =========         ========



See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

A.  Basis of Presentation

     The unaudited interim condensed consolidated financial statements of Gabelli Asset Management Inc. ("the Company") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

     In preparing the unaudited interim condensed consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

     These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, from which the accompanying Statement of Financial Condition was derived.

     Certain items previously reported have been reclassified to conform with the current year's financial statement presentation.

B. Earnings Per Share

    The computations of basic and diluted net income per share are as follows:

                                                        Three Months Ended
                                                            March 31,
(in thousands except per share amounts)             2000                  2001
                                                    ----                  ----

Net income                                      $  13,996             $  14,896
                                                =========             =========
Basic weighted average shares outstanding          29,643                29,507
Effect of dilutive stock options                        -                   534
                                                ---------             ---------
Diluted weighed average shares outstanding         29,643                30,041
                                                =========             =========
Net income per share:
   Basic and diluted                            $    0.47             $    0.50
                                                =========             =========

C.  Stock Award and Incentive Plan

     On February 20, 2001, the Compensation Committee of the Board of Directors approved an option grant of 172,500 shares under the Stock Award and Incentive Plan (the "Plan") at an exercise price, equal to the market price on that date, of $31.62 per share. At March 31, 2001, there were 224,500 shares available for future awards under the Plan.

D.  Stock Repurchase Program

     In 1999 the Board of Directors established the Stock Repurchase Program through which the Company has been authorized to purchase up to $9,000,000 of the Company's Class A Common Stock in open market transactions. During the first quarter of 2001 the Company purchased 30,000 shares at an average cost of $28.46 per share bringing the total shares repurchased under the program to 510,900 at an average cost of $17.38 per share. This substantially completed the previously announced Stock Repurchase Program. On March 2, 2001, the Board of Directors authorized the repurchase of up to an additional $3,000,000 of its shares of Class A Common Stock.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Overview

     Gabelli Asset Management Inc. (the "Company") is a widely recognized provider of investment advisory and brokerage services to mutual fund, institutional and high net worth investors in the United States and internationally. We generally manage assets on a discretionary basis and invest in a wide variety of U.S. and international securities through various investment styles.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 As Compared To the
Three Months Ended March 31, 2000


Consolidated Results - Three Months Ended March 31:

                                                        (unaudited; in thousands, except per share data)
                                                        ------------------------------------------------
                                                                  2000          2001       % Change
                                                                  ----          ----       --------
Revenues                                                       $ 57,773      $ 58,344         1.0
Expenses                                                         35,140        34,343        (2.3)
                                                               --------      --------
Operating income                                                 22,633        24,001         6.0
Other income, net                                                 2,111         1,136
                                                               --------      --------
Income before taxes and minority interest                        24,744        25,137         1.6
Income tax provision                                              9,799         9,703
Minority interest                                                   949           538
                                                               --------      --------
Net income                                                     $ 13,996      $ 14,896         6.4
                                                               ========      ========
Net income per share:
   Basic and diluted                                           $   0.47      $   0.50         6.4
                                                               ========      ========

Included in income before taxes and minority interest:
Depreciation and amortization                                  $    177      $    185
Interest expense                                               $    933      $    931

Adjusted EBITDA(a)                                             $ 25,854      $ 26,253

(a) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and minority interest.


     Total revenues were $58.3 million in the first quarter of 2001, up from $57.8 million, in the first quarter of 2000. Included in total revenues in the prior year quarter was a $3.1 million investment banking fee. Excluding this fee total revenues for the first quarter 2000 were $54.7 million.

     Investment advisory and incentive fees, which comprise 83% of total revenues, were $48.2 million in the first quarter of 2001, 7% higher than the same period a year earlier. The growth in investment advisory and incentive fees is based on the growth in average assets under management during the respective periods. Average assets under management were $24.2 billion in the first quarter 2001, 9% higher than average assets of $22.4 billion in the first quarter of 2000. Average assets under management in open end equity mutual funds were $9.0 billion in the first quarter 2001 compared to $8.8 billion in the first quarter 2000.

     Commission revenues was $4.4 million in the first quarter of 2001, an increase of 16% from the same period a year earlier. The increase was principally driven by the increased activity related to the net cash flows and growth in assets under management in institutional and high net worth separate accounts.

     Distribution fees and other income were $5.8 million in the first quarter of 2001 versus $8.8 million in the first quarter of 2000 which included a $3.1 million investment banking fee. Excluding this fee, distribution fees and other income were $5.7 million in the first quarter of 2000. The increase in distribution fees results from the growth in average assets managed in open-end equity mutual funds which generate distribution fees under 12b-1 compensation plans.

     Total expenses were $34.3 million in the first quarter of 2001, a 2.3% decrease from total expenses of $35.1 million in 2000. Total expenses declined as a percentage of total revenues to 58.9% in 2001 from 60.8% in the prior year quarter. Compensation costs, which are largely variable in nature, were $23.1 million, 3.5% lower than the same period a year earlier. The decrease in compensation principally reflects lower incentive compensation costs. Management fee expense, which is totally variable and based on pretax income, was $2.7 million in the first quarter of 2000 and $2.8 million in the first quarter of 2001. Other operating expenses were $8.4 million in both the first quarter of 2001 and 2000 as increased mutual fund distribution costs were offset by lower administrative costs resulting from company-wide cost reduction efforts.

     Other income, net, which includes investment gains from our proprietary portfolio was $1.1 million in the first quarter of 2001, a 46% decline from the prior year quarter which reflects the effects of the adverse equity markets.

     The effective tax rate for the first quarter of 2001 was approximately 38.6%, down from 39.6% in the first quarter of 2000.

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

 Summary cash flow data is as follows:

                                                                  Three Months Ended March 31,
                                                                --------------------------------
                                                                   2000                  2001
                                                                   ----                  ----
      Cash flows provided by (used in):                                  (in thousands)
         Operating activities                                   $  17,501             $  31,707
         Investing activities                                       2,342                 5,614
         Financing activities                                      (1,780)                 (894)
                                                                ---------             ---------
         Increase                                                  18,063                36,427
         Cash and cash equivalents at beginning of period         103,032                69,271
                                                                ---------             ---------
         Cash and cash equivalents at end of period             $ 121,095             $ 105,698
                                                                =========             =========



     Cash requirements and liquidity needs have historically been met through cash generated by operating activities and through the Company's borrowing capacity. At March 31, 2001, the Company had cash and cash equivalents of $105.7 million, an increase of $36.4 million from December 31, 2000.

     Cash provided by operating activities was $31.7 million in the first quarter of 2001 principally resulting from $14.9 million in net income and decreases in investments in securities and various receivables of $8.7 million and $2.0 million, respectively. In the first quarter of 2000, cash provided by operating activities was $17.5 million largely from $14.0 million in net income.

     Cash provided by investing activities, related to investments in and distributions from partnerships and affiliates, was $5.6 million in the first quarter of 2001. Cash provided by these investing activities in the first quarter of 2000 was $2.3 million.

     Cash used in financing activities in the first quarter of 2001 and 2000 was $0.9 million and $1.8 million, respectively, primarily from the purchase of treasury stock under the company's Stock Repurchase Program.

     Based upon the Company's current level of operations and its anticipated growth, the Company expects that its current cash balances plus cash flows from operating activities and its borrowing capacity will be sufficient to finance its working capital needs for the foreseeable future. The Company has no material commitments for capital expenditures.

     Gabelli & Company is registered with the Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. At March 31, 2001, Gabelli & Company had net capital, as defined, of approximately $16.7 million exceeding the regulatory requirement by approximately $16.4 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

Market Risk

     The Company is subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. The Company's
exposure  to  market  risk  is  directly   related  to  its  role  as  financial
intermediary and advisor for assets under management in its mutual funds, institutional and separate accounts business and its proprietary trading activities. At March 31, 2001, the Company's primary market risk exposure was for changes in equity prices and interest rates. Included in investments in securities of $125.8 million at March 31, 2001 were investments in Treasury Bills and Notes of $72.4 million, in mutual funds, largely invested in equity products, of $36.0 million, a diverse selection of common stocks totaling $15.7 million and other investments of approximately $1.7 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, the Company may alter its investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. More than $12.9 million of the $15.7 million invested in common stocks at March 31, 2001, represents the Company's participation in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. These transactions involve announced deals with agreed upon terms and conditions, including pricing, which generally involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

     The Company's exposure to interest rate risk results, principally, from its investment of excess cash in government obligations. These investments are primarily short term in nature and the fair value of these investments generally approximates market value. The Company's revenues are largely driven by the market value of its assets under management and are therefore exposed to fluctuations in market prices. Investment advisoryfees for mutual funds are based on average daily asset values. Management fees earned on institutional and separate accounts, for any given quarter, are determined based on asset values on the last day of the preceding quarter. Any significant increases or decreases in market value of institutional and separate accounts assets managed which occur on the last day of the quarter will result in a relative increase or decrease in revenues for the following quarter.

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

Part II:  Other Information

         Item 6.           (a)      Exhibits

(b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

         SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GABELLI ASSET MANAGEMENT INC.
                                      -----------------------------
                                               (Registrant)



         May 14, 2001                 /s/ Robert S. Zuccaro
         ------------                 ---------------------
             Date                     Robert S. Zuccaro
                                      Vice President and Chief Financial Officer