Form 10-Q
period 2001-06-30
GABELLI ASSET MANAGEMENT INC
filed 2001-08-10
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission File No. 1-106
                    -----

                           GABELLI ASSET MANAGEMENT INC.
                           -----------------------------
(Exact name of Registrant as
specified in its charter)

            New York                                            13-4007862
            --------                                            ----------
 (State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Corporate Center, Rye, New York                                10580
-----------------------------------                                -----
(Address of principal executive offices)                        (Zip Code)

                                  (914)921-3700
                                  -------------
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----    ----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

Class                                         Outstanding at July 31, 2001
-----                                    -----------------------------------
Class A Common Stock, .001 par value               5,604,548
Class B Common Stock, .001 par value              24,000,000

                                      INDEX
                                      -----

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 ----------------------------------------------


PART I.     FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

      Condensed Consolidated Statements of Operations:
      -   Three months ended June 30, 2000 and 2001
      -   Six months ended June 30, 2000 and 2001

      Condensed Consolidated Statements of Financial Condition:
      -   June 30, 2001
      -   December 31, 2000 (Audited)

      Condensed Consolidated Statements of Cash Flows:
      -   Six months ended June 30, 2000 and 2001

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


PART II.    OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K




SIGNATURES




                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)

                                                           Three Months Ended
                                                                June 30,
                                                           ---------------------
                                                             2000        2001
                                                           --------     --------

Revenues
  Investment advisory and incentive fees ................   $ 47,468    $ 47,718
  Commission revenue ....................................      3,915       3,580
  Distribution fees and other income ....................      5,737       5,719
                                                            --------    --------
     Total revenues .....................................     57,120      57,017
Expenses
  Compensation costs ....................................     23,618      22,619
  Management fee ........................................      2,783       2,961
  Other operating expenses ..............................      8,577       9,483
                                                            --------    --------
     Total expenses .....................................     34,978      35,063

Operating income ........................................     22,142      21,954
Other income (expense)
  Net gain from investments .............................      1,468       2,808
  Interest and dividend income ..........................      2,355       2,840
  Interest expense ......................................       (925)       (956)
                                                            --------    --------
     Total other income, net ............................      2,898       4,692
                                                            --------    --------
Income before income taxes and
  minority interest .....................................     25,040      26,646
  Income tax provision ..................................      9,916      10,285
  Minority interest .....................................        870         520
                                                            --------    --------
    Net income ..........................................   $ 14,254    $ 15,841
                                                            ========    ========

Net income per share:
  Basic .................................................   $   0.48    $   0.54
                                                            ========    ========

  Diluted ...............................................   $   0.48    $   0.53
                                                            ========    ========

Weighted average shares outstanding:
  Basic .................................................     29,589      29,527
                                                            ========    ========

  Diluted ...............................................     29,877      29,932
                                                            ========    ========




                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)
                                                              Six Months Ended
                                                                  June 30,
                                                            ---------------------
                                                              2000          2001
                                                            --------     ---------

Revenues
  Investment advisory and incentive fees ................   $  92,657    $  95,905
  Commission revenue ....................................       7,693        7,967
  Distribution fees and other income ....................      14,543       11,489
                                                            ---------    ---------
     Total revenues .....................................     114,893      115,361
Expenses
  Compensation costs ....................................      47,585       45,732
  Management fee ........................................       5,532        5,754
  Other operating expenses ..............................      17,001       17,920
                                                            ---------    ---------
     Total expenses .....................................      70,118       69,406

Operating income ........................................      44,775       45,955
Other income (expense)
  Net gain from investments .............................       2,621        3,242
  Interest and dividend income ..........................       4,246        4,473
  Interest expense ......................................      (1,858)      (1,887)
                                                            ---------    ---------
     Total other income, net ............................       5,009        5,828
                                                            ---------    ---------
Income before income taxes and
  minority interest .....................................      49,784       51,783
  Income tax provision ..................................      19,715       19,988
  Minority interest .....................................       1,819        1,058
                                                            ---------    ---------
    Net income ..........................................   $  28,250    $  30,737
                                                            =========    =========

Net income per share:
  Basic .................................................   $    0.95    $    1.04
                                                            =========    =========

  Diluted ...............................................   $    0.95    $    1.03
                                                            =========    =========

Weighted average shares outstanding:
  Basic .................................................      29,616       29,517
                                                            =========    =========

  Diluted ...............................................      29,780       29,887
                                                            =========    =========



                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)
                                                      December 31,   June 30,
                                                        2000           2001
                                                      ----------   ------------
                                                           (Unaudited)
ASSETS

Cash and cash equivalents ...........................   $ 69,271   $126,348
Investments in securities ...........................    134,520    119,017
Investments in partnerships and affiliates ..........     56,546     53,882
Receivable from broker ..............................      3,853      1,092
Investment advisory fees receivable .................     15,307     14,039
Deferred income taxes, net ..........................     19,382     19,580
Other assets ........................................     18,925     18,233
                                                        --------   --------

     Total assets ...................................   $317,804   $352,191
                                                        ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable ........................................     50,000     50,000
Income taxes payable ................................      7,468      4,786
Capital lease obligation ............................      3,541      3,518
Compensation payable ................................     25,670     31,448
Accrued expenses and other liabilities ..............     11,077     11,554
                                                        --------   --------

     Total liabilities ..............................     97,756    101,306

Minority interest ...................................     17,851     15,435

Stockholders' equity ................................    202,197    235,450
                                                        --------   --------

Total liabilities and stockholders' equity ..........   $317,804   $352,191
                                                        ========   ========

See accompanying notes.


                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)
                                                               Six Months Ended
                                                                    June 30,
                                                            -----------------------
                                                              2000           2001
                                                              ----           ----
Operating activities
Net income ..............................................   $  28,250    $  30,737
Adjustments to reconcile net income to net
  cash provided by operating activities:
Equity in earnings of partnerships and affiliates .......      (3,401)      (1,987)
Depreciation and amortization ...........................         344          372
Deferred income tax asset ...............................        (504)        (198)
Minority interest in net income of consolidated
   subsidiaries .........................................       1,819        1,058
(Increase) decrease in operating assets:
   Investments in securities ............................     (14,306)      15,503
   Investment advisory fees receivable ..................        (434)       1,268
   Receivables from affiliates ..........................      (1,458)         632
   Other receivables ....................................       3,693         (184)
   Receivable from broker ...............................      (9,561)       2,761
   Other assets .........................................      (1,004)        (129)
Increase (decrease) in operating liabilities:
   Payable to broker ....................................      (5,637)        --
   Income taxes payable .................................      (1,115)      (2,682)
   Compensation payable .................................      17,720        5,778
   Accrued expenses and other liabilities ...............       2,839          455
                                                            ---------    ---------
Total adjustments .......................................     (11,005)      22,647
                                                            ---------    ---------
Net cash provided by operating activities ...............      17,245       53,384
                                                            ---------    ---------

Investing activities
Distributions from partnerships and affiliates ..........       3,436        7,135
Investments in partnerships and affiliates ..............     (15,897)      (2,484)
                                                            ---------    ---------
Net cash (used in) provided by investing activities .....     (12,461)       4,651
                                                            ---------    ---------

Financing activities
Purchase of minority stockholders' interest .............         (90)        (106)
Purchase of treasury stock ..............................      (1,762)        (852)
                                                            ---------    ---------
Net cash used in financing activities ...................      (1,852)        (958)
                                                            ---------    ---------

Net increase in cash and cash equivalents ...............       2,932       57,077
Cash and cash equivalents at beginning of period ........     103,032       69,271
                                                            ---------    ---------
Cash and cash equivalents at end of period ..............   $ 105,964    $ 126,348
                                                            =========    =========
Supplemental disclosure of non-cash financing activity
Treasury stock exchanged for subsidiary stock
  held by minority shareholders .........................        --      $   3,368
                                                            =========    =========

See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

A.  Basis of Presentation

The unaudited interim condensed consolidated financial statements of Gabelli Asset Management Inc. ("the Company") included herein have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

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

B. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

                                          Three Months Ended      Six Months Ended
                                               June 30,                June 30,
(in thousands except
per share amounts)                            2000      2001      2000      2001
                                              ----      ----      ----      ----

Net income ...............................   $14,254   $15,841   $28,250   $30,737
                                             =======   =======   =======   =======

Basic weighted average shares outstanding     29,589    29,527    29,616    29,517
Effect of dilutive stock options .........       288      405        164       370
                                             -------   -------   -------   -------

Diluted weighed average shares outstanding    29,877    29,932    29,780    29,887
                                             =======   =======   =======   =======

Net income per share:
   Basic ................................      $0.48     $0.54     $0.95     $1.04
                                               =====     =====     =====     =====
   Diluted ..............................      $0.48     $0.53     $0.95     $1.03
                                               =====     =====     =====     =====


C. Stockholders' Equity

Exchange of Common Stock

In May 2001, the Board of Directors authorized an exchange offer in which four shares of the Company's Class A Common Stock would be exchanged for each share of Gabelli Securities, Inc. ("GSI") Common Stock it did not already own. Under the terms of the exchange offer, shareholders have until August 31, 2001 to exchange their shares and all shares of the Company issued will be restricted from sale for two years from the date of issuance. At June 30, 2001, 115,248 shares of Gabelli Asset Management Inc. have been issued under the exchange offer.

Stock Award and Incentive Plan

On February 20, 2001, the Compensation Committee of the Board of Directors approved an option grant of 172,500 shares under the Stock Award and Incentive Plan (the "Plan") at an exercise price, equal to the market price on that date, of $31.62 per share. At June 30, 2001, there were 232,500 shares available for future awards under the Plan.

Stock Repurchase Program

In 1999, the Board of Directors established the Stock Repurchase Program through which the Company has been authorized to purchase up to $9,000,000 of the Company's Class A Common Stock in open market transactions. During the first quarter of 2001, the Company purchased 30,000 shares at an average cost of $28.46 per share bringing the total shares repurchased under the program to 510,900 at an average cost of $17.38 per share. This substantially completed the previously announced Stock Repurchase Program. On March 2, 2001, the Board of Directors authorized the repurchase of up to an additional $3,000,000 of its shares of Class A Common Stock.



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Overview

Gabelli Asset Management Inc. (the "Company") is a widely recognized provider of investment advisory and brokerage services to mutual fund, institutional and high net worth investors in the United States and internationally. The Company generally manages assets on a discretionary basis and invests in a wide variety of U.S. and international securities through various investment styles.

The Company's revenues are largely based on the level of assets under management in its business as well as the level of fees associated with its various investment products. Growth in revenues generally depends on good investment performance and the ability to attract additional investors while maintaining current fee levels. The Company's largest source of revenues is investment advisory fees which are based on the amount of assets under management in its Mutual Funds and Separate Accounts business. Advisory fees from the Mutual Funds are computed daily or weekly, while advisory fees from Separate Accounts are generally  computed  quarterly  based  on  account  values  as of the end of the preceding quarter. Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.


RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 As Compared To Three Months Ended June 30, 2000

Consolidated Results - Three Months Ended June 30:
                                                         (unaudited; in thousands,
                                                           except per share data)
                                                      -------------------------------
                                                          2000      2001     % Change
                                                          ----      ----     --------
Revenues .............................................   $57,120   $57,017      (0.2)
Expenses .............................................    34,978    35,063       0.2
                                                         -------   -------
Operating income .....................................    22,142    21,954      (0.8)
Other income, net ....................................     2,898     4,692        --
                                                         -------   -------
Income before taxes and minority interest ............    25,040    26,646       6.4
Income tax provision .................................     9,916    10,285        --
Minority interest ....................................       870       520        --
Net income ...........................................   $14,254   $15,841      11.1
                                                         =======   =======
Net income per share:
   Basic .............................................   $  0.48   $  0.54      12.5
                                                         =======   =======
   Diluted ...........................................   $  0.48   $  0.53      10.4
                                                         =======   ========

Included in income before taxes and minority interest:
Depreciation and amortization ........................   $   175   $   187
Interest expense .....................................   $   925   $   956

Adjusted EBITDA(a) ...................................   $26,140   $27,789       6.3

(a) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and minority interest.

Total revenues were $57.0 million in the second quarter of 2001, as compared to $57.1 million, in the second quarter of 2000.

Investment advisory and incentive fees, which comprise 84% of total revenues, were $47.7 million in the second quarter of 2001 as compared to $47.5 million in the same period a year earlier. The growth in investment advisory and incentive fees is generally based on the growth in average assets under management during the respective periods. Average assets under management were $24.6 billion in the second quarter 2001, 9% higher than average assets of $22.6 billion in the second quarter of 2000 and led by a 16% increase in institutional and high net worth Separate Accounts. Average assets under management in open-end equity mutual funds were 3% lower, at $8.9 billion, in the second quarter 2001 compared to $9.2 billion in the second quarter 2000. The increase in advisory fees from the institutional and high net worth Separate Accounts were partially offset by lower mutual fund advisory fees and lower incentive fees from alternative investment products. Mutual fund advisory fees were lower in the 2001 quarter as net cash inflows were offset by the impact of the overall market's performance and a shift towards lower margin fixed income products. Incentive fees from alternative investment products, which are based on performance, were lower in the 2001 quarter as compared to the prior year.

Commission revenues were $3.6 million in the second quarter of 2001, a decrease of 9% from the same period a year earlier. The decline in commission revenues reflects the volatility and uncertainty which affected the equity markets during 2001.

Distribution fees and other income were $5.7 million in both the second quarters of 2001 and 2000.

Total expenses were $35.1 million in the second quarter of 2001, as compared to total expenses of $35.0 million in 2000. Compensation costs, which are largely variable in nature, were $22.6 million, 4% lower than the same period a year earlier. The decrease in compensation costs results principally from lower incentive compensation. Management fee expense, which is totally variable and based on pretax income, was $3.0 million in the second quarter of 2001 and $2.8 million in the second quarter of 2000. Other operating expenses were $9.5 million in the second quarter of 2001 and $8.6 million in the second quarter of 2000. Other operating expenses in 2001 included $1.0 million in contribution costs related to investments held in our proprietary portfolio. Excluding these contribution costs other operating expenses were approximately $8.4 million.

Other income, net, which includes investment gains from our proprietary portfolio, was $4.7 million in the second quarter of 2001, a 62% increase from the prior year quarter.

The effective tax rate for the second quarter of 2001 was approximately 38.6%, down from 39.6% in the second quarter of 2000.



Six Months Ended June 30, 2001 as Compared to the Six Months Ended June 30, 2000

Consolidated Results - Six Months Ended June 30:
                                                             (unaudited; in thousands,
                                                                except per share data)
                                                          ---------------------------------
                                                          2000         2001        % Change
                                                          ----         ----        --------
Revenues .............................................   $114,893     $115,361        0.4
Expenses .............................................     70,118       69,406       (1.0)
                                                         --------     --------
Operating  income ....................................    44,775        45,955        2.6
Other income, net                                          5,009         5,828         --
                                                         -------      --------
Income before taxes and minority interest ............    49,784        51,783        4.0
Income tax provision .................................    19,715        19,988         --
Minority interest ....................................     1,819         1,058         --
                                                         -------      --------
Net income ...........................................   $28,250      $ 30,737        8.8
                                                         =======      ========
Net income per share:
   Basic .............................................     $0.95         $1.04        9.5
                                                        ========     =========
   Diluted ...........................................     $0.95         $1.03        8.4
                                                        ========     =========

Included in income before taxes and minority interest:
Depreciation and amortization ........................   $   344     $    372

Interest expense .....................................   $ 1,858     $  1,887

Adjusted EBITDA(a) ...................................   $51,986     $ 54,042        4.0

(a) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and minority interest.

Total revenues were $115.4 million in the first half of 2001 versus $114.9 million in the first half of 2000. Included in total revenues for 2000 is a one time $3.1 million investment-banking fee earned by a subsidiary. Excluding this fee total revenues rose $3.6 million, a 3% increase over the first half of 2000.

Investment advisory and incentive fees, which comprise 83% of total revenues, were $95.9 million in the first half of 2001, 4% higher than the same period a year earlier. The growth in investment advisory and incentive fees is generally based on the growth in average assets under management during the respective periods. Average assets under management were $24.4 billion during the first half of 2001, 9% higher than average assets of $22.4 billion during the first half of 2000. Average assets under management in open-end equity mutual funds were flat at $9.0 billion for both 2001 and 2000. The increase in advisory fees was principally attributable to the growth in average assets in the institutional and high net worth Separate Accounts.

Commission revenue was $8.0 million in the first half of 2001, 4% higher than the same period a year earlier.

Distribution fees and other income were $11.5 million for the first six months of 2001 as compared to $14.5 million in 2000, which included a one time $3.1 million investment banking fee. Excluding this one time investment banking fee, distribution fees and other income were $11.4 million in 2000.

Total expenses were $69.4 million in the first half of 2001, a 1% decrease from total expenses of $70.1 million in 2000. Compensation costs were $45.7 million in 2001, 4% lower than the first half of 2000, principally the result of lower incentive compensation. Management fee expense increased 4% to $5.8 million in 2001 versus $5.5 million a year earlier. Other operating expenses increased $0.9 million, or 5%, to $17.9 million in the current year versus $17.0 million in the first half of 2000. Excluding the $1.0 million in contribution costs related to our investment portfolio, other operating costs were $16.9 million.

Other income, net, which includes investment gains from our proprietary portfolio, was $5.8 million during the first half of 2001 as compared to $5.0 million during the first half of 2000.

The effective tax rate for the first half of 2001 was approximately 38.6%, down from 39.6% in 2000.

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

Summary cash flow data is as follows:
                                                   Six Months Ended June 30,
                                                   -------------------------
                                                     2000           2001
                                                     ----           ----
Cash flows provided by (used in):                      (in thousands)
Operating activities ...........................   $  17,245    $  53,384
Investing activities ...........................     (12,461)       4,651
Financing activities ...........................      (1,852)        (958)
                                                   ---------    ---------
Increase .......................................       2,932       57,077
Cash and cash equivalents at beginning of period     103,032       69,271
                                                   ---------    ---------
Cash and cash equivalents at end of period .....   $ 105,964    $ 126,348
                                                   =========    =========

Cash requirements and liquidity needs have historically been met through cash generated by operating activities and through the Company's borrowing capacity. At June 30, 2001, the Company had cash and cash equivalents of $126.3 million, an increase of $57.1 million from December 31, 2000.

Cash provided by operating activities was $53.4 million in the first half of 2001 principally resulting from $30.7 million in net income and decreases in investments in securities and various receivables of $15.5 million and $4.5 million, respectively. In the first half of 2000, cash provided by operating activities was $17.2 million resulting largely from $28.3 million in net income partially offset by a net increase of $9.3 million in other operating assets and liabilities.

Cash provided by investing activities, related to investments in and distributions from partnerships and affiliates, was $4.7 million in the first half of 2001. Cash used by these investing activities in the first half of 2000 was $12.5 million.

Cash used in financing activities in the first half of 2001 and 2000 was $1.0 million and $1.9 million, respectively, primarily from the purchase of treasury stock under the company's Stock Repurchase Program.

Based upon the Company's current level of operations and its anticipated growth, the Company expects that its current cash balances plus cash flows from operating activities and its borrowing capacity will be sufficient to finance its working capital needs for the foreseeable future. The Company has no material commitments for capital expenditures.

Gabelli & Company is registered with the Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. At June 30, 2001, Gabelli & Company had net capital, as defined, of approximately $18.9 million exceeding the regulatory requirement by approximately $18.7 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

Market Risk

The Company is subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. The Company's exposure to market risk is directly related to its role as financial intermediary and advisor for assets under management in its mutual funds, institutional and separate accounts business and its proprietary trading activities. At June 30, 2001, the Company's primary market risk exposure was for changes in equity prices and interest rates. Included in investments in securities of $119.0 million at June 30, 2001 were investments in Treasury Bills and Notes of $68.6 million, in mutual funds, largely invested in equity products, of $36.3 million, a diverse selection of common stocks totaling $12.5 million and other investments of approximately $1.6 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, the Company may alter its investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. More than $8.8 million of the $12.5 million invested in common stocks at June 30, 2001, represents the Company's participation in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. These transactions involve announced deals with agreed upon terms and conditions, including pricing, which generally involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

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



Part II:  Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Gabelli Asset Management Inc. was held in Greenwich, Connecticut on May 15, 2001. At that meeting, the stockholders considered and acted upon the following proposals:

A.       THE ELECTION OF DIRECTORS.

The stockholders elected the following individuals to serve as directors until the 2002 annual meeting of stockholders and until their respective successors are duly elected and qualified. All the directors were elected with more than 99.7% of the total votes cast.

                           Raymond C. Avansino
                           John C. Ferrara
                           Mario J. Gabelli
                           Paul B. Guenther
                           Eamon M. Kelly
                           Karl Otto Pohl

 Item 6.  (a)      Exhibits

        Exhibit No.      Description

          27-1          Financial Data Schedule

          (b)      Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GABELLI ASSET MANAGEMENT INC.
                                           -----------------------------
                                           (Registrant)



August 10, 2001                          /s/ Robert S. Zuccaro
---------------                 --------------------------------------
Date                                         Robert S. Zuccaro
                                             Vice President and Chief
                                               Financial Officer