Form 10-Q
period 2001-09-30
GABELLI ASSET MANAGEMENT INC
filed 2001-11-14
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                    ---------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

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

Yes  X    No
   -----    ----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

   Class                                     Outstanding at October 31, 2001
   -----                                    ----------------------------------
Class A Common Stock, .001 par value                      5,877,904
Class B Common Stock, .001 par value                     24,000,000

                                      INDEX

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations:
       - Three months ended September 30, 2000 and 2001
       - Nine months ended September 30, 2000 and 2001

Condensed Consolidated Statements of Financial Condition:
       - September 30, 2001
       - December 31, 2000 (Audited)

Condensed Consolidated Statements of Cash Flows:
       - Nine months ended September 30, 2000 and 2001

                  Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosures about Market Risk)


PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K




SIGNATURES



                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)
                                                            Three Months Ended
                                                              September 30,
                                                            -------------------
                                                              2000       2001
                                                           ---------    --------
Revenues
  Investment advisory and incentive fees ................   $ 49,009    $ 47,297
  Commission revenue ....................................      3,800       3,145
  Distribution fees and other income ....................      6,355       5,679
                                                            --------    --------
     Total revenues .....................................     59,164      56,121
Expenses
  Compensation costs ....................................     25,029      22,673
  Management fee ........................................      2,844       2,732
  Other operating expenses ..............................      9,680       8,126
                                                            --------    --------
     Total expenses .....................................     37,553      33,531

Operating income ........................................     21,611      22,590
Other income (expense)
  Net gain from investments .............................      2,732       1,220
  Interest and dividend income ..........................      2,188       2,522
  Interest expense ......................................       (933)     (1,741)
                                                            --------    --------
     Total other income, net ............................      3,987       2,001
                                                            --------    --------
Income before income taxes and
  minority interest .....................................     25,598      24,591
  Income tax provision ..................................     10,137       9,493
  Minority interest .....................................        971         152
                                                            --------    --------
    Net income ..........................................   $ 14,490    $ 14,946
                                                            ========    ========
Net income per share:
  Basic .................................................   $   0.49    $   0.50
                                                            ========    ========
  Diluted ...............................................   $   0.48    $   0.49
                                                            ========    ========
Weighted average shares outstanding:
  Basic .................................................     29,547      29,748
                                                            ========    ========
  Diluted ...............................................     29,969      31,142
                                                            ========    ========



                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)
                                                             Nine Months Ended
                                                               September 30,
                                                            ---------------------
                                                               2000        2001
                                                            --------     --------
Revenues
  Investment advisory and incentive fees ................   $ 141,666    $ 143,202
  Commission revenue ....................................      11,493       11,112
  Distribution fees and other income ....................      20,898       17,168
                                                            ---------    ---------
     Total revenues .....................................     174,057      171,482
Expenses
  Compensation costs ....................................      72,614       68,405
  Management fee ........................................       8,376        8,486
  Other operating expenses ..............................      26,681       26,046
                                                            ---------    ---------
     Total expenses .....................................     107,671      102,937

Operating income ........................................      66,386       68,545
Other income (expense)
  Net gain from investments .............................       5,353        4,462
  Interest and dividend income ..........................       6,434        6,995
  Interest expense ......................................      (2,791)      (3,628)
                                                            ---------    ---------
     Total other income, net ............................       8,996        7,829
                                                            ---------    ---------
Income before income taxes and
  minority interest .....................................      75,382       76,374
  Income tax provision ..................................      29,852       29,481
  Minority interest .....................................       2,790        1,210
                                                            ---------    ---------
    Net income ..........................................   $  42,740    $  45,683
                                                            =========    =========

Net income per share:
  Basic .................................................   $    1.44    $    1.54
                                                            =========    =========

  Diluted ...............................................   $    1.43    $    1.52
                                                            =========    =========
Weighted average shares outstanding:
  Basic .................................................      29,593       29,595
                                                            =========    =========
  Diluted ...............................................      29,857       30,310
                                                            =========    =========



                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)


                                                     December 31,  September 30,
                                                        2000          2001
                                                        ----          ----
                                                                   (Unaudited)
ASSETS
Cash and cash equivalents ...........................   $ 69,271   $307,933
Investments in securities ...........................    134,520     54,786
Investments in partnerships and affiliates ..........     56,546     66,458
Receivable from broker ..............................      3,853       --
Investment advisory fees receivable .................     15,307     14,268
Deferred income taxes, net ..........................     19,382     20,206
Other assets ........................................     18,925     18,924
                                                        --------   --------
     Total assets ...................................   $317,804   $482,575
                                                        ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable ........................................   $ 50,000   $ 50,000
Income taxes payable ................................      7,468     13,016
Capital lease obligation ............................      3,541      3,506
Payable to brokers ..................................       --        1,677
Compensation payable ................................     25,670     36,719
Accrued expenses and other liabilities ..............     11,077     12,758
                                                        --------   --------

     Total liabilities ..............................     97,756    117,676

Convertible note payable ............................       --      100,000

Minority interest ...................................     17,851      7,435

Stockholders' equity ................................    202,197    257,464
                                                        --------   --------

Total liabilities and stockholders' equity ..........   $317,804   $482,575
                                                        ========   ========

See accompanying notes.



                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                          Nine Months Ended
                                                           September 30,
                                                       ------------------------
                                                          2000         2001
                                                          ----         ----

Operating activities
Net income ........................................   $  42,740    $  45,683
Adjustments to reconcile net income to net cash
     provided by operating activities:
Equity in earnings of partnerships and affiliates .      (4,897)      (1,617)
Depreciation and amortization .....................         521          561
Deferred income taxes .............................        (712)        (824)
Minority interest in net income of consolidated
   subsidiaries ...................................       2,790        1,210
(Increase) decrease in operating assets:
   Investments in securities ......................     (40,491)      79,095
   Investment advisory fees receivable ............      (1,184)       1,039
   Receivables from affiliates ....................       1,101          256
   Other receivables ..............................        (580)        (468)
   Receivable from broker .........................        --          3,853
   Other assets ...................................        (596)        (348)
Increase (decrease) in operating liabilities:
   Payable to broker ..............................       1,226        1,677
   Income taxes payable ...........................        (303)       5,548
   Compensation payable ...........................      26,216       11,049
   Accrued expenses and other liabilities .........       4,829        1,647
                                                      ---------    ---------
Total adjustments .................................     (12,080)     102,678
                                                      ---------    ---------
Net cash provided by operating activities .........      30,660      148,361
                                                      ---------    ---------

Investing activities
Distributions from partnerships and affiliates ....       3,523       21,089
Investments in partnerships and affiliates ........     (30,168)     (29,384)
                                                      ---------    ---------
Net cash used in investing activities .............     (26,645)      (8,295)
                                                      ---------    ---------

Financing activities
Purchase of minority stockholders' interest .......        (132)        (112)
Issuance of Convertible note payable ..............        --        100,000
Purchase of treasury stock ........................      (3,238)      (1,292)
                                                      ---------    ---------
Net cash (used in) provided by financing activities      (3,370)      98,596
                                                      ---------    ---------

Net increase in cash and cash equivalents .........         645      238,662
Cash and cash equivalents at beginning of period ..     103,032       69,271
                                                      ---------    ---------
Cash and cash equivalents at end of period ........   $ 103,677    $ 307,933
                                                      =========    =========

Supplemental disclosure of non-cash
  financing activity

Treasury stock exchanged for
subsidiary stock held by
minority shareholders .............................   $     -      $  11,514
                                                      =========    =========
Securities reclassified to available for sale .....   $     -      $  14,278
                                                      =========    =========
See accompanying notes

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

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

B.  Investment in Securities

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and classified as trading securities. As of July 1, 2001 investments in mutual funds sponsored by the Company totaling $14.3 million were reclassified as available for sale. Available for sale investments are stated at fair value, with any unrealized gains or losses, net of deferred taxes, reported as a component of stockholders' equity.

At September 30, 2001 the market value of investments available for sale was $6.8 million. The change in market value, net of taxes, of $0.6 million has been included in stockholders' equity.

Proceeds from sales of investments available for sale were approximately $6.6 million for the period ended September 30, 2001. Gross gains on the sale of investments available for sale amounted to $0.2 million; gross losses were not significant.


C. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

                                        Three Months Ended    Nine Months Ended
                                          September 30,          September 30,
(in thousands, except per share amounts)  2000       2001     2000      2001
                                          ----       ----     ----      ----
Basic:
Net income ...........................   $14,490   $14,946   $42,740   $45,683
                                         =======   =======   =======   =======
Average shares outstanding ...........    29,547    29,748    29,593    29,595
                                         =======   =======   =======   =======
Basic net income per share ...........   $  0.49   $  0.50   $  1.44   $  1.54
                                         =======   =======   =======   =======

Diluted:
Net income ...........................   $14,490   $14,946   $42,740   $45,683
Add convertible note interest, net
   of management fee and taxes .......        --       467        --       467
                                         -------   -------   -------   -------
Total ................................   $14,490   $15,413   $42,740   $46,150
                                         =======   =======   =======   =======

Average shares outstanding ...........    29,547    29,748    29,593    29,595
Net effect of dilutive stock options .       422       430       264       390
Assumed conversion of convertible note        --       964        --       325
                                         -------   -------   -------   -------
Total ................................    29,969    31,142    29,857    30,310
                                         =======   =======   =======   =======
Diluted net income per share .........   $  0.48   $  0.49   $  1.43   $  1.52
                                         =======   =======   =======   =======


D. Convertible Note Payable

On August 13, 2001, the Company sold a $100 million 10-year convertible note in a private placement to Cascade Investments LLC. The note pays interest at 6.5% for the first year and 6% thereafter and provides the purchaser with certain put rights. The note is convertible into the Company's Class A Common Stock at $53 per share. The proceeds will be made available for general corporate purposes, including the financing of global strategic initiatives with a particular focus on the alternative investments business. As a result of the purchase, and upon conversion, Cascade Investments LLC will own 6% of the Company's aggregate outstanding common stock.


E. Stockholders' Equity

Exchange of Common Stock

In May 2001, the Board of Directors authorized an exchange offer in which four shares of the Company's Class A Common Stock would be exchanged for each share of Gabelli Securities, Inc. ("GSI") Common Stock it did not already own. Under the terms of the exchange offer, shareholders had until August 31, 2001 to exchange their shares and all shares of the Company issued will be restricted from sale for two years from the date of issuance. As of September 30, 2001, a total of 400,504 shares of the Company's Common Stock were issued under the exchange offer raising the Company's ownership interest in GSI to 92%.


Stock Award and Incentive Plan

On February 20, 2001, the Compensation Committee of the Board of Directors approved an option grant of 172,500 shares under the Stock Award and Incentive Plan (the "Plan") at an exercise price, equal to the market price on that date, of $31.62 per share. At September 30, 2001, there were 251,000 shares available for future awards under the Plan.

Stock Repurchase Program

In 1999, the Board of Directors established the Stock Repurchase Program through which the Company had been authorized to purchase up to $9,000,000 of the Company's Class A Common Stock in open market transactions. During the first quarter of 2001, the Company purchased 30,000 shares at an average cost of $28.46 per share, substantially completing the previously announced Stock Repurchase Program. On March 2, 2001, the Board of Directors authorized the repurchase of up to an additional $3,000,000 of its shares of Class A Common Stock. On September 17, 2001 the Board of Directors authorized the repurchase of up to $10 million of its shares of Class A Common Stock. This latest authorization includes $3.1 million authorized under its current stock buyback program. During the third quarter of 2001, the Company repurchased 12,000 shares at an average cost of $36.50 bringing the total shares repurchased under the program to 522,900 at an average cost of $17.81 per share.

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


RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 as Compared to the Three Months Ended September 30, 2000

Consolidated Results - Three Months Ended September 30:

                                                 (unaudited; in thousands, except per share data)
                                                 ------------------------------------------------
                                                          2000       2001    % Change
                                                          ----       ----    --------

Revenues .............................................   $59,164   $56,121      (5.1)
Expenses .............................................    37,553    33,531     (10.7)
                                                         -------   -------
Operating income .....................................    21,611    22,590       4.5
Other income, net ....................................     3,987     2,001        --
                                                         -------   -------
Income before taxes and minority interest ............    25,598    24,591      (3.9)
Income tax provision .................................    10,137     9,493        --
Minority interest ....................................       971       152        --
                                                          -------   ------
Net income ...........................................   $14,490   $14,946       3.1
                                                         =======   =======

Net income per share:
   Basic .............................................   $  0.49   $  0.50       2.0
                                                         =======   =======
   Diluted ...........................................   $  0.48   $  0.49       2.1
                                                         =======   =======

Included in income before taxes and minority interest:
Depreciation and amortization ........................   $   177   $   189        --
Interest expense .....................................   $   933   $ 1,741        --

Adjusted EBITDA(a) ...................................   $26,708   $26,521      (0.7)

(a) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and minority interest.


Total revenues were $56.1 million in the third quarter of 2001, as compared to $59.2 million, in the third quarter of 2000.

Investment advisory and incentive fees, which comprise 84% of total revenues, were $47.3 million in the third quarter of 2001 as compared to $49.0 million in the same period a year earlier. The change in investment advisory and incentive fees are generally based on the change in average assets under management during the respective periods. Average total assets under management were $24.5 billion in the third quarter 2001, 1% higher than average total assets of $24.1 billion in the third quarter of 2000, led by a 13% increase in our institutional and high net worth Separate Accounts. Average assets under management in open-end equity mutual funds were 15% lower, at $8.4 billion, in the third quarter 2001 versus $9.9 billion in the third quarter 2000. The increase in advisory fees from the institutional and high net worth Separate Accounts were offset by lower mutual fund advisory fees and lower incentive fees from alternative investment products. Mutual fund advisory fees were lower in the 2001 quarter as net cash inflows were offset by the impact of the overall decline in equity valuations and a shift towards lower fee fixed income products. Incentive fees from alternative investment products, which are based on performance, were 69% lower in the 2001 quarter as compared to the prior year.

Commission revenues were $3.1 million in the third quarter of 2001, a decrease of 17% from the same period a year earlier. The decline in commission revenues reflects the volatility and uncertainty that affected the equity markets during 2001 and reduced overall trading volume.

Distribution fees and other income were $5.7 million in the third quarter of 2001 as compared to $6.4 million in the third quarter 2000. Distribution fees were lower as a direct result of the decline in average assets in the open-end equity mutual funds between the respective periods.

Total expenses were $33.5 million in the third quarter of 2001, as compared to total expenses of $37.6 million in 2000. Compensation costs, which are largely variable in nature, were $22.7 million, 9% lower than the same period a year earlier. The decrease in compensation costs results principally from lower incentive compensation. Management fee expense, which is totally variable and based on pretax income, was $2.7 million in the third quarter of 2001 and $2.8 million in the third quarter of 2000. Other operating expenses were $8.1 million in the third quarter of 2001, 16% lower than other operating expenses of $9.7 million in the third quarter of 2000. The decline in other operating expenses, part of the Company's planned cost saving initiatives, was obtained over a broad range of general and administrative services.

Other income, net, which includes investment gains from our proprietary portfolio and is net of interest expense, was $2.0 million in the third quarter of 2001, approximately $2.0 million or 50% below the prior year quarter. Lower investment gains, largely impacted by the performance of the equity markets post-September 11, and the increase in interest expense, resulting from the issuance of a ten-year $100 million 6.5% convertible note in August 2001, offset the increase in interest and dividend income received from the substantially higher levels of cash and cash equivalents held during the 2001 quarter.

The effective tax rate for the third quarter of 2001 was approximately 38.6%, down from 39.6% in the third quarter of 2000.

Nine Months Ended September 30, 2001 as Compared to the Nine Months Ended September 30, 2000

Consolidated Results - Nine Months Ended September 30:

                                             (unaudited; in thousands, except per share data)
                                             ------------------------------------------------
                                               2000       2001          % Change
                                               ----       ----          --------
Revenues ................................   $ 174,057   $ 171,482          (1.5)
Expenses ................................     107,671     102,937          (4.4)
                                            ---------   ---------
Operating  income .......................      66,386      68,545           3.3

Other income, net .......................       8,996       7,829            --
                                            ---------   ---------
Income before taxes and
  minority interest .....................      75,382      76,374           1.3

Income tax provision ....................      29,852      29,481            --
Minority interest .......................       2,790       1,210            --
                                            ---------   ---------
Net income ..............................     $42,740   $  45,683           6.9
                                            =========   =========
Net income per share:
   Basic ................................      $ 1.44      $ 1.54           6.9
                                            =========   =========
   Diluted ..............................      $ 1.43      $ 1.52           6.3
                                            =========   =========

Included in income before taxes and
  minority interest:
Depreciation and amortization ...........      $  521      $  561            --

Interest expense ........................   $   2,791   $   3,628            --

Adjusted EBITDA(a) ......................   $  78,694   $  80,563           2.4

(a) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and minority interest.

Total revenues were $171.5 million in the nine months of 2001 versus $174.1 million in the nine months of 2000. Included in total revenues for 2000 is a one time $3.1 million investment-banking fee earned by a subsidiary. Excluding this fee total revenues rose $0.5 million, virtually flat as compared to the nine months of 2000.

Investment advisory and incentive fees, which comprise 84% of total revenues, were $143.2 million in the nine months of 2001, 1% higher than total revenues of $141.7 million in the same period a year earlier. The growth in investment advisory and incentive fees is generally based on the growth in average assets under management during the respective periods. Average total assets under management were $24.4 billion during the first nine months of 2001, 6% higher than average total assets of $22.9 billion during the first nine months of 2000. Average assets under management in open-end equity mutual funds were 5% lower, at $8.8 billion, for the first nine months of 2001 as compared to $9.3 billion in the same period a year earlier. The increase in advisory fees resulting from the growth in assets under management in the Separate Accounts and alternative investment products was largely offset by the decline in revenues from open-end mutual funds, attributable to the lower levels of average assets under management, as well as lower incentive fees, which are based upon performance, in our alternative investment products.

Commission revenue was $11.1 million in the nine months of 2001, 3% lower than the same period a year earlier.

Distribution fees and other income were $17.2 million for the first nine months of 2001 as compared to $20.9 million in 2000, which included a one time $3.1 million investment banking fee. Excluding this one time investment banking fee, distribution fees and other income were $17.8 million in 2000.

Total expenses were $102.9 million in the nine months of 2001, a 4% decrease from total expenses of $107.7 million in 2000. Compensation costs were $68.4 million in 2001, 6% lower than the nine months of 2000, principally the result of lower incentive compensation. Management fee expense, which is totally variable and based on pretax income, was $8.5 million in the nine months of 2001 and $8.4 million in the nine months of 2000. Other operating expenses were 2% lower at $26.0 million in the current year versus $26.7 million in the first nine months of 2000. Included in other operating expenses in 2001 was $1.0 million in contribution costs related to our investment portfolio.

Other income, net, which includes investment gains from our proprietary portfolio and is net of interest expense, was $7.8 million during the nine months of 2001 as compared to $9.0 million during the nine months of 2000. Interest expense was $0.8 million higher in the current period resulting from the Company's issuance of a ten year $100 million 6.5% convertible note in August 2001.

The effective tax rate for the nine months of 2001 was approximately 38.6%, down from 39.6% in 2000.

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


Summary cash flow data is as follows:
                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      2000        2001
                                                      ----        ----
Cash flows provided by (used in):                      (in thousands)
Operating activities ...........................   $  30,660    $ 148,361
Investing activities ...........................     (26,645)      (8,295)
Financing activities ...........................      (3,370)      98,596
                                                   ---------    ---------
Increase .......................................         645      238,662
Cash and cash equivalents at beginning of period     103,032       69,271
                                                   ---------    ---------
Cash and cash equivalents at end of period .....   $ 103,677    $ 307,933
                                                   =========    =========


Cash requirements and liquidity needs have historically been met through cash generated by operating activities and through the Company's borrowing capacity. At September 30, 2001, the Company had cash and cash equivalents of $307.9 million, an increase of $238.7 million from December 31, 2000.

Cash provided by operating activities was $148.4 million in the nine months of 2001 principally resulting from $45.7 million in net income and a decrease in investments in securities of $79.1 million. In the nine months of 2000, cash provided by operating activities was $30.7 million resulting largely from $42.7 million in net income partially offset by a net decrease of $9.8 million in other operating assets and liabilities.

Cash used in investing activities, related to investments in and distributions from partnerships and affiliates, was $8.3 million in the nine months of 2001. Cash used in these investing activities in the nine months of 2000 was $26.6 million.

Cash provided by financing activities in the nine months of 2001 was $98.6, principally through the issuance of a ten year $100 million, 6.5% convertible note. Cash used in 2000 was $3.4 million, primarily from the purchase of treasury stock under the company's Stock Repurchase Program.

Based upon the Company's current level of operations and its anticipated growth, the Company expects that its current cash balances plus cash flows from operating activities and its borrowing capacity will be sufficient to finance its working capital needs for the foreseeable future. The Company has no material commitments for capital expenditures.

Gabelli & Company is registered with the Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. At September 30, 2001, Gabelli & Company had net capital, as defined, of approximately $19.7 million exceeding the regulatory requirement by approximately $19.5 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

Market Risk

The Company is subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. The Company's exposure to market risk is directly related to its role as financial intermediary and advisor for assets under management in its mutual funds, institutional and separate accounts business and its proprietary trading activities. At September 30, 2001, the Company's primary market risk exposure was to changes in equity prices and interest rates. Included in investments in securities of $54.8 million at September 30, 2001 were investments in Treasury Bills and Notes of $5.5 million, in mutual funds, largely invested in equity products, of $28.9 million, a diverse selection of common stocks totaling $18.5 million and other investments of approximately $1.9 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, the Company may alter its investment holdings from time to time in response to changes in market conditions and other factors considered appropriate by management. More than $15.8 million of the $18.5 million invested in common stocks at September 30, 2001, represents the Company's participation in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. These transactions involve announced deals with agreed upon terms and conditions, including pricing, which generally involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

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


Part II:  Other Information

Item 6.

   (a)      Exhibits

   (b)      Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GABELLI ASSET MANAGEMENT INC.
                                              -----------------------------
                                                      (Registrant)



November 14, 2001                            /s/ Robert S. Zuccaro
-----------------                           -----------------------------------
   Date                                          Robert S. Zuccaro
                                                 Vice President and
                                                   Chief Financial Officer