Form 10-Q/A
period 2001-09-30
GABELLI ASSET MANAGEMENT INC
filed 2001-11-16
CIK 1060349

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q/A

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                  For the Quarter Ended September 30, 2001

                        Commission File Number 1-106


                       GABELLI ASSET MANAGEMENT INC.
                -----------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)


          New York                                  13-4007862
------------------------------------        -------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer
Incorporation or Organization)              Identification Number)


                            One Corporate Center
                            Rye, New York 10580
                       ------------------------------
                  (Address of Principal Executive Offices)


                               (914) 921-3700
                     ---------------------------------
                          (Registrant's Telephone
                        Number, Including Area Code)


                                    N/A
                ------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X . NO .

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

Class                                        Outstanding at October 31, 2001
------------------------                    ----------------------------------
Class A Common Stock, .001 par value                       5,877,904
Class B Common Stock, .001 par value                      24,000,000


                         Part II: Other Information


Item 6.

(a) Exhibits

         1.1 Note Purchase Agreement, dated as of August 10, 2001, among Cascade Investment LLC, Gabelli Asset Management Inc. and the Gabelli Stockholders as defined therein.

         1.2      Promissory Note, dated August 14, 2001.

         4.1 Registration Rights Agreement, dated August 14, 2001, between Gabelli Asset Management Inc. and Cascade Investment LLC.


(b) Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GABELLI ASSET MANAGEMENT INC.
                                     ------------------------------
                                            (Registrant)


November 16, 2001                               /s/ Robert S. Zuccaro
--------------------                          --------------------------------
    Date                                            Robert S. Zuccaro
                                                    Vice President and
                                                    Chief Financial Officer



                               EXHIBIT INDEX


Exhibit Number                  Description

         1.1 Note Purchase Agreement, dated as of August 10, 2001, among Cascade Investment LLC, Gabelli Asset Management Inc. and the Gabelli Stockholders as defined therein.

         1.2      Promissory Note, dated August 14, 2001.

         4.1 Registration Rights Agreement, dated August 14, 2001, between Gabelli Asset Management Inc. and Cascade Investment LLC.