Form 10-K
period 2001-12-21
GABELLI ASSET MANAGEMENT INC
filed 2002-04-01
CIK 1060349

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934


                  For the fiscal year ended December 31, 2001

                                       Or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the transition period from ______ to ______

                         Commission file number 1-14761

                          Gabelli Asset Management Inc.

             (Exact name of registrant as specified in its charter)

New York                                    13-4007862
-----------------------------------         -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)
-----------------------------------         ------------------------------------

One Corporate Center, Rye, NY               10580-1422
-----------------------------------         ------------------------------------
(Address of principal executive             (Zip Code)
 offices)

Registrant's telephone number, including area code (914) 921-3700
                                                    -------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                         Name of each exchange on which
                                             registered:
Class A Common Stock,                       New York Stock Exchange
 $ .001 Par Value                           New York Stock Exchange
Income PRIDES(SM)
-----------------------------------         ------------------------------------

Securities pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

As of March 1, 2002, 6,550,537 shares of Class A common stock and 23,450,000 shares of Class B common stock were outstanding. All of the shares of Class B common stock were held by Gabelli Group Capital Partners, Inc. and two of its subsidiaries. The aggregate market value of the common stock held by non-affiliates of the registrant as of March 1, 2002 was $229,780,000.

DOCUMENTS INCORPORATED BY REFERENCE: The definitive proxy statement for the 2002
                                     Annual Meeting of Shareholders to be held
                                     May 21, 2002.

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

      Our disclosure and analysis in this report and in documents that are incorporated by reference contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements because they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning. They also appear in any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results.

      Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation: the adverse effect from a decline in the securities markets; a decline in the performance of our products; a general downturn in the economy; changes in government policy or regulation; changes in our ability to attract or retain key employees; and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. We also direct your attention to any more specific discussions of risk contained in our other public filings or in documents incorporated by reference here or in prior filings or reports.

      We are providing these statements as permitted by the Private Litigation Reform Act of 1995. We do not undertake to update publicly any forward-looking statements if we subsequently learn that we are unlikely to achieve our expectations or if we receive any additional information relating to the subject matters of our forward-looking statements.

                                     PART I

Item 1: Business
Overview

      Gabelli Asset Management Inc. (the "Company"; and where the context requires, the "Company" includes its predecessors and its consolidated subsidiaries) is a provider of investment advisory and brokerage services to mutual fund, institutional and high net worth investors, primarily in the United States. The Company generally manages assets on a discretionary basis and invests in a variety of U.S. and international securities through various investment styles. Unlike many of its competitors, the Company's business is focused principally on investment management. As such, the Company's revenues are largely based on the level of assets under management in its business and the level of fees associated with its various investment products rather than total assets of the Company. As of December 31, 2001, the Company had approximately $24.8 billion of assets under management, 88% of which were invested in equity securities.

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

    The Company's principal executive offices are located at One Corporate Center, Rye, New York 10580-1422 and the telephone number is (914) 921-3700.

Business Description

      GFI, predecessor to the Company, was originally founded in 1976 as an institutional broker-dealer and entered the separate accounts business in 1977 and the mutual fund business in 1986. Its initial money management activities centered on the Company's value-oriented investment philosophy. Starting in the mid-1980s, the Company began building upon its core of value-oriented equity investment products by adding new investment strategies designed for clients seeking to invest in growth-oriented equities, convertible securities and fixed income products. Since then, the Company has continued to build its franchise by expanding its investment management capabilities through the addition of industry specific, international, global, and real estate oriented product offerings. Throughout its 25-year history, the Company has marketed most of its products under the "Gabelli" brand name.

     The Company's assets under management are organized principally in three groups: Mutual Funds, Separate Accounts and Partnerships.

o Mutual Funds: At December 31, 2001, the Company had $12.0 billion of assets under management in open-end mutual funds and closed-end funds, representing approximately 48% of the Company's total assets under management. The Company currently provides advisory services to (i) the Gabelli family of funds, which consists of 19 open-end mutual funds and 4 closed-end funds; (ii) The Treasurer's Fund, consisting of 3 open-end money market funds (the "Treasurer's Funds"); and (iii) the Gabelli Westwood family of funds, consisting of 6 open-end mutual funds, 5 of which are managed on a day-to-day basis by an unaffiliated subadviser (collectively, the "Mutual Funds"). The Mutual Funds have a long-term record of achieving high returns, relative to similar investment products. At December 31, 2001, 97% of the assets under management in the open-end Mutual Funds having an overall rating from Morningstar, Inc. ("Morningstar") were in open-end Mutual Funds ranked "three stars" or better, with 41% of such assets in open-end Mutual Funds ranked "five stars" and 18% of such assets in open-end Mutual Funds ranked "four stars" on an overall basis (i.e., based on three-, five- and ten-year risk adjusted average returns). The Gabelli family of funds was honored as the top performing mutual fund family by Mutual Funds Magazine for 1997. There can be no assurance, however, that these funds will be able to maintain such ratings or that past performance will be indicative of future results. At December 31, 2001, approximately 40% of the Company's assets under management in open-end, no-load equity Mutual Funds had been obtained through direct sales relationships. The Company also sells its open-end Mutual Funds through Third-Party Distribution Programs, particularly No-Transaction Fee ("NTF") Programs, and has developed additional classes of shares for several of its mutual funds for sale through additional third- party distribution channels on a commission basis. Net cash flows from Third Party Distribution Programs accounted for 86% of all cash flows into open-end equity funds during 2001 and represented 60% of all assets in these funds at December 31, 2001.

o High Net Worth and Institutional Separate Accounts: At December 31, 2001, the Company had $12.2 billion of assets in approximately 1,700 separate accounts, representing approximately 50% of the Company's total assets under management. The Company currently provides advisory services to a broad range of investors including high net worth individuals. Historically, the majority of the client accounts are high net worth client accounts. As of December 31, 2001, high net worth accounts (including the account assets of individuals and their individual retirement accounts generally having a minimum account balance of $1 million) comprised approximately 78% of the number of Separate Accounts and approximately 23% of the assets. Foundation and endowment fund assets represented an additional 8% of the number of Separate Accounts and over 11% of the assets. The sub-advisory portion of the Separate Accounts (subadvisor to certain other third-party investment funds) held approximately $2.7 billion or 22% of total assets with less than 1% of the number of accounts. Institutional client accounts, which include corporate pension and profit sharing plans, jointly-trusteed plans and public funds, comprised the balance. In general, these accounts are managed to meet the specific needs and objectives of the particular client by utilizing investment strategies
     - traditional "value", "large cap growth", "large cap value", "global", "international growth" and convertible bonds-techniques that are within the Company's areas of expertise. The Company distinguishes between taxable and tax-free assets and manages client portfolios for the greatest tax benefit within given investment strategies. At December 31, 2001, over 93% of the Company's assets in Separate Accounts (excluding subadvisory assets) had been obtained through direct sales relationships. The Company believes that an important element of future growth in the Separate Accounts is dependent on client relationships and client retention. In this vein, the Company hosts annual client seminars and is establishing and staffing relationship offices around the country.

o Partnerships: The Company also provides alternative investments through its majority-owned subsidiary, Gabelli Securities, Inc. ("GSI"). These alternative investment products consist primarily of risk arbitrage, merchant banking and global long/short equities funds (collectively, the "Partnerships"). The Partnerships had $573 million of assets, or approximately 2% of total assets under management, at December 31, 2001.

    Investment advisory and incentive fees relating to the Mutual Funds, the Separate Accounts, and the Partnerships generated approximately 81% and 83% of the Company's total revenues for the years ended December 31, 2000 and 2001, respectively.

     The Company's majority owned subsidiary, Gabelli & Company, Inc. ("Gabelli & Company"), is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. ("NASD") and acts as underwriter and distributor of the open-end Mutual Funds and provides brokerage, trading, underwriting and research services. On December 22, 2000, the Company acquired, through its subsidiary GSI, all of the outstanding common stock of Lynch Capital Corporation, a registered broker dealer. Lynch Capital has been renamed Gabelli Direct Inc. ("Gabelli Direct").

     The following table sets forth total assets under management by product type as of the dates shown and their compound annual growth rates ("CAGR").



                             Assets Under Management
                                 By Product Type
                              (Dollars in millions)

                                                                                                                         January 1,
                                                                                                                          1997 to
                                                                                                                        December 31,
                                                                             At December 31,                              2001
                                                 -----------------------------------------------------------------
                                                     1997          1998          1999          2000          2001         CAGR(a)
                                                 ------------  ------------  ------------  ------------  ------------ -----------
    Equity:
      Mutual                                       $   5,313     $   7,159     $  10,459     $  10,680     $  10,165       20.7%
    Funds.......................................
      Separate Accounts.........................       6,085         7,133         9,370        10,142        11,513       17.2
                                                   ---------     ---------     ---------     ---------     ---------
        Total Equity............................      11,398        14,292        19,829        20,822        21,678       18.8
                                                   ---------     ---------     ---------     ---------     ---------
    Fixed Income:
      Money Market Mutual Funds.................         827         1,030         1,175         1,425         1,781       49.9
      Bond Mutual Funds.........................           6             8             6             8             9       12.5
      Separate Accounts.........................         928           824           694           859           720        n/a
                                                   ---------     ---------     ---------     ---------     ---------
        Total Fixed Income......................       1,761         1,862         1,875         2,292         2,510       59.9
                                                   ---------     ---------     ---------     ---------     ---------
    Partnerships:
      Partnerships..............................         138           146           230           437           573       37.6
                                                   ---------     ---------     ---------     ---------     ---------
        Total Assets Under Management(b)........   $  13,297     $  16,300     $  21,934     $  23,551     $  24,761       21.1
                                                   =========     =========     =========     =========     =========

    Breakdown of Total Assets Under Management:
      Mutual Funds..............................   $   6,146     $   8,197     $  11,640     $  12,113     $  11,955       23.2
      Separate Accounts.........................       7,013         7,957        10,064        11,001        12,233       18.7
      Partnerships..............................         138           146           230           437           573       37.6
                                                   ---------     ---------     ---------     ---------     ---------
        Total Assets Under Management(b)........   $  13,297     $  16,300     $  21,934     $  23,551     $  24,761       21.1
                                                   =========     =========     =========     =========     =========
----------



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



Summary of Investment Products

     The Company manages assets in the following wide spectrum of investment products and strategies, many of which are focused on fast-growing areas:

      U.S. Equities:                                 Global and International Equities:              Alternative Products:
      --------------                                 ----------------------------------              ---------------------
      All Cap Value                                  International Growth                            Risk Arbitrage
      Large Cap Value                                Global Growth                                   Merchant Banking
      Large Cap Growth                               Global Telecommunications                       Global equities long/short
      Mid Cap Value                                  Global Multimedia                               European equities long/short
      Small Cap Value                                Gold
      Small Cap Growth
      Micro Cap
      Real Estate
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

o Widely Recognized "Gabelli" Brand Name: For much of its history, the Company has advertised or had its investment products and managers featured in a variety of financial print media, including publications such as The Wall Street Journal, Money Magazine, Barron's and Investor's Business Daily. The Company also underwrites publications written by its investment professionals, including "Deals...Deals...and More Deals" which examines the practice of merger arbitrage and "Global Convertible Investing: The Gabelli Way."

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

Business Strategy

     The Company plans to grow its franchise by continuing to leverage its competitive asset management strengths, including its long-term performance record, brand name, diverse product offerings and experienced research, client service and investment staff. In order to achieve continued growth in assets under management and profitability, the Company will continue to pursue its business strategy, the key elements of which include:

o Broadening and Strengthening the Gabelli Brand. The Company believes that the Gabelli brand name is one of the more widely recognized brand names in the U.S. investment management industry. The Company intends to continue to strengthen its brand name identity by, among other things, increasing its marketing and advertising to provide a uniform global image. In January 2000 the Company expanded its geographic presence with the addition of a London office to coordinate marketing and research efforts for our European and Global private fund and mutual fund products. The Company believes that with its brand name recognition, it has the capacity to create new products and services around the Gabelli brand to complement its existing product offerings. New product offerings since the Firm's Public Offering include two open end mutual funds, the Gabelli Blue Chip Value Fund and the Gabelli Utilities Fund; one closed end fund, The Gabelli Utility Trust; two private limited partnerships, Gabelli Global Partners, L.P. and Gabelli European Partners, L.P. and two offshore funds, Gabelli Global Partners, Ltd. and Gabelli European Partners Ltd.

o Expanding Mutual Fund Distribution. The Company intends to continue expanding its distribution network through Third-Party Distribution Programs, particularly NTF Programs. In recent years, the Company has realized significant growth in its mutual fund assets under management through alliances with "mutual fund supermarkets" and other Third-Party Distribution Programs, through which its Mutual Funds are made available to investors. As of December 31, 2001, the Company was participating in 89 Third-Party Distribution Programs, including the Charles Schwab and Fidelity Investments "mutual fund supermarket" programs. In addition, the Company intends to develop a marketing strategy to increase its presence in the 401(k) market for its Mutual Funds. Additionally, the Company now offers investors the ability to purchase mutual fund shares directly through the Internet or by telephone. The Company has also entered into various marketing alliances and distribution arrangements with leading national brokerage and investment houses and has developed additional classes of shares for several of its mutual funds for sale through national brokerage and investment houses and other third-party distribution channels on a commission basis.

o Increasing Penetration in High Net Worth Market. The Company's high net worth business focuses, in general, on serving clients who have established an account relationship of $1 million or more with the Company. According to certain industry estimates, the number of households with over $1 million in investable assets will grow from approximately 2.5 million in 1996 to over 15 million by 2010. With the Company's 25-year history of serving this segment, its long-term performance record and brand name recognition, the Company believes that it is well positioned to capitalize on the growth opportunities in this market.

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

o Capitalizing on Acquisitions and Strategic Alliances. The Company intends to selectively and opportunistically pursue acquisitions and alliances that will broaden its product offerings and add new sources of distribution. On October 1, 1999 the Company completed its alliance with Mathers and Company, Inc. and now acts as investment advisor to the Mathers Fund (renamed Gabelli Mathers Fund). The Gabelli Mathers Fund has $98 million in assets and approximately 4,000 shareholders. In May 2000 the Company added Comstock Partners Funds, Inc., (renamed Comstock Funds, Inc.), to the Non-Market Correlated mutual fund product line. The Comstock Funds are comprised of the Comstock Capital Value Fund, a specialty diversified equity fund, and Comstock Strategy Fund, a flexible income fund. These funds are currently positioned to take advantage of a sustained stock market decline. The Comstock Funds has $95 million in assets under management and 10,000 investors in the Gabelli mutual fund family. The Company believes that it is well positioned to pursue acquisitions and alliances because it is one of relatively few publicly traded investment management firms.

     The Company has received investment grade ratings from two well respected ratings agencies, Moody's Investors Services and Standard and Poor's Ratings Services. In assigning their investment ratings both agencies noted the Company's strong brand, high operating margins and increasing cash flows in assets under management. The addition of investment grade ratings from two respected agencies is expected to provide greater access to the capital markets and enhance liquidity.

Mutual Funds

     The Mutual Funds include 28 open-end mutual funds and 4 closed-end funds which had total assets as of December 31, 2001 of $12.0 billion. The open-end Mutual Funds are available to individuals and institutions primarily on a no-load basis, while the closed-end funds are listed and traded on the New York Stock Exchange ("NYSE"). At December 31, 2001, the open-end funds had total assets of $10.2 billion and the closed-end funds had total assets of $1.8 billion. The assets managed in the closed-end funds represent approximately 15% of the assets in the Mutual Funds and 7% of the total assets under management of the Company at December 31, 2001. The Company's assets under management consist of a broad range of U.S. and international stock, bond and money market mutual funds that meet the varied needs and objectives of its Mutual Fund shareholders. At December 31, 2001, approximately 40% of the Company's assets under management in open-end, no-load equity Mutual Funds had been obtained through direct sales relationships.

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

     Gabelli Advisers, Inc. acts as investment adviser to the Gabelli Westwood family of funds and has retained Westwood Management to act as subadviser for five of the six portfolios. Westwood Management is a subsidiary of Westwood Holdings Group, which is a wholly owned subsidiary of SWS Group, Inc., a publicly held financial services firm. In its capacity as subadviser, Westwood Management makes day-to-day investment decisions and provides the portfolio management services for five of the six current Gabelli Westwood portfolios. The Gabelli Westwood Mighty MitesSM Fund, launched in May 1998, is advised solely by Gabelli Advisers, Inc., using a team investment approach, without any subadvisers. Westwood Management owns 100% of the Class A common stock of Gabelli Advisers, Inc. (representing 18.8% of the economic interest), and is not an affiliate of the Company. The Company believes that Gabelli Advisers, Inc. will serve as a platform for future growth and diversification of the Company's product line.

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

      The following table lists the Mutual Funds, together with the December 31, 2001 Morningstar overall rating, where rated (ratings are not available for the money-market mutual funds and other mutual funds, which collectively represent 17% of the assets under management in the Mutual Funds), the portfolio manager(s) and associate portfolio managers(s) for such mutual fund, and provides a description of the primary investment objective, fund characteristics, fees, the date that the mutual fund was initially offered to investors and the assets under management in the Mutual Funds as of December 31, 2001.



        Fund                                                                                                        Net Assets as of
(Morningstar Overall                                                          Advisory      12b-1       Initial        December 31,
     Rating)(1)          Primary Investment               Fund                  Fees        Fees         Offer            2001
                              Objective                 Characteristics          (%)         (%)          Date       ($ in millions)


GABELLI OPEN-END FUNDS:

VALUE:

The Gabelli Asset       Growth of capital as            Class AAA:              1.00         .25        03/03/86     $ 1,909.1
Fund                    a primary investment            No-load,
*****                   objective, with                 Open-end,
                        current income as a             Diversified
                        secondary investment
                        objective. Invests in
                        equity securities of
                        companies selling at
                        a significant
                        discount to their
                        private market value.

The Gabelli Blue Chip   Capital appreciation             Class AAA:             1.00         .25        08/26/99     $    42.4
Value Fund              through investments              No-load,
(Not rated)             in equity securities             Open-end,
                        of established companies,        Diversified
                        which are temporarily out
                        of favor and which have
                        market capitalizations
                        in excess of $5 billion.

Gabelli Westwood        Capital appreciation            Class AAA:              1.00         .25        01/02/87     $   290.6
Equity Fund             through a diversified           No-load,
****                    portfolio of equity             Open-end,
                        securities using bottom-up      Diversified
                        fundamental research            Multi-class shares (2)
                        with a focus on
                        identifying well-seasoned
                        companies.

Gabelli Capital Asset   Capital appreciation            No-load,                 .75         n/a        05/01/95     $   192.6
Fund                    from equity                     Open-end,
*****                   securities of                   Diversified,
                        companies selling at            Variable Annuity
                        a significant
                        discount to their
                        private market value.

FOCUSED VALUE:

The Gabelli Value       High level of capital           Class A:                1.00         .25        09/29/89     $ 1,275.7
Fund                    appreciation from               Load,
*****                   undervalued equity              Open-end
                        securities that are             Non-diversified
                        held in a concentrated          Multi-class shares (2)
                        portfolio.

SMALL CAP VALUE:

The Gabelli Small Cap   High level of capital           Class AAA:              1.00         .25        10/22/91     $   437.2
Growth Fund             appreciation from               No-load,
****                    equity securities of            Open-end,
                        smaller companies               Diversified
                        with market
                        capitalization of
                        $1 billion or less.






         Fund                                                                                                       Net Assets as of
(Morningstar Overall                                                          Advisory      12b-1       Initial         December 31,
     Rating)(1)          Primary Investment               Fund                  Fees        Fees         Offer            2001
                             Objective                Characteristics           (%)         (%)          Date       ($ in millions)

GROWTH:
The Gabelli Growth      Capital appreciation            Class AAA:              1.00         .25        04/10/87     $ 2,949.2
Fund                    from companies that             No-load,
***                     have favorable, yet             Open-end,
                        undervalued,                    Diversified
                        prospects for
                        earnings growth.
                        invests in equity
                        securities of companies
                        that have above-average
                        or expanding market
                        shares and profit margins.

Gabelli International   Capital appreciation            Class AAA:              1.00         .25        06/30/95     $    47.1
Growth Fund             by investing                    No-load,
****                    primarily in equity             Open-end,
                        securities of foreign           Diversified
                        companies with rapid            Multi-class shares (2)
                        growth in revenues and
                        earnings.

AGGRESSIVE GROWTH:

The Gabelli Global      High level of                   Class AAA:              1.00         .25        02/07/94     $   178.9
                        capital
Growth Fund             appreciation through            No load,
***                     investment in a                 Open-end,
                        portfolio of equity             Non-diversified
                        securities focused on           Multi-class shares (2)
                        companies involved
                        in the global marketplace.

MICRO-CAP:

Gabelli Westwood        Long-term capital               Class AAA:,             1.00         .25        05/11/98     $    20.1
Mighty MitesSM  Fund    appreciation by                 No-load,
*****                   investing primarily             Open-end,
                        in equity securities            Diversified
                        with market                     Multi-class shares (2)
                        capitalization of
                        $300 million or less.

EQUITY INCOME:

The Gabelli Equity      High level of total             Class AAA:              1.00         .25        01/02/92     $   151.4
Income Fund             return with an                  No-load,
****                    emphasis on income              Open-end,
                        producing equities              Diversified
                        with yields greater
                        than the S&P 500
                        average.

Gabelli Westwood        Both capital                    Class AAA:               .75         .25        10/01/91     $   169.4
Balanced Fund           appreciation and                No-load,
****                    current income using            Open-end,
                        portfolios containing           Diversified
                        stocks, bonds, and              Multi-class shares (2)
                        cash as appropriate in
                        light of current economic
                        and business conditions.

Gabelli Westwood        Long-term capital               Class AAA:              1.00         .25        09/30/97     $     3.6
Realty Fund             appreciation as well            No-load,
****                    as current income,              Open-end,
                        investing in equity             Diversified
                        securities that are             Multi-class shares (2)
                        primarily engaged in
                        or related to the
                        real estate industry.






         Fund                                                                                                       Net Assets as of
(Morningstar Overall                                                          Advisory      12b-1       Initial      December 31,
     Rating)(1)          Primary Investment                  Fund              Fees         Fees         Offer         2001
                             Objective                 Characteristics          (%)         (%)          Date       ($ in millions)

SPECIALTY EQUITY:
The Gabelli Global      High level of total             Class AAA:              1.00         .25        02/03/94     $     8.3
Convertible             return through a                No-load,
Securities Fund         combination of                  Open-end,
**                      current income and              Non-diversified
                        capital appreciation            Multi-class shares (2)
                        through investment in
                        convertible
                        securities of U.S.
                        and non-U.S. issuers.

The Gabelli Global      High level of capital           Class AAA:              1.00         .25        05/11/98     $    18.6
Opportunity Fund        appreciation through            No-load,
****                    worldwide investments           Open-end,
                        in equity securities.           Non-diversified
                                                        Multi-class shares (2)

SECTOR:

The Gabelli Global      High level of capital           Class AAA:              1.00         .25        11/01/93     $   235.4
Telecommunications      appreciation through            No-load,
Fund                    worldwide investments           Open-end,
****                    in equity securities,           Non-diversified
                        including the U.S.,             Multi-class shares (2)
                        primarily in the
                        telecommunications
                        industry.

Gabelli Gold            Seeks capital                   Class AAA:              1.00         .25        07/11/94     $    15.5
Fund                    appreciation and                No-load,
**                      employs a value                 Open-end,
                        approach to investing           Diversified
                        primarily in equity
                        securities of gold-
                        related companies
                        worldwide.

The Gabelli Utilities   High level of total return      Class AAA:              1.00         .25        08/31/99     $     9.7
                        through a combination           No-load,
Fund                    of capital appreciation         Open-end,
(Not rated)             and current income from         Diversified
                        investments in
                        utility companies.

MERGER AND ARBITRAGE:

The Gabelli ABC Fund    Total returns from              No-load,                1.00         .25        05/14/93     $   158.4
****                    equity and debt                 Open-end,
                        securities that are             Non-diversified
                        attractive to investors
                        in various market conditions
                        without excessive risk of
                        capital loss.

CONTRARIAN:

The Gabelli Mathers     Long-term capital appreciation  Class AAA:              1.00         .25        8/19/65      $    97.9
Fund                    in various market conditions    No-load,
**                      without excess risk of capital  Open-end,
                        loss.
                                                        Non-diversified

The Comstock            Capital appreciation and        Class A                 1.00         .25        10/10/85     $    52.4
Capital Value Fund      current income through          Load,
*                       investment in a                 Open-end,
                        highly diversified portfolio    Diversified
                        of  securities.                 Multi-class shares (2)






        Fund                                                                                                        Net Assets as of
(Morningstar Overall                                                         Advisory      12b-1        Initial       December 31,
     Rating)(1)          Primary Investment                  Fund              Fees        Fees          Offer          2001
                             Objective                 Characteristics          (%)         (%)          Date       ($ in millions)
The Comstock            Capital appreciation and        Class A                  .85         .25        05/5/88      $    43.9
Strategy Fund           current income through          Load,
*                       investment in a portfolio       Open-end,
                        of debt securities.             Non-Diversified
                                                        Multi-class shares (2)

SMALL CAP GROWTH:

Gabelli Westwood        Long-term capital               Class AAA:              1.00         .25        04/15/97     $    26.7
SmallCap                appreciation,                   No-load,
Equity Fund             investing at least              Open-end,
***                     65% of its assets in            Diversified
                        equity securities of            Multi-class shares (2)
                        companies with market
                        capitalizations of $1
                        billion or less.

FIXED INCOME:

Gabelli Westwood        Total return and                Class AAA:               .60         .25        04/06/93     $     8.6
Intermediate Bond       current income, while           No-load,
Fund                    limiting risk to                Open-end,
***                     principal. Pursues              Diversified
                        higher yields than              Multi-class shares (2)
                        shorter maturity funds,
                        and has more price
                        stability than generally
                        higher yielding
                        long-term funds.

CASH MANAGEMENT-MONEY
 MARKET:

Gabelli U.S. Treasury   High current income             Money Market,            .30         n/a        10/01/92     $   899.4
Money Market Fund       with preservation of            Open-end,
(Not rated)             principal and                   Diversified
                        liquidity, while
                        striving to keep
                        expenses among the
                        lowest of all U.S.
                        Treasury money market
                        funds.

The Treasurer's Fund,   Current income with             No-load,                 .30         n/a        01/01/88     $   527.2
Inc.-- Domestic         preservation of                 Open-end,
Prime Money Market      principal and                   Diversified
Portfolio               liquidity through               Dual class
(Not rated)             investment in U.S.
                        Treasury securities
                        and corporate bonds.

The Treasurer's         Current income with             No-load,                 .30         n/a        12/18/87     $   269.2
Fund, Inc.-- Tax        preservation of                 Open-end,
Exempt Money Market     principal and                   Non-diversified
Portfolio               liquidity through               Dual class
(Not rated)             investment in U.S.
                        municipal bond
                        securities.

The Treasurer's         Current income with             No-load,                 .30         n/a        07/25/90     $    84.9
Fund, Inc.-- U.S.       preservation of                 Open-end,
Treasury Money Market   principal and                   Diversified
Portfolio               liquidity through               Dual class
(Not rated)             investment in U.S.
                        Treasury securities.


        Fund                                                                                                        Net Assets as of
(Morningstar Overall                                                         Advisory       12b-1       Initial       December 31,
     Rating)(1)          Primary Investment                  Fund             Fees          Fees         Offer            2001
                            Objective                 Characteristics          (%)           (%)         Date       ($ in millions)

GABELLI CLOSED-END
 FUNDS:
The Gabelli Global      Long-term capital               Closed-end,             1.00         n/a        11/15/94     $   181.6
Multimedia Trust        appreciation from               Non-diversified
Inc. (3)                equity investments in           NYSE Symbol: GGT
****                    global telecommunications,
                        media, publishing and
                        Entertainment holdings.

The Gabelli Equity      Long-term growth of             Closed-end,             1.00         n/a        08/14/86     $ 1,457.5
Trust Inc.              capital by investing            Non-diversified
***                     in equity securities.           NYSE Symbol: GAB


The Gabelli             High total return               Closed-end,             1.00         n/a        07/03/89     $   109.3
Convertible             from investing                  Diversified
Securities Fund,        primarily in                    NYSE Symbol: GCV
Inc. (4)                convertible
****                    instruments.

The Gabelli             High total return from          Closed-end,             1.00         n/a        07/09/99     $    82.2
Utility Trust (5)       investments primarily in        Non-Diversified
(not rated)             securities of companies         NYSE Symbol: GUT
                        involved in gas, electricity
                        and water industries.

----------


(1) For each fund with at least a three-year history, Morningstar calculates a Morningstar RatingTM metric each month by subtracting the return on a 90 day U.S. Treasury Bill from the Fund's load-adjusted return for the same period, and then adjusting this excess return for risk. The top 10% of the funds in an investment category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. The Overall Morningstar Rating for a fund is derived from a weighted average of the performance figures associated with its three, five, and ten-year (if applicable) Morningstar Rating metrics. Morningstar Ratings are shown for the respective class shown; other classes may have different performance characteristics. There were 4,823 U.S. domiciled equity funds rated for three years, 3,165 funds for five years and 898 funds for ten years. There were 1,351 international equity funds rated for three years, 899 funds for five years and 166 funds for ten years. There were 1,861 bond funds rated for three years, 1,407 funds for five years and 449 funds for ten years. (a) 2002 Morningstar, Inc. All Rights reserved. This information is (1) proprietary to Morningstar and/or its content providers (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Past performance is no guarantee of future results.

(2) These funds have the multi-classes of shares available. Multi-class shares include Class A shares with a front-end sales charge; Class B shares are subject to a back-end contingent deferred sales charge and Class C shares are subject to a 1% back-end contingent deferred sales charge. Comstock Strategy Fund Class R shares, which are no-load, are available only for retirement and certain institutional accounts and the Class O shares which are no longer offered to the public.

(3) The Gabelli Multimedia Trust was formed in 1994 through a spin-off of assets previously held in the Gabelli Equity Trust.

(4) The Gabelli Convertible Securities Fund was originally formed in 1989 as an open end investment company and was converted to a closed end investment company in March 1995.

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

     The Company's marketing efforts for the Mutual Funds are currently focused on increasing the distribution and sales of its existing funds as well as creating new products for sale through its distribution channels. The Company believes that its marketing efforts for the Mutual Funds will continue to generate additional revenues from investment advisory fees. The Company has traditionally distributed most of its open-end Mutual Funds by using a variety of direct response marketing techniques, including telemarketing and advertising, and as a result the Company maintains direct relationships with a high percentage of its no-load open-end Mutual Fund customers. Beginning in late 1995, the Company expanded its product distribution by offering additional open-end Mutual Funds through Third-Party Distribution Programs, including NTF Programs. In 1998 and 1999, the Company further expanded these efforts to include substantially all of its open-end Mutual Funds in eighty eight Third-Party Distribution Programs. More than 40% of the assets under management in the open-end Mutual Funds are still attributable to the Company's direct response marketing efforts. Third-Party Distribution Programs, particularly NTF Programs, have become an increasingly important source of asset growth for the Company. Of the $8.3 billion of assets under management in the open-end equity Mutual Funds as of December 31, 2001, approximately 29% were generated from NTF Programs. During 2000, the Company completed development of additional classes of shares for several of its mutual funds for sale through national brokerage and investment houses and other third-party distribution channels on a commission basis. The multi-class shares are available in the global series of Gabelli mutual funds, the Gabelli Value Fund, The Comstock Funds and the Gabelli Westwood funds. The use of multi-class share products will expand the distribution of all Gabelli Fund products into the advised sector of the mutual fund investment community. In 2001, approximately 17% of all U.S. equity mutual fund inflows came through this sector. The multi-class shares include Class A shares with a front end sales charge; Class B shares are subject to a back end contingent deferred sales charge and Class C shares are subject to a 1% back-end contingent deferred sales charge. The existing class of no-load shares is designated as Class AAA shares and remains available for new and current investors. In general, distribution through Third-Party Distribution Programs have greater variable cost components and lower fixed cost components than distribution through the Company's traditional direct sales methods.

     The Company through its affiliated broker-dealer Gabelli & Company, Inc. also offers its open-end mutual fund products through our internet site, www.gabelli.com, where mutual fund investors can access their personal account information and buy, sell and exchange Fund shares. Fund prospectuses, quarterly reports, fund applications, daily net asset values and performance charts are all available. Our "Meet the Managers" program provides a regular forum to chat with our portfolio manages on a wide variety of investment issues. A feature unique to Gabelli is the "Online Real Time Chat Support" which provides clients with access to a "live" client representative to assist with investment or account questions. As part of our efforts to educate investors, we introduced Gabelli University with its initial publications "Deals, Deals... and More Deals" and "Global Convertible Investing: The Gabelli Way." Our website continues to be an active, informative and valuable resource which we believe will become an increasingly important feature of our client service efforts in the ensuing years.

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

     The Company provides the Mutual Funds with administrative services pursuant to management contracts. Most of these administrative services are provided through subcontracts with unaffiliated third parties. Such services include, without limitation, supervision of the calculation of net asset value, preparation of financial reports for shareholders of the Mutual Funds, internal accounting, tax accounting and reporting, regulatory filings, and other services. Transfer agency and custodial services are provided directly to the Mutual Funds by unaffiliated third parties.

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

Separate Accounts

     Since 1977, the Company has provided investment management services through its subsidiary GAMCO Investors, Inc. ("GAMCO") to a broad spectrum of institutional and high net worth investors. As of December 31, 2001, the Company had approximately 1,700 Separate Accounts with an aggregate of approximately $12.2 billion of assets, which represent approximately 50% of the total assets under management of the Company. The ten largest Separate Accounts comprise approximately 18% of the Company's total assets under management and 7% of the Company's total revenues as of and for the period ended December 31, 2001. The Separate Accounts are invested in U.S. and international equity securities, U.S. fixed-income securities and convertible securities. At December 31, 2001, high net worth accounts (accounts of individuals and related parties in general having a minimum account balance of $1 million) comprised approximately 78% of the number of Separate Accounts and approximately 23% of the assets, with institutional investors accounting for the balance.

     Each Separate Account portfolio is managed to meet the specific needs and objectives of the particular client by utilizing investment strategies and techniques within the Company's areas of expertise. Members of the sales and marketing staff for the Separate Accounts business have an average of approximately 10 years of experience with the Company and focus on developing and maintaining long-term relationships with their Separate Account clients in order to be able to understand and meet their individual clients' needs. Investment advisory agreements with the Separate Accounts are typically subject to termination by the client without penalty on 30 days' notice or less.

     The Company's Separate Accounts business is marketed primarily through the direct efforts of its in-house sales force. At December 31, 2001, over 93% of the Company's assets in Separate Accounts (excluding subadvisory assets) were obtained through direct sales relationships. Sales efforts are conducted on a regional and product specialist basis. Clients are generally serviced by a team of individuals, the core of which remain assigned to a specific client from the onset of the client relationship. The Company's sales force maintains direct relationships with corporate pension and profit sharing plans, foundations, endowment funds, jointly trusteed plans, municipalities and high net worth individuals that comprise the Company's Separate Accounts business. Subadvisory relationships are a growing source of assets under management and totaled $2.7 billion at December 31, 2001. The Company acts as a subadvisor on certain funds for several large and well known fund managers including American Skandia, Aegon/Transamerica, MainStay funds, Enterprise funds and, beginning in 2002, American Express.

Partnerships

     The Company offers alternative investment products principally through its majority-owned subsidiary, GSI. The alternative investment products consist primarily of partnerships, offshore investment companies and separate accounts. The alternative investment products principally utilize merger arbitrage and regional event-driven strategies. The Company managed $573 million of alternative assets at December 31, 2001. Within its merger arbitrage strategy, the Company managed approximately $449 million of assets through Gabelli Associates Fund, Gabelli Associates Limited and certain separate accounts as of December 31, 2001. In regional event-driven strategies, the Company manages assets through Gabelli Global Partners and Gabelli European Partners, which focus on global and European equities, respectively. In addition, several separate accounts are managed in accordance with these regional event-driven products. At December 31, 2001, assets managed in regional event-driven products totaled $101 million. Merchant banking activities are carried out through ALCE Partners, L.P. and Gabelli Multimedia Partners, L.P., both of which are closed to new investors. The Company's alternative investment products are marketed primarily by its direct sales force to high-net-worth individuals and institutions and through wholesale relationships. The Company intends to expand product offerings, both domestic and international, and the geographic composition of its customer base in alternative investment products and expects that the assets invested in these products will provide a growing source of revenues in the future.

Brokerage and Mutual Fund Distribution

     The Company offers underwriting, execution and trading services through its majority owned subsidiary, Gabelli & Company. Gabelli & Company is a broker-dealer registered under the Securities Exchange Act of 1934 and a member of the NASD. Gabelli & Company's revenues are derived primarily from distribution of the Mutual Funds, brokerage commissions on transactions in equity securities for the Mutual Funds, Separate Accounts and other customers, and from underwriting fees, selling concessions and market-making activities.

     The Company distributes the open-end Mutual Funds pursuant to distribution agreements with each open-end Mutual Fund. Under each distribution agreement with an open-end Mutual Fund, the Company offers and sells such open-end Mutual Fund's shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of Third-Party Distribution Programs, financial intermediaries and sales personnel of the Company. The Company receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 ("12b-1") of the Investment Company Act. Distribution fees from the open-end Mutual Funds amounted to $16.2 million, $22.9 million and $21.4 million for the years ended December 31, 1999, 2000 and 2001, respectively. The Company is the principal underwriter for several funds distributed with a sales charge, including shares of The Gabelli Value Fund, The Comstock Funds, the Gabelli Westwood Funds and the multi-class series of shares which were added to the global and international series of the Gabelli mutual funds.

     Under the distribution plans, the open-end no load (Class AAA shares) Mutual Funds (except the Treasurer's Funds, the Gabelli U.S. Treasury Money Market Fund and the Gabelli Capital Asset Fund) and the Class A shares of various funds pay the Company a distribution fee of .25% per year (except the Class A shares of the Gabelli Westwood Funds which pay .50% per year) on the average daily net assets of the fund. Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%. The Company's distribution agreements with the Mutual Funds may continue in effect from year to year only if specifically approved at least annually by (i) the Mutual Fund's board of directors or trustees or (ii) the Mutual Fund's shareholders and, in either case, the vote of a majority of the Mutual Fund's directors or trustees who are not parties to the agreement or "interested persons" of any such party, within the meaning of the Investment Company Act. Each Mutual Fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days' written notice by (i) a vote of the majority of its directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Mutual Fund. Each distribution agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act. The Company may terminate a distribution agreement without penalty upon 60 days' written notice.

Underwriting Activities

     Gabelli & Company is involved in external syndicated underwriting activities. In 1999, 2000 and 2001 Gabelli & Company participated in 35, 16 and 7 syndicated underwritings of public equity and debt offerings managed by major investment banks with commitments of $64.2 million, $42.4 million and $33.7 million, respectively.

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

     The market for providing investment management services to institutional and high net worth Separate Accounts is also highly competitive. Approximately 39% of the Company's investment management fee revenues for the year ended December 31, 2001 were derived from its Separate Accounts. Selection of investment advisers by U.S. institutional investors is often subject to a screening process and to favorable recommendation by investment industry consultants. Many of these investors require their investment advisers to have a successful and sustained performance record, often five years or longer, and also focus on one and three year performance records. The Company has significantly increased its assets under management on behalf of U.S. institutional investors since its entry into the institutional asset management business in 1977. At the current time, the Company believes that its investment performance record would be attractive to potential new institutional and high net worth clients and the Company has determined to devote additional resources to the institutional and high net worth investor markets. However, no assurance can be given that the Company's efforts to obtain new business will be successful.

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

     In their capacity as broker-dealers, Gabelli & Company, Gabelli Fixed Income Distributors, Inc. and Gabelli Direct, Inc. are required to maintain certain minimum net capital and cash reserves for the benefit of its customers. Gabelli & Company and Gabelli Fixed Income Distributors, Inc. net capital, as defined, has consistently met or exceeded all minimum requirements. Gabelli Direct, Inc. which was acquired on December 22, 2000 has consistently met or exceeded all minimum requirements. Under the rules and regulations of the Commission promulgated pursuant to the federal securities laws, the Company is subject to periodic examination by the Commission and the NASD. Gabelli & Company, Gabelli Fixed Income Distributors, Inc. and Gabelli Direct, Inc. are also subject to periodic examination by the NASD.

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

     Investments by the Company on behalf of its clients often represent a significant equity ownership position in an issuer's class of stock. As of December 31, 2001, the Company had five percent or more beneficial ownership with respect to 121 equity securities. This activity raises frequent regulatory and legal issues regarding the Company's aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers' shareholder rights plans or "poison pills," state gaming laws and regulations, federal communications laws and regulations, public utility holding company laws and regulations, federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions. The failure of the Company to comply with these requirements could have a material adverse effect on the Company.

     The Company and certain of its affiliates are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. In particular, the Company is subject to requirements in numerous jurisdictions regarding reporting of beneficial ownership positions in securities issued by companies whose securities are publicly traded in those countries. In addition, GAMCO is registered as an international adviser, investment counsel and portfolio manager with the Ontario Securities Commission in Canada in order to market its services to prospective clients which reside in Ontario. Gabelli Associates Limited is organized under the laws of the British Virgin Islands and Gabelli International Gold Fund Limited is organized under the laws of Bermuda. In connection with the Company's opening of an office in London and its plans to market certain products in Europe the Company is required to comply with the laws of the United Kingdom and other European countries regarding these activities. In 2001 the Company applied for and received admission to the Investment Management Regulatory Organization ("IMRO") the then regulatory agency of the United Kingdom. Subsequent to December 1, 2001 the regulatory authority of IMRO was transferred to the Financial Services Authority.

Staff

     At March 1, 2002, the Company had a full-time staff of approximately 169 individuals, of whom 70 served in the portfolio management, research and trading areas, 60 served in the marketing and shareholder servicing areas and 39 served in the administrative area. As part of its staff, the Company employs eleven portfolio managers for the Mutual Funds, Separate Accounts and Partnerships. Additionally, Westwood Management employs five portfolio managers who advise five of the six portfolios of the Gabelli Westwood family of funds.

Item 2:  Properties

As of December 31, 2001, the principal properties leased by the Company for use in its business were as follows:

Location                           Lease Expiration              Square Footage
--------                         ------------------            ----------------
401 Theodore Fremd Avenue             April 30, 2013                60,055
Rye, NY 10580

165 West Liberty Street               month-to-month                 1,599
Reno, NV 89501

Plaza Center, Suite 503 & 504           May 31, 2004
249 Royal Palm Way                                                   2,784
Palm Beach, FL  33480

100 Corporate North                 January 31, 2006                 1,052
Suite 201
Bannockburn, IL  60015

283 Greenwich Avenue                  April 14, 2003                 4,066
Greenwich, CT 06830

140 Greenwich Avenue                   July 31, 2003                 3,271
Greenwich, CT  06830

5 Prince's Gate                     January 20, 2005                 1,700
London, SW7
United Kingdom

      All of these properties are used by the Company as office space. The building and property at 401 Theodore Fremd Avenue was leased in December 1997 (prior to the IPO) from an entity controlled by members of Mr. Gabelli's family, and approximately 9,000 square feet are currently subleased to other tenants. The Company receives rental payments under the sublease agreements which totaled approximately $384,000 in 2001 and were used to offset operating expenses incurred for the property. As the Company moves its offices into this facility the number of tenants under sublease agreements will be reduced and the rental payments under sublease agreements is expected to decrease to approximately $225,000 in 2002. The lease provides that all operating expenses related to the property are to be paid by the Company. During the fourth quarter of 2001 the Company relocated substantially all of its operations including its principal executive offices to these premises.

Item 3:  Legal Proceedings

      From time to time, the Company is a defendant in various lawsuits incidental to its business. The Company does not believe that the outcome of any current litigation will have a material effect on the financial condition of the Company.

Item 4:  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2001.

                                     PART II

Item 5: Market for the Registrant's Common Equity and Related Stockholder
 Matters

      The Company's shares of Class A common stock have been traded on the New York Stock Exchange (NYSE) under the symbol GBL since its initial public offering on February 11, 1999. Prior to that there was no public market for our common stock.

      As of March 1, 2002 there were 106 Class A common stockholders of record and 3 Class B common stockholders of record (GGCP and two wholly-owned subsidiaries). These figures do not include stockholders with shares held under beneficial ownership in nominee name which are estimated to be in excess of 4,000.

      The following table sets forth the high and low prices of the Company's Class A common stock for each quarter of 2001 as reported by the New York Stock Exchange.


                             Quarter Ended                High          Low
                             -------------                ----          ---

                             March 31, 2001               $ 36.46       $ 27.75
                             June 30, 2001                $ 43.65       $ 30.80
                             September 30, 2001           $ 48.90       $ 31.23
                             December 31, 2001            $ 44.95       $ 35.55

                             March 31, 2000               $17.88        $15.38
                             June 30, 2000                $25.13        $16.88
                             September 30, 2000           $31.25        $22.25
                             December 31, 2000            $36.00        $25.82


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

                                                                                   Year Ended December 31,
                                                                            (In thousands, except per share data)
                                                                 1997           1998           1999          2000          2001
                                                             ------------   ------------   ------------  ------------  --------
         Income Statement Data
         Revenues:
           Investment advisory and
             incentive fees..........................         $   89,684   $   116,358     $   147,414   $   190,200   $   186,124

           Commission revenue........................              7,496         8,673          11,856        16,805        15,939

           Distribution fees and other income........              8,096        13,156          16,992        26,913        22,351
                                                              ----------    ----------      ----------    ----------    ----------

             Total revenues..........................            105,276       138,187         176,262       233,918       224,414
                                                              ----------    ----------      ----------    ----------    ----------

         Expenses:
           Compensation costs........................             45,260        56,046          71,860        97,055        85,754

           Management fee............................             10,580        12,246          10,153        11,296        11,325

           Other operating expenses..................             18,690        24,883          28,917        36,653        33,887

           Non-recurring charge...........                            -              -          50,725             -             -
                                                              ----------    ----------        --------    ----------    ----------

             Total expenses..........................             74,530        93,175         161,655       145,004       130,966
                                                              ----------    ----------        --------    ----------    ----------

         Operating income............................             30,746        45,012          14,607        88,914        93,448
                                                              ----------    ----------      ----------    ----------    ----------

         Other income, net:
           Net gain (loss) from investments..........              7,888        (1,103)         14,253         6,716         5,187

           Gain on sale of PCS licenses, net.........                  -        17,614               -             -             -

           Interest and dividend income..............              4,634         5,117           6,850         9,745         9,461

           Interest expense..........................             (1,876)       (2,212)         (3,438)       (3,714)       (6,174)

           Other.....................................               (109)            -               -             -             -
                                                              ----------    ----------      ----------    ----------    ----------

             Total other income, net.................             10,537        19,416          17,665        12,747         8,474
                                                              ----------    ----------      ----------    ----------    ----------

         Income before income taxes
           and minority interest.....................             41,283        64,428          32,272       101,661       101,922

           Income taxes..............................              3,077         5,451          10,467        40,257        39,342

           Minority interest.........................              1,529         1,710           3,270         3,409         1,482
                                                              ----------    ----------      ----------    ----------    ----------

         Net income..................................           $ 36,677    $   57,267      $   18,535    $   57,995    $   61,098
                                                              ==========    ==========      ==========    ==========    ==========


         Net income per share:
                                                                                            $     0.64    $     1.96    $     2.06
                                                                                            ==========    ==========    ==========
         Basic....................................
                                                                                            $     0.64    $     1.94    $     2.03
                                                                                            ==========    ==========    ==========
         Diluted..................................

         Weighted average shares outstanding:
                                                                                               29,117        29,575        29,666
                                                                                            =========     =========     =========
         Basic....................................
                                                                                               29,117        29,914        30,783
                                                                                            =========     =========     =========
         Diluted..................................




                                                                                           December 31,
                                                                 1997           1998          1999           2000          2001
                                                             -----------    -----------   -----------    -----------   --------
                                                                         (In thousands, except assets under management)
         Balance Sheet Data
           Total assets.................................      $  232,736     $  254,675    $  243,062     $  317,804    $  486,394

           Total liabilities and
              minority interest.........................          69,117         59,775        95,486        115,607       211,097
                                                              ----------     ----------    ----------     ----------    ----------

           Total stockholders' equity...................      $  163,619     $  194,900    $  147,576     $  202,197    $  275,297
                                                              ==========     ==========    ==========     ==========    ==========


         Assets Under Management (unaudited)
         (at period end, in millions):
               Mutual Funds.............................     $     6,146     $    8,197    $   11,640     $   12,113    $   11,955

               Separate Accounts........................           7,013          7,957        10,064         11,001        12,233

               Partnerships.............................             138            146           230            437           573
                                                              ----------     ----------    ----------     ----------    ----------

                   Total (a)............................      $   13,297     $   16,300    $   21,934     $   23,551    $   24,761
                                                              ==========     ==========    ==========     ==========    ==========







                                                                                                    Year Ended December 31, 1999
                                                                                               (In thousands, except per share data)
         Unaudited Pro Forma Income Statement Data

           Revenues:
              Investment advisory and incentive fees...................................................         $  147,414
              Commission revenue.......................................................................             11,856
              Distribution fees and other income.......................................................             16,992
                                                                                                                ----------
                  Total revenues.......................................................................            176,262
                                                                                                                ----------
           Expenses:
              Compensation costs.......................................................................             71,860
              Management fee...........................................................................              9,057
              Other operating expenses.................................................................             28,894
              Non-recurring charge.....................................................................             50,725
                                                                                                                ----------
                  Total expenses.......................................................................            160,536
                                                                                                                ---------

              Operating income.........................................................................             15,726
                                                                                                                ----------
           Other income:
              Net gain from investments................................................................             12,350
              Interest and dividend income.............................................................              6,374
              Interest expense.........................................................................             (3,653)
                                                                                                                ----------
                  Total other income, net..............................................................             15,071
                                                                                                                ----------
           Income before income taxes and minority interest                                                         30,797
              Income taxes.............................................................................             12,728
              Minority interest........................................................................              3,270
                                                                                                                ----------
           Net income..................................................................................         $   14,799 (b)
                                                                                                                ==========

           Net income per share:
              Basic and diluted........................................................................         $     0.50 (b)
                                                                                                                ===========

           Weighted average shares outstanding:
              Basic and diluted........................................................................             29,890
                                                                                                                ==========


     The foregoing unaudited pro forma income statement data gives effect to (i) the Reorganization, including the gain from investments, the reduction in interest and dividend income, the lower management fee and the increase in interest expense as if the Employment Agreement (see Note I to the Consolidated Financial Statements) had been in effect for the full year ended December 31, 1999 and (ii) the additional income taxes which would have been recorded if GFI had been a "C" corporation instead of an "S" corporation based on tax laws in effect. The unaudited pro forma data does not give effect to the use of proceeds received from the Offering for the period prior to the Offering.

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

--------------------------------------------------------------------------------
(a) Effective April 14, 1997, Gabelli Fixed Income L.L.C. was restructured such that the Company's ownership increased from 50% to 80.1%, thereby causing Gabelli Fixed Income L.L.C. to become a consolidated subsidiary of the Company. Accordingly, for periods after April 14, 1997, the assets managed by Gabelli Fixed Income L.L.C. are included in the Company's assets under management.

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

Overview

     The Company's revenues are largely based on the level of assets under management in its businesses as well as the level of fees associated with its various investment products. Growth in revenues generally depends on good investment performance, which increases assets under management by increasing the value of existing assets under management, contributing to higher investment and lower redemption rates and facilitating the ability to attract additional investors while maintaining current fee levels. Growth in assets under management is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service. Historically, the Company depended primarily on direct distribution of its products and services, but since 1995 has increasingly participated in Third-Party Distribution Programs, particularly NTF Programs. A majority of the Company's cash inflows to mutual fund products have come through these channels since 1998. Fluctuations in financial markets also have a substantial effect on assets under management and results of operations, although the Company's extensive use of variable compensation programs tends to moderate the effects of fluctuations in revenues. The Company's largest source of revenues is investment advisory fees, which are based on the amount of assets under management in its Mutual Funds and Separate Accounts. Advisory fees from the Mutual Funds are computed daily or weekly, while advisory fees from the Separate Accounts are generally computed quarterly based on account values as of the end of the preceding quarter. These revenues vary depending upon the level of sales compared with redemptions, financial market conditions and the fee structure for assets under management. Revenues derived from the equity oriented portfolios generally have higher management fee rates than fixed income portfolios.

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

     As a result of the Offering, the Company became taxable as a "C" corporation for Federal and state income tax purposes and paid taxes at an effective rate considerably higher than when Gabelli Asset Management Inc. and certain of its subsidiaries were treated as Subchapter "S" corporations.

     Minority interest represents the share of net income attributable to the minority stockholders, as reported on a separate company basis, of the Company's consolidated majority-owned subsidiaries.

Operating Results for the Year Ended December 31, 2001 as Compared to the Year
 Ended December 31, 2000

     Total revenues for the year ended December 31, 2001 were $224.4 million versus $233.9 million for the year ended December 31, 2000. Assets under management ended the year at $24.8 billion, a 5% increase over prior year end assets under management of $23.6 billion. The growth in assets under management of $1.2 billion in 2001 was driven by net new cash flows of $2.7 billion, which was partially offset by the overall decline in equity market valuations.

     Investment advisory and incentive fees, which comprised 83% of total revenues in 2001, were $186.1 million, $4.1 million or 2% below the comparable 2000 revenues of $190.2 million. The increase in advisory fees for our institutional and high net worth Separate Accounts and Alternative Investment accounts were more than offset by lower Mutual Fund revenues and incentive performance fees from Alternative Investment products. Revenues from institutional and high net worth Separate Accounts rose 10% or $6.4 million as assets under management in these accounts grew 11% to $12.2 billion in 2001 versus $11.0 billion in 2000. Net cash flows into Separate Accounts for 2001 were $1.4 billion. Although Mutual Fund assets under management remained virtually unchanged, at $12.0 billion at December 31, 2001 versus $12.1 billion at December 31, 2000, revenues declined $7.4 million or 7% due to lower average assets under management in our open end equity funds and resulting shift in product mix from higher fee equity products to fixed income products. The average assets under management in the open end equity mutual funds were $8.6 billion in 2001, 7.7% lower than the prior year average of $9.3 billion. Net cash flows into Mutual Funds were $1.2 billion during 2001, including $800 million into equity products. The positive cash flows into equity products in 2001 were offset by a decline of $1.4 billion in equity market valuations which impacted the overall revenue mix. Revenues from Alternative Investment products benefited from a 31% increase in assets under management which increased advisory fees $1.8 million in 2001 over the prior year. The increase in managed assets was primarily the result of net cash inflows for the year as overall market performance in 2001 was flat. Performance fees, as a result, were $4.9 million or 62% lower in 2001 versus the prior year.

     Commission revenues in 2001 were $15.9 million, a decrease of $0.9 million, or 5%, from commission revenues of $16.8 million in 2000. The lower commission revenues result from a decline in agency trading activity for accounts managed by affiliated companies. Commission revenues derived from transactions on behalf of the Mutual Funds and Separate Accounts clients totaled $13.5 million, or approximately 86% of total commission revenues in 2001.

     Distribution fees and other income declined 17% to $22.4 million in 2001 from $26.9 million in 2000. Included in 2000 revenues was a one time $3.1 million investment banking fee. Excluding this fee the year to year decline was 6% or $1.4 million principally the result of lower distribution fees and reflecting the lower average assets under management in open end mutual funds.

     Total expenses were $131.0 million in 2001, a decrease of $14.0 million, or 10%, from total expenses of $145.0 million in 2000. Operating income as a percentage of total revenues rose to 42% in 2001 from 38% in 2000. Compensation costs, which are largely variable in nature and increase or decrease as revenues grow or decline, decreased approximately $11.3 million, or 12%, to $85.8 million in 2001 from $97.1 million in 2000. Management fee expense, which is totally variable and increases or decreases as pre-tax profits grow or decline, was $11.3 million in both 2000 and 2001. Other operating expenses, which include marketing, promotion and distribution costs as well as general operating expenses were $33.9 million in 2001, a decrease of approximately $2.8 million, or 8%, from $36.7 million in 2000. Included in other operating costs are distribution payments to third party intermediaries which totaled $12.3 million in 2001, an increase of $0.2 million, or 2%, from $12.1 million in 2000. Mutual fund administration and distribution expenses and brokerage clearing charges accounted for more than $1.0 million of the decrease in the remaining costs on a year to year basis.

    Net gain from investments, which is derived from the Company's proprietary investment portfolio, was approximately $5.2 million for the year ended December 31, 2001 compared to a net gain of $6.7 million for 2000. Interest and dividend income was $9.5 million in 2001 compared to $9.7 million in 2000. Interest expense rose $2.5 million to $6.2 million in 2001, from $3.7 million in 2000. The increase in interest expense is attributable to the issuance of a $100 million convertible note in August 2001. The note pays interest at a rate of 6.5% per year through August 2002 and 6% thereafter. The note is convertible, at the holder's option, into shares of the Company's Class A Common Stock at $53 per share.

     The effective tax rate for 2001 was 38.6% down from the 2000 effective tax rate of 39.6% primarily from lower applicable state and local income taxes.

     Minority interest expense was $1.5 million in 2001 down 56% from $3.4 million in 2000. The decrease in expense is primarily attributable to the Company's increased ownership in Gabelli Securities, Inc. During 2001 the Company raised its ownership interest to 92% versus 77% at the end of the prior year.

     Shares outstanding on a diluted basis at December 31, 2001 were 30.8 million and included 0.7 million shares from the assumed conversion of the Company's convertible note for the period outstanding from its issuance in August 2001. The full number of shares which may be issued upon conversion of this note and which will be included in the calculation of diluted shares outstanding in 2002 is approximately 1.9 million.

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



     Summary cash flow data is as follows:

                                                                         1999                2000                2001
                                                                         ----                ----                ----
                                                                                       (in thousands)
        Cash flows provided by (used in):
           Operating activities                                    $     (13,454)     $      (1,918)       $     139,573
           Investing activities                                            4,073            (28,093)                (375)
           Financing activities                                           62,191             (3,750)              96,978
                                                                   -------------      --------------       -------------
        Increase (decrease) in cash and cash equivalents                  52,810            (33,761)             236,176
        Cash and cash equivalents at beginning of year                    50,222            103,032               69,271
                                                                   -------------      --------------       -------------
        Cash and cash equivalents at end of year                   $     103,032      $      69,271        $     305,447
                                                                   =============      ==============       =============



     Cash and liquidity requirements have historically been met through operating activities and the Company's borrowing capacity. At December 31, 2001, the Company had cash and cash equivalents of $305.4 million, an increase of $236.2 million from the prior year-end.

     Cash provided by operating activities of $139.6 million in 2001 results primarily from $70.6 million provided by the proceeds from net sales of equity securities and U.S. government obligations which, due to their maturities, are not classified as cash equivalents, as well as cash provided by net income of $61.1 million. Cash used in operating activities of $1.9 million in 2000 results primarily from $64.7 million used for net purchases of equity securities and U.S. government obligations partially offset by cash provided by net income of $58.0 million.

     Cash used in investing activities of $0.4 million in 2001 is primarily due to investments in partnerships and affiliates of $33.6 million, offset by distributions from partnerships of $26.2 million and proceeds from sales of available for sale securities of $8.4 million. Cash used in investing activities of $28.1 million in 2000 is primarily due to investments in partnerships and affiliates of $32.5 million.

     Cash provided by financing activities of $97.0 million in 2001 was largely due to the issuance of a $100 million convertible note to Cascade Investment LLC, partially offset by the purchase of additional treasury stock during the year of $3.1 million. The note pays interest 6.5% during the first year and 6% thereafter. The note is convertible, at the option of the holder, into shares of Class A Common Stock at $53 per share. Further, at the option of the holder, this note can be put back to the Company at par on August 13, 2002 or August 13, 2003. Cash used in financing activities of $3.8 million in 2000 was largely due to the purchase of additional treasury stock during the year.

     The Company has received investment grade ratings from two well respected ratings agencies, Moody's Investors Services and Standard and Poor's Ratings Services. In assigning their investment ratings both agencies noted the Company's strong brand, high operating margins and increasing cash flows in assets under management. The addition of investment grade ratings from two respected agencies is expected to provide greater access to the capital markets and enhance liquidity.

     Gabelli & Company is registered with the Commission as a broker-dealer and is a member of the NASD. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. As of December 31, 2000 and 2001, Gabelli & Company had net capital, as defined, of approximately $16.0 million and $10.4 million, respectively, exceeding the regulatory requirement by approximately $15.8 million and $10.2 million, respectively. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

Market Risk

    The Company is subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. The Company's exposure to market risk is directly related to its role as financial intermediary and advisor for assets under management in its mutual funds, institutional and separate accounts business and its proprietary investment and trading activities. At December 31, 2001, the Company's primary market risk exposure was for changes in equity prices and interest rates. At December 31, 2000 and 2001, the Company had equity investments, including mutual funds largely invested in equity products, of $57.3 million and $52.8 million, respectively. Investments in mutual funds, $32.2 million and $38.9 million at December 31, 2000 and 2001, respectively, generally lower market risk through the diversification of financial instruments within their portfolios. In addition, the Company may alter its investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.

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

Recent Accounting Developments

     In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). SFAS No. 133, as amended, establishes standards for recognizing and fair valuing derivative financial instruments. SFAS No. 133 is required to be adopted for fiscal years beginning after January 1, 2001. The implementation of this statement did not have any significant effect on the Company's reported financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, intangible assets with indefinite lives and goodwill will no longer be required to be amortized. Instead, these assets will be evaluated annually for impairment. The Company will adopt the provisions of SFAS 142 at the beginning of 2002 and does not expect the adoption to have a material impact to the Company's financial position or its results of operations.

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

Item 8:    Financial Statements and Supplementary Data

                GABELLI ASSET MANANAGEMENT INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page


Report of Independent Auditors.......................................       F-2

Consolidated Financial Statements:
Consolidated Statements of Operations
 for the years ended December 31, 1999, 2000 and 2001...............        F-3
Consolidated Statements of Financial Condition
 at December 31, 2000 and 2001......................................        F-4
Consolidated Statements of Stockholders'
 Equity for the years ended December 31, 1999,
 2000 and 2001......................................................        F-5
Consolidated Statements of Cash Flows for the
 years ended December 31, 1999, 2000 and 2001.......................        F-6
Notes to Consolidated Financial Statements..........................        F-7

Supplementary Data:
Unaudited Pro Forma Consolidated Statement
 of Income for the year ended December 31, 1999.....................        F-18

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



                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Gabelli Asset Management Inc. and Subsidiaries

     We have audited the accompanying consolidated statements of financial condition of Gabelli Asset Management Inc. and Subsidiaries as of December 31, 2000 and 2001 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gabelli Asset Management Inc. and Subsidiaries at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.




                                ERNST & YOUNG LLP



New York, New York
March 18, 2002


                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Year ended December 31,
                                                                         ------------------------------------------------
                                                                            1999               2000                2001
                                                                         ----------         ----------          ----------
                                                                                 (In thousands, except per share data)
     Revenues
     Investment advisory and incentive fees.............................  $ 147,414          $ 190,200           $ 186,124

     Commission revenue.................................................     11,856             16,805              15,939

     Distribution fees and other income.................................     16,992             26,913              22,351
                                                                         ----------         ----------          ----------

          Total revenues................................................    176,262            233,918             224,414
                                                                         ----------         ----------          ----------

     Expenses
     Compensation costs.................................................     71,860             97,055              85,754

     Management fee.....................................................     10,153             11,296              11,325

     Other operating expenses...........................................     28,917             36,653              33,887

     Non recurring charge...............................................     50,725                  -                   -
                                                                         ----------         -----------         ----------

          Total expenses................................................    161,655            145,004             130,966
                                                                         ----------         ----------          ----------

     Operating income...................................................     14,607             88,914              93,448
                                                                         ----------         ----------          ----------

     Other Income (Expense)
     Net gain from investments..........................................     14,253              6,716               5,187

     Interest and dividend income.......................................      6,850              9,745               9,461

     Interest expense...................................................    (3,438)            (3,714)             (6,174)
                                                                         ----------         ----------          ----------

          Total other income, net.......................................     17,665             12,747               8,474
                                                                         ----------         ----------          ----------

     Income before income taxes and
       minority interest................................................     32,272            101,661             101,922

     Income taxes.......................................................     10,467             40,257              39,342

     Minority interest..................................................      3,270              3,409               1,482
                                                                         ----------         ----------          ----------

     Net Income.........................................................  $  18,535          $  57,995           $  61,098
                                                                         ==========         ==========          ==========


     Net income per share:
       Basic............................................................  $    0.64          $    1.96           $    2.06
                                                                         ==========         ==========          ==========

       Diluted..........................................................  $    0.64          $    1.94           $    2.03
                                                                         ==========         ==========          ==========


     Weighed average shares outstanding:
       Basic............................................................     29,117             29,575              29,666
                                                                         ==========         ==========          ==========

     Diluted..........................................................       29,117             29,914              30,783
                                                                         ==========         ==========          ==========


     Pro forma data (unaudited):
        Income before income taxes and minority interest
            as reported.................................................  $  32,272

        Pro forma interest expense on $50 million note payable..........       (338)

        Pro forma management fee adjustment from 20%
            to 10% of pre tax profits...................................      1,096

        Pro forma reallocation of expenses to the new
            parent company..............................................         23

        Pro forma effect on income and expenses of
            Distribution of assets and liabilities......................     (2,256)

        Pro forma provision for income taxes............................    (12,728)

        Pro forma minority interest.....................................     (3,270)
                                                                         -----------

        Pro forma net income............................................  $  14,799
                                                                         ===========


        Pro forma net income per share:
            Basic and diluted...........................................  $    0.50
                                                                         ===========


        Pro forma weighted average shares outstanding:
            Basic and diluted...........................................     29,890
                                                                         ===========




                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                                         December 31,
                                                                                                  --------------------------
                                                                                                    2000             2001
                                                                                                  ----------       ----------
                                                                                               (In thousands, except share data)

           ASSETS

           Cash and cash equivalents......................................................        $   69,271       $  305,447
           Investments in securities......................................................           134,520           56,293
           Investment in partnerships and affiliates......................................            56,546           65,838
           Receivable from broker.........................................................             3,853               36
           Investment advisory fees receivable............................................            15,307           14,651
           Notes and other receivables from affiliates....................................            11,584           11,860
           Capital lease..................................................................             2,939            2,693
           Deferred income taxes..........................................................            19,382           18,661
           Intangible assets..............................................................             1,340           4,653
           Other assets...................................................................             3,062            6,262
                                                                                                  ----------       ----------
                Total assets..............................................................        $  317,804       $  486,394
                                                                                                  ==========       ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY

           Note payable...................................................................        $   50,000       $   50,000
           Payable to broker..............................................................                 -            8,554

           Income taxes payable...........................................................             7,468            4,733
           Capital lease obligation.......................................................             3,541            3,492
           Compensation payable...........................................................            25,670           21,183
           Accrued expenses and other liabilities.........................................            11,077           15,524
                                                                                                  ----------       ----------
                Total liabilities.........................................................            97,756          103,486
                                                                                                  ----------       ----------


           Convertible note...............................................................                 -          100,000


           Minority interest..............................................................            17,851            7,611

           Stockholders' equity:
             Class A Common Stock, $.001 par value; 100,000,000 shares
               authorized; 6,000,000 and 6,550,000 shares issued
               respectively...............................................................                 6                7

             Class B Common Stock, $.001 par value; 100,000,000 shares
               authorized; 24,000,000 and 23,450,000 shares issued and
               outstanding, respectively..................................................                24               23
             Additional paid-in capital...................................................           117,046          126,001
             Retained earnings............................................................            93,151          154,249
             Accumulated comprehensive loss...............................................                 -             (168)
             Treasury stock, at cost (480,700 and 172,096 shares, respectively)                       (8,030)          (4,815)
                                                                                                  ----------       ----------
                Total stockholders' equity................................................           202,197          275,297
                                                                                                  ----------       ----------

                Total liabilities and stockholders' equity................................        $  317,804       $  486,394
                                                                                                  ==========       ==========



                             See accompanying notes.



                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1999, 2000 and 2001
                             (Dollars in thousands)

                                                                                 Accumulated
                                                                                   Other
                                                      Additional                   Compre-
                                          Common       Paid-in        Retained     hensive       Treasury        Notes
                                          Stock        Capital        Earnings     Loss            Stock       Receivable     Total


Balance at December 31, 1998............ $     2      $   21,471     $   184,141   $      -      $      -     $  (10,714) $ 194,900

  Net income............................       -               -          18,535          -             -              -     18,535
  Issuance of 6,000,000 shares,
     Class A Common Stock...............       6          95,575               -          -             -              -     95,581
  Issuance of 24,000,000 shares,
     Class B Common Stock...............      24               -               -          -             -              -         24
  Distribution to GFI...................      (2)              -        (165,271)         -             -         10,714   (154,559)
  Distribution to stockholders..........       -               -          (2,249)         -             -              -     (2,249)
  Purchase of treasury stock............       -               -               -          -        (4,656)             -     (4,656)

Balance at December 31, 1999............      30         117,046          35,156          -        (4,656)             -    147,576

  Net income............................       -               -          57,995          -             -              -     57,995
  Purchase of treasury stock............       -               -               -          -        (3,374)             -     (3,374)

Balance at December 31, 2000............      30         117,046          93,151          -        (8,030)             -    202,197


  Comprehensive income:
    Net income..........................       -               -          61,098          -             -              -      61,098

    Other comprehensive loss:
      Net unrealized losses on
        securities available for sale,
        net of management fees and
        income tax benefit of $136......       -               -               -       (168)            -              -       (168)
                                                                                                                               -----
    Total comprehensive income..........                                                                                     60,930
  Issuance of treasury stock in
    GSI exchange........................       -           8,955               -          -         6,268              -     15,223

  Purchase of treasury stock............       -               -               -          -        (3,053)             -     (3,053)

Balance at December 31, 2001............ $    30      $  126,001     $   154,249   $   (168)     $ (4,815)    $        -  $ 275,297





                             See accompanying notes.


                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Year  ended December 31
                                                                               ---------------------------------------------------
                                                                                    1999                 2000              2001
                                                                               -------------        ------------      ------------
                                                                                                    (In thousands)
Operating activities
Net income..............................................................         $   18,535           $   57,995        $   61,098
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
  Equity in earnings of partnerships and affiliates.....................             (6,793)              (7,435)           (1,949)
  Depreciation and amortization.........................................                740                  706               769
  Deferred income taxes.................................................            (16,887)              (2,495)              721
  Minority interest in income of subsidiaries...........................              3,270                3,409             1,482
  Realized losses on available for sale securities......................                  -                    -               320
  Non-recurring charge..................................................             50,725                    -                 -
(Increase) decrease in operating assets:
     Investments in securities..........................................            (63,446)             (64,729)           70,635
     Investment advisory fees receivable................................             (5,418)              (1,038)              656
     Notes and other receivables from affiliates........................             (8,483)                   5              (276)
     Other receivables..................................................                  -                 (798)             (650)
     Receivable from broker.............................................                529               (3,853)            3,817
     Other assets.......................................................              1,826                 (773)           (2,919)
Increase (decrease) in operating liabilities:
     Payable to broker..................................................              5,637               (5,637)            8,554
     Income taxes payable...............................................              1,592                2,876            (2,629)
     Compensation payable...............................................              4,417               15,410            (4,457)
     Securities sold, but not yet purchased.............................               (338)                  (2)                -
     Accrued expenses and other liabilities.............................                640                4,441             4,401
                                                                               -------------        ------------      ------------
Total adjustments.......................................................            (31,989)             (59,913)           78,475
                                                                               ------------         ------------      ------------
Net cash provided by (used in) operating activities.....................            (13,454)              (1,918)          139,573
                                                                               ------------         ------------      ------------

Investing activities
Purchases of  available for sale securities.............................                  -                    -            (1,394)
Proceeds from sales of available for sale securities....................                  -                    -             8,362
Distributions from partnerships and affiliates..........................              5,554                4,447            26,241
Investments in partnerships and affiliates..............................             (1,481)             (32,540)          (33,584)
                                                                               ------------         ------------      ------------
Net cash provided by (used in) investing activities.....................              4,073              (28,093)             (375)
                                                                               ------------         ------------      ------------

Financing activities
Distributions to shareholders...........................................            (10,023)                   -                 -
Cash included in deemed distribution....................................            (18,170)                   -                 -
Purchase of minority stockholders' interest.............................               (579)                (376)               31
Proceeds from issuance of common stock..................................             95,619                    -                 -
Proceeds from issuance of convertible note..............................                  -                    -           100,000
Purchase of treasury stock..............................................             (4,656)              (3,374)           (3,053)
                                                                               ------------          -----------      ------------
Net cash provided by (used in) financing activities.....................             62,191               (3,750)           96,978
                                                                               ------------          -----------      ------------

Net increase (decrease) in cash and cash equivalents....................             52,810              (33,761)          236,176
Cash and cash equivalents at beginning of year..........................             50,222              103,032            69,271
                                                                               ------------         ------------      ------------
Cash and cash equivalents at end of year................................       $    103,032         $     69,271      $    305,447
                                                                               ============         ============      ============

Supplemental disclosures of cash flow information
Cash paid for interest..................................................       $      3,438         $      3,714      $      6,174
                                                                               ------------         ------------      ------------
Cash paid for income taxes..............................................       $     25,762         $     39,884      $     41,421
                                                                               ------------         ------------      ------------
Supplemental disclosures of non-cash financing activities
Treasury stock exchanged for subsidiary stock held
   by minority stockholders.............................................       $          -         $          -      $     15,223
                                                                               ------------         ------------      ------------
Securities reclassified to available for sale...........................       $          -         $          -      $     14,278
                                                                               ------------         ------------      ------------
                     See accompanying notes



                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


A.  Significant Accounting Policies

Basis of Presentation

     Gabelli Asset Management Inc. ("GBL" or the "Company" and where the context requires, the "Company" includes its predecessors and its consolidated subsidiaries) was incorporated in April 1998 in the state of New York, with no significant assets or liabilities and did not engage in any substantial business activities prior to the initial public offering ("Offering") of its shares. On February 9, 1999, the Company exchanged 24 million shares of its Class B Common Stock, representing all of its then issued and outstanding common stock, with Gabelli Funds, Inc. ("GFI") and two of its subsidiaries in consideration for substantially all of the operating assets and liabilities of GFI, relating to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business (the "Reorganization"). GBL distributed net assets and liabilities, principally a proprietary investment portfolio, of approximately $165 million, including cash of $18 million, which has been recorded for accounting purposes as a deemed distribution to GFI. GFI was later renamed Gabelli Group Capital Partners, Inc. ("GGCP").

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

     At December 31, 1999, 2000 and 2001, the Company owned approximately 77%, 77% and 92%, respectively, of GSI and 41% of Advisers, which, combined with the voting interests of affiliated parties, represented voting control, and 80% of Fixed Income, which commenced operations on April 15, 1997. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Nature of Operations

    GAMCO, Gabelli Funds, L.L.C., Fixed Income and Advisers are registered investment advisers under the Investment Advisers Act of 1940. Gabelli & Company, Inc. ("Gabelli & Company") and Gabelli Direct Inc. ("Gabelli Direct") are both wholly owned subsidiaries of GSI, are registered broker-dealers with the Securities and Exchange Commission ("SEC") and are members of the National Association of Securities Dealers, Inc. ("NASD"). Gabelli & Company and Gabelli Direct both act as an introducing broker and all transactions for their customers are cleared through New York Stock Exchange member firms on a fully disclosed basis. Accordingly, open customer transactions are not reflected in the accompanying consolidated statements of financial condition. Both of these broker dealers are exposed to credit losses on these open positions in the event of nonperformance by their customers. This exposure is reduced by the clearing brokers' policy of obtaining and maintaining adequate collateral until the open transaction is completed.

Cash Equivalents

     Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase.


Securities Transactions


                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


     Investments in securities are accounted for as either "trading securities" or "available for sale" and are stated at quoted market values. Securities that are not readily marketable are stated at their estimated fair values as determined by the Company's management. The resulting unrealized gains and losses for trading securities are included in net gain (loss) from investments and the unrealized gains and losses for available for sale securities, net of management fees and tax, are reported as a separate component of stockholders' equity. Securities transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from securities transactions are recorded on the identified cost basis. Commissions and related clearing charges are recorded on a trade date basis.

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

Revenue Recognition

      Investment advisory fees are based on predetermined percentages of the market values of the portfolios under management and are recognized as revenues as the related services are performed. Investment advisory and distribution fees from the Mutual Funds are computed on average daily net assets and charged to the Funds monthly. Advisory fees earned from institutional and high net worth Separate Accounts are generally computed quarterly based on account values as of the end of the preceding quarter. Performance fees are based upon either the absolute gain in a portfolio or the amount in excess of a specific benchmark index or indices and recognized when earned.

Depreciation and Amortization

     Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter.

Intangible Assets

     The cost in excess of net assets acquired is recorded as goodwill and, through December 31, 2001, was amortized on a straight-line basis over periods of ten to fifteen years. Subsequent to December 31, 2001, goodwill is no longer amortized but, instead, will be reviewed at least annually for impairment, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The new rules require that an assessment for impairment is made whenever events or changes in circumstances indicate that goodwill may not be recoverable based upon expectations of operating income and non-discounted cash flows over its remaining life. Accumulated amortization at December 31, 2000 and 2001 was approximately $791,000 and $1,008,000, respectively.

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


                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



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

Earnings Per Share

     Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic net income per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding in the period.

    Diluted net income per share, in addition to the weighted average determined for basic net income per share, includes common stock equivalents which would arise from the exercise of stock options using the treasury stock method and assumes the conversion of the Company's convertible note for the period outstanding since its issuance in August 2001. An average of 339,000 and 398,000 incremental shares were included as the dilutive effect of stock options in 2000 and 2001, respectively. In 1999 the average of the Company's stock price for the period during which the stock options were outstanding was lower than the exercise price of the stock options and therefore was antidilutive and not included in the calculation of diluted earnings per share. In 2001 net income is adjusted for interest expense, net of management fees and taxes, of $1,365,000 and the weighted average shares outstanding includes 719,000 incremental shares as the dilutive effect of the convertible note from its date of issuance in August 2001.

Business Segments

     The Company operates predominantly in one business segment, the investment advisory and asset management industry.

Distribution Costs

     The Company incurs certain promotion and distribution costs, which are expensed as incurred, related to the sale of shares of mutual funds advised by the Company (the "Funds").


B.  Investments in Securities

Investments in securities at December 31, 2000 and 2001 consisted of the following:



                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001




                                                                 2000                           2001
                                                       -----------------------        ----------------------
                                                                      Market                        Market
                                                         Cost          Value           Cost          Value
                                                       --------       --------        --------      --------
                                                                           (In thousands)
       Trading securities:
       U.S. Government Obligations................    $  76,772      $  77,204      $    3,476    $    3,490
       Common stocks..............................       22,058         22,919          12,052        12,275
       Mutual funds...............................       32,602         32,163          32,217        32,195
       Preferred stocks...........................          491            542               -             -
       Other investments..........................        1,713          1,692           1,648         1,647
                                                       --------       --------        --------      --------
       Total trading securities...................      133,636        134,520          49,393        49,607
                                                       --------       --------        --------      --------

       Available for sale securities:
       Mutual funds...............................            -              -           6,990         6,686
                                                       --------       --------        --------      --------
       Total available for sale securities........            -              -           6,990         6,686
                                                       --------       --------        --------      --------

       Total investments in securities............     $133,636       $134,520        $ 56,383      $ 56,293
                                                       ========       ========        ========      ========



     At December 31, 2001 the market value of investments available for sale was $6.7 million. An unrealized holding loss, net of management fees and taxes, of $0.2 million in 2001 has been included in stockholders' equity. Proceeds from sales of investments available for sale were approximately $8.4 million for the period ended December 31, 2001. Realized gains on the sale of investments available for sale amounted to $0.2 million and realized losses were $0.5 million during 2001.

C.  Investments in Partnerships and Affiliates

     The Company is a co-General Partner of various limited partnerships whose underlying assets consist primarily of marketable securities. As co-General Partner, the Company is contingently liable for all of the partnerships' liabilities. Summary financial information, including the Company's carrying value and income from these partnerships at December 31, 2000 and 2001 and for the years then ended, is as follows (in thousands):

                                                                                 2000              2001
                                                                                 ----              ----
                                 Total assets.......................           $ 257,498         $ 268,768
                                 Total liabilities..................              15,488            25,197
                                 Equity.............................             242,010           243,571
                                 Net earnings.......................              28,150             1,991
                                 Company's carrying value...........              29,739            34,396
                                 Company's income...................               6,571                94



     Income from the above partnerships for the year ended December 31, 1999 was approximately $8,612,000.

     The Company's income from these partnerships consists of its pro rata capital allocation and its share of a 20% incentive allocation from the limited partners. The general partners also receive an annual administrative fee based on a percentage of each partnership's net assets. For the years ended December 31, 1999, 2000 and 2001, the Company earned administrative fees of approximately $1,328,000, $1,745,000, and $2,193,000, respectively.

     At December 31, 2000 and 2001, the Company had various limited partner interests in unaffiliated limited partnerships aggregating approximately $1,077,000 and $1,161,000, respectively. For the years ended December 31, 1999, 2000 and 2001, the net gains (losses) recorded by the Company in these investments approximated ($8,000), $137,000, and $100,000, respectively.




D.  Income Taxes

     The Company and its greater than 80% owned subsidiaries file a consolidated income tax return. Advisers, the Company's less than 80% owned subsidiary files a separate federal income tax return. Accordingly, the income tax provision represents the aggregate of the amounts provided for all companies.

     Prior to the Offering, the Company elected to be taxed as a Subchapter S Corporation for Federal and state income tax purposes. Pursuant to this election earnings were subject to tax at the stockholder level rather than the corporate level. Therefore, no provision was made for Federal income tax on earnings generated by the Company in the consolidated financial statements prior to the Offering. In conjunction with the Offering, the S Corporation status was terminated after February 17, 1999 and the Company became subject to a substantially higher Federal and state income tax rate. The Federal and state income tax provisions for periods prior to the Offering are substantially those of GSI.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



     The provision (benefit) for income taxes for the years ended December 31, 1999, 2000 and 2001 consisted of the following:



                                                               1999               2000               2001
                                                               ----               ----               ----
                                                                             (In thousands)
                  Federal:
                     Current.........................          $ 23,895         $    36,945       $   33,089
                     Deferred........................           (15,350)             (2,329)             842
                  State and local:
                     Current.........................             5,119               5,807            5,426
                     Deferred........................            (3,197)               (166)             (15)
                                                           ------------         -----------       ----------
                                                           $     10,467         $    40,257       $   39,342
                                                           ============         ===========       ==========



     The Company's effective tax rate for each of the years ended December 31, 1999, 2000 and 2001 was 32.4%, 39.6% and 38.6%, respectively. A reconciliation of the Federal statutory income tax rate to the effective tax rate is set forth below:



                                                                                      1999             2000             2001
                                                                                      ----             ----             ----
                  Statutory Federal income tax rate................................  35.0%            35.0%            35.0%
                  State income tax, net of Federal benefit.........................   3.9              3.6              3.4
                  GFI's pre-Offering earnings not subject to tax...................  (7.7)               -                -
                  Other............................................................   1.2              1.0              0.2
                                                                                    ------           ------           ------
                  Effective income tax rate........................................  32.4%            39.6%            38.6%
                                                                                    ======           ======           ======

     Significant components of the Company's deferred tax assets and liabilities were as follows:


                                                                                              2000            2001
                                                                                              ----            ----
                                                                                                    (in thousands)
                  Deferred tax assets:
                     Deferred compensation.........................................       $19,830         $ 19,830
                     Available for sale............................................             -               16
                     Other deferred................................................         1,385            1,419
                                                                                         --------         --------
                                                                                           21,215           21,265
                                                                                         --------         --------
                  Deferred tax liabilities:
                     Investments in securities and partnerships....................        (1,468)          (2,565)
                     Other.........................................................          (365)             (39)
                                                                                         --------         --------
                     Total deferred tax liabilities................................        (1,833)          (2,604)
                                                                                         --------         --------

                  Net deferred tax assets..........................................       $19,382         $ 18,661
                                                                                          =======         ========

     SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset may not be realized. Since the Company has a history of generating pre-tax earnings and is expected to generate pre-tax earnings in future years sufficient to realize the full benefit of the deferred tax assets, no valuation allowance has been recorded.

E. Debt

    Debt consists of the following:

                                                                                            2000            2001
                                                                                            ----            ----
                  Note payable.....................................................    $   50,000       $   50,000
                  Convertible note.................................................             -          100,000
                                                                                        ---------       ----------
                  Total............................................................     $  50,000       $  150,000
                                                                                        =========       ==========


     In conjunction with the Reorganization, the Company entered into an Employment Agreement with its Chairman and Chief Executive Officer ("Chairman") which, in part, provides that the Chairman will be paid $50 million on January 2, 2002. Interest was payable quarterly at an annual rate of 6% from the date of the Agreement. This payment, plus related costs and net of a related deferred tax benefit of $19.8 million, has been reflected as a one time charge to earnings in the first quarter of 1999 and the liability has been recorded as a note payable. Interest expense recorded on this note was $3,000,000 for both of the years ended December 31, 2000 and 2001. The note was paid in full on January 2, 2002.



                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



     On August 13, 2001, the Company issued a 10-year, $100 million convertible note to Cascade Investment LLC ("Cascade"). The convertible note, due August 14, 2011, pays interest semi-annually at 6.5% for the first year and 6% thereafter and is convertible into the Company's Class A Common Stock at $53 per share. The note provides the holder with certain put rights, at par plus accrued interest, on August 13, 2002 and 2003. As a result of the purchase, and upon conversion, Cascade will own approximately 6% of the Company's aggregate outstanding common stock.

F. Stockholders' Equity

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

     A summary of the stock option activity for the years ended December 31, 2000 and 2001 is as follows:

                                                                                                       Weighted Average
                                                                               Shares                  Exercise Price
                                                                         --------------------        --------------------

                 Outstanding, December 31, 1999....................         1,093,500                   $ 16.28
                 Granted...........................................           171,000                   $ 17.49
                 Forfeited.........................................          (119,500)                  $ 17.39
                                                                            ---------
                 Outstanding, December 31, 2000....................         1,145,000                   $ 16.34
                 Granted...........................................           172,500                   $ 31.62
                 Forfeited.........................................           (71,500)                  $ 18.33
                                                                            ---------
                 Outstanding, December 31, 2001....................         1,246,000                   $ 18.34
                                                                            =========

                 Shares available for future issuance
                   at December 31, 2001............................           254,000
                                                                            =========

                 None of the options granted were exercisable at December 31, 2000 or December 31, 2001.


     The Company has elected to account for stock options under the intrinsic value method. Under the intrinsic value method, compensation expense is recognized only if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

     The weighted average estimated fair value of the options granted at their grant date using the Black-Scholes option-pricing model was as follows:

                                      F-12


                                                                                 1999         2000         2001
                                                                                 ----         ----         ----

                            Weighted average fair value of options granted:    $ 9.38        $ 9.13     $ 18.29

                            Assumptions made:
                               Expected volatility.................                36%           32%         45%
                               Risk free interest rate.............              5.14%         6.66%       5.00%
                               Expected life.......................           8 years       8 years     8 years
                               Dividend yield......................                 0%            0%          0%



                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


     The dividend yield reflects the assumption that no payout will be made in the foreseeable future. The expected life is an estimate and is not necessarily indicative of exercise patterns which may, in fact, occur. The weighted average remaining contractual life of the outstanding options at December 31, 2001 was
7.5 years.

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

                                                                                       1999                2000              2001
                                                                                       ----                ----              ----

                                   Net income (in thousands):
                                     As reported.......................             $ 18,535          $  57,995          $ 61,098
                                     Pro forma.........................             $ 17,419          $  56,679          $ 59,318

                                   Net income per share - Basic
                                     As reported.......................             $   0.64          $    1.96          $   2.06
                                     Pro forma.........................             $   0.60          $    1.92          $   2.00


                                   Net income per share - Diluted
                                     As reported.......................             $   0.64          $    1.94          $   2.03
                                     Pro forma.........................             $   0.60          $    1.90          $   1.97

     Because options vest over several years and the Company anticipates making further grants, the effects of applying SFAS 123 on the pro forma disclosures are not likely to be representative of the effects on pro forma disclosures for future years.

Stock Repurchase Program

    In 1999 the Board of Directors established the Stock Repurchase Program through which the Company had been authorized to purchase up to $9 million of the Company's Class A Common Stock. The Company completed the Stock Repurchase Program during the first quarter of 2001 and on March 2, 2001 the Board of Directors authorized the repurchase of an additional $3 million of its Class A Common Stock. On September 17, 2001 the Board of Directors raised the amount authorized to repurchase shares to $10 million. Under the program the Company has repurchased 572,900 shares at an average price of $19.35 per share and an aggregate cost of $11.1 million through December 31, 2001.


Shelf Registration

     On December 28, 2001, the Company filed a "shelf" registration statement registering $400 million in aggregate amount of debt and other securities. Such securities may be issued as debt securities, trust preferred securities or Class A Common Stock (see Note O).

Exchange of Common Stock for Minority Stockholders' Interests in Subsidiary

     In May, 2001 the Board of Directors, in an effort to simplify its capital structure, authorized an offer to exchange four shares of the Company's Class A Common Stock for each share of Common Stock of its majority owned subsidiary GSI it did not already own. Under the terms of the exchange offer, which ended on August 31, 2001, all shares of the Company issued will be restricted from sale for two years from the date of issuance. In connection with this offer the Company issued 400,504 shares of its common stock and increased its ownership interest in GSI from 77% to 92%. The transaction was accounted for under the purchase method of accounting. The cost in excess of net assets acquired was approximately $3.5 million.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



     Certain shareholders of GSI are required to sell, upon disassociation with the Company, their shares to GSI at book value (approximately $1.8 million at December 31, 2001).

G.  Capital Lease

     The Company leases office space from a company owned by stockholders of GGCP. The Company has recorded a capital lease asset and liability for the fair value of the leased property. Amortization of the capital lease is computed on the straight-line method over the term of the lease, which expires on April 30, 2013. The lease provides that all operating expenses relating to the property (such as property taxes, utilities and maintenance) are to be paid by the lessee, the Company.

     Future minimum lease payments for this capitalized lease at December 31, 2001 are as follows:

                                                                                     (In thousands)
                                   2002...........................................      $   720
                                   2003...........................................          756
                                   2004...........................................          765
                                   2005...........................................          765
                                   2006...........................................          765
                                   Thereafter.....................................        4,845
                                                                                        -------
                                   Total minimum obligations......................        8,616
                                   Interest.......................................        2,693
                                                                                        -------
                                   Present value of net obligations...............      $ 5,923
                                                                                        =======

     Lease payments under this agreement amounted to approximately $720,000 for each of the years ended December 31, 2000 and 2001, respectively. Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $227,000, of which approximately $70,000 is due from an affiliated entity. Total minimum obligations exclude the operating expenses to be borne by the Company, which are estimated to be approximately $550,000 per year.




H.  Commitments

     The Company rents office space under leases which expire at various dates through January 2006. Future minimum lease commitments under these operating leases as of December 31, 2001 are as follows:


                                                                       (In thousands)
                                                         2002...........       $      427
                                                         2003...........              293
                                                         2004...........              151
                                                         2005...........               24
                                                         2006...........                2
                                                         Thereafter.....                -

                                                                               $      897


     Equipment rentals and occupancy expense amounted to approximately $1,724,000, $2,156,000 and $1,656,000, respectively, for the years ended
December 31, 1999, 2000 and 2001.

I.  Related Party Transactions

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

     The Company had an aggregate investment in the Funds of approximately $101,108,000 and $341,812,000 at December 31, 2000 and 2001, respectively, of which approximately $68,828,000 and $304,200,000 is invested in a money market mutual fund at December 31, 2000 and 2001, respectively.

     Prior to the Reorganization, the Company was required to pay the Chairman a management fee, which was equal to 20% of the pretax profits of each of the Company's operating divisions before consideration of this management fee. Immediately preceding the Offering and in conjunction with the Reorganization, the Company and its Chairman entered into an Employment Agreement. The Employment Agreement provides that the Company will pay the Chairman 10% of the Company's aggregate pre-tax profits while he is an executive of the Company and devoting the substantial majority of his working time to the business of the Company. The Employment Agreement further provides that the Company will pay the Chairman $50 million on January 2, 2002, which amount has been included in note payable (see Note E). The management fee was approximately $10,153,000, $11,296,000, and $11,325,000 for the years ended December 31, 1999, 2000 and
2001, respectively. The Chairman also received portfolio management compensation and account executive fees of approximately $31,645,000, $34,203,000, and $35,790,000, respectively, for the years ended December 31, 1999, 2000 and 2001, which have been included in compensation costs.

     The Company had approximately $2,855,000 and $1,216,000 in various notes receivable (including accrued interest) outstanding at December 31, 2000 and 2001, respectively, from certain executive officers and employees in connection with the acquisition of ownership interests in various subsidiaries and affiliates of the Company. Interest rates on these notes range from 5% to 10%.

J.  Financial Requirements

     The Company is required to maintain minimum capital levels with affiliated partnerships. At December 31, 2001, the minimum capital requirements approximated $2,383,000.

     As a registered broker-dealer, Gabelli & Company is subject to Uniform Net Capital Rule 15c3-1 (the "Rule") of the Securities and Exchange Commission. Gabelli & Company computes its net capital under the alternative method permitted by the Rule which requires minimum net capital of $250,000. At December 31, 2001, Gabelli & Company had net capital in excess of the minimum requirement of approximately $10,183,000.

K.  Administration Fees

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

L.  Profit Sharing Plan and Incentive Savings Plan

     The Company has a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all employees. Company contributions to the plans are determined annually by the Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. The Company accrued contributions of approximately $60,000, $80,000 and $60,000, to the plans for the years ended December 31, 1999, 2000 and 2001, respectively.

M.  Derivative Financial Instruments

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

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


     In connection with this futures activity, the Company incurred gains of approximately $542,000, during the year ended December 31, 1999. There were no gains or losses for the years ended December 31, 2000 and 2001. Such gains and losses were reflected as part of net gain (loss) from investments in the consolidated statements of income.

N.  Quarterly Financial Information (Unaudited)

    Quarterly financial information for the years ended December 31, 2001 and 2000 is presented below.

                                                                          2001 Quarter
                                      -------------------------------------------------------------------------------------------
(in thousands, except per share data)     1st                 2nd                 3rd               4th         Full Year
                                          ---                 ---                 ---               ---         ---------
Revenues..............................$  58,344            $  57,017          $  56,121       $   52,932        $ 224,414
Operating income (a)..................   26,794               24,915             25,322           27,742          104,773
Net income............................   14,896               15,841             14,946           15,415           61,098
Net income per share:
   Basic..............................     0.50                 0.54               0.50             0.52             2.06
   Diluted............................     0.50                 0.53               0.49             0.51             2.03

                                                                          2000 Quarter
                                      -------------------------------------------------------------------------------------------

Revenues..............................$  57,773            $  57,120          $  59,164       $   59,861        $ 233,918
Operating income (a)..................   25,382               24,925             24,455           25,448          100,210
Net income............................   13,996               14,254             14,490           15,255           57,995
Net income per share:
   Basic..............................     0.47                 0.48               0.49             0.52             1.96
   Diluted............................     0.47                 0.48               0.48             0.51             1.94

(a) Excludes management fee expense which is based on pre tax income.





O.  Subsequent Events

Company Obligations under Mandatorily Convertible Securities ("FELINE PRIDES")

     On February 6, 2002 the Company completed its public offering of 3.6 million FELINE PRIDES. The FELINE PRIDES initially consist of units referred to as Income PRIDES that include (i) a purchase contract under which the holder will purchase shares of the Company's Class A Common Stock on February 17, 2005 and (ii) senior notes due February 17, 2007. The notes pay interest quarterly at a rate of 6% per year, which rate is expected to be reset on or about November 17, 2004. Each purchase contract obligates its holder to purchase, on February 17, 2005, newly issued shares of the Company's Class A Common Stock. The total number of shares to be issued will be between 1.9 million and 2.3 million, subject to adjustment in certain circumstances, and depends upon the applicable market value at that date. In connection with the offering the Company received $90,000,000 before underwriting and other expenses of approximately $3,100,000. For accounting purposes the net present value of the purchase contract adjustments and their related offering costs will be recorded as a reduction to additional paid in capital. Costs incurred in connection with the issuance of the senior notes will be capitalized as deferred financing costs and amortized as an adjustment to interest expense over the term of the notes.

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

              UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1999


                                                                                                   Pro Forma
                                                                              As Reported         Adjustments    Pro Forma
                                                                              -----------     -----------------  ---------
                                                                                       (in thousands except per share data)
                   Revenues
                   Investment advisory and incentive fees............     $       147,414                         $     147,414
                   Commission revenue................................              11,856                                11,856
                   Distribution fees and other income................              16,992                                16,992
                                                                          ---------------                        ----------------
                             Total revenues..........................             176,262                               176,262
                                                                          ---------------                        ----------------
                   Expenses
                   Compensation costs................................              71,860                                71,860
                   Management fee....................................              10,153            (1,096) (a)          9,057
                   Other operating expenses..........................              28,917               (23) (b)         28,894
                   Non-recurring charge................................            50,725                 -              50,725
                                                                          ---------------     -------------      ----------------
                             Total expenses..........................             161,655            (1,119)            160,536
                                                                          ---------------     -------------      ----------------
                   Operating income..................................              14,607             1,119              15,726
                                                                          ---------------     --------------      ---------------
                   Other Income (Expense)
                   Net gain from investments.........................              14,253            (1,903) (c)         12,350
                   Interest and dividend income......................               6,850              (476) (c)          6,374
                   Interest expense..................................              (3,438)              123  (c)
                                                                                                       (338) (d)         (3,653)
                                                                          ---------------     -------------       ---------------
                             Total other income, net.................              17,665            (2,594)             15,071
                                                                          ---------------     ---------------     ---------------
                   Income before income taxes and minority interest..              32,272            (1,475)             30,797
                   Income taxes......................................              10,467             2,261 (e)          12,728
                   Minority interest.................................               3,270                 -               3,270
                                                                          ---------------     ------------------  ---------------
                   Net income........................................     $        18,535     $      (3,736)      $      14,799
                                                                          ===============     =============       ===============
                   Net income per share:
                        Basic and diluted............................                                             $        0.50
                                                                                                                  ===============
                   Weighted average shares outstanding:
                        Basic and diluted............................                                                    29,890
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


Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.
                                    PART III

Item 10:  Directors and Executive Officers of the Registrant

      Information regarding the Directors and Executive Officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the sections captioned "Election of Directors" "Information Regarding Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders (the "Proxy Statement").

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


                                      II-1

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

     (3)  List of Exhibits:

Exhibit
Number          Description of Exhibit
-------         ----------------------

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

4.2      -- Promissory Note, dated August 14, 2001, of the Company
            (Incorporated by reference to Exhibit 1.2 to the Company's Form 10-Q/A for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission on November 16, 2001.

4.3      -- Indenture, dated as of February 6, 2002, between Gabelli Asset
            Management Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated February 8, 2002 filed with the Securities and Exchange Commission on February 8, 2002).

4.4      -- First Supplemental Indenture, dated as of February 6, 2002, between Gabelli Asset Management Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Company's Report on Form 8-K dated February 8, 2002 filed with the Securities and Exchange Commission on February 8, 2002).

4.5      -- Form of Note (included in Exhibit 4.4). (Incorporated by reference to Exhibit 4.3 to the Company's Report on Form 8-K dated February 8, 2002 filed with the Securities and Exchange Commission on February 8, 2002).

4.6      -- Purchase Contract Agreement, dated as of February 6, 2002, between Gabelli Asset Management Inc. and The Bank of New York, as Purchase Contract Agent. (Incorporated by reference to Exhibit 4.4 to the Company's Report on Form 8-K dated February 8, 2002 filed with the Securities and Exchange Commission on February 8, 2002).

4.7      -- Form of Income PRIDES Certificate (included in Exhibit 4.6).
            (Incorporated by reference to Exhibit 4.5 to the Company's Report on Form 8-K dated February 8, 2002 filed with the Securities and Exchange Commission on February 8, 2002).

4.8      -- Form of Growth PRIDES Certificate (included in Exhibit 4.6).
            (Incorporated by reference to Exhibit 4.6 to the Company's Report on Form 8-K dated February 8, 2002 filed with the Securities and Exchange Commission on February 8, 2002).

4.9      -- Pledge Agreement, dated as of February 6, 2002, among Gabelli
            Asset Management Inc., JPMorgan Chase Bank, as Collateral Agent, and The Bank of New York, as Purchase Contract Agent. (Incorporated by reference to Exhibit 4.7 to the Company's Report on Form 8-K dated February 8, 2002 filed with the Securities and Exchange Commission on February 8, 2002).

4.10     -- Remarketing Agreement, dated as of February 6, 2002, among
            Gabelli Asset Management Inc., The Bank of New York, as Purchase Contract Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Remarketing Agent. (Incorporated by reference to Exhibit 4.8 to the Company's Report on Form 8-K dated February 8, 2002 filed with the Securities and Exchange Commission on February 8, 2002).

10.1     -- Management Services Agreement between the Company and GFI dated as of February 9, 1999. (Incorporated by reference to Exhibit 10.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on February 10, 1999).

10.2        -- Tax Indemnification Agreement between the Company and GFI.
            (Incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on February 10,
            1999).

                                      II-2

10.3     -- Lock-Up Agreement between the Company and GFI. (Incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on February 10, 1999).

10.4     -- Gabelli Asset Management Inc. 1999 Stock Award and Incentive
            Plan. (Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on February 10, 1999).

10.5     -- Gabelli Asset Management Inc. 1999 Annual Performance Incentive
            Plan. (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on February 10, 1999).

10.6     -- Employment Agreement between the Company and Mario J. Gabelli.
            (Incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on February 10,
            1999).

10.7     -- Registration Rights Agreement, dated August 14, 2001, between the
            Company and Cascade Investment LLC. (Incorporated by reference to
            Exhibit 4.1 to the Company's Form 10-Q/A for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission on November 16, 2001).

21.1     -- Subsidiaries of the Company. (Incorporated by reference to
            Exhibit 21.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on February 10, 1999).

24.1     -- Powers of Attorney (included on page II-3 of this Report).

------------------


  (b)  Reports on Form 8-K:

     Gabelli Asset Management Inc. filed no reports on Form 8-K during the fiscal year ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on March 29, 2002.

                                                 GABELLI ASSET MANAGEMENT INC.


                                                 By:/s/ Robert S. Zuccaro
                                                 Name:  Robert S. Zuccaro
                                                 Title: Vice President and
                                                        Chief Financial Officer

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



           Signature           Title                              Date
           ---------           -----                              ----

/s/    Mario J. Gabelli        Chairman of the Board,             March 29, 2002
-----------------------
       Mario J. Gabelli        Chief Executive Officer
                               and Chief Investment Officer
                               (Principal Executive Officer)

/s/    Robert S. Zuccaro       Vice President and Chief           March 29, 2002
------------------------
       Robert S. Zuccaro       Financial Officer (Principal
                               Financial Officer and
                               Principal Accounting Officer)

/s/    Raymond C. Avansino     Director                           March 29, 2002
--------------------------
       Raymond C. Avansino

/s/    John C. Ferrara         Director                           March 29, 2002
---------------------------
       John C. Ferrara

/s/    Paul B. Guenther        Director                           March 29, 2002
-----------------------
       Paul B. Guenther

/s/    Eamon M. Kelly          Director                           March 29, 2002
---------------------
       Eamon M. Kelly

/s/    Karl Otto Pohl          Director                           March 29, 2002
---------------------
       Karl Otto Pohl