Form 10-Q
period 2002-03-31
GABELLI ASSET MANAGEMENT INC
filed 2002-05-15
CIK 1060349

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

Commission File No. 1-106

                          GABELLI ASSET MANAGEMENT INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            New York                                            13-4007862
 ------------------------------                              ---------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

  One Corporate Center, Rye, New York                             10580
 --------------------------------------                        ----------
(Address of principal executive offices)                       (Zip Code)

                                  (914)921-3700
               --------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  [X]   No  [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

              Class                                Outstanding at April 30, 2002
              -----                                -----------------------------
Class A Common Stock, .001 par value                         6,769,941
Class B Common Stock, .001 par value                        23,450,000
================================================================================

                                      INDEX

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Operations:
       Three months ended March 31, 2001 and 2002

     Condensed Consolidated Statements of Financial Condition:
       March 31, 2002
       December 31, 2001 (Audited)

     Condensed Consolidated Statements of Cash Flows:
       Three months ended March 31, 2001 and 2002

     Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and
        Qualitative Disclosures about Market Risk)


PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                        2001             2002
                                                      --------         --------
REVENUES
  Investment advisory and incentive fees ..........   $ 48,187         $ 48,860
  Commissions .....................................      4,387            3,931
  Distribution fees and other income ..............      5,770            5,241
                                                      --------         --------
     Total revenues ...............................     58,344           58,032
EXPENSES
  Compensation and related costs ..................     23,113           22,430
  Management fee ..................................      2,793            2,748
  Other operating expenses ........................      8,437            7,485
                                                      --------         --------
     Total expenses ...............................     34,343           32,663

Operating income ..................................     24,001           25,369

OTHER INCOME (EXPENSE)
  Net gain from investments .......................        434              714
  Interest and dividend income ....................      1,633            1,379
  Interest expense ................................       (931)          (2,728)
                                                      --------         --------
     Total other income (expense), net ............      1,136             (635)
                                                      --------         --------
Income before income taxes and minority interest ..     25,137           24,734
  Income tax provision ............................      9,703            9,300
  Minority interest ...............................        538               45
                                                      --------         --------
     Net income ...................................   $ 14,896         $ 15,389
                                                      ========         ========
Net income per share:
  Basic ...........................................   $   0.50         $   0.51
                                                      ========         ========
  Diluted .........................................   $   0.50         $   0.51
                                                      ========         ========
Weighted average shares outstanding:
  Basic ...........................................     29,507           29,941
                                                      ========         ========
  Diluted .........................................     29,839           32,164
                                                      ========         ========
                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)

                                                     December 31,     March 31,
                                                        2001            2002
                                                      --------        --------
                                                                     (Unaudited)
ASSETS
Cash and cash equivalents .........................   $305,447        $364,085
Investments in securities .........................     56,293          56,666
Investments in partnerships and affiliates ........     65,838          61,373
Receivable from brokers ...........................         36           2,023
Investment advisory fees receivable ...............     14,651          18,551
Income tax receivable .............................         --          10,879
Deferred income taxes, net ........................     18,661              --
Other assets ......................................     25,468          28,123
                                                      --------        --------
     Total assets .................................   $486,394        $541,700
                                                      ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable ......................................   $ 50,000        $     --
Income taxes payable ..............................      4,733             973
Capital lease obligation ..........................      3,492           3,478
Payable to brokers ................................      8,554           2,700
Compensation payable ..............................     21,183          25,859
Accrued expenses and other liabilities ............     15,524          16,185
                                                      --------        --------
     Total liabilities ............................    103,486          49,195

Convertible note payable ..........................    100,000         100,000

Mandatory convertible securities ..................         --          90,000

Minority interest .................................      7,611           7,383

Stockholders' equity ..............................    275,297         295,122
                                                      --------        --------
Total liabilities and stockholders' equity ........   $486,394        $541,700
                                                      ========        ========
                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 ---------------------------
                                                                    2001              2002
                                                                 ---------         ---------
OPERATING ACTIVITIES
Net income ..............................................        $  14,896         $  15,389
Adjustments to reconcile net income to net cash provided
   by operating activities:
Equity in earnings of partnerships and affiliates .......             (963)             (266)
Depreciation and amortization ...........................              185               212
Deferred income tax asset ...............................             (276)           18,661
Tax benefit from exercise of stock options ..............               --             3,813
Minority interest in net income of consolidated
   subsidiaries .........................................              539                45
Realized losses on available for sale securities ........               --                18
(Increase) decrease in operating assets:
   Investments in securities ............................            8,676              (161)
   Investment advisory fees receivable ..................            1,234            (3,900)
   Receivables from affiliates ..........................            1,598             1,379
   Other receivables ....................................              134              (480)
   Receivable from brokers ..............................             (925)           (1,987)
   Income tax receivable ................................               --           (10,879)
   Other assets .........................................              (14)           (3,765)
Increase (decrease) in operating liabilities:
   Payable to brokers ...................................               --            (5,854)
   Income taxes payable .................................            5,020            (3,841)
   Compensation payable .................................              503             5,246
   Accrued expenses and other liabilities ...............            1,100            (1,705)
                                                                 ---------         ---------
Total adjustments .......................................           16,811            (3,464)
                                                                 ---------         ---------
Net cash provided by operating activities ...............           31,707            11,925
                                                                 ---------         ---------
INVESTING ACTIVITIES
Purchases of available for sale securities ..............               --              (102)
Proceeds from sales of available for sale securities ....               --               102
Distributions from partnerships and affiliates ..........            7,014            10,971
Investments in partnerships and affiliates ..............           (1,400)           (6,240)
                                                                 ---------         ---------
Net cash provided by investing activities ...............            5,614             4,731
                                                                 ---------         ---------
FINANCING ACTIVITIES
Purchase of minority stockholders' interest .............              (39)             (273)
Proceeds from issuance of Mandatory convertible
 securities .............................................               --            87,952
Repayment of note payable ...............................               --           (50,000)
Proceeds from exercise of stock options .................               --             7,897
Purchase of treasury stock ..............................             (855)           (3,594)
                                                                 ---------         ---------
Net cash(used in)provided by financing activities .......             (894)           41,982
                                                                 ---------         ---------

Net increase in cash and cash equivalents ...............           36,427            58,638
Cash and cash equivalents at beginning of period ........           69,271           305,447
                                                                 ---------         ---------
Cash and cash equivalents at end of period ..............        $ 105,698         $ 364,085
                                                                 =========         =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY

Net present value of forward purchase contract ..........        $      --         $   2,353
                                                                 =========         =========

                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

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

     These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, from which the accompanying Statement of Financial Condition was derived.

     Certain items previously reported have been reclassified to conform to the current year's financial statement presentation.

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

     At March 31, 2002 the market value of investments available for sale was $6.9 million. The change in market value, net of taxes, of $42,000 has been included in stockholders' equity.

     Proceeds from sales of investments available for sale were approximately $0.1 million for the period ended March 31, 2002. Gross gains on the sale of investments available for sale amounted to $1,000; gross losses on the sale of investments available for sale amounted to $19,000.

C. EARNINGS PER SHARE

     The computations of basic and diluted net income per share are as follows:

                                                       Three Months Ended
                                                             March 31,
(in thousands, except per share amounts)               2001           2002
                                                     -------        -------
Basic:
Net income ..................................        $14,896        $15,389
                                                     =======        =======
Average shares outstanding ..................         29,507         29,941
                                                     =======        =======
Basic net income per share ..................        $  0.50        $  0.51
                                                     =======        =======

Diluted:
Net income ..................................        $14,896        $15,389
Add interest expense on convertible note, net
   of management fee and taxes ..............             --            913
                                                     -------        -------
Total .......................................        $14,896        $16,302
                                                     =======        =======

Average shares outstanding ..................         29,507         29,941
Dilutive stock options ......................            332            336
Assumed conversion of convertible note ......             --          1,887
                                                     -------        -------
Total .......................................         29,839         32,164
                                                     =======        =======
Diluted net income per share ................        $  0.50        $  0.51
                                                     =======        =======

D. MANDATORY CONVERTIBLE SECURITIES ("FELINE PRIDES")

     On February 6, 2002 the Company completed its public offering of 3.6 million mandatory convertible debt securities ("FELINE PRIDES"). Each FELINE PRIDE initially consists of a unit referred to as an Income PRIDE that includes
(a) a purchase contract under which the holder will purchase shares of the Company's Class A Common Stock on February 17, 2005 and (b) senior notes due February 17, 2007 with a principal amount of $25 per share. The notes pay interest quarterly at a rate of 6% per year, which rate is expected to be reset on or about November 17, 2004. Each purchase contract obligates its holder to purchase, on February 17, 2005, newly issued shares of the Company's Class A Common Stock. The total number of shares to be issued will be between 1.9 million and 2.3 million, subject to adjustment in certain circumstances with the number of shares to be determined based upon the average trading price of Common Stock over a period preceding that date. In connection with the offering the Company received $90 million before underwriting and other expenses of approximately $3.1 million. For accounting purposes the net present value of the purchase contract adjustments and their related offering costs have been recorded as a reduction to additional paid in capital. Costs incurred in connection with the issuance of the senior notes are capitalized as deferred financing costs and amortized as an adjustment to interest expense over the term of the notes.

E. STOCKHOLDERS' EQUITY

STOCK REPURCHASE PROGRAM

     In 1999 the Board of Directors established the Stock Repurchase Program through which the Company had been authorized to purchase up to $9 million of the Company's Class A Common Stock. The Company completed the Stock Repurchase Program during the first quarter of 2001 and on March 2, 2001 the Board of Directors authorized the repurchase of an additional $3 million of its Class A Common Stock. On September 17, 2001 the Board of Directors raised the amount authorized to repurchase shares to $10 million. During the first quarter of 2002, the Company repurchased 93,157 shares at an average cost of $38.56 per share bringing the total shares repurchased under the program to 666,057 at an average cost of $22.02 per share.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
2001

Consolidated Results - Three Months Ended March 31:

                                                         (unaudited; in thousands, except per share data)
                                                         ------------------------------------------------

                                                                2001             2002         %CHANGE
                                                              --------         --------       -------
Revenues .............................................        $ 58,344         $ 58,032        (0.5)
Expenses .............................................          34,343           32,663        (4.9)
                                                              --------         --------
Operating income .....................................          24,001           25,369         5.7
Net investment income ................................           2,067            2,093
Interest expense .....................................            (931)          (2,728)
                                                              --------         --------
Total other income (expense), net ....................           1,136             (635)
                                                              --------         --------
Income before taxes and minority interest ............          25,137           24,734        (1.6)
Income tax provision .................................           9,703            9,300
Minority interest ....................................             538               45
                                                              --------         --------
Net income ...........................................        $ 14,896         $ 15,389         3.3
                                                              ========         ========

Net income per share:
   Basic .............................................        $   0.50         $   0.51         2.0
                                                              ========         ========
   Diluted ...........................................        $   0.50         $   0.51         2.0
                                                              ========         ========

Included in income before taxes and minority interest:
Depreciation and amortization ........................        $    185         $    212

Adjusted EBITDA(a) ...................................        $ 26,253         $ 27,674

(a) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and minority interest.

     Total revenues were $58.0 million in the first quarter of 2002 versus $58.3 million, in the first quarter of 2001.

     Investment advisory and incentive fees, which comprise 84% of total revenues, were $48.9 million in the first quarter of 2002, $0.7 million or 1.4% higher than the $48.2 million reported in the first quarter of 2001. The growth in investment advisory and incentive fees was driven by increased revenues from our GAMCO institutional and high net worth business. GAMCO fees, which are billed based on asset levels at the beginning of a quarter, rose $2.7 million or 14.6% in the 2002 quarter as compared to the first quarter of 2001. This increase was largely offset by a 7%, or $1.6 million, decline in revenues from open-end equity mutual funds. Average assets under management in open-end equity funds during the first quarter of 2002 was $8.3 billion, 7.9% below the prior year's first quarter average of $9.0 billion. At March 31, 2002 assets in open-end equity funds were $8.6 billion, 3.7% higher than the prior year quarter end balance of $8.3 billion.

     Commissions were $3.9 million in the first quarter of 2002, a decrease of 10% from $4.4 million in the same period a year earlier largely due to lower overall trading volume.

     Distribution fees and other income were $5.2 million in the first quarter of 2002 versus $5.8 million in the first quarter of 2001. The decrease in distribution fees results from the decline in average assets managed in open-end equity mutual funds, which generate distribution fees under 12b-1 compensation plans.

     Total expenses were $32.7 million in the first quarter of 2002, a 5% decrease from total expenses of $34.3 million reported in the first quarter of 2001. Total expenses declined as a percentage of total revenues to 56.3% in 2002 from 58.9% in the prior year quarter. Compensation and related costs, which are largely variable in nature, were $22.4 million, 3% lower than the same period a year earlier. The decrease in compensation was principally due to lower incentive compensation accruals. Management fee expense, which is totally variable and based on pretax income, was $2.7 million in the first quarter of 2002 versus $2.8 million in the first quarter of 2001. Other operating expenses were $7.5 million in the first quarter of 2002 an 11% reduction from the $8.4 million reported in the first quarter of 2001. Lower mutual fund administration and distribution costs comprised the largest component of expense reductions.

     Interest expense increased $1.8 million to $2.7 million in the first quarter of 2002 from $0.9 million in the first quarter of 2001. The increase reflects the issuance of two convertible securities, in August 2001 and February 2002, with proceeds totaling $190 million and is offset by the repayment of a $50 million note in the beginning of the 2002 quarter. Earnings from the firm's cash and investments were $2.1 million in the first quarter of both 2002 and 2001 as higher average balances in the firm's investment accounts in 2002 were offset by lower interest rates.

     The estimated effective tax rate for the first quarter of 2002 was 37.6%, down from 38.6% in calendar 2001. Minority interest was lower as a result of the share exchange program, completed in August 2001, through which we increased our ownership in Gabelli Securities, Inc. to 92% from 77%.

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

     Summary cash flow data is as follows:
                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2001        2002
                                                           --------    --------
                                                                (in thousands)
     Cash flows provided by (used in):
        Operating activities                               $ 31,707    $ 11,925
        Investing activities                                  5,614       4,731
        Financing activities                                   (894)     41,982
                                                           --------    --------
        Increase                                             36,427      58,638
        Cash and cash equivalents at beginning of period     69,271     305,447
                                                           --------    --------
        Cash and cash equivalents at end of period         $105,698    $364,085
                                                           ========    ========

     Cash requirements and liquidity needs have historically been met through cash generated by operating activities and through the Company's borrowing capacity. During the first quarter of 2002 Moodys Investors Services issued an investment grade rating to the Company. Together with a prior rating from Standard & Poors Rating Services the Company now possesses investment grade ratings from two large, well respected ratings agencies. The addition of investment grade ratings serves to expand our ability to attract both public and private capital. In February 2002, the Company completed a $90 million offering of 3.6 million mandatory convertible debt securities. Total debt, consisting of a $100 million convertible note and the $90 million mandatory convertible debt securities, totaled $190 million at March 31, 2002. At March 31, 2002, the Company had cash and cash equivalents of $364.1 million, an increase of $58.6 million from December 31, 2001.

     Cash provided by operating activities was $11.9 million in the first quarter of 2002 principally resulting from $15.4 million in net income and offset by changes in other assets and liabilities. Cash provided by operating activities was $31.7 million in the first quarter of 2001 principally resulting from $14.9 million in net income and decreases in investments in securities and various receivables of $8.7 million and $2.0 million, respectively.

     Cash provided by investing activities, related to investments in and distributions from partnerships and affiliates, was $4.7 million and $5.6 million in the first quarter of 2002 and 2001, respectively.

     Cash provided by financing activities in the first quarter of 2002 was $42.0 million. The increase in cash results from the issuance of $90 million of mandatory convertible debt securities before offering expenses and $7.9 million from the exercise of stock options less the repayment of a $50 million note payable and $3.6 million used to repurchase 93,157 shares of our Class A Common Stock under the Company's Stock Repurchase Program. The exercise of non-qualified stock options and the repayment of the note payable during the first quarter of 2002 will generate cash tax savings of $3.8 million and $19.8 million, respectively, which has been included in income tax receivable. Cash used in financing activities in the first quarter of 2001 was $0.9 million, primarily from the purchase of treasury stock.

     Based upon the Company's current level of operations and its anticipated growth, the Company expects that its current cash balances plus cash flows from operating activities and its borrowing capacity will be sufficient to finance its working capital needs for the foreseeable future. The Company has no material commitments for capital expenditures.

     Gabelli & Company is registered with the Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. At March 31, 2002, Gabelli & Company had net capital, as defined, of approximately $10.9 million exceeding the regulatory requirement by approximately $10.7 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

MARKET RISK

     The Company is subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. The Company's exposure to market risk is directly related to its role as financial intermediary and advisor for assets under management in its mutual funds, institutional and separate accounts business and its proprietary trading activities. At March 31, 2002, the Company's primary market risk exposure was for changes in equity prices and interest rates. Included in investments in securities of $56.7 million at March 31, 2002 were investments in Treasury Bills and Notes of $3.5 million, in mutual funds, largely invested in equity products, of $39.2 million, a diverse selection of common stocks totaling $12.6 million and other investments of approximately $1.4 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, the Company may alter its investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. Approximately $7.2 million of the $12.6 million invested in common stocks at March 31, 2002, represents the Company's participation in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. These transactions involve announced deals with agreed upon terms and conditions, including pricing, which generally involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

     The Company's exposure to interest rate risk results, principally, from its investment of excess cash in government obligations. These investments are primarily short term in nature and the fair value of these investments generally approximates market value. The Company's revenues are largely driven by the market value of its assets under management and are therefore exposed to fluctuations in market prices. Investment advisory fees for mutual funds are based on average daily asset values. Management fees earned on institutional and high-net-worth separate accounts, for any given quarter, are determined based on asset values on the last day of the preceding quarter. Any significant increases or decreases in market value of institutional and high-net-worth separate accounts assets managed which occur on the last day of the quarter will result in a relative increase or decrease in revenues for the following quarter.

RECENT ACCOUNTING DEVELOPMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, intangible assets with indefinite lives and goodwill will no longer be required to be amortized. Instead, these assets will be evaluated annually for impairment. The Company adopted the provisions of SFAS 142 at the beginning of 2002 and the adoption did not have a material impact to the Company's financial position or its results of operations.

FORWARD LOOKING INFORMATION

     Our disclosure and analysis in this report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements because they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning. They also appear in any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation: the adverse effect from a decline in the securities markets; a decline in the performance of our products; a general downturn in the economy; changes in government policy or regulation; changes in our ability to attract or retain key employees; and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. We also direct your attention to any more specific discussions of risk contained in our Form 10-K and other public filings. We are providing these statements as permitted by the Private Litigation Reform Act of 1995. We do not undertake to update publicly any forward-looking statements if we subsequently learn that we are unlikely to achieve our expectations or if we receive any additional information relating to the subject matters of our forward-looking statements.

PART II: OTHER INFORMATION

ITEM 6.

     (a)  Exhibits

     (b)  Reports on Form 8-K.

          The Company filed the following Current Reports on Form 8-K during the three months ended March 31, 2002.

          1. Current Report on Form 8-K dated February 1, 2002 (filed January 30, 2002) containing the press release disclosing the Company's operating results for the year ended December 31, 2001.

          2. Current Report on Form 8-K dated February 8, 2002 (filed February 4, 2002) announcing the filing of a Prospectus Supplement dated January 31, 2002, relating to the offering of up to 3,800,000 of the Company's FELINE PRIDES.






                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GABELLI ASSET MANAGEMENT INC.
                                    -----------------------------
                                            (Registrant)



Date: May 14, 2002                   /s/ Robert S. Zuccaro
      ------------                  -----------------------------------
                                    Robert S. Zuccaro
                                    Vice President and Chief Financial Officer