Form 10-Q
period 2002-06-30
GABELLI ASSET MANAGEMENT INC
filed 2002-08-14
CIK 1060349

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

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

Yes  X    No
   -----    ----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

            Class                               Outstanding  at July 31, 2002
            -----                            -----------------------------------
Class A Common Stock, .001 par value                     6,694,243
Class B Common Stock, .001 par value                    23,450,000

                                       1
================================================================================

                                      INDEX

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations:
         -    Three months ended June 30, 2001 and 2002
         -    Six months ended June 30, 2001 and 2002

         Condensed Consolidated Statements of Financial Condition:
         -    June 30, 2002
         -    December 31, 2001 (Audited)

         Condensed Consolidated Statements of Cash Flows:
         -    Three months ended June 30, 2001 and 2002
         -    Six months ended June 30, 2001 and 2002

         Notes to Condensed Consolidated Financial Statements



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosures about Market Risk)


PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K




SIGNATURES
----------

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)


                                                          THREE MONTHS ENDED
                                                                JUNE 30,
                                                        ----------------------
                                                          2001          2002
                                                        --------      --------

REVENUES
  Investment advisory and incentive fees ...........    $ 47,718      $ 48,356
  Commission revenue ...............................       3,580         3,682
  Distribution fees and other income ...............       5,719         5,364
                                                        --------      --------
     Total revenues ................................      57,017        57,402

EXPENSES
  Compensation and related costs ...................      22,619        22,291
  Management fee ...................................       2,961         2,483
  Other operating expenses .........................       9,483         8,242
                                                        --------      --------
     Total expenses ................................      35,063        33,016

Operating income ...................................      21,954        24,386
OTHER INCOME (EXPENSE)

  Net gain (loss) from investments .................       2,808          (636)
  Interest and dividend income .....................       2,840         1,780
  Interest expense .................................        (956)       (3,186)
                                                        --------      --------
     Total other income (expense), net .............       4,692        (2,042)
                                                        --------      --------
Income before income taxes and minority interest ...      26,646        22,344
  Income tax provision .............................      10,285         8,401
  Minority interest ................................         520             2
                                                        --------      --------
    Net income .....................................    $ 15,841      $ 13,941
                                                        ========      ========

Net income per share:
  Basic ............................................    $   0.54      $   0.46
                                                        ========      ========

  Diluted ..........................................    $   0.53      $   0.46
                                                        ========      ========

Weighted average shares outstanding:

  Basic ............................................      29,527        30,222
                                                        ========      ========

  Diluted ..........................................      29,932        32,327
                                                        ========      ========

      See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                       ------------------------
                                                          2001           2002
                                                       ---------      ---------
REVENUES

  Investment advisory and incentive fees ...........   $  95,905      $  97,216
  Commission revenue ...............................       7,967          7,613
  Distribution fees and other income ...............      11,489         10,605
                                                       ---------      ---------
     Total revenues ................................     115,361        115,434

EXPENSES
  Compensation and related costs ...................      45,732         44,721
  Management fee ...................................       5,754          5,231
  Other operating expenses .........................      17,920         15,727
                                                       ---------      ---------
     Total expenses ................................      69,406         65,679

Operating income ...................................      45,955         49,755
OTHER INCOME (EXPENSE)
  Net gain from investments ........................       3,242             78
  Interest and dividend income .....................       4,473          3,159
  Interest expense .................................      (1,887)        (5,914)
                                                       ---------      ---------
     Total other income (expense), net .............       5,828         (2,677)
                                                       ---------      ---------
Income before income taxes and minority interest ...      51,783         47,078
  Income tax provision .............................      19,988         17,701
  Minority interest ................................       1,058             47
                                                       ---------      ---------
    Net income .....................................   $  30,737      $  29,330
                                                       =========      =========
Net income per share:
  Basic ............................................   $    1.04      $    0.97
                                                       =========      =========

  Diluted ..........................................   $    1.03      $    0.97
                                                       =========      =========
Weighted average shares outstanding:

  Basic ............................................      29,517         30,083
                                                       =========      =========

  Diluted ..........................................      29,887         32,246
                                                       =========      =========

      See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)

                                                        December 31,   June 30,
                                                            2001         2002
                                                          --------     --------
                                                                     (Unaudited)
ASSETS

Cash and cash equivalents ...........................     $305,447     $395,928
Investments in securities ...........................       56,293       53,803
Investments in partnerships and affiliates ..........       65,838       60,093
Receivable from brokers .............................           36          101
Investment advisory fees receivable .................       14,651       15,294
Income tax receivable ...............................         --          3,252
Deferred income taxes, net ..........................       18,661         --
Other assets ........................................       25,468       28,170
                                                          --------     --------

     Total assets ...................................     $486,394     $556,641
                                                          ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable ........................................     $ 50,000     $   --
Income taxes payable ................................        4,733          335
Capital lease obligation ............................        3,492        3,464
Payable to brokers ..................................        8,554        5,331
Compensation payable ................................       21,183       29,026
Accrued expenses and other liabilities ..............       15,524       16,126
                                                          --------     --------

     Total liabilities ..............................      103,486       54,282

Convertible note ....................................      100,000      100,000
Mandatory convertible securities ....................         --         87,513

Minority interest ...................................        7,611        7,385

Stockholders' equity ................................      275,297      307,461
                                                          --------     --------

Total liabilities and stockholders' equity ..........     $486,394     $556,641
                                                          ========     ========

See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                           JUNE 30,                      JUNE 30,
                                                                   ------------------------      ------------------------
                                                                     2001           2002           2001           2002
                                                                   ---------      ---------      ---------      ---------
Operating activities
Net income ...................................................     $  15,841      $  13,941      $  30,737      $  29,330
Adjustments to reconcile net income to net cash
  provided by operating activities:
Equity in earnings of partnerships and affiliates ............        (1,024)           (79)        (1,987)          (345)
Depreciation and amortization ................................           187            216            372            428
Deferred income tax asset ....................................            78           --             (198)        18,661
Tax benefit from exercise of stock options ...................          --              269           --            4,082
Minority interest in net income of consolidated
   subsidiaries ..............................................           519              2          1,058             47
Market value of donated securities ...........................          --              412           --              412
Realized losses on available for sale securities .............          --              (58)          --              (40)
(Increase) decrease in operating assets:
   Investments in securities .................................         6,827          2,048         15,503          1,887
   Investment advisory fees receivable .......................            34          3,257          1,268           (643)
   Receivables from affiliates ...............................          (966)          (613)           632            766
   Other receivables .........................................          (318)           738           (184)           258
   Receivable from brokers ...................................         3,686          1,922          2,761            (65)
   Income tax receivable .....................................          --            7,627           --           (3,252)
   Other assets ..............................................          (115)          (388)          (129)        (4,153)
Increase (decrease) in operating liabilities:
   Payable to brokers ........................................          --            2,631           --           (3,223)
   Income taxes payable ......................................        (7,702)          (536)        (2,682)        (4,377)
   Compensation payable ......................................         5,275          2,612          5,778          7,858
   Accrued expenses and other liabilities ....................          (645)           (77)           455         (1,782)
                                                                   ---------      ---------      ---------      ---------
Total adjustments ............................................         5,836         19,983         22,647         16,519
                                                                   ---------      ---------      ---------      ---------
Net cash (used in) provided by operating activities ..........        21,677         33,924         53,384         45,849
                                                                   ---------      ---------      ---------      ---------
Investing activities
Purchases of available for sale securities ...................          --             (456)          --             (558)
Proceeds from sales of available for sale securities .........          --              500           --              602
Distributions from partnerships and affiliates ...............           121          1,487          7,135         12,458
Investments in partnerships and affiliates ...................        (1,084)          (128)        (2,484)        (6,368)
                                                                   ---------      ---------      ---------      ---------
Net cash (used in) provided by investing activities ..........          (963)         1,403          4,651          6,134
                                                                   ---------      ---------      ---------      ---------
Financing activities
Purchase of minority stockholders' interest ..................           (67)          --             (106)          (273)
Proceeds from issuance of Mandatory convertible
 securities ..................................................          --             --             --           87,952
Repayment of note payable ....................................          --             --             --          (50,000)
Proceeds from exercise of stock options ......................          --            1,166           --            9,063
Purchase of mandatory convertible securities .................          --           (2,422)          --           (2,422)
Issuance (purchase) of treasury stock ........................             3         (2,228)          (852)        (5,822)
                                                                   ---------      ---------      ---------      ---------
Net cash(used in)provided by financing activities ............           (64)        (3,484)          (958)        38,498
                                                                   ---------      ---------      ---------      ---------
Net increase in cash and cash equivalents ....................        20,650         31,843         57,077         90,481
Cash and cash equivalents at beginning of period .............       105,698        364,085         69,271        305,447
                                                                   ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period ...................     $ 126,348      $ 395,928      $ 126,348      $ 395,928
                                                                   =========      =========      =========      =========


Supplemental disclosure of non-cash financing activity
Treasury stock exchanged for subsidiary stock held
by minority shareholders .....................................     $   3,368      $    --        $   3,368      $    --
                                                                   =========      =========      =========      =========
Net present value of forward purchase contract ...............     $    --        $   2,353      $    --        $   2,353
                                                                   =========      =========      =========      =========

See accompanying notes.

                GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

         At June 30, 2002 the market value of investments available for sale was $6.1 million. The change in market value, net of taxes, of $321,000 has been included in stockholders' equity.

         Proceeds from sales of investments available for sale were approximately $0.6 million for the period ended June 30, 2002. Gross gains on the sale of investments available for sale amounted to $58,000; gross losses on the sale of investments available for sale amounted to $19,000.

C. EARNINGS PER SHARE

    The computations of basic and diluted net income per share are as follows:

                                                  Three Months Ended       Six Months Ended
                                                        June 30,                June 30,
                                                    2001        2002        2001        2002
                                                  -------     -------     -------     -------
(in thousands, except per share amounts)
Basic:
Net income                                        $15,841     $13,941     $30,737     $29,330
                                                  =======     =======     =======     =======
Average shares outstanding                         29,527      30,222      29,517      30,083
                                                  =======     =======     =======     =======
Basic net income per share                        $  0.54     $  0.46     $  1.04     $  0.97
                                                  =======     =======     =======     =======

Diluted:
Net income                                        $15,841     $13,941     $30,737     $29,330
Add interest expense on convertible note, net
   of management fee and taxes                       --           913        --         1,825
                                                  -------     -------     -------     -------
Total                                             $15,841     $14,854     $30,737     $31,155
                                                  =======     =======     =======     =======

Average shares outstanding                         29,527      30,222      29,517      30,083
Dilutive stock options                                405         218         370         276
Assumed conversion of convertible note               --         1,887        --         1,887
                                                  -------     -------     -------     -------

Total                                              29,932      32,327      29,887      32,246
                                                  =======     =======     =======     =======
Diluted net income per share                      $  0.53     $  0.46     $  1.03     $  0.97
                                                  =======     =======     =======     =======

D. MANDATORY CONVERTIBLE SECURITIES (" FELINE PRIDES ")

         On February 6, 2002 the Company completed its public offering of 3.6 million mandatory convertible debt securities ("Feline PRIDES"). The securities are listed on the New York Stock Exchange under the symbol "GBL.I". Each Feline PRIDE initially consists of a unit referred to as an Income PRIDE that includes
(a) a purchase contract under which the holder will purchase shares of the Company's Class A Common Stock on February 17, 2005 and (b) senior notes due February 17, 2007 with a principal amount of $25 per share. The notes pay interest quarterly at a rate of 6% per year, which rate is expected to be reset on or about November 17, 2004. Each purchase contract obligates its holder to purchase, on February 17, 2005, newly issued shares of the Company's Class A Common Stock. The total number of shares to be issued will be between 1.9 million and 2.3 million, subject to adjustment in certain circumstances with the number of shares to be determined based upon the average trading price of Common Stock over a period preceding that date. In connection with the offering the Company received $90 million before underwriting and other expenses of approximately $3.1 million. For accounting purposes the net present value of the purchase contract adjustments and their related offering costs have been recorded as a reduction to additional paid in capital. Costs incurred in connection with the issuance of the senior notes are capitalized as deferred financing costs and amortized as an adjustment to interest expense over the term of the notes.

         On April 29, 2002 the Board of Directors approved the repurchase of up to 100,000 shares of the mandatory convertible securities from time to time in the open market. During the quarter ended June 30, 2002 the Company repurchased 99,500 shares at an average cost of $23.92 per share. A gain of approximately $112,000 attributable to the debt component of each Feline PRIDE repurchased has been included in other income.

         On June 26, 2002 the Board of Directors authorized the repurchase of an additional 100,000 shares.

E. STOCKHOLDERS' EQUITY

STOCK REPURCHASE PROGRAM

         In March 1999 the Board of Directors established the Stock Repurchase Program through which the Company is authorized to repurchase shares of its Class A Common Stock from time to time in the open market. During the second quarter of 2002, the Company repurchased 59,648 shares at an average cost of $37.34 per share bringing the total shares repurchased under the program in 2002 to 152,805 at an average cost of $38.08 per share. Since the inception of the program in March 1999 we have repurchased 725,705 shares at an average cost of $23.28 per share.

F. SUBSEQUENT EVENT

CONVERTIBLE NOTE

         On August 9, 2002 the Board of Directors authorized the Company to establish a collateral account, consisting of cash or securities totaling $103.0 million, to secure a letter of credit issued in favor of Cascade Investment LLC, the holder of the $100 million convertible note that was issued in a private placement on August 14, 2001. When this note was first issued to Cascade an affiliated entity put up the collateral and absorbed the cost of the letter of credit which was approximately 0.375% per annum. The Company will pay a fee of approximately $206,000 for the letter of credit which expires on August 14, 2003.

STOCK REPURCHASE PROGRAM

         On July 18, 2002 the Board of Directors raised the amount authorized to repurchase shares of the Company's Class A Common Stock by $5,000,000. On August 9, 2002 the Board further increased the amount authorized to repurchase shares by an additional $3,000,000.

         On August 9, 2002 the Board of Directors increased the number of shares of the Company's mandatory convertible securities which may be repurchased by an additional 200,000 shares.


STOCK OPTION ACCOUNTING

         On July 26, 2002 the Company announced that it will expense the cost of stock options issued beginning January 1, 2003 using the expense recognition guidance provided by SFAS No. 123, "Accounting for Stock-Based Compensation". The Company had previously accounted for stock options under the intrinsic value method in which compensation expense is recognized only if the exercise price of the stock option is less than the market price of the underlying stock on the date of grant. If the Company had initially elected to expense stock options under the fair value method of SFAS No. 123 the Company's diluted net income per share would have been reduced by $0.03 and $0.01 for the six months ended June 30, 2001 and 2002, respectively. For the three years ended December 31, 1999, 2000 and 2001 diluted net income per share would have been reduced by $0.04, $0.04 and $0.06, respectively.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Consolidated Results - Three Months Ended June 30:

                                                      (unaudited; in thousands, except per share data)
                                                       ----------------------------------------------
                                                             2001          2002       % CHANGE
                                                           --------      --------     --------
Revenues                                                   $ 57,017      $ 57,402         0.7
Expenses                                                     35,063        33,016        (5.8)
                                                           --------      --------
Operating income                                             21,954        24,386        11.1
Net investment income                                         5,648         1,144
Interest expense                                               (956)       (3,186)
                                                           --------      --------
Total other income (expense), net                             4,692        (2,042)
                                                           --------      --------
Income before taxes and minority interest                    26,646        22,344       (16.1)
Income tax provision                                         10,285         8,401

Minority interest                                               520             2
                                                           --------      --------
Net income                                                 $ 15,841      $ 13,941       (12.0)
                                                           ========      ========
Net income per share:
   Basic                                                   $   0.54      $   0.46       (14.8)
                                                           ========      ========
   Diluted                                                 $   0.53      $   0.46       (13.2)
                                                           ========      ========

Included in income before taxes and minority interest:

Depreciation and amortization                              $    187      $    216

Adjusted EBITDA(a)                                         $ 27,789      $ 25,746

(a) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and minority interest.

         Total revenues were $57.4 million in the second quarter of 2002 versus $57.0 million in the second quarter of 2001.

         Investment advisory and incentive fees, which comprise 84% of total revenues, were $48.4 million in the second quarter of 2002, $0.6 million or 1.3% higher than the $47.7 million reported in the second quarter of 2001. The increase in investment advisory and incentive fees was the result of increased revenues from our GAMCO institutional and high net worth business. GAMCO fees, which are generally billed based on asset levels at the beginning of a quarter, rose $3.0 million or 16.1% in the 2002 quarter as compared to the second quarter of 2001. This increase was largely offset by a 7.6% or $1.7 million decline in revenues from open-end equity mutual funds. Average assets under management in open-end equity funds during the second quarter of 2002 were $8.2 billion, 8.6% below the prior year's second quarter average of $8.9 billion. At June 30, 2002 assets in open-end equity funds were $7.4 billion, 18.0% lower than the prior year quarter end balance of $9.0 billion.

         Commissions were $3.7 million in the second quarter of 2002, up 2.8% from $3.6 million in the same period a year earlier largely due to an increase in overall trading volume.

         Distribution fees and other income were $5.4 million in the second quarter of 2002 versus $5.7 million in the second quarter of 2001. The decrease in distribution fees results from the decline in average assets managed in open-end equity mutual funds, which generate distribution fees under 12b-1 compensation plans.

         Total expenses were $33.0 million in the second quarter of 2002, a 5.8% decrease from total expenses of $35.1 million reported in the second quarter of 2001. Total expenses declined as a percentage of total revenues to 57.5% in 2002 from 61.5% in the prior year quarter. Compensation and related costs, which are largely variable in nature, was $22.3 million, 1.5% lower than the same period a year earlier. The decrease in compensation was principally due to lower incentive compensation accruals and costs associated with benefit programs. Management fee expense, which is totally variable and based on pretax income, was 16.1% lower at $2.5 million in the second quarter of 2002 versus $3.0 million in the second quarter of 2001. Other operating expenses were $8.2 million in the second quarter of 2002, a 13.1% reduction from the $9.5 million reported in the second quarter of 2001. Lower mutual fund administration and distribution costs and marketing costs comprised the largest components of expense reductions.

         Interest expense increased $2.2 million to $3.2 million in the second quarter of 2002 from $1.0 million in the second quarter of 2001. The increase reflects the issuance of two convertible securities, in August 2001 and February 2002, with proceeds totaling $190 million and is offset by the repayment of a $50 million note in the beginning of the 2002 quarter. Earnings from the firm's cash and investments were $1.1 million in the second quarter of 2002, lower by $4.5 million, or 79.7% than the second quarter of 2001 as higher average balances in the firm's investment accounts in 2002 were offset by lower interest rates.

         The estimated effective tax rate for the second quarter of 2002 was 37.6%, down from 38.6% in calendar 2001 as we benefit from lower state tax rates. In 2002, the New York State corporate tax rate was lowered to 9.0% from 9.5%. Minority interest was lower as a result of the share exchange program, completed in August 2001, through which we increased our ownership in Gabelli Securities, Inc. to 92% from 77%.

SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Consolidated Results - Six Months Ended June 30:

                                                       (unaudited; in thousands, except per share data)
                                                        ----------------------------------------------
                                                              2001           2002        % CHANGE
                                                           ---------      ---------      ---------
Revenues                                                   $ 115,361      $ 115,434           0.1
Expenses                                                      69,406         65,679          (5.4)
                                                           ---------      ---------
Operating income                                              45,955         49,755           8.3
Net investment income                                          7,715          3,237
Interest expense                                              (1,887)        (5,914)
                                                           ---------      ---------
Total other income (expense), net                              5,828         (2,677)
                                                           ---------      ---------
Income before taxes and minority interest                     51,783         47,078          (9.1)
Income tax provision                                          17,701         19,988

Minority interest                                              1,058             47
                                                           ---------      ---------
Net income                                                 $  30,737      $  29,330          (4.6)
                                                           =========      =========
Net income per share:
   Basic                                                   $    1.04      $    0.97          (6.7)
                                                           =========      =========
   Diluted                                                 $    1.03      $    0.97           5.8)
                                                           =========      =========

Included in income before taxes and minority interest:
Depreciation and amortization                              $     372      $     428

Adjusted EBITDA(a)                                         $  54,042      $  53,420

(a) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and minority interest.

         Total revenues were $115.4 million in both the first half of 2002 and 2001.

         Investment advisory and incentive fees, which comprise 84% of total revenues, were $97.2 million in the first half of 2002, $1.3 million or 1.4% higher than the $95.9 million reported in the first half of 2001. The increase in investment advisory and incentive fees was the result of increased revenues from our GAMCO institutional and high net worth business. GAMCO fees, which are generally billed based on asset levels at the beginning of a quarter, rose $5.7 million or 15.3% in the 2002 quarter as compared to the first half of 2001. This increase was largely offset by a 7.2%, or $3.3 million, decline in revenues from open-end equity mutual funds. Average assets under management in open-end equity funds during the first half of 2002 was $8.2 billion, 8.3% below the prior year's first half average of $9.0 billion.

         Commissions were $7.6 million in the first half of 2002, a decrease of 4.4% from $8.0 million in the same period a year earlier largely due to lower overall trading volume.

         Distribution fees and other income were $10.6 million in the first half of 2002 versus $11.5 million in the first half of 2001. A 7.7% decrease in distribution fees resulted from the 8.3% decline in average assets managed in open-end equity mutual funds.

         Total expenses were $65.7 million in the first half of 2002, a 5.4% decrease from total expenses of $69.4 million reported in the first half of 2001. Total expenses declined as a percentage of total revenues to 56.9% in 2002 from 60.2% in the prior year quarter. Compensation and related costs, which are largely variable in nature, were $44.7 million, 2.2% lower than the same period a year earlier. The decrease in compensation was principally due to lower incentive compensation accruals and costs associated with benefit programs. Management fee expense, which is totally variable and based on pretax income, was 9.1% lower at $5.2 million in the first half of 2002 versus $5.8 million in the first half of 2001. Other operating expenses were $15.7 million in the first half of 2002 a 12.2% reduction from the $17.9 million reported in the first half of 2001. Lower mutual fund administration and distribution costs and marketing costs comprised the largest components of expense reductions.

         Interest expense increased $4.0 million to $5.9 million in the first half of 2002 from $1.9 million in the first half of 2001. The increase reflects the issuance of two convertible securities, in August 2001 and February 2002, with proceeds totaling $190 million and is offset by the repayment of a $50 million note in the beginning of the 2002 quarter. Earnings from the firm's cash and investments were $3.2 million in the first half of 2002, lower by $4.5 million, or 58.0% than the first half of 2001 as higher average balances in the firm's investment accounts in 2002 were offset by lower interest rates.

         The estimated effective tax rate for the first half of 2002 was 37.6%, down from 38.6% in calendar 2001. Minority interest was lower as a result of the share exchange program, completed in August 2001, through which we increased our ownership in Gabelli Securities, Inc. to 92% from 77%.

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

         Summary cash flow data is as follows:

                                                                                    Six Months Ended June 30,
                                                                                ----------------------------------
                                                                                   2001                    2002
                                                                                -----------            -----------
              Cash flows provided by (used in):                                           (in thousands)
                 Operating activities                                           $    53,384            $    45,849
                 Investing activities                                                 4,651                  6,134
                 Financing activities                                                  (958)                38,498
                                                                                -----------            -----------
                 Increase                                                            57,077                 90,481
                 Cash and cash equivalents at beginning of period                    69,271                305,447
                                                                                -----------            -----------
                 Cash and cash equivalents at end of period                     $   126,348            $   395,928
                                                                                ===========            ===========

         Cash requirements and liquidity needs have historically been met through cash generated by operating activities and through the Company's borrowing capacity. During the first quarter of 2002 Moody's Investors Services issued an investment grade rating to the Company. Together with a prior rating from Standard & Poors Rating Services, the Company possesses investment grade ratings from two large, well respected ratings agencies. The addition of investment grade ratings serves to expand our ability to attract both public and private capital. In February 2002, the Company completed a $90 million offering of 3.6 million mandatory convertible debt securities. Total debt at June 30, 2002 was $187.5 million, consisting of a $100 million convertible note and $87.5 million in mandatory convertible debt securities. At June 30, 2002, the Company had total cash and investments of $509.8 million, an increase of $82.2 million from December 31, 2001. On August 14, 2002 the Company established a collateral account, consisting of cash or securities totaling $103.0 million, to secure a letter of credit issued in favor of Cascade Investment LLC, the holder of the $100.0 million convertible note. The letter of credit expires on August 14, 2003.

         Cash provided by operating activities was $45.8 million in the first half of 2002 principally resulting from $29.3 million in net income and offset by changes in other assets and liabilities. Cash provided by operating activities was $53.4 million in the first half of 2001 principally resulting from $30.7 million in net income and decreases in investments in securities and various receivables of $15.5 million and $4.5 million, respectively.

         Cash provided by investing activities, related to investments in and distributions from partnerships and affiliates, was $6.1 million and $4.7 million in the first half of 2002 and 2001, respectively.

         Cash provided by financing activities in the first half of 2002 was $38.5 million. The increase in cash results from the issuance of $90 million of mandatory convertible debt securities before offering expenses and $9.1 million from the exercise of stock options less the repayment of a $50 million note payable and $5.8 million used to repurchase 152,805 shares of our Class A Common Stock under the Company's Stock Repurchase Program. The exercise of non-qualified stock options and the repayment of the note payable during the first half of 2002 will generate cash tax savings of $4.1 million and $19.8 million, respectively, which has been included in income tax receivable. Cash used in financing activities in the first half of 2001 was $1.0 million, primarily from the purchase of treasury stock.

         Based upon the Company's current level of operations and its anticipated growth, the Company expects that its current cash balances plus cash flows from operating activities and its borrowing capacity will be sufficient to finance its working capital needs for the foreseeable future. The Company has no material commitments for capital expenditures.

         Gabelli & Company is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. At June 30, 2002, Gabelli & Company had net capital, as defined, of approximately $12.5 million, exceeding the regulatory requirement by approximately $12.2 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

MARKET RISK

         The Company is subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. The Company's exposure to market risk is directly related to its role as financial intermediary and advisor for assets under management in its mutual funds, institutional and separate accounts business and its proprietary trading activities. At June 30, 2002, the Company's primary market risk exposure was for changes in equity prices and interest rates. Included in investments in securities of $53.8 million at June 30, 2002 were investments in Treasury Bills and Notes of $1.6 million, in mutual funds, largely invested in equity products, of $38.4 million, a diverse selection of common stocks totaling $10.9 million and other investments of approximately $2.9 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, the Company may alter its investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. Approximately $5.4 million of the $10.9 million invested in common stocks at June 30, 2002, represents the Company's participation in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. These transactions involve announced deals with agreed upon terms and conditions, including pricing, which generally involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

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

RECENT ACCOUNTING DEVELOPMENTS

         On July 26, 2002 the Company announced it will expense the cost of stock options issued beginning January 1, 2003 using the expense recognition guidance provided by SFAS No. 123, "Accounting for Stock-Based Compensation". The Company had previously elected to account for stock options using the intrinsic value method in which compensation expense is only recognized if the exercise price of the option is less than the market price of the underlying stock on the date of grant. The company does not expect the change to the fair value method of expensing options to have a material impact on its financial position or its results of operations.

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

FORWARD-LOOKING INFORMATION

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

PART II:  OTHER INFORMATION

         ITEM 4.           Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of Stockholders of Gabelli Asset Management Inc. was held in Greenwich, Connecticut on May 21, 2002. At that meeting, the stockholders considered and acted upon the following proposals:

                  A. THE ELECTION OF DIRECTORS. The stockholders elected the following individuals to serve as directors until the 2003 annual meeting of stockholders and until their respective successors are duly elected and qualified. All the directors were elected with more than 99.7% of the total votes cast.

                           Raymond C. Avansino, Jr.
                           John C. Ferrara
                           Mario J. Gabelli
                           Paul B. Guenther
                           Eamon M. Kelly
                           Karl Otto Pohl

                  B. APPROVAL OF THE 2002 STOCK AWARD AND INCENTIVE PLAN (the "Plan"). The stockholders approved the Plan which authorizes grants of stock options, stock appreciation rights, stock awards, performance shares and stock units. The Plan was approved with more than 99.8% of the total votes cast.

         ITEM 6.           (a)      Exhibits

                                    Exhibits 99.1. Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    Exhibits 99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                           (b)      Reports on Form 8-K.

                                    The Company did not file any reports on Form
                                    8-K during the three months ended June 30, 2002.
         SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GABELLI ASSET MANAGEMENT INC.
                                      -----------------------------
                                              (Registrant)


         AUGUST 14, 2002              /s/ Robert S. Zuccaro
         ----------------             ----------------------------
              Date                    Robert S. Zuccaro
                                      Vice President and Chief Financial Officer