Form 10-Q
period 2002-09-30
GABELLI ASSET MANAGEMENT INC
filed 2002-11-15
CIK 1060349

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                            Commission File No. 1-106


                          GABELLI ASSET MANAGEMENT INC.
             (Exact name of Registrant as specified in its charter)


              New York                                       13-4007862
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)


   One Corporate Center, Rye, New York                          10580
 (Address of principal executive offices)                    (Zip Code)

                                  (914)921-3700
               Registrant's telephone number, including area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

              Class                              Outstanding at October 31, 2002
------------------------------------             -------------------------------
Class A Common Stock, .001 par value                        6,681,901
Class B Common Stock, .001 par value                       23,450,000
================================================================================

                                      INDEX

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations:
          Three months ended September 30, 2001 and 2002
          Nine months ended September 30, 2001 and 2002

          Condensed Consolidated Statements of Financial Condition:
          September 30, 2002
          December 31, 2001 (Audited)

          Condensed Consolidated Statements of Cash Flows:
          Three months ended September 30, 2001 and 2002
          Nine months ended September 30, 2001 and 2002

          Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and
          Qualitative Disclosures about Market Risk)

Item 4.   Controls and Procedures

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)

                                                           Three Months Ended
                                                              September 30,
                                                         ----------------------
                                                           2001          2002
                                                         --------      --------
Revenues
  Investment advisory and incentive fees. . . . . . .    $ 47,297      $ 39,707
  Commission revenue. . . . . . . . . . . . . . . . .       3,145         3,199
  Distribution fees and other income. . . . . . . . .       5,679         4,414
                                                         --------      --------
     Total revenues . . . . . . . . . . . . . . . . .      56,121        47,320

Expenses
  Compensation and related costs. . . . . . . . . . .      22,673        17,474
  Management fee. . . . . . . . . . . . . . . . . . .       2,732         2,055
  Other operating expenses. . . . . . . . . . . . . .       8,126         7,571
                                                         --------      --------
     Total expenses . . . . . . . . . . . . . . . . .      33,531        27,100

Operating income. . . . . . . . . . . . . . . . . . .      22,590        20,220

Other income (expense)
  Net gain (loss) from investments. . . . . . . . . .       1,220          (390)
  Interest and dividend income. . . . . . . . . . . .       2,522         1,720
  Interest expense. . . . . . . . . . . . . . . . . .      (1,741)       (3,057)
                                                         --------      --------
     Total other income (expense), net  . . . . . . .       2,001        (1,727)
                                                         --------      --------

Income before income taxes and minority interest. . .      24,591        18,493
  Income tax provision. . . . . . . . . . . . . . . .       9,493         6,954
  Minority interest. . . . . . .  . . . . . . . . . .         152            46
                                                         --------      --------
    Net income.  . . . . .  . . . . . . . . . . . . .    $ 14,946      $ 11,493
                                                         ========      ========
Net income per share:
  Basic . . . . . . . . . . . . . . . . . . . . . . .    $   0.50      $   0.38
                                                         ========      ========
  Diluted . . . . . . . . . . . . . . . . . . . . . .    $   0.49      $   0.38
                                                         ========      ========
Weighted average shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . . . . . .      29,748        30,141
                                                         ========      ========
  Diluted . . . . . . . . . . . . . . . . . . . . . .      31,142        30,296
                                                         ========      ========

                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)

                                                           Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                           2001          2002
                                                         --------      --------
Revenues
  Investment advisory and incentive fees. . . . . . .    $143,202      $136,923
  Commission revenue. . . . . . . . . . . . . . . . .      11,112        10,812
  Distribution fees and other income. . . . . . . . .      17,168        15,019
     Total revenues . . . . . . . . . . . . . . . . .     171,482       162,754
Expenses
  Compensation and related costs. . . . . . . . . . .      68,405        62,195
  Management fee. . . . . . . . . . . . . . . . . . .       8,486         7,286
  Other operating expenses. . . . . . . . . . . . . .      26,046        23,928
     Total expenses . . . . . . . . . . . . . . . . .     102,937        92,779

Operating income. . . . . . . . . . . . . . . . . . .      68,545        69,975
Other income (expense)
  Net gain (loss)from investments . . . . . . . . . .       4,462          (312)
  Interest and dividend income. . . . . . . . . . . .       6,995         4,879
  Interest expense. . . . . . . . . . . . . . . . . .      (3,628)       (8,971)
     Total other income (expense), net. . . . . . . .       7,829        (4,404)
Income before income taxes and minority interest. . .      76,374        65,571
  Income tax provision. . . . . . . . . . . . . . . .      29,481        24,655
  Minority interest. . . . . . .  . . . . . . . . . .       1,210            93
    Net income. . . . . . . . . . . . . . . . . . . .    $ 45,683      $ 40,823

Net income per share:
  Basic . . . . . . . . . . . . . . . . . . . . . . .    $   1.54      $   1.36
                                                         ========      ========
  Diluted . . . . . . . . . . . . . . . . . . . . . .    $   1.52      $   1.35
                                                         ========      ========
Weighted average shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . . . . . .      29,595        30,102
                                                         ========      ========
  Diluted . . . . . . . . . . . . . . . . . . . . . .      30,310        30,337
                                                         ========      ========
                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)

                                                    December 31,  September 30,
                                                        2001          2002
                                                    -----------   -----------
ASSETS

Cash and cash equivalents (Note B). . . . . . . .   $   305,447   $   316,351
Investments in securities . . . . . . . . . . . .        56,293       152,709
Investments in partnerships and affiliates. . . .        65,838        52,894
Receivable from brokers . . . . . . . . . . . . .            36         1,052
Investment advisory fees receivable . . . . . . .        14,651        13,767
Deferred income taxes, net. . . . . . . . . . . .        18,661           939
Other assets. . . . . . . . . . . . . . . . . . .        25,468        26,271
                                                    -----------   -----------
     Total assets . . . . . . . . . . . . . . . .   $   486,394   $   563,983
                                                    ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable. . . . . . . . . . . . . . . . . . .   $    50,000   $      --
Income taxes payable. . . . . . . . . . . . . . .         4,733         4,153
Capital lease obligation. . . . . . . . . . . . .         3,492         3,449
Payable to brokers. . . . . . . . . . . . . . . .         8,554         4,245
Compensation payable. . . . . . . . . . . . . . .        21,183        28,395
Accrued expenses and other liabilities. . . . . .        15,524        15,014
                                                    -----------   -----------
     Total liabilities. . . . . . . . . . . . . .       103,486        55,256

6% Convertible note . . . . . . . . . . . . . . .       100,000       100,000
6.95% Mandatory convertible securities. . . . . .          --          84,748

Minority interest . . . . . . . . . . . . . . . .         7,611         7,432

Stockholders' equity. . . . . . . . . . . . . . .       275,297       316,547
                                                    -----------   -----------
Total liabilities and stockholders' equity. . . .   $   486,394   $   563,983
                                                    ===========   ===========

                            See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                         Three Months Ended      Nine Months Ended
                                                            September 30,           September 30,
                                                        --------------------------------------------
                                                          2001        2002        2001        2002
                                                        --------    --------    --------    --------
OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . .     $ 14,946    $ 11,493    $ 45,683    $ 40,823
Adjustments to reconcile net income to net cash
  provided by (used in)operating activities:
Equity in earnings(losses)from partnerships and
  affiliates  . . . . . . . . . . . . . . . . . . .          370         (94)     (1,617)       (439)
Depreciation and amortization . . . . . . . . . . .          189         242         561         670
Deferred income tax asset . . . . . . . . . . . . .         (626)        --         (824)     18,661
Tax benefit from exercise of stock options. . . . .          --           34         --        4,116
Minority interest in net income of consolidated
   subsidiaries . . . . . . . . . . . . . . . . . .          152          46       1,210          93
Market value of donated securities. . . . . . . . .          --          --          --          412
Realized losses on available for sale securities. .          --          --          --          (40)
(Increase) decrease in operating assets:
   Investments in securities. . . . . . . . . . . .       63,592     (99,323)     79,095     (97,436)
   Investment advisory fees receivable. . . . . . .         (229)      1,527       1,039         884
   Receivables from affiliates. . . . . . . . . . .         (376)        924         256       1,690
   Other receivables. . . . . . . . . . . . . . . .         (284)        272        (468)        530
   Receivable from brokers. . . . . . . . . . . . .        1,092        (952)      3,853      (1,017)
   Income tax receivable  . . . . . . . . . . . . .          --        2,313         --         (939)
   Other assets . . . . . . . . . . . . . . . . . .         (219)        459        (348)     (3,694)
Increase (decrease) in operating liabilities:
   Payable to brokers . . . . . . . . . . . . . . .        1,677      (1,088)      1,677      (4,309)
   Income taxes payable . . . . . . . . . . . . . .        8,230       4,080       5,548        (297)
   Compensation payable . . . . . . . . . . . . . .        5,271        (561)     11,049       7,297
   Accrued expenses and other liabilities . . . . .        1,192      (1,119)      1,647      (2,903)
                                                        --------    --------    --------    --------
Total adjustments . . . . . . . . . . . . . . . . .       80,031     (93,240)    102,678     (76,721)
                                                        --------    --------    --------    --------
Net cash provided by(used in)operating activities .       94,977     (81,747)    148,361     (35,898)
                                                        --------    --------    --------    --------

INVESTING ACTIVITIES
Purchases of available for sale securities. . . . .          --         (243)        --         (801)
Proceeds from sales of available for sale
  securities  . . . . . . . . . . . . . . . . . . .          --          --          --          602
Distributions from partnerships and affiliates. . .       13,954       8,039      21,089      20,497
Investments in partnerships and affiliates. . . . .      (26,900)       (745)    (29,384)     (7,113)
                                                        --------    --------    --------    --------
Net cash (used in)provided by investing activities.      (12,946)      7,051      (8,295)     13,185
                                                        --------    --------    --------    --------

FINANCING ACTIVITIES
Purchase of minority stockholders' interest . . . .           (6)        --         (112)       (273)
Issuance of Mandatory convertible securities. . . .          --         (214)        --       87,738
Issuance of Convertible note payable. . . . . . . .      100,000         --      100,000         --
Repayment of note payable . . . . . . . . . . . . .          --          --          --      (50,000)
Proceeds from exercise of stock options . . . . . .          --          109         --        9,172
Purchase of Mandatory convertible securities. . . .          --       (2,693)        --       (5,115)
Purchase of treasury stock . . . . . . . .  . . . .         (440)     (2,083)     (1,292)     (7,905)
                                                        --------    --------    --------    --------
Net cash provided by(used in)financing activities .       99,554      (4,881)     98,596      33,617
                                                        --------    --------    --------    --------
Net increase(decrease)in cash and cash equivalents.      181,585     (79,577)    238,662      10,904
Cash and cash equivalents at beginning of period. .      126,348     395,928      69,271     305,447
                                                        --------    --------    --------    --------
Cash and cash equivalents at end of period. . . . .     $307,933    $316,351    $307,933    $316,351
                                                        ========    ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
Treasury stock exchanged for subsidiary stock
  held by minority shareholders . . . . . . . . . .     $  8,146    $    --     $ 11,514    $    --
                                                        ========    ========    ========    ========
Net present value of forward purchase contract. . .     $    --     $  2,353    $    --     $  2,353
                                                        ========    ========    ========    ========
Securities reclassified to available for sale . . .     $ 14,278    $    --     $ 14,278    $    --
                                                        ========    ========    ========    ========

                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

A. BASIS OF PRESENTATION

     The unaudited interim condensed consolidated financial statements of Gabelli Asset Management Inc. (the "Company") included herein have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

     In preparing the unaudited interim condensed consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

     These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, from which the accompanying Condensed Consolidated Statement of Financial Condition was derived.

     Certain items previously reported have been reclassified to conform to the current year's financial statement presentation.

B. RESTRICTED CASH

     On August 9, 2002 the Board of Directors authorized the Company to establish a collateral account, consisting of cash or securities totaling $103.0 million, to secure a letter of credit issued in favor of Cascade Investment LLC, the holder of the $100 million convertible note that was issued in a private placement on August 14, 2001. The Company will pay a fee of approximately $206,000 for the letter of credit, which expires on August 14, 2003. At that time the collateral account will be closed and any cash or securities held will be available for general corporate use.

C. INVESTMENT IN SECURITIES

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

     At September 30, 2002 the market value of investments available for sale was $5.7 million. This loss in market value, net of taxes, of $646,000 has been included in stockholders' equity.

     Proceeds from sales of investments available for sale were approximately $0.6 million for the period ended September 30, 2002. Gross gains on the sale of investments available for sale amounted to $58,000; gross losses on the sale of investments available for sale amounted to $18,000.

D. EARNINGS PER SHARE

     The computations of basic and diluted net income per share are as follows:

                                                     Three Months Ended            Nine Months Ended
                                                         September 30,               September 30,
                                                   -----------------------     -----------------------
(in thousands, except per share amounts)              2001          2002          2001          2002
                                                   ---------     ---------     ---------     ---------
Basic:
Net income                                         $  14,946     $  11,493     $  45,683     $  40,823
                                                   =========     =========     =========     =========
Average shares outstanding                            29,748        30,141        29,595        30,102
                                                   =========     =========     =========     =========
Basic net income per share                         $    0.50     $    0.38     $    1.54     $    1.36
                                                   =========     =========     =========     =========
Diluted:
Net income                                         $  14,946     $  11,493     $  45,683     $  40,823
Add interest expense on convertible note,
  net of management fee and taxes                        467           --            467           --
                                                   ---------     ---------     ---------     ---------
Total                                              $  15,413     $  11,493     $  46,150     $  40,823
                                                   =========     =========     =========     =========
Average shares outstanding                            29,748        30,141        29,595        30,102
Dilutive stock options                                   430           155           390           235
Assumed conversion of convertible note                   964           --            325           --
                                                   ---------     ---------     ---------     ---------
Total                                                 31,142        30,296        30,310        30,337
                                                   =========     =========     =========     =========
Diluted net income per share                       $    0.49     $    0.38     $    1.52     $    1.35
                                                   =========     =========     =========     =========

For the three and nine months ended September 30, 2002 the assumed conversion of the convertible note would be anti-dilutive and, accordingly, has not been used in the computation of the weighted average diluted shares.

E. MANDATORY CONVERTIBLE SECURITIES ("Feline PRIDES")

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

     During the second quarter of 2002 the Board of Directors approved the repurchase of up to 200,000 shares of the mandatory convertible securities from time to time in the open market. On August 9, 2002 the Board of Directors increased the number of shares authorized to be repurchased by an additional 200,000. During the third quarter of 2002 the Company repurchased 110,600 shares at an average cost of $18.57 per share. For the nine months ended September 30, 2002 the Company has repurchased 210,100 shares at an average cost of $21.10 per share. A gain attributable to the debt component of each Feline PRIDE repurchased totaling approximately

$501,000 and $613,000 for the quarter and nine months ended September 30, 2002, respectively, has been included in other income (expense), net.


F. STOCKHOLDERS' EQUITY

STOCK REPURCHASE PROGRAM

     In March 1999 the Board of Directors established the Stock Repurchase Program through which the Company is authorized to repurchase shares of its Class A Common Stock from time to time in the open market. During the third quarter of 2002, the Company repurchased 67,392 shares at an average cost of $30.89 per share bringing the total shares repurchased under the program in 2002 to 220,197 at an average cost of $35.88 per share. Since the inception of the program in March 1999 the Company has repurchased 793,097 shares at an average cost of $23.93 per share.

     On August 9, 2002 the Board of Directors raised the amount authorized to repurchase shares of the Company's Class A Common Stock by $3.0 million. At September 30, 2002 the total amount available to repurchase shares under the program was $4.9 million.


G. SUBSEQUENT EVENT

     On November 4, 2002 the Company entered into an agreement to acquire the business and operations of Woodland Partners LLC ("Woodland"), a Minneapolis-based equity investment adviser managing more than $250 million for institutional, high net worth and mutual fund clients. The acquisition of Woodland adds to the Company's portfolio management and research expertise in the small cap sector and provides a sales and marketing office in the Minneapolis area. The results of Woodland will be included in the Company's consolidated results of operations from the date of acquisition. The impact of this acquisition is not material in relation to the Company's results of operations and, accordingly, no pro forma information is presented.

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

     The Company's revenues are largely based on the level of assets under management in its business as well as the level of fees associated with its various investment products. Growth in revenues generally depends on good investment performance and the ability to attract additional investors while maintaining current fee levels. The Company's largest source of revenues is investment advisory fees which are based on the amount of assets under management in its Mutual Funds, Separate Accounts and Alternative Investment Partnerships. Revenues derived from the equity oriented portfolios generally have higher management fee rates than fixed income portfolios.

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Consolidated Results - Three Months Ended September 30:

                                                  (unaudited; in thousands,
                                                   except per share data)
                                               ------------------------------
                                                 2001       2002      %Change
                                               -------    -------     -------
Revenues                                       $56,121    $47,320     (15.7%)
Expenses                                        33,531     27,100      (19.2)
                                               -------    -------
Operating income                                22,590     20,220      (10.5)
Investment income, net                           3,742      1,330      (64.5)
Interest expense                                (1,741)    (3,057)      75.6
                                               -------    -------
Total other income (expense), net                2,001     (1,727)
                                               -------    -------
Income before taxes and minority interest       24,591     18,493      (24.8)
Income tax provision                             9,493      6,954
Minority interest                                  152         46
                                               -------    -------
Net income                                     $14,946    $11,493      (23.1)
                                               =======    =======
Net income per share:
  Basic                                        $  0.50    $  0.38      (24.0)
                                               =======    =======
  Diluted                                      $  0.49    $  0.38      (22.4)
                                               =======    =======
Included in income before taxes and
  minority interest:
Depreciation and amortization                  $   189    $   243

Adjusted EBITDA(a)                             26,521    $21,793

(a) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and minority interest.

     Total revenues were $47.3 million in the third quarter of 2002 versus $56.1 million in the third quarter of 2001.

     Investment advisory and incentive fees, which comprise 83.9% of total revenues, was $39.7 million in the third quarter of 2002, $7.6 million or 16.0% lower than the $47.3 million reported in the third quarter of 2001. The decrease in investment advisory and incentive fees was principally the result of lower revenues reported from our GAMCO institutional and high net worth business and from the open-end equity mutual funds. GAMCO fees, which are generally billed based on asset levels at the beginning of a quarter, declined $2.2 million or 11.3% in the 2002 quarter as compared to the third quarter of 2001. Revenues from open-end equity mutual funds decreased $4.2 million or 19.3% from the prior year as average assets under management in open-end equity funds declined to $6.7 billion, 20.1% below the prior year's third quarter average of $8.4 billion. At September 30, 2002 assets in open-end equity funds were $6.2 billion, 16.3% lower than the prior year quarter end balance of $7.4 billion.

     Commissions were $3.2 million in the third quarter of 2002, up 1.7% from $3.1 million in the same period a year earlier largely due to an increase in overall trading volume.

     Distribution fees and other income were $4.4 million in the third quarter of 2002 versus $5.7 million in the third quarter of 2001. The decrease in distribution fees results from the decline in average assets managed in open-end equity mutual funds, which generate distribution fees under 12b-1 compensation plans.

     Total expenses were $27.1 million in the third quarter of 2002, a 19.2% decrease from total expenses of $33.5 million reported in the third quarter of 2001. Total expenses declined as a percentage of total revenues to 57.3% in 2002 from 59.7% in the prior year. Compensation and related costs, which are largely variable, was $17.5 million, 22.9% lower than the same period a year earlier. The decrease in compensation was principally due to lower incentive compensation and costs associated with benefit programs. The 2002 quarter further benefited from a reversal of $1.0 million in bonus incentive accruals recorded earlier in the year. Management fee expense, which is totally variable and based on pretax income, was 24.8% lower at $2.1 million in the third quarter of 2002 versus $2.7 million in the third quarter of 2001. Other operating expenses were $7.6 million in the third quarter of 2002, 6.8% lower than the $8.1 million reported in the third quarter of 2001. Lower mutual fund administration and distribution costs comprised the largest components of expense reductions.

     Investment income was $1.3 million in the third quarter of 2002 down $2.4 million, or 64.5% from $3.7 million reported in the third quarter of 2001. During the quarter the Company repurchased 110,600 shares of the mandatory convertible debt securities at an average price of $18.57 per share resulting in a gain of $0.5 million. Interest expense increased $1.3 million to $3.1 million in the third quarter of 2002 from $1.7 million in the prior year quarter. The increase in interest expense reflects the issuance of two convertible securities, in August 2001 and February 2002, with proceeds totaling $190 million and is offset by the repayment of a $50 million note in the beginning of the first quarter of 2002. The impact of the negative swing on other income reduced results by $0.07 per diluted share.

     The estimated effective tax rate for the third quarter of 2002 was 37.6%, down from 38.6% in calendar 2001 as the Company benefits from lower state income tax rates. In 2002, the New York State corporate tax rate was lowered to 9.0% from 9.5%. Minority interest was lower as a result of the share exchange program, completed in August 2001, through which the Company increased its ownership in Gabelli Securities, Inc. to 92% from 77%.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Consolidated Results - Nine Months Ended September 30:

                                                    (unaudited; in thousands,
                                                     except per share data)
                                                -------------------------------
                                                  2001        2002      %Change
                                                --------    --------    -------
Revenues                                        $171,482    $162,754       (5.1)
Expenses                                         102,937      92,779       (9.9)
                                                --------    --------
Operating income                                  68,545      69,975        2.1
Investment income, net                            11,457       4,567      (60.1)
Interest expense                                  (3,628)     (8,971)     147.3
                                                --------    --------
Total other income (expense), net                  7,829      (4,404)
                                                --------    --------
Income before taxes and minority interest         76,374      65,571      (14.1)
Income tax provision                              29,481      24,655
Minority interest                                  1,210          93
                                                --------    --------
Net income                                      $ 45,683    $ 40,823      (10.6)
                                                ========    ========
Net income per share:
   Basic                                        $   1.54    $   1.36      (11.7)
                                                ========    ========
   Diluted                                      $   1.52    $   1.35      (11.2)
                                                ========    ========
Included in income before taxes and minority
  interest:
Depreciation and amortization                   $    561       $670

Adjusted EBITDA(a)                              $ 80,563    $75,212

(a) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and minority interest.

     Total revenues were $162.8 million in the first nine months of 2002 versus $171.5 million in the first nine months of 2001.

     Investment advisory and incentive fees were $136.9 million in the first nine months of 2002, $6.3 million or 4.4% lower than the $143.2 million reported in the first nine months of 2001. Revenues from open end mutual funds declined $7.5 million or 11.1% as average assets in open end equity mutual funds were down 12.4% compared to the prior year period. Revenues from our closed end mutual funds were down $1.9 million or 16.3% as the average assets in these funds declined 17.3% over the first nine months of 2002. GAMCO fees increased $3.6 million or 6.4% from the same period a year earlier. Revenues from alternative investments were down $0.5 million as the increase in management fees of $0.6 million on higher levels of assets under management was offset by lower performance fees.

     Commissions were $10.8 million in the first nine months of 2002, a decrease of 2.7% from $11.1 million in the same period a year earlier largely due to lower overall trading volume.

     Distribution fees and other income were $15.0 million in the first nine months of 2002 versus $17.2 million in the first nine months of 2001. A 12.5% decrease in distribution fees resulted from the 12.4% decline in average assets managed in open-end equity mutual funds which have 12b-1 compensation plans.

     Total expenses were $92.8 million in the first nine months of 2002, a 9.9% decrease from total expenses of $102.9 million reported in the first nine months of 2001. Total expenses declined as a percentage of total revenues to 57.0% in 2002 from 60.0% in the prior year quarter. Compensation and related costs was $62.2 million, 9.1% lower than the same period a year earlier. The decrease in compensation was principally due to lower incentive compensation, the reversal, in the third quarter, of $1.0 million in incentive bonus accruals and lower costs associated with benefit programs. Management fee expense, which is totally variable and based on pretax income, was 14.1% lower at $7.3 million for the first nine months of 2002 versus $8.5 million in the prior year period. Other operating expenses were $23.3 million a 10.6% reduction from the $26.0 million reported in the first nine months of 2001. Lower mutual fund administration and distribution costs and corporate-wide marketing costs were the largest components of expense reductions.

     Investment income was $4.6 million in 2002 down $6.9 million from $11.5 million reported in the comparable period of 2001. Interest expense increased $5.4 million to $9.0 million in 2002 from $3.6 million in the prior year quarter. The increase in interest expense reflects the issuance of two convertible securities, in August 2001 and February 2002, with proceeds totaling $190 million and is offset by the repayment of a $50 million note in the beginning of the first quarter of 2002.

     The estimated effective tax rate for the first nine months of 2002 was 37.6%, down from 38.6% in calendar 2001as the Company benefits from lower state tax rates. Minority interest was lower as a result of the share exchange program, completed in August 2001, through which the Company increased its ownership in Gabelli Securities, Inc. to 92% from 77%.

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

  Summary cash flow data is as follows:
                                                           Nine Months Ended
                                                             September 30,
                                                        ----------------------
                                                           2001         2002
                                                        ---------    ---------
  Cash flows provided by (used in):                         (in thousands)
     Operating activities                               $ 148,361    $ (35,898)
     Investing activities                                  (8,295)      13,185
     Financing activities                                  98,596       33,617
                                                        ---------    ---------
     Increase                                             238,662       10,904
     Cash and cash equivalents at beginning of period      69,271      305,447
                                                        ---------    ---------
     Cash and cash equivalents at end of period         $ 307,933    $ 316,351
                                                        =========    =========

     Cash requirements and liquidity needs have historically been met through cash generated by operating activities and through the Company's borrowing capacity. The Company has received investment grade ratings from both Moody's Investors Services and Standard & Poor's Rating Services. The addition of investment grade ratings serves to expand our ability to attract both public and private capital. In February 2002, the Company completed a $90 million offering of 3.6 million mandatory convertible debt securities. Total debt at September 30, 2002 was $184.7 million, consisting of a $100 million convertible note and $84.7 million in mandatory convertible debt securities. At September 30, 2002, the Company had total cash and investments of $522.0 million, an increase of $94.4 million from December 31, 2001. On August 14, 2002 the Company established a collateral account, consisting of cash and cash equivalents totaling $103.0 million, to secure a letter of credit issued in favor of Cascade Investment LLC, the holder of the $100.0 million convertible note. The letter of credit expires on August 14, 2003. Cash and securities held in the collateral account are restricted from other uses until the date of expiration.

     Cash used by operating activities was $35.9 million in the first nine months of 2002 principally resulting from an increase in investments in securities of $97.4 million offset by $40.8 million in net income. Cash provided by operating activities was $148.4 million in the nine months of 2001 principally resulting from $45.7 million in net income and a decrease in investments in securities of $79.1 million.

     Cash provided by investing activities, related to investments in and distributions from partnerships and affiliates, was $13.2 million in the first nine months of 2002. Cash used in investing activities, related to investments in and distributions from partnerships and affiliates, was $8.3 million in the nine months of 2001.

     Cash provided by financing activities in the first nine months of 2002 was $33.6 million. The increase in cash primarily results from the issuance of $87.7 million, net of expenses, of mandatory convertible debt securities less the repayment of a $50 million note payable. Other significant financing activities which provided cash includes the $9.2 million received from the exercise of non-qualified stock options which further generated cash tax savings of $4.1 million. Other significant financing activities which used cash included $7.9 million to repurchase 220,197 shares of our Class A Common Stock and $5.1 million to repurchase 210,100 shares of the mandatory convertible securities under the Company's respective Stock Repurchase Programs. Cash provided by financing activities in the nine months of 2001 was $98.6, principally through the issuance of a ten year $100 million, 6.5% convertible note.

     Based upon the Company's current level of operations and its anticipated growth, the Company expects that its current cash balances plus cash flows from operating activities and its borrowing capacity will be sufficient to finance its working capital needs for the foreseeable future. The Company has no material commitments for capital expenditures.

     Gabelli & Company is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. At September 30, 2002, Gabelli & Company had net capital, as defined, of approximately $13.1 million, exceeding the regulatory requirement by approximately $12.8 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

MARKET RISK

     The Company is subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. The Company's exposure to market risk is directly related to its role as financial intermediary, advisor and general partner for assets under management in its mutual funds, institutional and separate accounts business, partnerships and its proprietary trading activities. At September 30, 2002, the Company's primary market risk exposure was for changes in equity prices and interest rates. Included in investments in securities of $152.7 million at September 30, 2002 were investments in Treasury Bills and Notes of $104.4 million, in mutual funds, largely invested in equity products, of $38.4 million, a diverse selection of common stocks and corporate bonds totaling $7.6 million and other investments of approximately $2.3 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, the Company may alter its investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. None of the approximately $7.6 million invested in common stocks at September 30, 2002, is invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Investments in partnerships and affiliates totaled $52.9 million at September 30, 2002 and consisted principally of partnerships which invest in risk arbitrage opportunities. These transactions involve announced deals with agreed upon terms and conditions, including pricing, which generally involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

     The Company's exposure to interest rate risk results, principally, from its investment of excess cash in government obligations. These investments are primarily short term in nature and the carrying value of these investments generally approximates market value. The Company's revenues are largely driven by the market value of its assets under management and are therefore exposed to fluctuations in market prices. Investment advisory fees for mutual funds are based on average daily asset values. Management fees earned on institutional and high-net-worth separate accounts, for any given quarter, are generally determined based on asset values on the last day of the preceding quarter. Any significant increases or decreases in market value of institutional and high-net-worth separate accounts assets managed which occur on the last day of the quarter will generally result in a relative increase or decrease in revenues for the following quarter.

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

ITEM 4. CONTROLS AND PROCEDURES

     Management, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

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


PART II: OTHER INFORMATION


     Item 6.  (a)   Exhibits

                    Exhibits 99.1 Certification of CEO pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                    Exhibits 99.2 Certification of CFO pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


              (b)   Reports on Form 8-K.

                    The Company did not file any reports on Form 8-K during the three months ended September 30, 2002.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GABELLI ASSET MANAGEMENT INC.
                                             (Registrant)



Date:  November 14, 2002               /s/ Robert S. Zuccaro
                                      ---------------------------------------
                                      Robert S. Zuccaro
                                      Vice President and Chief Financial Officer

                                 CERTIFICATIONS

I, Mario J. Gabelli, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gabelli Asset Management Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                              By:  /s/ Mario J. Gabelli
                                                  ------------------------------
                                                  Mario J. Gabelli
                                                  Chief Executive Officer

Date:  November 14, 2002

                                 CERTIFICATIONS

I, Robert S. Zuccaro, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gabelli Asset Management Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              By:  /s/ Robert S. Zuccaro
                                                  ------------------------------
                                                  Robert S. Zuccaro
                                                  Chief Financial Officer

Date:  November 14, 2002