Form 10-K
period 2002-12-31
GABELLI ASSET MANAGEMENT INC
filed 2003-03-31
CIK 1060349

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002

                                       Or

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______ to ______


                         Commission file number 1-14761


                          GABELLI ASSET MANAGEMENT INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New York                                                13-4007862
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

     One Corporate Center, Rye, NY                               10580-1422
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code (914) 921-3700
                                                    -------------

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each class                                      on which registered:

Class A Common Stock, $ .001 Par Value                   New York Stock Exchange
Mandatory convertible securities                         New York Stock Exchange
--------------------------------------                   -----------------------

Securities pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes [X]    No [_]

As of March 1, 2003, 6,767,472 shares of Class A common stock and 23,150,000 shares of Class B common stock were outstanding. All of the shares of Class B common stock were held by Gabelli Group Capital Partners, Inc. and two of its subsidiaries. The aggregate market value of the common stock held by non-affiliates of the registrant as of March 1, 2003 was $189,046,000.

DOCUMENTS INCORPORATED BY REFERENCE: The definitive proxy statement for the 2003 Annual Meeting of Shareholders to be held May 13, 2003.
================================================================================

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

                                     PART I

ITEM 1: BUSINESS

OVERVIEW

     Gabelli Asset Management Inc. (the "Company"; and where the context requires, the "Company" includes its predecessors and its consolidated subsidiaries) is a provider of investment advisory and brokerage services to mutual fund, institutional and high net worth investors, primarily in the United States. The Company generally manages assets on a discretionary basis and invests in a variety of U.S. and international securities through various investment styles. Unlike many of its competitors, the Company's business is focused principally on equities in its investment management. As such, the Company's revenues are heavily influenced in the short run by stock market activity on the level of assets under management in its business and the level of fees associated with its various investment products. As of December 31, 2002, the Company had approximately $21.2 billion of assets under management, 88% of which were invested in equity securities.

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

     The Company's principal executive offices are located at One Corporate Center, Rye, New York 10580-1422 and the telephone number is (914) 921-3700. On the Company's Web site, www.gabelli.com, the Company posts the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): the Company's annual report on Form 10-K, the Company's quarterly reports on Form 10-Q, the Company's current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on the Company's Web site are available free of charge.

BUSINESS DESCRIPTION

     GFI, predecessor to the Company, was originally founded in 1976 as an institutional broker-dealer and entered the separate accounts business in 1977, alternative investments in 1985 and the mutual fund business in 1986. Our initial money management activities centered on the Company's value-oriented investment philosophy. Starting in the mid-1980s, we began building upon its core of value-oriented equity investment products by adding new investment strategies designed for a broad array of clients seeking to invest in growth-oriented equities, convertible securities and fixed income products. Since then, the Company has continued to build its franchise by expanding its investment management capabilities through the addition of industry specific, international, global, and real estate oriented product offerings. Throughout its 26-year history, the Company has marketed most of its products under the "Gabelli" brand name.

     The Company's assets under management are organized principally in three groups: Separate Accounts, Mutual Funds and Partnerships.

o HIGH NET WORTH AND INSTITUTIONAL SEPARATE ACCOUNTS: At December 31, 2002, the Company had $10.6 billion of assets in approximately 1,750 separate accounts, representing approximately 50% of the Company's total assets under management. The Company currently provides advisory services to a broad range of investors including high net worth individuals. Historically, the majority of the client accounts are high net worth client accounts. As of December 31, 2002, high net worth accounts (including the account assets of individuals and their individual retirement accounts generally having a minimum account balance of $1 million) comprised approximately 78% of the number of Separate Accounts and approximately 24% of the assets. Foundation and endowment fund assets represented an additional 9% of the number of Separate Accounts and over 11% of the assets. The sub-advisory portion of the Separate Accounts (sub advisor to certain other third-party investment funds) held approximately $3.1 billion or 30% of total Separate Account assets with less than 2% of the number of accounts. Institutional client accounts, which include corporate pension and profit sharing plans, jointly-trusteed plans and public funds, comprised the balance. In general, these accounts are managed to meet the specific needs and objectives of the particular client by utilizing investment strategies - traditional "value", "large cap growth", "large cap value", "global", "international growth" and convertible bonds-techniques that are within the Company's areas of expertise. The Company distinguishes between taxable and tax-free assets and manages client portfolios for the greatest tax benefit within given investment strategies. At December 31, 2002, over 93% of the Company's assets in Separate Accounts (excluding sub advisory assets) had been obtained through direct sales relationships. The Company believes that an important element of future growth in the Separate Accounts is dependent on client relationships and client retention. In this vein, the Company hosts annual client seminars and is establishing and staffing relationship offices around the country.

o MUTUAL FUNDS: At December 31, 2002, the Company had $10.1 billion of assets under management in open-end mutual funds and closed-end funds, representing approximately 47% of the Company's total assets under management. The Company currently provides advisory services to (a) the Gabelli family of funds, which consists of twenty open-end mutual funds and four closed-end funds; (b) The Treasurer's Fund, consisting of three open-end money market funds (the "Treasurer's Funds"); and (c) the Gabelli Westwood family of funds, consisting of six open-end mutual funds, five of which are managed on a day-to-day basis by an unaffiliated sub advisor (collectively, the "Mutual Funds"). The Mutual Funds have a long-term record of achieving high returns, relative to similar investment products. At December 31, 2002, 98% of the assets under management in the open-end Mutual Funds having an overall rating from Morningstar, Inc. ("Morningstar") were in open-end Mutual Funds ranked "three stars" or better, with 9% of such assets in open-end Mutual Funds ranked "five stars" and 51% of such assets in open-end Mutual Funds ranked "four stars" on an overall basis (i.e., derived from a weighted average of the performance figures associated with its three-, five-, and ten year Morningstar Rating metrics). The Gabelli family of funds was honored as the top performing mutual fund family by Mutual Funds Magazine for 1997. Mario J. Gabelli, our Chief Investment Officer, was named by Morningstar, Inc. as the 1997 Domestic Equity Fund Manager of the Year. There can be no assurance, however, that these funds will be able to maintain such ratings or that past performance will be indicative of future results. At December 31, 2002, 38% of the Company's assets under management in open-end, no-load equity Mutual Funds had been obtained through direct sales relationships. The Company also sells its open-end Mutual Funds through Third-Party Distribution Programs, particularly No-Transaction Fee ("NTF") Programs, and has developed additional classes of shares for many of its mutual funds for sale through additional third- party distribution channels on a commission basis. At December 31, 2002, Third Party Distribution Programs accounted for 62% of all assets in open-end equity funds.

o PARTNERSHIPS: The Company provides alternative investments through its rapidly growing (33% CAGR since 1998) majority-owned subsidiary, Gabelli Securities, Inc. ("GSI"). These alternative investment products consist primarily of merger arbitrage, global and regional long/short equity funds (U.S., Europe and Japan) (collectively, the "Partnerships") and merchant banking. The Partnerships had $578 million of assets under management, or approximately 3% of total assets under management, at December 31, 2002.

     Investment advisory and incentive fees relating to the Mutual Funds, the Separate Accounts, and the Partnerships generated approximately 83% and 84% of the Company's total revenues for the years ended December 31, 2001 and 2002, respectively.

     The Company's 92% owned subsidiary, Gabelli & Company, Inc. ("Gabelli & Company"), is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. ("NASD") and conducts institutional research activities, acts as an underwriter and distributor of the open-end Mutual Funds and provides brokerage, trading, underwriting and research services.

     The following table sets forth total assets under management by product type as of the dates shown and their compound annual growth rates ("CAGR").

                             ASSETS UNDER MANAGEMENT
                                 BY PRODUCT TYPE
                              (Dollars in millions)

                                                                                                     JANUARY 1,
                                                                                                      1998 TO
                                                                                                    DECEMBER 31,
                                                                      AT DECEMBER 31,                  2002
                                               ---------------------------------------------------
                                                 1998       1999       2000       2001       2002     CAGR(A)
                                               -------    -------    -------    -------    -------    -------
EQUITY:
  Mutual Funds ..........................      $ 7,159    $10,459    $10,680    $10,165    $ 8,091        8.8%
  Separate Accounts......................        7,133      9,370     10,142     11,513      9,990       10.4
                                               -------    -------    -------    -------    -------
     Total Equity........................       14,292     19,829     20,822     21,678     18,081        9.7
                                               -------    -------    -------    -------    -------

FIXED INCOME:
  Money Market Mutual Funds..............        1,030      1,175      1,425      1,781      1,963       18.9
  Bond Mutual Funds......................            8          6          8          9         14       18.5
  Separate Accounts......................          824        694        859        720        613       (8.0)
                                               -------    -------    -------    -------    -------
     Total Fixed Income..................        1,862      1,875      2,292      2,510      2,590        8.0
                                               -------    -------    -------    -------    -------

PARTNERSHIPS:
  Partnerships...........................          146        230        437        573        578       33.2
                                               -------    -------    -------    -------    -------
     Total Assets Under Management.......      $16,300    $21,934    $23,551    $24,761    $21,249        9.8
                                               =======    =======    =======    =======    =======

BREAKDOWN OF TOTAL ASSETS UNDER MANAGEMENT:
  Mutual Funds...........................      $ 8,197    $11,640    $12,113    $11,955    $10,068       10.4
  Separate Accounts......................        7,957     10,064     11,001     12,233     10,603        8.6

  Partnerships...........................          146        230        437        573        578       33.2
                                               -------    -------    -------    -------    -------
     Total Assets Under Management.......      $16,300    $21,934    $23,551    $24,761    $21,249        9.8
                                               =======    =======    =======    =======    =======

----------
(a)  Compound annual growth rate.

SUMMARY OF INVESTMENT PRODUCTS

     The Company manages assets in the following wide spectrum of investment products and strategies, many of which are focused on fast-growing areas:

     U.S. EQUITIES:                   GLOBAL AND INTERNATIONAL EQUITIES:      ALTERNATIVE PRODUCTS:
     --------------                   ----------------------------------      ---------------------
     All Cap Value                    International Growth                    Merger Arbitrage
     Large Cap Value                  Global Growth                           U.S. Long/Short
     Large Cap Growth                 Global Telecommunications               Global long/short
     Mid Cap Value                    Global Multimedia                       European long/short
     Small Cap Value                  Gold                                    Japanese long/short
     Small Cap Growth                                                         "GAMA Select" Sector Funds
     Micro Cap                                                                Merchant Banking
     Real Estate
     Utilities
     Non-Market Correlated


     CONVERTIBLE SECURITIES:          U.S. BALANCED:                          U.S. FIXED INCOME:
     -----------------------          --------------                          -----------------
     U.S. Convertible Securities      Asset Allocation                        Corporate
     Global Convertible Securities    Balanced Growth                         Government
                                      Balanced Value                          Municipals
                                                                              Asset-backed
                                                                              Intermediate
                                                                              Short-term

----------
     The Company's long-term strategic goal is to continue to expand its global asset management capabilities in order to provide a range of products suitable to meet the diverse requirements of its clients.

     The Company believes that its growth to date is attributable to the following factors:

o STOCK MARKET GAINS: The S & P 500's compound annual total return is 12.1% since the start of our Company in 1977. Since our initial public offering in February 1999 the S & P 500's compound annual total return has been a negative 24.2%.

o LONG-TERM FUND PERFORMANCE: The Company has a long-term record of achieving relatively high returns for its Mutual Fund and Separate Account clients when compared to similar investment products. The Company believes that its performance record is a competitive advantage and a recognized component of its franchise.

o WIDELY RECOGNIZED "GABELLI" BRAND NAME: For much of its history, the Company has advertised or had its investment products and managers featured in a variety of financial print media, including both U.S. and International publications such as THE WALL STREET JOURNAL, FINANCIAL TIMES, MONEY MAGAZINE, BARRON'S, FORTUNE, BUSINESS WEEK, NIKKEI FINANCIAL NEWS, and INVESTOR'S BUSINESS DAILY. The Company also underwrites publications written by its investment professionals, including "DEALS...DEALS...AND MORE DEALS" which examines the practice of merger arbitrage and "GLOBAL CONVERTIBLE INVESTING: THE GABELLI WAY," a comprehensive guide to effective investing in convertible securities.

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

o STRONG INDUSTRY FUNDAMENTALS: According to data compiled by the U.S. Federal Reserve, the investment management industry has grown faster than more traditional segments of the financial services industry, including the banking and insurance industries. World equity markets have grown at an 11.2% CAGR through December 31, 2002 to $22.9 trillion since the Company was founded in 1977. The U.S. equity market comprises $12.0 trillion or 52% of world equity markets. The Company believes that demographic trends and the growing role of money managers in the placement of capital compared to the traditional role played by banks and life insurance companies will result in continued growth of the investment management industry.

BUSINESS STRATEGY

     The Company plans to grow its franchise by continuing to leverage its competitive asset management strengths, including its long-term performance record, brand name, diverse product offerings and experienced research, client service and investment staff. In order to achieve continued growth in assets under management and profitability, the Company will continue to pursue its business strategy, the key elements of which include:

o BROADENING AND STRENGTHENING THE GABELLI BRAND. The Company believes that the Gabelli brand name is one of the more widely recognized brand names in the U.S. investment management industry. The Company intends to continue to strengthen its brand name identity by, among other things, increasing its marketing and advertising to provide a uniform global image. In January 2000 the Company expanded its geographic presence with the addition of a London office to coordinate research and marketing efforts for our European and Global alternative and mutual fund products. The Company believes that with its brand name recognition, it has the capacity to create new products and services around the Gabelli brand to complement its existing product offerings. New product offerings since the firm's initial public offering include open end mutual funds, the Gabelli Blue Chip Value Fund (1999), Gabelli Utilities Fund (1999) and the Gabelli Woodland Small Cap Value Fund
     (2003); one closed end fund, The Gabelli Utility Trust; five private limited partnerships, Gemini Global Partners, L.P., Gabelli European Partners, L.P., Gabelli Japanese Value Partners, L.P., Gabelli Associate Fund II, L.P. and GAMCO Performance Partners, L.P. and five offshore funds, Gemini Global Partners, Ltd., Gabelli European Partners Ltd., Gabelli Japanese Value Partners Ltd., GAMCO Performance Partners, Ltd., and GAMCO Arbitrage Partners, Ltd. We are also introducing the GAMA Select portfolios, a series of sector-focused absolute return funds designed to offer investors a mechanism to diversify their portfolios by global sector rather than by geographic region.

o EXPANDING MUTUAL FUND DISTRIBUTION. The Company intends to continue expanding its distribution network through Third-Party Distribution Programs, including NTF Programs. In recent years, the Company has realized significant growth in its mutual fund assets under management through alliances with "mutual fund supermarkets" and other Third-Party Distribution Programs, through which its Mutual Funds are made available to investors. As of December 31, 2002, the Company was participating in several Third-Party Distribution Programs, including the Charles Schwab and Fidelity Investments "mutual fund supermarket" programs. In addition, the Company intends to develop a marketing strategy to increase its presence in the 401(k) market for its Mutual Funds. Additionally, the Company now offers investors the ability to purchase mutual fund shares directly through the Internet or by telephone. The Company has also entered into various marketing alliances and distribution arrangements with leading national brokerage and investment houses and has developed additional classes of shares for several of its mutual funds for sale through national brokerage and investment houses and other third-party distribution channels on a commission basis.

o INCREASING PENETRATION IN HIGH NET WORTH MARKET. The Company's high net worth business focuses, in general, on serving clients who have established an account relationship of $1 million or more with the Company. According to certain industry estimates, the number of households with over $1 million in investable assets will grow from approximately 2.5 million in 1996 to over 15 million by 2010. With the Company's 26-year history of serving this segment, its long-term performance record and brand name recognition and the broad array of product offerings the Company believes that it is well positioned to capitalize on the growth opportunities in this market.

o INCREASING MARKETING FOR INSTITUTIONAL SEPARATE ACCOUNTS. The institutional Separate Accounts business has been primarily developed through direct marketing channels. Historically, pension consultants and financial consultants have not been a major source of new institutional Separate Accounts business for the Company. As a result, the Company intends both to add marketing personnel to target pension and financial consultants and to expand its efforts through its traditional marketing channels.

o ATTRACTING AND RETAINING EXPERIENCED PROFESSIONALS. As the Company continues to increase the breadth of its investment management capabilities, it plans to add portfolio managers and other investment personnel in order to foster expansion of its products. The ability to attract and retain highly experienced investment and other professionals with a long-term commitment to the Company and its clients has been, and will continue to be, a significant factor in its long-term growth. For example, the acquisitions of the Mathers Fund in 1999, managed by Henry Van der Eb, and the Comstock Partners Funds in 2000, managed by Charlie Minter and Martin Weiner, have evolved into the formation of the Non-Market Correlated mutual fund group in 2002. Assets under management in this group have grown to $674 million at December 31, 2002 from $242 million at December 31, 2000. Henry Van der Eb has been appointed to oversee this new division which is currently comprised of the ABC, Gold, Comstock and Mathers Funds, and may add new funds in the future. Elizabeth Lilly, CFA joined us upon the acquisition of Woodland Partners, LLC in November 2002.

o CAPITALIZING ON ACQUISITIONS AND STRATEGIC ALLIANCES. The Company intends to selectively and opportunistically pursue acquisitions and alliances that will broaden its product offerings and add new sources of distribution. On October 1, 1999 the Company completed its alliance with Mathers and Company, Inc. and now acts as investment advisor to the Mathers Fund (renamed Gabelli Mathers Fund). The Gabelli Mathers Fund has $81 million in assets and approximately 4,000 shareholders. In May 2000 the Company added Comstock Partners Funds, Inc., (renamed Comstock Funds, Inc.), to the Non-Market Correlated mutual fund product line. The Comstock Funds are comprised of the Comstock Capital Value Fund, a specialty diversified equity fund, and Comstock Strategy Fund, a flexible income fund. These funds are currently positioned to take advantage of a sustained stock market decline. The Comstock Funds has $195 million in assets under management and 11,600 investors in its open end mutual fund family. In November 2002 the Company completed its alliance with Woodland Partners LLC, a Minneapolis based investment adviser with approximately $250 million in assets under management with institutional, high-net-worth and sub-advisory accounts. The Company believes that it is well positioned to pursue acquisitions and alliances because of its flexibility in accommodating investment organizations.

     The Company's financial strength is underscored by its having received investment grade ratings from two well respected ratings agencies, Moody's Investors Services and Standard and Poor's Ratings Services. We believe that maintaining investment grade ratings will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs.

SEPARATE ACCOUNTS

     Since 1977, the Company has provided investment management services through its subsidiary GAMCO Investors, Inc. ("GAMCO") to a broad spectrum of institutional and high net worth investors. As of December 31, 2002, the Company had approximately 1,750 Separate Accounts with an aggregate of approximately $10.6 billion of assets, which represent approximately 50% of the total assets under management of the Company. The ten largest Separate Accounts comprise approximately 18% of the Company's total assets under management and 9% of the Company's total revenues as of and for the period ended December 31, 2002. The Separate Accounts are invested in U.S. and international equity securities, U.S. fixed-income securities and convertible securities. At December 31, 2002, high net worth accounts (accounts of individuals and related parties in general having a minimum account balance of $1 million) comprised approximately 78% of the number of Separate Accounts and approximately 24% of the assets, with institutional investors accounting for the balance.

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

     The Company's Separate Accounts business is marketed primarily through the direct efforts of its in-house sales force. At December 31, 2002, over 93% of the Company's assets in Separate Accounts (excluding sub advisory assets) were obtained through direct sales relationships. Sales efforts are conducted on a regional and product specialist basis. Clients are generally serviced by a team of individuals, the core of which remain assigned to a specific client from the onset of the client relationship. The Company's sales force maintains direct relationships with corporate pension and profit sharing plans, foundations, endowment funds, jointly trusteed plans, municipalities and high net worth individuals that comprise the Company's Separate Accounts business. Sub advisory relationships are a growing source of assets under management and totaled $3.1 billion at December 31, 2002. The Company acts as a sub advisor on certain funds for several large and well known fund managers including American Express, American Skandia, Enterprise Funds and MainStay funds.

MUTUAL FUNDS

     The Mutual Funds include 29 open-end mutual funds and 4 closed-end funds which had total assets as of December 31, 2002 of $10.1 billion. The open-end Mutual Funds are available to individuals and institutions on both a no-load and commission basis, while the closed-end funds are listed and traded on the New York Stock Exchange ("NYSE"). At December 31, 2002, the open-end funds had total net assets of $8.5 billion and the closed-end funds had total net assets of $1.6 billion. The assets managed in the closed-end funds represent approximately 16% of the assets in the Mutual Funds and 7.6% of the total assets under management of the Company at December 31, 2002. The Company's assets under management consist of a broad range of U.S. and international stock, bond and money market mutual funds that meet the varied needs and objectives of its Mutual Fund shareholders. At December 31, 2002, approximately 38% of the Company's assets under management in open-end, no-load equity Mutual Funds had been obtained through direct sales relationships.

     The Company, through its affiliates, acts as adviser to all of the Mutual Funds, except with respect to the Gabelli Capital Asset Fund for which the Company acts as a sub adviser and Guardian Investment Services Corporation, an unaffiliated company, acts as manager. As sub adviser, the Company makes day-to-day investment decisions for the Gabelli Capital Asset Fund.

     Gabelli Funds, L.L.C. ("Funds Adviser"), a wholly owned subsidiary of the Company, acts as the investment adviser for all of the Mutual Funds other than the Gabelli Westwood family of funds and the Treasurer's Funds.

     Gabelli Advisers, Inc., a majority owned subsidiary of Gabelli Asset Management Inc. and its affiliates, acts as investment adviser to the Gabelli Westwood family of funds and has retained Westwood Management to act as sub-adviser for five of the six portfolios. Westwood Management is a subsidiary of Westwood Holdings Group (NYSE: "WHG"), in its capacity as sub-adviser, Westwood Management makes day-to-day investment decisions and provides the portfolio management services for five of the six current Gabelli Westwood portfolios. The Gabelli Westwood Mighty Mites(SM) Fund, launched in May 1998, is advised solely by Gabelli Advisers, Inc., using a team investment approach, without any sub-advisers. Westwood Management owns an 18.8% equity interest in Gabelli Advisers, Inc. and is not an affiliate of the Company.

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

     The following table lists the Mutual Funds, together with the December 31, 2002 Morningstar overall rating, where rated (ratings are not available for the money-market mutual funds and other mutual funds, which collectively represent 20% of the assets under management in the Mutual Funds), provides a description of the primary investment objective, fund characteristics, fees, the date that the mutual fund was initially offered to investors and the assets under management in the Mutual Funds as of December 31, 2002.

                                                                                                                      NET ASSETS AS
                                                                                                                           OF
           FUND                                                                ADVISORY     12B-1       INITIAL        DECEMBER 31,
   (MORNINGSTAR OVERALL       PRIMARY INVESTMENT               FUND              FEES       FEES         OFFER             2002
        RATING) (1)               OBJECTIVE                CHARACTERISTICS       (%)         (%)          DATE       ($ IN MILLIONS)
-------------------------    ----------------------        ---------------     --------    -------      --------       -----------
GABELLI OPEN-END FUNDS:

VALUE:

    Gabelli Capital          Capital appreciation          No-load,                 .75        n/a      05/01/95       $  158.9
    Asset Fund               from equity                   Open-end,
    *****                    securities of                 Diversified,
                             companies selling at          Variable Annuity
                             a significant
                             discount to their
                             private market value.

    The Gabelli              Growth of capital as          Class AAA:              1.00        .25      03/03/86       $1,498.6
    Asset Fund               a primary investment          No-load,
    ****                     objective, with               Open-end,
                             current income as a           Diversified
                             secondary investment          Multi-class shares (2)
                             objective. Invests in
                             equity securities of
                             companies selling at a
                             significant discount to
                             their private market value.

    Gabelli Westwood         Capital appreciation          Class AAA:              1.00        .25      01/02/87       $  232.6
    Equity Fund              through a diversified         No-load,
    ****                     portfolio of equity           Open-end,
                             securities using bottom-up    Diversified
                             fundamental research          Multi-class shares (2)
                             with a focus on
                             identifying well-seasoned
                             companies.

    The Gabelli Blue         Capital appreciation through  Class AAA:              1.00        .25      08/26/99       $   25.4
    Chip Value Fund          investments in equity         No-load,
    *                        securities of established     Open-end,
                             companies, which are          Diversified
                             temporarily out of favor and  Multi-class shares (2)
                             which have market
                             capitalizations in excess
                             of $5 billion.

FOCUSED VALUE:

    The Gabelli              High level of capital         Class A:                1.00        .25      09/29/89       $1,043.4
    Value Fund               appreciation from             Load,
    ****                     undervalued equity            Open-end
                             securities that are           Non-diversified
                             held in a concentrated        Multi-class shares (2)
                             portfolio.

SMALL CAP VALUE:

    The Gabelli Small Cap    High level of capital         Class AAA:              1.00        .25      10/22/91       $  452.2
    Growth Fund              appreciation from             No-load,
    ***                      equity securities of          Open-end,
                             smaller companies             Diversified
                             with market                   Multi-Class Shares (2)
                             capitalization of
                             $1 billion or less.

                                                                                                                      NET ASSETS AS
           FUND                                                                ADVISORY     12B-1       INITIAL      OF DECEMBER 31,
   (MORNINGSTAR OVERALL       PRIMARY INVESTMENT                FUND             FEES       FEES         OFFER             2002
        RATING) (1)               OBJECTIVE                CHARACTERISTICS       (%)         (%)          DATE       ($ IN MILLIONS)
-------------------------    ----------------------        ---------------     --------    -------      --------       ------------
    The Gabelli Woodland     Long Tern capital             Class AAA:              1.00        .25      12/31/02          $ 0.01
    Small Cap Value Fund     appreciation                  No-load,
    (Not rated)              investing at least            Open-end,
                             80% of its assets             Non-diversified
                             in equity securities          Multi-class shares (2)
                             of companies with
                             market capitalizations
                             of $1.5 billion or less.

GROWTH:

    Gabelli International    Capital appreciation          Class AAA:              1.00        .25      06/30/95          $ 35.4
    Growth Fund              by investing                  No-load,
    ****                     primarily in equity           Open-end,
                             securities of foreign         Diversified
                             companies with rapid          Multi-class shares (2)
                             growth in revenues and
                             earnings.

    The Gabelli              Capital appreciation          Class AAA:              1.00        .25      04/10/87        $1,675.4
    Growth Fund              from companies that           No-load,
    ***                      have favorable, yet           Open-end,
                             undervalued,                  Diversified
                             prospects for                 Multi-Class Shares (2)
                             earnings growth.
                             Invests in equity
                             securities of companies
                             that have above-average
                             or expanding market
                             shares and profit margins.

AGGRESSIVE GROWTH:

    The Gabelli Global       High level of capital         Class AAA:              1.00        .25      02/07/94         $ 105.4
    Growth Fund              appreciation through          No load,
    ***                      investment in a               Open-end,
                             portfolio of equity           Non-diversified
                             securities focused on         Multi-class shares (2)
                             companies involved
                             in the global marketplace.

MICRO-CAP:

    Gabelli Westwood         Long-term capital             Class AAA:,             1.00        .25      05/11/98         $  27.6
    Mighty Mites(SM) Fund    appreciation by               No-load,
    ***                      investing primarily           Open-end,
                             in equity securities          Diversified
                             with market                   Multi-class shares (2)
                             capitalization of
                             $300 million or less.

EQUITY INCOME:

    Gabelli Westwood         Both capital                  Class AAA:                 .75      .25      10/01/91         $ 155.2
    Balanced Fund            appreciation and              No-load,
    *****                    current income using          Open-end,
                             portfolios containing         Diversified
                             stocks, bonds, and            Multi-class shares (2)
                             cash as appropriate in
                             light of current economic
                             and business conditions.

    The Gabelli Equity       High level of total           Class AAA:              1.00        .25      01/02/92         $ 196.5
    Income Fund              return with an                No-load,
    ****                     emphasis on income            Open-end,
                             producing equities            Diversified
                             with yields greater than      Multi-Class Shares (2)
                             the S&P 500 average.

                                                                                                                      NET ASSETS AS
                                                                                                                           OF
           FUND                                                                ADVISORY     12B-1       INITIAL        DECEMBER 31,
   (MORNINGSTAR OVERALL       PRIMARY INVESTMENT                FUND             FEES       FEES         OFFER             2002
        RATING) (1)               OBJECTIVE                CHARACTERISTICS       (%)         (%)          DATE       ($ IN MILLIONS)
-------------------------    ----------------------        ---------------     --------    -------      --------       ------------
    Gabelli Westwood         Long-term capital             Class AAA:              1.00        .25      09/30/97         $  10.0
    Realty Fund              appreciation as well          No-load,
    ***                      as current income,            Open-end,
                             investing in equity           Diversified
                             securities that are           Multi-class shares (2)
                             primarily engaged in
                             or related to the
                             real estate industry.

SPECIALTY EQUITY:

    The Gabelli Global       High level of total           Class AAA:              1.00        .25      02/03/94         $   9.3
    Convertible              return through a              No-load,
    Securities Fund          combination of                Open-end,
    ***                      current income and            Non-diversified
                             capital appreciation          Multi-class shares (2)
                             through investment in
                             convertible
                             securities of U.S.
                             and non-U.S. issuers.

    The Gabelli Global       High level of capital         Class AAA:              1.00        .25      05/11/98         $  15.1
    Opportunity Fund         appreciation through          No-load,
    ***                      worldwide investments         Open-end,
                             in equity securities.         Non-diversified
                                                           Multi-class shares (2)

SECTOR:

    The Gabelli Utilities    High level of total           Class AAA:              1.00        .25      08/31/99         $  13.2
    Fund                     return through a              No-load,
    *****                    combination of capital        Open-end,
                             appreciation and              Diversified
                             current income from           Multi-class shares (2)
                             investments in utility
                             companies.

    The Gabelli Global       High level of capital         Class AAA:              1.00        .25      11/01/93         $ 139.5
    Telecommunications       appreciation through          No-load,
    Fund                     worldwide investments         Open-end,
    ****                     in equity securities,         Non-diversified
                             including the U.S.,           Multi-class shares (2)
                             primarily in the
                             telecommunications
                             industry.

    Gabelli Gold             Seeks capital                 Class AAA:              1.00        .25      07/11/94         $ 137.2
    Fund                     appreciation and              No-load,
    ****                     employs a value               Open-end,
                             approach to investing         Diversified
                             primarily in equity           Multi-class shares (2)
                             securities of gold-
                             related companies
                             worldwide.

MERGER AND ARBITRAGE:

    The Gabelli ABC Fund     Total returns from            No-load,                1.00        .25      05/14/93         $ 260.5
    *****                    equity and debt               Open-end,
                             securities that are           Non-diversified
                             attractive to
                             investors in various
                             market conditions
                             without excessive
                             risk of capital loss.

                                                                                                                      NET ASSETS AS
                                                                                                                           OF
           FUND                                                                ADVISORY     12B-1       INITIAL        DECEMBER 31,
   (MORNINGSTAR OVERALL       PRIMARY INVESTMENT                FUND             FEES       FEES         OFFER             2002
        RATING) (1)               OBJECTIVE                CHARACTERISTICS       (%)         (%)          DATE       ($ IN MILLIONS)
-------------------------    ----------------------        ---------------     --------    -------      --------       ------------
CONTRARIAN:

    The Comstock             Capital appreciation          Class A                 1.00        .25      10/10/85         $ 148.6
    Capital Value Fund       and current income            Load,
    ***                      through investment            Open-end,
                             in a highly                   Diversified
                             diversified portfolio         Multi-class shares (2)
                             of securities.

    The Comstock             Capital appreciation          Class A                  .85        .25       05/5/88         $  46.6
    Strategy Fund            and current income            Load,
    ***                      through investment            Open-end,
                             in a portfolio of             Non-Diversified
                             debt securities.              Multi-class shares (2)


    The Gabelli              Long-term capital             Class AAA:              1.00        .25       8/19/65         $  80.8
    Mathers Fund             appreciation in               No-load,
    **                       various market                Open-end,
                             conditions without            Diversified
                             excess risk of
                             capital loss.


SMALL CAP GROWTH:

    Gabelli Westwood         Long-term capital             Class AAA:              1.00        .25      04/15/97         $  14.8
    Small Cap                appreciation,                 No-load,
    Equity Fund              investing at least            Open-end,
    ***                      80% of its assets in          Diversified
                             equity securities of          Multi-class shares (2)
                             companies with market
                             capitalizations of $1.5
                             billion or less.

FIXED INCOME:

    Gabelli Westwood         Total return and              Class AAA:               .60        .25      04/06/93         $  13.5
    Intermediate Bond        current income, while         No-load,
    Fund                     limiting risk to              Open-end,
    ***                      principal. Pursues            Diversified
                             higher yields than            Multi-class shares (2)
                             shorter maturity funds,
                             and has more price
                             stability than generally
                             higher yielding
                             long-term funds.

CASH MANAGEMENT-MONEY MARKET:

    Gabelli U.S. Treasury    High current income           Money Market,            .30        n/a      10/01/92        $1,010.7
    Money Market Fund        with preservation of          Open-end,
    (Not rated)              principal and                 Diversified
                             liquidity, while
                             striving to keep
                             expenses among the
                             lowest of all U.S.
                             Treasury money market
                             funds.

    The Treasurer's Fund,    Current income with           No-load,                 .30        n/a      01/01/88         $ 609.3
    Inc.-- Domestic          preservation of               Open-end,
    Prime Money Market       principal and                 Diversified
    Portfolio                liquidity through             Dual class
    (Not rated)              investment in U.S.
                             Treasury securities
                             and corporate bonds.

                                                                                                                      NET ASSETS AS
                                                                                                                           OF
           FUND                                                                ADVISORY     12B-1       INITIAL        DECEMBER 31,
   (MORNINGSTAR OVERALL       PRIMARY INVESTMENT                FUND             FEES       FEES         OFFER             2002
        RATING) (1)               OBJECTIVE                CHARACTERISTICS       (%)         (%)          DATE       ($ IN MILLIONS)
-------------------------    ----------------------        ---------------     --------    -------      --------       ------------
    The Treasurer's          Current income with           No-load,                 .30        n/a      12/18/87         $ 259.6
    Fund, Inc.-- Tax         preservation of               Open-end,
    Exempt Money Market      principal and                 Diversified
    Portfolio                liquidity through             Dual class
    (Not rated)              investment in U.S.
                             municipal bond
                             securities.

    The Treasurer's          Current income with           No-load,                 .30        n/a      07/25/90         $  84.0
    Fund, Inc.-- U.S.        preservation of               Open-end,
    Treasury Money Market    principal and                 Diversified
    Portfolio                liquidity through             Dual class
    (Not rated)              investment in U.S.
                             Treasury securities.

GABELLI CLOSED-END FUNDS:

    The Gabelli Equity       Long-term growth of           Closed-end,             1.00       n/a        08/14/86       $1,271.9
    Trust Inc.               capital by investing          Non-diversified
    ***                      in equity securities.         NYSE Symbol: GAB


    The Gabelli              High total return             Closed-end,             1.00        n/a      07/03/89         $ 108.8
    Convertible              from investing                Diversified
    Securities Fund, Inc.    primarily in                  NYSE Symbol: GCV
    (4)                      convertible
    ***                      instruments.


    The Gabelli Global       Long-term capital             Closed-end,             1.00        n/a      11/15/94         $ 132.7
    Multimedia Trust Inc.    appreciation from             Non-diversified
    (3)                      equity investments in         NYSE Symbol: GGT
    **                       global telecommunications,
                             media, publishing and
                             entertainment holdings.


    The Gabelli              High total return from        Closed-end,             1.00        n/a      07/09/99         $  95.1
    Utility Trust (5)        investments primarily in      Non-Diversified
    (not rated)              securities of companies       NYSE Symbol: GUT
                             involved in gas, electricity
                             and water industries.

-----------
(1) For each fund with at least a three-year history, Morningstar calculates a Morningstar RatingTM based on a Morningstar risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads and redemption fees) placing more emphasis on downward variations and rewarding consistent performance. The top 10% of the funds in an investment category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. The Overall Morningstar Rating for a fund is derived from a weighted average of the performance figures associated with its three, five, and ten-year (if applicable) Morningstar Rating metrics. Morningstar Ratings are shown for the respective class shown; other classes may have different performance characteristics. There were 721 Domestic Hybrid funds rated for three years, 549 funds for five years and 139 funds for ten years. There were 631 Large Value funds rated for three years, 480 funds for five years and 162 funds for ten years. There were 516 Intermediate Term Bond funds rated for three years, 401 funds for five years and 145 funds for ten years. There were 191 Small Value funds rated for three years, 127 funds for five years and 31 funds for ten years. There were 433 Small Growth funds rated for three years, 295 funds for five years and 65 funds for ten years. There were 181 Mid-Cap Value funds rated for three years, 127 funds for five years and 44 funds for ten years. There were 167 Mid-Cap Blend funds rated for three years, 105 funds for five years and 34 funds for ten years.

     There were 64 Convertible funds rated for three years, 50 funds for five years and 18 funds for ten years. There were 516 bond funds rated for three years, 401 funds for five years and 145 funds for ten years. There were 255 World Stock funds rated for three years, 191 funds for five years and 39 funds for ten years. There were 802 Large Growth funds rated for three years, 545 funds for five years and 167 funds for ten years. There were 664 Foreign Stock funds rated for three years, 491 funds for five years and 102 funds for ten years. There were 516 bond funds rated for three years, 401 funds for five years and 145 funds for ten years. There were 23 Specialty-Communications funds rated for three years, 15 funds for five years and 6 funds for ten years. There were 30 Specialty-Precious Metals funds rated for three years, 25 funds for five years and 16 funds for ten years. There were 79 Specialty-Utilities funds rated for three years, 74 funds for five years and 22 funds for ten years. There were 116 Specialty-Real Estate funds rated for three years, 78 funds for five years and 6 funds for ten years. (a) 2002 Morningstar, Inc. All Rights reserved. This information is (1) proprietary to Morningstar and/or its content providers (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Past performance is no guarantee of future results. Other share classes may have different performance characteristics.

(2) These funds have multi-classes of shares available. Multi-class shares include Class A shares with a front-end sales charge; Class B shares are subject to a back-end contingent deferred sales charge and Class C shares are subject to a 1% back-end contingent deferred sales charge. Comstock Strategy Fund Class R shares, which are no-load, are available only for retirement and certain institutional accounts. Comstock Strategy Fund class O shares are no longer offered to the public.

(3) The Gabelli Multimedia Trust was formed in 1994 through a spin-off of assets previously held in the Gabelli Equity Trust.

(4) The Gabelli Convertible Securities Fund was originally formed in 1989 as an open end investment company and was converted to a closed end investment company in March 1995.

(5) The Gabelli Utility Trust was formed in 1999 through a spin off of assets from the Gabelli Equity Trust.

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

     The Company's marketing efforts for the Mutual Funds are currently focused on increasing the distribution and sales of its existing funds as well as creating new products for sale through its distribution channels. The Company believes that its marketing efforts for the Mutual Funds will continue to generate additional revenues from investment advisory fees. The Company has traditionally distributed most of its open-end Mutual Funds by using a variety of direct response marketing techniques, including telemarketing and advertising, and as a result the Company maintains direct relationships with a high percentage of its no-load open-end Mutual Fund customers. Beginning in late 1995, the Company expanded its product distribution by offering several of its open-end Mutual Funds through Third-Party Distribution Programs, including NTF Programs. In 1998 and 1999, the Company further expanded these efforts to include substantially all of its open-end Mutual Funds in several Third-Party Distribution Programs. More than 38% of the assets under management in the open-end Mutual Funds are still attributable to the Company's direct response marketing efforts. Third-Party Distribution Programs, particularly NTF Programs, have become an increasingly important source of asset growth for the Company. Of the $6.5 billion of assets under management in the open-end equity Mutual Funds as of December 31, 2002, approximately 62% were generated from NTF Programs. During 2000, the Company completed development of additional classes of shares for many of its mutual funds for sale through national brokerage and investment houses and other third-party distribution channels on a commission basis. The multi-class shares are available in the global series of Gabelli mutual funds, the Gabelli International Growth Fund, the Gabelli Value Fund, The Comstock Funds, the Gabelli Gold Fund, the Gabelli Utilities Fund, the Gabelli Woodland Small Cap Value Fund and the Gabelli Westwood funds. The use of multi-class share products will expand the distribution of all Gabelli Fund products into the advised sector of the mutual fund investment community. The multi-class shares include Class A shares with a front end sales charge; Class B shares are subject to a back end contingent deferred sales charge and Class C shares are subject to a 1% back-end contingent deferred sales charge. During 2003, the Company will introduce Class I shares, which are no load shares without distribution fees available to Institutional and Retirement Plan Accounts. The existing class of no-load shares is designated as Class AAA shares and remains available for new and current investors. In general, distributions through Third-Party Distribution Programs have greater variable cost components and lower fixed cost components than distribution through the Company's traditional direct sales methods.

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

PARTNERSHIPS

     The Company offers alternative investment products principally through its majority-owned subsidiary, GSI. The alternative investment products consist primarily of partnerships, offshore funds, separate accounts and sub-advisory relationships. The Company managed $578 million of alternative investment assets at December 31, 2002. We introduced our first targeted portfolio, our merger arbitrage fund in 1985. A second fund was added in 1986 focusing on U.S. special situations, followed by two offshore funds in 1989. Building on the Company's strengths in global event-driven value investing, several new hedge funds have been added to balance investors' geographic, strategy and sector needs. Today we offer a whole family of absolute return products. Within its merger arbitrage strategy, the Company manages approximately $400 million of assets for investors who seek positive returns not associated with fluctuations of the general market environment. The funds seek to drive returns by investing in announced merger and acquisition transactions that are primarily dependent on the deal closure and less on the overall market environment. We have extended our product line to include event-driven long/short and sector strategies. In event-driven strategies, the Company manages assets focused on the U.S., European, Japanese and global markets. In addition, we also manage separate accounts in accordance with these regional event-driven products.

     At December 31, 2002, assets managed in regional event-driven long/short products totaled $150 million. Merchant banking activities are carried out through ALCE Partners, L.P. and Gabelli Multimedia Partners, L.P., both of which are closed to new investors. Recently we introduced the GAMA Select portfolios, a series of sector-focused absolute return funds designed to offer investors a mechanism to diversify their portfolios by global sector rather than by geographic region. We currently offer two GAMA Select portfolios; the Gabelli International Gold Fund Ltd. and Energy Plus+ fund. The Company's alternative investment products are marketed primarily by its direct sales force to high-net-worth individuals and institutions and through wholesale relationships. The Company intends to expand product offerings, both domestic and international, and the geographic composition of its customer base in alternative investment products and expects that the assets invested in these products will provide a growing source of revenues in the future.

INSTITUTIONAL RESEARCH AND MUTUAL FUND DISTRIBUTION

     The Company offers underwriting, execution and trading services through its majority owned subsidiary, Gabelli & Company. Gabelli & Company is a broker-dealer registered under the Securities Exchange Act of 1934 and a member of the NASD. Gabelli & Company's revenues are derived primarily from distribution of the Mutual Funds, brokerage commissions on transactions in equity securities from institutional research as well as from Gabelli clients, and from underwriting fees, selling concessions and market-making activities.

     The Company distributes the open-end Mutual Funds pursuant to distribution agreements with each open-end Mutual Fund. Under each distribution agreement with an open-end Mutual Fund, the Company offers and sells such open-end Mutual Fund's shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of Third-Party Distribution Programs, financial intermediaries and sales personnel of the Company. The Company receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 ("12b-1") of the Investment Company Act. Distribution fees from the open-end Mutual Funds amounted to $22.9 million, $21.4 million and $18.4 million for the years ended December 31, 2000, 2001 and 2002, respectively. The Company is the principal underwriter for several funds distributed with a sales charge, including shares of The Gabelli Value Fund, The Gabelli Utilities Fund, The Gabelli Gold Fund, The Comstock Funds, The Gabelli Woodland Small Cap Value Fund, the Gabelli Westwood Funds and the multi-class series of shares which were added to the global and international mutual funds.

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

UNDERWRITING ACTIVITIES

     Gabelli & Company is involved in external syndicated underwriting activities. In 2000, 2001 and 2002 Gabelli & Company participated in 16, 7 and 10 syndicated underwritings of public equity and debt offerings managed by major investment banks with commitments of $42.4 million, $33.7 million and $34.9 million, respectively.

COMPETITION

     The Company competes with mutual fund companies and other investment management firms, insurance companies, banks, brokerage firms and other financial institutions that offer products that have similar features and investment objectives to those offered by the Company. Many of the investment management firms with which the Company competes are subsidiaries of large diversified financial companies and many others are much larger in terms of assets under management and revenues and, accordingly, have much larger sales organizations and marketing budgets. Historically, the Company has competed primarily on the basis of the long-term investment performance of many of its funds. However, the Company has taken steps to increase its distribution channels, brand name awareness and marketing efforts. Although there can be no assurance that the Company will be successful in these efforts, its market share of Mutual Funds have increased over the past few years and the Company's strategy is to continue to devote additional resources to its sales and marketing efforts.

     The market for providing investment management services to institutional and high net worth Separate Accounts is also highly competitive. Approximately 43% of the Company's investment management fee revenues for the year ended December 31, 2002 were derived from its Separate Accounts. Selection of investment advisers by U.S. institutional investors is often subject to a screening process and to favorable recommendation by investment industry consultants. Many of these investors require their investment advisers to have a successful and sustained performance record, often five years or longer, and also focus on one and three year performance records. The Company has significantly increased its assets under management on behalf of U.S. institutional investors since its entry into the institutional asset management business in 1977. At the current time, the Company believes that its investment performance record would be attractive to potential new institutional and high net worth clients and the Company has determined to devote additional resources to the institutional and high net worth investor markets. However, no assurance can be given that the Company's efforts to obtain new business will be successful.

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

     The subsidiaries of the Company that are registered with the Commission under the Investment Advisers Act (Gabelli Funds LLC, Gabelli Advisers, Inc., Gabelli Fixed Income L.L.C. and GAMCO) are regulated by and subject to examination by the Commission. The Investment Advisers Act imposes numerous obligations on registered investment advisers including fiduciary duties, record keeping requirements, operational requirements, marketing requirements and disclosure obligations. The Commission is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from censure to termination of an investment adviser's registration. The failure of a subsidiary of the Company to comply with the requirements of the Commission could have a material adverse effect on the Company. The Company believes it is in substantial compliance with the requirements of the regulations under the Investment Advisers Act.

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

     In their capacity as broker-dealers, Gabelli & Company Inc., Gabelli Fixed Income Distributors, Inc. and Gabelli Direct, Inc. are required to maintain certain minimum net capital and cash reserves for the benefit of its customers. Gabelli & Company and Gabelli Fixed Income Distributors, Inc. net capital, as defined, has consistently met or exceeded all minimum requirements. Gabelli Direct, Inc. which was acquired on December 22, 2000 has consistently met or exceeded all minimum requirements. Gabelli & Company, Gabelli Fixed Income Distributors, Inc. and Gabelli Direct, Inc. are also subject to periodic examination by the NASD.

     Subsidiaries of the Company are subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and to regulations promulgated there under, insofar as they are "fiduciaries" under ERISA with respect to certain of their clients. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), impose certain duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving ERISA plan clients. The failure of the Company to comply with these requirements could have a material adverse effect on the Company.

     Investments by the Company on behalf of its clients often represent a significant equity ownership position in an issuer's class of stock. As of December 31, 2002, the Company had five percent or more beneficial ownership with respect to 141 equity securities. This activity raises frequent regulatory and legal issues regarding the Company's aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers' shareholder rights plans or "poison pills," state gaming laws and regulations, federal communications laws and regulations, public utility holding company laws and regulations, federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions. The failure of the Company to comply with these requirements could have a material adverse effect on the Company.

     The USA Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers, mutual funds and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Anti-money laundering laws outside of the U.S. contain some similar provisions. The failure of the Company to comply with these requirements could have a material adverse effect on the Company.

     The Company and certain of its affiliates are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. In particular, the Company is subject to requirements in numerous jurisdictions regarding reporting of beneficial ownership positions in securities issued by companies whose securities are publicly traded in those countries. In addition, GAMCO is registered as an international adviser, investment counsel and portfolio manager with the Ontario Securities Commission in Canada in order to market its services to prospective clients which reside in Ontario. Gabelli Associates Limited is organized under the laws of the British Virgin Islands and Gabelli International Gold Fund Limited is organized under the laws of Bermuda. In connection with the Company's opening of an office in London and its plans to market certain products in Europe the Company is required to comply with the laws of the United Kingdom and other European countries regarding these activities. In 2001 the Company applied for and received admission to the Investment Management Regulatory Organization ("IMRO") the then regulatory agency of the United Kingdom. Subsequent to December 1, 2001 the regulatory authority of IMRO was transferred to the Financial Services Authority. In connection with its registration in the United Kingdom the Company has a minimum Liquid Capital Requirement of (pound)267,000, ($430,000 at December 31, 2002) and an Own Funds Requirement of (euro)50,000 ($52,500 at December 31, 2002).

STAFF

     At March 1, 2003, the Company had a full-time staff of approximately 184 individuals, of whom 79 served in the portfolio management, research and trading areas, 62 served in the marketing and shareholder servicing areas and 43 served in the administrative area. As part of its staff, the Company employs seventeen portfolio managers for the Mutual Funds, Separate Accounts and Alternate Investment products. Additionally, Westwood Management employs five portfolio managers who advise five of the six portfolios of the Gabelli Westwood family of funds.

ITEM 2:  PROPERTIES

     At December 31, 2002 the Company leased its principal offices which consisted of a single 60,000 square foot building located at 401 Theodore Fremd Avenue, Rye, New York. This building was leased in December 1997 (prior to the
IPO) from an entity controlled by members of Mr. Gabelli's family, and approximately 9,000 square feet are currently subleased to other tenants. The Company receives rental payments under the sublease agreements, which totaled approximately $260,000 in 2002 and were used to offset operating expenses incurred for the property. The lease provides that all operating expenses related to the property, which are estimated at $600,000 annually, are to be paid by the Company.

     The Company has also entered into leases for office space in both the U.S. and overseas principally for portfolio management, research, sales and marketing personnel. These offices are generally less than 4,000 square feet and leased for periods of five years or less.


ITEM 3:  LEGAL PROCEEDINGS

     From time to time, the Company is a defendant in various lawsuits incidental to its business. The Company does not believe that the outcome of any current litigation will have a material effect on the financial condition of the Company.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2002.

PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's shares of Class A common stock have been traded on the New York Stock Exchange (NYSE) under the symbol GBL since its initial public offering on February 11, 1999. Prior to that there was no public market for our common stock.

     As of March 1, 2003 there were 94 Class A common stockholders of record and 3 Class B common stockholders of record (GGCP and two wholly-owned subsidiaries). These figures do not include stockholders with shares held under beneficial ownership in nominee name which are estimated to be in excess of 4,000.

     The following table sets forth the high and low prices of the Company's Class A common stock for each quarter of 2002 and 2001 as reported by the New York Stock Exchange.

                    QUARTER ENDED               HIGH           LOW
                    -------------               ----           ---
                    March 31, 2002             $ 44.45       $ 35.60
                    June 30, 2002              $ 41.05       $ 35.22
                    September 30, 2002         $ 36.65       $ 24.40
                    December 31, 2002          $ 33.92       $ 27.20

                    March 31, 2001             $ 36.46       $ 27.75
                    June 30, 2001              $ 43.65       $ 30.80
                    September 30, 2001         $ 48.90       $ 31.23
                    December 31, 2001          $ 44.95       $ 35.55


     The Company has not paid any dividends since its inception but is constantly reviewing its dividend policy in light of a number of factors including its capital condition, operating profits and stock market conditions.

     The information set forth under the caption "Equity Compensation Plan Information" in the Proxy Statement is incorporated herein by reference.

ITEM 6: SELECTED FINANCIAL DATA

GENERAL

     The selected historical financial data presented below has been derived in part from, and should be read in conjunction with Management's Discussion and Analysis included in Item 7 and the audited Consolidated Financial Statements of Gabelli Asset Management Inc. and subsidiaries and related notes included in
Item 8 of this report.

     The Company has not presented historical earnings per share for 1998 due to the significant changes in its operations that are not reflected in those historical financial statements (see Note A to the Consolidated Financial Statements).

                             YEAR ENDED DECEMBER 31,
                      (In thousands, except per share data)

                                    1998            1999            2000            2001            2002
                                 ----------      ----------      ----------      ----------      ----------
INCOME STATEMENT DATA
Revenues:
  Investment advisory and
    incentive fees ...........   $  116,358      $  147,414      $  190,200      $  186,124      $  177,077
  Commission revenue .........        8,673          11,856          16,805          15,939          13,883
  Distribution fees and
    other income .............       13,156          16,992          26,913          22,351          18,999
                                 ----------      ----------      ----------      ----------      ----------
    Total revenues ...........      138,187         176,262         233,918         224,414         209,959
                                 ----------      ----------      ----------      ----------      ----------
Expenses:
  Compensation costs .........       56,046          71,860          97,055          85,754          80,387
  Management fee .............       12,246          10,153          11,296          11,325           9,533
  Other operating expenses....       24,883          28,917          36,653          33,887          30,377
  Non-recurring charge .......           --          50,725              --              --              --
                                 ----------      ----------      ----------      ----------      ----------
    Total expenses ...........       93,175         161,655         145,004         130,966         120,297
                                 ----------      ----------      ----------      ----------      ----------
Operating income .............       45,012          14,607          88,914          93,448          89,662
                                 ----------      ----------      ----------      ----------      ----------
Other income (expense), net:
  Net gain (loss) from
    investments ..............       (1,103)         14,253           6,716           5,187           1,353
  Gain on sale of PCS
    licenses, net ............       17,614              --              --              --              --
  Interest and dividend
    income ...................        5,117           6,850           9,745           9,461           6,757
  Interest expense ...........       (2,212)         (3,438)         (3,714)         (6,174)        (11,977)
                                 ----------      ----------      ----------      ----------      ----------
    Total other income
    (expense), net ...........       19,416          17,665          12,747           8,474          (3,867)
                                 ----------      ----------      ----------      ----------      ----------
Income before income taxes
  and minority interest ......       64,428          32,272         101,661         101,922          85,795
  Income taxes ...............        5,451          10,467          40,257          39,342          32,259
  Minority interest ..........        1,710           3,270           3,409           1,482             224
                                 ----------      ----------      ----------      ----------      ----------
Net income ...................   $   57,267      $   18,535      $   57,995      $   61,098      $   53,312
                                 ==========      ==========      ==========      ==========      ==========

Net income per share:
Basic ........................                   $     0.64      $     1.96      $     2.06      $     1.77
                                                 ==========      ==========      ==========      ==========
Diluted ......................                   $     0.64      $     1.94      $     2.03      $     1.76
                                                 ==========      ==========      ==========      ==========

Weighted average shares outstanding:
Basic ........................                       29,117          29,575          29,666          30,092
                                                 ==========      ==========      ==========      ==========
Diluted ......................                       29,117          29,914          30,783          30,302
                                                 ==========      ==========      ==========      ==========
Actual shares outstanding at
  December 31st ..............                       29,699          29,519          29,828          29,881
                                                 ==========      ==========      ==========      ==========

                                                                 DECEMBER 31,
                                 --------------------------------------------------------------------------
                                    1998            1999            2000            2001            2002
                                 ----------      ----------      ----------      ----------      ----------
                                               (IN THOUSANDS, EXCEPT ASSETS UNDER MANAGEMENT)

BALANCE SHEET DATA
  Total assets ...............   $  254,675      $  243,062      $  317,804      $  486,394      $  582,731
  Total liabilities and
    minority interest ........       59,775          95,486         115,607         211,097         260,938
                                 ----------      ----------      ----------      ----------      ----------
  Total stockholders' equity..   $  194,900      $  147,576      $  202,197      $  275,297      $  321,793
                                 ==========      ==========      ==========      ==========      ==========


ASSETS UNDER MANAGEMENT (UNAUDITED)
(at year end, in millions):
  Separate Accounts ..........   $    7,957      $   10,064      $   11,001      $   12,233      $   10,603
  Mutual Funds ...............        8,197          11,640          12,113          11,955          10,068
  Partnerships ...............          146             230             437             573             578
                                 ----------      ----------      ----------      ----------      ----------
    Total ....................   $   16,300      $   21,934      $   23,551      $   24,761      $   21,249
                                 ==========      ==========      ==========      ==========      ==========

                                                       YEAR ENDED DECEMBER 31, 1999
                                                       ----------------------------
                                                         (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)

UNAUDITED PRO FORMA INCOME STATEMENT DATA

Revenues:
  Investment advisory and incentive fees...................      $  147,414
  Commission revenue.......................................          11,856
  Distribution fees and other income.......................          16,992
                                                                 ----------
    Total revenues.........................................         176,262
                                                                 ----------
Expenses:
  Compensation costs.......................................          71,860
  Management fee...........................................           9,057
  Other operating expenses.................................          28,894
  Non-recurring charge.....................................          50,725
                                                                 ----------
    Total expenses.........................................         160,536
                                                                 ----------

  Operating income.........................................          15,726
                                                                 ----------
Other income:
  Net gain from investments................................          12,350
  Interest and dividend income.............................           6,374
  Interest expense.........................................          (3,653)
                                                                 ----------
    Total other income, net................................          15,071
                                                                 ----------
Income before income taxes and minority interest                     30,797
    Income taxes...........................................          12,728
    Minority interest......................................           3,270
                                                                 ----------
Net income.................................................      $   14,799 (a)
                                                                 ==========
Net income per share:
    Basic and diluted......................................      $     0.50 (a)
                                                                 ==========
Weighted average shares outstanding:
    Basic and diluted......................................          29,890
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




--------------------------------------------------------------------------------
(a) Excluding the non recurring charge related to the note payable ($30.9 million, net of tax benefit of $19.8 million, or $1.03 per share) net income and net income per share for the year ended December 31, 1999 were $45.7 million and $1.53, respectively.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Item 8 to this report.

BACKGROUND- BASIS OF PRESENTATION

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

OVERVIEW

     The Company's revenues are largely based on the level of assets under management in its businesses as well as the level of fees associated with its various investment products. Growth in revenues generally depends on the general level and trends of the stock market, good investment performance, which influences assets under management by increasing the value of existing assets under management, contributing to higher investment and lower redemption rates and facilitating the ability to attract additional investors while maintaining current fee levels. Growth in assets under management is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service. Historically, the Company depended primarily on direct distribution of its products and services, but since 1995 has participated in Third-Party Distribution Programs, including NTF Programs. A majority of the Company's cash inflows to mutual fund products have come through these channels since 1998. In recent years the Company has been engaged to act as a sub advisor for other much larger financial services companies with much larger sales distribution organizations. A substantial portion of the cash flows into our institutional and separate accounts business has come through this channel. Fluctuations in financial markets also have a substantial effect on assets under management and results of operations, although the Company's extensive use of variable compensation programs tends to moderate the effects of fluctuations in revenues. The Company's largest source of revenues is investment advisory fees, which are based on the amount and composition of assets under management in its Mutual Funds and Separate Accounts. Advisory fees from the Mutual Funds and sub-advisory accounts are computed daily or weekly, while advisory fees from the Separate Accounts and certain alternative investment products are generally computed quarterly based on account values as of the end of the preceding quarter. These revenues vary depending upon the level of sales compared with redemptions, financial market conditions and the fee structure for assets under management. Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios. Revenues from our alternative investment products generally include an incentive allocation of 20% of the economic profit, as defined. The incentive allocation is recorded as earned with the related compensation expense accrued. The incentive allocation fees and related compensation expense may increase or decrease during the year depending upon the performance of the underlying alternative investment products. At the end of the year a final accounting is prepared by product and payment is received. We receive fulcrum fees from certain Separate Accounts based upon meeting or exceeding certain contractual investment return thresholds over a stipulated period of time. Performance fees are finalized and received when the contract period is completed. Certain fees in our closed end funds are only earned if the funds total return is greater than a specified total return. A total of $465 million of assets in closed-end funds are subject to such arrangements.

     Commission revenues consist of brokerage commissions derived from securities transactions executed on an agency basis on behalf of mutual funds, institutional and high net worth clients as well as investment banking revenue, which consists of underwriting profits, selling concessions and management fees associated with underwriting activities. Commission revenues vary directly with account trading activity and new account generation. Investment banking revenues are directly impacted by the overall market conditions, which affect the number of public offerings which may take place.

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

ASSET HIGHLIGHTS

The Company reported assets under management as follows (dollars in millions):

                                                                                                 Inc(Dec)
                                            1998       1999       2000       2001       2002    2002/2001  % CAGR (a)
                                          -------    -------    -------    -------    -------    -------    -------
Mutual Funds
Open-End                                  $ 5,533    $ 8,509    $ 8,979    $ 8,334    $ 6,482     (22.2%)     11.0%
Closed-End                                  1,626      1,950      1,709      1,831      1,609     (12.1)       1.9
Fixed Income                                1,038      1,181      1,425      1,790      1,977      10.4       18.9
                                          -------    -------    -------    -------    -------
Total Mutual Funds                          8,197     11,640     12,113     11,955     10,068     (15.8)      10.4

Institutional & Separate Accounts
Equities                                    7,133      9,370     10,142     11,513      9,990     (13.2)      10.4
Fixed Income                                  824        694        859        720        613     (14.9)      (8.0)
                                          -------    -------    -------    -------    -------
Total Institutional & Separate Accounts     7,957     10,064     11,001     12,233     10,603     (13.3)       8.6
Alternative Investments                       146        230        437        573        578       0.9       33.2
                                          -------    -------    -------    -------    -------
Total Assets Under Management             $16,300    $21,934    $23,551    $24,761    $21,249     (14.2)       9.8
                                          =======    =======    =======    =======    =======

(a) the % CAGR is computed for the five year period December 31, 1997 through December 31, 2002

     New cash inflows (sales less redemptions) in 2000 and 2001 were $2.9 billion and $2.7 billion, respectively. In 2002 there was a net cash outflow of $61 million. The 2002 cash flows do not include $248 million in assets under management added through our affiliation with Woodland Partners LLC in November 2002. For the three years ended December 31, 2000, 2001 and 2002 our net cash in
(out) flows by product line were as follows (in millions):

                                              2000         2001         2002
                                            --------     --------     --------
Mutual Funds
   Equities ...........................     $  1,472     $    846     $   (188)
   Fixed Income .......................          204          310          156
                                            --------     --------     --------
Total Mutual Funds ....................        1,676        1,156          (32)
                                            --------     --------     --------
Institutional & Separate Accounts
   Equities ...........................          898        1,600           97
   Fixed Income .......................          128         (171)        (120)
                                            --------     --------     --------
Total Institutional & Separate Accounts        1,026        1,429          (23)
                                            --------     --------     --------
Alternative Investments
   Equities ...........................          165          136           (6)
   Fixed Income .......................           --           --           --
                                            --------     --------     --------
Total Alternative Investments .........          165          136           (6)
                                            --------     --------     --------

Total Equities ........................        2,535        2,582          (97)
Total Fixed Income ....................          332          139           36
                                            --------     --------     --------
Total Net Cash In (Out) Flows .........     $  2,867     $  2,721     $    (61)
                                            ========     ========     ========


OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

     Total revenues were $210.0 million in 2002, $14.4 million or 6.4% below total revenues of $224.4 million in 2001. The decline in total revenues by revenue component was as follows: (in millions)

                                                            INCREASE (DECREASE)
                                                             ----------------
                                          2001      2002        $         %
                                         ------    ------    ------    ------
Investment advisory and incentive fees   $186.1    $177.1    $ (9.0)    (4.9%)
Commissions                                15.9      13.9      (2.0)    (12.9)
Distribution Fees and other income         22.4      19.0      (3.4)    (15.0)
                                         ------    ------    ------    ------
Total revenues                           $224.4    $210.0    $(14.4)     (6.4)
                                         ======    ======    ======    ======

     Investment advisory fees are directly influenced by the level and mix of assets under management. Nearly 88% of assets managed by the Company are in equity products. Average assets managed, and therefore investment advisory fees, continued to be impacted by the overall decline in the world equity markets during 2002. Equity markets were down for a third straight year as the Standard & Poor's, Russell 2002 and NASDAQ indices fell 22.1%, 20.5% and 31.1%, respectively. Against this backdrop, assets managed in our open-end equity mutual funds declined 22.2% to $6.5 billion in 2002, from $8.3 billion in 2001. Substantially all of this $1.8 billion decline was due to market performance as equity mutual fund cash outflows were less than $0.2 billion in 2002. The decline in equity-managed assets was largely offset by an increase in assets managed in our fixed income products. The result of lower equity valuations and a shift in mix to lower margin fixed income products led to a decline in mutual fund revenues of 12.8%, or $13.5 million, to $92.2 million in 2002 from $105.7 million in 2001. Investment advisory fees from our institutional and high-net-worth Separate Accounts rose $4.9 million to $77.4 million in 2002 compared to $72.5 million in 2001, benefiting from nearly $100 million in net new cash flows into its equity portfolios during the year. Advisory fees from alternative investment products increased 16% to $5.7 million from $4.9 million in 2001 due to higher overall levels of assets under management. Incentive allocations from alternative investment products, which generally represent 20% of the absolute gain in a portfolio, were lower at $1.8 million in 2002 compared with $3.0 million in 2001 as portfolio gains were impacted by the world equity markets.

     Commission revenues in 2002 were $13.9 million, $2.0 million, or 12.9% lower than commission revenues of $15.9 million in 2001. The lower commission revenues result from a decline in agency trading activity for accounts managed by affiliated companies. Commission revenues derived from transactions on behalf of the Mutual Funds and Separate Accounts clients totaled $11.9 million, or approximately 86% of total commission revenues in 2002.

     Distribution fees and other income declined 15.0% or $3.4 million to $19.0 million in 2002 from $22.4 million in 2001. The year-to-year decline was principally the result of lower average assets under management in open-end equity mutual funds.

     Total expenses were $120.3 million in 2002, a decrease of $10.7 million, or 8.1%, from total expenses of $131.0 million in 2001. Operating income as a percentage of total revenues rose to 43% in 2002 from 42% in 2001. Compensation costs, which are largely variable in nature and increase or decrease as revenues grow or decline, decreased approximately $5.4 million, or 6.3%, to $80.4 million in 2002 from $85.8 million in 2001. We began to increase staffing in portfolio management, research and marketing during the second half of 2002 to further strengthen and expand our core competencies in these areas. This will impact operating margins in the short-term but are expected to strengthen our asset gathering capabilities and increase asset and revenue growth and improve operating margins over the longer term. Management fee expense, which is totally variable and increases or decreases as pre-tax profits grow or decline, was $9.5 million in 2002 and $11.3 in 2001. Other operating expenses, which include marketing, promotion and distribution costs as well as general operating expenses were $30.4 million in 2002, a decrease of approximately $3.5 million, or 10.4%, from $33.9 million in 2001. Included in other operating costs are distribution payments to third party intermediaries, which totaled $10.8 million in 2002, a decrease of $1.5 million, or 11.9%, from $12.3 million in 2001.

     Net gain from investments, which is principally derived from the Company's proprietary investment portfolio, was approximately $1.4 million for the year ended December 31, 2002 compared to $5.2 million in 2001. In 2002 a gain of $0.6 million was realized from the repurchase of 218,200 shares of the mandatory convertible securities. Interest and dividend income was $6.8 million in 2002 compared to $9.5 million in 2001. Interest expense rose $5.8 million to $12.0 million in 2002, from $6.2 million in 2001. The increase in interest expense is attributable to the issuance of a $100 million convertible note in August 2001 and $90 million of mandatory convertible securities (NYSE: GBL.I) issued in February 2002. The convertible note paid interest at a rate of 6.5% per year through August 2002 and pays 6% thereafter. The note is convertible, at the holder's option, into shares of the Company's Class A Common Stock at $53 per share. The mandatory convertible securities pay interest at 6% and consist of both a contract to purchase shares of GBL on February 17, 2005 and 6% senior notes due February 17, 2007.

     The effective tax rate for 2002 was 37.6% down from the 2001 effective tax rate of 38.6% primarily from lower applicable state and local income taxes.

     Minority interest expense was $0.2 million in 2002 down 84.9% from $1.5 million in 2001. The decrease in expense is primarily attributable to the Company's increased ownership in Gabelli Securities, Inc. During 2001 the Company raised its ownership interest to 92% from 77% through the issuance of approximately 400,000 shares of its Class A common stock.

     Shares outstanding on a diluted basis at December 31, 2002 were 30.3 million and did not include any shares from the assumed conversion of the Company's convertible note for the full year 2002 as under the applicable accounting methodology used to compute dilution the convertible note was anti-dilutive. The full number of shares which may be issued upon conversion of this note is approximately 1.9 million. Shares issuable under the mandatory convertible securities are also excluded from the diluted shares calculation under current accounting rules. Shares issuable under the mandatory convertible securities, which convert into Class A Common Stock in February 2005, will be between 1.8 and 2.2.million. During 2002 the Company issued 600,844 shares from the exercise of stock options and repurchased 547,526 shares.

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

     Shares outstanding on a diluted basis at December 31, 2001 were 30.8 million and included 0.7 million shares from the assumed conversion of the Company's convertible note for the period outstanding from its issuance in August 2001. The full number of shares which may be issued upon conversion of this note is approximately 1.9 million.

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

Summary cash flow data is as follows:

                                                           2000        2001        2002
                                                         --------    --------    --------
                                                                  (in thousands)
     Cash flows provided by (used in):
        Operating activities                             $ (1,918)   $139,573    $(38,347)
        Investing activities                              (28,093)       (375)     18,539
        Financing activities                               (3,750)     96,978      25,791
                                                         --------    --------    --------
     Increase (decrease) in cash and cash equivalents     (33,761)    236,176       5,983
     Cash and cash equivalents at beginning of year       103,032      69,271     305,447
                                                         --------    --------    --------
     Cash and cash equivalents at end of year            $ 69,271    $305,447    $311,430
                                                         ========    ========    ========

     Cash and liquidity requirements have historically been met through operating income and the Company's borrowing capacity. At December 31, 2002, the Company had cash and cash equivalents of $311.4 million, an increase of $6.0 million from the prior year end. On August 14, 2002 the Company established a collateral account, consisting of cash and cash equivalents totaling $103.0 million, to secure a letter of credit issued in favor of Cascade Investment LLC("Cascade"), the holder of the $100.0 million convertible note. The letter of credit expires on August 14, 2003. Cash and securities held in the collateral account are restricted from other uses until the letter of credit expires.

     Cash used in operating activities of $38.3 million in 2002 results primarily from $120.0 million used to purchase equity securities and U.S. Government obligations which, due to their maturities, are not classified as cash equivalents, offset by net income of $53.3 million, the cash savings from recognizing $18.7 million in deferred tax assets related to the repayment of the $50 million note payable and the tax benefit related to the exercise of non-qualified stock options of $4.5 million. Cash provided by operating activities of $139.6 million in 2001 came primarily from $70.6 million in proceeds from net sales of investments and reported net income of $61.1 million.

     Cash provided by investing activities of $18.5 million in 2002 is primarily due to distributions from certain partnerships and affiliates of $27.2 million, offset by investments in certain partnerships of $8.1 million. Cash used in investing activities of $0.4 million in 2001 was primarily due to investments in partnerships and affiliates of $33.6 million, offset by distributions from partnerships of $26.2 million and proceeds from sales of available for sale securities of $8.4 million.

     Cash provided by financing activities of $25.8 million in 2002 was largely due to the issuance of $90 million of mandatory convertible securities and $10.8 million received from the exercise of Company stock options by employees partially offset by the payment of a $50.0 million note in January 2002, the purchase of an additional $17.2 million of our Class A Common Stock and $5.3 million of mandatory convertible securities. Cash provided by financing activities of $97.0 million in 2001 was largely due to the issuance of a $100 million convertible note to Cascade, partially offset by the purchase of $3.1 million of additional treasury stock during the year. The note paid interest of 6.5% through August 14, 2002 and pays 6% annually thereafter. The note is convertible, at the option of the holder, into shares of Class A Common Stock at $53 per share. Further, at the option of the holder, this note can be put back to the Company at par on August 13, 2003.

     The Company continues to maintain its investment grade rating which it has received from two ratings agencies, Moody's Investors Services and Standard and Poor's Ratings Services. We believe that our ability to maintain our investment grade rating will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs.

     Gabelli & Company is registered with the Commission as a broker-dealer and is a member of the NASD. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. As of December 31, 2001 and 2002, Gabelli & Company had net capital, as defined, of approximately $10.4 million and $13.5 million, respectively, exceeding the regulatory requirement by approximately $10.2 million and $13.2 million, respectively. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

MARKET RISK

EQUITY PRICE RISK

     The Company is subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. The Company's exposure to market risk is directly related to its role as financial intermediary and advisor for assets under management in its mutual funds, institutional and separate accounts business and its proprietary investment and trading activities. At December 31, 2002, the Company's primary market risk exposure was for changes in equity prices and interest rates. At December 31, 2001 and 2002, the Company had equity investments, including mutual funds largely invested in equity products, of $52.8 million and $69.2 million, respectively. Investments in mutual funds, $38.9 million and $38.5 million at December 31, 2001 and 2002, respectively, generally lower market risk through the diversification of financial instruments within their portfolios. In addition, the Company may alter its investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. The Company also holds investments in partnerships and affiliates which invest primarily in equity securities and which are subject to changes in equity prices. Investments in partnerships and affiliates totaled $65.8 million and $47.9 million at December 31, 2001 and 2002, respectively, of which $53.8 million and $35.7 million were invested in partnerships and affiliates which invest in event-driven merger arbitrage strategies. These strategies are primarily dependent upon deal closure rather than the overall market environment.

     The following table provides a sensitivity analysis for our investments in equity securities and partnerships which invest primarily in equity securities excluding arbitrage products, for which the principal exposure is to deal closure and not overall market conditions, as of December 31, 2001 and 2002. The sensitivity analysis assumes a 10% increase or decrease in the value of these investments. (In thousands)

                                                          FAIR VALUE ASSUMING  FAIR VALUE ASSUMING
                                                            10% DECREASE IN      10% INCREASE IN
                                          FAIR VALUE         EQUITY PRICES        EQUITY PRICES
                                          ----------           ----------           ----------
AT DECEMBER 31, 2001:
Equity price sensitive investments,
  at fair value........................   $ 63,196.5           $ 56,876.9            $ 69,516.2
                                          ----------           ----------           ----------
AT DECEMBER 31, 2002:
Equity price sensitive investments,
  at fair value........................   $ 78,905.4           $ 71,014.9           $ 86,795.9
                                          ----------           ----------           ----------

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

INTEREST RATE RISK

     The Company's exposure to interest rate risk results, principally, from its investment of excess cash in government obligations. These investments are primarily short term in nature and the fair value of these investments generally approximates market value. The Company's mandatory convertible securities include a provision to reset the interest rate in November 2004. The reset rate will be determined by the rates the notes should bear in order for each note to have an aggregate market value of 100.5% of the principal amount of the note. If the reset rate was determined at December 31, 2002 the interest rate would have been approximately 4.1%.

COMMITMENTS AND CONTINGENCIES

     The Company is obligated to make future payments under various contracts such as debt agreements and capital and operating lease agreements. The following table sets forth the significant contractual cash obligations of the Company as of December 31, 2002. (In thousands)

                               Total         2003         2004         2005         2006         2007      Thereafter
                              --------     --------     --------     --------     --------     --------     --------
Contractual Obligations:
6% Convertible note .....     $100,000     $     --     $     --     $     --     $     --     $     --     $100,000
6.95%-Mandatory
  convertible securities        84,545           --           --           --           --       84,545           --
Capital lease obligations        7,896          756          765          765          765          765        4,080
Non-cancelable operating
  lease obligations .....        1,191          437          247          216          199           92           --
                              --------     --------     --------     --------     --------     --------     --------
Total ...................     $193,632     $  1,193     $  1,012     $    981     $    964     $ 85,402     $104,080
                              ========     ========     ========     ========     ========     ========     ========

     In addition, the 6% convertible note provides the holder certain put rights, at par plus accrued interest, on August 13, 2003. If exercised, the Company will be required to pay down the entire principal balance at that time. A collateral account consisting of cash and securities has been established in the amount of $103.0 million to secure a letter of credit in favor of the convertible note holder. The letter of credit will expire on August 14, 2003.

CRITICAL ACCOUNTING POLICIES

     In the ordinary course of business the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles. We base our estimates on historical experience, when available, and on other various assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions.

     We believe the following critical assumptions and estimates are those applied to revenue recognition, the valuation of investments, goodwill and other long-lived intangibles, income taxes, stock option accounting and the possible impact of the recently issued accounting policy Financial Interpretation No. ("FIN") 46 "Consolidation of Variable Interest Entities."

REVENUE RECOGNITION

     Advisory fees from Mutual Funds and sub-advisory accounts are computed daily or weekly, while advisory fees from Separate Accounts and certain alternative investment products are generally computed quarterly based upon account values as of the end of the preceding quarter. Revenues from our alternative investment products generally include an incentive allocation of 20% of the economic profit, as defined, which is recorded as earned. The incentive allocation fees may increase or decrease during the year as funds' profits increase or decrease. Revenues may also include performance fees and fulcrum fees from certain Separate Accounts and closed-end funds based upon meeting or exceeding certain contractual investment return thresholds over a stipulated period of time. Performance fees are finalized and received when the contract period is completed.

INVESTMENTS

     We hold investments in investment partnerships and affiliates, whose underlying assets consist of marketable securities, which are accounted for using the equity method, under which we record our share of the earnings or losses into income as earned. While many of these investments are publicly traded and have readily available market valuations, some of their investments are non-publicly traded whose value may be difficult to determine. Investments are written down when management believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in an inability to recover the carrying value of the investment and thereby require an impairment charge to earnings.

GOODWILL AND OTHER LONG-LIVED INTANGIBLE ASSETS

     Prior to the issuance of SFAS 142, goodwill and other long-lived intangible assets were amortized each year. The adoption of SFAS 142 at the beginning of 2002, eliminated the amortization of these assets and established requirements for having them tested for impairment at least annually. At December 31, 2002 management assessed the recoverability of goodwill and other intangible assets and determined that there was no impairment. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, it may result in an impairment charge for these assets to income.

INCOME TAXES

     In the ordinary course of business, we prepare a number of tax returns, which are regularly audited by Federal, state and foreign tax authorities. The inherent complications in the various tax codes often create the need for subjective judgments in applying its provisions. While management believes that tax positions taken comply with tax law and are both reasonable and supported by the facts and circumstances of the situation, upon audit additional taxes may be assessed. The extent to which assessments may be proposed, the ultimate impact on future financial results cannot be determined.

STOCK BASED COMPENSATION

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." we currently account for stock options by the disclosure-only provision of this Statement, and therefore use the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for accounting for stock-based compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the option grant over the exercise price. We have not incurred any such compensation expense during the last three fiscal years. If we had elected to account for our stock based compensation awards previously issued using the fair value method, the estimated fair value of awards would have been charged against income over the vesting period. For the year ended December 31, 2002 net income and diluted net income per share would have been lowered by an estimated $698,000 and $0.03 per share, respectively under the fair value method. The estimated fair value of option awards is determined using the Black Scholes option-pricing model. This sophisticated model utilizes a number of assumptions in arriving at its results, including the estimate life of the option, the risk free interest rate at the date of grant and the volatility of the underlying common stock. There may be other factors, which have not been considered, which may have an effect on the value of the options as well. The effects of changing any of the assumptions or factors employed by the Black Scholes model may result in a significantly different valuation, net income and net income per share.

RECENT ACCOUNTING DEVELOPMENTS

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, intangible assets with indefinite lives and goodwill will no longer be required to be amortized. Instead, these assets will be evaluated annually for impairment. The Company adopted the provisions of SFAS 142 at the beginning of 2002. Based on managements review and evaluation there was no impairment in the carrying value of its intangible assets including goodwill and it did not have a material impact on the Company's consolidated financial statements in 2002.

     In April 2002, the FASB issued SFAS No. 145, which rescinded SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt". Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item. As a result of the rescission, the criteria in APB Opinion No. 30 is used to classify gains and losses from debt extinguishments. Since the issuance of SFAS No. 4, the use of debt extinguishments has become a part of the risk management strategy of many companies, particularly those who participate in the secondary lending markets. Debt extinguishment no longer meets the criteria for classification as extraordinary items in APB Opinion No. 30. Accordingly, gains from the repurchase of the Company's mandatory convertible in 2002 of $613,000 have been included in net gain from investments and not as an extraordinary item. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements in 2002 and is not expected to have a material impact on future consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), which provides accounting, and disclosure requirements for certain guarantees. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretations initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company indemnifies its clearing broker for losses it may sustain from the customer accounts introduced by the Company's broker dealer subsidiaries. In accordance with New York Stock Exchange rules customer balances are typically collateralized by customer securities or supported by other recourse provisions. In addition, the Company further limits margin balances to a maximum of 25% versus 50% permitted under exchange regulations. At December 31, 2002 the total amount of customer balances subject to indemnification (i.e. margin debits) was immaterial.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which provides alternative methods of transition to SFAS 123, "Accounting for Stock-Based Compensation" and also amends its disclosure provisions. In addition to the Prospective method originally provided under Statement 123, Statement 148 provides for a modified prospective and a retroactive restatement method. SFAS 148 further expands the disclosure requirements to require disclosure in condensed consolidated interim financial statements for any period in which stock-based awards are outstanding and accounted for using the intrinsic value method of APB Opinion No. 25. The Company will begin expensing options using the fair value recognition provisions of SFAS 123 effective January 1, 2003. We are in the process of determining which of the three transition methods provided under SFAS 148 will be applied.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. This interpretation focuses on financial interests that indicate control despite the absence of clear control through voting interests. It concludes that a company's exposure (variable interest) to the economic risks and rewards from the variable interest entity's assets and activities are the best evidence of control. If the company holds the largest variable interest it could be considered the primary beneficiary. As the primary beneficiary it would be required to include the variable interest entity's assets, liabilities and results of operations in its own financial statements. This interpretation may require the Company to consolidate or provide additional disclosures of the financial information for certain investment partnerships for which it is a general partner. This interpretation is effective for variable interest entities created after January 31, 2003; otherwise, it is applicable for the first interim or annual reporting period after June 15, 2003. If applicable, the Interpretation would require consolidation of an investment partnership's assets and liabilities and results of operation with minority interest recorded for the ownership share applicable to other investors. The difference between consolidation and the equity method would impact detailed line items reported within the consolidated financial statements but not overall consolidated net income or stockholders' equity. Where consolidation is not required additional disclosures maybe required. Refer to Note C to the consolidated financial statements.

SEASONALITY AND INFLATION

     The Company does not believe its operations are subject to significant seasonal fluctuations. The Company does not believe inflation will significantly affect its compensation costs, as they are substantially variable in nature. However, the rate of inflation may affect Company expenses such as information technology and occupancy costs. To the extent inflation results in rising interest rates and has other effects upon the securities markets, it may adversely affect the Company's financial position and results of operations by reducing the Company's assets under management, revenues or otherwise.


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

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GABELLI ASSET MANANAGEMENT INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                           PAGE


     Report of Independent Auditors.....................................    F-2


     CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Statements of Operations for the years
      ended December 31, 2000, 2001 and 2002............................    F-3

     Consolidated Statements of Financial Condition at
       December 31, 2001 and 2002.......................................    F-4

     Consolidated Statements of Stockholders' Equity for
       the years ended December 31, 2000, 2001 and 2002.................    F-5

     Consolidated Statements of Cash Flows for the years
       ended December 31, 2000, 2001 and 2002...........................    F-6

     Notes to Consolidated Financial Statements.........................    F-7


     SUPPLEMENTARY DATA:
     Unaudited Pro Forma Consolidated Statement of
       Income for the year ended December 31, 1999......................    F-18



----------

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable have been omitted.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Gabelli Asset Management Inc. and Subsidiaries

     We have audited the accompanying consolidated statements of financial condition of Gabelli Asset Management Inc. and Subsidiaries as of December 31, 2001 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gabelli Asset Management Inc. and Subsidiaries at December 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.




                                                        ERNST & YOUNG LLP



New York, New York
March 11, 2003

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     YEAR ENDED DECEMBER 31,
                                           ------------------------------------------
                                              2000            2001            2002
                                           ----------      ----------      ----------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
Investment advisory and incentive fees     $  190,200      $  186,124      $  177,077
Commission revenue ...................         16,805          15,939          13,883
Distribution fees and other income ...         26,913          22,351          18,999
                                           ----------      ----------      ----------
     Total revenues ..................        233,918         224,414         209,959
                                           ----------      ----------      ----------
EXPENSES
Compensation costs ...................         97,055          85,754          80,387
Management fee .......................         11,296          11,325           9,533
Other operating expenses .............         36,653          33,887          30,377
                                           ----------      ----------      ----------
     Total expenses ..................        145,004         130,966         120,297
                                           ----------      ----------      ----------
Operating income .....................         88,914          93,448          89,662
                                           ----------      ----------      ----------
OTHER INCOME (EXPENSE)
Net gain from investments ............          6,716           5,187           1,353
Interest and dividend income .........          9,745           9,461           6,757
Interest expense .....................         (3,714)         (6,174)        (11,977)
                                           ----------      ----------      ----------
     Total other income (expense), net         12,747           8,474          (3,867)
                                           ----------      ----------      ----------

Income before income taxes and
  minority interest ..................        101,661         101,922          85,795
Income taxes .........................         40,257          39,342          32,259
Minority interest ....................          3,409           1,482             224
                                           ----------      ----------      ----------
Net income ...........................     $   57,995      $   61,098      $   53,312
                                           ==========      ==========      ==========

Net income per share:
Basic ................................     $     1.96      $     2.06      $     1.77
                                           ==========      ==========      ==========
Diluted ..............................     $     1.94      $     2.03      $     1.76
                                           ==========      ==========      ==========

Weighted average shares outstanding:
Basic ................................         29,575          29,666          30,092
                                           ==========      ==========      ==========
Diluted ..............................         29,914          30,783          30,302
                                           ==========      ==========      ==========

                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                      DECEMBER 31,
                                                                              --------------------------
                                                                                 2001            2002
                                                                              ----------      ----------
                                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS

Cash and cash equivalents, including restricted cash of $103,000 in 2002      $  305,447      $  311,430
Investments in securities ...............................................         56,293         175,466
Investments in partnerships and affiliates ..............................         65,838          47,932
Receivable from brokers .................................................             36           4,919
Investment advisory fees receivable .....................................         14,651          15,603
Notes and other receivables from affiliates .............................         11,860          10,440
Capital lease ...........................................................          2,693           2,446
Deferred income taxes ...................................................         18,661              --
Intangible assets .......................................................          4,653           4,650
Other assets ............................................................          6,262           9,845
                                                                              ----------      ----------
     Total assets .......................................................     $  486,394      $  582,731
                                                                              ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable ............................................................     $   50,000      $       --
Payable to brokers ......................................................          8,554          17,138
Income taxes payable ....................................................          4,733           9,196
Capital lease obligation ................................................          3,492           3,433
Compensation payable ....................................................         21,183          18,459
Securities sold, not yet purchased ......................................             --           5,022
Accrued expenses and other liabilities ..................................         15,524          15,583
                                                                              ----------      ----------
     Total liabilities ..................................................        103,486          68,831
                                                                              ----------      ----------

6% Convertible note .....................................................        100,000         100,000

6.95% Mandatory convertible securities ..................................             --          84,545

Minority interest .......................................................          7,611           7,562

Stockholders' equity:
  Class A Common Stock, $.001 par value; 100,000,000 shares authorized;
    6,550,000 and 7,450,844 shares issued, respectively .................              7               8
  Class B Common Stock, $.001 par value; 100,000,000 shares authorized;
    23,450,000 and 23,150,000 shares issued and outstanding, respectively             23              23
  Additional paid-in capital ............................................        126,001         136,835
  Retained earnings .....................................................        154,249         207,561
  Accumulated comprehensive loss ........................................           (168)           (638)
  Treasury stock, at cost (172,096 and 719,622 shares, respectively) ....         (4,815)        (21,996)
                                                                              ----------      ----------
            Total stockholders' equity ..................................        275,297         321,793
                                                                              ----------      ----------
            Total liabilities and stockholders' equity ..................     $  486,394      $  582,731
                                                                              ==========      ==========

                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                             (DOLLARS IN THOUSANDS)

                                                                                        ACCUMULATED
                                                                                           OTHER
                                                          ADDITIONAL                       COMPRE-
                                             COMMON         PAID-IN        RETAINED        HENSIVE        TREASURY
                                             STOCK          CAPITAL        EARNINGS         LOSS            STOCK           TOTAL
                                           ----------     ----------      ----------     ----------      ----------      ----------
Balance at December 31, 1999 .........     $       30     $  117,046      $   35,156     $       --      $   (4,656)     $  147,576
                                           ----------     ----------      ----------     ----------      ----------      ----------

  Net income .........................             --             --          57,995             --              --          57,995
  Purchase of treasury stock .........             --             --              --             --          (3,374)         (3,374)
                                           ----------     ----------      ----------     ----------      ----------      ----------
Balance at December 31, 2000 .........             30        117,046          93,151             --          (8,030)        202,197
                                           ----------     ----------      ----------     ----------      ----------      ----------
  Comprehensive income:
     Net income ......................             --             --          61,098             --              --          61,098
     Other comprehensive loss:
       Net unrealized losses on
        securities available for sale,
        net of management fees and
        income tax benefit of $136 ...             --             --              --           (168)             --            (168)
                                                                                                                         ----------
     Total comprehensive income ......                                                                                       60,930
  Exchange of treasury stock for
     minority  interests in a
     subsidiary ......................             --          8,955              --             --           6,268          15,223
  Purchase of treasury stock .........             --             --              --             --          (3,053)         (3,053)
                                           ----------     ----------      ----------     ----------      ----------      ----------
Balance at December 31, 2001 .........             30        126,001         154,249           (168)         (4,815)        275,297
                                           ----------     ----------      ----------     ----------      ----------      ----------
  Comprehensive income:
     Net income ......................             --             --          53,312             --              --          53,312
     Other comprehensive loss:
       Net unrealized losses on
        securities available for sale,
        net of management fees and
        income tax benefit of $362 ...             --             --              --           (470)             --            (470)
                                                                                                                         ----------
     Total comprehensive income ......                                                                                       52,842
  Issuance of mandatory convertible
     securities ......................             --         (4,615)             --             --              --          (4,615)
  Purchase and retirement of
     mandatory convertible securities              --            143              --             --              --             143
  Exercise of stock options including
     tax benefit .....................              1         15,306              --             --              --          15,307
  Purchase of treasury stock .........             --             --              --             --         (17,181)        (17,181)
                                           ----------     ----------      ----------     ----------      ----------      ----------
Balance at December 31, 2002 .........     $       31     $  136,835      $  207,561     $     (638)     $  (21,996)     $  321,793
                                           ==========     ==========      ==========     ==========      ==========      ==========

                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR  ENDED DECEMBER 31
                                                               ------------------------------------------
                                                                  2000            2001            2002
                                                               ----------      ----------      ----------
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES
Net income ...............................................     $   57,995      $   61,098      $   53,312
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
  Equity in earnings of partnerships and affiliates ......         (7,435)         (1,949)         (1,135)
  Depreciation and amortization ..........................            706             769             897
  Deferred income taxes ..................................         (2,495)            721          19,882
  Tax benefit from stock options exercised ...............             --              --           4,488
  Minority interest in income of subsidiaries ............          3,409           1,482             224
  Realized losses on available for sale securities .......             --             320              20
  Market value of donated securities .....................             --              --             412
 (Increase) decrease in operating assets:
     Investments in securities ...........................        (64,729)         70,635        (119,935)
     Investment advisory fees receivable .................         (1,038)            656            (953)
     Notes and other receivables from affiliates .........              5            (276)          1,419
     Other receivables ...................................           (798)           (650)            417
     Receivable from broker ..............................         (3,853)          3,817          (4,883)
     Other assets ........................................           (773)         (2,919)         (4,647)
  Increase (decrease) in operating liabilities:
     Payable to broker ...................................         (5,637)          8,554           8,584
     Income taxes payable ................................          2,876          (2,629)          3,521
     Compensation payable ................................         15,410          (4,457)         (2,641)
     Securities sold, but not yet purchased ..............             (2)             --           5,022
     Accrued expenses and other liabilities ..............          4,441           4,401          (2,351)
                                                               ----------      ----------      ----------
Total adjustments ........................................        (59,913)         78,475         (91,659)
                                                               ----------      ----------      ----------
Net cash provided by (used in) operating activities ......         (1,918)        139,573         (38,347)
                                                               ----------      ----------      ----------
INVESTING ACTIVITIES
Purchases of available for sale securities ...............             --          (1,394)         (1,237)
Proceeds from sales of available for sale securities .....             --           8,362             735
Distributions from partnerships and affiliates ...........          4,447          26,241          27,154
Investments in partnerships and affiliates ...............        (32,540)        (33,584)         (8,113)
                                                               ----------      ----------      ----------
Net cash provided by (used in) investing activities ......        (28,093)           (375)         18,539
                                                               ----------      ----------      ----------
FINANCING ACTIVITIES
Purchase of minority stockholders' interest ..............           (376)             31            (273)
Proceeds from issuance of convertible note ...............             --         100,000              --
Proceeds from issuance of mandatory convertible securities             --              --          87,738
Repayment of note payable ................................             --              --         (50,000)
Proceeds from exercise of stock options ..................             --              --          10,819
Purchase of mandatory convertible securities .............             --              --          (5,312)
Purchase of treasury stock ...............................         (3,374)         (3,053)        (17,181)
                                                               ----------      ----------      ----------
Net cash provided by (used in) financing activities ......         (3,750)         96,978          25,791
                                                               ----------      ----------      ----------

Net increase (decrease) in cash and cash equivalents .....        (33,761)        236,176           5,983
Cash and cash equivalents at beginning of year ...........        103,032          69,271         305,447
                                                               ----------      ----------      ----------
Cash and cash equivalents at end of year .................     $   69,271      $  305,447      $  311,430
                                                               ==========      ==========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest ...................................     $    3,714      $    6,174      $   11,977
                                                               ----------      ----------      ----------
Cash paid for income taxes ...............................     $   39,884      $   41,421      $    4,464
                                                               ----------      ----------      ----------
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Treasury stock exchanged for subsidiary stock held
  by minority stockholders ...............................     $       --      $   15,223      $       --
                                                               ----------      ----------      ----------
Securities reclassified to available for sale ............     $       --      $   14,278      $       --
                                                               ----------      ----------      ----------

                             See accompanying notes

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

     The accompanying consolidated financial statements include the assets, liabilities and earnings of GBL its wholly-owned subsidiary GAMCO Investors, Inc. ("GAMCO"), and GBL's majority-owned subsidiaries consisting of Gabelli Securities, Inc. ("GSI"), Gabelli Fixed Income L.L.C. ("Fixed Income") and Gabelli Advisers Inc. ("Advisers").

     At December 31, 2000, 2001 and 2002, the Company owned approximately 77%, 92% and 92%, respectively, of GSI, 80% of Fixed Income and a 51% voting interest in Advisers (41% economic interest.) All significant intercompany transactions and balances have been eliminated.

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

CASH AND CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase.

     At December 31, 2002 approximately $103 million of cash and cash equivalents was held as collateral to secure a letter of credit issued August 14, 2002 in favor of the holder of the $100 million convertible note. The letter of credit is due to expire on August 14, 2003.

SECURITIES TRANSACTIONS

     Investments in securities are accounted for as either "trading securities" or "available for sale" and are stated at quoted market values. Securities that are not readily marketable are stated at their estimated fair values as determined by the Company's management. The resulting unrealized gains and losses for trading securities are included in net gain from investments and the unrealized gains and losses for available for sale securities, net of management fees and tax, are reported as a separate component of stockholders' equity. Securities transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from securities transactions are recorded on the identified cost basis. Commissions and related clearing charges are recorded on a trade date basis.

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

RECEIVABLES FROM AND PAYABLES TO BROKERS

     Receivables from and payables to brokers consist of amounts arising primarily from the purchases and sales of securities.

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

DEPRECIATION AND AMORTIZATION

     Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are recorded at cost and amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter.

INTANGIBLE ASSETS

     Intangible assets consist primarily of the cost in excess of net assets acquired (i.e. goodwill). In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which established new accounting and reporting standards for goodwill and other intangible assets. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are instead reviewed at least annually for impairment in accordance with the provisions of the Statement. Those intangibles which are separately identifiable and have finite lives will continue to be amortized over their useful lives. The adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial statements.

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

     Diluted net income per share, in addition to the weighted average determined for basic net income per share, includes common stock equivalents which would arise from the exercise of stock options using the treasury stock method and, if dilutive, assumes the conversion of the Company's convertible note for the period outstanding since its issuance in August 2001. An average of 339,000, 398,000 and 210,000 incremental shares were included as the dilutive effect of stock options in 2000, 2001 and 2002, respectively. In 2001 net income is adjusted for interest expense, net of management fees and taxes, of $1,365,000 and the weighted average shares outstanding includes 719,000 incremental shares as the dilutive effect of the convertible note from its date of issuance in August 2001. In 2002 the assumed conversion of the convertible note would be anti-dilutive and, accordingly, has not been included in computing diluted net income per share.

STOCK BASED COMPENSATION

     The Company currently sponsors stock option plans previously adopted and approved by its shareholders as a means to attract, retain and motivate employees. The Company has elected to account for stock options under the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense is recognized where the exercise price equals or exceeds the market price of the underlying stock on the date of grant. In July 2002 the Company announced it would begin expensing the cost of stock options effective January 1, 2003 using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Refer also to Notes F and O.

BUSINESS SEGMENTS

     The Company operates predominantly in one business segment, the investment advisory and asset management industry.

DISTRIBUTION COSTS

     The Company incurs certain promotion and distribution costs, which are expensed as incurred, related to the sale of shares of mutual funds advised by the Company (the "Funds").

RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2002, the FASB issued SFAS No. 145, which rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Under SFAS No. 4 all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item. As a result of the rescission the criteria in APB Opinion No. 30 is used to classify gains and losses from debt extinguishment. Since the issuance of SFAS No. 4 the use of debt extinguishment has become a part of the risk management strategy of many companies, particularly those which participate in the secondary lending market. Debt extinguishments no longer meet the criteria for classification as extraordinary items in APB Opinion No. 30. Accordingly, gains from the repurchase of the Company's mandatory convertible securities in 2002 of $613,000 have been included in net gain from investments and not as an extraordinary item. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements in 2002.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), which provides accounting, and disclosure requirements for certain guarantees. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretations initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company indemnifies its clearing broker for losses it may sustain from the customer accounts introduced by the Company's broker dealer subsidiaries. In accordance with New York Stock Exchange rules customer balances are typically collateralized by customer securities or supported by other recourse provisions. In addition, the Company further limits margin balances to a maximum of 25% versus 50% permitted under exchange regulations. At December 31, 2002 the total amount of customer balances subject to indemnification (i.e. margin debits) was immaterial.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. This interpretation focuses on financial interests that indicate control despite the absence of clear control through voting interests. It concludes that a company's exposure (variable interest) to the economic risks and rewards from the variable interest entity's assets and activities are the best evidence of control. If the company holds the largest variable interest it could be considered the primary beneficiary. As the primary beneficiary it would be required to include the variable interest entity's assets, liabilities and results of operations in its own financial statements. This interpretation may require the Company to consolidate or provide additional disclosures of the financial information for certain investment partnerships for which it is a general partner. This Interpretation is effective for variable interest entities created after January 31, 2003; otherwise, it is applicable for the first interim or annual reporting period beginning after June 15, 2003. If applicable, the Interpretation would require consolidation of an investment partnership's assets and liabilities and results of operations with minority interest recorded for the ownership share applicable to other investors. The difference between consolidation and the equity method would impact detailed line items reported within the consolidated financial statements but not overall consolidated net income or stockholders' equity. Where consolidation is not required, additional disclosures may be required.

B.   INVESTMENTS IN SECURITIES

     Investments in securities at December 31, 2001 and 2002 consisted of the following:

                                                       2001                      2002
                                               ---------------------     ---------------------
                                                             MARKET                    MARKET
                                                 COST        VALUE         COST        VALUE
                                               --------     --------     --------     --------
                                                               (IN THOUSANDS)
     Trading securities:
     U.S. Government obligations .........     $  3,476     $  3,490     $104,323     $104,706
     Common stocks .......................       12,052       12,275       28,859       28,231
     Mutual funds ........................       32,217       32,195       32,726       32,582
     Corporate bonds .....................           --           --        1,598        1,599
     Other investments ...................        1,648        1,647        2,425        2,425
                                               --------     --------     --------     --------
     Total trading securities ............       49,393       49,607      169,931      169,543
                                               --------     --------     --------     --------

     Available for sale securities:
     Mutual funds ........................        6,990        6,686        7,059        5,923
                                               --------     --------     --------     --------
     Total available for sale securities..        6,990        6,686        7,059        5,923
                                               --------     --------     --------     --------
     Total investments in securities .....     $ 56,383     $ 56,293     $176,990     $175,466
                                               ========     ========     ========     ========

     At December 31, 2001 and 2002 the market value of investments available for sale was $6.7 million and $5.9 million, respectively. An unrealized holding loss, net of management fees and taxes, of $0.2 million and $0.6 million in 2001 and 2002, respectively, has been included in stockholders' equity. Proceeds from sales of investments available for sale were approximately $8.4 million and $0.7 million for the periods ended December 31, 2001 and 2002, respectively. Realized gains on the sale of investments available for sale amounted to $0.2 million and $0.1 million and realized losses were $0.5 million and $0.1 million during 2001 and 2002, respectively.

C.   INVESTMENTS IN PARTNERSHIPS AND AFFILIATES

     The Company is a co-General Partner of various limited partnerships whose underlying assets consist primarily of marketable securities. As co-General Partner, the Company is contingently liable for all of the partnerships' liabilities. Summary financial information, including the Company's carrying value and income from these partnerships at December 31, 2001 and 2002 and for the years then ended, is as follows (in thousands):

                                                 2001          2002
                                               --------      --------
     Total assets......................        $268,768      $271,764
     Total liabilities.................          25,197        44,577
     Equity............................         243,571       227,187
     Net earnings......................           1,991           774
     Company's carrying value..........          34,396        28,300
     Company's income..................              94            25


     Income from the above partnerships for the year ended December 31, 2000 was approximately $6,571,000.

     The Company's income from these partnerships consists of its pro rata capital allocation and its share of a 20% incentive allocation from the limited partners. The general partners also receive an annual administrative fee based on a percentage of each partnership's net assets. For the years ended December 31, 2000, 2001 and 2002, the Company earned administrative fees of approximately $1,745,000, $2,193,000, and $2,041,000, respectively.

     At December 31, 2001 and 2002, the Company had various limited partner interests in unaffiliated limited partnerships aggregating approximately $1,161,000 and $1,596,000, respectively. For the years ended December 31, 2000, 2001 and 2002, the net gains recorded by the Company in these investments approximated $137,000, $100,000, and $423,000, respectively.

     At December 31, 2001 and 2002, the Company had investments in various affiliated offshore funds aggregating $28,694,000 and $18,036,000, respectively. As the investment advisor, the Company earns an annual administrative fee based on a percentage of net assets and is entitled to a performance fee based on the absolute gain in the portfolio. For the years ended December 31, 2001 and 2002, the Company earned administrative and performance fees of $4,311,000 and $3,613,000, respectively.

D.   INCOME TAXES

     The Company accounts for income taxes under the liability method prescribed by Financial Accounting Standards Board Statement No. 109 ("SFAS 109"). Under SFAS 109, deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes.

     The Company and its greater than 80% owned subsidiaries file a consolidated federal income tax return. Advisers, the Company's less than 80% owned subsidiary files a separate federal income tax return. Accordingly, the income tax provision represents the aggregate of the amounts provided for all companies.

     The provision (benefit) for income taxes for the years ended December 31, 2000, 2001 and 2002 consisted of the following:

                                            2000          2001          2002
                                          --------      --------      --------
                                                     (IN THOUSANDS)
     Federal:
        Current ........................  $ 36,945      $ 33,089      $ 10,284
        Deferred .......................    (2,329)          842        17,027

     State and local:
        Current ........................     5,807         5,426         2,093
        Deferred .......................      (166)          (15)        2,855
                                          --------      --------      --------
                                          $ 40,257      $ 39,342      $ 32,259
                                          ========      ========      ========

     The Company's effective tax rate for each of the years ended December 31, 2000, 2001 and 2002 was 39.6%, 38.6% and 37.6%, respectively. A reconciliation of the Federal statutory income tax rate to the effective tax rate is set forth below:

                                            2000          2001          2002
                                          --------      --------      --------
     Statutory Federal income tax rate        35.0%         35.0%         35.0%
     State income tax, net of Federal
       benefit .........................       3.6           3.4           3.7
     Other .............................       1.0           0.2          (1.1)
                                          --------      --------      --------
     Effective income tax rate .........      39.6%         38.6%         37.6%
                                          ========      ========      ========


     Significant components of the Company's deferred tax assets and liabilities were as follows:
                                                          2001          2002
                                                        --------      --------
     Deferred tax assets:                                   (in thousands)
        Deferred compensation ........................  $ 19,830      $     --
        Investments in securities available for sale..        16           400
        Other ........................................     1,419           523
                                                        --------      --------
                                                          21,265           923
                                                        --------      --------
     Deferred tax liabilities:
        Investments in securities and partnerships....    (2,565)       (1,290)
        Other ........................................       (39)         (470)
                                                        --------      --------
        Total deferred tax liabilities ...............    (2,604)       (1,760)
                                                        --------      --------
     Net deferred tax assets (liabilities)............  $ 18,661      $   (837)
                                                        ========      ========

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

E.   DEBT

     Debt consists of the following:
                                                          2001          2002
                                                        --------      --------
     Note payable.....................................  $ 50,000      $     --

     Convertible note.................................   100,000       100,000
     Mandatory convertible securities.................        --        84,545
                                                        --------      --------
     Total............................................  $150,000      $184,545
                                                        ========      ========

NOTE PAYABLE

     In conjunction with the Reorganization, the Company entered into an Employment Agreement with its Chairman and Chief Executive Officer ("Chairman") which, in part, provides that the Chairman will be paid $50 million on January 2, 2002. Interest was payable quarterly at an annual rate of 6% from the date of the Agreement. This payment, plus related costs and net of a related deferred tax benefit of $19.8 million, has been reflected as a one time charge to earnings in the first quarter of 1999 and the liability has been recorded as a note payable. The note was paid in full on January 2, 2002. Interest expense recorded on this note was $3,000,000 for each of the years ended December 31, 2000 and 2001, respectively.

CONVERTIBLE NOTE

     On August 13, 2001, the Company issued a 10-year, $100 million convertible note to Cascade Investment LLC ("Cascade"). The convertible note, due August 14, 2011, pays interest semi-annually at 6.5% for the first year and 6% thereafter and is convertible into the Company's Class A Common Stock at $53 per share. The note provides the holder with certain put rights, at par plus accrued interest, on August 13, 2003. As a result of the purchase, and upon conversion, Cascade will own approximately 6% of the Company's aggregate outstanding common stock.

     On August 9, 2002, the Board of Directors authorized the Company to establish a collateral account consisting of cash or securities totaling $103 million to secure a letter of credit in favor of Cascade. The Company will pay fees of approximately $206,000 for the letter of credit which will expire August 14, 2003. At that time the collateral account will be closed and any cash or securities held will be available for general corporate use.

COMPANY OBLIGATIONS UNDER MANDATORY CONVERTIBLE SECURITIES

     On February 6, 2002 the Company completed its public offering of 3.6 million mandatory convertible securities. The securities are listed on the New York Stock Exchange under the symbol "GBL.I". These securities initially consist of (a) a purchase contract under which the holder will purchase shares of the Company's Class A Common Stock on February 17, 2005 and (b) senior notes due February 17, 2007. The notes pay interest quarterly at a rate of 6% per year, which rate is expected to be reset on or about November 17, 2004. Each purchase contract obligates its holder to purchase, on February 17, 2005, newly issued shares of the Company's Class A Common Stock. The total number of shares to be issued will be between 1.8 million and 2.2 million, subject to adjustment in certain circumstances and depends upon the applicable market value at that date. In connection with the offering the Company received $90,000,000 before underwriting and other expenses of approximately $3,100,000. For accounting purposes the net present value of the purchase contract adjustments and their related offering costs, totaling $4.6 million, have been recorded as a reduction to additional paid in capital. Costs incurred in connection with the issuance of the senior notes have been capitalized as deferred financing costs and will be amortized as an adjustment to interest expense over the term of the notes. During 2002 approximately $81,000 has been amortized to interest expense.

     In May 2002 the Board of Directors approved the repurchase of up to 200,000 shares of the mandatory convertible securities from time to time in the open market. On August 9, 2002 the Board of Directors increased the number of shares authorized to be repurchased by an additional 200,000. Through December 31, 2002 the Company repurchased 218,200 shares at an average price of $22.06 per share and an aggregate cost of $4.8 million. In 2002 a gain of approximately $613,000 attributable to the extinguishment of the debt component of each mandatory convertible security repurchased has been included in net gain from investments.

F.   STOCKHOLDERS' EQUITY

STOCK AWARD AND INCENTIVE PLAN

     The Company maintains two Stock Award and Incentive Plans (the "Plans"), approved by the shareholders, which are designed to provide incentives which will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company's common stock. Benefits under the Plans may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards. A maximum of 1,500,000 shares of Class A Common Stock have been reserved for issuance under each of the Plans by a committee of the Board of Directors responsible for administering the Plans. Under the Plans, the committee may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine. Options granted under the Plans vest 75% after three years and 100% after four years from the date of grant and expire after ten years.

     A summary of the stock option activity for the years ended December 31, 2001 and 2002 is as follows:
                                                                WEIGHTED AVERAGE
                                                    SHARES       EXERCISE PRICE
                                                  ---------      --------------
     Outstanding, December 31, 2000...........    1,145,000         $ 16.34
     Granted..................................      172,500         $ 31.62
     Forfeited................................      (71,500)        $ 18.33
                                                  ---------
     Outstanding, December 31, 2001...........    1,246,000         $ 18.34
     Granted..................................       10,000         $ 30.40
     Forfeited................................      (39,750)        $ 23.73
     Exercised................................     (600,844)        $ 16.28
                                                  ---------
     Outstanding, December 31, 2002...........      615,406         $ 20.21
                                                  =========
     Shares available for future issuance
       at December 31, 2002...................    1,783,750
                                                  =========

     At December 31, 2002 there were 104,344 exercisable outstanding stock options with a weighted average exercise price of $16.28 per share. There were no stock options exercisable at December 31, 2001.

     The Company has elected to account for stock options under the intrinsic value method. Under the intrinsic value method, compensation expense is recognized only if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

     The weighted average estimated fair value of the options granted at their grant date using the Black-Scholes option-pricing model was as follows:

                                                2000        2001        2002
                                              -------     -------     -------
     Weighted average fair value of
        options granted:                      $  9.13     $ 18.29     $ 15.19

     Assumptions made:
        Expected volatility............         32%         45%         39%
        Risk free interest rate........        6.66%       5.00%       3.54%
        Expected life..................       8 years     8 years     8 years
        Dividend yield.................          0%          0%          0%

     The dividend yield reflects the assumption that no payout will be made in the foreseeable future. The expected life is an estimate established at the date of grant and is not necessarily indicative of exercise patterns which may, in fact, occur. The weighted average remaining contractual life of the outstanding options at December 31, 2002 was 6.8 years.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense is recognized where the exercise price equals or exceeds the market price of the underlying stock on the date of grant.

     If the Company had elected to account for its stock options under the fair value method of SFAS No. 123 "Accounting for Stock Based Compensation," the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                          2000         2001         2002
                                        --------     --------     --------
     Net income (in thousands):
       As reported ...................  $ 57,995     $ 61,098     $ 53,312
       Pro forma .....................  $ 56,679     $ 59,318     $ 52,614

     Net income per share - Basic
       As reported ...................  $   1.96     $   2.06     $   1.77
       Pro forma .....................  $   1.92     $   2.00     $   1.74

     Net income per share - Diluted
       As reported ...................  $   1.94     $   2.03     $   1.76
       Pro forma .....................  $   1.90     $   1.97     $   1.73


     Effective January 1, 2003 the Company will adopt the fair value recognition provisions of SFAS No. 123 in accordance with the transition and disclosure provisions under the recently issued SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure".

STOCK REPURCHASE PROGRAM

     In 1999 the Board of Directors established the Stock Repurchase Program through which the Company had been authorized to purchase up to $9 million of the Company's Class A Common Stock. The Company completed the Stock Repurchase Program during the first quarter of 2001 and on March 2, 2001 the Board of Directors authorized the repurchase of an additional $3 million of its Class A Common Stock. On September 17, 2001 the Board of Directors raised the amount authorized to repurchase shares to $10 million. In 2002 the Board of Directors raised the amount authorized by $5 million in July and an additional $10 million in December. There remains $14.1 million available under this program at December 31, 2002. Under the program the Company has repurchased 820,426 shares at an average price of $24.12 per share and an aggregate cost of $19.8 million through December 31, 2002. The Company also repurchased 300,000 shares of its Class B Common Stock held by GGCP, its parent, which was converted to Class A Common Stock in December 2002 at $28.20 per share and an aggregate cost of $8.46 million. The repurchase of these shares are not included in determining the total dollars available under the Stock Repurchase Program.

SHELF REGISTRATION

     On December 28, 2001, the Company filed a "shelf" registration statement registering $400 million in aggregate amount of debt and other securities. The issuance of the mandatory convertible securities used $180 million of the shelf registration leaving $220 million for future use. Such securities may be issued as debt securities, trust preferred securities or Class A Common Stock.

EXCHANGE OF COMMON STOCK FOR MINORITY STOCKHOLDERS' INTERESTS IN SUBSIDIARY

     In May, 2001 the Board of Directors, in an effort to simplify its capital structure, authorized an offer to exchange four shares of the Company's Class A Common Stock for each share of Common Stock of its majority owned subsidiary GSI it did not already own. Under the terms of the exchange offer, which ended on August 31, 2001, all shares of the Company issued will be restricted from sale for two years from the date of issuance. In connection with this offer the Company issued 400,504 shares of its common stock held in treasury and increased its ownership interest in GSI from 77% to 92%. The transaction was accounted for under the purchase method of accounting. The cost in excess of net assets acquired was approximately $3.5 million and has been included in intangible assets.

     Certain shareholders of GSI are required to sell, upon disassociation with the Company, their shares to GSI at book value (approximately $1.9 million at December 31, 2002).

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

     Future minimum lease payments for this capitalized lease at December 31, 2002 are as follows:

                                                  (IN THOUSANDS)
     2003........................................    $    756
     2004........................................         765
     2005........................................         765
     2006........................................         765
     2007........................................         765
     Thereafter..................................       4,080
                                                     --------
     Total minimum obligations...................       7,896
     Interest....................................       2,289
                                                     --------
     Present value of net obligations............    $  5,607
                                                     ========


     Lease payments under this agreement amounted to approximately $720,000 for each of the years ended December 31, 2001 and 2002. Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $260,000, of which approximately $103,000 is due from an affiliated entity. Total minimum obligations exclude the operating expenses to be borne by the Company, which are estimated to be approximately $600,000 per year.

H.   COMMITMENTS

     The Company rents office space under leases which expire at various dates through November 2007. Future minimum lease commitments under these operating leases as of December 31, 2002 are as follows:

                                                  (IN THOUSANDS)
     2003........................................    $    437
     2004........................................         247
     2005........................................         216
     2006........................................         199
     2007........................................          92
     Thereafter..................................          --
                                                     --------
                                                     $  1,191
                                                     ========

     Equipment rentals and occupancy expense amounted to approximately $2,156,000, $1,656,000 and $1,165,000, respectively, for the years ended
December 31, 2000, 2001 and 2002.

I.   RELATED PARTY TRANSACTIONS

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

     The Company had an aggregate investment in the Funds of approximately $341,812,000 and $342,153,000 at December 31, 2001 and 2002, respectively, of which approximately $304,200,000 and $305,339,000 is invested in a money market mutual fund at December 31, 2001 and 2002, respectively.

     Prior to the Reorganization, the Company was required to pay the Chairman a management fee, which was equal to 20% of the pretax profits of each of the Company's operating divisions before consideration of this management fee. Immediately preceding the Offering and in conjunction with the Reorganization, the Company and its Chairman entered into an Employment Agreement. The Company has an Employment Agreement with its Chairman, which provides that the Company will pay the Chairman 10% of the Company's aggregate pre-tax profits while he is an executive of the Company and devoting the substantial majority of his working time to the business of the Company. The Employment Agreement further provided that the Company pay the Chairman $50 million on January 2, 2002. The management fee was approximately $11,296,000, $11,325,000, and $9,533,000 for the years ended December 31, 2000, 2001 and 2002, respectively. The Chairman also received portfolio management compensation and account executive fees of approximately $34,203,000, $35,790,000, and $28,195,000, respectively, for the years ended
December 31, 2000, 2001 and 2002, which have been included in compensation costs.

     The Company had approximately $1,216,000 in various notes receivable (including accrued interest) outstanding at December 31, 2001 from certain executive officers and employees in connection with the acquisition of ownership interests in various subsidiaries and affiliates of the Company. Interest rates on these notes ranged from 5% to 10%. All employee notes receivable (including accrued interest) were repaid in full during 2002.

J.   FINANCIAL REQUIREMENTS

     The Company is required to maintain minimum capital levels with affiliated partnerships. At December 31, 2002, the minimum capital requirements approximated $2,220,000. In connection with the registration of our London office with the Financial Services Authority we are required to maintain a minimum Liquid Capital Requirement of (pound)267,000, ($430,000 at December 31,
2002) and an Own Funds Requirement of (euro)50,000 ($52,500 at December 31,
2002).

     As a registered broker-dealer, Gabelli & Company is subject to Uniform Net Capital Rule 15c3-1 (the "Rule") of the Securities and Exchange Commission. Gabelli & Company computes its net capital under the alternative method permitted by the Rule which requires minimum net capital of $250,000. At December 31, 2002, Gabelli & Company had net capital in excess of the minimum requirement of approximately $13,241,000.

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

L.   PROFIT SHARING PLAN AND INCENTIVE SAVINGS PLAN

     The Company has a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all employees. Company contributions to the plans are determined annually by the Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. The Company accrued contributions of approximately $80,000, $60,000 and $50,000, to the plans for the years ended December 31, 2000, 2001 and 2002, respectively.

M.   DERIVATIVE FINANCIAL INSTRUMENTS

     In 2002 the Company's trading activities included transactions in domestic equity index futures contracts and foreign currency contracts. These financial instruments represent future commitments to purchase or sell an underlying index or currency for specified amounts at specified future dates. Such contracts create off-balance sheet risk for the Company as the future satisfaction of these contracts may be for amounts in excess of the amounts recognized in the consolidated statements of financial condition.

     In connection with these activities, the Company incurred gains of approximately $122,000, during the year ended December 31, 2002. There were no gains or losses for the years ended December 31, 2000 and 2001. Such gains and losses were reflected as part of net gain from investments in the consolidated statements of income.

N.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended December 31, 2002 and 2001 is presented below.

                                                          2002 QUARTER
                                       ---------------------------------------------------
(in thousands, except per share data)    1ST        2ND        3RD        4TH     FULL YEAR
                                       -------    -------    -------    -------    -------
Revenues ............................  $58,032    $57,402    $47,320    $47,205   $209,959
Operating income (a).................   28,117     26,869     22,275     21,934     99,195
Net income ..........................   15,389     13,941     11,493     12,489     53,312
Net income per share:
   Basic ............................     0.51       0.46       0.38       0.42       1.77
   Diluted ..........................     0.51       0.46       0.38       0.41       1.76


                                                          2001 QUARTER
                                       ---------------------------------------------------
Revenues.............................  $58,344    $57,017    $56,121    $52,932   $224,414
Operating income (a).................   26,794     24,915     25,322     27,742    104,773
Net income...........................   14,896     15,841     14,946     15,415     61,098
Net income per share:
   Basic.............................     0.50       0.54       0.50       0.52       2.06
   Diluted...........................     0.50       0.53       0.49       0.51       2.03

(a) Excludes management fee expense which is based on income before income taxes and minority interest.

O.   SUBSEQUENT EVENTS

     On February 18, 2003 the Board of Directors approved the sixth option grant under the Company's Stock Award and Compensation Plans for 633,000 shares at an exercise price, equal to the closing market price on that date, of $28.95 per share. These options will vest 75% after three years and 100% after four years from the date of grant and expire after ten years. Under SFAS No. 123, adopted by the Company as of January 1, 2003, the total compensation cost for this option grant based on the Black-Scholes pricing model will be approximately $5.9 million. Based on the option vesting schedule and the expected number of options which will vest the impact on net income and net income per diluted share in 2003 is estimated at $1.0 million and $0.03, respectively.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Directors and Executive Officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the sections captioned "Election of Directors," "Information Regarding Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders (the "Proxy Statement").


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


ITEM 14: CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

23.1  --  Consent of Ernst & Young LLP

24.1  --  Powers of Attorney (included on page II-3 of this Report).

99.1 -- Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 -- Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002


------------------

         (B)  REPORTS ON FORM 8-K:

              Gabelli Asset Management Inc. filed no reports on Form 8-K during the Company's fourth quarter ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on March 28, 2003.

                                                 GABELLI ASSET MANAGEMENT INC.


                                                 By: /s/ Robert S. Zuccaro
                                                     --------------------------
                                                 Name: Robert S. Zuccaro
                                                 Title:  Vice President and
                                                         Chief Financial Officer


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

        SIGNATURE                      TITLE                          DATE
        ---------                      -----                          ----

/s/  Mario J. Gabelli          Chairman of the Board,             March 28, 2003
--------------------------     Chief Executive Officer and
     Mario J. Gabelli          Chief Investment Officer
                               (Principal Executive Officer)


/s/  Robert S. Zuccaro         Vice President and Chief           March 28, 2003
--------------------------     Financial Officer (Principal
     Robert S. Zuccaro         Financial Officer and
                               Principal Accounting Officer)


/s/  Raymond C. Avansino       Director                           March 28, 2003
--------------------------
     Raymond C. Avansino


/s/  John C. Ferrara           Director                           March 28, 2003
--------------------------
     John C. Ferrara


/s/  Paul B. Guenther          Director                           March 28, 2003
--------------------------
     Paul B. Guenther


/s/  Eamon M. Kelly            Director                           March 28, 2003
--------------------------
     Eamon M. Kelly


/s/  Karl Otto Pohl            Director                           March 28, 2003
--------------------------
     Karl Otto Pohl

                                 CERTIFICATIONS



I, Mario J. Gabelli, certify that:

1. I have reviewed this annual report on Form 10-K of Gabelli Asset Management Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              By:  /s/ Mario J. Gabelli
                                                   -----------------------------
                                                   Mario J. Gabelli
                                                   Chief Executive Officer

                                              Date:  March 28, 2003

I, Robert S. Zuccaro, certify that:

1. I have reviewed this annual report on Form 10-K of Gabelli Asset Management Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and we have:

     a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              By: /s/ Robert S. Zuccaro
                                                  ------------------------------
                                                  Robert S. Zuccaro
                                                  Chief Financial Officer

                                              Date: March 28, 2003