Form 10-K/A
period 2002-12-31
GABELLI ASSET MANAGEMENT INC
filed 2003-03-31
CIK 1060349

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE: The definitive proxy statement for the 2003 Annual Meeting of Shareholders to be held May 13, 2003.
================================================================================
EXPANATORY NOTE: This 10-K/A is being filed in order to include an exhibit which was inadvertantly omitted from the original filing. There are no other changes to the original filing.

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