Form 10-Q
period 2003-03-31
GABELLI ASSET MANAGEMENT INC
filed 2003-05-15
CIK 1060349

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003
                                                --------------

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

Yes  [X]   No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

            Class                                  Outstanding at April 30, 2003
            -----                                  -----------------------------
Class A Common Stock, .001 par value                          6,869,072
Class B Common Stock, .001 par value                         23,150,000
================================================================================

                                      INDEX

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Statements of Operations:
          - Three months ended March 31, 2003 and 2002

        Condensed Consolidated Statements of Financial Condition:
          - March 31, 2003
          - March 31, 2002
          - December 31, 2002 (Audited)

        Condensed Consolidated Statements of Cash Flows:
          - Three months ended March 31, 2003 and 2002

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ----------------------
                                                                2003          2002
                                                              --------      --------
REVENUES
  Investment advisory and incentive fees ................     $ 39,501      $ 48,860
  Commission revenue ....................................        2,420         3,931
  Distribution fees and other income ....................        4,132         5,241
                                                              --------      --------
     Total revenues .....................................       46,053        58,032
EXPENSES
  Compensation and related costs ........................       20,525        22,430
  Management fee ........................................        1,669         2,748
  Other operating expenses ..............................        7,519         7,485
                                                              --------      --------
     Total expenses .....................................       29,713        32,663

Operating income ........................................       16,340        25,369
OTHER INCOME (EXPENSE)
  Net gain from investments .............................          434           714
  Interest and dividend income ..........................        1,256         1,379
  Interest expense ......................................       (3,011)       (2,728)
                                                              --------      --------
     Total other income (expense), net ..................       (1,321)         (635)
                                                              --------      --------
Income before income taxes and minority interest ........       15,019        24,734
  Income tax provision ..................................        5,647         9,300
  Minority interest .....................................           45            45
                                                              --------      --------
    Net income ..........................................     $  9,327      $ 15,389
                                                              ========      ========

Net income per share:
  Basic .................................................     $   0.31      $   0.51
                                                              ========      ========

  Diluted ...............................................     $   0.31      $   0.51
                                                              ========      ========

Weighted average shares outstanding:
  Basic .................................................       29,918        29,941
                                                              ========      ========

  Diluted ...............................................       30,031        32,164
                                                              ========      ========

                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)

                                                  March 31,      March 31,     December 31,
                                                    2003           2002           2002
                                                 ----------     ----------     ----------
                                                        (Unaudited)
ASSETS
Cash and cash equivalents ..................     $  327,099     $  364,085     $  311,430
Investments in securities ..................        158,319         56,666        175,466
Investments in partnerships and affiliates .         52,294         61,373         47,932
Receivable from brokers ....................          2,675          2,023          4,919
Investment advisory fees receivable ........         14,400         18,551         15,603
Income tax receivable ......................           --           10,879           --
Other assets ...............................         27,065         28,123         27,381
                                                 ----------     ----------     ----------

     Total assets ..........................     $  581,852     $  541,700     $  582,731
                                                 ==========     ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers .........................          6,515          2,700         17,138
Income taxes payable .......................          8,457            973          9,196
Compensation payable .......................         20,554         25,859         18,459
Capital lease obligation ...................          3,342          3,478          3,433
Securities sold, not yet purchased .........          2,833           --            5,022
Accrued expenses and other liabilities .....         14,142         16,185         15,583
                                                 ----------     ----------     ----------

     Total liabilities .....................         55,843         49,195         68,831

6% Convertible note ........................        100,000        100,000        100,000
Mandatory convertible securities ...........         84,163         90,000         84,545

Minority interest ..........................          7,607          7,383          7,562

Stockholders' equity .......................        334,239        295,122        321,793
                                                 ----------     ----------     ----------

Total liabilities and stockholders' equity .     $  581,852     $  541,700     $  582,731
                                                 ==========     ==========     ==========

                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           ------------------------
                                                              2003           2002
                                                           ---------      ---------
OPERATING ACTIVITIES
Net income ...........................................     $   9,327      $  15,389
Adjustments to reconcile net income to net cash
  provided by (used in)operating activities:
Equity in losses from partnerships and
   affiliates ........................................          (555)          (266)
Depreciation and amortization ........................           242            212
Stock-based compensation expense .....................           215           --
Deferred income taxes ................................          --           18,661
Tax benefit from exercise of stock options ...........           620          3,813
Minority interest in net income of consolidated
   subsidiaries ......................................            45             45
Realized losses on available for sale securities .....          --               18
(Increase) decrease in operating assets:
   Investments in securities .........................        17,303           (161)
   Investment advisory fees receivable ...............         1,203         (3,900)
   Receivables from affiliates .......................           445          1,379
   Other receivables .................................          (187)          (480)
   Receivable from brokers ...........................         2,244         (1,987)
   Income tax receivable .............................          --          (10,879)
   Other assets ......................................          (185)        (3,765)
Increase (decrease) in operating liabilities:
   Payable to brokers ................................       (10,623)        (5,854)
   Income taxes payable ..............................          (723)        (3,841)
   Compensation payable ..............................         2,100          5,246
   Accrued expenses and other liabilities ............        (1,531)        (1,705)
   Securities sold, not yet purchased ................        (2,189)          --
                                                           ---------      ---------
Total adjustments ....................................         8,424         (3,464)
                                                           ---------      ---------
Net cash provided by operating activities ............        17,751         11,925
                                                           ---------      ---------

INVESTING ACTIVITIES
Purchases of available for sale securities ...........          (204)          (102)
Proceeds from sales of available for sale
securities ...........................................          --              102
Distributions from partnerships and affiliates .......         7,349         10,971
Investments in partnerships and affiliates ...........       (11,155)        (6,240)
                                                           ---------      ---------
Net cash provided by (used in) investing activities ..        (4,010)         4,731
                                                           ---------      ---------

FINANCING ACTIVITIES
Purchase of minority stockholders' interest ..........          --             (273)
Issuance of mandatory convertible securities .........          --           87,952
Repayment of note payable ............................          --          (50,000)
Proceeds from exercise of stock options ..............         2,505          7,897
Purchase of mandatory convertible securities .........          (373)          --
Purchase of treasury stock ...........................          (204)        (3,594)
                                                           ---------      ---------
Net cash provided by financing activities ............         1,928         41,982
                                                           ---------      ---------
Net increase in cash and cash equivalents ............        15,669         58,638
Cash and cash equivalents at beginning of period .....       311,430        305,447
                                                           ---------      ---------
Cash and cash equivalents at end of period ...........     $ 327,099      $ 364,085
                                                           =========      =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
Net present value of forward purchase contract .......     $    --        $   2,353
                                                           =========      =========

                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

     These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, from which the accompanying Condensed Consolidated Statement of Financial Condition was derived.

     Certain items previously reported have been reclassified to conform to the current year's financial statement presentation.

B. INVESTMENT IN SECURITIES

     Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and classified as trading securities. Available-for sale investments are stated at fair value, with any unrealized gains or losses, net of deferred taxes, reported as a component of stockholders' equity.

     At March 31, 2002 and 2003 the market value of investments available-for-sale was $6.9 million and $6.1 million, respectively. This loss in market value, net of taxes, of $42,000 and $665,000 has been included in stockholders' equity for March 31, 2002 and 2003, respectively.

     There were no sales of available-for-sale investment securities for the period ended March 31, 2003. Proceeds from sales of investments available-for-sale were approximately $0.1 million for the period ended March 31, 2002. Gross gains on the sale of investments available for sale amounted to $1,000; gross losses on the sale of investments available for sale amounted to $19,000.

C. EARNINGS PER SHARE

     The computations of basic and diluted net income per share are as follows:

                                                   Three Months Ended
                                                        March 31,
(in thousands, except per share amounts)            2003        2002
                                                  -------     -------
Basic:
Net income ..................................     $ 9,327     $15,389
                                                  =======     =======
Average shares outstanding ..................      29,918      29,941
                                                  =======     =======
Basic net income per share ..................     $  0.31     $  0.51
                                                  =======     =======

Diluted:
Net income ..................................     $ 9,327     $15,389
Add interest expense on convertible note, net
   of management fee and taxes ..............        --           913
                                                  -------     -------
Total .......................................     $ 9,327     $16,302
                                                  =======     =======

Average shares outstanding ..................      29,918      29,941
Dilutive stock options ......................         113         336
Assumed conversion of convertible note ......        --         1,887
                                                  -------     -------
Total .......................................      30,031      32,164
                                                  =======     =======
Diluted net income per share ................     $  0.31     $  0.51
                                                  =======     =======

     For the three months ended March 31, 2003 the assumed conversion of the convertible note would not be dilutive and, accordingly, has not been used in the computation of the weighted average diluted shares.

D. STOCKHOLDERS' EQUITY

STOCK AWARD AND INCENTIVE PLAN

     On February 18, 2003 the Board of Directors approved stock option awards totaling 633,000 shares under the Company's Stock Award and Incentive Plan at an exercise price to be equal to the closing market price on the date of grant. Of these options 561,000 were granted on February 18 at an exercise price of $28.95 per share and 72,000 were granted on May 13, 2003 at an exercise price of $29.00 per share. These options will vest 75% after three years and 100% after four years from the date of grant and expire after ten years. The Company adopted SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as of January 1, 2003 in accordance with SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") and will use the Prospective method for transition. Under SFAS 123 the Company records compensation expense equal to the fair value of the options on the date of grant based on the Black-Scholes option pricing model. This model utilizes a number of assumptions in arriving at its results, including an estimate of the life of the option, the risk-free interest rate at the date of grant and the volatility of the underlying common stock. The weighted average fair value of the options granted on the date of grant and the assumptions used were as follows:

         Weighted average fair value of
           Options granted:                             $10.98
         Assumptions made:
           Expected volatility                             38%
           Risk-free interest rate                       3.04%
           Expected life                               5 years
           Dividend yield                                   0%

     The expected life reflects an estimate of the length of time the employees are expected to hold the options, including the vesting period, and is based, in part, on actual experience with other grants. The dividend yield reflects the assumption that no payout will be made in the foreseeable future. In the first quarter of 2003 we recognized $215,000 in compensation expense and expect total stock-based compensation expense for 2003 to total $1.5 million.

 STOCK REPURCHASE PROGRAM

     In March 1999 the Board of Directors established the Stock Repurchase Program through which the Company is authorized to repurchase shares of its Class A Common Stock from time to time in the open market. During the first quarter of 2003, the Company repurchased 7,417 shares at an average cost of $27.75 per share. Since the inception of the program the Company has repurchased 1,127,843 shares at an average cost of $25.21 per share. At March 31, 2003 the total amount available to repurchase shares under the program was $14.2 million.

     Since May 2002 the Board of Directors have also approved the repurchase of up to 700,000 shares of the Company's mandatory convertible securities from time to time in the open market. During the three months ended March 31, 2003, the Company repurchased 15,300 shares at an average investment of $19.02 per share bringing the total shares repurchased to 233,500 at a total investment of $5.1 million. A gain attributable to the debt component of the mandatory convertible securities totaling $87,000 has been included in other income (expense).

E. SUBSEQUENT EVENT

     On May 8, 2003 the Company sold through Merrill Lynch & Co. $100 million of ten-year, 5.5% non-callable senior notes due May 15, 2013. The notes were issued pursuant to the Company's existing shelf registration statement filed in December 2001. The net proceeds to the Company will be approximately $99.2 million after deducting underwriter's discount and other expenses of the offering. The proceeds are expected to be used for general corporate purposes.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Consolidated Results - Three Months Ended March 31:

                                                     (Unaudited; in thousands, except per share data)

                                                             2003          2002        %CHANGE
                                                           --------      --------      -------
Revenues .............................................     $ 46,053      $ 58,032       (20.6%)
Expenses .............................................       29,713        32,663        (9.0)
                                                           --------      --------

Operating income .....................................       16,340        25,369       (35.6)
Investment income, net ...............................        1,690         2,093       (19.3)
Interest expense .....................................       (3,011)       (2,728)       10.4
                                                           --------      --------

Total other income (expense), net ....................       (1,321)         (635)
                                                           --------      --------

Income before taxes and minority interest ............       15,019        24,734       (39.3)
Income tax provision .................................        5,647         9,300
Minority interest ....................................           45            45
                                                           --------      --------

Net income ...........................................     $  9,327      $ 15,389       (39.4)
                                                           ========      ========

Net income per share:
   Basic .............................................     $   0.31      $   0.51       (39.2)
                                                           ========      ========
   Diluted ...........................................     $   0.31      $   0.51       (39.2)
                                                           ========      ========

Reconciliation of Operating income to Adjusted EBITDA:

Operating income .....................................     $ 16,340      $ 25,369
Depreciation and amortization ........................          242           212

Investment income, net ...............................        1,690         2,093
                                                           --------      --------
Adjusted EBITDA(a) ...................................     $ 18,272      $ 27,674
                                                           --------      --------

(a) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and minority interest. Adjusted EBITDA should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States nor should it be considered as an indicator of our overall financial performance. We use Adjusted EBITDA as a supplemental measure of performance as we believe it gives investors a more complete understanding of our operating results before the impact of investing and financing activities.

     Total revenues were $46.1 million in the first quarter of 2003 down $11.9 million or 20.6% from total revenues of $58.0 million reported in the first quarter of 2002.

     Investment advisory and incentive fees, which comprise 85.8% of total revenues, were $39.5 million in the first quarter of 2003, $9.4 million or 19.2% lower than the $48.9 million reported in the first quarter of 2002. The decrease in investment advisory and incentive fees was principally the result of lower levels of assets under management in our GAMCO institutional and high net worth business and in our open-end equity mutual funds. GAMCO fees, which are generally billed based on asset levels at the beginning of a quarter, declined $3.8 million or 17.8% in the 2003 quarter as compared to the first quarter of 2002. Revenues from open-end equity mutual funds decreased $5.0 million or 23.5% from the prior year as average assets under management in open-end equity funds declined to $6.4 billion, 23.2% below the prior year's first quarter average of $8.3 billion. At March 31, 2003 assets in open-end equity funds were $6.2 billion, 27.9% lower than the prior year first quarter end balance of $8.6 billion. Revenues from our alternative investment products were 14.7% higher at $2.1 million resulting from both increased management and performance fees.

     Commissions were $2.4 million in the first quarter of 2003, down 38.4% from $3.9 million in the same period a year earlier largely due to a decrease in overall trading volume.

     Distribution fees and other income were $4.1 million in the first quarter of 2003 versus $5.2 million in the first quarter of 2002. The decrease in distribution fees results from the decline in average assets managed in open-end equity mutual funds, which generate distribution fees under 12b-1 compensation plans.

     Total expenses were $29.7 million in the first quarter of 2003, a 9.0% decrease from total expenses of $32.7 million reported in the first quarter of 2002. Compensation and related costs, which are largely variable, was $20.5 million, 8.5% lower than the same period a year earlier. The decrease in compensation was due to lower variable incentive compensation. Salaries, which are not variable in nature, increased by $1.0 million as we have added eleven individuals to our research, sales and marketing staffs since the first quarter of 2002. Management fee expense, which is totally variable and based on pretax income, was 39.3% lower at $1.7 million in the first quarter of 2003 versus $2.7 million in the first quarter of 2002. Other operating expenses were unchanged at $7.5 million in the first quarter of 2003 from the prior year first quarter as lower mutual fund administration and distribution costs and brokerage costs were offset by increased costs from new product initiatives, insurance premiums, benefit programs and our most recent acquisitions (Woodland Partners and Grove).

     Investment income was $1.7 million in the first quarter of 2003 down $0.4 million, or 19.3% from $2.1 million reported in the first quarter of 2002 as a combination of lower interest rates and the declining equity markets resulted in lower proprietary investment earnings. Interest expense increased $0.3 million to $3.0 million in the first quarter of 2003 from $2.7 million in the comparable prior year quarter. This increase was attributable to $85 million of mandatory convertible securities outstanding ($90 million were issued in February 2002) for the entire quarter in 2003 while outstanding only two months in 2002.

     The estimated effective tax rate for the first quarter of 2003 and calendar year 2002 was approximately 37.6%. Minority interest was unchanged quarter to quarter.

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

     Summary cash flow data is as follows:
                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                  2003               2002
                                                               ---------          ---------
     Cash flows provided by (used in):                                (in thousands)
        Operating activities                                   $  17,751          $  11,925
        Investing activities                                      (4,010)             4,731
        Financing activities                                       1,928             41,982
                                                               ---------          ---------
        Increase                                                  15,669             58,638
        Cash and cash equivalents at beginning of period         311,430            305,447
                                                               ---------          ---------
        Cash and cash equivalents at end of period             $ 327,099          $ 364,085
                                                               =========          =========

     Cash requirements and liquidity needs have historically been met through cash generated by operating activities and through the Company's borrowing capacity. The Company has received investment grade ratings from both Moody's Investors Services and Standard & Poor's Rating Services. The addition of investment grade ratings serves to expand our ability to attract both public and private capital. At March 31, 2003, the Company had total cash and investments of $537.7 million, an increase of $55.6 million from March 31, 2002. The Company has established a collateral account, consisting of cash and cash equivalents totaling $103.0 million, to secure a letter of credit issued in favor of the holder of the $100.0 million convertible note. The letter of credit expires on August 14, 2003 which coincides with the date of a put option the note holder may exercise. Cash and securities held in the collateral account are restricted from other uses until the date of expiration. Total debt at March 31, 2003 was $184.2 million, consisting of a $100 million convertible note and $84.2 million in mandatory convertible securities. The mandatory convertible securities consist of two components, a forward exchange contract to purchase shares of Class A common stock in February 2005 and an equivalent amount of senior notes due in February 2007. At the time of the mandatory exercise of the forward contract and purchase of common stock in February 2005 the Company will receive additional proceeds equal to the amount required to repay the senior notes in 2007. The interest rate on the senior notes will be reset in November 2004 and will be based upon the rates for treasury bills maturing on or about February 2007.

     Cash provided by operating activities was $17.8 million in the first quarter of 2003 principally resulting from a decrease in investments in securities of $17.3 million and a $10.6 million reduction in payable to brokers partially offset by $9.3 million in net income. Cash provided by operating activities was $11.9 million in the first quarter of 2002 largely resulting from $15.4 million in net income during the quarter.

     Cash used by investing activities, related to investments in and distributions from partnerships and affiliates, was $4.0 million in the first quarter of 2003. Cash provided by investing activities, related to investments in and distributions from partnerships and affiliates, was $4.7 million in the first quarter of 2002.

     Cash provided by financing activities in the first quarter of 2003 was $1.9 million. The increase in cash primarily results from $2.4 million received from the exercise of non-qualified stock options which further generated cash tax savings of $0.6 million. Other significant financing activities which used cash included $0.5 million to repurchase shares of our Class A Common Stock and mandatory convertible securities under the Company's respective Stock Repurchase Programs. Cash provided by financing activities in the first quarter of 2002 was $42.0 million. The increase in cash resulted largely from the issuance of $90 million of mandatory convertible debt securities before offering expenses and $7.9 million from the exercise of stock options less the repayment of a $50 million note payable and $3.6 million used to repurchase 93,157 shares of our Class A Common Stock under the Company's Stock Repurchase Program.

     On May 8, 2003, subsequent to the end of the first quarter, the Company sold $100 million of ten-year, 5.5% non-callable and non-convertible senior notes. The net proceeds to the Company will be approximately $99.2 million and will be used for general corporate purposes. The notes were issued under a $400 million shelf registration statement filed in December 2001. There remains $120 million available under the shelf registration statement.

     Based upon the Company's current level of operations and its anticipated growth, the Company expects that its current cash balances plus cash flows from operating activities and its borrowing capacity will be sufficient to finance its working capital needs for the foreseeable future. The Company has no material commitments for capital expenditures.

     Gabelli & Company is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. At March 31, 2003, Gabelli & Company had net capital, as defined, of approximately $13.3 million, exceeding the regulatory requirement by approximately $13.1 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

MARKET RISK

     The Company is subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. The Company's exposure to market risk is directly related to its role as financial intermediary, advisor and general partner for assets under management in its mutual funds, institutional and separate accounts business, partnerships and its proprietary trading activities. At March 31, 2003, the Company's primary market risk exposure was for changes in equity prices and interest rates. Included in investments in securities of $158.3 million at March 31, 2003 were investments in Treasury Bills and Notes of $104.4 million, in mutual funds, largely invested in equity products, of $38.8 million, a diverse selection of common stocks and corporate bonds totaling $12.6 million and other investments of approximately $2.5 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, the Company may alter its investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. Of the approximately $12.6 million invested in common stocks at March 31, 2003, $0.4 million is invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Investments in partnerships and affiliates totaled $52.3 million at March 31, 2003 and consisted principally of partnerships which invest in risk arbitrage opportunities. These transactions involve announced deals with agreed upon terms and conditions, including pricing, which generally involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

     The Company's exposure to interest rate risk results, principally, from its investment of excess cash in U.S. Government obligations. These investments are primarily short term in nature and the carrying value of these investments generally approximates market value. The Company's revenues are largely driven by the market value of its assets under management and are therefore exposed to fluctuations in market prices. Investment advisory fees for mutual funds are based on average daily asset values. Management fees earned on institutional and high-net-worth separate accounts, for any given quarter, are generally determined based on asset values on the last day of the preceding quarter. Any significant increases or decreases in market value of institutional and high-net-worth separate accounts assets managed which occur on the last day of the quarter will generally result in a relative increase or decrease in revenues for the following quarter.

RECENT ACCOUNTING DEVELOPMENTS

     In December 2002, the FASB issued SFAS 148 which provides alternative methods of transition to SFAS 123 and also amends its disclosure provisions. The Company elected to begin expensing options using the fair value recognition provisions of SFAS 123 effective January 1, 2003 using the Prospective method of transition. Under the Prospective transition method there are no changes to previously issued financial statements and only options granted subsequent to January 1, 2003 are expensed.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. This interpretation focuses on financial interests that indicate control despite the absence of clear control through voting interest. It concludes that a company's exposure (variable interest) to the economic risks and rewards from the variable interest entity's assets and activities are the best evidence of control. If the company holds the largest variable interest it could be considered the primary beneficiary. As the primary beneficiary it would be required to include the variable interest entity's assets, liabilities and results of operations in its own financial statements. This interpretation is effective for variable interest entities created after January 31, 2003; otherwise it is applicable for the first interim or annual reporting period after June 15, 2003. If applicable, the Interpretation would require consolidation of an investment partnership's assets and liabilities and results of operations with minority interest recorded for the ownership share applicable to other investors. The difference between consolidation and the equity method would impact detailed line items reported within the consolidated financial statements but not overall consolidated net income or stockholders' equity. Where consolidation is not required additional disclosures may be required.

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

PART II:  OTHER INFORMATION

ITEM 6.   (a) Exhibits

              Exhibits 99.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              Exhibits 99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K.

              The Company filed the following Current Reports on Form 8-K during the three months ended March 31, 2003.

                    1. Current Report on Form 8-K dated January 31, 2003 containing the press release disclosing the Company's operating results for the year ended December 31, 2002.

                    2. Current Report on Form 8-K dated May 6, 2003 containing the press release disclosing the Company's operating results for the first quarter ended March 31, 2003.

                    3. Current Report on Form 8-K/A dated May 8, 2003 to correct and supersede the Current Report on Form 8K filed on May 6, 2003.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GABELLI ASSET MANAGEMENT INC.
                                  -----------------------------
                                          (Registrant)


May 14, 2003                      /s/ Robert S. Zuccaro
------------                      --------------------------------
   Date                           Robert S. Zuccaro
                                  Vice President and Chief Financial Officer

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


                                      By: /s/ Mario J. Gabelli
                                          -------------------------------------
                                          MARIO J. GABELLI
                                          Chief Executive Officer

                                          Date: May 14, 2003

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

                                      By: /s/ Robert S. Zuccaro
                                          -------------------------------------
                                          ROBERT S. ZUCCARO
                                          Chief Financial Officer

                                          Date: May 14, 2003