Form 10-Q
period 2003-06-30
GABELLI ASSET MANAGEMENT INC
filed 2003-08-14
CIK 1060349

================================================================================


                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003
                                           -------------
                                       or

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

Yes  [X]    No  [ ]


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

              Class                              Outstanding  at July 31,  2003
              -----                              ------------------------------
Class A Common Stock, .001 par value                       6,895,542
Class B Common Stock, .001 par value                      23,150,000

                                      INDEX
                                      -----

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Statements of Operations:
          - Three months ended June 30, 2003 and 2002
          - Six months ended June 30, 2003 and 2002

        Condensed Consolidated Statements of Financial Condition:
          - June 30, 2003
          - June 30, 2002
          - December 31, 2002 (Audited)

        Condensed Consolidated Statements of Cash Flows:
          - Three months ended June 30, 2003 and 2002
          - Six months ended June 30, 2003 and 2002

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)


                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                       ------------------------
                                                          2003          2002
                                                       ----------    ----------
REVENUES
  Investment advisory and incentive fees ..........    $   40,759    $   48,356
  Commission revenue ..............................         2,771         3,682
  Distribution fees and other income ..............         4,426         5,364
                                                       ----------    ----------
     Total revenues ...............................        47,956        57,402
EXPENSES
  Compensation and related costs ..................        20,874        22,291
  Management fee ..................................         2,097         2,483
  Other operating expenses ........................         8,580         8,242
                                                       ----------    ----------
     Total expenses ...............................        31,551        33,016

Operating income ..................................        16,405        24,386
OTHER INCOME (EXPENSE)
  Net gain (loss) from investments ................         4,711          (636)
  Interest and dividend income ....................         1,368         1,780
  Interest expense ................................        (3,605)       (3,186)
                                                       ----------    ----------
     Total other income (expense), net ............         2,474        (2,042)
                                                       ----------    ----------
Income before income taxes and minority interest ..        18,879        22,344
  Income tax provision ............................         7,099         8,401
  Minority interest ...............................           223             2
                                                       ----------    ----------
    Net income ....................................    $   11,557    $   13,941
                                                       ==========    ==========

Net income per share:
  Basic ...........................................    $     0.38    $     0.46
                                                       ==========    ==========

  Diluted .........................................    $     0.38    $     0.46
                                                       ==========    ==========

Weighted average shares outstanding:
  Basic ...........................................        30,025        30,222
                                                       ==========    ==========

  Diluted .........................................        30,139        32,327
                                                       ==========    ==========

                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)


                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                       ------------------------
                                                          2003          2002
                                                       ----------    ----------
REVENUES
  Investment advisory and incentive fees ..........    $   80,260    $   97,216
  Commission revenue ..............................         5,191         7,613
  Distribution fees and other income ..............         8,558        10,605
                                                       ----------    ----------
     Total revenues ...............................        94,009       115,434
EXPENSES
  Compensation and related costs ..................        41,399        44,721
  Management fee ..................................         3,766         5,231
  Other operating expenses ........................        16,099        15,727
                                                       ----------    ----------
     Total expenses ...............................        61,264        65,679

Operating income ..................................        32,745        49,755
OTHER INCOME (EXPENSE)
  Net gain from investments .......................         5,145            78
  Interest and dividend income ....................         2,624         3,159
  Interest expense ................................        (6,616)       (5,914)
                                                       ----------    ----------
     Total other income (expense), net ............         1,153        (2,677)
                                                       ----------    ----------
Income before income taxes and minority interest ..        33,898        47,078
  Income tax provision ............................        12,746        17,701
  Minority interest ...............................           268            47
                                                       ----------    ----------
    Net income ....................................    $   20,884    $   29,330
                                                       ==========    ==========

Net income per share:
  Basic ...........................................    $     0.70    $     0.97
                                                       ==========    ==========

  Diluted .........................................    $     0.69    $     0.97
                                                       ==========    ==========

Weighted average shares outstanding:
  Basic ...........................................        29,972        30,083
                                                       ==========    ==========

  Diluted .........................................        30,082        32,246
                                                       ==========    ==========

                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)

                                                        June 30,      June 30,     December 31,
                                                          2003          2002          2002
                                                       ----------    ----------    ----------
                                                             (Unaudited)
ASSETS
Cash and cash equivalents .........................    $  404,849    $  395,928    $  311,430
Investments in securities .........................       190,083        53,803       175,466
Investments in partnerships and affiliates ........        57,022        60,093        47,932
Receivable from brokers ...........................           456           101         4,919
Investment advisory fees receivable ...............        13,845        15,294        15,603
Income tax receivable .............................          --           3,252          --
Other assets ......................................        29,245        28,170        27,381
                                                       ----------    ----------    ----------

     Total assets .................................    $  695,500    $  556,641    $  582,731
                                                       ==========    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers ................................    $    6,195    $    5,331    $   17,138
Income taxes payable ..............................         7,077           335         9,196
Compensation payable ..............................        21,403        29,026        18,459
Capital lease obligation ..........................         3,249         3,464         3,433
Securities sold, not yet purchased ................           742          --           5,022
Accrued expenses and other liabilities ............        17,624        16,126        15,583
                                                       ----------    ----------    ----------

     Total operating liabilities ..................        56,290        54,282        68,831

5.5% Senior notes .................................       100,000          --            --
6% Convertible note ...............................       100,000       100,000       100,000
Mandatory convertible securities ..................        84,163        87,513        84,545
                                                       ----------    ----------    ----------

     Total liabilities ............................       340,453       241,795       253,376

Minority interest .................................         7,830         7,385         7,562

Stockholders' equity ..............................       347,217       307,461       321,793
                                                       ----------    ----------    ----------

Total liabilities and stockholders' equity ........    $  695,500    $  556,641    $  582,731
                                                       ==========    ==========    ==========

                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                           ----------------------------------------------------------
                                                              2003            2002            2003            2002
                                                           ----------      ----------      ----------      ----------
OPERATING ACTIVITIES
Net income ...........................................     $   11,557      $   13,941      $   20,884      $   29,330
Adjustments to reconcile net income to net cash
  provided by (used in)operating activities:
Equity in losses from partnerships and
   affiliates ........................................         (2,089)            (79)         (2,644)           (345)
Depreciation and amortization ........................            243             216             485             428
Stock-based compensation expense .....................            422            --               637            --
Deferred income taxes ................................           --              --              --            18,661
Tax benefit from exercise of stock options ...........            144             269             764           4,082
Minority interest in net income of consolidated
   subsidiaries ......................................            223               2             268              47
Market value of donated securities ...................           --               412            --               412
Realized gains on available for sale securities ......            (14)            (58)            (14)            (40)
(Increase) decrease in operating assets:
   Investments in securities .........................        (29,993)          2,048         (12,690)          1,887
   Investment advisory fees receivable ...............            555           3,257           1,758            (643)
   Receivables from affiliates .......................         (1,503)           (613)         (1,058)            766
   Other receivables .................................           (235)            738            (422)            258
   Receivable from brokers ...........................          2,218           1,922           4,462             (65)
   Income tax receivable .............................           --             7,627            --            (3,252)
   Other assets ......................................           (683)           (388)           (868)         (4,153)
Increase (decrease) in operating liabilities:
   Payable to brokers ................................           (320)          2,631         (10,943)         (3,223)
   Income taxes payable ..............................         (1,669)           (536)         (2,392)         (4,377)
   Compensation payable ..............................            763           2,612           2,863           7,858
   Accrued expenses and other liabilities ............          3,390             (77)          1,858          (1,782)
   Securities sold, not yet purchased ................         (2,091)           --            (4,280)           --
                                                           ----------      ----------      ----------      ----------
Total adjustments ....................................        (30,639)         19,983         (22,216)         16,519
                                                           ----------      ----------      ----------      ----------
Net cash provided by (used in)operating activities ...        (19,082)         33,924          (1,332)         45,849
                                                           ----------      ----------      ----------      ----------

INVESTING ACTIVITIES
Purchases of available for sale securities ...........         (1,000)           (456)         (1,204)           (558)
Proceeds from sales of available for sale
 securities ..........................................            100             500             100             602
Distributions from partnerships and affiliates .......          2,500           1,487           9,849          12,458
Investments in partnerships and affiliates ...........         (5,139)           (128)        (16,294)         (6,368)
                                                           ----------      ----------      ----------      ----------
Net cash provided by (used in) investing activities ..         (3,539)          1,403          (7,549)          6,134
                                                           ----------      ----------      ----------      ----------

FINANCING ACTIVITIES
Purchase of minority stockholders' interest ..........           --              --              --              (273)
Issuance of mandatory convertible securities .........           --              --              --            87,952
Issuance of Senior notes .............................        100,000            --           100,000            --
Repayment of note payable ............................           --              --              --           (50,000)
Proceeds from exercise of stock options ..............            372           1,166           2,877           9,063
Purchase of mandatory convertible securities .........           --            (2,422)           (373)         (2,422)
Purchase of treasury stock ...........................           --            (2,228)           (204)         (5,822)
                                                           ----------      ----------      ----------      ----------
Net cash provided by (used in)financing activities ...        100,372          (3,484)        102,300          38,498
                                                           ----------      ----------      ----------      ----------
Net increase in cash and cash equivalents ............         77,751          31,843          93,419          90,481
Cash and cash equivalents at beginning of period .....        327,098         364,085         311,430         305,447
                                                           ----------      ----------      ----------      ----------
Cash and cash equivalents at end of period ...........     $  404,849      $  395,928      $  404,849      $  395,928
                                                           ==========      ==========      ==========      ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
Net present value of forward purchase contract .......     $     --        $    2,353      $     --        $    2,353
                                                           ==========      ==========      ==========      ==========

                            See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

         At June 30, 2003 and 2002 the market value of investments available-for-sale was $7.9 million and $6.1 million, respectively. This loss in market value, net of taxes, of $184,000 and $321,000 has been included in stockholders' equity for June 30, 2003 and 2002, respectively.

         Proceeds from sales of investments available-for-sale were approximately $0.1 million for the six month period ended June 30, 2003. Gross gains on the sale of investments available for sale amounted to $14,000; there were no gross losses on the sale of investments available for sale. Proceeds from sales of investments available-for-sale were approximately $0.6 million for the six month period ended June 30, 2002. Gross gains on the sale of investments available for sale amounted to $58,000; gross losses on the sale of investments available for sale amounted to $19,000.

C. EARNINGS PER SHARE

   The computations of basic and diluted net income per share are as follows:

                                                   Three Months Ended         Six Months Ended
                                                         June 30,                  June 30,
(in thousands, except per share amounts)            2003         2002         2003         2002
                                                  --------     --------     --------     --------
Basic:
Net income                                        $ 11,557     $ 13,941     $ 20,884     $ 29,330
                                                  ========     ========     ========     ========
Average shares outstanding                          30,025       30,222       29,972       30,083
                                                  ========     ========     ========     ========
Basic net income per share                        $   0.38     $   0.46     $   0.70     $   0.97
                                                  ========     ========     ========     ========

Diluted:
Net income                                        $ 11,557     $ 13,941     $ 20,884     $ 29,330
Add interest expense on convertible note, net
   of management fee and taxes                        --            913         --          1,825
                                                  --------     --------     --------     --------

Total                                             $ 11,557     $ 14,854     $ 20,884     $ 31,155
                                                  ========     ========     ========     ========

Average shares outstanding                          30,025       30,222       29,972       30,083
Dilutive stock options                                 114          218          110          276
Assumed conversion of convertible note                --          1,887         --          1,887
                                                  --------     --------     --------     --------

Total                                               30,139       32,327       30,082       32,246
                                                  ========     ========     ========     ========
Diluted net income per share                      $   0.38     $   0.46     $   0.69     $   0.97
                                                  ========     ========     ========     ========

         For the three and six months ended June 30, 2003 the assumed conversion of the convertible note would not be dilutive and, accordingly, has not been used in the computations of the weighted average diluted shares.

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

         The expected life reflects an estimate of the length of time the employees are expected to hold the options, including the vesting period, and is based, in part, on actual experience with other grants. The dividend yield reflects the assumption that no payout will be made in the foreseeable future. In the second quarter of 2003 we recognized $422,000 in compensation expense and expect total stock-based compensation expense for 2003 to total $1.5 million.

         Proceeds from the exercise of 166,767 and 517,944 stock options were $2,877,000 and $9,063,000 for the six months ended June 30, 2003 and 2002, respectively, resulting in a tax benefit to the Company of $764,000 and $4,082,000 for the six months ended June 30, 2003 and 2002, respectively.

 STOCK REPURCHASE PROGRAM

         In March 1999 the Board of Directors established the Stock Repurchase Program through which the Company is authorized to repurchase shares of its Class A Common Stock from time to time in the open market. During the first quarter of 2003, the Company repurchased 7,417 shares at an average cost of $27.75 per share. Since the inception of the program the Company has repurchased 1,127,843 shares at an average cost of $25.23 per share. At June 30, 2003 the total amount available to repurchase shares under the program was $14.2 million.

         Since May 2002 the Board of Directors has also approved the repurchase of up to 700,000 shares of the Company's mandatory convertible securities from time to time in the open market. During the first quarter of 2003, the Company repurchased 15,300 shares at an average investment of $19.02 per share bringing the total shares repurchased to 233,500 at a total investment of $5.1 million. No shares were repurchased in the open market during the three month period ended June 30, 2003. A gain attributable to the debt component of the mandatory convertible securities totaling $87,000 has been included in other income (expense) for the six months ended June 30, 2003.

E. SUBSEQUENT EVENTS

         On June 5, 2003, the Company commenced a tender offer to purchase up to 800,000 shares of its outstanding Class A common stock under a modified "Dutch Auction." The price offered was in the range of $28.00 to $31.75 per share, which reflected the price of Gabelli's shares on the New York Stock Exchange shortly before the announcement of the offer. On July 7, 2003, one hundred and five shares were properly tendered and accepted for purchase by the Company at a purchase price of $31.75 per share.

         On June 19, 2003, the Company announced that Robert S. Zuccaro resigned as Chief Financial Officer of the Company to pursue another professional opportunity. The Company has not yet named a new Chief Financial Officer.

         On July 9, 2003 the Company announced that it had agreed with Cascade Investment LLC to modify the terms of the $100 million convertible note previously issued in August 2001 to Cascade by the Company. The parties have agreed to lower the interest rate from 6% to 5%, reduce the conversion price by $1 per share to $52 per share of the Company's Class A Common Stock and extend Cascade's put option for an additional year to August 2004. In each case the changes become effective in August 2003. As a result of these modifications the Company's calculation of diluted EPS will change slightly. The shares that would be issued if converted changes to 1,923,000 from 1,887,000 while the interest that is added back for the calculation would be reduced from $1,500,000 per quarter to $1,250,000 per quarter less management fee and taxes.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Consolidated Results - Three Months Ended June 30:

                (Unaudited; in thousands, except per share data)

                                                            2003         2002
                                                          --------     --------

Revenues                                                  $ 47,956     $ 57,402
Expenses                                                    31,551       33,016
                                                          --------     --------
Operating income                                            16,405       24,386
Investment income, net                                       6,079        1,144
Interest expense                                            (3,605)      (3,186)
                                                          --------     --------
Total other income (expense), net                            2,474       (2,042)
                                                          --------     --------
Income before taxes and minority interest                   18,879       22,344
Income tax provision                                         7,099        8,401
Minority interest                                              223            2
                                                          --------     --------
Net income                                                $ 11,557     $ 13,941
                                                          ========     ========

Net income per share:
   Basic                                                  $   0.38     $   0.46
                                                          ========     ========
   Diluted                                                $   0.38     $   0.46
                                                          ========     ========

Reconciliation of Operating income to Adjusted EBITDA:

Operating income                                          $ 16,405     $ 24,386
Depreciation and amortization                                  243          216

Investment income, net                                       6,079        1,144
                                                          --------     --------
Adjusted EBITDA(a)                                        $ 22,727     $ 25,746
                                                          --------     --------

(a) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and minority interest. Adjusted EBITDA is a Non-GAAP measure and should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States nor should it be considered as an indicator of our overall financial performance. We use Adjusted EBITDA as a supplemental measure of performance as we believe it gives investors a more complete understanding of our operating results before the impact of investing and financing activities as a tool for determining the private market value of an enterprise.

         Total revenues were $48.0 million in the second quarter of 2003 down $9.4 million or 16.5% from total revenues of $57.4 million reported in the second quarter of 2002.

         Investment advisory and incentive fees, which comprise 85.0% of total revenues, were $40.8 million in the second quarter of 2003, $7.6 million or 15.7% lower than the $48.4 million reported in the second quarter of 2002. The decrease in investment advisory and incentive fees was principally the result of lower levels of assets under management in our GAMCO institutional and high net worth business and in our open-end equity mutual funds. GAMCO fees, which are generally billed based on asset levels at the beginning of a quarter, declined $7.4 million or 34.6% in the 2003 quarter as compared to the second quarter of 2002. Revenues from open-end equity mutual funds decreased $3.5 million or 16.6% from the prior year as average assets under management in open-end equity funds declined to $6.8 billion, 16.1% below the prior year's second quarter average of $8.2 billion. At June 30, 2003 assets in open-end equity funds were $7.1 billion, 3.2% lower than the prior year second quarter end balance of $7.4 billion. Revenues from our alternative investment products were 83.0% higher at $3.3 million resulting from both increased management and performance fees.

         Commissions were $2.8 million in the second quarter of 2003, down 24.7% from $3.7 million in the same period a year earlier largely due to a decrease in overall trading volume.

         Revenues from distribution of mutual funds and other income were $4.4 million in the second quarter of 2003 versus $5.4 million in the second quarter of 2002. The decrease in distribution fees results from the decline in average assets managed in open-end equity mutual funds, which generate distribution revenues under 12b-1 compensation plans.

         Total expenses were $31.6 million in the second quarter of 2003, a 4.4% decrease from total expenses of $33.0 million reported in the second quarter of 2002. Compensation and related costs, which are largely variable, were $20.9 million, 6.4% lower than the same period a year earlier. The decrease in compensation was due to lower variable incentive compensation. Salaries, which are not variable in nature, increased by $0.7 million as we have added to our research, sales and marketing staffs as planned since the second quarter of 2002. Management fee expense, which is totally variable and based on pretax income, was 15.5% lower at $2.1 million in the second quarter of 2003 versus $2.5 million in the second quarter of 2002. Other operating expenses were higher by $0.4 million, a 4.1% increase to $8.6 million in the second quarter of 2003 from the prior year second quarter of $8.2 million as higher costs from new product initiatives, insurance premiums, reimbursing clients for trading costs or losses, benefit programs, and our most recent acquisitions (Woodland Partners and Grove) were partially offset by lower mutual fund administration and distribution costs and brokerage clearing costs.

         Investment income was $6.1 million in the second quarter of 2003 higher by $5.0 million, or 431.4% from $1.1 million reported in the second quarter of 2002 as the rising equity markets resulted in increased earnings from our proprietary investment accounts. Interest expense increased $0.4 million to $3.6 million in the second quarter of 2003 from $3.2 million in the comparable prior year quarter largely as a result of the Company's issuance of $100 million of ten-year 5.5% non-callable senior notes due May 15, 2013 during the second quarter of 2003.

         The estimated effective tax rate for the second quarter of 2003 and the second quarter of 2002 was approximately 37.6%. Minority interest was higher by $0.2 million over the prior year quarter.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Consolidated Results - Six Months Ended June 30:

                (Unaudited; in thousands, except per share data)

                                                            2003         2002
                                                          --------     --------

Revenues                                                  $ 94,009     $115,434
Expenses                                                    61,264       65,679
                                                          --------     --------
Operating income                                            32,745       49,755
Investment income, net                                       7,769        3,237
Interest expense                                            (6,616)      (5,914)
                                                          --------     --------
Total other income (expense), net                            1,153       (2,677)
                                                          --------     --------
Income before taxes and minority interest                   33,898       47,078
Income tax provision                                        12,746       17,701

Minority interest                                              268           47
                                                          --------     --------
Net income                                                $ 20,884     $ 29,330
                                                          ========     ========

Net income per share:
   Basic                                                  $   0.70     $   0.97
                                                          ========     ========
   Diluted                                                $   0.69     $   0.97
                                                          ========     ========

Reconciliation of Operating income to Adjusted EBITDA:

Operating income                                          $ 32,745     $ 49,755
Depreciation and amortization                                  485          428
Investment income, net                                       7,769        3,237
                                                          --------     --------
Adjusted EBITDA(a)                                        $ 40,999     $ 53,420
                                                          --------     --------

(b) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and minority interest. Adjusted EBITDA is a Non-GAAP measure and should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States nor should it be considered as an indicator of our overall financial performance. We use Adjusted EBITDA as a supplemental measure of performance as we believe it gives investors a more complete understanding of our operating results before the impact of investing and financing activities as a tool for determining the private market value of an enterprise.

         Total revenues were $94.0 million in the first half of 2003 down $21.4 million or 18.6% from total revenues of $115.4 million reported in the first half of 2002.

         Investment advisory and incentive fees, which comprise 85.4% of total revenues, were $80.3 million in the first half of 2003, $16.9 million or 17.4% lower than the $97.2 million reported in the first half of 2002. The decrease in investment advisory and incentive fees was principally the result of lower levels of assets under management in our GAMCO institutional and high net worth business and in our open-end equity mutual funds. GAMCO fees, which are generally billed based on asset levels at the beginning of a quarter, declined $11.2 million or 26.2% in the first half of 2003 as compared to the first half of 2002. Revenues from open-end equity mutual funds decreased $8.5 million or 20.1% from the prior year as average assets under management in open-end equity funds declined to $6.6 billion, 19.7% below the prior year's first half average of $8.2 billion. At June 30, 2003 assets in open-end equity funds were $7.1 billion, 3.2% lower than the prior year first half end balance of $7.4 billion. Revenues from our alternative investment products were 49.1% higher at $5.4 million resulting from both increased management and performance fees.

         Commissions were $5.2 million in the first half of 2003, down 31.8% from $7.6 million in the same period a year earlier largely due to a decrease in overall trading volume.

         Revenues from distribution of mutual funds and other income were $8.6 million in the first half of 2003 versus $10.6 million in the first half of 2002. The decrease in distribution fees results from the decline in average assets managed in open-end equity mutual funds, which generate distribution revenues under 12b-1 compensation plans.

         Total expenses were $61.3 million in the first half of 2003, a 6.7% decrease from total expenses of $65.7 million reported in the first half of 2002. Compensation and related costs, which are largely variable, were $41.4 million, 7.4% lower than the same period a year earlier. The decrease in compensation was due to lower variable incentive compensation. Salaries, which are not variable in nature, increased by $1.7 million as we have added to our research, sales and marketing staffs as planned since the second quarter of 2002. Management fee expense, which is totally variable and based on pretax income, was 28.0% lower at $3.8 million in the first half of 2003 versus $5.2 million in the first half of 2002. Other operating expenses were higher by $0.4 million, a 2.4% increase over $15.7 million in the first half of 2003 from the prior year first half as higher costs from new product initiatives, insurance premiums, reimbursing clients for trading costs or losses, benefit programs, and our most recent acquisitions (Woodland Partners and Grove) were partially offset by lower mutual fund administration and distribution costs and brokerage costs.

         Investment income was $7.8 million in the first half of 2003 higher by $4.6 million, or 140.0% from $3.2 million reported in the first half of 2002 as a combination of lower interest rates and the declining equity markets resulted in lower proprietary investment earnings. Interest expense increased $0.7 million to $6.6 million in the first half of 2003 from $5.9 million in the comparable prior year quarter largely as a result of the Company's issuance of $100 million of ten-year 5.5% non-callable senior notes in May.

         The estimated effective tax rate for the first half of 2003 and the first half of 2002 was approximately 37.6%. Minority interest was higher by $0.2 million over the prior first half of the year.

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

         Summary cash flow data is as follows:

                                                            Six Months Ended June 30,
                                                               2003         2002
                                                             --------     --------
                                                                 (in thousands)
         Cash flows provided by (used in):
          Operating activities                               $ (1,332)    $ 45,849
          Investing activities                                 (7,549)       6,134
          Financing activities                                102,300       38,498
                                                             --------     --------
          Increase                                             93,419       90,481
          Cash and cash equivalents at beginning of period    311,430      305,447
                                                             --------     --------
          Cash and cash equivalents at end of period         $404,849     $395,928
                                                             ========     ========

         Cash requirements and liquidity needs have historically been met through cash generated by operating activities and through the Company's borrowing capacity. The Company has received investment grade ratings from both Moody's Investors Services and Standard & Poor's Rating Services. These investment grade ratings expand our ability to attract both public and private capital. At June 30, 2003, the Company had total cash and cash equivalents of $404.8 million, an increase of $8.9 million from June 30, 2002. The Company has established a collateral account, consisting of cash and cash equivalents totaling $102.5 million, to secure a letter of credit issued in favor of the holder of the $100 million convertible note. The letter of credit was extended and expires on August 14, 2004, which coincides with the date of a put option the note holder may exercise. Cash and cash equivalents held in the collateral account are restricted from other uses until the date of expiration. Total debt at June 30, 2003 was $284.2 million, consisting of a $100 million convertible note, $100 million of ten-year 5.5% non-callable senior notes due May 15, 2013 and $84.2 million in mandatory convertible securities. The mandatory convertible securities consist of two components, a forward exchange contract to purchase shares of Class A common stock in February 2005 and an equivalent amount of senior notes due in February 2007. At the time of the mandatory exercise of the forward contract and purchase of common stock in February 2005 the Company will receive additional proceeds equal to the amount required to repay the senior notes in 2007. The interest rate on the senior notes will be reset in November 2004 and will be based upon the rates for treasury bills maturing on or about February 2007.

         Cash used in operating activities was $1.3 million in the first half of 2003 principally resulting from an increase in investments in securities of $12.7 million and a $10.9 million reduction in payable to brokers partially offset by $20.9 million in net income. Cash provided by operating activities was $45.8 million in the first half of 2002 principally resulting from $29.3 million in net income and offset by changes in other assets and liabilities.

         Cash used by investing activities, related to investments in and distributions from partnerships and affiliates, was $7.5 million in the first half of 2003. Cash provided by investing activities, related to investments in and distributions from partnerships and affiliates, was $6.1 million in the first half of 2002.

         Cash provided by financing activities in the first half of 2003 was $102.3 million. The increase in cash primarily results from the $100 million issuance of ten-year, 5.5% non-callable and non-convertible senior notes and $2.9 million received from the exercise of non-qualified stock options that further generated cash tax savings of $0.8 million. Other significant financing activities which used cash included $0.6 million to repurchase shares of our Class A Common Stock and mandatory convertible securities under the Company's respective Stock Repurchase Programs.

         Cash provided by financing activities in the first half of 2002 was $38.5 million. The increase in cash results from the issuance of $90 million of mandatory convertible debt securities before offering expenses and $9.1 million from the exercise of stock options less the repayment of a $50 million note payable and $5.8 million used to repurchase 152,805 shares of our Class A Common Stock under the Company's Stock Repurchase Program. The exercise of non-qualified stock options and the repayment of the note payable during the first half of 2002 generated cash tax savings of $4.1 million and $19.8 million, respectively, which has been included in income tax receivable.

         On May 8, 2003 the Company sold $100 million of ten-year, 5.5% non-callable and non-convertible senior notes. The net proceeds to the Company was $99.2 million and is being used for general corporate purposes. The notes were issued under a $400 million shelf registration statement filed in December 2001. There remains $120 million available under the shelf registration statement.

          Based upon the Company's current level of operations and its anticipated growth, the Company expects that its current cash balances plus cash flows from operating activities and its borrowing capacity will be sufficient to finance its working capital needs for the foreseeable future. The Company has no material commitments for capital expenditures.

         Gabelli & Company, Inc., a subsidiary of the Company, is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. At June 30, 2003, Gabelli & Company had net capital, as defined, of approximately $12.0 million, exceeding the regulatory requirement by approximately $11.7 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

MARKET RISK

         The Company is subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. The Company's exposure to market risk is directly related to its role as financial intermediary, advisor and general partner for assets under management in its mutual funds, institutional and separate accounts business, alternative investment products and its proprietary investment activities. At June 30, 2003, the Company's primary market risk exposure was to changes in equity prices and interest rates.

         With respect to the Company's proprietary investment activities included in investments in securities of $190.1 million at June 30, 2003 were investments in Treasury Bills and Notes of $104.7 million, in mutual funds, largely invested in equity products, of $69.6 million, a selection of common and preferred stocks totaling $13.0 million and other investments of approximately $2.8 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, the Company may alter its investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. Of the approximately $13.0 million invested in common and preferred stocks at June 30, 2003, $2.1 million is invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Investments in partnerships and affiliates totaled $57.0 million at June 30, 2003 and consisted principally of partnerships which invest in risk arbitrage opportunities. These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

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

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), which provides accounting and disclosure requirements for certain guarantees. The Company indemnifies its clearing broker for losses it may sustain from the customer accounts introduced by the Company's broker dealer subsidiaries. In accordance with New York Stock Exchange rules, customer balances are typically collateralized by customer securities or supported by other recourse provisions. In addition, the Company further limits margin balances to a maximum of 25% versus 50% permitted under exchange regulations. At June 30, 2003 the total amount of customer balances subject to indemnification (i.e. margin debits) was immaterial.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which provides new criteria for determining whether or not consolidation accounting is required. This interpretation focuses on financial interests that indicate control despite the absence of clear control through voting interest. It concludes that a company's exposure (variable interest) to the economic risks and rewards from the variable interest entity's assets and activities are the best evidence of control. If the company holds the largest variable interest it could be considered the primary beneficiary. As the primary beneficiary it would be required to include the variable interest entity's assets, liabilities and results of operations in its own financial statements. This interpretation is effective for variable interest entities created after January 31, 2003; otherwise it is applicable for the first interim or annual reporting period after June 15, 2003. The Interpretation will require consolidation of certain of the investment in partnerships and affiliates' assets and liabilities and results of operations with minority interest recorded for the ownership share applicable to other investors. The difference between consolidation and the equity method would impact detailed line items reported within the consolidated financial statements but not overall consolidated net income or stockholders' equity. Where consolidation is not required additional disclosures may be required. We anticipate consolidating investments in partnerships and affiliates in the 10-Q for the quarterly period ended September 30, 2003. Financial information pertaining to the investments in partnerships and affiliates as of June 30, 2003 is as follows:

                                                      JUNE 30, 2003
                                                      -------------
                                          As reported   Adjustment   Pro Forma

         Total assets..................    $ 695,500    $ 494,527    $1,190,027
         Total liabilities.............      340,453      136,811       477,264
         Minority interest payable.....        7,830      357,716       365,546

         Total other income, net.......        1,153       15,598        16,751
         Total expenses................       61,264        3,895        65,159
         Minority interest expense.....          268       11,703        11,971

ITEM 4. CONTROLS AND PROCEDURES

         Management, including the Chief Executive Officer and the Chief Financial Officer (who left the Company in the 3rd quarter), have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

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

PART II: OTHER INFORMATION

         ITEM 4. Submission of Matters to a Vote of Security Holders

               The Annual Meeting of Stockholders of Gabelli Asset Management Inc. was held in Greenwich, Connecticut on May 13, 2003. At that meeting, the stockholders considered and acted upon the following matter:

                     THE ELECTION OF DIRECTORS. The stockholders elected the following individuals to serve as directors until the 2004 annual meeting of stockholders and until their respective successors are duly elected and qualified. All the directors were elected with more than 99% of the total votes cast.

                     Raymond C. Avansino, Jr.
                     John C. Ferrara
                     Mario J. Gabelli
                     Paul B. Guenther
                     Eamon M. Kelly
                     Karl Otto Pohl


         ITEM 6.     (a) Exhibits

                         4.1    First Amendment to the Note Purchase
                                Agreement, dated as of July 1, 2003.

                         4.2    Convertible Promissory Note, dated August
                                14, 2001.

                         4.3    Senior Note, dated May 15, 2003.

                         31.1 Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                         31.2 Certification by Controller Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to
                                Section 302 of the Sarbanes-Oxley Act of 2002

                         32.1   Certification of CEO pursuant to 18 U.S.C.
                                Section 1350, as adopted pursuant to
                                Section 906 of the Sarbanes-Oxley Act of
                                2002

                         32.2 Certification of Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                Section 906 of the Sarbanes-Oxley Act of
                                2002


                     (b) Reports on Form 8-K.

                         The Company filed the following Current Reports on Form 8-K during the three months ended June 30, 2003.

                         1. Current Report on Form 8-K dated May 6,2003 containing the press release disclosing the Company's operating results for the first quarter ended March 31, 2003.

                         2. Current Report on Form 8-K/A dated May 8, 2003 to correct and supersede the Current Report on Form 8K filed on May 6, 2003.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   GABELLI ASSET MANAGEMENT INC.
                                                   -----------------------------
                                                            (Registrant)



         AUGUST 14, 2003                           /s/ Mario J. Gabelli
         ----------------                          -----------------------------
         Date                                      Mario J. Gabelli
                                                   Chief Executive Officer