Form 10-Q
period 2003-09-30
GABELLI ASSET MANAGEMENT INC
filed 2003-11-14
CIK 1060349

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------


     (Mark One)

        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2003
                                                ------------------

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

           Class                                 Outstanding at October 31, 2003
           -----                                 -------------------------------
Class A Common Stock, .001 par value                         6,947,856
Class B Common Stock, .001 par value                        23,130,000

================================================================================

                                     INDEX
                                     -----

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES


PART I.    FINANCIAL INFORMATION
--------------------------------

Item 1.    Financial Statements (Unaudited)                                  3

           Condensed Consolidated Statements of Operations:                3-4
           -     Three months ended September 30, 2003 and 2002
           -     Nine months ended September 30, 2003 and 2002

           Condensed Consolidated Statements of Financial Condition:         5
           -     September 30, 2003
           -     September 30, 2002
           -     December 31, 2002 (Audited)

           Condensed Consolidated Statements of Cash Flows:                  6
           -     Three months ended September 30, 2003 and 2002
           -     Nine months ended September 30, 2003 and 2002

           Notes to Condensed Consolidated Financial Statements              7



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative
           Disclosures about Market Risk)                                   11



Item 4.    Controls and Procedures                                          17




PART II.   OTHER INFORMATION
----------------------------

Item 6.    Exhibits and Reports on Form 8-K                                 19




SIGNATURES                                                                  19
----------

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)



                                                                     THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                ------------------------------
                                                                    2003              2002
                                                                ------------      ------------
REVENUES
  Investment advisory and incentive fees ..................     $     44,207      $     39,707
  Commission revenue ......................................            3,327             3,199
  Distribution fees and other income ......................            4,289             4,414
                                                                ------------      ------------
      Total revenues ......................................           51,823            47,320
EXPENSES
  Compensation and related costs ..........................           21,792            17,474
  Management fee ..........................................            2,193             2,055
  Other operating expenses ................................            8,435             7,571
                                                                ------------      ------------
      Total expenses ......................................           32,420            27,100

Operating income ..........................................           19,403            20,220
OTHER INCOME (EXPENSE)
  Net gain (loss) from investments ........................            2,804              (390)
  Interest and dividend income ............................            1,704             1,720
  Interest expense ........................................           (4,174)           (3,057)
                                                                ------------      ------------
      Total other income (expense), net ...................              334            (1,727)
                                                                ------------      ------------
Income before income taxes and minority interest ..........           19,737            18,493
  Income tax provision ....................................            7,298             6,954
  Minority interest .......................................              137                46
                                                                ------------      ------------
      Net income ..........................................     $     12,302      $     11,493
                                                                ============      ============

Net income per share:
  Basic ...................................................     $       0.41      $       0.38
                                                                ============      ============

  Diluted .................................................     $       0.41      $       0.38
                                                                ============      ============

Weighted average shares outstanding:
  Basic ...................................................           30,061            30,141
                                                                ============      ============

  Diluted .................................................           32,170            30,296
                                                                ============      ============



      See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)



                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                ------------------------------
                                                                    2003              2002
                                                                ------------      ------------
REVENUES
  Investment advisory and incentive fees ..................     $    124,467      $    136,923
  Commission revenue ......................................            8,518            10,812
  Distribution fees and other income ......................           12,847            15,019
                                                                ------------      ------------
      Total revenues ......................................          145,832           162,754
EXPENSES
  Compensation and related costs ..........................           63,191            62,195
  Management fee ..........................................            5,959             7,286
  Other operating expenses ................................           24,534            23,298
                                                                ------------      ------------
      Total expenses ......................................           93,684            92,779

Operating income ..........................................           52,148            69,975
OTHER INCOME (EXPENSE)
  Net gain (loss) from investments ........................            7,949              (312)
  Interest and dividend income ............................            4,328             4,879
  Interest expense ........................................          (10,790)           (8,971)
                                                                ------------      ------------
      Total other income (expense), net ...................            1,487            (4,404)
                                                                ------------      ------------
Income before income taxes and minority interest ..........           53,635            65,571
  Income tax provision ....................................           20,044            24,655
  Minority interest .......................................              405                93
                                                                ------------      ------------
      Net income ..........................................     $     33,186      $     40,823
                                                                ============      ============

Net income per share:
  Basic ...................................................     $       1.11      $       1.36
                                                                ============      ============

  Diluted .................................................     $       1.10      $       1.35
                                                                ============      ============

Weighted average shares outstanding:
  Basic ...................................................           30,002            30,102
                                                                ============      ============

  Diluted .................................................           30,134            30,337
                                                                ============      ============




      See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)




                                              SEPTEMBER 30,     SEPTEMBER 30,     DECEMBER 31,
                                                  2003              2002              2002
                                              ------------      ------------      ------------
                                                       (Unaudited)
ASSETS

Cash and cash equivalents ..................  $    425,849      $    316,351      $    311,430
Investments in securities ..................       182,874           152,709           175,466
Investments in partnerships and affiliates..        60,136            52,894            47,932
Receivables from affiliates ................        11,842            10,053            10,340
Receivable from brokers ....................         1,216             1,052             4,919
Investment advisory fees receivable ........        15,821            13,767            15,603
Income tax receivable ......................            --               939                --
Other assets ...............................        17,946            16,218            17,041
                                              ------------      ------------      ------------
      Total assets .........................  $    715,684      $    563,983      $    582,731
                                              ============      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers .........................  $      5,726      $      4,245      $     17,138
Income taxes payable .......................         8,603             4,153             9,196
Compensation payable .......................        27,291            28,395            18,459
Capital lease obligation ...................         3,154             3,449             3,433
Securities sold, not yet purchased .........           669               782             5,022
Accrued expenses and other liabilities .....        17,493            14,232            15,583
                                              ------------      ------------      ------------
      Total operating liabilities ..........        62,936            55,256            68,831

5.5% Senior notes ..........................       100,000                --                --
5% Convertible note (a) ....................       100,000           100,000           100,000
Mandatory convertible securities ...........        84,163            84,748            84,545
                                              ------------      ------------      ------------

      Total liabilities ....................       347,099           240,004           253,376

Minority interest ..........................         7,967             7,432             7,562

Stockholders' equity .......................       360,618           316,547           321,793
                                              ------------      ------------      ------------
Total liabilities and stockholders' equity..  $    715,684      $    563,983      $    582,731
                                              ============      ============      ============

(a) Terms of note changed from 6% to 5% in mid-August 2003.



      See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                                ------------------------------      ------------------------------
                                                                    2003              2002              2003              2002
                                                                ------------      ------------      ------------      ------------
OPERATING ACTIVITIES
Net income ..................................................   $     12,302      $     11,493      $     33,186      $     40,823
Adjustments to reconcile net income to net cash
  provided by (used in)operating activities:
Equity in gains from partnerships and affiliates ............         (1,513)              (94)           (4,157)             (439)
Depreciation and amortization ...............................            242               242               727               670
Stock-based compensation expense ............................            434                --             1,071                --
Deferred income taxes .......................................             --                --                --            18,661
Tax benefit from exercise of stock options ..................            320                34             1,084             4,116
Minority interest in net income of consolidated subsidiaries.            137                46               405                93
Market value of donated securities ..........................             --                --                --               412
Realized gains on available for sale securities .............            (83)               --               (97)              (40)
(Increase) decrease in operating assets:
  Investments in securities .................................         13,027           (99,323)              337           (97,436)
  Investment advisory fees receivable .......................         (1,976)            1,527              (218)              884
  Receivables from affiliates ...............................         (1,265)              924            (2,323)            1,690
  Other receivables .........................................            113               272              (309)              530
  Receivable from brokers ...................................           (760)             (952)            3,702            (1,017)
  Income tax receivable .....................................             --             2,313                --              (939)
  Other assets ..............................................            369               459              (499)           (3,694)
Increase (decrease) in operating liabilities:
  Payable to brokers ........................................           (469)           (1,088)          (11,412)           (4,309)
  Income taxes payable ......................................          1,740             4,080              (652)             (297)
  Compensation payable ......................................          5,951              (561)            8,814             7,297
  Accrued expenses and other liabilities ....................           (229)           (1,901)            1,629            (2,903)
  Securities sold, not yet purchased ........................            (73)              782            (4,353)               --
                                                                ------------      ------------      ------------      ------------
Total adjustments ...........................................         15,965           (93,240)           (6,251)          (76,721)
                                                                ------------      ------------      ------------      ------------
Net cash provided by (used in)operating activities ..........         28,267           (81,747)           26,935           (35,898)
                                                                ------------      ------------      ------------      ------------
INVESTING ACTIVITIES
Purchases of available for sale securities ..................         (7,165)             (243)           (8,369)             (801)
Proceeds from sales of available for sale securities ........            800                --               900               602
Distributions from partnerships and affiliates ..............          3,093             8,039            12,942            20,497
Investments in partnerships and affiliates ..................         (4,695)             (745)          (20,989)           (7,113)
                                                                ------------      ------------      ------------      ------------
Net cash provided by (used in) investing activities .........         (7,967)            7,051           (15,516)           13,185
                                                                ------------      ------------      ------------      ------------
FINANCING ACTIVITIES
Purchase of minority stockholders' interest .................             --                --                --              (273)
Issuance of mandatory convertible securities ................             --              (214)               --            87,738
Issuance of Senior notes ....................................             --                --           100,000                --
Repayment of note payable ...................................             --                --                --           (50,000)
Proceeds from exercise of stock options .....................            703               109             3,580             9,172
Purchase of mandatory convertible securities ................             --            (2,693)             (373)           (5,115)
Purchase of treasury stock ..................................             (3)           (2,083)             (207)           (7,905)
                                                                ------------      ------------      ------------      ------------
Net cash provided by (used in) financing activities .........            700            (4,881)          103,000            33,617
                                                                ------------      ------------      ------------      ------------
Net increase (decrease)in cash and cash equivalents .........         21,000           (79,577)          114,419            10,904
Cash and cash equivalents at beginning of period ............        404,849           395,928           311,430           305,447
                                                                ------------      ------------      ------------      ------------
Cash and cash equivalents at end of period ..................   $    425,849      $    316,351      $    425,849      $    316,351
                                                                ============      ============      ============      ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
  AND INVESTING ACTIVITY
Net present value of forward purchase contract ..............   $         --      $      2,353      $         --      $      2,353
                                                                ============      ============      ============      ============
Securities reclassified to available for sale ...............   $      3,788      $         --      $      3,788      $         --
                                                                ============      ============      ============      ============

      See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


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

         Certain items previously reported have been reclassified to conform to the current period's financial statement presentation.


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

         At September 30, 2003 and 2002 the market value of investments available for sale was $17.5 million and $5.7 million, respectively. An unrealized loss in market value, net of taxes, of $538,000 and $646,000 has been included in stockholders' equity for September 30, 2003 and 2002, respectively.

         Proceeds from sales of investments available for sale were approximately $0.9 million for the nine month period ended September 30, 2003. Gross gains on the sale of investments available for sale amounted to $97,000; there were no gross losses on the sale of investments available for sale. Proceeds from sales of investments available for sale were approximately $0.6 million for the nine month period ended September 30, 2002. Gross gains on the sale of investments available for sale amounted to $58,000; gross losses on the sale of investments available for sale amounted to $19,000.

C.       EARNINGS PER SHARE

         The computations of basic and diluted net income per share are as follows:

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                              -------------------------     -------------------------
(in thousands, except per share amounts)         2003           2002           2003           2002
                                              ----------     ----------     ----------     ----------
Basic:
Net income ..............................     $   12,302     $   11,493     $   33,186     $   40,823
                                              ==========     ==========     ==========     ==========
Average shares outstanding ..............         30,061         30,141         30,002         30,102
                                              ==========     ==========     ==========     ==========
Basic net income per share ..............     $     0.41     $     0.38     $     1.11     $     1.36
                                              ==========     ==========     ==========     ==========

Diluted:
Net income ..............................     $   12,302     $   11,493     $   33,186     $   40,823
Add interest expense on convertible note,
   net of management fee and taxes ......            770             --             --             --
                                              ----------     ----------     ----------     ----------
Total ...................................     $   13,072     $   11,493     $   33,186     $   40,823
                                              ==========     ==========     ==========     ==========

Average shares outstanding ..............         30,061         30,141         30,002         30,102
Dilutive stock options ..................            186            155            132            235
Assumed conversion of convertible note ..          1,923             --             --             --
                                              ----------     ----------     ----------     ----------
Total ...................................         32,170         30,296         30,134         30,337
                                              ==========     ==========     ==========     ==========
Diluted net income per share ............     $     0.41     $     0.38     $     1.10     $     1.35
                                              ==========     ==========     ==========     ==========

         For the nine months ended September 30, 2003 and 2002 and the three months ended September 30, 2002 the assumed conversion of the convertible note would not be dilutive and, accordingly, has not been used in the computations of the weighted average diluted shares.

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

         The expected life reflected an estimate of the length of time the employees are expected to hold the options, including the vesting period, and is based, in part, on actual experience with other grants. The dividend yield reflected the assumption that no payout will be made in the foreseeable future. In the third quarter of 2003 the Company recognized $434,000 in stock-based compensation expense and expect stock-based compensation expense for 2003 to total $1.5 million.

         Proceeds from the exercise of 40,389 and 6,250 stock options were $703,000 and $109,000 for the three months ended September 30, 2003 and 2002, respectively, resulting in a tax benefit to the Company of $320,000 and $34,000 for the three months ended September 30, 2003 and 2002, respectively.

         Proceeds from the exercise of 207,156 and 524,194 stock options were $3,580,000 and $9,172,000 for the nine months ended September 30, 2003 and 2002, respectively, resulting in a tax benefit to the Company of $1,084,000 and $4,116,000 for the nine months ended September 30, 2003 and 2002, respectively.

STOCK REPURCHASE PROGRAM

         In March 1999 the Board of Directors established the Stock Repurchase Program through which the Company is authorized to repurchase shares of its Class A Common Stock from time to time in the open market. During the three months ended September 30, 2003, the Company repurchased 105 shares at an average cost of $31.75 per share. During the first nine months of 2003, the Company repurchased 7,522 shares at an average cost of $27.54 per share. Since the inception of the program the Company has repurchased 1,127,948 shares at an average cost of $25.23 per share. At September 30, 2003 the total amount available to repurchase shares under the program was $14.2 million.

         Since May 2002 the Board of Directors has also approved the repurchase of up to 700,000 shares of the Company's mandatory convertible securities from time to time in the open market. During the first quarter of 2003, the Company repurchased 15,300 shares at an average investment of $19.02 per share bringing the total shares repurchased to 233,500 at a total investment of $5.1 million. No shares were repurchased in the open market during the three month period ended September 30, 2003. A gain attributable to the debt component of the mandatory convertible securities totaling $87,000 has been included in other income (expense) for the nine months ended September 30, 2003.

E.       SUBSEQUENT EVENTS

         The Company announced that it has elected to defer the application of the implementation of Financial Accounting Standards Board ("FASB") Interpretation No. 46 "Consolidation of Variable Interest Entities". This decision was based on the recent FASB Staff Position issued on October 9, 2003 deferring the effective date for applying the provisions of FASB Interpretation No. 46 until the fourth quarter of 2003.

         During the fourth quarter of 2003, the Company repurchased 39,400 shares of its Class A Common Stock, under its Stock Repurchase Program, at an average cost of $34.82 per share. The Company also repurchased 5,300 shares of its mandatory convertible securities at an average investment of $24.49 per share.

         The Company announced a new closed-end fund, The Gabelli Dividend & Income Trust (the "Fund"), which it plans to offer in November 2003. The Fund will focus on investing primarily in dividend paying equity securities and will seek a high after-tax total return through an emphasis on qualified dividend income. The Fund's offering is being underwritten by Merrill Lynch & Co., Citigroup, A.G. Edwards & Sons, Inc., Gabelli & Company, Inc. and others.

         During October 2003, the Company received a request from the New York Attorney General's office (NYAG) in the form of a subpoena for information relating to trading issues involving mutual fund shares. The Company also previously received and responded to a request from the Securities and Exchange Commission relating to the pricing and trading of shares of Gabelli mutual funds with significant foreign holdings. The Company is now in the process of gathering information requested by the NYAG's office and is fully cooperating with these inquiries. The Company expects to incur additional legal and administrative expenses in the fourth quarter of 2003 and in 2004 as a result of regulatory requests and internal reviews relating to these issues. The Company has determined that these additional costs are not estimable at this time.

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

         The Company's revenues are largely based on the level of assets under management in its business as well as the level of fees associated with its various investment products. Growth in revenues generally depends on good investment performance and the ability to attract additional investors while maintaining current fee levels. The Company's largest source of revenues is investment advisory fees which are based on the amount of assets under management in its Mutual Funds, Separate Accounts and Alternative Investment products. Revenues derived from the equity oriented portfolios generally have higher management fee rates than fixed income portfolios.

         The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in
Item 1 to this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Consolidated Results - Three Months Ended September 30:

                (Unaudited; in thousands, except per share data)
                ------------------------------------------------
                                                        2003            2002
                                                     ----------      ----------
Revenues .......................................     $   51,823      $   47,320
Expenses .......................................         32,420          27,100
                                                     ----------      ----------
Operating income ...............................         19,403          20,220
Investment income, net .........................          4,508           1,330
Interest expense ...............................         (4,174)         (3,057)
                                                     ----------      ----------
Total other income (expense), net ..............            334          (1,727)
                                                     ----------      ----------
Income before taxes and minority interest ......         19,737          18,493
Income tax provision ...........................          7,298           6,954
Minority interest ..............................            137              46
                                                     ----------      ----------
Net income .....................................     $   12,302      $   11,493
                                                     ==========      ==========
Net income per share:
   Basic .......................................     $     0.41      $     0.38
                                                     ==========      ==========
   Diluted .....................................     $     0.41      $     0.38
                                                     ==========      ==========

Reconciliation of Net income to Adjusted EBITDA:
Net income .....................................     $   12,302      $   11,493
Interest Expense ...............................          4,174           3,057
Income tax provision and minority interest .....          7,435           7,000
Depreciation and amortization ..................            242             243
                                                     ----------      ----------
Adjusted EBITDA(a) .............................     $   24,153      $   21,793
                                                     ----------      ----------

(a) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and minority interest. Adjusted EBITDA is a Non-GAAP measure and should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States nor should it be considered as an indicator of our overall financial performance. We use Adjusted EBITDA as a supplemental measure of performance as we believe it gives investors a more complete understanding of our operating results before the impact of investing and financing activities as a tool for determining the private market value of an enterprise.

         Total revenues were $51.8 million in the third quarter of 2003 up $4.5 million or 9.5% from total revenues of $47.3 million reported in the third quarter of 2002. Investment advisory and incentive fees, which comprise 85.3% of total revenues, were $44.2 million in the third quarter of 2003, $4.5 million or 11.3% higher than the $39.7 million reported in the third quarter of 2002. The increase in investment advisory and incentive fees was principally the result of higher levels of assets under management in our equity mutual funds and increased performance fees from our alternative investment products. Revenues from mutual funds increased $2.7 million or 13.4% from the prior year as assets under management in mutual funds increased to $10.8 billion at September 30, 2003, or 11.6% ahead of the September 30, 2002 assets under management of $9.7 billion. Revenues from our alternative investment products were 114.5% higher at $3.3 million resulting from both increased management and performance fees. GAMCO fees, which are generally billed based on asset levels at the beginning of a quarter, increased $0.1 million or 0.9% in the 2003 quarter as compared to the third quarter of 2002.

         Commissions were $3.3 million in the third quarter of 2003, up 4.0% from $3.2 million in the same period a year earlier largely due to an increase in overall trading volume.

         Revenues from distribution of mutual funds and other income were $4.3 million in the third quarter of 2003 versus $4.4 million in the third quarter of 2002. The decrease in distribution fees largely results from the refunding of 12b-1 fees totaling $0.4 million pertaining to the first nine months of 2003 to the shareholders of our Gabelli ABC Fund during the third quarter. Excluding the effect of this refund, revenue from distribution of mutual funds and other income increased 5.9%. This increase was a result of a 6.4% increase in average assets for open-end funds for the third quarter of 2003 versus the prior year third quarter, which generate distribution revenues under 12b-1 compensation plans.

         Total expenses were $32.4 million in the third quarter of 2003, a 19.6% increase from total expenses of $27.1 million reported in the third quarter of 2002. Compensation and related costs, which are largely variable, were $21.8 million, 24.7% higher than the same period a year earlier. The increase in compensation was due to increased variable compensation related to our Alternative Investment products of $1.4 million, the acquisition of Woodland Partners ("Woodland") and Grove Investment Advisors ("Grove") of $0.5 million (which we acquired in the 4th quarter of 2002), an increase in salaries and stock option expense totaling $0.8 million and the negative year-over-year effect of a reversal of incentive compensation in the 2002 quarter of $1.3 million. Management fee expense, which is totally variable and based on pretax income, was 6.7% higher at $2.2 million in the third quarter of 2003 versus $2.1 million in the third quarter of 2002. Other operating expenses were higher by $0.9 million, an 11.4% increase to $8.4 million in the third quarter of 2003 from the prior year third quarter of $7.6 million due to higher costs related to promotional activities, insurance premiums, and legal and accounting.

         Investment income was $4.5 million in the third quarter of 2003 higher by $3.2 million, or 239% from $1.3 million reported in the third quarter of 2002 as the rising equity markets resulted in increased earnings from our proprietary investment accounts. Interest expense increased $1.1 million to $4.2 million in the third quarter of 2003 from $3.1 million in the comparable prior year quarter. This increase is a result of the Company's issuance of $100 million of ten-year 5.5% non-callable senior notes due May 15, 2013 during the second quarter of 2003, offset in part by a one percent decrease in the interest rate on the $100 million convertible note from 6% to 5% effective August 2003.

         The estimated effective tax rate for the third quarter of 2003 decreased to 37.0% from 37.6% for the third quarter of 2002 due to the effect of a dividend received deduction from our Westwood Holdings Group, Inc. ("Westwood") investment. Westwood paid a special cash dividend of $1.00 per share on October 1, 2003 to shareholders of record on September 15, 2003. The Company owned 514,850 shares as of September 30, 2003. Minority interest was higher by $0.1 million over the prior year quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 2002

Consolidated Results - Nine Months Ended September 30:

                (Unaudited; in thousands, except per share data)
                ------------------------------------------------
                                                        2003            2002
                                                     ----------      ----------
Revenues .......................................     $  145,832      $  162,754
Expenses .......................................         93,684          92,779
                                                     ----------      ----------
Operating income ...............................         52,148          69,975
Investment income, net .........................         12,277           4,567
Interest expense ...............................        (10,790)         (8,971)
                                                     ----------      ----------
Total other income (expense), net ..............          1,487          (4,404)
                                                     ----------      ----------
Income before taxes and minority interest ......         53,635          65,571
Income tax provision ...........................         20,044          24,655
Minority interest ..............................            405              93
                                                     ----------      ----------
Net income .....................................     $   33,186      $   40,823
                                                     ==========      ==========
Net income per share:
   Basic .......................................     $     1.11      $     1.36
                                                     ==========      ==========
   Diluted .....................................     $     1.10      $     1.35
                                                     ==========      ==========

Reconciliation of Net income to Adjusted EBITDA:
Net income .....................................     $   33,186      $   40,823
Interest Expense ...............................         10,790           8,971
Income tax provision and minority interest .....         20,449          24,748
Depreciation and amortization ..................            727             670
                                                     ----------      ----------
Adjusted EBITDA(a) .............................     $   65,152      $   75,212
                                                     ----------      ----------

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

         Total revenues were $145.8 million for the first nine months of 2003 down $16.9 million or 10.4% from total revenues of $162.8 million reported for the first nine months of 2002. Investment advisory and incentive fees, which comprise 85.3% of total revenues, were $124.5 million in the first nine months of 2003, $12.5 million or 9.1% lower than the $136.9 million reported in the first nine months of 2002. The decrease in investment advisory and incentive fees was principally the result of lower levels of assets under management in our GAMCO institutional and high net worth business and in our open-end equity mutual funds during the first half of 2003. GAMCO fees, which are generally billed based on asset levels at the beginning of a quarter, declined $11.1 million or 18.5% in the first nine months of 2003 as compared to the first nine months of 2002. Revenues from open-end equity mutual funds decreased $6.1 million or 10.2% from the prior year as average assets under management in open-end equity funds declined to $6.9 billion, 11.0% below the prior year's first nine months average of $7.7 billion. Revenues from open-end mutual funds are based on average assets and should improve over the full year 2003 versus full year 2002 as September 30, 2003 assets in open-end equity funds were $7.3 billion, 17.4% higher than the prior year first nine months ending balance of $6.2 billion. Revenues from our alternative investment products were 68.7% higher at $8.7 million resulting from both increased management and performance fees.

         Commissions were $8.5 million in the first nine months of 2003, down 21.2% from $10.8 million in the same period a year earlier largely due to a decrease in overall trading volume.

         Revenues from distribution of mutual funds and other income were $12.8 million in the first nine months of 2003 versus $15.0 million in the first nine months of 2002. The decrease in distribution fees results from the lower average assets under management in open-end equity mutual funds during 2003, which generate distribution revenues under 12b-1 compensation plans.

         Total expenses were $93.7 million in the first nine months of 2003, a 1.0% increase from total expenses of $92.8 million reported in the first nine months of 2002. Compensation and related costs, which are largely variable, were $63.2 million, 1.6% higher than the same period a year earlier. The increase in compensation was due to increased variable compensation related to our Alternative Investment products of $2.5 million, the acquisition of Woodland and Grove of $1.5 million, an increase in salaries of $1.7 million primarily attributable to the addition of research analysts, marketing and investment professionals, the negative year-over-year effect of a reversal of incentive compensation in the 2002 period of $0.9 million and an increase of $0.9 million in stock option expense offset in part by a decrease in variable compensation payouts of $6.6 million. Management fee expense, which is totally variable and based on pretax income, was 18.2% lower at $6.0 million in the first nine months of 2003 versus $7.3 million in the first nine months of 2002. Other operating expenses were higher by $1.2 million, a 5.3% increase over $23.3 million in the first nine months of 2003 from the prior year first nine months as higher costs related to promotional activities, insurance premiums, reimbursing clients for trading costs or losses, and legal and accounting were partially offset by lower mutual fund administration and distribution costs and brokerage costs.

         Investment income was $12.3 million in the first nine months of 2003 higher by $7.7 million, or 169% from $4.6 million reported in the first nine months of 2002 as the rising equity markets resulted in increased earnings from our proprietary investment accounts. Interest expense increased $1.8 million to $10.8 million in the first nine months of 2003 from $9.0 million in the comparable prior year quarter largely as a result of the Company's issuance of $100 million of ten-year 5.5% non-callable senior notes in May 2003.

         The estimated effective tax rate for the first nine months of 2003 was 37.4% and 37.6% the first nine months of 2002. Minority interest was higher by $0.3 million over the prior first nine months of the year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets are primarily liquid, consisting mainly of cash, short term investments, securities held for investment purposes and investments in partnerships and affiliates in which the Company is a general partner, limited partner or investment manager. Investments in partnerships and affiliates are generally illiquid, however, the underlying investments in such entities are generally liquid and the valuations of the investment partnerships and affiliates reflect this underlying liquidity.

Summary cash flow data is as follows:                    NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
                                                        2003            2002
                                                     ----------      ----------
Cash flows provided by (used in):                          (in thousands)

   Operating activities                              $   26,935      $  (35,898)
   Investing activities                                 (15,516)         13,185
   Financing activities                                 103,000          33,617
                                                     ----------      ----------
   Increase                                             114,419          10,904
   Cash and cash equivalents at beginning of period     311,430         305,447
                                                     ----------      ----------
   Cash and cash equivalents at end of period        $  425,849      $  316,351
                                                     ==========      ==========

         Cash requirements and liquidity needs have historically been met through cash generated by operating activities and through the Company's borrowing capacity. The Company has received investment grade ratings from both Moody's Investors Services and Standard & Poor's Rating Services. These investment grade ratings expand our ability to attract both public and private capital. At September 30, 2003, the Company had total cash and cash equivalents of $425.8 million, an increase of $109.5 million from September 30, 2002 primarily the result of the Company's issuance of $100 million of ten year non-callable senior notes in May 2003. The Company has established a collateral account, consisting of cash and cash equivalents totaling $102.5 million, to secure a letter of credit issued in favor of the holder of the $100 million convertible note. The letter of credit was extended and expires on August 14, 2004, which coincides with the date of a put option the note holder may exercise. Cash and cash equivalents held in the collateral account are restricted from other uses until the date of expiration. Total debt at September 30, 2003 was $284.2 million, consisting of a $100 million convertible note, $100 million of ten-year 5.5% non-callable senior notes due May 15, 2013 and $84.2 million in mandatory convertible securities. The mandatory convertible securities consist of two components, a forward exchange contract to purchase shares of Class A common stock in February 2005 and an equivalent amount of senior notes due in February 2007. At the time of the mandatory exercise of the forward contract and purchase of common stock in February 2005 the Company will receive additional proceeds equal to the amount required to repay the senior notes in 2007. The interest rate on the senior notes will be reset in November 2004 and will be based upon the rates for treasury bills maturing on or about February 2007.

         Cash provided by operating activities was $26.9 million in the first nine months of 2003 principally resulting from $33.2 million in net income and $8.8 million increase in compensation payable partially offset by a $11.4 million reduction in payable to brokers and $4.4 million reduction in securities sold, not yet purchased. Cash used by operating activities was $35.9 million in the first nine months of 2002 principally resulting from an increase in investments in securities of $97.4 million offset by $40.8 million in net income.

         Cash used by investing activities, related to investments in and distributions from partnerships and affiliates, was $15.5 million in the first nine months of 2003. Cash provided by investing activities, related to investments in and distributions from partnerships and affiliates, was $13.2 million in the first nine months of 2002.

         Cash provided by financing activities in the first nine months of 2003 was $103.0 million. The increase in cash primarily results from the $100 million issuance of ten-year, 5.5% non-callable and non-convertible senior notes and $3.6 million received from the exercise of non-qualified stock options that further generated cash tax savings of $1.1 million. Other significant financing activities which used cash included $0.6 million to repurchase shares of our Class A Common Stock and mandatory convertible securities under the Company's respective Stock Repurchase Programs.

         Cash provided by financing activities in the first nine months of 2002 was $33.6 million. The increase in cash primarily results from the issuance of $87.7 million, net of expenses, of mandatory convertible debt securities less the repayment of a $50 million note payable. Other significant financing activities which provided cash includes the $9.2 million received from the exercise of non-qualified stock options which further generated cash tax savings of $4.1 million. Other significant financing activities which used cash included $7.9 million to repurchase shares of our Class A Common Stock and $5.1 million to repurchase shares of the mandatory convertible securities under the Company's respective Stock Repurchase Programs.

         The Company would like to establish a history of paying dividends. Accordingly, management is planning to recommend a nominal initial dividend to its Board of Directors for consideration at its next meeting. If approved, the Company may pay its first dividend in 2003. The holders of the Company's Class B stock have, under certain conditions, waived their right to receive any cash dividend that may be payable in 2003.

         Based upon the Company's current level of operations and its anticipated growth, the Company expects that its current cash balances plus cash flows from operating activities and its borrowing capacity will be sufficient to finance its working capital needs for the foreseeable future. The Company has no material commitments for capital expenditures.

         Gabelli & Company, Inc., a subsidiary of the Company, is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. At September 30, 2003, Gabelli & Company had net capital, as defined, of approximately $14.6 million, exceeding the regulatory requirement by approximately $14.4 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

MARKET RISK

         The Company is subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. The Company's exposure to market risk is directly related to its role as financial intermediary, advisor and general partner for assets under management in its mutual funds, institutional and separate accounts business, alternative investment products and its proprietary investment activities. At September 30, 2003, the Company's primary market risk exposure was to changes in equity prices and interest rates.

         With respect to the Company's proprietary investment activities included in investments in securities of $182.9 million at September 30, 2003 were investments in Treasury Bills and Notes of $103.6 million, in mutual funds, largely invested in equity products, of $56.2 million, a selection of common and preferred stocks totaling $19.9 million and other investments of approximately $3.2 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, the Company may alter its investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. Of the approximately $19.9 million invested in common and preferred stocks at September 30, 2003, $8.7 million is related to our investment in Westwood and $3.6 million is invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Investments in partnerships and affiliates totaled $60.1 million at September 30, 2003 and consisted principally of alternative investment products which invest in risk arbitrage opportunities. These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

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

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), which provides accounting and disclosure requirements for certain guarantees. The Company indemnifies its clearing broker for losses it may sustain from the customer accounts introduced by the Company's broker dealer subsidiaries. In accordance with New York Stock Exchange rules, customer balances are typically collateralized by customer securities or supported by other recourse provisions. In addition, the Company further limits margin balances to a maximum of 25% versus 50% permitted under exchange regulations. At September 30, 2003 the total amount of customer balances subject to indemnification (i.e. margin debits) was immaterial.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (the "Interpretation"), which provides new criteria for determining whether or not consolidation accounting is required for off-balance sheet activities conducted through certain types of entities. This interpretation focuses on financial interests in entities (i.e., variable interests) that indicate control despite the absence of clear control through voting interest. It concludes that a company's exposure (variable interest) to the economic risks and rewards from the entity's assets and activities are the best evidence of control. The interpretation requires that these variable interest entities (VIEs) be subject to consolidation if the company holding the variable interest is subject to a majority of the expected losses or will receive a majority of the expected residual returns of the VIE (the "primary beneficiary"). As the primary beneficiary it would be required to include the variable interest entity's assets, liabilities and results of operations in its own financial statements.

         During October 2003, the FASB issued a Staff Position deferring the effective date for applying the provisions of Interpretation No. 46 until the fourth quarter of 2003 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The Interpretation remains effective for variable interests held by public companies in entities created after January 31, 2003. The Company has elected to defer the implementation of the Interpretation in accordance with this guidance.

         While the Company is generally not subject to a majority of the risks of the VIEs, the Company was determined, for certain entities, to receive a majority of the expected residual returns based on the methodology for determining the primary beneficiary primarily due to the necessary inclusion of the management and performance fees in these calculations. Therefore, when implemented, the Interpretation will require consolidation of certain of the investment in partnerships and affiliates' assets and liabilities and results of operations with minority interest recorded for the ownership share applicable to other investors. The difference between consolidation and the equity method will impact detailed line items reported within the consolidated financial statements but not overall consolidated net income or stockholders' equity. Where consolidation is not required additional disclosures may be required. We anticipate consolidating investments in partnerships and affiliates in the 10-K for the quarter ended December 31, 2003. Financial information pertaining to the investments in partnerships and affiliates which would have been classified as VIEs and consolidated if the Interpretation was adopted as of September 30, 2003 is as follows:

                                              SEPTEMBER 30, 2003
                                     AS REPORTED   ADJUSTMENT    PRO FORMA
                                      ----------   ----------   ----------
Total assets ....................     $  715,684   $  413,604   $1,129,288
Total liabilities ...............        347,099      101,134      448,233
Minority interest payable .......          7,967      312,470      320,437

                                              NINE MONTHS ENDED
                                              SEPTEMBER 30, 2003
                                     AS REPORTED   ADJUSTMENT    PRO FORMA
                                      ----------   ----------   ----------
Revenue .........................        145,832       (1,461)     144,371
Total other income, net .........          1,487        7,740        9,227
Total expenses ..................         93,684        1,015       94,699
Minority interest expense .......            405        5,263        5,668


         The Company's investments in these VIEs represented approximately 11.6% of the combined equity of these VIEs at September 30, 2003.

         The Company serves as General Partner or co-General Partner for a number of partnerships classified as VIEs. As General Partner or co-General Partner, the Company is contingently liable for all of the partnerships' liabilities. The Company's exposure to the activities of VIEs which are not partnerships is limited to its investment in each respective VIE.

ITEM 4.  CONTROLS AND PROCEDURES

         Management, including the Chief Executive Officer and the Chief Accounting Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Accounting Officer completed their evaluation.


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

PART II: OTHER INFORMATION


         ITEM 6.    (a)  Exhibits

                         31.1 Certification by Chief Executive Officer Pursuant to Rule 13a-14 (a) and 15d-14 (a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                         31.2 Certification by Chief Accounting Officer Pursuant to Rule 13a-14 (a) and 15d-14 (a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                         32.1   Certification of CEO pursuant to 18 U.S.C.
                                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                         32.2 Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                    (b)  Reports on Form 8-K.

                         The Company filed the following Current Reports on Form 8-K during the three months ended September 30, 2003.

                         1. Current Report on Form 8-K dated July 8,2003 containing the press release disclosing the Company's final results of its modified Dutch Auction self-tender offer announced June 5, 2003.

                         2. Current Report on Form 8-K dated August 7,2003 containing the press release disclosing the Company's operating results for the second quarter ended June 30, 2003.

                         3. Current Report on Form 8-K dated September 13, 2003 containing the press release disclosing the Company's announcement that it will consolidate certain variable interest entities beginning with its September 30, 2003 quarterly report using the guidance provided by FASB Interpretation No. 46, "Consolidation of Variable Interest Entities".









SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GABELLI ASSET MANAGEMENT INC.
                                               -----------------------------
                                                       (Registrant)


NOVEMBER 14, 2003                              /s/ Michael R. Anastasio
------------------                             -----------------------------
Date                                           Michael R. Anastasio
                                               Chief Accounting Officer