Form 10-K
period 2003-12-31
GABELLI ASSET MANAGEMENT INC
filed 2004-03-15
CIK 1060349

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2003

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

                                               Name of each exchange on which
Title of each class                            registered:
Class A Common Stock, $.001 Par Value          New York Stock Exchange
Mandatory convertible securities               New York Stock Exchange
--------------------------------               -----------------------

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [_].

As of March 1, 2004, 6,950,303 shares of class A common stock and 23,128,500 shares of class B common stock were outstanding. All of the shares of class B common stock were held by Gabelli Group Capital Partners, Inc. and two of its subsidiaries. The aggregate market value of the common stock held by non-affiliates of the registrant as of March 1, 2004 was $294,029,789.

DOCUMENTS INCORPORATED BY REFERENCE: The definitive proxy statement for the 2004 Annual Meeting of Shareholders to be held May 11, 2004.
================================================================================

                                     PART I

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

ITEM 1:    BUSINESS

Unless we have indicated otherwise, or the context otherwise requires, references in this report to "Gabelli Asset Management Inc.," "Gabelli," "we," "us" and "our" or similar terms are to Gabelli Asset Management Inc., its predecessors and its subsidiaries.

OVERVIEW

Gabelli Asset Management Inc. (NYSE: GBL) is a widely recognized provider of investment advisory and brokerage services to mutual funds, institutional and high net worth investors, principally in the United States. We generally manage assets on a discretionary basis and invest in a variety of U.S. and international securities through various investment styles. Our revenues are based primarily on the firm's levels of assets under management and fees associated with our various investment products, rather than our own corporate assets.

We have focused on a simple mission since our founding in 1977: to earn a superior risk-adjusted return for our clients over the long-term by providing value-added products through fundamental research. Today, in addition to our Gabelli value products, we offer our clients a broad array of investment strategies that include value, growth, convertible, non-market correlated, and fixed income strategies. By earning returns for our clients, we will be earning returns for all our stakeholders.

As of December 31, 2003, we had a record $27.6 billion of assets under management, 92% of which were invested in equity securities. We conduct our investment advisory business principally through three subsidiaries: GAMCO Investors, Inc. (Separate Accounts), Gabelli Funds, LLC (Mutual Funds) and Gabelli Securities, Inc. (Alternative Investments). We also act as underwriter and distributor of our open-end mutual funds and provide institutional research through Gabelli & Company, Inc., our broker-dealer subsidiary.

Our assets under management are organized into three operating groups:

     o SEPARATE ACCOUNTS: we currently provide advisory services to a broad range of investors, including high net worth individuals, corporate pension and profit sharing plans, foundations, endowments, jointly trusteed plans and municipalities, and also serve as sub-adviser to certain other third-party investment funds. Each separate account portfolio is managed to meet the specific needs and objectives of the particular client by utilizing investment strategies and techniques within our areas of expertise. At December 31, 2003 we had $13.5 billion of separate account assets under management.

     o MUTUAL FUNDS: we currently provide advisory services to (i) twenty-six funds within the Gabelli family of funds; (ii) three money market funds that comprise the Treasurer's Fund; and (iii) six mutual funds within the Gabelli Westwood family of funds. The mutual funds have a long-term record of achieving high returns, relative to similar investment products and had $13.3 billion of total assets under management at December 31, 2003.

     o ALTERNATIVE INVESTMENTS: we also provide alternative investment products consisting primarily of merger arbitrage, global and regional long/short equity, and sector focused funds. We managed a total of $692 million in alternative investment strategy assets at December 31, 2003.

Gabelli Asset Management Inc. is a holding company formed in connection with our initial public offering ("Offering") in February 1999. Gabelli Group Capital Partners, Inc., which is majority owned by Mr. Mario J. Gabelli ("Mr. Gabelli") with the balance owned by our professional staff and other individuals, owns all of the outstanding shares of class B common stock of Gabelli Asset Management Inc., which represents approximately 97% of the combined voting power of the outstanding common stock and 77% of the equity interest. Accordingly, Mr. Gabelli could be deemed to control Gabelli Asset Management Inc.

Our principal executive offices are located at One Corporate Center, Rye, New York 10580. Our telephone number is (914) 921-3700. On our website, www.gabelli.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our website are available free of charge.

2003 HIGHLIGHTS

We ended 2003 with a record $27.6 billion of assets under management, an increase of 29.7% from the $21.2 billion on December 31, 2002. Assets of each of our three investment advisory business segments, GAMCO Investors, Inc., Gabelli Funds, LLC, and Gabelli Securities, Inc. were at record levels, bolstered by strong performance in the broader market.

During 2003, the introduction and signing into law of The Jobs and Growth Tax Reconciliation Act of 2003 (the "2003 Tax Act") by President George W. Bush offered investors the potential opportunity to earn tax-advantaged returns on their equity investments. Under the provisions of the 2003 Tax Act, qualifying dividend income received by individual taxpayers will now be taxed at a maximum Federal rate of 15%. In response to this tax change, we introduced The Gabelli Dividend & Income Trust (NYSE: GDV) and generated $1.46 billion of gross proceeds through the initial public offering of this new closed-end fund that invests primarily in dividend-paying equity securities. We believe the 15% tax rate for dividends and long-term capital gains provided by the 2003 Tax Act will likely be a key driver of growth for our business. These two provisions sunset in 2008 unless repealed or extended by Congress.

Assets under management in our separate account business at December 31, 2003 eclipsed the prior year end values by over $3.0 billion. The major factor contributing to this accelerating asset growth was solid performance from our equity portfolios. In 2003, our Alternative Investments business continued to expand its sub-advisory relationships through the addition of a number of significant new accounts.

Our class A common stock, which is traded on the New York Stock Exchange under the symbol "GBL" ended the year at a market price of $39.80. Since its initial public offering in February 1999, GBL for its shareholders has produced a total return of 128% through December 31, 2003 versus a negative total return of (4.5%) for the S&P 500 Index during the same period.

In May 2003 we sold $100 million of ten-year 5.5% senior notes. The notes carry investment grade ratings of BBB from Standard & Poor's and Baa2 from Moody's. The notes were issued under a $400 million shelf registration statement filed in December 2001. There remains $120 million available under the shelf registration statement.

BUSINESS STRATEGY

Our business strategy targets global growth of the Gabelli franchise through continued leveraging of our proven asset management strengths including our brand name, long-term performance record, diverse product offerings and experienced investment, research and client service professionals. In order to achieve growth in assets under management and profitability, we are pursuing a strategy which includes the following key elements:

o BROADENING AND STRENGTHENING THE GABELLI BRAND. We believe that the Gabelli brand name is one of the more visible and widely recognized brands in the U.S. investment management industry. We intend to strengthen and further extend our brand identity by increasing our marketing to provide a uniform global image.

o ESTABLISHING RELATIONSHIP CENTERS. In addition to our corporate office in Rye NY, we have seven offices which conduct portfolio management, research and marketing activities in the United States and abroad in the following cities: Greenwich CT, Chicago IL, Minneapolis MN, Palm Beach FL, Reno NV, Atlanta GA and London UK. Our offices in Chicago and Minneapolis were established as the result of acquisitions of on-going investment advisory operations. The London office was opened in January 2000 to provide a geographic presence overseas and to coordinate investment research and marketing activities for our investment product offerings in the European markets.

o INTRODUCING NEW PRODUCTS AND SERVICES. We believe we have the capacity for development of new products and services around the Gabelli brand to complement our existing product offerings. New products since our initial public offering include:

        - Four open-end mutual funds: Gabelli Blue Chip Value Fund (1999), Gabelli Utilities Fund (1999), Gabelli Woodland Small Cap Value Fund (2003), and Ned Davis Research Asset Allocation Fund (2003).

        - Two closed-end funds: The Gabelli Utility Trust and The Gabelli Dividend & Income Trust.

        - Six private limited partnerships: Gemini Global Partners, L.P., Gabelli European Partners, L.P., Gabelli Japanese Value Partners, L.P., Gabelli Associates Fund II, L.P., GAMCO Performance Partners, L.P., and GAMA Select Energy Plus, L.P.

        - Five offshore funds: Gemini Global Partners, Ltd., Gabelli European Partners, Ltd., Gabelli Japanese Value Partners, Ltd., GAMCO Performance Partners, Ltd., and GAMCO Arbitrage Partners, Ltd.

o PROMOTING THE GABELLI "PRIVATE MARKET VALUE WITH A CATALYST" INVESTMENT APPROACH. While we have expanded our investment product offerings, our "value investing" approach is still the core of our business. This method is based on the value investing principles articulated by Graham & Dodd in 1934, and further adapted by Mario J. Gabelli with his development of private market value analysis. The development of private market value ("PMV") analysis combined with the concept of a catalyst has evolved into our value investing approach, commonly referred to as "PMV with a Catalyst" investing. Our approach encompasses the broad spectrum of event-driven investing including arbitrage and special situations, implemented on a global basis.

     PMV with a Catalyst investing is a disciplined, research driven approach based on the extensive use of security analysis. In this process, we carefully select stocks whose intrinsic value, based on our estimate of current asset value and future growth and earnings power, is significantly different from the value as reflected in the public market. We then calculate the firm's PMV, which is defined as the price an informed industrial buyer would be likely to pay to acquire the business.

     To limit the time horizon in which the PMV is likely to be realized, we look for situations in which catalysts, "hard" and/or "soft", are working to help eliminate the premium or realize the discount between the public market price and the estimated PMV. Hard catalysts are company specific and include but are not limited to: realization of hidden assets, recognition of underperforming subsidiaries, share buybacks, spin-offs, mergers and acquisitions, balance sheet changes, new products, accounting changes, new management and cross-shareholder unwinding. Soft catalysts are industry related or macroeconomic and include but are not limited to: industry consolidation, deregulation, accounting, tax, pension and political reforms, technological change and the macroeconomic backdrop. The time horizons for catalysts to trigger change can either be short, medium or long-term.

The table below compares the long-term performance record for our separate accounts composite since 1977, using our flagship value product, the Gabelli "PMV with a Catalyst" investment approach, versus various benchmarks.

                            GAMCO Value 1977 - 2003

                                                        Russell
                                GAMCO(1)     S&P 500     2000*     CPI + 10
                                --------     -------     -----     --------

     Number of Up Years            23           21        19

     Number of Down Years           3            5         7

     Years GAMCO Beat Index                     18        18          17

     Total Return (CAGR)         18.4%        13.4%     13.3%       14.3%

     Total Return               8,269%       2,594%

     Beta                        0.77

                 *Calculation of Russell 2000 commenced 1/1/79

The chart below illustrates how this methodology performed during recent market cycles to capture the upside in bull markets while limiting the downside in the most recent bear market.

                            Performance 1997 to 2003

                         GAMCO Value vs. S&P 500 Index

             -Up Market-       -Down Market-        -Up Market-


           30.6%    27.6%       -4.4%   -14.6%      33.9%    28.7%
          Gabelli  S&P 500     Gabelli  S&P 500    Gabelli  S&P 500

            1997 - 1999          2000 - 2002            2003
               CAGR                 CAGR

--------------------------------------------------------------------------------
FOOTNOTES
Table
-----
(1) The GAMCO composite represents fully discretionary, tax-exempt accounts managed for at least one full quarter and meeting minimum account size requirements. The minimum size requirement for inclusion in 1985 was $500,000; 1986, $1 million; and 1987 $5 million. The performance calculations include accounts under management during the respective periods. As of 12/31/03 the GAMCO composite included 49 accounts with aggregate market value of $3.6 billion. A complete list of composites is available upon request. No two portfolios are identical. Accounts not within this size and type may have experienced different results.

     o GAMCO's performance results are computed on a total-return basis, which includes all dividends, interest and accrued interest, and realized and unrealized gains and losses. The summary of past performance is not intended as a prediction of future results. Returns are presented in U.S. dollars. The inception date of the GAMCO composite is 10/1/77.

     o GAMCO's Compound Annualized Growth Rate is computed after actual transaction costs, investment advisory fees and other expenses.

     o GAMCO's Total Return represents the total net return of the composite from 10/1/77 through 12/31/03.

     o Beta is the measure of the GAMCO composite's risk in relation to the S&P 500 Index.

     o The S&P 500 is an unmanaged index of 500 U.S. stocks and performance represents total return of index including reinvestment of dividends. The Russell 2000 is an unmanaged index of 2000 small capitalization stocks and performance represents total return of index including reinvestment of dividends. The performance figures for the Russell 2000 are based on an inception date of 1/1/79. The CPI is a widely used measure of inflation and the CPI+10 measure is used to show the results that would have been achieved by obtaining a rate of return that exceeded the CPI by a constant 10% as a basis of comparison versus the results of the GAMCO composite.

Chart
-----

     o Up and down markets determined by the performance of the S&P 500 Index during the respective periods.

o EXPANDING MUTUAL FUND DISTRIBUTION. We continue to expand our distribution network primarily through national and regional brokerage firms and have developed additional classes of shares for most of our mutual funds for sale through these firms and other third-party distribution channels on a commission basis. We intend to increase our wholesaling efforts to market the multi-class shares, which have been designed to meet the needs of investors who seek advice through financial consultants. During 2003, we entered into an alliance with a third party wholesaling organization to assist in the offering of The Gabelli Dividend & Income Trust, a closed-end fund which generated gross proceeds of $1.46 billion in November 2003. We will continue to seek and capitalize on similar opportunities.

o INCREASING PRESENCE IN HIGH NET WORTH MARKET. Our high net worth business focuses, in general, on serving clients who have established an account relationship of $1 million or more with us. According to industry estimates, the number of households with over $1 million in investable assets will continue to grow in the future, subject to ups and downs in the equity and fixed income markets. With our 27-year history of serving this segment, long-term performance record, customized portfolio approach, dominant, tax-sensitive, buy-hold investment strategy, brand name recognition and broad array of product offerings we believe that we are well positioned to capitalize on the growth opportunities in this market.

o INCREASING MARKETING FOR INSTITUTIONAL SEPARATE ACCOUNTS. The institutional Separate Accounts business has been principally developed through direct marketing channels. Historically, pension and financial consultants have not been a major source of new institutional Separate Accounts business for us. We intend to add marketing personnel to target pension and financial consultants and increase our efforts to add new accounts through our traditional marketing channels.

o ATTRACTING AND RETAINING EXPERIENCED PROFESSIONALS. We have increased the scope of our investment management capabilities by adding portfolio managers and other investment personnel in order to expand our broad array of products. The ability to attract and retain highly experienced investment and other professionals with a long-term commitment to us and our clients has been, and will continue to be, a significant factor in our long-term growth. For example, we acquired the Mathers Fund in 1999, managed by Henry Van der Eb, CFA (Chicago) and the Comstock Partners Funds in 2000, managed by Charlie Minter and Martin Weiner. In addition, Elizabeth Lilly, CFA (Minneapolis) joined us upon the acquisition of Woodland Partners, LLC in November 2002.

     The addition of investment, research and sales professionals has strengthened our investment management and asset gathering capabilities and positioned the firm for renewed growth as the markets recovered in 2003. We plan to add more business professionals to assist in the execution of our business strategy.

o SPONSORSHIP OF INDUSTRY CONFERENCES. Gabelli & Company, Inc., our institutional research boutique, sponsors industry conferences and management events throughout the year. At these conferences and events, senior management from leading industry companies share their thoughts on the industry, competition, regulatory issues and the challenges and opportunities in their businesses with portfolio managers and securities analysts. We currently host five annual conferences which include the Automotive Aftermarket Symposium (27 years), Pump Valve & Motor Symposium (14 years), Aircraft Supplier Conference (9 years) as well as the Dental Conference and the Small Cap Orthopedic Conference for which we held our first annual conferences within the past year.

o HOSTING OF INVESTOR SYMPOSIUMS. We have a Gabelli tradition of sponsoring symposiums that bring together prominent portfolio managers, members of academia and other leading business professionals to present, discuss and debate current issues and topics in the investment industry.

     During April of 2003, we held our fourth in a series of timely discussions on topics that impact investor strategy:

        -    In 1997, we sponsored a debate on "Active vs. Passive Stock
             Selection".

        - 1998, we hosted a meeting on "The Role of Hedge Funds as a Way of Generating Absolute Returns".

        -    2001, we hosted a symposium extolling the "Virtues of Value
             Investing".

        - 2003, Dividends "Taxable versus Non-Taxable Issues" provided a timely forum for the open discussion of the impact that the dividend policy would have on stocks, markets and the economy.

     Dividends were a timely consideration this year as an important component of total return in a single digit or low double digit return environment as well as their role as part of the tax cut proposals that were later enacted. The initial public offering of The Gabelli Dividend & Income Trust in November 2003 underscores this point.

     We hold annual conferences for our alternative investment clients and prospects in New York and London at which our portfolio management team discusses the investment environment, our alternative investment strategies and portfolios, and event-driven investment opportunities.

     During 2003, we held our second annual Global Convertible Investing seminar at which leading figures in convertible investing presented information on convertible arbitrage, arbitrage opportunities in the U.S. and Europe, and the use of credit default swaps.

o CAPITALIZING ON ACQUISITIONS AND STRATEGIC ALLIANCES. We intend to selectively and opportunistically pursue acquisitions and alliances that will broaden our product offerings and add new sources of distribution. In November 2002 we completed our alliance with Woodland Partners LLC, a Minneapolis based investment adviser of institutional, high-net-worth and sub-advisory accounts. In March 2003 we launched the Ned Davis Research Asset Allocation Fund, a quantitative style product. On October 1, 1999 we completed our alliance with Mathers and Company, Inc. and now act as investment advisor to the Mathers Fund (renamed Gabelli Mathers Fund) and in May 2000 we added Comstock Partners Funds, Inc., (renamed Comstock Funds, Inc.). The Mathers, Comstock and Ned Davis Research funds are part of our Non-Market Correlated mutual fund product line, which also includes our Gabelli ABC Fund and Gabelli Gold Fund. We believe that we are well positioned to pursue acquisitions and alliances because of our flexibility in structuring appropriate arrangements to meet the specific needs of all parties.

o EXPANDING SUB-ADVISORY RELATIONSHIPS. Beginning with Global Asset Management in 1987, globally renowned institutions have approached us seeking Gabelli's research-driven investment management expertise and we have actively pursued the strategic partnering of our investment products with these prominent distribution firms. The resulting relationships include American Express, American Skandia, Enterprise Funds, MainStay and UBS funds. During 2003, we further extended our long-term relationship with Global Asset Management (a subsidiary of Zurich-based UBS AG) with products for both U.S. and non-U.S. investors seeking exposure to our distinctive event-driven value style in a U. S. long/ short portfolio context. We believe sub-advisory relationships provide a significant growth opportunity for our business.

We believe that our growth to date is attributable to the following factors:

o STOCK MARKET GAINS: The S&P 500's compound annual total return is 13.4% since Gabelli began managing institutional separate accounts in 1977. Since our initial public offering in February 1999 through December 2003 the S&P 500's compound annual total return has been a negative (0.9%). Our traditional value-oriented separate account performance for these periods is 18.4% and 7.6%, respectively.

o LONG-TERM PERFORMANCE: We have a long-term record of achieving relatively high returns for our Mutual Fund and Separate Account clients when compared to similar investment products. We believe that our performance record is a competitive advantage and a recognized component of our franchise.

o WIDELY RECOGNIZED "GABELLI" BRAND NAME: For much of our history, our portfolio managers and investment products have been featured in a variety of financial print media, including both U.S. and International publications such as THE WALL STREET JOURNAL, FINANCIAL TIMES, MONEY MAGAZINE, BARRON'S, FORTUNE, BUSINESS WEEK, NIKKEI FINANCIAL NEWS, FORBES MAGAZINE and INVESTOR'S BUSINESS DAILY. We also underwrite publications written by our investment professionals, including "DEALS...DEALS...AND MORE DEALS" which examines the practice of merger arbitrage and "GLOBAL CONVERTIBLE INVESTING: THE GABELLI WAY", a comprehensive guide to effective investing in convertible securities.

o DIVERSIFIED PRODUCT OFFERINGS: Since the inception of our investment management activities, we have sought to expand the breadth of our product offerings. We currently offer a wide spectrum of investment products and strategies, including product offerings in U.S. equities, U.S. fixed income, global and international equities, convertible securities, U.S. balanced and alternative investment products.

o STRONG INDUSTRY FUNDAMENTALS: According to data compiled by the U.S. Federal Reserve, the investment management industry has grown faster than more traditional segments of the financial services industry, including the banking and insurance industries. Since Gabelli was founded in 1977, world equity markets have grown at an 11.9% compounded annual growth rate through December 31, 2003, including the net addition of new stocks in many countries, to $30.1 trillion (est.). The U.S. equity market comprises about $14.5 trillion or 48% of world equity markets. We believe that demographic trends and the growing role of money managers in the placement of capital compared to the traditional role played by banks and life insurance companies will result in continued growth of the investment management industry.

Gabelli's financial strength is underscored by having received investment grade ratings from two well respected ratings agencies, Moody's Investors Services and Standard and Poor's Ratings Services. We believe that maintaining investment grade ratings will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs.

BUSINESS DESCRIPTION

Gabelli was originally founded in 1976 as an institutional broker-dealer and entered the separate accounts business in 1977, alternative investments in 1985 and the mutual fund business in 1986. Our initial product offering centered on Gabelli's tax sensitive, buy-hold, value-oriented investment philosophy. Starting in the mid-1980s, we began building on our core value-oriented equity investment products by adding new investment strategies designed for a broad array of clients seeking to invest in growth-oriented equities, convertible securities and fixed income products. Since then, we have continued to build our franchise by expanding our investment management capabilities through the addition of industry specific, international, global, and non-market correlated product offerings. Throughout our 27-year history, we have marketed most of our products under the "Gabelli" and "GAMCO" brand names.

Our assets under management are organized principally in three groups: Separate Accounts, Mutual Funds and Alternative Investments.

SEPARATE ACCOUNTS - INSTITUTIONAL AND HIGH NET WORTH: Since 1977, we have provided investment management services through our subsidiary GAMCO Investors, Inc. ("GAMCO") to a broad spectrum of institutional and high net worth investors. At December 31, 2003, we had $13.5 billion of assets in approximately 1,760 separate accounts, representing approximately 49% of our total assets under management. We currently provide advisory services to a broad range of investors, the majority of which (in total number of accounts) are high-net worth client accounts - defined as individuals and their retirement assets generally having minimum account balances of $1 million. As of December 31, 2003, high net worth accounts comprised approximately 84% of the total number of Separate Accounts and approximately 23% of the assets.

These clients are typically long-term relationships, aided in part by the buy-hold and tax efficient nature of the underlying investment process in these traditional products. Foundation and endowment fund assets represented an additional 4% of the number of Separate Accounts and approximately 5% of the assets. The sub-advisory portion of the Separate Accounts (where GAMCO acts as sub-adviser to certain other third-party investment funds) held approximately $3.9 billion or 29% of total Separate Account assets with 1% of the number of accounts. Institutional client accounts, which include corporate pension and profit sharing plans, jointly-trusteed plans and public funds, comprised the balance. The ten largest Separate Accounts comprised approximately 20% of our total separate account assets under management and approximately 12% of our total separate account revenues as of and for the period ended December 31, 2003.

In general, our separate accounts are managed to meet the specific needs and objectives of each client by utilizing investment strategies - traditional "value", "large cap growth", "large cap value", "global", "international growth" and convertible bonds - and techniques that are within our areas of expertise. We distinguish between taxable and tax-free assets and manage client portfolios for the greatest tax benefit within given investment strategies.

At December 31, 2003, over 95% of our assets in Separate Accounts (excluding sub-advisory assets) were obtained through direct sales relationships. Sales efforts are conducted on a regional and product specialist basis. A team of professionals (who generally remain assigned to a specific client from the onset of the relationship) focus on client service. Members of the sales and marketing staff for the Separate Accounts business have an average of more than 10 years of experience with us and focus on developing and maintaining direct, long-term relationships with their Separate Account clients. This enables the service team to understand and focus on the individual client's needs. We believe that an important element of future growth in the Separate Accounts is dependent on client relationships and retention. As we have for the past eighteen years, the firm will host its Annual Client conference in May. This two-day event will kick off with a gathering at the American Museum of Natural History followed by presentations by our portfolio managers and analysts the following day. Along with these client seminars, we continue to establish and staff relationship offices around the country.

Sub-advisory relationships are a growing source of assets under management and require above average operational, trading and marketing support. We act as a sub-adviser on certain funds for several large and well known fund managers including American Express, American Skandia, Enterprise Funds, MainStay and UBS funds. These relationships contributed substantially to the firm's cash flows in recent years. Similar to corporate clients, sub-advisory clients are subject to business combinations which may result in the curtailment of product distribution or the termination of the relationship.

Investment advisory agreements for our Separate Accounts are typically subject to termination by the client without penalty on 30 days' notice or less.

MUTUAL FUNDS: We currently provide advisory services to (a) the Gabelli family of funds, which consists of twenty-one open-end mutual funds and five closed-end funds of which one open-end fund is managed by an unaffiliated sub-adviser; (b) The Treasurer's Fund, consisting of three open-end money market funds (the "Treasurer's Funds"); and (c) the Gabelli Westwood family of funds, consisting of six open-end mutual funds, five of which are managed on a day-to-day basis by Westwood Management (collectively, the "Mutual Funds"). At December 31, 2003, we had $13.3 billion of assets under management in open-end mutual funds and closed-end funds, representing approximately 48% of our total assets under management. The Mutual Funds have a long-term record of achieving high returns, relative to similar investment products. At December 31, 2003, 95% of the assets under management in the open-end Mutual Funds having an overall rating from Morningstar, Inc. ("Morningstar") were in open-end Mutual Funds ranked "three stars" or better, with approximately 38% of such assets in open-end Mutual Funds ranked "five stars" and or "four stars" on an overall basis (I.E., derived from a weighted average of the performance figures associated with its three-, five-, and ten-year Morningstar Rating metrics). There can be no assurance, however, that these funds will be able to maintain such ratings or that past performance will be indicative of future results. At December 31, 2003, approximately 38% of our assets under management in open-end, no-load equity Mutual Funds had been obtained through direct sales relationships. We also sell our open-end Mutual Funds through Third-Party Distribution Programs, particularly No-Transaction Fee ("NTF") Programs, and have developed additional classes of shares for many of our mutual funds for sale through additional third-party distribution channels on a commission basis. At December 31, 2003, Third Party Distribution Programs accounted for approximately 62% of all assets in open-end funds. Five closed end funds represent 26% of the total assets in the mutual funds business, including the newly organized The Gabelli Dividend & Income Trust, which generated gross proceeds of $1.46 billion in November 2003 and subsequent to year-end generated an additional $194 million in gross proceeds through the exercise of the underwriters' overallotment option.

A detailed description of our Mutual Funds is provided within this Item 1 beginning on page 11.

ALTERNATIVE INVESTMENTS: We provide alternative investment products through our rapidly growing (32% CAGR since 1999) majority-owned subsidiary, Gabelli Securities, Inc. ("GSI"). The alternative investment products consist primarily of partnerships, offshore funds, separate accounts and sub-advisory relationships within the following strategies: merger arbitrage, event-driven long/short equity funds, sector focused funds and merchant banking. We had $692 million of alternative investment assets under management, or approximately 3% of total assets under management, at December 31, 2003.

We introduced our first targeted portfolio, a merger arbitrage fund in 1985. A second fund was added in 1986 focusing on U.S. special situations, followed by two offshore funds in 1989. Building on our strengths in global event-driven value investing, several new hedge funds have been added to balance investors' geographic, strategy and sector needs. Today we offer a broad range of absolute return products. Within our merger arbitrage strategy, we manage approximately $393 million of assets for investors who seek positive returns not correlated to fluctuations of the general market. These funds seek to drive returns by investing in announced merger and acquisition transactions that are primarily dependent on the deal closure and less on the overall market environment. In event-driven long/short strategies, we manage $268 million of assets focused on the U.S., Japanese, and global markets. Recently we introduced the GAMA Select portfolios, a series of sector-focused absolute return funds designed to offer investors a mechanism to diversify their portfolios by global economic sector rather than by geographic region. We currently offer two GAMA Select portfolios: the Gabelli International Gold Fund Ltd. and GAMA Select Energy Plus, L.P. Merchant banking activities are carried out through ALCE Partners, L.P. and Gabelli Multimedia Partners, L.P., both of which are closed to new investors.

Our alternative investment products have been marketed primarily by our direct sales force to high-net-worth individuals and institutions. During 2003, sub-advisory relationships have become an increasingly important aspect of our alternative investment business and now account for approximately 40% of our alternative investment assets under management. We intend to expand product offerings, both domestic and international, and the geographic composition of our customer base in alternative investment products. It is our expectation that the assets invested in these products will provide a growing source of revenues in the future.

ASSETS UNDER MANAGEMENT

The following table sets forth total assets under management by product type as of the dates shown and their compound annual growth rates ("CAGR").

                             Assets Under Management
                                 By Product Type
                              (Dollars in millions)

                                                                                                            JANUARY 1,
                                                                                                             1999 TO
                                                                                                           DECEMBER 31,
                                                                     AT DECEMBER 31,                           2003
                                                   ----------------------------------------------------
                                                     1999       2000       2001       2002       2003         CAGR(A)
                                                   --------   --------   --------   --------   --------
EQUITY:
  Mutual Funds .................................   $ 10,459   $ 10,680   $ 10,165   $  8,091   $ 11,618        2.7%
  Institutional & HNW Separate Accounts ........      9,370     10,142     11,513      9,990     13,031        8.6
                                                   --------   --------   --------   --------   --------
    Total Equity ...............................     19,829     20,822     21,678     18,081     24,649        5.6
                                                   --------   --------   --------   --------   --------
FIXED INCOME:
  Money Market Mutual Funds ....................      1,175      1,425      1,781      1,963      1,703        9.7
  Bond Mutual Funds ............................          6          8          9         14         11       16.4
  Institutional & HNW Separate Accounts ........        694        859        720        613        504       (7.7)
                                                   --------   --------   --------   --------   --------
    Total Fixed Income .........................      1,875      2,292      2,510      2,590      2,218        4.3
                                                   --------   --------   --------   --------   --------
ALTERNATIVE INVESTMENTS:
  Alternative Investments ......................        230        437        573        578        692       31.7
                                                   --------   --------   --------   --------   --------
    Total Assets Under Management ..............   $ 21,934   $ 23,551   $ 24,761   $ 21,249   $ 27,559        5.9
                                                   ========   ========   ========   ========   ========

BREAKDOWN OF TOTAL ASSETS UNDER MANAGEMENT:
  Mutual Funds .................................   $ 11,640   $ 12,113   $ 11,955   $ 10,068   $ 13,332        3.5
  Institutional & HNW Separate Accounts ........     10,064     11,001     12,233     10,603     13,535        7.7
  Alternative Investments ......................        230        437        573        578        692       31.7
                                                   --------   --------   --------   --------   --------
    Total Assets Under Management ..............   $ 21,934   $ 23,551   $ 24,761   $ 21,249   $ 27,559        5.9
                                                   ========   ========   ========   ========   ========

(a) Compound annual growth rate.

SUMMARY OF INVESTMENT PRODUCTS

We manage assets in the following wide spectrum of investment products and strategies, many of which are focused on fast-growing areas:

      U.S. EQUITIES:                    GLOBAL AND INTERNATIONAL EQUITIES:      ALTERNATIVE PRODUCTS:
      --------------                    ----------------------------------      ---------------------
      All Cap Value                     International Growth                    Merger Arbitrage
      Large Cap Value                   Global Growth                           U.S. Long/Short
      Large Cap Growth                  Global Value                            Global Long/Short
      Mid Cap Value                     Global Telecommunications               European Arbitrage
      Small Cap Value                   Global Multimedia                       Japanese Long/Short
      Small Cap Growth                  Gold                                    "GAMA Select" Sector Funds
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

ADDITIONAL INFORMATION ON MUTUAL FUNDS

The Mutual Funds include 30 open-end mutual funds and 5 closed-end funds which had total assets as of December 31, 2003 of $13.3 billion. The open-end Mutual Funds are available to individuals and institutions on both a no-load and commission basis, while the closed-end funds are listed and traded on the New York Stock Exchange ("NYSE"). At December 31, 2003, the open-end funds had total net assets of $9.8 billion and the closed-end funds had total net assets of $3.5 billion. The assets managed in the closed-end funds represent approximately 26.5% of the assets in the Mutual Funds and 12.8% of the total assets under management at December 31, 2003. Our assets under management consist of a broad range of U.S. and international stock, bond and money market mutual funds that meet the varied needs and objectives of our Mutual Fund shareholders. At December 31, 2003, approximately 38% of our assets under management in open-end Mutual Funds had been obtained through direct sales relationships.

We, through our affiliates, act as adviser to all of the Mutual Funds, except with respect to the Gabelli Capital Asset Fund for which we act as a sub-adviser and Guardian Investment Services Corporation, an unaffiliated company, acts as manager. As sub-adviser, we make day-to-day investment decisions for the Gabelli Capital Asset Fund.

Gabelli Funds, LLC ("Funds Adviser"), a wholly-owned subsidiary of Gabelli Asset Management Inc., acts as the investment adviser for all of the Mutual Funds other than the Gabelli Westwood family of funds and the Treasurer's Fund. Funds Adviser has retained Ned Davis Research, Inc. ("NDR") to act as sub-adviser for the Ned Davis Research Asset Allocation Fund ("NDR Fund"). As sub-adviser, NDR makes day-to-day investment decisions for the NDR Fund utilizing a team investment approach.

Gabelli Advisers, Inc., a subsidiary controlled by Gabelli Asset Management Inc. and our affiliates, acts as investment adviser to the Gabelli Westwood family of funds and has retained Westwood Management to act as sub-adviser for five of the six portfolios. Westwood Management is a wholly-owned subsidiary of Westwood Holdings Group (NYSE: WHG). In its capacity as sub-adviser, Westwood Management makes day-to-day investment decisions and provides the portfolio management services for five of the six current Gabelli Westwood portfolios. The Gabelli Westwood Mighty MitesSM Fund, launched in May 1998, is advised solely by Gabelli Advisers, Inc., using a team investment approach, without any sub-advisers. Westwood Management owns an 18.8% equity interest in Gabelli Advisers, Inc. Gabelli Asset Management Inc. owns approximately 12% of Westwood Holdings Group.

Gabelli Fixed Income LLC, a majority owned subsidiary of Gabelli Asset Management Inc., currently manages short-term and short-intermediate term fixed income securities for the Treasurer's Fund as well as for Separate Accounts. We plan to further increase and diversify the number of fixed income products offered. Certain members of senior management of Gabelli Fixed Income LLC own a 19.9% equity interest in Gabelli Fixed Income LLC.

The following table lists the Mutual Funds, together with the December 31, 2003 Morningstar overall rating, where rated (ratings are not available for the money-market mutual funds and other mutual funds, which collectively represent 40.7% of the assets under management in the Mutual Funds), provides a description of the primary investment objective, fund characteristics, fees, the date that the mutual fund was initially offered to investors and the assets under management in the Mutual Funds as of December 31, 2003.

                                                                                                                       NET ASSETS
                                                                                                                          AS OF
                                                                                                                       DECEMBER 31,
       FUND                                 PRIMARY                                   ADVISORY     12B-1   INITIAL        2003
(MORNINGSTAR OVERALL                       INVESTMENT                  FUND             FEES        FEES    OFFER     (ALL CLASSES)
     RATING) (1)                            OBJECTIVE             CHARACTERISTICS        (%)        (%)      DATE    ($ IN MILLIONS)
     -----------                            ---------             ---------------        ---        ---      ----    ---------------
GABELLI OPEN-END FUNDS:

VALUE:

    The Gabelli Asset          Growth of capital as                  Class AAA:         1.00        .25    03/03/86     $ 1,959.9
    Fund                       a primary investment                  No-load,
    ****                       objective, with                       Open-end,
                               current income as a                   Diversified
                               secondary investment                  Multi-class
                               objective. Invests in                 shares (2)
                               equity securities of
                               companies selling at
                               a significant
                               discount to their
                               private market value.

    Gabelli Westwood           Capital appreciation                  Class AAA:         1.00        .25    01/02/87      $ 220.4
    Equity Fund                through a diversified                 No-load,
    ****                       portfolio of equity                   Open-end,
                               securities using bottom-up            Diversified
                               fundamental research                  Multi-class
                               with a focus on                       shares (2)
                               identifying well-seasoned
                               companies.

    The Gabelli Blue Chip      Capital appreciation through          Class AAA:         1.00        .25    08/26/99       $ 48.3
    Value Fund                 investments in equity securities      No-load,
    *                          of established companies, which       Open-end,
                               are temporarily out of favor and      Diversified
                               which have market capitalizations     Multi-class
                               in excess of $5 billion.              shares (2)

    Gabelli Capital Asset      Capital appreciation                  No-load,            .75         n/a   05/01/95      $ 214.4
    Fund                       from equity                           Open-end,
    (not rated) (7)            securities of                         Diversified,
                               companies selling at                  Variable
                               a significant                         Annuity
                               discount to their
                               private market value.

  FOCUSED VALUE:

    The Gabelli Value          High level of capital                 Class A:           1.00        .25    09/29/89     $ 1,289.2
    Fund                       appreciation from                     Front end-load,
    ***                        undervalued equity                    Open-end
                               securities that are                   Non-diversified
                               held in a concentrated                Multi-class
                               portfolio.                            shares (2)

  SMALL CAP VALUE:

    The Gabelli Small Cap      High level of capital                 Class AAA:         1.00        .25    10/22/91       $ 621.5
    Growth Fund                appreciation from                     No-load,
    ***                        equity securities of                  Open-end,
                               smaller companies                     Diversified
                               with market                           Multi-Class
                               capitalization of                     Shares (2)
                               $1 billion or less.

                                                                                                                       NET ASSETS
                                                                                                                          AS OF
                                                                                                                       DECEMBER 31,
       FUND                                 PRIMARY                                   ADVISORY     12B-1   INITIAL        2003
(MORNINGSTAR OVERALL                       INVESTMENT                  FUND             FEES        FEES    OFFER     (ALL CLASSES)
     RATING) (1)                            OBJECTIVE             CHARACTERISTICS        (%)        (%)      DATE    ($ IN MILLIONS)
     -----------                            ---------             ---------------        ---        ---      ----    ---------------
    The Gabelli Woodland       Long Tern capital appreciation        Class AAA:         1.00        .25    12/31/02       $ 2.7
    Small Cap Value Fund       investing at least 80% of its assets  No-load,
    (not rated) (7)            in equity securities of companies     Open-end,
                               with market capitalizations of        Non-diversified
                               $1.5 billion or less.                 Multi-class
                                                                     shares (2)
  GROWTH:

    Gabelli International      Capital appreciation                  Class AAA:         1.00        .25    06/30/95      $ 42.1
    Growth Fund                by investing                          No-load,
    ****                       primarily in equity                   Open-end,
                               securities of foreign                 Diversified
                               companies with rapid                  Multi-class
                               growth in revenues and earnings.      shares (2)


    The Gabelli Growth         Capital appreciation                  Class AAA:         1.00        .25    04/10/87     $ 1,883.8
    Fund                       from companies that                   No-load,
    ***                        have favorable, yet                   Open-end,
                               undervalued,                          Diversified
                               prospects for                         Multi-Class
                               earnings growth.                      Shares (2)
                               Invests in equity securities
                               of companies that have above-
                               average or expanding market
                               shares and profit margins.

  AGGRESSIVE GROWTH:

    The Gabelli Global         High level of                         Class AAA:         1.00        .25    02/07/94      $ 133.8
                               capital
    Growth Fund                appreciation through                  No load,
    **                         investment in a                       Open-end,
                               portfolio of equity                   Non-diversified
                               securities focused on                 Multi-class
                               companies involved                    shares (2)
                               in the global marketplace.

  MICRO-CAP:

    Gabelli Westwood           Long-term capital                     Class AAA:,        1.00        .25    05/11/98       $ 59.9
    Mighty MitesSM  Fund       appreciation by                       No-load,
    ****                       investing primarily                   Open-end,
                               in equity securities                  Diversified
                               with market                           Multi-class
                               capitalization of                     shares (2)
                               $300 million or less.

  EQUITY INCOME:

    Gabelli Westwood           Both capital                          Class AAA:           .75       .25    10/01/91      $ 153.9
    Balanced Fund              appreciation and                      No-load,
    ****                       current income using                  Open-end,
                               portfolios containing                 Diversified
                               stocks, bonds, and                    Multi-class
                               cash as appropriate in light          shares (2)
                               of current economic and
                               business conditions.

    The Gabelli Equity         High level of total                   Class AAA:         1.00        .25    01/02/92      $ 301.3
    Income Fund                return with an                        No-load,
    ***                        emphasis on income                    Open-end,
                               producing equities                    Diversified
                               with yields greater                   Multi-Class
                               than the S&P 500                      Shares (2)
                               average.

                                                                                                                       NET ASSETS
                                                                                                                          AS OF
                                                                                                                       DECEMBER 31,
       FUND                                 PRIMARY                                   ADVISORY     12B-1   INITIAL        2003
(MORNINGSTAR OVERALL                       INVESTMENT                  FUND             FEES        FEES    OFFER     (ALL CLASSES)
     RATING) (1)                            OBJECTIVE             CHARACTERISTICS        (%)        (%)      DATE    ($ IN MILLIONS)
     -----------                            ---------             ---------------        ---        ---      ----    ---------------
    Gabelli Westwood           Long-term capital                     Class AAA:         1.00        .25    09/30/97       $ 15.3
    Realty Fund                appreciation as well                  No-load,
    ***                        as current income,                    Open-end,
                               investing in equity                   Diversified
                               securities that are                   Multi-class
                               primarily engaged in                  shares (2)
                               or related to the
                               real estate industry.

  SPECIALTY EQUITY:

    The Gabelli Global         High level of capital                 Class AAA:         1.00        .25    05/11/98       $ 19.4
    Opportunity Fund           appreciation through                  No-load,
    ****                       worldwide investments                 Open-end,
                               in equity securities.                 Non-diversified
                                                                     Multi-class
                                                                     shares (2)

    The Gabelli Global         High level of total                   Class AAA:         1.00        .25    02/03/94       $ 17.5
    Convertible                return through a                      No-load,
    Securities Fund            combination of                        Open-end,
    ***                        current income and                    Non-diversified
                               capital appreciation                  Multi-class
                               through investment in                 shares (2)
                               convertible
                               securities of U.S.
                               and non-U.S. issuers.
  SECTOR:

    The Gabelli Utilities      High level of total return through    Class AAA:         1.00        .25    08/31/99       $ 44.3
    Fund                       a combination of capital              No-load,
    *****                      appreciation and current income       Open-end,
                               from investments in utility           Diversified
                               companies.                            Multi-class
                                                                     shares (2)

    The Gabelli Global         High level of capital                 Class AAA:         1.00        .25    11/01/93      $ 187.2
    Telecommunications         appreciation through                  No-load,
    Fund                       worldwide investments                 Open-end,
    ****                       in equity securities,                 Non-diversified
                               including the U.S.,                   Multi-class
                               primarily in the                      shares (2)
                               telecommunications
                               industry.

    Gabelli Gold               Seeks capital                         Class AAA:         1.00        .25    07/11/94      $ 362.3
    Fund                       appreciation and                      No-load,
    ****                       employs a value                       Open-end,
                               approach to investing                 Diversified
                               primarily in equity                   Multi-class
                               securities of gold-                   shares (2)
                               related companies
                               worldwide.
  MERGER AND ARBITRAGE:

    The Gabelli ABC Fund       Total returns from                    No-load,           0.50(6)    n/a(6)  05/14/93      $ 293.8
    ****                       equity and debt                       Open-end,
                               securities that are Non-
                               diversified attractive to
                               investors in various market
                               conditions without excessive
                               risk of capital loss.
  QUANTITATIVE:

    The Ned Davis Research     Seeks to provide capital              Class AAA:         1.00        .25    03/31/03      $ 11.6
    Asset Allocation Fund      appreciation as its primary           No-load,
    (not rated) (7)            objective with a secondary            Open-end,
                               objective of current income.          Diversified
                                                                     Multi-class
                                                                     shares (2)

                                                                                                                       NET ASSETS
                                                                                                                          AS OF
                                                                                                                       DECEMBER 31,
       FUND                                 PRIMARY                                   ADVISORY     12B-1   INITIAL        2003
(MORNINGSTAR OVERALL                       INVESTMENT                  FUND             FEES        FEES    OFFER     (ALL CLASSES)
     RATING) (1)                            OBJECTIVE             CHARACTERISTICS        (%)        (%)      DATE    ($ IN MILLIONS)
     -----------                            ---------             ---------------        ---        ---      ----    ---------------
  CONTRARIAN:

    The Comstock               Capital appreciation and current      Class A            1.00        .25    10/10/85       $ 105.7
    Capital Value Fund         income through investment in a        Load,
    (not rated) (7)            highly diversified portfolio of       Open-end,
                               securities.                           Diversified
                                                                     Multi-class
                                                                     shares
                                                                     (2)

    The Comstock               Capital appreciation and current      Class A             .85        .25     05/5/88        $ 19.5
    Strategy Fund              income through investment in a        Load,
    (not rated) (7)            portfolio of debt securities.         Open-end,
                                                                     Non-Diversified
                                                                     Multi-class
                                                                     shares (2)

    The Gabelli Mathers        Long-term capital appreciation        Class AAA:         1.00        .25     8/19/65        $ 60.9
    Fund                       in various market conditions          No-load,
    *                          without excess risk of capital loss.  Open-end,
                                                                     Diversified

  SMALL CAP GROWTH:

    Gabelli Westwood           Long-term capital                     Class AAA:         1.00        .25    04/15/97        $ 18.6
    SmallCap                   appreciation,                         No-load,
    Equity Fund                investing at least                    Open-end,
    **                         80% of its assets in                  Diversified
                               equity securities of                  Multi-class
                               companies with market                 shares (2)
                               capitalizations of $1.5
                               billion or less.

  FIXED INCOME:

    Gabelli Westwood           Total return and                      Class AAA:          .60        .25    04/06/93        $ 11.2
    Intermediate Bond          current income, while                 No-load,
    Fund                       limiting risk to                      Open-end,
    ***                        principal. Pursues                    Diversified
                               higher yields than                    Multi-class
                               shorter maturity funds,               shares (2)
                               and has more price
                               stability than generally
                               higher yielding
                               long-term funds.

  CASH MANAGEMENT-MONEY MARKET:

    Gabelli U.S. Treasury      High current income                   Money Market,       .30         n/a   10/01/92       $ 970.6
    Money Market Fund          with preservation of                  Open-end,
    (not rated) (7)            principal and                         Diversified
                               liquidity, while
                               striving to keep
                               expenses among the
                               lowest of all U.S.
                               Treasury money market
                               funds.

    The Treasurer's Fund,      Current income with                   No-load,            .30         n/a   01/01/88       $ 433.7
    Inc.-- Domestic            preservation of                       Open-end,
    Prime Money Market         principal and                         Diversified
    Portfolio                  liquidity through                     Dual class
    (not rated) (7)            investment in U.S.
                               Treasury securities and
                               corporate bonds.

                                                                                                                       NET ASSETS
                                                                                                                          AS OF
                                                                                                                       DECEMBER 31,
       FUND                                 PRIMARY                                   ADVISORY     12B-1   INITIAL        2003
(MORNINGSTAR OVERALL                       INVESTMENT                  FUND             FEES        FEES    OFFER     (ALL CLASSES)
     RATING) (1)                            OBJECTIVE             CHARACTERISTICS        (%)        (%)      DATE    ($ IN MILLIONS)
     -----------                            ---------             ---------------        ---        ---      ----    ---------------
    The Treasurer's            Current income with                   No-load,            .30         n/a   12/18/87       $ 233.1
    Fund, Inc.-- Tax           preservation of                       Open-end,
    Exempt Money Market        principal and                         Diversified
    Portfolio                  liquidity through                     Dual class
    (not rated) (7)            investment in U.S.
                               municipal bond
                               securities.

    The Treasurer's            Current income with                   No-load,            .30         n/a   07/25/90        $ 63.2
    Fund, Inc.-- U.S.          preservation of                       Open-end,
    Treasury Money Market      principal and                         Diversified
    Portfolio                  liquidity through                     Dual class
    (not rated) (7)            investment in U.S.
                               Treasury securities.

GABELLI CLOSED-END FUNDS:

    The Gabelli Equity         Long-term growth of                   Closed-end,        1.00         n/a   08/14/86     $ 1,514.8
    Trust Inc.                 capital by investing                  Non-diversified
    (not rated) (7)            in equity securities.                 NYSE Symbol: GAB

    The Gabelli                High total return                     Closed-end,        1.00         n/a   07/03/89       $ 151.7
    Convertible and Income     from investing                        Diversified
    Securities Fund Inc. (4)   primarily in                          NYSE Symbol: GCV
    ****                       convertible
                               instruments.

    The Gabelli Global         Long-term capital                     Closed-end,        1.00         n/a   11/15/94       $ 200.2
    Multimedia Trust Inc. (3)  appreciation from                     Non-diversified
    (not rated) (7)            equity investments in                 NYSE Symbol: GGT
                               global telecommunications,
                               media, publishing and
                               entertainment holdings.

    The Gabelli                High total return from                Closed-end,        1.00         n/a   07/09/99       $ 211.5
    Utility Trust (5)          investments primarily in              Non-Diversified
    (not rated) (7)            securities of companies               NYSE Symbol: GUT
                               involved in gas, electricity
                               and water industries.

    The Gabelli                Qualified dividend income             Closed-end,        1.00         n/a   11/24/03     $ 1,451.7
    Dividend & Income          and capital appreciation              Non-Diversified
    Trust                      potential.                            NYSE Symbol: GDV
    (not rated) (7)

(1) For each fund with at least a three-year history, Morningstar calculates a Morningstar RatingTM based on a Morningstar risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads and redemption fees) placing more emphasis on downward variations and rewarding consistent performance. The top 10% of the funds in an investment category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. The Overall Morningstar Rating for a fund is derived from a weighted average of the performance figures associated with its three, five, and ten-year (if applicable) Morningstar Rating metrics. Morningstar Ratings are shown for the respective class shown; other classes may have different performance characteristics. There were 177 Conservative Allocation funds rated for three years, 140 funds for five years and 35 funds for ten years (Gabelli ABC Fund, Gabelli Mathers Fund). There were 237 Mid-Cap Blend funds rated for three years, 147 funds for five years and 44 funds for ten years (Gabelli Asset Fund, Gabelli Value Fund). There were 655 Large Value funds rated for three years, 516 funds for five years and 190 funds for ten years (Gabelli Blue Chip Value Fund, Gabelli Westwood Equity Fund). There were 173 Mid-Cap Value funds rated for three years, 136 funds for five years and 49 funds for ten years (Gabelli Equity Income Fund). There were 63 Convertibles funds rated for three years, and 55 funds for five years (Gabelli Global Convertible Securities Fund). There were 268 World Stock funds rated for three years and 211 funds for five years (Gabelli Global Growth Fund, Gabelli Global Opportunity Fund).

      There were 36 Specialty-Communications funds rated for three years, 17 funds for five years and 9 funds for ten years (Gabelli Global Telecommunications Fund). There were 34 Specialty-Precious Metals funds rated for three years and 30 funds for five years (Gabelli Gold Fund). There were 959 Large Growth funds rated for three years, 615 funds for five years and 219 funds for ten years (Gabelli Growth Fund). There were 164 Foreign Large Growth funds rated for three years and 127 funds for five years (Gabelli International Growth Fund). There were 188 Small Value funds rated for three years, 137 funds for five years and 34 funds for ten years (Gabelli Small Cap Growth Fund, Gabelli Westwood Mighty Mites Fund). There were 70 Specialty-Utilities funds rated for three years (Gabelli Utilities Fund). There were 632 Moderate Allocation funds rated for three years, 508 funds for five years and 166 funds for ten years (Gabelli Westwood Balanced Fund). There were 655 Intermediate-Term Bond funds rated for three years, 512 funds for five years and 224 funds for ten years (Gabelli Westwood Intermediate Bond Fund). There were 134 Specialty-Real Estate funds rated for three years and 101 funds for five years (Gabelli Westwood Realty Fund). There were 506 Small Growth funds rated for three years and 344 funds for five years (Gabelli Westwood Small Cap Equity
      Fund). (a) 2003 Morningstar, Inc. All Rights reserved. This information is
      (1) proprietary to Morningstar and/or its content providers (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Past performance is no guarantee of future results. Other share classes may have different performance characteristics.


(2) These funds have multi-classes of shares available. Multi-class shares include Class A shares with a front-end sales charge; Class B shares are subject to a back-end contingent deferred sales charge for up to 6 years and Class C shares are subject to a 1% back-end contingent deferred sales charge for up to two years. Comstock Strategy Fund Class R shares, which are no-load, are available only for retirement and certain institutional accounts. Comstock Strategy Fund class O shares are no longer offered to the public. Ned Davis Research Asset Allocation Fund class I shares are available to institutional and certain other accounts. Net assets include all shares classes.

(3) The Gabelli Multimedia Trust was formed in 1994 through a spin-off of assets previously held in the Gabelli Equity Trust.

(4) The Gabelli Convertible and Income Securities Fund Inc was originally formed in 1989 as an open end investment company and was converted to a closed end investment company in March 1995.

(5) The Gabelli Utility Trust was formed in 1999 through a spin off of assets from the Gabelli Equity Trust.

(6) Funds Adviser has voluntarily reduced the Advisory fee from 1.00% to 0.50% since April 1, 2002. Gabelli & Company, Inc. has waived receipt of the 12b-1 Plan distribution fees as of January 1, 2003 and on February 25, 2004 the Fund's Board of Directors agreed with the Funds Advisers' request to terminate the 12b-1 Plan.

(7) Certain funds are not rated because they don't have a three year history or there are not enough similar funds in the category determined by Morningstar.

Shareholders of the no-load open-end Mutual Funds are allowed to exchange shares among the open-end funds as economic and market conditions and investor needs change at no additional cost. However, certain Mutual Funds impose a 2% redemption fee for shares redeemed within 60 days. We periodically introduce new mutual funds designed to complement and expand our investment product offerings, respond to competitive developments in the financial marketplace and meet the changing needs of clients.

Our marketing efforts for the Mutual Funds are currently focused on increasing the distribution and sales of our existing funds as well as creating new products for sale through our distribution channels. We believe that our marketing efforts for the Mutual Funds will continue to generate additional revenues from investment advisory fees. We have traditionally distributed most of our open-end Mutual Funds by using a variety of direct response marketing techniques, including telemarketing and advertising, and as a result we maintain direct relationships with a high percentage of our no-load open-end Mutual Fund customers. Beginning in late 1995, we expanded our product distribution by offering several of our open-end Mutual Funds through Third-Party Distribution Programs, including NTF Programs. In 1998 and 1999, we further expanded these efforts to include substantially all of our open-end Mutual Funds in Third-Party Distribution Programs. More than 38% of the assets under management in the open-end Mutual Funds are still attributable to our direct response marketing efforts. Third-Party Distribution Programs have become an increasingly important source of asset growth for us. Of the $8.1 billion of assets under management in the open-end equity Mutual Funds as of December 31, 2003, approximately 62% were generated through Third-Party Distribution Programs. We are responsible for service and distribution fees charged by many of the Third-Party Distribution Programs. Legislation currently introduced by Congress may result in the elimination or restriction of distribution fees paid by mutual funds. In light of such legislation and efforts by some of the program sponsors to increase fees beyond what we deem to be acceptable may result in several of our Mutual Funds being withdrawn from such programs. During 2000, we completed development of additional classes of shares for many of our mutual funds for sale through national brokerage and investment houses and other third-party distribution channels on a commission basis. The multi-class shares are available in all of Gabelli mutual funds except for the Gabelli ABC Fund and the Gabelli Mathers Fund. The use of multi-class share products will expand the distribution of all Gabelli Fund products into the advised sector of the mutual fund investment community. During 2003, we introduced Class I shares, which are no load shares with higher minimum initial investment and without distribution fees available to Institutional and Retirement Plan Accounts directly through Gabelli & Company. The no-load shares are designated as Class AAA shares and are available for new and current investors. In general, distribution through Third-Party Distribution Programs has greater variable cost components and lower fixed cost components than distribution through our traditional direct sales methods.

We provide investment advisory and management services pursuant to an investment management agreement with each Mutual Fund. The investment management agreements with the Mutual Funds generally provide that we are responsible for the overall investment and administrative services, subject to the oversight of each Mutual Fund's board of directors or trustees and in accordance with each Mutual Fund's fundamental investment objectives and policies. The investment management agreements permit us to enter into separate agreements for administrative and accounting services on behalf of the respective Mutual Funds.

We provide the Mutual Funds with administrative services pursuant to the management contracts. Most of these administrative services are provided through sub-contracts with unaffiliated third parties. Such services include, without limitation, supervision of the calculation of net asset value, preparation of financial reports for shareholders of the Mutual Funds, internal accounting, tax accounting and reporting, regulatory filings and other services. Transfer agency and custodial services are provided directly to the Mutual Funds by unaffiliated third parties.

Our Mutual Fund investment management agreements may continue in effect from year to year only if specifically approved at least annually by (i) the Mutual Fund's board of directors or trustees or (ii) the Mutual Fund's shareholders and, in either case, the vote of a majority of the Mutual Fund's directors or trustees who are not parties to the agreement or "interested persons" of any such party, within the meaning of the Investment Company Act of 1940 as amended (the "Investment Company Act"). Each Mutual Fund may terminate its investment management agreement at any time upon 60 days' written notice by (i) a vote of the majority of the board of directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Mutual Fund. Each investment management agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act. We may terminate an investment management agreement without penalty on 60 days' written notice.

MUTUAL FUND DISTRIBUTION, INSTITUTIONAL RESEARCH, BROKERAGE AND UNDERWRITING

Gabelli & Company, Inc. ("Gabelli & Company"), the wholly-owned subsidiary of our 92% owned subsidiary Gabelli Securities, Inc., is a broker-dealer registered under the Securities Exchange Act of 1934 and a member of the National Association of Securities Dealers, Inc. ("NASD"). Gabelli & Company's revenues are derived primarily from distribution of our Mutual Funds, brokerage commissions on transactions in equity securities from institutional research as well as from Gabelli clients, and from underwriting fees and selling concessions.

MUTUAL FUND DISTRIBUTION

Gabelli & Company distributes our open-end Mutual Funds pursuant to distribution agreements with each Mutual Fund. Under each distribution agreement with an open-end Mutual Fund, Gabelli & Company offers and sells such open-end Mutual Fund's shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of Third-Party Distribution Programs, financial intermediaries and Gabelli sales personnel. Gabelli & Company receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 ("12b-1") of the Investment Company Act. Distribution fees from the open-end Mutual Funds amounted to $21.4 million, $18.4 million and $17.1 million for the years ended December 31, 2001, 2002 and 2003, respectively. Gabelli & Company is the principal underwriter for funds distributed in multiple classes of shares which carry either a front end or back end sales charge. Underwriting and sales charges amounted to $419,000, $356,000 and $268,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

Under the distribution plans, the open-end no load (Class AAA shares) Mutual Funds (except the Treasurer's Fund and the Gabelli ABC Fund) and the Class A shares of various funds pay Gabelli & Company a distribution fee of .25% per year (except the Class A shares of the Gabelli Westwood Funds which pay .50% per year) on the average daily net assets of the fund. Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%. Gabelli & Company's distribution agreements with the Mutual Funds may continue in effect from year to year only if specifically approved at least annually by
(i) the Mutual Fund's board of directors or trustees or (ii) the Mutual Fund's shareholders and, in either case, the vote of a majority of the Mutual Fund's directors or trustees who are not parties to the agreement or "interested persons" of any such party, within the meaning of the Investment Company Act. Each Mutual Fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days' written notice by (i) a vote of the majority of its directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Mutual Fund. Each distribution agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act. Gabelli & Company may terminate a distribution agreement without penalty upon 60 days' written notice.

Gabelli & Company also offers our open-end mutual fund products through our website, www.gabelli.com, where mutual fund investors can access their personal account information and buy, sell and exchange Fund shares. Fund prospectuses, quarterly reports, fund applications, daily net asset values and performance charts are all available. As part of our efforts to educate investors, we introduced Gabelli University with our initial publications "DEALS, DEALS... AND MORE DEALS" and "GLOBAL CONVERTIBLE INVESTING: THE GABELLI WAY." Our website is an active, informative and valuable resource which we believe has become an increasingly important feature of our client service efforts.

INSTITUTIONAL RESEARCH

Gabelli & Company provides institutional investors with investment ideas on numerous industries and special situations, with a particular focus on small and midcap companies. Our team of over 25 sell-side analysts follow economic sectors on a global basis, and are bottom-up stock pickers, recommending companies that trade at significant differences to Private Market Value. Our research focuses on company fundamentals, cash flow statistics, and catalysts that will help realize returns.

COMMISSIONS

Gabelli & Company generates brokerage commission revenues from securities transactions executed on an agency basis on behalf of our mutual funds, institutional and high net worth clients as well as from institutional and retail customers. Commission revenues totaled $15.9 million, $13.9 million, and $12.9 for the years ended December 31, 2001, 2002 and 2003, respectively.

UNDERWRITING

Gabelli & Company is involved in external syndicated underwriting activities. In November 2003 Gabelli & Company was a leader in the underwriting group that led the initial public offering of GDV. In 2001, 2002 and 2003 Gabelli & Company participated in 7, 10 and 9 syndicated underwritings of public equity and debt offerings managed by major investment banks with commitments of $33.7 million, $34.9 million and $24.7 million, respectively.

COMPETITION

We compete with other investment management firms and mutual fund companies, insurance companies, banks, brokerage firms and other financial institutions that offer products that have similar features and investment objectives to those offered by us. Many of the investment management firms with which we compete are subsidiaries of large diversified financial companies and many others are much larger in terms of assets under management and revenues and, accordingly, have much larger sales organizations and marketing budgets. Historically, we have competed primarily on the basis of the long-term investment performance of many of our funds. However, we have taken steps to increase our distribution channels, brand name awareness and marketing efforts. Although there can be no assurance that we will be successful in these efforts, our market share of Mutual Funds has increased over the past few years.

The market for providing investment management services to institutional and high net worth Separate Accounts is also highly competitive. Approximately 39% of our investment advisory fee revenue for the year ended December 31, 2003 was derived from our Separate Accounts. Selection of investment advisers by U.S. institutional investors is often subject to a screening process and to favorable recommendations by investment industry consultants. Many of these investors require their investment advisers to have a successful and sustained performance record, often five years or longer, and also focus on one and three year performance records. We have significantly increased our assets under management on behalf of U.S. institutional investors since our entry into the institutional asset management business in 1977. At the current time, we believe that our investment performance record would be attractive to potential new institutional and high net worth clients. However, no assurance can be given that our efforts to obtain new business will be successful.

INTELLECTUAL PROPERTY

Service marks and brand name recognition are important to our business. We have rights to the service marks under which our products are offered. We have registered certain service marks in the United States and will continue to do so as new trademarks and service marks are developed or acquired. We have rights to use (i) the "Gabelli" name, (ii) the "GAMCO" name, (iii) the research triangle logo, and (iv) the "Mighty Mites" name. Pursuant to an assignment agreement, Mr. Gabelli has assigned to us all of his rights, title and interests in and to the "Gabelli" name for use in connection with investment management services, mutual funds and securities brokerage services. However, under the agreement, Mr. Gabelli will retain any and all right, title and interest he has or may have in the "Gabelli" name for use in connection with (i) charitable foundations controlled by Mr. Gabelli or members of his family or (ii) entities engaged in private investment activities for Mr. Gabelli or members of his family. In addition, the funds managed by Mr. Gabelli outside Gabelli have entered into a license agreement with us permitting them to continue limited use of the "Gabelli" name under specified circumstances. We have taken, and will continue to take, action to protect our interests in these service marks.

REGULATION

Virtually all aspects of our businesses are subject to various Federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. Under such laws and regulations, agencies that regulate investment advisers and broker-dealers such as us have broad administrative powers, including the power to limit, restrict or prohibit such an adviser or broker-dealer from carrying on its business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures, and fines. We believe that we are in substantial compliance with all material laws and regulations.

Our business is subject to regulation at both the federal and state level by the Securities and Exchange Commission ("Commission") and other regulatory bodies. Certain of our subsidiaries are registered with the Commission under the Investment Advisers Act, and the Mutual Funds are registered with the Commission under the Investment Company Act. Three of our subsidiaries are also registered as broker-dealers with the Commission and are subject to regulation by the NASD and various states.

The subsidiaries of Gabelli that are registered with the Commission under the Investment Advisers Act (Gabelli Funds LLC, Gabelli Advisers, Inc., Gabelli Fixed Income LLC and GAMCO) are regulated by and subject to examination by the Commission. The Investment Advisers Act imposes numerous obligations on registered investment advisers including fiduciary duties, record keeping requirements, operational requirements, marketing requirements and disclosure obligations. The Commission is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from censure to termination of an investment adviser's registration. The failure of a subsidiary to comply with the requirements of the Commission could have a material adverse effect on us. We believe that we are in substantial compliance with the requirements of the regulations under the Investment Advisers Act.

We derive a substantial majority of our revenues from investment advisory services through our investment management agreements. Under the Investment Advisers Act, our investment management agreements terminate automatically if assigned without the client's consent. Under the Investment Company Act, advisory agreements with registered investment companies such as the Mutual Funds terminate automatically upon assignment. The term "assignment" is broadly defined and includes direct assignments as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in Gabelli.

In their capacity as broker-dealers, Gabelli & Company, Inc., Gabelli Fixed Income Distributors, Inc. and Gabelli Direct, Inc. are required to maintain certain minimum net capital and cash reserves for the benefit of our customers. Gabelli & Company, Inc.'s and Gabelli Fixed Income Distributors, Inc.'s net capital, as defined, has consistently met or exceeded all minimum requirements. Gabelli Direct, Inc., which was acquired on December 22, 2000 and is currently dormant, has also consistently met or exceeded all minimum requirements. Gabelli & Company, Inc., Gabelli Fixed Income Distributors, Inc. and Gabelli Direct, Inc. are also subject to periodic examination by the NASD.

Subsidiaries of Gabelli are subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and to regulations promulgated there under, insofar as they are "fiduciaries" under ERISA with respect to certain of their clients. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), impose certain duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving ERISA plan clients. Our failure to comply with these requirements could have a material adverse effect on us.

Investments by Gabelli on behalf of our clients often represent a significant equity ownership position in an issuer's class of stock. As of December 31, 2003, we had five percent or more beneficial ownership with respect to 126 equity securities. This activity raises frequent regulatory and legal issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers' shareholder rights plans or "poison pills," state gaming laws and regulations, federal communications laws and regulations, public utility holding company laws and regulations, federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions. Our failure to comply with these requirements could have a material adverse effect on us.

The USA Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers, mutual funds and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Anti-money-laundering laws outside of the U.S. contain some similar provisions. Our failure to comply with these requirements could have a material adverse effect on us.

We, and certain of our affiliates, are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. In particular, we are subject to requirements in numerous jurisdictions regarding reporting of beneficial ownership positions in securities issued by companies whose securities are publicly traded in those countries. In addition, GAMCO is registered as an international adviser, investment counsel and portfolio manager with the Ontario Securities Commission in Canada in order to market our services to prospective clients which reside in Ontario. Several of our Alternative Investment products are organized under the laws of foreign jurisdictions. In connection with our opening of an office in London and our plans to market certain products in Europe we are required to comply with the laws of the United Kingdom and other European countries regarding these activities. Our subsidiary, Gabelli Asset Management (UK) Limited is regulated by the Financial Services Authority. In connection with our registration in the United Kingdom we have minimum capital requirements that have been consistently met or exceeded.

RECENT REGULATORY DEVELOPMENTS

On September 3, 2003, the New York Attorney General's office ("NYAG") announced that it had found evidence of widespread improper trading involving mutual fund shares. These transactions included the "late trading" of mutual fund shares after the 4:00 p.m. pricing cutoff and "time zone arbitrage" of mutual fund shares designed to exploit pricing inefficiencies. Since the NYAG's announcement, the NASD, the SEC, the NYAG and officials of other states have been conducting inquiries into and bringing enforcement actions related to trading abuses in mutual fund shares. We received information requests from the SEC and a subpoena from the NYAG in connection with their inquiries. We are complying with these requests and have been conducting an internal review of our mutual fund practices and procedures in a variety of areas with the guidance of outside counsel. A special committee of all of our independent directors was also formed to review various issues involving mutual fund share transactions and is being assisted by independent counsel.

As part of our review, hundreds of documents were examined and approximately fifteen individuals were interviewed. We found no evidence that any employee participated in or facilitated any "late trading". We also found no evidence of any improper trading in our mutual funds by our investment professionals or senior executives. As we previously reported, we did find that in August of 2002, we banned an account, which had been engaging in frequent trading in our Global Growth Fund (the prospectus of which did not impose limits on frequent trading) and which had made a small investment in one of our hedge funds, from further transactions with our firm. Certain other investors had been banned prior to that. Since our internal review and requests from regulators are ongoing, we can make no assurances that additional information will not become available or that we will not become subject to disciplinary action.

In response to industry wide inquiries and enforcement actions, a number of regulatory and legislative initiatives have been recently introduced. The SEC has adopted and proposed a number of rules under the Investment Company Act and the Investment Advisers Act. For example, the SEC adopted final rules requiring written compliance programs for registered investment advisers and registered investment companies. Several bills have also been introduced in Congress and one has passed the House of Representatives. These proposals, if enacted or adopted, could have a substantial impact on the regulation and operation of our registered and unregistered funds. For example, the Mutual Fund Reform Act of 2004 would, among other things, eliminate Rule 12b-1 distribution fees, prohibit soft dollar arrangements and restrict the management of hedge funds and mutual funds by the same manager. In the coming months, the investment management industry is likely to continue facing a high level of regulatory scrutiny and become subject to additional rules designed to improve disclosure, strengthen controls and reduce conflicts of interest.

PERSONNEL

At March 1, 2004, we had a full-time staff of approximately 197 individuals, of whom 83 served in the portfolio management, research and trading areas, 71 served in the marketing and shareholder servicing areas and 43 served in the administrative area. As part of our staff, we employ 18 portfolio managers for the Mutual Funds, Separate Accounts and Alternate Investment products. Additionally, Westwood Management employs three portfolio managers who advise five of the six portfolios of the Gabelli Westwood family of funds, and Ned Davis Research, Inc. employs five portfolio managers who are responsible for the management of the Ned Davis Research Asset Allocation Fund.

ITEM 2:    PROPERTIES

At December 31, 2003 we leased our principal offices which consisted of a single 60,000 square foot building located at 401 Theodore Fremd Avenue, Rye, New York. This building was leased in December 1997 (prior to our 1999 IPO) from an entity controlled by members of Mr. Gabelli's family, and approximately 9,000 square feet are currently subleased to other tenants. We receive rental payments under the sublease agreements, which totaled approximately $260,000 in 2003 and were used to offset operating expenses incurred for the property. The lease provides that all operating expenses related to the property, which are estimated at $650,000 annually, are to be paid by us.

We have also entered into leases for office space in both the U.S. and overseas principally for portfolio management, research, sales and marketing personnel. These offices are generally less than 4,000 square feet and leased for periods of five years or less.

ITEM 3:    LEGAL PROCEEDINGS

From time to time, we are a defendant in various lawsuits incidental to our business. We do not believe that the outcome of any current litigation will have a material effect on our financial condition.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2003.


PART II

ITEM 5:    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

Our shares of class A common stock have been traded on the New York Stock Exchange (NYSE) under the symbol GBL since our initial public offering on February 11, 1999. Prior to that there was no public market for our common stock.

As of March 1, 2004 there were 133 class A common stockholders of record and 3 class B common stockholders of record (Gabelli Group Capital Partners, Inc. and two of its wholly-owned subsidiaries). These figures do not include stockholders with shares held under beneficial ownership in nominee name which are estimated to be in excess of 4,000.

The following table sets forth the high and low prices of our class A common stock for each quarter of 2003 and 2002 as reported by the New York Stock Exchange.


             QUARTER ENDED               HIGH             LOW
             -------------               ----             ---

             March 31, 2003             $ 33.50         $ 25.60
             June 30, 2003              $ 36.24         $ 26.25
             September 30, 2003         $ 39.00         $ 34.61
             December 31, 2003          $ 40.80         $ 33.50

             March 31, 2002             $ 44.45         $ 35.60
             June 30, 2002              $ 41.05         $ 35.22
             September 30, 2002         $ 36.65         $ 24.40
             December 31, 2002          $ 33.92         $ 27.20


We paid our first dividend, a $.02 per share dividend on December 15, 2003 to our class A shareholders of record December 1, 2003. The class B shareholders elected to waive receipt of this dividend in 2003.

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

                                                                              YEAR ENDED DECEMBER 31,
                                                                       (In thousands, except per share data)
                                                        1999            2000            2001            2002            2003
                                                     ----------      ----------      ----------      ----------      ----------
     INCOME STATEMENT DATA
     Revenues:
       Investment advisory and
         incentive fees ........................     $  147,414      $  190,200      $  186,124      $  177,077      $  176,943
       Commission revenue ......................         11,856          16,805          15,939          13,883          12,863
       Distribution fees and other income ......         16,992          26,913          22,351          18,999          17,631
                                                     ----------      ----------      ----------      ----------      ----------
         Total revenues ........................        176,262         233,918         224,414         209,959         207,437
                                                     ----------      ----------      ----------      ----------      ----------

     Expenses:
       Compensation costs ......................         71,860          97,055          85,754          80,387          89,169
       Management fee ..........................         10,153          11,296          11,325           9,533           9,002
       Other operating expenses ................         28,917          36,653          33,887          30,377          34,552
       Non-recurring charge ....................         50,725            --              --              --              --
                                                     ----------      ----------      ----------      ----------      ----------
         Total expenses ........................        161,655         145,004         130,966         120,297         132,723
                                                     ----------      ----------      ----------      ----------      ----------
     Operating income ..........................         14,607          88,914          93,448          89,662          74,714
                                                     ----------      ----------      ----------      ----------      ----------
     Other income (expense), net:
       Net gain from investments ...............         14,253           6,716           5,187           1,353          15,610
       Interest and dividend income ............          6,850           9,745           9,461           6,757           5,530
       Interest expense ........................         (3,438)         (3,714)         (6,174)        (11,977)        (14,838)
                                                     ----------      ----------      ----------      ----------      ----------
         Total other income (expense), net .....         17,665          12,747           8,474          (3,867)          6,302
                                                     ----------      ----------      ----------      ----------      ----------

     Income before income taxes
       and minority interest ...................         32,272         101,661         101,922          85,795          81,016
       Income taxes ............................         10,467          40,257          39,342          32,259          30,339
       Minority interest .......................          3,270           3,409           1,482             224             833
                                                     ----------      ----------      ----------      ----------      ----------
     Net income ................................     $   18,535      $   57,995      $   61,098      $   53,312      $   49,844
                                                     ==========      ==========      ==========      ==========      ==========

     Net income per share:
        Basic ..................................     $     0.64      $     1.96      $     2.06      $     1.77      $     1.66
                                                     ==========      ==========      ==========      ==========      ==========
        Diluted ................................     $     0.64      $     1.94      $     2.03      $     1.76      $     1.65
                                                     ==========      ==========      ==========      ==========      ==========

     Weighted average shares outstanding:
        Basic ..................................         29,117          29,575          29,666          30,092          30,018
                                                     ==========      ==========      ==========      ==========      ==========
        Diluted ................................         29,117          29,914          30,783          30,302          32,081
                                                     ==========      ==========      ==========      ==========      ==========

     Actual shares outstanding at
        December 31st ..........................         29,699          29,519          29,828          29,881          30,050
                                                     ==========      ==========      ==========      ==========      ==========

                                                                                    DECEMBER 31,
                                                        1999            2000            2001            2002            2003
                                                     ----------      ----------      ----------      ----------      ----------
                                                                   (IN THOUSANDS, EXCEPT ASSETS UNDER MANAGEMENT)
     BALANCE SHEET DATA
       Total assets ............................     $  243,062      $  317,804      $  486,394      $  582,731      $  736,511
       Total liabilities and
          minority interest ....................         95,486         115,607         211,097         260,938         358,200
                                                     ----------      ----------      ----------      ----------      ----------
       Total stockholders' equity ..............     $  147,576      $  202,197      $  275,297      $  321,793      $  378,311
                                                     ==========      ==========      ==========      ==========      ==========


     ASSETS UNDER MANAGEMENT (UNAUDITED)
       (at year end, in millions):
           Separate Accounts ...................     $   10,064      $   11,001      $   12,233      $   10,603      $   13,535
           Mutual Funds ........................         11,640          12,113          11,955          10,068          13,332
           Alternative Investments .............            230             437             573             578             692
                                                     ----------      ----------      ----------      ----------      ----------
               Total ...........................     $   21,934      $   23,551      $   24,761      $   21,249      $   27,559
                                                     ==========      ==========      ==========      ==========      ==========

                                                                    YEAR ENDED DECEMBER 31, 1999
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
     UNAUDITED PRO FORMA INCOME STATEMENT DATA
       Revenues:
          Investment advisory and incentive fees ........................     $  147,414
          Commission revenue ............................................         11,856
          Distribution fees and other income ............................         16,992
                                                                              ----------
              Total revenues ............................................        176,262
                                                                              ----------
       Expenses:
          Compensation costs ............................................         71,860
          Management fee ................................................          9,057
          Other operating expenses ......................................         28,894
          Non-recurring charge ..........................................         50,725
                                                                              ----------
              Total expenses ............................................        160,536
                                                                              ----------

          Operating income ..............................................         15,726
                                                                              ----------
       Other income:
          Net gain from investments .....................................         12,350
          Interest and dividend income ..................................          6,374
          Interest expense ..............................................         (3,653)
                                                                              ----------
              Total other income, net ...................................         15,071
                                                                              ----------
       Income before income taxes and minority interest .................         30,797
          Income taxes ..................................................         12,728
          Minority interest .............................................          3,270
                                                                              ----------
       Net income .......................................................     $   14,799(a)
                                                                              ==========

       Net income per share:
          Basic and diluted .............................................     $     0.50(a)
                                                                              ==========

       Weighted average shares outstanding:
          Basic and diluted .............................................         29,890
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

The unaudited pro forma adjustments are based upon available information and certain assumptions that our management believed were reasonable under the circumstances. The pro forma financial data does not purport to represent the results of operations or the financial position of Gabelli which actually would have occurred had the Reorganization been consummated on the aforesaid dates, or project the results of operations or the financial position of Gabelli for any future date or period.

--------------------------------------------------------------------------------
(a) Excluding the non-recurring charge related to the note payable ($30.9 million, net of tax benefit of $19.8 million, or $1.03 per share) net income and net income per share for the year ended December 31, 1999 were $45.7 million and $1.53, respectively.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Item 8 to this report.

INTRODUCTION

Our principal business is providing investment advisory and brokerage services to mutual fund, institutional and high net worth investors, primarily in the United States. We generally manage assets on a discretionary basis and invest in a variety of U.S. and international securities through various investment styles.

Our revenues are highly correlated to the level of assets under management, which are directly influenced by the value of the overall equity markets. Assets under management can also increase through acquisitions and by the addition of new accounts. Since various equity products have different fees, changes in our business mix may also affect revenues. At times, the performance of our equity products may differ markedly from popular market indices, and this can also impact our revenues. It is our belief that general stock market trends will have the greatest impact on our level of assets under management and hence, revenues. This becomes increasingly likely as the base of assets grows.

For the 77-year period ended December 31, 2003, stocks provided an average total return of about 10.4%, according to Ibbotson Associates. Management believes the market will continue to exhibit volatility in line with historical experience and believes the 28.7% return registered by the S&P 500 Index in 2003 must be taken in the context of a market that declined in the 3 prior years. For planning purposes, we are estimating stock market gains of 6% to 8% for the next 3 to 5 year period, driven by a similar magnitude of growth in corporate profits. We expect that an increase in tax rates or inflation rates would reduce stock market returns. Similarly, increased regulation of the mutual fund industry, combined with growing fee pressures and our willingness to participate in certain NTF programs, may impair our profit margins.

As discussed in the Regulation section in Item 1 of this report, the Mutual Fund Reform Act of 2004 (the "Mutual Fund Act") if enacted would impact Rule 12b-1 distribution fees, prohibit soft dollar arrangements and restrict the management of hedge funds and mutual funds by the same portfolio manager. The effects of the Mutual Fund Act and potentially other regulatory actions pose a risk to our future revenues and operating margins. While we are unable to quantity the effects at this time, the impact may be material to our business.

OVERVIEW

Investment advisory and incentive fees, which are based on the amount and composition of assets under management in our Mutual Funds, Separate Accounts and Alternative Investments, represent our largest source of revenues. In addition to the general level and trends of the stock market, growth in revenues depends on good investment performance, which influences the value of existing assets under management as well as contributing to higher investment and lower redemption rates and facilitating the ability to attract additional investors while maintaining current fee levels. Growth in assets under management is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service. Historically, we have depended primarily on direct distribution of our products and services, but since 1995 have participated in Third-Party Distribution Programs, including NTF Programs. A majority of our cash inflows to mutual fund products have come through these channels since 1998. Attempts by some NTF Program sponsors to increase their service or distribution fees may result in several of our Mutual Funds being withdrawn from such programs. The effects of this on our future financial results cannot be determined at this time, but could be material. In recent years, we have been engaged to act as a sub-adviser for other much larger financial services companies with much larger sales distribution organizations. A substantial portion of the cash flows into our institutional and separate accounts business has come through this channel. These sub-advisory clients are subject to business combinations that may result in the termination of the relationship. The loss of a sub-advisory relationship could have a significant impact on our financial results in the future.

Advisory fees from the Mutual Funds and sub-advisory accounts are computed daily or weekly, advisory fees from the Separate Accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and Alternative Investment fees are computed either monthly or quarterly. These revenues vary depending upon the level of sales compared with redemptions, financial market conditions and the fee structure for assets under management. Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios. Revenues from our Alternative Investments also generally include an incentive allocation or fee of 20% of the economic profit, as defined. The incentive allocation and fees are recorded as earned with the related compensation expense accrued. The incentive allocation and fees and related compensation expense may increase or decrease during the year depending upon the performance of the underlying Alternative Investment products. We also receive fulcrum fees from certain Separate Accounts based upon meeting or exceeding certain contractual investment return thresholds over a stipulated period of time. These fees are finalized and received when the contract period is completed. Certain fees in our closed end funds are only earned if the fund's total return is greater than a specified total return. A total of $575 million of assets in closed-end funds are subject to such arrangements.

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

Distribution fees and other income primarily include distribution fee revenue in accordance with Rule 12b-1 ("12b-1") of the Investment Company Act of 1940, as amended (the "Investment Company Act"), along with sales charges and underwriting fees associated with the sale of the Mutual Funds plus other revenues. Distribution fees fluctuate based on the level of assets under management and the amount and type of Mutual Funds sold directly by Gabelli & Company and through various distribution channels. As discussed in the Regulation section in Item 1 of this report, the effects of the Mutual Fund Reform Act of 2004 if enacted and other congressional and SEC actions pose a risk to Gabelli & Company's future distribution fee revenue as 12b-1 fees may be repealed or restricted.

Compensation costs include variable and fixed compensation and related expenses paid to officers, portfolio managers, sales, trading, research and all other professional staff. Other operating expenses include marketing, product distribution and promotion costs, clearing charges and fees for Gabelli & Company's brokerage operation, and other general and administrative operating costs.

Other Income and Expenses include net gain from investments (which includes both realized and unrealized gains), interest and dividend income, and interest expense. Net gain from investments are derived from our proprietary investment portfolio consisting of various public and private investments.

Minority interest represents the share of net income attributable to the minority stockholders, as reported on a separate company basis, of our consolidated majority-owned subsidiaries.

ASSET HIGHLIGHTS

We reported assets under management as follows (dollars in millions):

                                                                                                          %Inc(Dec)
                                                1999        2000        2001        2002        2003      2003/2002    %CAGR(a)
                                              --------    --------    --------    --------    --------    ---------    -------
Mutual Funds
  Open-End                                    $  8,509    $  8,979    $  8,334    $  6,482    $  8,088       24.8%      (1.3%)
  Closed-End                                     1,950       1,709       1,831       1,609       3,530      119.4       16.0
  Fixed Income                                   1,181       1,425       1,790       1,977       1,714      (13.3)       9.8
                                              --------    --------    --------    --------    --------
Total Mutual Funds                              11,640      12,113      11,955      10,068      13,332       32.4        3.5
Institutional & Separate Accounts
  Equities                                       9,370      10,142      11,513       9,990      13,031       30.4        8.6
  Fixed Income                                     694         859         720         613         504      (17.8)      (7.7)
                                              --------    --------    --------    --------    --------
Total Institutional & Separate Accounts         10,064      11,001      12,233      10,603      13,535       27.7        7.7
Alternative Investments                            230         437         573         578         692       19.7       31.7
                                              --------    --------    --------    --------    --------
Total Assets Under Management                 $ 21,934    $ 23,551    $ 24,761    $ 21,249    $ 27,559       29.7        5.9
                                              ========    ========    ========    ========    ========

(a) the % CAGR is computed for the five year period December 31, 1998 through December 31, 2003


Net inflows in 2003 totaled $1.1 billion compared to a net outflow of $61 million in 2002 and a net inflow of $2.7 billion in 2001. The 2002 cash flows do not include $248 million in assets under management added through our affiliation with Woodland Partners LLC in November 2002.

Total net inflows from equities products were approximately $1.5 billion in 2003 with the initial public offering of The Gabelli Dividend & Income Trust ("GDV") in November 2003 being the most significant contribution to net inflows as the offering added approximately $1.46 billion of assets. Total net outflows from fixed income products were $391,000 in 2003.

For the three years ended December 31, 2001, 2002 and 2003 our net cash inflows and outflows by product line were as follows (in millions):


                                                  2001       2002        2003
                                                -------     ------     -------
Mutual Funds
   Equities                                       $ 846    $  (188)    $ 1,364
   Fixed Income                                     310        156        (276)
                                                -------     ------     -------
Total Mutual Funds                                1,156        (32)      1,088
                                                -------     ------     -------
Institutional HNW & Separate Accounts
   Equities                                       1,600         97          52
   Fixed Income                                    (171)      (120)       (115)
                                                -------     ------     -------
Total Institutional HNW & Separate Accounts       1,429        (23)        (63)
                                                -------     ------     -------
Alternative Investments
   Equities                                         136         (6)         54
   Fixed Income                                     --         --          --
                                                -------     ------     -------

Total Alternative Investments                       136         (6)         54
                                                -------     ------     -------

Total Equities                                    2,582        (97)      1,470
Total Fixed Income                                  139         36        (391)
                                                -------     ------     -------
Total Net Cash In (Out) Flows                   $ 2,721     $  (61)    $ 1,079
                                                =======     ======     =======


OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

REVENUES
Total revenues were $207.4 million in 2003, $2.6 million or 1.2% below total revenues of $210.0 million in 2002. The decline in total revenues by revenue component was as follows (in millions):


                                                             INCREASE (DECREASE)
                                           2002      2003       $           %
                                         ------    ------    ------      ------
Investment advisory and incentive fees   $177.1    $176.9    $ (0.2)      (0.1%)
Commissions                                13.9      12.9      (1.0)      (7.3)
Distribution Fees and other income         19.0      17.6      (1.4)      (7.2)
                                         ------    ------    ------
Total revenues                           $210.0    $207.4    $ (2.6)      (1.2)
                                         ======    ======    ======

INVESTMENT ADVISORY AND INCENTIVE FEES: Investment advisory and incentive fees, which comprised 85% of total revenues in 2003, are directly influenced by the level and mix of assets under management. Assets under management ended the year at a record $27.6 billion, a 29.7% increase over prior year end assets under management of $21.2 billion. Despite reaching a record level of assets on December 31, 2003, investment advisory fees in 2003 declined slightly from 2002 as average assets under management in 2003 declined to $22.4 billion from $23.6 billion in 2002. As we look forward to 2004, investment advisory fees will benefit from a full twelve months of revenue from GDV. The initial public offering of GDV generated gross proceeds of approximately $1.46 billion in November 2003 and added an additional $194 million of gross proceeds through the exercise of the underwriters' overallotment option in January 2004.

Mutual fund revenues increased $1.4 million or 1.5%, as lower revenues from open-end equity mutual funds were more than offset by higher revenues from closed-end funds. Revenue from open-end equity funds decreased $4.5 million or 5.9% from the prior year as average assets under management in 2003 declined to $7.1 billion from $7.4 billion in 2002. The increase in assets during the last half of 2003 resulting from strong performance results did not offset the effect on revenues of lower asset levels during the first six months. Closed-end fund revenues increased $5.9 million or 47.1% from the prior year as fees from assets subject to performance fee arrangements where the fees are earned based upon the respective fund meeting or exceeding certain contractual investment thresholds over a stipulated period of time contributed to the majority of this increase. Closed-end fund assets and revenue also benefited from the launch of GDV during the fourth quarter of 2003. GDV began trading on the New York Stock Exchange on November 25, 2003 and commenced investment operations on November 28, 2003.

Revenue from our institutional and high net worth Separate Accounts decreased $7.4 million or 10.3% as lower average asset levels and a lower average advisory fee rate due to the effect of a shift in account mix were the principal reasons for the decline. While revenue declined, assets in our equity Separate Accounts rose $3 billion or 30.4% for the year of which $1.7 billion or 15.3% of this increase occurred in the 4th quarter of 2003, principally through market appreciation. As our Separate Account revenues are largely based on values at the beginning of a quarter, the impact of the fourth quarter increase will be more fully realized in 2004. The strong historical performance of our Separate Accounts coupled with renewed interest from investors seeking to rebalance their portfolios and reallocate from fixed income to tax-sensitive, separately managed equity accounts should provide additional benefits in 2004.

Total advisory fees from alternative investments increased to $14.2 million in 2003 from $7.5 million in 2002. Higher overall assets under management led to an increase in management fees of 8.0% to $6.1 million from $5.7 million in 2002. Incentive allocations and fees from alternative investment products, which generally represent 20% of the economic profit, increased to $8.1 million in 2003 compared to $1.8 million in 2002.

COMMISSIONS: Commission revenues in 2003 were $12.9 million, $1.0 million or 7.3% lower than commission revenues of $13.9 million in 2002. Lower commission revenues from a decline in agency trading activity for accounts managed by affiliated companies and the implementation of a simplified commission structure were partially offset by higher commission revenues from institutional and retail customers. Commission revenues derived from transactions on behalf of our Mutual Funds and Separate Account clients totaled $9.7 million, or approximately 75% of total commission revenues in 2003.

DISTRIBUTION FEES AND OTHER INCOME: Distribution fees and other income declined 7.2% or $1.4 million to $17.6 million in 2003 from $19.0 million in 2002. The year-to-year decline was principally the result of lower average assets under management in open-end equity mutual funds with distribution plans and the waiver of the 12b-1 distribution fee on the ABC fund which began in January 2003.

EXPENSES
Total expenses were $132.7 million in 2003, an increase of $12.4 million or 10.3% from total expenses of $120.3 million in 2002. Operating margin declined to 36.0% in 2003 from 42.7% in 2002 as operating income declined $14.9 million year over year.

COMPENSATION: Compensation costs, which are largely variable in nature and increase or decrease as revenues grow or decline, increased approximately $8.8 million, or 10.9%, to $89.2 million in 2003 from $80.4 million in 2002. The majority of this increase was attributable to higher variable compensation related to our alternative investments (an increase of $2.5 million) and compensation not directly tied to revenues which included stock option expense (an increase of $1.3 million), higher costs related to research, sales and investment professionals (an increase of $2.0 million) and the year-over-year effect of a reversal of incentive compensation in 2002 ($2.2 million). While the increase in staffing has impacted operating margins in the short-term, we have strengthened our asset gathering capabilities and broadened our research and investment expertise which is expected to increase asset and revenue growth and improve operating margins over the longer term. In 2004, we also expect to add professional staff to assist in the execution of our business strategy.

MANAGEMENT FEE: Management fee expense, a totally variable cost based on pre-tax profits, declined 5.6% to $9.0 million in 2003 versus $9.5 million in 2002.

OTHER OPERATING EXPENSES: Other operating expenses, which include marketing, promotion and distribution costs as well as general operating expenses increased $4.1 million or 13.7% to $34.5 million in 2003. A large portion of this increase related to higher general operating expenses including accounting, legal and insurance costs which were partly related to complying to the requirements of the Sarbanes-Oxley Act of 2002. These costs are expected to continue to have an impact in 2004 as well as in subsequent years.

OTHER INCOME AND EXPENSE
Our proprietary investment portfolio consists of investments in mutual funds, U.S. treasury bills, common stocks as well as private investments. Net gain from investments, which is derived from our proprietary investment portfolio, was approximately $15.6 million for the year ended December 31, 2003 compared to $1.4 million in 2002. In 2003 a gain of $0.1 million was realized from the repurchase of 20,600 shares of our mandatory convertible securities.

Interest and dividend income was $5.5 million in 2003 compared to $6.8 million in 2002. The decrease in interest income was principally the result of a decrease in short-term interest rates. Dividend income included a $518,000 dividend received in the third quarter of 2003 from our Westwood Holdings Group, Inc. ("WHG") investment.

Interest expense rose $2.8 million to $14.8 million in 2003, from $12.0 million in 2002. The increase in interest expense was attributable to the issuance of $100 million 5.5% senior notes in May 2003 offset partially from the decrease of 1% on the convertible note from 6% to 5% in August 2003. The note is convertible, at the holder's option, into shares of our class A common stock at $52 per share.

The mandatory convertible securities consist of both a purchase contract to purchase shares of our class A common stock on February 17, 2005 and senior notes due February 17, 2007. The purchase contract includes a contract adjustment payment of 0.95% per year and the notes bear interest at 6% per year, which rate is expected to be reset on November 17, 2004. The settlement of the purchase contract in February 2005 will result in the issuance of between 1.8 million and 2.2 million shares of our class A common stock which will have a dilutive effect on earnings per share.

INCOME TAXES
The effective tax rate for 2003 was 37.4% down from the 2002 effective tax rate of 37.6% traceable to the effect of a dividend received deduction related to the WHG dividend.

MINORITY INTEREST
Minority interest expense was $0.8 million in 2003 up 271.9% from $0.2 million in 2002. The increase in minority interest expense was largely the result of increased earnings from our alternative investment products and income from our investments at our 92% owned subsidiary, Gabelli Securities, Inc.

NET INCOME
Net income for 2003 was $49.8 million or $1.65 per diluted share versus $53.3 million or $1.76 per diluted share for 2002. The decline in net income of 6.5% in 2003 can be attributed to the impact of weak equity markets during the first six months of the year on average assets under management, higher compensation costs and an increase in other operating expenses.

Shares outstanding on a diluted basis at December 31, 2003 were 32.1 million and included 1.9 million shares from the assumed conversion of our convertible note for the full year 2003 as under the applicable accounting methodology used to compute dilution, the convertible note was dilutive. The full number of shares which may be issued upon conversion of this note is approximately 1.9 million. Shares issuable under the mandatory convertible securities are excluded from the diluted shares calculation under current accounting rules. Shares of our class A common stock issuable under the mandatory convertible securities pursuant to the settlement of the purchase contract in February 2005 will be between 1.8 million and 2.2 million and will have a dilutive effect on earnings per share. During 2003, we issued 225,256 shares from the exercise of stock options and repurchased 56,922 shares.

At December 31, 2003, we had 949,650 options outstanding to purchase our class A common stock which were granted under our Stock Award and Incentive Plans (the "Plans"). Management may recommend to the Board of Directors to commence a tender offer in 2004 to purchase the options granted in 2003 under the Plans. As of December 31, 2003, there were 570,500 options outstanding that would be eligible to participate in the tender offer. If the tender offer is consummated, it will result in the acceleration of compensation and other expenses in our consolidated statement of operations in the period in which the tender offer is completed rather than over the remaining life of the options and will result in a decline in earnings in 2004.

DIVIDEND
We paid our first dividend of $0.02 per share on December 15, 2003 to our class A shareholders of record on December 1, 2003. The holders of our class B common stock, Gabelli Group Capital Partners, Inc. and its two subsidiaries, agreed to waive receipt of this dividend or $460,000.

OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

REVENUES
Total revenues were $210.0 million in 2002, $14.4 million or 6.4% below total revenues of $224.4 million in 2001. The decline in total revenues by revenue component was as follows (in millions):
                                                             INCREASE (DECREASE)
                                                             ------------------
                                            2001     2002       $          %
                                          ------   ------    -------      -----
Investment advisory and incentive fees    $186.1   $177.1    $  (9.0)     (4.9%)
Commissions                                 15.9     13.9       (2.0)     (12.9)
Distribution Fees and other income          22.4     19.0       (3.4)     (15.0)
                                          ------   ------    -------
Total revenues                            $224.4   $210.0    $ (14.4)      (6.4)
                                          ======   ======    =======

INVESTMENT ADVISORY FEES AND INCENTIVE FEES: Investment advisory fees are directly influenced by the level and mix of assets under management. Nearly 88% of assets managed by Gabelli are in equity products. Average assets managed, and therefore investment advisory fees, continued to be impacted by the overall decline in the world equity markets during 2002. Equity markets were down for a third straight year as the S&P 500, Russell 2002 and NASDAQ indices fell 22.1%, 20.5% and 31.1%, respectively. Against this backdrop, assets managed in our open-end equity mutual funds declined 22.2% to $6.5 billion in 2002, from $8.3 billion in 2001. Substantially all of this $1.8 billion decline was due to market performance as equity mutual fund cash outflows were less than $ 0.2 billion in 2002. The decline in equity-managed assets was largely offset by an increase in assets managed in our fixed income products. The result of lower equity valuations and a shift in mix to lower margin fixed income products led to a decline in mutual fund revenues of 12.8%, or $13.5 million, to $92.2 million in 2002 from $105.7 million in 2001. Investment advisory fees from our institutional and high-net-worth Separate Accounts rose $4.9 million to $77.4 million in 2002 compared to $72.5 million in 2001, benefiting from nearly $100 million in net new cash flows into its equity portfolios during the year. Advisory fees from alternative investment products increased 16% to $5.7 million from $4.9 million in 2001 due to higher overall levels of assets under management. Incentive allocations from alternative investment products, which generally represent 20% of the absolute gain in a portfolio, were lower at $1.8 million in 2002 compared with $3.0 million in 2001 as portfolio gains were impacted by the world equity markets.

COMMISSIONS: Commission revenues in 2002 were $13.9 million, $2.0 million, or 12.9% lower than commission revenues of $15.9 million in 2001. The lower commission revenues result from a decline in agency trading activity for accounts managed by affiliated companies. Commission revenues derived from transactions on behalf of our Mutual Funds and Separate Accounts clients totaled $11.9 million, or approximately 86% of total commission revenues in 2002.

DISTRIBUTION FEES AND OTHER INCOME: Distribution fees and other income declined 15.0% or $3.4 million to $19.0 million in 2002 from $22.4 million in 2001. The year-to-year decline was principally the result of lower average assets under management in open-end equity mutual funds.

EXPENSES
Total expenses were $120.3 million in 2002, a decrease of $10.7 million, or 8.1%, from total expenses of $131.0 million in 2001. Operating income as a percentage of total revenues rose to 43% in 2002 from 42% in 2001.

COMPENSATION: Compensation costs, which are largely variable in nature and increase or decrease as revenues grow or decline, decreased approximately $5.4 million, or 6.3%, to $80.4 million in 2002 from $85.8 million in 2001. We began to increase staffing in portfolio management, research and marketing during the second half of 2002 to further strengthen and expand our core competencies in these areas. This will impact operating margins in the short-term but are expected to strengthen our asset gathering capabilities and increase asset and revenue growth and improve operating margins over the longer term.

MANAGEMENT FEE: Management fee expense, which is totally variable and increases or decreases as pre-tax profits grow or decline, was $9.5 million in 2002 and $11.3 in 2001.

OTHER OPERATING EXPENSES: Other operating expenses, which include marketing, promotion and distribution costs as well as general operating expenses were $30.4 million in 2002, a decrease of approximately $3.5 million, or 10.4%, from $33.9 million in 2001. Included in other operating costs are distribution payments to third party intermediaries, which totaled $10.8 million in 2002, a decrease of $1.5 million, or 11.9%, from $12.3 million in 2001.

OTHER INCOME AND EXPENSE
Net gain from investments, which is principally derived from our proprietary investment portfolio, was approximately $1.4 million for the year ended December 31, 2002 compared to $5.2 million in 2001. In 2002 a gain of $0.6 million was realized from the repurchase of 218,200 shares of the mandatory convertible securities.

Interest and dividend income was $6.8 million in 2002 compared to $9.5 million in 2001.

Interest expense rose $5.8 million to $12.0 million in 2002, from $6.2 million in 2001. The increase in interest expense is attributable to the issuance of a $100 million convertible note in August 2001 and $90 million of mandatory convertible securities (NYSE: GBL.I) issued in February 2002. The convertible note paid interest at a rate of 6.5% per year through August 2002 and pays 6% thereafter. The note is convertible, at the holder's option, into shares of our class A common stock at $53 per share. The mandatory convertible securities pay interest at 6% and consist of both a contract to purchase shares of GBL on February 17, 2005 and 6% senior notes due February 17, 2007.

INCOME TAXES
The effective tax rate for 2002 was 37.6% down from the 2001 effective tax rate of 38.6% primarily from lower applicable state and local income taxes.

MINORITY INTEREST
Minority interest expense was $0.2 million in 2002 down 84.9% from $1.5 million in 2001. The decrease in expense is primarily attributable to our increased ownership in Gabelli Securities, Inc. During 2001 we raised our ownership interest to 92% from 77% through the issuance of approximately 400,000 shares of our class A common stock.

NET INCOME
Net income for 2002 was $53.3 million or $1.76 per diluted share versus $61.1 million or $2.03 per diluted share for 2001.

Shares outstanding on a diluted basis at December 31, 2002 were 30.3 million and did not include any shares from the assumed conversion of our convertible note for the full year 2002 as under the applicable accounting methodology used to compute dilution the convertible note was anti-dilutive. The full number of shares which may be issued upon conversion of this note is approximately 1.9 million. Shares issuable under the mandatory convertible securities are excluded from the diluted shares calculation under current accounting rules. Shares of our class A common stock issuable under the mandatory convertible securities pursuant to the settlement of the purchase contract in February 2005 will be between 1.8 million and 2.2 million. During 2002, we issued 600,844 shares from the exercise of stock options and repurchased 547,526 shares.

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets consist of cash, short-term investments, securities held for investment purposes and investments in mutual funds and alternative products, both proprietary and external. Short-term investments are comprised primarily of United States treasury securities with maturities of less than one year and money market funds managed by Gabelli. Although the alternative investments are for the most part illiquid, the underlying investments of such partnerships or funds are for the most part liquid and the valuations of these products reflect that underlying liquidity.

     Summary cash flow data is as follows:

                                                         2001          2002          2003
                                                      ----------    ----------    ----------
                                                                  (in thousands)
     Cash flows provided by (used in):
        Operating activities                          $  139,573    $  (38,347)   $   38,021
        Investing activities                                (375)       18,539       (64,252)
        Financing activities                              96,978        25,791       101,312
                                                      ----------    ----------    ----------
     Increase in cash and cash equivalents               236,176         5,983        75,081
     Cash and cash equivalents at beginning of year       69,271       305,447       311,430
                                                      ----------    ----------    ----------
     Cash and cash equivalents at end of year         $  305,447    $  311,430    $  386,511
                                                      ==========    ==========    ==========

Cash and liquidity requirements have historically been met through cash generated by operating income and our borrowing capacity. At December 31, 2003, we had cash and cash equivalents of $386.5 million, an increase of $75.1 million from the prior year end. We have established a collateral account, consisting of cash and cash equivalents totaling $102.8 million, to secure a letter of credit issued in favor of the holder of the $100 million convertible note. The letter of credit was extended and expires on August 14, 2004, which coincides with the date of a put option the note holder may exercise. Cash and securities held in the collateral account are restricted from other uses until the letter of credit expires.

Cash provided by operating activities of $38.0 million in 2003 results primarily from $49.8 million of net income partially offset by a reduction in payable to brokers of $11.4 million, a reduction in securities sold, not yet purchased of $4.4 million, equity in earnings of partnerships and affiliates of $5.7 million, an increase in investment advisory fees receivable of $6.0 million and an increase in notes and other receivables from affiliates of $4.1 million. Cash used in operating activities of $38.3 million in 2002 results primarily from $120.0 million used to purchase equity securities and U.S. Government obligations which, due to their maturities, are not classified as cash equivalents, offset by net income of $53.3 million, the cash savings from recognizing $18.7 million in deferred tax assets related to the repayment of the $50 million note payable and the tax benefit related to the exercise of non-qualified stock options of $4.5 million.

Cash used in investing activities of $64.3 million in 2003 is primarily due to an increase in available for sale securities of $55.9 million and an increase of investments, net of distributions, in certain partnerships and affiliates of $10.3 million. Cash provided by investing activities of $18.5 million in 2002 is primarily due to distributions from certain partnerships and affiliates of $27.2 million, offset by investments in certain partnerships and affiliates of $8.1 million.

Cash provided by financing activities of $101.3 million in 2003 was largely due to the issuance of $100 million of Senior Notes and $3.9 million received from the exercise of our stock options by employees partially offset by the purchase of an additional $1.9 million of our class A common stock, $0.5 million of mandatory convertible securities and $0.1 million from our first dividend payment. Cash provided by financing activities of $25.8 million in 2002 was largely due to the issuance of $90 million of mandatory convertible securities and $10.8 million received from the exercise of stock options on our class A common stock by employees partially offset by the payment of a $50 million note in January 2002, the purchase of an additional $17.2 million of our class A common stock and $5.3 million of mandatory convertible securities.

We continue to maintain our investment grade rating which we have received from two ratings agencies, Moody's Investors Services and Standard and Poor's Ratings Services. We believe that our ability to maintain our investment grade rating will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs.

Gabelli & Company is registered with the Commission as a broker-dealer and is a member of the NASD. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. As of December 31, 2003 and 2002, Gabelli & Company had net capital, as defined, of approximately $16.9 million and $13.5 million, respectively, exceeding the regulatory requirement by approximately $16.6 million and $13.2 million, respectively. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

Our subsidiary, Gabelli Asset Management (UK) Limited is a registered member of the Financial Services Authority. In connection with this registration in the United Kingdom, we have a minimum Liquid Capital Requirement of (pound)267,000, ($475,000 at December 31, 2003) and an Own Funds Requirement of (euro)50,000 ($63,000 at December 31, 2003). We have consistently met or exceeded these minimum requirements.

MARKET RISK

EQUITY PRICE RISK

We are subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. Our exposure to market risk is directly related to our role as financial intermediary and adviser for assets under management in our Mutual Funds, Separate Accounts, and Alternative Investments as well as our proprietary investment and trading activities. At December 31, 2003, our primary market risk exposure was for changes in equity prices and interest rates. At December 31, 2002 and 2003, we had equity investments, including mutual funds largely invested in equity products, of $69.2 million and $127.7 million, respectively. Investments in mutual funds, $38.5 million and $98.3 million at December 31, 2002 and 2003, respectively, generally lower market risk through the diversification of financial instruments within their portfolios. In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. We also hold investments in partnerships and affiliates which invest primarily in equity securities and which are subject to changes in equity prices. Investments in partnerships and affiliates totaled $47.9 million and $64.0 million at December 31, 2002 and 2003, respectively, of which $35.7 million and $29.1 million were invested in partnerships and affiliates which invest in event-driven merger arbitrage strategies. These strategies are primarily dependent upon deal closure rather than the overall market environment.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities excluding arbitrage products, for which the principal exposure is to deal closure and not overall market conditions, as of December 31, 2002 and 2003. The sensitivity analysis assumes a 10% increase or decrease in the value of these investments.

(IN THOUSANDS)
                                             FAIR VALUE ASSUMING  FAIR VALUE ASSUMING
                                               10% DECREASE IN      10% INCREASE IN
                                FAIR VALUE      EQUITY PRICES        EQUITY PRICES
                                ----------      -------------        -------------
AT DECEMBER 31, 2002:
Equity price sensitive
 investments, at fair value     $ 78,905.4       $ 71,014.9           $ 86,795.9
                                ----------       ----------           ----------
AT DECEMBER 31, 2003:
Equity price sensitive
 investments, at fair value     $156,328.3       $140,695.4           $171,961.1
                                ----------       ----------           ----------

Our revenues are largely driven by the market value of our assets under management and are therefore exposed to fluctuations in market prices of these assets, which are largely readily marketable equity securities. Investment advisory fees for mutual funds are based on average daily or weekly asset values. Advisory fees earned on institutional and separate accounts, for any given quarter, are determined based on asset values at the beginning of a quarter. Any significant increases or decreases in market value of assets managed which occur during a quarter will result in a relative increase or decrease in revenues for the following quarter.

Alternative Investment advisory fees are computed based on monthly or quarterly asset values. The incentive allocation or fee of 20% of the economic profit from alternative investments is impacted by changes in the market prices of the underlying investments of these products.

INTEREST RATE RISK

Our exposure to interest rate risk results, principally, from our investment of excess cash in government obligations. These investments are primarily short term in nature and the fair value of these investments generally approximates market value. Our mandatory convertible securities include a provision to reset the interest rate in November 2004. The reset rate will be determined by the rates the notes should bear in order for each note to have an aggregate market value of 100.5% of the principal amount of the note. If the reset rate were determined at December 31, 2003 the interest rate would have been approximately 5%.

COMMITMENTS AND CONTINGENCIES

We are obligated to make future payments under various contracts such as debt agreements and capital and operating lease agreements. The following table sets forth our significant contractual cash obligations as of December 31, 2003. (In thousands)

                                 Total         2004         2005         2006         2007         2008      Thereafter
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------
Contractual Obligations:
5.5% Senior notes              $ 100,000    $     --     $     --     $     --     $     --     $     --     $ 100,000
5% Convertible note              100,000          --           --           --           --           --       100,000
6.95%-Mandatory
  convertible securities          84,030          --           --           --        84,030          --           --
Capital lease obligations          7,140          765          765          765          765          765        3,315
Non-cancelable operating
  lease obligations                1,434          486          425          334          168           21          --
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------
Total                          $ 292,604    $   1,251    $   1,190    $   1,099    $  84,963    $     786    $ 203,315
                               =========    =========    =========    =========    =========    =========    =========

In addition, the 5% convertible note provides the holder certain put rights, at par plus accrued interest, on August 13, 2004. If exercised, we will be required to pay down the entire principal balance at that time. A collateral account consisting of cash and securities has been established in the amount of $102.8 million to secure a letter of credit in favor of the convertible note holder. The letter of credit will expire on August 14, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

We are the General Partner or co-General Partner of various limited partnerships whose underlying assets consist primarily of marketable securities. As General Partner or co-General Partner, we are contingently liable for all of the limited partnerships' liabilities.

Our income from these limited partnerships consists of our share of the management fee and the 20% incentive allocation from the limited partners. We also receive our pro-rata return on any investment made in the limited partnership. We earned management fees of $2.0 million in 2002 and $2.3 million in 2003 and incentive fees of $0.3 million and $1.5 million in 2002 and 2003, respectively. Our pro-rata loss on investments in these limited partnerships totaled $0.3 million in 2002 as compared to a gain of $2.3 million in 2003.

We do not invest in any other off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

In the ordinary course of business we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles. We base our estimates on historical experience, when available, and on other various assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions.

We believe the following critical assumptions and estimates are those applied to revenue recognition, the valuation of investments, goodwill and other long-lived intangibles, income taxes, stock option accounting and the possible impact of Financial Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities."

REVENUE RECOGNITION

Advisory fees from the Mutual Funds and sub-advisory accounts are computed daily or weekly, advisory fees from the Separate Accounts are generally computed quarterly based on account values as of the beginning of a quarter, and Alternative Investment fees are computed either monthly or quarterly. Revenues from our Alternative Investment products also generally include an incentive allocation or fee of 20% of the economic profit, as defined, which is recorded as earned. The incentive allocation and fees may increase or decrease during the year as the profits of the product increase or decrease. Revenues may also include performance fees and fulcrum fees from certain Separate Accounts and closed-end funds based upon meeting or exceeding certain contractual investment return thresholds over a stipulated period of time. Performance and fulcrum fees are finalized and received when the contract period is completed.

INVESTMENTS

We hold investments in investment partnerships and affiliates, whose underlying assets consist mainly of marketable securities, which are accounted for using the equity method, under which we record our share of the earnings or losses into income as earned. While many of these underlying investments are publicly traded and have readily available market valuations, some of their investments are non-publicly traded whose value may be difficult to determine. Investments are written down when management believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in an inability to recover the carrying value of the investment and thereby require an impairment charge to earnings.

GOODWILL AND OTHER LONG-LIVED INTANGIBLE ASSETS

Prior to the issuance of Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill and other long-lived intangible assets were amortized each year. The adoption of SFAS No. 142 at the beginning of 2002, eliminated the amortization of these assets and established requirements for having them tested for impairment at least annually. At December 31, 2003 management assessed the recoverability of goodwill and other intangible assets and determined that there was no impairment. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, it may result in an impairment charge for these assets to income.

INCOME TAXES

In the ordinary course of business, we prepare a number of tax returns, which are regularly audited by Federal, state and foreign tax authorities. The inherent complications in the various tax codes often create the need for subjective judgments in applying its provisions. While management believes that tax positions taken comply with tax law and are both reasonable and supported by the facts and circumstances of the situation, upon audit additional taxes may be assessed. While assessments may be proposed in the future, both the extent of and potential impact on financial results cannot be determined at this time.

STOCK BASED COMPENSATION

Effective January 1, 2003, we use a fair value based method of accounting for stock-based compensation provided to our employees in accordance with SFAS No. 123, "Accounting for Stock Based Compensation." The estimated fair value of option awards is determined using the Black Scholes option-pricing model. This sophisticated model utilizes a number of assumptions in arriving at its results, including the estimated life of the option, the risk free interest rate at the date of grant and the volatility of the underlying common stock. There may be other factors, which have not been considered, which may have an effect on the value of the options as well. The effects of changing any of the assumptions or factors employed by the Black Scholes model may result in a significantly different valuation for the options and a resulting difference in our net income.

RECENT ACCOUNTING DEVELOPMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, which rescinded SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt". Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item. As a result of the rescission, the criteria in APB Opinion No. 30 is used to classify gains and losses from debt extinguishments. Since the issuance of SFAS No. 4, the use of debt extinguishments has become a part of the risk management strategy of many companies, particularly those who participate in the secondary lending markets. Debt extinguishment no longer meets the criteria for classification as extraordinary items in APB Opinion No. 30. Accordingly, gains from the repurchase of our mandatory convertible securities in 2002 and 2003 of $613,000 and $96,000, respectively, have been included in net gain from investments and not as an extraordinary item. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements in 2002 and 2003 and is not expected to have a material impact on future consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), which provides accounting, and disclosure requirements for certain guarantees. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We indemnify our clearing brokers for losses they may sustain from the customer accounts introduced by our broker-dealer subsidiaries. In accordance with New York Stock Exchange rules customer balances are typically collateralized by customer securities or supported by other recourse provisions. In addition, we further limit margin balances to a maximum of 25% versus 50% permitted under exchange regulations. At December 31, 2003 the total amount of customer balances subject to indemnification (i.e. margin debits) was immaterial. The Company also has entered into arrangements with various other third parties which provide for indemnification against losses, costs, claims and liabilities arising from the performance of their obligations under our agreement, except for gross negligence or bad faith. The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote. Utilizing the methodology in FIN 45, our estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which provides alternative methods of transition to SFAS No. 123, "Accounting for Stock-Based Compensation" and also amends its disclosure provisions. In addition to the Prospective method originally provided under SFAS No. 123, SFAS No. 148 provides for a modified prospective and a retroactive restatement method. SFAS No. 148 further expands the disclosure requirements to require disclosure in condensed consolidated interim financial statements for any period in which stock-based awards are outstanding and accounted for using the intrinsic value method of APB Opinion No. 25. Effective January 1, 2003, we began expensing options on a modified prospective method using the fair value recognition provisions of SFAS No. 123.

In January 2003, the FASB issued Intepretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") addresses the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to variable interest entities ("VIE") and generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity (i.e., variable interests).

An entity is classified as a VIE if total equity is not sufficient to permit the entity to finance its activities without additional subordinated financial support or its equity investors lack the direct or indirect ability to make decisions about an entity's activities through voting rights, absorb the expected losses of the entity if they occur or receive the expected residual returns of the entity if they occur. Once an entity is determined to be a VIE, its assets, liabilities and results of operations should be consolidated with those of its primary beneficiary. The primary beneficiary of a VIE is the entity which either will absorb a majority of the VIE's expected losses or has the right to receive a majority of the VIE's expected residual returns. The expected losses and residual returns of a VIE include expected variability in its net income or loss, fees to decision makers and fees to guarantors of substantially all VIE assets or liabilities and are calculated in accordance with Statement of Financial Accounting Concept No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements."

On December 24, 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of this Interpretation and to exempt certain entities from its requirements.

Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004.

While Gabelli is generally not subject to a majority of the risks of the VIEs, we may be determined, for certain entities, to receive a majority of the expected residual returns based on the methodology for determining the primary beneficiary. Therefore, when implemented, the Interpretation may require consolidation of certain of our investment in partnerships and affiliates' assets and liabilities and results of operations with minority interest recorded for the ownership share applicable to other investors. The difference between consolidation and the equity method will impact detailed line items reported within the consolidated financial statements but not overall consolidated net income or stockholders' equity. Where consolidation is not required additional disclosures may be required. We anticipate consolidating investments in partnerships and affiliates, which are deemed to be VIEs and for which we are the primary beneficiary, in our 10-Q for the quarter ended March 31, 2004.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. Under SFAS No. 150 certain financial instruments shall be classified as a liability on the issuer's financials statements. The Company has adopted this statement, which did not have a material impact on the Company's financial statements.

SEASONALITY AND INFLATION

We do not believe our operations are subject to significant seasonal fluctuations. We do not believe inflation will significantly affect our compensation costs, as they are substantially variable in nature. However, the rate of inflation may affect our expenses such as information technology and occupancy costs. To the extent inflation results in rising interest rates and has other effects upon the securities markets, it may adversely affect our financial position and results of operations by reducing our assets under management, revenues or otherwise.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk."

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index on page F-1 of the Consolidated Financial Statements of Gabelli and the Notes thereto contained herein.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GABELLI ASSET MANANAGEMENT INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS










                                                                            PAGE
                                                                            ----


Report of Independent Auditors...........................................    F-2



CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Statements of Operations for the years
  ended December 31, 2001, 2002 and 2003.................................    F-3
Consolidated Statements of Financial Condition at
  December 31, 2002 and 2003.............................................    F-4
Consolidated Statements of Stockholders' Equity for
  the years ended December 31, 2001, 2002 and 2003.......................    F-5
Consolidated Statements of Cash Flows for the years
  ended December 31, 2001, 2002 and 2003.................................    F-6
Notes to Consolidated Financial Statements...............................    F-7






--------

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable have been omitted.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Gabelli Asset Management Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Gabelli Asset Management Inc. and Subsidiaries as of December 31, 2002 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gabelli Asset Management Inc. and Subsidiaries at December 31, 2002 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the financial statements, in 2003, the Company changed its method of accounting for stock-based employee compensation.




                                                               ERNST & YOUNG LLP



New York, New York
March 11, 2004

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------
                                                         2001              2002              2003
                                                     ------------      ------------      ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
Investment advisory and incentive fees .........     $    186,124      $    177,077      $    176,943
Commission revenue .............................           15,939            13,883            12,863
Distribution fees and other income .............           22,351            18,999            17,631
                                                     ------------      ------------      ------------
     Total revenues ............................          224,414           209,959           207,437
                                                     ------------      ------------      ------------


EXPENSES
Compensation costs .............................           85,754            80,387            89,169
Management fee .................................           11,325             9,533             9,002
Other operating expenses .......................           33,887            30,377            34,552
                                                     ------------      ------------      ------------
     Total expenses ............................          130,966           120,297           132,723
                                                     ------------      ------------      ------------
Operating income ...............................           93,448            89,662            74,714
                                                     ------------      ------------      ------------

OTHER INCOME (EXPENSE)
Net gain from investments ......................            5,187             1,353            15,610
Interest and dividend income ...................            9,461             6,757             5,530
Interest expense ...............................           (6,174)          (11,977)          (14,838)
                                                     ------------      ------------      ------------
     Total other income (expense), net .........            8,474            (3,867)            6,302
                                                     ------------      ------------      ------------

Income before income taxes and minority
  interest......................................          101,922            85,795            81,016
Income taxes ...................................           39,342            32,259            30,339
Minority interest ..............................            1,482               224               833
                                                     ------------      ------------      ------------
Net income .....................................     $     61,098      $     53,312      $     49,844
                                                     ============      ============      ============


Net income per share:
Basic ..........................................     $       2.06      $       1.77      $       1.66
                                                     ============      ============      ============

Diluted ........................................     $       2.03      $       1.76      $       1.65
                                                     ============      ============      ============


Weighted average shares outstanding:
Basic ..........................................           29,666            30,092            30,018
                                                     ============      ============      ============

Diluted ........................................           30,783            30,302            32,081
                                                     ============      ============      ============

                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION




                                                                                          DECEMBER 31,
                                                                                 ------------------------------
                                                                                     2002              2003
                                                                                 ------------      ------------
                                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS

Cash and cash equivalents, including restricted cash of $265 and $682 ......     $    311,430      $    386,511
Investments in securities, including restricted securities of $102,768
     and $102,132 ..........................................................          175,466           231,400
Investments in partnerships and affiliates .................................           47,932            64,012
Receivable from brokers ....................................................            4,919             1,232
Investment advisory fees receivable ........................................           15,603            21,565
Notes and other receivables from affiliates ................................           10,440            14,547
Capital lease ..............................................................            2,446             2,199
Intangible assets ..........................................................            4,650             4,650
Other assets ...............................................................            9,845            10,395
                                                                                 ------------      ------------
     Total assets ..........................................................     $    582,731      $    736,511
                                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers .........................................................     $     17,138      $      5,691
Income taxes payable .......................................................            9,196            12,323
Capital lease obligation ...................................................            3,433             3,058
Compensation payable .......................................................           18,459            25,552
Securities sold, not yet purchased .........................................            5,022               664
Accrued expenses and other liabilities .....................................           15,583            18,487
                                                                                 ------------      ------------
     Total operating liabilities ...........................................           68,831            65,775
                                                                                 ------------      ------------

5.5% Senior notes ..........................................................               --           100,000
5% Convertible note ........................................................          100,000           100,000
6.95% Mandatory convertible securities .....................................           84,545            84,030
                                                                                 ------------      ------------

     Total liabilities .....................................................          253,376           349,805

Minority interest ..........................................................            7,562             8,395

Stockholders' equity:
  Class A Common Stock, $.001 par value; 100,000,000 shares authorized;
    7,450,844 and 7,697,600 shares issued and outstanding, respectively.....                8                 8
  Class B Common Stock, $.001 par value; 100,000,000 shares authorized;
    23,150,000 and 23,128,500 shares issued and outstanding, respectively...               23                23
  Additional paid-in capital ...............................................          136,835           143,475
  Retained earnings ........................................................          207,561           257,266
  Accumulated comprehensive (loss) / gain ..................................             (638)            1,480
  Treasury stock, at cost (719,622 and 776,544 shares, respectively) .......          (21,996)          (23,941)
                                                                                 ------------      ------------
     Total stockholders' equity ............................................          321,793           378,311
                                                                                 ------------      ------------
     Total liabilities and stockholders' equity ............................     $    582,731      $    736,511
                                                                                 ============      ============

                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
                             (DOLLARS IN THOUSANDS)


                                                                               ACCUMULATED
                                                                                  OTHER
                                                      ADDITIONAL                  COMPRE-
                                            COMMON     PAID-IN      RETAINED      HENSIVE     TREASURY
                                            STOCK      CAPITAL      EARNINGS   (LOSS)/GAIN      STOCK        TOTAL
                                         ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2000 .........   $       30   $  117,046   $   93,151   $       --   $   (8,030)  $  202,197
                                         ----------   ----------   ----------   ----------   ----------   ----------
  Comprehensive income:
    Net income .......................           --           --       61,098           --           --       61,098
    Other comprehensive loss:
      Net unrealized losses on
        securities available for sale,
        net of management fees and
        income tax benefit of $136 ...           --           --           --         (168)          --         (168)
                                                                                                          ----------
    Total comprehensive income .......                                                                        60,930
  Exchange of treasury stock for
        minority  interests in a
        subsidiary ...................           --        8,955           --           --        6,268       15,223
  Purchase of treasury stock .........           --           --           --           --       (3,053)      (3,053)
                                         ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2001 .........           30      126,001      154,249         (168)      (4,815)     275,297
                                         ----------   ----------   ----------   ----------   ----------   ----------

  Comprehensive income:
    Net income .......................           --           --       53,312           --           --       53,312
    Other comprehensive loss:
      Net unrealized losses on
        securities available for sale,
        net of management fees and
        income tax benefit of $362....           --           --           --         (470)          --         (470)
                                                                                                          ----------
    Total comprehensive income .......                                                                        52,842
  Issuance of mandatory convertible
        securities ...................           --       (4,615)          --           --           --       (4,615)
  Purchase and retirement of mandatory
        convertible securities .......           --          143           --           --           --          143
  Exercise of stock options including
        tax benefit ..................            1       15,306           --           --           --       15,307
  Purchase of treasury stock .........           --           --           --           --      (17,181)     (17,181)
                                         ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2002 .........           31      136,835      207,561         (638)     (21,996)     321,793
                                         ----------   ----------   ----------   ----------   ----------   ----------

  Comprehensive income:
    Net income .......................           --           --       49,844           --           --       49,844
    Other comprehensive gain:
      Net unrealized gains on
        securities available for sale,
        net of management fees and
        income tax expense of $1,656..           --           --           --        2,118           --        2,118
                                                                                                          ----------
    Total comprehensive income .......                                                                        51,962
  Dividends paid .....................           --           --         (139)          --           --         (139)
  Stock option expense ...............           --        1,506           --           --           --        1,506
  Purchase and retirement of mandatory
        convertible securities .......           --           13           --           --           --           13
  Exercise of stock options including
        tax benefit ..................           --        5,121           --           --           --        5,121
  Purchase of treasury stock .........           --           --           --           --       (1,945)      (1,945)
                                         ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2003 .........   $       31   $  143,475   $  257,266   $    1,480   $  (23,941)  $  378,311
                                         ==========   ==========   ==========   ==========   ==========   ==========

                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                YEAR ENDED DECEMBER 31
                                                                      --------------------------------------------
                                                                          2001            2002            2003
                                                                      ------------    ------------    ------------
                                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
Net income ......................................................     $     61,098    $     53,312    $     49,844
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
  Equity in earnings of partnerships and affiliates .............           (1,949)         (1,135)         (5,729)
  Depreciation and amortization .................................              769             897             967
  Stock based compensation expense ..............................               --              --           1,506
  Deferred income taxes .........................................              721          19,882           1,079
  Tax benefit from stock options exercised ......................               --           4,488           1,223
  Minority interest in income of subsidiaries ...................            1,482             224             833
  Realized losses (gains) on available for sale securities.......              320              20             (31)
  Market value of donated securities ............................               --             412              --
(Increase) decrease in operating assets:
     Investments in securities ..................................           70,635        (119,935)          1,774
     Investment advisory fees receivable ........................              656            (953)         (5,962)
     Notes and other receivables from affiliates ................             (276)          1,419          (4,107)
     Other receivables ..........................................             (650)            417          (1,046)
     Receivable from broker .....................................            3,817          (4,883)          3,686
     Other assets ...............................................           (2,919)         (4,647)           (223)
Increase (decrease) in operating liabilities:
     Payable to broker ..........................................            8,554           8,584         (11,447)
     Income taxes payable .......................................           (2,629)          3,521             771
     Compensation payable .......................................           (4,457)         (2,641)          6,716
     Securities sold, but not yet purchased .....................               --           5,022          (4,358)
     Accrued expenses and other liabilities .....................            4,401          (2,351)          2,525
                                                                      ------------    ------------    ------------
Total adjustments ...............................................           78,475         (91,659)        (11,823)
                                                                      ------------    ------------    ------------
Net cash provided by (used in) operating activities .............          139,573         (38,347)         38,021
                                                                      ------------    ------------    ------------
INVESTING ACTIVITIES
Purchases of available for sale securities ......................           (1,394)         (1,237)        (55,851)
Proceeds from sales of available for sale securities ... ........            8,362             735           1,949
Distributions from partnerships and affiliates ..................           26,241          27,154          15,180
Investments in partnerships and affiliates ......................          (33,584)         (8,113)        (25,530)
                                                                      ------------    ------------    ------------
Net cash provided by (used in) investing activities .............             (375)         18,539         (64,252)
                                                                      ------------    ------------    ------------
FINANCING ACTIVITIES
Purchase of minority stockholders' interest .....................               31            (273)             --
Proceeds from issuance of convertible note ......................          100,000              --              --
Proceeds from issuance of mandatory convertible securities.......               --          87,738              --
Repayment of note payable .......................................               --         (50,000)             --
Issuance of Senior Notes ........................................               --              --         100,000
Proceeds from exercise of stock options .........................               --          10,819           3,898
Dividends paid ..................................................               --              --            (139)
Purchase of mandatory convertible securities ....................               --          (5,312)           (502)
Purchase of treasury stock ......................................           (3,053)        (17,181)         (1,945)
                                                                      ------------    ------------    ------------
Net cash provided by financing activities .......................           96,978          25,791         101,312
                                                                      ------------    ------------    ------------

Net increase in cash and cash equivalents .......................          236,176           5,983          75,081
Cash and cash equivalents at beginning of year ..................           69,271         305,447         311,430
                                                                      ------------    ------------    ------------
Cash and cash equivalents at end of year ........................     $    305,447    $    311,430    $    386,511
                                                                      ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest ..........................................     $      6,174    $     11,977    $     14,838
                                                                      ------------    ------------    ------------
Cash paid for income taxes ......................................     $     41,421    $      4,464    $     27,345
                                                                      ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Treasury stock exchanged for subsidiary stock held by
  minority stockholders .........................................     $     15,223    $         --    $         --
                                                                      ------------    ------------    ------------
Securities reclassified to available for sale ...................     $     14,278    $         --    $      3,788
                                                                      ------------    ------------    ------------

                             See accompanying notes

A.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Gabelli was incorporated in April 1998 in the state of New York, with no significant assets or liabilities and did not engage in any substantial business activities prior to the initial public offering ("Offering") of our shares. On February 9, 1999, we exchanged 24 million shares of our class B common stock, representing all of our then issued and outstanding common stock, with Gabelli Funds, Inc. ("GFI") and two of its subsidiaries in consideration for substantially all of the operating assets and liabilities of GFI, relating to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business (the "Reorganization"). Gabelli distributed net assets and liabilities, principally a proprietary investment portfolio, of approximately $165 million, including cash of $18 million, which has been recorded for accounting purposes as a deemed distribution to GFI. GFI was later renamed Gabelli Group Capital Partners, Inc. ("GGCP").

On February 17, 1999, we completed our sale of 6 million shares of class A common stock in the Offering and received proceeds, after fees and expenses, of approximately $96 million. Immediately after the Offering GFI owned 80% of the outstanding common stock of Gabelli. In addition, with the completion of the Offering, we became a "C" Corporation for Federal and state income tax purposes and are subject to substantially higher income tax rates.

The accompanying consolidated financial statements include the assets, liabilities and earnings of Gabelli our wholly-owned subsidiaries Gabelli Funds, LLC ("Funds Adviser"), GAMCO Investors, Inc. ("GAMCO"), and Gabelli's majority-owned subsidiaries consisting of Gabelli Securities, Inc. ("GSI"), Gabelli Fixed Income LLC ("Fixed Income") and Gabelli Advisers, Inc. ("Advisers").

At December 31, 2001, 2002 and 2003, we owned approximately 92% of GSI, 80% of Fixed Income and a 51% voting interest in Advisers (41% economic interest.) All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NATURE OF OPERATIONS

GAMCO, Funds Adviser, Fixed Income and Advisers are registered investment advisers under the Investment Advisers Act of 1940. Gabelli & Company, Inc. ("Gabelli & Company") and Gabelli Direct Inc. ("Gabelli Direct"), both wholly-owned subsidiaries of GSI, and Gabelli Fixed Income Distributors, Inc. ("Fixed Income Distributors"), a majority owned subsidiary of Fixed Income, are registered broker-dealers with the Securities and Exchange Commission ("SEC") and are members of the National Association of Securities Dealers, Inc. ("NASD"). Gabelli & Company acts as an introducing broker and all transactions for its customers are cleared through New York Stock Exchange member firms on a fully disclosed basis. Accordingly, open customer transactions are not reflected in the accompanying consolidated statements of financial condition. Gabelli & Company is exposed to credit losses on these open positions in the event of nonperformance by its customers. This exposure is reduced by the clearing brokers' policy of obtaining and maintaining adequate collateral until the open transaction is completed. Gabelli Direct and Fixed Income Distributors do not currently have any customers.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 2003 approximately $0.7 million of cash and cash equivalents was held as collateral to secure a letter of credit issued August 14, 2002 in favor of the holder of the $100 million convertible note. The letter of credit is due to expire on August 14, 2004.

SECURITIES TRANSACTIONS

Investments in securities are accounted for as either "trading securities" or "available for sale" and are stated at quoted market values. Securities that are not readily marketable are stated at their estimated fair values as determined by our management. The resulting unrealized gains and losses for trading securities are included in net gain from investments and the unrealized gains and losses for available for sale securities, net of management fees and tax, are reported as a separate component of stockholders' equity. Securities transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from securities transactions are recorded on the identified cost basis. Commissions and related clearing charges are recorded on a trade date basis.

At December 31, 2003 approximately $102.1 million of investments in securities was held as collateral to secure a letter of credit issued August 14, 2002 in favor of the holder of the $100 million convertible note. The letter of credit is due to expire on August 14, 2004.

Securities sold, but not yet purchased are stated at quoted market values and represent obligations of Gabelli to purchase the securities at prevailing market prices. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amounts recorded on the consolidated statements of financial condition. The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the sales commitments.

INVESTMENTS IN PARTNERSHIPS AND AFFILIATES

Investments in partnerships and affiliates, whose underlying assets consist mainly of marketable securities, are accounted for using the equity method, under which our share of net earnings or losses of these partnerships and affiliated entities is reflected in income as earned and distributions received are reductions of the investments. Investments in partnerships and affiliates for which market values are not readily available are stated at their estimated fair values as determined by our management.

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

INTANGIBLE ASSETS

Intangible assets consist primarily of the cost in excess of net assets acquired (i.e. goodwill). In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which established new accounting and reporting standards for goodwill and other intangible assets. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are instead reviewed at least annually for impairment in accordance with the provisions of the Statement. Those intangibles which are separately identifiable and have finite lives will continue to be amortized over their useful lives. The adoption of SFAS No. 142 did not have a material impact on our consolidated financial statements.

INCOME TAXES

We account for income taxes under the liability method prescribed by SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not.

MINORITY INTEREST

Minority interest represents the minority stockholders' ownership of Fixed Income, GSI and Advisers. With the exception of GSI, these minority stockholders are principally employees, officers and directors of Gabelli.

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

Diluted net income per share, in addition to the weighted average determined for basic net income per share, includes common stock equivalents which would arise from the exercise of stock options using the treasury stock method and, if dilutive, assumes the conversion of our convertible note for the period outstanding since its issuance in August 2001. An average of 398,000, 210,000 and 141,000 incremental shares were included as the dilutive effect of stock options in 2001, 2002 and 2003, respectively. In 2001 net income is adjusted for interest expense, net of management fees and taxes, of $1,365,000 and the weighted average shares outstanding includes 719,000 incremental shares as the dilutive effect of the convertible note from its date of issuance in August 2001. In 2002 the assumed conversion of the convertible note would be anti-dilutive and, accordingly, has not been included in computing diluted net income per share. In 2003 net income is adjusted for interest expense, net of management fees and taxes, of $3,157,000 and the weighted average shares outstanding includes 1,923,000 incremental shares as the dilutive effect of the convertible note from its date of issuance in August 2001.

STOCK BASED COMPENSATION

We currently sponsor stock option plans previously adopted and approved by our shareholders as a means to attract, retain and motivate employees. Effective January 1, 2003 we adopted the fair value recognition provisions of SFAS No. 123 in accordance with the transition and disclosure provisions under the recently issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure". Previously we had elected to use the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense was recognized where the exercise price equaled or exceeded the market price of the underlying stock on the date of grant. In 2003 we have recognized $1,554,000 in option expense. Refer also to Notes F and O.

BUSINESS SEGMENTS

We operate predominantly in one business segment, the investment advisory and asset management industry.

DISTRIBUTION COSTS

We incur certain promotion and distribution costs, which are expensed as incurred, related to the sale of shares of mutual funds advised by us (the "Funds").

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, which rescinded SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt". Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item. As a result of the rescission, the criteria in APB Opinion No. 30 is used to classify gains and losses from debt extinguishments. Since the issuance of SFAS No. 4, the use of debt extinguishments has become a part of the risk management strategy of many companies, particularly those who participate in the secondary lending markets. Debt extinguishment no longer meets the criteria for classification as extraordinary items in APB Opinion No. 30. Accordingly, gains from the repurchase of our mandatory convertible securities in 2002 and 2003 of $613,000 and $96,000, respectively, have been included in net gain from investments and not as an extraordinary item. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements in 2002 and 2003 and is not expected to have a material impact on future consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), which provides accounting, and disclosure requirements for certain guarantees. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We indemnify our clearing brokers for losses they may sustain from the customer accounts introduced by our broker-dealer subsidiaries. In accordance with New York Stock Exchange rules customer balances are typically collateralized by customer securities or supported by other recourse provisions. In addition, we further limit margin balances to a maximum of 25% versus 50% permitted under exchange regulations. At December 31, 2003 the total amount of customer balances subject to indemnification (i.e. margin debits) was immaterial. The Company also has entered into arrangements with various other third parties which provide for indemnification against losses, costs, claims and liabilities arising from the performance of their obligations under our agreement, except for gross negligence or bad faith. The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote. Utilizing the methodology in FIN 45, our estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which provides alternative methods of transition to SFAS No. 123, "Accounting for Stock-Based Compensation" and also amends its disclosure provisions. In addition to the Prospective method originally provided under SFAS No. 123, SFAS No. 148 provides for a modified prospective and a retroactive restatement method. SFAS No. 148 further expands the disclosure requirements to require disclosure in condensed consolidated interim financial statements for any period in which stock-based awards are outstanding and accounted for using the intrinsic value method of APB Opinion No. 25. Effective January 1, 2003, we began expensing options on a modified prospective method using the fair value recognition provisions of SFAS No. 123.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") addresses the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to variable interest entities ("VIE") and generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity (i.e., variable interests).

An entity is classified as a VIE if total equity is not sufficient to permit the entity to finance its activities without additional subordinated financial support or its equity investors lack the direct or indirect ability to make decisions about an entity's activities through voting rights, absorb the expected losses of the entity if they occur or receive the expected residual returns of the entity if they occur. Once an entity is determined to be a VIE, its assets, liabilities and results of operations should be consolidated with those of its primary beneficiary. The primary beneficiary of a VIE is the entity which either will absorb a majority of the VIE's expected losses or has the right to receive a majority of the VIE's expected residual returns. The expected losses and residual returns of a VIE include expected variability in its net income or loss, fees to decision makers and fees to guarantors of substantially all VIE assets or liabilities and are calculated in accordance with Statement of Financial Accounting Concept No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements."

On December 24, 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of this Interpretation and to exempt certain entities from its requirements.

Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004.

While Gabelli is generally not subject to a majority of the risks of the VIEs, we may be determined, for certain entities, to receive a majority of the expected residual returns based on the methodology for determining the primary beneficiary. Therefore, when implemented, the Interpretation may require consolidation of certain of our investment in partnerships and affiliates' assets and liabilities and results of operations with minority interest recorded for the ownership share applicable to other investors. The difference between consolidation and the equity method will impact detailed line items reported within the consolidated financial statements but not overall consolidated net income or stockholders' equity. Where consolidation is not required additional disclosures may be required. Financial information pertaining to our investments in partnerships and affiliates is presented in Note C.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. Under SFAS No. 150 certain financial instruments shall be classified as a liability on the issuer's financials statements. The Company has adopted this statement, which did not have a material impact on the Company's financial statements.

B.  INVESTMENTS IN SECURITIES

Investments in securities at December 31, 2002 and 2003 consisted of the following:

                                                2002                      2003
                                      -----------------------   -----------------------
                                                     MARKET                    MARKET
                                         COST        VALUE         COST        VALUE
                                      ----------   ----------   ----------   ----------
                                                        (IN THOUSANDS)
Trading securities:
U.S. Government obligations .......   $  104,323   $  104,706   $  103,412   $  103,684
Common stocks .....................       28,859       28,231       10,204       11,584
Mutual funds ......................       32,726       32,582       41,806       42,415
Corporate bonds ...................        1,598        1,599           --           --
Other investments .................        2,425        2,425        2,425        6,297
                                      ----------   ----------   ----------   ----------
Total trading securities ..........      169,931      169,543      157,847      163,980
                                      ----------   ----------   ----------   ----------

Available for sale securities:
Common stocks .....................           --           --       10,781       11,570
Mutual funds ......................        7,059        5,923       52,829       55,850
                                      ----------   ----------   ----------   ----------
Total available for sale securities        7,059        5,923       63,610       67,420
                                      ----------   ----------   ----------   ----------

Total investments in securities ...   $  176,990   $  175,466   $  221,457   $  231,400
                                      ==========   ==========   ==========   ==========

At December 31, 2002 and 2003 the market value of investments available for sale was $5.9 million and $67.4 million, respectively. An unrealized holding loss, net of management fees and taxes, of $0.6 million in 2002 and an unrealized holding gain, net of management fees and taxes of $1.5 million in 2003 has been included in stockholders' equity. Proceeds from sales of investments available for sale were approximately $0.7 million and $1.9 million for the years ended December 31, 2002 and 2003, respectively. Realized gains on the sale of investments available for sale amounted to $0.1 million and $0.2 million and realized losses were $0.1 million and $0.2 million during 2002 and 2003, respectively.

C.  INVESTMENTS IN PARTNERSHIPS AND AFFILIATES

We are General Partner or co-General Partner of various limited partnerships whose underlying assets consist primarily of marketable securities. As General Partner or co-General Partner, we are contingently liable for all of the partnerships' liabilities. Summary financial information, including our carrying value and income from these partnerships at December 31, 2002 and 2003 and for the years then ended, is as follows (in thousands):

                                                      2002              2003
                                                   ----------        ----------
Total assets..................................    $  271,764        $  285,024
Total liabilities.............................        44,577            52,447
Equity........................................       227,187           232,577
Net earnings..................................           774            18,989
Company's carrying value......................        28,300            30,575
Company's income..............................            25             3,635

Income from the above partnerships for the year ended December 31, 2001 was approximately $94,000.

Our income from these partnerships consists of our pro rata capital allocation and our share of a 20% incentive allocation from the limited partners. The general partners also receive an annual administrative fee based on a percentage of each partnership's net assets. For the years ended December 31, 2001, 2002 and 2003, we earned administrative fees of approximately $2,193,000, $2,041,000, and $2,259,000, respectively.

At December 31, 2002 and 2003, we had various limited partner interests in unaffiliated limited partnerships aggregating approximately $1,596,000 and $21,564,000, respectively. For the years ended December 31, 2001, 2002 and 2003, the net gains recorded by us in these investments approximated $100,000, $423,000, and $1,112,000, respectively.

At December 31, 2002 and 2003, we had investments in various affiliated offshore funds aggregating $18,036,000 and $11,873,000, respectively. As the investment manager, we earn an annual administrative fee based on a percentage of net assets and are entitled to a performance fee based on the absolute gain in the portfolio. For the years ended December 31, 2001, 2002 and 2003, we earned administrative and performance fees of $4,311,000, $3,613,000 and $4,718,000, respectively.

D.  INCOME TAXES

We account for income taxes under the liability method prescribed by Financial Accounting Standards Board Statement No. 109 ("SFAS 109"). Under SFAS 109, deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes.

Gabelli and our greater than 80% owned subsidiaries file a consolidated federal income tax return. Advisers, our less than 80% owned subsidiary files a separate federal income tax return. Accordingly, the income tax provision represents the aggregate of the amounts provided for all companies.

The provision (benefit) for income taxes for the years ended December 31, 2001, 2002 and 2003 consisted of the following:
                                             2001         2002         2003
                                          ----------   ----------   ----------
                                                     (IN THOUSANDS)
    Federal:
       Current ......................     $   33,089   $   10,284   $   24,915
       Deferred .....................            842       17,027        1,108
    State and local:
       Current ......................          5,426        2,093        4,345
       Deferred .....................            (15)       2,855          (29)
                                          ----------   ----------   ----------
                                          $   39,342   $   32,259   $   30,339
                                          ==========   ==========   ==========

Our effective tax rate for each of the years ended December 31, 2001, 2002 and 2003 was 38.6%, 37.6% and 37.4%, respectively. A reconciliation of the Federal statutory income tax rate to the effective tax rate is set forth below:

                                                   2001       2002       2003
                                                 --------   --------   --------
    Statutory Federal income tax rate...........     35.0%      35.0%      35.0%
    State income tax, net of Federal benefit....      3.4        3.7        3.4
    Other.......................................      0.2       (1.1)      (1.0)
                                                 --------   --------   --------
    Effective income tax rate...................     38.6%      37.6%      37.4%
                                                 ========   ========   ========

Significant components of our deferred tax assets and liabilities were as follows:
                                                              2002       2003
                                                            --------   --------
                                                               (in thousands)
    Deferred tax assets:
       Investments in securities available for sale.......  $   (400)  $  1,426
       Other .............................................      (523)    (1,344)
                                                            --------   --------
       Total deferred tax assets .........................      (923)        82
                                                            --------   --------
    Deferred tax liabilities:
       Investments in securities and partnerships.........     1,290      2,677
       Other .............................................       470        983
                                                            --------   --------
       Total deferred tax liabilities ....................     1,760      3,660
                                                            --------   --------
    Net deferred tax liabilities .........................  $    837   $  3,742
                                                            ========   ========

E. DEBT

Debt consists of the following:

                                                           2002         2003
                                                        ----------   ----------
    Senior Notes......................................  $       --   $  100,000
    Convertible note .................................     100,000      100,000
    Mandatory convertible securities .................      84,545       84,030
                                                        ----------   ----------
    Total.............................................  $  184,545   $  284,030
                                                        ==========   ==========

NOTE PAYABLE

In conjunction with the Reorganization, we entered into an Employment Agreement with our Chairman and Chief Executive Officer ("Chairman") which, in part, provides that the Chairman would be paid $50 million on January 2, 2002. Interest was payable quarterly at an annual rate of 6% from the date of the Agreement. This payment, plus related costs and net of a related deferred tax benefit of $19.8 million, has been reflected as a one time charge to earnings in the first quarter of 1999 and the liability has been recorded as a note payable. The note was paid in full on January 2, 2002. Interest expense recorded on this note was $3,000,000 for the year ended December 31, 2001.

SENIOR NOTES

On May 15, 2003, we issued 10-year, $100 million senior notes. The senior notes, due May 15, 2013, pay interest semi-annually at 5.5%.

CONVERTIBLE NOTE

On August 13, 2001, we issued a 10-year, $100 million convertible note to Cascade Investment LLC ("Cascade"). The convertible note, due August 14, 2011, pays interest semi-annually at 6.5% for the first year and 6% thereafter and is convertible into our class A common stock at $53 per share. In August 2003 the interest rate on the note was lowered to 5% and the conversion price was lowered by $1 per share to $52 per share. The note provides the holder with certain put rights, at par plus accrued interest, on August 13, 2004. If this note were converted, Cascade would own approximately 6% of our aggregate outstanding common stock.

On August 9, 2002, the Board of Directors authorized Gabelli to establish a collateral account consisting of cash or securities totaling $103 million, lowered to $102.5 million in August 2003, to secure a letter of credit in favor of Cascade. We have paid $79,000 in 2002, $234,000 in 2003 and expect to pay fees of approximately $175,000 in 2004 for the letter of credit which will expire August 14, 2004. At that time the collateral account will be closed and any cash or securities held will be available for general corporate use.

COMPANY OBLIGATIONS UNDER MANDATORY CONVERTIBLE SECURITIES

On February 6, 2002 we completed our public offering of 3.6 million mandatory convertible securities. The securities are listed on the New York Stock Exchange under the symbol "GBL.I". These securities initially consist of (a) a purchase contract under which the holder will purchase shares of our class A common stock on February 17, 2005 and (b) senior notes due February 17, 2007. The notes pay interest quarterly at a rate of 6% per year, which rate is expected to be reset on or about November 17, 2004. Each purchase contract obligates its holder to purchase, on February 17, 2005, newly issued shares of our class A common stock. The total number of shares to be issued will be between 1.8 million and 2.2 million, subject to adjustment in certain circumstances and depends upon the applicable market value at that date. In connection with the offering we received $90,000,000 before underwriting and other expenses of approximately $3,100,000. For accounting purposes the net present value of the purchase contract adjustments and their related offering costs, totaling $4.6 million, have been recorded as a reduction to additional paid in capital. Costs incurred in connection with the issuance of the senior notes have been capitalized as deferred financing costs and will be amortized as an adjustment to interest expense over the term of the notes. During 2002 and 2003 approximately $81,000 and $93,000, respectively, have been amortized to interest expense.

In May 2002 the Board of Directors approved the repurchase of up to 200,000 shares of the mandatory convertible securities from time to time in the open market. On August 9, 2002 the Board of Directors increased the number of shares authorized to be repurchased by an additional 200,000. Through December 31, 2003 we repurchased 238,800 shares at an average price of $21.92 per share and an aggregate cost of $5.2 million. In 2002 and 2003 a gain of approximately $613,000 and $96,000, respectively, attributable to the extinguishment of the debt component of each mandatory convertible security repurchased has been included in net gain from investments.

F.  STOCKHOLDERS' EQUITY

STOCK AWARD AND INCENTIVE PLAN

We maintain two Stock Award and Incentive Plans (the "Plans"), approved by the shareholders, which are designed to provide incentives which will attract and retain individuals key to the success of Gabelli through direct or indirect ownership of our common stock. Benefits under the Plans may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards. A maximum of 1,500,000 shares of class A common stock have been reserved for issuance under each of the Plans by a committee of the Board of Directors responsible for administering the Plans. Under the Plans, the committee may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine. Options granted under the Plans vest 75% after three years and 100% after four years from the date of grant and expire after ten years.

A summary of the stock option activity for the years ended December 31, 2002 and 2003 is as follows:

                                                                WEIGHTED AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                    ----------     ----------
    Outstanding, December 31, 2001.................  1,246,000     $    18.34
    Granted........................................     10,000     $    30.40
    Forfeited......................................    (39,750)    $    23.73
    Exercised......................................   (600,844)    $    16.28
                                                    ----------
    Outstanding, December 31, 2002.................    615,406     $    20.21
    Granted........................................    633,000     $    28.96
    Forfeited......................................    (73,500)    $    29.36
    Exercised......................................   (225,256)    $    16.24
                                                    ----------
    Outstanding, December 31, 2003.................    949,650     $    22.45
                                                    ==========
    Shares available for future issuance
      at December 31, 2003.........................  1,224,250
                                                    ==========


At December 31, 2002 and 2003 there were 104,344 and 211,444, respectively, exercisable outstanding stock options with a weighted average exercise price of $16.28 per share and $16.44 per share, respectively.

The weighted average estimated fair value of the options granted at their grant date using the Black-Scholes option-pricing model was as follows:

                                                    2001       2002       2003
                                                    ----       ----       ----
    Weighted average fair value of
       options granted:                           $ 18.29    $ 15.19    $ 10.96

    Assumptions made:
       Expected volatility...................       45%        39%        38%
       Risk free interest rate...............      5.00%      3.54%      2.99%
       Expected life.........................     8 years    8 years    5 years
       Dividend yield........................        0%         0%         0%

The dividend yield reflected the assumption at that time that no payout would be made in the foreseeable future. The expected life is an estimate established at the date of grant and is not necessarily indicative of exercise patterns which may, in fact, occur. The weighted average remaining contractual life of the outstanding options at December 31, 2003 was 7.9 years.

Prior to January 1, 2003 we applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock option plan. Accordingly, no compensation expense was recognized where the exercise price equals or exceeds the market price of the underlying stock on the date of grant.

Effective January 1, 2003 we adopted the fair value recognition provisions of SFAS No. 123 in accordance with the transition and disclosure provisions under the recently issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure".

If we had elected for 2001 and 2002 to account for our stock options under the fair value method of SFAS No. 123 "Accounting for Stock Based Compensation," our net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                      2001          2002
                                                   ----------    ----------
    Net income (in thousands):
      As reported.............................     $   61,098    $   53,312
      Pro forma...............................     $   59,318    $   52,614

    Net income per share - Basic
      As reported.............................     $     2.06    $     1.77
      Pro forma...............................     $     2.00    $     1.74

    Net income per share - Diluted
      As reported.............................     $     2.03    $     1.76
      Pro forma...............................     $     1.97    $     1.73


STOCK REPURCHASE PROGRAM

In 1999 the Board of Directors established the Stock Repurchase Program through which we have been authorized to purchase up to $9 million of our class A common stock. We completed the Stock Repurchase Program during the first quarter of 2001 and on March 2, 2001 the Board of Directors authorized the repurchase of an additional $3 million of our class A common stock. On September 17, 2001 the Board of Directors raised the amount authorized to repurchase shares to $10 million. In 2002 the Board of Directors raised the amount authorized by $5 million in July and an additional $10 million in December. We also repurchased 300,000 shares of our class B common stock held by GGCP, our parent, which was converted to class A common stock in December 2002 at $28.20 per share and an aggregate cost of $8.46 million. The repurchase of these shares are not included in determining the total dollars available under the Stock Repurchase Program. There remains $12.1 million available under this program at December 31, 2003. Under the program we have repurchased 877,348 shares at an average price of $24.78 per share and an aggregate cost of $21.7 million through December 31, 2003.

SHELF REGISTRATION

On December 28, 2001, we filed a "shelf" registration statement registering $400 million in aggregate amount of debt and other securities. The issuance of the mandatory convertible securities used $180 million and the issuance of the 5.5% Senior Notes used $100 million of the shelf registration leaving $120 million for future use. Such securities may be issued as debt securities, trust preferred securities or class A common stock.

EXCHANGE OF COMMON STOCK FOR MINORITY STOCKHOLDERS' INTERESTS IN SUBSIDIARY

In May 2001, the Board of Directors, in an effort to simplify our capital structure, authorized an offer to exchange four shares of our class A common stock for each share of Common Stock of our majority owned subsidiary GSI we did not already own. Under the terms of the exchange offer, which ended on August 31, 2001, all shares of Gabelli issued were restricted from sale for two years from the date of issuance. In connection with this offer we issued 400,504 shares of our class A common stock held in treasury and increased our ownership interest in GSI from 77% to 92%. The transaction was accounted for under the purchase method of accounting. The cost in excess of net assets acquired was approximately $3.5 million and has been included in intangible assets.

Certain shareholders of GSI are required to sell, upon disassociation with us, their shares to GSI at book value (approximately $2.1 million at December 31, 2003).

G.  CAPITAL LEASE

We lease office space from a company owned by stockholders of GGCP. We have recorded a capital lease asset and liability for the fair value of the leased property. Amortization of the capital lease is computed on the straight-line method over the term of the lease, which expires on April 30, 2013. The lease provides that all operating expenses relating to the property (such as property taxes, utilities and maintenance) are to be paid by the lessee, Gabelli.

Future minimum lease payments for this capitalized lease at December 31, 2003 are as follows:

                                                             (IN THOUSANDS)
    2004..................................................      $   765
    2005..................................................          765
    2006..................................................          765
    2007..................................................          765
    2008..................................................          765
    Thereafter............................................        3,315
                                                                -------
    Total minimum obligations.............................        7,140
    Interest..............................................        1,908
                                                                -------
    Present value of net obligations......................      $ 5,232
                                                                =======


Lease payments under this agreement amounted to approximately $720,000 and $756,000 for each of the years ended December 31, 2002 and 2003, respectively. Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $260,000, of which approximately $103,000 is due from an affiliated entity. Total minimum obligations exclude the operating expenses to be borne by us, which are estimated to be approximately $650,000 per year.

H.  COMMITMENTS

We rent office space under leases which expire at various dates through May 2008. Future minimum lease commitments under these operating leases as of December 31, 2003 are as follows:

                                                             (IN THOUSANDS)
    2004..................................................      $   486
    2005..................................................          425
    2006..................................................          334
    2007..................................................          168
    2008..................................................           21
    Thereafter............................................           --
                                                                -------
                                                                $ 1,434
                                                                =======

Equipment rentals and occupancy expense amounted to approximately $1,656,000, $1,165,000 and $1,143,000, respectively, for the years ended December 31, 2001, 2002 and 2003.

I.  RELATED PARTY TRANSACTIONS

We serve as the investment adviser for the Funds and earn advisory fees based on predetermined percentages of the average net assets of the Funds. In addition, Gabelli & Company has entered into distribution agreements with each of the Funds. As principal distributor, Gabelli & Company incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a fee from the Funds or reimbursement from the investment adviser. Gabelli & Company earns a majority of its commission revenue from transactions executed on behalf of clients of affiliated companies.

We had an aggregate investment in the Funds of approximately $342,153,000 and $475,384,000 at December 31, 2002 and 2003, respectively, of which approximately $305,339,000 and $378,637,000 is invested in money market mutual funds at December 31, 2002 and 2003, respectively.

Prior to the Reorganization, we were required to pay the Chairman a management fee, which was equal to 20% of the pretax profits of each of our operating divisions before consideration of this management fee. Immediately preceding the Offering and in conjunction with the Reorganization, Gabelli and our Chairman entered into an Employment Agreement. We have an Employment Agreement with our Chairman, which provides that we will pay the Chairman 10% of our aggregate pre-tax profits while he is an executive of Gabelli and devoting the substantial majority of his working time to the business of Gabelli. The Employment Agreement further provided that we pay the Chairman $50 million on January 2, 2002. The management fee was approximately $11,325,000, $9,533,000, and $9,002,000 for the years ended December 31, 2001, 2002 and 2003, respectively. The Chairman also received portfolio management compensation and account executive fees of approximately $35,790,000, $28,195,000, and $28,618,000, respectively, for the years ended December 31, 2001, 2002 and 2003, which have been included in compensation costs.

We had approximately $1,216,000 in various notes receivable (including accrued interest) outstanding at December 31, 2001 from certain executive officers and employees in connection with the acquisition of ownership interests in our various subsidiaries and affiliates. Interest rates on these notes ranged from 5% to 10%. All employee notes receivable (including accrued interest) were repaid in full during 2002.

J.  FINANCIAL REQUIREMENTS

As a registered broker-dealer, Gabelli & Company is subject to Uniform Net Capital Rule 15c3-1 (the "Rule") of the Securities and Exchange Commission. Gabelli & Company computes its net capital under the alternative method permitted by the Rule which requires minimum net capital of $250,000. We have consistently met or exceeded this requirement.

In connection with the registration of our subsidiary, Gabelli Asset Management
(UK) Limited with the Financial Services Authority we are required to maintain a minimum Liquid Capital Requirement of (pound)267,000, ($475,000 at December 31,
2003) and an Own Funds Requirement of (euro)50,000 ($63,000 at December 31,
2003). We have consistently met or exceeded these requirements.

K.  ADMINISTRATION FEES

We have entered into administration agreements with other companies (the "Administrators"), whereby the Administrators provide certain services on behalf of several of the Funds. Such services do not include the investment advisory and portfolio management services provided by Gabelli. The fees are negotiated based on predetermined percentages of the net assets of each of the Funds.

L.  PROFIT SHARING PLAN AND INCENTIVE SAVINGS PLAN

We have a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all employees. Company contributions to the plans are determined annually by the Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. We accrued contributions of approximately $60,000, $50,000 and $63,000, to the plans for the years ended December 31, 2001, 2002 and 2003, respectively.

M.  DERIVATIVE FINANCIAL INSTRUMENTS

In 2002 our trading activities included transactions in domestic equity index futures contracts and foreign currency contracts. These financial instruments represent future commitments to purchase or sell an underlying index or currency for specified amounts at specified future dates. Such contracts create off-balance sheet risk for us as the future satisfaction of these contracts may be for amounts in excess of the amounts recognized in the consolidated statements of financial condition.

In connection with these activities, we incurred gains of approximately $122,000, during the year ended December 31, 2002. There were no gains or losses for the years ended December 31, 2001 and 2003. Such gains and losses were reflected as part of net gain from investments in the consolidated statements of operations.

N.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 2003 and 2002 is presented below.

                                                               2003 QUARTER
                                          -----------------------------------------------------
(in thousands, except per share data)        1ST        2ND        3RD        4TH     FULL YEAR
                                          ---------  ---------  ---------  ---------  ---------
Revenues................................  $  46,053  $  47,956  $  51,823  $  61,605  $ 207,437
Operating income (a)....................     18,009     18,502     21,596     25,609     83,716
Net income..............................      9,327     11,557     12,302     16,658     49,844
Net income per share:
   Basic................................       0.31       0.38       0.41       0.55       1.66
   Diluted..............................       0.31       0.38       0.41       0.54       1.65


                                                               2002 QUARTER
                                          -----------------------------------------------------
Revenues................................  $  58,032  $  57,402  $  47,320  $  47,205  $ 209,959
Operating income (a)....................     28,117     26,869     22,275     21,934     99,195
Net income..............................     15,389     13,941     11,493     12,489     53,312
Net income per share:
   Basic................................       0.51       0.46       0.38       0.42       1.77
   Diluted..............................       0.51       0.46       0.38       0.41       1.76


(a) Excludes management fee expense which is based on income before income taxes and minority interest.


O.  SUBSEQUENT EVENTS

In January 2004, the Board of Directors of GSI, our majority owned subsidiary, authorized a dividend of $50 per share which was paid on March 15, 2004 to shareholders of record on March 1, 2004.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9A:  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors and Executive Officers of Gabelli and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the sections captioned "Election of Directors", "Information Regarding Executive Officers", "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2004 Annual Meeting of Shareholders (the "Proxy Statement").

Gabelli has adopted a Code of Business Conduct (the "Code of Conduct") that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct is posted on our website (www.gabelli.com) and available in print free of charge to any shareholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Conduct to: Secretary, Gabelli Asset Management Inc., One Corporate Center, Rye, New York 10580-1422. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Conduct by posting such information on our website.


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


ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Independent Accountants" in the Proxy Statement is incorporated herein by reference.

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

          (3)  List of Exhibits:

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
------    ----------------------

3.1  --   Restated Certificate of Incorporation of the Company. (Incorporated by
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
          by reference to Exhibit 1.2 to the Company's Form 10-Q/A for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission on November 16, 2001) and as amended (Incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q for the quarter ended June 31, 2003 filed with the Securities and Exchange Commission on August 14, 2003).

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

10.8 -- FIRST AMENDMENT, dated as of July 1, 2003, to the Note Purchase Agreement, dated as of August 10, 2001 by and among Cascade Investment LLC, a Washington limited liability company, Gabelli Asset Management Inc., a New York corporation, Mario J. Gabelli , Gabelli Group Capital Partners, Inc., a New York corporation and Rye Holdings, Inc., a New York corporation and Rye Capital Partners, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003).

12.1 --   Computation of Ratios of Earnings to Fixed Charges.

21.1 --   Subsidiaries of the Company.

23.1 --   Consent of Ernst & Young, LLP.

24.1 --   Powers of Attorney (included on page II-3 of this Report).

31.1 --   Certification of CEO pursuant to Rule 13a-14(a).

31.2 --   Certification of CAO pursuant to Rule 13a-14(a).

32.1 -- Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -- Certification of CAO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
------------------

(B)  REPORTS ON FORM 8-K:


We filed the following Current Reports on Form 8-K during the three months ended December 31, 2003.

                    1. Current Report on Form 8-K dated October 15, 2003 containing the press release disclosing our operating results for the third quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on March 15, 2004.

                                           GABELLI ASSET MANAGEMENT INC.

                                           By:/s/ Michael R. Anastasio
                                           Name: Michael R. Anastasio
                                           Title: Chief Accounting Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Michael R. Anastasio and James E. McKee and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                         DATE
        ---------                       -----                         ----

/s/ Mario J. Gabelli          Chairman of the Board,             March 15, 2004
-------------------------     Chief Executive Officer
    Mario J. Gabelli          and Chief Investment Officer
                              (Principal Executive Officer)


/s/ Michael R. Anastasio      Chief Accounting Officer           March 15, 2004
-------------------------     (Principal Financial Officer
    Michael R. Anastasio       and Principal Accounting
                               Officer)


/s/ Raymond C. Avansino       Director                           March 15, 2004
-------------------------
    Raymond C. Avansino


/s/ John C. Ferrara           Director                           March 15, 2004
-------------------------
    John C. Ferrara


/s/ John D. Gabelli           Director                           March 15, 2004
-------------------------
    John D. Gabelli


/s/ Paul B. Guenther          Director                           March 15, 2004
-------------------------
    Paul B. Guenther


/s/ Eamon M. Kelly            Director                           March 15, 2004
-------------------------
    Eamon M. Kelly


/s/ Karl Otto Pohl            Director                           March 15, 2004
-------------------------
    Karl Otto Pohl


/s/ Frederic V. Salerno       Director                           March 15, 2004
-------------------------
    Frederic V. Salerno


/s/ Vincent Tese              Director                           March 15, 2004
-------------------------
    Vincent Tese