Form 10-Q
period 2003-12-31
GABELLI ASSET MANAGEMENT INC
filed 2004-05-10
CIK 1060349

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2004
                                       --------------

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

Yes  X    No
   -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes  X    No
                                        -----    -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

          Class                                    Outstanding at April 30, 2004
          -----                                    -----------------------------
Class A Common Stock, .001 par value                         6,799,653
Class B Common Stock, .001 par value                        23,128,500

================================================================================

                                      INDEX
                                      -----

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION
---------------------------------


Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations:
              - Three months ended March 31, 2004 and 2003


            Condensed Consolidated Statements of Financial Condition:
              - March 31, 2004
              - March 31, 2003
              - December 31, 2003 (Audited)

            Condensed Consolidated Statements of Cash Flows:
              - Three months ended March 31, 2004 and 2003


            Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and
            Qualitative Disclosures about Market Risk)

Item 4.     Controls and Procedures


PART II.    OTHER INFORMATION
-----------------------------

Item 6.     Exhibits and Reports on Form 8-K




SIGNATURES
----------

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    -----------------------------
                                                                       2004               2003
                                                                    ----------         ----------
REVENUES
  Investment advisory and incentive fees ...................        $   53,928         $   39,501
  Commission revenue .......................................             4,284              2,420
  Distribution fees and other income .......................             5,327              4,132
                                                                    ----------         ----------
     Total revenues ........................................            63,539             46,053
EXPENSES
  Compensation and related costs ...........................            25,944             20,525
  Management fee ...........................................             2,836              1,669
  Other operating expenses .................................             9,482              7,519
                                                                    ----------         ----------
     Total expenses ........................................            38,262             29,713

Operating income ...........................................            25,277             16,340
OTHER INCOME (EXPENSE)
  Net gain (loss) from investments .........................             2,610                434
  Interest and dividend income .............................             1,680              1,256
  Interest expense .........................................            (4,046)            (3,011)
                                                                    ----------         ----------
     Total other income (expense), net .....................               244             (1,321)
                                                                    ----------         ----------
Income before income taxes and minority interest ...........            25,521             15,019
  Income tax provision .....................................             9,296              5,647
  Minority interest ........................................               154                 45
                                                                    ----------         ----------
    Net income .............................................        $   16,071         $    9,327
                                                                    ==========         ==========

Net income per share:
  Basic ....................................................        $     0.53         $     0.31
                                                                    ==========         ==========

  Diluted ..................................................        $     0.52         $     0.31
                                                                    ==========         ==========

Weighted average shares outstanding:
  Basic ....................................................            30,064             29,918
                                                                    ==========         ==========

  Diluted ..................................................            32,202             30,031
                                                                    ==========         ==========






      See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)

                                                                        March 31,          March 31,        December 31,
                                                                          2004               2003               2003
                                                                       ----------         ----------         ----------
                                                                                (Unaudited)
ASSETS

Cash and cash equivalents .....................................        $  371,355         $  327,099         $  386,511
Investments in securities .....................................           246,805            158,319            231,400
Investments in partnerships and affiliates ....................            81,258             52,294             64,012
Receivable from brokers .......................................            15,037              2,675              1,232
Investment advisory fees receivable ...........................            18,746             14,400             21,565
Other assets ..................................................            28,609             27,065             31,791
                                                                       ----------         ----------         ----------

     Total assets .............................................        $  761,810         $  581,852         $  736,511
                                                                       ==========         ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers ............................................        $    5,772              6,515         $    5,691
Income taxes payable ..........................................            15,688              8,457             12,323
Compensation payable ..........................................            26,964             20,554             25,552
Capital lease obligation ......................................             2,957              3,342              3,058
Securities sold, not yet purchased ............................             9,372              2,833                664
Accrued expenses and other liabilities ........................            17,802             14,142             18,487
                                                                       ----------         ----------         ----------

     Total operating liabilities ..............................            78,555             55,843             65,775

5.5% Senior notes (due May 15, 2013)  .........................           100,000               --              100,000
5% Convertible note (conversion price,
 $52.00 per share; note due August 14,
 2011)(a) .....................................................           100,000            100,000            100,000
6.95% Mandatory convertible securities
 (purchase contract settlement date,
 February 17, 2005; notes due February 17,
 2007)  .......................................................            83,825             84,163             84,030
                                                                       ----------         ----------         ----------

     Total liabilities ........................................           362,380            240,006            349,805

Minority interest .............................................             5,831              7,607              8,395

Stockholders' equity
Class A Common Stock, $0.001 par value;
 100,000,000 shares authorized; 7,738,025,
 7,596,111 and 7,697,600 issued and
 outstanding, respectively ....................................                 8                  8                  8
Class B Common Stock, $0.001 par value; 100,000,000 shares
 authorized; 23,128,500, 23,150,000 and 23,128,500 issued
 and outstanding, respectively ................................                23                 23                 23
Additional paid-in capital ....................................           145,219            140,185            143,475
Retained earnings .............................................           273,339            216,887            257,266
Accumulated comprehensive gain / (loss) .......................               137               (665)             1,480
Treasury stock, at cost (806,472, 719,622
 and 776,544 shares, respectively)  ...........................           (25,127)           (22,199)           (23,941)
                                                                       ----------         ----------         ----------
     Total stockholders' equity ...............................           393,599            334,239            378,311
                                                                       ----------         ----------         ----------

Total liabilities and stockholders' equity ....................        $  761,810         $  581,852         $  736,511
                                                                       ==========         ==========         ==========

(a) Terms of note changed from 6% to 5% in mid-August 2003.


See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                -----------------------------
                                                                   2004               2003
                                                                ----------         ----------
OPERATING ACTIVITIES
Net income .............................................        $   16,071         $    9,327
Adjustments to reconcile net income to net cash
  provided by operating activities:
Equity in gains from partnerships and ..................            (2,143)              (555)
   affiliates ..........................................
Depreciation and amortization ..........................               240                242
Stock-based compensation expense .......................               434                215
Tax benefit from exercise of stock options .............               248                620
Minority interest in net income of consolidated ........
   subsidiaries ........................................               154                 45
Realized gains on available for sale securities ........              (101)              --
(Increase) decrease in operating assets:
   Investments in securities ...........................           (15,548)            17,303
   Investment advisory fees receivable .................             2,820              1,203
   Receivables from affiliates .........................             4,219                445
   Other receivables ...................................                63               (187)
   Receivable from brokers .............................           (13,805)             2,244
   Other assets ........................................            (1,341)              (185)
Increase (decrease) in operating liabilities:
   Payable to brokers ..................................                81            (10,623)
   Income taxes payable ................................             4,175               (723)
   Compensation payable ................................             1,651              2,100
   Accrued expenses and other liabilities ..............              (783)            (1,531)
   Securities sold, not yet purchased ..................             8,707             (2,189)
                                                                ----------         ----------
Total adjustments ......................................           (10,929)             8,424
                                                                ----------         ----------
Net cash provided by operating activities ..............             5,142             17,751
                                                                ----------         ----------

INVESTING ACTIVITIES
Purchases of available for sale securities .............            (2,748)              (204)
Proceeds from sales of available for sale
   securities ..........................................               600               --
Distributions from partnerships and affiliates .........             7,067              7,349
Investments in partnerships and affiliates .............           (22,170)           (11,155)
                                                                ----------         ----------
Net cash (used in) investing activities ................           (17,251)            (4,010)
                                                                ----------         ----------

FINANCING ACTIVITIES
Dividend paid to minority stockholders .................            (2,718)              --
Proceeds from exercise of stock options ................             1,057              2,505
Purchase of mandatory convertible securities ...........              (200)              (373)
Purchase of treasury stock .............................            (1,186)              (204)
                                                                ----------         ----------
Net cash (used in) provided by financing activities ....            (3,047)             1,928
                                                                ----------         ----------
Net (decrease)increase in cash and cash equivalents ....           (15,156)            15,669
Cash and cash equivalents at beginning of period .......           386,511            311,430
                                                                ----------         ----------
Cash and cash equivalents at end of period .............        $  371,355         $  327,099
                                                                ==========         ==========

See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

A.  BASIS OF PRESENTATION

     Unless we have indicated otherwise, or the context otherwise requires, references in this report to "Gabelli Asset Management Inc.," "Gabelli," "we," "us" and "our" or similar terms are to Gabelli Asset Management Inc., its predecessors and its subsidiaries.

     The unaudited interim Condensed Consolidated Financial Statements of Gabelli Asset Management Inc. included herein have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of Gabelli for the interim periods presented and are not necessarily indicative of a full year's results.

     In preparing the unaudited interim condensed consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

     These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, from which the accompanying Condensed Consolidated Statement of Financial Condition was derived.

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

     At March 31, 2004 and 2003 the market value of investments available for sale was $67.3 million and $6.1 million, respectively. An unrealized gain in market value, net of taxes, of $137,000 and an unrealized loss in market value, net of taxes, of $665,000 has been included in stockholders' equity for March 31, 2004 and 2003, respectively.

     Proceeds from sales of investments available for sale were approximately $0.6 million for the three month period ended March 31, 2004. Gross gains on the sale of investments available for sale amounted to $101,000; there were no gross losses on the sale of investments available for sale. There were no sales of investments available for sale for the three month period ended March 31, 2003.

C. EARNINGS PER SHARE

     The computations of basic and diluted net income per share are as follows:

                                                        Three Months Ended
                                                             March 31,
(in thousands, except per share amounts)               2004            2003
                                                     --------        --------
Basic:
Net income                                           $ 16,071        $  9,327
                                                     ========        ========
Average shares outstanding                             30,064          29,918
                                                     ========        ========
Basic net income per share                           $   0.53        $   0.31
                                                     ========        ========

Diluted:
Net income                                           $ 16,071        $  9,327
Add interest expense on convertible note, net
   of management fee and taxes                            716            --
                                                     --------        --------
Total                                                $ 16,787        $  9,327
                                                     ========        ========

Average shares outstanding                             30,064          29,918
Dilutive stock options                                    215             113
Assumed conversion of convertible note                  1,923            --
                                                     --------        --------
Total                                                  32,202          30,031
                                                     ========        ========
Diluted net income per share                         $   0.52        $   0.31
                                                     ========        ========

     For the three months ended March 31, 2003 the assumed conversion of the convertible note would not be dilutive and, accordingly, has not been used in the computations of the weighted average diluted shares.

D. STOCKHOLDERS' EQUITY

STOCK AWARD AND INCENTIVE PLAN

     On February 18, 2003 the Board of Directors approved stock option awards totaling 633,000 shares under our Stock Award and Incentive Plan at an exercise price to be equal to the closing market price on the date of grant. Of these options 561,000 were granted on February 18, 2003 at an exercise price of $28.95 per share and 72,000 were granted on May 13, 2003 at an exercise price of $29.00 per share. These options will vest 75% after three years and 100% after four years from the date of grant and expire after ten years. We adopted SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as of January 1, 2003 in accordance with SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") and used the prospective method for transition. Under SFAS 123 we record compensation expense equal to the fair value of the options on the date of grant based on the Black-Scholes option pricing model. This model utilizes a number of assumptions in arriving at its results, including an estimate of the life of the option, the risk-free interest rate at the date of grant and the volatility of the underlying common stock. The weighted average fair value of the options granted on the date of grant and the assumptions used were as follows:

       Weighted average fair value of
         Options granted:                        $10.96
       Assumptions made:
         Expected volatility                        38%
         Risk-free interest rate                  2.99%
         Expected life                          5 years
         Dividend yield                              0%

     The expected life reflected an estimate of the length of time the employees are expected to hold the options, including the vesting period, and is based, in part, on actual experience with other grants. The dividend yield reflected the assumption that no or an immaterial payout would be made in the foreseeable future at that time. For the three months ended March 31, 2004 and 2003, we recognized $434,000 and $215,000, respectively, in stock-based compensation.

     Proceeds from the exercise of 40,425 and 145,267 stock options were $1,057,000 and $2,505,000 for the three months ended March 31, 2004 and 2003, respectively, resulting in a tax benefit to Gabelli of $248,000 and $620,000 for the three months ended March 31, 2004 and 2003, respectively.

STOCK REPURCHASE PROGRAM

     In March 1999 the Board of Directors established the Stock Repurchase Program through which we are authorized to repurchase shares of our Class A Common Stock from time to time in the open market. During the three months ended March 31, 2004, we repurchased 29,927 shares at an average cost of $39.57 per share. Since the inception of the program we have repurchased 1,207,276 shares at an average cost of $26.00 per share. At March 31, 2004 the total amount available to repurchase shares under the program was $11.0 million.

     Since May 2002 the Board of Directors has also approved the repurchase of up to 700,000 shares of our mandatory convertible securities from time to time in the open market. During the first quarter of 2004, we repurchased 8,200 shares at an average investment of $25.04 per share bringing the total shares repurchased to 247,000 at a total investment of $5.4 million. A loss attributable to the debt component of the mandatory convertible securities totaling less than $1,000 has been included in other income (expense) for the three months ended March 31, 2004.

     Gabelli Securities, Inc., our 92% owned subsidiary, paid a cash dividend of $50 per share on March 15, 2004. The dividend paid to minority shareholders totaled $2,717,850.

E. SUBSEQUENT EVENTS

     During the second quarter of 2004, we repurchased 203,400 shares of our Class A Common Stock, under the Stock Repurchase Program, at an average cost of $39.22 per share.

     During the second quarter of 2004, we repurchased 37,100 shares of our mandatory convertible securities at an average investment of $24.94 per share.

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

     We have focused on a simple mission since our founding in 1977: to earn a superior risk-adjusted return for our clients over the long-term by providing value-added products through our proprietary Private Market Value (PMV) with a Catalyst fundamental research. Today, in addition to our Gabelli value products, we offer our clients a broad array of investment strategies that include growth, convertible, non-market correlated and fixed income strategies. By earning returns for our clients, we will be earning returns for all our stakeholders.

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

     As of March 31, 2004, we had a record $28.2 billion of assets under management, approximately 92% of which were invested in equity securities. We conduct our investment advisory business principally through three subsidiaries:
GAMCO Investors, Inc. (Separate Accounts), Gabelli Funds, LLC (Mutual Funds) and Gabelli Securities, Inc. (Alternative Investments). We also act as underwriter and distributor of our open-end mutual funds and provide institutional research through Gabelli & Company, Inc., our broker-dealer subsidiary.

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Consolidated Results - Three Months Ended March 31:

                                (Unaudited; in thousands, except per share data)

                                                    2004               2003
                                                 ----------         ----------

Revenues                                         $   63,539         $   46,053
Expenses                                             38,262             29,713
                                                 ----------         ----------
Operating income                                     25,277             16,340
Investment income, net                                4,290              1,690
Interest expense                                     (4,046)            (3,011)
                                                 ----------         ----------
Total other income (expense), net                       244             (1,321)
                                                 ----------         ----------
Income before taxes and minority interest            25,521             15,019
Income tax provision                                  9,296              5,647
Minority interest                                       154                 45
                                                 ----------         ----------
Net income                                       $   16,071         $    9,327
                                                 ==========         ==========

Net income per share:
   Basic                                         $     0.53         $     0.31
                                                 ==========         ==========
   Diluted                                       $     0.52         $     0.31
                                                 ==========         ==========

Reconciliation of Net income to Adjusted EBITDA:

Net income                                       $   16,071         $    9,327
Interest Expense                                      4,046              3,011
Income tax provision and minority interest            9,450              5,692
Depreciation and amortization                           240                242
                                                 ----------         ----------
Adjusted EBITDA(a)                               $   29,807         $   18,272
                                                 ----------         ----------

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

     Total revenues were $63.5 million in the first quarter of 2004 up $17.4 million or 38.0% from total revenues of $46.1 million reported in the first quarter of 2003. Investment advisory and incentive fees, which comprise 84.9% of total revenues, were $53.9 million in the first quarter of 2004, $14.4 million or 36.5% higher than the $39.5 million reported in the first quarter of 2003. The increase in investment advisory and incentive fees was principally the result of higher levels of assets under management in our equity mutual funds, separate accounts and alternative investment products. This included the addition of our new closed-end fund, The Gabelli Dividend & Income Trust in the fourth quarter of 2003. Revenues from mutual funds increased $9.4 million or 48.0% from the prior year as assets under management in mutual funds increased to $13.6 billion at March 31, 2004, or 40.2% ahead of the March 31, 2003 assets under management of $9.7 billion. Our fees from GAMCO separate accounts, which are generally billed based on asset levels at the beginning of a quarter, increased $4.6 million or 25.8% in the 2004 quarter as compared to the first quarter of 2003. Revenues from our alternative investment products increased $425,000 or 20.5% as a result of increased management fees.

     Commission revenue, driven mostly by institutional research, was $4.3 million in the first quarter of 2004, up 77.0% from $2.4 million in the same period a year earlier largely due to an increase in overall trading volume.

     Revenues from distribution of mutual funds and other income were $5.3 million in the first quarter of 2004 versus $4.1 million in the first quarter of 2003. This increase was a result of a 27.8% increase in average assets for open-end equity funds for the first quarter of 2004 versus the prior year first quarter, which generate distribution revenues under 12b-1 compensation plans. The effect of the Mutual Fund Reform Act of 2004 if enacted and other congressional and SEC actions pose a risk to our future distribution fee revenue as 12b-1 fees may be repealed or restricted.

     Total expenses, excluding management fee, were $35.4 million in the first quarter of 2004, a 26.3% increase from total expenses of $28.0 million reported in the first quarter of 2003. Compensation and related costs, which are largely variable, were $25.9 million, 26.4% higher than the same period a year earlier. The increase in compensation was due to increased variable compensation related to our Mutual Fund products of $3.1 million, an increase in variable compensation related to our GAMCO separate accounts of $1.3 million and an increase in salaries, accruals for incentive compensation and stock option expense totaling $0.7 million. Management fee expense, which is totally variable and based on pretax income, was 69.9% higher at $2.8 million in the first quarter of 2004 versus $1.7 million in the first quarter of 2003. Other operating expenses were higher by $2.0 million, a 26.1% increase to $9.5 million in the first quarter of 2004 from the prior year first quarter of $7.5 million due to higher costs related to insurance, legal and accounting.

     Investment income was $4.3 million in the first quarter of 2004 higher by $2.6 million, or 154% from $1.7 million reported in the first quarter of 2003 due to improved results from our corporate investment portfolio. Interest expense increased to $4.0 million in the first quarter of 2004 from $3.0 million in the comparable prior year quarter. This increase is a result of our issuance of $100 million of 5.5% non-callable senior notes due May 15, 2013 during the second quarter of 2003, offset in part by a one percent decrease in the interest rate on the $100 million convertible note from 6% to 5% in August 2003.

     The estimated effective tax rate for the first quarter of 2004 decreased to 36.4% from 37.6% for the first quarter of 2003 as we adjusted the tax rate to reflect our estimate of the current year end tax liability.

LIQUIDITY AND CAPITAL RESOURCES

     Our assets are primarily liquid, consisting mainly of cash, short term investments, securities held for investment purposes and investments in partnerships and affiliates in which we are a general partner, limited partner or investment manager. Investments in partnerships and affiliates are generally illiquid, however the underlying investments in such entities are generally liquid and the valuations of the investment partnerships and affiliates reflect this underlying liquidity.

     Summary cash flow data is as follows:

                                                                       Three Months Ended March 31,
                                                                       ---------------------------
                                                                         2004              2003
                                                                       ---------         ---------
            Cash flows provided by (used in):                                (in thousands)
               Operating activities                                    $   5,142         $  17,751
               Investing activities                                      (17,251)           (4,010)
               Financing activities                                       (3,047)            1,928
                                                                       ---------         ---------
               (Decrease) Increase                                       (15,156)           15,669
               Cash and cash equivalents at beginning of period          386,511           311,430
                                                                       ---------         ---------
               Cash and cash equivalents at end of period              $ 371,355         $ 327,099
                                                                       =========         =========

     Cash requirements and liquidity needs have historically been met through cash generated by operating activities and through our borrowing capacity. We have received investment grade ratings from both Moody's Investors Services and Standard & Poor's Rating Services. These investment grade ratings expand our ability to attract both public and private capital. At March 31, 2004, we had total cash and cash equivalents of $371.4 million, a decrease of $15.2 million from December 31, 2003. Gabelli has established a collateral account, consisting of cash and cash equivalents and investments in securities totaling $103.2 million, to secure a letter of credit issued in favor of the holder of the $100 million convertible note. The letter of credit was extended and expires on August 14, 2004, which coincides with the date of a put option the note holder may exercise. Cash and cash equivalents and investments in securities held in the collateral account are restricted from other uses until the date of expiration. Total debt at March 31, 2004 was $283.8 million, consisting of a $100 million 5% convertible note, $100 million of 5.5% non-callable senior notes due May 15, 2013 and $83.8 million in mandatory convertible securities. The mandatory convertible securities consist of both a forward contract to purchase shares of our class A common stock on February 17, 2005 and senior notes due February 17, 2007. The forward contract includes a contract adjustment payment of 0.95% per year and the notes bear interest at 6% per year, which rate is expected to be reset on November 17, 2004. The settlement of the purchase contract in February 2005 will result in the receipt of additional proceeds and the issuance of between 1.8 million and 2.2 million shares of our class A common stock which will have a dilutive effect on earnings per share.

     Cash provided by operating activities was $5.1 million in the first three months of 2004 principally resulting from $16.1 million in net income, an $8.7 million increase in securities sold, not yet purchased, a $4.2 million decrease in receivable from affiliates, a $4.2 million increase in income taxes payable and a $2.8 million decrease in investment advisory fees receivable partially offset by a $13.8 million increase in receivable from brokers and $15.5 million increase in investments in securities. Cash provided by operating activities was $17.8 million in the first quarter of 2003 principally resulting from a decrease in investments in securities of $17.3 million and a $10.6 million reduction in payable to brokers partially offset by $9.3 million in net income.

     Cash used in investing activities, related to investments in and distributions from partnerships and affiliates and purchases and sales of available for sale securities, was $17.3 million in the first three months of 2004. Cash used in investing activities, related to investments in and distributions from partnerships and affiliates and proceeds from sales of available for sale securities, was $4.0 million in the first quarter of 2003.

     Cash used in financing activities in the first three months of 2004 was $3.0 million. The decrease in cash principally resulted from the $50 per share dividend paid by our 92% owned subsidiary, Gabelli Securities, Inc., to its shareholders resulting in a payment to minority shareholders of $2.7 million and the repurchase of our Class A Common Stock and mandatory convertible securities under the respective Stock Repurchase Programs of $1.4 million partially offset by the $1.1 million received from the exercise of non-qualified stock options that further generated cash tax savings of $0.2 million.

     Cash provided by financing activities in the first quarter of 2003 was $1.9 million. The increase in cash primarily results from $2.4 million received from the exercise of non-qualified stock options which further generated cash tax savings of $0.6 million. Other significant financing activities which used cash included $0.5 million to repurchase shares of our Class A Common Stock and mandatory convertible securities under the respective Stock Repurchase Programs.

     Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future. We have no material commitments for capital expenditures.

     Gabelli & Company, Inc., a subsidiary of Gabelli, is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. At March 31, 2004, Gabelli & Company had net capital, as defined, of approximately $14.6 million, exceeding the regulatory requirement by approximately $14.3 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

MARKET RISK

     We are subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. Our exposure to market risk is directly related to our role as financial intermediary, advisor and general partner for assets under management in our mutual funds, institutional and separate accounts business, alternative investment products and our proprietary investment activities. At March 31, 2004, our primary market risk exposure was to changes in equity prices and interest rates.

     With respect to our proprietary investment activities included in investments in securities of $246.8 million at March 31, 2004 were investments in Treasury Bills and Notes of $103.7 million, in mutual funds, largely invested in equity products, of $104.9 million, a selection of common and preferred stocks totaling $32.7 million and other investments of approximately $5.5 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. Of the approximately $32.7 million invested in common and preferred stocks at March 31, 2004, $13.7 million is related to our investment in Westwood Holdings Group Inc. and $10.3 million is invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Investments in partnerships and affiliates totaled $81.3 million at March 31, 2004, the majority of which consisted of alternative investment products which invest in risk arbitrage opportunities. These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

     Gabelli's exposure to interest rate risk results, principally, from its investment of excess cash in U.S. Government obligations. These investments are primarily short term in nature and the carrying value of these investments generally approximates market value.

     Our revenues are largely driven by the market value of our assets under management and are therefore exposed to fluctuations in market prices. Investment advisory fees for mutual funds are based on average daily asset values. Management fees earned on institutional and high-net-worth separate accounts, for any given quarter, are generally determined based on asset values on the last day of the preceding quarter. Any significant increases or decreases in market value of institutional and high-net-worth separate accounts assets managed which occur on the last day of the quarter will generally result in a relative increase or decrease in revenues for the following quarter.

RECENT ACCOUNTING DEVELOPMENTS

     In December 2002, the FASB issued SFAS 148 which provides alternative methods of transition to SFAS 123 and also amends its disclosure provisions. We elected to begin expensing options using the fair value recognition provisions of SFAS 123 effective January 1, 2003 using the prospective method of transition. Under the prospective transition method there are no changes to previously issued financial statements and only options granted subsequent to January 1, 2003 are expensed.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), which provides accounting and disclosure requirements for certain guarantees. Gabelli indemnifies its clearing broker for losses it may sustain from the customer accounts introduced by our broker dealer subsidiaries. In accordance with New York Stock Exchange rules, customer balances are typically collateralized by customer securities or supported by other recourse provisions. In addition, Gabelli further limits margin balances to a maximum of 25% versus 50% permitted under exchange regulations. At March 31, 2004 the total amount of customer balances subject to indemnification (i.e. margin debits) was immaterial. The Company also has entered into arrangements with various other third parties which provide for indemnification against losses, costs, claims and liabilities arising from the performance of their obligations under our agreement, except for gross negligence or bad faith. The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote. Utilizing the methodology in FIN 45, our estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the financial statements.

     In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which was subsequently revised in December 2003 by FASB Interpretation No. 46(R) ("FIN No. 46"). FIN No. 46 provides new criteria for determining whether or not consolidation accounting is required for off-balance sheet activities conducted through certain types of entities. This interpretation focuses on financial interests in entities (i.e., variable interests) that indicate control despite the absence of clear control through voting interest. It concludes that a company's exposure (variable interest) to the economic risks and rewards from the entity's assets and activities are the best evidence of control. The interpretation requires that these variable interest entities (VIEs) be subject to consolidation if the company holding the variable interest is subject to a majority of the expected losses or will receive a majority of the expected residual returns of the VIE (the "primary beneficiary"). As the primary beneficiary it would be required to include the variable interest entity's assets, liabilities and results of operations in its own financial statements.

     During February 2004, the FASB issued further guidance through FASB Staff Positions related to FIN No. 46. We have implemented FIN No. 46 for the quarter ended March 31, 2004 based on the provisions of the interpretation and the related staff positions and concluded that certain of the partnerships and offshore funds managed by Gabelli are VIEs. However, in most cases, it was concluded based on the provisions of the interpretation and related staff positions that Gabelli was not the primary beneficiary of these entities. As a result, the effect of the implementation of FIN No. 46 for the quarter ended March 31, 2004 did not have a material impact to our consolidated financial statements.

     We serve as General Partner, co-General Partner or Investment Manager for a number of partnerships and offshore funds classified as VIEs. As General Partner or co-General Partner, we are contingently liable for all of the partnerships' liabilities. Our exposure to the activities of VIEs which are not partnerships is limited to our investment in each respective VIE.

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

                              The Company filed the following Current Reports on Form 8-K during the three months ended March 31, 2004.

                                    1.  Current Report on Form 8-K dated January
                                        29, 2004 containing the press release
                                        disclosing the Company's operating
                                        results for the fourth quarter and full
                                        year ended December 31, 2003.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GABELLI ASSET MANAGEMENT INC.
                                     -----------------------------
                                             (Registrant)

       MAY 10, 2004                  /s/ Michael R. Anastasio
       ------------                  --------------------------------------
       Date                          Michael R. Anastasio
                                     Chief Accounting Officer