Form 10-Q
period 2004-06-30
GABELLI ASSET MANAGEMENT INC
filed 2004-08-09
CIK 1060349

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2004
                                           -------------

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

Yes  X    No
   -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  X    No
   -----    -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

            Class                                  Outstanding at July 31, 2004
            -----                                  ----------------------------
Class A Common Stock, .001 par value                       6,623,853
Class B Common Stock, .001 par value                      23,128,500

================================================================================

                                      INDEX

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION
---------------------------------

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations:
            -    Three months ended June 30, 2004 and 2003
            -    Six months ended June 30, 2004 and 2003

            Condensed Consolidated Statements of Financial Condition:
            -    June 30, 2004
            -    June 30, 2003
            -    December 31, 2003 (Audited)

            Condensed Consolidated Statements of Cash Flows:
            -    Three months ended June 30, 2004 and 2003
            -    Six months ended June 30, 2004 and 2003

            Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosures about Market Risk)

Item 4.     Controls and Procedures



PART II.    OTHER INFORMATION
-----------------------------

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 6.     Exhibits and Reports on Form 8-K



SIGNATURES
----------

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)

                                                               THREE MONTHS ENDED JUNE 30,
                                                              ------------------------------
                                                                  2004              2003
                                                              ------------      ------------
REVENUES
  Investment advisory and incentive fees ................     $     51,315      $     40,759
  Commission revenue ....................................            4,066             2,771
  Distribution fees and other income ....................            4,823             4,426
                                                              ------------      ------------
     Total revenues .....................................           60,204            47,956
EXPENSES
  Compensation and related costs ........................           23,250            20,874
  Management fee ........................................            2,438             2,097
  Other operating expenses ..............................           10,082             8,580
                                                              ------------      ------------
     Total expenses .....................................           35,770            31,551

Operating income ........................................           24,434            16,405
OTHER INCOME (EXPENSE)
  Net gain (loss) from investments ......................             (365)            4,711
  Interest and dividend income ..........................            1,914             1,368
  Interest expense ......................................           (4,035)           (3,605)
                                                              ------------      ------------
     Total other income (expense), net ..................           (2,486)            2,474
                                                              ------------      ------------
Income before income taxes and minority interest ........           21,948            18,879
  Income tax provision ..................................            7,989             7,099
  Minority interest .....................................               41               223
                                                              ------------      ------------
     Net income .........................................     $     13,918      $     11,557
                                                              ============      ============

Net income per share:
  Basic .................................................     $       0.47      $       0.38
                                                              ============      ============

  Diluted ...............................................     $       0.46      $       0.38
                                                              ============      ============

Weighted average shares outstanding:
  Basic .................................................           29,890            30,025
                                                              ============      ============

  Diluted ...............................................           32,010            30,139
                                                              ============      ============



See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)



                                                                 SIX MONTHS ENDED JUNE 30,
                                                              ------------------------------
                                                                  2004              2003
                                                              ------------      ------------
REVENUES
  Investment advisory and incentive fees ................     $    105,243      $     80,260
  Commission revenue ....................................            8,350             5,191
  Distribution fees and other income ....................           10,150             8,558
                                                              ------------      ------------
     Total revenues .....................................          123,743            94,009
EXPENSES
  Compensation and related costs ........................           49,194            41,399
  Management fee ........................................            5,274             3,766
  Other operating expenses ..............................           19,564            16,099
                                                              ------------      ------------
     Total expenses .....................................           74,032            61,264

Operating income ........................................           49,711            32,745
OTHER INCOME (EXPENSE)
  Net gain (loss) from investments ......................            2,245             5,145
  Interest and dividend income ..........................            3,594             2,624
  Interest expense ......................................           (8,081)           (6,616)
                                                              ------------      ------------
     Total other income (expense), net ..................           (2,242)            1,153
                                                              ------------      ------------
Income before income taxes and minority interest ........           47,469            33,898
  Income tax provision ..................................           17,285            12,746
  Minority interest .....................................              195               268
                                                              ------------      ------------
     Net income .........................................     $     29,989      $     20,884
                                                              ============      ============

Net income per share:
  Basic .................................................     $       1.00      $       0.70
                                                              ============      ============

  Diluted ...............................................     $       0.98      $       0.69
                                                              ============      ============

Weighted average shares outstanding:
  Basic .................................................           29,977            29,972
                                                              ============      ============

  Diluted ...............................................           32,108            30,082
                                                              ============      ============



See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)

                                                      June 30,          June 30,        December 31,
                                                        2004              2003              2003
                                                    ------------      ------------      ------------
                                                             (Unaudited)
ASSETS

Cash and cash equivalents .....................     $    327,458      $    404,849      $    386,511
Investments in securities .....................          252,764           190,083           231,400
Investments in partnerships and affiliates ....           93,377            57,022            64,012
Receivable from brokers .......................           16,825               456             1,232
Investment advisory fees receivable ...........           16,647            13,845            21,565
Other assets ..................................           27,139            29,245            31,791
                                                    ------------      ------------      ------------
     Total assets .............................     $    734,210      $    695,500      $    736,511
                                                    ============      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers ............................     $         --      $      6,195      $      5,691
Income taxes payable ..........................            3,402             7,077            12,323
Compensation payable ..........................           29,290            21,403            25,552
Capital lease obligation ......................            2,855             3,249             3,058
Securities sold, not yet purchased ............            1,068               742               664
Accrued expenses and other liabilities ........           16,050            17,624            18,487
                                                    ------------      ------------      ------------
     Total operating liabilities ..............           52,665            56,290            65,775

5.5% Senior notes (due May 15, 2013)  .........          100,000           100,000           100,000
5% Convertible note (conversion price, $52.00
  per share; note due August 14, 2011)(a)  ....          100,000           100,000           100,000
6.95% Mandatory convertible securities
  (purchase contract settlement date, February
  17, 2005; notes due February 17, 2007)  .....           82,870            84,163            84,030
                                                    ------------      ------------      ------------
     Total liabilities ........................          335,535           340,453           349,805

Minority interest .............................            5,872             7,830             8,395

Stockholders' equity
Class A Common Stock, $0.001 par value;
  100,000,000 shares authorized; 7,755,725,
  7,596,111 and 7,697,600 issued and
  outstanding, respectively ...................                8                 8                 8
Class B Common Stock, $0.001 par value;
  100,000,000 shares authorized; 23,128,500,
  23,150,000 and 23,128,500 issued and
  outstanding, respectively ...................               23                23                23
Additional paid-in capital ....................          146,220           141,123           143,475
Retained earnings .............................          283,679           228,446           257,266
Accumulated comprehensive gain / (loss) .......           (1,992)             (184)            1,480
Treasury stock, at cost (1,061,372, 719,622
  and 776,544 shares, respectively)  ..........          (35,135)          (22,199)          (23,941)
                                                    ------------      ------------      ------------
     Total stockholders' equity ...............          392,803           347,217           378,311
                                                    ------------      ------------      ------------
Total liabilities and stockholders' equity ....     $    734,210      $    695,500      $    736,511
                                                    ============      ============      ============

(a) Terms of note changed from 6% to 5% in mid-August 2003.


See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                         THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                        ------------------------------      ------------------------------
                                                            2004              2003              2004              2003
                                                        ------------      ------------      ------------      ------------
OPERATING ACTIVITIES
Net income ........................................     $     13,918      $     11,557      $     29,989      $     20,884
Adjustments to reconcile net income to net cash
   (used in) operating activities:
Equity in losses and (gains) from partnerships and
   affiliates .....................................              178            (2,089)           (1,965)           (2,644)
Depreciation and amortization .....................              239               243               479               485
Stock-based compensation expense ..................              451               422               885               637
Tax benefit from exercise of stock options ........              131               144               379               764
Minority interest in net income of consolidated
   subsidiaries ...................................               41               223               195               268
Realized gains on available for sale securities ...               --               (14)             (101)              (14)
(Increase) decrease in operating assets:
   Investments in securities ......................           (3,395)          (29,993)          (18,943)          (12,690)
   Investment advisory fees receivable ............            2,099               555             4,919             1,758
   Receivables from affiliates ....................              364            (1,503)            4,583            (1,058)
   Other receivables ..............................              159              (235)              222              (422)
   Receivable from brokers ........................           (1,788)            2,218           (15,593)            4,462
   Other assets ...................................              707              (683)             (634)             (868)
Increase (decrease) in operating liabilities:
   Payable to brokers .............................           (5,772)             (320)           (5,691)          (10,943)
   Income taxes payable ...........................          (11,003)           (1,669)           (6,828)           (2,392)
   Compensation payable ...........................            2,706               763             4,357             2,863
   Accrued expenses and other liabilities .........           (1,855)            3,390            (2,637)            1,858
   Securities sold, not yet purchased .............           (8,302)           (2,091)              404            (4,280)
                                                        ------------      ------------      ------------      ------------
Total adjustments .................................          (25,040)          (30,639)          (35,969)          (22,216)
                                                        ------------      ------------      ------------      ------------
Net cash (used in) operating activities ...........          (11,122)          (19,082)           (5,980)           (1,332)
                                                        ------------      ------------      ------------      ------------

INVESTING ACTIVITIES
Purchases of available for sale securities ........           (6,357)           (1,000)           (9,105)           (1,204)
Proceeds from sales of available for sale
   securities .....................................               --               100               600               100
Distributions from partnerships and affiliates ....            2,890             2,500             9,957             9,849
Investments in partnerships and affiliates ........          (15,187)           (5,139)          (37,357)          (16,294)
                                                        ------------      ------------      ------------      ------------
Net cash (used in) investing activities ...........          (18,654)           (3,539)          (35,905)           (7,549)
                                                        ------------      ------------      ------------      ------------

FINANCING ACTIVITIES
Purchase of minority stockholders' interest .......               --                --            (2,718)               --
Issuance of Senior notes ..........................               --           100,000                --           100,000
Dividend paid .....................................           (3,578)               --            (3,578)               --
Proceeds from exercise of stock options ...........              395               372             1,452             2,877
Purchase of mandatory convertible securities ......             (930)               --            (1,130)             (373)
Purchase of treasury stock ........................          (10,008)               --           (11,194)             (204)
                                                        ------------      ------------      ------------      ------------
Net cash provided by (used in)financing activities           (14,121)          100,372           (17,168)          102,300
                                                        ------------      ------------      ------------      ------------
Net increase(decrease) in cash and cash equivalents          (43,897)           77,751           (59,053)           93,419
Cash and cash equivalents at beginning of period ..          371,355           327,098           386,511           311,430
                                                        ------------      ------------      ------------      ------------
Cash and cash equivalents at end of period ........     $    327,458      $    404,849      $    327,458      $    404,849
                                                        ============      ============      ============      ============

See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


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

         At June 30, 2004 and 2003 the market value of investments available for sale was $69.8 million and $7.9 million, respectively. An unrealized loss in market value, net of taxes, of $2.0 million and $184,000 has been included in stockholders' equity for June 30, 2004 and 2003, respectively.

         Proceeds from sales of investments available for sale were approximately $0.6 million for the six month period ended June 30, 2004. For the first half of 2004, gross gains on the sale of investments available for sale amounted to $101,000; there were no gross losses on the sale of investments available for sale. Proceeds from sales of investments available-for-sale were approximately $0.1 million for the six month period ended June 30, 2003. For the first six months of 2003, gross gains on the sale of investments available for sale amounted to $14,000; there were no gross losses on the sale of investments available for sale.

C.       EARNINGS PER SHARE

         The computations of basic and diluted net income per share are as follows:

                                             Three Months Ended June 30,    Six Months Ended June 30,
                                              -------------------------     -------------------------
(in thousands, except per share amounts)         2004           2003           2004           2003
                                              ----------     ----------     ----------     ----------
Basic:
Net income ..............................     $   13,918     $   11,557     $   29,989     $   20,884
                                              ==========     ==========     ==========     ==========
Average shares outstanding ..............         29,890         30,025         29,977         29,972
                                              ==========     ==========     ==========     ==========
Basic net income per share ..............     $     0.47     $     0.38     $     1.00     $     0.70
                                              ==========     ==========     ==========     ==========
Diluted:
Net income ..............................     $   13,918     $   11,557     $   29,989     $   20,884
Add interest expense on convertible note,
  net of management fee and taxes .......            716             --          1,431             --
                                              ----------     ----------     ----------     ----------
Total ...................................     $   14,634     $   11,557     $   31,420     $   20,884
                                              ==========     ==========     ==========     ==========

Average shares outstanding ..............         29,890         30,025         29,977         29,972
Dilutive stock options ..................            198            114            208            110
Assumed conversion of convertible note ..          1,923             --          1,923             --
                                              ----------     ----------     ----------     ----------
Total ...................................         32,010         30,139         32,108         30,082
                                              ==========     ==========     ==========     ==========
Diluted net income per share ............     $     0.46     $     0.38     $     0.98     $     0.69
                                              ==========     ==========     ==========     ==========

         For the three and six months ended June 30, 2003 the assumed conversion of the convertible note would not be dilutive and, accordingly, has not been used in the computations of the weighted average diluted shares.


D.       STOCKHOLDERS' EQUITY

STOCK AWARD AND INCENTIVE PLAN

         On February 18, 2003 the Board of Directors approved stock option awards totaling 633,000 shares under our Stock Award and Incentive Plan at an exercise price to be equal to the closing market price on the date of grant. Of these options 561,000 were granted on February 18, 2003 at an exercise price of $28.95 per share and 72,000 were granted on May 13, 2003 at an exercise price of $29.00 per share. On May 11, 2004, the Board of Directors approved stock option awards totaling 40,000 shares under our Stock Award and Incentive Plan at an exercise price of $39.65 per share. These options will vest 75% after three years and 100% after four years from the date of grant and expire after ten years. We adopted SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as of January 1, 2003 in accordance with SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") and used the prospective method for transition. Under SFAS 123 we record compensation expense equal to the fair value of the options on the date of grant based on the Black-Scholes option pricing model. This model utilizes a number of assumptions in arriving at its results, including an estimate of the life of the option, the risk-free interest rate at the date of grant and the volatility of the underlying common stock. The weighted average fair value of the options granted on the date of grant and the assumptions used were as follows:

         Weighted average fair value of     February 18, 2003      May 11, 2004
           Options granted:                      $10.96                $13.04
         Assumptions made:
           Expected volatility                      38%                   33%
           Risk-free interest rate                2.99%                 2.50%
           Expected life                         5 years               5 years
           Dividend yield                            0%                 0.20%

         The expected life reflected an estimate of the length of time the employees are expected to hold the options, including the vesting period, and is based, in part, on actual experience with other grants. The dividend yield for the February 18, 2003 grant reflected the assumption that no or an immaterial payout would be made in the foreseeable future at that time. The dividend yield for the May 11, 2004 grant reflected the assumption that we would continue our current policy of a $0.02 per share quarterly dividend. For the three months ended June 30, 2004 and 2003, we recognized $451,000 and $422,000, respectively, in stock based compensation. For the six months ended June 30, 2004 and 2003, we recognized $885,000 and $637,000, respectively, in stock-based compensation.

         Proceeds from the exercise of 17,700 and 21,500 stock options were $395,000 and $372,000 for the three months ended June 30, 2004 and 2003, respectively, resulting in a tax benefit to Gabelli of $131,000 and $144,000 for the three months ended June 30, 2004 and 2003, respectively.

         Proceeds from the exercise of 58,125 and 166,767 stock options were $1,452,000 and $2,877,000 for the six months ended June 30, 2004 and 2003, respectively, resulting in a tax benefit to Gabelli of $379,000 and $764,000 for the six months ended June 30, 2004 and 2003, respectively.

         On June 30, 2004, we paid a $0.02 quarterly dividend and a $0.10 per share special dividend to all shareholders of record on June 15, 2004.

STOCK REPURCHASE PROGRAM

         In March 1999 the Board of Directors established the Stock Repurchase Program through which we are authorized to repurchase shares of our Class A Common Stock from time to time in the open market. The Board of Directors, during the second quarter 2004, authorized the repurchase of an additional $12.0 million of our Class A common stock. For the three and six months ended June 30, 2004, we repurchased 254,900 at an average cost of $39.24 and 284,827 shares at an average cost of $39.27 per share, respectively. Since the inception of the program we have repurchased 1,426,176 shares at an average cost of $28.30 per share. At June 30, 2004 the total amount available to repurchase shares under the program was $13.0 million.

         Since May 2002 the Board of Directors has also approved the repurchase of up to 900,000 shares of our mandatory convertible securities from time to time in the open market, of which 200,000 was approved during the second quarter 2004. During the second quarter and first half of 2004, we repurchased 38,200 shares at an average investment of $24.93 per share and 46,400 shares at an average investment of $24.95 per share, respectively, bringing the total shares repurchased to 285,200 at a total investment of $6.4 million. A gain attributable to the debt component of the mandatory convertible securities totaling $10,000 has been included in other income (expense) for the three and six months ended June 30, 2004. At June 30, 2004 there remains 614,800 shares authorized for repurchase under the program.


E.       SUBSEQUENT EVENTS

         During the third quarter of 2004, we repurchased 70,500 shares of our Class A Common Stock, under the Stock Repurchase Program, at an average cost of $38.70 per share.

         During the third quarter of 2004, we repurchased 20,200 shares of our mandatory convertible securities at an average investment of $24.15 per share.

         On August 4, 2004 we reached an agreement with Cascade Investment LLC to extend the exercise date of Cascade's put option to April 1, 2005 on the $100 million convertible note. Cascade purchased the ten-year convertible note from Gabelli in August 2001 in a private placement. The note currently pays interest at the rate of 5% and is convertible into GBL class A common stock at $52 per share.

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

         Our revenues are highly correlated to the level of assets under management, which are directly influenced by the value of the overall equity markets. Assets under management can also increase through acquisitions, the creation of new products and the addition of new accounts. Since various equity products have different fees, changes in our business mix may also affect revenues. At times, the performance of our equity products may differ markedly from popular market indices, and this can also impact our revenues. It is our belief that general stock market trends will have the greatest impact on our level of assets under management and hence, revenues. This becomes increasingly likely as the base of assets grows.

         As of June 30, 2004, we had a record $28.2 billion of assets under management, approximately 93.2% of which were invested in equity securities. We conduct our investment advisory business principally through three subsidiaries:
GAMCO Investors, Inc. (Separate Accounts), Gabelli Funds, LLC (Mutual Funds) and Gabelli Securities, Inc. (Alternative Investments). We also act as underwriter and distributor of our open-end mutual funds and provide institutional research through Gabelli & Company, Inc., our broker-dealer subsidiary.

         The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in
Item 1 to this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Consolidated Results - Three Months Ended June 30:

                (Unaudited; in thousands, except per share data)
                ------------------------------------------------

                                                        2004            2003
                                                     ----------      ----------

Revenues .......................................     $   60,204      $   47,956
Expenses .......................................         35,770          31,551
                                                     ----------      ----------
Operating income ...............................         24,434          16,405
Investment income, net .........................          1,549           6,079
Interest expense ...............................         (4,035)         (3,605)
                                                     ----------      ----------
Total other income (expense), net ..............         (2,486)          2,474
                                                     ----------      ----------

Income before taxes and minority interest ......         21,948          18,879
Income tax provision ...........................          7,989           7,099
Minority interest ..............................             41             223
                                                     ----------      ----------
Net income .....................................     $   13,918      $   11,557
                                                     ==========      ==========

Net income per share:
   Basic .......................................     $     0.47      $     0.38
                                                     ==========      ==========
   Diluted .....................................     $     0.46      $     0.38
                                                     ==========      ==========

Reconciliation of Net income to Adjusted EBITDA:

Net income .....................................     $   13,918      $   11,557
Interest Expense ...............................          4,035           3,605
Income tax provision and minority interest .....          8,030           7,322
Depreciation and amortization ..................            239             243
                                                     ----------      ----------
Adjusted EBITDA(a) .............................     $   26,222      $   22,727
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

         Total revenues were $60.2 million in the second quarter of 2004 up $12.2 million or 25.5% from total revenues of $48.0 million reported in the second quarter of 2003. Investment advisory and incentive fees, which comprise 85.2% of total revenues, were $51.3 million in the second quarter of 2004, $10.5 million or 25.9% higher than the $40.8 million reported in the second quarter of 2003. The increase in investment advisory and incentive fees was principally the result of higher levels of assets under management in our equity mutual funds and our institutional and high net worth equity separate accounts. Revenues from mutual funds increased $5.1 million or 21.7% from the prior year as assets under management in mutual funds increased to $13.2 billion on June 30, 2004, or 23.8% ahead of the June 30, 2003 assets under management of $10.6 billion. The increase in assets under management included the addition of two new closed-end funds, The Gabelli Dividend & Income Trust ("GDV") in November 2003 and The Gabelli Global Utility & Income Trust ("GLU") in May 2004. Our fees from GAMCO separate accounts, which are generally billed based on asset levels at the beginning of a quarter, increased $6.8 million or 49.0% in the 2004 quarter as compared to the second quarter of 2003. Revenues from our alternative investment products decreased $1.4 million or 40.9% resulting from lower incentive fees offset partially by higher management fees as assets under management increased 69.8% to a record $1.1 billion on June 30, 2004 from $625 million on June 30, 2003.

         Commission revenue was $4.1 million in the second quarter of 2004, up 46.8% from $2.8 million in the same period a year earlier largely due to an increase in overall trading volume.

         Revenues from distribution of mutual funds and other income were $4.8 million in the second quarter of 2004 versus $4.4 million in the second quarter of 2003. This increase was a result of a 15.2% increase in average assets for open-end equity funds for the second quarter of 2004 versus the prior year's quarter, which generate distribution revenues under 12b-1 compensation plans. The effect of the Mutual Fund Reform Act of 2004 if enacted and other congressional and SEC actions pose a risk to our future distribution fee revenue as 12b-1 fees may be repealed or restricted.

         Total expenses, excluding management fee, were $33.3 million in the second quarter of 2004, a 13.2% increase from total expenses of $29.5 million reported in the second quarter of 2003. Compensation and related costs, which are largely variable, were $23.3 million, an increase of 11.4% from the same period a year earlier. The increase in compensation was due to increased variable compensation related to our Mutual Fund products of $1.0 million, an increase in variable compensation related to our GAMCO separate accounts of $1.4 million and an increase in salaries and accruals for incentive compensation totaling $0.7 million. However, as a percent of revenues, these costs declined to 38.6% in the second quarter of 2004 from 43.5% in the 2003 quarter. Management fee expense, which is totally variable and based on pretax income, was 16.3% higher at $2.4 million in the second quarter of 2004 versus $2.1 million in the second quarter of 2003. Other operating expenses were higher by $1.5 million, a 17.5% increase to $10.1 million in the second quarter of 2004 from the prior year second quarter of $8.6 million due to distribution and service costs related to our new closed-end funds, higher compensation costs and additional insurance, legal and accounting expenses partially related to compliance with section 404 of the Sarbanes-Oxley Act of 2002. Distribution and service costs totaled $1.4 million in the second quarter 2004 due to the initial inclusion of GDV and GLU, of which $400,000 related to the initial public offering of GLU. Our operating expenses will likely continue to increase through this year as we incur additional costs to comply with Sarbanes-Oxley and new SEC rules including those relating to investment adviser and investment company compliance programs.

         For the second quarter 2004, we experienced a loss of $2.5 million from investment income and net interest expense versus a net benefit of $2.5 million in the 2003 quarter. The net return from our corporate investment portfolio declined to $1.5 million in the 2004 second quarter from $6.1 million in the prior year's quarter. Interest expense increased to $4.0 million in the second quarter of 2004 from $3.6 million in the comparable prior year quarter. This increase is a result of our issuance of $100 million of 5.5% non-callable senior notes due May 15, 2013 during the second quarter of 2003, offset in part by a one percentage point decrease in the interest rate on the $100 million convertible note from 6% to 5% in August 2003.

         The estimated effective tax rate for the second quarter of 2004 decreased to 36.4% from 37.6% in the second quarter of 2003 as we adjusted the tax rate to reflect our estimate of the current year end tax liability.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Consolidated Results - Six Months Ended June 30:

                (Unaudited; in thousands, except per share data)
                ------------------------------------------------
                                                        2004            2003
                                                     ----------      ----------
Revenues .......................................     $  123,743      $   94,009
Expenses .......................................         74,032          61,264
                                                     ----------      ----------
Operating income ...............................         49,711          32,745
Investment income, net .........................          5,839           7,769
Interest expense ...............................         (8,081)         (6,616)
                                                     ----------      ----------
Total other income (expense), net ..............         (2,242)          1,153
                                                     ----------      ----------
Income before taxes and minority interest ......         47,469          33,898
Income tax provision ...........................         17,285          12,746
Minority interest ..............................            195             268
                                                     ----------      ----------
Net income .....................................     $   29,989      $   20,884
                                                     ==========      ==========
Net income per share:
   Basic .......................................     $     1.00      $     0.70
                                                     ==========      ==========
   Diluted .....................................     $     0.98      $     0.69
                                                     ==========      ==========

Reconciliation of Net income to Adjusted EBITDA:
Net income .....................................     $   29,989      $   20,884
Interest Income ................................          8,081           6,616
Income tax provision and minority interest .....         17,480          13,014
Depreciation and amortization ..................            479             485
                                                     ----------      ----------
Adjusted EBITDA(a) .............................     $   56,029      $   40,999
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

         Total revenues were $123.7 million in the first half of 2004 up $29.7 million or 31.6% from total revenues of $94.0 million reported in the first half of 2003. Investment advisory and incentive fees, which comprise 85.0% of total revenues, were $105.2 million in the first half of 2004, $24.9 million or 31.1% higher than the $80.3 million reported in the first half of 2003. The increase in investment advisory and incentive fees was principally the result of higher levels of assets under management in our equity mutual funds and our institutional and high net worth equity separate accounts. Revenues from mutual funds increased $14.5 million or 33.7% from the prior year as assets under management in mutual funds increased to $13.2 billion on June 30, 2004, or 23.8% ahead of the June 30, 2003 assets under management of $10.6 billion. The increase in assets under management included the addition of our new closed-end funds, The Gabelli Dividend & Income Trust ("GDV") in November 2003 and The Gabelli Global Utility & Income Trust ("GLU") in May 2004. Our fees from GAMCO separate accounts, which are generally billed based on asset levels at the beginning of a quarter, increased $11.4 million or 36.0% in the first half of 2004 as compared to the first half of 2003. Revenues from our alternative investment products decreased $0.9 or 17.5% as a result of lower incentive fees offset partially by higher management fees.

         Commission revenue was $8.4 million in the first half of 2004, up 60.9% from $5.2 million in the same period a year earlier largely due to an increase in overall trading volume.

         Revenues from distribution of mutual funds and other income were $10.2 million in the first half of 2004 versus $8.6 million in the first half of 2003. This increase was a result of a 21.2% increase in average assets for open-end equity funds for the first half of 2004 versus the prior year's comparable period, which generate distribution revenues under 12b-1 compensation plans. The effect of the Mutual Fund Reform Act of 2004 if enacted and other congressional and SEC actions pose a risk to our future distribution fee revenue as 12b-1 fees may be repealed or restricted.

         Total expenses, excluding management fee, were $68.8 million in the first half of 2004, a 19.6% increase from total expenses of $57.5 million reported in the first half of 2003. Compensation and related costs, which are largely variable, were $49.2 million, an increase of 18.8% from the same period a year earlier. The increase in compensation was due to increased variable compensation related to our Mutual Fund products of $4.1 million, an increase in variable compensation related to our GAMCO separate accounts of $2.8 million and an increase in salaries, accruals for incentive compensation and stock option expense totaling $1.5 million. However, as a percent of revenues, these costs declined to 39.8% in the first half of 2004 from 44.0% in the 2003 comparable period. Management fee expense, which is totally variable and based on pretax income, was 40.0% higher at $5.3 million in the first half of 2004 versus $3.8 million in the first half of 2003. Other operating expenses were higher by $3.5 million, a 21.5% increase to $19.6 million in the first half of 2004 from the prior year first half of $16.1 million due to distribution and service costs related to our new closed-end funds, higher compensation costs and additional insurance, legal and accounting expenses partially related to compliance with section 404 of Sarbanes-Oxley Act of 2002. Distribution and service costs, totaled $2.3 million in the first half of 2004 due to the initial inclusion of GDV and GLU, of which $400,000 related to the initial public offering of GLU. Our operating expenses will likely continue to increase through this year as we incur additional costs to comply with Sarbanes-Oxley and new SEC rules including those relating to investment adviser and investment company compliance programs.

         Investment income was $5.8 million in the first half of 2004 lower by $2.0 million, or 24.8% from $7.8 million reported in the first half of 2003 due to a shortfall from our corporate investment portfolio. Interest expense increased to $8.1 million in the first half of 2004 from $6.6 million in the comparable period of the prior year. This increase is a result of our issuance of $100 million of 5.5% non-callable senior notes due May 15, 2013 during the second quarter of 2003, offset in part by a one percentage point decrease in the interest rate on the $100 million convertible note from 6% to 5% in August 2003.

         The estimated effective tax rate for the first half of 2004 decreased to 36.4% from 37.6% in 2003 as we adjusted the tax rate to reflect our estimate of the current year end tax liability.

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

Summary cash flow data is as follows:                Six Months Ended June 30,
                                                    ---------------------------
                                                        2004            2003
                                                    ----------      -----------
Cash flows provided by (used in):                         (in thousands)
   Operating activities                             $   (5,980)     $    (1,332)
   Investing activities                                (35,905)          (7,549)
   Financing activities                                (17,168)         102,300
                                                    ----------      -----------
   (Decrease) increase                                 (59,053)          93,419
   Cash and cash equivalents at beginning of period    386,511          311,430
                                                    ----------      -----------
   Cash and cash equivalents at end of period       $  327,458      $   404,849
                                                    ==========      ===========

         Cash requirements and liquidity needs have historically been met through cash generated by operating activities and through our borrowing capacity. We have received investment grade ratings from both Moody's Investors Services and Standard & Poor's Rating Services. These investment grade ratings expand our ability to attract both public and private capital. At June 30, 2004, we had total cash and cash equivalents of $327.5 million, a decrease of $59.1 million from December 31, 2003. Gabelli has established a collateral account, consisting of cash and cash equivalents and investments in securities totaling $103.5 million, to secure a letter of credit issued in favor of the holder of the $100 million convertible note. The letter of credit was extended on August 4, 2004 and now expires on April 9, 2005. The holder of the note also has a put option, which was also extended on August 4, 2004 and now has an exercise date of April 1, 2005. Cash and cash equivalents and investments in securities held in the collateral account are restricted from other uses until the date of expiration. Total debt on June 30, 2004 was $282.9 million, consisting of the $100 million 5% convertible note, $100 million of 5.5% non-callable senior notes due May 15, 2013 and $82.9 million in mandatory convertible securities. The mandatory convertible securities consist of both a forward contract to purchase shares of our class A common stock on February 17, 2005 and senior notes due February 17, 2007. The forward contract includes a contract adjustment payment of 0.95% per year and the notes bear interest at 6% per year, which rate is expected to be reset on November 17, 2004. The settlement of the purchase contract in February 2005 will result in the receipt of additional proceeds and the issuance of between 1.8 million and 2.2 million shares of our class A common stock which will have a dilutive effect on earnings per share.

         Cash used in operating activities was $6.0 million in the first six months of 2004 principally from an $18.9 million increase in investments in securities, a $15.6 million increase in receivable from brokers, a $6.8 million decrease in income taxes payable and a $5.7 million reduction in payable to brokers partially offset by $30.0 million in net income, a $4.9 million decrease in investment advisory fees receivable and a $4.6 million decrease in receivables from affiliates. Cash used in operating activities was $1.3 million in the first half of 2003 principally resulting from an increase in investments in securities of $12.7 million and a $10.9 million reduction in payable to brokers partially offset by $20.9 million in net income.

         Cash used in investing activities, related to investments in and distributions from partnerships and affiliates and purchases and sales of available for sale securities, was $35.9 million in the first six months of 2004. Cash used in investing activities, related to investments in and distributions from partnerships and affiliates and proceeds from sales of available for sale securities, was $7.5 million in the second quarter of 2003.

         Cash used in financing activities in the first six months of 2004 was $17.2 million. The decrease in cash principally resulted from the repurchase of our class A common stock and mandatory convertible securities under the respective Stock Repurchase Programs of $12.3 million, the payment of the $0.02 per share quarterly dividend and $0.10 per share special dividend that were paid to all shareholders on record of June 15, 2004 that totaled $3.6 million and the $50 per share dividend paid by our 92% owned subsidiary, Gabelli Securities, Inc., to its shareholders resulting in a payment to minority shareholders of $2.7 million and partially offset by the $1.5 million received from the exercise of non-qualified stock options that further generated cash tax savings of $0.4 million.

         Cash provided by financing activities in the first half of 2003 was $102.3 million. The increase in cash primarily results from the $100 million issuance of ten-year, 5.5% non-callable and non-convertible senior notes and $2.9 million received from the exercise of non-qualified stock options that further generated cash tax savings of $0.8 million. Other significant financing activities which used cash included $0.6 million to repurchase shares of our class A common stock and mandatory convertible securities under Gabelli's respective stock repurchase programs.

         Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future. We have no material commitments for capital expenditures.

         Gabelli & Company, Inc., a subsidiary of Gabelli, is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. At June 30, 2004, Gabelli & Company had net capital, as defined, of approximately $16.2 million, exceeding the regulatory requirement by approximately $15.9 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

MARKET RISK

         We are subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. Our exposure to market risk is directly related to our role as financial intermediary, advisor and general partner for assets under management in our mutual funds, institutional and separate accounts business, alternative investment products and our proprietary investment activities. On June 30, 2004, our primary market risk exposure was to changes in equity prices and interest rates.

         With respect to our proprietary investment activities included in investments in securities of $252.8 million on June 30, 2004 were investments in Treasury Bills and Notes of $109.5 million, in mutual funds, largely invested in equity products, of $106.1 million, a selection of common and preferred stocks totaling $36.0 million and other investments of approximately $1.2 million. Investments in mutual funds generally lower market risk through the diversification of investments within their portfolio. In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. Of the approximately $36.0 million invested in common and preferred stocks at June 30, 2004, $14.8 million is related to our investment in Westwood Holdings Group Inc. and $12.6 million is invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Investments in partnerships and affiliates totaled $93.4 million on June 30, 2004, the majority of which consisted of alternative investment products which invest in risk arbitrage opportunities. These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

         Gabelli's exposure to interest rate risk results, principally, from its investment of excess cash in U.S. Government obligations and money market mutual funds. These investments are primarily short term in nature and the carrying value of these investments generally approximates market value.

         Our revenues are largely driven by the market value of our assets under management and are therefore exposed to fluctuations in market prices. Investment advisory fees for mutual funds are based on average daily asset values. Management fees earned on institutional and high-net-worth separate accounts, for any given quarter, are generally determined based on asset values on the last day of the preceding quarter. Any significant increases or decreases in market value of institutional and high-net-worth separate accounts assets managed which occur during the previous quarter will generally result in a relative increase or decrease in revenues for the following quarter.

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

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), which provides accounting and disclosure requirements for certain guarantees. Gabelli indemnifies its clearing broker for losses it may sustain from the customer accounts introduced by our broker-dealer subsidiaries. In accordance with New York Stock Exchange rules, customer balances are typically collateralized by customer securities or supported by other recourse provisions. In addition, Gabelli generally further limits margin balances to a maximum of 25% versus 50% permitted under exchange regulations. At June 30, 2004 the total amount of customer balances subject to indemnification (i.e. margin debits) was immaterial. Gabelli also has entered into arrangements with various other third parties which provide for indemnification against losses, costs, claims and liabilities arising from the performance of their obligations under our agreement, except for gross negligence or bad faith. The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote. Utilizing the methodology in FIN 45, our estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the financial statements.

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

         During February 2004, the FASB issued further guidance through FASB Staff Positions related to FIN No. 46. We have implemented FIN No. 46 for the quarter ended June 30, 2004 based on the provisions of the interpretation and the related staff positions and concluded that certain of the partnerships and offshore funds managed by Gabelli are VIEs. However, in most cases, it was concluded based on the provisions of the interpretation and related staff positions that Gabelli was not the primary beneficiary of these entities. As a result, the effect of the implementation of FIN No. 46 for the quarter ended June 30, 2004 did not have a material impact to our consolidated financial statements.

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

PART II: OTHER INFORMATION


         ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                  The following table provides information with respect to the shares of common stock and mandatory convertible securities we repurchased during the six months ended June 30, 2004:

                                                                                                              (d) Maximum Number
                                                                                       (c) Total Number of    of Shares (or
                                                                                       Shares Repurchased     Approximate Dollar
                                           (a) Total Number     (b) Average Price      as Part of Publicly    Value) That May Yet
                                           of Shares            Paid Per Share, net    Announced Plans or     Be Purchased Under the
                      Period               Repurchased          of Commissions         Programs               Plans or Programs
                      -----------------    ----------------     -------------------    ------------------     ----------------------

                      GBL
                      1/01/04 - 1/31/04                --       $          --                        --       $       12,146,465
                      2/01/04 - 2/29/04               3,127     $         42.60                     3,127     $       12,013,212
                      3/01/04 - 3/31/04              26,800     $         39.22                    26,800     $       10,960,818
                      4/01/04 - 4/30/04             157,400     $         39.20                   157,400     $        4,785,998
                      5/01/04 - 5/31/04              97,500     $         39.29                    97,500     $       12,953,206
                      6/01/04 - 6/30/04                --       $          --                        --       $       12,953,206
                                           ----------------                            ------------------
                      Totals                        284,827                                       284,827

                      GBL.I
                      1/01/04 - 1/31/04                --       $          --                        --                  461,200
                      2/01/04 - 2/29/04                --       $          --                        --                  461,200
                      3/01/04 - 3/31/04               8,200     $         25.04                     8,200                453,000
                      4/01/04 - 4/30/04              34,600     $         24.95                    34,600                418,400
                      5/01/04 - 5/31/04               3,600     $         24.74                     3,600                614,800
                      6/01/04 - 6/30/04                --       $          --                        --                  614,800
                                           ----------------                            ------------------
                      Totals                         46,400                                        46,400

                  In May 2004 we announced an increase in the dollar value of GBL shares available to repurchase under our stock repurchase program of $12.0 million and an increase in the number of shares of GBL.I available to repurchase under our stock repurchase program of 200,000 shares. Our stock repurchase programs are not subject to expiration dates.

         ITEM 4.  Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of Shareholders of Gabelli Asset Management Inc. was held in Greenwich, Connecticut on May 11, 2004. At that meeting, the shareholders considered and acted upon the following matter:

                      THE ELECTION OF DIRECTORS. The shareholders elected the following individuals to serve as directors until the 2005 annual meeting of shareholders and until their respective successors are duly elected and qualified. All the directors were elected with more than 98% of the total votes cast.

                      Edwin L. Artzt
                      Raymond C. Avansino, Jr.
                      John C. Ferrara
                      John D. Gabelli
                      Mario J. Gabelli
                      Robert S. Prather, Jr.
                      Karl Otto Pohl
                      Frederic V. Salerno
                      Vincent S. Tese

         ITEM 6.  (a) Exhibits

                      4.1 Second Amendment to the Note Purchase Agreement, dated August 4, 2004.
                      4.2     Convertible Promissory Note, dated August 14,
                              2001.
                      31.1 Certification by Chief Executive Officer Pursuant to Rule 13a-14 (a) and 15d-14 (a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                      31.2 Certification by Chief Accounting Officer Pursuant to Rule 13a-14 (a) and 15d-14 (a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                      32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002
                      32.2 Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002

                  (b) Reports on Form 8-K.

                      The Company filed the following Current Reports on Form 8-K during the three months ended June 30, 2004.

                              1. Current Report on Form 8-K dated April 27, 2004 containing the press release disclosing the Company's operating results for the first quarter ended March 31, 2004.


SIGNATURES
                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GABELLI ASSET MANAGEMENT INC.
                                                -----------------------------
                                                         (Registrant)

         AUGUST 9, 2004                         /s/ Michael R. Anastasio
         --------------                         -----------------------------
         Date                                   Michael R. Anastasio
                                                Chief Accounting Officer