Form 10-Q
period 2004-09-30
GABELLI ASSET MANAGEMENT INC
filed 2004-11-09
CIK 1060349

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2004
                                           ------------------

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

Yes  X    No
   -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  X    No
   -----    -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

            Class                                Outstanding at October 31, 2004
            -----                                -------------------------------
Class A Common Stock, .001 par value                        6,261,228
Class B Common Stock, .001 par value                       23,128,500

================================================================================

                                      INDEX

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION
---------------------------------

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations:
            -    Three months ended September 30, 2004 and 2003
            -    Nine months ended September 30, 2004 and 2003

            Condensed Consolidated Statements of Financial Condition:
            -    September 30, 2004
            -    September 30, 2003
            -    December 31, 2003 (Audited)

            Condensed Consolidated Statements of Stockholders Equity and
               Comprehensive Income:
            -    Three months ended September 30, 2004 and 2003
            -    Nine months ended September 30, 2004 and 2003

            Condensed Consolidated Statements of Cash Flows:
            -    Three months ended September 30, 2004 and 2003
            -    Nine months ended September 30, 2004 and 2003

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 6.     Exhibits and Reports on Form 8-K



SIGNATURES
----------

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)

                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                           -----------------------------

                                                                              2004               2003
                                                                           ----------         ----------
REVENUES
  Investment advisory and incentive fees ..........................        $   49,685         $   44,207
  Commission revenue ..............................................             2,962              3,327
  Distribution fees and other income ..............................             4,590              4,289
                                                                           ----------         ----------
     Total revenues ...............................................            57,237             51,823
EXPENSES
  Compensation and related costs ..................................            23,534             21,792
  Management fee ..................................................             2,284              2,193
  Other operating expenses ........................................             9,468              8,435
                                                                           ----------         ----------
     Total expenses ...............................................            35,286             32,420

Operating income ..................................................            21,951             19,403
OTHER INCOME (EXPENSE)
  Net gain (loss) from investments ................................              (296)             2,804
  Interest and dividend income ....................................             2,916              1,704
  Interest expense ................................................            (4,014)            (4,174)
                                                                           ----------         ----------
     Total other income (expense), net ............................            (1,394)               334
                                                                           ----------         ----------
Income before income taxes and minority interest ..................            20,557             19,737
  Income tax provision ............................................             7,483              7,298
  Minority interest ...............................................                43                137
                                                                           ----------         ----------
    Net income ....................................................        $   13,031         $   12,302
                                                                           ==========         ==========

Net income per share:
  Basic ...........................................................        $     0.44         $     0.41
                                                                           ==========         ==========

  Diluted .........................................................        $     0.43         $     0.41
                                                                           ==========         ==========

Weighted average shares outstanding:
  Basic ...........................................................            29,707             30,061
                                                                           ==========         ==========

  Diluted .........................................................            31,820             32,170
                                                                           ==========         ==========

Dividends declared ................................................        $     1.02         $     0.00
                                                                           ==========         ==========

      See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (In thousands, except per share data)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                           -----------------------------
                                                                              2004               2003
                                                                           ----------         ----------
REVENUES
  Investment advisory and incentive fees ..........................        $  154,928         $  124,467
  Commission revenue ..............................................            11,312              8,518
  Distribution fees and other income ..............................            14,740             12,847
                                                                           ----------         ----------
     Total revenues ...............................................           180,980            145,832
EXPENSES
  Compensation and related costs ..................................            72,728             63,191
  Management fee ..................................................             7,558              5,959
  Other operating expenses ........................................            29,032             24,534
                                                                           ----------         ----------
     Total expenses ...............................................           109,318             93,684

Operating income ..................................................            71,662             52,148
OTHER INCOME (EXPENSE)
  Net gain (loss) from investments ................................             1,949              7,949
  Interest and dividend income ....................................             6,510              4,328
  Interest expense ................................................           (12,095)           (10,790)
                                                                           ----------         ----------
     Total other income (expense), net ............................            (3,636)             1,487
                                                                           ----------         ----------
Income before income taxes and minority interest ..................            68,026             53,635
  Income tax provision ............................................            24,768             20,044
  Minority interest ...............................................               238                405
                                                                           ----------         ----------
    Net income ....................................................        $   43,020         $   33,186
                                                                           ==========         ==========

Net income per share:
  Basic ...........................................................        $     1.44         $     1.11
                                                                           ==========         ==========

  Diluted .........................................................        $     1.41         $     1.10
                                                                           ==========         ==========

Weighted average shares outstanding:
  Basic ...........................................................            29,886             30,002
                                                                           ==========         ==========

  Diluted .........................................................            32,011             30,134
                                                                           ==========         ==========

Dividends declared ................................................        $     1.14         $     0.00
                                                                           ==========         ==========

      See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)

                                                       September 30,      September 30,      December 31,
                                                           2004               2003               2003
                                                        ----------         ----------         ----------
                                                                 (Unaudited)
ASSETS

Cash and cash equivalents ......................        $  337,830         $  425,849         $  386,511
Investments in securities ......................           249,779            182,874            231,400
Investments in partnerships and affiliates .....            91,149             60,136             64,012
Receivable from brokers ........................            22,620              1,216              1,232
Investment advisory fees receivable ............            17,894             15,821             21,565
Other assets ...................................            25,051             29,788             31,791
                                                        ----------         ----------         ----------

     Total assets ..............................        $  744,323         $  715,684         $  736,511
                                                        ==========         ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers .............................        $     --           $    5,726         $    5,691
Income taxes payable ...........................             5,608              8,603             12,323
Compensation payable ...........................            33,871             27,291             25,552
Capital lease obligation .......................             2,751              3,154              3,058
Securities sold, not yet purchased .............             1,084                669                664
Accrued expenses and other liabilities .........            16,669             17,493             18,487
                                                        ----------         ----------         ----------

     Total operating liabilities ...............            59,983             62,936             65,775

5.5% Senior notes (due May 15, 2013)  ..........           100,000            100,000            100,000
5% Convertible note (conversion price,
 $52.00 per share; note due August 14,
 2011)  ........................................           100,000            100,000            100,000
6.95% Mandatory convertible securities
 (purchase contract settlement date,
 February 17, 2005; notes due February 17,
 2007)  ........................................            82,308             84,163             84,030
                                                        ----------         ----------         ----------

     Total liabilities .........................           342,291            347,099            349,805

Minority interest ..............................             5,916              7,967              8,395

Stockholders' equity
Class A Common Stock, $0.001 par value;
 100,000,000 shares authorized; 7,772,525,
 7,678,000 and 7,697,600 issued and
 outstanding, respectively .....................                 8                  8                  8
Class B Common Stock, $0.001 par value;
 100,000,000 shares authorized; 23,128,500,
 23,130,000 and 23,128,500 issued and
 outstanding, respectively .....................                23                 23                 23
Additional paid-in capital .....................           147,381            142,580            143,475
Retained earnings ..............................           296,116            240,748            257,266
Accumulated comprehensive gain / (loss) ........              (624)              (538)             1,480
Treasury stock, at cost (1,349,272, 727,039
 and 776,544 shares, respectively)  ............           (46,788)           (22,203)           (23,941)
                                                        ----------         ----------         ----------
     Total stockholders' equity ................           396,116            360,618            378,311
                                                        ----------         ----------         ----------

Total liabilities and stockholders' equity .....        $  744,323         $  715,684         $  736,511
                                                        ==========         ==========         ==========

See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                                    UNAUDITED
                                 (In thousands)

                                                                     THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                          SEPTEMBER 30,
                                                                -------------------------------------------------------------------
                                                                   2004               2003               2004               2003
                                                                ----------         ----------         ----------         ----------
Stockholders' Equity - beginning of period .............        $  392,803         $  347,217         $  378,311         $  321,793
Comprehensive income:
  Net income ...........................................            13,031             12,302             43,020             33,186
  Net unrealized gain (loss) on securities
   available for sale ..................................             1,368               (355)            (2,104)               100
                                                                ----------         ----------         ----------         ----------
Comprehensive income ...................................            14,399             11,947             40,916             33,286
                                                                ----------         ----------         ----------         ----------

Dividends paid .........................................              (593)              --               (4,171)              --
Stock option expense ...................................               467                434              1,352              1,071
Purchase and retirement of mandatory convertible
  securities ...........................................                15               --                   45                 10
Exercise of stock options including tax benefit ........               678              1,023              2,510              4,665
Purchase of treasury stock .............................           (11,653)                (3)           (22,847)              (207)
                                                                ----------         ----------         ----------         ----------
Stockholders' Equity - end of period ...................        $  396,116         $  360,618         $  396,116         $  360,618
                                                                ==========         ==========         ==========         ==========

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                             ----------------------------------------------------------
                                                                2004            2003            2004            2003
                                                             ----------      ----------      ----------      ----------
OPERATING ACTIVITIES
Net income .............................................     $   13,031      $   12,302      $   43,020      $   33,186
Adjustments to reconcile net income to net cash
   provided by operating activities:
Equity in losses and (gains) from partnerships and
   affiliates ..........................................            403          (1,513)         (1,562)         (4,157)
Depreciation and amortization ..........................            241             242             720             727
Stock-based compensation expense .......................            467             434           1,352           1,071
Tax benefit from exercise of stock options .............            191             320             570           1,084
Minority interest in net income of consolidated
   subsidiaries ........................................             43             137             238             405
Realized gains on available for sale securities ........           --               (83)           (101)            (97)
(Increase) decrease in operating assets:
   Investments in securities ...........................          6,263          13,027         (12,680)            337
   Investment advisory fees receivable .................         (1,248)         (1,976)          3,671            (218)
   Receivables from affiliates .........................          1,070          (1,265)          5,653          (2,323)
   Other receivables ...................................            139             113             361            (309)
   Receivable from brokers .............................         (5,795)           (760)        (21,388)          3,702
   Other assets ........................................            639             369               5            (499)
Increase (decrease) in operating liabilities:
   Payable to brokers ..................................             (1)           (469)         (5,692)        (11,412)
   Income taxes payable ................................          1,365           1,740          (5,463)           (652)
   Compensation payable ................................          4,335           5,951           8,692           8,814
   Accrued expenses and other liabilities ..............            517            (229)         (2,120)          1,629
   Securities sold, not yet purchased ..................             15             (73)            419          (4,353)
                                                             ----------      ----------      ----------      ----------
Total adjustments ......................................          8,644          15,965         (27,325)         (6,251)
                                                             ----------      ----------      ----------      ----------
Net cash provided by operating activities ..............         21,675          28,267          15,695          26,935
                                                             ----------      ----------      ----------      ----------

INVESTING ACTIVITIES
Purchases of available for sale securities .............           (822)         (7,165)         (9,927)         (8,369)
Proceeds from sales of available for sale
   securities ..........................................            --              800             600             900
Distributions from partnerships and affiliates .........          2,552           3,093          12,509          12,942
Investments in partnerships and affiliates .............           (727)         (4,695)        (38,084)        (20,989)
                                                             ----------      ----------      ----------      ----------
Net cash provided by(used in) investing activities .....          1,003          (7,967)        (34,902)        (15,516)
                                                             ----------      ----------      ----------      ----------

FINANCING ACTIVITIES
Purchase of minority stockholders' interest ............           --              --            (2,718)           --
Issuance of Senior notes ...............................           --              --              --           100,000
Dividends paid .........................................           (593)           --            (4,171)           --
Proceeds from exercise of stock options ................            487             703           1,939           3,580
Purchase of mandatory convertible securities ...........           (547)           --            (1,677)           (373)
Purchase of treasury stock .............................        (11,653)             (3)        (22,847)           (207)
                                                             ----------      ----------      ----------      ----------
Net cash provided by (used in)financing activities .....        (12,306)            700         (29,474)        103,000
                                                             ----------      ----------      ----------      ----------
Net increase(decrease) in cash and cash equivalents ....         10,372          21,000         (48,681)        114,419
Cash and cash equivalents at beginning of period .......        327,458         404,849         386,511         311,430
                                                             ----------      ----------      ----------      ----------
Cash and cash equivalents at end of period .............     $  337,830      $  425,849      $  337,830      $  425,849
                                                             ==========      ==========      ==========      ==========

See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

A.  BASIS OF PRESENTATION

         Unless we have indicated otherwise, or the context otherwise requires, references in this report to "Gabelli Asset Management Inc.," "Gabelli," "we," "us" and "our" or similar terms are to Gabelli Asset Management Inc., its predecessors and its subsidiaries.

         The unaudited interim Condensed Consolidated Financial Statements of Gabelli Asset Management Inc. included herein have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of Gabelli for the interim periods presented and are not necessarily indicative of a full year's results.

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

B.  INVESTMENTS IN SECURITIES

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

         At September 30, 2004 and 2003 the market value of investments available for sale was $73.1 million and $17.5 million, respectively. An unrealized loss in market value, net of taxes, of $624,000 and $538,000 has been included in stockholders' equity for September 30, 2004 and 2003, respectively.

         There were no sales of investments available for sale for the three month period ended September 30, 2004. Proceeds from sales of investments available for sale were approximately $0.6 million for the nine month period ended September 30, 2004. For the first nine months of 2004, gross gains on the sale of investments available for sale amounted to $101,000; there were no gross losses on the sale of investments available for sale. Proceeds from sales of investments available for sale were approximately $0.8 million for the three month period ended September 30, 2003. For the first three months of 2003, gross gains on the sale of investments available for sale amounted to $83,000; there were no gross losses on the sale of investments available for sale. Proceeds from sales of investments available for sale were approximately $0.9 million for the nine month period ended September 30, 2003. For the first nine months of 2003, gross gains on the sale of investments available for sale amounted to $97,000; there were no gross losses on the sale of investments available for sale.

C. EARNINGS PER SHARE

         The computations of basic and diluted net income per share are as follows:

                                                         Three Months Ended         Nine Months Ended
                                                           September 30,              September 30,
(in thousands, except per share amounts)                 2004         2003         2004         2003
                                                       --------     --------     --------     --------
Basic:
Net income .......................................     $ 13,031     $ 12,302     $ 43,020     $ 33,186
                                                       ========     ========     ========     ========
Average shares outstanding .......................       29,707       30,061       29,886       30,002
                                                       ========     ========     ========     ========
Basic net income per share .......................     $   0.44     $   0.41     $   1.44     $   1.11
                                                       ========     ========     ========     ========

Diluted:
Net income .......................................     $ 13,031     $ 12,302     $ 43,020     $ 33,186
Add interest expense on convertible note, net
   of management fee and taxes ...................          716          770        2,147         --
                                                       --------     --------     --------     --------
Total ............................................     $ 13,747     $ 13,072     $ 45,167     $ 33,186
                                                       ========     ========     ========     ========

Average shares outstanding .......................       29,707       30,061       29,886       30,002
Dilutive stock options ...........................          190          186          202          132
Assumed conversion of convertible note ...........        1,923        1,923        1,923         --
                                                       --------     --------     --------     --------
Total ............................................       31,820       32,170       32,011       30,134
                                                       ========     ========     ========     ========
Diluted net income per share .....................     $   0.43     $   0.41     $   1.41     $   1.10
                                                       ========     ========     ========     ========

         For the nine months ended September 30, 2003 the assumed conversion of the convertible note would not be dilutive and, accordingly, has not been used in the computation of the weighted average diluted shares.

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

         The expected life reflected an estimate of the length of time the employees are expected to hold the options, including the vesting period, and is based, in part, on actual experience with other grants. The dividend yield for the February 18, 2003 grant reflected the assumption that no or an immaterial payout would be made in the foreseeable future at that time. The dividend yield for the May 11, 2004 grant reflected the assumption that we would continue our current policy of a $0.02 per share quarterly dividend. For the three months ended September 30, 2004 and 2003, we recognized $467,000 and $434,000, respectively, in stock based compensation. For the nine months ended September 30, 2004 and 2003, we recognized $1,352,000 and $1,119,000, respectively, in stock-based compensation.

         Proceeds from the exercise of 22,900 and 40,389 stock options were $487,000 and $703,000 for the three months ended September 30, 2004 and 2003, respectively, resulting in a tax benefit to Gabelli of $191,000 and $320,000 for the three months ended September 30, 2004 and 2003, respectively.

         Proceeds from the exercise of 81,025 and 207,156 stock options were $1,939,000 and $3,580,000 for the nine months ended September 30, 2004 and 2003, respectively, resulting in a tax benefit to Gabelli of $570,000 and $1,084,000 for the nine months ended September 30, 2004 and 2003, respectively.

         On September 30, 2004 we had 29,557,853 shares outstanding, which is approximately 2% lower than our shares outstanding of 30,080,856 at the end of the third quarter 2003 and approximately 1% below shares outstanding of 29,822,853 on June 30, 2004.

         On September 30, 2004, we paid a $0.02 quarterly dividend to all shareholders of record on September 15, 2004.

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

         If we had elected for 2001 and 2002 to account for our stock options under the fair value method of SFAS No. 123 "Accounting for Stock Based Compensation," our net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                    Three Months Ended             Nine Months Ended
                                                       September 30,                 September 30,
                                                    2004           2003           2004           2003
                                                 ----------     ----------     ----------     ----------
         Net income (in thousands):
           As reported .....................     $   13,031     $   12,302     $   43,020     $   33,186
           Pro forma .......................     $   12,922     $   11,840     $   42,911     $   32,725

         Net income per share - Basic
           As reported .....................     $     0.44     $     0.41     $     1.44     $     1.11
           Pro forma .......................     $     0.44     $     0.40     $     1.44     $     1.10

         Net income per share - Diluted
           As reported .....................     $     0.43     $     0.41     $     1.41     $     1.10
           Pro forma .......................     $     0.43     $     0.40     $     1.41     $     1.09

STOCK REPURCHASE PROGRAM

         In March 1999 the Board of Directors established the Stock Repurchase Program through which we are authorized to repurchase shares of our Class A common stock. The Board of Directors, during the third quarter 2004, authorized the repurchase of an additional $25.0 million of our Class A common stock. For the three and nine months ended September 30, 2004, we repurchased 287,900 shares at an average investment of $40.46 and 572,727 shares at an average investment of $39.87 per share, respectively. Since the inception of the program we have repurchased 1,750,076 shares at an average investment of $30.30 per share. At September 30, 2004 the total amount available to repurchase shares under the program was approximately $26.3 million.

         Since May 2002 the Board of Directors has also approved the repurchase of up to 900,000 shares of our mandatory convertible securities. The Board of Directors, during the third quarter 2004, authorized an additional allocation available to repurchase our mandatory convertible securities bringing the total authorization up to $25 million. During the third quarter and first nine months of 2004, we repurchased 22,500 shares at an average investment of $24.10 per share and 68,900 shares at an average investment of $24.67 per share, respectively, bringing the total shares repurchased to 307,700 at a total investment of $6.9 million. A gain attributable to the debt component of the mandatory convertible securities totaling $24,000 and $34,000 has been included in other income (expense) for both the three and nine months ended September 30, 2004, respectively. During the third quarter of 2003, no shares were repurchased in the open market. For the nine month period ended September 30, 2003, the Company repurchased 15,300 shares at an average investment of $19.02 per share. A gain attributable to the debt component of the mandatory convertible securities totaling $87,000 has been included in other income (expense) for the nine months ended September 30, 2003. At September 30, 2004 there remains $25.0 million authorized for repurchase under the program.

E. SUBSEQUENT EVENTS

         During October 2004, we repurchased 184,100 shares of our Class A common stock through the end of the month, under the Stock Repurchase Program, at an average investment of $44.65 per share.

         On October 5, 2004 the Company announced that the Board of Directors authorized the repurchase of an additional 1 million shares of its Class A common stock. On the same date, the Board of Directors approved a change in the payment date for the special $1.00 per share dividend to November 30, 2004 with a record date of November 15, 2004. Subsequently, the Board of Directors also approved a change in the record and payable date for the Class B shareholders to December 23, 2004.

         During November 2004, the notes of the holders of our mandatory convertible securities will be remarketed and the interest rate reset. In the event of a successful remarketing, the interest rate to be in effect on and after November 17, 2004 for the notes will be approximately 5%. On November 3, 2004 the reset spread of 232 basis points (2.32%) and the Two-Year Benchmark Treasury (CUSIP: 9128Z8BX5, Maturity date: February 15, 2007) was announced.

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

         As of September 30, 2004, we had $27.2 billion of assets under management, approximately 93.1% of which were invested in equity securities. We conduct our investment advisory business principally through three subsidiaries:
GAMCO Investors, Inc. (Separate Accounts), Gabelli Funds, LLC (Mutual Funds) and Gabelli Securities, Inc. (Alternative Investments). We also act as underwriter and distributor of our open-end mutual funds and provide institutional research through Gabelli & Company, Inc., our broker-dealer subsidiary.

         On September 3, 2003, the New York Attorney General's office ("NYAG") announced that it had found evidence of widespread improper trading involving mutual fund shares. These transactions included the "late trading" of mutual fund shares after the 4:00 p.m. pricing cutoff and "time zone arbitrage" of mutual fund shares designed to exploit pricing inefficiencies. Since the NYAG's announcement, the NASD, the SEC, the NYAG and officials of other states have been conducting inquiries into and bringing enforcement actions related to trading abuses in mutual fund shares. We received information requests and subpoenas from the SEC and from the NYAG in connection with their inquiries. We are complying with these requests and have been conducting an internal review of our mutual fund practices and procedures in a variety of areas with the guidance of outside counsel. A special committee of our independent directors was also formed to review various issues involving mutual fund share transactions and has been assisted by independent counsel.

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

         We have issued three press releases (October 9, 2003; November 19, 2003; October 11, 2004) regarding these regulatory developments and the various initiatives we have taken since 1998. These releases may be found on our website (www.gabelli.com).

                  The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Consolidated Results - Three Months Ended September 30:

                                                  (Unaudited; in thousands, except per share data)
                                                  ------------------------------------------------

                                                               2004             2003
                                                             --------         --------

Revenues ............................................        $ 57,237         $ 51,823
Expenses ............................................          35,286           32,420
                                                             --------         --------
Operating income ....................................          21,951           19,403
Investment income, net ..............................           2,620            4,508
Interest expense ....................................          (4,014)          (4,174)
                                                             --------         --------
Total other income (expense), net ...................          (1,394)             334
                                                             --------         --------
Income before taxes and minority interest ...........          20,557           19,737
Income tax provision ................................           7,483            7,298
Minority interest ...................................              43              137
                                                             --------         --------
Net income ..........................................        $ 13,031         $ 12,302
                                                             ========         ========

Net income per share:
   Basic ............................................        $   0.44         $   0.41
                                                             ========         ========
   Diluted ..........................................        $   0.43         $   0.41
                                                             ========         ========

Reconciliation of Net income to Adjusted EBITDA:

Net income ..........................................        $ 13,031         $ 12,302
Interest expense ....................................           4,014            4,174
Income tax provision and minority interest ..........           7,526            7,435
Depreciation and amortization .......................             241              242
                                                             --------         --------
Adjusted EBITDA(a) ..................................        $ 24,812         $ 24,153
                                                             ========         ========

(a) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and minority interest. Adjusted EBITDA is a Non-GAAP measure and should not be considered as an alternative to any measure of performance as promulgated under U.S. generally accepted accounting principles nor should it be considered as an indicator of our overall financial performance. We use Adjusted EBITDA as a supplemental measure of performance as we believe it gives investors a more complete understanding of our operating results before the impact of investing and financing activities as a tool for determining the private market value of an enterprise.

         Total revenues were $57.2 million in the third quarter of 2004 up $5.4 million or 10.4% from total revenues of $51.8 million reported in the third quarter of 2003. Investment advisory and incentive fees, which comprised 86.8% of total revenues, were $49.7 million in the third quarter of 2004, $5.5 million or 12.4% higher than the $44.2 million reported in the third quarter of 2003 which comprised 85.3% of total revenues. The increase in investment advisory and incentive fees was principally the result of higher levels of assets under management in our equity mutual funds and our institutional and high net worth equity separate accounts. Revenues from mutual funds increased $3.6 million or 15.0% from the prior year as assets under management in mutual funds increased to $12.8 billion on September 30, 2004, or 18.1% ahead of the September 30, 2003 assets under management of $10.8 billion. The increase in assets under management included the addition of two new closed-end funds, The Gabelli Dividend & Income Trust ("GDV") in November 2003 and The Gabelli Global Utility & Income Trust ("GLU") in May 2004. Our fees from GAMCO separate accounts, which are generally billed based on asset levels at the beginning of a quarter, increased $3.2 million or 18.7% in the third quarter of 2004 as compared to the third quarter of 2003. Our revenues will be negatively impacted in the fourth quarter when a sub-advisory client will transfer out one of its three portfolios from our management. We were retained to manage this account four years ago. The sponsor was recently taken over by a larger entity. Revenues from our alternative investment products decreased $1.3 million or 38.6% resulting from a claw back in incentive fees of approximately $2.0 million offset partially by higher management fees as assets under management increased 36.0% to $934 million on September 30, 2004 from $687 million on September 30, 2003.

         Commission revenue was $3.0 million in the third quarter of 2004, lower by 11.0% from $3.3 million in the same period a year earlier largely due to a decrease in overall trading volume.

         Revenues from distribution of mutual funds and other income were $4.6 million in the third quarter of 2004 versus $4.3 million in the third quarter of 2003. This increase was a result of a 2.2% increase in average assets for open-end equity funds for the third quarter of 2004 versus the prior year's quarter, which generate distribution revenues under 12b-1 compensation plans. The effect of the Mutual Fund Reform Act of 2004, if enacted, and other congressional and SEC actions pose a risk to our future distribution fee revenue as 12b-1 fees may be repealed or restricted.

         Total expenses, excluding management fee, were $33.0 million in the third quarter of 2004, a 9.2% increase from total expenses of $30.2 million reported in the third quarter of 2003. Compensation and related costs, which are largely variable, were $23.5 million in the third quarter of 2004, an increase of 8.0% from the same period a year earlier. The increase in compensation was due to increased variable compensation related to our Mutual Fund products of $1.3 million, an increase in variable compensation related to our GAMCO separate accounts of $0.9 million and an increase in salaries and accruals for incentive compensation totaling $0.8 million. However, as a percent of revenues, these costs declined to 41.1% in the third quarter of 2004 from 42.1% in the 2003 quarter. Management fee expense, which is totally variable and based on pretax income, was 4.1% higher at $2.3 million in the third quarter of 2004 versus $2.2 million in the third quarter of 2003. Other operating expenses were higher by $1.1 million, a 12.2% increase to $9.5 million in the third quarter of 2004 from the prior year third quarter of $8.4 million due to distribution and service costs related to our new closed-end funds and additional insurance, legal and accounting expenses partially related to compliance with section 404 of the Sarbanes-Oxley Act of 2002 as well as other regulatory and corporate governance initiatives. Included in distribution and service costs are $1.0 million relating to the initial inclusion of GDV and GLU in the third quarter 2004. Our operating expenses will likely continue to increase through this year as we incur additional costs to comply with Sarbanes-Oxley and new SEC rules including those relating to investment advisers and investment company compliance programs.

         For the third quarter 2004, we experienced a loss of $1.4 million from our investments and net interest expense versus a net benefit of $0.3 million in the 2003 quarter. The net return from our corporate investment portfolio declined to $2.6 million in the 2004 third quarter from $4.5 million in the prior year's quarter. Interest expense decreased to $4.0 million in the third quarter of 2004 from $4.2 million in the comparable prior year quarter. This decrease is a result of a one percentage point decrease in the interest rate on the $100 million convertible note from 6% to 5% in August 2003.

         The estimated effective tax rate for the third quarter of 2004 decreased to 36.4% from 37.6% in the third quarter of 2003 as we adjusted the tax rate to reflect our estimate of the current year end tax liability.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Consolidated Results - Nine Months Ended September 30:

                                                    (Unaudited; in thousands, except per share data)
                                                    ------------------------------------------------
                                                                2004               2003
                                                             ----------         ----------

Revenues ............................................        $  180,980         $  145,832
Expenses ............................................           109,318             93,684
                                                             ----------         ----------
Operating income ....................................            71,662             52,148
Investment income, net ..............................             8,459             12,277
Interest expense ....................................           (12,095)           (10,790)
                                                             ----------         ----------
Total other income (expense), net ...................            (3,636)             1,487
                                                             ----------         ----------
Income before taxes and minority interest ...........            68,026             53,635
Income tax provision ................................            24,768             20,044
Minority interest ...................................               238                405
                                                             ----------         ----------
Net income ..........................................        $   43,020         $   33,186
                                                             ==========         ==========

Net income per share:
   Basic ............................................        $     1.44         $     1.11
                                                             ==========         ==========
   Diluted ..........................................        $     1.41         $     1.10
                                                             ==========         ==========

Reconciliation of Net income to Adjusted EBITDA:

Net income ..........................................        $   43,020         $   33,186
Interest expense ....................................            12,095             10,790
Income tax provision and minority interest ..........            25,006             20,449
Depreciation and amortization .......................               720                727
                                                             ----------         ----------
Adjusted EBITDA(a) ..................................        $   80,841         $   65,152
                                                             ==========         ==========

(a) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and minority interest. Adjusted EBITDA is a Non-GAAP measure and should not be considered as an alternative to any measure of performance as promulgated under U.S. generally accepted accounting principles nor should it be considered as an indicator of our overall financial performance. We use Adjusted EBITDA as a supplemental measure of performance as we believe it gives investors a more complete understanding of our operating results before the impact of investing and financing activities as a tool for determining the private market value of an enterprise.

         Total revenues were $181.0 million in the first nine months of 2004 up $35.2 million or 24.1% from total revenues of $145.8 million reported in the first nine months of 2003. Investment advisory and incentive fees, which comprised 85.6% of total revenues, were $154.9 million in the first nine months of 2004, $30.4 million or 24.5% higher than the $124.5 million reported in the first nine months of 2003 which comprised 85.3% of total revenues. The increase in investment advisory and incentive fees was principally the result of higher levels of assets under management in our equity mutual funds and our institutional and high net worth equity separate accounts. Revenues from mutual funds increased $18.1 million or 27.0% from the prior year as assets under management in mutual funds increased to $12.8 billion on September 30, 2004, or 18.1% ahead of the September 30, 2003 assets under management of $10.8 billion. The increase in assets under management included the addition of our new closed-end funds, The Gabelli Dividend & Income Trust ("GDV") in November 2003 and The Gabelli Global Utility & Income Trust ("GLU") in May 2004. Our fees from GAMCO separate accounts, which are generally billed based on asset levels at the beginning of a quarter, increased $14.6 million or 29.9% in the first nine months of 2004 as compared to the first nine months of 2003. Our revenues will be negatively impacted in the fourth quarter when a sub-advisory client will transfer out one of its three portfolios from our management. We were retained to manage this account four years ago. The sponsor was recently taken over by a larger entity. Revenues from our alternative investment products decreased $2.2 million or 25.5% resulting from a claw back in incentive fees of approximately $4.4 million offset partially by higher management fees as assets under management increased to $934 million on September 30, 2004, or 36.0% ahead of September 20, 2003 assets under management of $687 million.

         Commission revenue was $11.3 million in the first nine months of 2004, up 32.8% from $8.5 million in the same period a year earlier largely due to an increase in overall trading volume.

         Revenues from distribution of mutual funds and other income were $14.7 million in the first nine months of 2004 versus $12.8 million in the first nine months of 2003. This increase was a result of a 14.4% increase in average assets for open-end equity funds for the first nine months of 2004 versus the prior year's comparable period, which generate distribution revenues under 12b-1 compensation plans. The effect of the Mutual Fund Reform Act of 2004, if enacted, and other congressional and SEC actions pose a risk to our future distribution fee revenue as 12b-1 fees may be repealed or restricted.

         Total expenses, excluding management fee, were $101.8 million in the first nine months of 2004, a 16.0% increase from total expenses of $87.7 million reported in the first nine months of 2003. Compensation and related costs, which are largely variable, were $72.7 million for the first nine months of 2004, an increase of 15.1% from the same period a year earlier. The increase in compensation was due to increased variable compensation related to our Mutual Fund products of $5.4 million, an increase in variable compensation related to our GAMCO separate accounts of $3.6 million and an increase in salaries, accruals for incentive compensation and stock option expense totaling $2.4 million. However, as a percent of revenues, these costs declined to 40.2% in the first nine months of 2004 from 43.3% in the 2003 comparable period. Management fee expense, which is totally variable and based on pretax income, was 26.8% higher at $7.6 million in the first nine months of 2004 versus $6.0 million in the first nine months of 2003. Other operating expenses were higher by $4.5 million, an 18.3% increase to $29.0 million in the first nine months of 2004 from the prior year first nine months of $24.5 million due to distribution and service costs related to our new closed-end funds and additional insurance, legal and accounting expenses partially related to compliance with section 404 of Sarbanes-Oxley Act of 2002 as well as other regulatory and corporate governance initiatives. Included in distribution and service costs are $3.3 million relating to the initial inclusion of GDV and GLU in the first nine months of 2004, of which $400,000 related to non-recurring costs of the initial public offering of GLU. Our operating expenses will likely continue to increase through this year as we incur additional costs to comply with Sarbanes-Oxley and new SEC rules including those relating to investment advisers and investment company compliance programs.

         Investment income was $8.5 million in the first nine months of 2004 lower by $3.8 million, or 31.1% from $12.3 million reported in the first nine months of 2003 due to a shortfall from our corporate investment portfolio. Interest expense increased to $12.1 million in the first nine months of 2004 from $10.8 million in the comparable period of the prior year. This increase is a result of our issuance of $100 million of 5.5% non-callable senior notes due May 15, 2013 during the second quarter of 2003, offset in part by a one percentage point decrease in the interest rate on the $100 million convertible note from 6% to 5% in August 2003.

         The estimated effective tax rate for the first nine months of 2004 decreased to 36.4% from 37.6% in 2003 as we adjusted the tax rate to reflect our estimate of the current year end tax liability.

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

         Summary cash flow data is as follows:

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                            2004               2003
                                                                         ----------         ----------
            Cash flows provided by (used in):                                   (in thousands)
            Operating activities ................................        $   15,695         $   26,935
            Investing activities ................................           (34,902)           (15,516)
            Financing activities ................................           (29,474)           103,000
                                                                         ----------         ----------
            (Decrease) increase .................................           (48,681)           114,419
            Cash and cash equivalents at beginning of period ....           386,511            311,430
                                                                         ----------         ----------
            Cash and cash equivalents at end of period ..........        $  337,830         $  425,849
                                                                         ==========         ==========

         Cash requirements and liquidity needs have historically been met through cash generated by operating activities and through our borrowing capacity. We have received investment grade ratings from both Moody's Investors Services and Standard & Poor's Rating Services. These investment grade ratings expand our ability to attract both public and private capital. At September 30, 2004, we had total cash and cash equivalents of $337.8 million, a decrease of $48.7 million from December 31, 2003. Gabelli has established a collateral account, consisting of cash and cash equivalents and investments in securities totaling $103.9 million, to secure a letter of credit issued in favor of the holder of the $100 million convertible note. The letter of credit was extended on August 4, 2004 and now expires on April 9, 2005. The holder of the note also has a put option, which was also extended on August 4, 2004 and now has an exercise date of April 1, 2005. Cash and cash equivalents and investments in securities held in the collateral account are restricted from other uses until the date of expiration. Total debt on September 30, 2004 was $282.3 million, consisting of the $100 million 5% convertible note, $100 million of 5.5% non-callable senior notes due May 15, 2013 and $82.3 million in mandatory convertible securities. Our mandatory convertible securities consist of (a) a purchase contract under which holders will purchase shares of our Class A common stock and (b) notes due February 17, 2007. The purchase contract obligates current holders to purchase, on February 17, 2005, newly issued shares of our Class A common stock. The notes that currently bear interest at 6% will be remarketed and the interest rate reset in November 2004. The settlement of the purchase contract will result in the receipt of additional proceeds and the issuance of Class A common shares. The total number of shares to be issued will be approximately 1.8 million if the market price of GBL is $46.50 or greater, approximately 2.1 million if the market price of GBL is $39.40 or less, and within this range if the market price of GBL is between $39.40 and $46.50. The applicable market price is the average closing price per share of our Class A common stock (NYSE: GBL) on each of the twenty consecutive trading days ended on the third trading day immediately preceding February 17, 2005. Following a successful remarketing and the satisfaction of the purchase contract in February 2005, we will have approximately $82 million of notes due in February 2007 based on the current amount of mandatory convertible securities outstanding. Also, the newly issued Class A shares will be included in our calculation of earnings per share. Assuming no further stock repurchases and further assuming that the maximum number of shares (approximately 2.1 million) are issued, the impact of the share issuance on our earnings will be a reduction of approximately 6% on a per share basis.

         Cash provided by operating activities was $15.7 million in the first nine months of 2004 principally from a $8.7 million increase in compensation payable and $43.0 million in net income partially offset by a $12.7 million increase in investments in securities and a $21.4 million increase in receivable from brokers. Cash provided by operating activities was $26.9 million in the first nine months of 2003 principally resulting from $33.2 million in net income and $8.8 million increase in compensation payable partially offset by a $11.4 million reduction in payable to brokers and $4.4 million reduction in securities sold, not yet purchased.

         Cash used in investing activities, related to investments in and distributions from partnerships and affiliates and purchases and sales of available for sale securities, was $34.9 million in the first nine months of 2004. Cash used by investing activities, related to investments in and distributions from partnerships and affiliates, was $15.5 million in the first nine months of 2003.

         Cash used in financing activities in the first nine months of 2004 was $29.5 million. The decrease in cash principally resulted from the repurchase of our Class A common stock and mandatory convertible securities under the respective Stock Repurchase Programs of $24.5 million, dividend payments of $4.2 million and the $50 per share dividend paid by our 92% owned subsidiary, Gabelli Securities, Inc., to its shareholders resulting in a payment to minority shareholders of $2.7 million and partially offset by the $1.9 million received from the exercise of non-qualified stock options that further generated cash tax savings of $0.6 million. As further background, our mandatory convertible securities consist of (a) a purchase contract under which holders will purchase shares of our Class A common stock and (b) notes due February 17, 2007. The purchase contract obligates current holders to purchase, on February 17, 2005, newly issued shares of our Class A common stock. The notes that currently bear interest at 6% will be remarketed and the interest rate reset in November 2004. The total number of shares to be issued will be approximately 1.8 million if the market price of GBL is $46.50 or greater, approximately 2.1 million if the market price of GBL is $39.40 or less, and within this range if the market price of GBL is between $39.40 and $46.50. Following a successful remarketing and the satisfaction of the purchase contract in February 2005, we will have approximately $82 million of notes due in February 2007 based on the current amount of mandatory convertible securities outstanding. Also, the newly issued Class A shares will be included in our calculation of earnings per share. Assuming no further stock repurchases and further assuming that the maximum number of shares (approximately 2.1 million) are issued, the impact of the share issuance will be a reduction of approximately 6% on a per share basis.

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

         Gabelli & Company, Inc., a subsidiary of Gabelli, is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. At September 30, 2004, Gabelli & Company had net capital, as defined, of approximately $19.1 million, exceeding the regulatory requirement by approximately $18.9 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

MARKET RISK

         We are subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. Our exposure to market risk is directly related to our role as financial intermediary, advisor and general partner for assets under management in our mutual funds, institutional and separate accounts business, alternative investment products and our proprietary investment activities. On September 30, 2004, our primary market risk exposure was to changes in equity prices and interest rates.

         With respect to our proprietary investment activities included in investments in securities of $249.8 million on September 30, 2004 were investments in Treasury Bills and Notes of $108.9 million, in mutual funds, largely invested in equity products, of $108.5 million, a selection of common and preferred stocks totaling $31.2 million and other investments of approximately $1.2 million. Investments in mutual funds generally lower market risk through the diversification of investments within their portfolio. In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. Of the approximately $31.2 million invested in common and preferred stocks at September 30, 2004, $15.9 million is related to our investment in Westwood Holdings Group Inc. and $8.0 million is invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Investments in partnerships and affiliates totaled $91.1 million on September 30, 2004, the majority of which consisted of alternative investment products which invest in risk arbitrage opportunities. These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

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

         During February 2004, the FASB issued further guidance through FASB Staff Positions related to FIN No. 46. We have implemented FIN No. 46 for the quarter ended September 30, 2004 based on the provisions of the interpretation and the related staff positions and concluded that certain of the partnerships and offshore funds managed by Gabelli are VIEs. However, in most cases, it was concluded based on the provisions of the interpretation and related staff positions that Gabelli was not the primary beneficiary of these entities. As a result, the effect of the implementation of FIN No. 46 for the quarter ended September 30, 2004 did not have a material impact to our consolidated financial statements.

         We serve as General Partner, co-General Partner or Investment Manager for a number of partnerships and offshore funds classified as VIEs. As General Partner or co-General Partner, we are contingently liable for all of the partnerships' liabilities. Our exposure to the activities of VIEs which are not partnerships is limited to our investment in each respective VIE.

ITEM 4.  CONTROLS AND PROCEDURES

         Management, including the Chief Executive Officer and the Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

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

PART II:  OTHER INFORMATION

          ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         The following table provides information with respect to the shares of common stock and mandatory convertible securities we repurchased during the nine months ended September 30, 2004:

                                                                               (d) Maximum Number
                                                        (c) Total Number of    of Shares (or
                                                        Shares Repurchased as  Approximate Dollar
                  (a) Total Number  (b) Average Price   Part of Publicly       Value) That May Yet
                      of Shares     Paid Per Share,     Announced Plans or     Be Purchased Under the
Period                Repurchased   net of Commissions  Programs               Plans or Programs
-----------------------------------------------------------------------------------------------------
GBL
1/01/04 - 1/31/04            --            $  --                   --            $12,146,465
2/01/04 - 2/29/04           3,127          $ 42.60                3,127          $12,013,212
3/01/04 - 3/31/04          26,800          $ 39.22               26,800          $10,960,818
4/01/04 - 4/30/04         157,400          $ 39.20              157,400          $ 4,785,998
5/01/04 - 5/31/04          97,500          $ 39.29               97,500          $12,953,206
6/01/04 - 6/30/04            --            $  --                   --            $12,953,206
7/01/04 - 7/31/04          70,500          $ 38.70               70,500          $10,224,511
8/01/04 - 8/31/04          62,500          $ 38.63               62,500          $32,810,008
9/01/04 - 9/30/04         154,900          $ 41.99              154,900          $26,305,772
                      -----------                           -----------
Totals                    572,727                               572,727
                      ===========                           ===========

GBL.I
1/01/04 - 1/31/04            --            $  --                   --                461,200
2/01/04 - 2/29/04            --            $  --                   --                461,200
3/01/04 - 3/31/04           8,200          $ 25.04                8,200              453,000
4/01/04 - 4/30/04          34,600          $ 24.95               34,600              418,400
5/01/04 - 5/31/04           3,600          $ 24.74                3,600              614,800
6/01/04 - 6/30/04            --            $  --                   --                614,800
7/01/04 - 7/31/04          20,200          $ 24.15               20,200              594,600
8/01/04 - 8/31/04           2,300          $ 23.67                2,300          $25,000,000
9/01/04 - 9/30/04            --            $  --                   --            $25,000,000
                      -----------                           -----------
Totals                     68,900                                68,900
                      ===========                           ===========

         In May 2004 we announced an increase in the dollar value of GBL shares available to repurchase under our stock repurchase program of $12.0 million and an increase in the number of shares of GBL.I available to repurchase under our stock repurchase program of 200,000 shares. In August 2004 we announced an increase in the dollar value of GBL shares available to repurchase under our stock repurchase program of $25.0 million and an increase in the dollar value of GBL.I shares available to repurchase under our stock repurchase program bringing the total authorization up to $25.0 million. Our stock repurchase programs are not subject to expiration dates.

ITEM 6.  (a)   Exhibits

               31.1 Certification by Chief Executive Officer Pursuant to Rule 13a-14 (a) and 15d-14 (a) as Adopted Pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002

               31.2 Certification by Chief Financial Officer Pursuant to Rule 13a-14 (a) and 15d-14 (a) as Adopted Pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002

               32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)   Reports on Form 8-K.

               The Company filed the following Current Reports on Form 8-K during the three months ended September 30, 2004.

                  1. Current Report on Form 8-K dated July 15, 2004 containing the press release disclosing the Company's ongoing discussions with Cascade Investments LLC to further extend the exercise date of the put option on the 5% Convertible Note purchased by Cascade in August 2001.
                  2. Current Report on Form 8-K dated July 26, 2004 containing the press release disclosing the Company's operating results for the second quarter ended June 30, 2004.
                  3. Current Report on Form 8-K dated September 14, 2004 containing the press release disclosing that a sub-advisory client notified the Company of the client's intention to transfer management of the largest of its three portfolios managed by the Company to another asset manager in mid-November 2004.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GABELLI ASSET MANAGEMENT INC.
                                              ----------------------------------
                                                        (Registrant)

NOVEMBER 9, 2004                              /s/ Michael R. Anastasio
----------------                              ----------------------------------
Date                                          Michael R. Anastasio
                                              Chief Financial Officer