Form 10-K
period 2004-12-31
GABELLI ASSET MANAGEMENT INC
filed 2005-03-16
CIK 1060349

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

                                       Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____________ to _____________


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

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
Title of each class                             on which registered:
--------------------------------------          --------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).   Yes [X]    No [_].

As of March 1, 2005, 7,228,042 shares of class A common stock and 23,128,500 shares of class B common stock were outstanding. All of the shares of class B common stock were held by GGCP, Inc. (formerly Gabelli Group Capital Partners, Inc.) and two of its subsidiaries. The aggregate market value of the common stock held by non-affiliates of the registrant as of March 1, 2005 was $243,833,243.

DOCUMENTS INCORPORATED BY REFERENCE: The definitive proxy statement for the 2005 Annual Meeting of Shareholders.
================================================================================

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

ITEM 1:   BUSINESS

Unless we have indicated otherwise, or the context otherwise requires, references in this report to "Gabelli Asset Management Inc.," "GBL," "we," "us" and "our" or similar terms are to Gabelli Asset Management Inc., its predecessors and its subsidiaries.

OVERVIEW

Gabelli Asset Management Inc. (NYSE: GBL) is a widely recognized provider of investment advisory services to mutual funds, institutional and high net worth investors, and investment partnerships, principally in the United States. Through Gabelli & Company, Inc., we provide institutional research services to institutional clients and investment partnerships. We generally manage assets on a discretionary basis and invest in a variety of U.S. and international securities through various investment styles. Our revenues are based primarily on the firm's levels of assets under management and fees associated with our various investment products, rather than our own corporate assets.

Since 1977, we have been identified with and enhanced the "value" style approach to investing. Our investment objective is to earn a superior risk-adjusted return for our clients over the long-term through our proprietary fundamental research. In addition to our value products, we offer our clients a broad array of investment strategies that include growth, international and convertible products. We also offer non-market correlated, and fixed income strategies. By earning returns for our clients, we will be earning returns for all our stakeholders.

As of December 31, 2004, we had a record $28.7 billion of assets under management, 93% of which were in equity products. We conduct our investment advisory business principally through: GAMCO Investors, Inc. (Separate Accounts), Gabelli Funds, LLC (Mutual Funds) and Gabelli Securities, Inc. (Investment Partnerships). We also act as an underwriter, are a distributor of our open-end mutual funds and provide institutional research through Gabelli & Company, Inc., our broker-dealer subsidiary.

Our assets under management are organized into three operating groups:

     o SEPARATE ACCOUNTS: we currently provide advisory services to a broad range of investors, including high net worth individuals, corporate pension and profit sharing plans, foundations, endowments, jointly trusteed plans and municipalities, and also serve as sub-advisor to certain other third-party investment funds which include registered investment companies ("Separate Accounts"). Each separate account portfolio is managed to meet the specific needs and objectives of the particular client by utilizing investment strategies and techniques within our areas of expertise. On December 31, 2004, we had $14.0 billion of Separate Account assets under management.

     o MUTUAL FUNDS: we currently provide advisory services to (i) twenty-seven funds within the Gabelli family of funds; (ii) three money market funds that comprise the Treasurer's Fund; and (iii) six mutual funds within the Westwood family of funds (collectively, the "Mutual Funds"). The Mutual Funds have a long-term record of achieving high returns, relative to similar investment products and had $13.9 billion of total assets under management on December 31, 2004.

     o INVESTMENT PARTNERSHIPS: we currently provide advisory services to limited partnerships, offshore funds, and separate accounts, and also serve as a sub-advisor to certain third-party investment funds across merger arbitrage, global and regional long/short equity, and sector-focused strategies ("Investment Partnerships"). We managed a total of $814 million in Investment Partnership assets on December 31, 2004.

Gabelli Asset Management Inc. is a holding company formed in connection with our initial public offering ("Offering") in February 1999. GGCP, Inc. (formerly Gabelli Group Capital Partners, Inc.), which is majority owned by Mr. Mario J. Gabelli ("Mr. Gabelli") with the balance owned by our professional staff and other individuals, owns all of the outstanding shares of class B common stock of Gabelli Asset Management Inc., which represented approximately 98% of the combined voting power of the outstanding common stock and 80% of the equity interest on December 31, 2004. Accordingly, Mr. Gabelli could be deemed to control Gabelli Asset Management Inc.

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

2004 HIGHLIGHTS

In 2004, we reported record earnings of $2.06 per fully diluted share vs. $1.65 per fully diluted share in 2003. Our revenues increased 23% to a record $255.2 million in 2004 from $207.4 million in 2003 and operating income rose 32.6% to $99.1 million in 2004 from $74.7 million in the prior year.

We ended 2004 with a record $28.7 billion of assets under management (AUM), an increase of 4.0% from the $27.6 billion on December 31, 2003. On December 31, 2004, AUM in our separate accounts and open-end mutual funds totaled $14.0 billion and $9.6 billion, respectively as solid performance from our equity portfolios were the major contributor to growth. Our closed-end funds reached a record AUM of $4.3 billion on December 31, 2004, an increase of approximately 23% from year-end 2003. In 2004, AUM in our Investment Partnerships grew approximately 18%.

Our class A common stock, which is traded on the New York Stock Exchange under the symbol "GBL", ended the year at a market price of $48.52 versus $39.80 at the end of 2003. In 2004, our shareholders earned a return of 26%, including dividends(a). Since our initial public offering in February 1999, GBL has earned a return for its shareholders of 188% (including dividends) through December 31, 2004 versus a return of 7% (including dividends) for the S&P 500 Index during the same period.

During 2004, we returned over $100 million of our earnings to shareholders through our stock buyback program and dividends. This included $1.16 per share in dividends paid to our common shareholders in 2004 and an investment of approximately $70 million through our stock repurchases. We also declared a special dividend of $0.60 per share in November 2004 which was payable on January 18, 2005 to all shareholders of record on January 3, 2005.

(a) Includes the $0.60 per share dividend payable to GBL shareholders on January 18, 2005 to shareholders of record on January 3, 2005 as GBL stock traded ex-dividend on December 30, 2004.

In November 2004, our senior notes were successfully remarketed and the interest rate was reset from 6% to 5.22% at that time. These senior notes, which are due February 17, 2007, were originally issued along with purchase contracts in February 2002 as part of our mandatory convertible securities. GBL's senior unsecured debt currently has an investment grade credit rating of BBB from Standard and Poor's and Baa2 from Moody's.

During 2004, we established the Graham & Dodd, Murray, Greenwald Prize for Value Investing in coordination with the Columbia University Graduate School of Business. The monetary prize will be awarded each year at GAMCO's annual client meeting to the individual who best exemplifies fundamental research in the tradition of its honorees.

We also announced several organizational changes during the year aimed at strengthening and broadening our management team:

     - Douglas R. Jamieson, who joined us in 1981, was named to the new position of President and Chief Operating Officer. In addition to continuing to head up the firm's separate accounts business (GAMCO), he now oversees all of GBL's business units.

     - Henry G. Van der Eb, CFA, was named Senior Vice President and serves as a Senior Advisor to management in all aspects of GBL's business. He has over 30 years of registered investment advisor industry experience including regulatory, legal, compliance, operations, public relations, personnel and acquisitions. He has a wide range of responsibilities across GBL's three major product groups (Mutual Funds, Separate Accounts, and Investment Partnerships) including portfolio management, security analysis, macroeconomic strategy, marketing and client service.

     - Michael R. Anastasio, Jr., CPA, was named Chief Financial Officer. He had served as the Chief Accounting Officer since September 2003 and was previously the CFO of the Investment Partnerships business at GBL.

     - Christopher C. Desmarais, Senior Vice President of GAMCO, has been named Director of Institutional Marketing. He was previously the Director of GAMCO's Socially Responsive Investments (SRI) since March 2003 where assets have grown to over half a billion dollars. His responsibilities include marketing separate account products directly to Consultants, Corporate Plan Sponsors, Taft Hartley Plans, Foundations and Endowments.

     - Howard F. Ward, CFA, portfolio manager of the Gabelli Growth Fund since 1994, was named Director of Growth Products. He now oversees GBL's domestic, international and global growth equity products for mutual funds and separate accounts and is a member of the Gabelli Global Growth Fund's portfolio management team.

BUSINESS STRATEGY

Our business strategy targets global growth of the franchise through continued leveraging of our proven asset management strengths including our brand name, long-term performance record, diverse product offerings and experienced investment, research and client service professionals. In order to achieve growth in assets under management and profitability, we are pursuing a strategy which includes the following key elements:

o BROADENING AND STRENGTHENING OUR BRAND. We are undertaking a series of branding initiatives to enhance long-term shareholder value. Initially, our Board of Directors has approved and will be recommending to shareholders a change in the corporate name from Gabelli Asset Management Inc. to GAMCO Investors, Inc. ("GAMCO"). Our ticker symbol will remain GBL on the New York Stock Exchange. Additionally, our existing subsidiary named GAMCO Investors, Inc. will be renamed.

GAMCO is our oldest asset management company and brand, representing our institutional and high net worth effort since its founding in 1978, and has historically represented the majority of the firm's asset base. We believe changing the corporate name back to GAMCO helps us achieve our mission of earning superior returns for our clients by providing various value added products. GAMCO is a more encompassing parent company name, and more appropriately represents the various investments strategies, philosophies, and asset management brands contributing to the growth of the organization.

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

o INTRODUCING NEW PRODUCTS AND SERVICES. We believe we have the capacity for development of new products and services around the Gabelli and GAMCO brands to complement our existing product offerings. New products since our initial public offering include:

     - Four open-end mutual funds: Gabelli Blue Chip Value Fund (1999), Gabelli Utilities Fund (1999) and the Gabelli Woodland Small Cap Value Fund (2003) and Ned Davis Research Asset Allocation Fund (2003) brands.

     - Three closed-end funds: The Gabelli Utility Trust, The Gabelli Dividend & Income Trust and The Gabelli Global Utility and Income Trust.

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

O PROMULGATING THE GABELLI "PRIVATE MARKET VALUE WITH A CATALYST" INVESTMENT APPROACH. While we have expanded our investment product offerings, our "value investing" approach remains the core of our business. This method is based on the value investing principles articulated by Graham & Dodd in 1934, and further augmented by Mario J. Gabelli with his development of private market value and his introduction of a catalyst into the value investment methodology. The development of private market value ("PMV") analysis combined with the concept of a catalyst has evolved into our value investing approach, commonly referred to as "PMV with a Catalyst" investing. Our approach encompasses the broad spectrum of event-driven investing including arbitrage and special situations, implemented on a global basis.

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

     To limit the time horizon in which the PMV is likely to be realized, we look for situations in which catalysts are working to help eliminate the premium or realize the discount between the public market price and the estimated PMV. Catalysts which are company specific include: realization of hidden assets, recognition of underperforming subsidiaries, share buybacks, spin-offs, mergers and acquisitions, balance sheet changes, new products, accounting changes, new management and cross-shareholder unwinding. Other catalysts are related to industry dynamics or macroeconomic and include but are not limited to: industry consolidation, deregulation, accounting, tax, pension and political reforms, technological change and the macroeconomic backdrop. The time horizons for catalysts to trigger change can either be short, medium or long-term.

     In an effort to further extend the "value investing" tradition:

     - we have established the Graham & Dodd, Murray, Greenwald Prize for Value Investing in coordination with the Columbia University Graduate School of Business. The monetary prize will be awarded each year at GAMCO's annual client meeting to the individual who best exemplifies fundamental research in the tradition of its honorees.

     - we will underwrite two "value investing" seminars to be held in London and Milan in the summer of 2005 for institutional investors from leading UK and other European business schools. The seminars will be hosted by Bruce N. Greenwald, the Robert Heilbrunn Professor of Finance and Asset Management at Columbia University Graduate School of Business and the academic Director of the Heilbrunn Center for Graham & Dodd Investing.

     The table below compares the long-term performance record for our separate account composite since 1977, using our traditional value-oriented product, the Gabelli "PMV with a Catalyst" investment approach, versus various benchmarks.

                              GAMCO VALUE 1977-2004


                                         S&P     Russell
                              GAMCO(a)   500(b)  2000(b)   CPI + 10(b)
                              --------   ------  -------   -----------
     Number of Up Years         23        22       19
     Number of Down Years       4          5        7
     Years GAMCO Beat Index               17       17        17
     Total Return (CAGR)       18.4%      13.3%    13.5%     14.2%
     Total Return             9,761%     2,917%
     Beta                      0.77


     The chart below illustrates how this methodology performed during recent market cycles to capture the upside in bull markets while limiting the downside in the most recent bear market.


                            Performance 1997 to 2004

                         GAMCO Value vs. S&P 500 Index

     -Up Market-        -Down Market-                 -Up Markets-


   30.5%    27.6%       -4.4%   -14.6%      33.9%    28.7%     17.8%    10.9%
  GAMCO(a) S&P 500(b)   GAMCO   S&P 500     GAMCO   S&P 500    GAMCO   S&P 500

    1997 - 1999          2000 - 2002            2003                2004
       CAGR                 CAGR



--------------------------------------------------------------------------------
FOOTNOTES TO TABLE AND CHART

(a)  o    The GAMCO composite represents fully discretionary, tax-exempt accounts managed for at least one full quarter and meeting minimum account size requirements. The minimum size requirement for inclusion in 1985 was $500,000; 1986, $1 million; and 1987 and thereafter, $5 million. The performance calculations include accounts under management during the respective periods. As of 12/31/04, the GAMCO composite included 50 accounts with aggregate market value of $4.0 billion. A complete list of composites is available upon request. No two portfolios are identical. Accounts not within this size and type may have experienced different results.

     o GAMCO performance results are computed on a total-return basis, which includes all dividends, interest and accrued interest, and realized and unrealized gains and losses. The summary of past performance is not intended as a prediction of future results. Returns are presented in U.S. dollars. The inception date of the GAMCO composite is 10/1/77.

     o GAMCO Compound Annualized Growth Rate is computed after actual transaction costs, investment advisory fees and other expenses.

     o GAMCO Total Return represents the total net return of the composite from 10/1/77 through 12/31/04.

     o Beta is the measure of the GAMCO composite's risk (volatility) in relation to the S&P 500 Index.

(b)  o    The S&P 500 is an unmanaged index of 500 U.S. stocks and performance represents total return of index including reinvestment of dividends. The Russell 2000 is an unmanaged index of 2000 small capitalization stocks and performance represents total return of index including reinvestment of dividends. The performance figures for the Russell 2000 are based on an inception date of 1/1/79. The CPI is a widely used measure of inflation and the CPI+10 measure is used to show the results that would have been achieved by obtaining a rate of return that exceeded the CPI by a constant 10% as a basis of comparison versus the results of the GAMCO composite.

     o Up and down markets in Chart determined by the performance of the S&P 500 Index during the respective periods.

     o EXPANDING MUTUAL FUND DISTRIBUTION. We continue to expand our distribution network primarily through national and regional brokerage firms and have developed additional classes of shares for most of our mutual funds for sale through these firms and other third-party distribution channels on a commission basis. We intend to increase our wholesaling efforts to market the multi-class shares, which have been designed to meet the needs of investors who seek advice through financial consultants

     o INCREASING PRESENCE IN HIGH NET WORTH MARKET. Our high net worth business focuses, in general, on serving clients who have established an account relationship of $1 million or more with us. According to industry estimates, the number of households with over $1 million in investable assets will continue to grow in the future, subject to ups and downs in the equity and fixed income markets. With our 28-year history of serving this segment, long-term performance record, customized portfolio approach, dominant, tax-sensitive, buy-hold investment strategy, brand name recognition and broad array of product offerings we believe that we are well positioned to capitalize on the growth opportunities in this market.

     o INCREASING MARKETING FOR INSTITUTIONAL SEPARATE ACCOUNTS. The institutional Separate Accounts business was principally developed through direct marketing channels. Historically, pension and financial consultants have not been a major source of new institutional Separate Accounts business for us. We promoted Christopher Desmarais to lead our institutional marketing efforts. We have also launched an effort to augment our institutional sales force including adding staff to market directly to the consultant community as well as our traditional marketing channels.

     o ATTRACTING AND RETAINING EXPERIENCED PROFESSIONALS. We have increased the scope of our investment management capabilities by adding portfolio managers and other investment personnel in order to expand our broad array of products. The ability to attract and retain highly experienced investment and other professionals with a long-term commitment to us and our clients has been, and will continue to be, a significant factor in our long-term growth. For example, we acquired the Mathers Fund in 1999, managed by Henry Van der Eb, CFA, (Chicago) and the Comstock Partners Funds in 2000, managed by Charlie Minter and Martin Weiner. In addition, Elizabeth Lilly, CFA, (Minneapolis) joined us through our alliance with Woodland Partners, LLC in November 2002. Subsequent to the year-end, L.J. Haverty joined the firm as an associate portfolio manager of the Gabelli Global Multimedia Trust.

     o SPONSORSHIP OF INDUSTRY CONFERENCES. Gabelli & Company, Inc., our institutional research boutique, sponsors industry conferences and management events throughout the year. At these conferences and events, senior management from leading industry companies share their thoughts on the industry, competition, regulatory issues and the challenges and opportunities in their businesses with portfolio managers and securities analysts. We currently host five annual conferences which include the Automotive Aftermarket Symposium (28 years), Pump Valve & Motor Symposium (15 years), Aircraft Supplier Conference (10 years), Dental Conference (2 years) and the Small Cap Orthopedic Conference (2 years). Consistent with our innovative research on emerging technologies, we will be sponsoring conferences focusing on WiMAX (Worldwide Interoperability for Microwave Access) and RFID (Radio Frequency Identification) in 2005.

     o HOSTING OF INVESTOR SYMPOSIUMS. We have a Gabelli tradition of sponsoring symposiums that bring together prominent portfolio managers, members of academia and other leading business professionals to present, discuss and debate current issues and topics in the investment industry.

          -  1997  "Active vs. Passive Stock Selection"
          -  1998  "The Role of Hedge Funds as a Way of Generating Absolute
                    Returns"
          -  2001  "Virtues of Value Investing"
          -  2003  "Dividends, Taxable versus Non-Taxable Issues"

          We also hold annual conferences for our investment partnership clients and prospects in New York and London at which our portfolio management team discusses the investment environment, our strategies and portfolios, and event-driven investment opportunities.

     o CAPITALIZING ON ACQUISITIONS AND STRATEGIC ALLIANCES. We intend to selectively and opportunistically pursue acquisitions and alliances that will broaden our product offerings and add new sources of distribution. In November 2002, we completed our alliance with Woodland Partners LLC, a Minneapolis based investment advisor of institutional, high net-worth and sub-advisory accounts. In March 2003, we launched the Ned Davis Research Asset Allocation Fund, a quantitative style product. On October 1, 1999, we completed our alliance with Mathers and Company, Inc. and now act as investment advisor to the Mathers Fund (renamed Gabelli Mathers Fund) and in May 2000 we added Comstock Partners Funds, Inc., (renamed Comstock Funds, Inc.). The Mathers, Comstock and Ned Davis Research funds are part of our Non-Market Correlated mutual fund product line, which also includes our Gabelli ABC Fund and Gabelli Gold Fund. We believe that we are well positioned to pursue acquisitions and alliances because of our flexibility in structuring appropriate arrangements to meet the specific needs of all parties.

     o EXPANDING SUB-ADVISORY RELATIONSHIPS. Beginning with Global Asset Management in 1987, globally renowned institutions have approached us seeking GBL's investment management expertise and we have actively pursued the strategic partnering of our investment products with these prominent distribution firms. The resulting relationships include American Express, EQ/Enterprise Funds, Skandia Global and UBS (GAM) funds. We believe sub-advisory relationships provide a significant growth opportunity for our business.

    We believe that our growth to date is attributable to the following factors:

     o STOCK MARKET GAINS: Since GBL began managing institutional separate accounts in 1977, our traditional value-oriented separate account composite has earned a compound annual return of 18.4% versus a compound annual return of 13.3% for the S&P 500. Since our initial public offering in February 1999 through December 2004, the compound annual return for our traditional value-oriented separate account composite was 9.3% versus the S&P 500's compound annual total return of 1.0%.

     o LONG-TERM PERFORMANCE: We have a long-term record of achieving relatively high returns for our Mutual Fund and Separate Account clients when compared to similar investment products. We believe that our performance record represents a competitive advantage and a recognized component of our franchise.

     o WIDELY RECOGNIZED "GABELLI" AND GAMCO BRAND NAMES: For much of our history, our portfolio managers and investment products have been featured in a variety of financial print media, including both U.S. and international publications such as THE WALL STREET JOURNAL, FINANCIAL TIMES, MONEY MAGAZINE, BARRON'S, FORTUNE, BUSINESS WEEK, NIKKEI FINANCIAL NEWS, FORBES MAGAZINE and INVESTOR'S BUSINESS DAILY. We also underwrite publications written by our investment professionals, including "DEALS...DEALS...AND MORE DEALS" which examines the practice of merger arbitrage and "GLOBAL CONVERTIBLE
          INVESTING: THE GABELLI Way", a comprehensive guide to effective investing in convertible securities.

     o DIVERSIFIED PRODUCT OFFERINGS: Since the inception of our investment management activities, we have sought to expand the breadth of our product offerings. We currently offer a wide spectrum of investment products and strategies, including product offerings in U.S. equities, U.S. fixed income, global and international equities, convertible securities, U.S. balanced and investment partnerships.

     o STRONG INDUSTRY FUNDAMENTALS: According to data compiled by the U.S. Federal Reserve, the investment management industry has grown faster than more traditional segments of the financial services industry, including the banking and insurance industries. Since GBL began managing institutional separate accounts in 1977, world equity markets have grown at an 11.8% compounded annual growth rate through December 31, 2004, including the net addition of new stocks in many countries, to $36.4 trillion(a). The U.S. equity market comprises about $15.1 trillion(a) or 41.5% of world equity markets. We believe that demographic trends and the growing role of money managers in the placement of capital compared to the traditional role played by banks and life insurance companies will result in continued growth of the investment management industry.

     GBL's financial strength is underscored by having received an investment grade rating from two well-respected ratings agencies, Moody's Investors Services and Standard and Poor's Ratings Services. We believe that maintaining these investment grade ratings will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs.

(a)  Source: Birinyi Associates, LLC

BUSINESS DESCRIPTION

GBL was originally founded in 1976 as an investment partnership. Our initial operations focused on our institutional broker-dealer and we entered the separate accounts business in 1977, management of investment partnerships in 1985 and the mutual fund business in 1986. Our initial product offering centered on GBL's tax sensitive, buy-hold, value-oriented investment philosophy. Starting in the mid-1980s, we began building on our core value-oriented equity investment products by adding new investment strategies designed for a broad array of clients seeking to invest in growth-oriented equities, convertible securities and fixed income products. Since then, we have continued to build our franchise by expanding our investment management capabilities through the addition of industry specific, international, global, non-market correlated, venture capital, leveraged buy-out and merchant banking product offerings. Throughout our 28-year history, we have marketed most of our products under the "Gabelli" and "GAMCO" brand names. Other brands include Mathers, Comstock, Westwood, Woodland and Ned Davis Research.

Our assets under management are organized principally in three groups: Separate Accounts, Mutual Funds and Investment Partnerships.

SEPARATE ACCOUNTS - INSTITUTIONAL AND HIGH NET WORTH: Since 1977, we have provided investment management services through our subsidiary GAMCO Investors, Inc. ("GAMCO") to a broad spectrum of institutional and high net worth investors. At December 31, 2004, we had $14.0 billion of assets in approximately 1,800 separate accounts, representing approximately 49% of our total assets under management. We currently provide advisory services to a broad range of investors, the majority of which (in total number of accounts) are high net worth client accounts - defined as individuals and their retirement assets generally having minimum account balances of $1 million. As of December 31, 2004, high net worth accounts comprised approximately 82% of the total number of Separate Accounts and approximately 24% of the assets.

High net worth clients are attracted to us by our gross returns and the tax efficient nature of the underlying investment process in these traditional products. Foundation and endowment fund assets represented an additional 9% of the number of Separate Accounts and approximately 11% of the assets. The sub-advisory portion of the Separate Accounts (where we act as sub-advisor to certain other third-party investment funds) held approximately $3.7 billion or 27% of total Separate Account assets with less than 1% of the number of accounts. Institutional client accounts, which include corporate pension and profit sharing plans, jointly-trusteed plans and public funds, represented 39% of the Separate Accounts assets and 8% of the accounts. The ten largest Separate Accounts comprised approximately 40% of our total Separate Account assets under management and approximately 21% of our total Separate Account revenues as of and for the period ended December 31, 2004, respectively.

In general, our Separate Accounts are managed under the GAMCO brand to meet the specific needs and objectives of each client by utilizing investment strategies
- traditional "value", "large cap value", "large cap growth", "global", "international growth" and "convertible bonds" - and techniques that are within our areas of expertise. We distinguish between taxable and tax-free assets and manage client portfolios with tax sensitivity within given investment strategies.

At December 31, 2004, over 76% of our assets in Separate Accounts (excluding sub-advisory assets) were obtained through direct sales relationships. Sales efforts are conducted on a regional and product specialist basis. A team of professionals (who generally remain assigned to a specific client from the onset of the relationship) focus on client service. Members of the sales and marketing staff for the Separate Accounts business have an average of more than ten years of experience with us and focus on developing and maintaining direct, long-term relationships with their Separate Account clients. This enables the service team to understand and focus on the individual client's needs. We believe that an important element of future growth in the Separate Accounts is dependent on client relationships and retention. The firm will host its 20th Annual Client conference in May. This two-day event will kick off with a gathering at the Waldorf-Astoria in New York followed by presentations by our portfolio managers and analysts the following day. Along with these client seminars, we continue to establish and staff relationship offices around the country.

We are also willing to fight for clients as evidenced by our efforts in a recent appraisal action. After a lengthy and time-consuming process, the Delaware Chancery Court decided in favor of our GAMCO clients in this appraisal action during the fourth quarter 2004. Over five hundred clients received a premium of nearly 45% over the merger price offered in September 2001.

Sub-advisory relationships are a growing source of assets under management and require above average operational, trading and marketing support. We act as a sub-advisor on certain funds for several large and well-known fund managers including American Express, EQ/Enterprise Funds, Skandia Global and UBS (GAM) funds. In November 2004, a sub-advisory client transferred management of the largest of its three portfolios managed by the firm to another asset manager. Similar to corporate clients, sub-advisory clients are also subject to business combinations which may result in the curtailment of product distribution or the termination of the relationship.

Investment advisory agreements for our Separate Accounts are typically subject to termination by the client without penalty on 30 days' notice or less.

MUTUAL FUNDS: We currently provide advisory services to (a) the Gabelli family of funds, which consists of twenty-one open-end mutual funds and six closed-end funds of which one open-end fund is managed by an unaffiliated sub-advisor; (b) The Treasurer's Fund, consisting of three open-end money market funds (the "Treasurer's Funds"); and (c) the Westwood family of funds, consisting of six open-end mutual funds, five of which are managed on a day-to-day basis by Westwood Management Corporation, a wholly-owned subsidiary of Westwood Holdings Group (collectively, the "Mutual Funds"). At December 31, 2004, we had $13.9 billion of assets under management in open-end mutual funds and closed-end funds, representing approximately 48% of our total assets under management. The Mutual Funds have a long-term record of achieving high returns, relative to similar investment products. At December 31, 2004, 94% of the assets under management in the open-end Mutual Funds having an overall rating from Morningstar, Inc. ("Morningstar") were in open-end Mutual Funds ranked "three stars" or better, with approximately 37% of such assets in open-end Mutual Funds ranked "five stars" and/or "four stars" on an overall basis (I.E., derived from a weighted average of the performance figures associated with its three-, five-, and ten-year Morningstar Rating metrics). There can be no assurance, however, that these funds will be able to maintain such ratings or that past performance will be indicative of future results. At December 31, 2004, approximately 38% of our assets under management in open-end, no-load equity Mutual Funds had been obtained through direct sales relationships. We also sell our open-end Mutual Funds through Third-Party Distribution Programs, particularly No-Transaction Fee ("NTF") Programs, and have developed additional classes of shares for many of our mutual funds for sale through additional third-party distribution channels on a commission basis. At December 31, 2004, Third Party Distribution Programs accounted for approximately 62% of all assets in open-end funds. Six closed-end funds represent 31% of the total assets in the mutual funds business. The Gabelli Dividend & Income Trust, which generated gross proceeds of $1.46 billion in November 2003 through its initial public offering, raised an additional $194 million in gross proceeds through the exercise of the underwriters' overallotment option in January 2004 and $300 million through the placement of preferred shares in October 2004. In addition, The Gabelli Global Utility & Income Trust generated gross proceeds of approximately $58 million through its initial public offering in May 2004.

A detailed description of our Mutual Funds is provided within this Item 1 beginning on page 12.

INVESTMENT PARTNERSHIPS: We manage Investment Partnerships through our rapidly growing (29% CAGR since 2000) 92% majority-owned subsidiary, Gabelli Securities, Inc. ("GSI"). The Investment Partnerships consist primarily of limited partnerships, offshore funds, separate accounts and sub-advisory relationships within the following strategies: merger arbitrage, event-driven long/short equity funds, sector-focused funds and merchant banking. We had $814 million of Investment Partnership assets under management, or approximately 3% of total assets under management, at December 31, 2004.

We introduced our first targeted portfolio, a merger arbitrage partnership in 1985. An offshore version of this strategy was added in 1989. Building on our strengths in global event-driven value investing, several new Investment Partnerships have been added to balance investors' geographic, strategy and sector needs. Today we offer a broad range of absolute return products. Within our merger arbitrage strategy, we manage approximately $432 million of assets for investors who seek positive returns not correlated to fluctuations of the general market. These funds seek to drive returns by investing in announced merger and acquisition transactions that are primarily dependent on the deal closure and less on the overall market environment. In event-driven long/short strategies, we manage $358 million of assets focused on the U.S., Japanese, and European markets. We also manage a series of sector-focused absolute return funds designed to offer investors a mechanism to diversify their portfolios by global economic sector rather than by geographic region. We currently offer two sector-focused portfolios: the Gabelli International Gold Fund Ltd. and GAMA Select Energy Plus, L.P. Merchant banking activities are carried out through ALCE Partners, L.P. and Gabelli Multimedia Partners, L.P., both of which are closed to new investors.

Our Investment Partnerships have been marketed primarily by our direct sales force to high net worth individuals and institutions. Separate accounts and sub-advisory relationships continue to be an important aspect of our Investment Partnerships business and account for approximately 48% of our Investment Partnership assets under management. We intend to expand product offerings, both domestic and international, and the geographic composition of our customer base in Investment Partnerships. It is our expectation that the assets invested in these products will provide a growing source of revenues in the future.

ASSETS UNDER MANAGEMENT

The following table sets forth total assets under management by product type as of the dates shown and their compound annual growth rates ("CAGR"):

                             Assets Under Management
                                 By Product Type
                              (Dollars in millions)

                                                                                                         JANUARY 1,
                                                                                                           2000 TO
                                                                                                         DECEMBER 31,
                                                                      AT DECEMBER 31,                       2004
                                                   ----------------------------------------------------
                                                     2000       2001       2002       2003       2004      CAGR(A)
                                                   --------   --------   --------   --------   --------   ----------
     EQUITY:
       Mutual Funds ............................   $ 10,680   $ 10,165   $  8,091   $ 11,618   $ 12,371      3.4%
       Institutional & HNW Separate Accounts ...     10,142     11,513      9,990     13,031     13,587      7.7
                                                   --------   --------   --------   --------   --------
         Total Equity ..........................     20,822     21,678     18,081     24,649     25,958      5.5
                                                   --------   --------   --------   --------   --------

     FIXED INCOME:
       Money Market Mutual Funds ...............      1,425      1,781      1,963      1,703      1,488      4.8
       Bond Mutual Funds .......................          8          9         14         11         11     12.9
       Institutional & HNW Separate Accounts ...        859        720        613        504        388    (11.0)
                                                   --------   --------   --------   --------   --------
         Total Fixed Income ....................      2,292      2,510      2,590      2,218      1,887      0.1
                                                   --------   --------   --------   --------   --------

     INVESTMENT PARTNERSHIPS:
       Investment Partnerships .................        437        573        578        692        814     28.8
                                                   --------   --------   --------   --------   --------
         Total Assets Under Management .........   $ 23,551   $ 24,761   $ 21,249   $ 27,559   $ 28,659      5.5
                                                   ========   ========   ========   ========   ========

     BREAKDOWN OF TOTAL ASSETS UNDER MANAGEMENT:
       Mutual Funds ............................   $ 12,113   $ 11,955   $ 10,068   $ 13,332   $ 13,870      3.6
       Institutional & HNW Separate Accounts ...     11,001     12,233     10,603     13,535     13,975      6.8
       Investment Partnerships .................        437        573        578        692        814     28.8
                                                   --------   --------   --------   --------   --------
         Total Assets Under Management .........   $ 23,551   $ 24,761   $ 21,249   $ 27,559   $ 28,659      5.5
                                                   ========   ========   ========   ========   ========

(a)  Compound annual growth rate.

SUMMARY OF INVESTMENT PRODUCTS

We manage assets in the following wide spectrum of investment products and strategies, many of which are focused on fast-growing areas:

          U.S. EQUITIES:                   GLOBAL AND INTERNATIONAL EQUITIES:      INVESTMENT PARTNERSHIPS:
          --------------                   ----------------------------------      ------------------------
          All Cap Value                    International Growth                    Merger Arbitrage
          Large Cap Value                  Global Growth                           U.S. Long/Short
          Large Cap Growth                 Global Value                            Global Long/Short
          Mid Cap Value                    Global Telecommunications               European Arbitrage
          Small Cap Value                  Global Multimedia                       Japanese Long/Short
          Small Cap Growth                 Gold                                    Sector-Focused
          Micro Cap                                                                Merchant Banking
          Real Estate
          Utilities
          Non-Market Correlated

          CONVERTIBLE SECURITIES:          U.S. BALANCED:                          U.S. FIXED INCOME:
          -----------------------          --------------                          -----------------
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

ADDITIONAL INFORMATION ON MUTUAL FUNDS

The Mutual Funds include 30 open-end mutual funds and 6 closed-end funds which had total assets as of December 31, 2004 of $13.9 billion. The open-end Mutual Funds are available to individuals and institutions on both a no-load and commission basis, while the closed-end funds are listed and traded on either the New York Stock Exchange ("NYSE") or the American Stock Exchange ("AMEX"). At December 31, 2004, the open-end funds had total net assets of $9.6 billion and the closed-end funds had total net assets of $4.3 billion. The assets managed in the closed-end funds represent approximately 31% of the assets in the Mutual Funds and 15% of the total assets under management at December 31, 2004. Our assets under management consist of a broad range of U.S. and international stock, bond and money market mutual funds that meet the varied needs and objectives of our Mutual Fund shareholders. At December 31, 2004, approximately 38% of our assets under management in open-end Mutual Funds had been obtained through direct sales relationships.

We, through our affiliates, act as advisor to all of the Mutual Funds, except with respect to the Gabelli Capital Asset Fund for which we act as a sub-advisor and Guardian Investment Services Corporation, an unaffiliated company, acts as manager. As sub-advisor, we make day-to-day investment decisions for the Gabelli Capital Asset Fund.

Gabelli Funds, LLC ("Funds Adviser"), a wholly-owned subsidiary of Gabelli Asset Management Inc., acts as the investment advisor for all of the Mutual Funds other than the Westwood family of funds and The Treasurer's Fund. Funds Adviser has retained Ned Davis Research, Inc. ("NDR") to act as sub-advisor for the Ned Davis Research Asset Allocation Fund ("NDR Fund"). As sub-advisor, NDR makes day-to-day investment decisions for the NDR Fund utilizing a team investment approach.

Gabelli Advisers, Inc., a subsidiary controlled by Gabelli Asset Management Inc., acts as investment advisor to the Westwood family of funds and has retained Westwood Management Corporation to act as sub-advisor for five of the six portfolios. Westwood Management Corporation, in its capacity as sub-advisor, makes day-to-day investment decisions and provides the portfolio management services for five of the six current Westwood portfolios. The Westwood Mighty MitesSM Fund, launched in May 1998, is advised solely by Gabelli Advisers, Inc., using a team investment approach, without any sub-advisors. Westwood Management Corporation owns an approximately 19.0% equity interest in Gabelli Advisers, Inc. At December 31, 2004, GBL in turn owned 16.1% of Westwood Holdings Group (NYSE: WHG).

Gabelli Fixed Income LLC, a majority-owned subsidiary of Gabelli Fixed Income, Inc., currently manages short-term and short-intermediate term fixed income securities for the Treasurer's Fund as well as for Separate Accounts. We plan to further increase and diversify the number of fixed income products offered. Certain members of senior management of Gabelli Fixed Income LLC own a 19.9% equity interest in Gabelli Fixed Income LLC.

The following table lists the Mutual Funds, together with the December 31, 2004 Morningstar overall rating, where rated (ratings are not available for the money-market mutual funds and other mutual funds, which collectively represent 43.4% of the assets under management in the Mutual Funds), provides a description of the primary investment objective, fund characteristics, fees, the date that the mutual fund was initially offered to investors and the assets under management in the Mutual Funds as of December 31, 2004.

                                                                                                                   NET ASSETS AS
                                                                                                                        OF
                                                                                                                    DECEMBER 31,
         FUND                                                                  ADVISORY    12B-1      INITIAL           2004
 (MORNINGSTAR OVERALL        PRIMARY INVESTMENT             FUND                 FEES       FEES       OFFER       (ALL CLASSES)
      RATING)(1)                 OBJECTIVE             CHARACTERISTICS           (%)        (%)        DATE       ($ IN MILLIONS)
---------------------        ------------------        ---------------           ----       ----      -------      -------------
GABELLI OPEN-END FUNDS:

VALUE:

  The Gabelli Asset        Growth of capital as          Class AAA:              1.00        .25      03/03/86       $ 2,218.4
  Fund                     a primary investment          No-load,
  oooo                     objective, with               Open-end,
                           current income as a           Diversified
                           secondary investment          Multi-class
                           objective. Invests in         shares (2)
                           equity securities of
                           companies selling at
                           a significant discount
                           to their private market
                           value.

  Westwood                 Capital appreciation          Class AAA:              1.00        .25      01/02/87       $ 181.7
  Equity Fund              through a diversified         No-load,
  ooo                      portfolio of equity           Open-end,
                           securities using bottom-up    Diversified
                           fundamental research          Multi-class
                           with a focus on               shares (2)
                           identifying well-seasoned
                           companies.

  The Gabelli Blue Chip    Capital appreciation through  Class AAA:              1.00(8)     .25      08/26/99       $ 38.4
  Value Fund               investments in equity         No-load,
  o                        securities of established     Open-end,
                           companies, which are          Diversified
                           temporarily out of favor      Multi-class
                           and which have market         shares (2)
                           capitalizations
                           in excess of $5 billion.

  The Gabelli Capital      Capital appreciation          No-load,                 .75        n/a      05/01/95       $ 240.2
  Asset Fund               from equity                   Open-end,
  (not rated)(7)           securities of                 Diversified,
                           companies selling at          Variable Annuity
                           a significant
                           discount to their
                           private market value.

FOCUSED VALUE:

  The Gabelli Value        High level of capital         Class A:                1.00        .25      09/29/89       $ 1,299.1
  Fund                     appreciation from             Front end-load,
  ooo                      undervalued equity            Open-end
                           securities that are           Non-diversified
                           held in a concentrated        Multi-class
                           portfolio.                    shares (2)

SMALL CAP VALUE:

  The Gabelli Small Cap    High level of capital         Class AAA:              1.00        .25      10/22/91       $ 703.6
  Growth Fund              appreciation from             No-load,
  ooo                      equity securities of          Open-end,
                           smaller companies             Diversified
                           with market                   Multi-Class
                           capitalization of             Shares (2)
                           $1 billion or less.

                                                                                                                   NET ASSETS AS
                                                                                                                        OF
                                                                                                                    DECEMBER 31,
         FUND                                                                  ADVISORY    12B-1      INITIAL           2004
 (MORNINGSTAR OVERALL        PRIMARY INVESTMENT             FUND                 FEES       FEES       OFFER       (ALL CLASSES)
      RATING)(1)                 OBJECTIVE             CHARACTERISTICS           (%)        (%)        DATE       ($ IN MILLIONS)
---------------------        ------------------        ---------------           ----       ----      -------      -------------
  The Gabelli Woodland     Long Term capital             Class AAA:              1.00(8)     .25      12/31/02       $ 4.5
  Small Cap Value Fund     appreciation investing        No-load,
  (not rated) (7)          at least 80% of               Open-end,
                           its assets in equity          Non-diversified
                           securities of companies       Multi-class
                           with market capitalizations   shares (2)
                           of $1.5 billion or less.

  Westwood                 Long-term capital             Class AAA:              1.00(8)     .25      04/15/97       $ 13.7
  SmallCap                 appreciation,                 No-load,
  Equity Fund              investing at least            Open-end,
  oo                       80% of its assets in          Diversified
                           equity securities of          Multi-class
                           companies with market         shares (2)
                           capitalizations of
                           $1.5 billion or less.

GROWTH:

  Gabelli International    Capital appreciation          Class AAA:              1.00        .25      06/30/95       $ 55.6
  Growth Fund              by investing                  No-load,
  oooo                     primarily in equity           Open-end,
                           securities of foreign         Diversified
                           companies with rapid          Multi-class
                           growth in revenues and        shares (2)
                           earnings.

  The Gabelli Growth       Capital appreciation from     Class AAA:              1.00        .25      04/10/87       $ 1,452.7
  Fund                     companies that have           No-load,
  ooo                      favorable, yet undervalued,   Open-end,
                           prospects for earnings        Diversified
                           growth.                       Multi-Class
                           Invests in equity             Shares (2)
                           securities of companies
                           that have above-average
                           or expanding market
                           shares and profit margins.

AGGRESSIVE GROWTH:

  The Gabelli Global       High level of capital         Class AAA:              1.00        .25      02/07/94       $ 114.9
  Growth Fund              appreciation through          No load,
  oo                       investment in a               Open-end,
                           portfolio of equity           Non-diversified
                           securities focused on         Multi-class
                           companies involved            shares (2)
                           in the global marketplace.


MICRO-CAP:

  Westwood                 Long-term capital             Class AAA:,             1.00(8)     .25      05/11/98       $ 53.0
  Mighty MitesSM  Fund     appreciation by               No-load,
  oo                       investing primarily           Open-end,
                           in equity securities          Diversified
                           with market                   Multi-class
                           capitalization of             shares (2)
                           $300 million or less.

EQUITY INCOME:

  The Gabelli Equity       High level of total           Class AAA:              1.00        .25      01/02/92       $ 396.8
  Income Fund              return with an                No-load,
  ooooo                    emphasis on income            Open-end,
                           producing equities            Diversified
                           with yields greater           Multi-Class
                           than the S&P 500              Shares (2)
                           average.

                                                                                                                   NET ASSETS AS
                                                                                                                        OF
                                                                                                                    DECEMBER 31,
         FUND                                                                  ADVISORY    12B-1      INITIAL           2004
 (MORNINGSTAR OVERALL        PRIMARY INVESTMENT             FUND                 FEES       FEES       OFFER       (ALL CLASSES)
      RATING)(1)                 OBJECTIVE             CHARACTERISTICS           (%)        (%)        DATE       ($ IN MILLIONS)
---------------------        ------------------        ---------------           ----       ----      -------      -------------
  Westwood                 Both capital                  Class AAA:               .75        .25      10/01/91       $ 146.2
  Balanced Fund            appreciation and              No-load,
  oooo                     current income using          Open-end,
                           portfolios containing         Diversified
                           stocks, bonds, and            Multi-class
                           cash as appropriate           shares (2)
                           in light of current
                           economic and business
                           conditions.

  Westwood                 Long-term capital             Class AAA:              1.00(8)     .25      09/30/97       $ 19.3
  Realty Fund              appreciation as well          No-load,
  oo                       as current income,            Open-end,
                           investing in equity           Diversified
                           securities that are           Multi-class
                           primarily engaged in          shares (2)
                           or related to the
                           real estate industry.


SPECIALTY EQUITY:

  The Gabelli Global       High level of capital         Class AAA:              1.00(8)     .25      05/11/98       $ 21.2
  Opportunity Fund         appreciation through          No-load,
  ooo                      worldwide investments         Open-end,
                           in equity securities.         Non-diversified
                                                         Multi-class
                                                         shares (2)

  The Gabelli Global       High level of total           Class AAA:              1.00(8)     .25      02/03/94       $ 21.2
  Convertible              return through a              No-load,
  Securities Fund          combination of                Open-end,
  oo                       current income and            Non-diversified
                           capital appreciation          Multi-class
                           through investment in         shares (2)
                           convertible
                           securities of U.S.
                           and non-U.S. issuers.

SECTOR:

  The Gabelli Utilities    High level of total           Class AAA:              1.00(8)     .25      08/31/99       $ 102.1
  Fund                     return through a              No-load,
  oooo                     combination of capital        Open-end,
                           appreciation and current      Diversified
                           income from investments       Multi-class
                           in utility companies.         shares (2)

  The Gabelli Global       High level of capital         Class AAA:              1.00        .25      11/01/93       $ 211.2
  Telecommunications       appreciation through          No-load,
  Fund                     worldwide investments         Open-end,
  ooo                      in equity securities,         Non-diversified
                           including the U.S.,           Multi-class
                           primarily in the              shares (2)
                           telecommunications
                           industry.

  Gabelli Gold             Seeks capital                 Class AAA:              1.00        .25      07/11/94       $ 298.7
  Fund                     appreciation and              No-load,
  ooo                      employs a value               Open-end,
                           approach to investing         Diversified
                           primarily in equity           Multi-class
                           securities of gold-           shares (2)
                           related companies
                           worldwide.

MERGER AND ARBITRAGE:

  The Gabelli ABC Fund     Total returns from equity     No-load,                0.50(6)    n/a(6)    05/14/93       $ 301.4
  ooo                      and debt securities that      Open-end,
                           are attractive to investors   Non-diversified
                           in various market conditions
                           without excessive risk
                           of capital loss.

                                                                                                                   NET ASSETS AS
                                                                                                                        OF
                                                                                                                    DECEMBER 31,
         FUND                                                                  ADVISORY    12B-1      INITIAL           2004
 (MORNINGSTAR OVERALL        PRIMARY INVESTMENT             FUND                 FEES       FEES       OFFER       (ALL CLASSES)
      RATING)(1)                 OBJECTIVE             CHARACTERISTICS           (%)        (%)        DATE       ($ IN MILLIONS)
---------------------        ------------------        ---------------           ----       ----      -------      -------------
QUANTITATIVE:

  Ned Davis Research       Seeks to provide capital      Class AAA:              1.00(8)     .25      03/31/03       $ 9.3
  Asset Allocation Fund    appreciation as its primary   No-load,
  (not rated) (7)          objective with a secondary    Open-end,
                           objective of current income.  Diversified
                                                         Multi-class
                                                         shares (2)

CONTRARIAN:

  Comstock                 Capital appreciation and      Class A                 1.00        .25      10/10/85       $ 70.1
  Capital Value Fund       current income through        Load,
  (not rated) (7)          investment in a highly        Open-end,
                           diversified portfolio         Diversified
                           of securities.                Multi-class
                                                         shares (2)

  Comstock                 Capital appreciation and      Class A                  .85        .25       05/5/88       $ 14.7
  Strategy Fund            current income through        Load,
  (not rated) (7)          investment in a               Open-end,
                           portfolio of debt             Non-Diversified
                           securities.                   Multi-class
                                                         shares (2)

  Gabelli Mathers          Long-term capital             Class AAA:              1.00        .25       8/19/65       $ 41.3
  Fund                     appreciation in various       No-load,
  o                        market conditions             Open-end,
                           without excess risk of        Diversified
                           capital loss.

FIXED INCOME:

  Westwood                 Total return and              Class AAA:               .60(8)     .25      04/06/93       $ 10.6
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

CASH MANAGEMENT-MONEY MARKET:

  The Gabelli U.S.         High current income           Money Market,            .30(8)     n/a      10/01/92       $ 970.8
  Treasury                 with preservation of          Open-end,
  Money Market Fund        principal and                 Diversified
  (not rated) (7)          liquidity, while
                           striving to keep
                           expenses among the
                           lowest of all U.S.
                           Treasury money market
                           funds.

  The Treasurer's Fund,    Current income with           No-load,                 .30(8)     n/a      01/01/88       $ 322.7
  Inc. -- Domestic         preservation of               Open-end,
  Prime Money Market       principal and                 Diversified
  Portfolio                liquidity through             Dual class
  (not rated) (7)          investment in U.S.
                           Treasury securities
                           and corporate bonds.

                                                                                                                   NET ASSETS AS
                                                                                                                        OF
                                                                                                                    DECEMBER 31,
         FUND                                                                  ADVISORY    12B-1      INITIAL           2004
 (MORNINGSTAR OVERALL        PRIMARY INVESTMENT             FUND                 FEES       FEES       OFFER       (ALL CLASSES)
      RATING)(1)                 OBJECTIVE             CHARACTERISTICS           (%)        (%)        DATE       ($ IN MILLIONS)
---------------------        ------------------        ---------------           ----       ----      -------      -------------
  The Treasurer's          Current income with           No-load,                 .30(8)     n/a      12/18/87       $ 139.4
  Fund, Inc. -- Tax        preservation of               Open-end,
  Exempt Money Market      principal and                 Diversified
  Portfolio                liquidity through             Dual class
  (not rated) (7)          investment in U.S.
                           municipal bond
                           securities.

  The Treasurer's          Current income with           No-load,                 .30(8)     n/a      07/25/90       $ 54.9
  Fund, Inc. -- U.S.       preservation of               Open-end,
  Treasury Money Market    principal and                 Diversified
  Portfolio                liquidity through             Dual class
  (not rated) (7)          investment in U.S.
                           Treasury securities.

GABELLI CLOSED-END FUNDS:

  The Gabelli Equity       Long-term growth of           Closed-end,             1.00(9)     n/a      08/14/86       $ 1,638.4
  Trust Inc.               capital by investing          Non-diversified
  (not rated) (7)          in equity securities.         NYSE Symbol: GAB

  The Gabelli              High total return             Closed-end,             1.00(9)     n/a      07/03/89       $ 147.2
  Convertible and Income   from investing                Diversified
  Securities Fund Inc.     primarily in                  NYSE Symbol: GCV
  (4)                      convertible
  oo                       instruments.

  The Gabelli Global       Long-term capital             Closed-end,             1.00(9)     n/a      11/15/94       $ 223.8
  Multimedia Trust         appreciation from             Non-diversified
  Inc. (3)                 equity investments in         NYSE Symbol: GGT
  (not rated) (7)          global telecommunications,
                           media, publishing and
                           entertainment holdings.

  The Gabelli              High total return from        Closed-end,             1.00(9)     n/a      07/09/99       $ 261.6
  Utility Trust (5)        investments primarily in      Non-Diversified
  (not rated) (7)          securities of companies       NYSE Symbol: GUT
                           involved in gas, electricity
                           and water industries.

  The Gabelli              Qualified dividend income     Closed-end,             1.00(9)     n/a      11/24/03       $ 2,006.8
  Dividend & Income        and capital appreciation      Non-Diversified
  Trust                    potential.                    NYSE Symbol: GDV
  (not rated) (7)

  The Gabelli              A consistent level of         Closed-end,             1.00        n/a       5/28/04       $ 64.2
  Global Utility           after-tax total               Non-Diversified
  & Income Trust           return with an emphasis       AMEX Symbol: GLU
  (not rated) (7)          on tax-advantaged
                           dividend income.


(1) For each fund with at least a three-year history, Morningstar calculates a Morningstar RatingTM based on a Morningstar risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads and redemption fees) placing more emphasis on downward variations and rewarding consistent performance. The top 10% of the funds in an investment category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. The Overall Morningstar Rating for a fund is derived from a weighted average of the performance figures associated with its three, five, and ten-year (if applicable) Morningstar Rating metrics. Morningstar Ratings are shown for the respective class shown; other classes may have different performance characteristics. There were 228 Conservative Allocation funds rated for three years, 164 funds for five years and 53 funds for ten years (The Gabelli ABC Fund, Gabelli Mathers Fund). There were 283 Mid-Cap Blend funds rated for three years, 172 funds for five years and 57 funds for ten years (The Gabelli Asset Fund, The Gabelli Value Fund).

     There were 781 Large Value funds rated for three years, 559 funds for five years and 244 funds for ten years (The Gabelli Blue Chip Value Fund, Westwood Equity Fund, The Gabelli Equity Income Fund). There were 64 Convertibles funds rated for three years, 56 funds for five years and 27 funds for ten years (The Gabelli Global Convertible Securities Fund, The Gabelli Convertible and Income Securities Fund Inc.). There were 274 World Stock funds rated for three years, 208 funds for five years and 73 funds for ten years (The Gabelli Global Growth Fund, The Gabelli Global Opportunity Fund). There were 40 Specialty-Communications funds rated for three years, 15 funds for five years and 8 funds for ten years (The Gabelli Global Telecommunications Fund). There were 39 Specialty-Precious Metals funds rated for three years, 30 funds for five years and 19 funds for ten years (Gabelli Gold Fund). There were 1,039 Large Growth funds rated for three years, 743 funds for five years and 260 funds for ten years (The Gabelli Growth Fund). There were 175 Foreign Large Growth funds rated for three years and 131 funds for five years (Gabelli International Growth
     Fund). There were 201 Small Value funds rated for three years, 154 funds for five years and 40 funds for ten years (The Gabelli Small Cap Growth Fund, Westwood Mighty MitesSM Fund). There were 66 Specialty-Utilities funds rated for three years and 59 funds rated for five years (The Gabelli Utilities Fund). There were 654 Moderate Allocation funds rated for three years, 515 funds for five years and 212 funds for ten years (Westwood Balanced Fund). There were 738 Intermediate-Term Bond funds rated for three years, 554 funds for five years and 275 funds for ten years (Westwood Intermediate Bond Fund). There were 146 Specialty-Real Estate funds rated for three years and 120 funds for five years (Westwood Realty Fund). There were 554 Small Growth funds rated for three years and 402 funds for five years (Westwood SmallCap Equity Fund). (a) 2004 Morningstar, Inc. All Rights reserved. This information is (1) proprietary to Morningstar and/or its content providers (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Past performance is no guarantee of future results. Other share classes may have different performance characteristics.

(2) These funds have multi-classes of shares available. Multi-class shares include Class A shares with a front-end sales charge; Class B shares are subject to a back-end contingent deferred sales charge for up to 6 years and Class C shares are subject to a 1% back-end contingent deferred sales charge for up to two years. However, Class B shares are no longer offered as of July 2004. Comstock Strategy Fund Class R shares, which are no-load, are available only for retirement and certain institutional accounts. Comstock Strategy Fund class O shares are no longer offered to the public. Ned Davis Research Asset Allocation Fund and The Gabelli Blue Chip Value Fund Class I shares are available to institutional accounts. Class I shares for other funds are expected to be available in May 2005. Net assets include all shares classes.

(3) The Gabelli Global Multimedia Trust Inc. was formed in 1994 through a spin off of assets from The Gabelli Equity Trust.

(4) The Gabelli Convertible and Income Securities Fund Inc. was originally formed in 1989 as an open-end investment company and was converted to a closed-end investment company in March 1995.

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

(8) Funds Adviser has an agreement in place to waive its advisory fee or reimburse expenses of the Fund to maintain fund expenses at a specified level for Class AAA shares; Multiclass shares have separate limits as described in the Fund's prospectus. (The Gabelli Blue Chip Value Fund - 2.00%; The Gabelli Woodland Small Cap Value Fund - 2.00%; Westwood Mighty Mites SM Fund - 1.50%; Westwood Realty Fund - 1.50%; The Gabelli Global Opportunity Fund - 1.50% (2.00% after May 1, 2005); The Gabelli Global Convertible Securities Fund - 2.00%; The Gabelli Utilities Fund - 2.00%; Ned Davis Research Asset Allocation Fund - 2.50% through April 30, 2005; Westwood SmallCap Equity Fund - 1.50%; Westwood Intermediate Bond Fund - 1.00%; The Gabelli U.S. Treasury Money Market Fund - 0.30%; The Treasurer's Fund - Domestic Prime Money Market Portfolio - 0.60%; The Treasurer's Fund
     - Tax Exempt Money Market Fund - 0.60%; The Treasurer's Fund - U.S. Treasury Money Market Portfolio - 0.65%.)

(9) Funds Adviser has agreed to reduce its advisory fee on the liquidation value of Preferred stock outstanding if certain performance levels are not met.

Shareholders of the no-load open-end Mutual Funds are allowed to exchange shares among the open-end funds as economic and market conditions and investor needs change at no additional cost. However, as noted below certain Mutual Funds impose a 2% redemption fee on shares redeemed within 60 days of a purchase. We periodically introduce new mutual funds designed to complement and expand our investment product offerings, respond to competitive developments in the financial marketplace and meet the changing needs of investors.

In February 2003, to discourage short-term trading, time zone arbitrage and late trading, the Boards of Directors of our open-end Mutual Funds with significant holdings in non-US securities, approved the imposition of a 2% redemption fee on shares redeemed within 60 days of purchase. The 2% redemption fee on these funds became effective in May 2003. In May 2004, the Boards of Directors of our other open-end Mutual Funds, other than the money market funds and The Gabelli Capital Asset Fund, considered and approved the imposition of a 2% redemption fee on shares redeemed within 60 days of a purchase. As of November 2004, the 2% redemption fee was effective for all of these funds. The Board of Directors of our open-end Mutual Funds will continue to review the need to maintain the 2% redemption fee in light of the regulatory environment and other industry developments and may elect to selectively remove this fee on certain funds.

The shareholders of The Gabelli ABC Fund voted on December 30, 2004 to approve a charter amendment that would require investment accounts held at the fund's transfer agent, State Street Bank & Trust Company, be directly registered to the beneficial owners of the fund. The action, which was recommended by Funds Adviser and approved by the fund's Board of Directors, permits the redemption of shares held through certain brokers and financial consultants in omnibus and individual accounts where the beneficial owner is not disclosed.

Our marketing efforts for the Mutual Funds are currently focused on increasing the distribution and sales of our existing funds as well as creating new products for sale through our distribution channels. We believe that our marketing efforts for the Mutual Funds will continue to generate additional revenues from investment advisory fees. We have traditionally distributed most of our open-end Mutual Funds by using a variety of direct response marketing techniques, including telemarketing and advertising, and as a result we maintain direct relationships with many of our no-load open-end Mutual Fund customers. Beginning in late 1995, we expanded our product distribution by offering several of our open-end Mutual Funds through Third-Party Distribution Programs, including NTF Programs. In 1998 and 1999, we further expanded these efforts to include substantially all of our open-end Mutual Funds in Third-Party Distribution Programs. More than 38% of the assets under management in the open-end Mutual Funds are still attributable to our direct response marketing efforts. Third-Party Distribution Programs have become an increasingly important source of asset growth for us. Of the $8.0 billion of assets under management in the open-end equity Mutual Funds as of December 31, 2004, approximately 62% were generated through Third-Party Distribution Programs. We are responsible for paying the service and distribution fees charged by many of the Third-Party Distribution Programs. Several bills have been introduced in Congress that would amend the Investment Company Act. These proposals, which include but are not limited to the elimination or restriction of Rule 12b-1 distribution fees, if enacted or adopted, could have a substantial impact on the regulation and operation of our registered funds. In light of such legislation and efforts by some of the program sponsors to increase fees beyond what we deem to be acceptable, several of our Mutual Funds may be withdrawn from such programs. During 2000, we completed development of additional classes of shares for many of our mutual funds for sale through national brokerage and investment firms and other third-party distribution channels on a commission basis. The multi-class shares are available in all of Gabelli mutual funds except The Gabelli ABC Fund and the Gabelli Mathers Fund. The use of multi-class share products will expand the distribution of all Gabelli Fund products into the advised sector of the mutual fund investment community. During 2003, we introduced Class I shares, which are no load shares with higher minimum initial investment and without distribution fees available to Institutional and Retirement Plan Accounts directly through Gabelli & Company. The no-load shares are designated as Class AAA shares and are available for new and current investors. In general, distribution through Third-Party Distribution Programs has greater variable cost components and lower fixed cost components than distribution through our traditional direct sales methods.

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

MUTUAL FUND DISTRIBUTION, INSTITUTIONAL RESEARCH, BROKERAGE AND UNDERWRITING

Gabelli & Company, Inc. ("Gabelli & Company"), the wholly-owned subsidiary of our 92% majority-owned subsidiary Gabelli Securities, Inc., is a broker-dealer registered under the Securities Exchange Act of 1934 and a member of the National Association of Securities Dealers, Inc. ("NASD"). Gabelli & Company's revenues are derived primarily from the distribution of our Mutual Funds, brokerage commissions, underwriting fees and selling concessions.

MUTUAL FUND DISTRIBUTION

Gabelli & Company distributes our open-end Mutual Funds pursuant to distribution agreements with each Mutual Fund. Under each distribution agreement with an open-end Mutual Fund, Gabelli & Company offers and sells such open-end Mutual Fund's shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of Third-Party Distribution Programs, financial intermediaries and Gabelli sales personnel. Gabelli & Company receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 ("12b-1") of the Investment Company Act. Distribution fees from the open-end Mutual Funds amounted to $18.4 million, $17.1 million and $18.9 million for the years ended December 31, 2002, 2003 and 2004, respectively. Gabelli & Company is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back- end sales charge. Underwriting and sales charges amounted to $356,000, $268,000 and $346,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Under the distribution plans, the open-end no load (Class AAA shares) Mutual Funds (except The Treasurer's Fund, The Gabelli US Treasury Money Market Fund and The Gabelli ABC Fund) and the Class A shares of various funds pay Gabelli & Company a distribution or service fee of .25% per year (except the Class A shares of the Westwood Funds which pay .50% per year) on the average daily net assets of the fund. Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%. Gabelli & Company's distribution agreements with the Mutual Funds may continue in effect from year to year only if specifically approved at least annually by (i) the Mutual Fund's Board of Directors or Trustees or (ii) the Mutual Fund's shareholders and, in either case, the vote of a majority of the Mutual Fund's directors or trustees who are not parties to the agreement or "interested persons" of any such party, within the meaning of the Investment Company Act. Each Mutual Fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days' written notice by (i) a vote of the majority of its directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Mutual Fund. Each distribution agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act. Gabelli & Company may terminate a distribution agreement without penalty upon 60 days' written notice.

Gabelli & Company also offers our open-end mutual fund products through our website, WWW.GABELLI.COM, where directly registered mutual fund investors can access their personal account information and buy, sell and exchange Fund shares. Fund prospectuses, quarterly reports, fund applications, daily net asset values and performance charts are all available. As part of our efforts to educate investors, we introduced Gabelli University with our initial publications "DEALS, DEALS... AND MORE DEALS" and "GLOBAL CONVERTIBLE INVESTING:
THE GABELLI WAY." Our website is an active, informative and valuable resource which we believe has become an increasingly important feature of our client service efforts.

INSTITUTIONAL RESEARCH

Gabelli & Company provides institutional investors with investment ideas on numerous industries and special situations, with a particular focus on small and midcap companies. Our team of sell-side analysts follow economic sectors on a global basis, and are bottom-up stock pickers, recommending companies that trade at significant differences to Private Market Value. Our research focuses on company fundamentals, cash flow statistics, and catalysts that will help realize returns.

COMMISSIONS

Gabelli & Company generates brokerage commission revenues from securities transactions executed on an agency basis on behalf of our mutual funds, institutional and high net worth clients as well as from institutional and retail customers. Commission revenues totaled $13.9 million, $12.9 million, and $15.6 for the years ended December 31, 2002, 2003 and 2004, respectively.

UNDERWRITING

Gabelli & Company is involved in external syndicated underwriting activities. In 2002, 2003 and 2004, Gabelli & Company participated in 10, 9 and 5 syndicated underwritings of public equity and debt offerings managed by major investment banks, respectively, with commitments of $34.9 million, $24.7 million and $32.1 million, respectively.

COMPETITION

We compete with other investment management firms and mutual fund companies, insurance companies, banks, brokerage firms and other financial institutions that offer products that have similar features and investment objectives to those offered by us. Many of the investment management firms with which we compete are subsidiaries of large diversified financial companies and many others are much larger in terms of assets under management and revenues and, accordingly, have much larger sales organizations and marketing budgets. Historically, we have competed primarily on the basis of the long-term investment performance of many of our investment products. However, we have taken steps to increase our distribution channels, brand name awareness and marketing efforts.

The market for providing investment management services to institutional and high net worth Separate Accounts is also highly competitive. Approximately 40% of our investment advisory fee revenue for the year ended December 31, 2004 was derived from our Separate Accounts. Selection of investment advisors by U.S. institutional investors is often subject to a screening process and to favorable recommendations by investment industry consultants. Many of these investors require their investment advisors to have a successful and sustained performance record, often five years or longer, and also focus on one and three year performance records. We have significantly increased our assets under management on behalf of U.S. institutional investors since our entry into the institutional asset management business in 1977. At the current time, we believe that our investment performance record would be attractive to potential new institutional and high net worth clients. However, no assurance can be given that our efforts to obtain new business will be successful.

INTELLECTUAL PROPERTY

Service marks and brand name recognition are important to our business. We have rights to the service marks under which our products are offered. We have registered certain service marks in the United States and will continue to do so as new trademarks and service marks are developed or acquired. We have rights to use (i) the "Gabelli" name, (ii) the "GAMCO" name, (iii) the research triangle logo, and (iv) the "Mighty Mites" name. Pursuant to an assignment agreement, Mr. Gabelli has assigned to us all of his rights, title and interests in and to the "Gabelli" name for use in connection with investment management services, mutual funds and securities brokerage services. However, under the agreement, Mr. Gabelli will retain any and all right, title and interest he has or may have in the "Gabelli" name for use in connection with (i) charitable foundations controlled by Mr. Gabelli or members of his family or (ii) entities engaged in private investment activities for Mr. Gabelli or members of his family. In addition, the funds managed by Mr. Gabelli outside GBL have entered into a license agreement with us permitting them to continue limited use of the "Gabelli" name under specified circumstances. We have taken, and will continue to take, action to protect our interests in these service marks.

REGULATION

Virtually all aspects of our businesses are subject to various Federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. Under such laws and regulations, agencies that regulate investment advisors and broker-dealers such as us have broad administrative powers, including the power to limit, restrict or prohibit such an advisor or broker-dealer from carrying on its business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment advisor and other registrations, censures, and fines. We believe that we are in substantial compliance with all material laws and regulations.

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

The subsidiaries of GBL that are registered with the Commission under the Investment Advisers Act (Gabelli Funds LLC, Gabelli Advisers, Inc., Gabelli Fixed Income LLC and GAMCO) are regulated by and subject to examination by the Commission. The Investment Advisers Act imposes numerous obligations on registered investment advisors including fiduciary duties, record keeping requirements, operational requirements, marketing requirements and disclosure obligations. The Commission is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from censure to termination of an investment advisor's registration. The failure of a subsidiary to comply with the requirements of the Commission could have a material adverse effect on us. We believe that we are in substantial compliance with the requirements of the regulations under the Investment Advisers Act.

We derive a substantial majority of our revenues from investment advisory services through our investment management agreements. Under the Investment Advisers Act, our investment management agreements terminate automatically if assigned without the client's consent. Under the Investment Company Act, advisory agreements with registered investment companies such as the Mutual Funds terminate automatically upon assignment. The term "assignment" is broadly defined and includes direct assignments as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in GBL.

In their capacity as broker-dealers, Gabelli & Company, Inc., Gabelli Fixed Income Distributors, Inc. and Gabelli Direct, Inc. are required to maintain certain minimum net capital and cash reserves for the benefit of our customers. Gabelli & Company, Inc.'s net capital, as defined, has consistently met or exceeded all minimum requirements. Gabelli Direct, Inc. and Gabelli Fixed Income Distributors, Inc. are currently dormant, but have also consistently met or exceeded all minimum requirements. Gabelli & Company, Inc., Gabelli Fixed Income Distributors, Inc. and Gabelli Direct, Inc. are also subject to periodic examination by the NASD.

Subsidiaries of GBL are subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and to regulations promulgated there under, insofar as they are "fiduciaries" under ERISA with respect to certain of their clients. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), impose certain duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving ERISA plan clients. Our failure to comply with these requirements could have a material adverse effect on us.

Investments by GBL on behalf of our clients often represent a significant equity ownership position in an issuer's class of stock. As of December 31, 2004, we had five percent or more beneficial ownership with respect to 121 equity securities. This activity raises frequent regulatory and legal issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers' shareholder rights plans or "poison pills," state gaming laws and regulations, federal communications laws and regulations, public utility holding company laws and regulations, federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions. Our failure to comply with these requirements could have a material adverse effect on us.

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

We, and certain of our affiliates, are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. In particular, we are subject to requirements in numerous jurisdictions regarding reporting of beneficial ownership positions in securities issued by companies whose securities are publicly traded in those countries. In addition, GAMCO is registered as an international advisor, investment counsel and portfolio manager with the Ontario Securities Commission in Canada in order to market our services to prospective clients which reside in Ontario. Several of our Investment Partnerships are organized under the laws of foreign jurisdictions. In connection with our opening of an office in London and our plans to market certain products in Europe we are required to comply with the laws of the United Kingdom and other European countries regarding these activities. Our subsidiary, Gabelli Asset Management (UK) Limited is regulated by the Financial Services Authority. In connection with our registration in the United Kingdom we have minimum capital requirements that have been consistently met or exceeded.

RECENT REGULATORY DEVELOPMENTS

On September 3, 2003, the New York Attorney General's office ("NYAG") announced that it had found evidence of widespread improper trading involving mutual fund shares. These transactions included the "late trading" of mutual fund shares after the 4:00 p.m. pricing cutoff and "time zone arbitrage" of mutual fund shares designed to exploit pricing inefficiencies. Since the NYAG's announcement, the NASD, the SEC, the NYAG and officials of other states have been conducting inquiries into and bringing enforcement actions related to trading abuses in mutual fund shares. We received information requests and subpoenas from the SEC and the NYAG in connection with their inquiries. We are complying with these requests and have been conducting an internal review of our mutual fund practices and procedures in a variety of areas with the guidance of outside counsel. A special committee of all of our independent directors was also formed to review various issues involving mutual fund share transactions and was assisted by independent counsel.

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

In response to industry wide inquiries and enforcement actions, a number of regulatory and legislative initiatives were introduced. The SEC has proposed and adopted a number of rules under the Investment Company Act and the Investment Advisers Act and is currently studying potential major revisions of other rules. The SEC adopted rules requiring written compliance programs for registered investment advisors and registered investment companies and additional disclosures regarding portfolio management and advisory contract renewals. In addition, several bills were introduced in the prior Congress that, if adopted, would have amended the Investment Company Act. These proposals, if reintroduced and enacted, or if adopted by the SEC, could have a substantial impact on the regulation and operation of our registered and unregistered funds. For example, certain of these proposals would, among other things, limit or eliminate Rule 12b-1 distribution fees, limit or prohibit third party soft dollar arrangements and restrict the management of hedge funds and mutual funds by the same portfolio manager.

In the coming months, the investment management industry is likely to continue facing a high level of regulatory scrutiny and become subject to additional rules designed to increase disclosure, tighten controls and reduce potential conflicts of interest. In addition, the SEC has substantially increased its use of focused inquiries in which it requests information from a number of fund complexes regarding particular practices or provisions of the securities laws. We participate in some of these inquiries in the normal course of our business. Changes in laws, regulations and administrative practices by regulatory authorities, and the associated compliance costs, have increased our cost structure and could in the future have a material impact.

PERSONNEL

At March 1, 2005, we had a full-time staff of approximately 188 individuals, of whom 72 served in the portfolio management, research and trading areas, 71 served in the marketing and shareholder servicing areas and 45 served in the administrative area. As part of our staff, we employ 18 portfolio managers for the Mutual Funds, Separate Accounts and Investment Partnerships. Additionally, Westwood Management employs a team of 19 investment professionals who advise five of the six portfolios of the Westwood family of funds, and Ned Davis Research, Inc. employs four portfolio managers who are responsible for the management of the Ned Davis Research Asset Allocation Fund.

ITEM 2:   PROPERTIES

At December 31, 2004, we leased our principal offices which consisted of a single 60,000 square foot building located at 401 Theodore Fremd Avenue, Rye, New York. This building was leased in December 1997 (prior to our 1999 IPO) from an entity controlled by members of Mr. Gabelli's immediate family, and approximately 9,000 square feet are currently subleased to other tenants. We receive rental payments under the sublease agreements, which totaled approximately $282,000 in 2004 and were used to offset operating expenses incurred for the property. The lease provides that all operating expenses related to the property, which are estimated at $675,000 annually, are to be paid by us.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2004.


PART II

ITEM 5:   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Our shares of class A common stock have been traded on the New York Stock Exchange (NYSE) under the symbol GBL since our initial public offering on February 11, 1999. Prior to that, there was no public market for our common stock.

As of March 1, 2005, there were 73 class A common stockholders of record and 3 class B common stockholders of record (GGCP, Inc., formerly Gabelli Group Capital Partners, Inc., and two of its wholly-owned subsidiaries). These figures do not include stockholders with shares held under beneficial ownership in nominee name which are estimated to be approximately 5,000.

The following table sets forth the high and low prices of our class A common stock for each quarter of 2004 and 2003 as reported by the New York Stock Exchange.


          QUARTER ENDED            HIGH        LOW
          -------------            ----        ---
          March 31, 2004           $ 45.00     $ 38.49
          June 30, 2004            $ 42.97     $ 38.30
          September 30, 2004       $ 43.60     $ 37.22
          December 31, 2004        $ 50.50     $ 42.55

          March 31, 2003           $ 33.50     $ 25.60
          June 30, 2003            $ 36.24     $ 26.25
          September 30, 2003       $ 39.00     $ 34.61
          December 31, 2003        $ 40.80     $ 33.50


We paid our first dividend, a $.02 per share dividend, on December 15, 2003 to our class A shareholders of record December 1, 2003. Our class B shareholders elected to waive receipt of this dividend.

We paid $1.16 per share in dividends to our common shareholders in 2004. This included three quarterly dividends of $0.02 per share on June 30, 2004, September 30, 2004 and December 28, 2004 to all shareholders of record on June 15, 2004, September 15, 2004 and December 14, 2004, respectively. We also paid two special dividends, a $0.10 per share dividend on June 30, 2004 to all shareholders of record on June 15, 2004 and a $1.00 per share dividend on November 30, 2004 to class A shareholders of record on November 15, 2004 and on December 23, 2004 to our class B shareholders of record on that date. Our Board of Directors also declared a special dividend of $0.60 per share in November 2004 which was payable on January 18, 2005 to all shareholders of record on January 3, 2005.

The information set forth under the caption "Equity Compensation Plan Information" in the Proxy Statement is incorporated herein by reference.


ITEM 5(C): CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
           EQUITY SECURITIES

               The following table provides information with respect to the shares of common stock we repurchased during the three months ended December 31, 2004:


                                                                                    (d) Maximum
                                                          (c)Total Number of        Number of Shares (or
                                        (b)Average Price     Shares Repurchased     Approximate Dollar
                        (a)Total Number    Paid Per Share,   as Part of Publicly    Value) That May Yet
                           of Shares       net of            Announced Plans        Be Purchased Under
     Period                Repurchased     Commissions       or Programs            the Plans or Programs
     -------------------   ------------    --------------    -------------------    ---------------------
     GBL
     10/01/04 - 10/31/04        184,100    $        44.65                184,100    $          62,736,065
     11/01/04 - 11/30/04        720,950             46.89                720,950    $          53,929,322
     12/01/04 - 12/31/04        118,500             49.24                118,500                1,071,658 (a)
                           ------------                      -------------------
     Totals                   1,023,550                                1,023,550
                           ============                      ===================


               In October 2004, we announced an increase in the number of shares of GBL to be repurchased of 1 million shares. In November 2004, we announced an increase in the dollar value of GBL shares available to repurchase under our stock repurchase program of $25.0 million to be used for an accelerated stock repurchase program ("ASR"). Our stock repurchase programs are not subject to expiration dates.


               We made no repurchases of GBL.I (mandatory convertible securities) during the three months ended December 31, 2004.


     (a) Authorization for the period 12/1/04 through 12/31/04 is denoted in shares.

ITEM 6:      SELECTED FINANCIAL DATA

GENERAL

The selected historical financial data presented below has been derived in part from, and should be read in conjunction with Management's Discussion and Analysis included in Item 7 and the audited Consolidated Financial Statements of Gabelli Asset Management Inc. and subsidiaries and related notes included in
Item 8 of this report.

                                                      YEAR ENDED DECEMBER 31,
                                              (In thousands, except per share data)
                                       2000        2001        2002        2003        2004
                                    ---------   ---------   ---------   ---------   ---------
INCOME STATEMENT DATA
Revenues:
  Investment advisory and
    incentive fees.............     $ 190,200   $ 186,124   $ 177,077   $ 176,943   $ 219,939
  Commission revenue...........        16,805      15,939      13,883      12,863      15,573
  Distribution fees and
    other income...............        26,913      22,351      18,999      17,631      19,651
                                    ---------   ---------   ---------   ---------   ---------
    Total revenues.............       233,918     224,414     209,959     207,437     255,163
                                    ---------   ---------   ---------   ---------   ---------

Expenses:
  Compensation costs...........        97,055      85,754      80,387      89,169     104,091
  Management fee...............        11,296      11,325       9,533       9,002      11,017
  Other operating
    expenses...................        36,653      33,887      30,377      34,552      40,987
                                    ---------   ---------   ---------   ---------   ---------
    Total expenses.............       145,004     130,966     120,297     132,723     156,095
                                    ---------   ---------   ---------   ---------   ---------
Operating income...............        88,914      93,448      89,662      74,714      99,068
                                    ---------   ---------   ---------   ---------   ---------
Other income (expense), net:
  Net gain from investments....         6,716       5,187       1,353      15,610       5,627
  Interest and dividend
    income.....................         9,745       9,461       6,757       5,530      10,481
  Interest expense.............        (3,714)     (6,174)    (11,977)    (14,838)    (16,027)
                                    ----------  ----------  ---------   ---------   ---------
    Total other income
      (expense), net...........        12,747       8,474      (3,867)      6,302          81
                                    ---------   ---------   ---------   ---------   ---------

Income before income taxes
  and minority interest........       101,661     101,922      85,795      81,016      99,149
  Income taxes.................        40,257      39,342      32,259      30,339      36,097
  Minority interest............         3,409       1,482         224         833         493
                                    ---------   ---------   ---------   ---------   ---------
Net income.....................     $  57,995   $  61,098   $  53,312   $  49,844   $  62,559
                                    =========   =========   =========   =========   =========

Net income per share:
  Basic........................     $    1.96   $    2.06   $    1.77   $    1.66   $    2.11
                                    =========   =========   =========   =========   =========
  Diluted......................     $    1.94   $    2.03   $    1.76   $    1.65   $    2.06
                                    =========   =========   =========   =========   =========

Weighted average shares
 outstanding:
  Basic........................        29,575      29,666      30,092      30,018      29,673
                                    =========   =========   =========   =========   =========
  Diluted......................        29,914      30,783      30,302      32,081      31,804
                                    =========   =========   =========   =========   =========

Actual shares outstanding
  at December 31st.............        29,519      29,828      29,881      30,050      28,837
                                    =========   =========   =========   =========   =========

                                                           DECEMBER 31,
                                       2000        2001        2002        2003        2004
                                    ---------   ---------   ---------   ---------   ---------
                                          (IN THOUSANDS, EXCEPT ASSETS UNDER MANAGEMENT)
BALANCE SHEET DATA
  Total assets.................     $ 317,804   $ 486,394   $ 582,731   $ 736,511   $ 698,972

  Total liabilities and
    minority interest..........       115,607     211,097     260,938     358,200     364,094
                                    ---------   ---------   ---------   ---------   ---------
  Total stockholders' equity...     $ 202,197   $ 275,297   $ 321,793   $ 378,311   $ 334,878
                                    =========   =========   =========   =========   =========


ASSETS UNDER MANAGEMENT (UNAUDITED)
(at year end, in millions):
  Separate Accounts                 $  11,001   $  12,233   $  10,603   $  13,535   $  13,975

  Mutual Funds                         12,113      11,955      10,068      13,332      13,870

  Investment Partnerships                 437         573         578         692         814
                                    ---------   ---------   ---------   ---------   ---------
    Total                           $  23,551   $  24,761   $  21,249   $  27,559   $  28,659
                                    =========   =========   =========   =========   =========

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Item 8 to this report.

INTRODUCTION

Our principal business is providing investment advisory services to mutual funds, institutional and high net worth investors, and investment partnerships, principally in the United States. Through Gabelli & Company, Inc., we provide institutional research services to institutional clients and investment partnerships. We generally manage assets on a discretionary basis and invest in a variety of U.S. and international securities through various investment styles.

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

For the 78-year period ended December 31, 2004, stocks provided an average total return of about 10.4%, according to Ibbotson Associates. Management believes the market will continue to exhibit volatility in line with historical experience. Over the next 10 years, our model for the U.S. stock market envisions average annual returns of 7% to 9% from a combination of nominal gross world product growth, stable profit margins and rising dividend payout ratios, with an offsetting drag on P/E multiples from rising interest rates. We expect that an increase in tax rates or inflation rates would reduce stock market returns. Similarly, increased regulation of the mutual fund industry, combined with growing fee pressures and our willingness to participate in certain NTF programs, may impair our profit margins.

As discussed in the Regulation section in Item 1 of this report, the SEC has proposed and adopted a number of rules under the Investment Company Act and the Investment Advisers Act and is currently studying potential major revisions of other rules. In addition, several bills were introduced in the prior Congress that, if adopted, would have amended the Investment Company Act. These proposals, if reintroduced and enacted, or if adopted by the SEC, could have a substantial impact on the regulation and operation of our registered and unregistered funds. For example, certain of these proposals would, among other things, limit or eliminate Rule 12b-1 distribution fees, limit or prohibit third party soft dollar arrangements and restrict the management of hedge funds and mutual funds by the same portfolio manager. Changes in laws, regulations, and administrative practices by regulatory authorities, and the associated compliance costs, have increased our cost structure and could in the future have a material impact.

OVERVIEW

Investment advisory and incentive fees, which are based on the amount and composition of assets under management in our Mutual Funds, Separate Accounts and Investment Partnerships, represent our largest source of revenues. In addition to the general level and trends of the stock market, growth in revenues depends on good investment performance, which influences the value of existing assets under management as well as contributing to higher investment and lower redemption rates and facilitating the ability to attract additional investors while maintaining current fee levels. Growth in assets under management is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service. Historically, we have depended primarily on direct distribution of our products and services, but since 1995 have participated in Third-Party Distribution Programs, including NTF Programs. A majority of our cash inflows to mutual fund products have come through these channels since 1998. Attempts by some NTF Program sponsors to increase their service or distribution fees may result in several of our Mutual Funds being withdrawn from such programs. The effects of this on our future financial results cannot be determined at this time, but could be material. In recent years, we have been engaged to act as a sub-advisor for other much larger financial services companies with much larger sales distribution organizations. A substantial portion of the cash flows into our Separate Accounts has come through this channel. These sub-advisory clients are subject to business combinations that may result in the termination of the relationship. The loss of a sub-advisory relationship could have a significant impact on our financial results in the future.

Advisory fees from the Mutual Funds and sub-advisory accounts are computed daily or weekly, advisory fees from the Separate Accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and Investment Partnership fees are computed either monthly or quarterly. These revenues vary depending upon the level of sales compared with redemptions, financial market conditions and the fee structure for assets under management. Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios. Revenues from

Investment Partnerships also generally include an incentive allocation or fee of 20% of the economic profit, as defined. The incentive allocation and fees are recorded as earned with the related compensation expense accrued. The incentive allocation and fees and related compensation expense may increase or decrease during the year depending upon the performance of the underlying investment partnerships. We also receive fulcrum fees from certain institutional separate accounts based upon meeting or exceeding certain contractual investment return thresholds over a stipulated period of time. These fees are finalized and received when the contract measurement period is completed. Fees on the preferred shares in our closed-end funds are only earned if the fund's total return is greater than a specified total return. A total of $873 million of assets in closed-end funds are subject to such arrangements.

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

Distribution fees and other income primarily include distribution fee revenue in accordance with Rule 12b-1 ("12b-1") of the Investment Company Act of 1940, as amended (the "Investment Company Act"), along with sales charges and underwriting fees associated with the sale of the Mutual Funds plus other revenues. Distribution fees fluctuate based on the level of assets under management and the amount and type of Mutual Funds sold directly by Gabelli & Company and through various distribution channels. As discussed in the Regulation section in Item 1 of this report, several bills were introduced in the prior Congress that, if adopted, would, among other things, pose a risk to Gabelli & Company's future distribution fee revenue as 12b-1 fees may be limited or eliminated.

Compensation costs include variable and fixed compensation and related expenses paid to officers, portfolio managers, sales, trading, research and all other professional staff. Other operating expenses include marketing, product distribution and promotion costs, clearing charges and fees for Gabelli & Company's brokerage operation, and other general and administrative operating costs.

Other Income and Expenses include net gain from investments (which includes both realized and unrealized gains), interest and dividend income, and interest expense. Net gains from investments are derived from our proprietary investment portfolio consisting of various public and private investments.

Minority interest represents the share of net income attributable to the minority stockholders, as reported on a separate company basis, of our consolidated majority-owned subsidiaries.

ASSET HIGHLIGHTS

We reported assets under management as follows (dollars in millions):

                                                                                           % Inc(Dec)
                                            2000      2001      2002      2003      2004   2004/2003  % CAGR (a)
                                          -------   -------   -------   -------   -------  ---------  ----------
Mutual Funds
  Open-End                                $ 8,979   $ 8,334   $ 6,482   $ 8,088   $ 8,029     (0.7%)    (1.2%)
  Closed-End                                1,709     1,831     1,609     3,530     4,342     23.0      17.4
  Fixed Income                              1,425     1,790     1,977     1,714     1,499    (12.5)      4.9
                                          -------   -------   -------   -------   -------
Total Mutual Funds                         12,113    11,955    10,068    13,332    13,870      4.0       3.6
Institutional & Separate Accounts
  Equities                                 10,142    11,513     9,990    13,031    13,587      4.3       7.7
  Fixed Income                                859       720       613       504       388    (23.0)    (11.0)
                                          -------   -------   -------   -------   -------
Total Institutional & Separate Accounts    11,001    12,233    10,603    13,535    13,975      3.3       6.8
Investment Partnerships                       437       573       578       692       814     17.6      28.8
                                          -------   -------   -------   -------   -------
Total Assets Under Management             $23,551   $24,761   $21,249   $27,559   $28,659      4.0       5.5
                                          =======   =======   =======   =======   =======

(a) the % CAGR is computed for the five year period January 1, 2000 through December 31, 2004

Net outflows in 2004 totaled $1.7 billion compared to a net inflow of $1.1 billion in 2003 and a net outflow of $61 million in 2002. The 2002 cash flows do not include $248 million in assets under management added through our affiliation with Woodland Partners LLC in November 2002.

Total net outflows from equities products were approximately $1.3 billion in 2004 with the loss of a sub-advised account in November 2004 being the most significant contribution to net outflows of approximately $0.9 billion of assets. Total net outflows from fixed income products were $353 million in 2004.

For the three years ended December 31, 2002, 2003 and 2004 our net cash inflows and outflows by product line were as follows (in millions):


                                                2002        2003        2004
                                              --------    --------    --------
Mutual Funds
   Equities                                   $   (188)   $  1,364    $   (261)
   Fixed Income                                    156        (276)       (228)
                                              --------    --------    --------
Total Mutual Funds                                 (32)      1,088        (489)
                                              --------    --------    --------
Institutional & HNW Separate Accounts
   Equities
                                                    97          52      (1,178)
   Fixed Income                                   (120)       (115)       (125)
                                              --------    --------    --------
Total Institutional & HNW Separate Accounts        (23)        (63)     (1,303)
                                              --------    --------    --------
Investment Partnerships
   Equities                                         (6)         54          92
   Fixed Income                                     --          --          --
                                              --------    --------    --------
Total Investment Partnerships                       (6)         54          92
                                              --------    --------    --------

Total Equities                                     (97)      1,470      (1,347)
Total Fixed Income                                  36        (391)       (353)
                                              --------    --------    --------
Total Net Cash In (Out) Flows                 $    (61)   $  1,079    $ (1,700)
                                              ========    ========    ========


OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 2004 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

REVENUES
Total revenues were $255.2 million in 2004, $47.7 million or 23.0% ahead of total revenues of $207.4 million in 2003. The increase in total revenues by revenue component was as follows (in millions):

                                                         INCREASE (DECREASE)
                                                           ---------------
                                          2003     2004      $        %
                                         ------   ------   ------   ------
Investment advisory and incentive fees   $176.9   $219.9   $ 43.0     24.3%
Commissions                                12.9     15.6      2.7     21.1
Distribution Fees and other income         17.6     19.7      2.1     11.5
                                         ------   ------   ------
Total revenues                           $207.4   $255.2   $ 47.8     23.0
                                         ======   ======   ======


INVESTMENT ADVISORY AND INCENTIVE FEES: Investment advisory and incentive fees, which comprised 86% of total revenues in 2004, are directly influenced by the level and mix of assets under management. Assets under management ended the year at a record $28.7 billion, a 4.0% increase over prior year end assets under management of $27.6 billion. The effect of a full twelve months of The Gabelli Dividend and Income Trust ("GDV") as well as an increase in average assets under management of $5.5 billion to $27.9 billion in 2004 from $22.4 billion in 2003. The initial public offering of GDV generated gross proceeds of approximately $1.46 billion in November 2003 and added an additional $194 million of gross proceeds through the exercise of the underwriters' over allotment option in January 2004.

Mutual fund revenues increased $25.6 million or 27.4%, as higher revenues from open-end equity mutual funds and closed-end funds were offset slightly by lower revenues from fixed income mutual funds. Revenue from open-end equity funds increased $7.1 million or 9.8% from the prior year as average assets under management in 2004 increased to $7.8 billion from $7.1 billion in 2003. Closed-end fund revenues increased $19.1 million or 103% from the prior year principally due to fees earned from GDV.

Revenue from Separate Accounts increased $18.6 million or 26.9% principally due to higher average asset levels and an increase in fulcrum fees earned on certain accounts traceable to excellent performance relative to benchmark. Assets in our equity Separate Accounts rose $600 million or 4.3% for the year despite a sub-advisory client transferring management of the largest of its three portfolios (approximately $900 million) to another asset manager in mid-November. The loss of this sub-advisory portfolio will have a negative impact on revenues in 2005.

Total advisory fees from Investment Partnerships decreased to $13.0 million in 2004 from $14.2 million in 2003. Higher overall assets under management led to an increase in management fees of 42.5% to $8.7 million from $6.1 million in 2003. Incentive allocations and fees from investment partnerships, which generally represent 20% of the economic profit, decreased to $4.3 million in 2004 compared to $8.1 million in 2003.

COMMISSIONS: Commission revenues in 2004 were $15.6 million, $2.7 million or 21.1% higher than commission revenues of $12.9 million in 2003. The increase in revenues was due to an increase agency trading activity for accounts managed by affiliated companies and higher revenues from institutional customers. Commission revenues derived from transactions on behalf of our Mutual Funds and Separate Account clients totaled $13.3 million, or approximately 85% of total commission revenues in 2004.

DISTRIBUTION FEES AND OTHER INCOME: Distribution fees and other income increased 11.5% or $2.1 million to $19.7 million in 2004 from $17.6 million in 2003. The year-to-year increase was principally the result of higher average assets under management in our open-end equity mutual funds with distribution plans.

EXPENSES
Total expenses were $156.1 million in 2004, an increase of $23.4 million or 17.6% from total expenses of $132.7 million in 2003. Operating margin increased to 38.8% in 2004 from 36.0% in 2003 as operating income increased $24.4 million year over year.

COMPENSATION: Compensation costs, which are largely variable in nature and increase or decrease as revenues grow or decline, increased approximately $14.9 million, or 16.7%, to $104.1 million in 2004 from $89.2 million in 2003. Our variable compensation costs increased $11.1 million to $78.1 million in 2004 from $67.0 million in 2003 but declined, as a percent of revenues, to 30.6% in 2004 compared to 32.3% in 2003. The increase in total variable compensation costs is principally due to higher revenues from Separate Accounts and Mutual Funds (an increase of $12.2 million) partially offset by lower variable compensation costs related to Investment Partnerships (a decrease of $1.8 million). The decrease, as a percent of revenues, is traceable to a shift in revenue mix from Investment Partnerships to Separate Accounts and Mutual Funds. Fixed compensation costs rose approximately $3.8 million to $26.0 million in 2004 from $22.2 million in 2003 principally due to increases in salaries, accruals for incentive compensation and stock option expense.

MANAGEMENT FEE: Management fee expense, for acting as CEO, is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli pursuant to his Employment Agreement so long as he is an executive of Gabelli and devoting the substantial majority of his working time to the business. In 2004, management fee expense increased 22.4% to $11.0 million in 2004 versus $9.0 million in 2003.

OTHER OPERATING EXPENSES: Other operating expenses, which include marketing, promotion and distribution costs as well as general operating expenses increased $6.4 million or 18.6% to $41.0 million in 2004. A large portion of this increase related to ongoing distribution costs for the two new closed end funds, GDV and GLU ($4.1 million) as well as higher general operating expenses including accounting, legal and insurance costs which include compliance costs with the Sarbanes-Oxley Act of 2002 as well as other regulatory and governance initiatives. These costs are expected to continue to have an impact in 2005 as well as in subsequent years.

OTHER INCOME AND EXPENSE
Our proprietary investment portfolio consists of investments in mutual funds, U.S. treasury bills, common stocks as well as other investments including limited partnerships and offshore funds. Net gain from investments, which is derived from our proprietary investment portfolio, was approximately $5.6 million for the year ended December 31, 2004 compared to $15.6 million in 2003. In 2004 and 2003 gains of $34,000 and $96,000, respectively, were realized from the repurchase of 68,900 shares and 20,600 shares, respectively, of our mandatory convertible securities.

Interest and dividend income was $10.5 million in 2004 compared to $5.5 million in 2003. The increase in 2004 dividend income was principally the result of our investments in GDV and Westwood Holdings Group, Inc. ("WHG") as dividend income for these investments increased $2.7 million and $0.3 million, respectively. Interest income rose principally due to an increase in short-term interest rates.

Interest expense rose $1.2 million to $16.0 million in 2004, from $14.8 million in 2003. The increase was due an entire year of interest expense on our $100 million of 5.5% senior notes, which were issued in May 2003, offset partially by the full year effect of a one percentage point decrease in the interest rate on our convertible note from 6% to 5% (which occurred in August 2003) and the decrease of the interest rate on the senior notes issued in connection with our mandatory convertible securities to 5.22% from 6.0% due to the remarketing in November 2004. The 5% convertible note is convertible, at the holder's option, into shares of our class A common stock at $52 per share.

The mandatory convertible securities consist of both a purchase contract to purchase shares of our class A common stock on February 17, 2005 and senior notes due February 17, 2007. The purchase contract includes a contract adjustment payment of 0.95% per year through February 17, 2005 and the notes bear interest at 6% per year, which rate was reset on November 17, 2004 to 5.22%.

INCOME TAXES
The effective tax rate for 2004 was 36.4% down from the 2003 effective tax rate of 37.4% as we adjusted the tax rate in 2004 to reflect our estimate of the current year-end tax liability.

MINORITY INTEREST
Minority interest expense was $0.5 million in 2004 lower by 40.8% from $0.8 million in 2003. The decrease in minority interest expense was largely the result of decreased earnings from our Investment Partnerships and income from investments at our 92% owned subsidiary, Gabelli Securities, Inc.

NET INCOME
Net income for 2004 was $62.6 million or $2.06 per diluted share versus $49.8 million or $1.65 per diluted share for 2003.

SHAREHOLDER COMPENSATION AND INITIATIVES
During 2004, we returned over $100 million of our earnings to shareholders through dividends and our stock buyback program. We paid $1.16 per share in dividends to our common shareholders in 2004 which included three quarterly dividends of $0.02 per share paid on June 30, September 30, and December 28. In addition, we paid two special dividends, a $0.10 per share dividend on June 30 and a $1.00 per share dividend on November 30, 2004 to class A shareholders and December 23, 2004 to class B shareholders. Our Board of Directors also declared a special dividend of $0.60 per share in November 2004 which was payable on January 18, 2005 to all shareholders of record on January 3, 2005. Through our stock buyback program, we repurchased approximately 1,596,000 shares in 2004 for a total investment of $70.7 million. There remains approximately 944,000 shares authorized under our stock buyback program, exclusive of the ASR authorization, on December 31, 2004.

Shares outstanding on a diluted basis at December 31, 2004 were 31.8 million and included 1.9 million shares from the assumed conversion of our 5% convertible note for the full year 2004 as under the applicable accounting methodology used to compute dilution, the convertible note was dilutive. The full number of shares which may be issued upon conversion of this note is approximately 1.9 million. Shares issuable under the mandatory convertible securities are excluded from the diluted shares calculation under current accounting rules but will have a dilutive effect on earnings per share upon settlement of the purchase contracts on February 17, 2005. During 2004, we issued 131,300 shares from the exercise of stock options and 252,456 shares from the early settlement of purchase contracts relating to the mandatory convertible securities. The settlement of the remaining purchase contracts in February 2005 resulted in the issuance of 1,517,483 shares of our class A common stock and the receipt of $70.6 million in proceeds. This will have a dilutive effect on earnings per share in 2005.

At December 31, 2004, we had 799,325 options outstanding to purchase our class A common stock which were granted under our Stock Award and Incentive Plans (the "Plans").

OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

REVENUES
Total revenues were $207.4 million in 2003, $2.6 million or 1.2% below total revenues of $210.0 million in 2002. The decline in total revenues by revenue component was as follows (in millions):

                                                         INCREASE (DECREASE)
                                                           ---------------
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

Total advisory fees from Investment Partnerships increased to $14.2 million in 2003 from $7.5 million in 2002. Higher overall assets under management led to an increase in management fees of 8.0% to $6.1 million from $5.7 million in 2002. Incentive allocations and fees from investment partnerships, which generally represent 20% of the economic profit, increased to $8.1 million in 2003 compared to $1.8 million in 2002.

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

COMPENSATION: Compensation costs, which are largely variable in nature and increase or decrease as revenues grow or decline, increased approximately $8.8 million, or 10.9%, to $89.2 million in 2003 from $80.4 million in 2002. The majority of this increase was attributable to higher variable compensation related to our Investment Partnerships (an increase of $2.5 million) and compensation not directly tied to revenues which included stock option expense (an increase of $1.3 million), higher costs related to research, sales and investment professionals (an increase of $2.0 million) and the year-over-year effect of a reversal of incentive compensation in 2002 ($2.2 million). While the increase in staffing has impacted operating margins in the short-term, we have strengthened our asset gathering capabilities and broadened our research and investment expertise which is expected to increase asset and revenue growth and improve operating margins over the longer term.

MANAGEMENT FEE: Management fee expense, for acting as CEO, is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli pursuant to his Employment Agreement so long as he is an executive of Gabelli and devoting the substantial majority of his working time to the business. In 2003, management fee expense declined 5.6% to $9.0 million in 2003 versus $9.5 million in 2002.

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

The mandatory convertible securities consist of both a purchase contract to purchase shares of our class A common stock on February 17, 2005 and senior notes due February 17, 2007. The purchase contract includes a contract adjustment payment of 0.95% per year through February 17, 2005 and the notes bear interest at 6% per year, which rate is expected to be reset on November 17, 2004. The settlement of the purchase contract in February 2005 will result in the issuance of between 1.8 million and 2.2 million shares of our class A common stock which will have a dilutive effect on earnings per share.

INCOME TAXES
The effective tax rate for 2003 was 37.4% down from the 2002 effective tax rate of 37.6% traceable to the effect of a dividend received deduction related to the WHG dividend.

MINORITY INTEREST
Minority interest expense was $0.8 million in 2003 up 271.9% from $0.2 million in 2002. The increase in minority interest expense was largely the result of increased earnings from our Investment Partnerships and income from our investments at our 92% owned subsidiary, Gabelli Securities, Inc.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets consist of cash, short-term investments, securities held for investment purposes and investments in mutual funds, and investment partnerships and offshore funds, both proprietary and external. Short-term investments are comprised primarily of United States treasury securities with maturities of less than one year and money market funds managed by GBL. Although the investment partnerships and offshore funds are for the most part illiquid, the underlying investments of such partnerships or funds are for the most part liquid and the valuations of these products reflect that underlying liquidity.

   Summary cash flow data is as follows:

                                                       2002          2003          2004
                                                    ----------    ----------    ----------
                                                                (in thousands)
   Cash flows provided by (used in):
      Operating activities                          $  (38,347)   $   38,021    $   (3,395)
      Investing activities                              18,539       (64,252)      (31,540)
      Financing activities                              25,791       101,312       (94,480)
                                                    ----------    ----------    ----------
   Increase in cash and cash equivalents                 5,983        75,081      (129,415)
   Cash and cash equivalents at beginning of year      305,447       311,430       386,511
                                                    ----------    ----------    ----------
   Cash and cash equivalents at end of year         $  311,430    $  386,511    $  257,096
                                                    ==========    ==========    ==========

Cash and liquidity requirements have historically been met through cash generated by operating income and our borrowing capacity. At December 31, 2004, we had cash and cash equivalents of $257.1 million, a decrease of $129.4 million from the prior year end. We have established a collateral account, consisting of cash and cash equivalents and U.S. treasury securities totaling $103.2 million, to secure an $102.5 million letter of credit issued in favor of the holder of the $100 million 5% convertible note. The $102.5 million letter of credit was extended and expires on April 9, 2005. Cash and securities held in the collateral account are restricted from other uses until the $102.5 million letter of credit expires.

Cash used in operating activities of $3.4 million in 2004 results primarily from an increase in investments in securities of $52.5 million, a reduction in payable to brokers of $5.4 million, equity in earnings of partnerships and affiliates of $4.8 million and an increase in investment advisory fees receivable of $5.0 million partially offset by $62.6 million of net income. Cash provided by operating activities of $38.0 million in 2003 results primarily from $49.8 million of net income partially offset by a reduction in payable to brokers of $11.4 million, a reduction in securities sold, not yet purchased of $4.4 million, equity in earnings of partnerships and affiliates of $5.7 million, an increase in investment advisory fees receivable of $6.0 million and an increase in notes and other receivables from affiliates of $4.1 million.

Cash used in investing activities of $31.5 million in 2004 is primarily due to an increase in available for sale securities of $11.7 million and an increase of investments, net of distributions, in certain partnerships and affiliates of $20.5 million. Cash used in investing activities of $64.3 million in 2003 is primarily due to an increase in available for sale securities of $55.9 million and an increase of investments, net of distributions, in certain partnerships and affiliates of $10.3 million.

Cash used in financing activities of $94.5 million in 2004 was largely from the purchase of an additional $70.7 million of our class A common stock, $1.7 million of mandatory convertible securities, $2.7 million in dividends paid by one of our subsidiaries and $34.0 million from dividend payments partially offset by $11.7 million received for the early settlement of forward contracts relating to the mandatory convertible securities and $3.0 million received from the exercise of our stock options by employees. Cash provided by financing activities of $101.3 million in 2003 was largely due to the issuance of $100 million of Senior Notes and $3.9 million received from the exercise of our stock options by employees partially offset by the purchase of an additional $1.9 million of our class A common stock, $0.5 million of mandatory convertible securities and $0.1 million from our first dividend payment.

We continue to maintain our investment grade ratings which we have received from two ratings agencies, Moody's Investors Services and Standard and Poor's Ratings Services. We believe that our ability to maintain our investment grade ratings will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs.

Gabelli & Company is registered with the Commission as a broker-dealer and is a member of the NASD. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. As of December 31, 2003 and 2004, Gabelli & Company had net capital, as defined, of approximately $16.9 million and $19.2 million, respectively, exceeding the regulatory requirement by approximately $16.6 million and $19.0 million, respectively. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

Our subsidiary, Gabelli Asset Management (UK) Limited is a registered member of the Financial Services Authority. In connection with this registration in the United Kingdom, we have a minimum Liquid Capital Requirement of (pound)267,000, ($514,000 at December 31, 2004) and an Own Funds Requirement of (euro)50,000 ($68,000 at December 31, 2004). We have consistently met or exceeded these minimum requirements.

MARKET RISK

EQUITY PRICE RISK

We are subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. Our exposure to market risk is directly related to our role as financial intermediary and advisor for assets under management in our Mutual Funds, Separate Accounts, and Investment Partnerships as well as our proprietary investment and trading activities. At December 31, 2004, our primary market risk exposure was for changes in equity prices and interest rates. At December 31, 2003 and 2004, we had equity investments, including mutual funds largely invested in equity products, of $127.7 million and $143.7 million, respectively. Investments in mutual funds, $98.3 million and $109.1 million at December 31, 2003 and 2004, respectively, generally lower market risk through the diversification of financial instruments within their portfolios. In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. We also hold investments in partnerships and affiliates which invest primarily in equity securities and which are subject to changes in equity prices. Investments in partnerships and affiliates totaled $64.0 million and $89.3 million at December 31, 2003 and 2004, respectively, of which $29.1 million and $43.1 million were invested in partnerships and affiliates which invest in event-driven merger arbitrage strategies. These strategies are primarily dependent upon deal closure rather than the overall market environment.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities excluding arbitrage products, for which the principal exposure is to deal closure and not overall market conditions, as of December 31, 2003 and 2004. The sensitivity analysis assumes a 10% increase or decrease in the value of these investments.

(IN THOUSANDS)

                                                        FAIR VALUE ASSUMING   FAIR VALUE ASSUMING
                                                          10% DECREASE IN       10% INCREASE IN
                                           FAIR VALUE      EQUITY PRICES         EQUITY PRICES
                                          -----------      -------------         -------------
AT DECEMBER 31, 2003:
Equity price sensitive investments,
  at fair value.......................... $ 156,328.3       $ 140,695.4           $ 171,961.1
                                          -----------       -----------           -----------
AT DECEMBER 31, 2004:
Equity price sensitive investments,
  at fair value.......................... $ 188,753.8       $ 169,878.4           $ 207,629.2
                                          -----------       -----------           -----------

Our revenues are largely driven by the market value of our assets under management and are therefore exposed to fluctuations in market prices of these assets, which are largely readily marketable equity securities. Investment advisory fees for mutual funds are based on average daily or weekly asset values. Advisory fees earned on institutional and high net worth separate accounts, for any given quarter, are generally determined based on asset values at the beginning of a quarter. Any significant increases or decreases in market value of assets managed which occur during a quarter will result in a relative increase or decrease in revenues for the following quarter.

Investment Partnership advisory fees are computed based on monthly or quarterly asset values. The incentive allocation or fee of 20% of the economic profit from Investment Partnerships is impacted by changes in the market prices of the underlying investments of these products.

INTEREST RATE RISK

Our exposure to interest rate risk results, principally, from our investment of excess cash in government obligations and money market funds. These investments are primarily short term in nature and the fair value of these investments generally approximates market value. Our mandatory convertible securities included a provision to reset the interest rate in November 2004. The reset rate was determined by the rates the notes should bear in order for each note to have an aggregate market value of 100.5% of the principal amount of the note. The reset rate was determined to be 5.22%.

COMMITMENTS AND CONTINGENCIES

We are obligated to make future payments under various contracts such as debt agreements and capital and operating lease agreements. The following table sets forth our significant contractual cash obligations as of December 31, 2004 (in thousands):

                                       Total      2005       2006       2007       2008       2009    Thereafter
                                     --------   --------   --------   --------   --------   --------   --------
Contractual Obligations:
  5.5% Senior notes                  $100,000   $     --   $     --   $     --   $     --   $     --   $100,000
  5% Convertible note                 100,000         --         --         --         --         --    100,000
  Mandatory convertible securities
    (5.22% Senior Notes)               82,308         --         --     82,308         --         --         --
  Capital lease obligations             6,412        802        765        765        765        765      2,550
  Non-cancelable operating
    lease obligations                   1,294        576        480        218         20         --         --
                                     --------   --------   --------   --------   --------   --------   --------
Total                                $290,014   $  1,378   $  1,245   $ 83,291   $    785   $    765   $202,550
                                     ========   ========   ========   ========   ========   ========   ========

In addition, the 5% convertible note provides the holder certain put rights, at par plus accrued interest, on April 1, 2005. If exercised, we will be required to pay down the entire principal balance at that time. A collateral account consisting of cash and securities has been established in the amount of $103.2 million to secure an $102.5 million letter of credit in favor of the convertible note holder. The $102.5 million letter of credit will expire on April 9, 2005.

Subsequent to December 31, 2004, we announced an agreement with Cascade Investment, L.L.C. to amend the terms of the convertible note issued by Gabelli. The new terms extend the exercise date of Cascade's put option to September 15, 2006, reduce the principal of the convertible note to $50 million from $100 million and remove limitations on the issuance of additional debt. In connection with this amendment, we will repurchase $50 million of the principal of the convertible note on April 1, 2005. The $102.5 million letter of credit was reduced to a $51.3 million letter of credit and extended to September 22, 2006.

In November 2004 we entered into an accelerated stock repurchase program ("ASR") whereby we repurchased 400,000 shares of stock from an investment bank for approximately $18.8 million. The ASR permits us to repurchase the shares immediately, while the investment bank will purchase the shares in the market over time. The 400,000 shares repurchased under the agreement are subject to a future contingent price adjustment based on the actual prices paid by the investment bank to purchase our stock in the market over time. At December 31, 2004 the investment bank had purchased 203,500 shares resulting in a contingent purchase liability of approximately $120,000 for the Company.

OFF-BALANCE SHEET ARRANGEMENTS

We are the General Partner or co-General Partner of various limited partnerships whose underlying assets consist primarily of marketable securities. As General Partner or co-General Partner, we are contingently liable for all of the limited partnerships' liabilities.

Our income from these limited partnerships consists of our share of the management fee and the 20% incentive allocation from the limited partners. We also receive our pro-rata return on any investment made in the limited partnership. We earned management fees of $2.3 million in 2003 and $2.0 million in 2004 and incentive fees of $1.5 million and $0.8 million in 2003 and 2004, respectively. Our pro-rata gain on investments in these limited partnerships totaled $2.3 million in 2003 as compared to a gain of $1.5 million in 2004.

We do not invest in any other off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in the Consolidated Financial Statements.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a summary of certain related party transactions. Further details regarding these and other relationships appear in our Proxy Statement for our 2005 Annual Meeting of Shareholders.

GGCP, Inc. ("GGCP"), formerly known as Gabelli Group Capital Partners, Inc., and two of its subsidiaries own all of GBL's Class B Stock, representing approximately 97% of the combined voting power and 80% of the outstanding shares of GBL common stock.

Prior to its initial public offering in February 1999, GBL and GGCP entered into a Management Services Agreement, with a one-year term and renewable annually, under which GBL provides certain services for GGCP, including furnishing office space and equipment, providing insurance coverage, overseeing the administration of its business and providing personnel to perform certain administrative services. Pursuant to the Management Services Agreement, GGCP pays GBL for services provided.

As of December 5, 1997, GGCP entered into a master lease agreement with M4E, LLC, which is owned by the children of Mr. Gabelli, for a 60,000 square foot building, of which approximately 9,000 square feet are currently subleased to other tenants. The master lease for the building and property, which is located at 401 Theodore Fremd Avenue, Rye, New York (the "Building"), expires on April 30, 2013. As of February 9, 1999, GGCP assigned all of its rights and obligations under the master lease to GBL. GBL leases space in the Building to a company for which Mr. Gabelli serves as Chairman and is a significant stockholder.

Pursuant to the Employment Agreement, Mr. Gabelli has agreed that while he is employed by GBL he will not provide investment management services outside of GBL, except for certain permitted accounts managed by MJG Associates, Inc., for which he serves as Chairman. MJG Associates, Inc., which is wholly-owned by Mr. Gabelli, serves as a general partner or investment manager of various investment funds and other accounts.

GAMCO Investors, Inc. ("GAMCO"), a wholly-owned subsidiary of GBL has entered into agreements to provide advisory and administrative services to MJG Associates, Inc. and to Gabelli Securities, Inc. ("GSI"), a majority-owned subsidiary of GBL, with respect to the private investment funds managed by each of them. Pursuant to such agreements, GSI and MJG Associates, Inc. pay GAMCO for services provided.

Gabelli Securities International Limited ("Gabelli Securities International") was formed in 1994 to provide management and investment advisory services to offshore funds and accounts. Marc Gabelli, a son of Mr. Gabelli, owns 55% of Gabelli Securities International and GSI owns the remaining 45%.

In April 1999, Gabelli Global Partners, Ltd., an offshore investment fund, was incorporated. Gabelli Securities International and Gemini Capital Management, LLC ("Gemini"), an entity owned by Marc Gabelli, were engaged by the fund as investment advisors as of July 1, 1999. Gemini receives half of the investment advisory fees as co-investment advisor.

In April 1999, GSI formed Gabelli Global Partners, L.P., an investment limited partnership for which GSI and Gemini are the general partners. In March 2002, Gabelli Global Partners, L.P. changed its name to Gemini Global Partners, L.P. Gemini receives half of the management fee paid by the partnership to the general partners.

GBL reimburses GGCP for GGCP's incremental costs (but not the fixed costs) relating to GBL's use of an airplane in which GGCP owns a fractional interest. Mr. Gabelli's spouse has been employed by GBL since 1984 and has been his spouse since 2002.

CRITICAL ACCOUNTING POLICIES

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with U.S. generally accepted accounting principles. We base our estimates on historical experience, when available, and on other various assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions.

We believe the following critical assumptions and estimates are those applied to revenue recognition, the valuation of investments, goodwill and other long-lived intangibles, income taxes, stock based compensation accounting and the possible impact of Financial Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities."

REVENUE RECOGNITION

Advisory fees from the Mutual Funds and sub-advisory accounts are computed daily or weekly, advisory fees from the Separate Accounts are generally computed quarterly based on account values as of the beginning of a quarter, and Investment Partnership fees are computed either monthly or quarterly. Revenues from our Investment Partnerships also generally include an incentive allocation or fee of 20% of the economic profit, as defined, which is recorded as earned. The incentive allocation and fees may increase or decrease during the year as the profits of the product increase or decrease. Revenues may also include performance fees and fulcrum fees from certain Separate Accounts and closed-end funds based upon meeting or exceeding certain contractual investment return thresholds over a stipulated period of time. Performance and fulcrum fees are finalized and received when the contract period is completed.

INVESTMENTS

We hold investments in limited partnerships and offshore funds including affiliates, whose underlying assets consist mainly of marketable securities, which are accounted for using the equity method, under which we record our share of the earnings or losses into income as earned. While most of the underlying investments of these entities are publicly traded and have readily available market valuations, some of their investments are non-publicly traded whose value may be difficult to determine. Investments are written down when management believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in an inability to recover the carrying value of the investment and thereby require an impairment charge to earnings.

GOODWILL AND OTHER LONG-LIVED INTANGIBLE ASSETS

Prior to the issuance of Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill and other long-lived intangible assets were amortized each year. The adoption of SFAS No. 142 at the beginning of 2002 eliminated the amortization of these assets and established requirements for having them tested for impairment at least annually. At November 30, 2004 management assessed the recoverability of goodwill and other intangible assets and determined that there was no impairment. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, it may result in an impairment charge for these assets to income.

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

RECENT ACCOUNTING DEVELOPMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, which rescinded SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt". Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item. As a result of the rescission, the criteria in APB Opinion No. 30 is used to classify gains and losses from debt extinguishments. Since the issuance of SFAS No. 4, the use of debt extinguishments has become a part of the risk management strategy of many companies, particularly those who participate in the secondary lending markets. Debt extinguishment no longer meets the criteria for classification as extraordinary items in APB Opinion No. 30. Accordingly, gains from the repurchase of our mandatory convertible securities in 2002, 2003 and 2004 of $613,000, $96,000 and $34,000, respectively, have been included in net gain from investments and not as an extraordinary item. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements in 2002, 2003 and 2004 and is not expected to have a material impact on future consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), which provides accounting, and disclosure requirements for certain guarantees. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We indemnify our clearing brokers for losses they may sustain from the customer accounts introduced by our broker-dealer subsidiaries. In accordance with New York Stock Exchange rules customer balances are typically collateralized by customer securities or supported by other recourse provisions. In addition, we further limit margin balances to a maximum of 25% versus 50% permitted under exchange regulations. At December 31, 2004 the total amount of customer balances subject to indemnification (i.e. margin debits) was immaterial. The Company also has entered into arrangements with various other third parties which provide for indemnification against losses, costs, claims and liabilities arising from the performance of their obligations under our agreement, except for gross negligence or bad faith. The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote. Utilizing the methodology in FIN 45, our estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the financial statements.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (R) (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. We expect to adopt Statement 123(R) on January 1, 2005. In light of our prospective adoption of the fair value recognition provisions of Statement 123(R) for all grants of employee stock options subsequent to January 1, 2002, the adoption of Statement 123(R) is not expected to have a material impact on future consolidated financial statements.

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

On December 24, 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of this Interpretation and to exempt certain entities from its requirements. Application by public entities, other than small business issuers, for all other types of variable interest entities was required in financial statements for periods ending after March 15, 2004.

While GBL is generally not subject to a majority of the risks of the VIEs, it may be determined, for certain entities, that we receive a majority of the expected residual returns based on the methodology for determining the primary beneficiary. Therefore, when implemented, the Interpretation may require consolidation of certain of our investment in partnerships and affiliates' assets and liabilities and results of operations with minority interest recorded for the ownership share applicable to other investors. The difference between consolidation and the equity method will impact detailed line items reported within the consolidated financial statements but not overall consolidated net income or stockholders' equity. Where consolidation is not required additional disclosures may be required.

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

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


GABELLI ASSET MANANAGEMENT INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
          Report of Independent Registered Public Accounting Firm......................  F-2
          Report of Independent Registered Public Accounting Firm on
            Effectiveness of Internal Control over Financial Reporting.................  F-3
          Management's Assessment of Internal Control over Financial Reporting ........  F-4


          CONSOLIDATED FINANCIAL STATEMENTS:
          Consolidated Statements of Income for the years ended
            December 31, 2002, 2003 and 2004...........................................  F-5
          Consolidated Statements of Financial Condition at December 31, 2003
            and 2004...................................................................  F-6
          Consolidated Statements of Stockholders' Equity for the years ended
            December 31, 2002, 2003 and 2004...........................................  F-7
          Consolidated Statements of Cash Flows for the years ended December
            31, 2002, 2003 and 2004....................................................  F-8
          Notes to Consolidated Financial Statements...................................  F-9


--------

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Gabelli Asset Management Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Gabelli Asset Management Inc. and Subsidiaries ("Gabelli") as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of Gabelli's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gabelli Asset Management Inc. and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gabelli Asset Management Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005, expressed an unqualified opinion thereon.




                                                               ERNST & YOUNG LLP


New York, New York
March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING


The Board of Directors and Stockholders
Gabelli Asset Management Inc. and Subsidiaries

We have audited management's assessment, included in the accompanying Management's Report, that Gabelli Asset Management Inc. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gabelli Asset Management Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Gabelli Asset Management Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gabelli Asset Management Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Gabelli Asset Management Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004, of Gabelli Asset Management Inc. and Subsidiaries and our report dated March 10, 2005, expressed an unqualified opinion thereon.




                                                               ERNST & YOUNG LLP

New York, New York
March 10, 2005

MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Gabelli Asset Management Inc.'s ("GBL") management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements. These consolidated financial statements and notes have been prepared in conformity with U.S. generally accepted accounting principles from accounting records which management believes fairly and accurately reflect GBL's operations and financial position. The consolidated financial statements include amounts based on management's best estimates and judgments considering currently available information and management's view of current conditions and circumstances.

Management is responsible for establishing and maintaining adequate internal control over financial reporting that is designed to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of GBL's internal control over financial reporting as of December 31, 2004, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2004, its systems of internal control over financial reporting is properly designed and operating effectively to achieve the criteria of the "Internal Control - Integrated Framework." Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements included in this annual report and has issued an audit report on management's assessment of GBL's internal control over financial reporting.





Mario J. Gabelli                      Michael R. Anastasio
Chairman and Chief Executive Officer  Vice President and Chief Financial Officer

March 10, 2005

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             2002          2003          2004
                                                          ----------    ----------    ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
Investment advisory and incentive fees ................   $  177,077    $  176,943    $  219,939
Commission revenue ....................................       13,883        12,863        15,573
Distribution fees and other income ....................       18,999        17,631        19,651
                                                          ----------    ----------    ----------
     Total revenues ...................................      209,959       207,437       255,163
                                                          ----------    ----------    ----------
EXPENSES

Compensation costs ....................................       80,387        89,169       104,091
Management fee ........................................        9,533         9,002        11,017
Distribution costs ....................................       14,979        16,096        20,004
Other operating expenses ..............................       15,398        18,456        20,983
                                                          ----------    ----------    ----------
     Total expenses ...................................      120,297       132,723       156,095
                                                          ----------    ----------    ----------
Operating income ......................................       89,662        74,714        99,068
                                                          ----------    ----------    ----------
OTHER INCOME (EXPENSE)

Net gain from investments .............................        1,353        15,610         5,627
Interest and dividend income ..........................        6,757         5,530        10,481
Interest expense ......................................      (11,977)      (14,838)      (16,027)
                                                          ----------    ----------    ----------
     Total other income (expense), net ................       (3,867)        6,302            81
                                                          ----------    ----------    ----------
Income before income taxes and minority interest.......       85,795        81,016        99,149
Income taxes ..........................................       32,259        30,339        36,097
Minority interest .....................................          224           833           493
                                                          ----------    ----------    ----------
Net income ............................................   $   53,312    $   49,844    $   62,559
                                                          ==========    ==========    ==========
Net income per share:
     Basic ............................................   $     1.77    $     1.66    $     2.11
                                                          ==========    ==========    ==========
     Diluted ..........................................   $     1.76    $     1.65    $     2.06
                                                          ==========    ==========    ==========

Weighted average shares outstanding:
     Basic ............................................       30,092        30,018        29,673
                                                          ==========    ==========    ==========
     Diluted ..........................................       30,302        32,081        31,804
                                                          ==========    ==========    ==========
     Dividends declared ...............................   $     0.00    $     0.02    $     1.76
                                                          ==========    ==========    ==========

                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         DECEMBER 31,
                                                                                   ------------------------
                                                                                      2003          2004
                                                                                   ----------    ----------
                                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS

Cash and cash equivalents, including restricted cash of $682 and $1,054.........   $  386,511    $  257,096
Investments in securities, including restricted securities of $102,132
     and $102,111 ..............................................................      231,400       292,350
Investments in partnerships and affiliates .....................................       64,012        89,339
Receivable from brokers ........................................................        1,232         5,539
Investment advisory fees receivable ............................................       21,565        26,567
Other receivables from affiliates ..............................................       14,547        13,169
Capital lease ..................................................................        2,199         1,953
Intangible assets ..............................................................        4,650         4,650
Other assets ...................................................................       10,395         8,309
                                                                                   ----------    ----------
     Total assets ..............................................................   $  736,511    $  698,972
                                                                                   ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers .............................................................   $    5,691    $      302
Income taxes payable ...........................................................       12,323         8,526
Capital lease obligation .......................................................        3,058         3,167
Compensation payable ...........................................................       25,552        27,645
Securities sold, not yet purchased .............................................          664         1,088
Dividends payable ..............................................................           --        17,302
Accrued expenses and other liabilities .........................................       18,487        17,585
                                                                                   ----------    ----------
     Total operating liabilities ...............................................       65,775        75,615
                                                                                   ----------    ----------

5.5% Senior notes ..............................................................      100,000       100,000
5% Convertible note ............................................................      100,000       100,000
Mandatory convertible securities ...............................................       84,030        82,308
                                                                                   ----------    ----------

     Total liabilities .........................................................      349,805       357,923

Minority interest ..............................................................        8,395         6,171

Stockholders' equity:
  Class A Common Stock, $.001 par value; 100,000,000 shares authorized;
     7,697,600 and 8,081,356 shares issued and outstanding, respectively .......            8             8
  Class B Common Stock, $.001 par value; 100,000,000 shares authorized;
     23,128,500 shares issued and outstanding, .................................           23            23
  Additional paid-in capital ...................................................      143,475       161,053
  Retained earnings ............................................................      257,266       268,519
  Accumulated other comprehensive gain  / (loss) ...............................        1,480           (53)
  Treasury stock, at cost (776,544 and 2,372,822 shares, respectively) .........      (23,941)      (94,672)
                                                                                   ----------    ----------
     Total stockholders' equity ................................................      378,311       334,878
                                                                                   ----------    ----------
     Total liabilities and stockholders' equity ................................   $  736,511    $  698,972
                                                                                   ==========    ==========

                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
                             (DOLLARS IN THOUSANDS)


                                                                                        ACCUMULATED
                                                                 ADDITIONAL                OTHER
                                                       COMMON     PAID-IN     RETAINED COMPREHENSIVE  TREASURY
                                                       STOCK      CAPITAL     EARNINGS  (LOSS)/GAIN    STOCK       TOTAL
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Balance at December 31, 2001 .....................   $      30   $ 126,001   $ 154,249   $    (168)  $  (4,815)  $ 275,297
                                                     ---------   ---------   ---------   ---------   ---------   ---------
  Comprehensive income:
    Net income ...................................          --          --      53,312          --          --      53,312
    Other comprehensive loss:
      Net unrealized losses on securities
        available for sale, net of management
        Fees and income tax benefit of $362 ......          --          --          --        (470)         --        (470)
                                                                                                                 ---------
    Total comprehensive income ...................                                                                  52,842
  Issuance of mandatory convertible securities....          --      (4,615)         --          --          --      (4,615)
  Purchase and retirement of mandatory
        convertible securities ...................          --         143          --          --          --         143
  Exercise of stock options including tax
        benefit ..................................           1      15,306          --          --          --      15,307
  Purchase of treasury stock .....................          --          --          --          --     (17,181)    (17,181)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Balance at December 31, 2002 .....................          31     136,835     207,561        (638)    (21,996)    321,793
                                                     =========   =========   =========   =========   =========   =========


  Comprehensive income:
    Net income ...................................          --          --      49,844          --          --      49,844
    Other comprehensive gain:
      Net unrealized gains on securities
        available for sale, net of management
        fees and income tax expense of $1,656 ....          --          --          --       2,118          --       2,118
                                                                                                                 ---------
    Total comprehensive income ...................                                                                  51,962
  Dividends paid .................................          --          --        (139)         --          --        (139)
  Stock based compensation expense ...............          --       1,506          --          --          --       1,506
  Purchase and retirement of mandatory
        convertible securities ...................          --          13          --          --          --          13
  Exercise of stock options including tax
        benefit ..................................          --       5,121          --          --          --       5,121
  Purchase of treasury stock .....................          --          --          --          --      (1,945)     (1,945)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Balance at December 31, 2003 .....................          31     143,475     257,266       1,480     (23,941)    378,311
                                                     =========   =========   =========   =========   =========   =========


  Comprehensive income:
    Net income ...................................          --          --      62,559          --          --      62,559
    Other comprehensive gain:
      Net unrealized losses on securities
        available for sale, net of management
        fees and income tax benefit of $1,198 ....          --          --          --      (1,533)         --      (1,533)
                                                                                                                 ---------
    Total comprehensive income ...................                                                                  61,026
  Dividends paid and declared ....................          --          --     (51,306)         --          --     (51,306)
  Stock based compensation expense ...............          --       1,819          --          --          --       1,819
  Purchase and retirement of mandatory
        convertible securities ...................          --          45          --          --          --          45
  Exercise of stock options including tax
        benefit ..................................          --       4,090          --          --          --       4,090
  Proceeds from early settlement of purchase
        contracts ................................          --      11,740          --          --          --      11,740
  Capitalized costs ..............................          --        (116)         --          --          --        (116)
  Purchase of treasury stock .....................          --          --          --          --     (70,731)    (70,731)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Balance at December 31, 2004 .....................   $      31   $ 161,053   $ 268,519   $     (53)  $ (94,672)  $ 334,878
                                                     =========   =========   =========   =========   =========   =========

                             See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEAR  ENDED DECEMBER 31
                                                                   --------------------------------------
                                                                      2002          2003          2004
                                                                   ----------    ----------    ----------
                                                                               (IN THOUSANDS)
OPERATING ACTIVITIES
Net income .....................................................   $   53,312    $   49,844    $   62,559
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
  Equity in earnings of partnerships and affiliates ............       (1,135)       (5,729)       (4,843)
  Depreciation and amortization ................................          897           967           980
  Stock based compensation expense .............................           --         1,506         1,819
  Deferred income taxes ........................................       19,882         1,079        (1,769)
  Tax benefit from stock options exercised .....................        4,488         1,223         1,064
  Minority interest in income of subsidiaries ..................          224           833           493
  Realized losses (gains) on available for sale securities .....           20           (31)         (101)
  Market value of donated securities ...........................          412            --            --
 (Increase) decrease in operating assets:
     Investments in securities .................................     (119,935)        1,774       (52,525)
     Investment advisory fees receivable .......................         (953)       (5,962)       (5,002)
     Other receivables from affiliates .........................        1,419        (4,107)        1,378
     Receivable from broker ....................................       (4,883)        3,686        (4,307)
     Other assets ..............................................       (4,230)       (1,269)        1,351
  Increase (decrease) in operating liabilities:
     Payable to broker .........................................        8,584       (11,447)       (5,389)
     Income taxes payable ......................................        3,521           771        (1,103)
     Compensation payable ......................................       (2,641)        6,716         2,366
     Securities sold, not yet purchased ........................        5,022        (4,358)          424
     Accrued expenses and other liabilities ....................       (2,351)        2,525          (790)
                                                                   ----------    ----------    ----------
Total adjustments ..............................................      (91,659)      (11,823)      (65,954)
                                                                   ----------    ----------    ----------
Net cash provided by (used in) operating activities ............      (38,347)       38,021        (3,395)
                                                                   ----------    ----------    ----------
INVESTING ACTIVITIES
Purchases of available for sale securities .....................       (1,237)      (55,851)      (11,656)
Proceeds from sales of available for sale securities ...........          735         1,949           600
Distributions from partnerships and affiliates .................       27,154        15,180        20,793
Investments in partnerships and affiliates .....................       (8,113)      (25,530)      (41,277)
                                                                   ----------    ----------    ----------
Net cash provided by (used in) investing activities ............       18,539       (64,252)      (31,540)
                                                                   ----------    ----------    ----------
FINANCING ACTIVITIES
Distributions to minority stockholders .........................         (273)           --        (2,718)
Proceeds from issuance of mandatory convertible securities .....       87,738            --            --
Repayment of note payable ......................................      (50,000)           --            --
Issuance of 5.5% Senior notes ..................................           --       100,000            --
Proceeds from exercise of stock options ........................       10,819         3,898         3,026
Dividends payable ..............................................           --            --        17,302
Dividends paid and declared ....................................           --          (139)      (51,306)
Purchase and retirement of mandatory convertible securities.....       (5,312)         (502)       (1,677)
Proceeds from early settlement of purchase contracts ...........           --            --        11,740
Capitalized costs ..............................................           --            --          (116)
Purchase of treasury stock .....................................      (17,181)       (1,945)      (70,731)
                                                                   ----------    ----------    ----------
Net cash provided by (used in) financing activities ............       25,791       101,312       (94,480)
                                                                   ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents ...........        5,983        75,081      (129,415)
Cash and cash equivalents at beginning of year .................      305,447       311,430       386,511
                                                                   ----------    ----------    ----------
Cash and cash equivalents at end of year .......................   $  311,430    $  386,511    $  257,096
                                                                   ==========    ==========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest .........................................   $   11,908    $   15,116    $   16,662
                                                                   ----------    ----------    ----------
Cash paid for income taxes .....................................   $    4,464    $   27,345    $   37,881
                                                                   ----------    ----------    ----------
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Securities reclassified to available for sale ..................   $       --    $    3,788    $       --
                                                                   ----------    ----------    ----------

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

On February 17, 1999, we completed our sale of 6 million shares of class A common stock in the Offering and received proceeds, after fees and expenses, of approximately $96 million. Immediately after the Offering, GFI owned 80% of the outstanding common stock of Gabelli. In addition, with the completion of the Offering, we became a "C" Corporation for Federal and state income tax purposes and are subject to substantially higher income tax rates.

The accompanying consolidated financial statements include the assets, liabilities and earnings of:

   o  Gabelli; and
   o Our wholly-owned subsidiaries: Gabelli Funds, LLC ("Funds Adviser"), GAMCO Investors, Inc. ("GAMCO"), Gabelli Asset Management (UK) Limited, Gabelli Fixed Income, Inc. ("Fixed Income") and its subsidiaries; and
   o Our majority-owned or majority-controlled subsidiaries: Gabelli Securities, Inc. ("GSI") and its subsidiaries and Gabelli Advisers, Inc. ("Advisers").

At December 31, 2002, 2003 and 2004, we owned approximately 92% of GSI and had a 51% voting interest in Advisers (41% economic interest.) All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NATURE OF OPERATIONS

GAMCO, Funds Adviser, Gabelli Fixed Income LLC ("Fixed Income LLC), a majority-owned subsidiary of Fixed Income, and Advisers are registered investment advisors under the Investment Advisers Act of 1940. Gabelli & Company, Inc. ("Gabelli & Company") and Gabelli Direct, Inc. ("Gabelli Direct"), both wholly-owned subsidiaries of GSI, and Gabelli Fixed Income Distributors, Inc. ("Fixed Income Distributors"), a wholly-owned subsidiary of Fixed Income LLC, are registered broker-dealers with the Securities and Exchange Commission ("SEC") and are members of the National Association of Securities Dealers, Inc. ("NASD"). Gabelli & Company acts as an introducing broker and all transactions for its customers are cleared through New York Stock Exchange member firms on a fully disclosed basis. Accordingly, open customer transactions are not reflected in the accompanying consolidated statements of financial condition. Gabelli & Company is exposed to credit losses on these open positions in the event of nonperformance by its customers. This exposure is reduced by the clearing brokers' policy of obtaining and maintaining adequate collateral until the open transaction is completed. Gabelli Direct and Fixed Income Distributors do not currently have any customers.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 2004, approximately $1.1 million of cash and cash equivalents was held as part of the collateral to secure a $102.5 million letter of credit originally issued August 14, 2002, in favor of the holder of the $100 million 5% convertible note. The $102.5 million letter of credit is due to expire on April 9, 2005.

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

At December 31, 2004, approximately $102.1 million of investments in securities were held as collateral to secure a $102.5 million letter of credit originally issued August 14, 2002 in favor of the holder of the $100 million 5% convertible note. The $102.5 million letter of credit is due to expire on April 9, 2005.

Securities sold, but not yet purchased are recorded at trade date, stated at quoted market values and represent obligations of Gabelli to purchase the securities at prevailing market prices. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amounts recorded on the consolidated statements of financial condition. The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the sales commitments.

INVESTMENTS IN PARTNERSHIPS AND AFFILIATES

Investments in partnerships and affiliates, whose underlying assets consist mainly of marketable securities, are accounted for using the equity method under which our share of net earnings or losses of these partnerships and affiliated entities is reflected in income as earned, capital contributions are recorded when paid, and distributions received are reductions of the investments. Investments in partnerships and affiliates for which market values are not readily available are stated at their estimated fair values as determined by our management.

RECEIVABLES FROM AND PAYABLES TO BROKERS

Receivables from and payables to brokers consist of amounts arising primarily from the purchases and sales of securities.

REVENUE RECOGNITION

Investment advisory and distribution fees are based on predetermined percentages of the market values of the portfolios under management and are recognized as revenues as the related services are performed. Investment advisory and distribution fees from the open-end and closed-end mutual funds ("Mutual Funds") are computed on average daily net assets and charged to the Funds monthly. Advisory fees earned from institutional and high net worth separate accounts ("Separate Accounts") are generally computed quarterly based on account values as of the end of the preceding quarter. Performance fees are based upon either the absolute gain in a portfolio or the amount in excess of a specific benchmark index or indices and recognized when earned.

DISTRIBUTION COSTS

We incur certain promotion and distribution costs, which are expensed as incurred, principally related to the sale of shares of open-end mutual funds, shares sold in the initial public offerings of our closed-end funds, and after-market support services related to our closed-end funds. Distribution costs relating to closed-end funds were approximately $298,000 and $4,365,000 for 2003 and 2004, respectively.

DIVIDENDS AND INTEREST INCOME AND INTEREST EXPENSE

Dividends are recorded on the ex-dividend date. Interest income and interest expense are accrued as earned or incurred.

DEPRECIATION AND AMORTIZATION

Fixed assets, which are included in other assets, are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements, which are included in other assets, are recorded at cost and amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter. Property under our capital lease is amortized using the straight-line method over the life of the lease.

INTANGIBLE ASSETS

Intangible assets consist primarily of the cost in excess of net assets acquired (i.e. goodwill). Goodwill and other intangible assets are deemed to have indefinite lives and, therefore, are not subject to amortization, but are instead reviewed at least annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets".

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount of all assets and liabilities, other than intangible assets and fixed assets, in the consolidated statements of financial condition approximate their fair values.

EARNINGS PER SHARE

Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic net income per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding in the period.

Diluted net income per share, in addition to the weighted average determined for basic net income per share, includes common stock equivalents which would arise from the exercise of stock options using the treasury stock method and, if dilutive, assumes the conversion of our convertible note for the period outstanding since its issuance in August 2001. An average of 210,000, 141,000 and 208,000 incremental shares were included as the dilutive effect of stock options in 2002, 2003 and 2004, respectively. In 2002 the assumed conversion of the convertible note would be anti-dilutive and, accordingly, has not been included in computing diluted net income per share. In 2003 net income is adjusted for interest expense, net of management fees and taxes, of $3,157,000 and the weighted average shares outstanding includes 1,923,000 incremental shares as the convertible note had a dilutive effect. In 2004 net income is adjusted for interest expense, net of management fees and taxes, of $2,862,000 and the weighted average shares outstanding includes 1,923,000 incremental shares as the convertible note had a dilutive effect.

STOCK BASED COMPENSATION

We currently sponsor stock option plans previously adopted and approved by our shareholders as a means to attract, retain and motivate employees. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 in accordance with the transition and disclosure provisions under the recently issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure". Previously we had elected to use the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense was recognized where the exercise price equaled or exceeded the market price of the underlying stock on the date of grant. In 2004, we have recognized $1,819,000 in option expense. Refer also to Note F.

BUSINESS SEGMENTS

We operate predominantly in one business segment, the investment advisory and asset management industry.

RECLASSIFICATIONS

Certain prior period amounts reflect reclassifications to conform to the current year's presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, which rescinded SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt". Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item. As a result of the rescission, the criteria in APB Opinion No. 30 is used to classify gains and losses from debt extinguishments. Since the issuance of SFAS No. 4, the use of debt extinguishments has become a part of the risk management strategy of many companies, particularly those who participate in the secondary lending markets. Debt extinguishment no longer meets the criteria for classification as extraordinary items in APB Opinion No. 30. Accordingly, gains from the repurchase of our mandatory convertible securities in 2002, 2003 and 2004 of $613,000, $96,000 and $34,000, respectively, have been included in net gain from investments and not as an extraordinary item. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements in 2002, 2003 and 2004 and is not expected to have a material impact on future consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), which provides accounting, and disclosure requirements for certain guarantees. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We indemnify our clearing brokers for losses they may sustain from the customer accounts introduced by our broker-dealer subsidiaries. In accordance with New York Stock Exchange rules customer balances are typically collateralized by customer securities or supported by other recourse provisions. In addition, we further limit margin balances to a maximum of 25% versus 50% permitted under exchange regulations. At December 31, 2004 the total amount of customer balances subject to indemnification (i.e. margin debits) was immaterial. The Company also has entered into arrangements with various other third parties which provide for indemnification against losses, costs, claims and liabilities arising from the performance of their obligations under our agreement, except for gross negligence or bad faith. The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote. Utilizing the methodology in FIN 45, our estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the financial statements.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (R) (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. We expect to adopt Statement 123(R) on January 1, 2005. In light of our prospective adoption of the fair value recognition provisions of Statement 123(R) for all grants of employee stock options subsequent to January 1, 2002, the adoption of Statement 123(R) is not expected to have a material impact on future consolidated financial statements.

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

On December 24, 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of this Interpretation and to exempt certain entities from its requirements. Application by public entities, other than small business issuers, for all other types of variable interest entities was required in financial statements for periods ending after March 15, 2004.

While Gabelli is generally not subject to a majority of the risks of the VIEs, it may be determined, for certain entities, that we receive a majority of the expected residual returns based on the methodology for determining the primary beneficiary. Therefore, when implemented, the Interpretation may require consolidation of certain of our investment in partnerships and affiliates' assets and liabilities and results of operations with minority interest recorded for the ownership share applicable to other investors. The difference between consolidation and the equity method will impact detailed line items reported within the consolidated financial statements but not overall consolidated net income or stockholders' equity. Where consolidation is not required, additional disclosures may be required. Financial information pertaining to our investments in partnerships and affiliates is presented in Note C.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. Under SFAS No. 150, certain financial instruments shall be classified as a liability on the issuer's financials statements. The Company has adopted this statement, which did not have a material impact on the Company's financial statements.

B.  INVESTMENTS IN SECURITIES

Investments in securities at December 31, 2003 and 2004 consisted of the following:

                                                                  2003                       2004
                                                                  ----                       ----
                                                                        MARKET                      MARKET
                                                            COST         VALUE         COST          VALUE
                                                         ---------     ---------     ---------     ---------
                                                                            (IN THOUSANDS)
          Trading securities:
          U.S. Government obligations ..............     $ 103,412     $ 103,684     $ 148,344     $ 148,610
          Common stocks ............................        10,204        11,584        12,406        14,509
          Mutual funds .............................        41,806        42,415        50,774        51,560
          Preferred stocks .........................          --            --             497           585
          Other investments ........................         2,425         6,297           543         1,241
                                                         ---------     ---------     ---------     ---------
          Total trading securities .................       157,847       163,980       212,564       216,505
                                                         ---------     ---------     ---------     ---------

          Available for sale securities:
          Common stocks ............................        10,781        11,570        15,692        18,271
          Mutual funds .............................        52,829        55,850        59,075        57,574
                                                         ---------     ---------     ---------     ---------
          Total available for sale securities ......        63,610        67,420        74,767        75,845
                                                         ---------     ---------     ---------     ---------

          Total investments in securities ..........     $ 221,457     $ 231,400     $ 287,331     $ 292,350
                                                         =========     =========     =========     =========

At December 31, 2003 and 2004, the market value of investments available for sale was $67.4 million and $75.8 million, respectively. At December 31, 2003 and 2004, there were five and six holdings in loss positions, respectively. An unrealized holding gain, net of management fees and taxes, of $1.5 million in 2003 and an unrealized holding loss, net of management fees and taxes of $0.1 million in 2004 has been included in stockholders' equity. Proceeds from sales of investments available for sale were approximately $1.9 million and $0.6 million for the years ended December 31, 2003 and 2004, respectively. Realized gains on the sale of investments available for sale amounted to $0.2 million and $0.1 million and realized losses were $0.2 million in 2003. There were no realized losses in 2004.

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

C.  INVESTMENTS IN PARTNERSHIPS AND AFFILIATES

We are General Partner or co-General Partner of various limited partnerships whose underlying assets consist primarily of marketable securities. As General Partner or co-General Partner, we are contingently liable for all of the partnerships' liabilities. Summary financial information, including our carrying value and income from these partnerships at December 31, 2003 and 2004 and for the years then ended, is as follows (in thousands):

                                               2003           2004
                                               ----           ----
          Total assets ................     $  285,024     $  272,533
          Total liabilities ...........         52,447         65,754
          Equity ......................        232,577        206,779
          Net earnings ................         18,989         13,244
          Company's carrying value ....         30,575         25,722
          Company's income ............          3,635          2,047

Income from the above partnerships for the year ended December 31, 2002 was approximately $25,000.

Our income from these partnerships consists of our pro rata capital allocation and our share of a 20% incentive allocation from the limited partners. The general partners also receive an annual administrative fee based on a percentage of each partnership's net assets. For the years ended December 31, 2002, 2003 and 2004, we earned administrative fees of approximately $2,041,000, $2,259,000, and $2,029,000, respectively.

At December 31, 2003 and 2004, we had various limited partner interests in unaffiliated limited partnerships, offshore funds and other investments aggregating approximately $21,564,000 and $33,818,000, respectively. For the years ended December 31, 2002, 2003 and 2004, the net gains recorded by us in these investments approximated $423,000, $1,112,000, and $2,047,000, respectively.

At December 31, 2003 and 2004, we had investments in various affiliated offshore funds aggregating $11,873,000 and $29,780,000, respectively. As the investment manager, we earn an annual administrative fee based on a percentage of net assets and are entitled to an incentive fee based on the absolute gain in the portfolio. For the years ended December 31, 2002, 2003 and 2004, we earned administrative and incentive fees of $3,613,000, $4,718,000 and $3,871,000, respectively.

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

The provision (benefit) for income taxes for the years ended December 31, 2002, 2003 and 2004 consisted of the following:

                                       2002           2003            2004
                                    ----------     ----------      ----------
                                                 (IN THOUSANDS)
          Federal:
             Current ..........     $   10,284     $   24,915      $   31,778
             Deferred .........         17,027          1,108          (1,198)
          State and local:
             Current ..........          2,093          4,345           6,088
             Deferred .........          2,855            (29)           (571)
                                    ----------     ----------      ----------
                                    $   32,259     $   30,339      $   36,097
                                    ==========     ==========      ==========

Our effective tax rate for each of the years ended December 31, 2002, 2003 and 2004 was 37.6%, 37.4% and 36.4%, respectively. A reconciliation of the Federal statutory income tax rate to the effective tax rate is set forth below:

                                                              2002           2003           2004
                                                            --------       --------       --------
          Statutory Federal income tax rate ...........         35.0%          35.0%          35.0%
          State income tax, net of Federal benefit ....          3.7            3.4            3.6
          Other .......................................         (1.1)          (1.0)          (2.2)
                                                            --------       --------       --------
          Effective income tax rate ...................         37.6%          37.4%          36.4%
                                                            ========       ========       ========

Significant components of our deferred tax assets and liabilities were as follows:

                                                                      2003            2004
                                                                   ----------      ----------
           Deferred tax assets:                                          (IN THOUSANDS)
             Stock option expense ............................     $     --        $   (1,268)
             Deferred compensation ...........................           --            (2,298)
             Other ...........................................         (1,344)           (442)
                                                                   ----------      ----------
             Total deferred tax assets .......................         (1,344)         (4,008)
                                                                   ----------      ----------
          Deferred tax liabilities:
             Investments in securities available for sale ....          1,426             392
             Investments in securities and partnerships ......          2,677           3,721
             Other ...........................................            983             834
                                                                   ----------      ----------
             Total deferred tax liabilities ..................          5,086           4,947
                                                                   ----------      ----------

          Net deferred tax liabilities .......................     $    3,742      $      939
                                                                   ==========      ==========

E. DEBT

Debt consists of the following:

                                                       2003           2004
                                                    ----------     ----------

          5.5% Senior notes ...................     $  100,000     $  100,000
          5% Convertible note .................        100,000        100,000
          Mandatory convertible securities ....         84,030         82,308
                                                    ----------     ----------
          Total ...............................     $  284,030     $  282,308
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

5.5% SENIOR NOTES

On May 15, 2003, we issued 10-year, $100 million senior notes. The senior notes, due May 15, 2013, pay interest semi-annually at 5.5%.

CONVERTIBLE NOTE

On August 13, 2001, we issued a 10-year, $100 million convertible note to Cascade Investment LLC ("Cascade"). The convertible note, due August 14, 2011, paid interest semi-annually at 6.5% for the first year and 6% thereafter and was convertible into our class A common stock at $53 per share. In August 2003, the interest rate on the note was lowered to 5% and the conversion price was lowered by $1 per share to $52 per share. The note provides the holder with certain put rights, at par plus accrued interest, on April 1, 2005. If this note were converted, Cascade would own approximately 6% of our aggregate outstanding common stock.

On August 9, 2002, the Board of Directors authorized Gabelli to establish a collateral account consisting of cash or securities totaling $103 million, lowered to $102.5 million in August 2003, to secure a $102.5 million letter of credit in favor of Cascade. We have paid $79,000 in 2002, $234,000 in 2003, $282,000 in 2004 and expect to pay fees of approximately $63,000 in 2005 for the $102.5 million letter of credit which will expire April 9, 2005. At that time the collateral account will be closed and any cash or securities held will be available for general corporate use.

COMPANY OBLIGATIONS UNDER MANDATORY CONVERTIBLE SECURITIES

On February 6, 2002, we completed our public offering of 3.6 million mandatory convertible securities. The securities are listed on the New York Stock Exchange under the symbol "GBL.I". These securities initially consist of (a) a purchase contract under which the holder will purchase shares of our class A common stock on February 17, 2005 and (b) senior notes due February 17, 2007. In connection with the offering, we received $90,000,000 before underwriting and other expenses of approximately $3,100,000. For accounting purposes, the net present value of the purchase contract adjustments and their related offering costs, totaling $4.6 million, have been recorded as a reduction to additional paid in capital. Costs incurred in connection with the issuance of the senior notes have been capitalized as deferred financing costs and will be amortized as an adjustment to interest expense over the term of the notes. During 2002, 2003 and 2004, approximately $81,000, $93,000 and $95,000, respectively, have been amortized to interest expense.

The notes pay interest quarterly at a rate of 6% per year, which rate was reset on November 17, 2004 to 5.22%. Each purchase contract obligates its holder to purchase, on February 17, 2005, newly issued shares of our class A common stock. During December 2004, a holder of 469,600 purchase contracts purchased 252,456 shares of our class A common stock through early settlement. The total number of purchase contracts outstanding at December 31, 2004 was 2,822,700. The total number of shares to be issued will be between 1.5 million and 1.8 million, subject to adjustment in certain circumstances and depends upon the "applicable market value" at that date. The "applicable market value" is determined by taking the average of the closing price per share of our class A common stock on each of the twenty consecutive trading days ending on the third trading day immediately preceding February 17, 2005. At December 31, 2004, the Company would have had to issue approximately 1,517,000 shares to settle the purchase contracts.

In May 2002, the Board of Directors approved the repurchase of up to 200,000 shares of the mandatory convertible securities from time to time in the open market. On August 9, 2002, the Board of Directors increased the number of shares authorized to be repurchased by an additional 200,000. In May 2004, the Board of Directors increased the number of shares authorized to be repurchased by an additional 200,000. In August 2004, the Board of Directors changed the authorization to $25 million. Through December 31, 2004, we repurchased 307,700 shares at an average price of $22.54 per share and an aggregate cost of $6.9 million. In 2002, 2003 and 2004, a gain of approximately $613,000, $96,000 and $34,000, respectively, attributable to the extinguishment of the debt component of each mandatory convertible security repurchased has been included in net gain from investments.

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

A summary of the stock option activity for the years ended December 31, 2003 and 2004 is as follows:

                                                                     WEIGHTED AVERAGE
                                                          SHARES      EXERCISE PRICE
                                                        ----------    --------------
          Outstanding, December 31, 2002 ..........        615,406      $    20.21
          Granted .................................        633,000      $    28.96
          Forfeited ...............................        (73,500)     $    29.36
          Exercised ...............................       (225,256)     $    16.24
                                                        ----------
          Outstanding, December 31, 2003 ..........        949,650      $    26.27
          Granted .................................         40,000      $    39.65
          Forfeited ...............................        (59,025)     $    29.06
          Exercised ...............................       (131,300)     $    22.57
                                                        ----------
          Outstanding, December 31, 2004 ..........        799,325      $    27.34
                                                        ==========

          Shares available for future issuance
            at December 31, 2004 ..................      1,243,275
                                                        ==========

At December 31, 2003 and 2004 there were 211,444 and 212,431, respectively, exercisable outstanding stock options with a weighted average exercise price of $16.44 per share and $20.62 per share, respectively.

The weighted average estimated fair value of the options granted at their grant date using the Black-Scholes option-pricing model was as follows:

                                                    2002          2003          2004
                                                  --------      --------      --------
          Weighted average fair value of
             options granted: ...............     $  15.19      $  10.96      $  13.04

          Assumptions made:
             Expected volatility ............         39%           38%           33%
             Risk free interest rate ........        3.54%         2.99%         2.50%
             Expected life ..................      8 years       5 years       5 years
             Dividend yield .................         0%            0%           0.2%

The expected life reflected an estimate of the length of time the employees are expected to hold the options, including the vesting period, and is based, in part, on actual experience with other grants. The dividend yield for the February 18, 2003 and May 13, 2003 grants reflected the assumption that no or an immaterial payout would be made in the foreseeable future at that time. The dividend yield for the May 11, 2004 grant reflected the assumption that we would continue our current policy of a $0.02 per share quarterly dividend. The weighted average remaining contractual life of the outstanding options at December 31, 2004 was 7.34 years.

Prior to January 1, 2003, we applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock option plan. Accordingly, no compensation expense was recognized where the exercise price equals or exceeds the market price of the underlying stock on the date of grant.

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 in accordance with the transition and disclosure provisions under the recently issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure".

If we had elected for 2001 and 2002 to account for our stock options under the fair value method of SFAS No. 123 "Accounting for Stock Based Compensation," our net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                     2002           2003           2004
                                                  ----------     ----------     ----------
          Net income (in thousands):
            As reported .....................     $   53,312     $   49,844     $   62,559
            Pro forma .......................     $   52,614     $   49,414     $   62,473

          Net income per share - Basic
            As reported .....................     $     1.77     $     1.66     $     2.11

            Pro forma .......................     $     1.74     $     1.65     $     2.11


          Net income per share - Diluted
            As reported .....................     $     1.76     $     1.65     $     2.06

            Pro forma .......................     $     1.73     $     1.64     $     2.06

STOCK REPURCHASE PROGRAM

In 1999, the Board of Directors established the Stock Repurchase Program through which we have been authorized to purchase up to $9 million of our class A common stock. We completed the Stock Repurchase Program during the first quarter of 2001 and on March 2, 2001 the Board of Directors authorized the repurchase of an additional $3 million of our class A common stock. On September 17, 2001, the Board of Directors raised the amount authorized to repurchase shares to $10 million. In 2002, the Board of Directors raised the amount authorized by $5 million in July and an additional $10 million in December. In 2004, the Board of Directors raised the amount authorized by $12 million in May, an additional $25 million in August and by an additional 1 million shares in October. In addition, the Board of Directors also authorized $25 million to be used for an accelerated stock repurchase program. We also repurchased 300,000 shares of our class B common stock held by GGCP, our parent, which was converted to class A common stock in December 2002 at $28.20 per share and an aggregate cost of $8.46 million. The repurchase of these shares are not included in determining the total dollars available under the Stock Repurchase Program. In 2003 and 2004 we repurchased 56,922 and 1,596,277 shares at an average price of $34.20 per share and $44.29 per share, respectively. There remain approximately 944,000 shares available under this program, exclusive of any ASR authorization, at December 31, 2004. Under the program, we have repurchased 2,473,626 shares at an average price of $37.37 per share and an aggregate cost of $92.4 million through December 31, 2004.

In November 2004, we entered into an accelerated stock repurchase program ("ASR") whereby we repurchased 400,000 shares of stock from an investment bank for approximately $18.8 million. The ASR permits us to repurchase the shares immediately, while the investment bank will purchase the shares in the market over time. The 400,000 shares repurchased under the agreement are subject to a future contingent price adjustment based on the actual prices paid by the investment bank to purchase our stock in the market over time. At December 31, 2004, the investment bank had purchased 203,500 shares resulting in a contingent purchase liability of approximately $120,000 for the Company. There remains approximately $6.2 million authorized for future purchases under ASRs.

DIVIDENDS

During 2003, we paid dividends of $0.02 per share to all class A shareholders totaling $138,537. During 2004, we paid dividends of $1.16 per share to class A and class B shareholders totaling $33,600,810. Our Board of Directors also declared a special dividend of $0.60 per share in November 2004 which was payable on January 18, 2005 to all shareholders of record on January 3, 2005.

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

G.  CAPITAL LEASE

We lease office space from an entity controlled by members of the Chairman's family. We have recorded a capital lease asset and liability for the fair value of the leased property. Amortization of the capital lease obligation is computed on the interest rate method while the leased property is depreciated utilizing the straight-line method over the term of the lease, which expires on April 30, 2013. The lease provides that all operating expenses relating to the property (such as property taxes, utilities and maintenance) are to be paid by the lessee, Gabelli. Accumulated amortization on the leased property was approximately $1,501,000 and $1,747,000 at December 31, 2003 and 2004,
respectively.

Future minimum lease payments for this capitalized lease at December 31, 2004 are as follows:

                                                   (IN THOUSANDS)
         2005....................................     $    802
         2006....................................          765
         2007....................................          765
         2008....................................          765
         2009....................................          765
         Thereafter..............................        2,550
                                                      --------
         Total minimum obligations...............        6,412
         Interest................................        3,231
                                                      --------
         Present value of net obligations........     $  3,181
                                                      ========

Lease payments under this agreement amounted to approximately $756,000 and $772,000 for each of the years ended December 31, 2003 and 2004, respectively. Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $619,000, of which approximately $320,000 is due from an affiliated entity. Total minimum obligations exclude the operating expenses to be borne by us, which are estimated to be approximately $675,000 per year.

H.  COMMITMENTS

We rent office space under leases which expire at various dates through May 2008. Future minimum lease commitments under these operating leases as of December 31, 2004 are as follows:

                          (IN THOUSANDS)
          2005.........      $   576
          2006.........          480
          2007.........          218
          2008.........           20
          Thereafter...            -
                             -------
                             $ 1,294
                             =======

Equipment rentals and occupancy expense amounted to approximately $1,165,000, $1,143,000 and $1,752,000, respectively, for the years ended December 31, 2002, 2003 and 2004.

I.  RELATED PARTY TRANSACTIONS

We serve as the investment advisor for the Funds and earn advisory fees based on predetermined percentages of the average net assets of the Funds. In addition, Gabelli & Company has entered into distribution agreements with each of the Funds. As principal distributor, Gabelli & Company incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a fee from the Funds or reimbursement from the investment advisor. Gabelli & Company earns a majority of its commission revenue from transactions executed on behalf of clients of affiliated companies. Advisory and distribution fees receivable from the Funds were approximately $15,135,000 and $17,330,000 at December 31, 2003 and 2004, respectively.

We had an aggregate investment in the Funds of approximately $475,384,000 and $363,518,000 at December 31, 2003 and 2004, respectively, of which approximately $378,637,000 and $254,614,000 was invested in money market mutual funds, included in cash and cash equivalents, at December 31, 2003 and 2004, respectively.

Prior to the Reorganization, we were required to pay the Chairman a management fee, which was equal to 20% of the pretax profits of each of our operating divisions before consideration of this management fee. Immediately preceding the Offering and in conjunction with the Reorganization, Gabelli and our Chairman entered into an Employment Agreement. Under the Employment Agreement, we will pay the Chairman 10% of our aggregate pre-tax profits while he is an executive of Gabelli and devoting the substantial majority of his working time to the business of Gabelli. The Employment Agreement further provided that we pay the Chairman $50 million on January 2, 2002. The management fee was approximately $9,533,000, $9,002,000, and $11,017,000 for the years ended December 31, 2002,
2003 and 2004, respectively. The Chairman also earned portfolio management compensation and account executive fees of approximately $28,453,000, $29,641,000, and $43,961,000, respectively, for the years ended December 31, 2002, 2003 and 2004, which have been included in compensation costs.

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

In connection with the registration of our subsidiary, Gabelli Asset Management
(UK) Limited with the Financial Services Authority, we are required to maintain a minimum Liquid Capital Requirement of (pound)267,000, ($514,000 at December 31, 2004) and an Own Funds Requirement of (euro)50,000 ($68,000 at December 31,
2004). We have consistently met or exceeded these requirements.

K.  ADMINISTRATION FEES

We have entered into administration agreements with other companies (the "Administrators"), whereby the Administrators provide certain services on behalf of several of the Funds and Investment Partnerships. Such services do not include the investment advisory and portfolio management services provided by Gabelli. The fees are negotiated based on predetermined percentages of the net assets of each of the Funds.

L.  PROFIT SHARING PLAN AND INCENTIVE SAVINGS PLAN

We have a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all employees. Company contributions to the plans are determined annually by the Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. We accrued contributions of approximately $50,000, $63,000 and $62,000, to the plans for the years ended December 31, 2002, 2003 and 2004, respectively.

M.  DERIVATIVE FINANCIAL INSTRUMENTS

In 2002, our trading activities included transactions in domestic equity index futures contracts and foreign currency contracts. These financial instruments represent future commitments to purchase or sell an underlying index or currency for specified amounts at specified future dates. Such contracts create off-balance sheet risk for us as the future satisfaction of these contracts may be for amounts in excess of the amounts recognized in the consolidated statements of financial condition.

In connection with these activities, we had gains of approximately $122,000, during the year ended December 31, 2002. There were no gains or losses for the years ended December 31, 2003 and 2004. Such gains and losses were reflected as part of net gain from investments in the consolidated statements of operations.

N.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 2004 and 2003 is presented below.

                                                                         2004 QUARTER
                                               ----------------------------------------------------------------------
(in thousands, except per share data)              1ST            2ND            3RD            4TH         FULL YEAR
                                                   ---            ---            ---            ---         ---------
Revenues .................................     $   63,539     $   60,204     $   57,237     $   74,183     $  255,163
Operating income .........................         25,277         24,434         21,951         27,406         99,068
Net income ...............................         16,071         13,918         13,031         19,539         62,559
Net income per share:
   Basic .................................           0.53           0.47           0.44           0.67           2.11
   Diluted ...............................           0.52           0.46           0.43           0.65           2.06

                                                                         2003 QUARTER (a)
                                               ----------------------------------------------------------------------

Revenues .................................     $   46,053     $   47,956     $   51,823     $   61,605     $  207,437
Operating income .........................         16,340         16,405         19,403         22,566         74,714
Net income ...............................          9,327         11,557         12,302         16,658         49,844
Net income per share:
   Basic .................................           0.31           0.38           0.41           0.55           1.66
   Diluted ...............................           0.31           0.38           0.41           0.54           1.65

(a) Results for the fourth quarter 2003 included a $1.8 million gain from the partial harvesting of a $100,000 venture capital investment made in 2001.

O.  OTHER MATTERS

Gabelli Asset Management Inc. and certain of its subsidiaries have received subpoenas from the Attorney General of the State of New York and the SEC requesting information on mutual fund share trading practices. Gabelli is responding to these requests and does not believe that these matters will have a material adverse effect on Gabelli's financial position or the results of its operations.

P.  SUBSEQUENT EVENTS

On January 18, 2005, the Company paid a special dividend of $0.60 per share to all of its Class A and Class B shareholders of record on January 3, 2005.

On February 10, 2005, the Company announced the Board of Directors declared a regular quarterly dividend of $0.02 per share to all of its Class A and Class B shareholders, payable on March 28, 2005 to shareholders of record on March 14, 2005.

On February 14, 2005, the Company announced the Board of Directors authorized a plan to file a "shelf" registration statement on Form S-3. The shelf process will enable Gabelli to sell any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount to $400 million. This authorization is in addition to the remaining $120 million available under Gabelli's "shelf" registration filed in 2001.

During February 2005, the Board of Directors approved a corporate name change to GAMCO Investors, Inc., which is subject to shareholder approval at Gabelli's annual meeting of shareholders on May 10, 2005. The Company's ticker symbol on the New York Stock Exchange will remain GBL. Additionally, our existing subsidiary named GAMCO Investors, Inc. will be renamed.

On February 17, 2005, the Company issued approximately 1,517,000 shares of class A common stock in settlement of the 2,822,700 purchase contracts issued pursuant to its mandatory convertible securities resulting in proceeds of $70.6 million to the Company. The settlement rate of 0.5376 was determined based on the average closing price per share of class A common stock for the twenty consecutive trading days ending February 14, 2005.

On March 1, 2005, the Company announced an agreement with Cascade Investment, L.L.C. to amend the terms of the convertible note issued by Gabelli. The new terms extend the exercise date of Cascade's put option to September 15, 2006, reduce the principal of the convertible note to $50 million from $100 million and remove limitations on the issuance of additional debt. In connection with this amendment, Gabelli will repurchase $50 million of the principal of the convertible note on April 1, 2005. Effective April 1, 2005, the $102.5 million letter of credit will be reduced to $51.3 million and extended to September 22, 2006. The Company expects to pay total fees of approximately $160,000 relating to the letters of credit for 2005 versus $282,000 in 2004.

The Company has repurchased 8,800 shares at an average investment of $44.84 per share as of March 1, 2005. This brings the remaining authorization under the stock repurchase program to approximately 935,000 shares at March 1, 2005.

As of March 1, 2005, the investment bank had purchased 290,900 shares relating to the ASR of which 87,400 were purchased in 2005 reducing the contingent purchase liability to approximately $57,000.

During January 2005, one of the companies within GSI's proprietary investment portfolio completed an initial public offering. As a result, the market value of the investment has increased from December 31, 2004 by approximately $2.5 million as of March 1, 2005. This investment is held as available for sale and the resulting change in market value will be reflected in stockholders' equity in 2005.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:     CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART III

ITEM 10:     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors and Executive Officers of GBL and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the sections captioned "Election of Directors", "Information Regarding Executive Officers", "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2004 Annual Meeting of Shareholders (the "Proxy Statement").

GBL has adopted a Code of Business Conduct that applies to all of our officers, directors, full-time and part-time employees and a Code of Conduct that sets forth additional requirements for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (together, the "Codes of Conduct"). The Codes of Conduct are posted on our website (www.gabelli.com) and available in print free of charge to any shareholder who requests a copy. Interested parties may address a written request for a printed copy of the Codes of Conduct to: Secretary, Gabelli Asset Management Inc., One Corporate Center, Rye, New York 10580-1422. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Codes of Conduct by posting such information on our website.

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2004 Annual Meeting, GBL also submitted to the New York Stock Exchange ("NYSE") a certification by its Chief Executive Officer that he is not aware of any violations by GBL of the NYSE corporate governance listing standards as of the date of the certification.

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

ITEM 14:     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Independent Registered Public Accounting Firm" in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

                (1) Consolidated Financial Statements and Independent Registered
                    Public Accounting Firm's Report included herein:

                    See Index on page F-1

                (2) Financial Statement Schedules:

                    Financial statement schedules are omitted as not required or not applicable or because the information is included in the Financial Statements or notes thereto.

                (3) List of Exhibits:

EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT
------          ----------------------

3.1      --     Restated Certificate of Incorporation of the Company.
                (Incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No.
                333-51023) filed with the Securities and Exchange Commission on
                February 10, 1999).
3.2      --     Amended Bylaws of the Company. (Incorporated by reference to
                Exhibit 3.4 to Amendment No. 4 to the Company's Registration
                Statement on Form S-1 (File No. 333-51023) filed with the
                Securities and Exchange Commission on February 10, 1999).
4.1      --     Specimen of class A common stock Certificate. (Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company's
                Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on January 29,
                1999).
4.2      --     Convertible Promissory Note, dated August 14, 2001, of the
                Company (Incorporated by reference to Exhibit 99.4 to the
                Company's Report on Form 8-K dated March 1, 2005 filed with the
                Securities and Exchange Commission on March 2, 2005).
4.3      --     Indenture, dated as of February 6, 2002, between Gabelli Asset
                Management Inc. and The Bank of New York, as Trustee.
                (Incorporated by reference to Exhibit 4.1 to the Company's
                Report on Form 8-K dated February 8, 2002 filed with the
                Securities and Exchange Commission on February 8, 2002).
4.4      --     First Supplemental Indenture, dated as of February 6, 2002, between Gabelli Asset Management Inc. and The Bank of New York,
                as Trustee. (Incorporated by reference to Exhibit 4.2 to the
                Company's Report on Form 8-K dated February 8, 2002 filed with the Securities and Exchange Commission on February 8, 2002).
4.5      --     Form of Note (included in Exhibit 4.4). (Incorporated by
                reference to Exhibit 4.3 to the Company's Report on Form 8-K dated February 8, 2002 filed with the Securities and Exchange
                Commission on February 8, 2002).
10.1     --     Management Services Agreement between the Company and GFI dated as of February 9, 1999. (Incorporated by reference to Exhibit
                10.1 to Amendment No. 4 to the Company's Registration Statement
                on Form S-1 (File No. 333-51023) filed with the Securities and
                Exchange Commission on February 10, 1999).
10.2     --     Tax Indemnification Agreement between the Company and GFI.
                (Incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No.
                333-51023) filed with the Securities and Exchange Commission on
                February 10, 1999).
10.3     --     Gabelli Asset Management Inc. 1999 Stock Award and Incentive
                Plan. (Incorporated by reference to Exhibit 10.4 to Amendment
                No. 4 to the Company's Registration Statement on Form S-1 (File
                No. 333-51023) filed with the Securities and Exchange Commission on February 10, 1999).
10.4     --     Gabelli Asset Management Inc. 1999 Annual Performance Incentive
                Plan. (Incorporated by reference to Exhibit 10.5 to Amendment
                No. 4 to the Company's Registration Statement on Form S-1 (File
                No. 333-51023) filed with the Securities and Exchange Commission on February 10, 1999).

10.5     --     Gabelli Asset Management Inc. 2002 Stock Award and Incentive
                Plan (Incorporated by reference to Exhibit A to the Company's definitive proxy statement on Schedule 14A filed with the
                Securities and Exchange Commission on April 30, 2002).
10.6     --     Employment Agreement between the Company and Mario J. Gabelli.
                (Incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No.
                333-51023) filed with the Securities and Exchange Commission on
                February 10, 1999).
10.7     --     Registration Rights Agreement, dated August 14, 2001, between the Company and Cascade Investment LLC. (Incorporated by
                reference to Exhibit 4.1 to the Company's Form 10-Q/A for the
                quarter ended September 30, 2001 filed with the Securities and
                Exchange Commission on November 16, 2001).
10.8     --     Note Purchase Agreement, dated as of August 10, 2001, by and among Cascade Investment LLC, a Washington limited liability company, Gabelli Asset Management Inc., a New York corporation,
                Mario J. Gabelli, Gabelli Group Capital Partners, Inc., a New
                York corporation, and Rye Holdings, Inc., a New York
                corporation, and Rye Capital Partners, Inc., a Delaware
                corporation (Incorporated by reference to Exhibit 1.1 to the
                Company's Form 10-Q/A for the quarter ended September 30, 2001, filed with the Securities and Exchange Commission on November
                16, 2001), as amended by the Third Amendment, dated as of
                February 28, 2005 (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K dated March 1, 2005 filed with the Securities and Exchange Commission on March 2, 2005).
12.1     --     Computation of Ratios of Earnings to Fixed Charges.
21.1     --     Subsidiaries of the Company.
23.1     --     Consent of Independent Registered Public Accounting Firm
24.1     --     Powers of Attorney (included on page II-3 of this Report).
31.1     --     Certification of CEO pursuant to Rule 13a-14(a).
31.2     --     Certification of CFO pursuant to Rule 13a-14(a).
32.1     --     Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002.
32.2     --     Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of
                2002.
-------------------


    (B) REPORTS ON FORM 8-K:

We filed the following Current Reports on Form 8-K during the three months ended December 31, 2004.

               1. Current Report on Form 8-K dated October 5, 2004 containing the press release disclosing our preliminary estimates for the third quarter ended September 30, 2004.
               2. Current Report on Form 8-K/A dated October 6, 2004 containing the press release disclosing our preliminary estimates for the third quarter ended September 30, 2004.
               3. Current Report on Form 8-K dated October 25, 2004 containing the press release disclosing our operating results for the third quarter ended September 30,2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on March 12, 2005.
                                   GABELLI ASSET MANAGEMENT INC.

                                   By: /s/   Michael R. Anastasio
                                      -------------------------------------
                                   Name:  Michael R. Anastasio
                                   Title:    Chief Financial Officer

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

         SIGNATURE                                   TITLE                      DATE
         ---------                                   -----                      ----
/s/    Mario J. Gabelli                     Chairman of the Board,              March 16, 2005
------------------------------------        Chief Executive Officer
        Mario J. Gabelli                    and Chief Investment Officer
                                            (Principal Executive Officer)

/s/    Michael R. Anastasio                 Chief Financial Officer             March 16, 2005
------------------------------------        (Principal Financial Officer and
        Michael R. Anastasio                Principal Accounting Officer)

/s/    Edwin L. Artzt                       Director                            March 16, 2005
------------------------------------
        Edwin L. Artzt

/s/    Raymond C. Avansino                  Director                            March 16, 2005
------------------------------------
        Raymond C. Avansino

/s/    John C. Ferrara                      Director                            March 16, 2005
------------------------------------
        John C. Ferrara

/s/    John D. Gabelli                      Director                            March 16, 2005
------------------------------------
        John D. Gabelli

/s/    Alan C. Heuberger                    Director                            March 16, 2005
------------------------------------
        Alan C. Heuberger

/s/    Robert S. Prather                    Director                            March 16, 2005
------------------------------------
        Robert S. Prather

/s/    Karl Otto Pohl                       Director                            March 16, 2005
------------------------------------
        Karl Otto Pohl

/s/    Frederic V. Salerno                  Director                            March 16, 2005
------------------------------------
        Frederic V. Salerno

/s/    Vincent S. Tese                      Director                            March 16, 2005
------------------------------------
        Vincent S. Tese
