Form 10-Q
period 2005-03-31
GABELLI ASSET MANAGEMENT INC
filed 2005-05-10
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission File No. 1-106

GABELLI ASSET MANAGEMENT INC.
(Exact name of Registrant as specified in its charter)

New York	13-4007862
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Corporate Center, Rye, New York	10580
(Address of principal executive offices)	(Zip Code)

(914)921-3700
Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at April 30, 2005
Class A Common Stock, .001 par value	6,990,692
Class B Common Stock, .001 par value	23,128,500

INDEX

GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations:
– Three months ended March 31, 2004 and 2005

Condensed Consolidated Statements of Financial Condition:
– December 31, 2004 (Audited)
– March 31, 2004
– March 31, 2005

Condensed Consolidated Statements of Stockholders’ Equity and
Comprehensive Income:
– Three months ended March 31, 2004 and 2005

Condensed Consolidated Statements of Cash Flows:
– Three months ended March 31, 2004 and 2005

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosures about Market Risk)

Item 4.	Controls and Procedures

PART II.    OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2004	2005

Revenues Investment advisory and incentive fees	$53,928	$53,931
Commission revenue	4,284	2,465
Distribution fees and other income	5,327	5,135
Total revenues	63,539	61,531
Expenses Compensation and related costs	25,944	26,353
Management fee	2,836	2,255
Distribution costs	4,589	6,213
Other operating expenses	4,893	6,556
Total expenses	38,262	41,377

Operating income	25,277	20,154
Other income (expense) Net gain (loss) from investments	2,610	595
Interest and dividend income	1,680	3,472
Interest expense	(4,046)	(3,929)
Total other income (expense), net	244	138
Income before income taxes and minority interest	25,521	20 292
Income tax provision	9,296	7,609
Minority interest	154	1
Net income	$16,071	$12,682

Net income per share: Basic	$0.53	$0.43

Diluted	$0.52	$0.42

Weighted average shares outstanding: Basic	30,064	29,560

Diluted	32,202	31,684

Dividends declared	$0.00	$0.02

See accompanying notes.

GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	December 31,	March 31,	March 31,
	2004	2004	2005
		(Unaudited)
ASSETS

Cash and cash equivalents	$257,096	$371,355	$328,428
Investments in securities	292,350	246,805	283,249
Investments in partnerships and affiliates	89,339	81,258	85,300
Receivable from brokers	5,539	15,037	23,619
Investment advisory fees receivable	26,567	18,746	22,499
Other assets	28,081	28,609	27,902

Total assets	$698,972	$761,810	$770,997

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers	$302	$5,772	$—
Income taxes payable	8,526	15,688	8,062
Compensation payable	27,645	26,964	33,813
Capital lease obligation	3,167	2,957	3,127
Securities sold, not yet purchased	1,088	9,372	1,081
Dividends payable	17,302	—	—
Accrued expenses and other liabilities	17,585	17,802	18,990

Total operating liabilities	75,615	78,555	65,073

5.5% Senior notes (due May 15, 2013)	100,000	100,000	100,000
5% Convertible note (conversion price, $52.00 per share; note due August 14, 2011)	100,000	100,000	100,000
5.22% Senior notes (due February 17, 2007)	—	—	82,308
Mandatory convertible securities (purchase contract settlement date, February 17, 2005; notes due February 17, 2007)	82,308	83,825	—

Total liabilities	357,923	362,380	347,381

Minority interest	6,171	5,831	6,171

Stockholders’ equity
Class A Common Stock, $0.001 par value;
100,000,000 shares authorized; 8,081,356,
7,738,025 and 9,612,314 issued and
outstanding, respectively	8	8	10
Class B Common Stock, $0.001 par value;
100,000,000 shares authorized; 23,128,500,
23,128,500 and 23,128,500 issued and
outstanding, respectively	23	23	23
Additional paid-in capital	161,053	145,219	232,540
Retained earnings	268,519	273,339	280,516
Accumulated comprehensive gain / (loss)	(53)	137	1,088
Treasury stock, at cost (2,372,822, 806,472
and 2,419,322 shares, respectively)	(94,672)	(25,127)	(96,732)
Total stockholders' equity	334,878	393,599	417,445

Total liabilities and stockholders' equity	$698,972	$761,810	$770,997

See accompanying notes.

GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
UNAUDITED
(In thousands)

	Three Months Ended
	March 31,
	2004	2005
Stockholders’ equity - beginning of period	$378,311	$334,878
Comprehensive income:
Net income	16,071	12,682
Translation adjustments	—	50
Net unrealized gain (loss) on securities available for sale	(1,343)	1,142
Comprehensive income	14,728	13,874

Dividends declared	—	(735)
Stock option expense	434	485
Proceeds from settlement of purchase contracts	—	70,568
Purchase and retirement of mandatory convertible securities	6	—
Exercise of stock options including tax benefit	1,306	435
Purchase of treasury stock	(1,186)	(2,060)
Stockholders’ equity - end of period	$393,599	$417,445

See accompanying notes.

GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)
	Three Months Ended
	March 31,
	2004	2005
Operating activities Net income	$16,071	$12,682
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in gains from partnerships and affiliates	(2,143)	(2,158)
Depreciation and amortization	240	234
Stock-based compensation expense	434	485
Tax benefit from exercise of stock options	248	102
Foreign currency loss	—	211
Other-than-temporary loss on available for sale securities	—	3,179
Impairment of goodwill	—	1,127
Minority interest in net income of consolidated subsidiaries	154	1
Realized gains on available for sale securities	(101)	—
(Increase) decrease in operating assets:
Investments in securities	(15,548)	11,795
Investment advisory fees receivable	2,820	4,068
Receivables from affiliates	4,219	1,077
Receivable from brokers	(13,805)	(18,080)
Other assets	(1,278)	(2,263)
Increase (decrease) in operating liabilities:
Payable to brokers	81	(301)
Income taxes payable	4,175	(1,146)
Compensation payable	1,651	5,965
Accrued expenses and other liabilities	(783)	1,221
Securities sold, not yet purchased	8,707	(7)
Total adjustments	(10,929)	5,510
Net cash provided by operating activities	5,142	18,192

Investing activities
Purchases of available for sale securities	(2,748)	(3,844)
Proceeds from sales of available for sale securities	600	—
Distributions from partnerships and affiliates	7,067	12,754
Investments in partnerships and affiliates	(22,170)	(6,557)
Net cash provided by (used in) investing activities	(17,251)	2,353

Financing activities
Dividend paid to minority stockholders	(2,718)	—
Proceeds from exercise of stock options	1,057	333
Dividends paid	—	(18,037)
Purchase of mandatory convertible securities	(200)	—
Proceeds from settlement of purchase contracts	—	70,568
Purchase of treasury stock	(1,186)	(2,060)
Net cash provided by (used in) financing activities	(3,047)	50,804
Net increase (decrease)in cash and cash equivalents	(15,156)	71,349
Effect of exchange rates on cash and cash Equivalents	—	(17)
Cash and cash equivalents at beginning of period	386,511	257,096
Cash and cash equivalents at end of period	$371,355	$328,428

See accompanying notes.

GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

A.    Basis of Presentation

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Gabelli Asset Management Inc.,” “Gabelli,” “we,” “us” and “our” or similar terms are to Gabelli Asset Management Inc., its predecessors and its subsidiaries.

The unaudited interim Condensed Consolidated Financial Statements of Gabelli Asset Management Inc. included herein have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of Gabelli for the interim periods presented and are not necessarily indicative of a full year’s results.

In preparing the unaudited interim condensed consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, from which the accompanying Condensed Consolidated Statement of Financial Condition was derived.

Certain items previously reported have been reclassified to conform to the current period’s financial statement presentation.

B.    Investment in Securities

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and classified as trading securities. Available for sale investments are stated at fair value, with any unrealized gains or losses, net of deferred taxes, reported as a component of stockholders’ equity except for losses deemed to be other than temporary which are recorded as realized losses in the statement of operations. For the period ended March 31, 2005 there were $3.2 million in losses on available for sale securities deemed to be other than temporary which were recorded in the statement of operations. There were no such losses recorded in the prior year’s period. These losses in the 2005 quarter were partially offset by a $2.3 million unrealized gain from our investment in optionsXpress Holdings, Inc. (Nasdaq: OXPS). optionsXpress is an investment within our proprietary portfolio which completed an initial public offering on January 27, 2005 at $16.50 per share. Gabelli Securities, Inc., a 92% owned subsidiary, owns approximately 315,000 shares which are held for trading purposes. These shares have an original cost basis of $0.23 per share and were written up to $3.11 per share in December 2003 concurrent with a second round of financing prior to the IPO. The carrying value of the shares is currently below the March 31, 2005 market price. A lock-up agreement with the underwriters restricts the disposition of or hedging of these shares until July 25, 2005.

At March 31, 2005 and 2004 the market value of investments available for sale was $78.5 million and $67.3 million, respectively. An unrealized gain in market value, net of management fee and taxes, of $1.1 million and $137,000 has been included in stockholders’ equity for March 31, 2005 and 2004, respectively. The unrealized gain in the 2005 quarter included an increase of $1.8 million, net of management fee and taxes, from the write down of available for sale securities as these losses are no longer included as comprehensive loss within stockholders’equity at March 31, 2005.

There were no sales of investments available for sale for the three month period ended March 31, 2005. Proceeds from sales of investments available for sale were approximately $0.6 million for the three month period ended March 31, 2004. Gross gains on the sale of investments available for sale amounted to $101,000; there were no gross losses on the sale of investments available for sale.

C.    Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2004	2005
Basic:
Net income	$16,071	$12,682
Average shares outstanding	30,064	29,560
Basic net income per share	$0.53	$0.43

Diluted:
Net income	$16,071	$12,682
Add interest expense on 5% convertible note, net of management fee and taxes	716	703
Total	$16,787	$13,385

Average shares outstanding	30,064	29,560
Dilutive stock options	215	201
Assumed conversion of 5% convertible note	1,923	1,923
Total	32,202	31,684
Diluted net income per share	$0.52	$0.42

D.    Stockholders’ Equity

Stock Award and Incentive Plan

For the three months ended March 31, 2005 and 2004, we recognized $485,000 and $434,000, respectively, in stock-based compensation.

Proceeds from the exercise of 13,475 and 40,425 stock options were $333,000 and $1,057,000 for the three months ended March 31, 2005 and 2004, respectively, resulting in a tax benefit to Gabelli of $102,000 and $248,000 for the three months ended March 31, 2005 and 2004, respectively.

Shares outstanding on March 31, 2005 were 30,321,492, which is approximately 5.1% higher than shares outstanding of 28,837,034 at the end of 2004 and approximately 0.9% above shares outstanding of 30,060,053 on March 31, 2004 reflecting the issuance of 1,517,483 shares of class A common stock in settlement of the purchase contracts issued pursuant to our mandatory convertible securities on February 17, 2005. Fully diluted shares outstanding were 31,684,268 approximately 1.6% higher than fourth quarter 2004 fully diluted shares of 31,178,652 and approximately 1.6% lower than our fully diluted shares of 32,201,983 on March 31, 2004. The increase from the end of 2004 reflects the issuance of 1,517,483 shares of class A common stock in February on a weighted average basis partially offset by the full effect of shares repurchased in the fourth quarter 2004.

On January 18, 2005, we paid a special dividend of $0.60 per share to all shareholders of record on January 3, 2005. This special dividend, authorized by our Board of Directors in November 2004, follows the $1.00 per share special dividend paid in the fourth quarter 2004 and a $0.10 per share special dividend paid in the second quarter 2004. On March 28, 2005, we paid a $0.02 quarterly dividend to all shareholders of record on March 14, 2005.

D.    Stockholders’ Equity (continued)

Prior to January 1, 2003 we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option plan. Accordingly, no compensation expense was recognized where the exercise price equals or exceeds the market price of the underlying stock on the date of grant.

Effective January 1, 2003 we adopted the fair value recognition provisions of SFAS No. 123 in accordance with the transition and disclosure provisions under the recently issued SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure”.

We adopted Statement 123 (R) on January 1, 2005. In light of our modified prospective adoption of the fair value recognition provisions of Statement 123 (R) for all grants of employee stock options, the adoption of Statement 123 (R) did not have a material impact on our consolidated financial statements. The total compensation costs related to non-vested awards not yet recognized is approximately $2,186,000. This will be recognized as expense in the following periods:

Remainder of 2005	2006	2007	2008
$1,401,000	$663,000	$112,000	$10,000

If we had elected for 2001 and 2002 to account for our stock options under the fair value method of SFAS No. 123 “Accounting for Stock Based Compensation,” our net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2005
Net income (in thousands):
As reported	$16,071	$12,682
Pro forma	$15,960	$12,682

Net income per share - Basic
As reported	$0.53	$0.43
Pro forma	$0.53	$0.43

Net income per share - Diluted
As reported	$0.52	$0.42
Pro forma	$0.52	$0.42

Stock Repurchase Program

In March 1999 the Board of Directors established the Stock Repurchase Program through which we are authorized to repurchase shares of our Class A common stock. For the three months ended March 31, 2005, we repurchased 46,500 shares at an average investment of $44.29. Since the inception of the program we have repurchased 2,820,126 shares at an average investment of $36.52 per share. At March 31, 2005 the total shares available under the program was approximately 897,000.

During the first quarter of 2005, we completed our accelerated share repurchase (ASR) program. We originally repurchased 400,000 shares of our class A common stock in November 2004 for an initial investment of approximately $18.8 million.

D.    Stockholders’ Equity (continued)

Since May 2002 the Board of Directors has also approved the repurchase of up to 900,000 shares of our mandatory convertible securities. During the first quarter of 2004, we repurchased 8,200 shares at an average investment of $25.04 per share. The total shares repurchased to date were 307,700 at a total investment of $6.9 million. A loss attributable to the debt component of the mandatory convertible securities totaling less than $1,000 has been included in other income (expense) for the three months ended March 31, 2004. During the first quarter of 2005 we issued approximately 1,517,000 shares of class A common stock in settlement of the 2,822,700 purchase contracts issued pursuant to our mandatory convertible securities resulting in proceeds of $70.6 million. The settlement rate of 0.5376 was determined based on the average closing price per share of class A common stock for the twenty consecutive trading days ending February 14, 2005.

E.    Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Accounting for Goodwill and Other Intangible Assets,” we assess the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant. During the first quarter of 2005, assets under management for our fixed income business decreased approximately 42% from the beginning of the year, triggering under our accounting policies the need to reassess goodwill for this subsidiary. Using a present value cash flow method, we reassessed goodwill for this entity and determined that the value of the entity no longer justified the amount of goodwill. Accordingly, we recorded a charge of $1.1 million for the impairment of goodwill which represented the entire amount of goodwill for this entity. There remains $3.5 million of goodwill related to our 92% owned subsidiary, Gabelli Securities, Inc.

F.    Subsequent Events

From April 1 through April 30, 2005, we repurchased 202,300 shares of our class A common stock, under the Stock Repurchase Program, at an average investment of $40.77 per share.

On April 1, 2005 we repurchased $50 million of the principal of the convertible note issued to Cascade Investment, L.L.C. The new terms extended the exercise date of Cascade’s put option to September 15, 2006, reduced the principal of the convertible note to $50 million from $100 million and removed limitations on the issuance of additional debt. Effective April 1, 2005, the $102.5 million letter of credit was reduced to $51.3 million and extended to September 22, 2006.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (INCLUDING
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK)

Overview

Gabelli Asset Management Inc. (NYSE: GBL) is a widely recognized provider of investment advisory services to mutual funds, institutional and high net worth investors, and investment partnerships, principally in the United States. Through Gabelli & Company, Inc., we provide institutional research services to institutional clients and investment partnerships. We generally manage assets on a discretionary basis and invest in a variety of U.S. and international securities through various investment styles. Our revenues are based primarily on the firm’s levels of assets under management and fees associated with our various investment products, rather than our own corporate assets.

Since 1977, we have been identified with and enhanced the “value” style approach to investing. Our investment objective is to earn a superior risk-adjusted return for our clients over the long-term through our proprietary fundamental research. In addition to our value products, we offer our clients a broad array of investment strategies that include growth, international and convertible products. We also offer non-market correlated, and fixed income strategies. By earning returns for our clients, we will be earning returns for all our stakeholders.

Shareholders, as part of an initiative to re-focus the Gabelli brand, will vote on a change in our name to GAMCO Investors, Inc. at our annual meeting of shareholders on May 10th. GAMCO has been the name of our asset management business since 1977 and is a more encompassing parent company name that more appropriately represents the various investment strategies and asset management brands contributing to the solid growth of our company. The Gabelli brand will continue to represent the value portfolios managed in the company's absolute return, research-driven Private Market Value (PMV) with a Catalyst TM style. The company's common stock will continue to trade on the New York Stock Exchange under the GBL ticker symbol.

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

As of March 31, 2005, we had $28.0 billion of assets under management (AUM), approximately 95% of which were in equity products. Our equity open-end mutual funds and closed-end funds had a record $12.41 billion in AUM at quarter end, slightly ahead of the $12.37 billion on December 31, 2004 and 4.8% ahead of the $11.8 billion on March 31, 2004. Assets at the end of the quarter included $316 million in net proceeds from the initial public offering in March 2005 of our new closed-end fund, The Gabelli Global Gold, Natural Resources & Income Trust (AMEX: GGN). In the institutional and high net worth segment of our business, GAMCO had AUM of $13.4 billion in separately managed equity accounts on March 31, 2005, down 1.6% from the $13.6 billion on December 31, 2004 and virtually unchanged from AUM on March 31, 2004. Fixed income assets, primarily money market mutual funds, totaled $1.4 billion on March 31, 2005, down 24.7% from year-end 2004 assets of $1.9 billion and 31.9% lower than assets of $2.1 billion on March 31, 2004. Assets in our investment partnerships were $854 million, up 4.9% from year-end 2004 assets of $814 million but 5.2% below the $901 million on March 31, 2004.

Assets Under Management

The company reported assets under management as follows:

Table I:
	Assets Under Management (in millions)

	March 31%
	2004	2005	Inc. (Dec.)
Mutual Funds:
Equities
Open End	$8,106	$7,808	(3.7%)
Closed End	3,739	4,602	23.1
Fixed Income	1,717	1,154	(32.8)
Total Mutual Funds	13,562	13,564	0.0
Institutional & High Net Worth Separate Accounts:
Equities	13,383	13,364	(0.1)
Fixed Income	369	266	(27.9)
Total Institutional & High Net Worth Separate Accounts	13,752	13,630	(0.9)
Investment Partnerships	901	854	(5.2)
Total Assets Under Management	$28,215	$28,048	(0.6)

Table II:	Fund Flows — 1st Quarter 2005 (in millions)
			Market
	December 31, 2004	Net Cash Flows	Appreciation / (Depreciation)	March 31, 2005
Mutual Funds:
Equities	$12,371	$245	($ 206)	$12,410
Fixed Income	1,499	(350)	5	1,154
Total Mutual Funds	13,870	(105)	(201)	13,564
Institutional & HNW Separate Accounts
Equities	13,587	(18)	(205)	13,364
Fixed Income	388	(123)	1	266
Total Institutional & HNW Separate Accounts	13,975	(141)	(204)	13,630

Investment Partnerships	814	38	2	854
Total Assets Under Management	$28,659	($ 208)	($ 403)	$28,048

	Assets Under Management (in millions)
Table III:						% Increase/(decrease)
	3/04	6/04	9/04	12/04	3/05	12/04	3/04
Mutual Funds
Open end	$8,106	$7,852	$7,534	$8,029	$7,808	(2.8%)	(3.7%)
Closed end	3,739	3,764	3,727	4,342	4,602	6.0	23.1
Fixed income	1,717	1,563	1,524	1,499	1,154	(23.0)	(32.8)
Total Mutual Funds	13,562	13,179	12,785	13,870	13,564	(2.2)	0.0
Institutional & HNW Separate Accounts:
Equities	13,383	13,628	13,185	13,587	13,364	(1.6)	(0.1)
Fixed Income	369	354	344	388	266	(31.4)	(27.9)
Total Institutional & HNW Separate Accounts	13,752	13,982	13,529	13,975	13,630	(2.5)	(0.9)
Investment Partnerships	901	1,061	934	814	854	4.9	(5.2)
Total Assets Under Management	$28,215	$28,222	$27,248	$28,659	$28,048	(2.1)	(0.6)

On September 3, 2003, the New York Attorney General’s office (“NYAG”) announced that it had found evidence of widespread improper trading involving mutual fund shares. These transactions included the “late trading” of mutual fund shares after the 4:00 p.m. pricing cutoff and “time zone arbitrage” of mutual fund shares designed to exploit pricing inefficiencies. Since the NYAG’s announcement, the NASD, the SEC, the NYAG and officials of other states have been conducting inquiries into and bringing enforcement actions related to trading abuses in mutual fund shares. We have received information requests and subpoenas from the SEC and the NYAG in connection with their inquiries. We are complying with these requests for documents and testimony and have been conducting an internal review of our mutual fund practices and procedures in a variety of areas with the guidance of outside counsel. A special committee of all of our independent directors was also formed to review various issues involving mutual fund share transactions and was assisted by independent counsel.

As part of our review, hundreds of documents were examined and approximately fifteen individuals were interviewed. We have found no evidence that any employee participated in or facilitated any “late trading”. We also have found no evidence of any improper trading in our mutual funds by our investment professionals or senior executives. As we previously reported, we did find that in August of 2002, we banned an account, which had been engaging in frequent trading in our Global Growth Fund (the prospectus of which did not impose limits on frequent trading) and which had made a small investment in one of our hedge funds, from further transactions with our firm. Certain other investors had been banned prior to that. Since our internal review and requests from regulators for documents and testimony are ongoing, we can make no assurances that additional information will not become available or that we will not become subject to disciplinary action.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared To Three Months Ended March 31, 2004

Consolidated Results - Three Months Ended March 31:

	(Unaudited; in thousands, except per share data)
	2004	2005

Revenues	$63,539	$61,531
Expenses	38,262	41,377
Operating income	25,277	20,154
Investment income, net	4,290	4,067
Interest expense	(4,046)	(3,929)
Total other income (expense), net	244	138
Income before taxes and minority interest	25,521	20,292
Income tax provision	9,296	7,609
Minority interest	154	1
Net income	$16,071	$12,682

Net income per share:
Basic	$0.53	$0.43
Diluted	$0.52	$0.42

Reconciliation of Net income to Adjusted EBITDA:

Net income	$16,071	$12,682
Interest Expense	4,046	3,929
Income tax provision and minority interest	9,450	7,609
Depreciation and amortization	240	234
Adjusted EBITDA(a)	$29,807	$24,454

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

Total revenues were $61.5 million in the first quarter of 2005 down $2.0 million or 3.2% from total revenues of $63.5 million reported in the first quarter of 2004. Operating income declined $5.1 million to $20.2 million down 20.3% from the $25.3 million reported in last year’s first quarter. Net income for the quarter was $12.7 million or $0.42 per fully diluted share versus $16.1 million or $0.52 per fully diluted share in the prior year’s quarter. One-time charges of $2.6 million related to the launch of our new closed-end fund and the impairment of goodwill at our fixed income subsidiary contributed to the decline in operating income. In addition, other income included a $3.2 million loss recorded for the write down to fair value of certain securities held as available for sale partially offset by a $2.3 million unrealized gain from an investment within our proprietary portfolio which completed an initial public offering during the quarter. In total, these items reduced earnings by approximately $0.05 per share.

Investment advisory and incentive fees, which comprise 87.6% of total revenues, were $53.9 million in both the first quarter of 2005 and 2004. The higher revenues from our closed-end funds and investment partnerships were offset by lower revenues from our open-end mutual funds and separate accounts. Closed-end fund revenues increased 7.6% to $8.4 million in the first quarter 2005 up from $7.8 million in the prior year’s quarter. For the first quarter 2005, our revenues of $20.1 million from open-end mutual funds were 5.4% lower than the $21.2 million recorded in the 2004 quarter. Advisory fees from investment partnerships increased 30.5% in the first quarter 2005 versus the prior year’s quarter due principally to an increase in performance fees. Our fees from GAMCO separate accounts, which are generally billed based on asset levels at the beginning of a quarter, decreased $0.2 million or 0.9% in the 2005 quarter as compared to the first quarter of 2004.

Commission revenue, due to lower trading volume, was $2.5 million in the first quarter of 2005, down 42.5% from $4.3 million in the same period a year earlier.

Revenues from distribution of mutual funds and other income were $5.1 million in the first quarter of 2005 versus $5.3 million in the first quarter of 2004. This decrease was a result of a 4.3% decrease in average assets for open-end equity funds for the first quarter of 2005 versus the prior year first quarter, which generate distribution revenues under 12b-1 compensation plans. As previously discussed, several bills were introduced in the prior Congress that, if adopted, would, among other things, pose a risk to our future distribution fee revenue as Rule 12b-1 distribution fees may be limited or eliminated.

Total expenses, excluding management fee, were $39.1 million in the first quarter of 2005, a 10.4% increase from total expenses of $35.4 million reported in the first quarter of 2004. The increase in expenses included one-time charges of $2.6 million which consisted of launch costs of $1.45 million related to our new closed-end fund, The Gabelli Global Gold, Natural Resources & Income Trust and a $1.1 million charge recorded for the impairment of goodwill related to our fixed income business. In the second quarter of 2005, our results should benefit from the absence of costs related to the launch of our new closed-end fund and the impairment of goodwill.

Compensation and related costs, which are largely variable, were $26.4 million, 1.6% higher than the same period a year earlier. The increase in compensation was due to increased variable compensation related to our GAMCO separate accounts of $0.7 million and Investment Partnership compensation of $0.4 million offset slightly by a decrease in our Mutual Fund variable compensation of $0.5 million. Distribution costs were $6.2 million, an increase of 35.4% from $4.6 million in the prior year’s period. This increase was largely the result of launch costs of $1.45 million for our new closed-end fund, The Gabelli Global Gold, Natural Resources & Income Trust. Other operating expenses were higher by $1.7 million, a 34.0% increase to $6.6 million in the first quarter of 2005 from the prior year first quarter of $4.9 million. This increase included a one-time charge of $1.1 million recorded for the impairment of goodwill related to our fixed income business in addition to an increase in costs to comply with Sarbanes-Oxley as well as other regulatory and corporate governance initiatives. Management fee expense, which is totally variable and based on pretax income, was 20.5% lower at $2.3 million in the first quarter of 2005 versus $2.8 million in the first quarter of 2004.

Investment income was $4.1 million in the first quarter of 2005 lower by $0.2 million, or 5.2% from $4.3 million reported in the first quarter of 2004. The 2005 quarter included the $3.2 million write down to fair value of certain securities held as available for sale and the $2.3 million unrealized gain recorded for our investment in optionsXpress Holdings, Inc., as discussed above in Item 1. In accordance with SFAS No. 115, the available for sale securities were written down to fair value from their cost basis for declines which were considered to be other than temporary based on interpretive guidance provided by the SEC’s Staff Accounting Bulletin No. 59. Of this amount, $3.1 million was previously recorded as comprehensive loss and resulted in a $1.8 million reduction, net of management fee and taxes, of stockholders’ equity at the end of 2004. As these losses are no longer included as comprehensive loss at March 31, 2005, there was a $1.8 million increase, net of management fee and taxes, included in stockholders’ equity recorded in the first quarter 2005.

Interest expense decreased to $3.9 million in the first quarter of 2005 from $4.0 million in the comparable prior year quarter. This decrease is a result of the remarketing of the senior notes in November 2004, which reduced the interest rate from 6.0% to 5.22%. In future quarters, interest expense will be further reduced by the April 1, 2005 repurchase of $50 million of the $100 million 5% convertible note.

The estimated effective tax rate for the first quarter of 2005 increased to 37.5% from 36.4% for the first quarter of 2004 as we adjusted the tax rate to reflect our estimate of the current year end tax liability.

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

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2004	2005
Cash flows provided by (used in):	(in thousands)
Operating activities	$5,142	$18,192
Investing activities	(17,251)	2,353
Financing activities	(3,047)	50,804
Increase (decrease)	(15,156)	71,349
Effect of exchange rates on cash and cash equivalents	—	(17)
Cash and cash equivalents at beginning of period	386,511	257,096
Cash and cash equivalents at end of period	$371,355	$328,428

Cash requirements and liquidity needs have historically been met through cash generated by operating activities and through our borrowing capacity. We have received investment grade ratings from both Moody’s Investors Services and Standard & Poor’s Rating Services. These investment grade ratings expand our ability to attract both public and private capital. In February, our Board of Directors authorized a plan to file a "shelf" registration statement on Form S-3. Once filed, the shelf process will enable us to sell any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount of $400 million. This authorization is in addition to the remaining $120 million available under our "shelf" registration filed in 2001.

At March 31, 2005, we had total cash and cash equivalents of $328.4 million, an increase of $71.3 million from December 31, 2004. Gabelli has established a collateral account, consisting of cash and cash equivalents and investments in securities totaling $103.7 million, to secure a letter of credit issued in favor of the holder of the $100 million 5% convertible note. On April 1, 2005 the letter of credit was reduced to $51.3 million and extended to September 22, 2006, which coincides with the date of a put option the note holder may exercise. Additionally, the principal of the convertible note was reduced to $50 million and limitations on the issuance of additional debt were removed. Cash and cash equivalents and investments in securities held in the collateral account are restricted from other uses until the date of expiration. Total debt at March 31, 2005 was $282.3 million, consisting of a $100 million 5% convertible note, $100 million of 5.5% non-callable senior notes due May 15, 2013 and $82.3 million in 5.22% senior notes due February 17, 2007, issued pursuant to our mandatory convertible securities. On February 17, 2005, we issued approximately 1,517,000 shares of class A common stock in settlement of the 2,822,700 purchase contracts issued pursuant to our mandatory convertible securities resulting in proceeds of $70.6 million. The settlement rate of 0.5376 was determined based on the average closing price per share of class A common stock for the twenty consecutive trading days ending February 14, 2005.

Cash provided by operating activities was $18.2 million in the first three months of 2005 principally resulting from $12.7 million in net income, a $11.8 million decrease in investments in securities, a $6.0 million increase in compensation payable and a $4.1 million decrease in investment advisory fees receivable partially offset by a $18.1 million increase in receivable from brokers. Cash provided by operating activities was $5.1 million in the first three months of 2004 principally resulting from $16.1 million in net income, an $8.7 million increase in securities sold, not yet purchased, a $4.2 million decrease in receivable from affiliates, a $4.2 million increase in income taxes payable and a $2.8 million decrease in investment advisory fees receivable partially offset by a $13.8 million increase in receivable from brokers and $15.5 million increase in investments in securities.

Cash provided by investing activities, related to investments in and distributions from partnerships and affiliates and purchases and sales of available for sale securities, was $2.4 million in the first three months of 2005. Cash used in investing activities, related to investments in and distributions from partnerships and affiliates and purchases and sales of available for sale securities, was $17.3 million in the first three months of 2004.

Cash provided by financing activities in the first three months of 2005 was $50.8 million. The increase in cash principally resulted from the $70.6 million in proceeds from the issuance of 1.5 million shares of class A common stock in settlement of the purchase contracts issued pursuant to our mandatory convertible securities and $0.3 million received from the exercise of non-qualified stock options that further generated cash tax savings of $0.1 million partially offset by $18.0 million in dividends paid and the repurchase of our class A common stock under the Stock Repurchase Program of $2.1 million.

Cash used in financing activities in the first three months of 2004 was $3.0 million. The decrease in cash principally resulted from the $50 per share dividend paid by our 92% owned subsidiary, Gabelli Securities, Inc., to its shareholders resulting in a payment to minority shareholders of $2.7 million and the repurchase of our Class A Common Stock and mandatory convertible securities under the respective Stock Repurchase Programs of $1.4 million partially offset by the $1.1 million received from the exercise of non-qualified stock options that further generated cash tax savings of $0.2 million. As noted above, the principal of the $100 million 5% convertible note was reduced to $50 million on April 1, 2005.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future. We have no material commitments for capital expenditures.

Gabelli & Company, Inc., a subsidiary of Gabelli, is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. At March 31, 2005, Gabelli & Company had net capital, as defined, of approximately $15.0 million, exceeding the regulatory requirement by approximately $14.8 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

Market Risk

We are subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. Our exposure to market risk is directly related to our role as financial intermediary, advisor and general partner for assets under management in our mutual funds, institutional and separate accounts business, alternative investment products and our proprietary investment activities. At March 31, 2005, our primary market risk exposure was to changes in equity prices and interest rates.

With respect to our proprietary investment activities included in investments in securities of $283.2 million at March 31, 2005 were investments in Treasury Bills and Notes of $131.2 million, in mutual funds, largely invested in equity products, of $108.6 million, a selection of common and preferred stocks totaling $43.4 million and other investments of approximately $0.1 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. Of the approximately $43.4 million invested in common and preferred stocks at March 31, 2005, $19.5 million is related to our investment in Westwood Holdings Group Inc. and $10.8 million is invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Investments in partnerships and affiliates totaled $85.3 million at March 31, 2005, the majority of which consisted of alternative investment products which invest in risk arbitrage opportunities. These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

Gabelli’s exposure to interest rate risk results, principally, from its investment of excess cash in U.S. Government obligations. These investments are primarily short term in nature and the carrying value of these investments generally approximates market value.

Our revenues are largely driven by the market value of our assets under management and are therefore exposed to fluctuations in market prices. Investment advisory fees for mutual funds are based on average daily asset values. Management fees earned on institutional and high net worth separate accounts, for any given quarter, are generally determined based on asset values on the last day of the preceding quarter. Any significant increases or decreases in market value of institutional and high net worth separate accounts assets managed which occur on the last day of the quarter will generally result in a relative increase or decrease in revenues for the following quarter.

Recent Accounting Developments

We adopted Statement 123 (R) on January 1, 2005. In light of our modified prospective adoption of the fair value recognition provisions of Statement 123 (R) for all grants of employee stock options, the adoption of Statement 123 (R) did not have a material impact on our consolidated financial statements.

In January 2003 the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which was subsequently revised in December 2003 by FASB Interpretation No. 46(R) (“FIN No. 46”). FIN No. 46 provides new criteria for determining whether or not consolidation accounting is required for off-balance sheet activities conducted through certain types of entities. This interpretation focuses on financial interests in entities (i.e., variable interests) that indicate control despite the absence of clear control through voting interest. It concludes that a company’s exposure (variable interest) to the economic risks and rewards from the entity’s assets and activities are the best evidence of control. The interpretation requires that these variable interest entities (VIEs) be subject to consolidation if the company holding the variable interest is subject to a majority of the expected losses or will receive a majority of the expected residual returns of the VIE (the “primary beneficiary”). As the primary beneficiary it would be required to include the variable interest entity’s assets, liabilities and results of operations in its own financial statements.

During February 2004, the FASB issued further guidance through FASB Staff Positions related to FIN No. 46. We have implemented FIN No. 46 for the quarter ended September 30, 2004 based on the provisions of the interpretation and the related staff positions and concluded that certain of the partnerships and offshore funds managed by Gabelli are VIEs. However, in most cases, it was concluded based on the provisions of the interpretation and related staff positions that Gabelli was not the primary beneficiary of these entities. As a result, the effect of the implementation of FIN No. 46 for the quarter ended March 31, 2005 did not have a material impact to our consolidated financial statements.

We serve as General Partner, co-General Partner or Investment Manager for a number of partnerships and offshore funds classified as VIEs. As General Partner or co-General Partner, we are contingently liable for all of the partnerships’ liabilities. Our exposure to the activities of VIEs which are not partnerships is limited to our investment in each respective VIE.

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

Forward-Looking Information

Our disclosure and analysis in this report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements because they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. They also appear in any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation: the adverse effect from a decline in the securities markets; a decline in the performance of our products; a general downturn in the economy; changes in government policy or regulation; changes in our ability to attract or retain key employees; and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. We also direct your attention to any more specific discussions of risk contained in our Form 10-K and other public filings. We are providing these statements as permitted by the Private Litigation Reform Act of 1995. We do not undertake to update publicly any forward-looking statements if we subsequently learn that we are unlikely to achieve our expectations or if we receive any additional information relating to the subject matters of our forward-looking statements.

Part II:    Other Information
Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock we repurchased during the three months ended March 31, 2005:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share, net of Commissions	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
GBL
1/01/05 - 1/31/05	—	$—	—	943,793
2/01/05 - 2/28/05	8,800	$44.84	8,800	934,993
3/01/05 - 3/31/05	37,700	$44.16	37,700	897,293
Totals	46,500		46,500

Item 6.  (a)  Exhibits

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14 (a) and 15d-14 (a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14 (a) and 15d-14 (a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the three months ended March 31, 2005.

1.
Current Report on Form 8-K dated January 28, 2005 containing the press release disclosing the Company’s preliminary estimated operating results for the fourth quarter and full year ended December 31, 2004.

2.	Current Report on Form 8-K dated January 31, 2005 containing the press release disclosing the Company’s operating results for the fourth quarter and full year ended December 31, 2004.
3.
Current Report on Form 8-K dated February 28, 2005 containing the press release disclosing the Company’s pro forma statement of financial condition as of February 17, 2005 based on December 31, 2004 balances adjusted for the issuance of 1,517,483 shares of class A common stock and the receipt of $70,567,500 in proceeds.

4.
Current Report on Form 8-K dated March 1, 2005 containing the press release announcing the Company’s agreement with Cascade Investment L.L.C. to amend the terms of the convertible note issued by the Company.

5.
Current Report on Form 8-K/A dated March 4, 2005 containing the corrected press release disclosing the Company’s pro forma statement of financial condition as of February 17, 2005 based on December 31, 2004 balances adjusted for the issuance of 1,517,483 shares of class A common stock and the receipt of $70,567,500 in proceeds.

6.	Current Report on Form 8-K/A dated March 4, 2005 containing the corrected press release disclosing the Company's operating results for the fourth quarter and full year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GABELLI ASSET MANAGEMENT INC.
(Registrant)
May 10, 2005
Date:	By:	/s/ Michael R. Anastasio
Michael R. Anastasio
Chief Financial Officer