Form 10-Q
period 2005-06-30
GABELLI ASSET MANAGEMENT INC
filed 2005-08-09
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------  ----------

Commission File No. 1-106
                    -----

                          GABELLI ASSET MANAGEMENT INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          New York                                               13-4007862
--------------------------------------------------------------------------------
(State of other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

One Corporate Center, Rye, New York                                10580
--------------------------------------------------------------------------------
(Address of principle executive offices)                         (Zip Code)

                                 (914) 921-3700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes__X__   No____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes__X__ No____

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.


              Class                      Outstanding at July 31, 2005
              -----                      ----------------------------
Class A Common Stock, .001 par value               6,821,142
Class B Common Stock, .001 par value              23,128,500

                                      INDEX

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Statements of Income:
        - Three months ended June 30, 2005 and 2004
        - Six months ended June 30, 2005 and 2004

        Condensed Consolidated Statements of Financial Condition:
        - December 31, 2004 (Audited)
        - June 30, 2005
        - June 30, 2004

        Condensed Consolidated Statements of Stockholders' Equity and
         Comprehensive Income:
        - Three months ended June 30, 2005 and 2004
        - Six months ended June 30, 2005 and 2004

        Condensed Consolidated Statements of Cash Flows:
        - Three months ended June 30, 2005 and 2004
        - Six months ended June 30, 2005 and 2004

        Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosure about Market Risk)

Item 4. Controls and Procedures

PART II. OTHER INFORMATION
--------------------------

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (In thousands, except per share data)

                                                             Three Months Ended                  Six Months Ended
                                                                 June 30,                            June 30,
                                                         --------------------------          --------------------------
                                                           2005              2004               2005             2004
                                                         --------         ---------          ----------       ---------

Revenues
  Investment advisory and incentive fees                $  52,359         $  51,315         $ 106,290         $ 105,243
  Commission revenue                                        2,574             4,066             5,039             8,350
  Distribution fees and other income                        4,908             4,823            10,043            10,150
                                                        ---------         ---------         ---------         ---------
     Total revenues                                        59,841            60,204           121,372           123,743
Expenses
  Compensation and related costs                           27,353            23,141            53,508            48,955
  Management fee                                            2,322             2,438             4,577             5,274
  Distribution costs                                        4,535             5,067            10,748             9,656
  Other operating expenses                                  6,000             5,124            12,754            10,147
                                                        ---------         ---------         ---------         ---------
     Total expenses                                        40,210            35,770            81,587            74,032

Operating income                                           19,631            24,434            39,785            49,711
Other income (expense)
  Net gain (loss) from investments                            387              (365)              982             2,245
  Interest and dividend income                              4,157             1,914             7,629             3,594
  Interest expense                                         (3,275)           (4,035)           (7,204)           (8,081)
                                                        ---------         ---------         ---------         ---------
     Total other income (expense), net                      1,269            (2,486)            1,407            (2,242)
                                                        ---------         ---------         ---------         ---------
Income before income taxes and minority interest           20,900            21,948            41,192            47,469
  Income tax provision                                      7,838             7,989            15,447            17,285
  Minority interest                                           107                41               108               195
                                                        ---------         ---------         ---------         ---------
    Net income                                          $  12,955         $  13,918         $  25,637         $  29,989
                                                        ---------         ---------         ---------         ---------
Net income per share:
  Basic                                                 $    0.43         $    0.47         $    0.86         $    1.00
                                                        ---------         ---------         ---------         ---------
  Diluted                                               $    0.43         $    0.46         $    0.85         $    0.98
                                                        ---------         ---------         ---------         ---------
Weighted average shares outstanding:
  Basic                                                    30,079            29,890            29,821            29,977
                                                        ---------         ---------         ---------         ---------
  Diluted                                                  31,211            32,010            31,447            32,108
                                                        ---------         ---------         ---------         ---------

Dividends declared                                      $    0.02         $    0.12         $    0.04         $    0.12
                                                        ---------         ---------         ---------         ---------


See accompanying notes.


                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)

                                                               December 31,    June 30      June 30
                                                                   2004         2005         2004
                                                                ------------------------------------
ASSETS                                                                             (Unaudited)

Cash and cash equivalents, including restricted cash of
 $1,054, $1,508 and $1,102.                                     $ 257,096     $ 191,413   $ 327,458
Investments in securities, including restricted securities of
 $102,111, $52,270 and $102,447.                                  292,350       366,664     252,764
Investments in partnerships and affiliates                         89,339        85,716      93,377
Receivable from brokers                                             5,539        24,274      16,825
Investment advisory fees receivable                                26,567        16,581      16,647
Other assets                                                       28,081        27,625      27,139
                                                                ----------    ----------  ----------

    Total assets                                                $ 698,972     $ 712,273   $ 734,210
                                                                ==========    ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers                                              $     302     $       1   $       -
Income taxes payable                                                8,526         3,050       3,402
Compensation payable                                               27,645        31,914      29,290
Capital lease obligation                                            3,167         3,084       2,855
Securities sold, not yet purchased                                  1,088         3,357       1,068
Dividends payable                                                  17,302             -           -
Accrued expenses and other liabilities                             17,585        15,506      16,050
                                                                ----------    ----------  ----------

    Total operating liabilities                                    75,615        56,912      52,665

5.5% Senior notes (due May 15, 2013)                              100,000       100,000     100,000
5% Convertible note (conversion price, $52.00 per share;
 note due August 14, 2011)                                        100,000        50,000     100,000
5.22% Senior notes (due February 17, 2007)                              -        82,308           -
Mandatory convertible securities (purchase contract settlement
 date, February 17, 2005; notes due February 17, 2007)             82,308             -      82,870
                                                                ----------    ----------  ----------

    Total liabilities                                             357,923       289,220     335,535

Minority interest                                                   6,171         5,735       5,872

Stockholders' equity
Class A Common Stock, $0.001 par value; 100,000,000
 shares authorized; 8,081,356, 9,621,064 and 7,755,725
 issued and outstanding, respectively                                   8            10           8
Class B Common Stock, $0.001 par value; 100,000,000
 shares authorized; 23,128,500, 23,128,500 and 23,128,500
 issued and outstanding, respectively                                  23            23          23
Additional paid-in capital                                        161,053       235,104     146,220
Retained earnings                                                 268,519       292,821     283,679
Accumulated comprehensive gain / (loss)                               (53)        1,864      (1,992)
Treasury stock, at cost (2,372,822, 2,800,422 and 1,061,372
 shares, respectively)                                            (94,672)     (112,504)    (35,135)
                                                                ----------    ----------  ----------
    Total stockholders' equity                                    334,878       417,318     392,803
                                                                ----------    ----------  ----------

Total liabilities and stockholders' equity                      $ 698,972     $ 712,273   $ 734,210
                                                                ==========    ==========  ==========
See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                    UNAUDITED
                                 (In thousands)

                                                                 Three Months Ended       Six Months Ended
                                                                      June 30,                June 30,
                                                               ---------------------------------------------
                                                                  2005        2004         2005       2004
                                                               ----------  ----------   ---------- ---------
Stockholders' equity - beginning of period                      $ 417,445  $ 393,599    $ 334,878  $ 378,311
Comprehensive income:
  Net income                                                       12,955     13,918       25,637     29,989
  Translation adjustments                                             (16)         -           34          -
  Net unrealized gain (loss) on securities available for sale         741     (2,129)       1,883     (3,472)
                                                                ---------  ---------    ---------  ---------
Comprehensive income                                               13,680     11,789       27,554     26,517
                                                                ---------  ---------    ---------  ---------

Dividends declared                                                   (599)    (3,578)      (1,334)    (3,578)
Stock option expense                                                2,275        451        2,760        885
Proceeds from settlement of purchase contracts                          -          -       70,568          -
Purchase and retirement of mandatory convertible securities             -         24            -         30
Capitalized costs                                                     (15)         -          (15)         -
Exercise of stock options including tax benefit                       304        526          739      1,832
Purchase of treasury stock                                        (15,772)   (10,008)     (17,832)   (11,194)
                                                                ---------  ---------    ---------  ---------
Stockholders' equity - end of period                            $ 417,318  $ 392,803    $ 417,318  $ 392,803
                                                                =========  =========    =========  =========

See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                          Three Months Ended        Six Months Ended
                                                                               June 30,                 June 30,
                                                                        ----------------------    ----------------------
                                                                           2005         2004         2005        2004
                                                                        ---------    ---------    ---------    ---------
Operating activities
Net income                                                              $  12,955    $  13,918    $  25,637    $  29,989
Adjustments to reconcile net income to net cash
 used in operating activities:
Equity in losses / (gains) from partnerships and affiliates                  (538)         178       (2,696)      (1,965)
Depreciation and amortization                                                 237          239          471          479
Stock-based compensation expense                                            2,275          451        2,760          885
Tax benefit from exercise of stock options                                     52          131          154          379
Foreign currency (gain) / loss                                                 (9)           -          202            -
Other-than-temporary loss on available for sale securities                    122            -        3,301            -
Impairment of goodwill                                                          -            -        1,127            -
Minority interest in net income of consolidated subsidiaries                  107           41          108          195
Realized gains on available for sale securities                                 -            -            -         (101)
(Increase) decrease in operating assets:
  Investments in securities                                               (81,103)      (3,395)     (69,308)     (18,943)
  Investment advisory fees receivable                                       5,918        2,099        9,986        4,919
  Receivables from affiliates                                                (497)         364          580        4,583
  Receivable from brokers                                                    (656)      (1,788)     (18,736)     (15,593)
  Other assets                                                                532          866       (1,731)        (412)
Increase (decrease) in operating liabilities:
  Payable to brokers                                                            -       (5,772)        (301)      (5,691)
  Income taxes payable                                                     (5,456)     (11,003)      (6,602)      (6,828)
  Compensation payable                                                     (2,031)       2,706        3,934        4,357
  Accrued expenses and other liabilities                                   (3,500)      (1,854)      (2,279)      (2,637)
  Securities sold, not yet purchased                                        2,276       (8,303)       2,269          404
                                                                        ----------   ----------   ----------   ----------
Total adjustments                                                         (82,271)     (25,040)     (76,761)     (35,969)
                                                                        ----------   ----------   ----------   ----------
Net cash used in operating activities                                     (69,316)     (11,122)     (51,124)      (5,980)
                                                                        ----------   ----------   ----------   ----------

Investing activities
Purchases of available for sale securities                                 (1,116)      (6,357)      (4,960)      (9,105)
Proceeds from sales of available for sale securities                            -            -            -          600
Distributions from partnerships and affiliates                              4,248        2,890       17,002        9,957
Investments in partnerships and affiliates                                 (4,126)     (15,187)     (10,683)     (37,357)
                                                                        ----------   ----------   ----------   ----------
Net cash provided by (used in) investing activities                          (994)     (18,654)       1,359      (35,905)
                                                                        ----------   ----------   ----------   ----------

Financing activities
Dividend paid to minority stockholders of subsidiary                         (544)           -         (544)      (2,718)
Proceeds from exercise of stock options                                       252          395          585        1,452
Repurchase of 5% convertible note                                         (50,000)           -      (50,000)           -
Dividends paid                                                               (599)      (3,578)     (18,636)      (3,578)
Purchase of mandatory convertible securities                                    -         (930)           -       (1,130)
Proceeds from settlement of purchase contracts                                  -            -       70,568            -
Capitalized costs                                                             (15)           -          (15)           -
Purchase of treasury stock                                                (15,772)     (10,008)     (17,832)     (11,194)
                                                                        ----------   ----------   ----------   ----------
Net cash used in financing activities                                     (66,678)     (14,121)     (15,874)     (17,168)
                                                                        ----------   ----------   ----------   ----------
Net decrease in cash and cash equivalents                                (136,988)     (43,897)     (65,639)     (59,053)
Effect of exchange rates on cash and cash equivalents                         (27)           -          (44)           -
Cash and cash equivalents at beginning of period                          328,428      371,355      257,096      386,511
                                                                        ----------   ----------   ----------   ----------
Cash and cash equivalents at end of period                              $ 191,413    $ 327,458    $ 191,413    $ 327,458
                                                                        ==========   ==========   ==========   ==========

See accompanying notes.

                 GABELLI ASSET MANAGEMENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

B. Investment in Securities

     Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments in Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as Investments in securities and in Cash and cash equivalents if three months or less at time of purchase. A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and classified as trading securities. Available for sale investments are stated at fair value, with any unrealized gains or losses, net of deferred taxes, reported as a component of stockholders' equity except for losses deemed to be other than temporary which are recorded as realized losses in the statement of operations. For the three and six month periods ended June 30, 2005 there were $0.1 million in losses and $3.3 million in losses, respectively, on available for sale securities deemed to be other than temporary which were recorded in the statement of operations. There were no such losses recorded in the prior year's periods. These losses in the six month period ended June 30, 2005 were partially offset by a $2.1 million unrealized gain from our investment in optionsXpress Holdings, Inc. (Nasdaq:
OXPS). optionsXpress is an investment within our proprietary portfolio which completed an initial public offering on January 27, 2005 at $16.50 per share. Gabelli Securities, Inc., our 92% owned subsidiary, owns approximately 315,000 shares which are held for trading purposes. These shares have an original cost basis of $0.23 per share and were written up to $3.11 per share in December 2003 concurrent with a second round of financing prior to the IPO. The carrying value of the shares is currently below the June 30, 2005 market price. A lock-up agreement with the underwriters restricted the disposition of or hedging of these shares until July 26, 2005.

     At June 30, 2005 and 2004 the market value of investments available for sale was $80.9 million and $69.8 million, respectively. An unrealized gain in market value, net of management fee and taxes, of $1.9 million and an unrealized loss in market value, net of management fee and taxes, of $2.0 million has been included in stockholders' equity for June 30, 2005 and 2004, respectively. The unrealized gain in the six month period ended June 30, 2005 included an increase of $1.9 million, net of management fee and taxes, from the write down of available for sale securities as these losses are no longer included as comprehensive loss within stockholders' equity at June 30, 2005.

     There were no sales of investments available for sale for the three and six month periods ended June 30, 2005. Proceeds from sales of investments available for sale were approximately $0.6 million for both the three and six month periods ended June 30, 2004. Gross gains on the sale of investments available for sale amounted to $101,000; there were no gross losses on the sale of investments available for sale.

C. Earnings Per Share

     The computations of basic and diluted net income per share are as follows:

                                               Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
(in thousands, except per share amounts)       2005        2004          2005        2004
                                             --------    ---------     ---------   ---------
Basic:
Net income                                   $ 12,955    $  13,918     $  25,637   $  29,989
                                             ========    =========     =========   =========
Average shares outstanding                     30,079       29,890        29,821      29,977
                                             ========    =========     =========   =========
Basic net income per share                   $   0.43    $    0.47     $    0.86   $    1.00
                                             ========    =========     =========   =========

Diluted:
Net income                                   $ 12,955    $  13,918     $  25,637   $  29,989
Add interest expense on 5% convertible note,
 net of management fee and taxes                  352          716         1,055       1,431
                                             --------    ---------     ---------   ---------
Total                                        $ 13,307    $  14,634     $  26,692   $  31,420
                                             ========    =========     =========   =========

Average shares outstanding                     30,079       29,890        29,821      29,977
Dilutive stock options                            171          197           186         208
Assumed conversion of 5% convertible note         961        1,923         1,440       1,923
                                             --------    ---------     ---------   ---------
Total                                          31,211       32,010        31,447      32,108
                                             ========    =========     =========   =========
Diluted net income per share                 $   0.43    $    0.46     $    0.85   $    0.98
                                             ========    =========     =========   =========

D. Stockholders' Equity

Stock Award and Incentive Plan

     For the three months ended June 30, 2005 and 2004, we recognized $2,275,000 and $451,000, respectively, in stock-based compensation. For the six months ended June 30, 2005 and 2004, we recognized $2,760,000 and $885,000, respectively, in stock-based compensation. During June 2005 we announced that our Board of Directors approved the accelerated vesting of all unvested stock options. In accordance with Statement of Financial Accounting Standards ("SFAS") 123(R), the acceleration of vesting resulted in the recognition of approximately $1.8 million of incremental compensation expense during the second quarter 2005. For both the third and fourth quarters of 2005 compensation expense will be lower by approximately $467,000 as compared to the prior year quarters as we currently estimate there will be no stock option expense in the 2005 quarters.

     Proceeds from the exercise of 8,750 and 17,700 stock options were $252,000 and $395,000 for the three months ended June 30, 2005 and 2004, respectively, resulting in a tax benefit to Gabelli of $52,000 and $131,000 for the three months ended June 30, 2005 and 2004, respectively. Proceeds from the exercise of 22,225 and 58,125 stock options were $585,000 and $1,452,000 for the six months ended June 30, 2005 and 2004, respectively, resulting in a tax benefit to Gabelli of $154,000 and $379,000 for the six months ended June 30, 2005 and 2004, respectively.

     Shares outstanding on June 30, 2005 were 29,949,142, which is approximately 3.9% higher than shares outstanding of 28,837,034 at the end of 2004 and approximately 0.4% above shares outstanding of 29,822,853 on June 30, 2004 reflecting the issuance of 1,517,483 shares of class A common stock in settlement of the purchase contracts issued pursuant to our mandatory convertible securities on February 17, 2005 and the repurchase of approximately
0.4 million shares and 1.7 million shares during the six and twelve month periods, respectively. Fully diluted shares outstanding for the second quarter 2005 were 31,211,347 approximately 1.5% lower than first quarter 2005 fully diluted shares of 31,684,268 and approximately 2.5% lower than our fully diluted shares of 32,010,303 for the second quarter 2004.

     Our Board of Directors declared a quarterly dividend of $0.02 per share that was paid on June 28, 2005 to shareholders of record on June 15, 2005. During the first half of 2005, we have paid total dividends of $0.64 per share to all shareholders, which includes a special dividend of $0.60 per share on January 18, 2005. This follows the $1.16 per share of dividends paid in 2004 which included special dividends of $0.10 per share in the second quarter 2004 and $1.00 per share in the fourth quarter 2004.

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

     We adopted SFAS 123 (R) on January 1, 2005. In light of our modified prospective adoption of the fair value recognition provisions of SFAS 123 (R) for all grants of employee stock options, the adoption of SFAS 123 (R) did not have a material impact on our consolidated financial statements. During June the Board of Directors authorized the accelerated vesting of all unvested stock options as of July 1, 2005. This resulted in the expensing of an additional $1.8 million in stock option expense during the second quarter of 2005. All compensation costs related to stock options granted have been recognized in our consolidated financial statements.

     If we had elected for 2001 and 2002 to account for our stock options under the fair value method of SFAS No. 123 "Accounting for Stock Based Compensation," our net income and net income per share would have been reduced to the pro forma amounts indicated below:


                                                          Three Months Ended                     Six Months Ended June 30,
                                                               June 30,                                  June 30,
                                                    -------------------------------          ------------------------------
                                                       2005                2004                 2005                2004
                                                    ----------          -----------          ----------           ----------
               Net income (in thousands):
                 As reported                       $   12,955           $   13,918           $   25,637           $   29,989
                 Pro forma                         $   12,955           $   13,895           $   25,637           $   29,855

               Net income per share - Basic
                 As reported                       $     0.43           $     0.47           $     0.86           $     1.00
                 Pro forma                         $     0.43           $     0.47           $     0.86           $     1.00

               Net income per share - Diluted
                 As reported                       $     0.43           $     0.46           $     0.85           $     0.98
                 Pro forma                         $     0.43           $     0.46           $     0.85           $     0.98





Stock Repurchase Program

     In March 1999 the Board of Directors established the Stock Repurchase Program through which we are authorized to repurchase shares of our Class A common stock. For the three and six months ended June 30, 2005, we repurchased 381,100 and 427,600 shares at an average investment of $41.25 and $41.58, respectively. Since the inception of the program we have repurchased 3,201,226 shares at an average investment of $37.08 per share. At June 30, 2005 the total shares available under the program was approximately 516,000.

     Since May 2002 the Board of Directors has also approved the repurchase of up to 900,000 shares of our mandatory convertible securities. During the second quarter and first half of 2004, we repurchased 38,200 shares at an average investment of $24.93 per share and 46,400 shares at an average investment of $24.95 per share, respectively. A gain attributable to the debt component of the mandatory convertible securities totaling $10,000 has been included in other income (expense) for both the three and six months ended June 30, 2004. The total shares repurchased were 307,700 at a total investment of $6.9 million. In February 2005 we issued approximately 1,517,000 shares of class A common stock in settlement of the 2,822,700 purchase contracts issued pursuant to our mandatory convertible securities resulting in proceeds of $70.6 million. The settlement rate of 0.5376 was determined based on the average closing price per share of class A common stock for the twenty consecutive trading days ending February 14, 2005.

     In June 2005, the firm filed a "shelf" registration statement on Form S-3. The shelf is currently being reviewed by the staff of the Securities and Exchange Commission. If and when declared effective, the shelf process will provide us opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount of $400 million. This authorization is in addition to the remaining $120 million available under our "shelf" registration filed in 2001.

E. Goodwill

     In accordance with SFAS 142 "Accounting for Goodwill and Other Intangible Assets," we assess the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant. During the first quarter of 2005, assets under management for our fixed income business decreased approximately 42% from the beginning of the year, triggering under our accounting policies the need to reassess goodwill for this 80% owned subsidiary. Using a present value cash flow method, we reassessed goodwill for this entity and determined that the value of the entity no longer justified the amount of goodwill. Accordingly, we recorded a charge of $1.1 million for the impairment of goodwill which represented the entire amount of goodwill for this entity during the first quarter of 2005. There was no impairment charge recorded for the three months ended June 30, 2005. There remains $3.5 million of goodwill related to our 92% owned subsidiary, Gabelli Securities, Inc.

F. Subsequent Events

     On July 26, 2005 the lockup agreement for Gabelli Securities, Inc.'s, our 92% owned subsidiary, investment in optionsXpress Holdings, Inc. (NYSE: OXPS) expired. This investment had been recorded at a value which was at a discount to the market price due to this agreement. However, upon expiry of that restriction, the investment was marked to market without discount. Based on the July 26, 2005 closing price for OXPS this results in the recording of an unrealized gain of approximately $1.1 million, net of management fee, taxes and minority interest, subject to future market fluctuations.

     On August 1, 2005, Gabelli Advisers, Inc. ("Gabelli Advisers"), in which we have an approximately 42% equity interest and Westwood Holdings Group, Inc. ("Westwood") has an approximately 19% equity interest, received a letter from Westwood requesting that we enter into discussions with Westwood regarding its purchase of our interest in Gabelli Advisers. If we are unwilling to enter into such discussions, Westwood requested that we purchase its interest in Gabelli Advisers using a mutually agreed upon valuation metric. Westwood subadvises five of the six registered investment company portfolios managed by Gabelli Advisers. We own approximately 19% of the outstanding shares of Westwood's common stock. We may discuss with Westwood and others the repurchase of Westwood's interest in Gabelli Advisers, the sale of our interest in Gabelli Advisers or other alternatives.

     Our Board of Directors authorized the repurchase of an additional 500,000 shares of our Class A common stock, bringing the total authorization to approximately 1 million shares.

     Our Board of Directors declared a quarterly dividend of $0.02 per share to be paid on September 28, 2005 to shareholders of record on September 15, 2005. Additionally, the Board of Directors approved an increase in the regular quarterly dividend of 50% to $0.03 per share beginning in the fourth quarter 2005.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Overview

     Gabelli Asset Management Inc. (NYSE: GBL) is a widely recognized provider of investment advisory services to mutual funds, institutional and high net worth investors, and investment partnerships. Through Gabelli & Company, Inc., we provide institutional research services to institutional clients and investment partnerships. We generally manage assets on a discretionary basis and invest in a variety of U.S. and international securities through various investment styles. Our revenues are based primarily on the firm's levels of assets under management and fees associated with our various investment products, rather than our own corporate assets.

     Since 1977, we have been identified with and enhanced the "value" style approach to investing. Our investment objective is to earn a superior risk-adjusted return for our clients over the long-term through our proprietary fundamental research. In addition to our value products, we offer our clients a broad array of investment strategies that include growth, international and convertible products. We also offer non-market correlated, and fixed income strategies. By earning returns for our clients, we will be earning returns for all our constituents.

     Shareholders approved the re-naming of the company to GAMCO Investors, Inc at our May 10th annual meeting. This step was taken as part of a branding initiative to more accurately reflect the broader product offerings of the firm and to focus the Gabelli brand with the Private Market with a Catalyst(TM) investment approach. This name change should become effective during the third quarter of this year. The company's common stock will continue to trade on the New York Stock Exchange under the GBL ticker symbol.

     Our revenues are highly correlated to the level of assets under management, which are directly influenced by the level and changes of the overall equity markets. Assets under management can also fluctuate through acquisitions, the creation of new products, the addition of new accounts or the loss of existing accounts. Since various equity products have different fees, changes in our business mix may also affect revenues. At times, the performance of our equity products may differ markedly from popular market indices, and this can also impact our revenues. It is our belief that general stock market trends will have the greatest impact on our level of assets under management and hence, revenues. This becomes increasingly likely as the base of assets grows.

     We conduct our investment advisory business principally through: GAMCO Investors, Inc. (Separate Accounts), Gabelli Funds, LLC (Mutual Funds) and Gabelli Securities, Inc. (Investment Partnerships). We also act as an underwriter, are a distributor of our open-end mutual funds and provide institutional research through Gabelli & Company, Inc., our broker-dealer subsidiary.

     As of June 30, 2005, we had $27.6 billion of assets under management (AUM), approximately 96% of which were in equity products. Our equity open-end mutual funds and closed-end funds had a record $12.5 billion in AUM at quarter end, slightly ahead of the $12.4 billion on March 31, 2005 and 7.5% ahead of the $11.6 billion on June 30, 2004, reflecting the first full quarter of The Gabelli Global Gold, Natural Resources & Income Trust (AMEX: GGN). In the institutional and high net worth segment of our business, GAMCO had AUM of $13.2 billion in separately managed equity accounts on June 30, 2005, down 1.3% from the $13.4 billion on March 31, 2005 and down 3.2% from the $13.6 billion on June 30, 2004. Assets in our investment partnerships were $831 million, down 2.7% from first quarter-end 2005 assets of $854 million and 21.7% below the $1.1 billion on June 30, 2004. Fixed income assets, primarily money market mutual funds, totaled $1.1 billion on June 30, 2005, down 21.1% from first quarter-end 2005 assets of $1.4 billion and 41.5% lower than assets of $1.9 billion on June 30, 2004.

Assets Under Management

     The company reported assets under management as follows:

Table I:
                                                       Assets Under Management
                                                  ------------------------------
                                                            (in millions)
                                                            -------------

                                                        June 30
                                                        -------           %
                                                    2004      2005    Inc.(Dec.)
                                                  --------- --------- ----------
Mutual Funds:
  Equities
    Open End                                      $  7,852  $  7,798     (0.7%)
    Closed-End                                       3,764     4,684      24.4
  Fixed Income                                       1,563       852     (45.5)
                                                  --------- ---------
Total Mutual Funds                                  13,179    13,334       1.2
                                                  --------- ---------
Institutional & High Net Worth Separate Accounts:
  Equities                                          13,628    13,189      (3.2)
  Fixed Income                                         354       269     (24.0)
                                                  --------- ---------
Total Institutional & High Net Worth Separate
 Accounts                                           13,982    13,458      (3.7)
                                                  --------- ---------
Investment Partnerships                              1,061       831     (21.7)
                                                  --------- ---------
Total Assets Under Management                     $ 28,222  $ 27,623      (2.1)
                                                  ========= =========

Table II:                              Fund Flows - 2nd Quarter 2005 (in millions)
                                       -------------------------------------------

                                                                       Market
                                             March 31,     Net      Appreciation/   June 30,
                                               2005     Cash Flows (Depreciation)     2005
                                             ---------  ---------- --------------- ---------
Mutual Funds:
  Equities                                   $ 12,410      ($ 140)      $ 212      $ 12,482
  Fixed Income                                  1,154        (308)          6           852
                                             ---------  ---------- --------------- ---------
Total Mutual Funds                             13,564        (448)        218        13,334
                                             ---------  ---------- --------------- ---------
Institutional & HNW Separate Accounts
  Equities                                     13,364        (478)        303        13,189
  Fixed Income                                    266           1           2           269
                                             ---------  ---------- --------------- ---------
Total Institutional & HNW Separate Accounts    13,630        (477)        305        13,458
                                             ---------  ---------- --------------- ---------

Investment Partnerships                           854         (31)          8           831
                                             ---------  ---------- --------------- ---------
Total Assets Under Management                $ 28,048      ($ 956)      $ 531      $ 27,623
                                             =========  ========== =============== =========

Table III:                                          Assets Under Management (in millions)
                                             -------------------------------------------------

                                                                                                 % Increase/
                                                                                                  (decrease)
                                               6/04       9/04     12/04      3/05      6/05     3/05    6/04
                                             --------- --------- --------- --------- --------- ------- -------
Mutual Funds
  Open end                                   $  7,852  $  7,534  $  8,029  $  7,808  $  7,798    (0.1%)  (0.7%)
  Closed-end                                    3,764     3,727     4,342     4,602     4,684     1.8    24.4
  Fixed income                                  1,563     1,524     1,499     1,154       852   (26.2)  (45.5)
                                             --------- --------- --------- --------- ---------
Total Mutual Funds                             13,179    12,785    13,870    13,564    13,334    (1.7)    1.2
                                             --------- --------- --------- --------- ---------
Institutional & HNW Separate Accounts:
  Equities                                     13,628    13,185    13,587    13,364    13,189    (1.3)   (3.2)
  Fixed Income                                    354       344       388       266       269     1.1   (24.0)
                                             --------- --------- --------- --------- ---------
Total Institutional & HNW Separate Accounts    13,982    13,529    13,975    13,630    13,458    (1.3)   (3.7)
                                             --------- --------- --------- --------- ---------
Investment Partnerships                         1,061       934       814       854       831    (2.7)  (21.7)
                                             --------- --------- --------- --------- ---------
Total Assets Under Management                $ 28,222  $ 27,248  $ 28,659  $ 28,048  $ 27,623    (1.5)   (2.1)
                                             ========= ========= ========= ========= =========

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

         As part of our review, hundreds of documents were examined and approximately fifteen individuals were interviewed. We have found no evidence that any employee participated in or facilitated any "late trading". We also have found no evidence of any improper trading in our mutual funds by our investment professionals or senior executives. As we previously reported, we did find that in August of 2002, we banned an account, which had been engaging in frequent trading in our Global Growth Fund (the prospectus of which did not impose limits on frequent trading) and which had made a small investment in one of our hedge funds, from further transactions with our firm. Certain other investors had been banned prior to that. Since our internal review and requests from regulators for documents and testimony are ongoing, we can make no assurances that additional information will not become available or that we will not become subject to disciplinary action.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared To Three Months Ended June 30, 2004
..........

Consolidated Results - Three Months Ended June 30:

                                           (Unaudited; in thousands, except per share data)

                                                                    2005           2004
                                                                 ---------        -------

Revenues                                                         $ 59,841         $60,204
Expenses                                                           40,210          35,770
                                                                 --------         -------
Operating income                                                   19,631          24,434
Investment income, net                                              4,544           1,549
Interest expense                                                   (3,275)         (4,035)
                                                                 --------         -------
Total other income (expense), net                                   1,269          (2,486)
                                                                 --------         -------
Income before taxes and minority interest                          20,900          21,948
Income tax provision                                                7,838           7,989
Minority interest                                                     107              41
                                                                 --------         -------
Net income                                                       $ 12,955         $13,918
                                                                 ========         =======
Net income per share:
   Basic                                                         $   0.43         $  0.47
                                                                 ========         =======
   Diluted                                                       $   0.43         $  0.46
                                                                 ========         =======
Reconciliation of Net income to Adjusted EBITDA:

Net income                                                       $ 12,955         $13,918
Interest Expense                                                    3,275           4,035
Income tax provision and minority interest                          7,945           8,030
Depreciation and amortization                                         237             239
                                                                 --------         -------
Adjusted EBITDA(a)                                               $ 24,412         $26,222
                                                                 --------         -------



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


         Total revenues were $59.8 million in the second quarter of 2005 down $0.4 million or 0.6% from total revenues of $60.2 million reported in the second quarter of 2004. Operating income declined $4.8 million to $19.6 million down 19.7% from the $24.4 million reported in last year's second quarter. A significant part of this decline was the incremental $1.8 million in stock option expense recorded in the 2005 quarter for the accelerated vesting of stock options. Net income for the quarter was $13.0 million or $0.43 per fully diluted share versus $13.9 million or $0.46 per fully diluted share in the prior year's quarter.

         Investment advisory and incentive fees, which comprised 85.2% of total revenues, were $52.4 million in the second quarter of 2005 up $1.0 million or 2.0% from the $51.3 million reported in the prior year's quarter. The higher revenues from our closed-end funds and investment partnerships were offset by lower revenues from our open-end mutual funds and separate accounts. Closed-end fund revenues increased 16.2% to $9.5 million in the second quarter 2005 up from $8.1 million in the prior year's quarter. The increase in revenues from closed-end funds in the 2005 periods principally resulted from our new closed-end fund, The Gabelli Global Gold, Natural Resources & Income Trust (AMEX: GGN) which launched on March 29, 2005 and the inclusion of The Gabelli Global Utility and Income Trust (AMEX: GLU), which launched at the end of May 2004, for the entire 2005 period. Advisory fees from investment partnerships increased 56.5% in the second quarter 2005 versus the prior year's quarter as the increase in performance fees more than offset the lower management fee revenue as the second quarter of 2004 included a clawback in incentive fees that decreased revenues. For the second quarter 2005, our revenues of $19.5 million from open-end mutual funds were 4.7% lower than the $20.5 million recorded in the 2004 quarter. Our fees from GAMCO separate accounts, which are generally billed based on asset levels at the beginning of a quarter, decreased $0.4 million or 2.1% in the 2005 quarter as compared to the second quarter of 2004.

         Commission revenue, due to lower trading volume, was $2.6 million in the second quarter of 2005, down 36.7% from $4.1 million in the same period a year earlier.

         Revenues from distribution of mutual funds and other income were $4.9 million in the second quarter of 2005 versus $4.8 million in the second quarter of 2004. This increase was the result of an increase in underwriting revenue, as distribution revenues were essentially flat. As previously discussed, several bills were introduced in the prior Congress that, if adopted, would, among other things, pose a risk to our future distribution fee revenue as Rule 12b-1 distribution fees may be limited or eliminated.

         Total expenses, excluding management fee, were $37.9 million in the second quarter of 2005, a 13.7% increase from total expenses of $33.3 million reported in the second quarter of 2004.

         Compensation and related costs, which are largely variable, were $27.4 million or 18.2% higher than the $23.1 million recorded in the same period a year earlier. The increase in compensation was due mostly to a one-time charge of $1.8 million relating to the accelerated vesting of stock options as well as increased variable compensation related to our GAMCO separate accounts of $1.1 million, Investment Partnerships of $1.0 million and Mutual Funds of $0.8. Distribution costs were $4.5 million, a decrease of 10.5% from $5.1 million in the prior year's period as the 2004 quarter included $0.4 million in launch costs for GLU. Other operating expenses were higher by $0.9 million, a 17.1% increase to $6.0 million in the second quarter of 2005 from the prior year second quarter of $5.1 million. This increase included an increase in costs to comply with Sarbanes-Oxley as well as other regulatory and corporate governance initiatives. Management fee expense, which is totally variable and based on pretax income, was 4.8% lower at $2.3 million in the second quarter of 2005 versus $2.4 million in the second quarter of 2004.

         Other income, net of interest expense, was $1.3 million in the second quarter of 2005, a positive swing of $3.8 million from the $2.5 million loss reported in the second quarter of 2004. The net return from our corporate investment portfolio improved to $4.5 million in the 2005 second quarter from $1.5 million in the prior year's quarter. This included $4.2 million in interest and dividend income, $2.2 million or 117.2% higher than the $1.9 million reported in previous year's quarter.

         Interest expense fell to $3.3 million in the second quarter of 2005 from $4.0 million in the comparable prior year quarter. This decrease is a result of the April 1, 2005 repurchase of $50 million of the $100 million 5% convertible note and the remarketing of the senior notes in November 2004, which reduced the interest rate from 6.0% to 5.22%.

         The estimated effective tax rate for the second quarter of 2005 increased to 37.5% from 36.4% for the second quarter of 2004 as we adjusted the tax rate to reflect our estimate of the current year end tax liability.

Six Months Ended June 30, 2005 Compared To Six Months Ended June 30, 2004

Consolidated Results - Six Months Ended June 30:


                                           (Unaudited; in thousands, except per share data)

                                                                  2005             2004
                                                               ---------        ---------
Revenues                                                       $ 121,372        $ 123,743
Expenses                                                          81,587           74,032
                                                               ---------        ---------
Operating income                                                  39,785           49,711
Investment income, net                                             8,611            5,839
Interest expense                                                  (7,204)          (8,081)
                                                               ---------        ---------
Total other income (expense), net                                  1,407           (2,242)
                                                               ---------        ---------
Income before taxes and minority interest                         41,192           47,469
Income tax provision                                              15,447           17,285
Minority interest                                                    108              195
                                                               ---------        ---------
Net income                                                     $  25,637        $  29,989
                                                               =========        =========
Net income per share:
   Basic                                                       $    0.86        $    1.00
                                                               =========        =========
   Diluted                                                     $    0.85        $    0.98
                                                               =========        =========
Reconciliation of Net income to Adjusted EBITDA:

Net income                                                     $  25,637        $  29,989
Interest Expense                                                   7,204            8,081
Income tax provision and minority interest                        15,555           17,480
Depreciation and amortization                                        471              479
                                                               ---------        ---------
Adjusted EBITDA(a)                                             $  48,867         $ 56,029
                                                               ---------        ---------

(b) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and minority interest. Adjusted EBITDA is a Non-GAAP measure and should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States nor should it be considered as an indicator of our overall financial performance. We use Adjusted EBITDA as a supplemental measure of performance as we believe it gives investors a more complete understanding of our operating results before the impact of investing and financing activities as a tool for determining the private market value of an enterprise.

         Total revenues were $121.4 million in the first half of 2005 down $2.4 million or 1.9% from total revenues of $123.7 million reported in the first half of 2004. Operating income declined $9.9 million to $39.8 million down 20.0% from the $49.7 million reported in last year's first six months. Net income for the six months was $25.6 million or $0.85 per fully diluted share versus $30.0 million or $0.98 per fully diluted share in the prior year's six months. One-time charges of $2.6 million related to the launch of our new closed-end fund and the impairment of goodwill at our 80% owned fixed income subsidiary and $1.8 million in incremental costs relating to the accelerated vesting of stock options contributed to the decline in operating income. In addition, other income included a $3.3 million loss recorded for the write down to fair value of certain securities held as available for sale partially offset by a $2.1 million unrealized gain from an investment within our proprietary portfolio which completed an initial public offering during the year. In total, these items reduced earnings by approximately $0.09 per share.

         Investment advisory and incentive fees, which comprised 87.6% of total revenues, were $106.3 million in the first half of 2005 up $1.0 million or 1.0% from the $105.2 million reported in the first half of 2004. The higher revenues from our closed-end funds and investment partnerships were offset by lower revenues from our open-end mutual funds and separate accounts. Closed-end fund revenues increased 12.0% to $17.9 million in the first half of 2005 up from $16.0 million in the prior year's period. The increase in revenues from closed-end funds in the 2005 periods principally resulted from our new closed-end fund, The Gabelli Global Gold, Natural Resources & Income Trust (AMEX: GGN) which launched on March 29, 2005 and the inclusion of The Gabelli Global Utility and Income Trust (AMEX: GLU), which launched at the end of May 2004, for the entire 2005 period. Advisory fees from investment partnerships increased 42.0% in the first half of 2005 versus the prior year's first half due principally to an increase in performance fees as the second quarter of 2004 included a clawback in incentive fees that decreased revenues. For the first six months of 2005, our revenues of $39.6 million from open-end mutual funds were 5.0% lower than the $41.7 million recorded in the 2004 period. Our fees from GAMCO separate accounts, which are generally billed based on asset levels at the beginning of a quarter, decreased $0.6 million or 1.5% in the 2005 period as compared to the first half of 2004.

         Commission revenue, due to lower trading volume, was $5.0 million in the first six months of 2005, down 39.7% from $8.4 million in the same period a year earlier.

         Revenues from distribution of mutual funds and other income were $10.0 million in the first half of 2005 versus $10.2 million in the first half of 2004. This decrease was a result of a 3.4% decrease in average assets for open-end equity funds for the first six months of 2005 versus the prior year first six months, which generate distribution revenues under 12b-1 compensation plans. As previously discussed, several bills were introduced in the prior Congress that, if adopted, would, among other things, pose a risk to our future distribution fee revenue as Rule 12b-1 distribution fees may be limited or eliminated.

         Total expenses, excluding management fee, were $77.0 million in the first half of 2005, a 12.0% increase from total expenses of $68.8 million reported in the first half of 2004. The increase in expenses included one-time charges of $4.4 million which consisted of launch costs of $1.5 million related to our new closed-end fund, The Gabelli Global Gold, Natural Resources & Income Trust, a $1.1 million charge recorded for the impairment of goodwill related to our 80% owned fixed income subsidiary and $1.8 million in incremental costs relating to the accelerated vesting of stock options.

         Compensation and related costs, which are largely variable, were $53.5 million, 9.3% higher than the same period a year earlier. The increase in compensation was due mostly to a one-time charge of $1.8 million relating to the accelerated vesting of stock options as well as increased variable compensation related to our GAMCO separate accounts of $1.8 million and Investment Partnerships of $1.4 million and slightly offset by a decrease in commission payouts of $0.9 million. Distribution costs were $10.7 million, an increase of 11.3% from $9.7 million in the prior year's period. This increase was largely the result of launch costs of $1.5 million for our new closed-end fund, The Gabelli Global Gold, Natural Resources & Income Trust. Other operating expenses were higher by $2.6 million, a 25.7% increase to $12.8 million in the first half of 2005 from the prior year first half of $10.1 million. This increase included an increase in costs to comply with Sarbanes-Oxley as well as other regulatory and corporate governance initiatives. Management fee expense, which is totally variable and based on pretax income, was 13.2% lower at $4.6 million in the first six months of 2005 versus $5.3 million in the first six months of 2004.

         Other income, net of interest expense, was $1.4 million in the first half of 2005, higher by $3.6 million from the $2.2 million loss reported in the first half of 2004. The 2005 period included the $3.3 million write down to fair value of certain securities held as available for sale as discussed above in
Item 1. In accordance with SFAS No. 115, the available for sale securities were written down to fair value from their cost basis for declines which were considered to be other than temporary based on interpretive guidance provided by the SEC's Staff Accounting Bulletin No. 59. Of this amount, $3.1 million was previously recorded as comprehensive loss and resulted in a $1.8 million reduction, net of management fee and taxes, of stockholders' equity at the end of 2004. As these losses are no longer included as comprehensive loss at June 30, 2005, there was a $1.8 million increase, net of management fee and taxes, included in stockholders' equity recorded in the first half of 2005.

         Interest expense decreased to $7.2 million in the first six months of 2005 from $8.1 million in the comparable prior year period. This decrease is a result of the April 1, 2005 repurchase of $50 million of the $100 million 5% convertible note and the remarketing of the senior notes in November 2004, which reduced the interest rate from 6.0% to 5.22%.

         The estimated effective tax rate for the second quarter of 2005 increased to 37.5% from 36.4% for the second quarter of 2004 as we adjusted the tax rate to reflect our estimate of the current year end tax liability.

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


                                                                                      Six Months Ended June 30,
                                                                                ----------------------------------
                                                                                     2005                  2004
                                                                                -------------          -----------
              Cash flows provided by (used in):                                            (in thousands)
                 Operating activities                                           $    (51,124)            $  (5,980)
                 Investing activities                                                  1,359               (35,905)
                 Financing activities                                                (15,874)              (17,168)
                                                                                -------------          -----------
                 Decrease                                                            (65,639)              (59,053)
                  Effect of exchange rates on cash and cash
                      equivalents                                                        (44)                    -
                 Cash and cash equivalents at beginning of period                    257,096               386,511
                                                                                -------------          -----------
                 Cash and cash equivalents at end of period                     $    191,413             $ 327,458
                                                                                ============           ===========


         Cash requirements and liquidity needs have historically been met through cash generated by operating activities and through our borrowing capacity. We have received investment grade ratings from both Moody's Investors Services and Standard & Poor's Rating Services. These investment grade ratings expand our ability to attract both public and private capital. In February, our Board of Directors authorized a plan to file a "shelf" registration statement on Form S-3, which was filed on June 13th. If and when declared effective, the shelf process will provide us opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount of $400 million. This authorization is in addition to the remaining $120 million available under our "shelf" registration filed in 2001.

         At June 30, 2005, we had total cash and cash equivalents of $191.4 million, a decrease of $65.7 million from December 31, 2004. Gabelli has established a collateral account, consisting of cash and cash equivalents and investments in securities totaling $53.8 million, to secure a letter of credit issued in favor of the holder of the $50 million 5% convertible note. On April 1, 2005 the letter of credit was reduced to $51.3 million and extended to September 22, 2006, which coincides with the date of a put option the note holder may exercise. Additionally, the principal of the convertible note was reduced to $50 million and limitations on the issuance of additional debt were removed. Cash and cash equivalents and investments in securities held in the collateral account are restricted from other uses until the date of expiration. Total debt at June 30, 2005 was $232.3 million, consisting of the $50 million 5% convertible note, $100 million of 5.5% non-callable senior notes due May 15, 2013 and $82.3 million in 5.22% senior notes due February 17, 2007, issued pursuant to our mandatory convertible securities. On February 17, 2005, we issued approximately 1,517,000 shares of class A common stock in settlement of the 2,822,700 purchase contracts issued pursuant to our mandatory convertible securities resulting in proceeds of $70.6 million. The settlement rate of 0.5376 was determined based on the average closing price per share of class A common stock for the twenty consecutive trading days ending February 14, 2005.

         Cash used in operating activities was $51.1 million in the first six months of 2005 principally resulting from a $69.3 million increase in investments in securities, a $18.7 million increase in receivable from brokers and a $6.6 million decrease in income taxes payable partially offset by $25.6 million in net income, a $10.0 million decrease in investment advisory fees receivable and a $3.9 million increase in compensation payable. Cash used in operating activities was $6.0 million in the first six months of 2004 principally from an $18.9 million increase in investments in securities, a $15.6 million increase in receivable from brokers, a $6.8 million decrease in income taxes payable and a $5.7 million reduction in payable to brokers partially offset by $30.0 million in net income, a $4.9 million decrease in investment advisory fees receivable and a $4.6 million decrease in receivables from affiliates.

         Cash provided by investing activities, related to investments in and distributions from partnerships and affiliates and purchases and sales of available for sale securities, was $1.4 million in the first six months of 2005. Cash used in investing activities, related to investments in and distributions from partnerships and affiliates and purchases and sales of available for sale securities, was $35.9 million in the first six months of 2004.

         Cash used in financing activities in the first six months of 2005 was $15.9 million. The decrease in cash principally resulted from the repurchase of $50 million of our $100 million 5% convertible note on April 1, 2005, $18.6 million in dividends paid and the repurchase of our class A common stock under the Stock Repurchase Program. This was partially offset by $70.6 million in proceeds from the issuance of 1.5 million shares of class A common stock in settlement of the purchase contracts issued pursuant to our mandatory convertible securities and $0.6 million received from the exercise of non-qualified stock options that further generated cash tax savings of $0.2 million.

         Cash used in financing activities in the first six months of 2004 was $17.2 million. The decrease in cash principally resulted from the repurchase of our class A common stock and mandatory convertible securities under the respective Stock Repurchase Programs of $12.3 million, the payments of the $0.02 per share quarterly dividend and $0.10 per share special dividend that were paid to all shareholders on record of June 15, 2004 that totaled $3.6 million and the $50 per share dividend paid by our 92% owned subsidiary, Gabelli Securities, Inc., to its shareholders resulting in a payment to minority shareholders of $2.7 million. This was partially offset by the $1.5 million received from the exercise of non-qualified stock options that further generated cash tax savings of $0.4 million.

         Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future. We have no material commitments for capital expenditures.

         Gabelli & Company, Inc., a subsidiary of Gabelli, is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. At June 30, 2005, Gabelli & Company had net capital, as defined, of approximately $14.2 million, exceeding the regulatory requirement by approximately $14.0 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

Market Risk

         We are subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. Our exposure to market risk is directly related to our role as financial intermediary, advisor and general partner for assets under management in our mutual funds, institutional and separate accounts business, alternative investment products and our proprietary investment activities. At June 30, 2005, our primary market risk exposure was to changes in equity prices and interest rates.

         With respect to our proprietary investment activities included in investments in securities of $366.7 million at June 30, 2005 were investments in Treasury Bills and Notes of $201.5 million, in mutual funds, largely invested in equity products, of $109.5 million, a selection of common and preferred stocks totaling $55.4 million and other investments of approximately $0.2 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. Of the approximately $55.4 million invested in common and preferred stocks at June 30, 2005, $19.4 million is related to our investment in Westwood Holdings Group Inc. and $21.3 million is invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Investments in partnerships and affiliates totaled $85.7 million at June 30, 2005, the majority of which consisted of alternative investment products which invest in risk arbitrage opportunities. These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

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

Recent Accounting Developments

         We adopted SFAS 123 (R) on January 1, 2005. In light of our modified prospective adoption of the fair value recognition provisions of SFAS 123 (R) for all grants of employee stock options, the adoption of SFAS 123 (R) did not have a material impact on our consolidated financial statements.

         In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which was subsequently revised in December 2003 by FASB Interpretation No. 46(R) ("FIN46R"). FIN46R provides new criteria for determining whether or not consolidation accounting is required for off-balance sheet activities conducted through certain types of entities. This interpretation focuses on financial interests in entities (i.e., variable interests) that indicate control despite the absence of clear control through voting interest. It concludes that a company's exposure (variable interest) to the economic risks and rewards from the entity's assets and activities are the best evidence of control. The interpretation requires that these variable interest entities (VIEs) be subject to consolidation if the company holding the variable interest is subject to a majority of the expected losses or will receive a majority of the expected residual returns of the VIE (the "primary beneficiary"). As the primary beneficiary it would be required to include the variable interest entity's assets, liabilities and results of operations in its own financial statements.

         We implemented FIN46R for the quarter ended March 31, 2004 based on the provisions of the interpretation and concluded that the limited partnerships and offshore funds managed by Gabelli are VIEs. However, in most cases, it was concluded based on the provisions of the interpretation that Gabelli was not the primary beneficiary of these entities. For those entities for which it was determined that Gabelli was the primary beneficiary, we concluded that the effect of consolidating these entities would not have a material impact on our consolidated financial statements and, therefore, we did not consolidate these entities.

         We serve as General Partner, co-General Partner or Investment Manager of certain limited partnerships and offshore funds which are classified as VIEs. These limited partnerships and offshore funds seek to earn absolute returns for investors and are primarily focused within the following strategies: merger arbitrage, event-driven long/short equity funds, sector-focused funds and merchant banking. Our involvement with limited partnerships and offshore funds began in 1985 and 1989, respectively, but the majority of these VIEs were launched between 1999 and 2004.

         The gross assets, gross liabilities, total net assets and our investments in limited partnerships and offshore funds classified as VIEs for which we are the primary beneficiary were as follows on June 30, 2005:

                               Gross Assets of    Gross Liabilities    Total Net Assets      GBL Investments
                                    VIEs               of VIEs              of VIEs              in VIEs
                             ------------------   -----------------   ----------------      ----------------
Limited Partnerships         $  17,349,023         $    50,883          $ 17,298,140         $ 12,103,875
Offshore Funds               $   4,870,879         $ 1,160,532          $  3,710,347         $  3,710,347

         If we had chosen to consolidate the above VIEs for which we are the primary beneficiary we would have increased total assets by $6.4 million, total liabilities by $1.2 million and minority interest payable by $5.2 million. There would have been no change to net income.

         The total net assets and our investments in limited partnerships and offshore funds classified as VIEs for which we are not the primary beneficiary were as follows on June 30, 2005:

                             Total Net Assets      GBL Investments
                                 of VIEs              in VIEs
                             ----------------     ----------------
Limited Partnerships         $ 186,418,516        $     7,989,416
Offshore Funds               $ 206,620,286        $    25,077,062

         As General Partner or co-General Partner of a limited partnership, we are contingently liable for all of the limited partnerships' liabilities. On June 30, 2005 this contingent liability was $0.4 million. For offshore funds classified as VIEs where we serve as Investment Manager, our exposure to the activities of these funds is limited to our investment in each respective VIE.

         In June 2005, the FASB ratified the consensus EITF 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights", which provides guidance in determining whether a general partner controls a limited partnership. The provisions of EITF 04-5 are not applicable to limited partnerships or similar entities accounted for as VIEs pursuant to FIN46R. Therefore, we have determined that EITF 04-5 will have no impact on our consolidated financial statements as of June 30, 2005 as our investment in partnerships and offshore funds where we are the General Partner, co-General Partner or Investment Manager have been determined to be VIEs and have been accounted for pursuant to the provisions of FIN46R.

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

Part II:  Other Information

 Item 2. Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities

The following table provides information with respect to the shares of common stock we repurchased during the three months ended June 30, 2005:

                                                                            (c) Total Number of
                                                                            Shares Repurchased as  (d) Maximum
                                  (a) Total         (b) Average             Part of Publicly        Number of Shares
                                  Number of         Price Paid Per          Announced               That May Yet Be
                                  Shares            Share, net of           Plans or                Purchased Under the
       Period                     Repurchased       Commissions             Programs                Plans or Programs
----------------------------------------------------------------------------------------------------------------------------
        GBL
        4/01/05 - 4/30/05          202,300           $ 40.77                   202,300               694,993
        5/01/05 - 5/31/05          138,400           $ 41.17                   138,400               556,593
        6/01/05 - 6/30/05           40,400           $ 43.91                    40,400               516,193
                                   -------                                     -------
        Totals                     381,100                                     381,100
                                   =======                                     =======


Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Gabelli Asset Management Inc. was held in Greenwich, Connecticut on May 10, 2005. At that meeting, the stockholders considered and acted upon the following matters:

THE ELECTION OF DIRECTORS. The stockholders elected the following individuals to serve as directors until the 2006 annual meeting of stockholders and until their respective successors are duly elected and qualified. All the directors were elected with more than 98% of the total votes cast.

                           Edwin L. Artzt
                           Raymond C. Avansino, Jr.
                           John C. Ferrara
                           John D. Gabelli
                           Mario J. Gabelli
                           Alan C. Heuberger
                           Robert S. Prather, Jr.
                           Karl Otto Pohl
                           Frederic V. Salerno
                           Vincent S. Tese

NAME CHANGE. The stockholders approved an amendment to Article I of our Restated Certificate of Incorporation to change the name of the corporation to "GAMCO Investors, Inc." This proposal was approved by more than 98% of the votes cast.

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

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the three months ended June 30, 2005.


1. Current Report on Form 8-K dated April 28, 2005 containing the press release disclosing the Company's operating results for the first quarter ended March 31, 2005.

2. Current Report on Form 8-K dated June 15, 2005 containing the press release disclosing that the Company's Board of Directors approved the accelerated vesting of all unvested stock options.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GABELLI ASSET MANAGEMENT INC.
                                    --------------------------------------------
                                                   (Registrant)


         August 9, 2005             /s/ Michael R. Anastasio
         --------------------       --------------------------------------------
         Date                       Michael R. Anastasio
                                    Chief Financial Officer