Form 10-Q
period 2005-09-30
GAMCO INVESTORS, INC. ET AL
filed 2005-11-09
CIK 1060349

1

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission File No. 1-106
                    -----


                              GAMCO INVESTORS, INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in
Exchange Act Rule 12b-2).              Yes [_]  No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

              Class                              Outstanding at October 31, 2005
              -----                              -------------------------------
Class A Common Stock, .001 par value                        6,487,517
Class B Common Stock, .001 par value                       23,128,500

                                      INDEX
                                      -----

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES


PART I.       FINANCIAL INFORMATION
-----------------------------------


Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Statements of Income:
              -    Three months ended September 30, 2005 and 2004
              -    Nine months ended September 30, 2005 and 2004

              Condensed Consolidated Statements of Financial Condition:
              -    December 31, 2004 (Audited)
              -    September 30, 2005
              -    September 30, 2004

              Condensed Consolidated Statements of Stockholders' Equity and
                 Comprehensive Income:
              -    Three months ended September 30, 2005 and 2004
              -    Nine months ended September 30, 2005 and 2004

              Condensed Consolidated Statements of Cash Flows:
              -    Three months ended September 30, 2005 and 2004
              -    Nine months ended September 30, 2005 and 2004

              Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosure about Market Risk)

Item 4.       Controls and Procedures

PART II.      OTHER INFORMATION
-------------------------------

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 6.       Exhibits and Reports on Form 8-K



 SIGNATURES
-------------

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (In thousands, except per share data)




                                           Three Months Ended          Nine Months Ended
                                              September 30,              September 30,
                                    ------------------------------------------------------
                                           2005          2004        2005           2004
                                          -------       -------    --------       --------
Revenues
  Investment advisory and incentive
   fees                                  $57,547       $49,685    $163,837       $154,928
  Commission revenue                       3,259         2,962       8,298         11,312
  Distribution fees and other income       5,428         4,590      15,471         14,740
                                          -------       -------    --------       --------
     Total revenues                       66,234        57,237     187,606        180,980
Expenses
  Compensation and related costs          28,189        23,380      81,697         72,335
  Management fee                           3,495         2,284       8,072          7,558
  Distribution costs                       4,931         4,537      15,679         14,193
  Other operating expenses                 7,021         5,085      19,775         15,232
                                          -------       -------    --------       --------
     Total expenses                       43,636        35,286     125,223        109,318

Operating income                          22,598        21,951      62,383         71,662
Other income (expense)
  Net gain (loss) from investments         6,937          (296)      7,919          1,949
  Interest and dividend income             5,216         2,916      12,845          6,510
  Interest expense                        (3,298)       (4,014)    (10,502)       (12,095)
                                          -------       -------    --------       --------
     Total other income (expense),
      net                                  8,855        (1,394)     10,262         (3,636)
                                          -------       -------    --------       --------
Income before income taxes and
 minority interest                        31,453        20,557      72,645         68,026
  Income tax provision                    11,795         7,483      27,242         24,768
  Minority interest                          210            43         318            238
                                          -------       -------    --------       --------
    Net income                           $19,448       $13,031    $ 45,085       $ 43,020
                                          =======       =======    ========       ========

Net income per share:
  Basic                                  $  0.65       $  0.44    $   1.51       $   1.44
                                          =======       =======    ========       ========

  Diluted                                $  0.64       $  0.43    $   1.48       $   1.41
                                          =======       =======    ========       ========

Weighted average shares outstanding:
  Basic                                   29,935        29,707      29,859         29,886
                                          =======       =======    ========       ========

  Diluted                                 31,079        31,820      31,323         32,011
                                          =======       =======    ========       ========


Dividends declared:
   Quarterly                             $  0.02       $  0.02    $   0.06       $   0.04
                                          =======       =======    ========       ========
   Special                               $     -       $  1.00    $      -       $   1.10
                                          =======       =======    ========       ========


See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)

                                                                September 30   September 30     December 31,
                                                                    2005          2004              2004
                                                                 ---------      ---------        ----------
ASSETS                                                              (Unaudited)

Cash and cash equivalents, including restricted cash of
     $2,483, $1,902 and $1,054.                                 $ 205,050      $ 337,830        $  257,096
Investments in securities, including restricted securities
     of $51,731, $101,969 and $102,111.                           391,484        249,779           292,350
Investments in partnerships and affiliates                         90,241         91,149            89,339
Receivable from brokers                                             8,692         22,620             5,539
Investment advisory fees receivable                                19,005         17,894            26,567
Other assets                                                       26,827         25,051            28,081
                                                                 ---------      ---------        ----------

     Total assets                                               $ 741,299      $ 744,323        $  698,972
                                                                 =========      =========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers                                              $      86      $       -        $      302
Income taxes payable, including deferred taxes of $1,713,
     $2,016 and $938.                                               6,580          5,608             8,526
Compensation payable                                               41,388         33,871            27,645
Capital lease obligation                                            3,039          2,751             3,167
Securities sold, not yet purchased                                    337          1,084             1,088
Dividends payable                                                       -              -            17,302
Accrued expenses and other liabilities                             19,222         16,669            17,585
                                                                 ---------      ---------        ----------

     Total operating liabilities                                   70,652         59,983            75,615

5.5% Senior notes (due May 15, 2013)                              100,000        100,000           100,000
5% Convertible note (conversion price, $52.00 per share;
   note due August 14, 2011)                                       50,000        100,000           100,000
5.22% Senior notes (due February 17, 2007)                         82,308              -                 -
Mandatory convertible securities (purchase contract
 settlement
   date, February 17, 2005; notes due February 17, 2007)                -         82,308            82,308
                                                                 ---------      ---------        ----------

     Total liabilities                                            302,960        342,291           357,923

Minority interest                                                   5,981          5,916             6,171

Stockholders' equity
Class A Common Stock, $0.001 par value; 100,000,000
    shares authorized; 9,640,339, 7,778,625 and 8,081,356
    issued and outstanding, respectively                               10              8                 8
Class B Common Stock, $0.001 par value; 100,000,000
    shares authorized; 23,128,500, 23,128,500 and
     23,128,500
    issued and outstanding, respectively                               23             23                23
Additional paid-in capital                                        235,735        147,381           161,053
Retained earnings                                                 311,671        296,116           268,519
Accumulated comprehensive gain / (loss)                             2,171           (624)              (53)
Treasury stock, at cost (2,907,022, 1,349,272 and
 2,372,822
    shares, respectively)                                        (117,252)       (46,788)          (94,672)
                                                                 ---------      ---------        ----------
     Total stockholders' equity                                   432,358        396,116           334,878
                                                                 ---------      ---------        ----------

Total liabilities and stockholders' equity                      $ 741,299      $ 744,323        $  698,972
                                                                 =========      =========        ==========


See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                    UNAUDITED
                                 (In thousands)


                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,            September 30,
                                                           -----------------------------------------------------
                                                                  2005         2004        2005           2004
                                                                --------     --------    --------       --------
Stockholders' equity - beginning of period                     $417,318     $392,803    $334,878       $378,311
Comprehensive income:
  Net income                                                     19,448       13,031      45,085         43,020
  Translation adjustments                                            (9)           -          25              -
  Net unrealized gain (loss) on securities available for
   sale                                                             316        1,368       2,199         (2,104)
                                                                --------     --------    --------       --------
Comprehensive income                                             19,755       14,399      47,309         40,916
                                                                --------     --------    --------       --------

Dividends declared                                                 (599)        (593)     (1,933)        (4,171)
Stock option expense                                                  -          467       2,760          1,352
Proceeds from settlement of purchase contracts                        -            -      70,568              -
Purchase and retirement of mandatory convertible securities           -           15           -             45
Capitalized costs                                                   (16)           -         (31)             -
Exercise of stock options including tax benefit                     648          678       1,387          2,510
Purchase of treasury stock                                       (4,748)     (11,653)    (22,580)       (22,847)
                                                                --------     --------    --------       --------
Stockholders' equity - end of period                           $432,358     $396,116    $432,358       $396,116
                                                                ========     ========    ========       ========


See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)
                                                                Three Months Ended         Nine Months Ended
                                                                   September 30,              September 30,
                                                            -----------------------------------------------------
                                                                   2005         2004         2005          2004
                                                                 --------     --------     --------      --------
Operating activities
Net income                                                      $ 19,448     $ 13,031     $ 45,085      $ 43,020
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
Equity in losses / (gains) from partnerships and affiliates       (2,540)         403       (5,236)       (1,562)
Depreciation and amortization                                        298          241          769           720
Stock-based compensation expense                                       -          467        2,760         1,352
Tax benefit from exercise of stock options                           133          191          287           570
Foreign currency (gain) / loss                                        (6)           -          196             -
Other-than-temporary loss on available for sale securities             -            -        3,301             -
Impairment of goodwill                                                 -            -        1,127             -
Minority interest in net income of consolidated subsidiaries         210           43          318           238
Realized gains on available for sale securities                        -            -            -          (101)
(Increase) decrease in operating assets:
   Investments in securities                                     (23,699)       6,263      (93,007)      (12,680)
   Investment advisory fees receivable                            (2,423)      (1,248)       7,563         3,671
   Receivables from affiliates                                      (216)       1,070          364         5,653
   Receivable from brokers                                        15,582       (5,795)      (3,154)      (21,388)
   Other assets                                                      711          778       (1,020)          366
Increase (decrease) in operating liabilities:
   Payable to brokers                                                 85           (1)        (216)       (5,692)
   Income taxes payable                                            3,342        1,365       (3,260)       (5,463)
   Compensation payable                                            9,418        4,335       13,352         8,692
   Accrued expenses and other liabilities                          3,686          517        1,407        (2,120)
   Securities sold, not yet purchased                             (3,020)          15         (751)          419
                                                                 --------     --------     --------      --------
Total adjustments                                                  1,561        8,644      (75,200)      (27,325)
                                                                 --------     --------     --------      --------
Net cash provided by (used in) operating activities               21,009       21,675      (30,115)       15,695
                                                                 --------     --------     --------      --------

Investing activities
Purchases of available for sale securities                          (560)        (822)      (5,520)       (9,927)
Proceeds from sales of available for sale securities                   -            -            -           600
Distributions from partnerships and affiliates                     1,074        2,552       18,076        12,509
Investments in partnerships and affiliates                        (3,058)        (727)     (13,741)      (38,084)
                                                                 --------     --------     --------      --------
Net cash (used in) provided by investing activities               (2,544)       1,003       (1,185)      (34,902)
                                                                 --------     --------     --------      --------

Financing activities
Dividend paid to minority stockholders of subsidiary                   -            -         (544)       (2,718)
Accrual for settlement of minority interest                           36            -           36             -
Proceeds from exercise of stock options                              515          487        1,100         1,939
Repurchase of 5% convertible note                                      -            -      (50,000)            -
Dividends paid                                                      (599)        (593)     (19,235)       (4,171)
Purchase of mandatory convertible securities                           -         (547)           -        (1,677)
Proceeds from settlement of purchase contracts                         -            -       70,568             -
Capitalized costs                                                    (16)           -          (31)            -
Purchase of treasury stock                                        (4,748)     (11,653)     (22,580)      (22,847)
                                                                 --------     --------     --------      --------
Net cash used in financing activities                             (4,812)     (12,306)     (20,686)      (29,474)
                                                                 --------     --------     --------      --------
Net increase (decrease) in cash and cash equivalents              13,653       10,372      (51,986)      (48,681)
Effect of exchange rates on cash and cash equivalents                (16)           -          (60)            -
Cash and cash equivalents at beginning of period                 191,413      327,458      257,096       386,511
                                                                 --------     --------     --------      --------
Cash and cash equivalents at end of period                      $205,050     $337,830     $205,050      $337,830
                                                                 ========     ========     ========      ========


See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

A.  Basis of Presentation

         Unless we have indicated otherwise, or the context otherwise requires, references in this report to "GAMCO Investors, Inc.," "GAMCO," "we," "us" and "our" or similar terms are to GAMCO Investors, Inc. (formerly, Gabelli Asset Management Inc.), its predecessors and its subsidiaries.

         The unaudited interim Condensed Consolidated Financial Statements of GAMCO Investors, Inc. included herein have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of GAMCO for the interim periods presented and are not necessarily indicative of a full year's results.

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

         For the nine month period ended September 30, 2005, there were $3.3 million in losses on available for sale securities deemed to be other than temporary which were recorded in the statement of income. There were no losses in the three month period ended September 30, 2005 or in the prior year's three month or nine month periods ended September 30, 2004.

         The losses related to available for sale securities in the nine month period ended September 30, 2005 were offset by gains related to our $100,000 venture capital investment in optionsXpress Holdings, Inc. (Nasdaq: OXPS) made in 2001 through our 92% owned subsidiary, Gabelli Securities, Inc. OXPS completed its initial public offering during the first quarter of 2005. We recorded a total gain of $4.8 million on OXPS for the first nine months of 2005, of which $2.7 million was recognized during the third quarter of 2005. In addition we had previously recorded a gain of $0.9 million related to this investment in the fourth quarter of 2003. During the third quarter of 2005, we sold 155,000 shares for approximately $2.8 million. We recorded a total gain on these shares of $2.3 million for the first nine months of 2005, of which $1.3 million was recorded in the third quarter. Gabelli Securities, Inc. owned approximately 160,000 shares at September 30, 2005, which are held for trading purposes. These shares have an original cost basis of $0.23 per share and were written up to $3.11 per share in December 2003 concurrent with a second round of financing prior to the IPO, and were marked to market at $19.04 per share on September 30, 2005.

         At September 30, 2005 and 2004, the market value of investments available for sale was $82.0 million and $73.1 million, respectively. An unrealized gain in market value, net of management fee and taxes, of $2.1 million and an unrealized loss in market value, net of management fee and taxes, of $624,000 has been included in stockholders' equity for September 30, 2005 and 2004, respectively.

         There were no sales of investments available for sale for the three and nine month periods ended September 30, 2005. Proceeds from sales of investments available for sale were approximately $0.6 million for the nine month period ended September 30, 2004. For the first nine months of 2004, gross gains on the sale of investments available for sale amounted to $101,000; there were no gross losses on the sale of investments available for sale.

C. Earnings Per Share

   The computations of basic and diluted net income per share are as follows:

                                                   Three Months Ended           Nine Months Ended
                                                      September 30,                September 30,
(in thousands, except per share amounts)           2005           2004           2005         2004
                                                 -------        -------        -------      -------
Basic:
Net income                                      $19,448        $13,031        $45,085      $43,020
                                                 =======        =======        =======      =======
Average shares outstanding                       29,935         29,707         29,859       29,886
                                                 =======        =======        =======      =======
Basic net income per share                      $  0.65        $  0.44        $  1.51      $  1.44
                                                 =======        =======        =======      =======

Diluted:
Net income                                      $19,448        $13,031        $45,085      $43,020
Add interest expense on 5% convertible
 note,
   net of management fee and taxes                  352            716          1,406        2,147
                                                 -------        -------        -------      -------
Total                                           $19,800        $13,747        $46,491      $45,167
                                                 =======        =======        =======      =======

Average shares outstanding                       29,935         29,707         29,859       29,886
Dilutive stock options                              182            190            185          202
Assumed conversion of 5% convertible note           962          1,923          1,279        1,923
                                                 -------        -------        -------      -------
Total                                            31,079         31,820         31,323       32,011
                                                 =======        =======        =======      =======
Diluted net income per share                    $  0.64        $  0.43        $  1.48      $  1.41
                                                 =======        =======        =======      =======

D. Stockholders' Equity

         Shares outstanding on September 30, 2005 were 29,861,817, which is approximately 3.6% higher than shares outstanding of 28,837,034 at the end of 2004 and approximately 1.0% above shares outstanding of 29,557,853 on September 30, 2004 reflecting the issuance of 1,517,483 shares of class A common stock in settlement of the purchase contracts issued pursuant to our mandatory convertible securities on February 17, 2005 and the repurchase of approximately
0.5 million shares and 1.6 million shares during the nine and twelve month periods, respectively. Fully diluted shares outstanding for the third quarter 2005 were 31,079,413 approximately 0.4% lower than second quarter 2005 fully diluted shares of 31,211,347 and approximately 2.3% lower than our fully diluted shares of 31,820,157 for the third quarter 2004.

         Our Board of Directors has announced that the regular quarterly dividend will be increased 50% to $0.03 per share beginning with the fourth quarter 2005. The Board of Directors also declared a quarterly dividend of $0.02 per share that was paid on September 28, 2005 to shareholders of record on September 15, 2005. During the first nine months of 2005, we have paid total dividends of $0.66 per share to all shareholders, which includes a special dividend of $0.60 per share on January 18, 2005. This follows the $1.16 per share of dividends paid in 2004 which included special dividends of $0.10 per share in the second quarter 2004 and $1.00 per share in the fourth quarter 2004.

Stock Award and Incentive Plan

         During June 2005, we announced that our Board of Directors approved the accelerated vesting of all unvested stock options. In accordance with Statement of Financial Accounting Standards ("SFAS") 123(R), the acceleration of vesting resulted in the recognition of approximately $1.8 million of incremental compensation expense during the second quarter 2005. As a result, we did not recognize any stock-based compensation expense for the three months ended September 30, 2005. For the three months ended September 30, 2004, we recognized stock-based compensation expense of $467,000. For the nine months ended September 30, 2005 and 2004, we recognized $2,760,000 and $1,352,000, respectively, in stock-based compensation. For the fourth quarter of 2005 compensation expense will be lower by approximately $467,000 as compared to the prior year quarter as we currently estimate there will be no stock option expense in the 2005 quarter.

         Proceeds from the exercise of 19,275 and 22,900 stock options were $515,000 and $487,000 for the three months ended September 30, 2005 and 2004, respectively, resulting in a tax benefit to GAMCO of $133,000 and $191,000 for the three months ended September 30, 2005 and 2004, respectively. Proceeds from the exercise of 41,500 and 81,025 stock options were $1,100,000 and $1,939,000 for the nine months ended September 30, 2005 and 2004, respectively, resulting in a tax benefit to GAMCO of $287,000 and $570,000 for the nine months ended September 30, 2005 and 2004, respectively.

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

         We adopted SFAS 123 (R) on January 1, 2005. In light of our modified prospective adoption of the fair value recognition provisions of SFAS 123 (R) for all grants of employee stock options, the adoption of SFAS 123 (R) did not have a material impact on our consolidated financial statements. During June 2005, the Board of Directors authorized the accelerated vesting of all unvested stock options as of July 1, 2005. This resulted in the expensing of an additional $1.8 million in stock option expense during the second quarter of 2005. All compensation costs related to stock options granted have been recognized in our consolidated financial statements.

         If we had elected for 2001 and 2002 to account for our stock options under the fair value method of SFAS No. 123 "Accounting for Stock Based Compensation," our net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                  Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                   2005        2004       2005        2004
                                 -------     -------    -------     -------
Net income (in thousands):
  As reported                   $19,448     $13,031    $45,085     $43,020
  Pro forma                     $19,448     $13,009    $45,085     $42,864

Net income per share - Basic
  As reported                   $  0.65     $  0.44    $  1.51     $  1.44
  Pro forma                     $  0.65     $  0.44    $  1.51     $  1.44

Net income per share -
 Diluted
  As reported                   $  0.64     $  0.43    $  1.48     $  1.41
  Pro forma                     $  0.64     $  0.43    $  1.48     $  1.41


 Stock Repurchase Program

         In March 1999, the Board of Directors established the Stock Repurchase Program to grant us authority to repurchase shares of our Class A common stock. For the three and nine months ended September 30, 2005, we repurchased 106,600 and 534,200 shares at an average investment of $44.93 and $42.25, respectively. Since the inception of the program we have repurchased 3,307,826 shares at an average investment of $37.33 per share. During August 2005, the Board of Directors authorized an additional 500,000 shares to be repurchased. At September 30, 2005 the total shares available under the program to be repurchased was approximately 910,000.

         The Board of Directors had also previously approved the repurchase of up to 900,000 shares of our mandatory convertible securities. During the third quarter and first nine months of 2004, we repurchased 22,500 shares at an average investment of $24.10 per share and 68,900 shares at an average investment of $24.67 per share, respectively. A gain attributable to the debt component of the mandatory convertible securities totaling $24,000 and $34,000 has been included in other income (expense) for both the three and nine months ended September 30, 2004, respectively. The total shares repurchased were 307,700 at a total investment of $6.9 million. In February 2005 we issued approximately 1,517,000 shares of class A common stock in settlement of the 2,822,700 purchase contracts issued pursuant to our mandatory convertible securities resulting in proceeds of $70.6 million. The settlement rate of 0.5376 was determined based on the average closing price per share of class A common stock for the twenty consecutive trading days ending February 14, 2005.

         In June 2005, the firm filed a "shelf" registration statement on Form S-3. The shelf is currently being reviewed by the staff of the Securities and Exchange Commission. If and when declared effective, the shelf process will provide us with opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount of $400 million. This authorization is in addition to the remaining $120 million available under our "shelf" registration filed in 2001.

E. Goodwill

          In accordance with SFAS 142 "Accounting for Goodwill and Other Intangible Assets," we assess the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant. During the first quarter of 2005, assets under management for our fixed income business decreased approximately 42% from the beginning of the year, triggering under our accounting policies the need to reassess goodwill for this 80% owned subsidiary. Using a present value cash flow method, we reassessed goodwill for this entity and determined that the value of the entity no longer justified the amount of goodwill. Accordingly, we recorded a charge of $1.1 million for the impairment of goodwill that represented the entire amount of goodwill for this entity during the first quarter of 2005. There was no impairment charge recorded for the three months ended September 30, 2005. There remains $3.5 million of goodwill related to our 92% owned subsidiary, Gabelli Securities, Inc.

F. Subsequent Events

         On October 5, 2005, the Company announced that a total of approximately 110 option holders elected to tender options to purchase an aggregate of approximately 522,000 shares of its Class A common stock. These option holders received an aggregate of approximately $9.7 million in cash (less any withholding taxes). As a result of the completion of the tender offer, there will be a reduction in fully diluted shares outstanding of approximately 130,000 shares for the fourth quarter 2005.

         From October 1 through October 31, 2005, we repurchased 247,300 shares of our class A common stock, under the Stock Repurchase Program, at an average investment of $44.61 per share.

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Overview

         GAMCO Investors, Inc. (formerly, Gabelli Asset Management Inc.) (NYSE:
GBL) is a widely recognized provider of investment advisory services to mutual funds, institutional and high net worth investors, and investment partnerships. Through Gabelli & Company, Inc., we provide institutional research services to institutional clients and investment partnerships. We generally manage assets on a discretionary basis and invest in a variety of U.S. and international securities through various investment styles. Our revenues are based primarily on the firm's levels of assets under management and fees associated with our various investment products, rather than our own corporate assets.

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

         As part of our re-branding initiative to accelerate growth, our corporate name change to GAMCO Investors, Inc. became effective August 29, 2005. Since the firm was founded in 1977, GAMCO has been the name of our asset management business, representing our institutional and high net worth effort. We believe changing our corporate name to GAMCO helps us achieve our vision for assets entrusted to us, that is, to earn a superior return for our clients by providing various value-added (alpha) products. GAMCO is a more inclusive parent company name, and more appropriately represents the various investment strategies and asset management brands contributing to the continued growth of our company. The Gabelli brand will continue to represent our absolute return, research driven Value style that focuses on our unique Private Market Value with a Catalyst (TM) investment approach. Our class A common stock will continue to trade on the New York Stock Exchange under the ticker symbol "GBL". As part of this initiative, we will ask the directors of our mutual funds at the next board meeting to approve the name change of the Growth, the Global Series, the Mathers and the International Growth funds (amongst others) to GAMCO from Gabelli. The funds that reflect the Private Market Value with a Catalyst approach will continue under the Gabelli brand.

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

         We conduct our investment advisory business principally through: GAMCO Asset Management Inc. (Separate Accounts), Gabelli Funds, LLC (Mutual Funds) and Gabelli Securities, Inc. (Investment Partnerships). We also act as an underwriter, are a distributor of our open-end mutual funds and provide institutional research through Gabelli & Company, Inc., our broker-dealer

         As of September 30, 2005, we had $27.6 billion of assets under management (AUM), approximately 96.5% of which were in equity products. Our equity open-end mutual funds and closed-end funds had a record $12.8 billion in AUM at quarter end, 2.6% above the $12.5 billion on June 30, 2005 and 13.8% ahead of the $11.3 billion on September 30, 2004. In the institutional and high net worth segment of our business, GAMCO Asset Management Inc. had AUM of $13.1 billion in separately managed equity accounts on September 30, 2005, down 0.5% from the $13.2 billion on June 30, 2005 and down 0.4% from the $13.2 billion on September 30, 2004. Assets in our investment partnerships were $745 million, down 10.3% from second quarter-end 2005 assets of $831 million and 20.2% below the $934 million on September 30, 2004. Fixed income assets, primarily money market mutual funds, totaled $954 million on September 30, 2005, down 14.9% from second quarter-end 2005 assets of $1.1 billion and 48.9% lower than assets of $1.9 billion on September 30, 2004.

Assets Under Management

         The company reported assets under management as follows:

Table I:
                                                 Assets Under Management (in millions)
                                                 -------------------------------------

                                                        September 30
                                                        ------------         %
                                                      2004      2005     Inc. (Dec.)
                                                      ----      ----     -----------
Mutual Funds:
   Equities
      Open End                                     $ 7,534    $ 7,959         5.6%
      Closed-End                                     3,727      4,851        30.2
   Fixed Income                                      1,524        796       (47.8)
                                                    -------    ------
Total Mutual Funds                                  12,785     13,606         6.4
                                                    -------    ------
Institutional & High Net Worth Separate
 Accounts:
   Equities                                         13,185     13,129        (0.4)
   Fixed Income                                        344        158       (54.1)
                                                    -------    ------
Total Institutional & High Net Worth Separate
 Accounts                                           13,529     13,287        (1.8)
                                                    -------    ------
Investment Partnerships                                934        745       (20.2)
                                                    -------    ------
Total Assets Under Management                      $27,248    $27,638         1.4
                                                    =======    ======



Table II:
                                               Fund Flows - 3rd Quarter 2005 (in millions)
                                               -------------------------------------------
                                                                        Market
                                          June 30,         Net      Appreciation /  September 30,
                                            2005       Cash Flows    (Depreciation)      2005
                                       --------------  -----------  --------------- --------------
Mutual Funds:
    Equities                                 $12,482       ($ 212)         $540        $12,810
    Fixed Income                                 852          (62)            6            796
                                              -------        -----          ----        -------
Total Mutual Funds                            13,334         (274)          546         13,606
                                              -------        -----          ----        -------
Institutional & HNW Separate Accounts
    Equities                                  13,189         (340)          280         13,129
    Fixed Income                                 269         (113)            2            158
                                              -------        -----          ----        -------
Total Institutional & HNW Separate
 Accounts                                     13,458         (453)          282         13,287
                                              -------        -----          ----        -------

Investment Partnerships                          831         (103)           17            745
                                              -------        -----          ----        -------
Total Assets Under Management                $27,623       ($ 830)         $845        $27,638
                                              =======        =====          ====        =======


Table III:
                                       Assets Under Management (in millions)
                                       -------------------------------------
                                                                                %Increase/(decrease)
                                       9/04    12/04     3/05     6/05     9/05     6/05       9/04
                                       ----    -----     ----     ----     ----     ----       ----
Mutual Funds
   Open end                         $ 7,534  $ 8,029  $ 7,808  $ 7,798  $ 7,959      2.1%       5.6%
   Closed-end                         3,727    4,342    4,602    4,684    4,851      3.6       30.2
   Fixed income                       1,524    1,499    1,154      852      796     (6.6)     (47.8)
                                     -------  -------  -------  -------  -------
Total Mutual Funds                   12,785   13,870   13,564   13,334   13,606      2.0        6.4
                                     -------  -------  -------  -------  -------
Institutional & HNW Separate
 Accounts:
   Equities                          13,185   13,587   13,364   13,189   13,129     (0.5)      (0.4)
   Fixed Income                         344      388      266      269      158    (41.3)     (54.1)
                                     -------  -------  -------  -------  -------
Total Institutional & HNW Separate
   Accounts                          13,529   13,975   13,630   13,458   13,287     (1.3)      (1.8)
                                     -------  -------  -------  -------  -------
Investment Partnerships                 934      814      854      831      745    (10.3)     (20.2)
                                     -------  -------  -------  -------  -------
Total Assets Under Management       $27,248  $28,659  $28,048  $27,623  $27,638      0.1        1.4
                                     =======  =======  =======  =======  =======

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

         In response to industry-wide inquiries and enforcement actions, a number of regulatory and legislative initiatives were introduced. The SEC has proposed and adopted a number of rules under the Investment Company Act and the Investment Advisers Act and is currently studying potential major revisions of other rules. The SEC adopted rules requiring written compliance programs for registered investment advisers and registered investment companies and additional disclosures regarding portfolio management and advisory contract renewals. In addition, several bills were introduced in the prior Congress that, if adopted, would have amended the Investment Company Act. These proposals, if reintroduced and enacted, or if adopted by the SEC, could have a substantial impact on the regulation and operation of our registered and unregistered funds. For example, certain of these proposals would, among other things, limit or eliminate Rule 12b-1 distribution fees, limit or prohibit third party soft dollar arrangements and restrict the management of hedge funds and mutual funds by the same portfolio manager.

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

         In September 2005, we were informed by the staff of the Securities and Exchange Commission that they may recommend to the Commission that one of our advisory subsidiaries be held accountable for the actions of two of the seven closed-end funds managed by the subsidiary relating to Section 19(a) and Rule 19a-1 of the Investment Company Act of 1940. These provisions require registered investment companies to provide written statements to shareholders when a dividend is made from a source other than net investment income. While the funds sent annual statements containing the required information and 1099 statements as required by the IRS, the funds did not send written statements to shareholders with each distribution in 2002 and 2003. The staff indicated that they may recommend to the Commission that administrative remedies be sought, including a monetary penalty. The closed-end funds changed their notification procedures and GAMCO believes that all of the funds are now in compliance.

         The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in
Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004

Consolidated Results - Three Months Ended September 30th:

                (Unaudited; in thousands, except per share data)

                                                     2005          2004
                                                   -------      -------

Revenues                                          $66,234      $ 57,237
Expenses                                           43,636        35,286
                                                   -------      -------
Operating income                                   22,598        21,951
Investment income, net                             12,153         2,620
Interest expense                                   (3,298)       (4,014)
                                                   -------      -------
Total other income (expense), net                   8,855        (1,394)
                                                   -------      -------
Income before taxes and minority interest          31,453        20,557
Income tax provision                               11,795         7,483
Minority interest                                     210            43
                                                   -------      -------
Net income                                        $19,448      $ 13,031
                                                   =======      =======

Net income per share:
   Basic                                          $  0.65      $   0.44
                                                   =======      =======
   Diluted                                        $  0.64      $   0.43
                                                   =======      =======

Reconciliation of Net income to Adjusted
 EBITDA:

Net income                                        $19,448      $ 13,031
Interest Expense                                    3,298         4,014
Income tax provision and minority interest         12,005         7,526
Depreciation and amortization                         298           241
                                                   -------      -------
Adjusted EBITDA(a)                                $35,049      $ 24,812
                                                   -------      -------

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


         Total revenues were $66.2 million in the third quarter of 2005 up $9.0 million or 15.7% from total revenues of $57.2 million reported in the third quarter of 2004. Operating income improved $0.6 million to $22.6 million up 2.9% from the $21.9 million reported in last year's third quarter. Net income for the quarter was $19.4 million or $0.64 per fully diluted share versus $13.0 million or $0.43 per fully diluted share in the prior year's quarter. The 2005 quarter was boosted by a $10.2 million swing in net investment income. In the short-run, our results remain sensitive to changes in the equity market.

         Investment advisory and incentive fees, which comprised 86.9% of total revenues, were $57.5 million in the third quarter of 2005 up $7.8 million or 15.8% from the $49.7 million reported in the prior year's quarter. The higher revenues during the quarter were primarily driven by our closed-end funds as revenues jumped 67.3% to $12.8 million in the third quarter 2005 up from $7.6 million in the prior year's quarter. This increase was principally due to management fees of $2.9 million recorded for preferred shares in the third quarter 2005 covering the first nine of months of 2005 versus a reversal of $200,000 in revenue from preferred shares in the prior year's quarter. In addition, we recorded approximately $0.9 million of revenues from the inclusion of The Gabelli Global Gold, Natural Resources & Income Trust (AMEX: GGN), our new closed-end fund, which started on March 29, 2005.

         Unlike most money management firms, we do not earn a management fee on closed-end preferred shares (approximately $875 million in total assets) unless the total return to common shareholders of the closed-end fund at year-end exceeds the dividend rate of the preferred shares. As a result, management fees accrued for preferred shares are affected by current weak market conditions and may be subject to reversal in the fourth quarter of 2005.

         Incentive fees from investment partnerships increased by $2.9 million in the third quarter 2005 from the prior year as the 2004 quarter included a clawback in incentive fees that reduced revenues. For the third quarter 2005, our revenues of $20.4 million from open-end mutual funds were 3.9% higher than the $19.6 million recorded in the 2004 quarter. Revenues from our institutional and high net worth separate accounts business, which are generally billed based on asset levels at the beginning of a quarter, declined by 2.3% to $19.9 million in the third quarter 2005, down from $20.4 million in the 2004 quarter.

         Commission revenues from our institutional research affiliate, Gabelli & Company, Inc., were $3.3 million in the third quarter of 2005, up 10.0% from $3.0 million in the same period a year earlier.

         Revenues from the distribution of mutual funds and other income were $5.4 million in the third quarter of 2005 versus $4.6 million in the third quarter of 2004. This increase was the result of increases in both underwriting revenue and distribution revenue. As previously discussed, several bills were introduced in the prior Congress that, if adopted, would, among other things, pose a risk to our future distribution fee revenue as Rule 12b-1 distribution fees may be limited or eliminated.

         Total expenses, excluding management fee, were $40.1 million in the third quarter of 2005, a 21.6% increase from total expenses of $33.0 million reported in the third quarter of 2004.

         Compensation and related costs, which are largely variable, were $28.2 million or 20.6% higher than the $23.4 million recorded in the same period a year earlier. This increase was primarily due to higher revenues versus the prior's year's quarter and accruals for variable compensation costs related to management fees on closed-end preferred shares and investment partnership incentive fees in the 2005 quarter. Revenues related to investment partnership incentive fees have higher variable compensation costs, as a percent of revenue, as compared to our other investment advisory fees.

         Distribution costs were $4.9 million, an increase of 8.7% from $4.5 million in the prior year's period. Other operating expenses were higher by $1.9 million, a 38.1% increase to $7.0 million in the third quarter of 2005 from the prior year third quarter of $5.1 million. This increase included legal and accounting costs related to regulatory and corporate governance dynamics, including Sarbanes-Oxley compliance, and the incremental costs incurred due to the elimination of soft dollar usage, which took effect in the fourth quarter of 2004, for our mutual fund business. Management fee expense, which is totally variable and based on pretax income, was $3.5 million in the third quarter of 2005 versus $2.3 million in the third quarter of 2004.

         Other income, net of interest expense, was $8.9 million in the third quarter of 2005, a positive swing of $10.2 million from the $1.4 million loss reported in the third quarter of 2004. The net return from our corporate investment portfolio improved to $12.2 million in the 2005 third quarter from $2.6 million in the prior year's quarter as we benefited from the strength of the equity markets in the third quarter of 2005 as well as an increase in interest rates from the prior year. We recorded a total gain of $2.7 million on our investment in OXPS during the third quarter of 2005 and $5.2 million in interest and dividend income, $2.3 million or 78.9% higher than the $2.9 million reported in previous year's quarter.

         Interest expense fell to $3.3 million in the third quarter of 2005 from $4.0 million in the comparable prior year quarter. This decrease is a result of the April 1, 2005 repurchase of $50 million of the $100 million 5% convertible note and the remarketing of the senior notes in November 2004, which reduced the interest rate from 6.0% to 5.22%.

         The estimated effective tax rate for the third quarter of 2005 increased to 37.5% from 36.4% for the third quarter of 2004 as we adjusted the tax rate to reflect our estimate of the current year end tax liability.

Nine Months Ended September 30, 2005 Compared To Nine Months Ended September 30, 2004

Consolidated Results - Nine Months Ended September 30th:

                (Unaudited; in thousands, except per share data)

                                                     2005         2004
                                                  --------    --------

Revenues                                         $187,606    $ 180,980
Expenses                                          125,223      109,318
                                                  --------    --------
Operating income                                   62,383       71,662
Investment income, net                             20,764        8,459
Interest expense                                   (10,502)    (12,095)
                                                  --------    --------
Total other income (expense), net                  10,262      (3,636)
                                                  --------    --------
Income before taxes and minority interest          72,645       68,026
Income tax provision                               27,242       24,768
Minority interest                                     318          238
                                                  --------    --------
Net income                                       $ 45,085    $  43,020
                                                  ========    ========

Net income per share:
   Basic                                         $   1.51    $    1.44
                                                  ========    ========
   Diluted                                       $   1.48    $    1.41
                                                  ========    ========

Reconciliation of Net income to Adjusted
 EBITDA:

Net income                                       $ 45,085    $  43,020
Interest Expense                                   10,502       12,095
Income tax provision and minority interest         27,560       25,006
Impairment of goodwill                              1,127            -
Depreciation and amortization                         769          720
                                                  --------    --------
Adjusted EBITDA(a)                               $ 85,043    $  80,841
                                                  --------    --------

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

         Total revenues were $187.6 million in the first nine months of 2005 an increase of $6.6 million or 3.7% from total revenues of $181.0 million reported in the first nine months of 2004. Operating income declined $9.3 million to $62.4 million down 12.9% from the $71.7 million reported in last year's first nine months. Net income for the nine months was $45.1 million or $1.48 per fully diluted share versus $43.0 million or $1.41 per fully diluted share in the prior year's nine months. One-time charges of $1.5 million related to the launch of our new closed-end fund, The Gabelli Global Gold, Natural Resources & Income Trust (AMEX: GGN), and $1.1 million for the impairment of goodwill at our 80% owned fixed income subsidiary as well as $1.8 million in incremental costs relating to the accelerated vesting of stock options contributed to the decline in operating income.

         Investment advisory and incentive fees, which comprised 87.3% of total revenues, were $163.8 million in the first nine months of 2005 up $8.9 million or 5.8% from the $154.9 million reported in the first nine months of 2004. The higher revenues during the year were primarily driven by our closed-end funds as revenues increased 29.9% to $30.7 million in the first nine months of 2005 up from $23.6 million in the prior year's period. The increase in revenues from closed-end funds for the first nine months of 2005 resulted principally from an increase in management fees accrued on preferred shares, revenues from GGN, and the inclusion of The Gabelli Global Utility and Income Trust (AMEX: GLU), which launched at the end of May 2004, for the entire 2005 period.

         Advisory fees from investment partnerships increased 66.1% in the first nine months of 2005 versus the prior year's first nine months due principally to an increase in performance fees as the third quarter of 2004 included a clawback in incentive fees that decreased revenues. For the first nine months of 2005, our revenues of $60.0 million from open-end mutual funds were 2.2% lower than the $61.3 million recorded in the 2004 period. Our fees from GAMCO separate accounts, which are generally billed based on asset levels at the beginning of a quarter, decreased $1.1 million or 1.8% in the 2005 period as compared to the first nine months of 2004.

         Commission revenues from our institutional research affiliate, Gabelli & Company, Inc., were $8.3 million in the first nine months of 2005, down 26.6% from $11.3 million in the same period a year earlier.

         Revenues from distribution of mutual funds and other income were $15.5 million in the first nine months of 2005 versus $14.7 million in the first nine months of 2004. This increase was the result of increases in both underwriting revenue and distribution revenue. As previously discussed, several bills were introduced in the prior Congress that, if adopted, would, among other things, pose a risk to our future distribution fee revenue as Rule 12b-1 distribution fees may be limited or eliminated.

         Total expenses, excluding management fee, were $117.2 million in the first nine months of 2005, a 15.1% increase from total expenses of $101.8 million reported in the first nine months of 2004. The increase in expenses included one-time charges of $4.4 million recorded during the first nine months of 2005.

         Compensation and related costs, which are largely variable, increased $9.4 million to $81.7 million, 12.9% higher than the same period a year earlier. This increase was primarily due to higher revenues versus the prior's year's period, higher variable compensation costs for our separate accounts business, and accruals for variable compensation costs related to management fees on closed-end preferred shares and investment partnership incentive fees in the 2005 period. Revenues related to investment partnership incentive fees have higher variable compensation costs, as a percent of revenue, as compared to our other investment advisory fees. In addition, a one-time charge of $1.8 million relating to the accelerated vesting of stock options and higher fixed compensation costs contributed to the increase.

         Distribution costs were $15.7 million, an increase of 10.5% from $14.2 million in the prior year's period. This increase was largely the result of one-time launch costs of $1.5 million for GGN, our new closed-end fund. These launch costs included a $1.2 million structuring fee paid to one of the lead underwriters for GGN's initial public offering. Other operating expenses were higher by $4.5 million, a 29.8% increase to $19.8 million in the first nine months of 2005 from the prior year first nine months of $15.2 million. This increase included legal and accounting costs related to regulatory and corporate governance dynamics, including Sarbanes-Oxley compliance, and the incremental costs incurred due to the elimination of soft dollar usage, which took effect in the fourth quarter of 2004, for our mutual fund business. In addition, we recorded a $1.1 million charge for the impairment of goodwill related to our 80% owned fixed income subsidiary. Management fee expense, which is totally variable and based on pretax income, was $8.1 million in the first nine months of 2005 versus $7.6 million in the first nine months of 2004.

         Other income, net of interest expense, was $10.3 million in the first nine months of 2005, higher by $13.9 million from the $3.6 million loss reported in the first nine months of 2004. We have benefited from a rise in short-term interest rates as interest and dividend income for the first nine months of 2005 was $12.8 million, $6.3 million or 97.3% higher than the $6.5 million reported in previous year's period. In addition, we recorded a total gain of $4.8 million on our investment in OXPS during the first nine months of 2005. The 2005 period also included the $3.3 million write down to fair value of certain securities held as available for sale as discussed above in Item 1. In accordance with SFAS No. 115, the available for sale securities were written down to fair value from their cost basis for declines which were considered to be other than temporary based on interpretive guidance provided by the SEC's Staff Accounting Bulletin No. 59. Of this amount, $3.1 million was previously recorded as comprehensive loss and resulted in a $1.8 million reduction, net of management fee and taxes, of stockholders' equity at the end of 2004.

         Interest expense decreased to $10.5 million in the first nine months of 2005 from $12.1 million in the comparable prior year period. This decrease is a result of the April 1, 2005 repurchase of $50 million of the $100 million 5% convertible note and the remarketing of the senior notes in November 2004, which reduced the interest rate from 6.0% to 5.22%.

         The estimated effective tax rate for the first nine months of 2005 increased to 37.5% from 36.4% for the first nine months of 2004 as we adjusted the tax rate to reflect our estimate of the current year end tax liability.

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

Summary cash flow data is as follows:
                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      2005               2004
                                                   --------           --------
Cash flows provided by (used in):                        (in thousands)
   Operating activities                           $(30,115)          $ 15,695
   Investing activities                             (1,185)           (34,902)
   Financing activities                            (20,686)           (29,474)
                                                   --------           --------
   Decrease                                        (51,986)           (48,681)
   Effect of exchange rates on cash and cash
        equivalents                                    (60)                 -
   Cash and cash equivalents at beginning of
    period                                         257,096            386,511
                                                   --------           --------
   Cash and cash equivalents at end of period     $205,050           $337,830
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

         At September 30, 2005, we had total cash and cash equivalents of $205.1 million, a decrease of $52.0 million from December 31, 2004. Gabelli has established a collateral account, consisting of cash and cash equivalents and investments in securities totaling $54.2 million, to secure a letter of credit issued in favor of the holder of the $50 million 5% convertible note. On April 1, 2005 the letter of credit was reduced to $51.3 million and extended to September 22, 2006, which coincides with the date of a put option the note holder may exercise. Additionally, the principal of the convertible note was reduced to $50 million and limitations on the issuance of additional debt were removed. Cash and cash equivalents and investments in securities held in the collateral account are restricted from other uses until the date of expiration. Total debt at September 30, 2005 was $232.3 million, consisting of the $50 million 5% convertible note, $100 million of 5.5% non-callable senior notes due May 15, 2013 and $82.3 million in 5.22% senior notes due February 17, 2007, issued pursuant to our mandatory convertible securities. On February 17, 2005, we issued approximately 1,517,000 shares of class A common stock in settlement of the 2,822,700 purchase contracts issued pursuant to our mandatory convertible securities resulting in proceeds of $70.6 million. The settlement rate of 0.5376 was determined based on the average closing price per share of class A common stock for the twenty consecutive trading days ending February 14, 2005.

         Cash used in operating activities was $30.1 million in the first nine months of 2005 principally resulting from a $93.0 million increase in investments in securities, a $3.2 million increase in receivable from brokers and a $3.3 million decrease in income taxes payable partially offset by $45.1 million in net income, a $7.6 million decrease in investment advisory fees receivable and a $13.4 million increase in compensation payable. Cash provided by operating activities was $15.7 million in the first nine months of 2004 principally from a $8.7 million increase in compensation payable and $43.0 million in net income partially offset by a $12.7 million increase in investments in securities and a $21.4 million increase in receivable from brokers.

         Cash used in investing activities, related to investments in and distributions from partnerships and affiliates and purchases and sales of available for sale securities, was $1.2 million in the first nine months of 2005. Cash used in investing activities, related to investments in and distributions from partnerships and affiliates and purchases and sales of available for sale securities, was $34.9 million in the first nine months of 2004.

         Cash used in financing activities in the first nine months of 2005 was $20.7 million. The decrease in cash principally resulted from the repurchase of $50 million of our $100 million 5% convertible note on April 1, 2005, $41.8 million in dividends paid and the repurchase of our class A common stock under the Stock Repurchase Program. This was partially offset by $70.6 million in proceeds from the issuance of 1.5 million shares of class A common stock in settlement of the purchase contracts issued pursuant to our mandatory convertible securities and $1.1 million received from the exercise of non-qualified stock options that further generated cash tax savings of $0.3 million.

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

         Gabelli & Company, Inc., a subsidiary of Gabelli, is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. At September 30, 2005, Gabelli & Company had net capital, as defined, of approximately $14.6 million, exceeding the regulatory requirement by approximately $14.3 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

Market Risk

         Our primary market risk exposure is to changes in equity prices and interest rates. Since over 95% of our AUM are equities, our financial results are subject to equity-market risk as revenues from our money management services are sensitive to stock market dynamics. In addition, returns from our proprietary investment portfolio are exposed to interest rate and equity market risk.

         We are subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. Our exposure to market risk is directly related to our role as financial intermediary, advisor and general partner for assets under management in our mutual funds, institutional and separate accounts business, investment partnerships and our proprietary investment activities.

         With respect to our proprietary investment activities included in investments in securities of $391.5 million at September 30, 2005 were investments in Treasury Bills and Notes of $233.0 million, in mutual funds, largely invested in equity products, of $102.5 million, a selection of common and preferred stocks totaling $55.7 million and other investments of approximately $0.3 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. Of the approximately $55.7 million invested in common and preferred stocks at September 30, 2005, $20.2 million is related to our investment in Westwood Holdings Group Inc. and $16.1 million is invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Investments in partnerships and affiliates totaled $90.2 million at September 30, 2005, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities. These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

         GAMCO's exposure to interest rate risk results, principally, from its investment of excess cash in U.S. Government obligations. These investments are primarily short term in nature and the carrying value of these investments generally approximates market value.

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

         In January 2003 the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which was subsequently revised in December 2003 by FASB Interpretation No. 46(R) ("FIN46R"). FIN46R provides new criteria for determining whether or not consolidation accounting is required for off-balance sheet activities conducted through certain types of entities. This interpretation focuses on financial interests in entities (i.e., variable interests) that indicate control despite the absence of clear control through voting interest. It concludes that a company's exposure (variable interest) to the economic risks and rewards from the entity's assets and activities are the best evidence of control. The interpretation requires that these variable interest entities (VIEs) be subject to consolidation if the company holding the variable interest is subject to a majority of the expected losses or will receive a majority of the expected residual returns of the VIE (the "primary beneficiary"). As the primary beneficiary it would be required to include the variable interest entity's assets, liabilities and results of operations in its own financial statements.

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

         We have further reviewed the provisions of FIN46R and EITF 04-5 and have determined that we will be required to consolidate the majority of our investment partnerships and offshore funds managed by our subsidiaries beginning on January 1, 2006. If consolidation of these investment partnerships and offshore funds were required as of September 30, 2005, the effect on our consolidated financial statements would have been as follows:

Consolidated Statement of Financial Condition
September 30, 2005

                                                      Effects of           (Pro Forma)
                                  Reported          consolidation      Post consolidation
Assets                                 $ 741,299           $ 405,196            $ 1,146,495
Liabilities                              302,960              74,899                377,859
Minority Interest                          5,981             330,298                336,279
Stockholders' Equity                   $ 432,358           $       -            $   432,358


Consolidated Income Statement
For the nine months ended September 30, 2005

                                                      Effects of           (Pro Forma)
                                  Reported          consolidation      Post consolidation
Revenues                               $ 187,606            ($ 5,046)             $ 182,560
Expenses                                 125,223                 220                125,443
Other Income, net                         10,262              21,466                 31,728
Minority Interest                            318              16,200                 16,518
Net Income                             $  45,085             $     -              $  45,085


         We also serve as the Investment Manager of five offshore funds and one investment partnership that are classified as VIEs. The offshore funds seek to earn absolute returns for investors and are primarily focused within our event-driven long/short equity and sector-focused strategies. Our involvement with one of these offshore funds began in 1994 but the majority were launched between 1999 and 2002. The investment partnership, which was started in 2005, is a fund of hedge funds which is currently invested in four other investment partnerships managed by GAMCO.

         The total net assets of the five offshore funds and one investment partnership classified as VIEs were approximately $39.5 million on September 30, 2005. However, we are not the primary beneficiary or a holder of a significant variable interest in these VIEs. Our maximum exposure to loss as result of our involvement with the offshore funds classified as VIEs is limited to our investment while we are contingently liable for all of the liabilities of the investment partnership that is classified as a VIE. On September 30, 2005, we did not have any investments in these VIEs.

Item 4.  Controls and Procedures

         Management, including the Chief Executive Officer and the Chief Financial Officer has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

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

Part II:  Other Information

         Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                  The following table provides information with respect to the shares of common stock we repurchased during the three months ended September 30, 2005:


                                                       (c) Total Number
                                                       of Shares
                                      (b) Average      Repurchased as         (d) Maximum Number
                    (a) Total         Price Paid       Part of                of Shares That May
                    Number of         Per Share,       Publicly               Yet Be Purchased
                    Shares            net of           Announced Plans        Under the Plans or
Period              Repurchased       Commissions      or Programs            Programs
--------------------------------------------------------------------------------------------------
GBL

7/01/05 - 7/31/05           -               $-                      -                   516,193
8/01/05 - 8/31/05      12,600           $42.82                 12,600                 1,003,593
9/01/05 - 9/30/05      94,000           $45.22                 94,000                   909,593
                  ------------                        ----------------
Totals                106,600                                 106,600
                  ============                        ================



     In August 2005 we announced an increase of 500,000 shares of GBL available to be repurchased under our stock repurchase program. Our stock repurchase programs are not subject to expiration dates.



Item 6.   (a)  Exhibits

               3.0  Restated Certificate of Incorporation of GAMCO Investors,
                    Inc.

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

               32.1 Certification of Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               32.2 Certification of Chief Financial Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K.

               The Company filed the following Current Reports on Form 8-K during the three months ended September 30, 2005.

                    1. Current Report on Form 8-K dated July 21, 2005 containing the press release disclosing the Company's operating results for the second quarter ended June 30, 2005.

                    2. Current Report on Form 8-K dated September 23, 2005 containing the press release disclosing the Company's initial update on the SEC's industry wide review of Closed-End Fund distribution notices.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    GAMCO INVESTORS, INC.
                                                  -------------------------
                                                        (Registrant)


November 9, 2005                              /s/ Michael R. Anastasio
----------------                              ----------------------------------
Date                                          Michael R. Anastasio
                                              Chief Financial Officer