Form 10-K
GAMCO INVESTORS, INC. ET AL
filed 2006-03-16
CIK 1060349

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

                   For the fiscal year ended December 31, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 1-14761

                              GAMCO Investors, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)

New York                                                13-4007862
-------------------------------                         ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

One Corporate Center, Rye, NY                           10580-1422
----------------------------------------                ----------
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

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes     No  X
   ----   -----

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes     No  X
   ----   -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes  X  No
                                                                   ----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer  X   Non-accelerated filer
                       -----                  -----                       -----

Indicate by check mark whether the  registrant is a shell company (as defined in
Exchange Act Rule 12b-2). Yes       No  X
                             ------   -----

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the Registrant's most recently completed second fiscal quarter) was $301,404,170.

As of March 1, 2006, 5,829,685 shares of class A common stock and 23,128,500 shares of class B common stock were outstanding. All of the shares of class B common stock were held by GGCP, Inc. (formerly Gabelli Group Capital Partners, Inc.) and two of its subsidiaries.

DOCUMENTS INCORPORATED BY REFERENCE: The definitive proxy statement for the 2006 Annual Meeting of Shareholders.

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

Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation: the adverse effect from a decline in the securities markets; a decline in the performance of our products; a general downturn in the economy; changes in government policy or regulation; changes in our ability to attract or retain key employees; and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. We also direct your attention to any more specific discussions of risk contained in Item 1A below and in our other public filings or in documents incorporated by reference here or in prior filings or reports.

We are providing these statements as permitted by the Private Litigation Reform Act of 1995. We do not undertake to update publicly any forward-looking statements if we subsequently learn that we are unlikely to achieve our expectations or if we receive any additional information relating to the subject matters of our forward-looking statements.

ITEM 1: BUSINESS

Unless we have indicated otherwise, or the context otherwise requires, references in this report to "GAMCO Investors, Inc.," "GBL," "we," "us" and "our" or similar terms are to GAMCO Investors, Inc. (formerly Gabelli Asset Management Inc.), its predecessors and its subsidiaries.

Overview

GAMCO Investors, Inc. (NYSE: GBL) (formerly Gabelli Asset Management Inc.)
is a widely recognized provider of investment advisory services to mutual funds, institutional and high net worth investors, and investment partnerships, principally in the United States. Through Gabelli & Company, Inc., we provide institutional research services to institutional clients and investment partnerships. We generally manage assets on a discretionary basis and invest in a variety of U.S. and international securities through various investment styles. Our revenues are based primarily on the firm's levels of assets under management and fees associated with our various investment products, rather than our own corporate assets.

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

As of December 31, 2005, we had $26.8 billion of assets under management, 97% of which were in equity products. We conduct our investment advisory business principally through: GAMCO Asset Management Inc. (Separate Accounts), Gabelli Funds, LLC (Mutual Funds) and Gabelli Securities, Inc. (Investment Partnerships). We also act as an underwriter, are a distributor of our open-end mutual funds and provide institutional research through Gabelli & Company, Inc., our broker-dealer subsidiary.

Our assets under management are organized into three operating groups:

     o Separate Accounts: we currently provide advisory services to a broad range of investors, including high net worth individuals, corporate pension and profit-sharing plans, foundations, endowments, jointly trusteed plans and municipalities, and also serve as sub-advisor to certain other third-party investment funds which include registered investment companies ("Separate Accounts"). Each Separate Account portfolio is managed to meet the specific needs and objectives of the particular client by utilizing investment strategies and techniques within our areas of expertise. On December 31, 2005, we had $12.5 billion of Separate Account assets under management.

     o Mutual Funds: we currently provide advisory services to (i) twenty-seven open-end mutual funds and closed-end funds under Gabelli, GAMCO and Comstock brands; and (ii) six mutual funds within the Westwood family of funds (collectively, the "Mutual Funds"). The Mutual Funds had $13.7 billion of assets under management on December 31, 2005.

     o Investment Partnerships: we currently provide advisory services to limited partnerships, offshore funds and separate accounts, and also serve as a sub-advisor to certain third-party investment funds across merger arbitrage, global and regional long/short equity, and sector-focused strategies ("Investment Partnerships"). We managed a total of $634 million in Investment Partnership assets on December 31, 2005.

GAMCO Investors, Inc. is a holding company formed in connection with our initial public offering ("Offering") in February 1999. GGCP, Inc. (formerly Gabelli Group Capital Partners, Inc.) owns all of the outstanding shares of class B common stock of GAMCO Investors, Inc., which represented approximately 97% of the combined voting power of the outstanding common stock and approximately 78% of the equity interest on December 31, 2005. GGCP, Inc. is majority-owned by Mr. Mario J. Gabelli ("Mr. Gabelli") with the balance owned by our professional staff and other individuals. Accordingly, Mr. Gabelli could be deemed to control GAMCO Investors, Inc.

Our corporate name change to GAMCO Investors, Inc. became effective August 29, 2005. GAMCO is a more inclusive parent company name, and more appropriately represents the various investment strategies and asset management brands of our company.

Our principal executive offices are located at One Corporate Center, Rye, New York 10580. Our telephone number is (914) 921-3700. We post or provide a link to on our website, www.gabelli.com, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"): our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our website are available free of charge.

2005 Highlights

Since our initial public offering in February 1999, GBL has generated a 159% total return (including dividends) for its shareholders through December 31, 2005 versus a return of 13% (including dividends) for the S&P 500 Index during the same period. Our class A common stock, which is traded on the New York Stock Exchange under the symbol "GBL", ended the year at a closing market price of $43.53 versus $48.52 at the end of 2004.

During 2005, we returned over $57.3 million of our earnings to shareholders through our stock buyback program and dividends. This included $0.69 per share in dividends ($20.1 million) paid to our common shareholders in 2005 and our stock repurchases of approximately $37.2 million.

In 2005, we reported earnings of $2.09 per fully diluted share vs. $2.06 per fully diluted share in 2004. Our net income for the full year ended December 31, 2005 was $63.4 million versus $62.6 million in the 2004 period. Revenues were $252.4 million in 2005, a slippage of 1.1% from the prior year's record revenues of $255.2 million.

We ended 2005 with equity assets under management of $26.0 billion versus $26.8 billion on December 31, 2004. Overall, assets under management were $26.8 billion on December 31, 2005 versus $28.7 billion at the end of 2004. Our equity mutual funds and closed-end funds reached a record AUM of $13.0 billion on December 31, 2005, an increase of approximately 4.8% from year-end 2004 as our open-end mutual funds and closed-end funds had AUM of $7.9 billion and $5.1 billion, respectively.

In February 2005, we issued 1,517,483 shares of class A common stock and received proceeds of $70,567,500 in settlement of the purchase contracts issued pursuant to our mandatory convertible securities. These mandatory convertible securities consisting of purchase contracts and senior notes were originally issued in February 2002. The senior notes due February 17, 2007 were remarketed in November 2004 and the interest rate was reset from 6% to 5.22% at that time.

In March 2005, we announced an agreement with Cascade Investment, L.L.C. to amend the terms of the $100 million convertible note issued by GBL. The new terms extend the exercise date of Cascade's put option to September 15, 2006, reduce the principal of the convertible note to $50 million, effective April 1, 2005, and remove limitations on our issuance of additional debt. Cascade would own approximately 13% of GBL's class A common stock if the note were converted as of December 31, 2005.

During June 2005, our Board of Directors approved the accelerated vesting of all unvested stock options. In August 2005, the Company commenced a tender offer to repurchase all outstanding options to purchase its class A common stock. The tender offer was completed in October 2005 and the Company repurchased options to purchase an aggregate of 522,000 shares of its class A common stock for approximately $9.7 million in cash. As a result of the completion of the tender offer, there was a reduction in fully diluted shares outstanding of approximately 130,000 shares.

The Gabelli Global Gold, Natural Resources & Income Trust (AMEX: GGN), our newest closed-end fund, was launched on March 29, 2005. Since inception, the net asset value has increased 21.97% through December 31, 2005. In addition to monthly distributions of $0.14 per share, GGN shareholders received an additional year-end distribution of $0.18 per share.

Gabelli Securities, Inc., our 92% owned subsidiary, recorded a total gain of $5.4 million in 2005 from its investment in optionsXpress (NASDAQ: OXPS). Since our original $100,000 venture capital investment in 2001, we have recorded approximately $7.8 million in investment gains and dividends through December 31, 2005. OXPS completed its initial public offering during the first quarter 2005.

Gabelli & Company, Inc., our institutional research affiliate, now has twenty-five sell-side analysts covering companies and sectors on a global basis as we have strengthened our investment team through the addition of eleven sell-side research analysts during 2005.

Our research and institutional sales team at Gabelli & Company hosted eight industry symposiums and conferences during 2005. These symposiums and conferences provided an opportunity for the firm's institutional clients to meet with the senior management teams of leading companies and gain insight on the dynamics within these industries. Our events in 2005 included our 29th Annual Automotive Aftermarket Symposium, our Third Annual Dental Conference and our First Annual RFID (Radio Frequency Identification) Conference.

Performance Highlights

Clients of our institutional and high net worth asset management business have achieved a compound annual net return of 17.8% in our separate accounts composite(a) for the over 28 years since inception through December 31, 2005. These accounts in this composite have been managed in the absolute return, research-driven Private Market Value (PMV) with a CatalystTM style since inception.

     (a) The GAMCO Value composite does not track all assets under management. It consists of fully discretionary, tax-exempt accounts managed for at least one full quarter and meeting minimum account size requirements. The minimum size requirement for inclusion in 1985 was $500,000; 1986, $1 million; and 1987 and thereafter, $5 million. The performance calculations include accounts under management during the respective periods. As of 12/31/05 the GAMCO Value composite included 46 accounts with an aggregate market value of $3.7 billion. A complete list of composites is available upon request. No two portfolios are identical. Accounts not within this size and type may have experienced different results. The inception date of the GAMCO Value composite is 10/1/77.

GAM GAMCO Equity Fund, managed by Mario Gabelli, was awarded Standard & Poor's AAA Rating(b) for the second consecutive year in November 2005. There are only eleven S&P AAA Rated funds in S&P's U.S. Mainstream Sector peer group which is comprised of 1,120 funds, including all share classes. GAM GAMCO Equity Fund has been sub-advised by GAMCO Asset Management Inc. for Global Asset Management
(GAM), since the fund's launch in October 1987.

In 2005, The Gabelli ABC Fund recorded its twelfth consecutive full year of positive returns. According to Lipper, Inc.(c), The Gabelli ABC Fund is one of only three equity-oriented funds (among 1,487 funds) that has had a positive return for each of the last twelve years. The fund seeks to achieve total returns that are attractive to investors in various market conditions without excessive risk of capital with a current fee structure that is lower than some money market funds. The performance of The Gabelli ABC Fund has been enhanced since April 2002 by fee waivers initiated by Gabelli Funds, LLC.

The Westwood Equity Fund, sub-advised by Westwood Management Corporation and managed by Susan Byrne, has a Lipper ranking of 1 out of 469 funds (1st percentile) within the Large Cap Value category for the one year period ended December 31, 2005. The fund's Class AAA shares had an average annual return of 13.81% during this period. Additionally, for the three year, five year and ten year period, the average annual returns were 16.13%, 3.00% and 10.70%, respectively. The Lipper rankings for the fund for the three year, five year period and ten year periods were 101 out of 386 funds, 117 out of 259 funds, and 18 out of 115 funds, respectively.

The Gabelli Blue Chip Value Fund, managed by Barbara Marcin, has a Lipper ranking of 6 out of 386 funds (2nd percentile) within the Large Cap Value category for the three year period ended December 31, 2005. The fund's Class AAA shares had an average annual return of 19.96% during this period. Additionally, for the one year, five year and period since inception on August 26, 1999, the average annual returns were 6.69%, 0.81% and 4.98%, respectively. The Lipper rankings for the fund for the one year and five year periods were 156 out of 469 funds and 229 out of 259 funds, respectively.

The Gabelli Equity Income Fund's Class AAA shares had an average annual return of 15.53% for the three year period ended December 31, 2005 and has an overall Morningstar RatingTM(d) of four stars. The one year, five year and ten year average annual returns for the fund through December 31, 2005 were 6.36%, 7.12% and 11.29%, respectively. The fund was rated three stars for the three year period, four stars for the five year period and five stars for the ten year period out of 1,014, 697 and 333 funds, respectively, among Large Value funds.

The GAMCO Gold Fund(e), managed by Caesar Bryan, continues to deliver strong performance as the fund generated a return of 33.63% for its shareholders in 2005 and average annual returns of 21.18%, 33.22%, 6.92% for the three year, five year and ten year periods ended December 31, 2005, respectively.

Our Growth team, headed by Howard Ward, believes the investment cycle is turning and growth stocks are in the early stages of returning to favor. For the one year, three year and ten year periods ended December 31, 2005, The GAMCO Growth Fund and The GAMCO Global Growth Fund are both ranked in the first quartile of Lipper rankings within the Large-Cap Growth and Global Multi-Cap Core category, respectively. For the five year period ended December 31, 2005 the Funds were in the third quartile and fourth quartile, respectively. The GAMCO Growth Fund's Class AAA shares generated average annual returns of 10.30%, 14.91%, -5.28% and 8.23% for the one year, three year, five year and ten year periods, respectively, during this period and the Lipper rankings were 111 out of 687 funds, 146 out of 593 funds, 315 out of 475 funds, and 47 out of 158 funds for each of the respective periods. The GAMCO Global Growth Fund had average annual returns for the one year, three year, five year and ten year periods of 13.72%, 20.73%, 0.08% and 10.79%, respectively, and the Lipper rankings for these respective periods were 9 out of 69 funds, 11 out of 55 funds, 37 out of 42 funds, and 1 out of 13 funds.

The Gabelli U.S. Treasury Money Market Fund (GUSTO) is currently the lowest cost money market fund in its class of money market funds investing exclusively in U.S. Treasury obligations(f). Gabelli Funds, LLC, the adviser of the fund, has voluntarily waived a larger portion of its management fee and will maintain total expenses at eight basis points or 0.08% of the average net assets at least for the period from December 1, 2005 through June 30, 2006.

     Past performance is no guarantee of future results. Other share classes are available and have different performance characteristics. The average annual returns and total returns are historical and reflect changes in share price, reinvested dividends and capital gains and are net of expenses. Investment returns and principal value of an investment will fluctuate. When shares are redeemed, they may be worth more or less than their original costs. Current performance may be lower or higher than the performance presented. Performance information as of the most recent month-end is available at www.gabelli.com. Investors should consider the investment objectives, risks, charges and expenses of a fund carefully before investing. The prospectus for a fund contains information about this and other matters and should be read carefully before investing. Call 800-GABELLI to obtain a prospectus.

     (b) Standard & Poor's is a globally recognized provider of objective fund information and a leading authority in the investment world. S&P's evaluation process is based on an in-depth analysis of both quantitative and qualitative factors that are considered key contributors to long-term investment performance. These include the historic performance, volatility and portfolio construction of a fund; the manager's investment process, risk control, skill, experience and resources; and the group's corporate management, investment culture and stability.

     (c) Lipper, Inc. is a nationally recognized organization which tracks the performance of all registered investment companies.

     (d) Morningstar calculates a Morningstar RatingTM based on a Morningstar risk adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads and redemption fees) placing more emphasis on downward variations and rewarding consistent performance. The top 10% of the funds in an investment category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. The Overall Morningstar Rating for a fund is derived from a weighted average of the performance figures associated with its three, five, and ten-year (if applicable) Morningstar metrics. Morningstar Ratings are shown for the respective class shown; other classes may have different performance characteristics.

     (e) An investment in gold stocks is considered speculative and is affected by a variety of worldwide economic, financial and political factors. GAMCO Gold Fund invests in foreign securities, which involves risks not ordinarily associated with investments in domestic stocks including currency fluctuations, economic and political risks.

     (f) According to iMoneyNet, Inc. An investment in a money market fund is not insured or guaranteed by The Federal Deposit Insurance Corporation or any other government agency. Although the fund seeks to preserve the value of an investment at $1.00 per share, it is possible to lose money by investing in the fund. There is no guarantee that the fund can achieve its objective. Yields fluctuate. Yields are enhanced by a fee waiver initiated by Gabelli Funds, LLC.

Business Strategy

Our business strategy targets global growth of the franchise through continued leveraging of our proven asset management strengths including our brand name, long-term performance record, diverse product offerings and experienced investment, research and client service professionals. In order to achieve growth in assets under management and profitability, we are pursuing a strategy which includes the following key elements:

o Corporate Branding Initiative. We have undertaken a series of branding initiatives to enhance long-term shareholder value. On August 29, 2005, our corporate name change to GAMCO Investors, Inc. became effective. Since the firm was founded in 1977, GAMCO has been the name of our asset management business, representing our institutional and high net worth effort. We believe changing our corporate name to GAMCO helps us achieve our vision for assets entrusted to us, that is, to earn a superior return for our clients by providing various value-added (alpha) products. GAMCO is a more inclusive parent company name, and more appropriately represents the various investment strategies and asset management brands contributing to the continued growth of our company. The Gabelli brand will continue to represent our absolute return, research driven Value style that focuses on our unique Private Market Value (PMV) with a Catalyst (TM) investment approach. Our class A common stock continues to trade on the New York Stock Exchange under the ticker symbol "GBL".

     During January 2006, the Board of Directors of eight Mutual Funds changed the brand of those funds to GAMCO from Gabelli to align the branding of the funds to better reflect the investment strategies offered. The mutual funds bearing the Gabelli name will primarily represent value portfolios managed in the absolute return, research-driven Private Market Value (PMV) with a CatalystTM style while the GAMCO mutual funds will represent various investment strategies including growth, gold, convertible securities and contrarian.

o Establishing Relationship Centers. In addition to our corporate office in Rye NY, we have six offices which conduct portfolio management, research and marketing activities in the United States and abroad in the following cities: Greenwich CT, Chicago IL, Minneapolis MN, Palm Beach FL, Reno NV, and London UK. Our offices in Chicago and Minneapolis were established as the result of acquisitions of on-going investment advisory operations. The London office was opened in January 2000 to provide a geographic presence overseas and to coordinate investment research and marketing activities for our investment offerings in the European markets.

o Introducing New Products and Services. We believe we have the capacity for development of new products and services around the Gabelli and GAMCO brands to complement our existing product offerings. New products since our initial public offering include:

     - Three open-end mutual funds: Gabelli Blue Chip Value Fund (1999), Gabelli Utilities Fund (1999) and the Gabelli Woodland Small Cap Value Fund (2003).

     - Four closed-end funds: The Gabelli Utility Trust, The Gabelli Dividend & Income Trust, The Gabelli Global Utility and Income Trust and The Gabelli Global Gold, Natural Resources & Income Trust.

     - Eight private limited partnerships: Gemini Global Partners, L.P., Gabelli European Partners, L.P., Gabelli Japanese Value Partners, L.P., Gabelli Associates Fund II, L.P., GAMCO Performance Partners, L.P., GAMA Select Energy Plus, L.P., GAMCO Telecom Plus, L.P. and Gabelli Umbrella Fund, L.P.

     -    Five offshore funds:  Gabelli Global Partners,  Ltd., Gabelli European
          Partners,   Ltd.,   Gabelli  Japanese  Value  Partners,   Ltd.,  GAMCO
          Performance Partners, Ltd., and GAMCO SRI Partners, Ltd.

During January 2006, we also launched GAMCO Medical Opportunities, L.P., which focuses its investment strategy on the medical and healthcare industries.

o Promulgating the Gabelli "Private Market Value with a Catalyst"TM Investment Approach. While we have expanded our investment product offerings, our "value investing" approach remains the core of our business. This method is based on the value investing principles articulated by Graham & Dodd in 1934, and further augmented by Mario J. Gabelli with his development of Private Market Value ("PMV") and his introduction of a catalyst into the value investment methodology. The development of PMV analysis combined with the concept of a catalyst has evolved into our value investing approach, commonly referred to as "PMV with a Catalyst"TM investing.

     PMV with a CatalystTM investing is a disciplined, research driven approach based on the extensive use of security analysis. In this process, we carefully select stocks whose intrinsic value, based on our estimate of current asset value and future growth and earnings power, is significantly different from the value as reflected in the public market. We then calculate the firm's PMV, which is defined as the price an informed industrial buyer would be likely to pay to acquire the business.

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

     In an effort to further extend the "value investing" tradition:

     - we have established the Graham & Dodd, Murray, Greenwald Prize for Value Investing in coordination with the Columbia University Graduate School of Business. The monetary prize will be awarded each year at GAMCO's annual client meeting to the individual who best exemplifies fundamental research in the tradition of its honorees. In May 2005 we awarded the initial prize to Columbia University Graduate School of Business Adjunct Professor, Joel M. Greenblatt. Mr. Greenblatt is the President of Gotham Partners, a New York-based investment firm. He is also the author of "The Little Book That Beats The Market" (John Wiley & Sons 2005) and "You Can Be a Stock Market Genius" (New York: Simon & Schuster, 1997). Mr. Greenblatt is also the founder of ValueInvestorsClub.com, a website where members contribute investment ideas. Mr. Greenblatt has an undergraduate and a graduate degree from the University of Pennsylvania's Wharton School.

     - we sponsored two Value Investing Seminars in our Graham and Dodd Lecture Series that were held in Milan and London in July and August for institutional investors from leading UK and other European business schools. The seminars were hosted by Bruce N. Greenwald, the Robert Heilbrunn Professor of Finance and Asset Management at Columbia University Graduate School of Business and the academic Director of the Heilbrunn Center for Graham & Dodd Investing.

     The table below compares the long-term performance record for our separate account composite since 1977, using our traditional value-oriented product, the Gabelli "PMV with a Catalyst" investment approach, versus various benchmarks.

                              GAMCO Value 1977-2005

                                                       S&P         Russell
                                    GAMCO (a)        500 (b)       2000 (b)     CPI+10 (b)
                                    ---------        -------       --------     ----------

Number of Up Years                           24             23           20*

Number of Down Years                          4              5             7

Years GAMCO Value Beat Index                                17           17*             17

Total Return (CAGR) (a)                   17.8%          13.0%         13.2%          14.2%

Total Return                             9,998%         3,065%

Beta                                       0.78

The chart below illustrates how this methodology performed during recent market cycles to capture the upside in bull markets while limiting the downside in the most recent bear market.

                              Performance 1977-2005

                          GAMCO Value vs. S&P 500 Index

  -Up Markets-                                  -Down Markets-               -Up Markets-

      27.6%            30.5%               -14.6%           -4.4%                14.4%           17.3%
   S&P 500 (b)       GAMCO (a)             S&P 500          GAMCO               S&P 500          GAMCO

    1997-1999                             2000-2002                            2003-2005
      CAGR                                  CAGR                                 CAGR



--------------------------------------------------------------------------------
Footnotes to Table and Chart

(a)

     The GAMCO Value composite represents fully discretionary, tax-exempt accounts managed for at least one full quarter and meeting minimum account size requirements. The minimum size requirement for inclusion in 1985 was $500,000; 1986, $1 million; and 1987 and thereafter, $5 million. The performance calculations include accounts under management during the respective periods. As of 12/31/05, the GAMCO Value composite included 46 accounts with an aggregate market value of $3.7 billion. No two portfolios are identical. Accounts not within this size and type may have experienced different results.

     GAMCO Value performance results are computed on a total-return basis, which includes all dividends, interest and accrued interest, and realized and unrealized gains and losses. The summary of past performance is not intended as a prediction of future results. Returns are presented in U.S. dollars. The inception date of the GAMCO Value composite is 10/1/77.

     The Compound annual growth rate from 1990 to present is net of actual fees and actual transaction costs. The compound annual growth rate before 1990 reflects the calculation of a model investment fee (1% compounded quarterly) and actual transaction costs."

     GAMCO Total Return represents the total net return of the composite from 10/1/77 through 12/31/05.

     Beta is the measure of the GAMCO composite's risk (volatility) in relation to the S&P 500 Index.

(b)

     The S&P 500 is an unmanaged index of 500 U.S. stocks and performance represents total return of index including reinvestment of dividends. The Russell 2000 is an unmanaged index of 2000 small capitalization stocks and performance represents total return of index including reinvestment of dividends. The performance figures for the Russell 2000 are based on an inception date of 1/1/79. The S&P 500 and Russell 2000 does not necessarily reflect how a managed portfolio of equity securities would have performed. The CPI is a widely used measure of inflation and the CPI+10 measure is used to show the results that would have been achieved by obtaining a rate of return that exceeded the CPI by a constant 10% as a basis of comparison versus the results of the GAMCO composite.

     Up and down markets in Chart determined by the performance of the S&P 500 Index during the respective periods.

--------------------------------------------------------------------------------

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

o Increasing Presence in High Net Worth Market. Our high net worth business focuses, in general, on serving clients who have established an account relationship of $1 million or more with us. According to industry estimates, the number of households with over $1 million in investable assets will continue to grow in the future, subject to ups and downs in the equity and fixed income markets. With our 29-year history of serving this segment, long-term performance record, customized portfolio approach, dominant, tax-sensitive, buy-hold investment strategy, brand name recognition and broad array of product offerings, we believe that we are well positioned to capitalize on the growth opportunities in this market.

o Increasing Marketing for Institutional Separate Accounts. The institutional Separate Accounts business was principally developed through direct marketing channels. Historically, pension and financial consultants have not been a major source of new institutional Separate Accounts business for us. We plan to augment our institutional sales force through the addition of staff to market directly to the consultant community as well as our traditional marketing channels.

o Attracting and Retaining Experienced Professionals. We have increased the scope of our investment management capabilities by adding portfolio managers and other investment personnel in order to expand our broad array of products. The ability to attract and retain highly experienced investment and other professionals with a long-term commitment to us and our clients has been, and will continue to be, a significant factor in our long-term growth. For example, we acquired the Mathers Fund in 1999, managed by Henry Van der Eb, CFA, (Chicago) and the Comstock Partners Funds in 2000, managed by Charlie Minter and Martin Weiner. In addition, Elizabeth M. Lilly, CFA, (Minneapolis) joined us through our alliance with Woodland Partners, LLC in November 2002.

     During 2005, Lawrence J. Haverty, Jr., CFA, joined the firm as an associate portfolio manager of the Gabelli Global Multimedia Trust, Nancy E. Stuebe rejoined the firm as associate portfolio manager for the Gabelli Small Cap Growth Fund and Earl V. Gould, CFA, joined the firm as portfolio manager of the GAMA Select Energy+ Fund.

o Sponsorship of Industry Conferences. Gabelli & Company, Inc., our institutional research boutique, sponsors industry conferences and management events throughout the year. At these conferences and events, senior management from leading industry companies share their thoughts on the industry, competition, regulatory issues and the challenges and opportunities in their businesses with portfolio managers and securities analysts. We currently host annual industry conferences and symposiums which include the Automotive Aftermarket Symposium (29 years), Pump Valve & Motor Symposium (16 years), Aircraft Supplier Conference (11 years), Dental Conference (3 years) and the Small Cap Orthopedics Conference (3 years). Consistent with our innovative research on emerging technologies, we sponsored conferences focusing on WiMAX (Worldwide Interoperability for Microwave Access) and RFID (Radio Frequency Identification) in 2005.

o Hosting of Investor Symposiums. We have a tradition of sponsoring symposiums that bring together prominent portfolio managers, members of academia and other leading business professionals to present, discuss and debate current issues and topics in the investment industry.

     -  1997   "Active vs. Passive Stock Selection"
     -  1998   "The Role of Hedge Funds as a Way of Generating Absolute Returns"
     -  2001   "Virtues of Value Investing"
     -  2003   "Dividends, Taxable versus Non-Taxable Issues"

     In February 2006, we hosted "Closed-End Funds: Premiums vs. Discounts, Dividends and Distributions", which focused on managed distribution policies and other important topics affecting the closed-end fund industry.

     We also hold annual conferences for our investment partnership clients and prospects in New York and London at which our portfolio management team discusses the investment environment, our strategies and portfolios, and event-driven investment opportunities.

o Capitalizing on Acquisitions and Strategic Alliances. We intend to selectively and opportunistically pursue acquisitions and alliances that will broaden our product offerings and add new sources of distribution. In November 2002, we completed our alliance with Woodland Partners LLC, a Minneapolis based investment advisor of institutional, high net-worth and sub-advisory accounts. On October 1, 1999, we completed our alliance with Mathers and Company, Inc. and now act as investment advisor to the Mathers Fund (renamed GAMCO Mathers Fund) and in May 2000 we added Comstock Partners Funds, Inc., (renamed Comstock Funds, Inc.). The Mathers and Comstock funds are part of our Non-Market Correlated mutual fund product line, which also includes our Gabelli ABC Fund and GAMCO Gold Fund. We believe that we are well positioned to pursue acquisitions and alliances because of our flexibility in structuring appropriate arrangements to meet the specific needs of all parties.

     Through an affiliation with Westwood Holdings Group (NYSE:WHG), Westwood Management Corporation acts as a sub-advisor for five of the six Westwood portfolios managed by Gabelli Advisers, Inc., a subsidiary controlled by GBL. Westwood Management Corporation, in its capacity as sub-advisor, makes day-to-day investment decisions and provides the portfolio management services for these portfolios. Westwood Management Corporation also owns an approximately 19.0% equity interest in Gabelli Advisers, Inc. At December 31, 2005, GBL in turn owned 18.7% of WHG as compared to 16.1% at the end of 2004.

We believe that our growth to date is attributable to the following factors:

o Stock market gains: Since GBL began managing institutional separate accounts in 1977, our traditional value-oriented separate account composite has earned a compound annual return of 17.8% versus a compound annual return of 13.0% for the S&P 500 through December 31, 2005. Since our initial public offering in February 1999 through December 2005, the compound annual return for our traditional value-oriented separate account composite was 8.29% versus the S&P 500's compound annual total return of 1.85%.

o Long-Term Performance: We have a long-term record of achieving relatively high returns for our Mutual Fund and Separate Account clients when compared to similar investment products. We believe that our performance record represents a competitive advantage and a recognized component of our franchise.

o Widely Recognized "Gabelli" and "GAMCO" Brand Names: For much of our history, our portfolio managers and investment products have been featured in a variety of financial print media, including both U.S. and international publications such as The Wall Street Journal, Financial Times, Money Magazine, Barron's, Fortune, Business Week, Nikkei Financial News, Forbes Magazine and Investor's Business Daily. We also underwrite publications written by our investment professionals, including "Deals...Deals...and More Deals" which examines the practice of merger arbitrage and "Global Convertible Investing: The Gabelli Way", a comprehensive guide to effective investing in convertible securities.

o Diversified Product Offerings: Since the inception of our investment management activities, we have sought to expand the breadth of our product offerings. We currently offer a wide spectrum of investment products and strategies, including product offerings in U.S. equities, U.S. fixed income, global and international equities, convertible securities, U.S. balanced and investment partnerships.

o Strong Industry Fundamentals: According to data compiled by the U.S. Federal Reserve, the investment management industry has grown faster than more traditional segments of the financial services industry, including the banking and insurance industries. Since GBL began managing institutional separate accounts in 1977, world equity markets have grown at a 12.1% compounded annual growth rate through December 31, 2005, including the net addition of new stocks in many countries, to $40.9 trillion(a). The U.S. equity market comprises about $15.7 trillion(a) or 38.4% of world equity markets. We believe that demographic trends and the growing role of money managers in the placement of capital compared to the traditional role played by banks and life insurance companies will result in continued growth of the investment management industry.

GBL's financial strength is underscored by having received an investment grade rating from two well-respected ratings agencies, Moody's Investors Services and Standard and Poor's Ratings Services. We believe that maintaining these investment grade ratings will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs.

(a) Source: Birinyi Associates, LLC

Business Description

GBL was originally founded in 1976 as an institutional broker-dealer. We entered the separate accounts business in 1977, management of investment partnerships in 1985 and the mutual fund business in 1986. Our initial product offering centered on GBL's tax sensitive, buy-hold, value-oriented investment philosophy. Starting in the mid-1980s, we began building on our core value-oriented equity investment products by adding new investment strategies designed for a broad array of clients seeking to invest in growth-oriented equities, convertible securities and fixed income products. Since then, we have continued to build our franchise by expanding our investment management capabilities through the addition of industry specific, international, global, non-market correlated, venture capital, leveraged buy-out and merchant banking product offerings. Throughout our 29-year history, we have marketed most of our products under the "Gabelli" and "GAMCO" brand names. Other brands include Mathers, Comstock, Westwood and Woodland.

Our assets under management are organized principally in three groups: Separate Accounts, Mutual Funds and Investment Partnerships.

Separate Accounts - Institutional and High Net Worth: Since 1977, we have provided investment management services through our subsidiary GAMCO Asset Management Inc. ("GAMCO") (formerly GAMCO Investors, Inc.) to a broad spectrum of institutional and high net worth investors. At December 31, 2005, we had $12.5 billion of assets under management (AUM) in approximately 1,800 separate accounts, representing approximately 47% of our total AUM. We currently provide advisory services to a broad range of investors, the majority of which (in total number of accounts) are high net worth client accounts - defined as individuals and their retirement assets generally having minimum account balances of $1 million. As of December 31, 2005, high net worth accounts comprised approximately 82% of the total number of Separate Accounts and approximately 27% of the assets.

High net worth clients are attracted to us by our gross returns and the tax efficient nature of the underlying investment process in these traditional products. Foundation and endowment fund assets represented an additional 9% of the number of Separate Accounts and approximately 11% of the assets. The sub-advisory portion of the Separate Accounts (where we act as sub-advisor to certain other third-party investment funds) held approximately $2.8 billion or 22% of total Separate Account assets with less than 1% of the number of accounts. Institutional client accounts, which include corporate pension and profit sharing plans, jointly-trusteed plans and public funds, represented 40% of the Separate Accounts assets and 8% of the accounts. The ten largest Separate Accounts comprised approximately 41% of our total Separate Account assets under management and approximately 23% of our total Separate Account revenues as of and for the period ended December 31, 2005, respectively.

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

At December 31, 2005, over 86% of our assets in Separate Accounts (excluding sub-advisory assets) were obtained through direct sales relationships. Sales efforts are conducted on a regional and product specialist basis. A team of professionals (who generally remain assigned to a specific client from the onset of the relationship) focus on client service. Members of the sales and marketing staff for the Separate Accounts business have an average of more than ten years of experience with us and focus on developing and maintaining direct, long-term relationships with their Separate Account clients. This enables the service team to understand and focus on the individual client's needs. We believe that an important element of future growth in the Separate Accounts is dependent on client relationships and retention. The firm will host its 21st Annual Client Conference in May 2006. This two-day event will kick off with a gathering at the Waldorf-Astoria in New York followed by presentations by our portfolio managers and analysts the following day. Along with these client seminars, we continue to establish and staff relationship offices around the country.

We act as a sub-advisor on certain funds for several large and well-known fund managers including RiverSource (formerly American Express), AXA EQ/Enterprise Funds, Skandia Global and Global Asset Management funds. Similar to corporate clients, sub-advisory clients are also subject to business combinations which may result in the curtailment of product distribution or the termination of the relationship.

Investment advisory agreements for our Separate Accounts are typically subject to termination by the client without penalty on 30 days' notice or less.

Mutual Funds: We currently provide advisory services to (a) twenty open-end mutual funds and seven closed-end funds of which one open-end fund was managed by an unaffiliated sub-advisor; and (b) the Westwood family of funds, consisting of six open-end mutual funds, five of which are managed on a day-to-day basis by Westwood Management Corporation, a wholly-owned subsidiary of Westwood Holdings Group (collectively, the "Mutual Funds"). At December 31, 2005, we had $13.7 billion of AUM in open-end mutual funds and closed-end funds, representing approximately 51% of our total AUM. Our equity mutual funds and closed-end funds reached a record $13.0 billion in AUM on December 31, 2005, 4.8% ahead of the $12.4 billion on December 31, 2004.

During January 2006, the Board of Directors of eight Mutual Funds changed the brand of those funds to GAMCO from Gabelli. The GAMCO brand more appropriately represents the various investment strategies offered to investors by Gabelli Funds, including growth, gold, convertible securities and contrarian. Funds continuing to use the Gabelli name primarily represent value portfolios managed in the absolute return, research-driven Private Market Value (PMV) with a CatalystTM style. This name change has no effect on the management, the investment objective, or the investment strategy of each Fund.

The eight newly branded GAMCO open-end mutual funds are:

New Name - GAMCO                           Previous Name - Gabelli

GAMCO Growth                               Gabelli Growth
      ------
 ""   International Growth                   ""    International Growth
      --------------------
 ""   Gold                                   ""    Gold
      ----
 ""   Global Telecommunications              ""    Global Telecommunications
      -------------------------
 ""   Global Growth                          ""    Global Growth
      -------------
 ""   Global Opportunity                     ""    Global Opportunity
      ------------------
 ""   Global Convertible Securities          ""    Global Convertible Securities
      -----------------------------
 ""   Mathers                                ""    Mathers
      -------

The Gabelli brand continues to represent our "Value" business and is primarily our absolute return, research driven Private Market Value (PMV) with a CatalystTM funds including the Westwood series Mighty MitesSM micro-cap value fund and the Global Telecommunications Fund which is a value portfolio, but retains the GAMCO Global series name. The Gabelli brand also includes The Gabelli Blue Chip Value Fund and The Gabelli Woodland Small Cap Value Fund as well as all of the closed-end funds.

The GAMCO brand encompasses a panoply of portfolios. It is the brand for our "Growth" business, which is primarily represented by The GAMCO Growth Fund, The GAMCO Global Growth Fund, and The GAMCO International Growth Fund. GAMCO also includes other distinct investment strategies and styles including our gold, convertible securities and contrarian funds.

Open-end Mutual Funds

On December 31, 2005, we had $8.6 billion of AUM in twenty seven open-end mutual funds. At year-end, 84% of the AUM in open-end mutual funds having an overall rating from Morningstar, Inc. ("Morningstar") were in open-end Mutual Funds ranked "three stars" or better, with approximately 13% of such assets in open-end mutual funds ranked "five stars" and/or "four stars" on an overall basis (i.e., derived from a weighted average of the performance figures associated with its three-, five-, and ten-year Morningstar Rating metrics). There can be no assurance, however, that these funds will be able to maintain such ratings or that past performance will be indicative of future results.

At December 31, 2005, approximately 37% of our assets under management in open-end, no-load equity mutual funds had been obtained through direct sales relationships. We also sell our open-end mutual funds through Third-Party Distribution Programs, particularly No-Transaction Fee ("NTF") Programs, and have developed additional classes of shares for many of our mutual funds for sale through additional third-party distribution channels on a commission basis. At December 31, 2005, Third Party Distribution Programs accounted for approximately 63% of all assets in open-end funds.

Closed-end Funds

We act as investment adviser to seven closed-end funds, five of which trade on the NYSE: Gabelli Equity Trust (GAB), Gabelli Global Multimedia Trust (GGT), Gabelli Convertible and Income Securities Fund (GCV), Gabelli Utility Trust
(GUT) and Gabelli Dividend & Income Trust (GDV) and two that trade on the AMEX:
Gabelli Global Utility & Income Trust (GLU) and Gabelli Global Gold, Natural Resources & Income Trust (GGN). As of December 31, 2005, the seven Gabelli closed-end funds had total assets of $5.1 billion, representing 37% of the total assets in our Mutual Funds business.

The Gabelli Equity Trust, which raised $400 million through its initial public offering in August 1986, finished its 19th year with net assets of $1.8 billion. In September 2005, the Equity Trust completed its first acquisition of the assets of another closed-end investment company, Sterling Capital Corporation, for total consideration of approximately $18.3 million. In October 2005, the Equity Trust completed a heavily over-subscribed rights offering, retaining gross proceeds of $143.7 million. Since inception, the Equity Trust has distributed over $1.8 billion in cash to shareholders through its 10% Distribution Policy and has spun off two other closed-end funds, the Gabelli Global Multimedia Trust and the Gabelli Utility Trust.

The Gabelli Dividend & Income Trust, launched in November 2003, raised $196.6 million in net proceeds through its placement of Series D and Series E Preferred Shares in November 2005. The Gabelli Dividend & Income Trust, which invests primarily in dividend-paying equity securities, had a total annualized return of 10.10% since inception and net assets of $2.2 billion as of December 31, 2005.

The Gabelli Global Gold, Natural Resources & Income Trust raised gross proceeds of $332 million through its initial public offering in March 2005 and $20 million through the exercise of the underwriters' overallotment option in May 2005. The Gabelli Global Gold, Natural Resources & Income Trust, which invests primarily in equity securities of gold and natural resources companies and utilizes a covered call option writing program to generate current income, had a total return of 22.0% during its first nine months of operation and net assets of $390 million as of December 31, 2005.

A detailed description of our Mutual Funds is provided within this Item 1 beginning on page 16.

Investment Partnerships: We manage Investment Partnerships through our 92% majority-owned subsidiary, Gabelli Securities, Inc. ("GSI"). The Investment Partnerships consist primarily of limited partnerships, offshore funds, separate accounts and sub-advisory relationships within the following strategies: merger arbitrage, event-driven long/short equity funds, sector-focused funds and merchant banking. We had $634 million of Investment Partnership assets under management, or approximately 2% of total AUM, at December 31, 2005.

We introduced our first targeted portfolio, a merger arbitrage partnership in 1985. An offshore version of this strategy was added in 1989. Building on our strengths in global event-driven value investing, several new Investment Partnerships have been added to balance investors' geographic, strategy and sector needs. Today we offer a broad range of absolute return products. Within our merger arbitrage strategy, we manage approximately $410 million of assets for investors who seek positive returns not correlated to fluctuations of the general market. These funds seek to drive returns by investing in announced merger and acquisition transactions that are primarily dependent on the deal closure and less on the overall market environment. In event-driven strategies, we manage $195 million of assets focused on the U.S., Japanese, and European markets. We also manage a series of sector-focused absolute return funds designed to offer investors a mechanism to diversify their portfolios by global economic sector rather than by geographic region. We currently offer three sector-focused portfolios: the Gabelli International Gold Fund Ltd., GAMA Select Energy Plus, L.P., and GAMCO Telecom Plus, L.P. with a fourth sector-focused portfolio, GAMCO Medical Opportunities, L.P. added in January 2006. Merchant banking activities are carried out through ALCE Partners, L.P. and Gabelli Multimedia Partners, L.P., both of which are closed to new investors.

Our Investment Partnerships have been marketed primarily by our direct sales force to high net worth individuals and institutions. Separate accounts and sub-advisory relationships continue to be an important aspect of our Investment Partnerships business and account for approximately 37% of our Investment Partnership assets under management. We intend to expand product offerings, both domestic and international, and the geographic composition of our customer base in Investment Partnerships. It is our expectation that the assets invested in these products will provide a growing source of revenues in the future.

Assets Under Management

The following table sets forth total assets under management by product type as of the dates shown and their compound annual growth rates ("CAGR"):

                             Assets Under Management
                                 By Product Type
                              (Dollars in millions)

                                                                                                             January 1,
                                                                                                               2001 to
                                                                                                            December 31,
                                                                      At December 31,                          2005
                                                 --------------------------------------------------------
                                                    2001       2002        2003        2004        2005        CAGR(a)
                                                 ---------- ----------  ----------  ----------  ----------  ------------
    Equity:
      Mutual Funds                                 $10,165    $ 8,091     $11,618     $12,371     $12,963         4.0%
      Institutional & HNW Separate Accounts         11,513      9,990      13,031      13,587      12,382         4.1
                                                   -------    -------     -------     -------     -------
        Total Equity                                21,678     18,081      24,649      25,958      25,345         4.0
                                                   -------    -------     -------     -------     -------
    Fixed Income:
      Money Market Mutual Funds                      1,781      1,963       1,703       1,488         724       (12.7)
      Bond Mutual Funds                                  9         14          11          11          11         6.6
      Institutional & HNW Separate Accounts            720        613         504         388          84       (37.2)
                                                   -------    -------     -------     -------     -------
        Total Fixed Income                           2,510      2,590       2,218       1,887         819       (18.6)
                                                   -------    -------     -------     -------     -------
    Investment Partnerships:
      Investment Partnerships                          573        578         692         814         634         7.7
                                                   -------    -------     -------     -------     -------

        Total Assets Under Management              $24,761    $21,249     $27,559     $28,659     $26,798         2.6
                                                   =======    =======     =======     =======     =======

    Breakdown of Total Assets Under Management:
      Mutual Funds                                 $11,955    $10,068     $13,332     $13,870     $13,698         2.5
      Institutional & HNW Separate Accounts         12,233     10,603      13,535      13,975      12,466         2.5
      Investment Partnerships                          573        578         692         814         634         7.7
                                                   -------    -------     -------     -------     -------

        Total Assets Under Management              $24,761    $21,249     $27,559     $28,659     $26,798         2.6
                                                   =======    =======     =======     =======     =======

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
          All Cap Value                            International Growth                    Merger Arbitrage
          Large Cap Value                          Global Growth                           U.S. Long/Short
          Large Cap Growth                         Global Value                            Global Long/Short
          Mid Cap Value                            Global Telecommunications               European Arbitrage
          Small Cap Value                          Global Multimedia                       Japanese Long/Short
          Small Cap Growth                         Gold                                    Sector-Focused
          Micro Cap                                                                             - Energy
          Natural Resources                                                                     - Global Telecom
          Real Estate                                                                           - Gold
          Utilities                                                                             - Medical Opportunities(a)
          Non-Market Correlated                                                            Merchant Banking

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

           (a) GAMCO Medical Opportunities, LP was launched on January 1, 2006.

Additional Information on Mutual Funds

The Mutual Funds include 27 open-end mutual funds and 7 closed-end funds which had total assets as of December 31, 2005 of $13.7 billion. The open-end Mutual Funds are available to individuals and institutions on both a no-load and commission basis, while the closed-end funds are listed and traded on either the New York Stock Exchange ("NYSE") or the American Stock Exchange ("AMEX"). At December 31, 2005, the open-end funds had total net assets of $8.6 billion and the closed-end funds had total net assets of $5.1 billion. The assets managed in the closed-end funds represent approximately 37% of the assets in the Mutual Funds and 19% of the total assets under management at December 31, 2005. Our assets under management consist of a broad range of U.S. and international stock, bond and money market mutual funds that meet the varied needs and objectives of our Mutual Fund shareholders. At December 31, 2005, approximately 37% of our assets under management in open-end Mutual Funds had been obtained through direct sales relationships.

We, through our affiliates, act as advisor to all of the Mutual Funds, except with respect to the Gabelli Capital Asset Fund for which we act as a sub-advisor and Guardian Investment Services Corporation, an unaffiliated company, acts as manager. As sub-advisor, we make day-to-day investment decisions for the Gabelli Capital Asset Fund.

Gabelli Funds, LLC ("Funds Adviser"), a wholly-owned subsidiary of GAMCO Investors, Inc., acts as the investment advisor for all of the Mutual Funds other than the Westwood family of funds.

Gabelli Advisers, Inc., a subsidiary controlled by GAMCO Investors, Inc., acts as investment advisor to the Westwood family of funds and has retained Westwood Management Corporation a wholly owned subsidiary of Westwood Holdings Group (NYSE: WHG) to act as sub-advisor for five of the six portfolios. Westwood Management Corporation, in its capacity as sub-advisor, makes day-to-day investment decisions and provides the portfolio management services for five of the six current Westwood portfolios. The Westwood Mighty MitesSM Fund, launched in May 1998, is advised solely by Gabelli Advisers, Inc., using a team investment approach, without any sub-advisors. Westwood Management Corporation owns an approximately 19.0% equity interest in Gabelli Advisers, Inc. At December 31, 2005, GBL in turn owned 18.7% of Westwood Holdings Group.

During 2005, the decline in fixed income AUM to $735 million at year end from $1.5 billion at the end of 2004 was principally related to the withdrawal of assets from the Treasurer's Fund, which was closed during the fourth quarter 2005. The Treasurer's Fund was managed by Gabelli Fixed Income LLC, a wholly-owned subsidiary of Gabelli Fixed Income, Inc. Gabelli Fixed Income LLC continues to manage Separate Account assets.

The following table lists the Mutual Funds, together with the December 31, 2005 Morningstar overall rating, where rated (ratings are not available for the money-market mutual funds and other mutual funds, which collectively represent 43.7% of the assets under management in the Mutual Funds), provides a description of the primary investment objective, fund characteristics, fees, the date that the mutual fund was initially offered to investors and the assets under management in the Mutual Funds as of December 31, 2005.

                                                                                                                   Net Assets as
                                                                                                                         of
                                                                                                                    December 31,
           Fund                                                                 Advisory      12b-1      Initial        2005
   (Morningstar Overall           Primary Investment              Fund            Fees        Fees        Offer    (all classes)
        Rating) (1)                   Objective              Characteristics        (%)        (%)        Date     ($ in millions)
-------------------------    -------------------------       ---------------    ---------  ----------  ----------  ---------------

OPEN-END FUNDS:

VALUE:

    The Gabelli Asset        Growth of capital as          Class AAA:              1.00        .25      03/03/86        $ 2,258
    Fund                     a primary investment          No-load,
    ***                      objective, with               Open-end,
                             current income as a           Diversified
                             secondary investment          Multi-class shares(2)
                             objective. Invests in
                             equity securities of
                             companies selling at a
                             significant discount to
                             their private market value.

    Westwood                 Capital appreciation          Class AAA:              1.00        .25      01/02/87         $ 184
    Equity Fund              through a diversified         No-load,
    ***                      portfolio of equity           Open-end,
                             securities using bottom-up    Diversified
                             fundamental research          Multi-class shares(2)
                             with a focus on
                             identifying well-seasoned
                             companies.

    The Gabelli Blue Chip    Capital appreciation through  Class AAA:              1.00        .25      08/26/99         $ 37
    Value Fund               investments in equity         No-load,
    ***                      securities of established     Open-end,
                             companies, which are          Diversified
                             temporarily out of favor      Multi-class shares(2)
                             and which have market
                             capitalizations in excess of
                             $5 billion.

    The Gabelli Capital      Capital appreciation          No-load,                 .75       n/a       05/01/95         $ 219
    Asset Fund               from equity                   Open-end,
    (not rated) (7)          securities of                 Diversified,
                             companies selling at          Variable Annuity
                             a significant
                             discount to their
                             private market value.

  FOCUSED VALUE:

    The Gabelli Value        High level of capital         Class A:                1.00        .25      09/29/89        $ 1,097
    Fund                     appreciation from             Front end-load,
    **                       undervalued equity            Open-end
                             securities that are           Non-diversified
                             held in a concentrated        Multi-class shares(2)
                             portfolio.

  SMALL CAP VALUE:

    The Gabelli Small Cap    High level of capital         Class AAA:               1.00       .25     10/22/91          $ 739
    Growth Fund              appreciation from             No-load,
    ***                      equity securities of          Open-end,
                             smaller companies             Diversified
                             with market                   Multi-Class Shares(2)
                             capitalization of
                             $1 billion or less at
                             the time of purchase.


                                                                                                                  Net Assets as
                                                                                                                        of
                                                                                                                   December 31,
           Fund                                                                 Advisory      12b-1      Initial       2005
   (Morningstar Overall           Primary Investment              Fund            Fees        Fees        Offer   (all classes)
        Rating) (1)                   Objective              Characteristics        (%)        (%)        Date     ($ in millions)
-------------------------    -------------------------       ---------------    ---------  ----------  ---------   ---------------

    The Gabelli Woodland     Long Term capital             Class AAA:              1.00 (8)    .25      12/31/02         $ 11
    Small Cap Value Fund     appreciation investing        No-load,
    (not rated) (7)          at least 80% of its assets    Open-end,
                             in equity securities of       Non-diversified
                             companies with market         Multi-class shares(2)
                             capitalizations of
                             $1.5 billion or less.

    Westwood                 Long-term capital             Class AAA:              1.00 (8)    .25      04/15/97          $ 9
    SmallCap                 appreciation,                 No-load,
    Equity Fund              investing at least            Open-end,
    **                       80% of its assets in          Diversified
                             equity securities of          Multi-class shares(2)
                             companies with market
                             capitalizations of $1.5
                             billion or
                             less at the time of purchase

  GROWTH:

    GAMCO International      Capital appreciation          Class AAA:              1.00        .25      06/30/95         $ 59
    Growth Fund              by investing                  No-load,
    ****                     primarily in equity           Open-end,
                             securities of foreign         Diversified
                             companies with rapid          Multi-class shares(2)
                             growth in revenues and
                             earnings.


    The GAMCO Growth         Capital appreciation from     Class AAA:              1.00        .25      04/10/87        $ 1,143
    Fund                     companies that have           No-load,
    ***                      favorable, yet undervalued,   Open-end,
                             prospects for earnings        Diversified
                             growth.                       Multi-Class Shares(2)
                             Invests in equity securities
                             of companies that have above-
                             average or expanding market
                             shares and profit margins.

  AGGRESSIVE GROWTH:

    The GAMCO Global         High level of capital         Class AAA:              1.00        .25      02/07/94         $ 110
    Growth Fund              appreciation through          No load,
    ***                      investment in a               Open-end,
                             portfolio of equity           Non-diversified
                             securities focused on         Multi-class shares(2)
                             companies involved
                             in the global marketplace.

  MICRO-CAP:

    Westwood                 Long-term capital             Class AAA:,             1.00        .25      05/11/98         $ 44
    Mighty MitesSM  Fund     appreciation by               No-load,
    ***                      investing primarily           Open-end,
                             in equity securities          Diversified
                             with market                   Multi-class shares(2)
                             capitalization of
                             $300 million or less at the
                             time of purchase.

  EQUITY INCOME:

    The Gabelli Equity       High level of total           Class AAA:              1.00          .25    01/02/92       $ 659
    Income Fund              return with an                No-load,
    ****                     emphasis on income            Open-end,
                             producing equities            Diversified
                             with yields greater           Multi-Class Shares(2)
                             than the S&P 500 average.



                                                                                                                  Net Assets as
                                                                                                                        of
                                                                                                                   December 31,
           Fund                                                                 Advisory      12b-1      Initial       2005
   (Morningstar Overall           Primary Investment              Fund            Fees        Fees        Offer   (all classes)
        Rating) (1)                   Objective              Characteristics        (%)        (%)        Date     ($ in millions)
-------------------------    -------------------------       ---------------    ---------  ----------  ---------   --------------

    Westwood                 Both capital                  Class AAA:                 .75      .25      10/01/91         $ 153
    Balanced Fund            appreciation and              No-load,
    ****                     current income using          Open-end,
                             portfolios containing         Diversified
                             stocks, bonds, and            Multi-class shares(2)
                             cash as appropriate in
                             light of current economic and
                             business conditions.

    Westwood                 High level of current income  Class AAA:              1.00 (8)    .25      09/30/97         $ 14
    Income Fund              as well as long-term capital  No-load,
    *                        appreciation by investing     Open-end,
                             primarily in income           Diversified
                             producing equity and          Multi-class shares(2)
                             fixed income securities.

  SPECIALTY EQUITY:

    The GAMCO Global         High level of capital         Class AAA:              1.00 (8)    .25      05/11/98         $ 22
    Opportunity Fund         appreciation through          No-load,
    ***                      worldwide investments         Open-end,
                             in equity securities.         Non-diversified
                                                           Multi-class shares(2)

    The GAMCO Global         High level of total           Class AAA:              1.00 (8)    .25      02/03/94         $ 14
    Convertible              return through a              No-load,
    Securities Fund          combination of                Open-end,
    ***                      current income and            Non-diversified
                             capital appreciation          Multi-class shares(2)
                             through investment in
                             convertible securities of
                             U.S. and non-U.S. issuers.

  SECTOR:

    The Gabelli Utilities    High level of total return    Class AAA:              1.00        .25      08/31/99         $ 301
    Fund                     through a combination of      No-load,
    ****                     capital appreciation and      Open-end,
                             current income from           Diversified
                             investments in utility        Multi-class shares(2)
                             companies.

    The GAMCO Global         High level of capital         Class AAA:              1.00        .25      11/01/93        $ 187
    Telecommunications       appreciation through          No-load,
    Fund                     worldwide investments         Open-end,
    ***                      in equity securities,         Non-diversified
                             including the U.S.,           Multi-class shares(2)
                             primarily in the
                             telecommunications
                             industry.

    GAMCO Gold               Seeks capital                 Class AAA:              1.00        .25      07/11/94        $ 348
    Fund                     appreciation and              No-load,
    ***                      employs a value               Open-end,
                             approach to investing         Diversified
                             primarily in equity           Multi-class shares(2)
                             securities of gold-
                             related companies
                             worldwide.

  MERGER AND ARBITRAGE:

    The Gabelli ABC Fund     Total returns from equity     No-load,                1.00(6)     n/a(6)   05/14/93        $ 177
    ***                      and debt securities that are  Open-end,
                             attractive to investors       Non-diversified
                             in various market conditions
                             without excessive risk
                             of capital loss.

                                                                                                                   Net Assets as
                                                                                                                       of
                                                                                                                   December 31,
           Fund                                                                 Advisory      12b-1      Initial      2005
   (Morningstar Overall           Primary Investment              Fund            Fees        Fees        Offer   (all classes)
        Rating) (1)                   Objective              Characteristics        (%)        (%)        Date     ($ in millions)
-------------------------    -------------------------       ---------------    ---------  ----------  ---------   ---------------

  QUANTITATIVE:

    Ned Davis Research       Seeks to provide capital      Class AAA:              1.00        .25      03/31/03         $ 7
    Asset Allocation Fund    appreciation as its primary   No-load,(10)
    (not rated) (7)          objective with a secondary    Open-end,
                             objective of current income.  Diversified
                                                           Multi-class shares(2)
  CONTRARIAN:

    Comstock                 Capital appreciation and      Class A                 1.00        .25       10/10/85         $ 46
    Capital Value Fund       current income through        Load,
    (not rated)(7)           investment in a highly        Open-end,
                             diversified portfolio of      Diversified
                             securities.                   Multi-class shares(2)

    Comstock                 Capital appreciation and      Class A                  .85        .25        05/5/88         $ 11
    Strategy Fund            current income through        Load,
    (not rated)(7)           investment in a portfolio of  Open-end,
                             debt securities.              Non-Diversified
                                                           Multi-class shares(2)

    GAMCO Mathers            Long-term capital             Class AAA:              1.00        .25        8/19/65         $ 38
    Fund                     appreciation in various       No-load,
    *                        market conditions without     Open-end,
                             excess risk of capital loss.  Diversified

  FIXED INCOME:

    Westwood                 Total return and              Class AAA:               .60 (8)    .25       04/06/93         $ 11
    Intermediate Bond        current income, while         No-load,
    Fund                     limiting risk to              Open-end,
    ***                      principal. Pursues            Diversified
                             higher yields than            Multi-class shares(2)
                             shorter maturity funds, and
                             has more price stability than
                             generally higher yielding
                             long-term funds.

  CASH MANAGEMENT-MONEY MARKET:

    The Gabelli U.S.         High current income           Money Market,            .30 (8)   n/a        10/01/92        $ 724
    Treasury Money Market    with preservation of          Open-end,
    Fund                     principal and                 Diversified
    (not rated) (7)          liquidity, while striving to
                             keep expenses among the
                             lowest of all U.S.
                             Treasury money market funds.


                                                                                                                   Net Assets as
                                                                                                                        of
                                                                                                                    December 31,
           Fund                                                                 Advisory      12b-1      Initial       2005
   (Morningstar Overall           Primary Investment              Fund            Fees        Fees        Offer    (all classes)
        Rating) (1)                   Objective              Characteristics        (%)        (%)        Date     ($ in millions)
-------------------------    -------------------------       ---------------    ---------  ----------  ----------  ---------------

CLOSED-END FUNDS:

    The Gabelli Equity       Long-term growth of           Closed-end,             1.00 (9)   n/a        08/14/86       $ 1,764
    Trust Inc.               capital by investing          Non-diversified
    (not rated) (7)          in equity securities.         NYSE Symbol: GAB


    The Gabelli              High total return             Closed-end,             1.00 (9)   n/a        07/03/89        $ 145
    Convertible and Income   from investing                Diversified
    Securities Fund Inc.(4)  primarily in                  NYSE Symbol: GCV
    (not rated) (7)          convertible
                             instruments.

    The Gabelli Global       Long-term capital             Closed-end,             1.00 (9)   n/a        11/15/94        $ 215
    Multimedia Trust Inc.(3) appreciation from             Non-diversified
    (not rated) (7)          equity investments in         NYSE Symbol: GGT
                             global telecommunications,
                             media, publishing and
                             entertainment holdings.

    The Gabelli              High total return from        Closed-end,             1.00 (9)   n/a        07/09/99        $ 259
    Utility Trust (5)        investments primarily in      Non-Diversified
    (not rated) (7)          securities of companies       NYSE Symbol: GUT
                             involved in gas, electricity
                             and water industries.

    The Gabelli              Qualified dividend income     Closed-end,             1.00 (9)   n/a        11/24/03       $ 2,238
    Dividend & Income        and capital appreciation      Non-Diversified
    Trust                    potential.                    NYSE Symbol: GDV
    (not rated) (7)

    The Gabelli              A consistent level of         Closed-end,             1.00       n/a         5/28/04        $ 62
    Global Utility & Income  after-tax total return with   Non-Diversified
    Trust                    an emphasis on tax-advantaged AMEX Symbol: GLU
    (not rated) (7)          dividend income.

    The Gabelli              High level of current income  Closed-end,             1.00       n/a         3/29/05        $ 390
    Global Gold, Natural     through an option writing     Non-Diversified
    Resources & Income       strategy on equity securities AMEX Symbol: GGN
    Trust                    owned in the gold and natural
    (not rated) (7)          resources industries


(1) For each fund with at least a three-year history, Morningstar calculates a Morningstar RatingTM based on a Morningstar risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads and redemption fees) placing more emphasis on downward variations and rewarding consistent performance. The top 10% of the funds in an investment category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. The Overall Morningstar Rating for a fund is derived from a weighted average of the performance figures associated with its three, five, and ten-year (if applicable) Morningstar Rating metrics. Morningstar Ratings are shown for the respective class shown; other classes may have different performance characteristics. There were 318 Conservative Allocation funds rated for three years, 194 funds for five years and 69 funds for ten years (The Gabelli ABC Fund, GAMCO Mathers Fund).

     There were 351 Mid-Cap Blend funds rated for three years, 256 funds for five years and 98 funds for ten years (The Gabelli Asset Fund, The Gabelli Value Fund). There were 1,014 Large Value funds rated for three years, 697 funds for five years and 333 funds for ten years (The Gabelli Blue Chip Value Fund, Westwood Equity Fund, The Gabelli Equity Income Fund). There were 80 Convertibles funds rated for three years, 70 funds for five years and 46 funds for ten years (The GAMCO Global Convertible Securities Fund). There were 392 World Stock funds rated for three years, 285 funds for five years and 126 funds for ten years (The GAMCO Global Growth Fund, The GAMCO Global Opportunity Fund). There were 40 Specialty-Communications funds rated for three years, 39 funds for five years and 11 funds for ten years (The GAMCO Global Telecommunications Fund). There were 56 Specialty-Precious Metals funds rated for three years, 41 funds for five years and 30 funds for ten years (GAMCO Gold Fund). There were 1,353 Large Growth funds rated for three years, 1,065 funds for five years and 370 funds for ten years (The GAMCO Growth Fund). There were 196 Foreign Large Growth funds rated for three years, 151 funds for five years and 62 funds for ten years (GAMCO International Growth Fund). There were 276 Small Value funds rated for three years, 192 funds for five years and 59 funds for ten years (The Gabelli Small Cap Growth Fund, Westwood Mighty MitesSM Fund). There were 92 Specialty-Utilities funds rated for three years and 77 funds rated for five years (The Gabelli Utilities Fund). There were 868 Moderate Allocation funds rated for three years, 664 funds for five years and 296 funds for ten years (Westwood Balanced Fund). There were 901 Intermediate-Term Bond funds rated for three years, 691 funds for five years and 351 funds for ten years (Westwood Intermediate Bond Fund). There were 191 Specialty-Real Estate funds rated for three years and 143 funds for five years (Westwood Income Fund). There were 650 Small Growth funds rated for three years and 507 funds for five years (Westwood SmallCap Equity Fund). (a) 2005 Morningstar, Inc. All Rights reserved. This information is (1) proprietary to Morningstar and/or its content providers
     (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Past performance is no guarantee of future results.

(2) These funds have multi-classes of shares available. Multi-class shares include Class A shares with a front-end sales charge; Class B shares are subject to a back-end contingent deferred sales charge for up to 6 years and Class C shares are subject to a 1% back-end contingent deferred sales charge for up to two years. However, Class B shares are no longer offered for new purchases as of July 2004. Comstock Strategy Fund Class R shares, which are no-load, are available only for retirement and certain institutional accounts. Comstock Strategy Fund class O shares are no longer offered to the public. Ned Davis Research Asset Allocation Fund and The Gabelli Blue Chip Value Fund Class I shares are available to institutional accounts. Class I shares for other funds were available since May 2005. Net assets include all shares classes.

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

(8) Funds Adviser has an agreement in place to waive its advisory fee or reimburse expenses of the Fund to maintain fund expenses at a specified level for Class AAA shares; Multiclass shares have separate limits as described in the Fund's prospectus. (The Gabelli Woodland Small Cap Value Fund - 2.00%; Westwood Income Fund - 1.50%; The GAMCO Global Opportunity Fund - 2.00%; The GAMCO Global Convertible Securities Fund - 2.00%; Westwood SmallCap Equity Fund - 1.50%; Westwood Intermediate Bond Fund - 1.00%; The Gabelli U.S. Treasury Money Market Fund - 0.30% overall further limited to 0.08% through June 30, 2006.)

(9) Funds Adviser has agreed to reduce its advisory fee on the liquidation value of Preferred stock outstanding if certain performance levels are not met.

(10) The Ned Davis Research Asset Allocation Fund was liquidated on February 10, 2006.

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

In February 2003, to discourage short-term trading, the Boards of Directors of several of our open-end Mutual Funds approved the imposition of a 2% redemption fee on shares redeemed within 60 days of purchase. The 2% redemption fee on these funds became effective in May 2003. In May 2004, the Boards of Directors of our other open-end Mutual Funds, other than the money market funds and The Gabelli Capital Asset Fund, considered and approved the imposition of a 2% redemption fee on shares redeemed within 60 days of a purchase. As of November 2004, the 2% redemption fee was effective for all of these funds. Effective April 1, 2005 the redemption fee was eliminated for funds sub-advised by Westwood Management Corporation. As of July 15, 2005, the redemption fee period was reduced to seven days or less. The Board of Directors of our open-end Mutual Funds will continue to review the need to maintain the 2% redemption fee in light of the regulatory environment and other industry developments.

On December 30, 2004, the shareholders of The Gabelli ABC Fund voted to approve a charter amendment that would require investment accounts held at the fund's transfer agent, State Street Bank & Trust Company, be directly registered to the beneficial owners of the fund. The action, which was recommended by Funds Adviser and approved by the fund's Board of Directors, permits the redemption of shares held through certain brokers and financial consultants in omnibus and individual accounts where the beneficial owner is not disclosed.

In December 2005, Funds Adviser announced that it immediately increased the yield on the Gabelli U. S. Treasury Money Market Fund (NASDAQ: GABXX) by voluntarily waiving a larger portion of its management fee and maintaining total expenses at 8 basis points or 0.08% of the average net assets for the period from December 1, 2005 through June 30, 2006. The Gabelli U. S. Treasury Money Market Fund, a money market mutual fund managed by Funds Adviser, invests exclusively in U.S. Treasury securities and its dividends derived from such securities are exempt from state and local income taxes.

In January 2006, Funds Adviser announced that the Board of Trustees of the Ned Davis Research Funds has voted to liquidate the Ned Davis Research Asset Allocation Fund and distribute the assets to shareholders. The Board agreed that liquidating the Fund, which was launched on March 31, 2003, was in the best interests of shareholders given its asset level, ongoing transactional and operating costs, and limited marketability.

Our marketing efforts for the Mutual Funds are currently focused on increasing the distribution and sales of our existing funds as well as creating new products for sale through our distribution channels. We believe that our marketing efforts for the Mutual Funds will continue to generate additional revenues from investment advisory fees. We have traditionally distributed most of our open-end Mutual Funds by using a variety of direct response marketing techniques, including telemarketing and advertising, and as a result we maintain direct relationships with many of our no-load open-end Mutual Fund customers. Beginning in late 1995, we expanded our product distribution by offering several of our open-end Mutual Funds through Third-Party Distribution Programs, including NTF Programs. In 1998 and 1999, we further expanded these efforts to include substantially all of our open-end Mutual Funds in Third-Party Distribution Programs. More than 37% of the assets under management in the open-end Mutual Funds are still attributable to our direct response marketing efforts. Third-Party Distribution Programs have become an increasingly important source of asset growth for us. Of the $7.9 billion of assets under management in the open-end equity Mutual Funds as of December 31, 2005, approximately 63% were generated through Third-Party Distribution Programs. We are responsible for paying the service and distribution fees charged by many of the Third-Party Distribution Programs. Several bills have been introduced in Congress that would amend the Investment Company Act. These proposals, which include but are not limited to the elimination or restriction of Rule 12b-1 distribution fees, if enacted or adopted, could have a substantial impact on the regulation and operation of our registered funds. In light of such legislation and efforts by some of the program sponsors to increase fees beyond what we deem to be acceptable, several of our Mutual Funds may be withdrawn from such programs. During 2000, we completed development of additional classes of shares for many of our mutual funds for sale through national brokerage and investment firms and other third-party distribution channels on a commission basis. The multi-class shares are available in all of Gabelli mutual funds except The Gabelli ABC Fund, Gabelli Capital Asset Fund and the GAMCO Mathers Fund. The use of multi-class share products will expand the distribution of all Gabelli Fund products into the advised sector of the mutual fund investment community. During 2003, we introduced Class I shares, which are no load shares with higher minimum initial investment and without distribution fees available to Institutional and Retirement Plan Accounts directly through Gabelli & Company. The no-load shares are designated as Class AAA shares and are available for new and current investors. In general, distribution through Third-Party Distribution Programs has greater variable cost components and lower fixed cost components than distribution through our traditional direct sales methods.

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

Mutual Fund Distribution

Gabelli & Company distributes our open-end Mutual Funds pursuant to distribution agreements with each Mutual Fund. Under each distribution agreement with an open-end Mutual Fund, Gabelli & Company offers and sells such open-end Mutual Fund's shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of Third-Party Distribution Programs, financial intermediaries and Gabelli sales personnel. Gabelli & Company receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 ("12b-1") of the Investment Company Act. Distribution fees from the open-end Mutual Funds amounted to $17.1 million, $18.9 million and $19.4 million for the years ended December 31, 2003, 2004 and 2005, respectively. Gabelli & Company is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back- end sales charge. Underwriting fees and sales charges retained amounted to $268,000, $346,000 and $646,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Under the distribution plans, the open-end no load (Class AAA shares) Mutual Funds (except The Gabelli US Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund) and the Class A shares of various funds pay Gabelli & Company a distribution or service fee of .25% per year (except the Class A shares of the Westwood Funds which pay .50% per year) on the average daily net assets of the fund. Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%. Gabelli & Company's distribution agreements with the Mutual Funds may continue in effect from year to year only if specifically approved at least annually by (i) the Mutual Fund's Board of Directors or Trustees or (ii) the Mutual Fund's shareholders and, in either case, the vote of a majority of the Mutual Fund's directors or trustees who are not parties to the agreement or "interested persons" of any such party, within the meaning of the Investment Company Act. Each Mutual Fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days' written notice by (i) a vote of the majority of its directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Mutual Fund. Each distribution agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act. Gabelli & Company may terminate a distribution agreement without penalty upon 60 days' written notice.

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

Brokerage Commissions and Trading

Gabelli & Company generates brokerage commission revenues from securities transactions executed on an agency basis on behalf of our mutual funds, institutional and high net worth clients as well as from institutional and retail customers. Commission revenues totaled $12.9 million, $15.6 million, and $12.2 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Gabelli & Company has considered and continues to explore expansion of its proprietary trading activities. While these activities may entail a relatively high use of the firm's capital, we believe proprietary trading represents a growth opportunity for the Company.

Underwriting

Gabelli & Company is involved in external syndicated underwriting activities. In 2003, 2004 and 2005, Gabelli & Company participated in 9, 5 and 4 syndicated underwritings of public equity and debt offerings managed by major investment banks, respectively, with commitments of $24.7 million, $32.1 million and $21.4 million, respectively.

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

The market for providing investment management services to institutional and high net worth Separate Accounts is also highly competitive. Approximately 38% of our investment advisory fee revenue for the year ended December 31, 2005 was derived from our Separate Accounts. Selection of investment advisors by U.S. institutional investors is often subject to a screening process and to favorable recommendations by investment industry consultants. Many of these investors require their investment advisors to have a successful and sustained performance record, often five years or longer, and also focus on one and three year performance records. We have significantly increased our assets under management on behalf of U.S. institutional investors since our entry into the institutional asset management business in 1977. At the current time, we believe that our investment performance record would be attractive to potential new institutional and high net worth clients. However, no assurance can be given that our efforts to obtain new business will be successful.

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

The subsidiaries of GBL that are registered with the Commission under the Investment Advisers Act (Gabelli Funds LLC, Gabelli Advisers, Inc., Gabelli Fixed Income LLC, GAMCO Asset Management Inc. and effective January 19, 2006 Gabelli Securities, Inc.) are regulated by and subject to examination by the Commission. The Investment Advisers Act imposes numerous obligations on registered investment advisors including fiduciary duties, record keeping requirements, operational requirements, marketing requirements and disclosure obligations. The Commission is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from censure to termination of an investment advisor's registration. The failure of a subsidiary to comply with the requirements of the Commission could have a material adverse effect on us. We believe that we are in substantial compliance with the requirements of the regulations under the Investment Advisers Act.

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

In their capacity as broker-dealers, Gabelli & Company, Inc., Gabelli Fixed Income Distributors, Inc. and Gabelli Direct, Inc. are required to maintain certain minimum net capital and cash reserves for the benefit of our customers. Gabelli & Company, Inc.'s net capital, as defined, has consistently met or exceeded all minimum requirements. Gabelli Fixed Income Distributors, Inc. is currently dormant, but has also consistently met or exceeded all minimum requirements. Gabelli Direct, Inc. is also currently dormant, but did exceed its minimum net capital as of December 31, 2005. However it did not meet its minimum net capital requirements as of June 30, 2005 or September 30, 2005. The cause of the failure to meet the minimum net capital requirement was the ownership of certain securities that are ineligible for net capital calculations. Those ineligible securities were sold to Gabelli Securities, Inc. in November 2005, which remedied the net capital requirement. Gabelli & Company, Inc., Gabelli Fixed Income Distributors, Inc. and Gabelli Direct, Inc. are also subject to periodic examination by the NASD.

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

Investments by GBL on behalf of our clients often represent a significant equity ownership position in an issuer's class of stock. As of December 31, 2005, we had five percent or more beneficial ownership with respect to approximately 110 equity securities. This activity raises frequent regulatory and legal issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers' shareholder rights plans or "poison pills," state gaming laws and regulations, federal communications laws and regulations, public utility holding company laws and regulations, federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions. Our failure to comply with these requirements could have a material adverse effect on us.

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

In September 2005, we were informed by the staff of the Securities and Exchange Commission that they may recommend to the Commission that one of our advisory subsidiaries be held accountable for the actions of two of the seven closed-end funds managed by the subsidiary relating to Section 19(a) and Rule 19a-1 of the Investment Company Act of 1940. These provisions require registered investment companies to provide written statements to shareholders when a dividend is made from a source other than net investment income. While the funds sent annual statements containing the required information and 1099 statements as required by the IRS, the funds did not send written statements to shareholders with each distribution in 2002 and 2003. The staff indicated that they may recommend to the Commission that administrative remedies be sought, including a monetary penalty. The closed-end funds changed their notification procedures and we believe that all of the funds are now in compliance.

In response to industry-wide inquiries and enforcement actions, a number of regulatory and legislative initiatives were introduced. The SEC has proposed and adopted a number of rules under the Investment Company Act and the Investment Advisers Act and is currently studying potential major revisions of other rules. The SEC adopted rules requiring written compliance programs for registered investment advisers and registered investment companies and additional disclosures regarding portfolio management and advisory contract renewals. In addition, several bills were introduced in a prior Congress that, if adopted, would have amended the Investment Company Act. These proposals, if reintroduced and enacted, or if adopted by the SEC, could have a substantial impact on the regulation and operation of our registered and unregistered funds. For example, certain of these proposals would, among other things, limit or eliminate Rule 12b-1 distribution fees, limit or prohibit third party soft dollar arrangements and restrict the management of hedge funds and mutual funds by the same portfolio manager.

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

Personnel

On March 1, 2006, we had a full-time staff of approximately 200 individuals, of whom 83 served in the portfolio management, research and trading areas, 66 served in the marketing and shareholder servicing areas and 51 served in the administrative area. As part of our staff, we employ 17 portfolio managers for the Mutual Funds, Separate Accounts and Investment Partnerships. Additionally, Westwood Management employs a team of 19 investment professionals who advise five of the six portfolios of the Westwood family of funds.

ITEM 1A: RISK FACTORS

Business Risks

We caution the reader that the following business risks and those risks described elsewhere in this report and in our other Securities and Exchange Commission, or SEC, filings, could cause our actual results to differ materially from expectations stated in our forward-looking statements.

Risks Related to Our Industry

Changes in laws or regulations or in governmental policies could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.

Our business is subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC under the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended, by the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, as well as regulation by the National Association of Securities Dealers, Inc., or NASD, and state regulators. The mutual funds managed by Gabelli Funds, LLC and Gabelli Advisers, Inc. are registered with the SEC as investment companies under the Investment Company Act. The Investment Advisers Act imposes numerous obligations on investment advisors, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as additional detailed operational requirements, on registered investment companies and investment advisors. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment advisor or broker-dealer. Industry regulations are designed to protect our clients and investors in our funds and other third parties who deal with us and to ensure the integrity of the financial markets. They are not designed to protect our stockholders. Changes in laws or regulations or in governmental policies could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.

In response to scandals in the financial services industry regarding late trading, market timing and selective disclosure of portfolio information, various legislative and regulatory proposals are pending in or before, or have been adopted by, the U.S. Congress, the legislatures in states in which we conduct operations and the various regulatory agencies that supervise our operations, including the SEC. These proposals, to the extent enacted or adopted, could have a substantial impact on the regulation and operation of registered funds, investment advisors and broker-dealers and could adversely affect our assets under management, revenues and net income. Additionally, the SEC, the NASD and other regulators, as well as Congress, are investigating certain practices within our industry. These investigations could lead to further legislative and regulatory proposals that, if enacted or adopted, could adversely affect our business.

To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure.

The investment management business is highly competitive and has relatively low barriers to entry. To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure. Although our investment management fees vary from product to product, historically we have competed primarily on the performance of our products and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a trend toward lower fees in the investment management industry. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that make investors willing to pay our fees. In addition, the board of directors of each mutual fund managed by Gabelli Funds, LLC and Gabelli Advisers, Inc. must make certain findings as to the reasonableness of its fees. We cannot be assured that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure. Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.

We derive a substantial portion of our revenues from contracts that may be terminated on short notice.

A substantial majority of all of our revenues are derived from investment management agreements and distribution arrangements. Investment management agreements and distribution arrangements with the Mutual Funds are terminable without penalty on 60 days' notice (subject to certain additional procedural requirements in the case of termination by a Mutual Fund) and must be specifically approved at least annually, as required by law. Such annual renewal requires, among other things, approval by the disinterested members of each Mutual Fund's board of directors or trustees. Investment advisory agreements with the Separate Accounts are typically terminable by the client without penalty on 30 days' notice or less. Any failure to renew or termination of a significant number of these agreements or arrangements would have a material adverse effect on us.

Investors in the open-end funds can redeem their investments in these funds at any time without prior notice, which could adversely affect our earnings.

Open-end fund investors may redeem their investments in those funds at any time without prior notice. Investors may reduce the aggregate amount of assets under management for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In a declining stock market, the pace of mutual fund redemptions could accelerate. Poor performance relative to other asset management firms tends to result in decreased purchases of mutual fund shares and increased redemptions of mutual fund shares. The redemption of investments in mutual funds managed by Gabelli Funds, LLC or Gabelli Advisers, Inc. would adversely affect our revenues, which are substantially dependent upon the assets under management in our funds. If redemptions of investments in mutual funds caused our revenues to decline, it could have a material adverse effect on our earnings.

Regulatory developments designed to increase oversight of hedge funds may adversely affect our business.

The SEC has adopted a rule that requires registration of many hedge fund managers. Registration under the rule requires hedge fund managers to adopt certain compliance controls in order to ensure compliance with applicable securities laws and permits increased oversight of hedge fund managers by the SEC. Any regulations applicable to hedge funds that may be adopted pursuant to this rule could have an impact on our operations and may adversely affect our hedge fund business and decrease our future income.

A decline in the prices of securities would lead to a decline in our assets under management, revenues and earnings.

Substantially all of our revenues are determined by the amount of our assets under management. Under our investment advisory contracts with our clients, the investment advisory fees we receive are typically based on the market value of assets under management. In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Gabelli Funds, LLC or Gabelli Advisers, Inc. over time pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Investment Company Act. Rule 12b-1 fees typically are based on the market value of assets under management and represented approximately 7.7% of our revenues for the year ended December 31, 2005 and 8.2% and 7.4% of our revenues for the years ended December 31, 2003 and 2004, respectively. Accordingly, a decline in the prices of securities generally may cause our revenues and net income to decline by either causing the value of our assets under management to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees. The securities markets are highly volatile, and securities prices may increase or decrease for many reasons, including economic and political events and acts of terrorism beyond our control. If a decline in securities prices caused our revenues to decline, it could have a material adverse effect on our earnings.

Catastrophic and unpredictable events could have a material adverse effect on our business.

A terrorist attack, war, power failure, cyber-attack, natural disaster or other catastrophic or unpredictable event could adversely affect our future revenues, expenses and earnings by: interrupting our normal business operations; sustaining employee casualties, including loss of our key executives; requiring substantial expenditures and expenses to repair, replace and restore normal business operations; and reducing investor confidence.

We have a disaster recovery plan to address certain contingencies but we cannot be assured that this plan will be sufficient in responding or ameliorating the effects of all disaster scenarios. If our employees or vendors we rely upon for support in a catastrophic event are unable to respond adequately or in a timely manner, we may lose clients resulting in a decrease in assets under management with a material adverse effect on revenues and net income.

Risks Related to Our Business

Control by Mr. Gabelli of a majority of the combined voting power of our common stock may give rise to conflicts of interests.

Since our initial public offering in 1999, Mr. Gabelli, through his majority ownership of GGCP has beneficially owned all of our outstanding class B common stock, representing approximately over 95% of the combined voting power of all classes of our voting stock. As long as Mr. Gabelli indirectly beneficially owns a majority of the combined voting power of our common stock, he will have the ability to elect all of the members of our Board of Directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the common stock. In addition, Mr. Gabelli will be able to determine the outcome of matters submitted to a vote of our shareholders for approval and will be able to cause or prevent a change in control of our company. As a result of Mr. Gabelli's control, none of our agreements with Mr. Gabelli and other companies controlled by him have been arrived at through "arm's-length" negotiations, although we believe that the parties endeavor to implement market-based terms. There can be no assurance that we would not have received more favorable terms from an unaffiliated party.

In order to minimize conflicts and potential competition with our investment management business, in 1999 and as part of our initial public offering, Mr. Gabelli entered into a written agreement to limit his activities outside of GBL. Mr. Gabelli has undertaken that so long as he is associated with GBL or for a period of five years from our initial public offering, whichever is longer, he will not provide investment management services for compensation other than in his capacity as an officer or employee of GBL except for (a) those investment funds and accounts managed by Mr. Gabelli outside the company under performance fee arrangements, but only to the extent that any such investment fund or account consists solely of one or more of the persons who were investors as of the date of the consummation of the initial public offering or such additional investors to the extent that all revenues attributable to such additional investors are paid to GBL, and (b) successor funds and accounts which serve no investors other than those in the funds and accounts referred to in (a) or those investors' successors, heirs, donees or immediate families, which funds and accounts operate according to an investment style similar to such other accounts or funds, which style we did not use at the time of our initial public offering, and which are subject to performance fee arrangements. To the extent that such activities are not prohibited under this agreement, Mr. Gabelli intends to continue devoting time to activities outside GBL, including managing his own assets and his family's assets, managing or controlling companies in other industries and managing assets for other investors through the permissible accounts, which are the funds and accounts managed outside GBL that are permitted under the agreement between us and Mr. Gabelli (these assets were approximately $71.3 million in February 1999 and approximately $98.3 million as the end of 2005). These activities may present conflicts of interest or compete with the company. Our Certificate of Incorporation expressly provides in general that Mr. Gabelli, members of his immediate family who are officers or directors of GBL and entities controlled by such persons have an obligation to present corporate opportunities to us and resolve conflicts of interest through one of the processes described in the Certificate of Incorporation, which include independent director or independent shareholder approval.

We will not derive any income from activities outside GBL by Mr. Gabelli (except as described above) or members of his immediate family who are officers or directors of the company and may not be able to take advantage of business and investment opportunities that could later prove to be beneficial to us and our shareholders, either because such opportunities were not company opportunities at the time they arose or because we did not pursue them. Where a conflict of interest involves a transaction between Mr. Gabelli or members of his immediate family who are officers or directors of GBL or their affiliates and the company, there can be no assurance that we would not receive more favorable terms if it were dealing with an unaffiliated party, although we will seek to achieve market-based terms in all such transactions.

We depend on Mario J. Gabelli and other key personnel.

We are dependent on the efforts of Mr. Gabelli, our Chairman of the Board, Chief Executive Officer and the primary portfolio manager for a significant majority of our assets under management. The loss of Mr. Gabelli's services would have a material adverse effect on us.

In addition to Mr. Gabelli, our future success depends to a substantial degree on our ability to retain and attract other qualified personnel to conduct our investment management business. The market for qualified portfolio managers is extremely competitive and has grown more so in recent periods as the investment management industry has experienced growth. We anticipate that it will be necessary for us to add portfolio managers and investment analysts as we further diversify our investment products and strategies. There can be no assurance, however, that we will be successful in our efforts to recruit and retain the required personnel. In addition, our investment professionals and senior marketing personnel have direct contact with our Separate Account clients, which can lead to strong client relationships. The loss of these personnel could jeopardize our relationships with certain Separate Account clients, and result in the loss of such accounts. The loss of key management professionals or the inability to recruit and retain sufficient portfolio managers and marketing personnel could have a material adverse effect on our business.

Potential adverse effects on our performance prospects from a decline in the performance of the securities markets.

Our results of operations are affected by many economic factors, including the performance of the securities markets. During the 1990s, unusually favorable and sustained performance of the U.S. securities markets, and the U.S. equity market, in particular, attracted substantial inflows of new investments in these markets and has contributed to significant market appreciation which has, in turn, led to an increase in our assets under management and revenues. At December 31, 2005, approximately 97% of our assets under management were invested in portfolios consisting primarily of equity securities. More recently, the securities markets in general have experienced significant volatility, with declines in value experienced during the years 2001 and 2002. Any decline in the securities markets, in general, and the equity markets, in particular, could reduce our assets under management and consequently reduce our revenues. In addition, any such decline in the equity markets, failure of these markets to sustain their prior levels of growth, or continued short-term volatility in these markets could result in investors withdrawing from the equity markets or decreasing their rate of investment, either of which would be likely to adversely affect us. From time to time, a relatively high proportion of the assets we manage may be concentrated in particular industry sectors. A general decline in the performance of securities in those industry sectors could have an adverse effect on our assets under management and revenues.

Possibility of losses associated with proprietary investment activities.

We may from time to time make or maintain large proprietary investment positions in securities. Market fluctuations and other factors may result in substantial losses in our proprietary accounts which could reduce our ability or willingness to make new investments or impair our credit ratings.

Future investment performance could reduce revenues and other income.

Success in the investment management and mutual fund businesses is dependent on investment performance as well as distribution and client servicing. Good performance generally stimulates sales of our investment products and tends to keep withdrawals and redemptions low, which generates higher management fees (which are based on the amount of assets under management). Conversely, relatively poor performance tends to result in decreased sales, increased withdrawals and redemptions in the case of the open-end Mutual Funds, and in the loss of Separate Accounts, with corresponding decreases in revenues to us. Many analysts of the mutual fund industry believe that investment performance is the most important factor for the growth of no-load Mutual Funds, such as those we offer. Failure of our investment products to perform well could, therefore, have a material adverse effect on us.

Loss of significant Separate Accounts could affect our revenues.

We had approximately 1,800 Separate Accounts as of December 31, 2005, of which the ten largest accounts generated approximately 23% of our total revenues during the year ended December 31, 2005. Loss of these accounts for any reason would have an adverse effect on our revenues. Notwithstanding performance, we have from time to time lost large Separate Accounts as a result of corporate mergers and restructurings, and we could continue to lose accounts under these or other circumstances.

Our sources of revenue are subject to termination on short notice.

A substantial majority of all of our revenues are derived from investment management agreements and distribution arrangements. Investment management agreements and distribution arrangements with the Mutual Funds are terminable without penalty on 60 days' notice (subject to certain additional procedural requirements in the case of termination by a Mutual Fund) and must be specifically approved at least annually, as required by law. Such annual renewal requires, among other things, approval by the disinterested members of each Mutual Fund's board of directors or trustees. Investment advisory agreements with the Separate Accounts are typically terminable by the client without penalty on 30 days' notice or less. Any failure to renew or termination of a significant number of these agreements or arrangements would have a material adverse effect on us.

We rely on third-party distribution programs.

We have since 1996 experienced significant growth in sales of our open-end Mutual Funds through Third-Party Distribution Programs, which are programs sponsored by third-party intermediaries that offer their mutual fund customers a variety of competing products and administrative services. Most of the sales growth from our Third-Party Distribution Programs is from programs with no transaction fees payable by the customer, which we refer to as NTF Programs. Approximately $1.5 billion of our assets under management in the open-end Mutual Funds as of December 31, 2005 were obtained through NTF Programs. The cost of participating in Third-Party Distribution Programs is higher than our direct distribution costs, and it is anticipated that the cost of Third-Party Distribution Programs will increase in the future. Any increase would be likely to have an adverse effect on our profit margins and results of operations. In addition, there can be no assurance that the Third-Party Distribution Programs will continue to distribute the Mutual Funds. At December 31, 2005, approximately 93.0% of the NTF Program net assets in the Gabelli and Westwood families of funds are attributable to two NTF Programs. The decision by these Third-Party Distribution Programs to discontinue distribution of the Mutual Funds, or a decision by us to withdraw one or more of the Mutual Funds from the programs, could have an adverse effect on our growth of assets under management.

Possibility of losses associated with underwriting, trading and market-making activities.

Our underwriting, trading and market-making activities are primarily conducted through our subsidiary, Gabelli & Company, Inc., both as principal and agent. Such activities subject our capital to significant risks of loss. The risks of loss include those resulting from ownership of securities, extension of credit, leverage, liquidity, counterparty failure to meet commitments, client fraud, employee errors, misconduct and fraud (including unauthorized transactions by traders), failures in connection with the processing of securities transactions and litigation. We have procedures and internal controls to address such risks but there can be no assurance that these procedures and controls will prevent losses from occurring.

We may have liability as a general partner or otherwise with respect to our alternative investment products.

Certain of our subsidiaries act as general partner for investment partnerships, including arbitrage, event-driven long/short, sector focused and merchant banking limited partnerships. As a general partner of these partnerships, we may be held liable for the partnerships' liabilities in excess of their ability to pay such liabilities. In addition, in certain circumstances, we may be liable as a control person for the acts of our investment partnerships. As of December 31, 2005, our assets under management included approximately $634 million in investment partnerships. A substantial adverse judgment or other liability with respect to our investment partnerships could have a material adverse effect on us.

Operational risks may disrupt our businesses, result in regulatory action against us or limit our growth.

We face operational risk arising from errors made in the execution, confirmation or settlement of transactions or from transactions not being properly recorded, evaluated or accounted for. Our business is highly dependent on our ability to process, on a daily basis, transactions across markets in an efficient and accurate manner. Consequently, we rely heavily on our financial, accounting and other data processing systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

Dependence on information systems.

We operate in an industry that is highly dependent on its information systems and technology. We outsource a significant portion of our information systems operations to third parties who are responsible for providing the management, maintenance and updating of such systems. There can be no assurance, however, that our information systems and technology will continue to be able to accommodate our growth, or that the cost of maintaining such outsourcing arrangements will not increase from its current level. Such a failure to accommodate growth, or an increase in costs related to these information systems, could have a material adverse effect on us.

We may not be able to refinance or have the funds necessary to repurchase our existing indebtedness.

On August 10, 2001, we and certain of our affiliates entered into a note purchase agreement with Cascade Investment, L.L.C., pursuant to which Cascade purchased $100 million in principal amount of a convertible promissory note. Pursuant to the terms of the note, Cascade may require us, or upon a change in control or Mr. Gabelli ceasing to provide our predominant executive leadership, to repurchase the note (i.e., put option) at par plus accrued and unpaid interest on the note. In March 2005, we announced an agreement with Cascade to amend the terms of the note. The new terms extend the exercise date of Cascade's put option to September 15, 2006, reduce the principal of the convertible note to $50 million, effective April 1, 2005, and remove limitations on the issuance of additional debt. If Cascade exercises its right under the note to require us to repurchase the note, we may not be able to obtain new financing on similar terms to the note and may not have sufficient funds, or we may not be able to arrange financing on acceptable terms, to pay the repurchase price for the note. If we could not obtain sufficient cash to repurchase the note, we would be in default on our obligation under the note purchase agreement.

Our 5.22% senior notes, consisting of approximately $82.3 million of principal, are due on February 17, 2007. We may not be able to obtain new financing on similar terms to the note and may not have sufficient funds, or we may not be able to arrange financing on acceptable terms, to pay the repurchase price for the note.

Our credit ratings affect our borrowing costs.

Our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. A reduction in our credit ratings could increase our borrowing costs and limit our access to the capital markets.

We face exposure to litigation within our business.

The volume of litigation against financial services firms and the amount of damages claimed has increased over the past several years. The types of claims that we may face are varied. For example, we may face claims against us for purchasing securities that are inconsistent with a client's investment objectives or guidelines, in connection with the operation of the Mutual Funds or arising from an employment dispute. The risk of litigation is difficult to assess or quantify, and may occur years after the activities or events at issue. Even if we prevail in a legal action brought against us, the costs alone of defending against the action could have a material adverse effect on us.

Compliance failures and changes in regulation could adversely affect us.

Our investment management activities are subject to client guidelines and our Mutual Fund business involves compliance with numerous investment, asset valuation, distribution and tax requirements. A failure to adhere to these guidelines or satisfy these requirements could result in losses which could be recovered by the client from us in certain circumstances. Although we have installed procedures and utilize the services of experienced administrators, accountants and lawyers to assist us in adhering to these guidelines and satisfying these requirements, and maintain insurance to protect ourselves in the case of client losses, there can be no assurance that such precautions or insurance will protect us from potential liabilities.

Our businesses are subject to extensive regulation in the United States, including by the SEC and the NASD. We are also subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our registration or any of our subsidiaries as an investment adviser or broker-dealer. Changes in laws or regulations or in governmental policies could have a material adverse effect on us.

Our reputation is critical to our success.

Our reputation is critical to maintaining and developing relationships with our clients, Mutual Fund shareholders and third-party intermediaries. In recent years, there have been a number of well publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry. Misconduct by our staff, or even unsubstantiated allegations, could result not only in direct financial harm but also harm to our reputation, causing injury to the value of our brands and our ability to retain or attract assets under management. In addition, in certain circumstances, misconduct on the part of our clients or other parties could damage our reputation. Harm to our reputation could have a material adverse effect on us.

We face strong competition from numerous and sometimes larger companies.

We compete with numerous investment management companies, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Continuing consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Additionally, competing securities dealers whom we rely upon to distribute our mutual funds also sell their own proprietary funds and investment products, which could limit the distribution of our investment products. To the extent that existing or potential customers, including securities dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and net income could decline.

Fee pressures could reduce our profit margins.

There has been a trend toward lower fees in some segments of the investment management industry. In order for us to maintain our fee structure in a competitive environment, we must be able to provide clients with investment returns and service that will encourage them to be willing to pay such fees. Accordingly, there can be no assurance that we will be able to maintain our current fee structure. Fee reductions on existing or future new business could have an adverse impact on our profit margins and results of operations.

Risks Related to the Company

The disparity in the voting rights among the classes of shares may have a potential adverse effect on the price of our class A common stock.

The holders of class A common stock and class B common stock have identical rights except that (i) holders of class A common stock are entitled to one vote per share, while holders of class B common stock are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (ii) holders of class A common stock are not eligible to vote on matters relating exclusively to class B common stock and vice versa. The differential in voting rights and the ability of our company to issue additional class B common stock could adversely affect the value of the class A common stock to the extent the investors, or any potential future purchaser of our company, view the superior voting rights of the class B common stock to have value.

Future sales of our class A common stock in the public market or sales or distributions of our class B commons stock could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute our stockholders ownership in us.

We may sell additional shares of class A common stock in subsequent public offerings. We also may issue additional shares of class A common stock or convertible debt securities. As of December 31, 2005, we had 6,414,517 outstanding shares of class A common stock.

No prediction can be made as to the effect, if any, that future sales or distributions of class B common stock owned by GGCP will have on the market price of the class A common stock prevailing from time to time. Sales or distributions of substantial amounts of class A or class B common stock , or the perception that such sales or distributions could occur, could adversely affect the prevailing market price for the class A common stock.


ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

At December 31, 2005, we leased our principal offices which consisted of a single 60,000 square foot building located at 401 Theodore Fremd Avenue, Rye, New York. This building was leased in December 1997 (prior to our 1999 IPO) from an entity controlled by members of Mr. Gabelli's immediate family, and approximately 9,000 square feet are currently subleased to other tenants. We receive rental payments under the sublease agreements, which totaled approximately $281,000 in 2005 and were used to offset operating expenses incurred for the property. The lease provides that all operating expenses related to the property, which are estimated at $720,000 annually, are to be paid by us.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.


PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of class A common stock have been traded on the New York Stock Exchange ("NYSE") under the symbol GBL since our initial public offering on February 11, 1999. Prior to that, there was no public market for our common stock.

As of March 1, 2006, there were 66 class A common stockholders of record and 3 class B common stockholders of record (GGCP, Inc., formerly Gabelli Group Capital Partners, Inc., and two of its wholly-owned subsidiaries). These figures do not include stockholders with shares held under beneficial ownership in nominee name, which are estimated to be approximately 2,700.

The following table sets forth the high and low prices of our class A common stock for each quarter of 2005 and 2004 as reported by the NYSE.


                  Quarter Ended            High        Low

                  March 31, 2005           $ 49.20     $ 43.60
                  June 30, 2005            $ 46.03     $ 38.60
                  September 30, 2005       $ 48.55     $ 41.88
                  December 31, 2005        $ 47.88     $ 42.23

                  March 31, 2004           $ 45.00     $ 38.49
                  June 30, 2004            $ 42.97     $ 38.30
                  September 30, 2004       $ 43.60     $ 37.22
                  December 31, 2004        $ 50.50     $ 42.55


We paid our first dividend, a $.02 per share dividend, on December 15, 2003 to our class A shareholders of record December 1, 2003. Our class B shareholders elected to waive receipt of this dividend.

In 2004, we paid $1.16 per share in dividends to our common shareholders. This included three quarterly dividends of $0.02 per share on June 30, 2004, September 30, 2004 and December 28, 2004 to all shareholders of record on June 15, 2004, September 15, 2004 and December 14, 2004, respectively. We also paid two special dividends, a $0.10 per share dividend on June 30, 2004 to all shareholders of record on June 15, 2004 and a $1.00 per share dividend on November 30, 2004 to class A shareholders of record on November 15, 2004 and on December 23, 2004 to our class B shareholders of record on that date.

We paid $0.69 per share in dividends to our common shareholders in 2005. This included three quarterly dividends of $0.02 per share on March 28, 2005, June 28, 2005, September 28, 2005 to all shareholders of record on March 14, 2005, June 15, 2005 and September 15, 2005, respectively and a quarterly dividend of $0.03 per share on December 28, 2005 to all shareholders of record on December 15, 2005. We also paid a special dividend of $0.60 per share on January 18, 2005 to all shareholders of record on January 3, 2005.

The information set forth under the caption "Equity Compensation Plan Information" in the Proxy Statement is incorporated herein by reference.


ITEM 5(C): PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED
           PURCHASERS

The following table provides information with respect to the shares of our class A common stock we repurchased during the three months ended December 31, 2005:


                                                                                                       (d) Maximum Number of
                                                                                (c) Total Number of    Shares (or
                                                                                Shares Repurchased     Approximate Dollar
                                  (a) Total Number      (b) Average Price       as Part of Publicly    Value) That May Yet Be
                                  of Shares             Paid Per Share, net of  Announced Plans or     Purchased Under the
        Period                    Repurchased           Commissions             Programs               Plans or Programs
        ------------------------- ------------------- ----------------------- ---------------------- ----------------------- -----

        10/01/05 - 10/31/05             247,300                 $ 44.61                247,300                 662,293
        11/01/05 - 11/30/05              29,700                 $ 44.56                 29,700               1,132,593
        12/01/05 - 12/31/05              48,900                 $ 45.27                 48,900               1,083,693
                                         ------                                         ------
        Totals                          325,900                                        325,900
                                        =======                                        =======


In November 2005, we announced an increase in the number of shares of GBL to be repurchased of 500,000 shares. Our stock repurchase program is not subject to an expiration date.

ITEM 6:      SELECTED FINANCIAL DATA

General

The selected historical financial data presented below has been derived in part from, and should be read in conjunction with Management's Discussion and Analysis included in Item 7 and the audited Consolidated Financial Statements of GAMCO Investors, Inc. and subsidiaries and related notes included in Item 8 of this report.


                                                                     Year Ended December 31,
                                                              (In thousands, except per share data)
                                                        2001        2002         2003        2004        2005
                                                     ----------  ----------   ----------  ----------  -------
        Income Statement Data
        Revenues:
          Investment advisory and incentive fees    $  186,124   $  177,077   $  176,943  $  219,939  $  219,495
          Commission revenue                            15,939       13,883       12,863      15,573      12,195
          Distribution fees and other income            22,351       18,999       17,631      19,651      20,673
                                                     ---------    ---------    ---------   ---------   ---------
            Total revenues                             224,414      209,959      207,437     255,163     252,363
                                                     ---------    ---------    ---------   ---------   ---------
        Expenses:
          Compensation costs                            85,198       79,826       88,339     103,276     106,238
          Management fees                               11,325        9,533        9,002      11,017      11,356
          Distribution costs                            16,189       16,164       16,510      20,347      21,512
          Other operating expenses                      18,254       14,774       18,872      21,455      26,665
                                                     ---------    ---------    ---------   ---------    --------
            Total expenses                             130,966      120,297      132,723     156,095     165,771
                                                     ---------    ---------    ---------   ---------   ---------
        Operating income                                93,448       89,662       74,714      99,068      86,592
                                                     ---------    ---------    ---------   ---------   ---------
        Other income (expense), net:
          Net gain from investments                      5,187        1,353       15,610       5,627      10,912
          Interest and dividend income                   9,461        6,757        5,530      10,481      18,483
          Interest expense                              (6,174)     (11,977)     (14,838)    (16,027)    (13,782)
                                                     ----------   ----------   ----------  ----------  ----------
            Total other income (expense), net.           8,474       (3,867)       6,302          81      15,613
                                                     ---------    ----------   ---------   ---------   ---------
        Income before income taxes and minority
        interest                                       101,922       85,795       81,016      99,149     102,205
          Income taxes                                  39,342       32,259       30,339      36,097      38,327
          Minority interest                              1,482          224          833         493         487
                                                     ---------    ---------    ---------   ---------   ---------
        Net income                                  $   61,098   $   53,312   $   49,844  $   62,559  $   63,391
                                                      =========   =========    =========   =========   =========

        Net income per share:
          Basic                                     $     2.06   $     1.77   $     1.66  $     2.11  $     2.13
                                                     ==========   ==========   =========   =========   =========
          Diluted                                   $     2.03   $     1.76   $     1.65  $     2.06  $     2.09
                                                     ==========   ==========   =========   =========   =========

        Weighted average shares outstanding:
          Basic                                         29,666       30,092       30,018      29,673      29,805
                                                     =========    =========    =========   =========   =========
          Diluted                                       30,783       30,302       32,081      31,804      31,155
                                                     =========    =========    =========   =========   =========

        Actual shares outstanding at
          December 31st                                 29,828       29,881       30,050      28,837      29,544
                                                     =========    =========    =========   =========   =========

          Dividends declared                        $        -  $         -   $     0.02  $     1.76  $     0.09
                                                     =========    =========    =========   =========   =========



                                                                           December 31,

                                                        2001        2002        2003         2004        2005
                                                     ----------  ----------  ----------   ----------  -------
                                                            (In thousands, except assets under management)
        Balance Sheet Data
          Total assets                                $486,394    $582,731    $736,511     $698,972    $721,094
          Total liabilities and minority interests     211,097     260,938     358,200      364,094     296,965
                                                      ---------   ---------   ---------    ---------   ---------
          Total stockholders' equity                  $275,297    $321,793    $378,311     $334,878    $424,129
                                                      ========    ========    ========     ========    ========


        Assets Under Management (unaudited)
          (at year end, in millions):
           Separate Accounts                          $  12,233   $  10,603   $  13,535    $  13,975   $  12,466
           Mutual Funds                                  11,955      10,068      13,332       13,870      13,698
           Investment Partnerships                          573         578         692          814         634
                                                      ---------   ---------   ---------    ---------   ---------
              Total                                   $  24,761   $  21,249   $  27,559    $  28,659   $  26,798
                                                     ==========  ==========  ==========   ==========  ==========

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

In 2005, U.S. large company stocks, as measured by the S&P 500 produced a total return of 4.91%. This marked the third straight year of positive returns for large company stocks after a three year stretch of negative returns (2000-2002). The 2005 return was well below the average total return of 10.36% for the 79-year period ended December 31, 2005, according to Ibbotson Associates. Management believes the market will continue to exhibit volatility in line with historical experience. Over the next 10 years, our model for the U.S. stock market envisions average annual returns of 7% to 9% from a combination of nominal gross world product growth, stable profit margins and rising dividend payout ratios, with an offsetting drag on P/E multiples from rising interest rates. We expect that an increase in tax rates or inflation rates would reduce stock market returns. Similarly, increased regulation of the mutual fund industry, combined with growing fee pressures and our willingness to participate in certain NTF programs, may impair our profit margins. For example, changes in laws, regulations, and administrative practices by regulatory authorities, and the associated compliance costs, have increased our cost structure and could in the future have a material impact.

Overview

Income Statement

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

Advisory fees from the open-end mutual funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets. Advisory fees from the Separate Accounts are generally computed quarterly based on account values as of the end of the preceding quarter and accrued monthly. Management fees from Investment Partnership fees are computed either monthly or quarterly and accrued monthly. These revenues vary depending upon the level of sales compared with redemptions, financial market conditions and the fee structure for assets under management. Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

Revenues from Investment Partnerships also generally include an incentive allocation or fee of 20% of the economic profit, as defined. The incentive allocation is generally based on the absolute gain in a portfolio and is recognized as earned with the related compensation expense accrued. The incentive allocation and fees and related compensation expense may increase or decrease during the year depending upon the performance of the underlying investment partnerships. We also receive fulcrum fees from certain institutional separate accounts, which are based upon meeting or exceeding specific benchmark index or indices. These fees are recognized at the end of the stipulated contract period for the respective account. Management fees on closed-end preferred shares are received at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares. These fees are recognized as earned during the year. A total of $1.1 billion of assets in closed-end funds are subject to such arrangements.

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

Balance Sheet

We ended 2005 with $672.4 million in cash and investments in securities. Our debt of $232.3 million consists of $100 million of 5.5% senior notes due May 2013, a $50 million 5% convertible note due August 2011 (putable to us in September 2006), and $82.3 million of 5.22% senior notes due February 2007 issued in connection with our mandatory convertible securities.

Stockholders' equity was $424.1 million or $14.36 per share on December 31, 2005 compared with $334.9 million or $11.61 per share on December 31, 2004. The increase in stockholder's equity from the end of 2004 is principally related to the issuance of 1,517,483 shares of Class A common stock at $46.50 per share in connection with the settlement of the purchase contracts issued pursuant to our mandatory convertible securities in February 2005.

In June 2005, we filed a "shelf" registration statement on Form S-3. The shelf is currently being reviewed by the staff of the Securities and Exchange Commission. If and when declared effective, the shelf process will provide us with opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount of $400 million. This authorization is in addition to the remaining $120 million available under our "shelf" registration filed in 2001.

Our liquid balance sheet coupled with an investment grade credit rating provides access to financial markets and the flexibility to opportunistically add to our business, repurchase our stock and consider other strategic initiatives. Our challenge remains converting our liquidity to growing operating income.

Our primary goal is to use our liquid resources to opportunistically and strategically convert our interest income to operating income. While this goal is our priority, if opportunities are not present with what we consider a margin of safety, we will consider other ways to return capital to our shareholders including stock repurchase and dividends.

Asset Highlights

We reported assets under management as follows (dollars in millions):

                                                                                                   % Inc(Dec)
                                               2001       2002       2003       2004       2005     2005/2004    % CAGR (a)
                                               ----       ----       ----       ----       ----     ----------   ----------
Mutual Funds
  Open-End                                  $   8,334   $  6,482   $  8,088   $  8,029   $  7,888     (1.8%)      (2.5%)
  Closed-End                                    1,831      1,609      3,530      4,342      5,075      16.9        24.3
  Fixed Income                                  1,790      1,977      1,714      1,499        735     (51.0)      (12.5)
                                            ----------  ---------  ---------  ---------  ---------
Total Mutual Funds                             11,955     10,068     13,332     13,870     13,698      (1.2)        2.5
Institutional & Separate Accounts
  Equities                                     11,513      9,990     13,031     13,587     12,382      (8.9)        4.1
  Fixed Income                                    720        613        504        388         84     (78.4)      (37.2)
                                            ----------  ---------  ---------  ---------  ---------
Total Institutional & Separate Accounts        12,233     10,603     13,535     13,975     12,466     (10.8)        2.5
Investment Partnerships                           573        578        692        814        634     (22.1)        7.7
                                            ----------  ---------  ---------  ---------  ---------
Total Assets Under Management               $  24,761   $ 21,249   $ 27,559   $ 28,659   $ 26,798      (6.5)        2.6
                                            ==========  =========  =========  =========  =========
(a)  the % CAGR is computed for the five year period January 1, 2001 through December 31, 2005


Net outflows in 2005 totaled $2.3 billion compared to a net outflow of $1.7 billion in 2004 and a net inflow of $1.1 billion in 2003.

Total net outflows from equities products were approximately $1.2 billion in 2005. Total net outflows from fixed income products were $1.1 billion in 2005.

For the three years ended December 31, 2003, 2004 and 2005 our net cash inflows and outflows by product line were as follows (in millions):


                                                   2003            2004            2005
                                                   ----            ----            ----
Mutual Funds
   Equities                                     $ 1,364         $  (261)          $ 167
   Fixed Income                                    (276)           (228)           (788)
                                                -------       ---------       ---------
Total Mutual Funds                                1,088            (489)           (621)
                                                -------       ---------       ---------
Institutional & HNW Separate Accounts
   Equities                                          52          (1,178)         (1,155)
   Fixed Income                                    (115)           (125)           (310)
                                                -------       ---------       ---------
Total Institutional & HNW Separate Accounts         (63)         (1,303)         (1,465)
                                                -------       ---------       ---------
Investment Partnerships
   Equities                                          54              92            (208)
   Fixed Income                                       -               -               -
                                                -------       ---------       ---------
Total Investment Partnerships                        54              92            (208)
                                                -------       ---------       ---------
Total Equities                                    1,470          (1,347)         (1,196)
Total Fixed Income                                 (391)           (353)         (1,098)
                                                -------       ---------       ---------
Total Net Cash In (Out) Flows                   $ 1,079       $  (1,700)       $ (2,294)
                                                =======       =========       =========


For the three years ended December 31, 2003, 2004 and 2005 our net appreciation and depreciation by product line were as follows (in millions):

                                                                         2003            2004            2005
                                                                         ----            ----            ----
Mutual Funds
   Equities                                                           $ 2,163         $ 1,015           $ 425
   Fixed Income                                                            13              12              25
                                                                      -------         -------           -----
Total Mutual Funds                                                      2,176           1,027             450
                                                                      -------         -------           -----
Institutional & HNW Separate Accounts
   Equities                                                             2,989           1,734             (51)
   Fixed Income                                                             6               9               6
                                                                      -------         -------           -----
Total Institutional & HNW Separate Accounts                             2,995           1,743             (45)
                                                                      -------         -------           -----
Investment Partnerships
   Equities                                                                60              30              28
   Fixed Income                                                             -               -               -
                                                                      -------         -------           -----
Total Investment Partnerships                                              60              30              28
                                                                      -------         -------           -----
Total Equities                                                          5,212           2,779             402
Total Fixed Income                                                         19              21              31
                                                                      -------         -------           -----
Total Net Appreciation                                                $ 5,231         $ 2,800           $ 433
                                                                      =======         =======           =====


Operating Results for the Year Ended December 31, 2005 as Compared to the Year Ended December 31, 2004

Revenues
Total revenues were $252.4 million in 2005, $2.8 million or 1.1% lower than the total revenues of $255.2 million in 2004. The decrease in total revenues by revenue component was as follows (in millions):

                                                                                       Increase (decrease)
                                                                                       -------------------
                                                            2004              2005         $          %
                                                           ------            ------     -------     ------
Investment advisory and incentive fees                     $219.9            $219.5     ($ 0.4)     (0.2%)
Commissions                                                  15.6              12.2       (3.4)    (21.7)
Distribution Fees and other income                           19.7              20.7        1.0       5.2
                                                           ------            ------     -------
Total revenues                                             $255.2            $252.4      ($2.8)     (1.1)
                                                           ======            ======     =======


Investment Advisory and Incentive Fees: Investment advisory and incentive fees, which comprised 87.0% of total revenues in 2005, are directly influenced by the level and mix of assets under management ("AUM"). AUM ended the year at $26.8 billion, a 6.5% decrease from prior year-end AUM of $28.7 billion. Our equity AUM were $26.0 billion on December 31, 2005 versus $26.8 billion on December 31, 2004. An increase in closed-end fund assets principally related to the initial public offering of The Gabelli Global Gold, Natural Resources & Income Trust (AMEX: GGN) (which generated gross proceeds of approximately $352 million), a rights offering for The Gabelli Equity Trust Inc. (NYSE: GAB) ($144 million), and a preferred stock offering for The Gabelli Dividend and Income Trust (NYSE:
GDV) ($197 million) were more than offset by decreases in AUM in our separate accounts business ($1.2 billion), open-end mutual funds ($544 million) and investment partnerships ($208 million). Our fixed income assets declined to $735 million at year-end 2005 from $1.5 billion at the end of 2004, principally related to the withdrawal of assets from The Treasurer's Fund, which was closed during the fourth quarter 2005.

Mutual fund revenues increased $3.9 million or 3.3%, as higher revenues from closed-end funds were offset slightly by lower revenues from open-end equity mutual funds and fixed income mutual funds. Revenue from open-end equity funds decreased $0.4 million or 0.4% from the prior year as average assets under management in 2005 and 2004 were essentially flat at $7.8 billion. The closing of The Treasurer's Fund in the fourth quarter of 2005 contributed to lower revenues from fixed income mutual funds of $1.5 million or 74.6% from the 2004 period. Closed-end fund revenues increased $5.8 million or 15.4% from the prior year.

Revenue from Separate Accounts decreased $5.1 million or 5.9% principally due to lower average asset levels and a decrease in fulcrum fees earned on certain accounts. Assets in our equity Separate Accounts fell $1.2 billion or 8.9% for the year.

Total advisory fees from Investment Partnerships increased to $13.9 million in 2005 from $13.0 million in 2004. Incentive allocations and fees from investment partnerships, which generally represent 20% of the economic profit, increased to $6.2 million in 2005 compared to $4.3 million in 2004, slightly offset by a decrease in management fees of 11.6% to $7.7 million in 2005 from $8.7 million in 2004.

Commissions: Commission revenues in 2005 were $12.2 million, $3.4 million or 21.7% lower than commission revenues of $15.6 million in 2004. The decrease in revenues was due to a decrease in agency trading activity for accounts managed by affiliated companies offset slightly by higher revenues from institutional customers. Commission revenues derived from transactions on behalf of our Mutual Funds and Separate Account clients totaled $9.7 million, or approximately 80% of total commission revenues in 2005.

Distribution Fees and Other Income: Distribution fees and other income increased 5.2% or $1.0 million to $20.7 million in 2005 from $19.7 million in 2004. The year-to-year increase was principally the result of higher average assets under management in class C shares which have 12b-1 fees of 1%, in the 2005 period as compared to the prior year's period.

Expenses
Total expenses were $165.8 million in 2005, an increase of $9.7 million or 6.2% from total expenses of $156.1 million in 2004. Operating margin decreased to 34.3% in 2005 from 38.8% in 2004 as operating income decreased $12.5 million year over year.

Compensation: Compensation costs, which are largely variable in nature, increased approximately $2.9 million, or 2.9%, to $106.2 million in 2005 from $103.3 million in 2004. Our variable compensation costs increased $1.4 million to $77.4 million in 2005 from $76.0 million in 2004 and increased, as a percent of revenues, to 30.7% in 2005 compared to 29.8% in 2004. The increase in total variable compensation costs is principally due to higher revenues from Mutual Funds and Investment Partnerships (an increase of $2.2 million) partially offset by lower variable compensation costs related to Commissions (a decrease of $1.3 million). The increase, as a percent of revenues, is traceable to a shift in revenue mix from Separate Accounts to Investment Partnerships and Mutual Funds. Fixed compensation costs rose approximately $1.5 million to $28.8 million in 2005 from $27.3 million in 2004 principally due to increases in salaries and stock option expense. The increase in stock option expense of approximately $1 million was related to the accelerated vesting of stock options during the year.

Management Fee: Management fee expense, for acting as CEO, is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli pursuant to his Employment Agreement so long as he is an executive of GBL and devoting the substantial majority of his working time to the business. In 2005, management fee expense increased 3.1% to $11.4 million versus $11.0 million in 2004.

Distribution Costs: Distribution costs, which include marketing, promotion and distribution costs increased $1.2 million or 5.7% in 2005 from the 2004 period. This increase related to the one-time launch costs of $1.5 million for our new closed-end fund, GGN, as continuing distribution costs decreased $0.3 million in 2005 from the 2004 period.

Other Operating Expenses: Other operating expenses increased $5.2 million or 24.3% to $26.7 million in 2005. This increase includes a one-time charge of $1.1 million from the impairment of goodwill related to our fixed income business. In addition, there was an increase in accounting and legal costs of approximately $2.6 million as well as $1.2 million of higher costs directly related to the elimination of soft dollars in our mutual fund business.

Other Income and Expense
Our proprietary investment portfolio consists of investments in mutual funds, U.S. treasury bills, common stocks as well as other investments including limited partnerships and offshore funds. Net gain from investments, which is derived from our proprietary investment portfolio, was approximately $10.9 million for the year ended December 31, 2005 compared to $5.6 million in 2004. The higher full year 2005 investment gains are mostly due to our $100,000 venture capital investment in optionsXpress (NASDAQ: OXPS) made in 2001 through our 92% owned subsidiary, Gabelli Securities, Inc. OXPS completed its initial public offering during the first quarter 2005. We recorded a total gain of $5.4 million for the full year 2005.

Interest and dividend income was $18.5 million in 2005 compared to $10.5 million in 2004. Interest income rose $7.6 million to $12.4 million in 2005 and is a result of higher short-term interest rates.

Interest expense fell $2.2 million to $13.8 million in 2005, from $16.0 million in 2004. The decrease is a result of the April 1, 2005 repurchase of $50 million of the $100 million 5% convertible note and the remarketing of the senior notes in November 2004, which reduced the interest rate from 6.0% to 5.22%. The 5% convertible note is convertible, at the holder's option, into shares of our class A common stock at $52 per share.

Income Taxes
The effective tax rate for 2005 was 37.5% up from the 2004 effective tax rate of 36.4% as we adjusted the tax rate in 2005 to reflect our estimate of the current year-end tax liability.

Minority Interest
Minority interest expense was essentially flat at $0.5 million in both 2005 and 2004. Minority interest expense was largely the result of increased earnings from our Investment Partnerships and income from investments at our 92% owned subsidiary, Gabelli Securities, Inc, offset by the losses at our previously 80% owned Fixed Income business.

Net Income
Net income for 2005 was $63.4 million or $2.09 per fully diluted share versus $62.6 million or $2.06 per fully diluted share for 2004.

Shareholder Compensation and Initiatives
During 2005, we returned $57.3 million of our earnings to shareholders through dividends and our stock repurchases. We paid $0.69 per share in dividends ($20.1 million) to our common shareholders in 2005 which included three quarterly dividends of $0.02 per share paid on March 28, 2005, June 28, 2005, and September 28, 2005 and one quarterly dividend of $0.03 per share paid on December 28, 2005. In addition, we paid a special dividend of $0.60 per share on January 18, 2005 to all shareholders.

Through our stock buyback program, we repurchased approximately 861,000 shares in 2005 for a total investment of $37.2 million. There remains approximately 1,083,000 shares authorized under our stock buyback program on December 31, 2005.

Shares outstanding on a diluted basis at December 31, 2005 were 30.7 million and included 1.0 million shares from the assumed conversion of our 5% convertible note for the full year 2005 as under the applicable accounting methodology used to compute dilution, the convertible note was dilutive. The full number of shares which may be issued upon conversion of this note is approximately 1.0 million. During 2005, we issued 49,500 shares from the exercise of stock options and 1,517,483 shares from the settlement of the remaining purchase contracts relating to the mandatory convertible securities.

At December 31, 2005, we had 226,325 options outstanding to purchase our class A common stock which were granted under our Stock Award and Incentive Plans (the "Plans").

Operating Results for the Year Ended December 31, 2004 as Compared to the Year Ended December 31, 2003

Revenues
Total revenues were $255.2 million in 2004, $47.7 million or 23.0% ahead of total revenues of $207.4 million in 2003. The increase in total revenues by revenue component was as follows (in millions):

                                                                                       Increase (decrease)
                                                                                       -------------------
                                                             2003              2004      $            %
                                                           ------            ------     -------     ------
Investment advisory and incentive fees                     $176.9            $219.9      $ 43.0     24.3%
Commissions                                                  12.9              15.6         2.7     21.1
Distribution Fees and other income                           17.6              19.7         2.1     11.5
                                                           ------            ------     -------
Total revenues                                             $207.4            $255.2      $ 47.8     23.0
                                                           ======            ======      ======


Investment Advisory and Incentive Fees: Investment advisory and incentive fees, which comprised 86% of total revenues in 2004, are directly influenced by the level and mix of assets under management. Assets under management ended the year at a record $28.7 billion, a 4.0% increase over prior year-end assets under management of $27.6 billion. The effect of a full twelve months of GDV as well as an increase in average assets under management of $5.5 billion to $27.9 billion in 2004 from $22.4 billion in 2003. The initial public offering of GDV generated gross proceeds of approximately $1.46 billion in November 2003 and added an additional $194 million of gross proceeds through the exercise of the underwriters' over allotment option in January 2004.

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

Net Income
Net income for 2004 was $62.6 million or $2.06 per fully diluted share versus $49.8 million or $1.65 per fully diluted share for 2003.

Shareholder Compensation and Initiatives
During 2004, we returned over $100 million of our earnings to shareholders through dividends and our stock buyback program. We paid $1.16 per share in dividends to our common shareholders in 2004 which included three quarterly dividends of $0.02 per share paid on June 30, September 30, and December 28. In addition, we paid two special dividends, a $0.10 per share dividend on June 30 and a $1.00 per share dividend on November 30, 2004 to class A shareholders and December 23, 2004 to class B shareholders. Our Board of Directors also declared a special dividend of $0.60 per share in November 2004 which was payable on January 18, 2005 to all shareholders of record on January 3, 2005. Through our stock buyback program, we repurchased approximately 1,596,000 shares in 2004 for a total investment of $70.7 million. There remained approximately 944,000 shares authorized under our stock buyback program, exclusive of the accelerated stock repurchase ("ASR") authorization, on December 31, 2004.

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

At December 31, 2004, we had 799,325 options outstanding to purchase our class A common stock which were granted under our Plans.

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


    Summary cash flow data is as follows:
                                                                            2003             2004            2005
                                                                            ----             ----            ----
                                                                                       (in thousands)
           Cash flows provided by (used in):
              Operating activities                                           $ 31,460         $ (23,879)     $ (33,531)
              Investing activities                                            (57,691)          (11,056)        (7,205)
              Financing activities                                            101,312           (94,480)       (45,626)
                                                                             --------         ----------     ----------
           Increase (decrease) in cash and cash equivalents                    75,081          (129,415)       (86,362)
           Cash and cash equivalents at beginning of year                     311,430           386,511        257,096
           Effect of exchange rates on cash and cash equivalents                    -                 -            (75)
                                                                             --------         ----------     ----------
           Cash and cash equivalents at end of year                          $386,511         $ 257,096      $ 170,659
                                                                             ========         ==========     ==========

Cash and liquidity requirements have historically been met through cash generated by operating income and our borrowing capacity. At December 31, 2005, we had cash and cash equivalents of $170.7 million, a decrease of $86.4 million from the prior year end. We have established a collateral account, consisting of cash and cash equivalents and U.S. treasury securities totaling $54.7 million, to secure a $51.3 million letter of credit issued in favor of the holder of the $50 million 5% convertible note. On April 1, 2005 the letter of credit was reduced to $51.3 million, from $102.5 million, and extended to September 22, 2006, which coincides with the date of a put option the note holder may exercise. Additionally, the principal of the 5% convertible note was reduced to $50 million, from $100 million, and limitations on the issuance of additional debt were removed. Cash and cash equivalents and investments in securities held in the collateral account are restricted from other uses until the date of expiration. Under the terms of the capital lease we are obligated to make minimum total payments of $5.7 million through April, 2013.

Cash used in operating activities of $33.5 million in 2005 results primarily from purchases of trading investments in securities of $1,154.1 million, investments in partnerships and affiliates of $16.0 million, equity in earnings of partnerships and affiliates of $7.0 million and an increase in receivable from broker of $3.0 million partially offset by proceeds from sales of trading investments in securities of $1,063.1 million, $63.4 million of net income, $20.3 million of distributions from partnerships and affiliates and a decrease in investment advisory fees receivable of $4.3 million. Cash used in operating activities of $23.9 million in 2004 results primarily from purchases of trading investments in securities of $928.5 million, investments in partnerships and affiliates of $37.0 million, a reduction in payable to brokers of $5.4 million, equity in earnings of partnerships and affiliates of $4.8 million and an increase in investment advisory fees receivable of $5.0 million partially offset by proceeds from sales of trading investments in securities of $873.2 million, distributions from partnerships and affiliates of $20.8 million and $62.6 million of net income.

Cash used in investing activities of $7.2 million in 2005 is due to purchases of available for sale securities of $9.3 million, partially offset by proceeds from sales of available for sale securities of $2.1 million. Cash used in investing activities of $11.1 million in 2004 is due to purchases of available for sale securities of $11.7 million, partially offset by proceeds from sales of available for sale securities of $0.6 million.

Cash used in financing activities of $45.6 million in 2005 was largely from the repurchase of $50 million of the 5% convertible note, the purchase of an additional $37.2 million of our class A common stock, $20.1 million from dividend payments, $9.7 million for the tender offer of employee stock options and $0.5 million in dividends paid by one of our subsidiaries partially offset by $70.6 million received for the settlement of forward contracts relating to the mandatory convertible securities and $1.3 million received from the exercise of our stock options by employees. Cash used in financing activities of $94.5 million in 2004 was largely from the purchase of an additional $70.7 million of our class A common stock, $1.7 million of mandatory convertible securities, $2.7 million in dividends paid by one of our subsidiaries and $34.0 million from dividend payments partially offset by $11.7 million received for the early settlement of forward contracts relating to the mandatory convertible securities and $3.0 million received from the exercise of our stock options by employees. If the holder of the $50 million 5% convertible note elects to exercise their put option, we will be obligated to repay the principal and any accrued interest in September 2006. Additionally, our 5.22% senior notes with total principal of $82.3 million are due February 2007.

We continue to maintain our investment grade ratings which we have received from two ratings agencies, Moody's Investors Services and Standard and Poor's Ratings Services. We believe that our ability to maintain our investment grade ratings will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs.

Gabelli & Company is registered with the Commission as a broker-dealer and is a member of the NASD. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of $250,000. As of December 31, 2004 and 2005, Gabelli & Company had net capital, as defined, of approximately $19.2 million and $16.5 million, respectively, exceeding the regulatory requirement by approximately $19.0 million and $16.2 million, respectively. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

Our subsidiary, Gabelli Asset Management (UK) Limited is a registered member of the Financial Services Authority. In connection with this registration in the United Kingdom, we have a minimum Liquid Capital Requirement of (pound)267,000, ($459,000 at December 31, 2005) and an Own Funds Requirement of (euro)50,000 ($59,000 at December 31, 2005). We have consistently met or exceeded these minimum requirements.

Market Risk

Equity Price Risk

We are subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. Our exposure to market risk is directly related to our role as financial intermediary and advisor for assets under management in our Mutual Funds, Separate Accounts, and Investment Partnerships as well as our proprietary investment and trading activities. At December 31, 2005, our primary market risk exposure was for changes in equity prices and interest rates. At December 31, 2004 and 2005, we had equity investments, including mutual funds largely invested in equity products, of $143.7 million and $201.0 million, respectively. Investments in mutual funds, $109.1 million and $101.3 million at December 31, 2004 and 2005, respectively, generally lower market risk through the diversification of financial instruments within their portfolios. In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. We also hold investments in partnerships and affiliates which invest primarily in equity securities and which are subject to changes in equity prices. Investments in partnerships and affiliates totaled $89.3 million and $92.0 million at December 31, 2004 and 2005, respectively, of which $43.1 million and $36.4 million were invested in partnerships and affiliates which invest in event-driven merger arbitrage strategies. These strategies are primarily dependent upon deal closure rather than the overall market environment.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities excluding arbitrage products, for which the principal exposure is to deal closure and not overall market conditions, as of December 31, 2004 and 2005. The sensitivity analysis assumes a 10% increase or decrease in the value of these investments.

(In thousands)
                                                                    Fair Value assuming   Fair Value assuming
                                                                      10% decrease in       10% increase in
                                                     Fair Value        equity prices         equity prices
At December 31, 2004:
Equity price sensitive investments,
  at fair value                                   $ 188,753.8         $ 169,878.4           $ 207,629.2
                                                  -----------         -----------           -----------
At December 31, 2005:
Equity price sensitive investments,
  at fair value                                   $ 256,094.5         $ 230,485.0           $ 281,703.9
                                                  -----------         -----------           -----------

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

Commitments and Contingencies

We are obligated to make future payments under various contracts such as debt agreements and capital and operating lease agreements. The following table sets forth our significant contractual cash obligations as of December 31, 2005 (in thousands):

                                       Total      2006      2007    2008   2009    2010   Thereafter
                                    ---------  -------   --------  ------  -----  ------  ---------
Contractual Obligations:
5.5% Senior notes                   $ 100,000  $     -   $      -  $    -  $   -   $   -  $ 100,000
5% Convertible note                    50,000        -          -       -      -       -     50,000
5.22% Senior Notes                     82,308        -     82,308       -      -       -          -
Capital lease obligations               5,679      834        765     765    765     765      1,785
Non-cancelable operating
  lease obligations                       800      538        226      35      1       -          -
                                    ---------  -------   --------  ------  -----  ------  ---------
Total                               $ 238,787  $ 1,372   $ 83,299  $  800  $ 765  $  765  $ 151,785
                                    =========  =======   ========  ======  =====  ======  =========


In addition, the 5% convertible note provides the holder certain put rights, at par plus accrued interest, on September 15, 2006. If exercised, we will be required to pay down the entire principal balance at that time. A collateral account consisting of cash and securities has been established in the amount of $54.7 million to secure a $51.3 million letter of credit in favor of the convertible note holder. The $51.3 million letter of credit will expire on September 22, 2006.

Off-Balance Sheet Arrangements

We are the General Partner or co-General Partner of various limited partnerships whose underlying assets consist primarily of marketable securities. As General Partner or co-General Partner, we are contingently liable for all of the limited partnerships' liabilities.

Our income from these limited partnerships consists of our share of the management fee and the 20% incentive allocation from the limited partners. We also receive our pro-rata return on any investment made in the limited partnership. We earned management fees of $2.0 million in 2004 and $1.9 million in 2005 and incentive fees of $0.8 million and $1.6 million in 2004 and 2005, respectively. Our pro-rata gain on investments in these limited partnerships totaled $1.5 million in 2004 as compared to a gain of $0.8 million in 2005.

We do not invest in any other off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in the Consolidated Financial Statements.

Certain Relationships and Related Transactions

The following is a summary of certain related party transactions. Further details regarding these and other relationships appear in our Proxy Statement for our 2006 Annual Meeting of Shareholders.

GGCP, Inc. ("GGCP"), formerly known as Gabelli Group Capital Partners, Inc., and two of its subsidiaries own all of GBL's Class B Stock, representing approximately 97% of the combined voting power and 78.3% of the outstanding shares of GBL common stock on December 31, 2005.

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

As of December 5, 1997, GGCP entered into a master lease agreement with an entity controlled by members of Mr. Gabelli's immediate family, for a 60,000 square foot building, of which approximately 9,000 square feet are currently subleased to other tenants. The master lease for the building and property, which is located at 401 Theodore Fremd Avenue, Rye, New York (the "Building"), expires on April 30, 2013. As of February 9, 1999, GGCP assigned all of its rights and obligations under the master lease to GBL. GBL leases space in the Building to a company for which Mr. Gabelli serves as Chairman and is a significant stockholder.

Pursuant to the Employment Agreement, Mr. Gabelli has agreed that while he is employed by GBL he will not provide investment management services outside of GBL, except for certain permitted accounts managed by MJG Associates, Inc., for which he serves as Chairman. MJG Associates, Inc., which is wholly-owned by Mr. Gabelli, serves as a general partner or investment manager of various investment funds and other accounts. For these investment funds and other accounts, any management or incentive fees related to new investors after the date of GBL's initial public offering in 1999 are due to GBL in accordance with a resolution adopted by GBL's Board of Directors in 1999.

GAMCO has entered into agreements to provide advisory and administrative services to MJG Associates, Inc. and to GSI, with respect to the private investment funds managed by each of them. Pursuant to such agreements, GSI and MJG Associates, Inc. pay GAMCO for services provided.

Mr. Gabelli and Gabelli Securities, Inc. serve as co-general partners of Gabelli Associates Fund. Mr. Gabelli receives relationship manager and portfolio manager compensation through an incentive fee allocation directly from the partnership.

Gabelli Securities International Limited ("Gabelli Securities International") was formed in 1994 to provide management and investment advisory services to offshore funds and accounts. Marc Gabelli, a son of Mr. Gabelli, owns 55% of Gabelli Securities International and GSI owns the remaining 45%.

In April 1999, Gabelli Global Partners, Ltd., an offshore investment fund, was incorporated. Gabelli Securities International and Gemini Capital Management, LLC ("Gemini"), an entity owned by Marc Gabelli, were engaged by the fund as investment advisors as of July 1, 1999. Gemini receives half of the management and incentive fees as co-investment advisor.

In April 1999, GSI formed Gabelli Global Partners, L.P., an investment limited partnership for which GSI and Gemini are the general partners. In March 2002, Gabelli Global Partners, L.P. changed its name to Gemini Global Partners, L.P. Gemini receives half of the management fee and incentive allocation paid by the partnership to the general partners.

GBL reimburses GGCP for GGCP's incremental costs (but not the fixed costs) relating to GBL's use of an airplane in which GGCP owns a fractional interest. Mr. Gabelli's brother, spouse and three children were employed by GBL during 2005.

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

Revenue Recognition

Advisory fees from the open-end mutual funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets. Advisory fees from the Separate Accounts are generally computed quarterly based on account values as of the end of the preceding quarter and accrued monthly. Management fees from Investment Partnerships are computed either monthly or quarterly and accrued monthly and amounts receivable are included in other receivables from affiliates in the statement of financial condition.

Revenues from Investment Partnerships also generally include an incentive allocation or a fee of 20% of the economic profit. The incentive allocation or fee is generally based on the absolute gain in a portfolio and is recognized as earned during the year and amounts receivable are included in other receivables from affiliates in the statement of financial condition. Fulcrum fees from certain institutional separate accounts, which are based upon meeting or exceeding specific benchmark index or indices are recognized at the end of the stipulated contract period for the respective account and receivables due from fulcrum fees are included in investment advisory fees on the statement of financial condition. There were no fulcrum fees receivable as of December 31, 2005. Management fees on closed-end preferred shares are received at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares. These fees are recognized as earned during the year. Receivables due on management fees on closed-end funds are included in investment advisory fees receivable on the statement of financial condition.

Distribution fees from the open-end mutual funds are computed daily based on average net assets and are accrued monthly and amounts receivable are included in other receivables from affiliates on the statement of financial condition.

Investments in Partnerships and Affiliates

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

See "Recent Accounting Developments" for further detail on the accounting for Investments in Partnerships and Affiliates.

Goodwill and Other Long-Lived Intangible Assets

Prior to the issuance of Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill and other long-lived intangible assets were amortized each year. The adoption of SFAS No. 142 at the beginning of 2002 eliminated the amortization of these assets and established requirements for having them tested for impairment at least annually. During the first quarter of 2005, assets under management for our fixed income business decreased approximately 42% from the beginning of the year, triggering under our accounting policies the need to reassess goodwill for this previously 80% owned subsidiary. Using a present value cash flow method, we reassessed goodwill for this entity and determined that the value of the entity no longer justified the amount of goodwill. Accordingly, we recorded a charge of $1.1 million for the impairment of goodwill which represented the entire amount of goodwill for this entity during 2005.

At November 30, 2005 management conducted its annual assessment and assessed the recoverability of goodwill and other intangible assets and determined that there was no further impairment of the remaining goodwill on GBL's consolidated financial statements. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, it may result in an impairment charge for these assets to income.

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

Stock Based Compensation

Effective January 1, 2003, we use a fair value based method of accounting for stock-based compensation provided to our employees in accordance with SFAS No. 123, "Accounting for Stock Based Compensation." The estimated fair value of option awards is determined using the Black Scholes option-pricing model. This sophisticated model utilizes a number of assumptions in arriving at its results, including the estimated life of the option, the risk free interest rate at the date of grant and the volatility of the underlying common stock. There may be other factors, which have not been considered, which may have an effect on the value of the options as well. The effects of changing any of the assumptions or factors employed by the Black Scholes model may result in a significantly different valuation for the options. We adopted Statement 123 (R) on January 1, 2005. In light of our modified prospective adoption of the fair value recognition provisions of Statement 123 (R) for all grants of employee stock options, the adoption of Statement 123 (R) did not have a material impact on our consolidated financial statements.

Recent Accounting Developments

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), which provides accounting, and disclosure requirements for certain guarantees. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We indemnify our clearing brokers for losses they may sustain from the customer accounts introduced by our broker-dealer subsidiaries. In accordance with New York Stock Exchange rules customer balances are typically collateralized by customer securities or supported by other recourse provisions. In addition, we further limit margin balances to a maximum of 25% versus 50% permitted under exchange regulations. At December 31, 2005 the total amount of customer balances subject to indemnification (i.e. margin debits) was immaterial. The Company also has entered into arrangements with various other third parties which provide for indemnification against losses, costs, claims and liabilities arising from the performance of their obligations under our agreement, except for gross negligence or bad faith. The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote. Utilizing the methodology in FIN 45, our estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which was subsequently revised in December 2003 by FASB Interpretation No. 46(R) ("FIN46R"). FIN46R provides new criteria for determining whether or not consolidation accounting is required for off-balance sheet activities conducted through certain types of entities. This interpretation focuses on financial interests in entities (i.e., variable interests) that indicate control despite the absence of clear control through voting interest. It concludes that a company's exposure (variable interest) to the economic risks and rewards from the entity's assets and activities are the best evidence of control. The interpretation requires that these variable interest entities (VIEs) be subject to consolidation if the company holding the variable interest is subject to a majority of the expected losses or will receive a majority of the expected residual returns of the VIE (the "primary beneficiary"). As the primary beneficiary it would be required to include the variable interest entity's assets, liabilities and results of operations in its own financial statements.

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

We have reviewed the provisions of FIN46R and EITF 04-5 and have determined that, beginning on January 1, 2006, we will consolidate the majority of our investment partnerships and offshore funds which are managed by our subsidiaries and are not determined to be VIEs. For those entities managed by our subsidiaries and classified as VIEs, we have determined that we were not the primary beneficiary or a holder of a significant variable interest in five of the six VIEs on December 31, 2005.

We will apply the provisions of EITF 04-5 beginning on January 1, 2006 utilizing the method similar to a cumulative effect of a change in accounting principle. We have determined that there will be no cumulative effect on the amount of retained earnings at the beginning of the period in which EITF 04-5 will be adopted.

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

On December 16, 2004, the FASB issued FASB Statement No. 123 (R) (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) was required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2005. We adopted Statement 123(R) on January 1, 2005. In light of our prospective adoption of the fair value recognition provisions of Statement 123(R) for all grants of employee stock options subsequent to January 1, 2002, the adoption of Statement 123(R) did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." This Statement relates to nonmonetary exchanges and requires that one record the exchange at fair value unless the exchange lacks commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Statement is not expected to have a material impact on the Company's future consolidated financial statements.

In March 2005, the FASB issued FIN 47 which interprets FASB Statement No. 143, "Asset Retirement Obligations (ARO's)," which was issued in June 2001. FIN 47 was issued to address the diverse accounting practices that have developed with regard to the timing of conditional ARO's. Under the Interpretation, such ARO's even if conditional upon some future event must be recognized as liabilities. The Company does not have any such obligations at the present time, and the adoption of the Interpretation is not expected to have a material impact on the Company's future consolidated financial statements. It is effective for fiscal years ending after December 15, 2005.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Errors Corrections," which is a replacement of APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." The Statement applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principles unless it is impracticable. The Statement is effective for accounting changes and corrections for errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements. The Company plans to adopt this Statement on January 1, 2006. The adoption is not expected to have a material impact on the Company's future consolidated financial statements.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GAMCO INVESTORS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            Page

                Report of Independent Registered Public Accounting Firm                                    F-2
                Report of Independent Registered Public Accounting Firm on Effectiveness of Internal
                  Control over Financial Reporting                                                         F-3
                Management's Assessment of Internal Control over Financial Reporting                       F-4

                Consolidated Financial Statements:
                Consolidated Statements of Income for the years ended December 31, 2003, 2004
                  and 2005                                                                                 F-5
                Consolidated Statements of Financial Condition at December 31, 2004 and 2005               F-6
                Consolidated Statements of Stockholders' Equity for the years ended December 31,
                  2003, 2004 and 2005                                                                      F-7
                Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004
                  and 2005                                                                                 F-8
                Notes to Consolidated Financial Statements                                                 F-9


--------

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
GAMCO Investors, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of GAMCO Investors, Inc. and Subsidiaries ("GAMCO") (formerly Gabelli Asset Management Inc. and Subsidiaries) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of GAMCO's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GAMCO Investors, Inc. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GAMCO Investors, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal
Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006, expressed an unqualified opinion thereon.




                                                       ERNST & YOUNG LLP


New York, New York
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING


The Board of Directors and Stockholders
GAMCO Investors, Inc. and Subsidiaries

We have audited management's assessment, included in the accompanying Management's Assessment of Internal Control Over Financial Reporting, that GAMCO Investors, Inc. and Subsidiaries (the "Company") (formerly Gabelli Asset Management Inc. and Subsidiaries) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). GAMCO Investors, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that GAMCO Investors, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, GAMCO Investors, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of GAMCO Investors, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005, of GAMCO Investors, Inc. and Subsidiaries and our report dated March 10, 2006, expressed an unqualified opinion thereon.




                                                       ERNST & YOUNG LLP

New York, New York
March 10, 2006

MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

GAMCO Investors, Inc.'s ("GBL") management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements. These consolidated financial statements and notes have been prepared in conformity with U.S. generally accepted accounting principles from accounting records which management believes fairly and accurately reflect GBL's operations and financial position. The consolidated financial statements include amounts based on management's best estimates and judgments considering currently available information and management's view of current conditions and circumstances.

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

Management assessed the effectiveness of GBL's internal control over financial reporting as of December 31, 2005, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2005, its systems of internal control over financial reporting is properly designed and operating effectively to achieve the criteria of the "Internal Control - Integrated Framework." Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements included in this annual report and has issued an audit report on management's assessment of GBL's internal control over financial reporting.





Mario J. Gabelli                                       Michael R. Anastasio
Chairman and Chief Executive Officer                   Vice President and Chief
                                                       Financial Officer
March 10, 2006

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Year ended December 31,
                                                                              2003            2004             2005
                                                                          -----------     -----------      --------
                                                                               (In thousands, except per share data)
             Revenues
             Investment advisory and incentive fees                       $ 176,943       $ 219,939        $ 219,495
             Commission revenue                                              12,863          15,573           12,195
             Distribution fees and other income                              17,631          19,651           20,673
                                                                          -----------     -----------      --------
                  Total revenues                                            207,437         255,163          252,363
                                                                          -----------     -----------      --------
             Expenses
             Compensation costs                                              88,339         103,276          106,238
             Management fee                                                   9,002          11,017           11,356
             Distribution costs                                              16,510          20,347           21,512
             Other operating expenses                                        18,872          21,455           26,665
                                                                          -----------     -----------      --------
                  Total expenses                                            132,723         156,095          165,771
                                                                          -----------     -----------      --------
             Operating income                                                74,714          99,068           86,592
                                                                          -----------     -----------      --------
             Other Income (Expense)
             Net gain from investments                                       15,610           5,627           10,912
             Interest and dividend income                                     5,530          10,481           18,483
             Interest expenses                                              (14,838)        (16,027)         (13,782)
                                                                          -----------     -----------      --------
                  Total other income (expense), net                           6,302              81           15,613
                                                                          -----------     -----------      --------

             Income before income taxes and minority interest                81,016          99,149          102,205
             Income taxes                                                    30,339          36,097           38,327
             Minority interest                                                  833             493              487
                                                                          -----------     -----------      --------
             Net income                                                    $ 49,844        $ 62,559         $ 63,391
                                                                          ===========     ===========      ========

             Net income per share:
             Basic                                                        $    1.66       $    2.11        $    2.13
                                                                          ===========     ===========      ========
             Diluted                                                      $    1.65       $    2.06        $    2.09
                                                                          ===========     ===========      ========

             Weighted average shares outstanding:
             Basic                                                           30,018          29,673           29,805
                                                                          ===========     ===========      ========
             Diluted                                                         32,081          31,804           31,155
                                                                          ===========     ===========      ========

             Dividends declared                                           $    0.02       $    1.76        $    0.09
                                                                          ===========     ===========      ========

                             See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                      December 31,
                                                   -------------------
                                                     2004      2005
                                                   --------- ---------
                                                     (In thousands,
                                                    except share data)

ASSETS

Cash and cash equivalents, including restricted
 cash of $1,054 and $2,503                          $257,096 $170,659
Investments in securities, including restricted
 securities of $102,111 and $52,219                  292,350  401,216
Investments in partnerships and affiliates            89,339   91,971
Receivable from brokers                                5,539    8,545
Investment advisory fees receivable                   26,567   22,260
Other receivables from affiliates                     13,169   12,888
Capital lease                                          1,953    1,706
Intangible assets                                      4,650    3,523
Other assets                                           8,309    8,326
                                                   --------- ---------
     Total assets                                   $698,972 $721,094
                                                   ========= =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers                                      $302       $4
Income taxes payable                                   8,526   10,132
Capital lease obligation                               3,167    2,992
Compensation payable                                  27,645   27,889
Securities sold, not yet purchased                     1,088        -
Dividends payable                                     17,302        -
Accrued expenses and other liabilities                17,585   17,489
                                                   --------- ---------
     Total operating liabilities                      75,615   58,506
                                                   --------- ---------

5.5% Senior notes (due May 15, 2013)                 100,000  100,000
5% Convertible note (conversion price, $52.00 per
 share; note due August 14, 2011)                    100,000   50,000
5.22% Senior notes (due February 17, 2007)                 -   82,308
Mandatory convertible securities (purchase contract
 settlement date, February 17, 2005; notes due
 February 17, 2007)                                   82,308        -
                                                   --------- ---------

     Total liabilities                               357,923  290,814

Minority interest                                      6,171    6,151

Stockholders' equity:
  Class A Common Stock, $.001 par value;
   100,000,000 shares authorized; 8,081,356 and
   9,648,339 shares issued, respectively; 5,708,534
   and 6,414,517 outstanding, respectively                 8       10
  Class B Common Stock, $.001 par value;
   100,000,000 shares authorized; 24,000,000
   shares issued and 23,128,500 outstanding,              23       23
  Additional paid-in capital                         161,053  226,353
  Retained earnings                                  268,519  329,090
  Accumulated other comprehensive (loss) / gain          (53)     526
  Treasury stock, class A, at cost (2,372,822 and
   3,233,822 shares, respectively)                   (94,672)(131,873)
                                                   --------- ---------
     Total stockholders' equity                      334,878  424,129
                                                   --------- ---------

     Total liabilities and stockholders' equity     $698,972 $721,094
                                                   ========= =========


                             See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2003, 2004 and 2005
                             (Dollars in thousands)


                                                Common  Additional  Retained  Accumulated  Treasury    Total
                                                Stock    Paid-in    Earnings    Other       Stock
                                                         Capital              Compre-
                                                                               hensive
                                                                              (Loss) /
                                                                                Gain
                                              ------------------------------------------------------------------
Balance at December 31, 2002                        $31  $136,835    $207,561       $(638) $(21,996)   $321,793
                                              ------------------------------------------------------------------

  Comprehensive income:
    Net income                                        -         -      49,844           -         -      49,844
    Other comprehensive loss:
      Net unrealized gains on securities
        available for sale, net of management
        Fees and income tax expense of $1,656         -         -           -       2,118         -       2,118
                                                                                                    ------------
    Total comprehensive income                                                                           51,962
  Dividends declared                                  -         -        (139)          -         -        (139)
  Stock based compensation expense                    -     1,506           -           -         -       1,506
  Purchase and retirement of mandatory
        convertible securities                        -        13           -           -         -          13
  Exercise of stock options including tax
        benefit                                       -     5,121           -           -         -       5,121
  Purchase of treasury stock                          -         -           -           -    (1,945)     (1,945)
                                              ------------------------------------------------------------------
Balance at December 31, 2003                         31   143,475     257,266       1,480   (23,941)    378,311
                                              ------------------------------------------------------------------

  Comprehensive income:
    Net income                                        -         -      62,559           -         -      62,559
    Other comprehensive gain:
      Net unrealized losses on securities
        available for sale, net of management
        fees and income tax benefit of $1,198         -         -           -      (1,533)        -      (1,533)
                                                                                                    ------------
    Total comprehensive income                                                                           61,026
  Dividends declared                                  -         -     (51,306)          -         -     (51,306)
  Stock based compensation expense                    -     1,819           -           -         -       1,819
  Purchase and retirement of mandatory
        convertible securities                        -        45           -           -         -          45
  Exercise of stock options including tax
        benefit                                       -     4,090           -           -         -       4,090
  Proceeds from early settlement of
        purchase contracts                            -    11,740           -           -         -      11,740
  Capitalized costs                                   -      (116)          -           -         -        (116)
  Purchase of treasury stock                          -         -           -           -   (70,731)    (70,731)
                                              ------------------------------------------------------------------
Balance at December 31, 2004                        $31  $161,053    $268,519        $(53) $(94,672)   $334,878
                                              ==================================================================

  Comprehensive income:
    Net income                                        -         -      63,391           -         -      63,391
    Other comprehensive gain:
      Net unrealized gains on securities
        available for sale, net of management
        fees and income tax expense of $438           -         -           -         564         -         564
      Foreign currency translation                    -         -           -          15         -          15
                                                                                                    ------------
    Total comprehensive income                                                                           63,970
  Dividends declared                                  -         -      (2,820)          -         -      (2,820)
  Tender for employee stock options                   -    (9,665)          -           -         -      (9,665)
  Stock based compensation expense                    -     2,770           -           -         -       2,770
  Exercise of stock options including tax
        benefit                                       -     1,659           -           -         -       1,659
  Proceeds from settlement of
        purchase contracts                            2    70,567           -           -         -      70,569
  Capitalized costs                                   -       (31)          -           -         -         (31)
  Purchase of treasury stock                          -         -           -           -   (37,201)    (37,201)
                                              ------------------------------------------------------------------
Balance at December 31, 2005                        $33  $226,353    $329,090        $526 $(131,873)   $424,129
                                              ==================================================================


                             See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Year ended December 31
                                                    ------------------------------------
                                                         2003        2004        2005
                                                    ------------------------------------
                                                               (In thousands)
Operating activities
Net income                                              $49,844     $62,559     $63,391
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
  Equity in earnings of partnerships and affiliates      (5,729)     (4,843)     (6,967)
  Realized gains on available for sale securities           (31)       (101)       (482)
  Realized gains on trading investments in
   securities                                            (3,999)       (960)    (10,676)
  Change in unrealized on trading investments in
   securities                                            (6,513)        (46)     (2,872)
  Depreciation and amortization                             967         980         911
  Stock based compensation expense                        1,506       1,819       2,770
  Deferred income taxes                                   1,079      (1,769)      1,088
  Tax benefit from stock options exercised                1,223       1,064         328
  Minority interest in income of subsidiaries               833         493         487
  Foreign currency loss                                       -           -         191
  Other-than-temporary impairment of available for
   sale securities                                            -           -       3,301
  Goodwill impairment                                         -           -       1,191
(Increase) decrease in operating assets:
     Purchases of trading investments in securities    (678,752)   (928,522) (1,154,114)
     Proceeds from sales of trading investments in
      securities                                        690,469     873,185   1,063,096
     Distributions from partnerships and affiliates      15,180      20,793      20,304
     Investments in partnerships and affiliates         (25,530)    (37,035)    (15,969)
     Investment advisory fees receivable                 (5,962)     (5,002)      4,307
     Other receivables from affiliates                   (4,107)      1,378         126
     Receivable from brokers                              3,686      (4,307)     (3,006)
     Other assets                                        (1,269)      1,351        (607)
Increase (decrease) in operating liabilities:
     Payable to brokers                                 (11,447)     (5,389)       (298)
     Income taxes payable                                   771      (1,103)        186
     Compensation payable                                 6,716       2,366         144
     Accrued expenses and other liabilities               2,525        (790)       (361)
                                                    ------------------------------------
Total adjustments                                       (18,384)    (86,438)    (96,922)
                                                    ------------------------------------
Net cash provided by (used in) operating activities      31,460     (23,879)    (33,531)
                                                    ------------------------------------
Investing activities
Purchases of available for sale securities              (59,640)    (11,656)     (9,290)
Proceeds from sales of available for sale securities      1,949         600       2,085
                                                    ------------------------------------
Net cash (used in) investing activities                 (57,691)    (11,056)     (7,205)
                                                    ------------------------------------
Financing activities
Distributions to minority stockholders                        -      (2,718)       (507)
Partial repayment of 5% convertible note                      -           -     (50,000)
Issuance of 5.5% Senior notes                           100,000           -           -
Proceeds from exercise of stock options                   3,898       3,026       1,331
Dividends paid                                             (139)    (34,004)    (20,122)
Purchase and retirement of mandatory convertible
 securities                                                (502)     (1,677)          -
Proceeds from the settlement of purchase contracts            -      11,740      70,569
Capitalized costs                                             -        (116)        (31)
Tender for employee stock options                             -           -      (9,665)
Purchase of treasury stock                               (1,945)    (70,731)    (37,201)
                                                    ------------------------------------
Net cash provided by (used in) financing activities     101,312     (94,480)    (45,626)
                                                    ------------------------------------

Net increase (decrease) in cash and cash equivalents     75,081    (129,415)    (86,362)
Cash and cash equivalents at beginning of year          311,430     386,511     257,096
Effect of foreign exchange rates on cash and cash
 equivalents                                                  -           -         (75)
                                                    ------------------------------------
Cash and cash equivalents at end of year               $386,511    $257,096    $170,659
                                                    ====================================
Supplemental disclosures of cash flow information
Cash paid for interest                                  $15,116     $16,662     $14,692
                                                    ------------------------------------
Cash paid for income taxes                              $27,345     $37,881     $36,779
                                                    ------------------------------------
Supplemental disclosures of non-cash financing
 activities
Securities reclassified to available for sale            $3,788          $-          $-
                                                    ------------------------------------

                             See accompanying notes.

A.  Significant Accounting Policies

Basis of Presentation

GAMCO Investors, Inc. ("GBL" or the "Company") (formerly Gabelli Asset Management Inc.) was incorporated in April 1998 in the state of New York, with no significant assets or liabilities and did not engage in any substantial business activities prior to the initial public offering ("Offering") of our shares. On February 9, 1999, we exchanged 24 million shares of our class B common stock, representing all of our then issued and outstanding common stock, with Gabelli Funds, Inc. ("GFI") and two of its subsidiaries in consideration for substantially all of the operating assets and liabilities of GFI, relating to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business (the "Reorganization"). GBL distributed net assets and liabilities, principally a proprietary investment portfolio, of approximately $165 million, including cash of $18 million, which has been recorded for accounting purposes as a deemed distribution to GFI. GFI, which was renamed Gabelli Group Capital Partners, Inc. in 1999, was renamed GGCP, Inc. ("GGCP") during 2005.

On February 17, 1999, we completed our sale of 6 million shares of class A common stock in the Offering and received proceeds, after fees and expenses, of approximately $96 million. Immediately after the Offering, GFI owned 80% of the outstanding common stock of GBL and as of December 31, 2005 their ownership is 78.3%. In addition, with the completion of the Offering, we became a "C" Corporation for Federal and state income tax purposes and are subject to substantially higher income tax rates. Our corporate name change to GAMCO Investors, Inc. became effective August 29, 2005.

The accompanying consolidated financial statements include the assets, liabilities and earnings of:

     o    GBL; and

     o Our wholly-owned subsidiaries: Gabelli Funds, LLC ("Funds Adviser"), GAMCO Asset Management Inc. ("GAMCO" and formerly GAMCO Investors, Inc.), Gabelli Asset Management (UK) Limited, Gabelli Fixed Income, Inc. ("Fixed Income") and its subsidiaries; and

     o    Our  majority-owned  or  majority-controlled   subsidiaries:   Gabelli
          Securities, Inc. ("GSI") and its subsidiaries and Gabelli Advisers, Inc. ("Advisers").

At December 31, 2003, 2004 and 2005, we owned approximately 92% of GSI and had a 51% voting interest in Advisers (41% economic interest.) The consolidated financial statements comprise the financial statements of GBL and its subsidiaries as of December 31 of each year. The financial statements of the subsidiaries are prepared for the same reporting year as the parent company, using consistent accounting policies. All significant intercompany transactions and balances have been eliminated. Subsidiaries are fully consolidated from the date of acquisition, being the date on which GBL obtains control, and continue to be consolidated until the date that such control ceases.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Nature of Operations

GAMCO, Funds Adviser, Gabelli Fixed Income LLC ("Fixed Income LLC"), a wholly-owned subsidiary of Fixed Income, Advisers and GSI (effective January 19,
2006) are registered investment advisors under the Investment Advisers Act of 1940. Gabelli & Company, Inc. ("Gabelli & Company") and Gabelli Direct, Inc. ("Gabelli Direct"), both wholly-owned subsidiaries of GSI, and Gabelli Fixed Income Distributors, Inc. ("Fixed Income Distributors"), a wholly-owned subsidiary of Fixed Income LLC, are registered broker-dealers with the Securities and Exchange Commission ("SEC") and are members of the National Association of Securities Dealers, Inc. ("NASD"). Gabelli & Company acts as an introducing broker and all transactions for its customers are cleared through New York Stock Exchange ("NYSE") member firms on a fully disclosed basis. Accordingly, open customer transactions are not reflected in the accompanying consolidated statements of financial condition. Gabelli & Company is exposed to credit losses on these open positions in the event of nonperformance by its customers, pursuant to conditions of its clearing agreements with its clearing brokers. This exposure is reduced by the clearing brokers' policy of obtaining and maintaining adequate collateral and credit of the counterparties until the open transaction is completed. Gabelli Direct and Fixed Income Distributors do not currently have any customers.

Cash and Cash Equivalents

Cash equivalents primarily consist of affiliated money market mutual funds which are highly liquid. At December 31, 2004 and 2005, approximately $1.1 million and $2.5 million, respectively, of cash and cash equivalents was held as part of the collateral to secure a $51.3 million letter of credit originally issued August 14, 2002, in favor of the holder of the $50 million 5% convertible note. The $51.3 million letter of credit is due to expire on September 22, 2006.

Securities Transactions and Commissions Revenue and Clearing Charges

Investments in securities are accounted for as either "trading securities" or "available for sale" and are stated at quoted market values. Securities that are not readily marketable are stated at their estimated fair values as determined by our management. The resulting unrealized gains and losses for trading securities are included in net gain from investments and the unrealized gains and losses for available for sale securities, net of management fees and tax, are reported as a separate component of stockholders' equity. Securities transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from securities transactions are recorded on the identified cost basis. Commissions revenue and related clearing charges are recorded on a trade date basis.

At December 31, 2004 and 2005, approximately $102.1 million and $52.2 million, respectively, of investments in securities were held as collateral to secure a $51.3 million letter of credit originally issued August 14, 2002 in favor of the holder of the $50 million 5% convertible note. The $51.3 million letter of credit is due to expire on September 22, 2006.

Securities sold, but not yet purchased are recorded at trade date, stated at quoted market values and represent obligations of GBL to purchase the securities at prevailing market prices. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amounts recorded on the consolidated statements of financial condition. The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the sales commitments.

Investments in Partnerships and Affiliates

Investments in partnerships and affiliates, whose underlying assets consist mainly of marketable securities, are accounted for using the equity method under which our share of net earnings or losses of these partnerships and affiliated entities is reflected in income as earned, capital contributions are recorded when paid, and distributions received are reductions of the investments. Investments in partnerships and affiliates for which market values are not readily available are stated at their estimated fair values as determined by our management. Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

Receivables from and Payables to Brokers

Receivables from and payables to brokers consist of amounts arising primarily from the purchases and sales of securities.

Revenue Recognition

Advisory fees from the open-end mutual funds and closed-end funds (collectively, the "Funds") and sub-advisory accounts are computed daily or weekly based on average net assets. Advisory fees from the Separate Accounts are generally computed quarterly based on account values as of the end of the preceding quarter and accrued monthly. Management fees from Investment Partnerships are computed either monthly or quarterly and accrued monthly and amounts receivable are included in other receivables from affiliates in the statement of financial condition.

Revenues from Investment Partnerships also generally include an incentive allocation or a fee of 20% of the economic profit. The incentive allocation or fee is generally based on the absolute gain in a portfolio and is recognized as earned during the year and amounts receivable are included in other receivables from affiliates in the statement of financial condition. Fulcrum fees from certain institutional separate accounts, which are based upon meeting or exceeding specific benchmark index or indices are recognized at the end of the stipulated contract period for the respective account and receivables due from fulcrum fees are included in investment advisory fees on the statement of financial condition. There were no fulcrum fees receivable as of December 31, 2005. Management fees on closed-end preferred shares are received at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares. These fees are recognized as earned during the year. Receivables due on management fees on closed-end funds are included in investment advisory fees receivable on the statement of financial condition. At December 31, 2005 there was $156,000 in incentive allocations that have been recorded for offshore funds with Fiscal year-ends of June 30th, which potentially could be reversed out in 2006, prior to the end of the Fiscal year-end of the offshore fund.

Distribution fees from the open-end mutual funds are computed daily based on average net assets and are accrued monthly. The amounts receivable for distribution fees are included in other receivables from affiliates on the statement of financial condition.

Distribution Costs

We incur certain promotion and distribution costs, which are expensed as incurred, principally related to the sale of shares of open-end mutual funds, shares sold in the initial public offerings of our closed-end funds, and after-market support services related to our closed-end funds. Distribution costs relating to closed-end funds were approximately $298,000, $4,365,000 and $5,576,000 for 2003, 2004 and 2005, respectively.

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

Intangible Assets

Intangible assets consist primarily of the cost in excess of net assets acquired (i.e., goodwill). Goodwill and other intangible assets are deemed to have indefinite lives and, therefore, are not subject to amortization, but are instead reviewed at least annually for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." During the first quarter of 2005, assets under management for our fixed income business decreased approximately 42% from the beginning of the year, triggering under our accounting policies the need to reassess goodwill for this previously 80% owned subsidiary. Using a present value cash flow method, we reassessed goodwill for this entity and determined that the value of the entity no longer justified the amount of goodwill. Accordingly, we recorded a charge of $1.1 million for the impairment of goodwill which represented the entire amount of goodwill for this entity during 2005.

At November 30, 2005 management conducted its annual assessment and assessed the recoverability of goodwill and other intangible assets and determined that there was no further impairment for the remaining goodwill in GBL's consolidated financial statements. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, it may result in an impairment charge for these assets to income.

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

Minority Interest

For the year ended December 31, 2005, minority interest on the statement of income represents income attributable to the minority stockholders' of Fixed Income, GSI and Advisers. With the exception of GSI, these minority stockholders are principally employees, officers and directors of GBL.

On December 31, 2005, minority interest on the statement of financial condition represents amounts attributable to the minority stockholders' of GSI and Advisers. These minority stockholders are principally employees, officers and directors of GBL, except that the minority stockholders of GSI also include other outside investors.

On December 31, 2005, the minority interest of Fixed Income was eliminated as the Company acquired the remaining interest it did not own through a settlement with the minority interest stockholders.

Fair Values of Financial Instruments

The carrying amount of all assets and liabilities, other than intangible assets, capital lease and fixed assets, in the consolidated statements of financial condition approximate their fair values.

Earnings Per Share

Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic net income per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding in the period.

Diluted net income per share, in addition to the weighted average determined for basic net income per share, includes common stock equivalents which would arise from the exercise of stock options using the treasury stock method and, if dilutive, assumes the conversion of our convertible note for the period outstanding since its issuance in August 2001. An average of 141,000, 208,000 and 151,000 incremental shares were included as the dilutive effect of stock options in 2003, 2004 and 2005, respectively. In 2003, net income is adjusted for interest expense, net of management fees and taxes, of $3,157,000 and the weighted average shares outstanding includes 1,923,000 incremental shares as the convertible note had a dilutive effect. In 2004, net income is adjusted for interest expense, net of management fees and taxes, of $2,862,000 and the weighted average shares outstanding includes 1,923,000 incremental shares as the convertible note had a dilutive effect. In 2005, net income is adjusted for interest expense, net of management fees and taxes, of $1,758,000 and the weighted average shares outstanding includes 1,199,000 incremental shares as the convertible note had a dilutive effect.

Stock Based Compensation

We currently sponsor stock option plans previously adopted and approved by our shareholders as a means to attract, retain and motivate employees. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 in accordance with the transition and disclosure provisions under the recently issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure". Previously we had elected to use the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense was recognized where the exercise price equaled or exceeded the market price of the underlying stock on the date of grant. We adopted Statement 123 (R) on January 1, 2005. In light of our modified prospective adoption of the fair value recognition provisions of Statement 123
(R) for all grants of employee stock options, the adoption of Statement 123 (R) did not have a material impact on our consolidated financial statements. In 2003, 2004 and 2005 we have recognized a total of $1,555,000, $1,817,000 and
$2,770,000, respectively, in option expense. We expense stock option compensation over the vesting period of the option in line with the vesting characteristics. Refer also to Note F.

Business Segments

We operate predominantly in one business segment, the investment advisory and asset management industry. We conduct our investment advisory business principally through: GAMCO (Separate Accounts), Funds Adviser (Mutual Funds) and GSI (Investment Partnerships). We also act as an underwriter, are a distributor of our open-end mutual funds and provide institutional research through Gabelli & Company, our broker-dealer subsidiary.

Reclassifications

Certain prior period amounts reflect reclassifications to conform with the current year's presentation.

Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), which provides accounting, and disclosure requirements for certain guarantees. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We indemnify our clearing brokers for losses they may sustain from the customer accounts introduced by our broker-dealer subsidiaries. In accordance with NYSE rules customer balances are typically collateralized by customer securities or supported by other recourse provisions. In addition, we further limit margin balances to a maximum of 25% versus 50% permitted under exchange regulations. At December 31, 2004 and 2005 the total amount of customer balances subject to indemnification (i.e. margin debits) was immaterial. The Company also has entered into arrangements with various other third parties which provide for indemnification against losses, costs, claims and liabilities arising from the performance of their obligations under our agreement, except for gross negligence or bad faith. The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote. Utilizing the methodology in FIN 45, our estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which was subsequently revised in December 2003 by FASB Interpretation No. 46(R) ("FIN46R"). FIN46R provides new criteria for determining whether or not consolidation accounting is required for off-balance sheet activities conducted through certain types of entities. This interpretation focuses on financial interests in entities (i.e., variable interests) that indicate control despite the absence of clear control through voting interest. It concludes that a company's exposure (variable interest) to the economic risks and rewards from the entity's assets and activities are the best evidence of control. The interpretation requires that these variable interest entities (VIEs) be subject to consolidation if the company holding the variable interest is subject to a majority of the expected losses or will receive a majority of the expected residual returns of the VIE (the "primary beneficiary"). As the primary beneficiary it would be required to consolidate the variable interest entity's assets, liabilities and results of operations in its own consolidated financial statements.

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

We have reviewed the provisions of FIN46R and EITF 04-5 and have determined that we will be required to consolidate the majority of our investment partnerships and offshore funds managed by our subsidiaries beginning on January 1, 2006. If consolidation of these investment partnerships and offshore funds were made as of December 31, 2005, the effect on our consolidated financial statements would have been as follows:

Consolidated Statement of Financial Condition (unaudited)
December 31, 2005


                                                      Effects of           (Pro Forma)
                                  Reported          consolidation      Post consolidation
Assets                              $ 721,094           $ 403,112            $ 1,124,206
Liabilities                           290,814              86,485                377,299
Minority Interest                       6,151             316,627                322,778
Stockholders' Equity                  424,129                   -                424,129



Consolidated Statement of Income (unaudited)
For the year ended December 31, 2005

                                                      Effects of          (Pro Forma)
                                  Reported          consolidation      Post consolidation
Revenues                               $ 252,363           ($ 7,122)             $ 245,241
Expenses                                 165,771               1,408               167,179
Other Income, net                         15,613              28,838                44,451
Minority Interest                            487              20,308                20,795
Net Income                              $ 63,391               $   -              $ 63,391



We will apply the provisions of EITF 04-5 beginning on January 1, 2006 utilizing the method similar to a cumulative effect of a change in accounting principle. We have determined that there will be no cumulative effect on the amount of retained earnings at the beginning of the period in which EITF 04-5 will be adopted.

We also serve as the investment manager or co-investment manager of five offshore funds and the general partner for one partnership, which are classified as VIEs. These offshore funds seek to earn absolute returns for investors and are primarily focused within our event-driven long/short equity and sector-focused strategies. The partnership seeks to generate absolute returns by investing in, and optimizing, a portfolio of several investment partnerships managed and advised by us. Our involvement with one of these offshore funds began in 1994 but the majority of the offshore funds were launched between 1999 and 2002. The partnership began in 2005.

The total net assets of the five offshore funds and one partnership, which are classified as VIEs, were approximately $40.0 million on December 31, 2005 and the total net assets of the five offshore funds on December 31, 2004 were approximately $42.5 million. On December 31, 2005, we were not the primary beneficiary or a holder of a significant variable interest in five of the six VIEs. In the other instance, an unconsolidated related party held an interest in an offshore fund which, when combined with the Company's cash flows from the incentive fee allocation and the management fee as co-investment manager results in the Company being considered the primary beneficiary of such entity. This offshore fund is a global event-driven long/short equity fund with total assets of $13,164,000 and $10,078,000 and total liabilities of $975,000 and $979,000 at
December 31, 2004 and 2005, respectively. This fund has not been consolidated as of and for the year ended December 31, 2005 and 2004. As co-investment manager of this fund, we earned approximately $110,000, $98,000 and $72,000 in management and incentive fees in 2003, 2004 and 2005, respectively. However, we are not exposed to losses as a result of our involvement with this fund because we have had no direct investment.

Our maximum exposure to loss as a result of our involvement with the offshore funds classified as VIEs is limited to our investment in the respective VIEs. On December 31, 2004 and 2005, we did not have any direct investments in these offshore funds. Our maximum exposure to loss as a result of our involvement with the partnership classified as a VIE includes our investment as well as being contingently liable for all of the partnership's liabilities in our capacity as general partner. On December 31, 2005 and 2004, we did not have an investment in this partnership. Financial information pertaining to our investments in partnerships and affiliates is presented in Note C.

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

On December 16, 2004, the FASB issued FASB Statement No. 123 (R) (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. We adopted Statement 123(R) on January 1, 2005. In light of our prospective adoption of the fair value recognition provisions of Statement 123(R) for all grants of employee stock options subsequent to January 1, 2002, the adoption of Statement 123(R) did not have a material impact on our consolidated financial statements.

In March 2005, the FASB issued FIN 47 which interprets FASB Statement No. 143, "Asset Retirement Obligations (ARO's)," which was issued in June 2001. FIN 47 was issued to address the diverse accounting practices that have developed with regard to the timing of conditional ARO's. Under the Interpretation, such ARO's even if conditional upon some future event must be recognized as liabilities. The Company does not have any such obligations at the present time, and the adoption of the Interpretation is not expected to have a material impact on the Company's future consolidated financial statements. It is effective for fiscal years ending after December 15, 2005.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Errors Corrections," which is a replacement of APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." The Statement applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principles unless it is impracticable. The Statement is effective for accounting changes and corrections for errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements. The Company plans to adopt this Statement on January 1, 2006. The adoption is not expected to have a material impact on the Company's future consolidated financial statements.

B.  Investments in Securities

Investments in securities at December 31, 2004 and 2005 consisted of the following:


                                     2004                 2005
                              -----------------------------------------
                                         Market               Market
                                Cost      Value     Cost      Value
                              -----------------------------------------
                                           (In thousands)
Trading securities:
U.S. Government obligations    $148,344  $148,610 $198,395    $200,242
Common stocks                    12,406    14,509   72,201      77,218
Mutual funds                     50,774    51,560   40,964      41,530
Preferred stocks                    497       585      470         503
Other investments                   543     1,241      602         490
                              -----------------------------------------
Total trading securities        212,564   216,505  312,632     319,983
                              -----------------------------------------

Available for sale securities:
Common stocks                    15,692    18,271   20,028      21,435
Mutual funds                     59,075    57,574   59,125      59,798
                              -----------------------------------------
Total available for sale
 securities                      74,767    75,845   79,153      81,233
                              -----------------------------------------

Total investments in
 securities                    $287,331  $292,350 $391,785    $401,216
                              =========================================

At December 31, 2004 and 2005, the market value of investments available for sale was $75.8 million and $81.2 million, respectively. At December 31, 2004 and 2005, there were six and four holdings in loss positions, respectively, which were not deemed to be other than temporarily impaired due to the length of time that they have been in a loss position. An unrealized holding loss, net of management fees and taxes, of $0.1 million in 2004 and an unrealized holding gain, net of management fees and taxes of $0.5 million in 2005 has been included in stockholders' equity. Proceeds from sales of investments available for sale were approximately $1.9 million, $0.6 million and $2.1 million for the years ended December 31, 2003, 2004 and 2005, respectively. Realized gains on the sale of investments available for sale amounted to $0.2 million, $0.1 million and $0.5 million for the years ended December 31, 2003, 2004 and 2005, respectively. Realized losses were $0.2 million in 2003. There were no realized losses in 2004 or 2005.

For the year ended December 31, 2005, there were $3.3 million in losses on available for sale securities deemed to be other than temporary, which were recorded in the statement of income. There were no losses recorded for the years ended December 31, 2003 or 2004.

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and classified as trading securities. Available for sale investments are stated at fair value, with any unrealized gains or losses, net of deferred taxes, reported as a component of stockholders' equity. Trading investments are stated at fair value, with any unrealized gains or losses reported as net gain from investments in the statement of income.

C.  Investments in Partnerships and Affiliates

We are general partner or co-general partner of various limited partnerships and the Investment Manager of various offshore funds whose underlying assets consist primarily of marketable securities. As general partner or co-general partner, we are contingently liable for all of the partnerships' liabilities. Summary financial information, including our carrying value and income from these partnerships at December 31, 2004 and 2005 and for the years then ended, is as follows (in thousands):

                                            2004           2005
                                            ----           ----
      Total assets..................        $ 272,533      $ 250,129
      Total liabilities.............           65,754         48,164
      Equity........................          206,779        201,965
      Net earnings..................           13,244         13,804
      Company's carrying value......           25,722         24,642

Income from our investments in the above partnerships for the year ended December 31, 2003, 2004 and 2005 was approximately $2,182,000, $1,217,000,
$747,000.

As general partner or co-general partner of various limited partnerships, we receive a management fee based on a percentage of each partnership's net assets and a 20% incentive allocation based on economic profits. For the years ended December 31, 2003, 2004 and 2005, we earned management fees of approximately $2,259,000, $2,029,000, and $1,865,000, respectively and earned incentive allocations of $1,462,000, $830,000 and $1,585,000.

We also serve as investment manager or co-investment manager for various affiliated offshore funds whose underlying assets consist primarily of marketable securities. As the investment manager or co-investment manager, we earn a management fee based on a percentage of net assets and are entitled to a 20% incentive based on the absolute gain in the portfolio. For the years ended December 31, 2003, 2004 and 2005, we earned management fees of $1,773,000, $2,448,000 and $2,306,000, respectively and recorded incentive fees of $2,945,000, $1,423,000 and $3,013,000, respectively. At December 31, 2004 and
2005, we had investments in these affiliated offshore funds aggregating $29,800,000 and $27,790,000, respectively and earned $901,000, $643,000, and
$2,083,000 from these investments in 2003, 2004 and 2005, respectively.

At December 31, 2004 and 2005, we had various interests in unaffiliated limited partnerships, offshore funds and other investments aggregating approximately $33,818,000 and $39,540,000, respectively. For the years ended December 31, 2003, 2004 and 2005, we recorded net gains related to these investments of approximately $1,112,000, $2,047,000, and $1,482,000, respectively.

D.  Income Taxes

We account for income taxes under the liability method prescribed by FASB Statement No. 109 ("SFAS 109"). Under SFAS 109, deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes.

GBL and our greater than 80% owned subsidiaries file a consolidated federal income tax return. Advisers, our less than 80% owned subsidiary files a separate federal income tax return. Accordingly, the income tax provision represents the aggregate of the amounts provided for all companies

The provision for (benefit from) income taxes for the years ended December 31, 2003, 2004 and 2005 consisted of the following:

                                          2003          2004           2005
                                          ----          ----           ----
                                                   (In thousands)
   Federal:
      Current                           $ 24,915     $ 31,778         $ 31,692
      Deferred                             1,108       (1,198)           1,183
   State and local:
      Current                              4,345        6,088            5,547
      Deferred                               (29)        (571)             (95)
                                        ---------    ---------        ---------
                                      $   30,339   $   36,097       $   38,327
                                      ==========   ==========       ==========

Our effective tax rate for each of the years ended December 31, 2003, 2004 and 2005 was 37.4%, 36.4% and 37.5%, respectively. A reconciliation of the Federal statutory income tax rate to the effective tax rate is set forth below:


                                                                2003          2004          2005
                                                                ----          ----          ----
                Statutory Federal income tax rate                35.0%         35.0%         35.0%
                State income tax, net of Federal benefit          3.4           3.6           3.5
                Other                                            (1.0)         (2.2)         (1.0)
                                                                ------       -------       -------
                Effective income tax rate                        37.4%         36.4%         37.5%
                                                                ======        ======        ======


Significant components of our deferred tax assets and liabilities were as follows:

                                                                       2004          2005
                                                                       ----          ----
                Deferred tax assets:                                     (in thousands)
                   Stock option expense                            $  (1,268)    $     (650)
                   Deferred compensation                              (2,298)        (3,362)
                   Other                                                (442)          (482)
                                                                   -----------   ----------
                   Total deferred tax assets                          (4,008)        (4,494)
                                                                   -----------   ----------
                Deferred tax liabilities:
                   Investments in securities available for sale          392             64
                   Investments in securities and partnerships          3,721          5,733
                   Other                                                 834            396
                                                                   -----------   ----------
                   Total deferred tax liabilities                      4,947          6,193
                                                                   ----------    ----------

                Net deferred tax liabilities                       $     939     $    1,699
                                                                   ==========    ==========

E. Debt

Debt consists of the following:

                                                           2004          2005
                                                           ----          ----
                5.5% Senior notes                       $ 100,000     $ 100,000
                5% Convertible note                       100,000        50,000
                5.22% Senior notes                              -        82,308
                Mandatory convertible securities           82,308             -
                                                       ----------     ---------
                Total                                  $  282,308     $ 232,308
                                                       ==========     =========


5.5% Senior Notes

On May 15, 2003, we issued 10-year, $100 million senior notes. The senior notes, due May 15, 2013, pay interest semi-annually at 5.5%.

Convertible Note

On August 13, 2001, we issued a 10-year, $100 million convertible note to Cascade Investment LLC ("Cascade"). The convertible note, due August 14, 2011, paid interest semi-annually at 6.5% for the first year and 6% thereafter and was convertible into our class A common stock at $53 per share. In August 2003, the interest rate on the note was lowered to 5% and the conversion price was lowered by $1 per share to $52 per share. On April 1, 2005 we repurchased $50 million, plus accrued interest. The note provides the holder with certain put rights, at par plus accrued interest, on September 15, 2006. If this note were converted, Cascade would own approximately 13% of our aggregate outstanding class A common stock as of December 31, 2005. GBL is required to reserve and keep available free from pre-emptive right shares of common stock out of its authorized stock for purpose of conversion of the note.

On August 9, 2002, the Board of Directors authorized GBL to establish a collateral account consisting of cash or securities totaling $103 million, lowered to $102.5 million in August 2003, lowered again to $51.3 million in April 2005, to secure a $51.3 million letter of credit in favor of Cascade. We have paid $234,000 in 2003, $282,000 in 2004, $148,000 in 2005 and expect to pay fees of approximately $93,000 in 2006 for the $51.3 million letter of credit which will expire September 22, 2006. At that time the collateral account will be closed and any cash or securities held will be available for general corporate use.

Company Obligations under Mandatory Convertible Securities

On February 6, 2002, we completed our public offering of 3.6 million mandatory convertible securities. The securities were listed on the NYSE under the symbol "GBL.I" until February 2005. These securities initially consisted of (a) a purchase contract under which the holder purchased shares of our class A common stock on February 17, 2005 and (b) senior notes due February 17, 2007. In connection with the offering, we received $90,000,000 before underwriting and other expenses of approximately $3,100,000. For accounting purposes, the net present value of the purchase contract adjustments and their related offering costs, totaling $4.6 million, have been recorded as a reduction to additional paid in capital. Costs incurred in connection with the issuance of the senior notes have been capitalized as deferred financing costs and will be amortized as an adjustment to interest expense over the term of the notes. During 2003, 2004 and 2005, approximately $93,000, $95,000 and $97,000, respectively, have been amortized to interest expense.

The notes pay interest quarterly at a rate of 6% per year, which rate was reset on November 17, 2004 to 5.22%. Each purchase contract obligated its holder to purchase, on February 17, 2005, newly issued shares of our class A common stock. During December 2004, a holder of 469,600 purchase contracts purchased 252,456 shares of our class A common stock through early settlement. In February 2005, the remaining holders of the 2,822,700 purchase contracts purchased 1,517,483 shares of our class A common stock for $70,569,000.

In May 2002, the Board of Directors approved the repurchase of up to 200,000 shares of the mandatory convertible securities from time to time in the open market. On August 9, 2002, the Board of Directors increased the number of shares authorized to be repurchased by an additional 200,000. In May 2004, the Board of Directors increased the number of shares authorized to be repurchased by an additional 200,000. In August 2004, the Board of Directors changed the authorization to $25 million. Through December 31, 2004, we repurchased 307,700 shares at an average price of $22.54 per share and an aggregate cost of $6.9 million. In 2003 and 2004, a gain of approximately $96,000 and $34,000, respectively, attributable to the extinguishment of the debt component of each mandatory convertible security repurchased has been included in net gain from investments. There were no repurchases during 2005.

F.  Stockholders' Equity

Stock Award and Incentive Plan

We maintain two Stock Award and Incentive Plans (the "Plans"), approved by the shareholders, which are designed to provide incentives which will attract and retain individuals key to the success of GBL through direct or indirect ownership of our common stock. Benefits under the Plans may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards. A maximum of 1,500,000 shares of class A common stock have been reserved for issuance under each of the Plans by a committee of the Board of Directors responsible for administering the Plans. Under the Plans, the committee may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine. Options granted under the Plans vest 75% after three years and 100% after four years from the date of grant and expire after ten years.

A summary of the stock option activity for the years ended December 31, 2004 and 2005 is as follows:

                                                                                      Weighted Average
                                                                  Shares               Exercise Price
                                                               ----------------        -----------------

               Outstanding, December 31, 2003                       949,650               $ 26.27
               Granted                                               40,000               $ 39.65
               Forfeited                                            (59,025)              $ 29.06
               Exercised                                           (131,300)              $ 22.57
                                                               ------------
               Outstanding, December 31, 2004                       799,325               $ 27.34
               Granted                                               20,000               $ 44.90
               Forfeited                                            (21,500)              $ 28.95
               Tendered                                            (522,000)              $ 26.68
               Exercised                                            (49,500)              $ 26.77
                                                               ------------
               Outstanding, December 31, 2005                       226,325               $ 30.38
                                                               ============

               Shares available for future issuance
                 at December 31, 2005                           1,244,775
                                                               ============

At December 31, 2004 and 2005 there were 212,431 and 206,325, respectively, exercisable outstanding stock options with a weighted average exercise price of $20.62 per share and $28.98 per share, respectively.

The table below represents for various prices, weighted average characteristics of outstanding employee stock options at December 31, 2005.

                                                 Weighted average        Options       Exercise Price of
               Exercise Price     Options           remaining           currently      options currently
                                Outstanding      contractual life      exercisable        exercisable
                                -----------      ----------------      -----------        -----------
                    $ 16.00          16,000           4.08                16,000          $ 16.00
                    $ 16.28          21,325           3.08                21,325          $ 16.28
                    $ 28.95          86,750           7.17                86,750          $ 28.95
                    $ 29.00          22,000           7.42                22,000          $ 29.00
                    $ 31.62          20,250           5.08                20,250          $ 31.62
                    $ 39.65          40,000           8.42                40,000          $ 39.65
                    $ 44.90          20,000           9.83                     -              N/A

The weighted average estimated fair value of the options granted at their grant date using the Black-Scholes option-pricing model was as follows:

                                                                   2003          2004          2005
                                                                   ----          ----          ----
                        Weighted average fair value of
                           options granted:                     $ 10.96        $13.04        $11.99

                        Assumptions made:
                           Expected volatility                       38%           33%           23%
                           Risk free interest rate                 2.99%         2.50%         3.50%
                           Expected life                          5 years       5 years       5 years
                           Dividend yield                             0%         0.20%         0.27%

The expected volatility reflects the volatility of GBL stock over a period of approximately four years, prior to each respective grant date, based on month-end prices. The expected life reflected an estimate of the length of time the employees are expected to hold the options, including the vesting period, and is based, in part, on actual experience with other grants. The dividend yield for the February 18, 2003 and May 13, 2003 grants reflected the assumption that no or an immaterial payout would be made in the foreseeable future at that time. The dividend yield for the May 11, 2004 grant reflected the assumption that we would continue our current policy of a $0.02 per share quarterly dividend. The dividend yield for the November 11, 2005 grant reflected the assumption of an increase to $0.03 per share quarterly dividend. The weighted average remaining contractual life of the outstanding options at December 31, 2005 was 6.86 years.

Prior to January 1, 2003, we applied APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock option plan. Accordingly, no compensation expense was recognized where the exercise price equals or exceeds the market price of the underlying stock on the date of grant.

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 in accordance with the transition and disclosure provisions under the recently issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure".

We adopted Statement 123 (R) on January 1, 2005. In light of our modified prospective adoption of the fair value recognition provisions of Statement 123
(R) for all grants of employee stock options, the adoption of Statement 123 (R) did not have a material impact on our consolidated financial statements. During June 2005, the Board of Directors authorized the accelerated vesting of all unvested stock options as of July 1, 2005. This resulted in the expensing of an additional $1.8 million in stock option expense during the second quarter of 2005. The total compensation costs related to non-vested awards not yet recognized is approximately $182,000 as of December 31, 2005. This will be recognized as expense in the following periods:

         2006           2007         2008         2009
         ----           ----         ----         ----
        $60,000       $60,000       $52,000      $10,000

In August 2005, the Company commenced a tender offer to repurchase all outstanding options to purchase its class A common stock. The tender offer was completed in October 2005 and approximately 110 option holders elected to tender options to purchase an aggregate of approximately 522,000 shares of its class A common stock. These option holders received an aggregate of approximately $9.7 million in cash (less any withholding taxes). As a result of the completion of the tender offer, there was a reduction in fully diluted shares outstanding of approximately 130,000 shares.

If we had elected for 2001 and 2002 to account for our stock options under the fair value method of SFAS No. 123 "Accounting for Stock Based Compensation," our net income and net income per share would have been reduced to the pro forma amounts indicated below:


                                2003         2004        2005
                             -----------  -----------  ----------
Net income (in thousands):
  As reported               $    49,844  $    62,559  $   63,391
  Pro forma                 $    49,414  $    62,473  $   63,391

Net income per share -
 Basic
  As reported               $      1.66  $      2.11  $     2.13
  Pro forma                 $      1.65  $      2.11  $     2.13

Net income per share -
 Diluted
  As reported               $      1.65  $      2.06  $     2.09
  Pro forma                 $      1.64  $      2.06  $     2.09


Stock Repurchase Program

In 1999, the Board of Directors established the Stock Repurchase Program through which we have been authorized to purchase up to $9 million of our class A common stock. We completed the Stock Repurchase Program during the first quarter of 2001 and on March 2, 2001 the Board of Directors authorized the repurchase of an additional $3 million of our class A common stock. On September 17, 2001, the Board of Directors raised the amount authorized to repurchase shares to $10 million. In 2002, the Board of Directors raised the amount authorized by $5 million in July and an additional $10 million in December. In 2004, the Board of Directors raised the amount authorized by $12 million in May, an additional $25 million in August and by an additional 1 million shares in October. In addition, the Board of Directors also authorized $25 million to be used for an accelerated stock repurchase program. During 2005, the Board of Directors authorized additional repurchases of 500,000 shares each in August and November. We also repurchased 300,000 shares of our class B common stock held by GGCP, our parent, which was converted to class A common stock in December 2002 at $28.20 per share and an aggregate cost of $8.46 million. The repurchase of these shares are not included in determining the total dollars available under the Stock Repurchase Program. In 2004 and 2005, we repurchased 1,596,277 and 861,000 shares at an average price of $44.29 per share and $43.22 per share, respectively. There remain approximately 1,083,000 shares available under this program at December 31, 2005. Under the program, we have repurchased 3,334,626 shares at an average price of $38.88 per share and an aggregate cost of $129.6 million through December 31, 2005.

In November 2004, we entered into an accelerated stock repurchase program ("ASR") whereby we repurchased 400,000 shares of stock from an investment bank for approximately $18.8 million. The ASR permitted us to repurchase the shares immediately, while the investment bank would purchase the shares in the market over time. The 400,000 shares repurchased under the agreement were subject to a future contingent price adjustment based on the actual prices paid by the investment bank to purchase our stock in the market over time. At December 31, 2004, the investment bank had purchased 203,500 shares resulting in a contingent purchase liability of approximately $120,000 for the Company. During 2005, the investment bank completed its share repurchases resulting in a reduction to the original purchase agreement of approximately $35,000.

Dividends

During 2003, we paid dividends of $0.02 per share to all class A shareholders totaling $138,537. During 2004, we paid dividends of $1.16 per share to class A and class B shareholders totaling $34,006,352. During 2005, we paid dividends of $0.69 per share to class A and class B shareholders totaling $20,121,556.

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

In June 2005, the firm filed a "shelf" registration statement on Form S-3. The shelf is currently being reviewed by the staff of the SEC. If and when declared effective, the shelf process will provide us with opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount of $400 million. This authorization is in addition to the remaining $120 million available under our "shelf" registration filed in 2001.

G.  Capital Lease

We lease office space from an entity controlled by members of the Chairman's family. We have recorded a capital lease asset and liability for the fair value of the leased property. The lease provides that all operating expenses relating to the property (such as property taxes, utilities and maintenance) are to be paid by the lessee, GBL. Accumulated amortization on the leased property was approximately $1,747,000 and $1,994,000 at December 31, 2004 and 2005,
respectively.

Future minimum lease payments for this capitalized lease at December 31, 2005 are as follows:

                                              (In thousands)
     2006                                        $    834
     2007                                             765
     2008                                             765
     2009                                             765
     2010                                             765
     Thereafter                                     1,785
                                                  --------
     Total minimum obligations                       5,679
     Interest                                        2,670
                                                  --------
     Present value of net obligations             $ 3,009
                                                  ========


Lease payments under this agreement amounted to approximately $772,000 and $802,000 for each of the years ended December 31, 2004 and 2005, respectively. The capital lease contains an escalation clause tied to the change in the CPI which may cause the future minimum payments to exceed $765,000 annually. Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $343,000, of which approximately $213,000 is due from an affiliated entity. Total minimum obligations exclude the operating expenses to be borne by us, which are estimated to be approximately $720,000 per year.

H.  Commitments

We rent office space under leases which expire at various dates through January 2009. Future minimum lease commitments under these operating leases as of December 31, 2005 are as follows:

                                        (In thousands)
                                  2006          $ 538
                                  2007            226
                                  2008             35
                                  2009              1
                                                ------
                                                $ 800
                                                ======

Equipment rentals and occupancy expense amounted to approximately $1,143,000, $1,752,000 and $2,662,000, respectively, for the years ended December 31, 2003, 2004 and 2005.

I.  Related Party Transactions

We serve as the investment advisor for the Funds and earn advisory fees based on predetermined percentages of the average net assets of the Funds. In addition, Gabelli & Company has entered into distribution agreements with each of the Funds. As principal distributor, Gabelli & Company incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a fee from the Funds or reimbursement from the investment advisor. Gabelli & Company earns a majority of its commission revenue from transactions executed on behalf of clients of affiliated companies. Advisory and distribution fees receivable from the Funds were approximately $17,330,000 and $17,630,000 at December 31, 2004 and 2005, respectively.

We had an aggregate investment in the Funds of approximately $363,518,000 and $268,713,000 at December 31, 2004 and 2005, respectively, of which approximately $254,614,000 and $167,706,000 was invested in money market mutual funds, included in cash and cash equivalents, at December 31, 2004 and 2005, respectively.

Immediately preceding the Offering and in conjunction with the Reorganization, GBL and our Chairman entered into an Employment Agreement. Under the Employment Agreement, we will pay the Chairman 10% of our aggregate pre-tax profits while he is an executive of GBL and devoting the substantial majority of his working time to the business of GBL. The management fee was approximately $9,002,000, $11,017,000, and $11,356,000 for the years ended December 31, 2003, 2004 and
2005, respectively. The Chairman also earned portfolio management compensation and relationship manager fees of approximately $29,641,000, $43,961,000, and $44,186,000, respectively, for the years ended December 31, 2003, 2004 and 2005, which have been included in compensation costs, of which $6,180,000 and $2,454,000 was payable at December 31, 2004 and 2005, respectively. Refer also to Notes C and G.

J.  Financial Requirements

As a registered broker-dealer, Gabelli & Company is subject to Uniform Net Capital Rule 15c3-1 (the "Rule") of the Securities and Exchange Commission. Gabelli & Company computes its net capital under the alternative method permitted by the Rule which requires minimum net capital of $250,000. We have consistently met or exceeded this requirement.

In connection with the registration of our subsidiary, Gabelli Asset Management
(UK) Limited with the Financial Services Authority, we are required to maintain a minimum Liquid Capital Requirement of (pound)267,000 ($459,000 at December 31,
2005), and an Own Funds Requirement of (euro)50,000 ($59,000 at December 31,
2005). We have consistently met or exceeded these requirements.

K.  Administration Fees

We have entered into administration agreements with other companies (the "Administrators"), whereby the Administrators provide certain services on behalf of several of the Funds and Investment Partnerships. Such services do not include the investment advisory and portfolio management services provided by GBL. The fees are negotiated based on predetermined percentages of the net assets of each of the Funds.

L.  Profit Sharing Plan and Incentive Savings Plan

We have a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all employees. Company contributions to the plans are determined annually by the Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. We accrued contributions of approximately $63,000, $62,000 and $32,000, to the plans for the years ended December 31, 2003, 2004 and 2005, respectively.

During 2005 the qualified contributory employee profit sharing plan was terminated and the proceeds were distributed to the plan participants. No contributions were made to the qualified contributory employee profit sharing plan for 2005.

M.  Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2005 and 2004 is presented below.


                                         2005 Quarter
                               ----------------------------------------------------------------
(in thousands, except per share     1st          2nd           3rd         4th      Full Year
 data)
                               ----------------------------------------------------------------
Revenues                            $61,531       $59,841      $66,234     $64,757    $252,363
Operating income                     20,154        19,631       22,598      24,209      86,592
Net income                           12,682        12,955       19,448      18,306      63,391
Net income per share:
   Basic                               0.43          0.43         0.65        0.62        2.13
   Diluted                             0.42          0.43         0.64        0.61        2.09

                                         2004 Quarter
                               ----------------------------------------------------------------

Revenues                            $63,539       $60,204      $57,237     $74,183    $255,163
Operating income                     25,277        24,434       21,951      27,406      99,068
Net income                           16,071        13,918       13,031      19,539      62,559
Net income per share:
   Basic                               0.53          0.47         0.44        0.67        2.11
   Diluted                             0.52          0.46         0.43        0.65        2.06

N.  Other Matters

GBL and certain of its subsidiaries have received, and have been responding to, information requests and subpoenas from the New York Attorney General's Office and the SEC requesting documents and testimony on mutual fund share trading practices. Since this matter is ongoing, we cannot determine at this time what effect, if any, this matter may have on GBL's financial position or the results of its operations.

O.  Subsequent Events

On February 7, 2006, the Company announced that the Board of Directors declared a regular quarterly dividend of $0.03 per share to all of its class A and class B shareholders, payable on March 28, 2006 to shareholders of record on March 15, 2006.

On March 9, 2006, the Company announced that the Board of Directors authorized an additional 500,000 shares to be repurchased under the Company's Stock Repurchase Program.

The Company has repurchased 636,232 shares at an average investment of $44.50 per share as of March 10, 2006. This brings the remaining authorization under the stock repurchase program to approximately 947,000 shares at March 10, 2006.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors and Executive Officers of GBL and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the sections captioned "Election of Directors", "Information Regarding Executive Officers", "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2006 Annual Meeting of Shareholders (the "Proxy Statement").

GBL has adopted a Code of Business Conduct that applies to all of our officers, directors, full-time and part-time employees and a Code of Conduct that sets forth additional requirements for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (together, the "Codes of Conduct"). The Codes of Conduct are posted on our website (www.gabelli.com) and available in print free of charge to any shareholder who requests a copy. Interested parties may address a written request for a printed copy of the Codes of Conduct to: Secretary, GAMCO Investors, Inc., One Corporate Center, Rye, New York 10580-1422. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Codes of Conduct by posting such information on our website.

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2005 Annual Meeting, GBL also submitted to the New York Stock Exchange ("NYSE") a certification by its Chief Executive Officer that he is not aware of any violations by GBL of the NYSE corporate governance listing standards as of the date of the certification.

ITEM 11: EXECUTIVE COMPENSATION

The information set forth under the captions "Compensation of Executive Officers" and "Election of Directors - Compensation of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Certain Ownership of Our Stock" in the Proxy Statement is incorporated herein by reference.

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

     (3)  List of Exhibits:

Exhibit
Number          Description of Exhibit
-------         ----------------------

3.1  -- Restated  Certificate of Incorporation of the Company.  (Incorporated by
        reference to Exhibit 3.0 to the  Company's  Form 10-Q for the quarter ended
        September  30, 2005 filed with the  Securities  and Exchange  Commission on
        November 9, 2005).

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

4.3  -- Indenture,  dated as of February 6, 2002, between GAMCO Investors,  Inc.
        and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit
        4.1 to the Company's  Report on Form 8-K dated  February 8, 2002 filed with the Securities and Exchange Commission on February 8, 2002).

4.4  -- First  Supplemental  Indenture,  dated as of February  6, 2002,  between
        GAMCO Investors,  Inc. and The Bank of New York, as Trustee.  (Incorporated
        by  reference  to  Exhibit  4.2 to the  Company's  Report on Form 8-K dated
        February  8, 2002 filed with the  Securities  and  Exchange  Commission  on
        February 8, 2002).

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

10.3 -- GAMCO Investors, Inc. 1999 Stock Award and Incentive Plan. (Incorporated
        by  reference  to  Exhibit  10.4  to  Amendment  No.  4  to  the  Company's
        Registration  Statement  on Form S-1 (File No.  333-51023)  filed  with the
        Securities and Exchange Commission on February 10, 1999).

10.4 -- GAMCO  Investors,   Inc.  1999  Annual   Performance   Incentive  Plan.
        (Incorporated  by  reference  to  Exhibit  10.5 to  Amendment  No. 4 to the
        Company's  Registration  Statement on Form S-1 (File No.  333-51023)  filed with the Securities and Exchange Commission on February 10, 1999).

10.5 -- GAMCO Investors,  Inc. 2002 Stock Award and Incentive Plan (Incorporated
        by reference to Exhibit A to the Company's  definitive  proxy  statement on
        Schedule 14A filed with the Securities and Exchange Commission on April 30,
        2002).

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

10.8 -- Note  Purchase  Agreement,  dated as of August  10,  2001,  by and among
        Cascade  Investment  LLC, a Washington  limited  liability  company,  GAMCO
        Investors,  Inc., a New York corporation,  Mario J. Gabelli,  Gabelli Group
        Capital Partners,  Inc., a New York corporation,  and Rye Holdings, Inc., a
        New  York  corporation,   and  Rye  Capital  Partners,   Inc.,  a  Delaware
        corporation (Incorporated by reference to Exhibit 1.1 to the Company's Form
        10-Q/A for the quarter ended September 30, 2001,  filed with the Securities and  Exchange  Commission  on November 16,  2001),  as amended by the Third
        Amendment,  dated as of February  28, 2005  (Incorporated  by  reference to
        Exhibit 99.2 to the Company's  Report on Form 8-K dated March 1, 2005 filed with the Securities and Exchange Commission on March 2, 2005).

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

31.1 -- Certification of CEO pursuant to Rule 13a-14(a).

31.2 -- Certification of CFO pursuant to Rule 13a-14(a).

32.1 -- Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -- Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

------------------


(b)  Reports on Form 8-K:


We filed the following Current Reports on Form 8-K during the three months ended
December 31, 2005.

     1. Current Report on Form 8-K, dated October 21, 2005 containing the press release disclosing our operating results for the third quarter ended September 30,2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on March 15, 2006.

                                        GAMCO INVESTORS, INC.

                                        By:/s/   Michael R. Anastasio
                                        Name:    Michael R. Anastasio
                                        Title:   Chief Financial Officer

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


         Signature                                            Title                                       Date
         ---------                                            -----                                       ----

/s/    Mario J. Gabelli                                   Chairman of the Board,                     March 15, 2006
-----------------------------------                      Chief Executive Officer
        Mario J. Gabelli                              and Chief Investment Officer
                                                      (Principal Executive Officer)

/s/    Michael R. Anastasio                          Chief Financial Officer                         March 15, 2006
-------------------------------                 (Principal Financial Officer and
        Michael R. Anastasio                      Principal Accounting Officer)

/s/    Edwin L. Artzt                                        Director                                March 15, 2006
-----------------------------
        Edwin L. Artzt

/s/    Raymond C. Avansino                                   Director                                March 15, 2006
----------------------------
        Raymond C. Avansino

/s/    John C. Ferrara                                       Director                                March 15, 2006
------------------------------
        John C. Ferrara

/s/    John D. Gabelli                                       Director                                March 15, 2006
------------------------------
        John D. Gabelli

/s/    Alan C. Heuberger                                     Director                                March 15, 2006
-----------------------------
        Alan C. Heuberger

/s/    Robert S. Prather                                     Director                                March 15, 2006
-----------------------------
        Robert S. Prather

/s/    Karl Otto Pohl                                        Director                                March 15, 2006
------------------------------------
        Karl Otto Pohl

/s/    Vincent S. Tese                                       Director                                March 15, 2006
---------------------------------------
       Vincent S. Tese
