Form 10-Q
period 2006-03-31
GAMCO INVESTORS, INC. ET AL
filed 2006-05-10
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------
Commission File No. 1-106
                    -----

                              GAMCO INVESTORS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         New York                                           13-4007862
--------------------------------------------------------------------------------
(State of other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

One Corporate Center, Rye, NY                               10580-1422
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
Large accelerated filer       Accelerated filer  X    Non-accelerated filer
                       -----                   -----                       -----

Indicate by check mark whether the registrant is a shell company (as defined in
Exchange Act Rule 12b-2).   Yes        No   X
                               -----      -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

             Class                         Outstanding at April 30, 2006
             -----                         -----------------------------
Class A Common Stock, .001 par value                      5,645,985
Class B Common Stock, .001 par value                     23,128,500

                                      INDEX
                                      -----

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES


PART I.          FINANCIAL INFORMATION
--------------------------------------


Item 1.          Financial Statements (Unaudited)

                 Condensed Consolidated Statements of Income:
                 - Three months ended March 31, 2006 and 2005

                 Condensed Consolidated Statements of Financial Condition:
                 - December 31, 2005
                 - March 31, 2006
                 - March 31, 2005

                 Condensed Consolidated Statements of Stockholders' Equity and
                  Comprehensive Income:
                 - Three months ended March 31, 2006 and 2005

                 Condensed Consolidated Statements of Cash Flows:
                 - Three months ended March 31, 2006 and 2005

                 Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosure about Market Risk)

Item 4.          Controls and Procedures

PART II.         OTHER INFORMATION
--------------------------------------

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 6.          Exhibits



SIGNATURES
------------

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (In thousands, except per share data)


                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         2005            2006
                                                      ----------      ----------

Revenues
  Investment advisory and incentive fees               $ 53,931        $ 51,689
  Commission revenue                                      2,465           3,451
  Distribution fees and other income                      5,135           5,435
                                                      ----------      ----------
     Total revenues                                      61,531          60,575

Expenses
  Compensation and related costs                         26,353          27,509
  Management fee                                          2,255           3,478
  Distribution costs                                      6,213           5,215
  Other operating expenses                                6,556           7,391
                                                      ----------      ----------
     Total expenses                                      41,377          43,593
                                                      ----------      ----------

Operating income                                         20,154          16,982
Other income (expense)
  Net gain from investments                                 595          23,125
  Interest and dividend income                            3,472           6,373
  Interest expense                                       (3,929)         (3,875)
                                                      ----------      ----------
     Total other income, net                                138          25,623
                                                      ----------      ----------
Income before income taxes and minority interest
                                                         20,292          42,605
  Income tax provision                                    7,609          15,977
  Minority interest                                           1           7,350
                                                      ----------      ----------
     Net income                                        $ 12,682        $ 19,278
                                                      ==========      ==========

Net income per share:
  Basic                                                  $ 0.43          $ 0.66
                                                      ==========      ==========
  Diluted                                                $ 0.42          $ 0.65
                                                      ==========      ==========
Weighted average shares outstanding:
  Basic                                                  29,560          29,180
                                                      ==========      ==========
  Diluted                                                31,684          30,185
                                                      ==========      ==========

Dividends declared:
   Quarterly                                             $ 0.02          $ 0.03
                                                      ==========      ==========

See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except per share data)

                                           December 31,   March 31,    March 31,
                                               2005         2005         2006
                                          --------------------------------------
ASSETS                                                  (Unaudited)

Cash and cash equivalents, including
 restricted cash of $2,503, $51,811 and
 $739.                                    $   170,659  $   328,428  $   126,842
Investments in securities, including
 restricted securities of $52,219,
 $51,895 and $81,059.                         401,216      283,249      406,374
Investments in partnerships and
 affiliates                                    91,971       85,300       86,689
Receivable from brokers                         8,545       23,619       77,731
Investment advisory fees receivable            22,260       22,499       16,562
Other assets                                   26,443       27,902       24,144
                                          ------------ ------------ ------------

     Total assets                         $   721,094  $   770,997  $   738,342
                                          ============ ============ ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers                        $         4  $         -  $         -
Income taxes payable, including deferred
 taxes of $1,699, $708, and $4,129.            10,132        8,062       14,964
Compensation payable                           27,889       33,813       36,708
Capital lease obligation                        2,992        3,127        2,943
Securities sold, not yet purchased                  -        1,081            -
Accrued expenses and other liabilities         17,489       18,990       20,393
                                          ------------ ------------ ------------

     Total operating liabilities               58,506       65,073       75,008
                                          ------------ ------------ ------------

5.5% Senior notes (due May 15, 2013)          100,000      100,000      100,000
5% Convertible note (conversion price,
 $52.00 per share; note due August 14,
 2011)                                         50,000      100,000       50,000
5.22% Senior notes (due February 17,
 2007)                                         82,308       82,308       82,308
                                          ------------ ------------ ------------

     Total liabilities                        290,814      347,381      307,316

Minority interest                               6,151        6,171       20,035

Stockholders' equity
Class A Common Stock, $0.001 par value;
 100,000,000 shares authorized;
 9,648,339, 9,612,314 and 9,658,339
 issued, respectively; 6,414,517,
 7,192,992 and 5,645,985 outstanding,
 respectively                                      10           10           10
Class B Common Stock, $0.001 par value;
 100,000,000 shares authorized;
 23,128,500, 23,128,500 and 23,128,500
 issued and outstanding, respectively              23           23           23
Additional paid-in capital                    226,353      232,540      226,640
Retained earnings                             329,090      280,516      347,571
Accumulated comprehensive gain                    526        1,088        2,985
Treasury stock, at cost (3,233,822,
 2,419,322 and 4,012,354 shares,
 respectively)                               (131,873)     (96,732)    (166,238)
                                          ------------ ------------ ------------
     Total stockholders' equity               424,129      417,445      410,991
                                          ------------ ------------ ------------

Total liabilities and stockholders'
 equity                                   $   721,094  $   770,997  $   738,342
                                          ============ ============ ============

See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                    UNAUDITED
                                 (In thousands)

                                                                        Three Months Ended
                                                                             March 31,
                                                                      ------------------------
                                                                         2005          2006
                                                                      ----------    ----------
Stockholders' equity - beginning of period                            $ 334,878     $ 424,129
Comprehensive income:
  Net income                                                             12,682        19,278
  Foreign currency translation adjustments                                   50            74
  Net unrealized gain on securities available for sale                    1,142         2,455
                                                                      ----------    ----------
Comprehensive income                                                     13,874        21,807
                                                                      ----------    ----------
Dividends declared                                                         (735)         (867)
Stock option expense                                                        485             6
Proceeds from settlement of purchase contracts                           70,568             -
Exercise of stock options including tax benefit                             435           281
Purchase of treasury stock                                               (2,060)      (34,365)
                                                                      ----------    ----------
Stockholders' equity - end of period                                  $ 417,445     $ 410,991
                                                                      ==========    ==========

See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)


                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                             2005        2006
                                                         ----------- -----------
Operating activities

Net income                                               $   12,682  $   19,278
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
Equity in gains from partnerships and affiliates             (2,158)     (3,926)
Depreciation and amortization                                   234         224
Stock-based compensation expense                                485           6
Tax benefit from exercise of stock options                      102          66
Foreign currency loss                                           211           -
Other-than-temporary loss on available for sale
 securities                                                   3,179           -
Impairment of goodwill                                        1,127           -
Minority interest in net income of consolidated
 subsidiaries                                                     1         287
Realized gains on sales of available for sale securities,
 net                                                              -        (442)
Realized gains on sales of investments in securities, net    (1,233)     (6,448)
Change in unrealized value of investments in securities,
 net                                                         (2,434)        (96)
(Increase) decrease in operating assets:
   Purchases of investments in securities                  (387,606)   (246,990)
   Proceeds from sales of investments in securities         403,161     284,216
   Investments in partnerships and affiliates                (6,557)    (20,032)
   Distributions from partnerships and affiliates            12,754      10,959
   Investment advisory fees receivable                        5,145       5,649
   Receivable from brokers                                  (18,080)    (64,155)
   Other assets                                              (2,263)      2,289
Increase (decrease) in operating liabilities:
   Payable to brokers                                          (301)         (4)
   Income taxes payable                                      (1,146)      3,260
   Compensation payable                                       5,965       8,383
   Accrued expenses and other liabilities                     1,221         109

Effects of consolidation of investment partnerships and
 offshore funds consolidated under FIN 46R and EITF 04-5
   Minority interest of consolidated subsidiaries                 -      13,597
   Realized gains on sales of investments in securities,
    and securities sold short, net                                -     (11,917)
   Change in unrealized value of investments in
    securities, and securities sold short, net                    -      (1,855)
   Purchases of investments in securities, and securities
    sold short                                                    -    (643,041)
   Proceeds from sales of investments in securities,
    and securities sold short                                     -     620,083
   Elimination of GAMCO's investment in partnerships and
    offshore funds                                                -      18,281
   Increase in receivable from brokers                            -     (10,799)
   Decrease in other assets                                       -         408
   Increase in payable to brokers                                 -       5,783
   Increase in income taxes payable                               -          99
   Decrease in accrued expenses and other liabilities             -     (11,100)
   Income related to investment partnerships and offshore
    funds consolidated under FIN 46R and EITF 04-5                -      14,430
   Elimination of partners' and shareholders' capital             -     (31,977)
                                                         ----------- -----------
Total adjustments                                            11,807     (64,653)
                                                         ----------- -----------
Net cash provided by (used in) operating activities          24,489     (45,375)
                                                         ----------- -----------
Investing activities

Purchases of available for sale securities                   (3,944)     (3,006)
                                                         ----------- -----------
Proceeds from sales of available for sale securities              -       1,486

Net cash used in investing activities                        (3,944)     (1,520)
                                                         ----------- -----------

Financing activities

Contributions related to investment partnerships and offshore
 funds consolidated under FIN 46R and EITF 04-5, net              -      36,477
Proceeds from exercise of stock options                         333         215
Dividends paid                                              (18,037)       (867)
Proceeds from settlement of purchase contracts               70,568           -
Purchase of treasury stock                                   (2,060)    (34,365)
                                                         ----------- -----------
Net cash provided by (used in) financing activities          50,804       1,450
                                                         ----------- -----------
Net increase (decrease) in cash and cash equivalents         71,349     (45,435)
Net increase in cash from investment partnerships and
 offshore funds consolidated under FIN 46R and EITF 04-5          -       1,550
Effect of exchange rates on cash and cash equivalents           (17)         68
Cash and cash equivalents at beginning of period            257,096     170,659
                                                         ----------- -----------
Cash and cash equivalents at end of period               $  328,428  $  126,842
                                                         =========== ===========

See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

A.  Basis of Presentation

     Unless we have indicated otherwise, or the context otherwise requires, references in this report to "GAMCO Investors, Inc.," "GAMCO," "we," "us" and "our" or similar terms are to GAMCO Investors, Inc. (formerly Gabelli Asset Management Inc.), its predecessors and its subsidiaries.

     The unaudited interim Condensed Consolidated Financial Statements of GAMCO Investors, Inc. included herein have been prepared in conformity with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of GAMCO for the interim periods presented and are not necessarily indicative of a full year's results.

     In preparing the unaudited interim condensed consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

     These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, from which the accompanying Condensed Consolidated Statement of Financial Condition was derived.

     Certain items previously reported have been reclassified to conform to the current period's financial statement presentation.

Changes in Accounting Policies

     GAMCO has voluntarily changed its accounting method for recognizing management fee revenues on closed-end preferred shares effective January 1, 2006. Prior to this change, GAMCO recognized the revenues during each interim reporting period if and when the total return to common shareholders of the closed-end fund exceeded the dividend rate of the preferred shares. Under this method, management fee recognized in prior interim periods during the measurement period were subject to possible reversal in subsequent periods during that measurement period.

     After considering the guidance provided in EITF D-96, "Accounting for Management Fees Based on Formula", GAMCO believes that the preferable method of accounting is to recognize management fee revenues on closed-end preferred shares at the end of the measurement period, which is currently the end of each calendar year for all closed-end funds. This method results in revenue recognition only when the measurement period has been completed and when the management fees have been earned. This eliminates the possibility of revenues that have been recognized in interim measurement periods subsequently being reversed in later periods during a fiscal year.

     Under SFAS No. 154, which GAMCO adopted on January 1, 2006, this voluntary change in accounting principle requires retrospective application to each period presented as if the different accounting principle had always been used and requires an adjustment at the beginning of the first period presented for the cumulative effect of the change to the new accounting principle. Because full year results are equivalent under both the old and new accounting methods, only interim periods during a year are affected by the change. Therefore, there is no cumulative effect adjustment at the beginning of the first period presented herein. Furthermore, because management fee revenues were not recognized during the three months ended March 31, 2005 due to the fact that the total return to common shareholders did not exceed the dividend rate of the preferred shares during that period, this change in accounting principle had no effect on the consolidated financial statements for the three months ended March 31, 2005. Later interim periods during 2005 will be affected by this change.


B. Investment in Securities

     Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments in Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities and with maturities of three months or less at time of purchase are classified as cash and cash equivalents. A substantial portion of Investments in Securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities. Available for sale ("AFS") investments are stated at fair value, with any unrealized gains or losses, net of deferred taxes, reported as a component of stockholders' equity except for losses deemed to be other than temporary which are recorded as realized losses in the statement of income.

     For the three months ended March 31, 2006, there was no impairment of AFS securities. For the three month period ended March 31, 2005, there was $3.2 million in losses on AFS securities deemed to be other than temporary which were recorded in the statement of income.

     The losses related to AFS securities in the three month period ended March 31, 2005 were partially offset by gains related to our $100,000 venture capital investment in optionsXpress Holdings, Inc. (Nasdaq: OXPS) made in 2001 through our 92% owned subsidiary, Gabelli Securities, Inc. OXPS completed its initial public offering during the first quarter of 2005. We recorded a total gain of $2.1 million on OXPS for the three months of 2005.

     At March 31, 2006 and 2005, the market value of investments available for sale was $87.6 million and $78.5 million, respectively. Unrealized gains in market value, net of management fee and taxes, of $3.0 million and $1.1 million have been included in stockholders' equity for the three month periods ended March 31, 2006 and 2005, respectively.

     Proceeds from sales of investments available for sale were approximately $1.5 million for the three month period ended March 31, 2006. There were no sales of investments available for sale for the three month period ended March 31, 2005. For the first three months of 2006, gross gains on the sale of investments available for sale amounted to $442,000; there were no gross losses on the sale of investments available for sale.

C. Investments in Partnerships and Affiliates

     Beginning January 1, 2006, the provisions of FIN 46R and EITF 04-5 have been adopted and require consolidation of the majority of our investment partnerships and offshore funds managed by our subsidiaries. However, due to amendments effected to some of these partnership and offshore fund agreements during the three month period ended March 31, 2006, consolidation of these entities ceased on March 31, 2006 in accordance with FIN 46R and EITF 04-5. Accordingly, these entities are consolidated on our statement of income and our statement of cash flows for the three months ended March 31, 2006 but not on the statement of financial condition at March 31, 2006.

     We consolidated five other investment partnerships and two offshore funds in which we have a direct or indirect controlling financial interest as of and for the period ended March 31, 2006. These entities have been consolidated within our financial statements for the first quarter 2006 and will continue to be consolidated in future periods as long as we continue to maintain a direct or indirect controlling financial interest. In addition to minor FIN 46R and EITF 04-5 adjustments to the statement of income and statement of cash flows for the three months ended March 31, 2006 related to these entities, the consolidation of these entities also resulted in minor adjustments to our statement of financial condition at March 31, 2006. The consolidation of these entities on the statement of financial condition has increased assets by $16.4 million, liabilities by $2.8 million and minority interest by $13.6 million. Prior to consolidation of these entities, our investments in these entities were reflected within Investments in partnerships and affiliates on the statement of financial condition and accounted for under the equity method.

     For the three months ended March 31, 2006, the consolidation of these entities had no impact on net income but did result in (a) the elimination of revenues and expenses which are now intercompany transactions; (b) the recording of all the partnerships' operating expenses of these entities including those pertaining to third-party interests; (c) the recording of all other income of these entities including those pertaining to third-party interests; (d) recording of income tax expense of these entities including those pertaining to third party interests and (e) the recording of minority interest which offsets the net amount of any of the partnerships' revenues, operating expenses, other income and income taxes recorded in these respective line items which pertain to third-party interest in these entities. While this had no impact on net income, the consolidation of these entities does affect the classification of income between operating and other income.

D. Earnings Per Share

   The computations of basic and diluted net income per share are as follows:

                                                    Three Months Ended
                                                         March 31,
(in thousands, except per share amounts)            2005           2006
                                                 ----------     ----------
Basic:
Net income                                       $  12,682      $  19,278
Average shares outstanding                          29,560         29,180
                                                 ----------     ----------
Basic net income per share                       $    0.43      $    0.66
                                                 ==========     ==========

Diluted:
Net income                                       $  12,682      $  19,278
Add interest expense on 5% convertible note,
 net of management fee and taxes                       703            352
                                                 ----------     ----------
Total                                            $  13,385      $  19,630
                                                 ==========     ==========

Average shares outstanding                          29,560         29,180
Dilutive stock options                                 201             43
Assumed conversion of 5% convertible note            1,923            962
                                                 ----------     ----------
Total                                               31,684         30,185
                                                 ==========     ==========

Diluted net income per share                     $    0.42      $    0.65
                                                 ==========     ==========

E. Stockholders' Equity

     Shares outstanding on March 31, 2006 were 28,774,485, which is approximately 2.6% lower than shares outstanding of 29,543,017 at the end of 2005 and approximately 5.1% below shares outstanding of 30,321,492 on March 31, 2005. Fully diluted shares outstanding for the first quarter 2006 were 30,185,312 approximately 1.5% lower than fourth quarter 2005 fully diluted shares of 30,652,102 and approximately 4.7% lower than our fully diluted shares of 31,684,268 for the first quarter 2005, primarily due to our stock repurchase program.

     The Board of Directors declared a quarterly dividend of $0.03 per share that was paid on March 28, 2006 to shareholders of record on March 15, 2006.

Stock Award and Incentive Plan


     Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 in accordance with the transition and disclosure provisions under the recently issued SFAS No. 148, "Accounting for Stock Based Compensation
- Transition and Disclosure."

     We adopted SFAS 123 (R) on January 1, 2005. In light of our modified prospective adoption of the fair value recognition provisions of SFAS 123 (R) for all grants of employee stock options, the adoption of SFAS 123 (R) did not have a material impact on our consolidated financial statements. During June 2005, we announced that our Board of Directors approved the accelerated vesting of all unvested stock options. In accordance with Statement of Financial Accounting Standards ("SFAS") 123(R), the acceleration of vesting resulted in the recognition of approximately $1.8 million of incremental compensation expense during the second quarter 2005. For the three months ended March 31, 2006 and 2005, we recognized stock-based compensation expense of $6,000 and $485,000, respectively. The total compensation costs related to non-vested awards not yet recognized is approximately $104,000. This will be recognized as expense in the following periods:

       Remainder
        of 2006              2007               2008               2009
       ---------          ---------          ---------          ---------
        $29,000            $37,000            $32,000             $6,000


     Proceeds from the exercise of 10,000 and 13,475 stock options were $215,000 and $333,000 for the three months ended March 31, 2006 and 2005, respectively, resulting in a tax benefit to GAMCO of $66,000 and $102,000 for the three months ended March 31, 2006 and 2005, respectively.

Stock Repurchase Program

     In March 1999, the Board of Directors established the Stock Repurchase Program to grant us authority to repurchase shares of our Class A common stock. For the three months ended March 31, 2006, we repurchased 778,532 shares at an average investment of $44.13. Since the inception of the program we have repurchased 4,113,158 shares at an average investment of $39.87 per share. During March 2006, the Board of Directors authorized an additional 500,000 shares to be repurchased. At March 31, 2006, the total shares available under the program to be repurchased was approximately 804,000.

F. Goodwill

     In accordance with SFAS 142 "Accounting for Goodwill and Other Intangible Assets," we assess the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant. There was no impairment charge recorded for the three months ended March 31, 2006. During the first quarter of 2005, assets under management for our fixed income business decreased approximately 42% from the beginning of the year, triggering under our accounting policies the need to reassess goodwill for this 80% owned subsidiary. Using a present value cash flow method, we reassessed goodwill for this entity and determined that the value of the entity no longer justified the amount of goodwill. Accordingly, we recorded a charge of $1.1 million for the impairment of goodwill that represented the entire amount of goodwill for this entity during the first quarter of 2005. At March 31, 2006, there remains $3.5 million of goodwill related to our 92% owned subsidiary, Gabelli Securities, Inc.

G. Other Matters

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

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), which provides accounting, and disclosure requirements for certain guarantees. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We indemnify our clearing brokers for losses they may sustain from the customer accounts introduced by our broker-dealer subsidiaries. In accordance with NYSE rules customer balances are typically collateralized by customer securities or supported by other recourse provisions. In addition, we further limit margin balances to a maximum of 25% versus 50% permitted under exchange regulations. At March 31, 2006 and 2005 the total amount of customer balances subject to indemnification (i.e. margin debits) was immaterial. The Company also has entered into arrangements with various other third parties which provide for indemnification against losses, costs, claims and liabilities arising from the performance of their obligations under our agreement, except for gross negligence or bad faith. The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote. Utilizing the methodology in FIN 45, our estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the financial statements.

H. Subsequent Events

     From April 1 through May 5, 2006, we repurchased 413,400 shares of our class A common stock, under the Stock Repurchase Program, at an average investment of $37.04 per share. On May 8, 2006, our Board of Directors authorized the repurchase of an additional 400,000 shares of our Class A common stock, bringing the total available authorization to approximately 790,000 shares.

     On May 8, 2006, our Board of Directors declared a quarterly dividend of $0.03 per share to be paid on June 28, 2006 to shareholders of record on June 15, 2006.

     On May 8, 2006, the SEC declared effective the Company's $400 million "shelf" registration statement on Form S-3. This provides us opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount of $520 million, which includes the remaining $120 million available under our shelf registration filed in 2001.

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (INCLUDING
                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK)

Overview

     GAMCO Investors, Inc. (formerly Gabelli Asset Management Inc.) (NYSE: GBL) is a widely recognized provider of investment advisory services to mutual funds, institutional and high net worth investors, and investment partnerships. Through Gabelli & Company, Inc., we provide institutional research services to institutional clients and investment partnerships. We generally manage assets on a discretionary basis and invest in a variety of U.S. and international securities through various investment styles. Our revenues are based primarily on the firm's levels of assets under management and fees associated with our various investment products, rather than our own corporate assets.

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

     As part of our re-branding initiative to accelerate growth, our corporate name change to GAMCO Investors, Inc. became effective August 29, 2005. Since the firm was founded in 1977, GAMCO has been the name of our asset management business, representing our institutional and high net worth effort. We believe changing our corporate name to GAMCO helps us achieve our vision for assets entrusted to us, that is, to earn a superior return for our clients by providing various value-added (alpha) products. GAMCO is a more inclusive parent company name, and more appropriately represents the various investment strategies and asset management brands contributing to the continued growth of our company. The Gabelli brand will continue to represent our absolute return, research driven Value style that focuses on our unique Private Market Value with a Catalyst (TM) investment approach. Our class A common stock will continue to trade on the New York Stock Exchange under the ticker symbol "GBL". As part of this initiative, the directors of our mutual funds approved in November 2005 the name change of the Growth, the Global Series, the Mathers and the International Growth funds (among others) to GAMCO from Gabelli, which became effective in December 2005. The funds that reflect the Private Market Value with a Catalyst approach will continue under the Gabelli brand.

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

     As of March 31, 2006, we had $27.6 billion of assets under management
(AUM), approximately 96.9% of which were in equity products. Our equity open-end mutual funds and closed-end funds had a record $14.3 billion in AUM at quarter end, 4.2% above the $13.7 billion on December 31, 2005 and 5.2% ahead of the $13.6 billion on March 31, 2005. In the institutional and high net worth segment of our business, GAMCO Asset Management Inc. had AUM of $12.6 billion in separately managed equity accounts on March 31, 2006, 2.1% ahead of the $12.4 billion on December 31, 2005 but down 5.4% from the $13.4 billion on March 31, 2005. Assets in our investment partnerships were $681 million, 7.4% ahead of year-end 2005 assets of $634 million but 20.3% below the $854 million on March 31, 2005. Fixed income assets, primarily money market mutual funds, totaled $866 million on March 31, 2006, 5.7% ahead of year-end 2005 assets of $819 million but 39.0% lower than assets of $1.4 billion on March 31, 2005, which was principally related to the withdrawal of assets from the Treasurer's Fund, which was closed during the fourth quarter 2005.

Assets Under Management

         The company reported assets under management as follows:

Table I:
                                                            Assets Under Management (in millions)
                                                            -------------------------------------
                                                                    March 31
                                                                    --------             %
                                                                 2005       2006    Inc. (Dec.)
Mutual Funds:                                                 ---------  ---------  -----------
   Equities
      Open End                                                 $ 7,808    $ 8,176          4.7%
      Closed-End                                                 4,602      5,284         14.8
      Fixed Income                                               1,154        807        (30.1)
                                                              ---------  ---------
Total Mutual Funds                                              13,564     14,267          5.2
                                                              ---------  ---------
Institutional & High Net Worth Separate Accounts:
   Equities                                                     13,364     12,639         (5.4)
   Fixed Income                                                    266         59        (77.8)
                                                              ---------  ---------
Total Institutional & High Net Worth Separate Accounts          13,630     12,698         (6.8)
                                                              ---------  ---------
Investment Partnerships                                            854        681        (20.3)
                                                              ---------  ---------
Total Assets Under Management                                 $ 28,048   $ 27,646         (1.4)
                                                              =========  =========

   Equities                                                     26,628     26,780          0.6
   Fixed Income                                                  1,420        866        (39.0)
                                                              ---------  ---------
Total Assets Under Management                                 $ 28,048   $ 27,646         (1.4)
                                                              =========  =========

Table II:                                                       Fund Flows - 1st Quarter 2006 (in millions)
                                                              -----------------------------------------------
                                                                                             Market
                                                    December 31,            Net          Appreciation /      March 31,
                                                        2005            Cash Flows       (Depreciation)        2006
                                                   --------------     --------------     --------------   --------------
Mutual Funds:
    Equities                                         $ 12,963             ($220)              $ 717         $ 13,460
    Fixed Income                                          735                64                   8              807
                                                     ---------            ------            --------        ---------
Total Mutual Funds                                     13,698              (156)                725           14,267
                                                     ---------            ------            --------        ---------
Institutional & HNW Separate Accounts
    Equities                                           12,382              (595)                852           12,639
    Fixed Income                                           84               (26)                  1               59
                                                     ---------            ------            --------        ---------
Total Institutional & HNW Separate Accounts            12,466              (621)                853           12,698
                                                     ---------            ------            --------        ---------
Investment Partnerships                                   634                22                  25              681
                                                     ---------            ------            --------        ---------
Total Assets Under Management                        $ 26,798             ($755)            $ 1,603         $ 27,646
                                                     =========            ======            ========        =========

                                                     Assets Under Management (in millions)
                                        ---------------------------------------------------------
Table III:                                                                                          % Increase/(decrease)
                                          3/05        6/05        9/05        12/05       3/06        12/05       3/05
                                        ---------   ---------   ---------   ---------   ---------   ---------   ---------
Mutual Funds
     Open end                            $ 7,808     $ 7,798     $ 7,959     $ 7,888     $ 8,176      3.7%         4.7%
     Closed-end                            4,602       4,684       4,851       5,075       5,284      4.1         14.8
     Fixed income                          1,154         852         796         735         807      9.8        (30.1)
                                        ---------   ---------   ---------   ---------   ---------
Total Mutual Funds                        13,564      13,334      13,606      13,698      14,267      4.2          5.2
                                        ---------   ---------   ---------   ---------   ---------
Institutional & HNW Separate Accounts:
     Equities                             13,364      13,189      13,129      12,382      12,639      2.1         (5.4)
     Fixed Income                            266         269         158          84          59    (29.8)       (77.8)
                                        ---------   ---------   ---------   ---------   ---------
Total Institutional & HNW Separate
 Accounts                                 13,630      13,458      13,287      12,466      12,698      1.9         (6.8)
                                        ---------   ---------   ---------   ---------   ---------
Investment Partnerships                      854         831         745         634         681      7.4        (20.3)
                                        ---------   ---------   ---------   ---------   ---------
Total Assets Under Management           $ 28,048    $ 27,623    $ 27,638    $ 26,798    $ 27,646      3.2         (1.4)
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

RESULTS OF OPERATIONS

     To provide a better understanding of core results and trends, we have also provided our results before adjusting for FASB Interpretation No. 46R ("FIN 46R") and Emerging Issue Task Force 04-5 ("EITF 04-5"). These results, before the adjustments for FIN 46R and EITF 04-5, are not presented in accordance with generally accepted accounting principles ("GAAP") in the United States and are analyzed versus 2005 results beginning on page 18. A reconciliation of these non-GAAP financial measures to results presented in accordance with GAAP is presented below.

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005

Consolidated Results - Three Months Ended March 31st:

                                                         (Unaudited; in thousands, except per share data)
                                                       ---------------------------------------------------

                                                         2005         2006 (a)      2006 (b)      2006 (c)
                                                       ---------     ---------     ---------     ---------
Revenues
  Investment advisory and incentive fees               $ 53,931      $ 54,705      ($ 3,016)     $ 51,689
  Commission revenue                                      2,465         3,451             -         3,451
  Distribution fees and other income                      5,135         5,435             -         5,435
                                                       ---------     ---------     ---------     ---------
     Total revenues                                      61,531        63,591        (3,016)       60,575
Expenses
  Compensation and related costs                         26,353        27,509             -        27,509
  Management fee                                          2,255         3,478             -         3,478
  Distribution costs                                      6,213         5,215             -         5,215
  Other operating expenses                                6,556         7,202           189         7,391
                                                       ---------     ---------     ---------     ---------
     Total expenses                                      41,377        43,404           189        43,593
                                                       ---------     ---------     ---------     ---------
Operating income                                         20,154        20,187        (3,205)       16,982
Other income (expense)
Net gain from investments                                   595         9,353        13,772        23,125
Interest and dividend income                              3,472         5,048         1,325         6,373
Interest expense                                         (3,929)       (3,284)         (591)       (3,875)
                                                       ---------     ---------     ---------     ---------
Total other income (expense), net                           138        11,117        14,506        25,623
                                                       ---------     ---------     ---------     ---------
Income before taxes and minority interest                20,292        31,304        11,301        42,605
Income tax provision                                      7,609        11,739         4,238        15,977
Minority interest                                             1           287         7,063         7,350
                                                       ---------     ---------     ---------     ---------
Net income                                             $ 12,682      $ 19,278      $      -      $ 19,278
                                                       =========     =========     =========     =========

Net income per share:
  Basic                                                $   0.43      $   0.66      $      -      $   0.66
                                                       =========     =========     =========     =========
  Diluted                                              $   0.42      $   0.65      $      -      $   0.65
                                                       =========     =========     =========     =========

Reconciliation of Net income to Adjusted EBITDA:

Net income                                             $ 12,682      $ 19,278      $      -      $ 19,278
Interest Expense                                          3,929         3,284           591         3,875
Income tax provision and minority interest                7,610        12,026        11,301        23,327
Depreciation and amortization                               234           224             -           224
                                                       ---------     ---------     ---------     ---------
Adjusted EBITDA(d)                                     $ 24,455      $ 34,812      $ 11,892      $ 46,704
                                                       ---------     ---------     ---------     ---------


(a)  Financial results before adjustments of FIN 46R and EITF 04-5. (See note
     (b) below.)
(b) Adjustments relating to the adoption of FIN 46R and EITF 04-5. Beginning January 1, 2006, the provisions of FASB Interpretation No. 46R ("FIN 46R") and Emerging Issue Task Force 04-5 ("EITF 04-5") require consolidation of the majority of our investment partnerships and offshore funds managed by our subsidiaries into our consolidated financial statements. However, since we amended the agreements of certain investment partnerships and an offshore fund on March 31, 2006, FIN 46R and EITF 04-5 will only require us to consolidate these entities on our statement of income for the first quarter 2006, but will not require their consolidation on our statement of financial condition at March 31, 2006. In addition, these partnerships and offshore fund, for which the agreements were amended, are not required to be consolidated within our statement of income or on our statement of financial condition in future periods as long as we continue to not maintain a direct or indirect controlling financial interest. For the three months ended March 31, 2006, the consolidation of these entities had no impact on net income but does affect the classification of income between operating and other income. As a result, we have also provided our results before adjusting for FIN 46R and EITF 04-5 as we believe this basis is comparable to our reported results for the first quarter 2005. In addition, we believe these results will be more comparable to our results in future periods as long as we continue to not maintain a direct or indirect controlling financial interest.
(c) Financial results on a GAAP basis, including adjustments of FIN 46R and EITF 04-5.
(d) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and minority interest. Adjusted EBITDA is a Non-GAAP measure and should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States nor should it be considered as an indicator of our overall financial performance. We use Adjusted EBITDA as a supplemental measure of performance as we believe it gives investors a more complete understanding of our operating results before the impact of investing and financing activities as a tool for determining the private market value of an enterprise.

     Total revenues were $60.6 million in the first quarter of 2006 down $0.9 million or 1.6% from total revenues of $61.5 million reported in the first quarter of 2005. Operating income was $17.0 million, a decline of $3.2 million or 15.7% from the $20.2 million reported in the first quarter of 2005. Total other income, net of interest expense, rose to $25.6 million for the first quarter 2006. In the short-run, our results remain sensitive to changes in the equity market. Net income for the quarter was $19.3 million or $0.65 per fully diluted share versus $12.7 million or $0.42 per fully diluted share in the prior year's quarter.

     Investment advisory and incentive fees decreased $2.2 million or 4.2% to $51.7 million from the 2005 quarter. Investment partnership revenues declined to $1.9 million in the first quarter of 2006 from $3.3 million in the prior year period, due to the consolidation of the investment partnerships and offshore fund, in accordance with FIN 46R and EITF 04-5, that resulted in the elimination of revenues. Our closed-end funds revenue increased 21.6% to $10.3 million in the first quarter 2006 up from $8.4 million in the prior year's quarter. This increase was derived principally from The Gabelli Global Gold, Natural Resources & Income Trust (AMEX: GGN) launched on March 29, 2005. For the first quarter 2006, our revenues of $20.1 million from open-end mutual funds were virtually unchanged from the prior year period. Revenues from our institutional and high net worth separate accounts business, which are generally billed based on asset levels at the beginning of a quarter, declined by 12.4% to $19.4 million in the first quarter 2006, down from $22.1 million in the 2005 quarter. The majority of this decline is attributable to lower fulcrum fees from the $2.3 million recorded in the 2005 period to $0.4 million in the 2006 period.

     Commission revenues from our institutional research affiliate, Gabelli & Company, Inc., were $3.5 million in the first quarter of 2006, up 40.0% from $2.5 million in the same period a year earlier.

     Revenues from the distribution of mutual funds and other income were $5.4 million in the first quarter of 2006 versus $5.1 million in the first quarter of 2005. The increase in fees is principally from higher average assets under management in class C shares, which have 12b-1 fees of 1%, in the 2006 period as compared to the prior year's period. As previously discussed, several bills were introduced in the prior Congress that, if adopted, would, among other things, pose a risk to our future distribution fee revenue as Rule 12b-1 distribution fees may be limited or eliminated.

     Total expenses, excluding management fee, were $40.1 million in the first quarter of 2006, a 2.5% increase from total expenses of $39.1 million reported in the first quarter of 2005.

     Compensation and related costs, which are largely variable, were $27.5 million or 4.4% higher than the $26.4 million recorded in the same period a year earlier. This increase was primarily due to higher revenues versus the prior year's quarter and accruals for variable compensation costs related to investment partnership incentive fees in the 2006 quarter. Revenues related to investment partnership incentive fees have higher variable compensation costs, as a percent of revenue, as compared to our other investment advisory fees.

     Distribution costs were $5.2 million, a decrease of 16.1% from $6.2 million in the prior year's period, the decrease was principally the result of the elimination of a one-time charge from the 2005 quarter for one-time launch costs for GGN. Other operating expenses were higher by $0.8 million, a 12.7% increase to $7.4 million in the first quarter of 2006 from the prior year first quarter of $6.6 million. This increase included legal and accounting costs related to regulatory and corporate governance dynamics. Management fee expense, which is totally variable and based on pretax income, was $3.5 million in the first quarter of 2006 versus $2.3 million in the first quarter of 2005.

     Other income, net of interest expense, was $25.6 million in the first quarter of 2006, a positive swing of $25.5 million from the $0.1 million gain reported in the first quarter of 2005. The net return from our corporate investment portfolio improved to $29.5 million in the 2006 first quarter from $4.1 million in the prior year's quarter as we benefited from the strength of the equity markets in the first quarter of 2006, including superb performance from our investments in our products as well as an increase in interest rates from the prior year as well as the inclusion of $14.5 million relating to adjustments for FIN 46R and EITF 04-5.

     Interest expense was virtually the same at $3.9 million for both the first quarter of 2006 and the prior year. The increase related to the consolidation of the Investment Partnerships and offshore fund was offset principally by the effects of the April 1, 2005 repurchase of $50 million of the $100 million 5% convertible note.

     The estimated effective tax rate for the first quarter of 2006 was 37.5%, the same as the prior year period.

     Minority interest increased to $7.4 million in the 2006 quarter, principally related to the $7.1 million in adjustments related to the consolidation of investment partnerships and offshore fund in accordance with FIN 46R and EITF 04-5.

Comparison of 2006 financial results (before adjustments for FIN 46R and EITF 04-5) to 2005:

     Total revenues were $63.6 million in the first quarter of 2006 up $2.1 million or 3.3% from total revenues of $61.5 million reported in the first quarter of 2005. Operating income was virtually unchanged at $20.2 million. Total other income, net of interest expense, rose to $11.1 million for the first quarter 2006 from $0.1 million in the 2005 period. In the short-run, our results remain sensitive to changes in the equity market. Net income for the quarter was $19.3 million or $0.65 per fully diluted share versus $12.7 million or $0.42 per fully diluted share in the prior year's quarter.

     Investment advisory and incentive fees, which comprised 86.0% of total revenues, were $54.7 million in the first quarter of 2006 up $0.8 million or 1.4% from the $53.9 million reported in the prior year's quarter. Incentive fees from investment partnerships increased by $2.1 million in the first quarter 2006 from the prior year, slightly offset by lower management fees. The higher revenues during the quarter were primarily driven by our closed-end funds as revenues increased 21.6% to $10.3 million in the first quarter 2006 up from $8.4 million in the prior year's quarter. This increase was derived principally from The Gabelli Global Gold, Natural Resources & Income Trust (AMEX: GGN) launched on March 29, 2005. For the first quarter 2006, our revenues of $20.1 million from open-end mutual funds were virtually unchanged from the prior year period. Revenues from our institutional and high net worth separate accounts business, which are generally billed based on asset levels at the beginning of a quarter, declined by 12.4% to $19.4 million in the first quarter 2006, down from $22.1 million in the 2005 quarter. The majority of this decline is attributable to lower fulcrum fees from the $2.3 million recorded in the 2005 period to $0.4 million in the 2006 period.

     Commission revenues from our institutional research affiliate, Gabelli & Company, Inc., were $3.5 million in the first quarter of 2006, up 40.0% from $2.5 million in the same period a year earlier.

     Revenues from the distribution of mutual funds and other income were $5.4 million in the first quarter of 2006 versus $5.1 million in the first quarter of 2005. The increase in fees is principally from higher average assets under management in class C shares, which have 12b-1 fees of 1%, in the 2006 period as compared to the prior year's period. As previously discussed, several bills were introduced in the prior Congress that, if adopted, would, among other things, pose a risk to our future distribution fee revenue as Rule 12b-1 distribution fees may be limited or eliminated.

     Total expenses, excluding management fee, were $39.9 million in the first quarter of 2006, a 2.1% increase from total expenses of $39.1 million reported in the first quarter of 2005.

     Compensation and related costs, which are largely variable, were $27.5 million or 4.4% higher than the $26.4 million recorded in the same period a year earlier. This increase was primarily due to higher revenues versus the prior year's quarter and accruals for variable compensation costs related to investment partnership incentive fees in the 2006 quarter. Revenues related to investment partnership incentive fees have higher variable compensation costs, as a percent of revenue, as compared to our other investment advisory fees.

     Distribution costs were $5.2 million, a decrease of 16.1% from $6.2 million in the prior year's period, the decrease was principally the result of the elimination of a one-time charge from the 2005 quarter for one-time launch costs for GGN. Other operating expenses were higher by $0.6 million, a 9.9% increase to $7.2 million in the first quarter of 2006 from the prior year first quarter of $6.6 million. This increase included legal and accounting costs related to regulatory and corporate governance dynamics, including Sarbanes-Oxley compliance. Management fee expense, which is totally variable and based on pretax income, was $3.5 million in the first quarter of 2006 versus $2.3 million in the first quarter of 2005.

     Other income, net of interest expense, was $11.1 million in the first quarter of 2006, a positive swing of $11.0 million from the $0.1 million gain reported in the first quarter of 2005. The net return from our corporate investment portfolio improved to $14.4 million in the 2006 first quarter from $4.1 million in the prior year's quarter as we benefited from the strength of the equity markets in the first quarter of 2006, including superb performance from our investments in our products as well as an increase in interest rates from the prior year.

     Interest expense fell to $3.3 million in the first quarter of 2006 from $3.9 million in the prior year's first quarter. This decrease is a result of the April 1, 2005 repurchase of $50 million of the $100 million 5% convertible note and the remarketing of the senior notes in November 2004, which reduced the interest rate from 6.0% to 5.22%.

     The estimated effective tax rate for the first quarter of 2006 was 37.5%, the same as the prior year period.

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

Summary cash flow data is as follows:
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2005         2006
                                                      ----------   ----------
                                                           (in thousands)
  Cash flows (used in) provided by:
    Operating activities                              $  24,489     $ (45,375)
    Investing activities                                 (3,944)       (1,520)
    Financing activities                                 50,804         1,460
                                                      ----------    ----------
    Increase (decrease)                                  71,349       (45,435)
    Net increase in cash from investment partnerships
     and offshore funds consolidated under FIN 46R
     and EITF 04-5                                            -         1,550
    Effect of exchange rates on cash and cash
     equivalents                                            (17)           68
    Cash and cash equivalents at beginning of
     period                                             257,096       170,659
                                                      ----------    ----------
    Cash and cash equivalents at end of period        $ 328,428     $ 126,842
                                                      ==========    ==========

     Cash requirements and liquidity needs have historically been met through cash generated by operating activities and through our borrowing capacity. We have received investment grade ratings from both Moody's Investors Services and Standard & Poor's Rating Services. These investment grade ratings expand our ability to attract both public and private capital. In February 2005, our Board of Directors authorized a plan to file a "shelf" registration statement on Form S-3, which was filed on June 13, 2005. Our shelf registration, which was declared effective on May 8, 2006, provides us opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $400 million. This authorization is in addition to the remaining $120 million available under our "shelf" registration filed in 2001.

     At March 31, 2006, we had total cash and cash equivalents of $126.8 million, a decrease of $45.4 million from December 31, 2005. GAMCO has established a collateral account, consisting of cash and cash equivalents and investments in securities totaling $52.3 million, to secure a letter of credit issued in favor of the holder of the $50 million 5% convertible note. On April 1, 2005, the letter of credit was reduced to $51.3 million and extended to September 22, 2006, which coincides with the date of a put option the note holder may exercise. Additionally, the principal of the convertible note was reduced to $50 million and limitations on the issuance of additional debt were removed. Cash and cash equivalents and investments in securities held in the collateral account are restricted from other uses until the date of expiration and cash and cash equivalents and investments in securities held by investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5 are also restricted from use for general operating purposes. Total debt at March 31, 2006 was $232.3 million, consisting of the $50 million 5% convertible note, $100 million of 5.5% non-callable senior notes due May 15, 2013 and $82.3 million in 5.22% senior notes due February 17, 2007, issued pursuant to our mandatory convertible securities.

     For 2006, cash used in operating activities was $45.4 million principally resulting from $247.0 million in purchases of investments in securities, a $64.2 million increase in receivable from brokers, $20.0 million in purchases of investments in partnerships and affiliates and $38.0 million from net the effects of the FIN 46R and EITF 04-5 consolidation. This was partially offset by $19.3 million in net income, proceeds from sales of investments in securities of $284.2 million, $11.0 million in distributions from investments in partnerships and affiliates and an increase in minority interest payable of $0.3 million. Excluding the net effects of the consolidation of investment partnerships and offshore funds, our cash used in operating activities was $7.4 million.

     Cash used in investing activities, related to purchases and sales of available for sale securities, was $1.5 million in the first three months of 2006.

     Cash provided by financing activities in the first three months of 2006 was $1.5 million. The increase in cash principally resulted from net contributions of $36.5 million related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5. This was partially offset by $35.2 million in dividends paid and the repurchase of our class A common stock under the Stock Repurchase Program and by $0.2 million received from the exercise of non-qualified stock options that further generated cash tax savings of $0.1 million. Excluding the net effects of the consolidation on investment partnerships and offshore funds, out net cash used in financing activities was $35.0 million.

     For 2005, cash provided by operating activities was $24.5 million principally resulting from proceeds from sales of investments in securities of $403.2 million, $12.8 million in distributions from investments in partnerships and affiliates and $12.7 million in net income partially offset by $387.6 million in purchases of investments in securities, a $18.1 million increase in receivable from brokers and $6.6 million in purchases of investments in partnerships and affiliates.

     Cash used in investing activities, related to purchases and sales of available for sale securities, was $3.9 million in the first three months of 2005.

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

     Gabelli & Company, Inc., a subsidiary of Gabelli, is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debt items in the reserve formula for those broker-dealers subject to Rule 15c3-3. The requirement was $250,000 at March 31, 2006. At March 31, 2006, Gabelli & Company had net capital, as defined, of approximately $17.2 million, exceeding the regulatory requirement by approximately $16.9 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

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

     With respect to our proprietary investment activities, included in investments in securities of $406.4 million at March 31, 2006 were investments in Treasury Bills and Notes of $207.8 million, in mutual funds, largely invested in equity products, of $107.8 million, a selection of common and preferred stocks totaling $72.1 million and other investments of approximately $18.7 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. Of the approximately $60.8 million invested in common and preferred stocks at March 31, 2006, $23.0 million is related to our investment in Westwood Holdings Group Inc. and $22.4 million is invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Investments in partnerships and affiliates totaled $86.7 million at March 31, 2006, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities. These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

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

     In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which was subsequently revised in December 2003 by FASB Interpretation No. 46(R) ("FIN 46R"). FIN 46R provides new criteria for determining whether or not consolidation accounting is required for activities that were prior to FIN 46R off-balance sheet activities conducted through certain types of entities. This interpretation focuses on financial interests in entities (i.e., variable interests) that indicate control despite the absence of clear control through voting interest. It concludes that a company's exposure (variable interest) to the economic risks and rewards from the entity's assets and activities are the best evidence of control. The interpretation requires that these variable interest entities ("VIEs") be subject to consolidation if the company holding the variable interest is subject to a majority of the expected losses or will receive a majority of the expected residual returns of the VIE (the "primary beneficiary"). As the primary beneficiary, it would be required to include the variable interest entity's assets, liabilities and results of operations in its own financial statements.

     In June 2005, the FASB ratified the consensus EITF 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights", which provides guidance in determining whether a general partner controls a limited partnership. The provisions of EITF 04-5 are not applicable to limited partnerships or similar entities accounted for as VIEs pursuant to FIN 46R.

     We adopted FIN 46R and EITF 04-5 on January 1, 2006 and have, in accordance with the terms of the provisions of these pronouncements, consolidated the majority of our investment partnerships and offshore funds that are managed by our subsidiaries and are not determined to be VIEs for the three months ended and at March 31, 2006. However, due to amendments effected to some of these partnership and offshore fund agreements during the three month period ended March 31, 2006, consolidation of these entities ceased on March 31, 2006 in accordance with FIN 46R and EITF 04-5. Accordingly, these entities are consolidated on our statement of income for the three months ended March 31, 2006 but not on the statement of financial condition at March 31, 2006.

     We have also consolidated five other investment partnerships and two other offshore funds in which we have a direct or indirect controlling financial interest within our consolidated financial statements as of and for the period ended March 31, 2006. These entities will continue to be consolidated in future periods as long as we continue to maintain a direct or indirect controlling financial interest.

     In November 2005, the FASB issued FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes considerations for the accounting subsequent to the recognition of an other-than-temporary ("OTT") impairment and requires certain disclosures about unrealized losses that have not been recognized as OTT impairments. The guidance in this FSP amends FASB Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The FSP is effective for reporting periods beginning after December 15, 2005. The Company adopted this Statement on January 1, 2006. The adoption is not expected to have a material impact on the Company's future consolidated financial statements.

     In February 2006, the FASB issued FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140," that amends FASB Statements No. 133 "Accounting for Derivative Instruments and Hedging Activities," and No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principle-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement 155 does not permit prior period restatement. The Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company plans to adopt this Statement on January 1, 2007. The adoption is not expected to have a material impact on the Company's future consolidated financial statements.

     In March 2006, the FASB issued FASB Statement No. 156, "Accounting for Servicing of Financial Assets," which amends FASB Statements No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement permits an entity to choose either the amortization method or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. The Statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company plans to adopt this Statement on January 1, 2007. The adoption is not expected to have a material impact on the Company's future consolidated financial statements.

     In April 2006, the FASB issued FSP FIN 46R-6 "Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)." The FSP addresses certain major implementation issues related to FIN 46R, specifically how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The FSP is effective as of the beginning of the first day of the first reporting period beginning after June 15, 2006. The Company plans to adopt this Statement on January 1, 2007. The adoption is not expected to have a material impact on the Company's future consolidated financial statements.

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

Part II:  Other Information

         Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                  The following table provides information with respect to the shares of common stock we repurchased during the three months ended March 31, 2006:


                                    (a) Total                        (c) Total Number of Shares     (d) Maximum Number of
                                    Number of    (b) Average Price   Repurchased as Part of         Shares That May Yet Be
                                    Shares       Paid Per Share,     Publicly Announced Plans or    Purchased Under the
        Period                      Repurchased  net of Commissions  Programs                       Plans or Programs
        ----------------------------------------------------------------------------------------------------------------------
        GBL

        1/01/06 - 1/31/06           36,000           $ 44.18                           36,000              1,046,793
        2/01/06 - 2/28/06          543,632           $ 44.62                          543,632                503,161
        3/01/06 - 3/31/06          198,900           $ 42.77                          198,900                804,261
                                   -------                                            -------
        Totals                     778,532                                            778,532
                                   =======                                            =======

                  In March 2006 we announced an increase of 500,000 shares of GBL available to be repurchased under our stock repurchase program.  Our stock repurchase programs are not subject to expiration dates.


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


                                                      GAMCO INVESTORS, INC.
                                                --------------------------------
                                                           (Registrant)


         May 10, 2006                           /s/ Michael R. Anastasio
         ------------------------               --------------------------------
         Date                                   Michael R. Anastasio
                                                Chief Financial Officer