Form 10-Q/A
period 2006-03-31
GAMCO INVESTORS, INC. ET AL
filed 2006-05-11
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                  -------------
                                (Amendment No. 1)

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 6.          Exhibits



SIGNATURES
------------

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (In thousands, except per share data)


                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         2005            2006
                                                      ----------      ----------

Revenues
  Investment advisory and incentive fees               $ 53,931        $ 51,689
  Commission revenue                                      2,465           3,451
  Distribution fees and other income                      5,135           5,435
                                                      ----------      ----------
     Total revenues                                      61,531          60,575
                                                      ----------      ----------
Expenses
  Compensation and related costs                         26,353          27,509
  Management fee                                          2,255           3,478
  Distribution costs                                      6,213           5,215
  Other operating expenses                                6,556           7,391
                                                      ----------      ----------
     Total expenses                                      41,377          43,593
                                                      ----------      ----------

Operating income                                         20,154          16,982
Other income (expense)                                ----------      ----------
  Net gain from investments                                 595          23,125
  Interest and dividend income                            3,472           6,373
  Interest expense                                       (3,929)         (3,875)
                                                      ----------      ----------
     Total other income, net                                138          25,623
                                                      ----------      ----------
Income before income taxes and minority interest         20,292          42,605
  Income tax provision                                    7,609          15,977
  Minority interest                                           1           7,350
                                                      ----------      ----------
     Net income                                        $ 12,682        $ 19,278
                                                      ==========      ==========

Net income per share:
  Basic                                                  $ 0.43          $ 0.66
                                                      ==========      ==========
  Diluted                                                $ 0.42          $ 0.65
                                                      ==========      ==========
Weighted average shares outstanding:
  Basic                                                  29,560          29,180
                                                      ==========      ==========
  Diluted                                                31,684          30,185
                                                      ==========      ==========

Dividends declared:
   Quarterly                                             $ 0.02          $ 0.03
                                                      ==========      ==========

See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except per share data)

                                           December 31,   March 31,    March 31,
                                               2005         2005         2006
                                          --------------------------------------
ASSETS                                                  (Unaudited)

Cash and cash equivalents, including
 restricted cash of $2,503, $51,811 and
 $739.                                    $   170,659  $   328,428  $   126,842
Investments in securities, including
 restricted securities of $52,219,
 $51,895 and $81,059.                         401,216      283,249      406,374
Investments in partnerships and
 affiliates                                    91,971       85,300       86,689
Receivable from brokers                         8,545       23,619       77,731
Investment advisory fees receivable            22,260       22,499       16,562
Other assets                                   26,443       27,902       24,144
                                          ------------ ------------ ------------

     Total assets                         $   721,094  $   770,997  $   738,342
                                          ============ ============ ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers                        $         4  $         -  $         -
Income taxes payable, including deferred
 taxes of $1,699, $708, and $4,129.            10,132        8,062       14,964
Compensation payable                           27,889       33,813       36,708
Capital lease obligation                        2,992        3,127        2,943
Securities sold, not yet purchased                  -        1,081            -
Accrued expenses and other liabilities         17,489       18,990       20,393
                                          ------------ ------------ ------------

     Total operating liabilities               58,506       65,073       75,008
                                          ------------ ------------ ------------

5.5% Senior notes (due May 15, 2013)          100,000      100,000      100,000
5% Convertible note (conversion price,
 $52.00 per share; note due August 14,
 2011)                                         50,000      100,000       50,000
5.22% Senior notes (due February 17,
 2007)                                         82,308       82,308       82,308
                                          ------------ ------------ ------------

     Total liabilities                        290,814      347,381      307,316
                                          ------------ ------------ ------------
Minority interest                               6,151        6,171       20,035
                                          ------------ ------------ ------------
Stockholders' equity
Class A Common Stock, $0.001 par value;
 100,000,000 shares authorized;
 9,648,339, 9,612,314 and 9,658,339
 issued, respectively; 6,414,517,
 7,192,992 and 5,645,985 outstanding,
 respectively                                      10           10           10
Class B Common Stock, $0.001 par value;
 100,000,000 shares authorized;
 23,128,500, 23,128,500 and 23,128,500
 issued and outstanding, respectively              23           23           23
Additional paid-in capital                    226,353      232,540      226,640
Retained earnings                             329,090      280,516      347,571
Accumulated comprehensive gain                    526        1,088        2,985
Treasury stock, at cost (3,233,822,
 2,419,322 and 4,012,354 shares,
 respectively)                               (131,873)     (96,732)    (166,238)
                                          ------------ ------------ ------------
     Total stockholders' equity               424,129      417,445      410,991
                                          ------------ ------------ ------------

Total liabilities and stockholders'
 equity                                   $   721,094  $   770,997  $   738,342
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

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)


                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                             2005        2006
                                                         ----------- -----------
Operating activities

Net income                                               $   12,682  $   19,278
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
Equity in gains from partnerships and affiliates             (2,158)     (3,926)
Depreciation and amortization                                   234         224
Stock-based compensation expense                                485           6
Tax benefit from exercise of stock options                      102          66
Foreign currency loss                                           211           -
Other-than-temporary loss on available for sale
 securities                                                   3,179           -
Impairment of goodwill                                        1,127           -
Minority interest in net income of consolidated
 subsidiaries                                                     1         287
Realized gains on sales of available for sale securities,
 net                                                              -        (442)
Realized gains on sales of investments in securities, net    (1,233)     (6,448)
Change in unrealized value of investments in securities,
 net                                                         (2,434)        (96)
(Increase) decrease in operating assets:
   Purchases of investments in securities                  (387,606)   (246,990)
   Proceeds from sales of investments in securities         403,161     284,216
   Investments in partnerships and affiliates                (6,557)    (20,032)
   Distributions from partnerships and affiliates            12,754      10,959
   Investment advisory fees receivable                        5,145       5,649
   Receivable from brokers                                  (18,080)    (64,155)
   Other assets                                              (2,263)      2,289
Increase (decrease) in operating liabilities:
   Payable to brokers                                          (301)         (4)
   Income taxes payable                                      (1,146)      3,260
   Compensation payable                                       5,965       8,383
   Accrued expenses and other liabilities                     1,221         109

Effects of consolidation of investment partnerships and
 offshore funds consolidated under FIN 46R and EITF 04-5
   Minority interest of consolidated subsidiaries                 -      13,597
   Realized gains on sales of investments in securities
    and securities sold short, net                                -     (11,917)
   Change in unrealized value of investments in
    securities  and securities sold short, net                    -      (1,855)
   Purchases of investments in securities, and securities
    sold short                                                    -    (643,041)
   Proceeds from sales of investments in securities
    and securities sold short                                     -     620,083
   Elimination of GAMCO's investment in partnerships and
    offshore funds                                                -      18,281
   Increase in receivable from brokers                            -     (10,799)
   Decrease in other assets                                       -         408
   Increase in payable to brokers                                 -       5,783
   Increase in income taxes payable                               -          99
   Decrease in accrued expenses and other liabilities             -     (11,100)
   Income related to investment partnerships and offshore
    funds consolidated under FIN 46R and EITF 04-5                -      14,430
   Elimination of partners' and shareholders' capital             -     (31,977)
                                                         ----------- -----------
Total adjustments                                            11,807     (64,653)
                                                         ----------- -----------
Net cash provided by (used in) operating activities          24,489     (45,375)
                                                         ----------- -----------
Investing activities

Purchases of available for sale securities                   (3,944)     (3,006)

Proceeds from sales of available for sale securities              -       1,486
                                                         ----------- -----------
Net cash used in investing activities                        (3,944)     (1,520)
                                                         ----------- -----------

Financing activities

Contributions related to investment partnerships and offshore
 funds consolidated under FIN 46R and EITF 04-5, net              -      36,477
Proceeds from exercise of stock options                         333         215
Dividends paid                                              (18,037)       (867)
Proceeds from settlement of purchase contracts               70,568           -
Purchase of treasury stock                                   (2,060)    (34,365)
                                                         ----------- -----------
Net cash provided by financing activities                    50,804       1,460
                                                         ----------- -----------
Net increase (decrease) in cash and cash equivalents         71,349     (45,435)
Net increase in cash from investment partnerships and
 offshore funds consolidated under FIN 46R and EITF 04-5          -       1,550
Effect of exchange rates on cash and cash equivalents           (17)         68
Cash and cash equivalents at beginning of period            257,096     170,659
                                                         ----------- -----------
Cash and cash equivalents at end of period               $  328,428  $  126,842
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

Change in Accounting Policy

     GAMCO has voluntarily changed its accounting method for recognizing management fee revenues on closed-end preferred shares effective January 1, 2006. Unlike most money management firms, GAMCO does not charge fees on leverage in its closed-end funds unless the total return to the Common shareholders (of the closed-end fund at year-end) exceeds the dividend rate of the preferred shares. In 2005, GAMCO recognized the revenues during each interim reporting period if and when the total return to common shareholders of the closed-end fund exceeded the dividend rate of the preferred shares. Under this method, management fee recognized in prior interim periods during the measurement period were subject to possible reversal in subsequent periods during that measurement period. Had this method not changed, we would have recorded approximately $1.5 million in management fee revenues on closed-end preferred shares for the three month period ended March 31, 2006.

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

     Under SFAS No. 154, which GAMCO adopted on January 1, 2006, this voluntary change in accounting principle requires retrospective application to each period presented as if the different accounting principle had always been used and requires an adjustment at the beginning of the first period presented for the cumulative effect of the change to the new accounting principle. Because full year results are equivalent under both the old and new accounting methods, only interim periods during a year are affected by the change. Therefore, there is no cumulative effect adjustment at the beginning of the first period presented herein. Furthermore, there were no management fee revenues on closed-ended preferred shares recognized during the three months ended March 31, 2005 due to the fact that the total return to common shareholders did not exceed the dividend rate of the preferred shares during that period. Therefore, this change in accounting principle had no effect on the consolidated financial statements for the three months ended March 31, 2005. This policy change will result in a reduction of revenues of approximately $300,000 in the second quarter of 2005, $2.9 million in the third quarter of 2005 and a corresponding increase in revenues of $3.2 million in the fourth quarter of 2005. This change will have no effect on total revenues reported for 2005.

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