Form 10-Q
period 2006-06-30
GAMCO INVESTORS, INC. ET AL
filed 2006-08-08
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)                          ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2006

                                       or

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

Large accelerated filer       Accelerated filer  X    Non-accelerated filer
                       -----                   -----                       -----

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes        No   X
    -----     -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

               Class                           Outstanding at July 31, 2006
               -----                           ----------------------------
Class A Common Stock, .001 par value                     7,473,758
Class B Common Stock, .001 par value                    20,781,027

                                      INDEX
                                      -----

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES


PART I.        FINANCIAL INFORMATION
-------        ---------------------

Item 1.        Financial Statements (Unaudited)

               Condensed Consolidated Statements of Income:
               -    Three months ended June 30, 2006 and 2005
               -    Six months ended June 30, 2006 and 2005

               Condensed Consolidated Statements of Financial Condition:
               -    December 31, 2005 (Audited)
               -    June 30, 2006
               -    June 30, 2005

               Condensed Consolidated Statements of Stockholders' Equity and
                Comprehensive Income:
               -    Three months ended June 30, 2006 and 2005
               -    Six months ended June 30, 2006 and 2005


               Condensed Consolidated Statements of Cash Flows:
               -    Three months ended June 30, 2006 and 2005
               -    Six months ended June 30, 2006 and 2005

               Notes to Condensed Consolidated Financial Statements

Item 2.        Management's Discussion and Analysis of Financial Condition and
                Results of Operations (Including Quantitative and Qualitative Disclosure about Market Risk)

Item 4.        Controls and Procedures

PART II.       OTHER INFORMATION
--------       -----------------

Item 2.        Changes in Securities, Use of Proceeds and Issuer Purchases of
                Equity Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 6.        Exhibits


SIGNATURES

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (In thousands, except per share data)

                                                             Three Months Ended                Six Months Ended
                                                                   June 30,                        June 30,
                                                         ---------------------------      ---------------------------
                                                             2006         2005 (A)            2006         2005 (A)
                                                         ------------- -------------      ------------- -------------
Revenues
  Investment advisory and incentive fees                     $ 54,724      $ 52,088          $ 106,413     $ 106,019
  Commission revenue                                            2,722         2,574              6,173         5,039
  Distribution fees and other income                            5,351         4,908             10,786        10,043
                                                         ------------- -------------      ------------- -------------
     Total revenues                                            62,797        59,570            123,372       121,101
Expenses
  Compensation and related costs                               26,724        27,246             54,233        53,401
  Management fee                                                1,804         2,306              5,282         4,561
  Distribution costs                                            5,329         4,535             10,544        10,748
  Other operating expenses                                      7,713         6,000             15,104        12,754
  Reserve for settlement                                       11,900             -             11,900             -
                                                         ------------- -------------      ------------- -------------
     Total expenses                                            53,470        40,087             97,063        81,464

Operating income                                                9,327        19,483             26,309        39,637
Other income (expense)
  Net gain from investments                                     4,244           387             27,369           982
  Interest and dividend income                                  6,111         4,157             12,484         7,629
  Interest expense                                            (3,394)       (3,275)             (7,269)       (7,204)
                                                         ------------- -------------      ------------- -------------
     Total other income, net                                    6,961         1,269             32,584         1,407
                                                         ------------- -------------      ------------- -------------
Income before income taxes and minority interest               16,288        20,752             58,893        41,044

  Income tax provision                                          7,308         7,782             23,285        15,391
  Minority interest                                               108           107              7,458           108
                                                         ------------- -------------      ------------- -------------
    Net income                                                $ 8,872      $ 12,863           $ 28,150      $ 25,545
                                                         ============= =============      ============= =============
Net income per share:
  Basic                                                        $ 0.31        $ 0.43             $ 0.98        $ 0.86
                                                         ============= =============      ============= =============
  Diluted                                                      $ 0.31        $ 0.42             $ 0.97        $ 0.85
                                                         ============= =============      ============= =============
Weighted average shares outstanding:
  Basic                                                        28,507        30,079             28,842        29,821
                                                         ============= =============      ============= =============
  Diluted                                                      29,496        31,211             29,838        31,447
                                                         ============= =============      ============= =============

Dividends declared:                                            $ 0.03        $ 0.02             $ 0.06        $ 0.04
                                                         ============= =============      ============= =============

(A) As restated for the Change in Accounting Method for recognizing management fee revenues on closed-end preferred shares (See Note A in item 1 of this report on Form 10-Q).

See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except per share data)

                                                                        December 31,         June 30,          June 30,
                                                                            2005               2006            2005 (A)
                                                                      --------------------------------------------------
ASSETS                                                                                              (Unaudited)

Cash and cash equivalents, including restricted cash of
 $2,503, $730 and $1,508.                                                 $ 170,659         $ 116,852         $ 191,413
Investments in securities, including restricted securities of
 $52,219, $52,141 and $52,270.                                              401,216           447,464           366,664
Investments in partnerships and affiliates                                   91,971            89,380            85,716
Receivable from brokers                                                       8,545            39,490            24,274
Investment advisory fees receivable                                          22,260            24,574            16,310
Other assets                                                                 26,443            12,121            27,625
                                                                      --------------    --------------    --------------
     Total assets                                                         $ 721,094         $ 729,881         $ 712,002
                                                                      ==============    ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers                                                           $    4          $  2,037              $  1
Income taxes payable, including deferred taxes of $1,699, $4,323,
 and $296.                                                                   10,132             2,473             2,994
Compensation payable                                                         27,889            39,249            31,791
Capital lease obligation                                                      2,992             2,891             3,084
Securities sold, not yet purchased                                                -                 -             3,357
Accrued expenses and other liabilities                                       17,489            28,895            15,506
                                                                      --------------    --------------    --------------
     Total operating liabilities                                             58,506            75,545            56,733
                                                                      --------------    --------------    --------------
5.5% Senior notes (due May 15, 2013)                                        100,000           100,000           100,000
5% Convertible note (conversion price, $52.00 per share;
 note due August 14, 2011)                                                   50,000            50,000            50,000
5.22% Senior notes (due February 17, 2007)                                   82,308            82,308            82,308
                                                                      --------------    --------------    --------------
     Total liabilities                                                      290,814           307,853           289,041

Minority interest                                                             6,151            19,712             5,735

Stockholders' equity
Class A Common Stock, $0.001 par value; 100,000,000
 shares authorized; 9,648,339, 12,010,812 and 9,621,064
 issued, respectively; 6,414,517, 7,509,058 and 6,820,642
 outstanding, respectively                                                       10                10                10
Class B Common Stock, $0.001 par value; 100,000,000
 shares authorized; 23,128,500, 23,128,500 and 23,128,500
 issued, respectively; 23,128,500, 20,781,027 and 23,128,500
 outstanding, respectively                                                       23                23                23
Additional paid-in capital                                                  226,353           228,573           235,104
Retained earnings                                                           329,090           355,439           292,729
Accumulated comprehensive gain                                                  526             2,423             1,864
Treasury stock, at cost (3,233,822, 4,501,754 and 2,800,422
 shares, respectively)                                                     (131,873)        (184,152)         (112,504)
                                                                      --------------    --------------    --------------
     Total stockholders' equity                                             424,129           402,316           417,226
                                                                      --------------    --------------    --------------
Total liabilities and stockholders' equity                                $ 721,094         $ 729,881         $ 712,002
                                                                      ==============    ==============    ==============

(A) As restated for the Change in Accounting Method for recognizing management fee revenues on closed-end preferred shares (See Note A in item 1 of this report on Form 10-Q).

See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                    UNAUDITED
                                 (In thousands)

                                                                    Three Months Ended           Six Months Ended
                                                                          June 30,                   June 30,
                                                                 ------------------------    ------------------------
                                                                     2006       2005 (A)        2006        2005 (A)
                                                                 ----------    ----------    ----------    ----------

Stockholders' equity -- beginning of period                      $ 410,991     $ 417,445     $ 424,129     $ 334,878
Comprehensive income:
  Net income                                                         8,872        12,863        28,150        25,545
  Foreign currency translation adjustments                           (128)          (16)          (53)            34
  Net unrealized (loss) gain on securities available for sale        (588)           741         1,867         1,883
                                                                 ----------    ----------    ----------    ----------
Comprehensive income                                                 8,156        13,588        29,964        27,462

Dividends declared                                                   (851)         (599)       (1,718)       (1,334)
Stock option expense                                                    14         2,275            20         2,760
Proceeds from settlement of purchase contracts                           -             -             -        70,567
Excess tax benefit for exercised stock options                       1,782             -         1,782             -
Exercise of stock options including tax benefit                        137           304           418           740
Capitalized costs                                                        -          (15)             -          (15)
Purchase of treasury stock                                        (17,913)      (15,772)      (52,279)      (17,832)
                                                                 ----------    ----------    ----------    ----------
Stockholders' equity -- end of period                            $ 402,316     $ 417,226     $ 402,316     $ 417,226
                                                                 ==========    ==========    ==========    ==========

(A) As restated for the Change in Accounting Method for recognizing management fee revenues on closed-end preferred shares (See Note A in item 1 of this report on Form 10-Q).

See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                                 Three Months Ended          Six Months Ended
                                                                                      June 30,                   June 30,
                                                                             ---------------------------------------------------
                                                                                 2006        2005 (A)      2006        2005 (A)
                                                                             ------------ ------------ ------------ ------------
Operating activities
Net income                                                                       $ 8,872     $ 12,863     $ 28,150     $ 25,545
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
Equity in gains from partnerships and affiliates                                 (1,021)        (538)      (4,946)      (2,696)
Depreciation and amortization                                                        220          237          444          471
Stock-based compensation expense                                                      14        2,275           20        2,760
Tax benefit from exercise of stock options                                            21           52           87          154
Foreign currency loss                                                                 30          (9)           30          202
Other-than-temporary loss on available for sale securities                            56          122           56        3,301
Impairment of goodwill                                                                 -            -            -        1,127
Minority interest in net income of consolidated subsidiaries                          75          107          362          108
Realized gains on sales of available for sale securities, net                          -            -        (442)            -
Realized gains on sales of investments in securities, net                        (2,704)        (534)      (9,152)      (1,767)
Change in unrealized value of investments in securities, net                     (2,493)      (1,128)      (2,589)      (3,562)
Excess tax benefit adjustment                                                      1,782            -        1,782            -
(Increase) decrease in operating assets:
   Purchases of investments in securities                                      (203,842)    (147,495)    (450,832)    (535,101)
   Proceeds from sales of investments in securities                              166,816       70,231      451,032      473,392
   Receivables from affiliates                                                     2,277        (497)        5,439          580
   Investments in partnerships and affiliates                                    (7,833)      (4,126)     (10,059)     (10,683)
   Distributions from partnerships and affiliates                                  7,075        4,248        7,923       17,002
   Investment advisory fees receivable                                               655        6,189        6,304       10,257
   Receivable from brokers                                                        37,151        (656)     (27,005)     (18,736)
   Other assets                                                                      842          532         (31)      (1,731)
Increase (decrease) in operating liabilities:
   Payable to brokers                                                                190            -          186        (301)
   Income taxes payable                                                         (12,110)      (5,511)      (8,851)      (6,657)
   Compensation payable                                                            2,645      (2,156)       11,029        3,809
   Accrued expenses and other liabilities                                         10,307      (3,500)       10,417      (2,279)
Effects of consolidation of investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5:
   Realized gains on sales of investments in securities and securities
    sold short, net                                                                (163)            -     (12,001)            -

   Change in unrealized value of investments in securities and securities
    sold short, net                                                              (2,942)            -      (4,782)            -
   Purchases of investments in securities and securities sold short              (9,218)            -    (648,099)            -
   Proceeds from sales of investments in securities and securities sold short      9,517            -      628,428            -

   Investment advisory fees receivable                                            10,897            -           98            -
   Increase in receivable from brokers                                           (9,757)            -      (9,757)            -
   Decrease in other assets                                                         (21)            -          387            -
   Increase in payable to brokers                                                  1,847            -        7,630            -
   Decrease in accrued expenses and other liabilities                            (1,892)            -     (12,992)            -
   Income related to investment partnerships and offshore funds consolidated
    under FIN 46R and EITF 04-5, net                                                 207            -       14,637            -
Total adjustments                                                                (1,369)     (82,157)     (55,247)     (70,350)
                                                                             ------------ ------------ ------------ ------------
Net cash provided by (used in) operating activities                                7,500     (69,294)     (27,097)     (44,805)
                                                                             ------------ ------------ ------------ ------------

                                                 GAMCO INVESTORS, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                UNAUDITED
                                                             (In thousands)

                                                                             Three Months Ended           Six Months Ended
                                                                                  June 30,                    June 30,
                                                                         ------------------------------------------------------
                                                                             2006          2005          2006          2005
                                                                         ------------  ------------  ------------  ------------
Investing activities
Purchases of available for sale securities                                     (247)       (1,016)       (3,253)       (4,960)
Proceeds from sales of available for sale securities                               -             -         1,486             -
                                                                         ------------  ------------  ------------  ------------
Net cash used in investing activities                                          (247)       (1,016)       (1,767)       (4,960)
                                                                         ------------  ------------  ------------  ------------
Financing activities
Dividend paid to minority stockholders of subsidiary                               -         (544)             -         (544)
Contributions related to investment partnerships and offshore funds
 consolidated under FIN 46R and EITF 04-5, net                                 1,537             -        27,236             -
Proceeds from exercise of stock options                                          116           253           332           586
Repurchase of 5% convertible note                                                  -      (50,000)             -      (50,000)
Dividends paid                                                                 (851)         (599)       (1,718)      (18,636)
Proceeds from settlement of purchase contracts                                     -           (1)             -        70,567
Capitalized costs                                                                  -          (15)             -          (15)
Purchase of treasury stock                                                  (17,913)      (15,772)      (52,279)      (17,832)
                                                                         ------------  ------------  ------------  ------------
Net cash used in financing activities                                       (17,111)      (66,678)      (26,429)      (15,874)
                                                                         ------------  ------------  ------------  ------------
Net decrease in cash and cash equivalents                                    (9,858)     (136,988)      (55,293)      (65,639)
Net increase in cash from partnerships and offshore funds consolidated
 under FIN 46R and EITF 04-5                                                       -             -         1,550             -
Effect of exchange rates on cash and cash equivalents                          (132)          (27)          (64)          (44)
Cash and cash equivalents at beginning of period                             126,842       328,428       170,659       257,096
                                                                         ------------  ------------  ------------  ------------
Cash and cash equivalents at end of period                                  $116,852      $191,413      $116,852      $191,413
                                                                         ============  ============  ============  ============

(A) As restated for the Change in Accounting Method for recognizing management fee revenues on closed-end preferred shares (See Note A in item 1 of this report on Form 10-Q).

See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

Changes in Accounting Policy

     GAMCO has voluntarily changed its accounting method for recognizing management fee revenues on closed-end preferred shares effective January 1, 2006. GAMCO, unlike most investment advisors that use leverage, does not earn a fee on assets from the leverage until the return on assets exceeds the cost of capital. GAMCO recognized these revenues during each interim reporting period if and when the total return to common shareholders of the closed-end fund exceeded the dividend rate of the preferred shares. Under this method, management fee revenues recognized in prior interim periods during the measurement period were subject to possible reversal in subsequent periods during that measurement period.

     After considering the guidance provided in EITF D-96, "Accounting for Management Fees Based on a Formula", GAMCO believes that the preferable method of accounting is to recognize management fee revenues on closed-end preferred shares (which fees are only earned if the annual performance of the fund exceeds the cost to the fund of the preferred shares) at the end of the measurement period, which is currently the end of each calendar year for all closed-end funds. This method results in revenue recognition only when the measurement period has been completed and when the management fees have been earned. This eliminates the possibility of revenues that have been recognized in interim measurement periods subsequently being reversed in later periods during a fiscal year.

     Under SFAS No. 154, which GAMCO adopted on January 1, 2006, this voluntary change in accounting principle requires retrospective application to each period presented as if the different accounting principle had always been used and requires an adjustment at the beginning of the first period presented for the cumulative effect of the change to the new accounting principle. Because full year results are equivalent under both the old and new accounting methods, only interim periods during a year are affected by the change. Therefore, there is no cumulative effect adjustment at the beginning of the first period presented herein. This policy change resulted in a restatement to reduce 2005 revenues of approximately $0.3 million, or $0.01 per fully diluted share, in the second quarter, $2.9 million, or approximately $0.03 per fully diluted share, in the third quarter and a corresponding increase in revenues of $3.2 million, or approximately $0.03 per fully diluted share, in the fourth quarter. This change will have no effect on total revenues or net income reported in 2005.

                                                            Quarter Ended (a)

                            March 31, 2005       June 30, 2005      September 30, 2005    December 31, 2005
                         -------------------- -------------------- -------------------- --------------------
Revenue   Reported          $61.5 million        $59.8 million        $66.2 million         $64.8 million
          Restated          $61.5 million        $59.6 million        $63.3 million         $68.0 million
          Change                  -             ($0.3) million        ($2.9) million        $ 3.2 million
EPS       Reported              $0.42                $0.43                $0.64                 $0.61
          Restated              $0.42                $0.42                $0.61                 $0.64
          Change                  -                 ($0.01)              ($0.03)                $0.03

(a) Differences due to rounding

Recent Accounting Developments

     In February 2006, the FASB issued FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140," that amends FASB Statements No. 133 "Accounting for Derivative Instruments and Hedging Activities," and No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principle-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement 155 does not permit prior period restatement. The Statement is effective for all financial instruments acquired or issued after the beginning of an entity's second fiscal year that begins after September 15, 2006. The Company plans to adopt this Statement on January 1, 2007. The adoption is not expected to have a material impact on the Company's future consolidated financial statements.

     In March 2006, the FASB issued FASB Statement No. 156, "Accounting for Servicing of Financial Assets," which amends FASB Statements No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement permits an entity to choose either the amortization method or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. The Statement is effective as of the beginning of an entity's second fiscal year that begins after September 15, 2006. The Company plans to adopt this Statement on January 1, 2007. The adoption is not expected to have a material impact on the Company's future consolidated financial statements.

     In April 2006, the FASB issued FSP FIN 46R-6 "Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)." The FSP addresses certain major implementation issues related to FIN 46R, specifically how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The FSP is effective as of the beginning of the second day of the second reporting period beginning after June 15, 2006. The Company plans to adopt this Statement on January 1, 2007. The adoption is not expected to have a material impact on the Company's future consolidated financial statements.

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" which is an interpretation of FASB Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expect to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this Statement on January 1, 2007. The adoption is not expected to have a material impact on the Company's future consolidated financial statements.

B. Investment in Securities

     Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments in Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities and with maturities of three months or less at time of purchase are classified as cash and cash equivalents. A substantial portion of Investments in Securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities. Trading securities are stated at fair value, with any unrealized gains or losses, net of deferred taxes, reported in current period earnings. Available for sale ("AFS") investments are stated at fair value, with any unrealized gains or losses, net of deferred taxes, reported as a component of stockholders' equity except for losses deemed to be other than temporary which are recorded as realized losses in the statement of income.

     For the three and six month periods ended June 30, 2006, there were $0.1 million in losses on AFS securities deemed to be other than temporary which were recorded in the statement of income. For the three and six month periods ended June 30, 2005, there were $0.1 million in losses and $3.3 million in losses, respectively, on AFS securities deemed to be other than temporary which were recorded in the statement of income.

     The losses related to AFS securities in the six month period ended June 30, 2005 were partially offset by gains related to our $100,000 venture capital investment in optionsXpress Holdings, Inc. (Nasdaq: OXPS) made in 2001 through our 92% owned subsidiary, Gabelli Securities, Inc. OXPS completed its initial public offering during the first quarter of 2005. We recorded a total gain of $2.1 million on OXPS for the first six months of 2005. For the six month period ended June 30, 2006, we recorded a gain of $0.5 million on OXPS.

     At June 30, 2006 and June 30, 2005, the market value of investments available for sale was $86.7 million and $80.9 million, respectively. An unrealized gain in market value, net of management fee and taxes, of $2.4 million and $1.9 million has been included in stockholders' equity for June 30, 2006 and June 30, 2005, respectively. The unrealized gain in the six month period ended June 30, 2005 included an increase of $1.9 million, net of management fee and taxes, from the write down of available for sale securities when these losses were reclassified from comprehensive loss within stockholders' equity to current period statement of income for the six months ended June 30, 2005.

     There were no sales of investments available for sale for the three month period ended June 30, 2006 or for the three and six month periods ended March 31, 2005 and June 30, 2005. Proceeds from sales of investments available for sale were approximately $1.5 million for the six month period ended June 30, 2006.

C. Investments in Partnerships and Affiliates

     Beginning January 1, 2006, the provisions of FASB Interpretation No. 46R ("FIN 46R") and Emerging Issue Task Force 04-5 ("EITF 04-5") require consolidation of the majority of our investment partnerships and offshore funds managed by our subsidiaries into our consolidated financial statements. However, since we amended the agreements of certain investment partnerships and an offshore fund on March 31, 2006, FIN46R and EITF 04-5 only required us to consolidate these entities on our income statement and statement of cash flows for the first quarter 2006. We were not required to consolidate these entities on our balance sheet at March 31, 2006. In addition, these partnerships and offshore funds, for which the agreements were amended, are not required to be consolidated within our statement of income and statement of cash flows or on our balance sheet in the second quarter or future periods. However, for the six months ended June 30, 2006, the consolidation of these entities for the first quarter 2006 does affect the classification of income between operating and other income. As a result, we have provided our results for the six month period through June 30, 2006 before adjusting for FIN46R and EITF 04-5 as we believe this basis is comparable to our reported results for the six months ended June 30, 2005.

     We consolidated four other investment partnerships and two offshore funds in which we have a direct or indirect controlling financial interest as of and for the three and six months ended June 30, 2006. These entities have been consolidated within our financial statements for the three and six month periods ended June 30, 2006 and will continue to be consolidated in future periods as long as we continue to maintain a direct or indirect controlling financial interest. In addition to minor FIN 46R and EITF 04-5 adjustments to the statement of income and statement of cash flows for the three and six month periods ended June 30, 2006 related to these entities, the consolidation of these entities also resulted in minor adjustments to our statement of financial condition at June 30, 2006. The consolidation of these entities on the statement of financial condition has increased assets by $16.0 million, liabilities by $2.8 million and minority interest by $13.2 million. Prior to consolidation of these entities, our investments in these entities were reflected within Investments in partnerships and affiliates on the statement of financial condition and accounted for under the equity method.

     For the three and six months ended June 30, 2006, the consolidation of these entities had no impact on net income but did result in (a) the elimination of revenues and expenses which are now intercompany transactions; (b) the recording of all the partnerships' operating expenses of these entities including those pertaining to third-party interests; (c) the recording of all other income of these entities including those pertaining to third-party interests; (d) recording of income tax expense of these entities including those pertaining to third party interests and (e) the recording of minority interest which offsets the net amount of any of the partnerships' revenues, operating expenses, other income and income taxes recorded in these respective line items which pertain to third-party interest in these entities. While this had no impact on net income, the consolidation of these entities does affect the classification of income between operating and other income.

D. Earnings Per Share

   The computations of basic and diluted net income per share are as follows:

                                                   Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,
(in thousands, except per share amounts)          2006             2005*           2006           2005*
                                               -----------     -----------     -----------     -----------
Basic:
Net income                                     $    8,872      $   12,863      $   28,150      $   25,545
                                               ===========     ===========     ===========     ===========
Average shares outstanding                         28,507          30,079          28,842          29,821
                                               ===========     ===========     ===========     ===========
Basic net income per share                     $     0.31      $     0.43      $     0.98      $     0.86
                                               ===========     ===========     ===========     ===========

Diluted:
Net income                                     $    8,872      $   12,863      $   28,150      $   25,545
Add interest expense on 5% convertible note,
 net of management fee and taxes                      351             352             703           1,055
                                               -----------     -----------     -----------     -----------
Total                                          $    9,223      $   13,215      $   28,853      $   26,600
                                               ===========     ===========     ===========     ===========

Average shares outstanding                         28,507          30,079          28,842          29,821
Dilutive stock options                                 27             171              34             186
Assumed conversion of 5% convertible note             962             961             962           1,440
                                               -----------     -----------     -----------     -----------
Total                                              29,496          31,211          29,838          31,447
                                               ===========     ===========     ===========     ===========
Diluted net income per share                   $     0.31      $     0.42      $     0.97      $     0.85
                                               ===========     ===========     ===========     ===========

* As restated for the Change in Accounting Method for recognizing management fee revenues on closed-end preferred shares (See Note A in item 1 of this report on Form 10-Q).

E. Stockholders' Equity

     Shares outstanding on June 30, 2006 were 28,290,085, approximately 1.7% lower than the March 31, 2006 outstanding shares of 28,774,485, and approximately 5.5% below the 29,949,142 shares outstanding on June 30, 2005. Fully diluted shares outstanding for the second quarter of 2006 were 29,495,759 approximately 2.3% lower than first quarter 2006 fully diluted shares of 30,185,312 and approximately 5.5% lower than our fully diluted shares of 31,211,347 for the second quarter 2005.

     In June 2006, the holders of 2,347,473 Class B shares exchanged their Class B shares for an equal number of Class A shares. The 2,347,473 Class A shares are currently unregistered with Securities and Exchange Commission ("SEC") and GAMCO intends to file a registration statement for the Class A shares with the SEC in the near future. 2,071,635 of these Class A shares are subject to a lockup period of two years, beginning on the date of registration of the shares with the SEC. On the first day of every month during the lockup period, one-twenty fourth (1/24th) of these 2,071,635 Class A shares are freed from the lockup restrictions and thereafter may be sold in the public markets or otherwise disposed of. As of June 30, 2006, there were 7,509,058 of Class A shares outstanding compared to 5,645,985 shares outstanding at March 31, 2006.

     On May 8, 2006, the Board of Directors declared a quarterly dividend of $0.03 per share that was paid on June 28, 2006 to shareholders of record on June 15, 2006.

Stock Award and Incentive Plan

     Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 in accordance with the transition and disclosure provisions under SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure."

     We adopted SFAS 123 (R) on January 1, 2005. In light of our modified prospective adoption of the fair value recognition provisions of SFAS 123 (R) for all grants of employee stock options, the adoption of SFAS 123 (R) did not have a material impact on our consolidated financial statements. During June 2005, we announced that our Board of Directors approved the accelerated vesting of all unvested stock options. In accordance with Statement of Financial Accounting Standards ("SFAS") 123(R), the acceleration of vesting resulted in the recognition of approximately $1.8 million of incremental compensation expense during the second quarter 2005. For the three months ended June 30, 2006, we recognized a tax benefit from previously exercised stock options of $1.8 million. For the three months ended June 30, 2006 and 2005, we recognized stock-based compensation expense of approximately $14,000 and $2.3 million, respectively. For the six months ended June 30, 2006 and 2005, we recognized stock-based compensation expense of approximately $20,000 and $2.3 million, respectively. The total compensation costs related to non-vested awards not yet recognized is approximately $0.2 million. This will be recognized as expense in the following periods:

      Remainder
        of 2006        2007          2008          2009          2010
      ---------     ---------     ---------     ---------     ---------
       $33,000       $67,000       $62,000       $20,000        $2,000

     Proceeds from the exercise of 5,000 and 8,750 stock options were approximately $133,000 and $253,000 for the three months ended June 30, 2006 and 2005, respectively, resulting in a tax benefit to GAMCO of $21,000 and $52,000 for the three months ended June 30, 2006 and 2005, respectively. Proceeds from the exercise of 15,000 and 22,225 stock options were approximately $348,000 and $586,000 for the six months ended June 30, 2006 and 2005, respectively, resulting in a tax benefit to GAMCO of $87,000 and $154,000 for the three months ended June 30, 2006 and 2005, respectively.

Stock Repurchase Program

     Our stock buyback program was initiated in March 1999. In the second quarter of 2006, we repurchased 489,400 shares at an average investment of $36.58. In May 2006, our Board of Directors authorized an additional 400,000 shares to be repurchased bringing the total amount of shares currently available to be repurchased under the program to approximately 714,000 shares at June 30, 2006. In the period since our buyback program was initiated, 4,602,558 class A common shares have been repurchased through June 30, 2006 at an average investment of $39.52 per share.

F. Debt

     In May 2006, the SEC declared effective the Company's $400 million "shelf" registration statement on Form S-3. This provides us flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount of $520 million, which includes the remaining $120 million available under our shelf registration filed in 2001.

     In June 2006, GAMCO and Cascade Investments L.L.C. ("Cascade") agreed to amend the terms of the $50 million convertible note maturing in August 2011. The rate on the note will increase from 5% to 6% while the conversion price will be raised to $53 per share from $52 per share, in each case effective September 15, 2006. In addition, the exercise date of Cascade's put option was extended to May 15, 2007, the expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving GAMCO the right to redeem the note at 101% of its principle amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions.

G. Goodwill

     In accordance with SFAS 142 "Accounting for Goodwill and Other Intangible Assets," we assess the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant. There was no impairment charge recorded for the three month or six month periods ended June 30, 2006. During the first quarter of 2005, assets under management for our fixed income business decreased approximately 42% from the beginning of the year, triggering under our accounting policies the need to reassess goodwill for this 80% owned subsidiary. Using a present value cash flow method, we reassessed the recoverability of goodwill for this entity and determined that the value of the entity no longer justified the amount of goodwill. Accordingly, we recorded a charge of $1.1 million during the first quarter of 2005 for the impairment of goodwill that represented the entire amount of goodwill for this entity. At June 30, 2006, there remains $3.5 million, included in other assets, of goodwill related to our 92% owned subsidiary, Gabelli Securities, Inc.

H. Other Matters

     Since September 2003, GAMCO and certain of its subsidiaries have been cooperating with inquiries from the N.Y. Attorney General's office and the SEC by providing documents and testimony regarding certain mutual fund share trading practices. In June 2006, we began discussions with the SEC for a potential resolution of their inquiry. As a result of these discussions, GAMCO recorded a reserve against earnings of approximately $12 million. Since these discussions are ongoing, we cannot determine at this time whether they will ultimately result in a settlement of this matter, whether our reserves will be sufficient to cover any payments by GAMCO related to such a settlement, or whether and to what extent insurance may cover such payments.

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), which provides accounting and disclosure requirements for certain guarantees. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We indemnify our clearing brokers for losses they may sustain from the customer accounts introduced by our broker-dealer subsidiaries. In accordance with NYSE rules, customer balances are typically collateralized by customer securities or supported by other recourse provisions. In addition, we further limit margin balances to a maximum of 25% versus 50% permitted under Regulation T of the Federal Reserve Board and exchange regulations. At June 30, 2006 and June 30, 2005, the total amount of customer balances subject to indemnification (i.e. margin debits) was immaterial. The Company also has entered into arrangements with various other third parties which provide for indemnification against losses, costs, claims and liabilities arising from the performance of their obligations under our agreement, except for gross negligence or bad faith. The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote. Utilizing the methodology in FIN 45, our estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the financial statements.

I. Subsequent Events

     From July 1 through July 31, 2006, we repurchased 45,800 shares of our class A common stock, under the Stock Repurchase Program, at an average investment of $34.31 per share.

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

     Assets Under Management (AUM) were $26.8 billion as of June 30, 2006, 3.1% lower than March 31, 2006 and June 30, 2005 AUM of $27.6 billion. Equity assets under management were $25.9 billion on June 30, 2006, down 3.4% from March 31, 2006 equity assets of $26.8 billion, and down 2.4% from $26.5 billion on June 30, 2005. Our equity open-end funds and closed-end funds stood at $13.1 billion in AUM on June 30, 2006, 4.6% higher than the $12.5 billion on June 30, 2005, but 3.0% below the $13.5 billion level on March 31, 2006. Our institutional and high net worth business had AUM of $12.3 billion in separately managed equity accounts on June 30, 2006, 2.9% lower than the $12.6 billion on March 31, 2006, and 7.0% under the $13.2 billion on June 30, 2005. AUM in our investment partnerships were $536 million versus $681 million on March 31, 2006 and $831 million on June 30, 2005. Fixed income AUM, primarily money market mutual funds, totaled $918 million on June 30, 2006, up 6% from the March 31, 2006 assets of $866 million, and 18% lower than fixed income AUM of $1.1 billion on June 30, 2005, principally due to the closing of the Treasurer's Fund in the fourth quarter of 2005.

Assets Under Management

            The company reported assets under management as follows:

Table I:
                                                         Assets Under Management (in millions)
                                                         -------------------------------------
                                                                 June 30
                                                         -----------------------        %
                                                            2005         2006      Inc. (Dec.)
                                                         ---------     ---------   -----------
Mutual Funds:
   Equities
      Open end                                            $ 7,798       $ 7,796        (0.0)%

      Closed-end                                            4,684         5,258         12.3
   Fixed Income                                               852           863          1.3
                                                         ---------     ---------
Total Mutual Funds                                         13,334        13,917          4.4
                                                         ---------     ---------
Institutional & High Net Worth Separate Accounts:
   Equities                                                13,189        12,270         (7.0)
   Fixed Income                                               269            55        (79.6)
                                                         ---------     ---------
Total Institutional & High Net Worth Separate Accounts     13,458        12,325         (8.4)
                                                         ---------     ---------
Investment Partnerships                                       831           536        (35.5)
                                                         ---------     ---------
Total Assets Under Management                            $ 27,623      $ 26,778         (3.1)
                                                         =========     =========

   Equities                                              $ 26,502      $ 25,860         (2.4)
   Fixed Income                                             1,121           918        (18.1)
                                                         ---------     ---------
Total Assets Under Management                            $ 27,623      $ 26,778         (3.1)
                                                         =========     =========

Table II:                                            Fund Flows - 2nd Quarter 2006 (in millions)

                                                                                                 Market
                                                   March 31,               Net            Appreciation /          June 30,
                                                     2006               Cash Flows        (Depreciation)            2006
                                               ----------------     ----------------     ----------------     ----------------
Mutual Funds:
   Equities                                       $ 13,460               ($411)                 $ 5              $ 13,054
   Fixed Income                                        807                  43                   13                   863
                                               ----------------     ----------------     ----------------     ----------------
Total Mutual Funds                                  14,267                (368)                  18                13,917
                                               ----------------     ----------------     ----------------     ----------------
Institutional & HNW Separate Accounts
   Equities                                         12,639                (376)                   7                12,270
   Fixed Income                                         59                  (5)                   1                    55
                                               ----------------     ----------------     ----------------     ----------------

Total Institutional & HNW Separate Accounts         12,698                (381)                   8                12,325
                                               ----------------     ----------------     ----------------     ----------------

Investment Partnerships                                681                (155)                  10                   536
                                               ----------------     ----------------     ----------------     ----------------
Total Assets Under Management                     $ 27,646               ($904)                 $36              $ 26,778
                                               ================     ================     ================     ================

                                                                Assets Under Management (in millions)
                                          --------------------------------------------------------------------------------
Table III:
                                                                                                     % Increase/(decrease)
                                             6/05        9/05       12/05       3/06        6/06       3/06          6/05
                                          ---------   ---------   ---------   ---------   ---------   -------      -------
Mutual Funds
   Open end                                 $7,798      $7,959      $7,888      $8,176      $7,796     (4.6)%        (0.0)%
   Closed-end                                4,684       4,851       5,075       5,284       5,258     (0.5)         12.3
   Fixed income                                852         796         735         807         863      6.9           1.3
                                          ---------   ---------   ---------   ---------   ---------
Total Mutual Funds                          13,334      13,606      13,698      14,267      13,917     (2.5)          4.4
                                          ---------   ---------   ---------   ---------   ---------
Institutional & HNW Separate
 Accounts:
   Equities                                 13,189      13,129      12,382      12,639      12,270     (2.9)         (7.0)
   Fixed Income                                269         158          84          59          55     (6.8)        (79.6)
                                          ---------   ---------   ---------   ---------   ---------
Total Institutional & HNW Separate
 Accounts                                   13,458      13,287      12,466      12,698      12,325     (2.9)         (8.4)
                                          ---------   ---------   ---------   ---------   ---------
Investment Partnerships                        831         745         634         681         536    (21.3)        (35.5)
                                          ---------   ---------   ---------   ---------   ---------
Total Assets Under Management             $ 27,623    $ 27,638    $ 26,798    $ 27,646    $ 26,778     (3.1)         (3.1)
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

     As part of our review, hundreds of documents were examined and approximately fifteen individuals were interviewed. We have found no evidence that any employee participated in or facilitated any "late trading". We also have found no evidence of any improper trading in our mutual funds by our investment professionals or senior executives. As we previously reported, we did find that in August of 2002, we banned an account, which had been engaging in frequent trading in our Global Growth Fund (the prospectus of which did not impose limits on frequent trading) and which had made a small investment in one of our hedge funds, from further transactions with our firm. Certain other investors had been banned prior to that. We also found that certain discussions took place in 2002 and 2003 between GAMCO's staff and personnel of an investment advisor regarding possible frequent trading in certain Gabelli domestic equity funds. In June 2006, we began discussions with the SEC for a potential resolution of their inquiry. As a result of these discussions, GAMCO recorded a reserve against earnings of approximately $12 million. Since these discussions are ongoing, we cannot determine at this time whether they will ultimately result in a settlement of this matter, whether our reserves will be sufficient to cover any payments by GAMCO related to such a settlement, or whether and to what extent insurance may cover such payments.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared To Three Months Ended June 30, 2005

Consolidated Results -- Three Months Ended June 30:

                (Unaudited; in thousands, except per share data)
                ------------------------------------------------

                                                    2006    2005 (a)   2005 (b)
                                                 ---------  ---------  ---------
Revenues
  Investment advisory and incentive fees         $ 54,724   $ 52,088   $ 52,359
  Commission revenue                                2,722      2,574      2,574
  Distribution fees and other income                5,351      4,908      4,908
                                                 ---------  ---------  ---------
    Total revenues                                 62,797     59,570     59,841
Expenses
  Compensation and related costs                   26,724     27,246     27,353
  Management fee                                    1,804      2,306      2,322
  Distribution costs                                5,329      4,535      4,535
  Reserve for settlement                           11,900          -          -
  Other operating expenses                          7,713      6,000      6,000
                                                 ---------  ---------  ---------
    Total expenses                                 53,470     40,087     40,210
                                                 ---------  ---------  ---------
Operating income                                    9,327     19,483     19,631
Other income (expense)
Net gain from investments                           4,244        387        387
Interest and dividend income                        6,111      4,157      4,157
Interest expense                                   (3,394)    (3,275)    (3,275)
                                                 ---------  ---------  ---------
Total other income (expense), net                   6,961      1,269      1,269
                                                 ---------  ---------  ---------
Income before taxes and minority interest          16,288     20,752     20,900
Income tax provision                                7,308      7,782      7,838
Minority interest                                     108        107        107
                                                 ---------  ---------  ---------
Net income                                        $ 8,872   $ 12,863   $ 12,955
                                                 =========  =========  =========
Net income per share:
  Basic                                           $  0.31    $  0.43    $  0.43
                                                 =========  =========  =========
  Diluted                                         $  0.31    $  0.42    $  0.43
                                                 =========  =========  =========

Reconciliation of Net income to Adjusted EBITDA:

Net income                                        $ 8,872   $ 12,863   $ 12,955
Interest Expense                                    3,394      3,275      3,275
Income tax provision and minority interest          7,416      7,889      7,945
Depreciation and amortization                         220        237        237
                                                 ---------  ---------  ---------
Adjusted EBITDA(c)                               $ 19,902   $ 24,264   $ 24,412
                                                 ---------  ---------  ---------

(a) As restated for the Change in Accounting Method for recognizing management fee revenues on closed-end preferred shares (See Note A in item 1 of this report on Form 10-Q).

(b)  As originally reported during the quarter ended June 30, 2005.

(c) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and minority interest. Adjusted EBITDA is a Non-GAAP measure and should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States nor should it be considered as an indicator of our overall financial performance. We use Adjusted EBITDA as a supplemental measure of performance as we believe it gives investors a more complete understanding of our operating results before the impact of investing and financing activities as a tool for determining the private market value of an enterprise.

     Total revenues were $62.8 million in the second quarter of 2006 up $3.2 million or 5.4% from total revenues of $59.6 million reported in the second quarter of 2005

     For the second quarter of 2006, investment advisory fees were $54.7 million, an increase of 5.1% from the $52.1 million generated in the second quarter of 2005. Our closed-end funds revenues increased 17.0% to $10.8 million for the second quarter 2006, up from $9.2 million in the prior year's period. The increase was due to increased AUM within our closed-end funds from $4.7 billion as of second quarter 2005 to $5.3 billion as of second quarter 2006. Open-end mutual funds revenues rose 3.4% to $20.2 million from $19.5 million in the 2005 period. Institutional and high net worth separate accounts revenues increased 2.2% to $20.7 million, up from the $20.3 million reported in 2005. The 2006 period includes the recognition of $2.4 million in performance based fulcrum fees not in the year ago quarter. Investment Partnership revenues were $3.1 million, level with the prior year's period.

     Commission revenues from our institutional research affiliate, Gabelli & Company, Inc., were $2.7 million in the second quarter 2006, up 5.7% from the prior year's comparable period, attributable to increased trading volume offset by lower commissions per trade.

     Mutual fund distribution fees and other income were $5.4 million for the second quarter 2006, 9.0% higher than the $4.9 million reported in the 2005 period. The increase is due to higher distribution fees of $5.1 million for second quarter 2006 versus $4.7 million for second quarter 2005, principally as a result of higher average assets under management.

     Operating margin, before management fee, decreased to 17.7% for the second quarter 2006 from 36.6% in the prior year's quarter primarily due to a reserve against earnings taken in the second quarter 2006 as further described below. Excluding the reserve, the operating margin for the second quarter 2006 was 36.7%.

     Expenses not directly tied to revenues were $25.2 million, an increase from the $12.9 million recorded in the second quarter of 2005. The increase was primarily due to a reserve against earnings of approximately $12 million in the second quarter 2006 relating to the potential resolution of a regulatory inquiry. Excluding the reserve, expenses not directly tied to revenues were approximately $13 million. Since September 2003, GAMCO and certain of its subsidiaries have been cooperating with inquiries from the N.Y. Attorney General's office and the SEC by providing documents and testimony regarding certain mutual fund share trading practices. In June 2006, we began discussions with the SEC for a potential resolution of their inquiry. As a result of these discussions, GAMCO recorded the reserve. Since these discussions are ongoing, we cannot determine at this time whether they will ultimately result in a settlement of this matter, whether our reserves will be sufficient to cover any payments by GAMCO related to such a settlement, or whether and to what extent insurance may cover such payments.

     Total other income, net of interest expense, rose to $7.0 million for the second quarter 2006 from $1.3 million in the 2005 period. The majority of this increase was attributable to higher net gains from investments as well as higher interest income due to higher interest rates as compared to the prior year period. In 2005, we recorded gains from our investment in optionsXpress (Nasdaq:
OXPS) of: $0.03 per fully diluted share in the first quarter, $0.00 per fully diluted share in the second quarter, $0.05 per fully diluted share in the third quarter, and $0.01 per fully diluted share in the fourth quarter. For 2006, we recorded $0.01 per fully diluted share in the first quarter and six months ended June 30, 2006.

     For the second quarter 2006, interest expense was $3.4 million versus $3.3 million in the prior year's period.

     Management fee was $1.8 million for the three months ended June 30, 2006, versus $2.3 million for the comparable 2005 period. The decrease is due to lower operating income before management fee, income taxes, and minority interest of $18.1 million for second quarter 2006 as compared to $23.1 million for second quarter 2005.

     The effective tax rate for the quarter ended June 30, 2006, excluding the reserve, remained at 37.5%, the same as the prior year period.

Six Months Ended June 30, 2006 Compared To Six Months Ended June 30, 2005

To provide a better understanding of core results and trends, GAMCO has provided our results before adjusting for FASB Interpretation No. 46R ("FIN 46R") and Emerging Issue Task Force 04-5 ("EITF 04-5"). These results are not presented in accordance with generally accepted accounting principles ("GAAP") in the United States. A reconciliation of these non-GAAP financial measures to results presented in accordance with GAAP is presented herein. See Note A in item 1C, "Investments in Partnerships and Affiliates", of this report on Form 10-Q for a discussion of FIN 46 and EITF 04-5.

Consolidated Results -- Six Months Ended June 30:

                (Unaudited; in thousands, except per share data)
                ------------------------------------------------

                                                        2005                    Adjustments
                                                    Restated (a)    2006 (b)         (c)        2006 (d)
                                                    ------------  ------------  ------------  ------------
Revenues
  Investment advisory and incentive fees               $106,019      $109,429      ($ 3,016)     $106,413
  Commission revenue                                      5,039         6,173             -         6,173
  Distribution fees and other income                     10,043        10,786             -        10,786
                                                    ------------  ------------  ------------  ------------
     Total revenues                                     121,101       126,388        (3,016)      123,372

Expenses
  Compensation and related costs                         53,401        54,233             -        54,233
  Management fee                                          4,561         5,282             -         5,282
  Distribution costs                                     10,748        10,544             -        10,544
  Reserve for settlement                                      -        11,900             -        11,900
  Other operating expenses                               12,754        14,915           189        15,104
                                                    ------------  ------------  ------------  ------------
     Total expenses                                      81,464        96,874           189        97,063
                                                    ------------  ------------  ------------  ------------
Operating income                                         39,637        29,514        (3,205)       26,309
Other income (expense)
Net gain from investments                                   982        13,597        13,772        27,369
Interest and dividend income                              7,629        11,159         1,325        12,484
Interest expense                                         (7,204)       (6,678)         (591)       (7,269)
                                                    ------------  ------------  ------------  ------------
Total other income (expense), net                         1,407        18,078        14,506        32,584
                                                    ------------  ------------  ------------  ------------
Income before taxes and minority interest                41,044        47,592        11,301        58,893
Income tax provision                                     15,391        19,047         4,238        23,285
Minority interest                                           108           395         7,063         7,458
                                                    ------------  ------------  ------------  ------------
Net income                                             $ 25,545      $ 28,150         $   -      $ 28,150
                                                    ============  ============  ============  ============

Net income per share:
   Basic                                                $  0.86       $  0.98         $   -       $  0.98
                                                    ============  ============  ============  ============
   Diluted                                              $  0.85       $  0.97         $   -       $  0.97
                                                    ============  ============  ============  ============

Reconciliation of Net income to Adjusted EBITDA:

Net income                                             $ 25,545      $ 28,150         $   -      $ 28,150
Interest Expense                                          7,204         6,678           591         7,269
Income tax provision and minority interest               15,499        19,442        11,301        30,743
Depreciation and amortization                               471           444             -           444
                                                    ------------  ------------  ------------  ------------
Adjusted EBITDA(e)                                     $ 48,719      $ 54,714      $ 11,892      $ 66,606
                                                    ------------  ------------  ------------  ------------

(a)  GAAP, as restated for change in accounting method.
(b)  Under a comparable reporting methodology as in 2005 -- Non-GAAP in 2006.
(c) Represents the effects of consolidation of those entities in which GBL holds a direct or indirect controlling interest and the consolidation of entities under FIN 46R and EITF 04-5 for the first quarter of 2006.
(d)  GAAP basis.
(e) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and minority interest. Adjusted EBITDA is a Non-GAAP measure and should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States nor should it be considered as an indicator of our overall financial performance. We use Adjusted EBITDA as a supplemental measure of performance as we believe it gives investors a more complete understanding of our operating results before the impact of investing and financing activities as a tool for determining the private market value of an enterprise.

     Total revenues were $123.4 million for the six months ended June 30, 2006 up $2.3 million or 1.9% from total revenues of $121.1 million reported in the prior year's period

     For the six months ended June 30, 2006, investment advisory fees were $106.4 million, an increase of $0.4 million from the $106.0 million generated for the six months ended June 30, 2005. Further details on our six month ended June 30, 2006 investment advisory revenues included the following:

     Revenues from our closed-end fund increased 19.2% to $21.0 million for the six months ended June 30, 2006, up from $17.6 million in the prior year's period. The increase was due to increased average AUM within our closed-end funds from $4.5 billion for the first six months of 2005 to $5.3 billion for the first half of 2006, largely due to the launch of Gabelli Global Gold, Natural Resources & Income Trust (GGN) as of March 29, 2005. Open-end mutual funds revenues were $40.3 million, up 1.7% from the $39.6 million in the 2005 period. Institutional and high net worth separate accounts revenues decreased 5.4% to $40.1 million from the $42.4 million reported in 2005. Investment Partnership revenues were $8.1 million, an increase of 27.1%, as higher incentive fees were slightly offset by lower management fee revenues.

     Commission revenues from our institutional research affiliate, Gabelli & Company, Inc., were $6.2 million for the six months ended June 30, 2006, up 22.5% from the prior year's comparable period amount of $5.0 million.

     Mutual fund distribution fees and other income were $10.8 million for the six months ended June 30, 2006, 7.4% higher than the $10.0 million reported in the 2005 period. The increase is due to higher distribution fees of $10.2 million for six months ended June 30, 2006 versus $9.4 million for prior year period, principally as a result of higher average assets under management.

     Operating margin, before management fee, decreased to 25.6% for the six months ended June 30, 2006 from 36.5% in the prior year's period primarily due to a reserve against earnings taken in the second quarter 2006 as previously described. Excluding the reserve, the operating margin for the six month period ended June 30, 2006 was 35.3%.

     Expenses not directly tied to revenues were $37.4 million, an increase of 42.6% from the $26.3 million recorded in the period ended June 30, 2005. The increase was primarily due to a reserve against earnings of approximately $12 million in the second quarter 2006 relating to the potential resolution of a regulatory inquiry. Excluding the reserve, expenses not directly tied to revenues were $26 million.

     Total other income, net of interest expense, rose to $32.6 million for the six months ended June 30, 2006 from $1.4 million in the 2005 period. Approximately $14.5 million of the increase represents the effects of consolidation of entities in which GAMCO holds a direct or indirect controlling interest under FIN46R and EITF 04-5 during 2006 for the first quarter of 2006. In addition, there were higher net gains of $13.6 million from investments as well as higher interest income of $4.9 million due to higher interest rates, as compared to the prior year period. In 2005, we recorded gains from our investment in optionsXpress (Nasdaq: OXPS) of: $0.03 per fully diluted share in the first quarter, $0.00 per fully diluted share in the second quarter, $0.05 per fully diluted share in the third quarter, and $0.01 per fully diluted share in the fourth quarter. For 2006, we recorded $0.01 per fully diluted share in the first quarter and six months ended June 30, 2006.

     Minority interest had an increase of $7.1 million as a result of the consolidation of entities in which GAMCO holds a direct or indirect controlling interest under FIN46R and EITF 04-5 during 2006.

     For the six months ended June 30, 2006, interest expense increased $0.1 million to $7.3 million.

     Management fee was $5.3 million for the six months ended June 30, 2006, versus $4.6 million for the comparable 2005 period. The increase is due to higher operating income before management fee, income taxes, and minority interest of $64.2 million for the six months ended June 30, 2006, as compared to $45.6 million for the comparable 2005 period.

     The effective tax rate for the six months ended June 30, 2006, excluding the reserve, remained at 37.5%, the same as the prior year period.

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

Summary cash flow data is as follows:
                                                      Six Months Ended June 30,
                                                      -------------------------
                                                          2005          2006
                                                      -----------   -----------
                                                           (in thousands)
 Cash flows used in:
   Operating activities                                $ (44,805)    $ (27,097)
   Investing activities                                   (4,960)       (1,767)
   Financing activities                                  (15,874)      (26,429)
                                                      -----------   -----------
   Decrease                                              (65,639)      (55,293)
   Net increase in cash from investment partnerships
    and offshore funds consolidated under FIN 46R and
    EITF 04-5                                                  -         1,550
   Effect of exchange rates on cash and cash
    equivalents                                              (44)          (64)
   Cash and cash equivalents at beginning of period      257,096       170,659
                                                      -----------   -----------
   Cash and cash equivalents at end of period          $ 191,413     $ 116,852
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

     At June 30, 2006, we had total cash and cash equivalents of $116.9 million, a decrease of $53.8 million from December 31, 2005. This decrease is primarily due to an increase in the purchase of securities during the six month period ended June 30, 2006. Gabelli has established a collateral account, consisting of cash and cash equivalents and investments in securities totaling $52.8 million, to secure a letter of credit issued in favor of the holder of the $50 million 5% convertible note. On April 1, 2005, the letter of credit was reduced to $51.3 million and extended to September 22, 2006. Additionally, the principal of the convertible note was reduced to $50 million and limitations on the issuance of additional debt were removed. The expiration date of the related letter of credit was extended to May 22, 2007. Cash and cash equivalents and investments in securities held in the collateral account are restricted from other uses until the date of expiration and cash and cash equivalents and investments in securities held by investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5 are also restricted from use for general operating purposes. Total debt at June 30, 2006 was $232.3 million, consisting of the $50 million 5% convertible note, $100 million of 5.5% non-callable senior notes due May 15, 2013 and $82.3 million in 5.22% senior notes due February 17, 2007, issued pursuant to our mandatory convertible securities.

     Cash used in operating activities was $27.1 million in the first six months of 2006 principally resulting from $450.8 million in purchases of investments in securities, a $27.0 million increase in receivable from brokers, $10.1 million in purchases of investments in partnerships and affiliates and $39.5 million from the net effects of the FIN 46R and EITF 04-5 consolidation. This was partially offset by $28.2 million in net income, proceeds from sales of investments in securities of $451.0 million, $7.9 million in distributions from investments in partnerships and affiliates and an increase in compensation payable of $11.0 million. Excluding the net effects of the consolidation of investment partnerships and offshore funds, our cash provided by operating activities was $9.4 million.

     Cash used in investing activities, related to purchases and sales of available for sale securities, was $1.8 million in the first six months of 2006.

     Cash used in financing activities in the first six months of 2006 was $26.4 million. The decrease in cash principally resulted from the repurchase of our class A common stock under the Stock Repurchase Program of $52.3 million partially offset by a $30.3 million in contributions by partners into our investment partnerships. Excluding the net effects of the consolidation of investment partnerships and offshore funds, our net cash used in financing activities was $0.8 million.

     Cash used in operating activities was $44.8 million in the first six months of 2005 principally resulting from $535.1 million in purchases of investments in securities, a $18.7 million increase in receivable from brokers and a $6.7 million decrease in income taxes payable partially offset by $473.4 million in proceeds from sales of investments in securities, $25.5 million in net income, a $10.3 million decrease in investment advisory fees receivable and a $3.8 million increase in compensation payable.

     Cash used in investing activities, related to investments in and purchases and sales of available for sale securities, was $5.0 million in the first six months of 2005.

     Cash used in financing activities in the first six months of 2005 was $15.9 million. The decrease in cash principally resulted from the repurchase of $50 million of our $100 million 5% convertible note on April 1, 2005, $18.6 million in dividends paid and $17.8 million from the repurchase of our class A common stock under the Stock Repurchase Program. This was partially offset by $70.6 million in proceeds from the issuance of 1.5 million shares of class A common stock in settlement of the purchase contracts issued pursuant to our mandatory convertible securities and $0.6 million received from the exercise of non-qualified stock options that further generated cash tax savings of $0.2 million.

     Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future. We have no material commitments for capital expenditures.

     Gabelli & Company, Inc., a subsidiary of Gabelli, is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debt items in the reserve formula for those broker-dealers subject to Rule 15c3-3. The requirement was $250,000 at June 30, 2006. At June 30, 2006, Gabelli & Company had net capital, as defined, of approximately $15.7 million, exceeding the regulatory requirement by approximately $15.5 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

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

     With respect to our proprietary investment activities, included in investments in securities of $447.5 million at June 30, 2006 were investments in Treasury Bills and Notes of $253.8 million, in mutual funds, largely invested in equity products, of $109.1 million, a selection of common and preferred stocks totaling $65.7 million and other investments of approximately $18.9 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. Of the approximately $65.7 million invested in common and preferred stocks at June 30, 2006, $22.1 million is related to our investment in Westwood Holdings Group Inc. and $1.2 million is invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Investments in partnerships and affiliates totaled $89.4 million at June 30, 2006, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities. These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

     GAMCO's exposure to interest rate risk results, principally, from its investment of excess cash in U.S. Government obligations. These investments are primarily short term in nature and the carrying value of these investments generally approximates market value.

     Since over 95% of our AUM are invested in equities, the primary risk factor affecting our revenues and financial results is the general market level of stock prices and interest rates. Our financial results are also subject to the gain or loss of clients. In addition, returns from our proprietary investment portfolio are also exposed to interest rate and equity market risk. Should negative market conditions that impact our AUM or proprietary investment portfolio occur, we could report lower operating results in the second half of 2006 than would otherwise be the case. We also note that second half 2006 earnings will be measured against the backdrop of strong financial results in the second half of 2005.

Recent Accounting Developments

     In February 2006, the FASB issued FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140," that amends FASB Statements No. 133 "Accounting for Derivative Instruments and Hedging Activities," and No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principle-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement 155 does not permit prior period restatement. The Statement is effective for all financial instruments acquired or issued after the beginning of an entity's second fiscal year that begins after September 15, 2006. The Company plans to adopt this Statement on January 1, 2007. The adoption is not expected to have a material impact on the Company's future consolidated financial statements.

     In March 2006, the FASB issued FASB Statement No. 156, "Accounting for Servicing of Financial Assets," which amends FASB Statements No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement permits an entity to choose either the amortization method or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. The Statement is effective as of the beginning of an entity's second fiscal year that begins after September 15, 2006. The Company plans to adopt this Statement on January 1, 2007. The adoption is not expected to have a material impact on the Company's future consolidated financial statements.

     In April 2006, the FASB issued FSP FIN 46R-6 "Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)." The FSP addresses certain major implementation issues related to FIN 46R, specifically how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The FSP is effective as of the beginning of the second day of the second reporting period beginning after June 15, 2006. The Company plans to adopt this Statement on January 1, 2007. The adoption is not expected to have a material impact on the Company's future consolidated financial statements.

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" which is an interpretation of FASB Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expect to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this Statement on January 1, 2007. The adoption is not expected to have a material impact on the Company's future consolidated financial statements.

Item 4. Controls and Procedures

     Management, including the Chief Executive Officer and the Chief Financial Officer has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

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

Part II: Other Information

     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock we repurchased during the three months ended June 30, 2006:

                                                         (c) Total Number of       (d) Maximum
                      (a) Total       (b) Average        Shares Repurchased as     Number of Shares
                      Number of       Price Paid Per     Part of Publicly          That May Yet Be
                      Shares          Share, net of      Announced Plans or        Purchased Under the
Period                Repurchased     Commissions        Programs                  Plans or Programs
------------------------------------------------------------------------------------------------------
4/01/06 - 4/30/06             -              -                      -                  804,261
5/01/06 - 5/31/06       413,400         $37.04                413,400                  790,861
6/01/06 - 6/30/06        76,000         $34.11                 76,000                  714,861
                      ----------                            ----------
Totals                  489,400                               489,400
                      ==========                            ==========

In May 2006, the board of directors approved an increase of 400,000 shares of GBL available to be repurchased under our stock repurchase program. Our stock repurchase programs are not subject to expiration dates.


     Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of GAMCO Investors, Inc. was held in Greenwich, Connecticut on May 8, 2006. At that meeting, the stockholders considered and acted upon the following matter:

     THE ELECTION OF DIRECTORS. The stockholders elected the following individuals to serve as directors until the 2007 annual meeting of stockholders and until their respective successors are duly elected and qualified. All of the nominees were elected with the following votes cast:


           Nominees                       For         Withheld
           --------                       ---         ---------
           Edwin L. Artzt             232,832,610     1,385,513
           Richard L. Bready          234,149,101        69,022
           John C. Ferrara            234,142,210        75,913
           John D. Gabelli            232,536,392     1,681,731
           Mario J. Gabelli           232,552,342     1,665,781
           Karl Otto Pohl             232,599,849     1,618,274
           Robert S. Prather, Jr.     234,047,756       170,367
           Vincent S. Tese            234,046,830       171,293

     Item 6.    (a) Exhibits

                    4.1 Fourth Amendment to the Note Purchase Agreement dated as of June 30, 2006. (Incorporated by reference to Exhibit 99.1 of the Company's Report on Form 8-K dated June 30, 2006.)

                    4.2 $50 Million Convertible Promissory Note. (Incorporated by reference to Exhibit 99.2 of the Company's Report on Form 8-K dated June 30, 2006.)

                    10.1 Exchange and Standstill Agreement dated May 31, 2006.

                    10.2 Registration Rights Agreement dated May 31, 2006.

                    31.1 Certification by Chief Executive Officer Pursuant to
                         Rule 13a-14 (a) and 15d-14 (a) as Adopted Pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002

                    31.2 Certification by Interim Chief Financial Officer
                         Pursuant to Rule 13a-14 (a) and 15d-14 (a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Chief Executive Officer pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                    32.2 Certification of Interim Chief Financial Officer
                         pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     GAMCO INVESTORS, INC.
                                              ----------------------------------
                                                         (Registrant)


August 7, 2006                                  /s/ John C. Ferrara
----------------                              ----------------------------------
Date                                            John C. Ferrara
                                                Interim Chief Financial Officer