Form 10-Q/A
period 2006-03-31
GAMCO INVESTORS, INC. ET AL
filed 2006-11-09
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                   -----------
                                (Amendment No. 2)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
                               --------------
                                       or

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
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes     X       No
                                              ------      ------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer  X  Non-accelerated filer
                       ----                  ----                      ----

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
                         Yes     No  X
                            ----   ----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

               Class                               Outstanding at April 30, 2006
               -----                               -----------------------------
Class A Common Stock, .001 par value                            5,645,985
Class B Common Stock, .001 par value                           23,128,500

                                Explanatory Note

This form 10-Q/A of GAMCO Investors, Inc. (the "Company") constitutes Amendment No. 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which was initially filed with the Securities and Exchange Commission on May 10, 2006 and amended on May 11, 2006. As further described in Note A to the Condensed Consolidated Financial Statements, the purpose of this filing is to restate the Financial Statements and amend Management's Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosure about Market Risk) both in Part I, Items 1 and 2, respectively as a result of the Company changing its accounting method for recognizing incentive fee revenues on Investment Partnerships effective January 1, 2006. In addition, certain reclassifications on the Condensed Consolidated Statements of Cash Flows have been made relating to the consolidation of certain investment partnerships and offshore funds in accordance with the provisions of FASB Interpretation No. 46R ("FIN 46R") and Emerging Issue Task Force 04-5 ("EITF 04-5").

                                      INDEX

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES


PART I.         FINANCIAL INFORMATION
-------------------------------------------

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

PART II.        OTHER INFORMATION
---------------------------------

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 6.         Exhibits

SIGNATURES
----------

                GAMCO INVESTORS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              UNAUDITED
                (In thousands, except per share data)

                                                   Three Months Ended
                                                       March 31,
                                                  --------------------
                                                     2005(a)   2006(a)
                                                  --------------------
Revenues
  Investment advisory and incentive fees            $52,713   $50,398
  Commission revenue                                  2,465     3,451
  Distribution fees and other income                  5,135     5,435
                                                  --------------------
     Total revenues                                  60,313    59,284
                                                  --------------------
Expenses
  Compensation and related costs                     25,622    25,277
  Management fee                                      2,206     3,367
  Distribution costs                                  6,213     5,215
  Other operating expenses                            6,556     7,391
                                                  --------------------
     Total expenses                                  40,597    41,250
                                                  --------------------
Operating income                                     19,716    18,034
                                                  --------------------
Other income (expense)
  Net gain from investments                             595    23,125
  Interest and dividend income                        3,472     6,373
  Interest expense                                   (3,929)   (3,875)
                                                  --------------------
     Total other income, net                            138    25,623
                                                  --------------------
Income before income taxes and minority interest     19,854    43,657
  Income tax provision                                7,445    16,371
  Minority interest                                     (20)    8,586
                                                  --------------------
    Net income                                      $12,429   $18,700
                                                  ====================
Net income per share:
  Basic                                               $0.42     $0.64
                                                  ====================
  Diluted                                             $0.41     $0.63
                                                  ====================
Weighted average shares outstanding:
  Basic                                              29,560    29,180
                                                  ====================
  Diluted                                            31,684    30,185
                                                  ====================

Dividends declared:
   Quarterly                                          $0.02     $0.03
                                                  ====================

(a)  As restated for the change in accounting method as described in note A in item 1 of this report on Form Q.

See accompanying notes.

                                GAMCO INVESTORS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands, except per share data)

                                                              December 31,     March 31,      March 31,
                                                                  2005(a)        2005(a)        2006(a)
                                                          ---------------------------------------------
ASSETS                                                                            (Unaudited)

Cash and cash equivalents, including restricted cash of
 $2,503, $51,811 and $739.                                      $170,659       $328,428       $126,842
Investments in securities, including restricted securities
 of $52,219, $51,895 and $81,059.                                401,216        283,249        406,374
Investments in partnerships and affiliates                        91,971         85,300         86,689
Receivable from brokers                                            8,545         23,619         77,731
Investment advisory fees receivable                               22,098         20,151         13,112
Other assets                                                      26,443         27,902         24,144
                                                          ---------------------------------------------

     Total assets                                               $720,932       $768,649       $734,892
                                                          =============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers                                                    $4             $-             $-
Income taxes payable, including deferred taxes of
 $1,699, $708, and $4,129.                                        10,097          7,782         14,539
Compensation payable                                              27,820         32,212         34,296
Capital lease obligation                                           2,992          3,127          2,943
Securities sold, not yet purchased                                     -          1,081              -
Accrued expenses and other liabilities                            17,489         18,990         20,450
                                                          ---------------------------------------------
     Total operating liabilities                                  58,402         63,192         72,228
                                                          ---------------------------------------------

5.5% Senior notes (due May 15, 2013)                             100,000        100,000        100,000
5% Convertible note (conversion price, $52.00 per share;
   note due August 14, 2011)                                      50,000        100,000         50,000
5.22% Senior notes (due February 17, 2007)                        82,308         82,308         82,308
                                                          ---------------------------------------------
     Total liabilities                                           290,710        345,500        304,536

Minority interest                                                  6,147          6,135         19,997

Stockholders' equity
Class A Common Stock, $0.001 par value; 100,000,000
 shares authorized; 9,648,339, 9,612,314 and 9,658,339
 issued, respectively; 6,414,517, 7,192,992 and
 5,645,985 outstanding, respectively                                  10             10             10
Class B Common Stock, $0.001 par value; 100,000,000
 shares authorized; 23,128,500, 23,128,500 and 23,128,500
 issued and outstanding, respectively                                 23             23             23
Additional paid-in capital                                       226,353        232,540        226,640
Retained earnings                                                329,036        280,085        346,939
Accumulated comprehensive gain                                       526          1,088          2,985
Treasury stock, at cost (3,233,822, 2,419,322 and
 4,012,354 shares, respectively)                                (131,873)       (96,732)      (166,238)
                                                          ---------------------------------------------
     Total stockholders' equity                                  424,075        417,014        410,359
                                                          ---------------------------------------------
Total liabilities and stockholders' equity                      $720,932       $768,649       $734,892
                                                          =============================================

(a)  As restated for the change in accounting method as described in note A in item 1 of this report on Form Q.

See accompanying notes.

                GAMCO INVESTORS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                         COMPREHENSIVE INCOME
                              UNAUDITED
                            (In thousands)

                                                   Three Months Ended
                                                        March 31,
                                                  --------------------
                                                    2005(a)   2006(a)
                                                  --------------------
Stockholders' equity - beginning of period         $334,878  $424,075
Cumulative effect of change in accounting
 principle                                             (178)        -
                                                  --------------------
Beginning balance, as restated                      334,700   424,025
Comprehensive income:
  Net income                                         12,429    18,700
  Foreign currency translation adjustments               50        74
  Net unrealized gain on securities available
  for sale                                            1,142     2,455
                                                  --------------------
Comprehensive income                                 13,621    21,229
                                                  --------------------

Dividends declared                                     (735)     (867)
Stock option expense                                    485         6
Proceeds from settlement of purchase contracts       70,568         -
Exercise of stock options including tax benefit         435       281
Purchase of treasury stock                           (2,060)  (34,365)
                                                  --------------------
Stockholders' equity - end of period               $417,014  $410,359
                                                  ====================

(a)  As restated for the change in accounting method as described in note A in item 1 of this report on Form Q.

See accompanying notes.

                GAMCO INVESTORS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              UNAUDITED
                            (In thousands)
                                                   Three Months Ended
                                                        March 31,
                                                  --------------------
                                                     2005(a)   2006(a)
                                                  --------------------
Operating activities
Net income                                          $12,429   $18,700
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
Equity in gains from partnerships and affiliates     (2,158)   (3,926)
Depreciation and amortization                           234       224
Stock-based compensation expense                        485         6
Tax benefit from exercise of stock options              102        66
Foreign currency loss                                   211         -
Other-than-temporary loss on available for sale
 securities                                           3,179         -
Impairment of goodwill                                1,127         -
Minority interest in net income of consolidated
 subsidiaries                                           (20)      240
Realized gains on sales of available for sale
 securities, net                                          -      (442)
Realized gains on sales of investments in
 securities, net                                     (1,233)   (6,448)
Change in unrealized value of investments in
 securities, net                                     (2,434)      (96)
(Increase) decrease in operating assets:
   Purchases of investments in securities          (387,606) (246,990)
   Proceeds from sales of investments in
    securities                                      403,161   284,216
   Investments in partnerships and affiliates        (6,557)   (2,225)
   Distributions from partnerships and affiliates    12,754       848
   Investment advisory fees receivable                6,363     8,937
   Receivable from affiliates                             -     3,162
   Receivable from brokers                          (18,080)  (64,155)
   Other assets                                      (2,263)     (873)
Increase (decrease) in operating liabilities:
   Payable to brokers                                  (301)       (4)
   Income taxes payable                              (1,310)    2,884
   Compensation payable                               5,185     6,040
   Accrued expenses and other liabilities             1,221       165
Effects of consolidation of investment
 partnerships and offshore funds consolidated
 under FIN 46R and EITF 04-5:
   Realized gains on sales of investments in
    securities and securities sold short, net             -   (11,838)
   Change in unrealized value of investments in
    securities and securities sold short, net             -    (1,840)
   Purchases of investments in securities and
    securities sold short                                 -  (638,881)
   Proceeds from sales of investments in
    securities and securities sold short                  -   618,911
   Increase in receivable from brokers                    -   (10,799)
   Decrease in other assets                               -       408
   Increase in payable to brokers                         -     5,783
   Decrease in accrued expenses and other
    liabilities                                           -   (11,100)
   Income related to investment partnerships and
    offshore funds consolidated under FIN 46R and
    EITF 04-5, net                                        -    14,430
                                                  --------------------
Total adjustments                                    12,060   (53,297)
                                                  --------------------
Net cash provided by (used in) operating
 activities                                          24,489   (34,597)
                                                  --------------------

Investing activities
Purchases of available for sale securities           (3,944)   (3,006)
Proceeds from sales of available for sale
 securities                                               -     1,486
                                                  --------------------
Net cash used in investing activities                (3,944)   (1,520)
                                                  --------------------

Financing activities
Contributions related to investment
 partnerships and offshore funds consolidated
 under FIN 46R and EITF 04-5, net                         -    25,699
Proceeds from exercise of stock options                 333       215
Dividends paid                                      (18,037)     (867)
Proceeds from settlement of purchase contracts       70,568         -
Purchase of treasury stock                           (2,060)  (34,365)
                                                  --------------------
Net cash provided by (used in) financing
 activities                                          50,804    (9,318)
                                                  --------------------
Net increase (decrease) in cash and cash
 equivalents                                         71,349   (45,435)
Net increase in cash from partnerships and
 offshore funds consolidated under FIN 46R and
 EITF 04-5                                                -     1,550
Effect of exchange rates on cash and cash
 equivalents                                            (17)       68
Cash and cash equivalents at beginning of period    257,096   170,659
                                                  --------------------
Cash and cash equivalents at end of period         $328,428  $126,842
                                                  ====================

(a) As restated for the change in accounting method as described in note A in item 1 of this report on Form Q.

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

Change in Accounting Policy

         GAMCO has voluntarily changed its accounting method to recognize management fee revenues on closed-end preferred shares at the end of the measurement period, effective January 1, 2006. Unlike most money management firms, GAMCO does not charge fees on leverage in its closed-end funds unless the total return to the common shareholders (of the closed-end fund at year-end) exceeds the dividend rate of the preferred shares. In 2005, GAMCO recognized these revenues during each interim reporting period if and when the total return to common shareholders of the closed-end fund exceeded the dividend rate of the preferred shares. Under this method, management fee revenues recognized in prior interim periods during the measurement period were subject to possible reversal in subsequent periods during that measurement period. Had this method not changed, we would have recorded approximately $1.5 million in management fee revenues on closed-end preferred shares for the three month period ended March 31, 2006.

         In applying the voluntary change in accounting method as described in the preceding paragraph, GAMCO should have also changed its accounting method for investment partnerships. By not changing the method for the investment partnerships, GAMCO inadvertently, incorrectly applied the voluntary accounting change because it did not include changing the method of accounting for the investment partnerships. Therefore, GAMCO has changed its accounting method to recognize incentive fee revenues on investment partnerships at the end of the measurement period, effective January 1, 2006. Previously, GAMCO recognized these revenues during each interim reporting period. Under this method, incentive fee revenues recognized in prior interim periods during the measurement period were subject to possible reversal in subsequent periods during the measurement period. Had this method not changed, we would have recorded approximately $1.3 million in incentive fee revenues on investment partnerships for the three month period ended March 31, 2006. The result of the restatement includes a reduction in net-income of $0.6 million and a reduction in fully diluted EPS of $0.02 per share for the three month period ended March 31, 2006.

         After considering the guidance provided in EITF D-96, "Accounting for Management Fees Based on Formula", GAMCO believes that the preferable method of accounting is to recognize management fee revenues on closed-end preferred shares and incentive fees on investment partnerships at the end of the measurement period. This method results in revenue recognition only when the measurement period has been completed and when the management fees and incentive fees have been earned. This eliminates the possibility of revenues that have been recognized in interim measurement periods subsequently being reversed in later periods during a fiscal year.

         Under SFAS No. 154 "Accounting Changes and Error Corrections," which GAMCO adopted on January 1, 2006, a voluntary change in accounting principle requires retrospective application to each period presented as if the different accounting principle had always been used and requires an adjustment at the beginning of the first period presented for the cumulative effect of the change to the new accounting principle. Whereas some investment partnerships have a fiscal year-end differing from GAMCO's fiscal year-end, there is an adjustment for the cumulative effect of a change to the accounting principle at January 1, 2005 and a change in full year 2005 revenues and net income from what was previously reported. Therefore, this change in accounting principle will result in a reduction of revenues of approximately $1.2 million in the first quarter of 2005, approximately $23,000 in the second quarter of 2005, $5.5 million in the third quarter of 2005 and an increase in revenues of $7.7 million in the fourth quarter of 2005.

                                                Quarter Ended (a)
                         March 31, 2005  June 30, 2005  September 30, 2005  December 31, 2005
                         --------------  -------------  ------------------  -----------------
Revenue  Reported        $61.5 million   $59.8 million  $66.2 million       $64.8 million
         Restated        $60.3 million   $59.8 million  $60.7 million       $72.5 million
         Change          ($1.2) million  -              ($5.5) million      $7.7 million

EPS      Reported        $0.42           $0.43          $0.64               $0.61
         Restated        $0.41           $0.42          $0.59               $0.67
         Change          ($0.01)         ($0.01)        ($0.05)             $0.06

         (a) Differences due to rounding.

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

         We consolidated five other investment partnerships and two offshore funds in which we have a direct or indirect controlling financial interest as of and for the period ended March 31, 2006. These entities have been consolidated within our financial statements for the first quarter 2006 and will continue to be consolidated in future periods as long as we continue to maintain a direct or indirect controlling financial interest. In addition to minor FIN 46R and EITF 04-5 adjustments to the statement of income and statement of cash flows for the three months ended March 31, 2006 related to these entities, the consolidation of these entities also resulted in minor adjustments to our statement of financial condition at March 31, 2006. The consolidation of these entities on the statement of financial condition has increased assets by $16.5 million, liabilities by $2.9 million and minority interest by $13.6 million. Prior to consolidation of these entities, our investments in these entities were reflected within Investments in partnerships and affiliates on the statement of financial condition and accounted for under the equity method.

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

D.  Earnings Per Share

         The computations of basic and diluted net income per share are as follows:

                                                 Three Months Ended
                                                      March 31,
(in thousands, except per share amounts)       2005(a)        2006(a)
                                        ------------------------------
Basic:
Net income                                     $12,429        $18,700
Average shares outstanding                      29,560         29,180
                                        ------------------------------
Basic net income per share                       $0.42          $0.64
                                        ==============================

Diluted:
Net income                                     $12,429        $18,700
Add interest expense on 5% convertible
 note, net of management fee and taxes             703            352
                                        ------------------------------
Total                                          $13,132        $19,052
                                        ==============================

Average shares outstanding                      29,560         29,180
Dilutive stock options                             201             43
Assumed conversion of 5% convertible
 note                                            1,923            962
                                        ------------------------------
Total                                           31,684         30,185
                                        ==============================
Diluted net income per share                     $0.41          $0.63
                                        ==============================

(a) As restated for the change in accounting method as described in note A in item 1 of this report on Form Q.

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

         Remainder
          of 2006       2007            2008            2009
         ---------      ----            ----            ----
          $29,000       $37,000         $32,000         $6,000

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

Overview

         GAMCO Investors, Inc. (formerly Gabelli Asset Management Inc.) (NYSE:GBL) is a widely recognized provider of investment advisory services to mutual funds, institutional and high net worth investors, and investment partnerships. Through Gabelli & Company, Inc., we provide institutional research services to institutional clients and investment partnerships.
We generally manage assets on a discretionary basis and invest in a variety of U.S. and international securities through various investment styles. Our revenues are based primarily on the firm's levels of assets under management and fees associated with our various investment products, rather than our own corporate assets.

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

Assets Under Management

         The company reported assets under management as follows:

Table I:
                                    Assets Under Management (in millions)
                                   --------------------------------------
                                         March 31           %
                                   --------------------
                                     2005      2006    Inc. (Dec.)
                                   -------------------------------
Mutual Funds:
  Equities
     Open End                         $7,808    $8,176        4.7%
     Closed-End                        4,602     5,284       14.8
     Fixed Income                      1,154       807      (30.1)
                                   --------------------
Total Mutual Funds                    13,564    14,267        5.2
                                   --------------------
Institutional & High Net Worth
 Separate Accounts:
   Equities                           13,364    12,639       (5.4)
   Fixed Income                          266        59      (77.8)
                                   --------------------
Total Institutional & High Net
 Worth Separate Accounts              13,630    12,698       (6.8)
                                   --------------------
Investment Partnerships                  854       681      (20.3)
                                   --------------------
Total Assets Under Management        $28,048   $27,646       (1.4)
                                   ====================

   Equities                           26,628    26,780        0.6
   Fixed Income                        1,420       866      (39.0)
                                   --------------------
Total Assets Under Management        $28,048   $27,646       (1.4)
                                   ====================

Table II:       Fund Flows - 1st Quarter 2006 (in millions)
                -------------------------------------------

                                                                           Market
                                        December 31,         Net       Appreciation /     March 31,
                                            2005         Cash Flows     (Depreciation)      2006
                                       --------------- --------------- --------------- ---------------
Mutual Funds:
     Equities                                 $12,963           ($220)           $717         $13,460
     Fixed Income                                 735              64               8             807
                                       --------------- --------------- --------------- ---------------
Total Mutual Funds                             13,698            (156)            725          14,267
                                       --------------- --------------- --------------- ---------------
Institutional & HNW Separate Accounts
    Equities                                   12,382            (595)            852          12,639
    Fixed Income                                   84             (26)              1              59
                                       --------------- --------------- --------------- ---------------
Total Institutional & HNW Separate
 Accounts                                      12,466            (621)            853          12,698
                                       --------------- --------------- --------------- ---------------

Investment Partnerships                           634              22              25             681
                                       --------------- --------------- --------------- ---------------
Total Assets Under Management                 $26,798          ($ 755)         $1,603         $27,646
                                       =============== =============== =============== ===============

Table III:      Assets Under Management (in millions)
                -------------------------------------
                                                                                              %
                                                                                      Increase/(decrease)
                                     3/05      6/05      9/05      12/05     3/06      12/05     3/05
                                   ----------------------------------------------------------------------
Mutual Funds
    Open end                          $7,808    $7,798    $7,959    $7,888    $8,176       3.7%      4.7%
    Closed-end                         4,602     4,684     4,851     5,075     5,284       4.1      14.8
    Fixed income                       1,154       852       796       735       807       9.8     (30.1)
                                   --------------------------------------------------
Total Mutual Funds                    13,564    13,334    13,606    13,698    14,267       4.2       5.2
                                   --------------------------------------------------
Institutional & HNW Separate
 Accounts:
   Equities                           13,364    13,189    13,129    12,382    12,639       2.1      (5.4)
   Fixed Income                          266       269       158        84        59     (29.8)    (77.8)
                                   --------------------------------------------------
Total Institutional & HNW
Separate Accounts                     13,630    13,458    13,287    12,466    12,698       1.9      (6.8)
                                   --------------------------------------------------
Investment Partnerships                  854       831       745       634       681       7.4     (20.3)
                                   --------------------------------------------------
Total Assets Under Management        $28,048   $27,623   $27,638   $26,798   $27,646       3.2      (1.4)
                                   ==================================================

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

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005

Consolidated Results - Three Months Ended March 31st:

                (Unaudited; in thousands, except per share data)

                                                    2005 (a)      2006 (a)(b)       2006 (c)      2006 (d)(a)
                                             ------------------------------------------------------------

Revenues
  Investment advisory and incentive fees            $52,713        $51,361         ($ 963)       $50,398
  Commission revenue                                  2,465          3,451              -          3,451
  Distribution fees and other income                  5,135          5,435              -          5,435
                                             ------------------------------------------------------------
     Total revenues                                  60,313         60,247           (963)        59,284
Expenses
  Compensation and related costs                     25,622         25,277              -         25,277
  Management fee                                      2,206          3,367              -          3,367
  Distribution costs                                  6,213          5,215              -          5,215
  Other operating expenses                            6,556          7,202            189          7,391
                                             ------------------------------------------------------------
     Total expenses                                  40,597         41,061            189         41,250
                                             ------------------------------------------------------------
Operating income                                     19,716         19,186         (1,152)        18,034
Other income (expense)
Net gain from investments                               595          9,353         13,772         23,125
Interest and dividend income                          3,472          5,048          1,325          6,373
Interest expense                                     (3,929)        (3,284)          (591)        (3,875)
                                             ------------------------------------------------------------
Total other income (expense), net                       138         11,117         14,506         25,623
                                             ------------------------------------------------------------
Income before taxes and minority interest            19,854         30,303         13,354         43,657
Income tax provision                                  7,445         11,363          5,008         16,371
Minority interest                                       (20)           240          8,346          8,586
                                             ------------------------------------------------------------
Net income                                          $12,429        $18,700             $-        $18,700
                                             ============================================================

Net income per share:
   Basic                                              $0.42          $0.64             $-          $0.64
                                             ============================================================
   Diluted                                            $0.41          $0.63             $-          $0.63
                                             ============================================================

Reconciliation of Net income to Adjusted
 EBITDA:

Net income                                          $12,429        $18,700             $-        $18,700
Interest Expense                                      3,929          3,284            591          3,875
Income tax provision and minority interest            7,425         11,603         13,354         24,957
Depreciation and amortization                           234            224              -            224
                                             ------------------------------------------------------------
Adjusted EBITDA(e)                                  $24,017        $33,811        $13,945        $47,756
                                             ------------------------------------------------------------

(a)  As restated for the change in accounting method as described in note A in item 1 of this report on Form Q.

(b)  Financial results before adjustments of FIN 46R and EITF 04-5. (See note
     (b) below.)

(c) Adjustments relating to the adoption of FIN 46R and EITF 04-5. Beginning January 1, 2006, the provisions of FASB Interpretation No. 46R ("FIN 46R") and Emerging Issue Task Force 04-5 ("EITF 04-5") require consolidation of the majority of our investment partnerships and offshore funds managed by our subsidiaries into our consolidated financial statements. However, since we amended the agreements of certain investment partnerships and an offshore fund on March 31, 2006, FIN 46R and EITF 04-5 will only require us to consolidate these entities on our statement of income for the first quarter 2006, but will not require their consolidation on our statement of financial condition at March 31, 2006. In addition, these partnerships and offshore fund, for which the agreements were amended, are not required to be consolidated within our statement of income or on our statement of financial condition in future periods as long as we continue to not maintain a direct or indirect controlling financial interest. For the three months ended March 31, 2006, the consolidation of these entities had no impact on net income but does affect the classification of income between operating and other income. As a result, we have also provided our results before adjusting for FIN 46R and EITF 04-5 as we believe this basis is comparable to our reported results for the first quarter 2005. In addition, we believe these results will be more comparable to our results in future periods as long as we continue to not maintain a direct or indirect controlling financial interest.

(d) Financial results on a GAAP basis, including adjustments of FIN 46R and EITF 04-5.

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


         Total revenues were $59.3 million in the first quarter of 2006 down $1.0 million or 1.7% from total revenues of $60.3 million reported in the first quarter of 2005. Operating income was $18.0 million, a decline of $1.7 million or 8.5% from the $19.7 million reported in the first quarter of 2005. Total other income, net of interest expense, rose to $25.6 million for the first quarter 2006. In the short-run, our results remain sensitive to changes in the equity market. Net income for the quarter was $18.7 million or $0.63 per fully diluted share versus $12.4 million or $0.41 per fully diluted share in the prior year's quarter.

         Investment advisory and incentive fees decreased $2.3 million or 4.4% to $50.4 million from the 2005 quarter. Investment partnership revenues declined to $0.6 million in the first quarter of 2006 from $2.0 million in the prior year period, due to the consolidation of the investment partnerships and offshore fund, in accordance with FIN 46R and EITF 04-5, that resulted in the elimination of revenues. Our closed-end funds revenue increased 21.6% to $10.3 million in the first quarter 2006 up from $8.4 million in the prior year's quarter. This increase was derived principally from The Gabelli Global Gold, Natural Resources & Income Trust (AMEX: GGN) launched on March 29, 2005. For the first quarter 2006, our revenues of $20.1 million from open-end mutual funds were virtually unchanged from the prior year period. Revenues from our institutional and high net worth separate accounts business, which are generally billed based on asset levels at the beginning of a quarter, declined by 12.4% to $19.4 million in the first quarter 2006, down from $22.1 million in the 2005 quarter. The majority of this decline is attributable to lower fulcrum fees from the $2.3 million recorded in the 2005 period to $0.4 million in the 2006 period.

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

         Total expenses, excluding management fee, were $37.9 million in the first quarter of 2006, a 1.3% decrease from total expenses of $38.4 million reported in the first quarter of 2005.

         Compensation and related costs, which are largely variable, were $25.3 million or 1.3% lower than the $25.6 million recorded in the same period a year earlier. This decrease was primarily due to lower revenues versus the prior year's quarter and accruals for variable compensation.

         Distribution costs were $5.2 million, a decrease of 16.1% from $6.2 million in the prior year's period, the decrease was principally the result of the elimination of a one-time charge from the 2005 quarter for one-time launch costs for GGN. Other operating expenses were higher by $0.8 million, a 12.7% increase to $7.4 million in the first quarter of 2006 from the prior year first quarter of $6.6 million. This increase included legal and accounting costs related to regulatory and corporate governance dynamics. Management fee expense, which is totally variable and based on pretax income, was $3.4 million in the first quarter of 2006 versus $2.2 million in the first quarter of 2005.

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

         Minority interest increased to $8.6 million in the 2006 quarter, principally related to the $8.3 million in adjustments related to the consolidation of investment partnerships and offshore fund in accordance with FIN 46R and EITF 04-5.

Comparison of 2006 financial results (before adjustments for FIN 46R and EITF 04-5) to 2005:

         Total revenues were $60.2 million in the first quarter of 2006 down $0.1 million or 0.1% from total revenues of $60.3 million reported in the first quarter of 2005. Operating income was lower at $19.2 million, a decrease of $0.5 million or 2.7% from the prior year amount of $19.7 million. Total other income, net of interest expense, rose to $11.1 million for the first quarter 2006 from $0.1 million in the 2005 period. In the short-run, our results remain sensitive to changes in the equity market. Net income for the quarter was $18.7 million or $0.63 per fully diluted share versus $12.4 million or $0.41 per fully diluted share in the prior year's quarter.

         Investment advisory and incentive fees, which comprised 85.3% of total revenues, were $51.4 million in the first quarter of 2006 down $1.4 million or 2.6% from the $52.7 million reported in the prior year's quarter. The lower revenues during the quarter were primarily driven by our institutional and high net worth separate accounts business, which are generally billed based on asset levels at the beginning of a quarter, declining by 12.4% to $19.4 million in the first quarter 2006, down from $22.1 million in the 2005 quarter. The majority of this decline is attributable to lower fulcrum fees from the $2.3 million recorded in the 2005 period to $0.4 million in the 2006 period. Our closed-end funds revenues increased 21.6% to $10.3 million in the first quarter 2006 up from $8.4 million in the prior year's quarter. This increase was derived principally from The Gabelli Global Gold, Natural Resources & Income Trust (AMEX: GGN) launched on March 29, 2005. For the first quarter 2006, our revenues of $20.1 million from open-end mutual funds were virtually unchanged from the prior year period.

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

         Total expenses, excluding management fee, were $37.7 million in the first quarter of 2006, a 1.8% decrease from total expenses of $38.4 million reported in the first quarter of 2005.

         Compensation and related costs, which are largely variable, were $25.3 million or 1.3% lower than the $25.6 million recorded in the same period a year earlier. This decrease was primarily due to lower revenues versus the prior year's quarter and accruals for variable compensation costs.

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

         Summary cash flow data is as follows:

                                            Three Months Ended March 31,
                                            ----------------------------
                                                2005(a)       2006(a)
                                            ----------------------------
Cash flows (used in) provided by:                  (in thousands)
   Operating activities                         $24,489      $(34,597)
   Investing activities                          (3,944)       (1,520)
   Financing activities                          50,804        (9,318)
                                            ----------------------------
   Increase (decrease)                           71,349       (45,435)
   Net increase in cash from investment
    partnerships and offshore funds
    consolidated under FIN 46R and EITF
    04-5                                              -         1,550
   Effect of exchange rates on cash and
    cash equivalents                                (17)           68
   Cash and cash equivalents at beginning
    of period                                   257,096       170,659
                                            ----------------------------
   Cash and cash equivalents at end of
    period                                     $328,428      $126,842
                                            ============================

(a)  As restated for the change in accounting method as described in note A in item 1 on this report on Form Q.

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

         At March 31, 2006, we had total cash and cash equivalents of $126.8 million, a decrease of $43.8 million from December 31, 2005. Gabelli has established a collateral account, consisting of cash and cash equivalents and investments in securities totaling $52.3 million, to secure a letter of credit issued in favor of the holder of the $50 million 5% convertible note. On April 1, 2005, the letter of credit was reduced to $51.3 million and extended to September 22, 2006, which coincides with the date of a put option the note holder may exercise. Additionally, the principal of the convertible note was reduced to $50 million and limitations on the issuance of additional debt were removed. Cash and cash equivalents and investments in securities held in the collateral account are restricted from other uses until the date of expiration and cash and cash equivalents and investments in securities held by investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5 are also restricted from use for general operating purposes. Total debt at March 31, 2006 was $232.3 million, consisting of the $50 million 5% convertible note, $100 million of 5.5% non-callable senior notes due May 15, 2013 and $82.3 million in 5.22% senior notes due February 17, 2007, issued pursuant to our mandatory convertible securities.

         For 2006, cash used in operating activities was $34.6 million principally resulting from $247.0 million in purchases of investments in securities, a $64.2 million increase in receivable from brokers, $2.2 million in purchases of investments in partnerships and affiliates and $34.9 million from the net effects of the FIN 46R and EITF 04-5 consolidation. This was partially offset by $18.7 million in net income, proceeds from sales of investments in securities of $284.2 million, $1.0 million in distributions from investments in partnerships and affiliates and an increase in minority interest payable of $0.2 million. Excluding the net effects of the consolidation of investment partnerships and offshore funds, our cash provided by operating activities was $0.3 million.

         Cash used in investing activities, related to purchases and sales of available for sale securities, was $1.5 million in the first three months of 2006.

         Cash used in financing activities in the first three months of 2006 was $9.3 million. The decrease in cash principally resulted from net contributions of $25.7 million related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5. This was partially offset by $35.2 million in dividends paid and the repurchase of our class A common stock under the Stock Repurchase Program and by the $0.2 million received from the exercise of non-qualified stock options that further generated cash tax savings of $0.1 million. Excluding the net effects of the consolidation of investment partnerships and offshore funds, our net cash used in financing activities was $35.0 million.

         For 2005, cash provided by operating activities was $24.5 million principally resulting from proceeds from sales of investments in securities of $403.2 million, $12.8 million in distributions from investments in partnerships and affiliates and $12.4 million in net income partially offset by $387.6 million in purchases of investments in securities, a $18.1 million increase in receivable from brokers and $6.6 million in purchases of investments in partnerships and affiliates.

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

Part II: Other Information

         Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          The following table provides information with respect to the shares of common stock we repurchased during the three months ended March 31, 2006:

                                                                (c) Total Number of    (d) Maximum Number
                                                                Shares Repurchased     of Shares That May
                                          (b) Average Price     as Part of Publicly    Yet Be Purchased
                    (a) Total Number of   Paid Per Share, net   Announced Plans or     Under the Plans or
Period              Shares Repurchased    of Commissions        Programs               Programs
---------------------------------------------------------------------------------------------------------
GBL

1/01/06 - 1/31/06                36,000             $ 44.18              36,000           1,046,793
2/01/06 - 2/28/06               543,632              $44.62             543,632             503,161
3/01/06 - 3/31/06               198,900              $42.77             198,900             804,261
                    --------------------                        -------------------
Totals                          778,532                                 778,532
                    ====================                        ===================

          In March 2006 we announced an increase of 500,000 shares of GBL available to be repurchased under our stock repurchase program. Our stock repurchase programs are not subject to expiration dates.


         Item 6.    (a)    Exhibits

                    18.1   Preferability letter

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


                                                    GAMCO INVESTORS, INC.
                                          --------------------------------------
                                                         (Registrant)

         November 9, 2006                 /s/ John C. Ferrera
         ------------------------         --------------------------------------
         Date                             John C. Ferrera
                                          Interim Chief Financial Officer