Form 10-Q/A
period 2006-06-30
GAMCO INVESTORS, INC. ET AL
filed 2006-11-09
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                   -----------
                                (Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
                               -------------

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
Large accelerated filer      Accelerated filer X    Non-accelerated filer
                       ---                    ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in
Exchange Act Rule 12b-2).  Yes   X      No
                              ------      ------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

             Class                             Outstanding at July 31, 2006
             -----                             ----------------------------
Class A Common Stock, .001 par value                      7,473,758
Class B Common Stock, .001 par value                     20,781,027

                                Explanatory Note

This form 10-Q/A of GAMCO Investors, Inc. (the "Company") constitutes Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, which was initially filed with the Securities and Exchange Commission on August 8, 2006. As further discussed in Note A to the Condensed Consolidated Financial Statements, the purpose of this filing is to restate the Financial Statements and amend Management's Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosure about Market Risk) both in Part I, Items 1 and 2, respectively as a result of the Company changing its accounting method for recognizing incentive fee revenues on investment partnerships effective January 1, 2006.

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

Item 4.        Submission of Matters to a Vote of Security Holders

Item 6.        Exhibits


SIGNATURES


                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (In thousands, except per share data)


                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                         ----------------------------------------------------------------------
                                                               2006(a)          2005(a)              2006(a)          2005(a)
                                                              -------         ---------           ----------        --------

Revenues
  Investment advisory and incentive fees                     $ 53,586          $ 52,336            $ 103,984       $ 105,049
  Commission revenue                                            2,722             2,574                6,173           5,039
  Distribution fees and other income                            5,351             4,908               10,786          10,043
                                                              -------         ---------           ----------        --------
     Total revenues                                            61,659            59,818              120,943         120,131
Expenses
  Compensation and related costs                               26,021            26,919               51,298          52,541
  Management fee                                                1,760             2,313                5,127           4,519
  Distribution costs                                            5,329             4,535               10,544          10,748
  Other operating expenses                                      7,713             6,502               15,104          13,058
  Reserve for settlement                                       11,900                 -               11,900               -
                                                              -------         ---------           ----------        --------
     Total expenses                                            52,723            40,269               93,973          80,866

Operating income                                                8,936            19,549               26,970          39,265
Other income (expense)
  Net gain from investments                                     4,244               387               27,369             982
  Interest and dividend income                                  6,111             4,157               12,484           7,629
  Interest expense                                             (3,394)           (3,275)              (7,269)         (7,204)
                                                              -------         ---------           ----------        --------
     Total other income, net                                    6,961             1,269               32,584           1,407
                                                              -------         ---------           ----------        --------
Income before income taxes and minority interest               15,897            20,818               59,554          40,672
  Income tax provision                                          7,163             7,808               23,534          15,253
  Minority interest                                                93               110                8,679              90
                                                              -------         ---------           ----------        --------
    Net income                                                $ 8,641          $ 12,900             $ 27,341        $ 25,329
                                                              =======         =========           ==========        ========

Net income per share:
  Basic                                                        $ 0.30            $ 0.43               $ 0.95          $ 0.85
                                                              =======         =========           ==========        ========

  Diluted                                                      $ 0.30            $ 0.42               $ 0.94          $ 0.84
                                                              =======         =========           ==========        ========

Weighted average shares outstanding:
  Basic                                                        28,507            30,079               28,842          29,821
                                                              =======         =========           ==========        ========

  Diluted                                                      29,496            31,211               29,838          31,447
                                                              =======         =========           ==========        ========


Dividends declared:                                           $ 0.03             $ 0.02               $ 0.06          $ 0.04
                                                              =======         =========           ==========        ========

(a) As restated for the change in accounting method as described in Note A in
    Item 1 of this report on Form Q.

See accompanying notes.



                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except per share data)

                                                                              December 31,         June 30,          June 30,
                                                                                 2005(a)             2006(a)           2005(a)
                                                                           --------------------------------------------------------
ASSETS                                                                                                     (Unaudited)

Cash and cash equivalents, including restricted cash of
     $2,503, $730 and $1,508.                                                    $ 170,659         $ 116,852           $ 191,413
Investments in securities, including restricted securities of
     $52,219, $52,141 and $52,270.                                                 401,216           447,464             366,664
Investments in partnerships and affiliates                                          91,971            89,380              85,716
Receivable from brokers                                                              8,545            39,490              24,274
Investment advisory fees receivable                                                 22,098            11,221              14,210
Other assets                                                                        26,443            20,837              27,625
                                                                                 ---------         ---------           ---------

     Total assets                                                                $ 720,932         $ 725,244           $ 709,902
                                                                                 =========         =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers                                                                  $    4          $  2,037                $  1
Income taxes payable, including deferred taxes of $1,699, $4,323,
     and $296.                                                                      10,097             1,913               2,740
Compensation payable                                                                27,820            36,082              30,371
Capital lease obligation                                                             2,992             2,891               3,084
Securities sold, not yet purchased                                                       -                 -               3,357
Accrued expenses and other liabilities                                              17,489            28,920              15,506
                                                                                 ---------         ---------           ---------

     Total operating liabilities                                                    58,402            71,843              55,059
                                                                                 ---------         ---------           ---------

5.5% Senior notes (due May 15, 2013)                                               100,000           100,000             100,000
5% Convertible note (conversion price, $52.00 per share;
   note due August 14, 2011)                                                        50,000            50,000              50,000
5.22% Senior notes (due February 17, 2007)                                          82,308            82,308              82,308
                                                                                 ---------         ---------           ---------

     Total liabilities                                                             290,710            304,151            287,367

Minority interest                                                                    6,147             19,640              5,703

Stockholders' equity
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
    9,648,339, 12,010,812 and 9,621,064 issued, respectively; 6,414,517,
    7,509,058 and 6,820,642 outstanding, respectively                                   10                 10                 10
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
    23,128,500, 23,128,500 and 23,128,500 issued, respectively;
    23,128,500, 20,781,027 and 23,128,500 outstanding, respectively                     23                 23                 23

Additional paid-in capital                                                         226,353            228,573            235,104
Retained earnings                                                                  329,036            354,576            292,335
Accumulated comprehensive gain                                                         526              2,423              1,864
Treasury stock, at cost (3,233,822, 4,501,754 and 2,800,422
    shares, respectively)                                                         (131,873)         (184,152)           (112,504)
                                                                                 ---------         ---------           ---------
     Total stockholders' equity                                                    424,075           401,453             416,832
                                                                                 ---------         ---------           ---------

Total liabilities and stockholders' equity                                       $ 720,932         $ 725,244           $ 709,902
                                                                                 =========         =========           =========

(a) As restated for the change in accounting method as described in Note A in
    Item 1 of this report on Form Q.

See accompanying notes.



                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                    UNAUDITED
                                 (In thousands)


                                                                    Three Months Ended              Six Months Ended
                                                                          June 30,                      June 30,
                                                                 ---------------------------------------------------------
                                                                  2006(a)         2005(a)          2006(a)        2005(a)
                                                                 ---------       ---------        ---------      ---------

Stockholders' equity - beginning of period                       $ 410,359       $ 417,014        $ 424,075      $ 334,878
Cumulative effect of change in accounting principle                      -               -                -           (178)
                                                                 ---------       ---------        ---------      ---------
Beginning balance, as restated                                     410,359         417,014          424,075        334,700

Comprehensive income:
  Net income                                                         8,641          12,900           27,341         25,329
  Foreign currency translation adjustments                            (128)            (16)             (53)            34
  Net unrealized (loss) gain on securities available for sale         (588)            741            1,867          1,883
                                                                 ---------       ---------        ---------      ---------
Comprehensive income                                                 7,925          13,625           29,155         27,246

Dividends declared                                                    (851)           (599)          (1,718)        (1,334)
Stock option expense                                                    14           2,275               20          2,760
Proceeds from settlement of purchase contracts                           -               -                -         70,567
Excess tax benefit for exercised stock options                       1,782               -            1,782              -
Exercise of stock options including tax benefit                        137             304              418            740
Capitalized costs                                                        -             (15)               -            (15)
Purchase of treasury stock                                         (17,913)        (15,772)         (52,279)       (17,832)
                                                                 ---------       ---------        ---------      ---------
Stockholders' equity - end of period                             $ 401,453       $ 416,832        $ 401,453      $ 416,832
                                                                 =========       =========        =========      =========

(a) As restated for the change in accounting method as described in Note A in
    Item 1 of this report on Form Q.

See accompanying notes.



                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                               Three Months Ended          Six Months Ended
                                                                     June 30,                  June 30,
                                                            -----------------------------------------------------
                                                               2006(a)       2005(a)      2006(a)       2005(a)
                                                            ------------ ------------ ------------ --------------
Operating activities
Net income                                                       $8,641      $12,900      $27,341        $25,329
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
Equity in gains from partnerships and affiliates                 (1,021)        (538)      (4,946)        (2,696)
Depreciation and amortization                                       220          237          444            471
Stock-based compensation expense                                     14        2,275           20          2,760
Tax benefit from exercise of stock options                           21           52           87            154
Foreign currency loss                                                30           (9)          30            202
Other-than-temporary loss on available for sale securities           56          122           56          3,301
Impairment of goodwill                                                -            -            -          1,127
Minority interest in net income of consolidated subsidiaries         55          110          295             90
Realized gains on sales of available for sale securities, net         -            -         (442)             -
Realized gains on sales of investments in securities, net        (2,704)        (534)      (9,152)        (1,767)
Change in unrealized value of investments in securities, net     (2,493)      (1,128)      (2,589)        (3,562)
Excess tax benefit adjustment                                     1,782            -        1,782              -
(Increase) decrease in operating assets:
   Purchases of investments in securities                      (203,842)    (147,495)    (450,832)      (535,101)
   Proceeds from sales of investments in securities             166,816       70,231      451,032        473,392
   Receivables from affiliates                                    2,277         (497)       5,439            580
   Investments in partnerships and affiliates                    (7,833)      (4,126)     (10,059)       (10,683)
   Distributions from partnerships and affiliates                 7,075        4,248        7,923         17,002
   Investment advisory fees receivable                            1,842        5,941       10,779         11,227
   Receivable from brokers                                       37,151         (656)     (27,005)       (18,736)
   Other assets                                                     842          532          (31)        (1,731)
Increase (decrease) in operating liabilities:
   Payable to brokers                                               190            -          186           (301)
   Income taxes payable                                         (12,260)      (5,485)      (9,376)        (6,795)
   Compensation payable                                           1,891       (1,975)       7,931          3,210
   Accrued expenses and other liabilities                        10,275       (3,499)      10,441         (2,278)
Effects of consolidation of investment partnerships and
 offshore funds consolidated under FIN 46R and EITF 04-5:
   Realized gains on sales of investments in securities and
    securities sold short, net                                     (163)           -      (12,001)             -
   Change in unrealized value of investments in securities
    and securities sold short, net                               (2,942)           -       (4,782)             -
   Purchases of investments in securities and securities
    sold short                                                   (9,218)           -     (648,099)             -
   Proceeds from sales of investments in securities and
    securities sold short                                         9,517            -      628,428              -
   Investment advisory fees receivable                               98            -           98              -
   Increase in receivable from brokers                            1,042            -       (9,757)             -
   Decrease in other assets                                         (21)           -          387              -
   Increase in payable to brokers                                 1,847            -        7,630              -
   Decrease in accrued expenses and other liabilities            (1,892)           -      (12,992)             -
   Income related to investment partnerships and offshore
    funds consolidated under FIN 46R and EITF 04-5, net             207            -       14,637              -
                                                            ------------ ------------ ------------ --------------
Total adjustments                                                (1,141)     (82,194)     (54,438)       (70,134)
                                                            ------------ ------------ ------------ --------------
Net cash provided by (used in) operating activities               7,500      (69,294)     (27,097)       (44,805)
                                                            ------------ ------------ ------------ --------------



                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)


                                                               Three Months Ended          Six Months Ended
                                                                     June 30,                  June 30,
                                                            -----------------------------------------------------
                                                                2006(a)      2005(a)      2006(a)        2005(a)
                                                            ------------ ------------ ------------ --------------

Investing activities
Purchases of available for sale securities                         (247)      (1,016)      (3,253)        (4,960)
Proceeds from sales of available for sale securities                  -            -        1,486              -
                                                            ------------ ------------ ------------ --------------
Net cash used in investing activities                              (247)      (1,016)      (1,767)        (4,960)
                                                            ------------ ------------ ------------ --------------

Financing activities
Dividend paid to minority stockholders of subsidiary                  -         (544)           -           (544)
Contributions related to investment partnerships and
 offshore funds consolidated under FIN 46R and EITF 04-5,
 net                                                              1,537            -       27,236              -
Proceeds from exercise of stock options                             116          253          332            586
Repurchase of 5% convertible note                                     -      (50,000)           -        (50,000)
Dividends paid                                                     (851)        (599)      (1,718)       (18,636)
Proceeds from settlement of purchase contracts                        -           (1)           -         70,567
Capitalized costs                                                     -          (15)           -            (15)
Purchase of treasury stock                                      (17,913)     (15,772)     (52,279)       (17,832)
                                                            ------------ ------------ ------------ --------------
Net cash used in financing activities                           (17,111)     (66,678)     (26,429)       (15,874)
                                                            ------------ ------------ ------------ --------------
Net decrease in cash and cash equivalents                        (9,858)    (136,988)     (55,293)       (65,639)
Net increase in cash from partnerships and offshore funds
 consolidated under FIN 46R and EITF 04-5                             -            -        1,550              -
Effect of exchange rates on cash and cash equivalents              (132)         (27)         (64)           (44)
                                                            ------------ ------------ ------------ --------------
Cash and cash equivalents at beginning of period                126,842      328,428      170,659        257,096
                                                            ------------ ------------ ------------ --------------
Cash and cash equivalents at end of period                     $116,852     $191,413     $116,852       $191,413
                                                            ============ ============ ============ ==============

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

Change in Accounting Policy

         GAMCO has voluntarily changed its accounting method to recognize management fee revenues on closed-end preferred shares at the end of the measurement period, effective January 1, 2006. Unlike most money management firms, GAMCO does not charge fees on leverage in its closed-end funds unless the total return to the common shareholders (of the closed-end fund at year-end) exceeds the dividend rate of the preferred shares. In 2005, GAMCO recognized these revenues during each interim reporting period if and when the total return to common shareholders of the closed-end fund exceeded the dividend rate of the preferred shares. Under this method, management fee revenues recognized in prior interim periods during the measurement period were subject to possible reversal in subsequent periods during that measurement period. Had this method not changed, we would have recorded approximately $3.1 million in management fee revenues on closed-end preferred shares for the three month period ended June 30, 2006.

         In applying the voluntary change in accounting method as described in the preceding paragraph, GAMCO should have also changed its accounting method for investment partnerships. By not changing the method for the investment partnerships, GAMCO inadvertently, incorrectly applied the voluntary accounting change because it did not include changing the method of accounting for investment partnerships. Therefore, GAMCO has changed its accounting method to recognize incentive fee revenues on investment partnerships at the end of the measurement period, effective January 1, 2006. Previously, GAMCO recognized these revenues during each interim reporting period. Under this method, incentive fee revenues recognized in prior interim periods during the measurement period were subject to possible reversal in subsequent periods during the measurement period. Had this method not changed, we would have recorded approximately $1.1 million in incentive fee revenues on investment partnerships for the three month period ended June 30, 2006. The result of the restatement includes a reduction in net income of $0.2 million and $0.8 million and a reduction in fully diluted EPS of $0.01 per share and $0.03 per share for the three month period ended June 30, 2006 and the six month period ended June 30, 2006 respectively.

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


                                                                 Quarter Ended (a)
                          March 31, 2005       June 30, 2005       September 30, 2005       December 31, 2005
                          ------------------------------------------------------------------------------------------------
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

D. Earnings Per Share

      The computations of basic and diluted net income per share are as follows:


                                                  Three Months Ended              Six Months Ended
                                                       June 30,                       June 30,
                                                 2006(a)         2005(a)         2006(a)        2005(a)
                                          --------------- --------------- --------------- -------------
(in thousands, except per share amounts)
Basic:
Net income                                   $     8,641     $    12,900     $    27,341   $    25,329
                                          =============== =============== =============== =============
Average shares outstanding                        28,507          30,079          28,842        29,821
                                          =============== =============== =============== =============
Basic net income per share                         $0.30           $0.43           $0.95         $0.85
                                          =============== =============== =============== =============

Diluted:
Net income                                   $     8,641     $    12,900     $    27,341   $    25,329
Add interest expense on 5% convertible
 note, net of management fee and taxes               351             352             703         1,055
                                          --------------- --------------- --------------- -------------
Total                                        $     8,992     $    13,252     $    28,044   $    26,384
                                          =============== =============== =============== =============

Average shares outstanding                        28,507          30,079          28,842        29,821
Dilutive stock options                                27             171              34           186
Assumed conversion of 5% convertible note            962             961             962         1,440
                                          --------------- --------------- --------------- -------------
Total                                             29,496          31,211          29,838        31,447
                                          =============== =============== =============== =============
Diluted net income per share                 $      0.30     $      0.42     $      0.94   $      0.84
                                          =============== =============== =============== =============

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

    Remainder
      of 2006            2007            2008            2009           2010
      -------            ----            ----            ----           ----
     $33,000            $67,000        $62,000         $20,000         $2,000


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

Assets Under Management

         The company reported assets under management as follows:



Table I:
                                                        Assets Under Management (in millions)
                                                      ------------------------------------------
                                                                June 30
                                                      ---------------------------      %
                                                            2005         2006      Inc. (Dec.)
                                                      -------------- ------------ --------------
Mutual Funds:
   Equities
      Open end                                              $ 7,798      $ 7,796           (0.0)%
      Closed-end                                              4,684        5,258           12.3
   Fixed Income                                                 852          863            1.3
                                                      -------------- ------------
Total Mutual Funds                                           13,334       13,917            4.4
                                                      -------------- ------------
Institutional & High Net Worth Separate Accounts:
   Equities                                                  13,189       12,270           (7.0)
   Fixed Income                                                 269           55          (79.6)
                                                      -------------- ------------
Total Institutional & High Net Worth Separate Accounts       13,458       12,325           (8.4)
                                                      -------------- ------------
Investment Partnerships                                         831          536          (35.5)
                                                      -------------- ------------
Total Assets Under Management                               $27,623      $26,778           (3.1)
                                                      ============== ============

   Equities                                                 $26,502      $25,860           (2.4)
   Fixed Income                                               1,121          918          (18.1)
                                                      -------------- ------------
Total Assets Under Management                               $27,623      $26,778           (3.1)
                                                      ============== ============



Table II:                               Fund Flows - 2nd Quarter 2006 (in millions)
                                        -------------------------------------------

                                                                            Market
                                             March 31,         Net      Appreciation /      June 30,
                                                2006       Cash Flows   (Depreciation)        2006
                                           --------------  -----------  ---------------  --------------
Mutual Funds:
    Equities                                     $13,460        ($411)             $ 5         $13,054
    Fixed Income                                     807           43               13             863
                                           --------------  -----------  ---------------  --------------
Total Mutual Funds                                14,267         (368)              18          13,917
                                           --------------  -----------  ---------------  --------------
Institutional & HNW Separate Accounts
    Equities                                      12,639         (376)               7          12,270
    Fixed Income                                      59           (5)               1              55
                                           --------------  -----------  ---------------  --------------
Total Institutional & HNW Separate Accounts       12,698         (381)               8          12,325
                                           --------------  -----------  ---------------  --------------

Investment Partnerships                              681         (155)              10             536
                                           --------------  -----------  ---------------  --------------
Total Assets Under Management                    $27,646        ($904)             $36         $26,778
                                           ==============  ===========  ===============  ==============




                                            Assets Under Management (in millions)
                                            ----------------------------------------------------------------
Table III:
                                                                                                 % Increase/(decrease)
                                                6/05       9/05     12/05      3/06      6/06      3/06        6/05
                                            ---------- ---------- --------- --------- --------- ------------ ----------
Mutual Funds
   Open end                                   $ 7,798    $ 7,959   $ 7,888   $ 8,176   $ 7,796         (4.6)%     (0.0)%
   Closed-end                                   4,684      4,851     5,075     5,284     5,258         (0.5)      12.3
   Fixed income                                   852        796       735       807       863          6.9        1.3
                                            ---------- ---------- --------- --------- ---------
Total Mutual Funds                             13,334     13,606    13,698    14,267    13,917         (2.5)       4.4
                                            ---------- ---------- --------- --------- ---------
Institutional & HNW Separate Accounts:
   Equities                                    13,189     13,129    12,382    12,639    12,270         (2.9)      (7.0)
   Fixed Income                                   269        158        84        59        55         (6.8)     (79.6)
                                            ---------- ---------- --------- --------- ---------
Total Institutional & HNW Separate Accounts    13,458     13,287    12,466    12,698    12,325         (2.9)      (8.4)
                                            ---------- ---------- --------- --------- ---------

Investment Partnerships                           831        745       634       681       536        (21.3)     (35.5)
                                            ---------- ---------- --------- --------- ---------
Total Assets Under Management                 $27,623    $27,638   $26,798   $27,646   $26,778         (3.1)      (3.1)
                                            ========== ========== ========= ========= =========


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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared To Three Months Ended June 30, 2005

Consolidated Results - Three Months Ended June 30:

                               (Unaudited; in thousands, except per share data)
                               ------------------------------------------------

                                                 2006(a)         2005(a)
                                           -------------  --------------

Revenues
  Investment advisory and incentive fees   $     53,586   $      52,336
  Commission revenue                              2,722           2,574
  Distribution fees and other income              5,351           4,908
                                           -------------  --------------
     Total revenues                              61,659          59,818
Expenses
  Compensation and related costs                 26,021          26,919
  Management fee                                  1,760           2,313
  Distribution costs                              5,329           4,535
  Reserve for settlement                         11,900               -
  Other operating expenses                        7,713           6,502
                                           -------------  --------------
     Total expenses                              52,723          40,269
                                           -------------  --------------
Operating income                                  8,936          19,549
Other income (expense)
Net gain from investments                         4,244             387
Interest and dividend income                      6,111           4,157
Interest expense                                 (3,394)         (3,275)
                                           -------------  --------------
Total other income (expense), net                 6,961           1,269
                                           -------------  --------------
Income before taxes and minority interest        15,897          20,818
Income tax provision                              7,163           7,808
Minority interest                                    93             110
                                           -------------  --------------
Net income                                 $      8,641   $      12,900
                                           =============  ==============

Net income per share:
   Basic                                   $       0.30   $        0.43
                                           =============  ==============
   Diluted                                 $       0.30   $        0.42
                                           =============  ==============

Reconciliation of Net income to Adjusted
 EBITDA:

Net income                                 $      8,641         $12,900
Interest Expense                                  3,394           3,275
Income tax provision and minority interest        7,256           7,918
Depreciation and amortization                       220             237
                                           -------------  --------------
Adjusted EBITDA(b)                         $     19,511         $24,330
                                           -------------  --------------

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

          Total revenues were $61.7 million in the second quarter of 2006 up $1.8 million or 3.1% from total revenues of $59.8 million reported in the second quarter of 2005

           For the second quarter of 2006, investment advisory fees were $53.6 million, an increase of 2.4% from the $52.3 million generated in the second quarter of 2005. Our closed-end funds revenues increased 17.0% to $10.8 million for the second quarter 2006, up from $9.2 million in the prior year's period. The increase was due to increased AUM within our closed-end funds from $4.7 billion as of second quarter 2005 to $5.3 billion as of second quarter 2006. Open-end mutual funds revenues rose 3.4% to $20.2 million from $19.5 million in the 2005 period. Institutional and high net worth separate accounts revenues increased 2.2% to $20.7 million, up from the $20.3 million reported in 2005. The 2006 period includes the recognition of $2.4 million in performance based fulcrum fees not in the year ago quarter. Investment Partnership revenues were $1.9 million, a decrease of 42.6% from the $3.3 million in the year ago quarter.

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

         Operating margin, before management fee, decreased to 17.3% for the second quarter 2006 from 36.5% in the prior year's quarter primarily due to a reserve against earnings taken in the second quarter 2006 as further described below. Excluding the reserve, the operating margin for the second quarter 2006 was 36.6%.

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

         Management fee was $1.8 million for the three months ended June 30, 2006, versus $2.3 million for the comparable 2005 period. The decrease is due to lower operating income before management fee, income taxes, and minority interest of $17.7 million for second quarter 2006 as compared to $23.1 million for second quarter 2005.

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


Consolidated Results - Six Months Ended June 30:

                (Unaudited; in thousands, except per share data)

                                                                        Adjust-
                                                  2005(a)   2006(a)(b)    ments(c)     2006(a)(d)
                                             ------------ ------------ ------------ -----------
Revenues
  Investment advisory and incentive fees     $   105,049  $   104,947       ($ 963)   $103,984
  Commission revenue                               5,039        6,173            -       6,173
  Distribution fees and other income              10,043       10,786            -      10,786
                                             ------------ ------------ ------------ -----------
     Total revenues                              120,131      121,906         (963)    120,943
Expenses
  Compensation and related costs                  52,541       51,298            -      51,298
  Management fee                                   4,519        5,127            -       5,127
  Distribution costs                              10,748       10,544            -      10,544
  Reserve for settlement                               -       11,900            -      11,900
  Other operating expenses                        13,058       14,915          189      15,104
                                             ------------ ------------ ------------ -----------
     Total expenses                               80,866       93,784          189      93,973
                                             ------------ ------------ ------------ -----------
Operating income                                  39,265       28,122       (1,152)     26,970
Other income (expense)
Net gain from investments                            982       13,597       13,772      27,369
Interest and dividend income                       7,629       11,159        1,325      12,484
Interest expense                                  (7,204)      (6,678)        (591)     (7,269)
                                             ------------ ------------ ------------------------
Total other income (expense), net                  1,407       18,078       14,506      32,584
                                             ------------ ------------ ------------ -----------
Income before taxes and minority interest         40,672       46,200       13,354      59,554
Income tax provision                              15,253       18,526        5,008      23,534
Minority interest                                     90          333        8,346       8,679
                                             ------------ ------------ ------------ -----------
Net income                                   $    25,329  $    27,341  $         -     $27,341
                                             ============ ============ ============ ===========

Net income per share:
   Basic                                     $      0.85  $      0.95  $         -       $0.95
                                             ============ ============ ============ ===========
   Diluted                                   $      0.84  $      0.94  $         -       $0.94
                                             ============ ============ ============ ===========

Reconciliation of Net income to Adjusted
 EBITDA:

Net income                                   $    25,329  $    27,341  $         -     $27,341
Interest Expense                                   7,204        6,678          591       7,269
Income tax provision and minority interest        15,343       18,859       13,354      32,213
Depreciation and amortization                        471          444            -         444
                                             ------------ ------------ ------------ -----------
Adjusted EBITDA(e)                           $    48,347  $    53,322  $    13,945     $67,267
                                             ------------ ------------ ------------ -----------

(a) As restated for the change in accounting method as described in Note A in
    Item 1 of this report on Form Q.
(b)  Under a comparable reporting methodology as in 2005 - Non-GAAP in 2006.
(c) Represents the effects of consolidation of those entities in which GBL holds a direct or indirect controlling interest and the consolidation of entities under FIN 46R and EITF 04-5 for the first quarter of 2006.
(d)  GAAP basis.
(e) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and minority interest. Adjusted EBITDA is a Non-GAAP measure and should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States nor should it be considered as an indicator of our overall financial performance. We use Adjusted EBITDA as a supplemental measure of performance as we believe it gives investors a more complete understanding of our operating results before the impact of investing and financing activities as a tool for determining the private market value of an enterprise.


          Total revenues were $120.9 million for the six months ended June 30, 2006 up $0.8 million or 0.7% from total revenues of $120.1 million reported in the prior year's period

          For the six months ended June 30, 2006, investment advisory fees were $104.0 million, a decrease of $1.1 million from the $105.0 million generated for the six months ended June 30, 2005. Further details on our six month ended June 30, 2006 investment advisory revenues included the following:

          Revenues from our closed-end fund increased 19.2% to $21.0 million for the six months ended June 30, 2006, up from $17.6 million in the prior year's period. The increase was due to increased average AUM within our closed-end funds from $4.5 billion for the first six months of 2005 to $5.3 billion for the first half of 2006, largely due to the launch of Gabelli Global Gold, Natural Resources & Income Trust (GGN) as of March 29, 2005. Open-end mutual funds revenues were $40.3 million, up 1.7% from the $39.6 million in the 2005 period. Institutional and high net worth separate accounts revenues decreased 5.4% to $40.1 million from the $42.4 million reported in 2005. Investment Partnership revenues were $2.5 million, a decrease of 52.8%, as both management fees and incentive fee revenues were lower.

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

         Operating margin, before management fee, decreased to 26.5% for the six months ended June 30, 2006 from 36.4% in the prior year's period primarily due to a reserve against earnings taken in the second quarter 2006 as previously described. Excluding the reserve, the operating margin for the six month period ended June 30, 2006 was 36.4%.

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

          Minority interest had an increase of $8.6 million as a result of the consolidation of entities in which GAMCO holds a direct or indirect controlling interest under FIN46R and EITF 04-5 during 2006.

          For the six months ended June 30, 2006, interest expense increased $0.1 million to $7.3 million.

          Management fee was $5.1 million for the six months ended June 30, 2006, versus $4.5 million for the comparable 2005 period. The increase is due to higher operating income before management fee, income taxes, and minority interest of $64.7 million for the six months ended June 30, 2006, as compared to $45.2 million for the comparable 2005 period.

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

         Summary cash flow data is as follows:
                                                    Six Months Ended June 30,
                                               ---------------------------------
                                                     2005(a)          2006(a)
                                               ---------------- ----------------
Cash flows used in:                                       (in thousands)
   Operating activities                           $(44,805)         $(27,097)
   Investing activities                             (4,960)           (1,767)
   Financing activities                            (15,874)          (26,429)
                                               ---------------- ----------------
   Decrease                                        (65,639)          (55,293)
   Net increase in cash from investment
     partnerships and offshore funds
     consolidated under FIN 46R and EITF 04-5            -             1,550
   Effect of exchange rates on cash and cash
     equivalents                                       (44)              (64)
   Cash and cash equivalents at beginning of
     period                                        257,096           170,659
                                               ---------------- ----------------
   Cash and cash equivalents at end of period     $191,413          $116,852
                                               ================ ================

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

         Cash used in operating activities was $27.1 million in the first six months of 2006 principally resulting from $450.8 million in purchases of investments in securities, a $27.0 million increase in receivable from brokers, $10.0 million in purchases of investments in partnerships and affiliates and $36.5 million from the net effects of the FIN 46R and EITF 04-5 consolidation. This was partially offset by $27.3 million in net income, proceeds from sales of investments in securities of $451.0 million, $7.9 million in distributions from investments in partnerships and affiliates and an increase in compensation payable of $7.9 million. Excluding the net effects of the consolidation of investment partnerships and offshore funds, our cash provided by operating activities was $9.4 million.

         Cash used in investing activities, related to purchases and sales of available for sale securities, was $1.8 million in the first six months of 2006.

         Cash used in financing activities in the first six months of 2006 was $26.4 million. The decrease in cash principally resulted from the repurchase of our class A common stock under the Stock Repurchase Program of $52.3 million partially offset by a $27.2 million in contributions by partners into our investment partnerships. Excluding the net effects of the consolidation of investment partnerships and offshore funds, our net cash used in financing activities was $0.8 million.

         Cash used in operating activities was $44.8 million in the first six months of 2005 principally resulting from $535.1 million in purchases of investments in securities, a $18.7 million increase in receivable from brokers and a $6.8 million decrease in income taxes payable partially offset by $473.4 million in proceeds from sales of investments in securities, $25.3 million in net income, a $11.2 million decrease in investment advisory fees receivable and a $3.2 million increase in compensation payable.

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

Part II:  Other Information

      Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          The following table provides information with respect to the shares of common stock we repurchased during the three months ended June 30, 2006:


                                               (c) Total Number of     (d) Maximum
                  (a) Total    (b) Average      Shares Repurchased as  Number of Shares
                  Number of    Price Paid Per   Part of Publicly       That May Yet Be
                  Shares       Share, net of    Announced Plans or     Purchased Under the
Period            Repurchased  Commissions      Programs               Plans or Programs
--------------------------------------------------------------------------------------------
4/01/06 - 4/30/06            -          -                  -               804,261
5/01/06 - 5/31/06      413,400     $37.04             413,400              790,861
6/01/06 - 6/30/06       76,000     $34.11              76,000              714,861
                  -------------                ------------------
Totals                 489,400                        489,400
                  =============                ==================



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


      Item 4.  Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders of GAMCO Investors, Inc. was held in Greenwich, Connecticut on May 8, 2006. At that meeting, the stockholders considered and acted upon the following matter:

               THE ELECTION OF DIRECTORS. The stockholders elected the following individuals to serve as directors until the 2007 annual meeting of stockholders and until their respective successors are duly elected and qualified. All of the nominees were elected with the following votes cast:


               Nominees                     For              Withheld
               --------                     ---              --------
               Edwin L. Artzt           232,832,610         1,385,513
               Richard L. Bready        234,149,101            69,022
               John C. Ferrara          234,142,210            75,913
               John D. Gabelli          232,536,392         1,681,731
               Mario J. Gabelli         232,552,342         1,665,781
               Karl Otto Pohl           232,599,849         1,618,274
               Robert S. Prather, Jr.   234,047,756           170,367
               Vincent S. Tese          234,046,830           171,293

      Item 6.  (a)  Exhibits

                    4.1 Fourth Amendment to the Note Purchase Agreement dated as of June 30, 2006. (Incorporated by reference to Exhibit 99.1 of the Company's Report on Form 8-K dated June 30, 2006.)

                    4.2 $50 Million Convertible Promissory Note. (Incorporated by reference to Exhibit 99.2 of the Company's Report on Form 8-K dated June 30, 2006.)

                   10.1 Exchange and Standstill Agreement dated May 31, 2006 (Incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q dated August 8, 2006.)

                   10.2 Registration Rights Agreement dated May 31, 2006 (Incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-Q dated August 8, 2006.)

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


                                                GAMCO INVESTORS, INC.
                                         --------------------------------------
                                                    (Registrant)


         November 9, 2006                /s/ John C. Ferrara
         ------------------------        --------------------------------------
         Date                            John C. Ferrara
                                         Interim Chief Financial Officer