Form 10-Q
period 2006-09-30
GAMCO INVESTORS, INC. ET AL
filed 2006-11-09
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                    ---------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
                               ------------------
                                       or

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
Large accelerated filer       Accelerated filer  X   Non-accelerated filer
                        -----                  -----                       -----

Indicate by check mark whether the registrant is a shell company (as defined in
Exchange Act Rule 12b-2).  Yes        No   X
                               -----     -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

                 Class                        Outstanding at October 31, 2006
                 -----                        -------------------------------
Class A Common Stock, .001 par value                           7,470,398
Class B Common Stock, .001 par value                          20,769,237

                                      INDEX
                                      -----

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES


PART I.      FINANCIAL INFORMATION
-------      ---------------------


Item 1.      Financial Statements (Unaudited)

             Condensed Consolidated Statements of Income:
             -   Three months ended September 30, 2006 and 2005
             -   Nine months ended September 30, 2006 and 2005

             Condensed Consolidated Statements of Financial Condition:
             -   December 31, 2005 (Audited)
             -   September 30, 2006
             -   September 30, 2005

             Condensed Consolidated Statements of Stockholders' Equity and
              Comprehensive Income:
             -   Three months ended September 30, 2006 and 2005
             -   Nine months ended September 30, 2006 and 2005

             Condensed Consolidated Statements of Cash Flows:
             -   Three months ended September 30, 2006 and 2005
             -   Nine months ended September 30, 2006 and 2005

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 6.      Exhibits


SIGNATURES

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (In thousands, except per share data)




                                                               Three Months Ended                Nine Months Ended
                                                                 September 30,                     September 30,
                                                         -----------------------------------------------------------------
                                                             2006             2005(a)          2006             2005(a)
                                                             ----             -------          ----             -------

Revenues
  Investment advisory and incentive fees                   $ 49,751          $ 52,019        $153,735          $157,068
  Commission revenue                                          2,800             3,259           8,973             8,298
  Distribution fees and other income                          5,443             5,428          16,229            15,471
                                                           ---------         ---------       ---------         ---------
     Total revenues                                          57,994            60,706         178,937           180,837
Expenses
  Compensation and related costs                             24,161            24,972          75,459            77,513
  Management fee                                              3,026             3,240           8,153             7,759
  Distribution costs                                          5,024             5,175          15,568            15,923
  Other operating expenses                                    7,563             7,019          22,667            20,077
  Reserve for settlement                                          -                 -          11,900                 -
                                                           ---------         ---------       ---------         ---------
     Total expenses                                          39,774            40,406         133,747           121,272

Operating income                                             18,220            20,300          45,190            59,565
Other income (expense)
  Net gain from investments                                   4,663             6,937          32,032             7,919
  Interest and dividend income                                7,665             5,216          20,149            12,845
  Interest expense                                           (3,368)           (3,298)        (10,637)          (10,502)
                                                           ---------         ---------       ---------         ---------
     Total other income, net                                  8,960             8,855          41,544            10,262
                                                           ---------         ---------       ---------         ---------

Income before income taxes and minority interest             27,180            29,155          86,734            69,827
  Income tax provision                                       10,192            10,933          33,726            26,186
  Minority interest                                             104               176           8,783               266
                                                           ---------         ---------       ---------         ---------

    Net income                                             $ 16,884          $ 18,046        $ 44,225          $ 43,375
                                                           =========         =========       =========         =========

Net income per share:
  Basic                                                      $ 0.60            $ 0.60          $ 1.54            $ 1.45
                                                           =========         =========       =========         =========

  Diluted                                                    $ 0.59            $ 0.59          $ 1.53            $ 1.43
                                                           =========         =========       =========         =========

Weighted average shares outstanding:
  Basic                                                      28,254            29,935          28,647            29,859
                                                           =========         =========       =========         =========

  Diluted                                                    29,235            31,079          29,644            31,323
                                                           =========         =========       =========         =========


Dividends declared:                                          $ 0.03            $ 0.02          $ 0.09            $ 0.06
                                                           =========         =========       =========         =========

(a)    As restated for the change in accounting method as described in note A in item 1 of this report on Form Q.

See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except per share data)

                                                                          December 31,      September 30,     September 30,
                                                                              2005(a)           2006             2005(a)
                                                                         --------------------------------------------------
ASSETS                                                                                                (Unaudited)

Cash and cash equivalents, including restricted cash of
  $2,503, $2,056 and $2,483                                                $ 170,659         $ 112,089         $ 205,050
Investments in securities, including restricted securities of
  $52,219, $51,461 and $51,731                                               401,216           454,528           391,484
Investments in partnerships and affiliates                                    91,971           107,555            90,241
Receivable from brokers                                                        8,545            49,149             8,692
Investment advisory fees receivable                                           22,098            10,754            11,105
Other assets                                                                  26,443            20,373            26,828
                                                                           ----------        ----------        ----------

     Total assets                                                          $ 720,932         $ 754,448         $ 733,400
                                                                           ==========        ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers                                                         $       4         $   3,724         $      86
Income taxes payable, including deferred taxes of $1,699, ($287),
  and $1,713.                                                                 10,097             5,353             5,408
Compensation payable                                                          27,820            40,381            36,614
Capital lease obligation                                                       2,992             2,837             3,039
Securities sold, not yet purchased                                                 -               167               337
Accrued expenses and other liabilities                                        17,489            31,429            19,224
                                                                           ----------        ----------        ----------

     Total operating liabilities                                              58,402            83,891            64,708
                                                                           ----------        ----------        ----------

5.5% Senior notes (due May 15, 2013)                                         100,000           100,000           100,000
6% Convertible note (conversion price, $53.00 per share;
  note due August 14, 2011)(b)                                                50,000            50,000            50,000
5.22% Senior notes (due February 17, 2007)                                    82,308            82,308            82,308
                                                                           ----------        ----------        ----------

     Total liabilities                                                       290,710           316,199           297,016

Minority interest                                                              6,147            20,218             5,915

Stockholders' equity
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
  9,648,339, 12,022,762 and 9,640,339 issued, respectively; 6,414,517,
  7,458,608 and 6,733,317
  outstanding, respectively                                                       10                10                10
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
  23,128,500, 23,128,500 and 23,128,500
  issued, respectively; 23,128,500, 20,781,027 and 23,128,500                     23                23                23
  outstanding, respectively
Additional paid-in capital                                                   226,353           228,880           235,735
Retained earnings                                                            329,036           370,613           309,782
Accumulated comprehensive gain                                                   526             4,803             2,171
Treasury stock, at cost (3,233,822, 4,564,154 and 2,907,022
  shares, respectively)                                                     (131,873)         (186,298)         (117,252)
                                                                           ----------        ----------        ----------
     Total stockholders' equity                                              424,075           418,031           430,469
                                                                           ----------        ----------        ----------

Total liabilities and stockholders' equity                                 $ 720,932         $ 754,448         $ 733,400
                                                                           ==========        ==========        ==========

(a) As restated for the change in accounting method as described in note A in item 1 of this report on Form Q.

(b) Convertible note was 5% with a conversion price of $52 per share for December 31, 2005 and September 30, 2005. See accompanying notes.



See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                    UNAUDITED
                                 (In thousands)


                                                                    Three Months Ended                Nine Months Ended
                                                                      September 30,                     September 30,
                                                              -----------------------------------------------------------------
                                                                  2006             2005(a)          2006             2005(a)
                                                                  ----             -------          ----             -------

Stockholders' equity - beginning of period                     $ 401,453         $ 416,832       $ 424,075         $ 334,878
  Cumulative effect of change in accounting principle                  -                 -               -              (178)
  Beginning balance, as restated                                 401,453           416,832         424,075           343,700
Comprehensive income:
  Net income                                                      16,884            18,046          44,225            43,375
  Foreign currency translation adjustments                            13                (9)            (40)               25
  Net unrealized (loss) gain on securities available for sale      2,367               316           4,234             2,199
                                                               ----------        ----------      ----------        ----------
Comprehensive income                                              19,264            18,353          48,419            45,421

Dividends declared                                                  (847)             (599)         (2,565)           (1,933)
Stock option expense                                                  17                 -              37             2,760
Proceeds from settlement of purchase contracts                         -                 -               -            70,567
Excess tax benefit for exercised stock options                         -                 -           1,782                 -
Exercise of stock options including tax benefit                      290               648             708             1,388
Capitalized costs                                                      -               (16)              -               (31)
Purchase of treasury stock                                        (2,146)           (4,749)        (54,425)          (22,581)
                                                               ----------        ----------      ----------        ----------
Stockholders' equity - end of period                           $ 418,031         $ 430,469       $ 418,031         $ 430,469
                                                               ----------        ----------      ----------        ----------

(a) As restated for the change in accounting method as described in note A in item 1 of this report on Form Q.

See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                    Three Months Ended                Nine Months Ended
                                                                      September 30,                     September 30,
                                                              -----------------------------------------------------------------
                                                                  2006             2005(a)          2006             2005(a)
                                                                  ----             -------          ----             -------

Operating activities
Net income                                                       $16,884          $18,046          $44,225          $43,375
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
Equity in gains from partnerships and affiliates                  (2,471)          (2,540)          (7,417)          (5,236)
Depreciation and amortization                                        221              298              665              769
Stock-based compensation expense                                      16                -               36            2,760
Tax benefit from exercise of stock options                            79              133              166              287
Foreign currency loss                                                 14               (6)              44              196
Other-than-temporary loss on available for sale securities             -                -               56            3,301
Impairment of goodwill                                                 -                -                -            1,127
Minority interest in net income of consolidated subsidiaries         143              176              438              266
Realized gains on sales of available for sale securities, net          -                -             (442)               -
Realized gains on sales of investments in securities, net         (4,045)          (5,228)         (13,197)          (6,995)
Change in unrealized value of investments in securities, net        (953)          (1,082)          (3,542)          (4,644)
Excess tax benefit adjustment                                          -                -            1,782                -
(Increase) decrease in operating assets:
   Purchases of investments in securities                       (241,332)        (216,940)        (692,164)        (752,041)
   Proceeds from sales of investments in securities              237,916          196,531          688,948          669,923
   Receivables from affiliates                                      (487)            (216)           4,952              364
   Investments in partnerships and affiliates                    (10,353)          (3,058)         (20,412)         (13,741)
   Distributions from partnerships and affiliates                  3,925            1,074           11,848           18,076
   Investment advisory fees receivable                               449            3,105           11,228           14,332
   Receivable from brokers                                       (11,058)          15,582          (38,063)          (3,154)
   Other assets                                                      567              710              536           (1,021)
Increase (decrease) in operating liabilities:
   Payable to brokers                                              1,720               85            1,906             (216)
   Income taxes payable                                            2,028            2,479           (7,348)          (4,316)
   Compensation payable                                            3,878            6,189           11,809            9,399
   Accrued expenses and other liabilities                          2,350            3,687           12,791            1,409
Effects of consolidation of investment partnerships and
  offshore funds consolidated under FIN 46R and EITF 04-5:
   Realized gains on sales of investments in securities and
     securities sold short, net                                     (234)               -          (12,232)               -
   Change in unrealized value of investments in securities and
     securities sold short, net                                      240                -           (4,521)               -
   Equity in gains from partnerships and affiliates                 (306)               -             (330)               -
   Purchases of investments in securities and securities sold
     short                                                       (11,001)               -         (657,296)               -
   Proceeds from sales of investments in securities and
     securities sold short                                         9,659                -          638,054                -
   Investments in partnerships and affiliates                       (100)               -           (1,904)               -
   Distributions from partnerships and affiliates                    191                -              224                -
   Investment advisory fees receivable                                19                -              117                -
   Increase in receivable from brokers                             1,399                -           (8,358)               -
   Decrease in other assets                                          172                -              559                -
   Increase in payable to brokers                                    (33)               -            7,597                -
   Decrease in accrued expenses and other liabilities                 (6)               -          (12,998)               -
   Income related to investment partnerships and offshore
     funds consolidated under FIN 46R and EITF 04-5, net              84                -           14,721
                                                                ---------        ---------        ---------         ---------
Total adjustments                                                (17,309)             979          (71,747)          (69,155)
                                                                ---------        ---------        ---------         ---------
Net cash provided by (used in) operating activities                 (425)          19,025          (27,522)          (25,780)
                                                                ---------        ---------        ---------         ---------

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)


                                                                    Three Months Ended                Nine Months Ended
                                                                      September 30,                     September 30,
                                                              -----------------------------------------------------------------
                                                                  2006             2005(a)          2006             2005(a)
                                                                  ----             -------          ----             -------

Investing activities
Purchases of available for sale securities                        (1,680)            (560)          (4,933)           (5,520)
Proceeds from sales of available for sale securities                   -                -            1,486                 -
                                                                ---------        ---------        ---------         ---------
Net cash used in investing activities                             (1,680)            (560)          (3,447)           (5,520)
                                                                ---------        ---------        ---------         ---------

Financing activities
Dividend paid to minority stockholders of subsidiary                   -                -                -              (544)
Contributions related to investment partnerships and offshore
  funds consolidated under FIN 46R and EITF 04-5, net                (89)               -           27,147                 -
Accrual for settlement of minority interest                            -               36                -                36
Proceeds from exercise of stock options                              210              515              542             1,100
Repurchase of 5% convertible note                                      -                -                -           (50,000)
Dividends paid                                                      (847)            (599)          (2,565)          (19,235)
Proceeds from settlement of purchase contracts                         -                -                -            70,568
Capitalized costs                                                      -              (16)               -               (31)
Purchase of treasury stock                                        (2,146)          (4,748)         (54,425)          (22,580)
                                                                ---------        ---------        ---------         ---------
Net cash used in financing activities                             (2,872)          (4,812)         (29,301)          (20,686)
                                                                ---------        ---------        ---------         ---------
Net increase in (decrease in) cash and cash equivalents           (4,977)          13,653          (60,270)          (51,986)
Net increase in cash from partnerships and offshore funds
  consolidated under FIN 46R and EITF 04-5                           204                -            1,754                -
Effect of exchange rates on cash and cash equivalents                 10              (16)             (54)              (60)
                                                                ---------        ---------        ---------         ---------
Cash and cash equivalents at beginning of period                 116,852          191,413          170,659           257,096
                                                                ---------        ---------        ---------         ---------
Cash and cash equivalents at end of period                      $112,089         $205,050         $112,089          $205,050
                                                                =========        =========        =========         =========

(a) As restated for the change in accounting method as described in note A in item 1 of this report on Form Q.

See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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

Changes in Accounting Policy

       GAMCO has voluntarily changed its accounting method to recognize management fee revenues on closed-end preferred shares at the end of the measurement period, effective January 1, 2006. Unlike most money management firms, GAMCO does not charge fees on leverage in its closed-end funds unless the total return to the common shareholders (of the closed-end fund at year-end) exceeds the dividend rate of the preferred shares. In 2005, GAMCO recognized these revenues during each interim reporting period if and when the total return to common shareholders of the closed-end fund exceeded the dividend rate of the preferred shares. Under this method, management fee revenues recognized in prior interim periods during the measurement period were subject to possible reversal in subsequent periods during that measurement period. Had this method not changed, we would have recorded approximately $3.1 million in management fee revenues on closed-end preferred shares for the three month period ended September 30, 2006.

       In addition, GAMCO has changed its accounting method to recognize incentive fee revenues on investment partnerships at the end of the measurement period, effective January 1, 2006. Previously, GAMCO recognized these revenues during each interim reporting period. Under this method, incentive fee revenues recognized in prior interim periods during the measurement period were subject to possible reversal in subsequent periods during the measurement period. Had this method not changed, we would have recorded approximately $0.9 million in incentive fee revenues on investment partnerships for the three month period ended September 30, 2006.

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

       Under SFAS No. 154 "Accounting Changes and Error Correctins," which GAMCO adopted on January 1, 2006, a voluntary change in accounting principle requires retrospective application to each period presented as if the different accounting principle had always been used and requires an adjustment at the beginning of the first period presented for the cumulative effect of the change to the new accounting principle. Whereas some investment partnerships have a fiscal year-end differing from GAMCO's fiscal year-end, there is an adjustment for the cumulative effect of a change to the accounting principle at January 1, 2005 and a change in full year 2005 revenues and net income from what was previously reported. Therefore, this change in accounting principle will result in a reduction of revenues of approximately $1.2 million in the first quarter of 2005, approximately $23,000 in the second quarter of 2005, $5.5 million in the third quarter of 2005 and an increase in revenues of $7.7 million in the fourth quarter of 2005.

                                                               Quarter Ended (a)
                                March 31, 2005     June 30, 2005     September 30, 2005   December 31, 2005
                                ----------------------------------------------------------------------------
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

       In April 2006, the FASB issued FSP FIN 46R-6 "Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)." The FSP addresses certain major implementation issues related to FIN 46R, specifically how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The FSP is effective as of the beginning of the first day of the first reporting period beginning after September 15, 2006. The Company plans to adopt this Statement on January 1, 2007. The adoption is not expected to have a material impact on the Company's future consolidated financial statements.

       In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" which is an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expect to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this Statement on January 1, 2007. The materiality of the adoption on the Company's future consolidated financial statements is not known at this time.

       In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurement." The statement provides guidance for using fair value to measure assets and liabilities. The statement provides guidance to companies about the extent to which to measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. Although early adoption is permitted, the statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company plans to adopt this Statement on January 1, 2007. The adoption is not expected to have a material impact on the Company's future consolidated financial statements.

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

       There were no losses in the three month period ended September 30, 2006 and $0.1 million in losses for the nine month period ended September 30, 2006 on AFS securities deemed to be other than temporary which were recorded in the statement of income. There were no losses in the three month period ended September 30, 2005 and $3.3 million in losses for the nine month period ended September 30, 2005 on AFS securities deemed to be other than temporary which were recorded in the statement of income.

       The losses related to AFS securities in the nine month period ended September 30, 2005 were partially offset by gains related to our $100,000 venture capital investment in optionsXpress Holdings, Inc. (Nasdaq: OXPS) made in 2001 through our 92% owned subsidiary, Gabelli Securities, Inc. OXPS completed its initial public offering during the first quarter of 2005. We recorded a total gain of $4.9 million on OXPS for the first nine months of 2005, of which $2.7 million was recognized during the third quarter of 2005. For the nine month period ended September 30, 2006, we recorded a gain of $0.5 million on OXPS, none of which was recorded in the third quarter of 2006.

       At September 30, 2006 and September 30, 2005, the market value of investments available for sale was $92.6 million and $82.0 million, respectively. An unrealized gain in market value, net of management fee and taxes, of $4.7 million and $2.1 million has been included in stockholders' equity for September 30, 2006 and September 30, 2005, respectively. The unrealized gain in the nine month period ended September 30, 2005 included an increase of $1.9 million, net of management fee and taxes, from the write down of available for sale securities when these losses were reclassified from comprehensive loss within stockholders' equity to current period statement of income for the nine months ended September 30, 2005.

       There were no sales of investments available for sale for the three month period ended September 30, 2006 or for the three and nine month periods ended September 30, 2005. Proceeds from sales of investments available for sale were approximately $1.5 million for the nine month period ended September 30, 2006.

C.  Investments in Partnerships and Affiliates

       Beginning January 1, 2006, the provisions of FASB Interpretation No. 46R ("FIN 46R") and Emerging Issue Task Force 04-5 ("EITF 04-5") require consolidation of the majority of our investment partnerships and offshore funds managed by our subsidiaries into our consolidated financial statements. However, since we amended the agreements of certain investment partnerships and an offshore fund on March 31, 2006, FIN46R and EITF 04-5 only required us to consolidate these entities on our income statement and statement of cash flows for the first quarter 2006. We were not required to consolidate these entities on our balance sheet at March 31, 2006. In addition, these partnerships and offshore funds, for which the agreements were amended, are not required to be consolidated within our statement of income and statement of cash flows or on our balance sheet in the second quarter or future periods. However, for the nine months ended September 30, 2006, the consolidation of these entities for the first quarter 2006 does affect the classification of income between operating and other income. As a result, we have provided our results for the nine month period through September 30, 2006 before adjusting for FIN46R and EITF 04-5, in management's discussion and analysis, as we believe this basis is comparable to our reported results for the nine months ended September 30, 2005.

       We consolidated five other investment partnerships and two offshore funds in which we have a direct or indirect controlling financial interest as of and for the three and nine months ended September 30, 2006. These entities have been consolidated within our financial statements for the three and nine month periods ended September 30, 2006 and will continue to be consolidated in future periods as long as we continue to maintain a direct or indirect controlling financial interest. In addition to minor FIN 46R and EITF 04-5 adjustments to the statement of income and statement of cash flows for the three and nine month periods ended September 30, 2006 related to these entities, the consolidation of these entities also resulted in minor adjustments to our statement of financial condition at September 30, 2006. The consolidation of these entities on the statement of financial condition has increased assets by $16.5 million, liabilities by $2.9 million and minority interest by $13.6 million. Prior to consolidation of these entities, our investments in these entities were reflected within investments in partnerships and affiliates on the statement of financial condition and accounted for under the equity method.

       For the three and nine months ended September 30, 2006, the consolidation of these entities had no impact on net income but did result in (a) the elimination of revenues and expenses which are now intercompany transactions;
(b) the recording of all the partnerships' operating expenses of these entities including those pertaining to third-party interests; (c) the recording of all other income of these entities including those pertaining to third-party interests; (d) recording of income tax expense of these entities including those pertaining to third party interests and (e) the recording of minority interest which offsets the net amount of any of the partnerships' revenues, operating expenses, other income and income taxes recorded in these respective line items which pertain to third-party interest in these entities. While this had no impact on net income, the consolidation of these entities does affect the classification of income between operating and other income.

D.  Earnings Per Share

       The computations of basic and diluted net income per share are as follows:

                                                          Three Months Ended          Nine Months Ended
                                                            September 30,               September 30,
(in thousands, except per share amounts)                  2006          2005(a)       2006         2005(a)
                                                          ----          -------       ----         -------
Basic:
Net income                                            $  16,884     $  18,046     $  44,225    $  43,375
                                                      ==========    ==========    =========    =========
Average shares outstanding                               28,254        29,935        28,644       29,859
                                                      ==========    ==========    =========    =========
Basic net income per share                            $    0.60     $    0.60     $    1.54    $    1.45
                                                      ==========    ==========    =========    =========


Diluted:
Net income                                            $  16,884     $  18,046     $  44,225    $  43,375
Add interest expense on 5% convertible note,
  net of management fee and taxes                           289           352         1,067        1,406
                                                      ----------    ----------    ---------    ---------
Total                                                 $  17,173     $  18,398     $  45,292    $  44,781
                                                      ==========    ==========    =========    =========

Average shares outstanding                               28,254        29,935        28,644       29,859
Dilutive stock options                                       22           182            30          185
Assumed conversion of 5% convertible note                   959           962           961        1,279
                                                      ----------    ----------    ---------    ---------
Total                                                    29,235        31,079        29,635       31,323
                                                      ==========    ==========    =========    =========
Diluted net income per share                          $    0.59     $    0.59     $    1.53    $    1.43
                                                      ==========    ==========    =========    =========

(a) As restated for the change in accounting method as described in note A in item 1 of this report on Form Q.


E.  Stockholders' Equity

       Shares outstanding on September 30, 2006 were 28,239,635, approximately 0.2% lower than the June 30, 2006 outstanding shares of 28,290,085, and approximately 5.4% lower than the 29,861,817 shares outstanding on September 30, 2005. Fully diluted shares outstanding for the third quarter of 2006 were 29,235,083 approximately 0.9% lower than second quarter 2006 fully diluted shares of 29,495,759 and approximately 5.9% lower than our fully diluted shares of 31,079,413 for the third quarter 2005.

       In June 2006, the holders of 2,347,473 Class B shares exchanged their Class B shares for an equal number of Class A shares. 2,071,635 of these Class A shares are subject to a lockup period of two years, beginning on the date of registration of the shares with the SEC. On the first day of every month during the lockup period, one-twenty fourth (1/24th) of these 2,071,635 Class A shares are freed from the lockup restrictions and thereafter may be sold in the public markets or otherwise disposed of. As of September 30, 2006, there were 7,458,608 of Class A shares outstanding compared to 7,509,085 shares outstanding at June 30, 2006.

       On August 10, 2006, the Board of Directors declared a quarterly dividend of $0.03 per share that was paid on September 28, 2006 to shareholders of record on September 15, 2006.

Stock Award and Incentive Plan

       Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 in accordance with the transition and disclosure provisions under SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure."

       We adopted SFAS 123 (R) on January 1, 2005. In light of our modified prospective adoption of the fair value recognition provisions of SFAS 123 (R) for all grants of employee stock options, the adoption of SFAS 123 (R) did not have a material impact on our consolidated financial statements. During June 2005, we announced that our Board of Directors approved the accelerated vesting of all unvested stock options. In accordance with Statement of Financial Accounting Standards ("SFAS") 123(R), the acceleration of vesting resulted in the recognition of approximately $1.8 million of incremental compensation expense during the second quarter 2005. In the second quarter of 2006, we recognized a tax benefit from previously exercised stock options of $1.8 million. For the three months ended September 30, 2006, we recognized stock-based compensation expense of approximately $16,000 and for the three months ended September 30, 2005, we did not recognize any stock-based compensation expense. For the nine months ended September 30, 2006 and 2005, we recognized stock-based compensation expense of approximately $36,000 and $2.8 million, respectively. The total compensation costs related to non-vested awards not yet recognized is approximately $0.2 million. This will be recognized as expense in the following periods:

            Remainder
             of 2006        2007        2008        2009        2010
             -------        ----        ----        ----        ----
             $17,000     $67,000     $62,000     $20,000      $2,000

       Proceeds from the exercise of 11,950 and 19,275 stock options were approximately $210,000 and $515,000 for the three months ended September 30, 2006 and 2005, respectively, resulting in a tax benefit to GAMCO of $79,000 and $133,000 for the respective periods. Proceeds from the exercise of 26,950 and 41,500 stock options were approximately $542,000 and $1,100,000 for the nine months ended September 30, 2006 and 2005, respectively, resulting in a tax benefit to GAMCO of $166,000 and $287,000 for the respective periods.

Stock Repurchase Program

       In the third quarter of 2006, we repurchased 62,400 shares at an average investment of $34.38. The total amount of shares currently available to be repurchased under the program is approximately 653,000 shares at September 30, 2006. Since our buyback program was initiated in March 1999, 4,664,958 class A common shares have been repurchased through September 30, 2006 at an average investment of $39.45 per share.

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

       In June 2006, GAMCO and Cascade Investments L.L.C. ("Cascade") agreed to amend the terms of the $50 million convertible note maturing in August 2011. Effective September 15, 2006, the rate on the note increased from 5% to 6% while the conversion price was raised to $53 per share from $52 per share. In addition, the exercise date of Cascade's put option was extended to May 15, 2007, the expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving GAMCO the right to redeem the note at 101% of its principle amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions.

G.  Goodwill

       In accordance with SFAS 142 "Accounting for Goodwill and Other Intangible Assets," we assess the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant. There was no impairment charge recorded for the three month or nine month periods ended September 30, 2006. During the first quarter of 2005, assets under management for our fixed income business decreased approximately 42% from the beginning of the year, triggering under our accounting policies the need to reassess goodwill for this 80% owned subsidiary. Using a present value cash flow method, we reassessed the recoverability of goodwill for this entity and determined that the value of the entity no longer justified the amount of goodwill. Accordingly, we recorded a charge of $1.1 million during the first quarter of 2005 for the impairment of goodwill that represented the entire amount of goodwill for this entity. At September 30, 2006, there remains $3.5 million, included in other assets, of goodwill related to our 92% owned subsidiary, Gabelli Securities, Inc.

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

       In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), which provides accounting and disclosure requirements for certain guarantees. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We indemnify our clearing brokers for losses they may sustain from the customer accounts introduced by our broker-dealer subsidiaries. In accordance with NYSE rules, customer balances are typically collateralized by customer securities or supported by other recourse provisions. In addition, we further limit margin balances to a maximum of 25% versus 50% permitted under Regulation T of the Federal Reserve Board and exchange regulations. At September 30, 2006 and September 30, 2005, the total amount of customer balances subject to indemnification (i.e. margin debits) was immaterial. The Company also has entered into arrangements with various other third parties which provide for indemnification against losses, costs, claims and liabilities arising from the performance of their obligations under our agreement, except for gross negligence or bad faith. The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote. Utilizing the methodology in FIN 45, our estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the financial statements.

I.  Subsequent Events

       On November 7, 2006, our Board of Directors authorized the repurchase of an additional 400,000 shares of our Class A common stock, bringing the total available authorization to approximately 1,052,000 shares.

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (INCLUDING
                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK)

Overview

       GAMCO Investors, Inc. (formerly Gabelli Asset Management Inc.) (NYSE:
GBL) is a widely recognized provider of investment advisory services to mutual funds, institutional and high net worth investors, and investment partnerships. The Gabelli brand represents our absolute return, research driven Value style that focuses on our unique Private Market Value with a Catalyst (TM) investment approach. In addition to our Value products, we offer our clients a broad array of investment strategies under the GAMCO brand that include growth, international, convertible, non-market correlated, and fixed income products. Through Gabelli & Company, Inc., we provide our institutional equity research reports and services to institutional clients and investment partnerships.

       Since 1977, we have been identified with and enhanced the "value" style approach to investing. Our investment objective is to earn a superior risk-adjusted return for our clients over the long-term through our proprietary fundamental equity research. By earning returns for our clients, we will be earning returns for all our constituents. We generally manage assets on a discretionary basis and invest in a variety of U.S. and international securities.

       As part of our re-branding initiative to accelerate growth, our corporate name change to GAMCO Investors, Inc. became effective August 29, 2005. Since the firm was founded in 1977, GAMCO has been the name of our asset management business, representing our institutional and high net worth effort. We believe changing our corporate name to GAMCO helps us achieve our vision for assets entrusted to us, that is, to earn a superior return for our clients by providing various value-added (alpha) products. GAMCO is a more inclusive parent company name, and more appropriately represents the various investment strategies and asset management brands contributing to the continued growth of our company. As part of this initiative, the directors of our mutual funds approved (November
2005) the name change of the Growth, the Global Series, Gold, International Growth, and Mathers to GAMCO from Gabelli, which became effective in December 2005. The funds that reflect the Private Market Value with a Catalyst(TM) approach will continue under the Gabelli brand.

       Our revenues are highly correlated to the level of assets under management and fees associated with our various investment products, rather than our own corporate assets. Assets under management, which are directly influenced by the level and changes of the overall equity markets, can also fluctuate through acquisitions, the creation of new products, the addition of new accounts or the loss of existing accounts. Since various equity products have different fees, changes in our business mix may also affect revenues. At times, the performance of our equity products may differ markedly from popular market indices, and this can also impact our revenues. It is our belief that general stock market trends will have the greatest impact on our level of assets under management and hence, revenues. This becomes increasingly likely as the base of assets grows.

       We conduct our investment advisory business principally through: GAMCO Asset Management Inc. (Separate Accounts), Gabelli Funds, LLC (Mutual Funds) and Gabelli Securities, Inc. (Investment Partnerships). We also act as an underwriter, are a distributor of our open-end mutual funds and provide institutional research through Gabelli & Company, Inc., our broker-dealer subsidiary.

       Assets Under Management (AUM) were $26.6 billion as of September 30, 2006, nominally lower than June 30, 2006 AUM of $26.8 billion and 3.8% lower than September 30, 2005 AUM of $27.6 billion. Equity assets under management were $25.9 billion on September 30, 2006, remaining level with June 30, 2006 equity assets of $25.9 billion, but 3.1% lower than the $26.7 billion on September 30, 2005. Our equity closed-end funds reached record AUM of $5.3 billion on September 30, 2006, slightly above AUM at June 30, 2006 and 9.8% higher than the $4.9 billion on September 30, 2005. Our equity open-end funds were $7.9 billion in AUM on September 30, 2006, 0.7% above the $7.8 billion level on June 30, 2006 and 1.3% lower than the $8.0 billion on September 30, 2005. Our institutional and high net worth business had AUM of $12.2 billion in separately managed equity accounts on September 30, 2006, 0.6% lower than the $12.3 billion on June 30, 2006, and 7.1% lower than the $13.1 billion on September 30, 2005. AUM in our investment partnerships were $488 million versus $536 million on June 30, 2006 and $745 million on September 30, 2005. Fixed income AUM, primarily money market mutual funds, totaled $737 million on September 30, 2006, down 19.7% from the June 30, 2006 AUM of $918 million, and 22.7% lower than fixed income AUM of $954 million on September 30, 2005.

The company reported Assets Under Management as follows:

Table I:                                                              Assets Under Management (millions)
                                                                      ----------------------------------

                                                                         September 30            %
                                                                         ------------
                                                                      2005         2006      Inc. (Dec.)
                                                                      ----         ----      -----------
Mutual Funds:
  Equities
     Open end                                                     $  7,959      $ 7,854        (1.3)%

     Closed-end                                                      4,851        5,327         9.8
  Fixed Income                                                         796          683       (14.2)
                                                                  ---------    ---------
Total Mutual Funds                                                  13,606       13,864         1.9
                                                                  ---------    ---------
Institutional & High Net Worth Separate Accounts:
  Equities                                                          13,129       12,195        (7.1)
  Fixed Income                                                         158           54       (65.8)
                                                                  ---------    ---------
Total Institutional & High Net Worth Separate Accounts              13,287       12,249        (7.8)
                                                                  ---------    ---------
Investment Partnerships                                                745          488       (34.5)
                                                                  ---------    ---------
Total Assets Under Management                                     $ 27,638     $ 26,601        (3.8)
                                                                  =========    =========

  Equities                                                          26,684       25,864        (3.1)
  Fixed Income                                                         954          737       (22.7)
                                                                  ---------    ---------
Total Assets Under Management                                     $ 27,638     $ 26,601        (3.8)
                                                                  =========    =========

Table II:                                                         Assets Under Management (millions)
                                          -----------------------------------------------------------------------------------

                                                                                                      % Increase/(decrease)
                                              9/05       12/05        3/06        6/06        9/06       6/06        9/05
                                              ----       -----        ----        ----        ----       ----        ----
Mutual Funds
  Open end                                $  7,959    $  7,888    $  8,176    $  7,796    $  7,854        0.7%       (1.3)%
  Closed-end                                 4,851       5,075       5,284       5,258       5,327        1.3         9.8
  Fixed income                                 796         735         807         863         683      (20.9)      (14.2)
                                          ---------   ---------   ---------   ---------   ---------
Total Mutual Funds                          13,606      13,698      14,267      13,917      13,864       (0.4)        1.9
                                          ---------   ---------   ---------   ---------   ---------
Institutional & HNW Separate
Accounts:
  Equities                                  13,129      12,382      12,639      12,270      12,195       (0.6)       (7.1)
  Fixed Income                                 158          84          59          55          54       (1.8)      (65.8)
                                          ---------   ---------   ---------   ---------   ---------
Total Institutional & HNW Separate          13,287      12,466      12,698      12,325      12,249       (0.6)       (7.8)
                                          ---------   ---------   ---------   ---------   ---------
Accounts

Investment Partnerships                        745         634         681         536         488       (9.0)      (34.5)
                                          ---------   ---------   ---------   ---------   ---------
Total Assets Under Management             $ 27,638    $ 26,798    $ 27,646    $ 26,778    $ 26,601       (0.7)       (3.8)
                                          =========   =========   =========   =========   =========

Table III:                                                        Fund Flows - 3rd Quarter 2006 (millions)
                                                 ---------------------------------------------------------------------------

                                                                                            Market
                                                     June 30,             Net            Appreciation /       September 30,
                                                       2006            Cash Flows       (Depreciation)            2006
                                                 ----------------    --------------    -----------------    ----------------
Mutual Funds:
  Equities                                           $ 13,054           $    (94)           $    221            $ 13,181
  Fixed Income                                            863               (188)                  8                 683
                                                     ---------          ---------           ---------           ---------
Total Mutual Funds                                     13,917               (282)                229              13,864
                                                     ---------          ---------           ---------           ---------
Institutional & HNW Separate Accounts
  Equities                                             12,270               (182)                107              12,195
  Fixed Income                                             55                 (2)                  1                  54
                                                     ---------          ---------           ---------           ---------
Total Institutional & HNW Separate Accounts            12,325               (184)                108              12,249
                                                     ---------          ---------           ---------           ---------

Investment Partnerships                                   536                (51)                  3                 488
                                                     ---------          ---------           ---------           ---------
Total Assets Under Management                        $ 26,778           $   (517)           $    340            $ 26,601
                                                     =========          =========           =========           =========

Recent regulatory developments

       On September 3, 2003, the New York Attorney General's office ("NYAG") announced that it had found evidence of widespread improper trading involving mutual fund shares. These transactions included the "late trading" of mutual fund shares after the 4:00 p.m. pricing cutoff and "time zone arbitrage" of mutual fund shares designed to exploit pricing inefficiencies. Since the NYAG's announcement, the NASD, the SEC, the NYAG and officials of other states have been conducting inquiries into and bringing enforcement actions related to trading abuses in mutual fund shares. We have received information requests and subpoenas from the SEC and the NYAG in connection with their inquiries and have been complying with these requests for documents and testimony. We implemented additional compliance policies and procedures in response to recent industry initiatives and an internal review of our mutual fund practices and procedures in a variety of areas. A special committee of all of our independent directors was also formed to review various issues involving mutual fund share transactions and was assisted by independent counsel.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared To Three Months Ended September 30, 2005

Consolidated Results - Three Months Ended September 30:

                                (Unaudited; in thousands, except per share data)
                                ------------------------------------------------

                                                     2006            2005(a)
                                                     ----            ------

Revenues
  Investment advisory and incentive fees           $ 49,751        $ 52,019
  Commission revenue                                  2,800           3,259
  Distribution fees and other income                  5,443           5,428
                                                   ---------       ---------
     Total revenues                                  57,994          60,706
Expenses
  Compensation and related costs                     24,161          24,972
  Management fee                                      3,026           3,240
  Distribution costs                                  5,024           5,175
  Other operating expenses                            7,563           7,019
                                                   ---------       ---------
     Total expenses                                  39,774          40,406
                                                   ---------       ---------
Operating income                                     18,220          20,300
Other income (expense)
Net gain from investments                             4,663           6,937
Interest and dividend income                          7,665           5,216
Interest expense                                     (3,368)         (3,298)
                                                   ---------       ---------
Total other income (expense), net                     8,960           8,855
                                                   ---------       ---------
Income before taxes and minority interest            27,180          29,155
Income tax provision                                 10,192          10,933
Minority interest                                       104             176
                                                   ---------       ---------
Net income                                         $ 16,884        $ 18,046
                                                   =========       =========

Net income per share:
   Basic                                           $   0.60        $   0.60
                                                   =========       =========
   Diluted                                         $   0.59        $   0.59
                                                   =========       =========

Reconciliation of Net income to Adjusted EBITDA:

Net income                                         $ 16,884        $ 18,046
Interest Expense                                      3,368           3,298
Income tax provision and minority interest           10,296          11,109
Depreciation and amortization
                                                        221             298
                                                   ---------       ---------
Adjusted EBITDA(b)                                 $ 30,769        $ 32,751
                                                   ---------       ---------

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

       Revenues were $58.0 million for the third quarter versus $60.7 million in the comparable 2005 period.

       Investment advisory fees for the third quarter of 2006 were $49.8 million, a decrease of 4.4% from the $52.0 million generated in the third quarter of 2005. Our closed-end funds revenues increased 8.6% to $10.7 million for the third quarter 2006, up from $9.8 million in the prior year's period primarily due to increased average AUM. Open-end mutual funds revenues decreased 3.8% to $19.6 million from $20.4 million in the 2005 period primarily due to lower average AUM. Institutional and high net worth separate accounts revenues decreased 8.2% to $18.3 million, down from the $19.9 million reported in 2005 primarily due to a decrease in AUM. Investment Partnership revenues decreased 37.5% to $1.2 million from $1.9 million in the prior year's period primarily due to a decrease in AUM.

       Commission revenues from our institutional research affiliate, Gabelli & Company, Inc., were $2.8 million in the third quarter 2006, down 14.1% from the prior year's comparable period. The decrease was primarily due to a decline in trading volume and average revenue earned per share traded.

       Mutual fund distribution fees and other income were $5.4 million for the third quarter 2006, level with the prior year's period.

       Expenses not directly tied to revenues were $13.0 million, an increase from the $12.2 million recorded in the third quarter of 2005. The increase was primarily due to a $0.4 million increase in compensation costs and a net $0.4 increase in operating expenses, primarily legal and accounting fees resulting in operating margin, before management fee, decreasing to 36.6% for the third quarter 2006 from 38.8% in the prior year's quarter,

       Total other income, net of interest expense was $9.0 million for the third quarter 2006, marginally higher than the $8.9 million in the comparable 2005 period. A $2.4 million increase in interest and dividend income from the prior quarter was partially offset by a $2.3 million decease in net gain from investments. For the quarter ended September 30, 2006, we recorded no earnings from our investment in optionXpress (Nasdaq: OXPS) as compared to $0.05 per fully diluted share for the quarter ended September 30, 2005.

       For the third quarter 2006, interest expense was $3.4 million, $0.1 million greater than the prior year's period.

       Management fee dropped to $3.0 million for the three months ended September 30, 2006, versus $3.2 million for the comparable 2005 period.

       The effective tax rate for the quarter ended September 30, 2006 was 37.5%, the same as the prior year period.

Nine Months Ended September 30, 2006 Compared To Nine Months Ended September 30, 2005

To provide a better understanding of core results and trends, GAMCO has provided our results before adjusting for FASB Interpretation No. 46R ("FIN 46R") and Emerging Issue Task Force 04-5 ("EITF 04-5"). These results are not presented in accordance with generally accepted accounting principles ("GAAP") in the United States. A reconciliation of these non-GAAP financial measures to results presented in accordance with GAAP is presented herein. See Note C, "Investments in Partnerships and Affiliates", of this report on Form 10-Q for a discussion of FIN 46 and EITF 04-5.

Consolidated Results - Nine Months Ended September 30:

                                     (Unaudited; in thousands, except per share data)
                                     ------------------------------------------------


                                                                                   Adjust-
                                                     2005(e)       2006(a)(e)      ments (b)       2006 (c)(e)
                                                     ------        --------        ---------       ----------
Revenues
  Investment advisory and incentive fees           $157,068        $154,698        $   (963)       $153,735
  Commission revenue                                  8,298           8,973               -           8,973
  Distribution fees and other income                 15,471          16,229               -          16,229
                                                   ---------       ---------       ---------       ---------
     Total revenues                                 180,837         179,900            (963)        178,937
Expenses
  Compensation and related costs                     77,513          75,459               -          75,459
  Management fee                                      7,759           8,153               -           8,153
  Distribution costs                                 15,923          15,568               -          15,568
  Reserve for settlement                                  -          11,900               -          11,900
  Other operating expenses                           20,077          22,478             189          22,667
                                                   ---------       ---------       ---------       ---------
     Total expenses                                 121,272         133,558             189         133,747
                                                   ---------       ---------       ---------       ---------
Operating income                                     59,565          46,342          (1,152)         45,190
Other income (expense)
Net gain from investments                             7,919          18,260          13,772          32,032
Interest and dividend income                         12,845          18,824           1,325          20,149
Interest expense                                    (10,502)        (10,046)           (591)        (10,637)
                                                   ---------       ---------       ---------       ---------
Total other income (expense), net                    10,262          27,038          14,506          41,544
                                                   ---------       ---------       ---------       ---------
Income before taxes and minority interest            69,827          73,380          13,354          86,734
Income tax provision                                 26,186          28,718           5,008          33,726
Minority interest                                       266             437           8,346           8,783
                                                   ---------       ---------       ---------       ---------
Net income                                         $ 43,375        $ 44,225        $      -        $ 44,225
                                                   =========       =========       =========       =========

Net income per share:
   Basic                                           $   1.45        $   1.54        $      -        $   1.54
                                                   =========       =========       =========       =========
   Diluted                                         $   1.43        $   1.53        $      -        $   1.53
                                                   =========       =========       =========       =========

Reconciliation of Net income to Adjusted EBITDA:

Net income                                         $ 43,375        $ 44,225        $      -        $ 44,225
Interest Expense                                     10,502          10,046             591          10,637
Income tax provision and minority interest           26,452          29,155          13,354          42,509
Depreciation and amortization                           769             665               -             665
                                                   ---------       ---------       ---------       ---------
Adjusted EBITDA(d)                                 $ 81,098        $ 84,091        $ 13,945        $ 98,036
                                                   ---------       ---------       ---------       ---------

(a)    Under a comparable reporting methodology as in 2005 - Non-GAAP in 2006.
(b) Represents the effects of consolidation of those entities in which GBL holds a direct or indirect controlling interest and the consolidation of entities under FIN 46R and EITF 04-5 for the first quarter of 2006.
(c)    GAAP basis.
(d) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and minority interest. Adjusted EBITDA is a Non-GAAP measure and should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States nor should it be considered as an indicator of our overall financial performance. We use Adjusted EBITDA as a supplemental measure of performance as we believe it gives investors a more complete understanding of our operating results before the impact of investing and financing activities as a tool for determining the private market value of an enterprise.
(e) As restated for the change in accounting method as described in note A in item 1 of this report on Form Q.

       Revenues were $178.9 million for the nine months ended September 30, 2006 versus $180.8 million for the comparable 2005 period.

       Investment advisory fees for the nine months ended September 30, 2006 were $153.7 million, a decrease of $3.3 million, or 2.1%, from the $157.1 million generated for the nine months ended September 30, 2005. Revenues from our closed-end fund increased 15.4% to a record $31.7 million for the nine months ended September 30, 2006, up from $27.5 million in the prior year's period primarily due to increased average AUM within our closed-end funds from $4.6 billion for the first nine months of 2005 to $5.3 billion for the first nine months of 2006. Open-end mutual funds revenues were $59.9 million, down 0.2% from the $60.0 million in the 2005 period. Institutional and high net worth separate accounts revenues decreased 6.3% to $58.4 million from the $62.3 million reported in 2005 primarily due to a decrease in AUM. Investment Partnership revenues were $3.7 million, a decrease of 48.8% from the $7.3 million in the 2005 period primarily due to a decrease in AUM and lower performance fees.

       Commission revenues from our institutional research affiliate, Gabelli & Company, Inc., were $9.0 million for the nine months ended September 30, 2006, up 8.1% from the prior year's comparable period amount of $8.3 million primarily due to increased trading volume which was partially offset by a decline in the average revenue earned per share traded.

       Mutual fund distribution fees and other income were $16.2 million for the nine months ended September 30, 2006, 4.9% higher than the $15.5 million reported in the 2005 period. The increase was primarily due to higher distribution fees of $15.2 million for nine months ended September 30, 2006 versus $14.4 million for prior year period, principally as a result of an increase in average assets under management from our increased wholesaling of funds sold through unaffiliated broker dealers.

       For the nine months ended September 30, 2006, operating margin, before management fee, decreased to 29.8% from 37.2% in the prior year's period primarily due to an $11.9 million litigation reserve recorded during the second quarter of 2006. Without the reserve, operating margin would have been 36.5% for 2006.

       Expenses not directly tied to revenues were $50.7 million, an increase of 31.9% from the $38.5 million recorded in the period ended September 30, 2005. The increase was primarily the result of the litigation reserve taken during second quarter 2006.

       Total other income, net of interest expense, rose to $41.5 million for the nine months ended September 30, 2006 from $10.3 million in the 2005 period.

       For the nine months ended September 30, 2006, interest expense increased $0.1 million from the prior year's comparable period to $10.6 million.

       Management fee was $8.2 million for the nine months ended September 30, 2006, versus $7.8 million for the comparable 2005 period. The increase was due to higher operating income before management fee, income taxes, and minority interest of $94.9 million for the nine months ended September 30, 2006, as compared to $77.6 million for the comparable 2005 period.

       The effective tax rate for the nine months ended September 30, 2006, excluding the reserve taken during the second quarter of 2006, remained at 37.5%, the same as the prior year period.

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

       Summary cash flow data is as follows:

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                     2006                  2005(a)
                                                                     ----                  -------
           Cash flows used in:                                             (in thousands)
             Operating activities                                  $  (27,522)          $  (25,780)
             Investing activities                                      (3,447)              (5,520)
             Financing activities                                     (29,301)             (20,686)
                                                                   -----------          -----------
             Decrease                                                 (60,270)             (51,986)
             Net increase in cash from investment partnerships
               and offshore funds consolidated under FIN 46R
               and EITF 04-5                                            1,754                    -
             Effect of exchange rates on cash and cash
               equivalents                                                (54)                 (60)
                                                                   -----------          -----------
             Cash and cash equivalents at beginning of period         170,659              257,096
                                                                   -----------          -----------
             Cash and cash equivalents at end of period            $  112,089           $  205,050
                                                                   ===========          ===========

(a) As restated for the change in accounting method as described in note A in item 1 of this report on Form Q.

       Cash requirements and liquidity needs have historically been met through cash generated by operating activities and through our borrowing capacity. We have received investment grade ratings from both Moody's Investors Services and Standard & Poor's Rating Services. These investment grade ratings expand our ability to attract both public and private capital. In February 2005, our Board of Directors authorized a plan to file a "shelf" registration statement on Form S-3. The shelf registration, which was declared effective on May 8, 2006, provides us opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $400 million. This authorization is in addition to the remaining $120 million available under our "shelf" registration filed in 2001.

       At September 30, 2006, we had total cash and cash equivalents of $112.1 million, a decrease of $58.6 million from December 31, 2005. This decrease was primarily due to an increase in the purchase of securities during the nine month period ended September 30, 2006. Gabelli has established a collateral account, consisting of cash and cash equivalents and investments in securities totaling $53.5 million, to secure a letter of credit issued in favor of the holder of the $50 million 6% convertible note. On April 1, 2005, the letter of credit was reduced to $51.3 million and extended to September 22, 2006. Additionally, the principal of the convertible note was reduced to $50 million and limitations on the issuance of additional debt were removed. The expiration date of the related letter of credit was extended to May 22, 2007. Cash and cash equivalents and investments in securities held in the collateral account are restricted from other uses until the date of expiration. In addition, cash and cash equivalents and investments in securities held by investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5 are also restricted from use for general operating purposes. Total debt at September 30, 2006 was $232.3 million, consisting of the $50 million 6% convertible note, $100 million of 5.5% non-callable senior notes due May 15, 2013 and $82.3 million in 5.22% senior notes due February 17, 2007, issued pursuant to our mandatory convertible securities.

       Cash used in operating activities was $27.5 million in the first nine months of 2006 principally resulting from $692.1 million in purchases of investments in securities, a $38.1 million increase in receivable from brokers, $20.4 million in purchases of investments in partnerships and affiliates and $36.4 million from the net effects of the FIN 46R and EITF 04-5 consolidation. The uses were partially offset by $44.2 million in net income, proceeds from sales of investments in securities of $688.9 million, $11.8 million in distributions from investments in partnerships and affiliates and an increase in compensation payable of $11.8 million. Excluding the net effects of the consolidation of investment partnerships and offshore funds, our cash provided by operating activities was $8.9 million.

       Cash used in investing activities, related to purchases and sales of available for sale securities, was $3.4 million in the first nine months of 2006.

       Cash used in financing activities in the first nine months of 2006 was $29.3 million. The decrease in cash principally resulted from the repurchase of our class A common stock under the Stock Repurchase Program of $54.4 million partially offset by $27.1 million in contributions by partners into our investment partnerships. Excluding the net effects of the consolidation of investment partnerships and offshore funds, our net cash used in financing activities was $56.4 million.

       Cash used in operating activities was $25.8 million in the first nine months of 2005 principally resulting from purchases of $752.0 million of investments in securities, proceeds from sales of investments in securities of $669.9 million, a $3.2 million increase in receivable from brokers and a $4.3 million decrease in income taxes payable, partially offset by $43.4 million in net income, a $14.3 million decrease in investment advisory fees receivable and a $9.4 million increase in compensation payable.

       Cash used in investing activities, related to purchases and sales of available for sale securities, was $5.5 million in the first nine months of 2005.

       Cash used in financing activities in the first nine months of 2005 was $20.7 million. The decrease in cash principally resulted from the repurchase of $50 million of our $100 million 6% convertible note, $19.2 million in dividends paid and the repurchase of $22.6 million of our class A common stock under the Stock Repurchase Program. These uses were partially offset by $70.6 million in proceeds from the issuance of 1.5 million shares of class A common stock in settlement of the purchase contracts issued pursuant to our mandatory convertible securities and $1.1 million received from the exercise of non-qualified stock options that further generated cash tax savings of $0.3 million.

       Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future. We have no material commitments for capital expenditures.

       Gabelli & Company, Inc., a subsidiary of Gabelli, is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debt items in the reserve formula for those broker-dealers subject to Rule 15c3-3. The requirement was $250,000 at September 30, 2006. At September 30, 2006, Gabelli & Company had net capital, as defined, of approximately $16.5 million, exceeding the regulatory requirement by approximately $16.3 million. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

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

       Since over 95% of our AUM are invested in equities, the primary risk factor affecting our revenues and financial results is the general market level of stock prices and interest rates. Our financial results are also subject to the gain or loss of clients. In addition, returns from our proprietary investment portfolio are also exposed to interest rate and equity market risk. Should negative market conditions that impact our AUM or proprietary investment portfolio occur, we could report lower operating results in the fourth quarter of 2006 than expected under current market conditions.

       With respect to our proprietary investment activities, included in investments in securities of $463.8 million at September 30, 2006 were investments in Treasury Bills and Notes of $243.7 million, in mutual funds, largely invested in equity products, of $114.1 million, a selection of common and preferred stocks totaling $87.2 million and other investments of approximately $18.8 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. Of the approximately $87.2 million invested in common and preferred stocks at September 30, 2006, $25.3 million is related to our investment in Westwood Holdings Group Inc. and $12.4 million is invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Investments in partnerships and affiliates totaled $98.2 million at September 30, 2006, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities. These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

       GAMCO's exposure to interest rate risk results principally from its investment of excess cash in U.S. Government obligations. These investments are primarily short term in nature and the carrying value of these investments generally approximates market value.

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

       In April 2006, the FASB issued FSP FIN 46R-6 "Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)." The FSP addresses certain major implementation issues related to FIN 46R, specifically how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The FSP is effective as of the beginning of the first day of the first reporting period beginning after September 15, 2006. The Company plans to adopt this Statement on January 1, 2007. The adoption is not expected to have a material impact on the Company's future consolidated financial statements.

       In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" which is an interpretation of FASB Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expect to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this Statement on January 1, 2007. The materiality of the adoption on the Company's future consolidated financial statements is not known at this time.

       In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurement". The statement provides guidance for using fair value to measure assets and liabilities. The statement provides guidance to companies about the extent to which to measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt this Statement on January 1, 2007. The adoption is not expected to have a material impact on the Company's future consolidated financial statements.

Item 4.  Controls and Procedures

       Management, including the Chief Executive Officer and the Interim Chief Financial Officer has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Interim Chief Financial Officer completed their evaluation.

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

Part II: Other Information

         Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

              The following table provides information with respect to the shares of common stock we repurchased during the three months ended September 30, 2006:


                                                          (c) Total Number of     (d) Maximum
                            (a) Total     (b) Average     Shares Repurchased as   Number of Shares
                            Number of     Price Paid Per  Part of Publicly        That May Yet Be
                            Shares        Share, net of   Announced Plans or      Purchased Under the
         Period             Repurchased   Commissions     Programs                Plans or Programs
         ---------------------------------------------------------------------------------------------
         7/01/06 - 7/30/06       45,800         $34.31               45,800             669,061
         8/01/06 - 8/31/06       16,600         $34.56               16,600             652,461
         9/01/06 - 9/30/06            -              -                    -             652,461
                               ---------                           ---------
         Totals                  62,400                              62,400
                               =========                           =========


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


                                                     GAMCO INVESTORS, INC.
                                               ---------------------------------
                                                        (Registrant)


         November 9, 2006                        /s/ John C. Ferrara
        ------------------------               ---------------------------------
         Date                                    John C. Ferrara
                                                 Interim Chief Financial Officer