Form 10-K
period 2006-12-31
GAMCO INVESTORS, INC. ET AL
filed 2007-03-19
CIK 1060349

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

                                       or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

                         Commission file number 1-14761

                              GAMCO Investors, Inc.
             (Exact name of registrant as specified in its charter)

New York                                               13-4007862
-------------------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)


One Corporate Center, Rye, NY                          10580-1422
--------------------------------------------------------------------------------
       (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code (914) 921-5100
                                                    -------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class         Name of each exchange on which registered:
Class A Common Stock,       New York Stock Exchange
$ .001 Par Value

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act. Yes      No X .
                                              ----    ---

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes     No X .
   ----   ----

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer   X   Non-accelerated filer
                        -----                  -----                      -----

Indicate by check mark whether the  registrant is a shell company (as defined in
Exchange Act Rule 12b-2). Yes    No X .
                             ---   ---

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the Registrant's most recently completed second fiscal quarter) was $278,573,382.

As of March 1, 2007, 7,554,392 shares of class A common stock and 20,671,143 shares of class B common stock were outstanding. 20,428,500 shares of the class B common stock were held by GGCP, Inc.

DOCUMENTS INCORPORATED BY REFERENCE: The definitive proxy statement for the 2007 Annual Meeting of Shareholders.

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

ITEM 1: BUSINESS

Unless we have indicated otherwise, or the context otherwise requires, references in this report to "GAMCO Investors, Inc.," "GBL," "we," "us" and "our" or similar terms are to GAMCO Investors, Inc., its predecessors and its subsidiaries.

Overview

GAMCO Investors, Inc. (NYSE: GBL), well known for its Private Market Value (PMV) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to mutual funds, institutional and high net worth investors, and investment partnerships, principally in the United States. Through Gabelli & Company, Inc., we provide institutional research services to institutional clients and investment partnerships. We generally manage assets on a discretionary basis and invest in a variety of U.S. and international securities through various investment styles. Our revenues are based primarily on the firm's levels of assets under management and fees associated with our various investment products.

Since 1977, we have been identified with and enhanced the "value" style approach to investing. Over the 29 years since the inception of the firm, consistent with our fundamental objective of providing an absolute rate of return for our clients, GBL generated over $15 billion in investment returns for our institutional and high net worth clients. The 29 year CARR (compounded annual rate of return) for the institutional client (as measured by our composite return) approached 19% on a gross basis and 18% on a net basis, and in 2006 we produced $2.1 billion and 23.2% net returns for our institutional clients. Our mission statement, our investment objective is to earn a superior risk-adjusted return for our clients over the long-term through our proprietary fundamental research. In addition to our value portfolios, we offer our clients a broad array of investment strategies that include global, growth, international and convertible products. We also offer a series of investment partnership (performance fee-based) vehicles that provide a series of long-short investment opportunities in market and sector specific opportunities, including offerings of non-market correlated investments in merger arbitrage, as well as fixed income strategies.

As of December 31, 2006, we had $28.1 billion of assets under management (AUM), 97% of which were in equity products. We conduct our investment advisory business principally through: GAMCO Asset Management Inc. (Separate Accounts), Gabelli Funds, LLC (Mutual Funds) and Gabelli Securities, Inc. (Investment Partnerships). We also act as an underwriter, are a distributor of our open-end mutual funds and provide institutional research through Gabelli & Company, Inc., our broker-dealer subsidiary.
                                       3

Our assets under management are organized into three groups:

     o Investment Partnerships: we provide advisory services to limited partnerships, offshore funds and separate accounts, and also serve as a sub-advisor to certain third-party investment funds across merger arbitrage, global and regional long/short equity, and sector-focused strategies ("Investment Partnerships"). We managed a total of $491 million in Investment Partnership assets on December 31, 2006.

     o Separate Accounts: we provide advisory services to a broad range of investors, including high net worth individuals, corporate pension and profit-sharing plans, foundations, endowments, jointly-trusteed plans and municipalities, and also serve as sub-advisor to certain other third-party investment funds including registered investment companies ("Separate Accounts"). Each Separate Account portfolio is managed to meet the specific needs and objectives of the particular client by utilizing investment strategies and techniques within our areas of expertise. On December 31, 2006, we had $12.7 billion of Separate Account assets under management.

     o Open and Closed-End Funds: we provide advisory services to (i) twenty open-end mutual funds and seven closed-end funds under Gabelli, GAMCO and Comstock brands; and (ii) six mutual funds within the Westwood family of funds (collectively, the "Mutual Funds"). The Mutual Funds had $14.9 billion of assets under management on December 31, 2006. In January 2007, we launched the Gabelli Global Deal Fund (NYSE: GDL), a closed-end fund that invests primarily in announced merger and acquisition transactions and, to a lesser extent, in corporate reorganizations involving stubs, spin-offs and liquidations.

GAMCO Investors, Inc. is a holding company formed in connection with our initial public offering ("Offering") in February 1999. GGCP, Inc. owns a majority of the outstanding shares of class B common stock of GAMCO Investors, Inc., which ownership represented approximately 95% of the combined voting power of the outstanding common stock and approximately 72% of the equity interest on December 31, 2006. GGCP, Inc. is majority-owned by Mr. Mario J. Gabelli ("Mr. Gabelli") with the balance owned by our professional staff and other individuals. Accordingly, Mr. Gabelli could be deemed to control GAMCO Investors, Inc.

Our corporate name change to GAMCO Investors, Inc. became effective August 29, 2005. GAMCO is a more inclusive parent company name and more appropriately represents the various investment strategies and asset management brands of our company.

Our principal executive offices are located at One Corporate Center, Rye, New York 10580. Our telephone number is (914) 921-5100. We post or provide a link on our website, www.gabelli.com, to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"): our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our website are available free of charge.

Performance Highlights

   Separate Accounts

Institutional clients of our institutional and high net worth asset management business have achieved a compound annual return of approximately 18% on a net basis in our separate accounts composite for over 29 years since inception through December 31, 2006. In 2006, the institutional composite return was a 23.2% net return. These accounts in this composite have been managed in the absolute return, research-driven PMV with a CatalystTM style since inception.

The table below compares the long-term performance record for our separate account composite since 1977, using our traditional value-oriented product, the Gabelli PMV with a Catalyst investment approach, versus various benchmarks.

                             [SEE SUPPLEMENTAL PDF]

GAMCO Value 1977-2006

                                      GAMCO(a)     S&P 500(b)   Russell 2000(b)    CPI +10(b)
Number of Up Years                        26           24                21
Number of Down Years                       3            5                 7
Years GAMCO Value beat index                           18                18             18
Total Return (CAGR) (a)                 18.8%        13.1%             13.3%          14.2%
Total Return (CAGR) (net)               17.9%
Beta                                    0.78


The chart below illustrates how this methodology performed during recent market cycles to capture the upside in positive markets while limiting the downside in the most recent down markets.

                             [SEE SUPPLEMENTAL PDF]

Performance 1997-2006
GAMCO Value vs. S&P 500 Index

                            -Up Markets-            -Down Markets-        -Up Markets-
                            1997-1999                    2000-2002
2003-2006
S&P 500(b)                     +27.6%                      -14.6%                +14.7%
GAMCO(a)                       +30.5%                       -4.4%                +18.8%


Footnotes to Table and Chart

(a)
o The GAMCO Value composite represents fully discretionary, tax-exempt institutional accounts managed for at least one full quarter and meeting minimum account size requirements. The minimum size requirement for inclusion in 1985 was $500,000; 1986, $1 million; and 1987 and thereafter, $5 million. The performance calculations include accounts under management during the respective periods. As of 12/31/06, the GAMCO Value composite included 40 accounts with an aggregate market value of $4.1 billion. No two portfolios are identical. Accounts not within this size and type may have experienced different results.

o GAMCO Value performance results are computed on a total-return basis, which includes all dividends, interest, and realized and unrealized gains and losses. The summary of past performance is not intended as a prediction of future results. Returns are presented in U.S. dollars. The inception date of the GAMCO Value composite is 10/1/77.

o The compound annual growth rate from 1990 to present is net of actual fees and actual transaction costs. The compound annual growth rate before 1990 reflects the calculation of a model investment fee (1% compounded quarterly) and actual transaction costs.

o GAMCO Total Return represents the total net return of the composite from 10/1/77 through 12/31/06.

o Beta is the measure of the GAMCO composite's risk (volatility) in relation to the S&P 500 Index.

(b)
o The S&P 500 is an unmanaged index of 500 U.S. stocks and performance represents total return of the index including reinvestment of dividends. The Russell 2000 is an unmanaged index of 2000 small capitalization stocks and performance represents total return of the index including reinvestment of dividends. The performance figures for the Russell 2000 are based on an inception date of 1/1/79. The S&P 500 and Russell 2000 do not necessarily reflect how a managed portfolio of equity securities would have performed. The CPI is a widely-used measure of inflation, and the CPI+10 measure is used to show the results that would have been achieved by obtaining a rate of return that exceeded the CPI by a constant 10% as a basis of comparison versus the results of the GAMCO composite.

o    Up and down markets in the chart determined by the performance of the S&P 500 Index during the respective periods.
-------------------------------------------------------------------------------

- GAM GAMCO Equity Fund, managed by Mario Gabelli since 1987, was awarded Standard & Poor's AAA Rating(a) for the third consecutive year in November 2006 and was one of only six S&P AAA rated funds out of the 1,028 fund Mainstream Sector Group. GAM GAMCO Equity Fund has been sub-advised by GAMCO Asset Management Inc. for London UK-based Global Asset Management
     (GAM) since the fund's launch in October 1987.


   Open and Closed-End Funds

- The February 2007 issue of Consumer Reports (b) lists "60 Funds You Can Count On", and highlights two Gabelli Funds: Gabelli Equity Income Fund and the Gabelli Small Cap Growth Fund.


- The Gabelli ABC Fund recorded its thirteenth consecutive full year of positive returns in 2006. According to Lipper, Inc.(c), The Gabelli ABC Fund is one of only three equity-oriented funds (among 1,476 funds) that has had a positive return for each of the last thirteen years. The fund seeks to achieve total returns that are attractive to investors in various market conditions without excessive risk of capital. The performance of The Gabelli ABC Fund has been enhanced since April 2002 by fee waivers initiated by Gabelli Funds, LLC. This fund was up 12.0% for the year ended December 31, 2006 and up 6.2%, 4.9% and 7.2% for the three, five and ten year periods ended December 31, 2006, respectively.

- Gabelli Equity Trust provided a return of 28.4% for the year ended December 31, 2006 and average annual returns of 17.6%, 12.8%, and 12.2% for the three, five and ten year periods ended December 31, 2006, respectively. In November 2006, the fund's board of directors approved the creation of The Gabelli Global Healthcare & WellnessRx Trust as a spin-off of the fund subject to shareholder approval in May 2007. The fund will focus on health and wellness investment opportunities.

- Gabelli Dividend & Income Trust enjoyed a return of 22.4% for the year ended December 31, 2006 and an average annual returns of 14.0% and 14.1% for the three year and since inception (November 2003) periods ended December 31, 2006.

- Gabelli Utility Trust generated a return of 29.4% for the year ended December 31, 2006 and average annual returns of 17.4%, 12.6% and 11.3% for the three, five year, and since inception (July 1999) periods ended December 31, 2006, respectively.

- Gabelli Global Multimedia Trust produced a return of 25.9% for its shareholders for the year ended December 31, 2006 and average annual returns of 13.8%, 8.2%, and 12.8% for the three, five and ten year periods ended December 31, 2006, respectively.

- The GAMCO Gold Fund, managed by Caesar Bryan, continues to deliver strong performance as the fund generated a return of 32.4% for its shareholders in 2006 and average annual returns of 16.4%, 34.6%, 9.1% for the three, five and ten year periods ended December 31, 2006, respectively.

- Gabelli Asset Fund (Class AAA), in its twentieth year, generated a return of 21.8% for its shareholders for the year ended December 31, 2006 and average annual returns of 14.0%, 10.7%, and 12.8% for the three, five and ten year periods ended December 31, 2006, respectively.

- Gabelli Equity Income Fund (Class AAA), since its inception, has earned an average annual return of 12.5% for its shareholders through December 31, 2006 and average annual returns of 19.2%, 12.7%, 11.2%, and 11.4% for the one, three, five and ten year periods ended December 31, 2006, respectively.

- GAMCO Global Telecommunications Fund (Class AAA) generated a total return of 28.9% for the year ended December 31, 2006 and average annual returns of 17.8%, 10.5%, and 12.2% for the three, five, and ten year periods ended December 31, 2006, respectively.

- The Gabelli U.S. Treasury Money Market Fund (GUSTO) is currently the lowest cost money market fund in its class of money market funds investing exclusively in U.S. Treasury obligations. Gabelli Funds, LLC, the advisor of the fund, has voluntarily waived a larger portion of its management fee and will maintain total expenses at eight basis points or 0.08% of the average net assets at least through September 30, 2007 and may renew its decision to do so annually. The 7 day and 30 day annualized yield as of December 31, 2006 were 5.00% and 5.06% , respectively

     Past performance is no guarantee of future results. Other share classes are available and have different performance characteristics. The average annual returns and total returns are historical and reflect changes in share price, reinvested dividends and capital gains and are net of expenses. Investment returns and principal value of an investment will fluctuate. When shares are redeemed, they may be worth more or less than their original costs. Current performance may be lower or higher than the performance presented. Performance information as of the most recent month-end is available at www.gabelli.com. Investors should carefully consider the investment objectives, risks, charges and expenses of a fund before investing. The prospectus for a fund contains information about this and other matters and should be read carefully before investing. Call 800-GABELLI to obtain a prospectus. Equity funds involve the risk that the underlying investments may lose value. Accordingly, it is possible to lose money by investing in these funds. Funds investing in a single sector such as utilities may be subject to more volatility than funds that invest more broadly. Investing in gold stocks is considered speculative and is affected by a variety of worldwide economic, financial, and political risks. The utilities industries can be affected by government regulation, financing difficulties, supply or demand of services or fuel and natural resources conservation. According to iMoneyNet, Inc. An investment in a money market fund is not insured or guaranteed by The Federal Deposit Insurance Corporation or any other government agency. Although the fund seeks to preserve the value of an investment at $1.00 per share, it is possible to lose money by investing in the fund. There is no guarantee that the fund can achieve its objective. Yields fluctuate. Yields are enhanced by a fee waiver initiated by Gabelli Funds, LLC.


     (a) Standard & Poor's is a globally-recognized provider of objective fund information and a leading authority in the investment world. S&P's evaluation process is based on an in-depth analysis of both quantitative and qualitative factors that are considered key contributors to long-term investment performance. These include the historic performance, volatility and portfolio construction of a fund, the manager's investment process, risk control, skill, experience and resources, and the group's corporate management, investment culture and stability.

     (b) Consumer Reports does not endorse or recommend any products or services.

     (c) Lipper, Inc. is a nationally-recognized organization which tracks the performance of all registered investment companies.


2006 Highlights

Since our initial public offering in February 1999, GBL has generated a 129% total return (including dividends) for its shareholders through December 31, 2006 versus a total return of 31% (including dividends) for the S&P 500 Index during the same period. Our class A common stock, which is traded on the New York Stock Exchange under the symbol "GBL", ended the year at a closing market price of $38.46.

During 2006, we returned $58.0 million of our earnings to shareholders through our stock buyback program and $3.4 million, or $0.12 per share, in dividends to our common shareholders. We purchased approximately 1.3 million shares for $54.6 million, an investment of $40.88 per share.

In 2006, we reported earnings of $2.40 per fully diluted share vs. $2.10 (as restated) per fully diluted share in 2005. Our net income for the full year ended December 31, 2006 was $69.5 million versus $63.5 million (as restated) in the 2005 period, and revenues were $261.5 million in 2006 compared to $253.3 million (as restated) in the prior year. Our 2006 earnings are after $0.34 per fully diluted share related to a regulatory issue.

We ended 2006 with equity AUM of $27.3 billion versus $26.0 billion on December 31, 2005. Overall, assets under management were $28.1 billion on December 31, 2006 versus $26.8 billion at the end of 2005. Our equity open-end mutual funds and closed-end funds reached a record AUM of $14.2 billion on December 31, 2006, an increase of approximately 9.2% from year-end 2005 of $13.0 billion, as our open-end equity mutual funds and closed-end funds had AUM of $8.4 billion and $5.8 billion, respectively.

As in prior years, we experienced client "churn" in 2006. In the institutional and high net worth space, over one half of the assets lost were subadvisory assets where the advisor underwent a change in control, for instance, a spin-off from the parent organization or the sale of the advisor to a third party. The successor advisor assumed management of the assets.

In January 2006, as part of a firm-wide branding initiative, the names of eight mutual funds managed by Gabelli Funds, LLC, a subsidiary of GAMCO Investors, Inc., were changed to GAMCO. The GAMCO brand more appropriately differentiates the various investment strategies offered to investors including growth, gold, convertible securities and contrarian. Funds continuing to use the Gabelli name primarily represent value portfolios managed in the absolute return, research-driven Private Market Value (PMV) with a CatalystTM investment approach.

Our $400 million "shelf" registration statement on Form S-3 filed with the Securities and Exchange Commission (SEC) became effective in May 2006. Under this shelf registration, we may, from time to time, issue any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount of $520 million. This includes the remaining $120 million available under our previous shelf registration filed in 2001.

On June 30, 2006, we and Cascade Investment L.L.C. ("Cascade") agreed to amend the terms of the $50 million convertible note issued by us (the "Note") and maturing in August 2011, as follows: increase the coupon rate of interest to 6% from 5% and raise the conversion price to $53 per GBL share from $52 per share, both effective on September 15, 2006. In addition, we and Cascade agreed to extend the exercise date for Cascade's put option until May 15, 2007. The expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving us the right to redeem the note at 101% of its principal amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions.

Our research and institutional sales team at Gabelli & Company, Inc. hosted seven industry symposiums and conferences during 2006. These symposiums and conferences provided an opportunity for the firm's institutional clients to meet with the senior management teams of leading companies and gain insight on the dynamics within these industries. Our events in 2006 included our 30th annual Automotive Aftermarket Symposium, our 17th Pump Valve & Motor Symposium, our 12th annual Aircraft Supplier Conference, Fourth annual Dental Conference, our second annual RFID (Radio Frequency Identification) Conference, and our first annual Water Infrastructure conference.

Business Strategy

Our business strategy targets global growth of the franchise through continued leveraging of our proven asset management strengths including our brand name, long-term performance record, diverse product offerings and experienced investment, research and client service professionals. In order to achieve growth in assets under management and profitability, we are pursuing a strategy which includes the following key elements:

o Incentive Fees and Fulcrum Fees. Our investment strategy is focused on adding stock specific alpha through our proprietary Private Market Value
     (PMV) with a CatalystTM equity research efforts. We expect to receive an increasing portion of our revenues and earnings through various products with incentive and fulcrum fees. Since we envision that a growing percentage of the firm's revenues will be directly linked to performance-based fees, this will also increase the variability of our revenues and profits. As of December 31, 2006, over $1.5 billion of separate account assets are managed on a performance fee basis along with $1.18 billion of preferred issues and $491 million of investment partnership assets. Unlike most money management firms, we elected not to receive a management fee on preferred offerings in closed-end funds until the fund's overall performance exceeds each preferred's nominal cost of capital. In January 2007, we launched the Gabelli Global Deal Fund, a new closed-end fund that earns a base fee plus a fulcrum performance fee of one quarter percent for each percentage point the fund's return exceeds the 90 day U. S. Treasury Bill rate, up to a maximum of 2 percent. In addition, the incubation of new product strategies using proprietary capital will compensate the investment team with a performance fee model to reinforce our pay-for-performance approach.

o Corporate Branding Initiative. We have undertaken a series of branding initiatives to enhance long-term shareholder value. On August 29, 2005, our corporate name change to GAMCO Investors, Inc. became effective. Since the firm was founded in 1977, GAMCO has been the name of our asset management business, representing our institutional and high net worth effort. We believe changing our corporate name to GAMCO helps us achieve our vision for assets entrusted to us, that is, to earn a superior return for our clients by providing various value-added (alpha) products. GAMCO is a more inclusive parent company name and more appropriately represents the various investment strategies and asset management brands contributing to the continued growth of our company. The Gabelli brand will continue to represent our absolute return, research-driven value style that focuses on our unique Private Market Value (PMV) with a Catalyst (TM) investment approach.

o Establishing Research and Relationship Centers. In addition to our corporate office in Rye NY, we have six offices which conduct portfolio management, research and marketing activities in the United States and abroad in the following cities: Greenwich CT, Chicago IL, Minneapolis MN, Palm Beach FL, Reno NV, and London UK. Our offices in Chicago and Minneapolis were established as the result of acquisitions of on-going investment advisory operations. The London office was opened in January 2000 to provide a geographic presence overseas and to coordinate investment research and marketing activities for our investment offerings in the European markets.

o Introducing New Products and Services. We believe we have the capacity for development of new products and services around the Gabelli and GAMCO brands to complement our existing product offerings. New products since our initial public offering include:

     - Four closed-end funds: The Gabelli Dividend & Income Trust, The Gabelli Global Utility and Income Trust, The Gabelli Global Gold, Natural Resources & Income Trust, and The Gabelli Utility Trust.

     - Three open-end mutual funds: Gabelli Blue Chip Value Fund (1999), Gabelli Utilities Fund (1999) and the Gabelli Woodland Small Cap Value Fund (2003).

     - Nine private limited partnerships: Gemini Global Partners, L.P., Gabelli European Partners, L.P., Gabelli Japanese Value Partners, L.P., Gabelli Associates Fund II, L.P., GAMCO Performance Partners, L.P., GAMA Select Energy Plus, L.P., GAMCO Telecom Plus, L.P. GAMCO Medical Opportunities, L.P., and Gabelli Umbrella Fund, L.P.

     - Five offshore funds: Gabelli Global Partners, Ltd., Gabelli European Partners, Ltd., Gabelli Japanese Value Partners, Ltd., GAMCO Performance Partners, Ltd., and GAMCO SRI Partners, Ltd.

During January 2007, we also launched the Gabelli Global Deal Fund (NYSE: GDL), a unique closed-end fund which will seek to achieve its investment objective of absolute return by investing primarily in announced merger and acquisition transactions and, to a lesser extent, in corporate reorganizations involving stubs, spin-offs and liquidations. This fund provides the advisor with a fulcrum fee, consistent with our strategy of alpha creation.

o Promulgating the Gabelli "Private Market Value (PMV) with a CatalystTM"Investment Approach. While we have expanded our investment product offerings, our "value investing" approach remains the core of our business. This method is based on the value investing principles articulated by Graham & Dodd in 1934 and further augmented by Mario J. Gabelli with his development of Private Market Value (PMV) with a CatalystTM and his introduction of a catalyst into the value investment methodology. The development of PMV analysis combined with the concept of a catalyst has evolved into our value investing approach, commonly referred to as Private Market Value (PMV) with a CatalystTM investing.

     Private Market Value (PMV) with a CatalystTM investing is a disciplined, research-driven approach based on the extensive use of security analysis. In this process, we carefully select stocks whose intrinsic value, based on our estimate of current asset value and future growth and earnings power, is significantly different from the value as reflected in the public market. We then calculate the firm's PMV, which is defined as the price an informed industrial buyer would be likely to pay to acquire the business.

     To limit the time horizon in which the PMV is likely to be realized, we look for situations in which catalysts are working to help eliminate the premium or realize the discount between the public market price and the estimated PMV. Catalysts which are company specific include: realization of hidden assets, recognition of underperforming subsidiaries, share buybacks, spin-offs, mergers and acquisitions, balance sheet changes, new products, accounting changes, new management and cross-shareholder unwinding. Other catalysts are related to industry dynamics or macroeconomics and include but are not limited to: industry consolidation, deregulation, accounting, tax, pension and political reforms, technological change and the macroeconomic backdrop. The time horizons for catalysts to trigger change can either be short-term, medium-term or long-term.

     To further extend "value investing" and our fundamental research approach to stock selection:

     - We sponsored Value Investing Seminars in Milan and London for institutional investors from leading UK and other European business schools. The seminars were hosted by Bruce N. Greenwald, the Robert Heilbrunn Professor of Finance and Asset Management at Columbia University Graduate School of Business and the academic Director of the Heilbrunn Center for Graham & Dodd Investing.

- We established the Graham & Dodd, Murray, Greenwald Prize for Value Investing in coordination with the Columbia University Graduate School of Business. The monetary prize is awarded each year at GAMCO's annual client meeting to the individual who best exemplifies the goals of refining, extending, and disseminating the practice of Value Investing.

     - GAMCO underwrote a series of lectures on Value Investing by Professor Roger F. Murray, the co-author of the Fifth Edition of Security Analysis. This series of lectures served as a catalyst to re-focus the Columbia University Graduate School of Business's curriculum to Value Investing, leading to the eventual creation of the Graham & Dodd Center.

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

o Increasing Presence in High Net Worth Market. Our high net worth business focuses, in general, on serving clients who have established an account relationship of $1 million or more with us. According to industry estimates, the number of households with over $1 million in investable assets will continue to grow in the future, subject to ups and downs in the equity and fixed income markets. With our 30-year history of serving this segment, long-term performance record, customized portfolio approach, dominant, tax-sensitive, buy-hold investment strategy, brand name recognition and broad array of product offerings, we believe that we are well-positioned to capitalize on the growth opportunities in this market.

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

o Attracting and Retaining Experienced Professionals. We have increased the scope of our investment management capabilities by adding portfolio managers and other investment personnel in order to expand our broad array of products. The ability to attract and retain highly-experienced investment and other professionals with a long-term commitment to us and our clients has been, and will continue to be, a significant factor in our long-term growth.

o Sponsorship of Industry Conferences. Gabelli & Company, Inc., our institutional research boutique, sponsors industry conferences and management events throughout the year. At these conferences and events, senior management from leading industry companies share their thoughts on the industry, competition, regulatory issues and the challenges and opportunities in their businesses with portfolio managers and securities analysts. We currently host annual industry conferences and symposiums which include the Automotive Aftermarket Symposium (30 years), Pump Valve & Motor Symposium (17 years), Aircraft Supplier Conference (12 years), and Dental Conference (4 years). Consistent with our innovative research on emerging technologies, we sponsored conferences focusing on RFID (Radio Frequency Identification) in 2006 as well as our first annual Water Infrastructure Conference.

o Hosting of Investor Symposiums. We have a tradition of sponsoring symposiums that bring together prominent portfolio managers, members of academia and other leading business professionals to present, discuss and debate current issues and topics in the investment industry.

    -  1997  "Active vs. Passive Stock Selection"
    -  1998  "The Role of Hedge Funds as a Way of Generating Absolute Returns"
    -  2001  "Virtues of Value Investing"
    -  2003  "Dividends, Taxable versus Non-Taxable Issues"
    - 2006 "Closed-End Funds: Premiums vs. Discounts, Dividends and Distributions"

     We also hold annual conferences for our investment partnership clients and prospects in New York and London at which our portfolio management team discusses the investment environment, our strategies and portfolios, and event-driven investment opportunities.

o Capitalizing on Acquisitions and Strategic Alliances. We intend to selectively and opportunistically pursue acquisitions and alliances that will broaden our product offerings and add new sources of distribution. In November 2002, we completed our alliance with Woodland Partners LLC, a Minneapolis based investment advisor of institutional, high net-worth and sub-advisory accounts. On October 1, 1999, we completed our alliance with Mathers and Company, Inc. and now act as investment advisor to the Mathers Fund (renamed GAMCO Mathers Fund), and in May 2000, we added Comstock Partners Funds, Inc., (renamed Comstock Funds, Inc.). The Mathers and Comstock funds are part of our Non-Market Correlated mutual fund product line.

     We believe that we have the entrepreneurial flexibility and corporate resume to pursue acquisitions and alliances.

We believe that our growth to date is tracable to the following factors:

o Strong Industry Fundamentals: According to data compiled by the U.S. Federal Reserve, the investment management industry has grown faster than more traditional segments of the financial services industry, including the banking and insurance industries. Since GBL began managing institutional separate accounts in 1977, world equity markets have grown at a 12.6% compounded annual growth rate through December 31, 2006, including the net addition of new stocks in many countries, to $49.9 trillion(a). The U.S. equity market comprises about $17.5 trillion(a) or 35.1% of world equity markets. We believe that demographic trends and the growing role of money managers in the placement of capital compared to the traditional role played by banks and life insurance companies will result in continued growth of the investment management industry.

o Long-Term Performance: We have a superior long-term record of achieving relatively high returns for our Separate Account clients. We believe that our performance record represents a competitive advantage and a recognized component of our franchise.

o Stock Market Gains: Since we began managing institutional separate accounts in 1977, our traditional value-oriented separate account composite has earned a compound annual return of 17.9% net of fees versus a compound annual return of 13.1% for the S&P 500 through December 31, 2006. Since our initial public offering in February 1999 through December 2006, the compound annual return for our traditional value-oriented separate account composite was 10.3% versus the S&P 500's compound annual total return of 3.4%.

o Widely-Recognized "Gabelli" and "GAMCO" Brand Names: For much of our history, our portfolio managers and investment products have been featured in a variety of financial print media, including both U.S. and international publications such as The Wall Street Journal, Financial Times, Money Magazine, Barron's, Fortune, Business Week, Nikkei Financial News, Forbes Magazine, Consumer Reports and Investor's Business Daily. We also underwrite publications written by our investment professionals, including Deals...Deals...and More Deals which examines the practice of merger arbitrage and Global Convertible Investing: The Gabelli Way, a comprehensive guide to effective investing in convertible securities.

o Diversified Product Offerings: Since the inception of our investment management activities, we have sought to expand the breadth of our product offerings. We currently offer a wide spectrum of investment products and strategies, including product offerings in U.S. equities, U.S. fixed income, global and international equities, convertible securities, U.S. balanced and investment partnerships.

Our financial strength is underscored by having received an investment grade rating from two well-respected ratings agencies, Moody's Investors Services and Standard and Poor's Ratings Services. We believe that maintaining these investment grade ratings will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs. However, we will also consider the use of leverage as part of our corporate financial strategy even if it results in a lowering of our investment rating.

(a) Source: Birinyi Associates, LLC

Business Description

GBL was originally founded in 1976 as an institutional broker-dealer. We entered the separate accounts business in 1977, management of investment partnerships in 1985 and the mutual fund business in 1986. Our initial product offerings centered on our tax sensitive, buy-hold, value-oriented investment philosophy. Starting in the mid-1980s, we began building on our core value-oriented equity investment products by adding new investment strategies designed for a broad array of clients seeking to invest in growth-oriented equities, convertible securities and fixed income products. Since then, we have continued to build our franchise by expanding our investment management capabilities through the addition of industry specific, international, global, non-market correlated, venture capital, leveraged buy-out and merchant banking product offerings. Throughout our 30-year history, we have marketed most of our products under the "Gabelli" and "GAMCO" brand names. Other brands include Mathers, Comstock, Westwood and Woodland.

Our assets under management are organized principally in three groups: Separate Accounts, Mutual Funds and Investment Partnerships.

Separate Accounts - Institutional and High Net Worth: Since 1977, we have provided investment management services through our subsidiary GAMCO Asset Management Inc. ("GAMCO") to a broad spectrum of institutional and high net worth investors. At December 31, 2006, we had $12.7 billion of assets under management (AUM) in approximately 1,700 separate accounts, representing approximately 45% of our total AUM. We currently provide advisory services to a broad range of investors, the majority of which (in total number of accounts) are high net worth client accounts - defined as individuals and their retirement assets generally having minimum account balances of $1 million. As of December 31, 2006, Institutional client accounts, which include corporate pension and profit sharing plans, jointly-trusteed plans and public funds, represented 43% of the Separate Accounts assets and 8% of the accounts. High net worth accounts comprised approximately 83% of the total number of Separate Accounts and approximately 29% of the assets as of December 31, 2006.

High net worth clients are attracted to us by our gross returns and the tax efficient nature of the underlying investment process in these traditional products. Foundation and endowment fund assets represented an additional 9% of the number of Separate Accounts and approximately 10% of the assets. The sub-advisory portion of the Separate Accounts (where we act as sub-advisor to certain other third-party investment funds) held approximately $2.3 billion or 18% of total Separate Account assets with less than 1% of the number of accounts.

The ten largest relationships comprised approximately 43% of our total Separate Account assets under management and approximately 24% of our total Separate Account revenues as of and for the year ended December 31, 2006, respectively.

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

At December 31, 2006, over 85% of our assets in Separate Accounts (excluding sub-advisory assets) were obtained through direct sales relationships. Sales efforts are conducted on a regional and product specialist basis. Members of the sales and marketing staff for the Separate Accounts business have an average of more than ten years of experience with us and focus on developing and maintaining direct, long-term relationships with their Separate Account clients. The firm will host its 22nd Annual Client Conference in April 2007. This two-day event will kick off with a gathering at the American Museum of Natural History in New York followed by presentations by our portfolio managers and analysts the following day. Along with these client seminars, we continue to establish and staff relationship offices around the country.

We act as a sub-advisor on certain funds for several large and well-known fund managers. Similar to corporate clients, sub-advisory clients are also subject to business combinations which may result in the curtailment of product distribution or the termination of the relationship.

Investment advisory agreements for our Separate Accounts are typically subject to termination by the client without penalty on 30 days' notice or less.

Open and Closed-End Funds: We provide advisory services to (a) twenty open-end mutual funds and seven closed-end funds of which one open-end fund is managed by an unaffiliated advisor; and (b) the Westwood family of funds, consisting of six open-end mutual funds, five of which are managed on a day-to-day basis by Westwood Management Corporation, a wholly-owned subsidiary of Westwood Holdings Group (collectively, the "Mutual Funds"). At December 31, 2006, we had $14.9 billion of AUM in open-end mutual funds and closed-end funds, representing approximately 53% of our total AUM. Our equity mutual funds and closed-end funds reached a record $14.2 billion in AUM on December 31, 2006, 9.2% ahead of the $13.0 billion on December 31, 2005.

During December 2005 eight open-end Mutual Funds changed their brand to GAMCO from Gabelli. The GAMCO brand more appropriately represents the various investment strategies offered to investors by Gabelli Funds, including growth, gold, convertible securities and contrarian. Funds continuing to use the Gabelli name primarily represent value portfolios managed in the absolute return, research-driven Private Market Value (PMV) with a CatalystTM style. This name change has no effect on the management, the investment objective, or the investment strategy of each fund.

The eight GAMCO branded open-end mutual funds are:

                   GAMCO Growth
                         "        International Growth
                                  --------------------
                         "        Gold
                                  ----
                         "        Global Telecommunications
                                  -------------------------
                         "        Global Growth
                                  -------------
                         "        Global Opportunity
                                  ------------------
                         "        Global Convertible Securities
                                  -----------------------------
                         "        Mathers
                                  -------

The Gabelli brand continues to represent our "Value" business and is primarily our absolute return, research-driven Private Market Value (PMV) with a CatalystTM funds including the Westwood series Mighty MitesSM micro-cap value fund and the Global Telecommunications Fund, which is a value portfolio but retains the GAMCO Global series name. The Gabelli brand also includes The Gabelli Blue Chip Value Fund and The Gabelli Woodland Small Cap Value Fund as well as all of the closed-end funds.

The GAMCO brand encompasses a panoply of portfolios. It is the brand for our "Growth" business, which is primarily represented by The GAMCO Growth Fund, The GAMCO Global Growth Fund, and The GAMCO International Growth Fund. GAMCO also includes other distinct investment strategies and styles including our gold, convertible securities and contrarian funds.

Open-end Funds

On December 31, 2006, we had $9.1 billion of AUM in twenty six open-end mutual funds. At year-end, of the AUM in open-end mutual funds having an overall rating from Morningstar, Inc. ("Morningstar") 89% were ranked "three stars" or better, with approximately 59% ranked "five stars" or "four stars" on an overall basis (i.e., derived from a weighted average of the performance figures associated with its three-, five-, and ten-year Morningstar Rating metrics). There can be no assurance, however, that these funds will be able to maintain such ratings or that past performance will be indicative of future results.

At December 31, 2006, approximately 37% of our assets under management in open-end, equity mutual funds had been obtained through direct sales relationships. We also sell our open-end mutual funds through Third-Party Distribution Programs, particularly No-Transaction Fee ("NTF") Programs, and have developed additional classes of shares for many of our mutual funds for sale through additional third-party distribution channels on a commission basis. At December 31, 2006, Third Party Distribution Programs accounted for approximately 63% of all assets in open-end funds.

Closed-end Funds

We act as investment advisor to seven closed-end funds, five of which trade on the NYSE: Gabelli Equity Trust (GAB), Gabelli Global Multimedia Trust (GGT), Gabelli Convertible and Income Securities Fund (GCV), Gabelli Utility Trust
(GUT) and Gabelli Dividend & Income Trust (GDV) and two that trade on the American Stock Exchange ("AMEX"): Gabelli Global Utility & Income Trust (GLU) and Gabelli Global Gold, Natural Resources & Income Trust (GGN). As of December 31, 2006, the seven Gabelli closed-end funds had record breaking total assets of $5.8 billion, representing 38.9% of the total assets in our Mutual Funds business.

The Gabelli Equity Trust, which raised $400 million through its initial public offering in August 1986, finished its 20th year with net assets of $2.1 billion. In September 2005, the Equity Trust completed its first acquisition of the assets of another closed-end investment company, Sterling Capital Corporation, with total assets of $18.3 million. In October 2005, the Equity Trust completed a heavily over-subscribed rights offering, retaining gross proceeds of $143.7 million. Since inception, the Equity Trust has distributed $2.0 billion in cash to common shareholders through its 10% Distribution Policy and has spun off two other closed-end funds, the Gabelli Global Multimedia Trust and the Gabelli Utility Trust. In 2006, the Equity Trust also received net proceeds of $144.8 million of assets attributable to the 6.20% Series F Preferred Stock.

The Gabelli Dividend & Income Trust, launched in November 2003, raised $196.6 million in net proceeds through its placement of Series D and Series E Preferred Shares in November 2005. The Gabelli Dividend & Income Trust, which invests primarily in dividend-paying equity securities, had a total annualized return of 14.1% since inception and net assets of $2.5 billion as of December 31, 2006.

The Gabelli Global Gold, Natural Resources & Income Trust raised gross proceeds of $332 million through its initial public offering in March 2005 and $20 million through the exercise of the underwriters' overallotment option in May 2005. The Gabelli Global Gold, Natural Resources & Income Trust, which invests primarily in equity securities of gold and natural resources companies and utilizes a covered call option writing program to generate current income, had a total annualized return of 23.2% since inception and net assets of $432 million as of December 31, 2006. The Fund's total return for 2006 was 18.2% and 23.3% since inception on March 31, 2005.

In January 2007, we launched the Gabelli Global Deal Fund (NYSE: GDL), a closed-end fund which will seek to achieve its investment objective by investing primarily in announced merger and acquisition transactions and, to a lesser extent, in corporate reorganizations involving stubs, spin-offs and liquidations.

A detailed description of our Mutual Funds is provided within this Item 1 beginning on page 17.

Investment Partnerships: We manage Investment Partnerships through our 92% majority-owned subsidiary, Gabelli Securities, Inc. ("GSI"). The Investment Partnerships consist primarily of limited partnerships, offshore funds, separate accounts and sub-advisory relationships within the following investment strategies: merger arbitrage, event-driven long/short equity funds, sector-focused funds and merchant banking. We had $491 million of Investment Partnership assets under management.

We introduced our first investment partnership, a merger arbitrage partnership in 1985. An offshore version of this strategy was added in 1989. Building on our strengths in global event-driven value investing, several new Investment Partnerships have been added to balance investors' geographic, strategy and sector needs. Today we offer a broad range of absolute return products. Within our merger arbitrage strategy, we manage approximately $371 million of assets for investors who seek positive returns not correlated to fluctuations of the general market. These funds seek to drive returns by investing in announced merger and acquisition transactions that are primarily dependent on the deal closure and less on the overall market environment. In event-driven strategies, we manage $78 million of assets focused on the U.S., Japanese, and European markets. We also manage a series of sector-focused absolute return funds designed to offer investors a mechanism to diversify their portfolios by global economic sector rather than by geographic region. We currently offer four sector-focused portfolios: the Gabelli International Gold Fund Ltd., GAMA Select Energy Plus, L.P., GAMCO Telecom Plus, L.P., and GAMCO Medical Opportunities, L.P. Merchant banking activities are carried out through ALCE Partners, L.P. and Gabelli Multimedia Partners, L.P., both of which are closed to new investors. In 2006, in response to SEC registration proposals, GSI registered as an investment advisor for all of the investment partnerships and long/short portfolios.

Our Investment Partnerships have been marketed primarily by our direct sales force to high net worth individuals and institutions. Separate accounts and sub-advisory relationships continue to be an important aspect of our Investment Partnerships business and account for approximately 6% of our Investment Partnership assets under management. We intend to expand product offerings, both domestic and international, and the geographic composition of our customer base in Investment Partnerships. It is our expectation that the assets invested in these products will provide a growing source of revenues in the future.

Assets Under Management

The following table sets forth total assets under management by product type as of the dates shown and their compound annual growth rates ("CAGR"):

                             Assets Under Management
                                 By Product Type
                              (Dollars in millions)

                                                                                                January 1,
                                                                                                  2002 to
                                                                                                December 31,
                                                             At December 31,                        2006  % Change
                                           ------------------------------------------------------
                                             2002        2003       2004       2005        2006    CAGR(a)  2006/05
                                           --------    -------    --------   --------    --------  -------  ------

Equity:
  Mutual Funds ............................ $ 8,091    $11,618     $12,371    $12,963    $14,195    6.9 %     9.5%
  Institutional & HNW Separate Accounts ...
     Direct ...............................   7,376      9,106       9,881      9,550     10,282     3.0      7.7
     Sub-advisory .........................   2,614      3,925       3,706      2,832      2,340    (2.5)    (17.4)
                                                                   -------    -------    -------
    Total Equity ..........................  18,081     24,649      25,958     25,345     26,817     4.3      5.8
                                                                   -------    -------    -------
Fixed Income:
  Money Market Mutual Funds ...............   1,963      1,703       1,488        724        734    (16.2)    1.4
  Bond Mutual Funds .......................      14         11          11         11         10     2.1     (9.1)
  Institutional & HNW Separate Accounts ...     613        504         388         84         50    (41.3)   (40.5)
                                                                   -------    -------    -------
    Total Fixed Income ....................   2,590      2,218       1,887        819        794    (20.6)   (3.1)
                                                                   -------    -------    -------
Investment Partnerships:
  Investment Partnerships .................     578        692         814        634        491    (3.0)    (22.6)
                                                                   -------    -------    -------

    Total Assets Under Management ......... $21,249    $27,559     $28,659    $26,798    $28,102     2.6      4.9
                                                                   =======    =======    =======


Breakdown of Total Assets Under Management:
  Mutual Funds ............................ $10,068    $13,332     $13,870    $13,698    $14,939     4.6      9.1
  Institutional & HNW Separate Accounts ...
     Direct ...............................   7,989      9,610      10,269      9,634     10,332     3.0      7.2
     Sub-advisory .........................   2,614      3,925       3,706      2,832      2,340    (2.5)    (17.4)
  Investment Partnerships .................     578        692         814        634        491    (3.0)    (22.6)
                                                                   -------    -------    -------
    Total Assets Under Management ......... $21,249    $27,559     $28,659    $26,798    $28,102     2.6      4.9
                                            =======    =======     =======    =======    =======

(a) Compound annual growth rate.

Summary of Investment Products

We manage assets in the following wide spectrum of investment products and strategies, many of which are focused on fast-growing areas:

          U.S. Equities:                           Global and International Equities:      Investment Partnerships:
          --------------                           ----------------------------------      ------------------------
          All Cap Value                            International Growth                    Merger Arbitrage
          Large Cap Value                          Global Growth                           U.S. Long/Short
          Large Cap Growth                         Global Value                            Global Long/Short
          Mid Cap Value                            Global Telecommunications               European Arbitrage
          Small Cap Value                          Global Multimedia                       Japanese Long/Short
          Small Cap Growth                         Gold                                    Sector-Focused
          Micro Cap                                                                        - Energy
          Natural Resources                        U.S. Fixed Income:                      - Global Telecom
          Real Estate                              -----------------                       - Gold
          Utilities                                Corporate                               - Medical Opportunities
          Non-Market Correlated                    Government                              Merchant Banking
          Options Income                           Municipals
                                                   Asset-backed                            U.S. Balanced:
          Convertible Securities:                  Intermediate                            --------------
          -----------------------                  Short-term                              Balanced Growth
          U.S. Convertible Securities                                                      Balanced Value
          Global Convertible Securities

In 2006, we continued to develop the skills of our investment team by allocating firm capital to incubate investment strategies. This began with a capital structure arbitrage strategy (2004) and now includes a merger-arbitrage, a global trading strategy as well as investment accounts for a designated group of analysts.

Additional Information on Mutual Funds

The Mutual Funds include twenty-six open-end mutual funds and seven closed-end funds which had total assets as of December 31, 2006 of $14.9 billion. The open-end Mutual Funds are available to individuals and institutions on both a no-load and commission basis, while the closed-end funds are listed and traded on either the New York Stock Exchange ("NYSE") or the AMEX. At December 31, 2006, the open-end funds had total net assets of $9.1 billion and the closed-end funds had total net assets of $5.8 billion. The assets managed in the closed-end funds represent approximately 39% of the assets in the Mutual Funds group and 21% of the total assets under management at December 31, 2006. Our assets under management consist of a broad range of U.S. and international stock, bond and money market mutual funds that meet the varied needs and objectives of our Mutual Fund shareholders. At December 31, 2006, approximately 37% of our assets under management in open-end Mutual Funds had been obtained through direct sales relationships.

Through our affiliates, we act as advisor to all of the Mutual Funds, except with respect to the Gabelli Capital Asset Fund for which we act as a sub-advisor and Guardian Investment Services Corporation, an unaffiliated company, acts as manager. As sub-advisor, we make day-to-day investment decisions for the $234 million Gabelli Capital Asset Fund.

Gabelli Funds, LLC ("Funds Advisor"), a wholly-owned subsidiary of GAMCO Investors, Inc., acts as the investment advisor for all of the Mutual Funds other than the Westwood family of funds.

Gabelli Advisers, Inc., a subsidiary controlled by GAMCO Investors, Inc., acts as investment advisor to the Westwood family of funds and has retained Westwood Management Corporation, a New York Stock Exchange listed company (NYSE: WHG), to act as sub-advisor for five of the six portfolios. The Westwood Mighty MitesSM Fund, launched in May 1998, is advised solely by Gabelli Advisers, Inc., using a team investment approach. Westwood Management Corporation owns an approximately 19.0% equity interest in Gabelli Advisers, Inc.

The following table lists the Mutual Funds, together with the December 31, 2006 Morningstar overall rating, where rated (ratings are not available for the money-market mutual funds and other mutual funds, which collectively represent 42.7% of the assets under management in the Mutual Funds), provides a description of the primary investment objective, fund characteristics, fees, the date that the mutual fund was initially offered to investors and the assets under management in the mutual funds as of December 31, 2006.

                                                                                                                  Net Assets as of
                                                                                                                    December 31,
               Fund                                                                    Advisory  12b-1   Initial        2006
       (Morningstar Overall     Primary Investment                      Fund             Fees    Fees     Offer    (all classes)
            Rating) (1)            Objective                      Characteristics        (%)      (%)     Date    ($ in millions)
----------------------------- --------------------------         ----------------      -------- ------  -------   ---------------
OPEN-END FUNDS:

  EQUITY INCOME:

    The Gabelli Equity       High level of total return            Class AAA:                1.00    .25   01/02/92       $ 906
    Income Fund              with an emphasis on                   No-load,
    *****                    income-producing equities             Open-end,
                             with yields greater than              Diversified
                             the S&P 500 average.                  Multi-class Shares (2)

    Westwood                 Both capital appreciation             Class AAA:                 .75    .25   10/01/91       $ 155
    Balanced Fund            and current income using              No-load,
    ****                     portfolios containing stocks,         Open-end,
                             bonds, and cash as appropriate        Diversified
                             in light of current economic          Multi-class shares (2)
                             and business conditions.

    Westwood                 High level of current income          Class AAA:                1.00(8) .25   09/30/97       $ 12
    Income Fund              as well as long-term capital          No-load,
    *                        appreciation by investing             Open-end,
                             primarily in income producing         Diversified
                             equity and fixed income               Multi-class shares (2)
                             securities.

VALUE:

    The Gabelli Asset        Growth of capital as a primary        Class AAA:                1.00    .25   03/03/86     $ 2,527
    Fund                     investment objective, with            No-load,
    ****                     current income as a secondary         Open-end,
                             investment objective. Invests in      Diversified
                             equity securities of companies        Multi-class shares (2)
                             selling at a significant discount
                             to their private market value.

    Westwood                 Capital appreciation through a        Class AAA:                1.00    .25   01/02/87      $ 187
    Equity Fund              diversified portfolio of equity       No-load,
    ****                     securities using bottom-up            Open-end,
                             fundamental research with a           Diversified
                             focus on identifying                  Multi-class shares (2)
                             well-seasoned companies.

    The Gabelli Blue Chip    Capital appreciation through          Class AAA:                1.00    .25   08/26/99       $ 37
    Value Fund               investments in equity securities      No-load,
    **                       of established companies, which       Open-end,
                             are temporarily out of favor and      Diversified
                             which have market capitalizations     Multi-class shares (2)
                             in excess of $5 billion.

  SMALL CAP VALUE:

    The Gabelli Small Cap    High level of capital appreciation    Class AAA:                1.00    .25   10/22/91       $ 755
    Growth Fund              from equity securities of smaller     No-load,
    ****                     companies with market                 Open-end,
                             capitalization of $2 billion or less  Diversified
                             at the time of purchase.              Multi-class Shares (2)

                                                                                                                 Net Assets as of
                                                                                                                    December 31,
               Fund                                                                    Advisory  12b-1   Initial       2006
       (Morningstar Overall     Primary Investment                      Fund             Fees    Fees     Offer    (all classes)
            Rating) (1)            Objective                      Characteristics        (%)      (%)     Date    ($ in millions)
----------------------------- --------------------------         ----------------      -------- ------  -------   ---------------

    The Gabelli Woodland     Long Term capital appreciation      Class AAA:              1.00(8) .25    12/31/02      $  10
    Small Cap Value Fund     investing at least 80% of its       No-load,
   ***                       in equity securities of             Open-end,
                             companies with market               Non-diversified
                             capitalizations less than           Multi-class shares(2)
                             the greater of $3.0 billion
                             or the largest company
                             in the Russell 2000 Index.

    Westwood                 Long-term capital                   Class AAA:              1.00(8) .25    04/15/97      $  10
    SmallCap                 appreciation, investing             No-load,
    Equity Fund              at least 80% of its assets          Open-end,
    **                       in equity securities of             Diversified
                             companies with market               Multi-class shares(2)
                             capitalizations of $2.5 billion
                             or less at the time of purchase.

  FOCUSED VALUE:

    The Gabelli Value        High level of capital               Class A:                1.00    .25    09/29/89      $ 889
    Fund                     appreciation from                   Front end-load,
    ***                      undervalued equity                  Open-end
                             securities that are                 Non-diversified
                             held in a concentrated              Multi-class shares(2)
                             portfolio.
  GROWTH:

    GAMCO International      Capital appreciation                Class AAA:              1.00    .25    06/30/95      $  65
    Growth Fund              by investing primarily              No-load,
    ***                      in equity securities of             Open-end,
                             foreign companies with              Diversified
                             rapid growth in revenues            Multi-class shares(2)
                             and earnings.


    The GAMCO Growth         Capital appreciation from           Class AAA:              1.00    .25    04/10/87      $ 959
    Fund                     companies that have                 No-load,
    ***                      favorable, yet undervalued,         Open-end,
                             prospects for earnings              Diversified
                             growth. Invests in equity           Multi-class Shares(2)
                             securities of companies
                             that have above-average
                             or expanding market
                             shares and profit margins.


AGGRESSIVE GROWTH:

    The GAMCO Global         High level of capital               Class AAA:              1.00    .25    02/07/94      $ 103
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

  MICRO-CAP:

    Westwood                 Long-term capital                   Class AAA:,             1.00    .25    05/11/98      $  38
    Mighty MitesSM  Fund     appreciation by                     No-load,
    ****                     investing primarily                 Open-end,
                             in equity securities                Diversified
                             with market                         Multi-class shares (2)
                             capitalization of
                             $300 million or less at the
                             time of purchase.

                                                                                                                   Net Assets as of
                                                                                                                     December 31,
               Fund                                                                    Advisory     12b-1   Initial     2006
       (Morningstar Overall     Primary Investment                      Fund             Fees       Fees    Offer    (all classes)
            Rating) (1)            Objective                      Characteristics        (%)         (%)     Date   $ in millions)
----------------------------- --------------------------         ----------------      --------     ------  ------- ---------------

  SPECIALTY EQUITY:

    The GAMCO Global               High level of capital              Class AAA:            1.00 (8)  .25   05/11/98       $  24
    Opportunity Fund               appreciation through               No-load,
    ****                           worldwide investments              Open-end,
                                   in equity securities.              Non-diversified
                                                                      Multi-class shares(2)

    The GAMCO Global               High level of total return         Class AAA:            1.00 (8)  .25   02/03/94       $  11
    Convertible                    through a combination of           No-load,
    Securities Fund                current income and capital         Open-end,
    ***                            Appreciation through               Non-diversified
                                   investment in convertible          Multi-class shares(2)
                                   securities of U.S. and
                                   non-U.S. issuers.

    The Gabelli Capital Asset      Capital appreciation from          No-load,               .75       n/a  05/01/95       $ 234
    Fund                           equity securities of companies     Open-end,
    (not rated) (7)                selling at a significant           Diversified,
                                   discount to their private          Variable Annuity
                                   market value.

  SECTOR:

    The Gabelli Utilities          High level of total return through Class AAA:            1.00      .25   08/31/99       $ 568
    Fund                           a combination of capital           No-load,
    **                             appreciation and current income    Open-end,
                                   from investments in utility        Diversified
                                   companies.                         Multi-class shares(2)

    The GAMCO Global               High level of capital              Class AAA:            1.00      .25   11/01/93       $ 216
    Telecommunications             appreciation through               No-load,
    Fund                           worldwide investments              Open-end,
    ****                           in equity securities,              Non-diversified
                                   including the U.S.,                Multi-class shares(2)
                                   primarily in the
                                   telecommunications
                                   industry.

    GAMCO Gold                     Seeks capital                      Class AAA:            1.00       .25  07/11/94       $ 449
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

  ABSOLUTE RETURN:

    The Gabelli ABC Fund           Total returns that are             No-load,              .50 (6) n/a (6) 05/14/93       $ 155
    **                             attractive to investors            Open-end,
                                   in various market conditions       Non-diversified
                                   without excessive risk
                                   of capital loss, utilizing
                                   certain arbitrage strategies
                                   and investing in value
                                   orientated common stocks,
                                   i.e., common stocks trading
                                   At a significant discount
                                   to their PMV.


                                                                                                                   Net Assets as of
                                                                                                                     December 31,
               Fund                                                                    Advisory     12b-1   Initial     2006
       (Morningstar Overall     Primary Investment                      Fund             Fees       Fees    Offer    (all classes)
            Rating) (1)            Objective                      Characteristics        (%)         (%)     Date   ($ in millions)
----------------------------- --------------------------         ----------------      --------     ------  ------- ---------------

 CONTRARIAN:

    Comstock                    Capital appreciation and current    Class A                   1.00    .25    10/10/85     $ 42
    Capital Value Fund          income through investment in a      Load,
    (not rated) (7)             highly diversified portfolio of     Open-end,
                                securities.                         Diversified
                                                                    Multi-class shares (2)

    Comstock                    Capital appreciation and current    Class A                    .85    .25    05/26/88     $  7
    Strategy Fund               income through investment in a      Load,
    (not rated) (7)             portfolio of debt securities.       Open-end,
                                                                    Non-Diversified
                                                                    Multi-class shares (2)

    GAMCO Mathers               Long-term capital appreciation      Class AAA:                1.00    .25     8/19/65     $ 31
    Fund                        in various market conditions        No-load,
    *                           without excess risk of capital      Open-end,
                                loss.                               Diversified


  FIXED INCOME:

    Westwood                    Total return and current            Class AAA:                 .60 (8).25    10/01/91     $ 10
    Intermediate Bond           income, while limiting              No-load,
    Fund                        risk to principal. Pursues          Open-end,
    **                          higher yields than shorter          Diversified
                                maturity funds and has              Multi-class shares (2)
                                more price stability than
                                generally higher yielding
                                long-term funds.


  CASH MANAGEMENT-MONEY MARKET:

    The Gabelli U.S. Treasury   High current income                 Money Market,              .30 (8) n/a   10/01/92     $ 734
    Money Market Fund           with preservation of                Open-end,
    (10)                        principal and                       Diversified
                                liquidity, while
                                striving to keep
                                expenses among the
                                lowest of all U.S.
                                Treasury money market
                                funds.

                                                                                                                   Net Assets as of
                                                                                                                     December 31,
               Fund                                                                    Advisory     12b-1   Initial     2006
       (Morningstar Overall     Primary Investment                      Fund             Fees       Fees    Offer    (all classes)
            Rating) (1)            Objective                      Characteristics        (%)         (%)     Date   ($ in millions)
----------------------------- --------------------------         ----------------      --------     ------  ------- ---------------

CLOSED-END FUNDS:

    The Gabelli Equity       Long-term growth of               Closed-end,            1.00 (9)         n/a    08/14/86    $ 2,115
    Trust Inc.               capital by investing              Non-diversified
    (not rated) (7)          in equity securities.             NYSE Symbol: GAB


    The Gabelli              High total return                 Closed-end,            1.00 (9)         n/a    07/03/89     $ 152
    Convertible and Income   from investing                    diversified
    Securities Fund Inc. (4) primarily in                      NYSE Symbol: GCV
    ***                      convertible
                             instruments.

    The Gabelli Global       Long-term capital                 Closed-end,            1.00 (9)         n/a    11/15/94     $ 247
    Multimedia Trust Inc. (3)appreciation from                   Non-diversified
    (not rated) (7)          equity investments in             NYSE Symbol: GGT
                             global telecommunications,
                             media, publishing and
                             entertainment holdings.

    The Gabelli              High total return from            Closed-end,            1.00 (9)         n/a    07/09/99     $ 298
    Utility Trust (5)        investments primarily in          Non-diversified
    ****                     securities of companies           NYSE Symbol: GUT
                             involved in gas, electricity
                             and water industries.

    The Gabelli              Qualified dividend income         Closed-end,            1.00 (9)         n/a    11/24/03    $ 2,486
    Dividend & Income        and capital appreciation          Non-diversified
    Trust                    potential.                        NYSE Symbol: GDV
    (not rated) (7)

    The Gabelli              A consistent level of after-tax   Closed-end,            1.00             n/a     5/28/04     $ 75
    Global Utility & Income  total return with an emphasis     Non-diversified
    Trust                    on tax-advantaged dividend        AMEX Symbol: GLU
    (not rated) (7)          income.

    The Gabelli              High level of current income      Closed-end,            1.00             n/a     3/29/05    $ 432
    Global Gold, Natural     through an option writing strategyNon-diversified
    Resources & Income Trust on equity securities owned in the AMEX Symbol: GGN
    (not rated) (7)          gold and natural resources
                             industries

(1) Morningstar RatingTM as of December 31, 2006. For each fund with at least a three-year history, Morningstar calculates a Morningstar RatingTM based on a Morningstar risk-adjusted return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads and redemption fees) placing more emphasis on downward variations and rewarding consistent performance. The top 10% of the funds in an investment category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. The Overall Morningstar Rating for a fund is derived from a weighted average of the performance figures associated with its three, five, and ten-year (if applicable) Morningstar Rating metrics. Morningstar Ratings are shown for the respective class shown; other classes may have different performance characteristics. There were 334 Conservative Allocation funds rated for three years, 178 funds for five years and 95 funds for ten years (GAMCO Mathers Fund). There were 370 Mid-Cap Blend funds rated for three years, 304 funds for five years and 118 funds for ten years (The Gabelli Asset Fund, The Gabelli ABC Fund, The Gabelli Value
     Fund). There were 1,075 Large Value funds rated for three years, 812 funds for five years and 394 funds for ten years (The Gabelli Blue Chip Value Fund, Westwood Equity Fund, The Gabelli Equity Income Fund). There were 72 Convertibles funds rated for three years, 61 funds for five years and 45 funds for ten years (The GAMCO Global Convertible Securities Fund). There were 402 World Stock funds rated for three years, 316 funds for five years and 158 funds for ten years (The GAMCO Global Growth Fund, The GAMCO Global Opportunity Fund). There were 40 Specialty-Communications funds rated for three years, 40 funds for five years and 11 funds for ten years (The GAMCO Global Telecommunications Fund). There were 57 Specialty-Precious Metals funds rated for three years, 44 funds for five years and 30 funds for ten years (GAMCO Gold Fund). There were 1,373 Large Growth funds rated for three years, 1,095 funds for five years and 453 funds for ten years (The GAMCO Growth Fund). There were 199 Foreign Large Growth funds rated for three years, 169 funds for five years and 72 funds for ten years (GAMCO International Growth Fund). There were 305 Small Value funds rated for three years, 225 funds for five years and 77 funds for ten years (The Gabelli Small Cap Growth Fund, Westwood Mighty MitesSM Fund, Gabelli Woodland Small Cap Value Fund). There were 85 Specialty-Utilities funds rated for three years and 74 funds rated for five years (The Gabelli Utilities Fund). There were 838 Moderate Allocation funds rated for three years, 624 funds for five years and 358 funds for ten years (Westwood Balanced Fund). There were 925 Intermediate-Term Bond funds rated for three years, 754 funds for five years and 367 funds for ten years (Westwood Intermediate Bond Fund). There were 228 Specialty-Real Estate funds rated for three years and 152 funds for five years (Westwood Income Fund). There were 474 Small Blend funds rated for three years and 383 funds for five years (Westwood SmallCap Equity Fund, The Gabelli Woodland Small Cap Value
     Fund). (a) 2006 Morningstar, Inc. All Rights reserved. This information is
     (1) proprietary to Morningstar and/or its content providers (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Past performance is no guarantee of future results.

(2) These funds have multi-classes of shares available. Multi-class shares include Class A shares which have a front-end sales charge, Class B shares which are subject to a back-end contingent deferred sales charge for up to 6 years and Class C which shares are subject to a 1% back-end contingent deferred sales charge for up to two years. However, Class B shares are no longer offered for new purchases as of July 2004. Comstock Strategy Fund Class R shares, which are no-load, are available only for retirement and certain institutional accounts. Comstock Strategy Fund class O shares are no longer offered to the public. Class I shares are available to institutional accounts. Net assets include all share classes.

(3) The Gabelli Global Multimedia Trust Inc. was formed in 1994 through a spin-off of assets from The Gabelli Equity Trust.

(4) The Gabelli Convertible and Income Securities Fund Inc. was originally formed in 1989 as an open-end investment company and was converted to a closed-end investment company in March 1995.

(5) The Gabelli Utility Trust was formed in 1999 through a spin-off of assets from The Gabelli Equity Trust.

(6) Funds Advisor has reduced the Advisory fee from 1.00% to 0.50% since April 1, 2002. Gabelli & Company, Inc. waived receipt of the 12b-1 Plan distribution fees as of January 1, 2003, and on February 25, 2004, the Fund's Board of Directors agreed with the Funds Advisor's request to terminate the 12b-1 Plan.

(7) Certain funds are not rated because they do not have a three year history, or there are not enough similar funds in the category determined by Morningstar.

(8) Funds Advisor has an agreement in place to waive its advisory fee or reimburse expenses of the Fund to maintain fund expenses at a specified level for Class AAA shares; multiclass shares have separate limits as described in the Fund's prospectus. (The Gabelli Woodland Small Cap Value Fund - 2.00%; Westwood Income Fund - 1.50%; The GAMCO Global Opportunity Fund - 2.00%; The GAMCO Global Convertible Securities Fund - 2.00%; Westwood SmallCap Equity Fund - 1.50%; Westwood Intermediate Bond Fund - 1.00%; The Gabelli U.S. Treasury Money Market Fund -0.08% through September 30, 2007. Such agreements are renewable annually).

(9) Funds Advisor has agreed to reduce its advisory fee on the liquidation value of preferred stock outstanding if certain performance levels are not met.

(10) The Gabelli U.S. Treasury Money Market Fund, as a direct result of having the lowest expense ratio out of 42 funds, had the highest yield for the year ended December 31, 2006 of the 42 funds ranked by the iMoney Net Money Fund Report, in the 100% U.S. Treasury category. Longer term, the Fund has equally impressive results, ranking 2nd out of 41 funds for 1 year, 3rd out of 28 funds for 5 years, and 3rd out of 24 funds for 10 years, all periods ended December 31, 2006. Investment returns and yield will fluctuate. An investment in a money market fund is not guaranteed by the United States government nor insured by the Federal Deposit Insurance Corporation or any government agency. Although the Fund seeks to preserve the value of an investment at $1.00 per share, it is possible to lose money by investing on the Fund.

Shareholders of the open-end Funds are allowed to exchange shares among the same class of shares of the other open-end funds as economic and market conditions and investor needs change at no additional cost. However, as noted below, certain Mutual Funds impose a 2% redemption fee on shares redeemed in seven days or less after a purchase. We periodically introduce new mutual funds designed to complement and expand our investment product offerings, respond to competitive developments in the financial marketplace and meet the changing needs of investors.

On December 30, 2004, the shareholders of The Gabelli ABC Fund voted to approve a charter amendment that would require investment accounts held at the fund's transfer agent, State Street Bank & Trust Company, be directly registered to the beneficial owners of the fund. The action, which was recommended by Gabelli Funds, LLC ("Funds Advisor") and approved by the fund's Board of Directors, permits the redemption of shares held through certain brokers and financial consultants in omnibus and individual accounts where the beneficial owner is not disclosed.

In January 2006, Funds Advisor announced that the Board of Trustees of the Ned Davis Research Funds voted to liquidate the Ned Davis Research Asset Allocation Fund and distribute the assets to shareholders. The Board agreed that liquidating the Fund, which was launched on March 31, 2003, was in the best interests of shareholders given its asset level, ongoing transactional and operating costs, and limited marketability. The liquidation took place on February 10, 2006.

Our marketing efforts for the Mutual Funds are currently focused on increasing the distribution and sales of our existing funds as well as creating new products for sale through our distribution channels. We believe that our marketing efforts for the Mutual Funds will continue to generate additional revenues from investment advisory fees. We have traditionally distributed most of our open-end Mutual Funds by using a variety of direct response marketing techniques, including telemarketing and advertising, and as a result we maintain direct relationships with many of our no-load open-end Mutual Fund customers. Beginning in late 1995, we expanded our product distribution by offering several of our open-end Mutual Funds through Third-Party Distribution Programs, including NTF Programs. In 1998 and 1999, we further expanded these efforts to include substantially all of our open-end Mutual Funds in Third-Party Distribution Programs. More than 37% of the assets under management in the open-end Mutual Funds are still attributable to our direct response marketing efforts. Third-Party Distribution Programs have become an increasingly important source of asset growth for us. Of the $8.4 billion of assets under management in the open-end equity Mutual Funds as of December 31, 2006, approximately 63% were generated through Third-Party Distribution Programs. We are responsible for paying the service and distribution fees charged by many of the Third-Party Distribution Programs, although a portion of such service fees under certain circumstances are payable by the funds. Several bills have been introduced in Congress that would amend the Investment Company Act. These proposals, which include but are not limited to the elimination or restriction of Rule 12b-1 distribution fees, if enacted or adopted, could have a substantial impact on the regulation and operation of our registered funds. In light of such legislation and efforts by some of the program sponsors to increase fees beyond what we deem to be acceptable, several of our Mutual Funds may be withdrawn from such programs. During 2000, we completed development of additional classes of shares for many of our mutual funds for sale through national brokerage and investment firms and other third-party distribution channels on a commission basis. The multi-class shares are available in all of Gabelli mutual funds except The Gabelli ABC Fund, Gabelli Capital Asset Fund and the GAMCO Mathers Fund, although The Gabelli ABC Fund is planning on offering another class of shares. The use of multi-class share products will expand the distribution of Gabelli Fund products into the advised sector of the mutual fund investment community. During 2003, we introduced Class I shares, which are no load shares with higher minimum initial investment and without distribution fees available to Institutional and Retirement Plan Accounts directly through Gabelli & Company, Inc. The no-load shares are designated as Class AAA shares and are available for new and current investors. Effective February 15, 2007, Class AAA shares of the GAMCO Growth Fund, GAMCO International Growth Fund, and GAMCO Global Growth Fund are only available to existing Gabelli Fund Shareholders who established accounts prior to February 15, 2007. In general, distribution through Third-Party Distribution Programs has greater variable cost components and lower fixed cost components than distribution through our traditional direct sales methods.

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

Mutual Fund Distribution

Gabelli & Company distributes our open-end Mutual Funds pursuant to distribution agreements with each Mutual Fund. Under each distribution agreement with an open-end Mutual Fund, Gabelli & Company offers and sells such open-end Mutual Fund's shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of Third-Party Distribution Programs, financial intermediaries and Gabelli & Company sales personnel. Gabelli & Company receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 ("12b-1") of the Investment Company Act. Distribution fees from the open-end Mutual Funds amounted to $18.9 million, $19.4 million and $20.6 million for the years ended December 31, 2004, 2005 and 2006, respectively. Gabelli & Company is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back-end sales charge. Underwriting fees and sales charges retained amounted to $346,000, $646,000 and $859,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

Under the distribution plans, the open-end Class AAA shares of the Mutual Funds (except The Gabelli US Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund) and the Class A shares of various funds pay Gabelli & Company a distribution or service fee of .25% per year (except the Class A shares of the Westwood Funds which pay .50% per year) on the average daily net assets of the fund. Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%. Gabelli & Company's distribution agreements with the Mutual Funds may continue in effect from year to year only if specifically approved at least annually by (i) the Mutual Fund's Board of Directors or Trustees or (ii) the Mutual Fund's shareholders and, in either case, the vote of a majority of the Mutual Fund's directors or trustees who are not parties to the agreement or "interested persons" of any such party, within the meaning of the Investment Company Act. Each Mutual Fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days' written notice by (i) a vote of the majority of its directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Mutual Fund. Each distribution agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act. Gabelli & Company may terminate a distribution agreement without penalty upon 60 days' written notice.

Gabelli & Company also offers our open-end mutual fund products through our website, www.gabelli.com, where directly registered mutual fund investors can access their personal account information and buy, sell and exchange Fund shares. Fund prospectuses, quarterly reports, fund applications, daily net asset values and performance charts are all available online. As part of our efforts to educate investors, we introduced Gabelli University with our initial publications Deals, Deals... and More Deals and Global Convertible Investing:
The Gabelli Way. Our website is an active, informative and valuable resource which we believe has become an increasingly important feature of our client service efforts.

Institutional Research

Gabelli & Company provides institutional investors with investment ideas on numerous industries and special situations, with a particular focus on small-cap and mid-cap companies. Our team of sell-side analysts follow economic sectors on a global basis, and are bottom-up stock pickers, recommending companies that trade at significant differences to Private Market Value. Our research focuses on company fundamentals, cash flow statistics, and catalysts that will help realize returns.

Brokerage Commissions and Trading

Gabelli & Company generates brokerage commission revenues from securities transactions executed on an agency basis on behalf of our mutual funds, institutional and high net worth clients as well as from retail customers. Commission revenues totaled $15.6 million, $12.2 million, and $12.2 million for the years ended December 31, 2004, 2005 and 2006, respectively. Gabelli & Company has considered and continues to explore expansion of its proprietary trading activities.

Underwriting

Gabelli & Company is involved in external syndicated underwriting activities. In 2004, 2005 and 2006, Gabelli & Company participated in 5, 4 and 4 syndicated underwritings, respectively, of public equity and debt offerings managed by major investment banks with commitments of $32.1 million, $21.4 million and $15.5 million, respectively. In January 2007, Gabelli & Company participated in an underwriting syndicate of the initial public offering of the Gabelli Global Deal Fund (NYSE: GDL), a closed-end fund which will seek to achieve its investment objective by investing primarily in announced merger and acquisition transactions and, to a lesser extent, in corporate reorganizations involving stubs, spin-offs and liquidations.

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

The market for providing investment management services to institutional and high net worth Separate Accounts is also highly competitive. Approximately 36% of our investment advisory fee revenue for the year ended December 31, 2006 was derived from our Separate Accounts. Selection of investment advisors by U.S. institutional investors is often subject to a screening process and to favorable recommendations by investment industry consultants. Many of these investors require their investment advisors to have a successful and sustained performance record, often five years or longer, and also focus on one-year and three-year performance records. We have significantly increased our assets under management on behalf of U.S. institutional investors since our entry into the institutional asset management business in 1977. At the current time, we believe that our investment performance record would be attractive to potential new institutional and high net worth clients. However, no assurance can be given that our efforts to obtain new business will be successful.

Intellectual Property

Service marks and brand name recognition are important to our business. We have rights to the service marks under which our products are offered. We have registered certain service marks in the United States and will continue to do so as new trademarks and service marks are developed or acquired. We have rights to use the "Gabelli" name, the "GAMCO" name, and other names. Pursuant to an assignment agreement, Mr. Gabelli has assigned to us all of his rights, title and interests in and to the "Gabelli" name for use in connection with investment management services, mutual funds and securities brokerage services. However, under the agreement, Mr. Gabelli will retain any and all rights, title and interests he has or may have in the "Gabelli" name for use in connection with
(i) charitable foundations controlled by Mr. Gabelli or members of his family or
(ii) entities engaged in private investment activities for Mr. Gabelli or members of his family. In addition, the funds managed by Mr. Gabelli outside GBL have entered into a license agreement with us permitting them to continue limited use of the "Gabelli" name under specified circumstances. We have taken, and will continue to take, action to protect our interests in these service marks.

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

Our business is subject to regulation at both the federal and state level by the Securities and Exchange Commission ("Commission" or "SEC") and other regulatory bodies. Certain of our subsidiaries are registered with the Commission under the Investment Advisers Act, and the Mutual Funds are registered with the Commission under the Investment Company Act. We also have a subsidiary that is registered as a broker-dealer with the Commission and is subject to regulation by the NASD and various states.

The subsidiaries of GBL that are registered with the Commission under the Investment Advisers Act (Gabelli Funds LLC, Gabelli Advisers, Inc., Gabelli Fixed Income LLC, GAMCO Asset Management Inc. and Gabelli Securities, Inc.) are regulated by and subject to examination by the Commission. The Investment Advisers Act imposes numerous obligations on registered investment advisors including fiduciary duties, record keeping requirements, operational requirements, marketing requirements and disclosure obligations. The Commission is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from censure to termination of an investment advisor's registration. The failure of a subsidiary to comply with the requirements of the Commission could have a material adverse effect on us. We believe that we are in substantial compliance with the requirements of the regulations under the Investment Advisers Act.

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

In its capacity as a broker-dealer, Gabelli & Company, Inc. is required to maintain certain minimum net capital and cash reserves for the benefit of our customers. Gabelli & Company, Inc.'s net capital, as defined, has consistently met or exceeded all minimum requirements. Gabelli & Company, Inc. is also subject to periodic examination by the NASD.

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

Investments by GBL on behalf of our clients often represent a significant equity ownership position in an issuer's class of stock. As of December 31, 2006, we had five percent or more beneficial ownership with respect to approximately 110 equity securities. This activity raises frequent regulatory and legal issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers' shareholder rights plans or "poison pills," state gaming laws and regulations, federal communications laws and regulations, public utility holding company laws and regulations, federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions. Our failure to comply with these requirements could have a material adverse effect on us.

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

We and certain of our affiliates are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. In particular, we are subject to requirements in numerous jurisdictions regarding reporting of beneficial ownership positions in securities issued by companies whose securities are publicly-traded in those countries. In addition, GAMCO is registered as an international advisor, investment counsel and portfolio manager with the Ontario Securities Commission in Canada in order to market our services to prospective clients who reside in Ontario. Several of our Investment Partnerships are organized under the laws of foreign jurisdictions. In connection with our opening of an office in London and our plans to market certain products in Europe, we are required to comply with the laws of the United Kingdom and other European countries regarding these activities. Our subsidiary, GAMCO Asset Management (UK) Limited, is regulated by the Financial Services Authority. In connection with our registration in the United Kingdom, we have minimum capital requirements that have been consistently met or exceeded.

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

As part of our review, hundreds of documents were examined and approximately fifteen individuals were interviewed. We have found no evidence that any employee participated in or facilitated any "late trading". We also have found no evidence of any improper trading in our mutual funds by our investment professionals or senior executives. As we previously reported, we did find that in August of 2002, we banned an account, which had been engaging in frequent trading in our Global Growth Fund (the prospectus of which did not impose limits on frequent trading) and which had made a small investment in one of our hedge funds, from further transactions with our firm. Certain other investors had been banned prior to that. We also found that certain discussions took place in 2002 and 2003 between GBL's staff and personnel of an investment advisor regarding possible frequent trading in certain Gabelli domestic equity funds. In June 2006, we began discussions with the SEC staff for a potential resolution of their inquiry. As a result of these discussions, GBL recorded a reserve of approximately $12 million in the second quarter of 2006. In February 2007, one of our advisory subsidiaries made an offer of settlement to the SEC staff for communication to the Commission for its consideration to resolve this matter. This offer of settlement is subject to final agreement regarding the specific language of the SEC's administrative order and other settlement documents. As a result of these developments, we increased our reserves as of the fourth quarter of 2006 by $3 million. Since these discussions are ongoing, we cannot determine at this time whether they will ultimately result in a settlement of this matter, whether our reserves will be sufficient to cover any payments by GBL related to such a settlement, or whether and to what extent insurance may cover such payments.

In September 2005, we were informed by the staff of the SEC that they may recommend to the Commission that one of our advisory subsidiaries be held accountable for the actions of two of the closed-end funds managed by the subsidiary relating to Section 19(a) and Rule 19a-1 of the Investment Company Act of 1940. These provisions require registered investment companies to provide written statements to shareholders when a dividend is made from a source other than net investment income. While the funds sent annual statements containing the required information and 1099 statements as required by the IRS, the funds did not send written statements to shareholders with each distribution in 2002 and 2003. The staff indicated that they may recommend to the Commission that administrative remedies be sought, including a monetary penalty. The closed-end funds changed their notification procedures, and we believe that all of the funds are now in compliance.

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

Personnel

On February 28, 2007, we had a full-time staff of approximately 200 individuals, of whom 83 served in the portfolio management, research and trading areas, 61 served in the marketing and shareholder servicing areas and 56 served in the administrative area. As part of our staff, we employ 24 portfolio managers for the Mutual Funds, Separate Accounts and Investment Partnerships.

ITEM 1A: RISK FACTORS

Business Risks

We caution the reader that the following business risks and those risks described elsewhere in this report and in our other SEC filings could cause our actual results to differ materially from expectations stated in our forward-looking statements.

Risks Related to Our Industry

Changes in laws or regulations or in governmental policies could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.

Our business is subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC under the Investment Company Act and the Investment Advisers Act, by the Department of Labor under the ERISA, as well as regulation by the NASD and state regulators. The mutual funds managed by Gabelli Funds, LLC and Gabelli Advisers, Inc. are registered with the SEC as investment companies under the Investment Company Act. The Investment Advisers Act imposes numerous obligations on investment advisors, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as additional detailed operational requirements, on registered investment companies and investment advisors. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment advisor or broker-dealer. Industry regulations are designed to protect our clients and investors in our funds and other third parties who deal with us and to ensure the integrity of the financial markets. They are not designed to protect our stockholders. Changes in laws or regulations or in governmental policies could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.

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

Certain changes in control of our company would automatically terminate our investment management agreements with our clients, unless our separate account clients consent and, in the case of fund clients, the funds' boards of directors and shareholders vote to continue the agreements, and could prevent us for a two-year period from increasing the investment advisory fees we are able to charge our mutual fund clients.

Under the Investment Company Act, an investment management agreement with a fund must provide for its automatic termination in the event of its assignment. The fund's board and shareholders must vote to continue the agreement following its assignment, the cost of which ordinarily would be borne by us.

Under the Investment Advisers Act, a client's investment management agreement may not be "assigned" by the investment advisor without the client's consent. An investment management agreement is considered under both acts to be assigned to another party when a controlling block of the advisor's securities is transferred. In our case, an assignment of our investment management agreements may occur if, among other things, we sell or issue a certain number of additional common shares in the future. We cannot be certain that our clients will consent to assignments of our investment management agreements or approve new agreements with us if an assignment occurs. Under the Investment Company Act, if a fund's investment advisor engages in a transaction that results in the assignment of its investment management agreement with the fund, the advisor may not impose an "unfair burden" on that fund as a result of the transaction for a two-year period after the transaction is completed. The term "unfair burden" has been interpreted to include certain increases in investment advisory fees. This restriction may discourage potential purchasers from acquiring a controlling interest in our company.

Regulatory developments designed to increase oversight of hedge funds may adversely affect our business.

The SEC has proposed a rule that would limit the eligibility of individuals to invest in hedge funds by requiring that such individuals own not less than $2.5 million in investments at the time of their hedge fund investment. The SEC may also propose or enact other rules designed to increase oversight of hedge funds by the SEC. Any regulations applicable to hedge funds that may be adopted could have an impact on our operations and may adversely affect our hedge fund business and decrease our future income.

A decline in the prices of securities would lead to a decline in our assets under management, revenues and earnings.

Substantially all of our revenues are determined by the amount of our assets under management. Under our investment advisory contracts with our clients, the investment advisory fees we receive are typically based on the market value of assets under management. In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Gabelli Funds, LLC or Gabelli Advisers, Inc. over time pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Investment Company Act. Rule 12b-1 fees typically are based on the market value of assets under management and represented approximately 7.9% of our revenues for the year ended December 31, 2006 and 7.4% and 7.7% of our revenues for the years ended December 31, 2004 and 2005, respectively. Accordingly, a decline in the prices of securities generally may cause our revenues and net income to decline by either causing the value of our assets under management to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees. The securities markets are highly volatile, and securities prices may increase or decrease for many reasons, including economic and political events and acts of terrorism beyond our control. If a decline in securities prices caused our revenues to decline, it could have a material adverse effect on our earnings.

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

We have a disaster recovery plan to address certain contingencies, but we cannot be assured that this plan will be sufficient in responding or ameliorating the effects of all disaster scenarios. If our employees or vendors we rely upon for support in a catastrophic event are unable to respond adequately or in a timely manner, we may lose clients resulting in a decrease in assets under management which may have a material adverse effect on revenues and net income.

Risks Related to Our Business

Control by Mr. Gabelli of a majority of the combined voting power of our common stock may give rise to conflicts of interests.

Since our initial public offering in 1999, Mr. Gabelli, through his majority ownership of GGCP, has beneficially owned a majority of our outstanding class B common stock. As of December 31, 2006, GGCP's holdings of our class B common stock represent approximately 95% of the combined voting power of all classes of our voting stock. As long as Mr. Gabelli indirectly beneficially owns a majority of the combined voting power of our common stock, he will have the ability to elect all of the members of our Board of Directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the common stock. In addition, Mr. Gabelli will be able to determine the outcome of matters submitted to a vote of our shareholders for approval and will be able to cause or prevent a change in control of our company. As a result of Mr. Gabelli's control, none of our agreements with Mr. Gabelli and other companies controlled by him have been arrived at through "arm's-length" negotiations, although we believe that the parties endeavor to implement market-based terms. There can be no assurance that we would not have received more favorable terms from an unaffiliated party.

In order to minimize conflicts and potential competition with our investment management business, in 1999 and as part of our initial public offering, Mr. Gabelli entered into a written agreement to limit his activities outside of GBL. Mr. Gabelli has undertaken that so long as he is associated with GBL or for a period of five years from our initial public offering, whichever is longer, he will not provide investment management services for compensation other than in his capacity as an officer or employee of GBL except for (a) those investment funds and accounts managed by Mr. Gabelli outside the company under performance fee arrangements, but only to the extent that any such investment fund or account consists solely of one or more of the persons who were investors as of the date of the consummation of the initial public offering or such additional investors to the extent that all revenues attributable to such additional investors are paid to GBL, and (b) successor funds and accounts which serve no investors other than those in the funds and accounts referred to in (a) or those investors' successors, heirs, donees or immediate families, which funds and accounts operate according to an investment style similar to such other accounts or funds, which style we did not use at the time of our initial public offering, and which are subject to performance fee arrangements. To the extent that such activities are not prohibited under this agreement, Mr. Gabelli intends to continue devoting time to activities outside GBL, including managing his own assets and his family's assets, managing or controlling companies in other industries and managing assets for other investors through the permissible accounts, which are the funds and accounts managed outside GBL that are permitted under the agreement between us and Mr. Gabelli (these assets were approximately $71.3 million in February 1999 and approximately $97.3 million as the end of 2006). These activities may present conflicts of interest or compete with GBL. Our Certificate of Incorporation expressly provides in general that

Mr. Gabelli, members of his immediate family who are officers or directors of GBL and entities controlled by such persons have an obligation to present corporate opportunities to us and resolve conflicts of interest through one of the processes described in the Certificate of Incorporation, which include independent director or independent shareholder approval.

We will not derive any income from activities outside GBL by Mr. Gabelli (except as described above) or members of his immediate family who are officers or directors of GBL and may not be able to take advantage of business and investment opportunities that could later prove to be beneficial to us and our shareholders, either because such opportunities were not GBL opportunities at the time they arose or because we did not pursue them. Where a conflict of interest involves a transaction between Mr. Gabelli or members of his immediate family who are officers or directors of GBL or their affiliates and GBL, there can be no assurance that we would not receive more favorable terms if we were dealing with an unaffiliated party, although we will seek to achieve market-based terms in all such transactions.

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

Our results of operations are affected by many economic factors, including the performance of the securities markets. During the 1990s, unusually favorable and sustained performance of the U.S. securities markets, and the U.S. equity market, in particular, attracted substantial inflows of new investments in these markets and has contributed to significant market appreciation which has, in turn, led to an increase in our assets under management and revenues. At December 31, 2006, approximately 97% of our assets under management were invested in portfolios consisting primarily of equity securities. More recently, the securities markets in general have experienced significant volatility, with declines in value experienced during the years 2001 and 2002, and increases in subsequent years. Any decline in the securities markets, in general, and the equity markets, in particular, could reduce our assets under management and consequently reduce our revenues. In addition, any such decline in the equity markets, failure of these markets to sustain their prior levels of growth, or continued short-term volatility in these markets could result in investors withdrawing from the equity markets or decreasing their rate of investment, either of which would be likely to adversely affect us. From time to time, a relatively high proportion of the assets we manage may be concentrated in particular industry sectors. A general decline in the performance of securities in those industry sectors could have an adverse effect on our assets under management and revenues.

Possibility of losses associated with proprietary investment activities.

We may from time to time make or maintain large proprietary investment positions in securities. Market fluctuations and other factors may result in substantial losses in our proprietary accounts, which could have an adverse effect on our balance sheet, reduce our ability or willingness to make new investments or impair our credit ratings.

Future investment performance could reduce revenues and other income.

Success in the investment management and mutual fund businesses is dependent on investment performance as well as distribution and client servicing. Good performance generally stimulates sales of our investment products and tends to keep withdrawals and redemptions low, which generates higher management fees (which are based on the amount of assets under management). Conversely, relatively poor performance tends to result in decreased sales, increased withdrawals and redemptions in the case of the open-end Mutual Funds, and in the loss of Separate Accounts, with corresponding decreases in revenues to us. Many analysts of the mutual fund industry believe that investment performance is the most important factor for the growth of open and closed-end funds, such as those we offer. Failure of our investment products to perform well could, therefore, have a material adverse effect on us.

Loss of significant Separate Accounts could affect our revenues.

We had approximately 1,700 Separate Accounts as of December 31, 2006, of which the ten largest accounts generated approximately 8% of our total revenues during the year ended December 31, 2006. Loss of these accounts for any reason would have an adverse effect on our revenues. Notwithstanding performance, we have from time to time lost large Separate Accounts as a result of corporate mergers and restructurings, and we could continue to lose accounts under these or other circumstances.

During 2006, as in prior years, we experienced client "turnover". In the Separate Accounts, over one half of the decrease in assets were subadvisory assets where the advisor underwent a corporate change in control, such as, a spin-off from a parent organization or the sale of the subadvisor to a third party.

A decline in the market for closed-end funds could reduce our ability to raise future assets to manage.

Market conditions may preclude us from increasing the assets we manage in closed-end mutual funds. A significant portion of our recent growth in the assets we manage has resulted from public offerings of the common and preferred shares of closed-end mutual funds. We have raised $1.2 billion in gross assets through closed-end fund offerings since January 2004. The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow the assets we manage and our revenue.

We rely on third-party distribution programs.

We have since 1996 experienced significant growth in sales of our open-end Mutual Funds through Third-Party Distribution Programs, which are programs sponsored by third-party intermediaries that offer their mutual fund customers a variety of competing products and administrative services. Most of the sales growth from our Third-Party Distribution Programs is from programs with no transaction fees payable by the customer, which we refer to as NTF Programs. Approximately $2.5 billion of our assets under management in the open-end Mutual Funds as of December 31, 2006 were obtained through NTF Programs. The cost of participating in Third-Party Distribution Programs is higher than our direct distribution costs, and it is anticipated that the cost of Third-Party Distribution Programs will increase in the future. Any increase would be likely to have an adverse effect on our profit margins and results of operations. In addition, there can be no assurance that the Third-Party Distribution Programs will continue to distribute the Mutual Funds. At December 31, 2006, approximately 88.7% of the NTF Program net assets in the Gabelli and Westwood families of funds are attributable to two NTF Programs. The decision by these Third-Party Distribution Programs to discontinue distribution of the Mutual Funds, or a decision by us to withdraw one or more of the Mutual Funds from the programs, could have an adverse effect on our growth of assets under management.

Possibility of losses associated with underwriting, trading and market-making activities.

Our underwriting, trading and market-making activities are primarily conducted through our subsidiary, Gabelli & Company, Inc., both as principal and agent. Such activities subject our capital to significant risks of loss. The risks of loss include those resulting from ownership of securities, extension of credit, leverage, liquidity, counterparty failure to meet commitments, client fraud, employee errors, misconduct and fraud (including unauthorized transactions by traders), failures in connection with the processing of securities transactions and litigation. We have procedures and internal controls to address such risks, but there can be no assurance that these procedures and controls will prevent losses from occurring.

We may have liability as a general partner or otherwise with respect to our alternative investment products.

Certain of our subsidiaries act as general partner for investment partnerships, including arbitrage, event-driven long/short, sector focused and merchant banking limited partnerships. As a general partner of these partnerships, we may be held liable for the partnerships' liabilities in excess of their ability to pay such liabilities. In addition, in certain circumstances, we may be liable as a control person for the acts of our investment partnerships. As of December 31, 2006, our assets under management included approximately $491 million in investment partnerships. A substantial adverse judgment or other liability with respect to our investment partnerships could have a material adverse effect on us.

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

Dependence on information systems.

We operate in an industry that is highly dependent on its information systems and technology. We outsource a significant portion of our information systems operations to third parties who are responsible for providing the management, maintenance and updating of such systems. There can be no assurance, however, that our information systems and technology will continue to be able to accommodate our growth or that the cost of maintaining such outsourcing arrangements will not increase from its current level. Such a failure to accommodate growth, or an increase in costs related to these information systems, could have a material adverse effect on us.

We may not be able to refinance or have the funds necessary to repurchase our existing indebtedness.

On August 10, 2001, we and certain of our affiliates entered into a note purchase agreement with Cascade Investment, L.L.C., pursuant to which Cascade purchased $100 million in principal amount of a convertible promissory note. Pursuant to the terms of the note, Cascade may require us, or upon a change in control or Mr. Gabelli ceasing to provide our predominant executive leadership, to repurchase the note (i.e., put option) at par plus accrued and unpaid interest on the note. In March 2005, we amended the terms of the note. The new terms extended the exercise date of Cascade's put option to September 15, 2006, reduced the principal of the convertible note to $50 million, effective April 1, 2005, and removed limitations on the issuance of additional debt. In June 2006, GBL and Cascade agreed to amend the terms of the note. Effective September 15, 2006, the rate on the note increased from 5% to 6% while the conversion price was raised to $53 per share from $52 per share. In addition, the exercise date of Cascade's put option was extended to May 15, 2007, the expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving GBL the right to redeem the note at 101% of its principal amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions.

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

Our investment management activities are subject to client guidelines, and our Mutual Fund business involves compliance with numerous investment, asset valuation, distribution and tax requirements. A failure to adhere to these guidelines or satisfy these requirements could result in losses which could be recovered by the client from us in certain circumstances. Although we have installed procedures and utilize the services of experienced administrators, accountants and lawyers to assist us in adhering to these guidelines and satisfying these requirements, and maintain insurance to protect ourselves in the case of client losses, there can be no assurance that such precautions or insurance will protect us from potential liabilities.

Our businesses are subject to extensive regulation in the United States, including by the SEC and the NASD. We are also subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our registration or any of our subsidiaries as an investment advisor or broker-dealer. Changes in laws or regulations or in governmental policies could have a material adverse effect on us. The regulatory matters described in the "Recent Regulatory Developments" section above or other regulatory or compliance matters could also have a material adverse effect on us.

Our reputation is critical to our success.

Our reputation is critical to maintaining and developing relationships with our clients, Mutual Fund shareholders and third-party intermediaries. In recent years, there have been a number of well-publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry. Misconduct by our staff, or even unsubstantiated allegations, could result not only in direct financial harm but also harm to our reputation, causing injury to the value of our brands and our ability to retain or attract assets under management. In addition, in certain circumstances, misconduct on the part of our clients or other parties could damage our reputation. Harm to our reputation could have a material adverse effect on us.

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

Future sales of our class A common stock in the public market or sales or distributions of our class B commons stock could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute our stockholders' ownership in us.

We may sell additional shares of class A common stock in subsequent public offerings. We also may issue additional shares of class A common stock or convertible debt securities. As of December 31, 2006, we had 7,487,018 outstanding shares of class A common stock. On September 1, 2006, a shelf registration statement on Form S-3 was declared effective by the SEC for the re-sale of up to 2,486,763 class A shares.

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

One section under Item 1A. Risk Factors

We reported two material weaknesses in our internal controls over financial reporting in 2006. Failure to properly remediate these material weaknesses could negatively impact our business and the price of our common stock.

We concluded that these material weaknesses existed in our internal control over financial reporting. First, there was a material weakness relating to the reporting of individual assets and liabilities of certain proprietary investment accounts in the consolidated financial statements. Next, there was a material weakness relating to the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles.

We have remediated the first material weakness by implementing a new procedure to review the accounting treatment for all of the Company's proprietary investments on a regular basis and are in the process of remediating the second material weakness.

We cannot assure you that our disclosure controls, procedures and internal controls over financial reporting required under Section 404 of the Sarbanes-Oxley Act will prove to be adequate in the future. Our failure to properly remediate these material weaknesses could negatively impact our business and the price of our common stock.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

At December 31, 2006, we leased our principal offices which consisted of a single 60,000 square foot building located at 401 Theodore Fremd Avenue, Rye, New York. This building was leased in December 1997 (prior to our 1999 IPO) from an entity controlled by members of Mr. Gabelli's immediate family, and approximately 9,000 square feet are currently subleased to other tenants. We receive rental payments under the sublease agreements, which totaled approximately $261,000 in 2006 and were used to offset operating expenses incurred for the property. The lease provides that all operating expenses related to the property, which are estimated at $740,000 annually, are to be paid by us.

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

Since September 2003, we have been cooperating with inquiries from the NYAG and the SEC by providing documents and testimony regarding certain mutual fund share trading practices. In June 2006, we began discussions with the SEC for a potential resolution of their inquiry. As a result of these discussions, GBL recorded a reserve against earnings of approximately $15 million in 2006. Since these discussions are ongoing, we cannot determine at this time whether they will ultimately result in a settlement of this matter, whether our reserves will be sufficient to cover any payments by GBL related to such a settlement, or whether and to what extent insurance may cover such payments.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of class A common stock have been traded on the New York Stock Exchange ("NYSE") under the symbol GBL since our initial public offering on February 11, 1999. Prior to that, there was no public market for our common stock.

As of March 1, 2007, there were 64 class A common stockholders of record and 14 class B common stockholders of record. These figures do not include stockholders with shares held under beneficial ownership in nominee name, which are estimated to be approximately 2,000.

The following table sets forth the high and low prices of our class A common stock for each quarter of 2006 and 2005 as reported by the NYSE.

                 Quarter Ended            High        Low

                 March 31, 2006           $ 49.05     $ 38.80
                 June 30, 2006            $ 42.50     $ 32.82
                 September 30, 2006       $ 39.94     $ 33.62
                 December 31, 2006        $ 40.50     $ 36.49

                 March 31, 2005           $ 49.20     $ 43.60
                 June 30, 2005            $ 46.03     $ 38.60
                 September 30, 2005       $ 48.55     $ 41.88
                 December 31, 2005        $ 47.88     $ 42.23


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

In 2005, we paid $0.69 per share in dividends to our common shareholders. This included three quarterly dividends of $0.02 per share on March 28, 2005, June 28, 2005, September 28, 2005 to all shareholders of record on March 14, 2005, June 15, 2005 and September 15, 2005, respectively and a quarterly dividend of $0.03 per share on December 28, 2005 to all shareholders of record on December 15, 2005. We also paid a special dividend of $0.60 per share on January 18, 2005 to all shareholders of record on January 3, 2005.

In 2006, we paid $0.12 per share in dividends to our common shareholders. This included four quarterly dividends of $0.03 per share on March 28, 2006, June 28, 2006, September 28, 2006, and December 26, 2006, respectively, to all shareholders of record on February 7, 2006, May 9, 2006, August 8, 2006, and November 13, 2006, respectively.

In June 2006, the holders of 2,347,473 Class B shares exchanged their B shares for an equal number of Class A shares. Subsequently, the holders of 109,884 Class B shares have exchanged their B shares for an equal number of Class A shares.

The information set forth under the caption "Equity Compensation Plan Information" in the Proxy Statement is incorporated herein by reference.

The following table provides information with respect to the shares of our class A common stock we repurchased during the three months ended December 31, 2006:

                                                                              (d) Maximum Number
                                                                               of Shares (or
                                                          (c) Total Number of  Approximate Dollar
                                                           Shares Repurchased  Value) That May Yet
                    (a) Total Number (b) Average Price     as Part of          Be Purchased Under
                     of Shares        Paid Per Share, net  Publicly Announced  the Plans or
Period               Repurchased      of Commissions       Plans or Programs   Programs
--------------------------------------------------------------------------------------------------
10/01/06 - 10/31/06               -                    -                   -              652,461
11/01/06 - 11/30/06               -                    -                   -            1,052,461
12/01/06 - 12/31/06           4,700               $37.91               4,700            1,047,761
                    ----------------                      -------------------
Totals                        4,700                                    4,700
                    ================                      ===================

In November 2006, we announced an increase in the number of shares of GBL to be repurchased of 400,000 shares. Our stock repurchase program is not subject to an expiration date.

We are required by the Securities and Exchange Commission to provide you with a comparison of the cumulative total return on our class A common stock as of December 31, 2006 with that of a broad equity market index and either a published industry index or a peer group index selected by us. The following chart compares the return on the class A common stock with the return on the S&P 500 Index, Russell 2000 Index and an index comprised of public companies with the Standard Industrial Classification (SIC) Code 6282, Investment Advice. We have elected to use the S&P 500 Index in place of the Russell 2000 Index as our broad market index. We view the S&P 500 Index as a more widely recognized benchmark of U.S. equity market performance. The comparison assumes that $100 was invested in the class A common stock and in each of the named indices, including the reinvestment of dividends, on December 31, 2001. This chart is not intended to forecast future performance of our common stock.

                                        [TOTAL RETURN COMPARISON GRAPH]

                        Dec. 31,   Dec. 31,   Dec. 31,   Dec. 31,   Dec. 31,   Dec. 31,
                         2001       2002       2003       2004       2005       2006
                       ---------- ---------- ---------- ---------- ---------- ----------
GAMCO Investors, Inc.     100.00      69.54      92.18     116.61     104.82      92.90
SIC Code Index            100.00      78.23     103.13     132.63     165.57     215.88
S&P 500 Index             100.00      76.85      97.71     109.92     115.32     133.54
Russell 2000 Index        100.00      78.42     114.00     133.94     138.40     162.02

                               Dec. 31,  Dec. 31,  Dec. 31,  Dec. 31,  Dec. 31,  Dec. 31,
                                 2001      2002      2003      2004      2005      2006
                               --------- --------- --------- --------- --------- ---------
GAMCO Investors, Inc.           100.00    69.54     92.18     116.61    104.82     92.90
SIC Code Index                  100.00    78.23     103.13    132.63    165.57    215.88
S&P 500 Index                   100.00    76.85     97.71     109.92    115.32    133.54
Russell 2000 Index              100.00    78.42     114.00    133.94    138.40    162.02

The following table shows information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2006.

                                                                                       Number of Securities
                                                                                      Remaining Available for
                                        Number of Securities                           Future Issuance under
                                        to be Issued upon        Weighted-Average      Equity Compensation
                                           Exercise of          Exercise Price of        Plans (Excluding
                                        Outstanding Options,    Outstanding Options,   Securities Reflected in
          Plan Category                 Warrants and Rights     Warrants and Rights       the First Column

Equity compensation plans approved by
  security holders....................          193,075                   $31.77                  1,244,775
Equity compensation plans not
  approved by security holders........              -0-                      -0-                        -0-
Total.................................          193,075                   $31.77                  1,244,775

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


                                                Year Ended December 31,
                                         (In thousands, except per share data)

                                    2002 (a)   2003 (a)   2004 (a)   2005 (a)    2006
                                  ---------- ---------- ---------- ---------- ----------
Income Statement Data
Revenues:
  Investment advisory and
   incentive fees                  $177,073   $175,195   $220,561   $220,464   $227,005
  Commission revenue                 13,883     12,863     15,573     12,195     12,188
  Distribution fees and other
   income                            18,999     17,631     19,651     20,673     22,270
                                  ---------- ---------- ---------- ---------- ----------
    Total revenues                  209,955    205,689    255,785    253,332    261,463
                                  ---------- ---------- ---------- ---------- ----------
Expenses:
  Compensation costs                 79,820     86,998    103,837    106,966    106,646
  Management fee                      9,533      8,961     11,023     11,380     12,771
  Distribution costs                 16,164     16,510     20,347     21,512     25,782
  Other operating expenses           14,774     18,872     21,455     26,665     44,103
                                  ---------- ---------- ---------- ---------- ----------
    Total expenses                  120,291    131,341    156,662    166,523    189,302
                                  ---------- ---------- ---------- ---------- ----------
Operating income                     89,664     74,348     99,123     86,809     72,161
                                  ---------- ---------- ---------- ---------- ----------
Other income (expense), net:
  Net gain from investments           1,353     15,610      5,627     10,912     41,737
  Interest and dividend income        6,757      5,530     10,481     18,483     29,382
  Interest expense                  (11,977)   (14,838)   (16,027)   (13,782)   (14,226)
                                  ---------- ---------- ---------- ---------- ----------
    Total other income
     (expense), net                  (3,867)     6,302         81     15,613     56,893
                                  ---------- ---------- ---------- ---------- ----------
Income before income taxes and
 minority interest                   85,797     80,650     99,204    102,422    129,054
  Income taxes                       32,260     30,201     36,118     38,408     49,278
  Minority interest                     224        816        495        498     10,258
                                  ---------- ---------- ---------- ---------- ----------
Net income                          $53,313 $   49,633   $ 62,591   $ 63,516   $ 69,518
                                  ===================== ========== ========== ==========

Net income per share:
   Basic                           $   1.77   $   1.65   $   2.11   $   2.13   $   2.44
                                  ========== ========== ========== ========== ==========
   Diluted                         $   1.76   $   1.65   $   2.06   $   2.10   $   2.40
                                  ========== ========== ========== ========== ==========

Weighted average shares
 outstanding:
   Basic                             30,092     30,018     29,673     29,805     28,542
                                  ========== ========== ========== ========== ==========
   Diluted                           30,302     32,081     31,804     31,155     29,525
                                  ========== ========== ========== ========== ==========

Actual shares outstanding at
 December 31st                       29,881     30,050     28,837     29,543     28,241
                                  ========== ========== ========== ========== ==========

Dividends declared                 $      -   $   0.02   $   1.76   $   0.09   $   0.12
                                  ========== ========== ========== ========== ==========
                                                    -
(a) Restated as described in note A of item 8 of this report on Form 10-K.

                                                          December 31,
                                     2002 (a)    2003 (a)    2004 (a)    2005 (a)      2006
                                   ----------- ----------- ----------- ----------- -----------
                                                         (In thousands)
Balance Sheet Data
  Total assets                      $ 582,727   $ 734,759   $ 697,842   $ 728,138   $ 837,231
  Total liabilities and minority
   interest                           260,933     356,658     363,142     304,063     388,490
                                   ----------- ----------- ----------- ----------- -----------
  Total stockholders' equity        $ 321,794   $ 378,101   $ 334,700   $ 424,075   $ 448,741
                                   =========== =========== =========== =========== ===========


                                                          December 31,
                                       2002        2003        2004        2005        2006
                                   ----------- ----------- ----------- ----------- -----------
                                                          (In millions)
Assets Under Management (unaudited)
    (at year end, in millions):
     Mutual Funds                   $  10,068   $  13,332   $  13,870   $  13,698   $  14,939
     Institutional & HNW
      Separate Accounts
         Direct                         7,989       9,610      10,269       9,634      10,332
         Sub-advisory                   2,614       3,925       3,706       2,832       2,340

     Investment Partnerships              578         692         814         634         491
                                   ----------- ----------- ----------- ----------- -----------
          Total                     $  21,249   $  27,559   $  28,659   $  26,798   $  28,102
                                   =========== =========== =========== =========== ===========

(a) Restated as described in note A of item 8 of this report on Form 10-K.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Item 8 to this report.

Introduction

GAMCO Investors, Inc. (NYSE: GBL) is a widely-recognized provider of investment advisory services to mutual funds, institutional and high net worth investors, and investment partnerships. The Gabelli brand represents our absolute return, research driven value style that focuses on our unique Private Market Value
(PMV) with a CatalystTM investment approach. In addition to our value products, we offer our clients a broad array of investment strategies under the GAMCO brand that include growth, international, convertible, non-market correlated, and fixed income products. Through Gabelli & Company, Inc., we provide our institutional equity research reports and services to institutional clients and investment partnerships.

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

As part of our re-branding initiative to accelerate growth, our corporate name change to GAMCO Investors, Inc. became effective August 29, 2005. Since the firm was founded in 1977, GAMCO has been the name of our asset management business, representing our institutional and high net worth effort. We believe changing our corporate name to GAMCO helps us achieve our vision for assets entrusted to us, that is, to earn a superior return for our clients by providing various value-added (alpha) products. GAMCO is a more inclusive parent company name, and more appropriately represents the various investment strategies and asset management brands contributing to the continued growth of our company. As part of this initiative, the directors of our mutual funds approved (November 2005) the name change of the Growth, the Global Series, Gold, International Growth, and Mathers to GAMCO from Gabelli, which became effective in December 2005. The funds that reflect the Private Market Value (PMV) with a CatalystTM approach will continue under the Gabelli brand.

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

Overview

Material Weaknesses

As discussed in Item 9A. of this report on Form 10-K, management concluded that the following material weaknesses existed in the Company's internal control over financial reporting at December 31, 2006 and disclosed this to the Audit Committee and to the independent registered public accountants. Management did not have adequate controls in place to ensure that there was no more than a remote likelihood that a material misstatement of the annual or interim financial statements would be prevented or detected as it relates to two items. First, there was a material weakness relating to the reporting of individual assets and liabilities of certain proprietary investment accounts in the consolidated financial statements. Next, there was a material weakness relating to the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles. All required adjustments were made to the December 31, 2006 consolidated financial statements prior to issuance.

As a result of the first material weakness, the Company restated its consolidated statement of financial condition as of December 31, 2005. In the consolidated statement of financial condition, the assets and liabilities (primarily short positions and margin) associated with these proprietary investments were reported on a net basis, rather than reported on a gross basis. The effects of the restatement on the December 31, 2005 consolidated statement of financial position are as follows: Cash and cash equivalents, investments in securities, receivable from brokers and other assets increased by $2.5 million, $20.4 million, $1.3 million and $0.1 million, respectively, and investments in partnerships and affiliates decreased by $17.1 million for a net increase in total assets of $7.2 million. Accrued expenses and other liabilities, payable to brokers, and securities sold, not yet purchased increased by $0.1 million, $3.9 million and $3.2 million, respectively, for a total increase in liabilities of $7.2 million.

Material Weakness

As financial analysts, we would like to have available all financial data that helps evaluate a security - plus some. Today, under Reg FD, selected data that we could use in our analysis of a company is clothed - more than fully.

As for GBL, one of our strengths - pound for pound - is the brainpower and experience of our professional team. Add to that a strong balance sheet, a passion for investing and a commitment to the client first, second and third and you have insight into (y)our team. Yet this asset - accumulated over thirty years - with proven investment results and proven financial acumen is not on our balance sheet.

The Accounting

About two years ago, we started incubating a financial product managed by an investment professional of our firm. If successful, and we had expectations it would be, we could add to our investment options offered to our extended client base.

As the results unfolded better than we expected, we kept adding to the size of our investment.

Now The Twist
Internally, we ask - how is the investment alternative working? We tracked results daily.

Approximately $5 million was in this product at January 2006. By year-end, $22 million was invested. The increase was aided by an enlarged investment from us and quality, i.e., risk adjusted performance.

Since the product, with our knowledge, uses leverage - not ten or fifteen times
- but three times to generate returns, it adds to "gross assets." At year-end, the accounting footings were assets of $52 million consisting of $30 million of high yield debt, $20 million of convertible bonds and preferreds and equities of $2 million long and $7 million short plus $23 million of margin borrow. Instead of carrying these numbers on our balance sheet, we carried the net figure.

This isolated portfolio will continue to use leverage. And it will grow. Moreover, as it is repackaged and offered to clients, we will then be able to return to account to our own shareholders, the net investment. All will be consistent with U.S. generally accepted accounting principles.

Material Weakness

From an accounting point of view, our initial classification of reporting the alternative vehicle was wrong. We share with you in the following table the adjusted results:

      000's          12/31/2005     3/31/2006     6/30/2006     9/30/2006
                   ------------- ------------- ------------- -------------

Assets:
  -Reported (a)    $    720,938  $    734,892  $    725,244  $    754,448
  -Gross                728,138       742,972       740,056       777,464
                   ------------- ------------- ------------- -------------
  -Difference             7,200         8,080        14,812        23,016

Operating
 Liabilities:
  -Reported (a)          58,408        72,228        71,843        83,891
  -Gross                 65,608        80,308        86,655       106,907
                   ------------- ------------- ------------- -------------
  -Difference             7,200         8,080        14,812        23,016

Total Liabilities:
  -Reported (a)         290,716       304,536       304,151       316,199
  -Gross                297,916       312,616       318,963       339,215
                   ------------- ------------- ------------- -------------
  -Difference             7,200         8,080        14,812        23,016

Equity:
  -Reported             424,075       410,359       401,453       418,031
  -Gross                424,075       410,359       401,453       418,031
                   ------------- ------------- ------------- -------------
  -Difference      $          -  $          -  $          -  $          -

(a) on a net basis - non-GAAP


Changes in Accounting Policy

GBL has voluntarily changed its accounting method to recognize management fee revenues on assets attributable to closed-end preferred shares at the end of the measurement period, effective January 1, 2006. Unlike most money management firms, GBL does not charge fees on leverage in its closed-end funds unless the total return to the common shareholders (of the closed-end fund at year-end) exceeds the dividend rate of the preferred shares. Prior to the accounting change, GBL recognized these revenues during each interim reporting period if and when the total return to common shareholders of the closed-end fund exceeded the dividend rate of the preferred shares. Under this method, management fee revenues recognized in prior interim periods during the measurement period were subject to possible reversal in subsequent periods during that measurement period.

In addition, GBL has changed its accounting method to recognize incentive allocation or fee revenues on investment partnerships at the end of the measurement period, effective January 1, 2006. Prior to the accounting change, GBL recognized these revenues during each interim reporting period. Under this method, incentive fee revenues recognized in prior interim periods during the measurement period were subject to possible reversal in subsequent periods during the measurement period. Had this method not changed, we would have recorded approximately $0.1 million less in incentive fee revenues on investment partnerships for the year ended December 31, 2006.

After considering the guidance provided in EITF D-96, "Accounting for Management Fees Based on Formula", GBL believes that the preferable method of accounting is to recognize management fee revenues on closed-end preferred shares and incentive fees on investment partnerships at the end of the measurement period. This method results in revenue recognition only when the measurement period has been completed and when the management fees and incentive fees have been earned. This eliminates the possibility of revenues that have been recognized in interim measurement periods subsequently being reversed in later periods during a fiscal year.

Under SFAS No. 154 "Accounting Changes and Error Corrections," which GBL adopted on January 1, 2006, a voluntary change in accounting principle requires retrospective application to each period presented as if the different accounting principle had always been used and requires an adjustment at the beginning of the first period presented for the cumulative effect of the change to the new accounting principle. Whereas some investment partnerships have a fiscal year-end differing from GBL's fiscal year-end, there is an adjustment for the cumulative effect of a change to the accounting principle at January 1, 2004. Such cumulative effect of change in accounting amounted to $210,000 as of January 1, 2004 which is presented in the consolidated statement of stockholder's equity. Additionally, there is a change in full year 2004 and 2005 revenues and net income from what was previously reported. Therefore, this change in accounting principle resulted in an increase of revenues of approximately $0.6 million and $1.0 million in 2004 and 2005, respectively, an increase in net income of approximately $32,000 and $125,000, respectively and an increase in earnings per share of $0.00 and $0.01 in 2004 and 2005, respectively. In 2006, if the policy had not changed, revenue and net income would have been decreased by approximately $0.1 million and $35,000 respectively, and there would have been no effect on earnings per share.

Consolidated Statements of Income

Investment advisory and incentive fees, which are based on the amount and composition of assets under management in our Mutual Funds, Separate Accounts and Investment Partnerships, represent our largest source of revenues. In addition to the general level and trends of the stock market, growth in revenues depends on good investment performance, which influences the value of existing assets under management as well as contributes to higher investment and lower redemption rates and facilitates the ability to attract additional investors while maintaining current fee levels. Growth in assets under management is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service. Historically, we have depended primarily on direct distribution of our products and services but since 1995 have participated in Third-Party Distribution Programs, including NTF Programs. A majority of our cash inflows to mutual fund products have come through these channels since 1998. The effects of this on our future financial results cannot be determined at this time but could be material. In recent years, we have been engaged to act as a sub-advisor for other much larger financial services companies with much larger sales distribution organizations. A substantial portion of the cash flows into our Separate Accounts has come through this channel. These sub-advisory clients are subject to business combinations that may result in the termination of the relationship. The loss of a sub-advisory relationship could have a significant impact on our financial results in the future.

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

Revenues from Investment Partnerships also generally include an incentive allocation or fee of 20% of the economic profit, as defined. The incentive allocation is generally based on the absolute gain in a portfolio. We recognize revenue only when the measurement period has been completed and when the management fees and incentive fees have been earned. We also receive fulcrum fees from certain institutional separate accounts, which are based upon meeting or exceeding specific benchmark index or indices. These fees are recognized at the end of the stipulated contract period for the respective account. Management fees on assets attributable to closed-end preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares. These fees are recognized at the end of the stipulated contract period. A total of $1.2 billion of assets in closed-end funds are subject to such arrangements.

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

Other income and expenses include net gain from investments (which includes both realized and unrealized gains), interest and dividend income, and interest expense. Net gain from investments is derived from our proprietary investment portfolio consisting of various public and private investments.

Minority interest represents the share of net income attributable to the minority stockholders, as reported on a separate company basis, of our consolidated majority-owned subsidiaries and for certain partnerships and offshore funds whose net income we consolidate under FIN-46 and EITF 04-5. Please refer to Note C in our Consolidated Financial Statements.

Consolidated Statements of Financial Condition

We ended 2006 with approximately $729.0 million in cash and investments, which is net of $16.0 million of cash and investments held by our consolidated investment partnerships. This included approximately $102.0 million of our investments in The Gabelli Dividend & Income Trust, The Gabelli Global Utility & Income Trust, Westwood Holdings Group, various Gabelli and GAMCO open-end mutual funds as well as other investments classified as "available for sale securities" for accounting purposes but should be viewed as highly illiquid because of restrictions. Our debt of $231.8 million consisted of $100 million of 5.5% senior notes due May 2013, a $49.5 million 6% convertible note due August 2011, and $82.3 million of 5.22% senior notes due February 17, 2007. We had cash and investments, net of debt and minority interest of $17.42 per share, excluding cash and investments held by our consolidated investment partnerships, on December 31, 2006, compared with $14.79 per share on December 31, 2005.

Stockholders' equity was $448.7 million or $15.89 per share on December 31, 2006 compared to $424.1 million or $14.35 per share on December 31, 2005. The increase in stockholder's equity from the end of 2005 was principally related to a $79.4 million increase in total comprehensive income, which was partially offset by our purchase of treasury stock during 2006 of $54.6 million.

Our liquid balance sheet, coupled with an investment grade credit rating, provides access to financial markets and the flexibility to opportunistically add operating resources to our firm, repurchase our stock and consider strategic initiatives. As a result of a shelf registration which was filed in June 2005 and which became effective in the third quarter of 2006, we have the right to issue any combination of senior and subordinate debt securities, convertible debt securities and equity securities (common and/or preferred securities) up to a total amount of $520 million, including the remaining $120 million available under our initial shelf registration filed in 2001.

Our primary goal is to use our liquid resources to opportunistically and strategically convert our interest income to operating income. While this goal is our priority, if opportunities are not present with what we consider a margin of safety, we will consider other ways to return capital to our shareholders including stock repurchase and dividends.

Asset Highlights

We reported assets under management as follows (dollars in millions):

                                                                              % Inc(Dec)
                                    2002     2003     2004     2005     2006  2006/2005     CAGR (a)
                                 -------- -------- -------- -------- -------- ---------- -------------
Mutual Funds
  Open-End                       $ 6,482  $ 8,088  $ 8,029  $ 7,888  $ 8,389        6.4%          0.1%
  Closed-End                       1,609    3,530    4,342    5,075    5,806       14.4          26.0
  Fixed Income                     1,977    1,714    1,499      735      744        1.2         (16.1)
                                 -------- -------- -------- -------- --------
Total Mutual Funds                10,068   13,332   13,870   13,698   14,939        9.1           4.6
Institutional & Separate Accounts
  Equities: direct                 7,376    9,106    9,881    9,550   10,282        7.7           3.0
     "      sub-advisory           2,614    3,925    3,706    2,832    2,340      (17.4)         (2.5)
  Fixed Income                       613      504      388       84       50      (40.5)        (41.3)
                                 -------- -------- -------- -------- --------
Total Institutional & Separate
 Accounts                         10,603   13,535   13,975   12,466   12,672        1.7           0.7
Investment Partnerships              578      692      814      634      491      (22.6)         (3.0)
                                 -------- -------- -------- -------- --------
Total Assets Under Management    $21,249  $27,559  $28,659  $26,798  $28,102        4.9           2.6
                                 ======== ======== ======== ======== ========

(a) the % CAGR is computed for the five year period January 1, 2002 through December 31, 2006

Net outflows in 2006 totaled $3.0 billion compared to net outflows of $2.3 billion and $1.7 billion in 2005 and 2004, respectively.

Total net outflows from equities products were approximately $2.9 billion in 2006, and net outflows from fixed income products were $0.1 billion in 2006.

For the three years ended December 31, 2004, 2005 and 2006 our net cash inflows and outflows by product line were as follows (in millions):

                                              2004         2005         2006
                                           -----------  -----------  -----------
Mutual Funds
   Equities                                 $    (261)   $     167    $    (802)
   Fixed Income                                  (228)        (788)         (18)
                                           -----------  -----------  -----------
Total Mutual Funds                               (489)        (621)        (820)
                                           -----------  -----------  -----------
Institutional & HNW Separate Accounts
   Equities: direct                              (416)        (310)        (807)
       "     sub-advisory                        (762)        (845)      (1,057)
   Fixed Income                                  (125)        (310)         (36)
                                           -----------  -----------  -----------
Total Institutional & HNW Separate Accounts    (1,303)      (1,465)      (1,900)
                                           -----------  -----------  -----------
Investment Partnerships
   Equities                                        92         (208)        (236)
   Fixed Income                                     -            -            -
                                           -----------  -----------  -----------
Total Investment Partnerships                      92         (208)        (236)
                                           -----------  -----------  -----------

Total Equities                                 (1,347)      (1,196)      (2,902)
Total Fixed Income                               (353)      (1,098)         (54)
                                           -----------  -----------  -----------
Total Net Cash In (Out) Flows               $  (1,700)   $  (2,294)   $  (2,956)
                                           ===========  ===========  ===========

For the three years ended December 31, 2004, 2005 and 2006 our net appreciation and depreciation by product line were as follows (in millions):

                                              2004         2005         2006
                                           -----------  -----------  -----------
Mutual Funds
   Equities                                 $   1,015    $     425    $   2,034
   Fixed Income                                    12           25           27
                                           -----------  -----------  -----------
Total Mutual Funds                              1,027          450        2,061
                                           -----------  -----------  -----------
Institutional & HNW Separate Accounts
   Equities: direct                             1,191          (22)       1,539
       "     sub-advisory                         543          (29)         565
   Fixed Income                                     9            6            2
                                           -----------  -----------  -----------
Total Institutional & HNW Separate Accounts     1,743          (45)       2,106
                                           -----------  -----------  -----------
Investment Partnerships
   Equities                                        30           28           93
   Fixed Income                                     -            -            -
                                           -----------  -----------  -----------
Total Investment Partnerships                      30           28           93
                                           -----------  -----------  -----------

Total Equities                                  2,779          402        4,231
Total Fixed Income                                 21           31           29
                                           -----------  -----------  -----------
Total Net Appreciation                      $   2,800    $     433    $   4,260
                                           ===========  ===========  ===========


Assets Under Management (AUM) were $28.1 billion as of December 31, 2006, 4.9% greater than December 31, 2005 AUM of $26.8 billion. Equity assets under management were a record $27.3 billion on December 31, 2006, 5.1% above the $26.0 billion on December 31, 2005.

- Our closed-end equity funds reached record AUM of $5.8 billion on December 31, 2006, up 14.4% than the $5.1 billion on December 31, 2005.

- Our open-end equity fund AUM were $8.4 billion on December 31, 2006, a 6.3% gain from the $7.9 billion level on December 31, 2005.

- Our institutional and high net worth business had $12.6 billion in separately managed equity accounts under management on December 31, 2006, 1.9% above the $12.4 billion on December 31, 2005.

- Our Investment Partnerships AUM were $491 million on December 31, 2006 versus $634 million on December 31, 2005.

- Fixed income AUM, primarily money market mutual funds, totaled $794 million on December 31, 2006, 3.1% lower than AUM of $819 million on December 31, 2005.

Operating Results for the Year Ended December 31, 2006 as Compared to the Year Ended December 31, 2005

Revenues
Total revenues were $261.5 million in 2006, $8.2 million or 3.2% higher than the total revenues of $253.3 million in 2005. The increase in total revenues by revenue component was as follows (in millions):

                                                            Increase (decrease)
                                                            -------------------
                                         2005 (a)   2006         $        %
                                        --------- --------- --------- ---------
Investment advisory and incentive fees  $  220.4  $  227.0   $   6.6       3.0%
Commissions                                 12.2      12.2         -         -
Distribution fees and other income          20.7      22.3       1.6       7.7
                                        --------- --------- ---------
Total revenues                          $  253.3  $  261.5   $   8.2       3.2
                                        ========= ========= =========

(a) Restated as described in note A of item 8 of this report on Form 10-K.

Investment Advisory and Incentive Fees: Investment advisory and incentive fees, which comprised 86.8% of total revenues in 2006, are directly influenced by the level and mix of assets under management ("AUM"). At December 31, 2006, AUM were $28.1 billion, a 4.9% increase from prior year-end AUM of $26.8 billion. Our equity AUM were $27.3 billion on December 31, 2006 versus $26.0 billion on December 31, 2005. Increases in open-end and closed-end fund assets ($1.2 billion), principally the result of market appreciation during fourth quarter 2006 and a slight increase in separate account and institutional assets ($206 million) were slightly offset by a decreases in AUM in our investment partnerships ($143 million). Our fixed income assets decreased slightly to $794 million at year-end 2006 from $819 million at the end of 2005.

Mutual fund revenues increased $11.1 million or 9.0%, driven by record breaking revenues from closed-end funds and slightly increased revenues from open-end equity mutual funds. Closed-end fund revenues increased $10.2 million, or 23.7%, from the prior year to $53.6 million. Revenue from open-end equity funds increased $0.8 million or 1.0% from the prior year as average AUM in 2006 rose $0.2 billion to $8.0 billion from the $7.8 billion in 2005.

Revenue from Separate Accounts decreased $1.7 million, or 2.1%, principally due to lower average asset levels, which was partially offset by a $4.6 million increase in fulcrum fees earned on certain accounts. Assets in our equity Separate Accounts increased $0.2 billion or 1.9% for the year to $12.6 billion.

Total advisory fees from Investment Partnerships fell to $12.0 million in 2006 from $14.8 million in 2005. Incentive allocations and fees from investment partnerships, which generally represent 20% of the economic profit, increased to $7.7 million in 2006 compared to $7.1 million in 2005 but were more than offset by a decrease in management fees to $4.3 million in 2006 from $7.7 million in 2005.

Commissions: Commission revenues in 2006 were $12.2 million, remaining level with commission revenues of $12.2 million in 2005. Commission revenues derived from transactions on behalf of our Mutual Funds and Separate Account clients totaled $9.4 million, or approximately 77% of total commission revenues in 2006.

Distribution Fees and Other Income: Distribution fees and other income increased 7.7%, or $1.6 million, to $22.3 million in 2006 from 2005. The increase was primarily due to higher distribution fees of $20.6 million 2006 versus $19.4 million for the prior year, principally as a result of an increase in average AUM due to our increased wholesaling of funds sold through unaffiliated broker dealers.

Expenses Compensation: Compensation costs, which are largely variable in nature, decreased approximately $0.3 million, or 0.3%, to $106.6 million in 2006 from $107.0 million in 2005. Our variable compensation costs decreased $1.4 million to $76.8 million in 2006 from $78.2 million in 2005 and decreased, as a percent of revenues, to 29.3% in 2006 compared to 30.9% in 2005. The decrease in total variable compensation costs is principally due to a reversal of previously accrued compensation relating to our Investment Partnerships ($3.8 million) and lower variable compensation costs related to Investment Partnerships and Separate Accounts (a decrease of $1.8 million) partially offset by higher revenues from Mutual Funds and increased commission payouts (an increase of $4.2 million). The decrease, as a percent of revenues, is due to the reversal of previously accrued compensation relating to our Investment Partnerships and a shift in revenue mix from Investment Partnerships to Separate Accounts and Mutual Funds. Fixed compensation costs rose approximately $1.1 million to $29.9 million in 2006 from $28.8 million in 2005 principally due to increases in salaries and bonuses, partially offset by reduced stock option expense.

Management Fee: Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli for acting as CEO pursuant to his Employment Agreement so long as he is an executive of GBL and devoting the substantial majority of his working time to the business. In 2006, management fee expense increased 12.2% to $12.8 million versus $11.4 million in 2005.

Distribution Costs: Distribution costs, which include marketing, promotion and distribution costs increased $4.3 million or 19.8% in 2006 from the 2005 period. This increase relates primarily to the voluntary prepayment of distribution expenses of $4.2 million in connection with a closed-end fund, The Gabelli Dividend & Income Trust, and continuing distribution costs increases to $1.2 million in 2006 from the 2005 period.

Other Operating Expenses: Our ongoing other operating expenses were $27.6 million in 2006 compared to $26.7 million in 2005. However, total other operating expenses increased 65.2% in 2006 as a result of a reserve against earnings of approximately $15.0 million relating to the proposed settlement of an SEC inquiry, an increase in operating expenses of $1.0 million due to the funding of the Graham & Dodd, Murray, Greenwald Prize for Value Investing, and other donations of approximately $0.5 million. We cannot determine at this time whether our reserves will be sufficient to cover any payments by the Company related to such a settlement, or whether and to what extent insurance may cover such payments.

Other Income and Expense
Our proprietary investment portfolio consists of investments in mutual funds, U.S. treasury bills, common stocks as well as other investments including limited partnerships and offshore funds. Net gain from investments increased to $41.7 million for the year ended December 31, 2006 compared to $10.9 million in 2005. Of the increase, $17.3 million was primarily due to improved investment results and $13.5 million of the increase was due to the consolidation of certain partnerships and offshore funds that are not expected to be consolidated in future periods in accordance with FASB Interpretation No. 46R ("FIN 46R") and Emerging Issue Task Force 04-5 ("EITF 04-5") in 2006.

Interest and dividend income was $29.4 million in 2006 compared to $18.5 million in 2005.

Interest expense increased $0.4 million to $14.2 million in 2006, from $13.8 million in 2005. The increase is a result of changes to the terms of our $50 million convertible note with Cascade Investments L.L.C. ("Cascade"). In June 2006, GBL and Cascade agreed to amend the terms of the $50 million convertible note maturing in August 2011. Effective September 15, 2006, the rate on the note increased from 5% to 6% while the conversion price was raised to $53 per share from $52 per share. In addition, the exercise date of Cascade's put option was extended to May 15, 2007, the expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving GBL the right to redeem the note at 101% of its principle amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions.

Income Taxes
The effective tax rate for 2006 was 38.2% compared to 37.5% in the prior year. Excluding the tax effects of the reserve against earnings as described above, the effective tax rate was 37.1%.

Minority Interest
Minority interest expense was $10.3 million in 2006 compared to $0.5 million in 2005. The increase was primarily due to the earnings from our Investment Partnerships, which were consolidated into our results for year ended December 31, 2006 as a result of FIN 46R and EITF 04-5, and income from investments at our 92%-owned subsidiary, Gabelli Securities, Inc.

Net Income
Net income for 2006 was $69.5 million or $2.40 per fully diluted share versus $63.5 million or $2.10 per fully diluted share for 2005.

Operating Margin
For the full year ended December 31, 2006, the operating margin before management fee was 40.2% versus 38.8% in the prior year. The operating margin in 2006 is before the inclusion of a litigation reserve of approximately $15 million taken in 2006 and other charges in the fourth quarter as described above.

Shareholder Compensation and Initiatives
During 2006, we returned $58.0 million of our earnings to shareholders through dividends and our stock repurchases. We paid $0.12 per share in dividends ($3.4 million) to our common shareholders in 2006, which included four quarterly dividends of $0.03 per share paid on March 28, 2006, June 28, 2006, September 28, 2006 and December 26, 2006.

Through our stock buyback program, we repurchased approximately 1,335,000 shares in 2006 for a total investment of approximately $54.6 million or $40.88 per share. There remain approximately 1,048,000 shares authorized under our stock buyback program on December 31, 2006.

Weighted average shares outstanding on a diluted basis in 2006 were 29.5 million and included 1.0 million shares from the assumed conversion of our 6% convertible note for the full year 2006, as under the applicable accounting methodology used to compute dilution, the convertible note was dilutive. The full number of shares which may be issued upon conversion of this note is approximately 0.9 million. During 2006, we issued 33,250 shares from the exercise of stock options.

At December 31, 2006, we had 193,075 options outstanding to purchase our class A common stock which were granted under our Stock Award and Incentive Plans (the "Plans").

Operating Results for the Year Ended December 31, 2005 as Compared to the Year Ended December 31, 2004

Revenues
Total revenues were $253.3 million in 2005, $2.5 million or 1.0% lower than the total revenues of $255.8 million in 2004. The decrease in total revenues by revenue component was as follows (in millions):

                                                            Increase (decrease)
                                                            -------------------
                                         2004 (a)  2005 (a)     $         %
                                        --------- --------- --------- ---------
Investment advisory and incentive fees  $  220.5  $  220.4     ($0.1)       - %
Commissions                                 15.6      12.2      (3.4)    (21.8)
Distribution Fees and other income          19.7      20.7       1.0       5.1
                                        --------- --------- ---------
Total revenues                          $  255.8  $  253.3     ($2.5)     (1.0)
                                        ========= ========= =========

(a) Restated as described in note A of item 8 of this report on Form 10-K.

Investment Advisory and Incentive Fees: Investment advisory and incentive fees, which comprised 87.0% of total revenues in 2005, are directly influenced by the level and mix of AUM. At December 31, 2005 AUM were $26.8 billion, a 6.5% decrease from prior year-end AUM of $28.7 billion. Our equity AUM were $26.0 billion on December 31, 2005 versus $26.8 billion on December 31, 2004. An increase in closed-end fund assets principally related to the initial public offering of The Gabelli Global Gold, Natural Resources & Income Trust (AMEX:
GGN) (which generated gross proceeds of approximately $352 million), a rights offering for The Gabelli Equity Trust Inc. (NYSE: GAB) ($144 million), and a preferred stock offering for The Gabelli Dividend and Income Trust (NYSE: GDV) ($197 million) were more than offset by decreases in AUM in our separate accounts business ($1.2 billion), open-end mutual funds ($141 million) and investment partnerships ($180 million). Our fixed income assets declined to $819 million at year-end 2005 from $1.9 billion at the end of 2004, principally related to the withdrawal of assets from The Treasurer's Fund, which was closed during the fourth quarter 2005.

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

Total advisory fees from Investment Partnerships increased to $14.8 million in 2005 from $13.7 million in 2004. Incentive allocations and fees from investment partnerships, which generally represent 20% of the economic profit, increased to $7.1 million in 2005 compared to $5.0 million in 2004, slightly offset by a decrease in management fees of 11.6% to $7.7 million in 2005 from $8.7 million in 2004.

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

Distribution fees and other income increased 5.2% or $1.0 million to $20.7 million in 2005 from $19.7 million in 2004. The year-to-year increase was principally the result of higher average AUM in class C shares which have 12b-1 fees of 1%.

Expenses

Compensation: Compensation costs, which are largely variable in nature, increased approximately $3.1 million, or 3.0%, to $107.0 million in 2005 from $103.9 million in 2004. Our variable compensation costs increased $1.6 million to $78.2 million in 2005 from $76.6 million in 2004 and increased, as a percent of revenues, to 30.9% in 2005 compared to 29.9% in 2004. The increase in total variable compensation costs is principally due to higher revenues from Mutual Funds and Investment Partnerships (an increase of $2.4 million) partially offset by lower variable compensation costs related to Commissions (a decrease of $1.3 million). The increase, as a percent of revenues, is due to a shift in revenue mix from Separate Accounts to Investment Partnerships and Mutual Funds. Fixed compensation costs rose approximately $1.5 million to $28.8 million in 2005 from $27.3 million in 2004 principally due to increases in salaries and stock option expense. The increase in stock option expense of approximately $1.0 million was related to the accelerated vesting of stock options during the year.

Management Fee: Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli for acting as CEO pursuant to his Employment Agreement so long as he is an executive of GBL and devoting the substantial majority of his working time to the business. In 2005, management fee expense increased 3.6% to $11.4 million versus $11.0 million in 2004.

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

Other Income and Expense
Our proprietary investment portfolio consists of investments in mutual funds, U.S. treasury bills, common stocks as well as other investments including limited partnerships and offshore funds. Net gain from investments, which is derived from our proprietary investment portfolio, was approximately $10.9 million for the year ended December 31, 2005 compared to $5.6 million in 2004. The higher full year 2005 investment gains are mostly due to our $100,000 venture capital investment in optionsXpress (NASDAQ: OXPS) made in 2001 through our 92%-owned subsidiary, Gabelli Securities, Inc. OXPS completed its initial public offering during the first quarter 2005. We recorded a total gain of $5.4 million for the full year 2005.

Interest and dividend income was $18.5 million in 2005 compared to $10.5 million in 2004. Interest income rose $7.6 million to $12.4 million in 2005 and is a result of higher short-term interest rates.

Interest expense fell $2.2 million to $13.8 million in 2005, from $16.0 million in 2004. The decrease is a result of the April 1, 2005 repurchase of $50 million of the $100 million 5% convertible note and the remarketing of the senior notes in November 2004, which reduced the interest rate from 6.0% to 5.22%. At December 31, 2005, the 5% convertible note is convertible, at the holder's option, into shares of our class A common stock at $52 per share.

Income Taxes
The effective tax rate for 2005 was 37.5% up from the 2004 effective tax rate of 36.4% as we adjusted the tax rate in 2005 to reflect our estimate of the current year-end tax liability.

Minority Interest
Minority interest expense was essentially flat at $0.5 million in both 2005 and 2004. Minority interest expense was largely the result of earnings from our Investment Partnerships and income from investments at our 92%-owned subsidiary, Gabelli Securities, Inc, offset by the losses at our previously 80%-owned Fixed Income business.

Net Income
Net income for 2005 was $63.5 million or $2.10 per fully diluted share versus $62.6 million or $2.06 per fully diluted share for 2004.

Operating Margin
Operating margins, before management fee, for the full year 2005 declined to 38.8% from 43.1% due to an increase in selling, general and administrative expenses, including a number of one-time charges.

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

Through our stock buyback program, we repurchased approximately 861,000 shares in 2005 for a total investment of $37.2 million or $43.22 per share. There remained approximately 1,083,000 shares authorized under our stock buyback program on December 31, 2005.

Weighted average shares outstanding on a diluted basis in 2005 were 31.2 million and included 1.0 million shares from the assumed conversion of our 5% convertible note for the full year 2005, as under the applicable accounting methodology used to compute dilution, the convertible note was dilutive. The full number of shares which may be issued upon conversion of this note is approximately 1.0 million. During 2005, we issued 49,500 shares from the exercise of stock options and 1,517,483 shares from the settlement of the remaining purchase contracts relating to the mandatory convertible securities.

At December 31, 2005, we had 226,325 options outstanding to purchase our class A common stock which were granted under our Stock Award and Incentive Plans (the "Plans").

Liquidity and Capital Resources
Our principal assets consist of cash, short-term investments, securities held for investment purposes and investments in mutual funds, and investment partnerships and offshore funds, both proprietary and external. Short-term investments are comprised primarily of United States treasury securities with maturities of less than one year and money market funds managed by GBL. Although the investment partnerships and offshore funds are for the most part illiquid, the underlying investments of such partnerships or funds are for the most part liquid, and the valuations of these products reflect that underlying liquidity.

    Summary cash flow data is as follows:
                                           2004 (a)      2005 (a)       2006
                                          ----------- -------------- -----------
                                                      (in thousands)
Cash flows used in:
   Operating activities                    $ (23,879)  $    (31,029)  $  (5,708)
   Investing activities                      (11,056)        (7,205)     (2,668)
   Financing activities                      (94,480)       (45,626)    (28,390)
                                          ----------- -------------- -----------
Decrease in cash and cash equivalents       (129,415)       (83,860)    (36,766)
Cash and cash equivalents at beginning of
 year                                        386,511        257,096     173,161
Income related to investment partnerships
 and offshore funds consolidated under FIN
 46R and EITF 04-5, net                            -              -       1,754
Effect of exchange rates on cash and cash
 equivalents                                       -            (75)        (36)
                                          ----------- -------------- -----------
Cash and cash equivalents at end of year   $ 257,096   $    173,161   $ 138,113
                                          =========== ============== ===========

    (a) Restated as described in note A of item 8 of this report on Form 10-K.

Cash and liquidity requirements have historically been met through cash generated by operating income and our borrowing capacity. At December 31, 2006, we had cash and cash equivalents of $138.1 million, a decrease of $35.0 million from the prior year end primarily due to the Company's financing activities. We have established a collateral account, consisting of cash and cash equivalents and U.S. treasury securities totaling $54.2 million, to secure a $51.3 million letter of credit issued in favor of the holder of the $50 million 6% convertible note. Cash and cash equivalents and investments in securities held in the collateral account are restricted from other uses until the date of expiration and are classified as restricted cash on the consolidated statements of financial condition. Under the terms of the capital lease, we are obligated to make minimum total payments of $4.9 million through April 2013.

Net cash used in operating activities was $5.7 million for the year ended December 31, 2006, principally resulting from $1,039.9 million in purchases of investments in securities, a $42.1 million increase in receivable from brokers, $4.9 million in purchases of investments in partnerships and affiliates and $40.0 million from the net effects of the FIN 46R and EITF 04-5 consolidation. The uses were partially offset by proceeds from sales of investments in securities of $1,014.3 million, $22.8 million in increase in accrued expenses and other liabilities, $14.6 million in distributions from investments in partnerships and affiliates and an increase in compensation payable of $5.5 million. Excluding the net effects of the consolidation of investment partnerships and offshore funds, our cash provided by operating activities was $34.2 million. Net cash used in operating activities of $31.0 million in 2005 results primarily from purchases of trading investments in securities of $1,171.3 million and investments in partnerships and affiliates of $16.0 million, partially offset by proceeds from sales of trading investments in securities of $1,063.1 million and $37.5 million of distributions from partnerships and affiliates.

Net cash used in investing activities of $2.7 million in 2006 is due to purchases of available for sale securities of $5.4 million, partially offset by proceeds from sales of available for sale securities of $2.8 million. Net cash used in investing activities of $7.2 million in 2005 is due to purchases of available for sale securities of $9.3 million, partially offset by proceeds from sales of available for sale securities of $2.1 million.

Net cash used in financing activities of $28.4 million in 2006 principally resulted from the repurchase of our class A common stock under the Stock Repurchase Program of $54.6 million and dividends paid of $3.4 million, partially offset by $29.7 million in contributions by partners into our investment partnerships. Excluding the net effects of the consolidation of investment partnerships and offshore funds, our net cash used in financing activities was $58.1 million. Net cash used in financing activities of $45.6 million in 2005 was primarily due to the repurchase of $50 million of the 5% convertible note, the purchase of an additional $37.2 million of our class A common stock, dividend payments of $20.1 million and $9.7 million for the tender offer of employee stock options partially offset by $70.6 million received for the settlement of forward contracts relating to the mandatory convertible securities.

We continue to maintain our investment grade ratings which we have received from two ratings agencies, Moody's Investors Services and Standard and Poor's Ratings Services. We believe that our ability to maintain our investment grade ratings will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs.

Gabelli & Company is registered with the Securities and Exchange Commission
(SEC) as a broker-dealer and is a member of the NASD. As such, it is subject to the minimum net capital requirements promulgated by the SEC. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the SEC, which requires minimum net capital of $250,000. As of December 31, 2005 and 2006, Gabelli & Company had net capital, as defined, of approximately $16.5 million and $17.5 million, respectively, exceeding the regulatory requirement by approximately $16.2 million and $17.3 million, respectively. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

Our subsidiary, GAMCO Asset Management (UK) Limited is a registered member of the Financial Services Authority. In connection with this registration in the United Kingdom, we have a minimum Liquid Capital Requirement of (pound)267,000, ($523,000 at December 31, 2006) and an Own Funds Requirement of (euro)50,000 ($66,000 at December 31, 2006). We have consistently met or exceeded these minimum requirements.

Market Risk

Equity Price Risk

We are subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. Our exposure to market risk is directly related to our role as financial intermediary and advisor for AUM in our Mutual Funds, Separate Accounts, and Investment Partnerships as well as our proprietary investment and trading activities. At December 31, 2006, our primary market risk exposure was for changes in equity prices and interest rates. At December 31, 2005 and 2006, we had equity investments, including mutual funds largely invested in equity products, of $200.5 million and $279.6 million, respectively. Investments in mutual funds, $101.3 million and $144.3 million at December 31, 2005 and 2006, respectively, generally lower market risk through the diversification of financial instruments within their portfolios. In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. We also hold investments in partnerships and affiliates which invest primarily in equity securities and which are subject to changes in equity prices. Investments in partnerships and affiliates totaled $74.8 million and $81.9 million at December 31, 2005 and 2006, respectively, of which $36.4 million and $36.9 million were invested in partnerships and affiliates which invest in event-driven merger arbitrage strategies. These strategies are primarily dependent upon deal closure rather than the overall market environment.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of December 31, 2005 and 2006. The sensitivity analysis assumes a 10% increase or decrease in the value of these investments.

(In thousands)
                                    Fair Value assuming   Fair Value assuming
                        Fair Value    10% decrease in       10% increase in
                                       equity prices         equity prices
                       ------------ -------------------- ---------------------
At December 31, 2005:
Equity price sensitive
 investments, at fair
 value                  $271,950         $244,755              $299,145
                       ------------ -------------------- ---------------------
At December 31, 2006:
Equity price sensitive
 investments, at fair
 value                  $387,703         $348,933              $426,473
                       ------------ -------------------- ---------------------

Our revenues are primarily driven by the market value of our AUM and are therefore exposed to fluctuations in market prices of these assets, which are largely readily marketable equity securities. Investment advisory fees for mutual funds are based on average daily or weekly asset values. Advisory fees earned on institutional and high net worth separate accounts, for any given quarter, are generally determined based on asset values at the beginning of a quarter. Any significant increases or decreases in market value of assets managed which occur during a quarter will result in a relative increase or decrease in revenues for the following quarter.

Investment Partnership advisory fees are computed based on monthly or quarterly asset values. The incentive allocation or fee of 20% of the economic profit from Investment Partnerships is impacted by changes in the market prices of the underlying investments of these products.

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in government obligations and money market funds. These investments are primarily short term in nature, and the fair value of these investments generally approximates market value. Our mandatory convertible securities included a provision to reset the interest rate in November 2004. The reset rate was determined to be 5.22%.

Commitments and Contingencies

We are obligated to make future payments under various contracts such as debt agreements and capital and operating lease agreements. The following table sets forth our significant contractual cash obligations as of December 31, 2006 (in thousands):

                            Total      2007     2008     2009      2010      2011     Thereafter
                          ---------- --------- -------- -------- --------- --------- ------------
Contractual Obligations:
5.5% Senior notes         $ 100,000   $     -   $    -   $    -   $     -   $     -   $  100,000
6% Convertible note          50,000         -        -        -         -    50,000            -
5.22% Senior Notes           82,308    82,308        -        -         -         -            -
Capital lease obligations     4,936       856      765      765       765       765        1,020
Non-cancelable operating
lease obligations               278       242       35        1         -         -            -
                          ---------- --------- -------- -------- --------- --------- ------------
Total                     $ 237,522   $83,406   $  800   $  766   $   765   $50,765   $  101,020
                          ========== ========= ======== ======== ========= ========= ============

In June 2006, GBL and Cascade Investments L.L.C. ("Cascade") agreed to amend the terms of the $50 million convertible note maturing in August 2011. Effective September 15, 2006, the rate on the note increased from 5% to 6% while the conversion price was raised to $53 per share from $52 per share. In addition, the exercise date of Cascade's put option was extended to May 15, 2007, the expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving GBL the right to redeem the note at 101% of its principal amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions.

Off-Balance Sheet Arrangements

We are the General Partner or co-General Partner of various limited partnerships whose underlying assets consist primarily of marketable securities. As General Partner or co-General Partner, we are contingently liable for all of the limited partnerships' liabilities.

Our income from these limited partnerships consists of our share of the management fee and the 20% incentive allocation from the limited partners. We also receive our pro-rata return on any investment made in the limited partnership. We earned management fees of $1.6 million in 2006 and $1.9 million in 2005 and incentive fees of $2.4 million and $1.6 million in 2006 and 2005, respectively. Our pro-rata gain on investments in these limited partnerships totaled $0.8 million in 2006 as compared to a gain of $0.8 million in 2005.

We do not invest in any other off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in the Consolidated Financial Statements.

Certain Relationships and Related Transactions

The following is a summary of certain related party transactions. Further details regarding these and other relationships appear in our Proxy Statement for our 2007 Annual Meeting of Shareholders.

GGCP, Inc. owns a majority of the outstanding shares of class B common stock of GAMCO Investors, Inc., which ownership represented approximately 95% of the combined voting power of the outstanding common stock and approximately 72% of the equity interest on December 31, 2006.

On May 31, 2006, we entered into an Exchange and Standstill Agreement with Frederick J. Mancheski pursuant to which, among other things, he agreed to exchange his 2,071,635 shares of our class B common stock for an equal number of shares of our class A common stock. Certain shareholders of GGCP, including two of our officers and a director, who received shares of our class B common stock in a distribution from GGCP, also agreed to exchange their shares of our class B common stock for an equal number of shares of our class A common stock. Pursuant to a Registration Rights Agreement that we entered into with Mr. Mancheski, we filed a shelf registration statement on August 8, 2006 for the sale by Mr. Mancheski and others, including certain of our officers, employees and a director, of up to 2,486,763 shares of our class A common stock.

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

Pursuant to the Employment Agreement, Mr. Gabelli has agreed that, while he is employed by GBL, he will not provide investment management services outside of GBL, except for certain permitted accounts managed by MJG Associates, Inc., for which he serves as Chairman. MJG Associates, Inc., which is wholly-owned by Mr. Gabelli, serves as a general partner or investment manager of various investment funds and other accounts. For these investment funds and other accounts, any management or incentive fees related to new investors after the date of GBL's initial public offering in 1999 are due to GBL in accordance with a resolution adopted by GBL's Board of Directors in 1999.

GBL has entered into agreements to provide advisory and administrative services to MJG Associates, Inc. and to GSI, with respect to the private investment funds managed by each of them. Pursuant to such agreements, GSI and MJG Associates, Inc. pay GBL for services provided.

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

GBL reimburses GGCP for GGCP's incremental costs (but not the fixed costs) relating to GBL's use of an airplane in which GGCP owns a fractional interest. Mr. Gabelli's brother, spouse and a son were employed by GBL during 2006.

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

We believe the critical assumptions and estimates are those applied to revenue recognition, the valuation of investments, partnerships, and offshore funds, goodwill and other long-lived intangibles, income taxes, and stock based compensation accounting.

Revenue Recognition

Advisory fees from the open-end mutual funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets. Advisory fees from the Separate Accounts are generally computed quarterly based on account values as of the end of the preceding quarter and accrued monthly. Management fees from Investment Partnerships are computed either monthly or quarterly and accrued monthly, and amounts receivable are included in other receivables from affiliates in the consolidated statement of financial condition.

Revenues from Investment Partnerships also generally include an incentive allocation or a fee of 20% of the economic profit. The incentive allocation or fee is generally based on the absolute gain in a portfolio, is recognized at the end of the measurement period, and amounts receivable are included in other receivables from affiliates in the consolidated statement of financial condition. Fulcrum fees from certain institutional Separate Accounts, which are based upon meeting or exceeding specific benchmark index or indices are recognized at the end of the stipulated contract period for the respective account and receivables due from fulcrum fees are included in investment advisory fees receivable on the consolidated statement of financial condition. There were $4.4 million in fulcrum fees receivable as of December 31, 2006. Management fees on closed-end preferred shares are received at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares. These fees are recognized at the end of the measurement period. Receivables due on management fees on closed-end funds are included in investment advisory fees receivable on the consolidated statement of financial condition.

Distribution fees from the open-end mutual funds are computed daily based on average net assets, are accrued monthly, and amounts receivable are included in other receivables from affiliates on the consolidated statement of financial condition.

Investments in Partnerships and Affiliates

Beginning January 1, 2006, the provisions of FIN 46R and EITF 04-5 require consolidation of the majority of our investment partnerships and offshore funds managed by our subsidiaries into our consolidated financial statements. However, since we amended the agreements of certain investment partnerships and an offshore fund on March 31, 2006, FIN 46R and EITF 04-5 only required us to consolidate these entities on our consolidated statement of income and consolidated statement of cash flows for the first quarter 2006. We were not required to consolidate these entities on our consolidated statement of financial condition at March 31, 2006. In addition, these partnerships and offshore funds, for which the agreements were amended, are not required to be consolidated within our consolidated statement of income and consolidated statement of cash flows or on our consolidated statement of financial condition in the second quarter or future periods as long as GBL continues to not maintain direct or indirect control over the investment partnerships and offshore funds. For the year ended December 31, 2006, the consolidation of these entities for the first quarter 2006 had no effect on net income but does affect the classification of income between operating and other income.

We also consolidated five other investment partnerships and two offshore funds in which we have a direct or indirect controlling financial interest as of and for the year ended December 31, 2006. These entities have been consolidated within our financial statements for the year ended December 31, 2006 and will continue to be consolidated in future periods as long as we continue to maintain a direct or indirect controlling financial interest. In addition to minor FIN 46R and EITF 04-5 adjustments to the consolidated statement of income and consolidated statement of cash flows for the year ended December 31, 2006 related to these entities, the consolidation of these entities also resulted in minor adjustments to our consolidated statement of financial condition at December 31, 2006. The consolidation of these entities on the consolidated statement of financial condition has increased assets by $17.5 million, liabilities by $3.2 million and minority interest by $14.3 million. Prior to consolidation of these entities, our investments in these entities were reflected within investments in partnerships and affiliates on the consolidated statement of financial condition and accounted for under the equity method.

For the year ended December 31, 2006, the consolidation of these entities had no impact on net income but did result in (a) the elimination of revenues and expenses which are now intercompany transactions; (b) the recording of all the partnerships' operating expenses of these entities including those pertaining to third-party interests; (c) the recording of all other income of these entities including those pertaining to third-party interests; (d) recording of income tax expense of these entities including those pertaining to third party interests and (e) the recording of minority interest which offsets the net amount of any of the partnerships' revenues, operating expenses, other income and income taxes recorded in these respective line items which pertain to third-party interest in these entities. While this had no impact on net income, the consolidation of these entities does affect the classification of income between operating and other income.

Goodwill

Prior to the issuance of Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill and other long-lived intangible assets were amortized each year. The adoption of SFAS No. 142 at the beginning of 2002 eliminated the amortization of these assets and established requirements for having them tested for impairment at least annually. During the first quarter of 2005, AUM for our fixed income business decreased approximately 42% from the beginning of the year, triggering under our accounting policies the need to reassess goodwill for this previously 80% owned subsidiary. Using a present value cash flow method, we reassessed goodwill for this entity and determined that the value of the entity no longer justified the amount of goodwill. Accordingly, we recorded a charge of $1.1 million for the impairment of goodwill which represented the entire amount of goodwill for this entity during 2005.

At November 30, 2005 and November 30, 2006, management conducted its annual assessments and assessed the recoverability of goodwill and determined that there was no further impairment of the remaining goodwill on GBL's consolidated financial statements. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, it may result in an impairment charge for these assets to income.

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

Stock Based Compensation

Effective January 1, 2003, we use a fair value based method of accounting for stock-based compensation provided to our employees in accordance with SFAS No. 123, "Accounting for Stock Based Compensation." The estimated fair value of option awards is determined using the Black Scholes option-pricing model. This sophisticated model utilizes a number of assumptions in arriving at its results, including the estimated life of the option, the risk free interest rate at the date of grant and the volatility of the underlying common stock. There may be other factors, which have not been considered, which may have an effect on the value of the options as well. The effects of changing any of the assumptions or factors employed by the Black Scholes model may result in a significantly different valuation for the options. We adopted Statement 123 (R), "Share-Based Payments" ("Statement 123 (R)") on January 1, 2005. In light of our modified prospective adoption of the fair value recognition provisions of Statement 123
(R) for all grants of employee stock options, the adoption of Statement 123 (R) did not have a material impact on our consolidated financial statements.

Recent Accounting Developments

In February 2006, the FASB issued FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140," ("Statement 155") that amends FASB Statements No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("Statement 133") and No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." ("Statement 140"). The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement 155 does not permit prior period restatement. The statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company plans to adopt this statement on January 1, 2007. The impact of adopting this statement is expected to be immaterial to the Company's consolidated financial statements.

In March 2006, the FASB issued FASB Statement No. 156, "Accounting for Servicing of Financial Assets," which amends Statement 140. The statement permits an entity to choose either the amortization method or fair value measurement method for each class of separately-recognized servicing assets and servicing liabilities. The statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company plans to adopt this statement on January 1, 2007. The impact of adopting this statement is expected to be immaterial to the Company's consolidated financial statements.

In April 2006, the FASB issued FSP FIN 46R-6 "Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R) ("FSP")" The FSP addresses certain major implementation issues related to FIN 46R, specifically how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The FSP is effective as of the beginning of the first day of the first reporting period beginning after September 15, 2006. The Company plans to adopt this statement on January 1, 2007. The impact of adopting this statement is expected to be immaterial to the Company's consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FAS109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this interpretation on January 1, 2007. The Company has not completed its analysis, and the materiality of the adoption on the Company's consolidated financial statement is not known at this time.

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurement" ("Statement 157"). The statement provides guidance for using fair value to measure assets and liabilities. The statement provides guidance to companies about the extent of which to measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company plans to adopt this statement on January 1, 2008. The impact of adopting Statement 157 is expected to be immaterial to the Company's consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (the "SAB"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". The SAB addresses diversity in how companies consider and resolve the quantitative effect of financial statement misstatements. The SAB is effective as of the beginning of the first day of the first reporting period beginning after November 15, 2006. The Company plans to adopt this SAB on January 1, 2007. The impact of adopting this SAB is expected to be immaterial to the Company's consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("Statement 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The standard's objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company plans to adopt this statement on January 1, 2008. The impact of adopting Statement 159 is expected to be immaterial to the Company's consolidated financial statements.

Seasonality and Inflation

We do not believe our operations are subject to significant seasonal fluctuations. We do not believe inflation will significantly affect our compensation costs, as they are substantially variable in nature. However, the rate of inflation may affect our expenses such as information technology and occupancy costs. To the extent inflation results in rising interest rates and has other effects upon the securities markets, it may adversely affect our financial position and results of operations by reducing our AUM, revenues or otherwise.


ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk."

ITEM 8:      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GAMCO INVESTORS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          Page


Report of Independent Registered Public Accounting Firm..............................      F-2
Report of Independent Registered Public Accounting Firm on Effectiveness of Internal
  Control over Financial Reporting...................................................      F-3

Consolidated Financial Statements:
Consolidated Statements of Income for the years ended December 31, 2004, 2005
  and 2006...........................................................................      F-5
Consolidated Statements of Financial Condition at December 31, 2005 and 2006.........      F-6
Consolidated Statements of Stockholders' Equity for the years ended December 31,
  2004, 2005 and 2006................................................................      F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005
  and 2006...........................................................................      F-8
Notes to Consolidated Financial Statements...........................................      F-10


--------

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
GAMCO Investors, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of GAMCO Investors, Inc. and Subsidiaries ("GAMCO") as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of GAMCO's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GAMCO Investors, Inc. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, in 2006 GAMCO changed its method of accounting for management fee revenue on closed-end preferred shares and incentive allocation or fee revenue on investment partnerships. In addition, as discussed in Note A to the consolidated financial statements, the 2005 consolidated financial statements have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GAMCO Investors, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of GAMCO's internal control over financial reporting and an adverse opinion on the effectiveness of GAMCO's internal control over financial reporting because of material weaknesses.




                                                               ERNST & YOUNG LLP


New York, New York
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING


The Board of Directors and Stockholders
GAMCO Investors, Inc. and Subsidiaries

We have audited management's assessment, included in the accompanying Management's Assessment of Internal Control Over Financial Reporting, that GAMCO Investors, Inc. and Subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effects of not having processes in place to ensure that individual assets and liabilities of certain investment accounts were presented in the consolidated financial statements on a gross basis and that non-routine transactions were appropriately evaluated and accounted for in accordance with U.S. generally accepted accounting principles, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). GAMCO Investors, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment. Management did not have adequate controls in place to ensure that there was a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would be prevented or detected as it relates to: (1) the reporting of individual assets and liabilities of certain investment accounts in the consolidated financial statements on a gross basis and (2) the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles. These material weaknesses resulted in the misstatement of certain asset, liability and income statement accounts, and incomplete disclosures in the notes to the consolidated financial statements. The adjustments have been recorded in the annual consolidated financial statements as of and for the year ended December 31, 2006 along with the appropriate disclosures. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 16, 2007 on those consolidated financial statements.

In our opinion, management's assessment that GAMCO Investors, Inc. and Subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the control criteria, GAMCO Investors, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of GAMCO Investors, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006, of GAMCO Investors, Inc. and Subsidiaries and our report dated March 16, 2007, expressed an unqualified opinion thereon.



                                                               ERNST & YOUNG LLP

New York, New York
March 16, 2007

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                Year ended December 31,
                                         --------------------------------------
                                           2004 (a)     2005 (a)      2006
                                         ------------ ------------ ------------
Revenues
Investment advisory and incentive fees    $  220,561   $  220,464   $  227,005
Commission revenue                            15,573       12,195       12,188
Distribution fees and other income            19,651       20,673       22,270
                                         ------------ ------------ ------------
     Total revenues                          255,785      253,332      261,463
                                         ------------ ------------ ------------
Expenses
Compensation costs                           103,837      106,966      106,646
Management fee                                11,023       11,380       12,771
Distribution costs                            20,347       21,512       25,782
Other operating expenses                      21,455       26,665       44,103
                                         ------------ ------------ ------------
     Total expenses                          156,662      166,523      189,302
                                         ------------ ------------ ------------
Operating income                              99,123       86,809       72,161
                                         ------------ ------------ ------------
Other Income (Expense)
Net gain from investments                      5,627       10,912       41,737
Interest and dividend income                  10,481       18,483       29,382
Interest expense                             (16,027)     (13,782)     (14,226)
                                         ------------ ------------ ------------
     Total other income, net                      81       15,613       56,893
                                         ------------ ------------ ------------
Income before income taxes and minority
 interest                                     99,204      102,422      129,054
Income taxes                                  36,118       38,408       49,278
Minority interest                                495          498       10,258
                                         ------------ ------------ ------------
Net income                                $   62,591   $   63,516   $   69,518
                                         ============ ============ ============

Net income per share:
  Basic                                   $     2.11   $     2.13   $     2.44
                                         ============ ============ ============
  Diluted                                 $     2.06   $     2.10   $     2.40
                                         ============ ============ ============

Weighted average shares outstanding:
  Basic                                       29,673       29,805       28,542
                                         ============ ============ ============
  Diluted                                     31,804       31,155       29,525
                                         ============ ============ ============

  Dividends declared                      $     1.76   $     0.09   $     0.12
                                         ============ ============ ============

(a) Restated as described in note A in item 8 of this report on Form 10-K.

See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except per share data)

                                                               December 31,
                                                           ---------------------
                                                            2005 (a)    2006
                                                           ---------- ----------
ASSETS

Cash and cash equivalents, including restricted cash of
 $2,503 and $2,079                                         $ 173,161  $ 138,113
Investments in securities, including restricted securities
 of $52,219 and $52,116                                      421,404    507,595
Investments in partnerships and affiliates                    74,827     81,884
Receivable from brokers                                        9,827     53,682
Investment advisory fees receivable                           22,098     31,094
Other receivables from affiliates                             12,888      9,902
Capital lease                                                  1,706      1,459
Goodwill                                                       3,523      3,523
Other assets                                                   8,704      9,979
                                                           ---------- ----------
     Total assets                                          $ 728,138  $ 837,231
                                                           ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers                                         $   3,937  $  36,345
Income taxes payable                                          10,097     12,075
Capital lease obligation                                       2,992      2,781
Compensation payable                                          27,820     35,098
Securities sold, not yet purchased                             3,183      8,244
Accrued expenses and other liabilities                        17,579     41,053
                                                           ---------- ----------
     Total operating liabilities                              65,608    135,596
                                                           ---------- ----------

5.5% Senior notes (due May 15, 2013)                         100,000    100,000
6% Convertible note (conversion price, $53.00 per share;
 note due August 14, 2011) (b)                                50,000     49,504
5.22% Senior notes (due February 17, 2007)                    82,308     82,308
                                                           ---------- ----------

     Total liabilities                                       297,916    367,408

Minority interest                                              6,147     20,919

Stockholders' equity:
  Class A Common Stock, $.001 par value; 100,000,000 shares
    authorized; 9,648,339 and 12,055,872 shares issued,
     respectively; 6,414,517 and 7,487,018 shares
     outstanding, respectively                                    10         12
  Class B Common Stock, $.001 par value; 100,000,000 shares
    authorized; 24,000,000 shares issued and 23,128,500 and
    20,754,217 shares outstanding, respectively                   23         21
  Additional paid-in capital                                 226,353    229,699
  Retained earnings                                          329,036    395,058
  Accumulated other comprehensive gain.                          526     10,427
  Treasury stock, class A, at cost (3,233,822 and 4,568,854
   shares, respectively)                                    (131,873)  (186,476)
                                                           ---------- ----------
     Total stockholders' equity                              424,075    448,741
                                                           ---------- ----------

     Total liabilities and stockholders' equity            $ 728,138  $ 837,231
                                                           ========== ==========

(a) Restated as described in note A in item 8 of this report on Form 10-K. (b) Convertible note was 5% with a conversion price of $52 per share at December 31, 2005.

See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                Accumulated
                                                       Additional                  Other
                                               Common   Paid-in     Retained   Compre-hensive  Treasury
                                               Stock    Capital   Earnings (a) (Loss) / Gain     Stock     Total (a)
                                              -------- ---------- ------------ -------------- ----------- -----------
Balance at December 31, 2003                   $   31   $143,475   $  257,266   $      1,480   $ (23,941)  $ 378,311
                                              -------- ---------- ------------ -------------- ----------- -----------

Cumulative effect of change in accounting
 principle                                          -          -         (210)             -           -        (210)
                                                                  ------------                            -----------
Balance at December 31, 2003, as restated           -          -   $  257,056              -           -   $ 378,101
                                                                  ============                            ===========
  Comprehensive income:
    Net income                                      -          -       62,591              -           -      62,591
    Other comprehensive gain:
      Net unrealized losses on securities
        available for sale, net of management
        fees and income tax benefit of $1,198       -          -            -         (1,533)          -      (1,533)
                                                                                                          -----------
    Total comprehensive income                                                                                61,058
  Dividends declared                                -          -      (51,306)             -           -     (51,306)
  Stock based compensation expense                  -      1,819            -              -           -       1,819
  Purchase and retirement of mandatory
        convertible securities                      -         45            -              -           -          45
  Exercise of stock options including tax
   benefit                                          -      4,090            -              -           -       4,090
  Proceeds from early settlement of purchase
   contracts                                        -     11,740            -              -           -      11,740
  Capitalized costs                                 -       (116)           -              -           -        (116)
  Purchase of treasury stock                        -          -            -              -     (70,731)    (70,731)
                                              -------- ---------- ------------ -------------- ----------- -----------
Balance at December 31, 2004                   $   31   $161,053   $  268,341   $        (53)  $ (94,672)  $ 334,700

  Comprehensive income:
    Net income                                      -          -       63,516              -           -      63,516
    Other comprehensive gain:
      Net unrealized gains on securities
        available for sale, net of management
        fees and income tax expense of $438         -          -            -            564           -         564
      Foreign currency translation                  -          -            -             15           -          15
                                                                                                          -----------
    Total comprehensive income                                                                                64,095
  Dividends declared                                -          -       (2,821)             -           -      (2,821)
  Tender for employee stock options                 -     (9,665)           -              -           -      (9,665)
  Stock based compensation expense                  -      2,770            -              -           -       2,770
  Exercise of stock options including tax
   benefit                                          -      1,659            -              -           -       1,659
  Proceeds from settlement of purchase
   contracts                                        2     70,567            -              -           -      70,569
  Capitalized costs                                 -        (31)           -              -           -         (31)
  Purchase of treasury stock                        -          -            -              -     (37,201)    (37,201)
                                              -------- ---------- ------------ -------------- ----------- -----------
Balance at December 31, 2005                   $   33   $226,353   $  329,036   $        526   $(131,873)  $ 424,075

  Comprehensive income:
    Net income                                      -          -       69,518              -           -      69,518
    Other comprehensive gain:
      Net unrealized gains on securities
        available for sale, net of management
        fees and income tax expense of $7,649       -          -            -          9,834           -       9,834
      Foreign currency translation                  -          -            -             67           -          67
                                                                                                          -----------
    Total comprehensive income                                                                                79,419
  Dividends declared                                -          -       (3,413)             -           -      (3,413)
  Discount on debt amendment                        -        633            -              -           -         633
  Excess tax benefit for exercised stock
   options                                          -      1,782            -              -           -       1,782
  Stock based compensation expense                  -         53            -              -           -          53
  Exercise of stock options including tax
   benefit                                          -        878            -              -           -         878
  Capitalized costs                                 -          -          (83)             -           -         (83)
  Purchase of treasury stock                        -          -            -              -     (54,603)    (54,603)
                                              -------- ---------- ------------ -------------- ----------- -----------
Balance at December 31, 2006                   $   33   $229,699   $  395,058   $     10,427   $(186,476)  $ 448,741
                                              ======== ========== ============ ============== =========== ===========

(a) Restated as described in note A of item 8 of this report on Form 10-K.

See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                Year ended December 31
                                                         -------------------------------------
                                                          2004(a)      2005(a)       2006
                                                         ----------  ------------ ------------
Operating activities
Net income                                               $  62,591   $    63,516  $    69,518
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Equity in net gains from partnerships and affiliates      (4,843)       (6,967)      (7,427)
  Depreciation and amortization                                980           975          882
  Stock based compensation expense                           1,819         2,770           53
  Deferred income tax                                       (1,769)        1,088       (3,590)
  Tax benefit from exercise of stock options                 1,064           328          191
  Foreign currency loss                                          -           191           67
  Other-than-temporary loss on available for sale
   securities                                                    -         3,301           40
  Impairment of goodwill                                         -         1,127            -
  Market value of donated securities                             -             -          331
  Minority interest in net income of consolidated
   subsidiaries                                                495           498        1,434
  Realized gains on sales of available for sale
   securities, net                                            (101)         (482)        (621)
  Realized gains on sales of investments in securities,
   net                                                        (960)      (10,676)     (18,667)
  Change in unrealized value of trading investments in
   securities, net                                             (46)       (2,872)      (2,035)
  Amortization on discount on debt                               -             -          137
  Excess tax benefit adjustment                                  -             -        1,782
(Increase) decrease in operating assets:
     Purchases of trading investments in securities       (928,522)   (1,171,349)  (1,039,946)
     Proceeds from sales of trading investments in
      securities                                           873,185     1,063,096    1,014,347

     Investments in partnerships and affiliates            (37,035)      (15,969)      (4,903)
     Distributions from partnerships and affiliates         20,793        37,448       14,615
     Receivable from brokers                                (4,307)       (4,288)     (42,052)
     Investment advisory fees receivable                    (5,624)        3,338       (9,123)
     Other receivables from affiliates                       1,378           126        3,155
     Other assets                                            1,351          (755)      (2,486)
Increase (decrease) in operating liabilities:
     Payable to brokers                                     (5,389)        3,635       30,929
     Income taxes payable                                   (1,082)          267         (686)
     Compensation payable                                    2,933           896        5,530
     Accrued expenses and other liabilities                   (790)         (271)      22,769
Effects of consolidation of investment partnerships and
 offshore funds consolidated under FIN 46R and EITF 04-5:
 Realized gains on sales of investments in securities and
  securities sold short, net                                     -             -      (12,522)
 Change in unrealized value of investments in securities
  and securities sold short, net                                 -             -       (5,627)
 Equity in net gains from partnerships and affiliates            -             -         (885)
 Purchases of trading investments in securities and
  securities sold short                                          -             -     (675,519)
 Proceeds from sales of trading investments in securities
  and securities sold short                                      -             -      652,880
 Investments in partnerships and affiliates                      -             -       (2,004)
 Distributions from partnerships and affiliates                  -             -          380
 Decrease in investment advisory fees receivable                 -             -          127
 Increase in receivable from brokers                             -             -       (9,290)
 Decrease in other assets                                        -             -          441
 Increase in payable to brokers                                  -             -        7,263
 Decrease in accrued expenses and other liabilities              -             -      (11,643)
 Income related to investment partnerships and offshore
  funds consolidated under FIN 46R and EITF 04-5, net            -             -       16,447
                                                         ----------  ------------ ------------
Total adjustments                                          (86,470)      (94,545)     (75,226)
                                                         ----------  ------------ ------------
Net cash used in operating activities                      (23,879)      (31,029)      (5,708)
                                                         ----------  ------------ ------------

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year ended December 31
                                                  ------------------------------
                                                    2004(a)   2005(a)    2006
                                                  ---------- --------- ---------
Investing activities
Purchases of available for sale securities          (11,656)   (9,290)   (5,434)
Proceeds from sales of available for sale
 securities                                             600     2,085     2,766
                                                  ---------- --------- ---------
Net cash used in investing activities               (11,056)   (7,205)   (2,668)
                                                  ---------- --------- ---------
Financing activities
Dividend paid to minority stockholders of
 subsidiary                                          (2,718)     (507)     (795)
Contributions related to investment partnerships
 and offshore funds
consolidated under FIN 46R and EITF 04-5, net             -         -    29,734
Proceeds from exercise of stock options               3,026     1,331       687
Repurchase of 5.5% convertible note                       -   (50,000)        -
Dividends paid                                      (34,004)  (20,122)   (3,413)
Proceeds from the settlement of purchase contracts   11,740    70,569         -
Purchase and retirement of mandatory convertible
 securities                                          (1,677)        -         -
Tender for employee stock options                         -    (9,665)        -
Capitalized costs                                      (116)      (31)        -
Purchase of treasury stock                          (70,731)  (37,201)  (54,603)
                                                  ---------- --------- ---------
Net cash used in financing activities               (94,480)  (45,626)  (28,390)
                                                  ---------- --------- ---------
Net decrease in cash and cash equivalents          (129,415)  (83,860)  (36,766)
Net increase in cash from partnerships and
 offshore funds consolidated
under FIN 46R and EITF 04-5                               -         -     1,754
Effect of exchange rates on cash and cash
 equivalents                                              -       (75)      (36)
Cash and cash equivalents at beginning of year      386,511   257,096   173,161
                                                  ---------- --------- ---------
Cash and cash equivalents at end of year          $ 257,096  $173,161  $138,113
                                                  ========== ========= =========
Supplemental disclosures of cash flow information
Cash paid for interest                            $  16,662  $ 14,692  $ 13,019
                                                  ========== ========= =========
Cash paid for income taxes                        $  37,881  $ 36,779  $ 46,314
                                                  ========== ========= =========

(a) Restated as described in note A in item 8 of this report on Form 10-K.

See accompanying notes.

A.  Significant Accounting Policies

Basis of Presentation

GAMCO Investors, Inc. ("GBL" or the "Company") was incorporated in April 1998 in the state of New York, with no significant assets or liabilities and did not engage in any substantial business activities prior to the initial public offering ("Offering") of our shares. On February 9, 1999, we exchanged 24 million shares of our class B common stock, representing all of our then issued and outstanding common stock, with Gabelli Funds, Inc. ("GFI") and two of its subsidiaries in consideration for substantially all of the operating assets and liabilities of GFI, relating to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business (the "Reorganization"). GBL distributed net assets and liabilities, principally a proprietary investment portfolio, of approximately $165 million, including cash of $18 million, which has been recorded for accounting purposes as a deemed distribution to GFI. GFI, which was renamed Gabelli Group Capital Partners, Inc. in 1999, is the parent of GBL and was renamed GGCP, Inc. ("GGCP") during 2005.

On February 17, 1999, we completed our sale of 6 million shares of class A common stock in the Offering and received proceeds, after fees and expenses, of approximately $96 million. Immediately after the Offering, GFI owned 80% of the outstanding common stock of GBL and as of December 31, 2006 their ownership is 72.3%. In addition, with the completion of the Offering, we became a "C" Corporation for federal and state income tax purposes and are subject to substantially higher income tax rates. Our corporate name change to GAMCO Investors, Inc. became effective August 29, 2005.

The accompanying consolidated financial statements include the assets, liabilities and earnings of:

o    GBL; and
o Our wholly-owned subsidiaries: Gabelli Funds, LLC ("Funds Advisor"), GAMCO Asset Management Inc. ("GAMCO"), GAMCO Asset Management (UK) Limited, Gabelli Fixed Income, Inc. ("Fixed Income") and its subsidiaries;
o Our majority-owned or majority-controlled subsidiaries: Gabelli Securities, Inc. ("GSI") and its subsidiaries and Gabelli Advisers, Inc. ("Advisers"); and
o Certain investment partnerships and offshore funds in which we have a direct or indirect controlling financial interest as required by the Financial Accounting Standards Board ("FASB") Interpretation No. 46R
     ("FIN 46R") and Emerging Issue Task Force 04-5 ("EITF 04-5"). Please see Note C included herein.

At December 31, 2004, 2005 and 2006, we owned approximately 92% of GSI and had a 51% voting interest in Advisers (41% economic interest.) The consolidated financial statements comprise the financial statements of GBL and its subsidiaries as of December 31 of each year. The financial statements of the subsidiaries are prepared for the same reporting year as the parent company, using consistent accounting policies. All significant intercompany transactions and balances have been eliminated. Subsidiaries are fully consolidated from the date of acquisition, being the date on which GBL obtains control, and continue to be consolidated until the date that such control ceases.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Nature of Operations

GAMCO, Funds Advisor, Gabelli Fixed Income LLC ("Fixed Income LLC"), a wholly-owned subsidiary of Fixed Income, Advisers and GSI (effective January 19,
2006) are registered investment advisors under the Investment Advisers Act of 1940. Gabelli & Company, Inc. ("Gabelli & Company"), a wholly-owned subsidiary of GSI is a registered broker-dealer with the Securities and Exchange Commission ("SEC") and is a member of the National Association of Securities Dealers, Inc. ("NASD"). Gabelli & Company acts as an introducing broker, and all transactions for its customers are cleared through the New York Stock Exchange ("NYSE") member firms on a fully-disclosed basis. Accordingly, open customer transactions are not reflected in the accompanying consolidated statements of financial condition. Gabelli & Company is exposed to credit losses on these open positions in the event of nonperformance by its customers, pursuant to conditions of its clearing agreements with its clearing brokers. This exposure is reduced by the clearing brokers' policy of obtaining and maintaining adequate collateral and credit of the counterparties until the open transaction is completed.

Gabelli Direct, Inc. ("Gabelli Direct"), a wholly-owned subsidiary of GSI, and Gabelli Fixed Income Distributors, Inc. ("Fixed Income Distributors"), a wholly-owned subsidiary of Fixed Income LLC, were voluntarily deregistered as broker-dealers with the SEC and as members of the NASD in October 2006 and January 2007, respectively.

Cash and Cash Equivalents

Cash equivalents primarily consist of affiliated money market mutual funds which are highly liquid. At December 31, 2005 and 2006, approximately $2.5 million and $2.1 million, respectively, of cash and cash equivalents was held as part of the collateral to secure a $51.3 million letter of credit originally issued on August 14, 2002, in favor of the holder of the 6% convertible note, and these amounts are disclosed as restricted cash on the consolidated statements of financial condition. The $51.3 million letter of credit is due to expire on May 22, 2007.

Securities Transactions and Commissions Revenue and Clearing Charges

Investments in securities are accounted for as either "trading securities" or "available for sale" and are stated at quoted market values. Securities that are not readily marketable are stated at their estimated fair values as determined by our management. The resulting unrealized gains and losses for trading securities are included in net gain from investments, and the unrealized gains and losses for available for sale securities, net of management fees and tax, are reported as a separate component of stockholders' equity. Securities transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from securities transactions are recorded on the identified cost basis. Commissions revenue and related clearing charges are recorded on a trade date basis.

At December 31, 2005 and 2006, approximately $52.2 million and $52.1 million, respectively, of investments in securities were held as collateral to secure a $51.3 million letter of credit originally issued on August 14, 2002 in favor of the holder of the 6% convertible note, and these amounts are disclosed as restricted investments in securities on the consolidated statements of financial condition. The $51.3 million letter of credit is due to expire on May 22, 2007.

Securities sold, but not yet purchased are recorded at trade date, and are stated at quoted market values and represent obligations of GBL to purchase the securities at prevailing market prices. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amounts recorded on the consolidated statements of financial condition. The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the sales commitments.

Investments in Partnerships and Affiliates

Investments in partnerships and affiliates, whose underlying assets consist mainly of marketable securities, are accounted for as consolidated subsidiaries or equity investments in accordance with FIN 46 and EITF 04-5 effective as January 1, 2006. Please refer to Note C included herein. Prior to January 1, 2006, Investments in Partnerships and Affiliates were accounted for using the equity method under which our share of net earnings or losses of these partnerships and affiliated entities was reflected in income as earned, capital contributions were recorded when paid, and distributions received were reductions of the investments. Investments in partnerships and affiliates for which market values were not readily available were stated at their estimated fair values as determined by our management. Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

Receivables from and Payables to Brokers

Receivables from and payables to brokers consist of amounts arising primarily from the purchases and sales of securities.

Revenue Recognition

Advisory fees from the open-end mutual funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable in the consolidated statements of financial condition. Advisory fees from Separate Accounts are generally computed quarterly based on account values as of the end of the preceding quarter and accrued monthly and amounts receivable are included in investment advisory fees receivable in the consolidated statements of financial condition. Management fees from Investment Partnerships are computed either monthly or quarterly and accrued monthly, and amounts receivable are included in other receivables from affiliates in the consolidated statements of financial condition.

Revenues from Investment Partnerships also generally include an incentive allocation or a fee of 20% of the economic profit. The incentive allocation or fee is generally based on the absolute gain in a portfolio and is recognized at the end of the measurement period and amounts receivable are included in other receivables from affiliates in the consolidated statements of financial condition. Fulcrum fees from certain institutional separate accounts, which are based upon meeting or exceeding specific benchmark index or indices, are recognized at the end of the stipulated contract period for the respective account, and receivables due from fulcrum fees are included in investment advisory fees receivable on the consolidated statements of financial condition. There was $4.4 million in fulcrum fees receivable as of December 31, 2006. Management fees on closed-end preferred shares are received at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares. These fees are recognized at the end of the measurement period. Receivables due on management fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition.

Distribution fees from the open-end mutual funds are computed daily based on average net assets and are accrued monthly. The amounts receivable for distribution fees are included in other receivables from affiliates on the consolidated statements of financial condition.

Distribution Costs

We incur certain promotion and distribution costs, which are expensed as incurred, principally related to the sale of shares of open-end mutual funds, shares sold in the initial public offerings of our closed-end funds, and after-market support services related to our closed-end funds. Distribution costs relating to closed-end funds were approximately $4,365,000, $5,576,000 and $8,217,000 for 2004, 2005 and 2006, respectively. In fourth quarter 2006, we made a prepayment of $4.2 million in distribution expenses to a broker in connection with the termination of certain after-market support services related to the common share assets of The Gabelli Dividend and Income Trust which is included in distribution costs on the consolidated statement of income.

Dividends and Interest Income and Interest Expense

Dividends are recorded on the ex-dividend date. Interest income and interest expense are accrued as earned or incurred.

Depreciation and Amortization

Fixed assets, with net book value of $3.2 million are included in other assets, are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements, which are included in other assets, are recorded at cost and amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter. Amortization of the capital lease obligation is computed on the interest rate method while the leased property is depreciated utilizing the straight-line method over the term of the lease, which expires on April 30, 2013.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 ("Statement No. 133"), Accounting for Derivative Instruments and Hedging Activities, as amended. Statement No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. The Company uses swaps and treasury futures to manage its exposure to market and credit risks from changes in certain equity prices, interest rates, and volatility and does not hold or issue swaps and treasury futures for speculative or trading purposes. These swaps and treasury futures are not designated as hedges, and changes in fair values of these derivatives are recognized in earnings as gains (losses) on derivative contracts. The fair value of swaps and treasury shares are included in the investments in securities in the consolidated statements of financial condition, and gains and losses from the swaps and treasury shares are included in net gain from investments in the consolidated statements of income.

Goodwill

Goodwill pertains to the cost in excess of net assets acquired. Goodwill is deemed to have indefinite life and, therefore, is not subject to amortization, but is instead reviewed at least annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." During the first quarter of 2005, assets under management for our fixed income business decreased approximately 42% from the beginning of the year, triggering under our accounting policies the need to reassess goodwill for this previously 80% owned subsidiary. Using a present value cash flow method, we reassessed goodwill for this entity and determined that the value of the entity no longer justified the amount of goodwill. Accordingly, we recorded a charge of $1.1 million for the impairment of goodwill which represented the entire amount of goodwill for this entity during 2005. At December 31, 2006, there remains $3.5 million of goodwill related to our 92% owned subsidiary, Gabelli Securities, Inc.

At November 30, 2005 and November 30, 2006, management conducted its annual assessments and assessed the recoverability of goodwill and other intangible assets and determined that there was no further impairment of the remaining goodwill on GBL's consolidated financial statements. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, it may result in an impairment charge for these assets to income.

Income Taxes

We account for income taxes under the liability method prescribed by SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not.

Minority Interest

For the year ended December 31, 2006, minority interest on the consolidated statement of income represents income attributable to the minority stockholders' of GSI and Advisers, as well as for income for certain investment partnerships and offshore funds that are consolidated as required by FIN 46 and EITF 04-5. With the exception of GSI and investment partnerships, these minority stockholders are principally employees, officers and directors of GBL. On December 31, 2005, the minority interest of Fixed Income was eliminated as the Company acquired the remaining interest it did not own through a settlement with the minority interest stockholders.

As of December 31, 2006, minority interest on the consolidated statement of financial condition represents amounts attributable to the minority stockholders of GSI and Advisers, as well as amounts attributable to the other investors for certain investment partnerships and offshore funds that are consolidated as required by FIN 46R and EITF 04-5.

Fair Values of Financial Instruments

The carrying amount of all assets and liabilities, other than goodwill, capital lease, fixed assets, and certain other assets in the consolidated statements of financial condition approximate their fair values.

Earnings Per Share

Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic net income per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding in the period.

Diluted net income per share, in addition to the weighted average number of shares determined for basic net income per share, includes common stock equivalents which would arise from the exercise of stock options using the treasury stock method and, if dilutive, assumes the conversion of our convertible note for the period outstanding since its issuance in August 2001. An average of 208,000, 151,000 and 29,000 incremental shares were included as the dilutive effect of stock options in 2004, 2005 and 2006, respectively. In 2004, net income is adjusted for interest expense, net of management fees and taxes, of $2,862,000 and the weighted average shares outstanding includes 1,923,000 incremental shares as the convertible note had a dilutive effect. In 2005, net income is adjusted for interest expense, net of management fees and taxes, of $1,758,000 and the weighted average shares outstanding includes 1,199,000 incremental shares as the convertible note had a dilutive effect. In 2006, net income is adjusted for interest expense, net of management fees and taxes, of $1,489,000 and the weighted average shares outstanding includes 956,000 incremental shares as the convertible note had a dilutive effect.

Stock Based Compensation

We currently sponsor stock option plans previously adopted and approved by our shareholders as a means to attract, retain and motivate employees. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation - Transition and Disclosure" in accordance with the transition and disclosure provisions under the recently issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Previously we had elected to use the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense was recognized where the exercise price equaled or exceeded the market price of the underlying stock on the date of grant. We adopted Statement 123 (R) "Share-Based Payment" ("Statement 123 (R)") on January 1, 2005. In light of our modified prospective adoption of the fair value recognition provisions of Statement 123 (R) for all grants of employee stock options, the adoption of Statement 123 (R) did not have a material impact on our consolidated financial statements. In 2004, 2005 and 2006, we have recognized a total of $1,819,000, $2,770,000 and $53,000, respectively, in option expense. We expense stock option compensation over the vesting period of the option in line with the vesting characteristics. Refer also to Note F.

Business Segments

We operate predominantly in one business segment, the investment advisory and asset management business. We conduct our investment advisory business principally through: GAMCO (Separate Accounts), Funds Advisor (Mutual Funds) and GSI (Investment Partnerships). We also act as an underwriter, are a distributor of our open-end mutual funds and provide institutional research through Gabelli & Company, our broker-dealer subsidiary.

Reclassifications

Certain prior period amounts reflect reclassifications to conform with the current year's presentation.

Changes in Accounting Policy

GBL has voluntarily changed its accounting method to recognize management fee revenues on closed-end preferred shares at the end of the measurement period, effective January 1, 2006. Unlike most money management firms, GBL does not charge fees on leverage in its closed-end funds unless the total return to the common shareholders (of the closed-end fund at year-end) exceeds the dividend rate of the preferred shares. Prior to the accounting change, GBL recognized these revenues during each interim reporting period if and when the total return to common shareholders of the closed-end fund exceeded the dividend rate of the preferred shares. Under this method, management fee revenues recognized in prior interim periods during the measurement period were subject to possible reversal in subsequent periods during that measurement period. This change in method had no impact on full year net income as the measurement date is the same as the fiscal year end.

In addition, GBL has changed its accounting method to recognize incentive allocation or fee revenues on investment partnerships at the end of the measurement period, effective January 1, 2006. Prior to the accounting change, GBL recognized these revenues during each interim reporting period. Under this method, incentive fee revenues recognized in prior interim periods during the measurement period were subject to possible reversal in subsequent periods during the measurement period. Had this method not changed, we would have recorded approximately $0.2 million less in incentive fee revenues on investment partnerships for the year ended December 31, 2006.

After considering the guidance provided in EITF D-96, "Accounting for Management Fees Based on a Formula", GBL believes that the preferable method of accounting is to recognize management fee revenues on closed-end preferred shares and incentive fees on investment partnerships at the end of the measurement period. This method results in revenue recognition only when the measurement period has been completed and when the management fees and incentive fees have been earned. This eliminates the possibility of revenues that have been recognized in interim measurement periods subsequently being reversed in later periods during a fiscal year.

Under SFAS No. 154 "Accounting Changes and Error Corrections," which GBL adopted on January 1, 2006, a voluntary change in accounting principle requires retrospective application to each period presented as if the different accounting principle had always been used and requires an adjustment at the beginning of the first period presented for the cumulative effect of the change to the new accounting principle. Whereas some investment partnerships have a fiscal year-end differing from GBL's fiscal year-end, there is an adjustment for the cumulative effect of a change to the accounting principle at January 1, 2004. Such cumulative effect of change in accounting amounted to $210,000 as of January 1, 2004 which is presented in the consolidated statement of stockholder's equity. Additionally, there is a change in full year 2004 and 2005 revenues and net income from what was previously reported. Therefore, this change in accounting principle resulted in an increase of revenues of approximately $0.6 million and $1.0 million in 2004 and 2005, respectively, an increase in net income of approximately $32,000 and $125,000, respectively, and an increase in earnings per share of $0.00 and $0.01 in 2004 and 2005, respectively. In 2006, if the policy had not changed, revenue and net income would have been decreased by approximately $0.1 million and $35,000 respectively, and there would have been no effect on earnings per share.

Material Weaknesses

As discussed in Item 9A of this report on Form 10-K, management concluded that the following material weaknesses existed in the Company's internal control over financial reporting at December 31, 2006 and disclosed this to the Audit Committee and to the independent registered public accountants. Management did not have adequate controls in place to ensure that there was no more than a remote likelihood that a material misstatement of the annual or interim financial statements would be prevented or detected as it relates to two items. First, there was a material weakness relating to the reporting of individual assets and liabilities of certain proprietary investment accounts in the consolidated financial statements. Next, there was a material weakness relating to the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles. All required adjustments were made to the December 31, 2006 consolidated financial statements prior to issuance.

As a result of the first material weakness, the Company restated its consolidated statement of financial condition as of December 31, 2005. In the consolidated statement of financial condition, the assets and liabilities (primarily short positions and margin) associated with these proprietary investments were reported on a net basis, rather than reported on a gross basis. The effects of the restatement on the December 31, 2005 consolidated statement of financial position are as follows: Cash and cash equivalents, investments in securities, receivable from brokers and other assets increased by $2.5 million, $20.4 million, $1.3 million and $0.1 million, respectively, and investments in partnerships and affiliates decreased by $17.1 million for a net increase in total assets of $7.2 million. Accrued expenses and other liabilities, payable to brokers, and securities sold, not yet purchased increased by $0.1 million, $3.9 million and $3.2 million, respectively, for a total increase in liabilities of $7.2 million.

Recent Accounting Developments

In February 2006, the FASB issued FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140," ("Statement 155") that amends FASB Statements No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("Statement 133") and No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125" ("Statement 140"). The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement 155 does not permit prior period restatement. The statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company plans to adopt this statement on January 1, 2007. The impact of adopting this statement is expected to be immaterial to the Company's consolidated financial statements.

In March 2006, the FASB issued FASB Statement No. 156, "Accounting for Servicing of Financial Assets," which amends Statement 140. The statement permits an entity to choose either the amortization method or fair value measurement method for each class of separately-recognized servicing assets and servicing liabilities. The statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company plans to adopt this statement on January 1, 2007. The impact of adopting this statement is expected to be immaterial to the Company's consolidated financial statements.

In April 2006, the FASB issued FSP FIN 46R-6 "Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)" ("FSP"). The FSP addresses certain major implementation issues related to FIN 46R, specifically how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The FSP is effective as of the beginning of the first day of the first reporting period beginning after September 15, 2006. The Company plans to adopt this Statement on January 1, 2007. The impact of adopting this statement is expected to be immaterial to the Company's consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is an interpretation of SFAS109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this interpretation on January 1, 2007. The Company has not completed its analysis, and the materiality of the adoption on the Company's consolidated financial statement is not known at this time.

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" ("Statement 157"). The statement provides guidance for using fair value to measure assets and liabilities. The statement provides guidance to companies about the extent of which to measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company plans to adopt this statement on January 1, 2008. The impact of adopting Statement 157 is expected to be immaterial to the Company's consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (the "SAB"). The SAB addresses diversity in how companies consider and resolve the quantitative effect of financial statement misstatements. The SAB is effective as of the beginning of the first day of the first reporting period beginning after November 15, 2006. The Company plans to adopt this SAB on January 1, 2007. The impact of adopting this SAB is expected to be immaterial to the Company's consoliated financial statements.

In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Satement No. 115," ("Statement 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The standard's objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company plans to adopt this statement on January 1, 2008. The impact of adopting Statement 159 is expected to be immaterial to the Company's consolidated financial statements.

B. Investments in Securities

Investments in securities at December 31, 2005 and 2006 consisted of the following:

                                      2005(a)                2006
                              ---------------------  ---------------------
                                 Cost      Market       Cost      Market
                                           Value                  Value
                              ---------- ----------  ---------- ----------
                                             (In thousands)
Trading securities:
U.S. Government obligations   $ 185,392  $ 187,606   $ 161,578  $ 164,532
Corporate bonds                  23,638     22,741      57,786     59,522
Common stocks                    79,982     86,068      98,383    106,175
Mutual funds                     40,964     41,530      72,695     71,413
Preferred stocks                  1,716      1,911       3,511      3,605
Other investments                   480        315         526        383
                              ---------- ----------  ---------- ----------
Total trading securities        332,172    340,171     394,479    405,630
                              ---------- ----------  ---------- ----------

Available for sale securities:
Common stocks                    20,028     21,435      21,979     29,081
Mutual funds                     59,125     59,798      60,422     72,884
                              ---------- ----------  ---------- ----------
Total available for sale
 securities                      79,153     81,233      82,401    101,965
                              ---------- ----------  ---------- ----------

Total investments in
 securities                   $ 411,325  $ 421,404   $ 476,880  $ 507,595
                              ========== ==========  ========== ==========

(a) Restated as described in Note A in Item 8 of this report on Form 10-K.

At December 31, 2005 and 2006, there were four holdings and one holding in loss positions, respectively, which were not deemed to be other than temporarily impaired due to the length of time that they have been in a loss position. An unrealized holding gain, net of management fees and taxes, of $0.6 million in 2005 and an unrealized holding gain, net of management fees and taxes, of $9.8 million in 2006 has been included in stockholders' equity. Proceeds from sales of investments available for sale were approximately $0.6 million, $2.1 million and $2.8 million for the years ended December 31, 2004, 2005 and 2006, respectively. Realized gains on the sale of investments available for sale amounted to $0.1 million, $0.5 million and $0.6 million for the years ended December 31, 2004, 2005 and 2006, respectively. There were no realized losses in 2004, 2005 and 2006.

For the years ended December 31, 2005 and 2006, there were $3.3 million and $0.1 million, respectively, in losses on available for sale securities deemed to be other than temporary, which were recorded in the consolidated statements of income. There were no losses recorded for the year ended December 31, 2004.

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments in Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities and with maturities of three months or less at time of purchase are classified as cash and cash equivalents. A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities. Trading securities are stated at fair value, with any unrealized gains or losses, net of deferred taxes, reported in current period earnings. Available for sale ("AFS") investments are stated at fair value, with any unrealized gains or losses, net of management fee and deferred taxes, reported as a component of stockholders' equity except for losses deemed to be other than temporary which are recorded as realized losses in the consolidated statements of income.

C.  Investments in Partnerships and Affiliates

Beginning January 1, 2006, the provisions of FIN 46R and EITF 04-5 require consolidation of the majority of our investment partnerships and offshore funds managed by our subsidiaries into our consolidated financial statements. However, since we amended the agreements of certain investment partnerships and an offshore fund on March 31, 2006, FIN46R and EITF 04-5 only required us to consolidate these entities on our consolidated statements of income and consolidated statements of cash flows for the first quarter 2006. We were not required to consolidate these entities on our consolidated statements of financial condition at March 31, 2006. In addition, these partnerships and offshore funds, for which the agreements were amended, are not required to be consolidated within our consolidated statement of income and consolidated statements of cash flows or on our consolidated statements of financial condition in the second quarter or future periods as long as GBL continued to not maintain direct or indirect control over the investment partnerships and offshore funds. For the year ended December 31, 2006, the consolidation of these entities for the first quarter 2006 had no effect on net income but does affect the classification of income between operating and other income.

We also serve as the investment manager or co-investment manager for several offshore funds and the general partner for one partnership, which are classified as VIEs. These offshore funds seek to earn absolute returns for investors and are primarily focused within our event-driven long/short equity and sector-focused strategies. The partnership seeks to generate absolute returns by investing in, and optimizing, a portfolio of several investment partnerships managed and advised by us. Our involvement with one of these offshore funds began in 1994 but the majority of the offshore funds were launched between 1999 and 2002. The partnership began in 2005.

The total net assets of the six offshore funds and one partnership, which are classified as VIEs, were approximately $56.5 million on December 31, 2006, and the total net assets of the five offshore funds and one partnership on December 31, 2005 were approximately $40.0 million. On December 31, 2006, we were not the primary beneficiary or a holder of a significant variable interest in six of the seven VIEs therefore these are not consolidated in our consolidated financial statements. In the other instance, an unconsolidated related party held an interest in an offshore fund which, when combined with the Company's cash flows from the incentive fee allocation and the management fee as co-investment manager results in the Company being considered the primary beneficiary of such entity. This offshore fund is a global event-driven long/short equity fund with total assets of $10,078,000 and $9,246,000 and total liabilities of $979,000 and $872,000 at December 31, 2005 and 2006, respectively. This fund was not consolidated as of and for the year ended December 31, 2005 but has been consolidated as of and for the year ended December 31, 2006. As co-investment manager of this fund, we earned approximately $73,000, $100,000 and $62,000 in management and incentive fees in 2004, 2005 and 2006, respectively.

Our maximum exposure to loss as a result of our involvement with the six offshore funds classified as VIEs is limited to our investment in the respective VIEs which was only the case for one of these funds. On December 31, 2005 and 2006, we had an investment in this offshore fund of approximately $187,000 and $196,000, respectively. Our maximum exposure to loss as a result of our involvement with the partnership classified as a VIE includes our investment as well as being contingently liable for all of the partnership's liabilities in our capacity as general partner. On December 31, 2005 and 2006, we did not have an investment in this partnership.

We also consolidated five other investment partnerships and one other offshore fund in which we have a direct or indirect controlling financial interest as of and for the year ended December 31, 2006. These entities have been consolidated within our consolidated financial statements for the year ended December 31, 2006 and will continue to be consolidated in future periods as long as we continue to maintain a direct or indirect controlling financial interest. In addition to minor FIN 46R and EITF 04-5 adjustments to the consolidated statements of income and consolidated statements of cash flows for the year ended December 31, 2006 related to these entities, the consolidation of these entities also resulted in minor adjustments to our consolidated statements of financial condition at December 31, 2006. The consolidation of these entities on the consolidated statements of financial condition has increased assets by $17.5 million, liabilities by $3.2 million and minority interest by $14.3 million. Prior to consolidation of these entities, our investments in these entities were reflected within investments in partnerships and affiliates on the consolidated statements of financial condition and accounted for under the equity method.

For the year ended December 31, 2006, the consolidation of these entities had no impact on net income but did result in (a) the elimination of revenues and expenses which are now intercompany transactions; (b) the recording of all the partnerships' operating expenses of these entities including those pertaining to third-party interests; (c) the recording of all other income of these entities including those pertaining to third-party interests; (d) recording of income tax expense of these entities including those pertaining to third party interests and (e) the recording of minority interest which offsets the net amount of any of the partnerships' revenues, operating expenses, other income and income taxes recorded in these respective line items which pertain to third-party interest in these entities. While this had no impact on net income, the consolidation of these entities does affect the classification of income between operating and other income.

We are general partner or co-general partner of various limited partnerships and the Investment Manager of various offshore funds whose underlying assets consist primarily of marketable securities. As general partner or co-general partner, we are contingently liable for all of the partnerships' liabilities. As described above, some of these partnerships and offshore funds are consolidated and others are not. Summary financial information from partnerships that are not consolidated at December 31, 2005 and 2006 and for the years then ended, is as follows (in thousands):

                                                 2005           2006
                                               ---------      ---------
         Total assets..................        $ 250,129      $ 261,437
         Total liabilities.............           48,164          3,637
         Equity........................          201,965        257,800

For the year ended December 31, 2006, the net earnings and Company's carrying value for the above partnerships that are not consolidated were $25,548,000 and $12,862,000, respectively. For 2005, the net earnings and Company's carrying value for all the above partnerships were $13,804,000 and $24,642,000, respectively.

For the year ended December 31, 2006, the income from our investments in the above partnerships that are not consolidated was $849,000. For the years ended December 31, 2004 and 2005, the income from our investments for all of the partnerships was approximately $1,217,000 and $747,000.

As general partner or co-general partner of various limited partnerships, we receive a management fee based on a percentage of each partnership's net assets and a 20% incentive allocation based on economic profits. For the year ended December 31, 2006 for the partnerships that were not consolidated, we earned management fees and incentive fees of $1,606,000 and $2,373,000, respectively. For the years ended December 31, 2004 and 2005 for all of the partnerships, we earned management fees of approximately $2,029,000 and $1,865,000, respectively and earned incentive allocations of $830,000 and $1,585,000, respectively.

We also serve as investment manager or co-investment manager for various affiliated offshore funds whose underlying assets consist primarily of marketable securities. As the investment manager or co-investment manager, we earn a management fee based on a percentage of net assets and are entitled to a 20% incentive based on the absolute gain in the portfolio. For the year ended December 31, 2006 for the offshore funds that are not consolidated, we earned management fees of $1,850,000 and recorded incentive fees of $3,656,000. For the years ended December 31, 2004 and 2005 for all of the offshore funds, we earned management fees of $2,448,000 and $2,306,000, respectively and recorded incentive fees of $1,423,000 and $3,013,000, respectively. At December 31, 2006 for the offshore funds that are not consolidated, we had investments in these affiliated offshore funds aggregating $29,008,000 and earned income of $3,292,000. At December 31, 2005 for all of the offshore funds, we had investments in these affiliated offshore funds aggregating $27,790,000 and earned $643,000 and $2,083,000 from these investments in 2004 and 2005, respectively.

At December 31, 2005 and 2006, we had various interests in unaffiliated limited partnerships, offshore funds and other investments aggregating approximately $22,408,000 and $21,098,000, respectively. For the years ended December 31, 2004, 2005 and 2006, we recorded net gains related to these investments of approximately $1,000,000, $1,183,000, and $2,078,000, respectively.

D.  Income Taxes

We account for income taxes under the liability method prescribed by SFAS 109. Under SFAS 109, deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes.

GBL and our greater than 80% owned subsidiaries file a consolidated federal income tax return. Advisers, our less than 80% owned subsidiary files a separate federal income tax return. Accordingly, the income tax provision represents the aggregate of the amounts provided for all companies.

The provision for (benefit from) income taxes for the years ended December 31, 2004, 2005 and 2006 consisted of the following:

                        2004 (a)       2005 (a)        2006
                      ------------  --------------  ------------
                                    (In thousands)
Federal:
   Current             $   31,799    $     31,773    $   50,911
   Deferred                (1,198)          1,183        (6,502)
State and local:
   Current                  6,088           5,547         5,496
   Deferred                  (571)            (95)         (627)
                      ------------  --------------  ------------
                       $   36,118    $     38,408    $   49,278
                      ============  ==============  ============

(a) Restated as described in note A of item 8 of this report on Form 10-K.

Our effective tax rate for each of the years ended December 31, 2004, 2005 and 2006 was 36.4%, 37.5% and 38.2%, respectively. A reconciliation of the Federal statutory income tax rate to the effective tax rate is set forth below:

                                                 2004        2005        2006
                                             ----------- ----------- -----------
Statutory Federal income tax rate                  35.0%       35.0%       35.0%
State income tax, net of Federal benefit            3.6         3.5         2.4
Other                                              (2.2)       (1.0)        0.8
                                             ----------- ----------- -----------
Effective income tax rate                          36.4%       37.5%       38.2%

Significant components of our deferred tax assets and liabilities were as follows:
                                                 2005 (a)        2006
                                               ------------  -------------
Deferred tax assets:                                 (in thousands)
   Stock option expense                         $     (650)   $      (622)
   Deferred compensation                            (3,362)        (3,602)
   Accrued bonus                                         -         (1,575)
   Reserve for settlement                                -         (4,500)
   Other                                              (482)          (495)
                                               ------------  -------------
   Total deferred tax assets                        (4,494)       (10,794)
                                               ------------  -------------
Deferred tax liabilities:
   Investments in securities available for sale         64          6,207
   Investments in securities and partnerships        5,733          4,551
   Other                                               396            399
                                               ------------  -------------
   Total deferred tax liabilities                    6,193         11,157
                                               ------------  -------------

Net deferred tax liabilities                    $    1,699    $       363
                                               ============  =============

(a) Restated as described in note A of item 8 of this report on Form 10-K.

E. Debt

Debt consists of the following:

                                            2005          2006
                                         ------------  ------------
5.5% Senior notes                         $  100,000    $  100,000
6% Convertible note (a)                       50,000        49,504
5.22% Senior notes                            82,308        82,308
                                         ------------  ------------
Total                                     $  232,308    $  231,812
                                         ============  ============

(a) Convertible note was 5% with a conversion price of $52 per share for December 31, 2005. Conversion price at December 31, 2006 is $53 per share.

5.5% Senior notes

On May 15, 2003, we issued 10-year, $100 million senior notes. The senior notes, due May 15, 2013, pay interest semi-annually at 5.5%.

6% Convertible note

On August 13, 2001, we issued a 10-year, $100 million convertible note to Cascade Investment LLC ("Cascade"). The convertible note, due August 14, 2011, paid interest semi-annually at 6.5% for the first year and 6% thereafter and was convertible into our class A common stock at $53 per share. In August 2003, the interest rate on the note was lowered to 5% and the conversion price was lowered by $1 per share to $52 per share. On April 1, 2005 we repurchased $50 million, plus accrued interest. In June 2006, GBL and Cascade agreed to amend the terms of the note. Effective September 15, 2006, the rate on the note increased from 5% to 6% while the conversion price was raised to $53 per share from $52 per share. In addition, the exercise date of Cascade's put option was extended to May 15, 2007, the expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving GBL the right to redeem the note at 101% of its principal amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions. The evaluation of the change in the terms of the note under EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," and EITF 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," resulted in a debt discount of $632,500, which will be amortized over the remaining life of the debt. For the year ended December 31, 2006, we amortized $137,000 of the debt discount.

If this note were converted, Cascade would own approximately 11% of our aggregate outstanding class A common stock as of December 31, 2006. GBL is required to reserve and keep available free from pre-emptive rights, shares of common stock out of its authorized stock for purpose of conversion of the note.

On August 9, 2002, the Board of Directors authorized GBL to establish a collateral account consisting of cash or securities totaling $103 million, lowered to $102.5 million in August 2003, lowered again to $51.3 million in April 2005, to secure a $51.3 million letter of credit in favor of Cascade. We have paid $282,000 in 2004, $148,000 in 2005, $128,000 in 2006 and expect to pay fees of approximately $53,000 in 2007 for the $51.3 million letter of credit which will expire on May 22, 2007. At that time, the collateral account will be closed and any cash or securities held will be available for general corporate use.

Company Obligations under Mandatory Convertible Securities

On February 6, 2002, we completed our public offering of 3.6 million mandatory convertible securities. The securities were listed on the NYSE under the symbol "GBL.I" until February 2005. These securities initially consisted of (a) a purchase contract under which the holder purchased shares of our class A common stock on February 17, 2005 and (b) senior notes due February 17, 2007. In connection with the offering, we received $90,000,000 before underwriting and other expenses of approximately $3,100,000. For accounting purposes, the net present value of the purchase contract adjustments and their related offering costs, totaling $4.6 million, have been recorded as a reduction to additional paid in capital. Costs incurred in connection with the issuance of the senior notes have been capitalized as deferred financing costs and will be amortized as an adjustment to interest expense over the term of the notes. During 2004, 2005 and 2006, approximately $95,000, $97,000 and $91,000, respectively, have been amortized to interest expense.

The notes pay interest quarterly at a rate of 5.22% per year, which rate was reset on November 17, 2004. Each purchase contract obligated its holder to purchase, on February 17, 2005, newly issued shares of our class A common stock. During December 2004, a holder of 469,600 purchase contracts purchased 252,456 shares of our class A common stock through early settlement. In February 2005, the remaining holders of the 2,822,700 purchase contracts purchased 1,517,483 shares of our class A common stock for $70,569,000.

In May 2002, the Board of Directors approved the repurchase of up to 200,000 shares of the mandatory convertible securities from time to time in the open market. On August 9, 2002, the Board of Directors increased the number of shares authorized to be repurchased by an additional 200,000 and in May 2004, the Board of Directors increased the number of shares authorized to be repurchased by an additional 200,000. In August 2004, the Board of Directors changed the authorization to $25 million. Through December 31, 2004, we repurchased 307,700 shares at an average price of $22.54 per share and an aggregate cost of $6.9 million. In 2004, a gain of approximately $34,000, attributable to the extinguishment of the debt component of each mandatory convertible security repurchased, was included in net gain from investments. There were no repurchases during 2005 and 2006. Refer also to Note P.

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

Voting Rights

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

A summary of the stock option activity for the years ended December 31, 2005 and 2006 is as follows:

                                                     Weighted Average
                                        Shares       Exercise Price
                                     --------------  ----------------

Outstanding, December 31, 2004             799,325       $27.34
Granted                                     20,000       $44.90
Forfeited                                  (21,500)      $28.95
Tendered                                  (522,000)      $26.68
Exercised                                  (49,500)      $26.77
                                     --------------
Outstanding, December 31, 2005             226,325       $30.38
Granted                                     10,000       $39.55
Forfeited                                  (10,000)      $44.90
Exercised                                  (33,250)      $20.75
                                     --------------
Outstanding, December 31, 2006             193,075       $31.77
                                     ==============

Shares available for future issuance
  at December 31, 2006                   1,244,775
                                     ==============

At December 31, 2005 and 2006, there were exercisable outstanding stock options of 206,325 and 173,075 respectively. The weighted average exercise price of the exercisable outstanding stock options at December 31, 2005 and 2006 was $28.98 per share and $30.56 per share, respectively.



The table below represents for various prices, the weighted average characteristics of outstanding employee stock options at December 31, 2006.

                                                          Exercise Price
                          Weighted average    Options        of options
 Exercise      Options        remaining       currently      currently
   Price     Outstanding   contractual life  exercisable     exercisable
----------- ------------- ----------------- ------------- ----------------
    $16.00         6,000        3.08               6,000           $16.00
    $16.28        10,025        2.08              10,025           $16.28
    $28.95        74,800        6.17              74,800           $28.95
    $29.00        22,000        6.42              22,000           $29.00
    $31.62        20,250        4.08              20,250           $31.62
    $39.55        10,000        9.33                   -              N/A
    $39.65        40,000        7.42              40,000           $39.65
    $44.90        10,000        8.83                   -              N/A

The weighted average estimated fair value of the options granted at their grant date using the Black-Scholes option-pricing model was as follows:

                                  2004        2005        2006
                               ----------- ----------- -----------
Weighted average fair value of
   options granted:             $   13.04   $   11.99  $    11.64

Assumptions made:
   Expected volatility              33%         23%        23%
   Risk free interest rate         2.50%       3.50%      4.89%
   Expected life                 5 years     5 years     5 years
   Dividend yield                  0.20%       0.27%      0.30%

The expected volatility reflects the volatility of GBL stock over a period of approximately four years, prior to each respective grant date, based on month-end prices. The expected life reflected an estimate of the length of time the employees are expected to hold the options, including the vesting period, and is based, in part, on actual experience with other grants. The dividend yield for the May 11, 2004 grant reflected the assumption that we would continue our current policy of a $0.02 per share quarterly dividend. The dividend yield for the November 11, 2005 grant and May 8, 2006 grant reflected the assumption of an increase to $0.03 per share quarterly dividend. The weighted average remaining contractual life of the outstanding options at December 31, 2006 was
6.23 years.

Prior to January 1, 2003, we applied APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock option plan. Accordingly, no compensation expense was recognized where the exercise price equals or exceeds the market price of the underlying stock on the date of grant.

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 in accordance with the transition and disclosure provisions of SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure".

We adopted Statement 123 (R) on January 1, 2005. In light of our modified prospective adoption of the fair value recognition provisions of Statement 123
(R) for all grants of employee stock options, the adoption of Statement 123 (R) did not have a material impact on our consolidated financial statements. During June 2005, the Board of Directors authorized the accelerated vesting of all unvested stock options as of July 1, 2005. This resulted in the expensing of an additional $1.8 million in stock option expense during the second quarter of 2005. The total compensation costs related to non-vested awards not yet recognized is approximately $151,000 as of December 31, 2006. This will be recognized as expense in the following periods:

            2007           2008         2009         2010
            ----           ----         ----         ----
           $67,000       $62,000       $20,000       2,000

In August 2005, the Company commenced a tender offer to repurchase all outstanding options to purchase its class A common stock. The tender offer was completed in October 2005 and approximately 110 option holders elected to tender options to purchase an aggregate of approximately 522,000 shares of its class A common stock. These option holders received an aggregate of approximately $9.7 million in cash (less any withholding taxes). For 2006, we recognized a tax benefit from previously exercised stock options of $1.8 million. As a result of the completion of the tender offer, there was a reduction in fully diluted shares outstanding of approximately 130,000 shares.

If we had elected for 2001 and 2002 to account for our stock options under the fair value method of SFAS No. 123 "Accounting for Stock Based Compensation," our net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                 2004 (a)        2005 (a)            2006
                                              --------------  --------------  ---------------
Net income (in thousands):
  As reported................................. $      62,591   $      63,516    $      69,518
  Additional stock based compensation expense
   estimated using the fair value based method          (137)              -                -
  Related income tax benefits.................            51               -                -
                                               -------------   -------------   --------------
  Pro forma................................... $      62,505   $      63,516    $      69,518
                                               =============   =============   ==============

Net income per share - Basic
  As reported................................. $        2.11   $        2.13    $        2.44
  Pro forma................................... $        2.11   $        2.13    $        2.44

Net income per share - Diluted
  As reported................................. $        2.06   $        2.10    $        2.40
  Pro forma................................... $        2.06   $        2.10    $        2.40


(a) Restated as described in note A of item 8 of this report on Form 10-K.

Stock Repurchase Program

In 1999, the Board of Directors established the Stock Repurchase Program through which we have been authorized to purchase up to $9 million of our class A common stock. We completed the Stock Repurchase Program during the first quarter of 2001 and on March 2, 2001 the Board of Directors authorized the repurchase of an additional $3 million of our class A common stock. On September 17, 2001, the Board of Directors raised the amount authorized to repurchase shares to $10 million. In 2002, the Board of Directors raised the amount authorized by $5 million in July and an additional $10 million in December. In 2004, the Board of Directors raised the amount authorized by $12 million in May, an additional $25 million in August and by an additional 1 million shares in October. In addition, the Board of Directors also authorized $25 million to be used for an accelerated stock repurchase program as further discussed below. During 2005, the Board of Directors authorized additional repurchases of 500,000 shares each in August and November. During 2006, the Board of Directors authorized additional repurchases of 500,000 shares in March, and 400,000 shares in May and November. We also repurchased 300,000 shares of our class B common stock held by GGCP, our parent, which was converted to class A common stock in December 2002 at $28.20 per share and an aggregate cost of $8.46 million. The repurchase of these shares are not included in determining the total dollars available under the Stock Repurchase Program. In 2005 and 2006, we repurchased 861,000 and 1,335,032 shares at an average price of $43.22 per share and $40.88 per share, respectively. There remain 1,047,761 shares available under this program at December 31, 2006. Under the program, we have repurchased 4,669,658 shares at an average price of $39.45 per share and an aggregate cost of $184.2 million through December 31, 2006.

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

Dividends

During 2004, we paid dividends of $1.16 per share to class A and class B shareholders totaling $34,006,352. During 2005, we paid dividends of $0.69 per share to class A and class B shareholders totaling $20,121,556. During 2006, we paid dividends of $0.12 per share to class A and class B shareholders totaling $3,412,501.

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

G.  Capital Lease

We lease office space from an entity controlled by members of the Chairman's family. We have recorded a capital lease asset and liability for the fair value of the leased property. The lease provides that all operating expenses relating to the property (such as property taxes, utilities and maintenance) are to be paid by the lessee, GBL. Accumulated amortization on the leased property was approximately $1,994,000 and $2,241,000 at December 31, 2005 and 2006,
respectively.

Future minimum lease payments for this capitalized lease at December 31, 2006 are as follows:

                                                 (In thousands)
        2007....................................     $     856
        2008....................................           765
        2009....................................           765
        2010....................................           765
        2011....................................           765
        Thereafter..............................         1,020
                                                      --------
        Total minimum obligations...............         4,936
        Interest................................         2,136
                                                      --------
        Present value of net obligations........      $  2,800
                                                       =======

Lease payments under this agreement amounted to approximately $772,000, $802,000 and $834,000 for each of the years ended December 31, 2004, 2005 and 2006, respectively. The capital lease contains an escalation clause tied to the change in the Consumer Price Index which may cause the future minimum payments to exceed $765,000 annually. Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $222,000, of which approximately $95,000 is due from an affiliated entity. Total minimum obligations exclude the operating expenses to be borne by us, which are estimated to be approximately $740,000 per year.

H.  Commitments

We rent office space under leases which expire at various dates through January 2009. Future minimum lease commitments under these operating leases as of December 31, 2006 are as follows:

                                 (In thousands)
                           2007.........    $ 242
                           2008.........       35
                           2009.........        1
                                            -----
                                            $ 278

Equipment rentals and occupancy expense amounted to approximately $1,752,000, $2,662,000 and $2,722,000, respectively, for the years ended December 31, 2004, 2005 and 2006.

I.  Related Party Transactions

The following is a summary of certain related party transactions. Further details regarding these and other relationships appear in our Proxy Statement for our 2007 Annual Meeting of Shareholders.

As of December 5, 1997, GGCP entered into a master lease agreement with an entity controlled by members of Mr. Mario Gabelli's immediate family which expires on April 30, 2013. As of February 9, 1999, GGCP assigned all of its rights and obligations under the master lease to GBL. GBL leases space in the Building to a company for which Mr. Mario Gabelli ("Mr. Gabelli") serves as Chairman and is a significant stockholder.

GGCP, Inc. owns a majority of the outstanding shares of class B common stock of GAMCO Investors, Inc., which ownership represented approximately 95% of the combined voting power of the outstanding common stock and approximately 72% of the equity interest on December 31, 2006.

On May 31, 2006, we entered into an Exchange and Standstill Agreement with Frederick J. Mancheski, a significant shareholder, pursuant to which, among other things, he agreed to exchange his 2,071,635 shares of our class B common stock for an equal number of shares of our class A common stock. Certain shareholders of GGCP, including two of our officers and a director, who received shares of our class B common stock in a distribution from GGCP, also agreed to exchange their shares of our class B common stock for an equal number of shares of our class A common stock. Pursuant to a Registration Rights Agreement that we entered into with Mr. Mancheski, we filed a shelf registration statement that was declared effective by the SEC on September 1, 2006 for the sale by Mr. Mancheski and others, including certain of our officers, employees and a director, of up to 2,486,763 shares of our class A common stock.

Prior to its initial public offering in February 1999, GBL and GGCP entered into a Management Services Agreement, with a one-year term and renewable annually, under which GBL provides certain services for GGCP, including furnishing office space and equipment, providing insurance coverage, overseeing the administration of its business and providing personnel to perform certain administrative services. Pursuant to the Management Services Agreement, GGCP paid GBL $200,000, in each of 2004, 2005 and 2006 for services provided.

GBL has entered into agreements to provide advisory and administrative services to MJG Associates, Inc. with respect to the private investment funds managed by it. Pursuant to such agreement, MJG Associates, Inc. pays GBL for services provided.

Mr. Gabelli and GSI serve as co-general partners of Gabelli Associates Fund, L.P. ("GAF."), one of the investment partnerships consolidated for the period January 1, 2006 through March 31, 2006 under FIN46R and EITF 04-5. Mr. Gabelli receives relationship manager and portfolio manager compensation through an incentive fee allocation directly from GAF. Gabelli Securities International Limited ("Gabelli Securities International") was formed in 1994 to provide management and investment advisory services to offshore funds and accounts. Marc Gabelli, a son of Mr. Gabelli, owns 55% of Gabelli Securities International and GSI owns the remaining 45%.

In April 1999, Gabelli Global Partners, Ltd., an offshore investment fund that has been consolidated in 2006 under FIN46R and EITF 04-5 was incorporated. Gabelli Securities International and Gemini Capital Management, LLC ("Gemini"), an entity owned by Marc Gabelli, were engaged by the fund as investment advisors as of July 1, 1999. Gemini receives half of the management and incentive fees as co-investment advisor. In April 1999, GSI formed Gemini Global Partners, L.P., (formerly known as Gabelli Global Partners, L.P.), one of the investment partnerships consolidated for the period January 1, 2006 through March 31, 2006 under FIN46R and EITF 04-5 and an investment limited partnership for which GSI and Gemini are the general partners. Gemini receives half of the management fee and incentive allocation paid by the partnership to the general partners.

We serve as the investment advisor for the Funds and earn advisory fees based on predetermined percentages of the average net assets of the Funds. In addition, Gabelli & Company has entered into distribution agreements with each of the Funds. As principal distributor, Gabelli & Company incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a distribution fee from the Funds or reimbursement from the investment advisor. Gabelli & Company earns a majority of its commission revenue from transactions executed on behalf of clients of affiliated companies. Advisory and distribution fees receivable from the Funds were approximately $17,630,000 and $23,219,000 at December 31, 2005 and 2006, respectively. GBL earned approximately $1,555,000, $1,323,000 and $1,308,000 in 2004, 2005 and 2006, respectively, in advisory fee revenues and approximately $13,000, $15,000 and $20,000 in 2004, 2005 and 2006,
respectively, in distribution fees from these investments which are included in investment advisory and incentive fees and distribution fees and other income, respectively, on the consolidated statements of income.

We had an aggregate investment in the Funds of approximately $268,713,000 and $277,487,000 at December 31, 2005 and 2006, respectively, of which approximately $167,706,000 and $135,428,000 was invested in money market mutual funds, included in cash and cash equivalents, at December 31, 2005 and 2006, respectively. GBL earned approximately $3,194,000, $4,615,000 and $6,550,000 in 2004, 2005 and 2006, respectively, in interest income from our investment in our money market mutual fund.

Immediately preceding the Offering and in conjunction with the Reorganization, GBL and our Chairman entered into an Employment Agreement. Under the Employment Agreement, we will pay the Chairman 10% of our aggregate pre-tax profits while he is an executive of GBL and devoting the substantial majority of his working time to the business of GBL. The management fee was approximately $11,016,000, $11,356,000, and $12,771,000 for the years ended December 31, 2004, 2005 and
2006, respectively. The Chairman also earned portfolio management compensation and relationship manager fees of approximately $43,961,000, $44,186,000, and $45,434,000, respectively, for the years ended December 31, 2004, 2005 and 2006, which have been included in compensation costs, of which $2,454,000 and $4,210,000 was payable at December 31, 2005 and 2006, respectively. Refer also to Note C and G.

J.  Financial Requirements

As a registered broker-dealer, Gabelli & Company is subject to Uniform Net Capital Rule 15c3-1 (the "Rule") of the Securities and Exchange Commission. Gabelli & Company computes its net capital under the alternative method permitted by the Rule which requires minimum net capital of $250,000. We have consistently met or exceeded this requirement.

In connection with the registration of our subsidiary, GAMCO Asset Management
(UK) Limited with the Financial Services Authority, we are required to maintain a minimum Liquid Capital Requirement of (pound)267,000 ($523,000 at December 31,
2006), and an Own Funds Requirement of (euro)50,000 ($66,000 at December 31,
2006). We have consistently met or exceeded these requirements.

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

L.  Profit Sharing Plan and Incentive Savings Plan

We have a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all employees. Company contributions to the plans are determined annually by the Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. We accrued contributions of approximately $62,000, $32,000 and $67,000 to the plans for the years ended December 31, 2004, 2005 and 2006, respectively.

During 2005, the qualified contributory employee profit sharing plan was terminated and the proceeds were distributed to the plan participants. No contributions were made to the qualified contributory employee profit sharing plan for 2005.

M.  Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2006 and 2005 is presented below.


                                                                            2006 Quarter
                                                    -------------------------------------------------------------
(in thousands, except per share data)                    1st           2nd        3rd        4th      Full Year
                                                    -------------- ----------- ---------- --------- -------------
Revenues............................................ $     59,284  $   61,659  $  57,994  $ 82,526  $    261,463
Operating income....................................       18,034       8,936     18,220    26,971        72,161
Net income..........................................       18,700       8,641     16,884    25,293        69,518
Net income per share:...............................
   Basic............................................         0.64        0.30       0.60      0.90          2.44
   Diluted..........................................         0.63        0.30       0.59      0.88          2.40


                                                                            2005 Quarter
                                                    -------------------------------------------------------------
                                                       1st (a)       2nd (a)    3rd (a)    4th (a)  Full Year (a)
                                                    -------------- ----------- ---------- --------- -------------
Revenues............................................ $     60,313  $   59,818  $  60,706  $ 72,495  $    253,332
Operating income....................................       19,716      19,549     20,300    27,244        86,809
Net income..........................................       12,429      12,900     18,046    20,141        63,516
Net income per share:...............................
   Basic............................................         0.42        0.43       0.60      0.68          2.13
   Diluted..........................................         0.41        0.42       0.59      0.67          2.10

(a) Restated as described in note A of item 8 of this report on Form 10-K.

N. Goodwill

In accordance with SFAS 142, we assess the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant. There was no impairment charge recorded in 2006. During the first quarter of 2005, assets under management for our fixed income business decreased approximately 42% from the beginning of the year, triggering under our accounting policies the need to reassess goodwill for this 80% owned subsidiary. Using a present value cash flow method, we reassessed the recoverability of goodwill for this entity and determined that the value of the entity no longer justified the amount of goodwill. Accordingly, we recorded a charge of $1.1 million during the first quarter of 2005 for the impairment of goodwill that represented the entire amount of goodwill for this entity. At December 31, 2006, there remains $3.5 million of goodwill related to our 92% owned subsidiary, Gabelli Securities, Inc.

At November 30, 2005 and November 30, 2006, management conducted its annual assessments and assessed the recoverability of goodwill and other intangible assets and determined that there was no further impairment of the remaining goodwill on GBL's consolidated financial statements. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, it may result in an impairment charge for these assets to income.

O.  Other Matters

Since September 2003, GBL and certain of its subsidiaries have been cooperating with inquiries from the N.Y. Attorney General's office and the SEC by providing documents and testimony regarding certain mutual fund share trading practices. In June 2006, we began discussions with the SEC for a potential resolution of their inquiry. As a result of these discussions, GBL recorded a reserve against earnings of approximately $12 million in the second quarter of 2006. In February 2007, one of our advisory subsidiaries made an offer of settlement to the SEC for its consideration to resolve an ongoing inquiry. This offer of settlement is subject to agreement regarding the specific language of the SEC's administrative order and other settlement documents. As a result of these developments, we increased our reserves as of the fourth quarter of 2006 by $3 million, bringing the total reserves to approximately $15 million in 2006. Since these discussions are ongoing, we cannot determine at this time whether they will ultimately result in a settlement of this matter, whether our reserves will be sufficient to cover any payments by GBL related to such a settlement, or whether and to what extent insurance may cover such payments.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which provides accounting and disclosure requirements for certain guarantees. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We indemnify our clearing brokers for losses they may sustain from the customer accounts introduced by our broker-dealer subsidiaries. In accordance with NYSE rules, customer balances are typically collateralized by customer securities or supported by other recourse provisions. In addition, we further limit margin balances to a maximum of 25% versus 50% permitted under Regulation T of the Federal Reserve Board and exchange regulations. At December 31, 2006 and 2005, the total amount of customer balances subject to indemnification (i.e. margin debits) was immaterial. The Company also has entered into arrangements with various other third parties which provide for indemnification against losses, costs, claims and liabilities arising from the performance of their obligations under our agreement, except for gross negligence or bad faith. The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote. Utilizing the methodology in FIN 45, our estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the financial statements.

P.  Subsequent Events

In January 2007, Gabelli & Company participated in an underwriting syndicate of the initial public offering of the Gabelli Global Deal Fund ("GDL"). GDL issued
18.75 million common shares and the issuance generated gross proceeds to GDL of $375 million, based on the initial offering price of $20 per share. GBL invested $25 million from its cash and cash equivalents in GDL. In March 2007, GDL issued
2.5 million additional common shares in conjunction with the exercise of the underwriters' overallotment option. The issuance of these shares generated gross proceeds to GDL of $50 million, based on the initial offering price of $20 per share. We anticipate incurring approximately $1.5 million of expenses in connection with this offering during first quarter 2007.

On February 7, 2007, the Board of Directors declared a regular quarterly dividend of $0.03 per share to all of its class A and class B shareholders, payable on March 28, 2007 to shareholders of record on March 15, 2007.

In February 2007, one of our advisory subsidiaries made an offer of settlement to the SEC for its consideration to resolve an ongoing inquiry. This offer of settlement is subject to agreement regarding the specific language of the SEC's administrative order and other settlement documents. As a result of these developments, we increased our reserves as of the fourth quarter of 2006 by $3 million bringing the total reserves to approximately $15 million for 2006.

In February 2007, the Company paid off the $82.3 million in 5.22% Senior Notes plus accrued interest from its cash and cash equivalents and investments. This debt was originally issued in connection with GBL's sale of mandatory convertible securities in February 2002 and was remarketed in November 2004.

In 2007, the Company has repurchased 33,000 shares at an average investment of $38.74 per share as of March 14, 2007. This brings the remaining authorization under the stock repurchase program to approximately 1,015,000 shares at March 14, 2007.

Subsequent to December 31, 2006, a client, of which we are its subadvisor, announced an agreement and plan of reorganization of certain of its open-ended mutual fund products to a New York based investment bank. The transaction is subject to shareholder approval and is expected to close in the second quarter of 2007.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and under the supervision of the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2006. In conducting the aforementioned evaluation and assessment, management identified two material weaknesses in internal control over financial reporting relating to (i) the reporting of individual assets and liabilities of certain proprietary investment accounts in accordance with U.S. generally accepted accounting principles and
(ii) the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles, as described below in Item 9A (b). These deficiencies were identified during the course of the 2006 audit. Accordingly, because of these material weaknesses, management concluded that the Company's disclosure controls and procedures were not effective, with respect to these items, as of December 31, 2006.

(b) Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Management, with the participation of the principal executive officer and under the supervision of the principal financial officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, as required by Rule 13a-15(c) of the Exchange Act. There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives. In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control-Integrated Framework.

A material weakness (within the meaning of the Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, of the Public Company Accounting Oversight Board (United States)) is a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the definition of "material weakness", the deficiencies described below indicate the existence of material weaknesses in the Company's design or operation of internal control over financial reporting. Based on that, management concluded that the following material weaknesses existed in the Company's internal control over financial reporting at December 31, 2006 and disclosed this to the Audit Committee and to the independent registered public accountants.

Management did not have adequate controls in place to ensure that there was no more than a remote likelihood that a material misstatement of the annual or interim financial statements would be prevented or detected as it relates to two items. First, there was a material weakness relating to the reporting of individual assets and liabilities of certain proprietary investment accounts in accordance with U.S. generally accepted accounting principles. In the consolidated statement of financial condition, the assets and liabilities (primarily short positions and margin) associated with these proprietary investments were reported on a net basis, rather than reported on a gross basis. Next, there was a material weakness relating to the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles. All required adjustments were made to the December 31, 2006 consolidated financial statements prior to issuance.

As a result of the first material weakness, the Company has restated its December 31, 2005 consolidated financial statements, included in Item 8 of this report on Form 10-K, to properly reflect these proprietary investments. This first material weakness also resulted in errors in the Company's interim consolidated financial statements for the periods ended March 31, 2006, June 30, 2006, and September 30, 2006, all of which will be restated on Forms 10-Q/A for these periods, which will be filed with the SEC as soon as practicable.

Based on its evaluation, management concluded that, as of December 31, 2006, the Company did not maintain effective internal control over financial reporting because of the effect of the material weaknesses described above.

The Company's independent registered public accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting. The report appears elsewhere herein.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to December 31, 2006, we have taken steps to strengthen our disclosure controls, procedures and internal controls over financial reporting. These steps were taken to strengthen our processes relating to the material weaknesses discussed above. Specifically, we have implemented or are in the process of implementing the following internal control improvements:

     o With regard to the first material weakness, we have implemented a new procedure to review the accounting treatment for all proprietary investments on a regular basis. We have also worked with the personnel in our operations and accounting areas who are responsible for the accounting for these proprietary investments to insure that appropriate procedures are in place to more closely monitor proprietary investments. Although these design changes have been implemented, management has not had the opportunity to evaluate the operating effectiveness of these revised controls.

     o With regard to the second material weakness, we are formalizing the process for identifying and evaluating non-routine and/or non-recurring transactions to ensure that the revised procedures will detect such transactions on a timely basis and ensure adequate evaluation for conformity with U.S. generally accepted accounting principles. This process is expected to be fully implemented in the first half of 2007.

ITEM 9B:  OTHER INFORMATION

None.

PART III
ITEM 10:          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors and Executive Officers of GBL and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive proxy statement for our 2007 Annual Meeting of Shareholders (the "Proxy Statement").

GBL has adopted a Code of Business Conduct that applies to all of our officers, directors, full-time and part-time employees and a Code of Conduct that sets forth additional requirements for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (together, the "Codes of Conduct"). The Codes of Conduct are posted on our website (www.gabelli.com) and available in print free of charge to anyone who requests a copy. Interested parties may address a written request for a printed copy of the Codes of Conduct to: Secretary, GAMCO Investors, Inc., One Corporate Center, Rye, New York 10580-1422. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Codes of Conduct by posting such information on our website.

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2006 Annual Meeting, GBL also submitted to the New York Stock Exchange ("NYSE") a certification by our Chief Executive Officer that he is not aware of any violations by GBL of the NYSE corporate governance listing standards as of the date of the certification.

ITEM 11:     EXECUTIVE COMPENSATION

Information from the Proxy Statement is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information from the Proxy Statement is incorporated herein by reference.

ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information from the Proxy Statement is incorporated herein by reference.

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

          (3)  List of Exhibits:

Exhibit
Number    Description of Exhibit
------    ----------------------

3.1  --   Restated Certificate of Incorporation of GAMCO Investors, Inc. (the
          "Company"). (Incorporated by reference to Exhibit 3.0 to the Company's Form 10-Q for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission on November 9, 2005).

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

4.2  --   Convertible Promissory Note, dated August 14, 2001, of the Company.
          (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K dated March 1, 2005 filed with the Securities and Exchange Commission on June 30, 2006).

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

10.2 -- Tax Indemnification Agreement between the Company and GFI. (Incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on February 10,
          1999).

10.3 -- GAMCO Investors, Inc. 1999 Stock Award and Incentive Plan. (Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on February 10,
          1999).

10.4 -- GAMCO Investors, Inc. 1999 Annual Performance Incentive Plan. (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on February 10,
          1999).

10.5 -- GAMCO Investors, Inc. 2002 Stock Award and Incentive Plan. (Incorporated by reference to Exhibit A to the Company's definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2002).

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

10.8 -- Note Purchase Agreement, dated as of August 10, 2001, by and among Cascade Investment LLC, a Washington limited liability company, GAMCO Investors, Inc., a New York corporation, Mario J. Gabelli, Gabelli Group Capital Partners, Inc., a New York corporation, and Rye Holdings, Inc., a New York corporation, and Rye Capital Partners, Inc., a Delaware corporation (Incorporated by reference to Exhibit 1.1 to the Company's Form 10-Q/A for the quarter ended September 30, 2001, filed with the Securities and Exchange Commission on November 16,
          2001), as amended by the Third Amendment, dated as of February 28, 2005 (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K dated March 1, 2005 filed with the Securities and Exchange Commission on March 2, 2005), as amended by the Fourth Amendment, dated as of June 30. 2006 (Incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated June 30, 2006 filed with the Securities and Exchange Commission on June 30, 2006).

10.9 -- Exchange and Standstill Agreement, dated May 31, 2006, between the Company and Frederick J. Mancheski (Incorporated by reference to
          Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2006 filed with the Security and Exchange Commission on August 8, 2006.)

10.10 -- Registration Rights Agreement, dated May 31, 2006. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2006 filed with Security and Exchange Commission on August 8, 2006).

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

32.1 -- Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -- Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
------------------

  (b)  Reports on Form 8-K:

We filed the following Current Reports on Form 8-K during the three months ended December 31, 2006.

     1. Current Report on Form 8-K, dated November 13, 2006 containing the press release disclosing our operating results for the third quarter ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on March 16, 2006.
                                       GAMCO INVESTORS, INC.

                                       By:  /s/ John C. Ferrara
                                            -------------------
                                       Name:    John C. Ferrara
                                       Title:   Interim Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints John
C. Ferrara and James E. McKee and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                                            Title                                       Date
         ---------                                            -----                                       ----

/s/    Mario J. Gabelli                        Chairman of the Board,                               March 16, 2007
-----------------------------------            Chief Executive Officer
        Mario J. Gabelli                       (Principal Executive Officer)
                                               and Director


/s/    John C. Ferrara                         Interim Chief Financial Officer                      March 16, 2007
-------------------------------                (Principal Financial Officer)
        John C. Ferrara                        and Director


/s/    Edwin L. Artzt                          Director                                             March 16, 2007
-----------------------------
        Edwin L. Artzt

/s/    Richard L. Bready                       Director                                             March 16, 2007
-----------------------------
        Richard L. Bready

/s/    John D. Gabelli                         Director                                             March 16, 2007
------------------------------
        John D. Gabelli

/s/    Eugene R. McGrath                       Director                                             March 16, 2007
-----------------------------
        Eugene R. McGrath

/s/    Robert S. Prather                       Director                                             March 16, 2007
-----------------------------
        Robert S. Prather

/s/    Karl Otto Pohl                          Director                                             March 16, 2007
------------------------------------
        Karl Otto Pohl

/s/    Vincent S. Tese                         Director                                             March 16, 2007
---------------------------------------
       Vincent S. Tese
