Form 10-Q/A
period 2006-03-31
GAMCO INVESTORS, INC. ET AL
filed 2007-04-16
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

                                (Amendment No. 3)

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

                                Explanatory Note

This Form 10-Q/A of GAMCO Investors, Inc. (the "Company") constitutes Amendment No. 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which was initially filed with the Securities and Exchange Commission on May 10, 2006 and amended on May 11, 2006. On November 9, 2006, Amendment No. 2 was filed to restate the Financial Statements and amend Management's Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosure about Market Risk) in Part I, Items 1 and 2, respectively, as a result of the Company changing its accounting method for recognizing incentive fee revenues on Investment Partnerships effective January 1, 2006. As further described in Note A to the Condensed Consolidated Financial Statements, the purpose of this filing is to restate the Financial Statements and amend Management's Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosure about Market Risk) in Part I, Items 1 and 2, respectively, relating to the reporting of individual assets and liabilities of certain proprietary investment accounts. In addition, certain reclassifications on the Condensed Consolidated Statements of Financial Condition and on the Condensed Consolidated Statements of Cash Flows have been made relating to the consolidation of certain investment partnerships and offshore funds in accordance with the provisions of FASB Interpretation No. 46R ("FIN 46R") and Emerging Issue Task Force 04-5 ("EITF 04-5") and relating to the voluntary change in accounting principle.

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

PART II.              OTHER INFORMATION
---------------------------------------

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 6.         Exhibits


SIGNATURES
----------

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (In thousands, except per share data)


                                             Three Months Ended
                                                  March 31,
                                       -------------------------------
                                           2005 (a)        2006 (a)
                                       --------------  ---------------
Revenues
  Investment advisory and incentive
   fees                                $       52,713  $       50,398
  Commission revenue                            2,465           3,451
  Distribution fees and other income            5,135           5,435
                                       --------------  ---------------
     Total revenues                            60,313          59,284
                                       --------------  ---------------
Expenses
  Compensation and related costs               25,622          25,277
  Management fee                                2,206           3,367
  Distribution costs                            6,213           5,215
  Other operating expenses                      6,556           7,391
                                       --------------  ---------------
     Total expenses                            40,597          41,250
                                       --------------  ---------------

Operating income                               19,716          18,034
                                       --------------  ---------------
Other income (expense)
  Net gain from investments                       595          23,125
  Interest and dividend income                  3,472           6,373
  Interest expense                             (3,929)         (3,875)
                                       --------------  ---------------
     Total other income, net                      138          25,623
                                       --------------  ---------------
Income before income taxes and minority
 interest                                      19,854          43,657
  Income tax provision                          7,445          16,371
  Minority interest                               (20)          8,586
                                       --------------  ---------------
    Net income                         $       12,429  $       18,700
                                       ==============  ===============

Net income per share:
  Basic                                $         0.42  $         0.64
                                       ==============  ===============

  Diluted                              $         0.41  $         0.63
                                       ==============  ===============

Weighted average shares outstanding:
  Basic                                        29,560          29,180
                                       ==============  ===============

  Diluted                                      31,684          30,185
                                       ==============  ===============


Dividends declared:
   Quarterly                           $         0.02  $         0.03
                                       ==============  ===============

(a) As restated for the change in accounting method as described in Note A in item 1 of this report on Form 10-Q/A which were previously reported on Form 10-Q/A (Amendment No. 2) filed with the Securities and Exchange Commission on November 9, 2006.

See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except per share data)

                                                            December 31,     March 31,       March 31,
                                                               2005 (a)        2005 (a)        2006 (a)
                                                           --------------  --------------  ---------------
ASSETS                                                                              (Unaudited)

Cash and cash equivalents, including restricted cash of
 $2,503, $51,811 and $739.                                 $      173,161  $      332,927  $      126,842
Investments in securities, including restricted securities
 of $52,219, $51,895 and $81,059.                                 421,404         293,455         412,031
Investments in partnerships and affiliates                         74,827          68,388          89,250
Receivable from brokers                                             9,827          27,639          77,731
Investment advisory fees receivable                                22,098          22,499          16,619
Other assets                                                       26,821          25,581          20,798
                                                           --------------  --------------  ---------------

     Total assets                                          $      728,138  $      770,489  $      743,271
                                                           ==============  ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers                                         $        3,937  $            -  $        3,406
Income taxes payable, including deferred taxes of $1,699,
 $708, and $4,129.                                                 10,097           7,782          14,539
Compensation payable                                               27,820          32,212          34,296
Capital lease obligation                                            2,992           3,127           2,943
Securities sold, not yet purchased                                  3,183           2,921           4,833
Accrued expenses and other liabilities                             17,579          18,990          20,590
                                                           --------------  --------------  ---------------

     Total operating liabilities                                   65,608          65,032          80,607
                                                           --------------  --------------  ---------------

5.5% Senior notes (due May 15, 2013)                              100,000         100,000         100,000
5% Convertible note (conversion price, $52.00 per share;
   note due August 14, 2011)                                       50,000         100,000          50,000
5.22% Senior notes (due February 17, 2007)                         82,308          82,308          82,308
                                                           --------------  --------------  ---------------

     Total liabilities                                            297,916         347,340         312,915

Minority interest                                                   6,147           6,135          19,997

Stockholders' equity
Class A Common Stock, $0.001 par value; 100,000,000
    shares authorized; 9,648,339, 9,612,314 and 9,658,339
    issued, respectively; 6,414,517, 7,192,992 and
    5,645,985 outstanding, respectively                                10              10              10
Class B Common Stock, $0.001 par value; 100,000,000
    shares authorized; 23,128,500, 23,128,500 and
    23,128,500 issued and outstanding, respectively                    23              23              23
Additional paid-in capital                                        226,353         232,540         226,640
Retained earnings                                                 329,036         280,085         346,939
Accumulated comprehensive gain                                        526           1,088           2,985
Treasury stock, at cost (3,233,822, 2,419,322 and 4,012,354
 shares, respectively)                                           (131,873)        (96,732)       (166,238)
                                                           --------------  --------------  ---------------
     Total stockholders' equity                                   424,075         417,014         410,359
                                                           --------------  --------------  ---------------

Total liabilities and stockholders' equity                 $      728,138  $      770,489  $      743,271
                                                           ==============  ==============  ===============

(a) As restated for (1) the change in accounting method which was previously reported on Form 10-Q/A (Amendment No. 2) filed with the Securities and Exchange Commission on November 9, 2006 as described in Note A in item 1 of this report on Form 10-Q/A, and (2) the reporting of individual assets and liabilities of certain proprietary investment accounts as described in Note A in item 1 of this report on Form 10-Q/A.

See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                        EQUITY AND COMPREHENSIVE INCOME
                                    UNAUDITED
                                 (In thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                           -------------------------------
                                                               2005 (a)        2006 (a)
                                                           --------------  ---------------
Stockholders' equity - beginning of period                 $      334,878  $      424,075
Cumulative effect of change in accounting principle                  (178)              -
                                                           --------------  ---------------
Beginning balance, as restated                                    334,700         424,075

Comprehensive income:
  Net income                                                       12,429          18,700
  Foreign currency translation adjustments                             50              74
  Net unrealized gain on securities available for sale              1,142           2,455
                                                           --------------  ---------------
Comprehensive income                                               13,621          21,229
                                                           --------------  ---------------

Dividends declared                                                   (735)           (867)
Stock option expense                                                  485               6
Proceeds from settlement of purchase contracts                     70,568               -
Exercise of stock options including tax benefit                       435             281
Purchase of treasury stock                                         (2,060)        (34,365)
                                                           --------------  ---------------
Stockholders' equity - end of period                       $      417,014  $      410,359
                                                           ==============  ===============

(a) As restated for the change in accounting method as described in Note A in item 1 of this report on Form 10-Q/A which were previously reported on Form 10-Q/A (Amendment No. 2) filed with the Securities and Exchange Commission on November 9, 2006.

See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                            Three Months Ended
                                                                                  March 31,
                                                                      -------------------------------
                                                                          2005 (a)        2006 (a)
                                                                      --------------  ---------------
Operating activities
Net income                                                            $       12,429  $       18,700
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
Equity in gains from partnerships and affiliates                              (2,110)         (2,864)
Depreciation and amortization                                                    234             224
Stock-based compensation expense                                                 485               6
Tax benefit from exercise of stock options                                       102              66
Foreign currency loss                                                            211               -
Other-than-temporary loss on available for sale securities                     3,179               -
Impairment of goodwill                                                         1,127               -
Minority interest in net income of consolidated subsidiaries                     (20)            240
Realized gains on sales of available for sale securities, net                      -            (442)
Realized gains on sales of investments in securities, net                     (1,239)         (6,585)
Change in unrealized value of investments in securities, net                  (2,455)         (1,018)
(Increase) decrease in operating assets:
   Purchases of trading investments in securities                           (400,400)       (287,602)
   Proceeds from sales of trading investments in securities                  407,615         321,529
   Investments in partnerships and affiliates                                 (6,557)         (1,225)
   Distributions from partnerships and affiliates                             29,619             848
   Investment advisory fees receivable                                         2,938           5,430
   Other receivables from affiliates                                           3,425           6,669
   Receivable from brokers                                                   (22,100)        (62,873)
   Other assets                                                               (2,290)           (884)
Increase (decrease) in operating liabilities:
   Payable to brokers                                                           (301)           (531)
   Income taxes payable                                                       (1,310)          2,884
   Compensation payable                                                        5,185           6,040
   Accrued expenses and other liabilities                                      1,221             215
Effects of consolidation of investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5:
   Realized gains on sales of investments in securities and securities
    sold short, net                                                                -         (11,917)
   Change in unrealized value of investments in securities and
    securities sold short, net                                                     -          (1,430)
   Equity in net gains from partnerships and affiliates                            -            (425)
   Purchases of trading investments in securities and securities sold
    short                                                                          -        (642,059)
   Proceeds from sales of trading investments in securities and
    securities sold short                                                          -         619,704
   Investments in partnerships and affiliates                                      -            (982)
   Distributions from partnerships and affiliates                                  -             380
   Increase in receivable from brokers                                             -         (12,469)
   Decrease in other assets                                                        -             354
   Increase in payable to brokers                                                  -           5,783
   Decrease in accrued expenses and other liabilities                              -          (9,786)
   Income related to investment partnerships and offshore funds
    consolidated under FIN 46R and EITF 04-5, net                                  -          14,430
                                                                      --------------  ---------------
Total adjustments                                                             16,559         (58,290)
                                                                      --------------  ---------------
Net cash provided by (used in) operating activities                           28,988         (39,590)
                                                                      --------------  ---------------

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                            Three Months Ended
                                                                                  March 31,
                                                                      -------------------------------
                                                                          2005 (a)        2006 (a)
                                                                      --------------  ---------------

Investing activities
Purchases of available for sale securities                                    (3,944)         (3,006)
Proceeds from sales of available for sale securities                               -           1,486
                                                                      --------------  ---------------
Net cash used in investing activities                                         (3,944)         (1,520)
                                                                      --------------  ---------------

Financing activities
Contributions related to investment partnerships and offshore funds
 consolidated under FIN 46R and EITF 04-5, net                                     -          28,190
Proceeds from exercise of stock options                                          333             215
Dividends paid                                                               (18,037)           (867)
Proceeds from the settlement of purchase contracts                            70,568               -
Purchase of treasury stock                                                    (2,060)        (34,365)
                                                                      --------------  ---------------
Net cash provided by (used in) financing activities                           50,804          (6,827)
                                                                      --------------  ---------------
Net increase (decrease) in cash and cash equivalents                          75,848         (47,937)
Net increase in cash from partnerships and offshore funds consolidated
 under FIN 46R and EITF 04-5                                                       -           1,550
Effect of exchange rates on cash and cash equivalents                            (17)             68
Cash and cash equivalents at beginning of period                             257,096         173,161
                                                                      --------------  ---------------
Cash and cash equivalents at end of period                            $      332,927  $      126,842
                                                                      ==============  ===============

(a) As restated for (1) the change in accounting method which was previously reported on Form 10-Q/A (Amendment No. 2) filed with the Securities and Exchange Commission on November 9, 2006 as described in Note A in item 1 of this report on Form 10-Q/A, and (2) the reporting of individual assets and liabilities of certain proprietary investment accounts as described in Note A in item 1 of this report on Form 10-Q/A.

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

     GAMCO inadvertently incorrectly applied the voluntary accounting change discussed in the preceding paragraph because it did not include changing the method of accounting for the investment partnerships. Therefore, GAMCO has changed its accounting method to recognize incentive fee revenues on investment partnerships at the end of the measurement period, effective January 1, 2006. The restatement effects of this correction of the application of this accounting change were previously reported in Form 10-Q/A (Amendment No. 2) filed with the Securities and Exchange Commission on November 9, 2006. Prior to that correction of the application of the voluntary accounting change, GAMCO recognized these revenues during each interim reporting period. Under this method, incentive fee revenues recognized in prior interim periods during the measurement period were subject to possible reversal in subsequent periods during the measurement period. Had this method not changed, we would have recorded approximately $1.3 million in incentive fee revenues on investment partnerships for the three month period ended March 31, 2006. The result of the restatement includes a reduction in net income of $0.6 million and a reduction in fully diluted EPS of $0.02 per share for the three month period ended March 31, 2006.

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

     Under SFAS No. 154 "Accounting Changes and Error Corrections," which GAMCO adopted on January 1, 2006, a voluntary change in accounting principle requires retrospective application to each period presented as if the different accounting principle had always been used and requires an adjustment at the beginning of the first period presented for the cumulative effect of the change to the new accounting principle. Whereas some investment partnerships have a fiscal year-end differing from GAMCO's fiscal year-end, there is an adjustment for the cumulative effect of a change to the accounting principle at January 1, 2005 and a change in full year 2005 revenues and net income from what was previously reported. Therefore, this change in accounting principle resulted in a reduction of revenues of approximately $1.2 million in the first quarter of 2005, approximately $23,000 in the second quarter of 2005, $5.5 million in the third quarter of 2005 and an increase in revenues of $7.7 million in the fourth quarter of 2005.

                                                Quarter Ended (a)
($ millions)             March 31, 2005     June 30, 2005      September 30, 2005      December 31, 2005
                         --------------------------------------------------------------------------------
Revenue Reported         $61.5              $59.8              $66.2                   $64.8
        Restated         $60.3              $59.8              $60.7                   $72.5
                         -----              -----              -----                   -----
        Change          ($1.2)              -                 ($5.5)                   $7.7

EPS     Reported         $0.42              $0.43              $0.64                   $0.61
        Restated         $0.41              $0.42              $0.59                   $0.67
                         -----              -----              -----                   -----
        Change          ($0.01)            ($0.01)            ($0.05)                  $0.06

     (a) Differences due to rounding.

     As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 (filed with the Securities and Exchange Commission on March 19, 2007), GAMCO is restating its financial statements included herein to properly report individual assets and liabilities relating to certain of GAMCO's proprietary investments. The assets and liabilities (primarily short positions and margin) associated with these investment accounts were previously reported on a net asset basis but should have been reported on a gross asset and liability basis. This change had no effect on net income or stockholders' equity. See Item 7 and Note A contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006 for further details. The impact of the change on our Condensed Consolidated Statements of Financial Condition for March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, respectively, is as follows:

($ millions)             3/31/2005   6/30/2005   9/30/2005   12/31/2005
                        ----------- ----------- ----------- ------------
Assets:
  Reported              $    768.7  $    709.9  $    733.4  $     720.9
  Restated                   770.5       712.0       738.2        728.1
                        ----------- ----------- ----------- ------------
  Change                       1.8         2.1         4.8          7.2

Operating Liabilities:
  Reported                    63.2        55.1        64.7         58.4
  Restated                    65.0        57.2        69.5         65.6
                        ----------- ----------- ----------- ------------
  Change                       1.8         2.1         4.8          7.2

Total Liabilities:
  Reported                   345.5       287.4       297.0        290.7
  Restated                   347.3       289.5       301.8        297.9
                        ----------- ----------- ----------- ------------
  Change                       1.8         2.1         4.8          7.2

Equity:
  Reported                   417.0       416.8       430.5        424.1
  Restated                   417.0       416.8       430.5        424.1
                        ----------- ----------- ----------- ------------
  Change                $        -  $        -  $        -  $         -


     The impact of the change on our Condensed Consolidated Statement of Financial Condition at March 31, 2006 is as follows:

                                 Operating      Total
($ millions)          Assets     Liabilities  Liabilities    Equity
                    ----------- ------------ ------------ ------------

  Reported          $    734.9  $      72.2  $     304.5  $     410.4
  Restated               743.3         80.6        312.9        410.4
                    ----------- ------------ ------------ ------------
  Change            $      8.4  $       8.4  $       8.4  $         -

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

     The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 ("Statement No. 133"), Accounting for Derivative Instruments and Hedging Activities, as amended. Statement No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. The Company uses swaps and treasury futures to manage its exposure to market and credit risks from changes in certain equity prices, interest rates, and volatility and does not hold or issue swaps and treasury futures for speculative or trading purposes. These swaps and treasury futures are not designated as hedges, and changes in fair values of these derivatives are recognized in earnings as gains (losses) on derivative contracts. The fair value of swaps and treasury shares are included in the investments in securities in the statements of financial condition, and gains and losses from the swaps and treasury shares are included in net gain from investments in the statement of income.

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

D. Earnings Per Share

     The computations of basic and diluted net income per share are as follows:

                                               Three Months Ended
                                                    March 31,
(in thousands, except per share amounts)       2005 (a)    2006 (a)
                                             ----------  -----------
Basic:
Net income                                   $   12,429  $   18,700
Average shares outstanding                       29,560      29,180
                                             ----------  -----------
Basic net income per share                   $     0.42  $     0.64
                                             ==========  ===========

Diluted:
Net income                                   $   12,429  $   18,700
Add interest expense on 5% convertible note,
net of management fee and taxes                     703         352
                                             ----------  -----------
Total                                        $   13,132  $   19,052
                                             ==========  ===========

Average shares outstanding                       29,560      29,180
Dilutive stock options                              201          43
Assumed conversion of 5% convertible note         1,923         962
                                             ----------  -----------
Total                                            31,684      30,185
                                             ==========  ===========
Diluted net income per share                 $     0.41  $     0.63
                                             ==========  ===========

(a) As restated for the change in accounting method as described in Note A in item 1 of this report.

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

Assets Under Management

     The company reported assets under management as follows:

Table I:
                                             Assets Under Management (in millions)
                                             ------------------------------------
                                                    March 31
                                             ----------------------       %
                                                2005        2006     Inc. (Dec.)
                                             ----------  ----------  ------------
Mutual Funds:
   Equities
     Open End                                $    7,808  $    8,176           4.7%
     Closed-End                                   4,602       5,284          14.8
     Fixed Income                                 1,154         807         (30.1)
                                             -----------------------
Total Mutual Funds                               13,564      14,267           5.2
                                             -----------------------
Institutional & High Net Worth Separate
 Accounts:
     Equities                                    13,364      12,639          (5.4)
     Fixed Income                                   266          59         (77.8)
                                             -----------------------
Total Institutional & High Net Worth Separate
 Accounts                                        13,630      12,698          (6.8)
                                             -----------------------
Investment Partnerships                             854         681         (20.3)
                                             -----------------------
Total Assets Under Management                $   28,048  $   27,646          (1.4)
                                             =======================

     Equities                                    26,628      26,780           0.6
     Fixed Income                                 1,420         866         (39.0)
                                             -----------------------
Total Assets Under Management                $   28,048  $   27,646          (1.4)
                                             =======================

Table II:                              Fund Flows - 1st Quarter 2006 (in millions)
                                       -------------------------------------------

                                                                            Market
                                        December 31,         Net        Appreciation /      March 31,
                                            2005         Cash Flows      (Depreciation)        2006
                                       --------------- ---------------  ---------------  ----------------
Mutual Funds:
     Equities                          $       12,963           ($220)  $          717   $        13,460
     Fixed Income                                 735              64                8               807
                                       --------------- ---------------  ---------------  ----------------
Total Mutual Funds                             13,698            (156)             725            14,267
                                       --------------- ---------------  ---------------  ----------------
Institutional & HNW Separate Accounts
     Equities                                  12,382            (595)             852            12,639
     Fixed Income                                  84             (26)               1                59
                                       --------------- ---------------  ---------------  ----------------
Total Institutional & HNW Separate
 Accounts                                      12,466            (621)             853            12,698
                                       --------------- ---------------  ---------------  ----------------

Investment Partnerships                           634              22               25               681
                                       --------------- ---------------  ---------------  ----------------
Total Assets Under Management          $       26,798          ($ 755)  $        1,603   $        27,646
                                       =============== ===============  ===============  ================


Table III:                                Assets Under Management (in millions)
                                   ----------------------------------------------------------
                                                                                                       %
                                                                                               Increase/(decrease)
                                      3/05        6/05        9/05        12/05       3/06      12/05     3/05
                                   ----------  ----------  ----------  ----------  ----------  --------  ---------
Mutual Funds
    Open end                       $    7,808  $    7,798  $    7,959  $    7,888  $    8,176       3.7%      4.7%
    Closed-end                          4,602       4,684       4,851       5,075       5,284       4.1      14.8
    Fixed income                        1,154         852         796         735         807       9.8     (30.1)
                                   ----------  ----------  ----------  ----------  ----------
Total Mutual Funds                     13,564      13,334      13,606      13,698      14,267       4.2       5.2
                                   ----------  ----------  ----------  ----------  ----------
Institutional & HNW Separate
 Accounts:
   Equities                            13,364      13,189      13,129      12,382      12,639       2.1      (5.4)
   Fixed Income                           266         269         158          84          59     (29.8)    (77.8)
                                   ----------  ----------  ----------  ----------  ----------
Total Institutional & HNW Separate
Accounts                               13,630      13,458      13,287      12,466      12,698       1.9      (6.8)
                                   ----------  ----------  ----------  ----------  ----------
Investment Partnerships                   854         831         745         634         681       7.4     (20.3)
                                   ----------  ----------  ----------  ----------  ----------
Total Assets Under Management      $   28,048  $   27,623  $   27,638  $   26,798  $   27,646       3.2      (1.4)
                                   ==========  ==========  ==========  ==========  ==========

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

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005

Consolidated Results - Three Months Ended March 31st:

                (Unaudited; in thousands, except per share data)

                                                2005 (a) 2006 (a)(b)    2006 (c)  2006 (d)(a)
                                             ----------  ----------  ----------  ------------
Revenues
  Investment advisory and incentive fees     $   52,713  $   51,361      ($ 963) $    50,398
  Commission revenue                              2,465       3,451           -        3,451
  Distribution fees and other income              5,135       5,435           -        5,435
                                             ----------  ----------  ----------  ------------
     Total revenues                              60,313      60,247        (963)      59,284
Expenses
  Compensation and related costs                 25,622      25,277           -       25,277
  Management fee                                  2,206       3,367           -        3,367
  Distribution costs                              6,213       5,215           -        5,215
  Other operating expenses                        6,556       7,202         189        7,391
                                             ----------  ----------  ----------  ------------
     Total expenses                              40,597      41,061         189       41,250
                                             ----------  ----------  ----------  ------------
Operating income                                 19,716      19,186      (1,152)      18,034
Other income (expense)
Net gain from investments                           595       9,353      13,772       23,125
Interest and dividend income                      3,472       5,048       1,325        6,373
Interest expense                                 (3,929)     (3,284)       (591)      (3,875)
                                             ----------  ----------  ----------  ------------
Total other income (expense), net                   138      11,117      14,506       25,623
                                             ----------  ----------  ----------  ------------
Income before taxes and minority interest        19,854      30,303      13,354       43,657
Income tax provision                              7,445      11,363       5,008       16,371
Minority interest                                   (20)        240       8,346        8,586
                                             ----------  ----------  ----------  ------------
Net income                                   $   12,429  $   18,700          $-  $    18,700
                                             ==========  ==========  ==========  ============

Net income per share:
   Basic                                     $     0.42  $     0.64          $-  $      0.64
                                             ==========  ==========  ==========  ============
   Diluted                                   $     0.41  $     0.63          $-  $      0.63
                                             ==========  ==========  ==========  ============

Reconciliation of Net income to Adjusted
 EBITDA:

Net income                                   $   12,429  $   18,700          $-  $    18,700
Interest Expense                                  3,929       3,284         591        3,875
Income tax provision and minority interest        7,425      11,603      13,354       24,957
Depreciation and amortization                       234         224           -          224
                                             ----------  ----------  ----------  ------------
Adjusted EBITDA(e)                           $   24,017  $   33,811     $13,945  $    47,756
                                             ----------  ----------  ----------  ------------

(a)  As restated for the change in accounting method as described in note A in item 1 of this report.
(b)  Financial results before adjustments of FIN 46R and EITF 04-5. (See note
     (b) below.)
(c) Adjustments relating to the adoption of FIN 46R and EITF 04-5. Beginning January 1, 2006, the provisions of FASB Interpretation No. 46R ("FIN 46R") and Emerging Issue Task Force 04-5 ("EITF 04-5") require consolidation of the majority of our investment partnerships and offshore funds managed by our subsidiaries into our consolidated financial statements. However, since we amended the agreements of certain investment partnerships and an offshore fund on March 31, 2006, FIN 46R and EITF 04-5 will only require us to consolidate these entities on our statement of income for the first quarter 2006, but will not require their consolidation on our statement of financial condition at March 31, 2006. In addition, these partnerships and offshore fund, for which the agreements were amended, are not required to be consolidated within our statement of income or on our statement of financial condition in future periods as long as we continue to not maintain a direct or indirect controlling financial interest. For the three months ended March 31, 2006, the consolidation of these entities had no impact on net income but does affect the classification of income between operating and other income. As a result, we have also provided our results before adjusting for FIN 46R and EITF 04-5 as we believe this basis is comparable to our reported results for the first quarter 2005. In addition, we believe these results will be more comparable to our results in future periods as long as we continue to not maintain a direct or indirect controlling financial interest.

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

Summary cash flow data is as follows:

                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
                                                    2005 (a)    2006 (a)
                                                  ----------  -----------
Cash flows (used in) provided by:                     (in thousands)
   Operating activities                           $   28,988  $  (39,590)
   Investing activities                               (3,944)     (1,520)
   Financing activities                               50,804      (6,827)
                                                  ----------  -----------
   Increase (decrease)                                75,848     (47,937)
   Net increase in cash from investment
    partnerships and offshore funds consolidated
    under FIN 46R and EITF 04-5                            -       1,550
   Effect of exchange rates on cash and cash
    equivalents                                          (17)         68
   Cash and cash equivalents at beginning of
    period                                           257,096     173,161
                                                  ----------  -----------
   Cash and cash equivalents at end of period     $  332,927  $  126,842
                                                  ==========  ===========

(a) As restated for (1) the change in accounting method which was previously reported on Form 10-Q/A (Amendment No. 2) filed with the Securities and Exchange Commission on November 9, 2006 as described in Note A in item 1 of this report on Form 10-Q/A, and (2) the reporting of individual assets and liabilities of certain proprietary investment accounts as described in Note A in item 1 of this report on Form 10-Q/A.

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

     At March 31, 2006, we had total cash and cash equivalents of $126.8 million, a decrease of $46.3 million from December 31, 2005. Gabelli has established a collateral account, consisting of cash and cash equivalents and investments in securities totaling $52.3 million, to secure a letter of credit issued in favor of the holder of the $50 million 5% convertible note. On April 1, 2005, the letter of credit was reduced to $51.3 million and extended to September 22, 2006, which coincides with the date of a put option the note holder may exercise. Additionally, the principal of the convertible note was reduced to $50 million and limitations on the issuance of additional debt were removed. Cash and cash equivalents and investments in securities held in the collateral account are restricted from other uses until the date of expiration and cash and cash equivalents and investments in securities held by investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5 are also restricted from use for general operating purposes. Total debt at March 31, 2006 was $232.3 million, consisting of the $50 million 5% convertible note, $100 million of 5.5% non-callable senior notes due May 15, 2013 and $82.3 million in 5.22% senior notes due February 17, 2007, issued pursuant to our mandatory convertible securities.

     For 2006, cash used in operating activities was $39.6 million principally resulting from $287.6 million in purchases of investments in securities, a $62.9 million increase in receivable from brokers, $1.2 million in purchases of investments in partnerships and affiliates and $38.4 million from the net effects of the FIN 46R and EITF 04-5 consolidation. This was partially offset by $18.7 million in net income, proceeds from sales of investments in securities of $321.5 million, $1.0 million in distributions from investments in partnerships and affiliates and an increase in minority interest payable of $0.2 million. Excluding the net effects of the consolidation of investment partnerships and offshore funds, our cash used in operating activities was $1.2 million.

     Cash used in investing activities, related to purchases and sales of available for sale securities, was $1.5 million in the first three months of 2006.

     Cash used in financing activities in the first three months of 2006 was $6.8 million. The decrease in cash principally resulted from net contributions of $28.2 million related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5. This was partially offset by $35.2 million in dividends paid and the repurchase of our class A common stock under the Stock Repurchase Program and by the $0.2 million received from the exercise of non-qualified stock options that further generated cash tax savings of $0.1 million. Excluding the net effects of the consolidation of investment partnerships and offshore funds, our net cash used in financing activities was $35.0 million.

     For 2005, cash provided by operating activities was $29.0 million principally resulting from proceeds from sales of investments in securities of $407.6 million, $29.6 million in distributions from investments in partnerships and affiliates and $12.4 million in net income partially offset by $400.4 million in purchases of investments in securities, a $22.1 million increase in receivable from brokers and $6.6 million in purchases of investments in partnerships and affiliates.

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

     With respect to our proprietary investment activities, included in investments in securities of $412.0 million at March 31, 2006 were investments in Treasury Bills and Notes of $195.1 million, in mutual funds, largely invested in equity products, of $107.7 million, a selection of common and preferred stocks totaling $85.6 million and other investments of approximately $23.6 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. Of the approximately $85.6 million invested in common and preferred stocks at March 31, 2006, $23.0 million is related to our investment in Westwood Holdings Group Inc. and $22.4 million is invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Investments in partnerships and affiliates totaled $89.3 million at March 31, 2006, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities. These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

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

Item 4. Controls and Procedures

     Management, with the participation of the Chief Executive Officer and under the supervision of the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2006. In conducting the aforementioned evaluation and assessment, management identified two material weaknesses in internal control over financial reporting relating to (i) the reporting of individual assets and liabilities of certain proprietary investment accounts in accordance with U.S. generally accepted accounting principles and
(ii) the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles, as further described Item 9A (b) of the Company's Form 10-K. These deficiencies were identified during the course of the 2006 audit. Accordingly, because of these material weaknesses, management concluded that the Company's disclosure controls and procedures were not effective, with respect to these items, as of December 31, 2006.

     As a result of the first material weakness, the Company restated its December 31, 2005 consolidated financial statements, included in Item 8 of the Company's Form 10-K, to properly reflect these proprietary investments. This first material weakness also resulted in errors in the Company's interim consolidated financial statements for the periods ended March 31, 2006, June 30, 2006, and September 30, 2006.

     Based upon the evaluation described above, management concluded that, as of March 31, 2006, the Company did not maintain effective internal control over financial reporting because of the effect of the material weaknesses described above.

     However, subsequent to December 31, 2006, we have taken steps to strengthen our disclosure controls, procedures and internal controls over financial reporting. These steps were taken to strengthen our processes relating to the material weaknesses discussed above. Specifically, we have implemented or are in the process of implementing the following internal control improvements:

     o With regard to the first material weakness, we have implemented a new procedure to review the accounting treatment for all proprietary investments on a regular basis. We have also worked with the personnel in our operations and accounting areas who are responsible for the accounting for these proprietary investments to ensure that appropriate procedures are in place to more closely monitor proprietary investments. Although these design changes have been implemented, management has not had the opportunity to evaluate the operating effectiveness of these revised controls.

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

Part II: Other Information

     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table provides information with respect to the shares of common stock we repurchased during the three months ended March 31, 2006:

                                                  (c) Total Number of (d) Maximum Number
                    (a) Total      (b) Average     Shares Repurchased  of Shares That May
                     Number of      Price Paid Per as Part of Publicly Yet Be Purchased
                     Shares         Share, net of  Announced Plans or  Under the Plans or
Period               Repurchased    Commissions    Programs            Programs
------------------------------------------------------------------------------------------
GBL

1/01/06 - 1/31/06           36,000  $       44.18              36,000           1,046,793
2/01/06 - 2/28/06          543,632  $       44.62             543,632             503,161
3/01/06 - 3/31/06          198,900  $       42.77             198,900             804,261
                    ---------------               --------------------
Totals                     778,532                            778,532
                    ===============               ====================


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


                                                GAMCO INVESTORS, INC.
                                        ----------------------------------------
                                                   (Registrant)


April 13, 2007                                /s/John C. Ferrara
--------------                          ----------------------------------------
    Date                                         John C. Ferrara
                                                 Interim Chief Financial Officer