Form 10-Q/A
period 2006-06-30
GAMCO INVESTORS, INC. ET AL
filed 2007-04-16
CIK 1060349

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

                                Explanatory Note

This Form 10-Q/A of GAMCO Investors, Inc. (the "Company") constitutes Amendment No. 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, which was initially filed with the Securities and Exchange Commission on August 8, 2006 and amended on November 9, 2006, to restate the Financial Statements and amend Management's Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosure about Market Risk) in Part I, Items 1 and 2, respectively, as a result of the Company changing its accounting method for recognizing incentive fee revenues on Investment Partnerships effective January 1, 2006. As further described in Note A to the Condensed Consolidated Financial Statements, the purpose of this filing is to restate the Financial Statements and amend Management's Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosure about Market Risk) in Part I, Items 1 and 2, respectively, relating to the reporting of individual assets and liabilities of certain proprietary investment accounts. In addition, certain reclassifications on the Condensed Consolidated Statements of Financial Condition and on the Condensed Consolidated Statements of Cash Flows have been made relating to the consolidation of certain investment partnerships and offshore funds in accordance with the provisions of FASB Interpretation No. 46R ("FIN 46R") and Emerging Issue Task Force 04-5 ("EITF 04-5") and relating to the voluntary change in accounting principle.

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

Item 4.          Submission of Matters to a Vote of Security Holders

Item 6.          Exhibits


SIGNATURES

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (In thousands, except per share data)

                                                     Three Months Ended         Six Months Ended
                                                          June 30,                  June 30,
                                                   ------------------------------------------------
                                                    2006 (a)     2005 (a)     2006 (a)     2005 (a)
                                                   ---------    ---------    ---------    ---------
Revenues
  Investment advisory and incentive fees           $  53,586    $  52,336    $ 103,984    $ 105,049
  Commission revenue                                   2,722        2,574        6,173        5,039
  Distribution fees and other income                   5,351        4,908       10,786       10,043
                                                   ---------    ---------    ---------    ---------
     Total revenues                                   61,659       59,818      120,943      120,131
Expenses
  Compensation and related costs                      26,021       26,919       51,298       52,541
  Management fee                                       1,760        2,313        5,127        4,519
  Distribution costs                                   5,329        4,535       10,544       10,748
  Other operating expenses                             7,713        6,502       15,104       13,058
  Reserve for settlement                              11,900           --       11,900           --
                                                   ---------    ---------    ---------    ---------
     Total expenses                                   52,723       40,269       93,973       80,866

Operating income                                       8,936       19,549       26,970       39,265
Other income (expense)
  Net gain from investments                            4,244          387       27,369          982
  Interest and dividend income                         6,111        4,157       12,484        7,629
  Interest expense                                    (3,394)      (3,275)      (7,269)      (7,204)
                                                   ---------    ---------    ---------    ---------
     Total other income, net                           6,961        1,269       32,584        1,407
                                                   ---------    ---------    ---------    ---------
Income before income taxes and minority interest      15,897       20,818       59,554       40,672
  Income tax provision                                 7,163        7,808       23,534       15,253
  Minority interest                                       93          110        8,679           90
                                                   ---------    ---------    ---------    ---------
    Net income                                     $   8,641    $  12,900    $  27,341    $  25,329
                                                   =========    =========    =========    =========

Net income per share:
  Basic                                            $    0.30    $    0.43    $    0.95    $    0.85
                                                   =========    =========    =========    =========

  Diluted                                          $    0.30    $    0.42    $    0.94    $    0.84
                                                   =========    =========    =========    =========

Weighted average shares outstanding:
  Basic                                               28,507       30,079       28,842       29,821
                                                   =========    =========    =========    =========

  Diluted                                             29,496       31,211       29,838       31,447
                                                   =========    =========    =========    =========


Dividends declared:                                $    0.03    $    0.02    $    0.06    $    0.04
                                                   =========    =========    =========    =========

(a) As restated for the change in accounting method as described in Note A in item 1 of this report on Form 10-Q/A which was previously reported on Form 10-Q/A (Amendment No. 1) filed with the Securities and Exchange Commission on November 9, 2006.

See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except per share data)

                                                                           December 31,       June 30,       June 30,
                                                                             2005 (a)         2006 (a)       2005 (a)
                                                                           ------------    ------------    ------------
ASSETS                                                                                              (Unaudited)

Cash and cash equivalents, including restricted cash of
     $2,503, $730 and $1,508                                               $    173,161    $    116,852    $    194,048
Investments in securities, including restricted securities of
     $52,219, $52,141 and $52,270                                               421,404         466,056         379,998
Investments in partnerships and affiliates                                       74,827          83,752          68,858
Receivable from brokers                                                           9,827          41,326          27,205
Investment advisory fees receivable                                              22,098          15,874          16,311
Other assets                                                                     26,821          16,426          25,591
                                                                           ------------    ------------    ------------

     Total assets                                                          $    728,138    $    740,286    $    712,011
                                                                           ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers                                                         $      3,937    $      9,228    $          1
Income taxes payable, including deferred taxes of $1,699, $4,323,
     and $296                                                                    10,097           1,913           2,740
Compensation payable                                                             27,820          36,082          30,371
Capital lease obligation                                                          2,992           2,891           3,084
Securities sold, not yet purchased                                                3,183           7,621           5,466
Accrued expenses and other liabilities                                           17,579          29,150          15,506
                                                                           ------------    ------------    ------------

     Total operating liabilities                                                 65,608          86,885          57,168
                                                                           ------------    ------------    ------------

5.5% Senior notes (due May 15, 2013)                                            100,000         100,000         100,000
5% Convertible note (conversion price, $52.00 per share;
   note due August 14, 2011)                                                     50,000          50,000          50,000
5.22% Senior notes (due February 17, 2007)                                       82,308          82,308          82,308
                                                                           ------------    ------------    ------------

     Total liabilities                                                          297,916         319,193         289,476

Minority interest                                                                 6,147          19,640           5,703

Stockholders' equity
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
    9,648,339, 12,010,812 and 9,621,064 issued, respectively; 6,414,517,
    7,509,058 and 6,820,642
    outstanding, respectively                                                        10              10              10
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
    23,128,500, 23,128,500 and 23,128,500
    issued, respectively; 23,128,500, 20,781,027 and 23,128,500
    outstanding, respectively                                                        23              23              23
Additional paid-in capital                                                      226,353         228,573         235,104
Retained earnings                                                               329,036         354,576         292,335
Accumulated comprehensive gain                                                      526           2,423           1,864
Treasury stock, at cost (3,233,822, 4,501,754 and 2,800,422
    shares, respectively)                                                      (131,873)       (184,152)       (112,504)
                                                                           ------------    ------------    ------------
     Total stockholders' equity                                                 424,075         401,453         416,832
                                                                           ------------    ------------    ------------

Total liabilities and stockholders' equity                                 $    728,138    $    740,286    $    712,011
                                                                           ============    ============    ============

(a) As restated for (1) the change in accounting method which was previously reported on Form 10-Q/A (Amendment No. 1) filed with the Securities and Exchange Commission on November 9, 2006 as described in Note A in item 1 of this report on Form 10-Q/A, and (2) the reporting of individual assets and liabilities of certain proprietary investment accounts as described in Note A in item 1 of this report on Form 10-Q/A.
See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                        EQUITY AND COMPREHENSIVE INCOME
                                    UNAUDITED
                                 (In thousands)

                                                                  Three Months Ended         Six Months Ended
                                                                       June 30,                  June 30,
                                                                ------------------------------------------------
                                                                 2006 (a)     2005 (a)     2006 (a)     2005 (a)
                                                                ---------    ---------    ---------    ---------

Stockholders' equity - beginning of period                      $ 410,359    $ 417,014    $ 424,075    $ 334,878
Cumulative effect of change in accounting principle                    --           --           --         (178)
                                                                ---------    ---------    ---------    ---------
Beginning balance, as restated                                    410,359      417,014      424,075      334,700

Comprehensive income:
  Net income                                                        8,641       12,900       27,341       25,329
  Foreign currency translation adjustments                           (128)         (16)         (53)          34
  Net unrealized (loss) gain on securities available for sale        (588)         741        1,867        1,883
                                                                ---------    ---------    ---------    ---------
Comprehensive income                                                7,925       13,625       29,155       27,246

Dividends declared                                                   (851)        (599)      (1,718)      (1,334)
Stock option expense                                                   14        2,275           20        2,760
Proceeds from settlement of purchase contracts                         --           --           --       70,567
Excess tax benefit for exercised stock options                      1,782           --        1,782           --
Exercise of stock options including tax benefit                       137          304          418          740
Capitalized costs                                                      --          (15)          --          (15)
Purchase of treasury stock                                        (17,913)     (15,772)     (52,279)     (17,832)
                                                                ---------    ---------    ---------    ---------
Stockholders' equity - end of period                            $ 401,453    $ 416,832    $ 401,453    $ 416,832
                                                                =========    =========    =========    =========

(a) As restated for the change in accounting method as described in Note A in item 1 of this report on Form 10-Q/A which was previously reported on Form 10-Q/A (Amendment No. 1) filed with the Securities and Exchange Commission on November 9, 2006.

See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                              Three Months Ended         Six Months Ended
                                                                                   June 30,                   June 30,
                                                                            ------------------------------------------------
                                                                             2006 (a)     2005 (a)     2006 (a)     2005 (a)
                                                                            ---------    ---------    ---------    ---------
Operating activities
Net income                                                                  $   8,641    $  12,900    $  27,341    $  25,329
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
Equity in gains from partnerships and affiliates                                 (474)        (593)      (3,338)      (2,703)
Depreciation and amortization                                                     220          237          444          471
Stock-based compensation expense                                                   14        2,275           20        2,760
Tax benefit from exercise of stock options                                         21           52           87          154
Foreign currency loss                                                              30           (9)          30          202
Other-than-temporary loss on available for sale securities                         56          122           56        3,301
Impairment of goodwill                                                             --           --           --        1,127
Minority interest in net income of consolidated subsidiaries                       55          110          295           90
Realized gains on sales of available for sale securities, net                      --           --         (442)          --
Realized gains on sales of investments in securities, net                      (3,389)        (381)      (9,974)      (1,620)
Change in unrealized value of investments in securities, net                   (2,318)      (1,175)      (3,336)      (3,630)
Excess tax benefit adjustment                                                   1,782           --        1,782           --
(Increase) decrease in operating assets:
   Purchases of investments in securities                                    (250,014)    (154,673)    (537,616)    (555,073)
   Proceeds from sales of investments in securities                           205,993       74,441      527,522      482,056
   Receivables from affiliates                                                  3,423         (744)      10,092        2,681
   Investments in partnerships and affiliates                                  (2,823)      (4,126)      (4,048)     (10,683)
   Distributions from partnerships and affiliates                               7,065        4,248        7,913       33,867
   Investment advisory fees receivable                                            696        6,188        6,126        9,126
   Receivable from brokers                                                     35,314          433      (27,559)     (21,667)
   Other assets                                                                   764          490         (120)      (1,800)
Increase (decrease) in operating liabilities:
   Payable to brokers                                                           3,975           --        3,444         (301)
   Income taxes payable                                                       (12,260)      (5,485)      (9,376)      (6,795)
   Compensation payable                                                         1,891       (1,975)       7,931        3,210
   Accrued expenses and other liabilities                                      10,363       (3,493)      10,578       (2,272)
Effects of consolidation of investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5:
   Realized gains on sales of investments in securities and securities
       sold short, net                                                           (163)          --      (12,080)          --
   Change in unrealized value of investments in securities and securities
       sold short, net                                                         (2,839)          --       (4,269)          --
   Purchases of investments in securities and securities sold short            (8,882)          --     (650,941)          --
   Proceeds from sales of investments in securities and securities
       sold short                                                               9,517           --      629,221           --
   Investments in partnerships and affiliates                                    (336)          --       (1,318)          --
   Equity in earnings of partnerships and affiliates                             (103)          --         (528)          --
   Distributions from partnerships and affiliates                                  --           --          380           --
   Investment advisory fees receivable                                             98           --           98           --
   Increase in receivable from brokers                                          1,042           --      (11,427)          --
   Decrease in other assets                                                       (21)          --          333           --
   Increase in payable to brokers                                               1,847           --        7,630           --
   Decrease in accrued expenses and other liabilities                          (1,892)          --      (11,678)          --
   Income related to investment partnerships and offshore funds
       consolidated under FIN 46R and EITF 04-5, net                              207           --       14,637           --
                                                                            ---------    ---------    ---------    ---------
Total adjustments                                                              (1,141)     (84,058)     (59,431)     (67,499)
                                                                            ---------    ---------    ---------    ---------
Net cash provided by (used in) operating activities                             7,500      (71,158)     (32,090)     (42,170)
                                                                            ---------    ---------    ---------    ---------

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                           Three Months Ended         Six Months Ended
                                                                                June 30,                  June 30,
                                                                         ------------------------------------------------
                                                                          2006 (a)     2005 (a)     2006 (a)     2005 (a)
                                                                         ---------    ---------    ---------    ---------
Investing activities
Purchases of available for sale securities                                    (247)      (1,016)      (3,253)      (4,960)
Proceeds from sales of available for sale securities                            --           --        1,486           --
                                                                         ---------    ---------    ---------    ---------
Net cash used in investing activities                                         (247)      (1,016)      (1,767)      (4,960)
                                                                         ---------    ---------    ---------    ---------

Financing activities
Dividend paid to minority stockholders of subsidiary                            --         (544)          --         (544)
Contributions related to investment partnerships and offshore funds
    consolidated under FIN 46R and EITF 04-5, net                            1,537           --       29,727           --
Proceeds from exercise of stock options                                        116          253          332          586
Repurchase of 5% convertible note                                               --      (50,000)          --      (50,000)
Dividends paid                                                                (851)        (599)      (1,718)     (18,636)
Proceeds from settlement of purchase contracts                                  --           (1)          --       70,567
Capitalized costs                                                               --          (15)          --          (15)
Purchase of treasury stock                                                 (17,913)     (15,772)     (52,279)     (17,832)
                                                                         ---------    ---------    ---------    ---------
Net cash used in financing activities                                      (17,111)     (66,678)     (23,938)     (15,874)
                                                                         ---------    ---------    ---------    ---------
Net decrease in cash and cash equivalents                                   (9,858)    (138,852)     (57,795)     (63,004)
Net increase in cash from partnerships and offshore funds consolidated
    under FIN 46R and EITF 04-5                                                 --           --        1,550           --
Effect of exchange rates on cash and cash equivalents                         (132)         (27)         (64)         (44)
                                                                         ---------    ---------    ---------    ---------
Cash and cash equivalents at beginning of period                           126,842      332,927      173,161      257,096
                                                                         ---------    ---------    ---------    ---------
Cash and cash equivalents at end of period                               $ 116,852    $ 194,048    $ 116,852    $ 194,048
                                                                         =========    =========    =========    =========

(a) As restated for (1) the change in accounting method which was previously reported on Form 10-Q/A (Amendment No. 1) filed with the Securities and Exchange Commission on November 9, 2006 as described in Note A in item 1 of this report on Form 10-Q/A, and (2) the reporting of individual assets and liabilities of certain proprietary investment accounts as described in Note A in item 1 of this report on Form 10-Q/A.

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

         GAMCO inadvertently incorrectly applied the voluntary accounting change discussed in the preceding paragraph because it did not include changing the method of accounting for the investment partnerships. Therefore, GAMCO has changed its accounting method to recognize incentive fee revenues on investment partnerships at the end of the measurement period, effective January 1, 2006. The restatement effects of this correction of the application of this accounting change were previously reported in Form 10-Q/A (Amendment No. 1) filed with the Securities and Exchange Commission on November 9, 2006. Prior to that correction of the application of the voluntary accounting change, GAMCO recognized these revenues during each interim reporting period. Under this method, incentive fee revenues recognized in prior interim periods during the measurement period were subject to possible reversal in subsequent periods during the measurement period. Had this method not changed, we would have recorded approximately $1.1 million in incentive fee revenues on investment partnerships for the three month period ended June 30, 2006. The result of the restatement includes a reduction in net income of $0.2 million and $0.8 million and a reduction in fully diluted EPS of $0.01 per share and $0.03 per share for the three month period ended June 30, 2006 and the six month period ended June 30, 2006, respectively.

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

                                                                   Quarter Ended (a)
($ millions)                    March 31, 2005    June 30, 2005    September 30, 2005    December 31, 2005
                                ----------------  ---------------  --------------------  -------------------
Revenue Reported                $61.5             $59.8            $66.2                 $64.8
        Restated                $60.3             $59.8            $60.7                 $72.5
                                -----             -----            -----                 -----
        Change                 ($1.2)             --              ($5.5)                 $7.7

EPS     Reported                $0.42             $0.43            $0.64                 $0.61
        Restated                $0.41             $0.42            $0.59                 $0.67
                                -----             -----            -----                 -----
        Change                 ($0.01)           ($0.01)          ($0.05)                $0.06

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

       ($ millions)                     3/31/2005   6/30/2005   9/30/2005   12/31/2005
                                        ----------  ----------  ----------  ----------
       Assets:
         Reported                       $   768.7   $   709.9   $   733.4   $   720.9
         Restated                           770.5       712.0       738.2       728.1
                                        ---------   ---------   ---------   ---------
         Change                               1.8         2.1         4.8         7.2

       Operating Liabilities:

         Reported                            63.2        55.1        64.7        58.4
         Restated                            65.0        57.2        69.5        65.6
                                        ---------   ---------   ---------   ---------
         Change                               1.8         2.1         4.8         7.2

       Total Liabilities:
         Reported                           345.5       287.4       297.0       290.7
         Restated                           347.3       289.5       301.8       297.9
                                        ---------   ---------   ---------   ---------
         Change                               1.8         2.1         4.8         7.2

       Equity:
         Reported                           417.0       416.8       430.5       424.1
         Restated                           417.0       416.8       430.5       424.1
                                        ---------   ---------   ---------   ---------
         Change                         $      --   $      --   $      --   $      --


       The impact of the change on our Condensed Consolidated Statement of Financial Condition at June 30, 2006 is as follows:

                                      Operating       Total
       ($ millions)      Assets      Liabilities   Liabilities      Equity
                       -----------   -----------   -----------   -----------

         Reported      $     725.2   $      71.8   $     304.1   $     401.5
         Restated            740.3          86.9         319.2         401.5
                       -----------   -----------   -----------   -----------
         Change        $      15.1   $      15.1   $      15.1   $        --

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

D.  Earnings Per Share

         The computations of basic and diluted net income per share are as follows:

                                               Three Months Ended     Six Months Ended
                                                     June 30,              June 30,
                                               -----------------------------------------
(in thousands, except per share amounts)       2006 (a)   2005 (a)   2006 (a)   2005 (a)
                                               --------   --------   --------   --------
Basic:
Net income                                     $  8,641   $ 12,900   $ 27,341   $ 25,329
                                               ========   ========   ========   ========
Average shares outstanding                       28,507     30,079     28,842     29,821
                                               ========   ========   ========   ========
Basic net income per share                     $   0.30   $   0.43   $   0.95   $   0.85
                                               ========   ========   ========   ========


Diluted:
Net income                                     $  8,641   $ 12,900   $ 27,341   $ 25,329
Add interest expense on 5% convertible note,
    net of management fee and taxes                 351        352        703      1,055
                                               --------   --------   --------   --------
Total                                          $  8,992   $ 13,252   $ 28,044   $ 26,384
                                               ========   ========   ========   ========

Average shares outstanding                       28,507     30,079     28,842     29,821
Dilutive stock options                               27        171         34        186
Assumed conversion of 5% convertible note           962        961        962      1,440
                                               --------   --------   --------   --------
Total                                            29,496     31,211     29,838     31,447
                                               ========   ========   ========   ========
Diluted net income per share                   $   0.30   $   0.42   $   0.94   $   0.84
                                               ========   ========   ========   ========

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

Assets Under Management

         The company reported assets under management as follows:

Table I:
                                                          Assets Under Management (in millions)
                                                          -------------------------------------
                                                                  June 30
                                                                  -------                %
                                                            2005           2006      Inc. (Dec.)
                                                         -----------   -----------   -----------
Mutual Funds:
   Equities
      Open end                                           $     7,798   $     7,796          (0.0)%
      Closed-end                                               4,684         5,258          12.3
   Fixed Income                                                  852           863           1.3
                                                         -----------   -----------
Total Mutual Funds                                            13,334        13,917           4.4
                                                         -----------   -----------
Institutional & High Net Worth Separate Accounts:
   Equities                                                   13,189        12,270          (7.0)
   Fixed Income                                                  269            55         (79.6)
                                                         -----------   -----------
Total Institutional & High Net Worth Separate Accounts        13,458        12,325          (8.4)
                                                         -----------   -----------
Investment Partnerships                                          831           536         (35.5)
                                                         -----------   -----------
Total Assets Under Management                            $    27,623   $    26,778          (3.1)
                                                         ===========   ===========

   Equities                                              $    26,502   $    25,860          (2.4)
   Fixed Income                                                1,121           918         (18.1)
                                                         -----------   -----------
Total Assets Under Management                            $    27,623   $    26,778          (3.1)
                                                         ===========   ===========


Table II:                                                 Fund Flows - 2nd Quarter 2006 (in millions)
                                                          -------------------------------------------
                                                                                      Market
                                                 March 31,            Net          Appreciation /       June 30,
                                                   2006            Cash Flows      (Depreciation)         2006
                                              ---------------   ---------------    ---------------   ---------------
Mutual Funds:
    Equities                                  $        13,460   ($          411)   $             5   $        13,054
    Fixed Income                                          807                43                 13               863
                                              ---------------   ---------------    ---------------   ---------------
Total Mutual Funds                                     14,267              (368)                18            13,917
                                              ---------------   ---------------    ---------------   ---------------
Institutional & HNW Separate Accounts
    Equities                                           12,639              (376)                 7            12,270
    Fixed Income                                           59                (5)                 1                55
                                              ---------------   ---------------    ---------------   ---------------
Total Institutional & HNW Separate Accounts            12,698              (381)                 8            12,325
                                              ---------------   ---------------    ---------------   ---------------

Investment Partnerships                                   681              (155)                10               536
                                              ---------------   ---------------    ---------------   ---------------
Total Assets Under Management                 $        27,646   ($          904)   $            36   $        26,778
                                              ===============   ===============    ===============   ===============


                                      Assets Under Management (in millions)
                                      -------------------------------------------------------------------
Table III:                                                                                 % Increase/
                                                                                           (decrease)
                                       6/05      9/05      12/05     3/06      6/06      3/06      6/05
                                      -------   -------   -------   -------   -------   -------   -------
Mutual Funds
   Open end                           $ 7,798   $ 7,959   $ 7,888   $ 8,176   $ 7,796     (4.6)%   (0.0)%
   Closed-end                           4,684     4,851     5,075     5,284     5,258     (0.5)    12.3
   Fixed income                           852       796       735       807       863      6.9      1.3
                                      -------   -------   -------   -------   -------
Total Mutual Funds                     13,334    13,606    13,698    14,267    13,917     (2.5)     4.4
                                      -------   -------   -------   -------   -------
Institutional & HNW Separate
Accounts:
   Equities                            13,189    13,129    12,382    12,639    12,270     (2.9)    (7.0)
   Fixed Income                           269       158        84        59        55     (6.8)   (79.6)
                                      -------   -------   -------   -------   -------
Total  Institutional & HNW Separate    13,458    13,287    12,466    12,698    12,325     (2.9)    (8.4)
Accounts                              -------   -------   -------   -------   -------

Investment Partnerships                   831       745       634       681       536    (21.3)   (35.5)
                                      -------   -------   -------   -------   -------
Total Assets Under Management         $27,623   $27,638   $26,798   $27,646   $26,778     (3.1)    (3.1)
                                      =======   =======   =======   =======  ========

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared To Three Months Ended June 30, 2005

Consolidated Results - Three Months Ended June 30:

                (Unaudited; in thousands, except per share data)
                ------------------------------------------------

                                                          2006 (a)     2005 (a)
                                                          --------     --------
Revenues
  Investment advisory and incentive fees                  $ 53,586     $ 52,336
  Commission revenue                                         2,722        2,574
  Distribution fees and other income                         5,351        4,908
                                                          --------     --------
     Total revenues                                         61,659       59,818
Expenses
  Compensation and related costs                            26,021       26,919
  Management fee                                             1,760        2,313
  Distribution costs                                         5,329        4,535
  Reserve for settlement                                    11,900           --
  Other operating expenses                                   7,713        6,502
                                                          --------     --------
     Total expenses                                         52,723       40,269
                                                          --------     --------
Operating income                                             8,936       19,549
Other income (expense)
Net gain from investments                                    4,244          387
Interest and dividend income                                 6,111        4,157
Interest expense                                            (3,394)      (3,275)
                                                          --------     --------
Total other income (expense), net                            6,961        1,269
                                                          --------     --------
Income before taxes and minority interest                   15,897       20,818
Income tax provision                                         7,163        7,808
Minority interest                                               93          110
                                                          --------     --------
Net income                                                $  8,641     $ 12,900
                                                          ========     ========

Net income per share:
   Basic                                                  $   0.30     $   0.43
                                                          ========     ========
   Diluted                                                $   0.30     $   0.42
                                                          ========     ========

Reconciliation of Net income to Adjusted EBITDA:

Net income                                                $  8,641     $ 12,900
Interest Expense                                             3,394        3,275
Income tax provision and minority interest                   7,256        7,918
Depreciation and amortization                                  220          237
                                                          --------     --------
Adjusted EBITDA(b)                                        $ 19,511     $ 24,330
                                                          --------     --------

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

Consolidated Results - Six Months Ended June 30:

                (Unaudited; in thousands, except per share data)
                ------------------------------------------------

                                               2005 (a)   2006 (a)(b)  Adjustments (c)     2006 (a) (d)
                                             ----------  ------------  ----------------  ----------------
Revenues
  Investment advisory and incentive fees     $  105,049  $    104,947            ($ 963) $       103,984
  Commission revenue                              5,039         6,173                 -            6,173
  Distribution fees and other income             10,043        10,786                 -           10,786
                                             ----------  ------------  ----------------  ----------------
     Total revenues                             120,131       121,906              (963)         120,943
Expenses
  Compensation and related costs                 52,541        51,298                 -           51,298
  Management fee                                  4,519         5,127                 -            5,127
  Distribution costs                             10,748        10,544                 -           10,544
  Reserve for settlement                              -        11,900                 -           11,900
  Other operating expenses                       13,058        14,915               189           15,104
                                             ----------  ------------  ----------------  ----------------
     Total expenses                              80,866        93,784               189           93,973
                                             ----------  ------------  ----------------  ----------------
Operating income                                 39,265        28,122            (1,152)          26,970
Other income (expense)
Net gain from investments                           982        13,597            13,772           27,369
Interest and dividend income                      7,629        11,159             1,325           12,484
Interest expense                                 (7,204)       (6,678)             (591)          (7,269)
                                             ----------  ------------  ----------------  ----------------
Total other income (expense), net                 1,407        18,078            14,506           32,584
                                             ----------  ------------  ----------------  ----------------
Income before taxes and minority interest        40,672        46,200            13,354           59,554
Income tax provision                             15,253        18,526             5,008           23,534
Minority interest                                    90           333             8,346            8,679
                                             ----------  ------------  ----------------  ----------------
Net income                                   $   25,329  $     27,341  $              -  $        27,341
                                             ==========  ============  ================  ================

Net income per share:
   Basic                                     $     0.85  $       0.95  $              -  $          0.95
                                             ==========  ============  ================  ================
   Diluted                                   $     0.84  $       0.94  $              -  $          0.94
                                             ==========  ============  ================  ================
Reconciliation of Net income to Adjusted
 EBITDA:

Net income                                   $   25,329  $     27,341  $              -  $        27,341
Interest Expense                                  7,204         6,678               591            7,269
Income tax provision and minority interest       15,343        18,859            13,354           32,213
Depreciation and amortization                       471           444                 -              444
                                             ----------  ------------  ----------------  ----------------
Adjusted EBITDA(e)                           $   48,347  $     53,322  $         13,945  $        67,267
                                             ----------  ------------  ----------------  ----------------

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

                                                    Six Months Ended June 30,
                                                  ------------------------------
                                                      2005 (a)       2006 (a)
                                                  --------------  --------------
Cash flows used in:                                       (in thousands)
   Operating activities                            $     (42,170) $     (32,090)
   Investing activities                                   (4,960)        (1,767)
   Financing activities                                  (15,874)       (23,938)
                                                  --------------  --------------
   Decrease                                              (63,004)       (57,795)
   Net increase in cash from investment
    partnerships and offshore funds consolidated
    under FIN 46R and EITF 04-5                                -          1,550
   Effect of exchange rates on cash and cash
    equivalents                                              (44)           (64)
   Cash and cash equivalents at beginning of
    period                                               257,096        173,161
                                                  --------------  --------------
   Cash and cash equivalents at end of period      $     194,048  $     116,852
                                                  ==============  ==============

(a) As restated for (1) the change in accounting method which was previously reported on Form 10-Q/A (Amendment No. 1) filed with the Securities and Exchange Commission on November 9, 2006 as described in Note A in item 1 of this report on Form 10-Q/A, and (2) the reporting of individual assets and liabilities of certain proprietary investment accounts as described in Note A in item 1 of this report on Form 10-Q/A.

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

         At June 30, 2006, we had total cash and cash equivalents of $116.9 million, a decrease of $56.3 million from December 31, 2005. This decrease is primarily due to an increase in the purchase of securities during the six month period ended June 30, 2006. Gabelli has established a collateral account, consisting of cash and cash equivalents and investments in securities totaling $52.8 million, to secure a letter of credit issued in favor of the holder of the $50 million 5% convertible note. On April 1, 2005, the letter of credit was reduced to $51.3 million and extended to September 22, 2006. Additionally, the principal of the convertible note was reduced to $50 million and limitations on the issuance of additional debt were removed. The expiration date of the related letter of credit was extended to May 22, 2007. Cash and cash equivalents and investments in securities held in the collateral account are restricted from other uses until the date of expiration and cash and cash equivalents and investments in securities held by investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5 are also restricted from use for general operating purposes. Total debt at June 30, 2006 was $232.3 million, consisting of the $50 million 5% convertible note, $100 million of 5.5% non-callable senior notes due May 15, 2013 and $82.3 million in 5.22% senior notes due February 17, 2007, issued pursuant to our mandatory convertible securities.

         Cash used in operating activities was $32.1 million in the first six months of 2006 principally resulting from $537.6 million in purchases of investments in securities, a $27.6 million increase in receivable from brokers, $4.0 million in purchases of investments in partnerships and affiliates and $39.9 million from the net effects of the FIN 46R and EITF 04-5 consolidation. This was partially offset by $27.3 million in net income, proceeds from sales of investments in securities of $527.5 million, $7.9 million in distributions from investments in partnerships and affiliates and an increase in compensation payable of $7.9 million. Excluding the net effects of the consolidation of investment partnerships and offshore funds, our cash provided by operating activities was $7.8 million.

         Cash used in investing activities, related to purchases and sales of available for sale securities, was $1.8 million in the first six months of 2006.

         Cash used in financing activities in the first six months of 2006 was $23.9 million. The decrease in cash principally resulted from the repurchase of our class A common stock under the Stock Repurchase Program of $52.3 million partially offset by a $29.7 million in contributions by partners into our investment partnerships. Excluding the net effects of the consolidation of investment partnerships and offshore funds, our net cash used in financing activities was $53.7 million.

         Cash used in operating activities was $42.2 million in the first six months of 2005 principally resulting from $555.1 million in purchases of investments in securities, a $21.7 million increase in receivable from brokers and a $6.8 million decrease in income taxes payable partially offset by $482.1 million in proceeds from sales of investments in securities, $25.3 million in net income, a $9.1 million decrease in investment advisory fees receivable and a $3.2 million increase in compensation payable.

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

         With respect to our proprietary investment activities, included in investments in securities of $466.1 million at June 30, 2006 were investments in Treasury Bills and Notes of $241.4 million, in mutual funds, largely invested in equity products, of $109.1 million, a selection of common and preferred stocks totaling $81.7 million and other investments of approximately $33.9 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. Of the approximately $81.7 million invested in common and preferred stocks at June 30, 2006, $22.1 million is related to our investment in Westwood Holdings Group Inc. and $1.2 million is invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Investments in partnerships and affiliates totaled $83.8 million at June 30, 2006, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities. These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

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

         Based upon the evaluation described above, management concluded that, as of June 30, 2006, the Company did not maintain effective internal control over financial reporting because of the effect of the material weaknesses described above.

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

Part II: Other Information

         Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         The following table provides information with respect to the shares of common stock we repurchased during the three months ended June 30, 2006:

                                                  (c) Total Number of (d) Maximum Number
                    (a) Total      (b) Average     Shares Repurchased  of Shares That May
                     Number of      Price Paid Per as Part of Publicly Yet Be Purchased
                     Shares         Share, net of  Announced Plans or  Under the Plans or
Period               Repurchased    Commissions    Programs            Programs
------------------------------------------------------------------------------------------
  4/01/06 - 4/30/06              -              -                   -             804,261
  5/01/06 - 5/31/06        413,400  $       37.04             413,400             790,861
  6/01/06 - 6/30/06         76,000  $       34.11              76,000             714,861
                    ---------------               --------------------
Totals                     489,400                            489,400
                    ===============               ====================

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


                                                GAMCO INVESTORS, INC.
                                        ----------------------------------------
                                                   (Registrant)


April 13, 2007                          /s/ John C. Ferrara
--------------                          ----------------------------------------
   Date                                 John C. Ferrara
                                        Interim Chief Financial Officer