Form 10-Q/A
period 2006-09-30
GAMCO INVESTORS, INC. ET AL
filed 2007-04-16
CIK 1060349

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

                                Explanatory Note

This Form 10-Q/A of GAMCO Investors, Inc. (the "Company") constitutes Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, which was initially filed with the Securities and Exchange Commission on November 9, 2006. As further described in Note A to the Condensed Consolidated Financial Statements, the purpose of this filing is to restate the Financial Statements and amend Management's Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosure about Market Risk) in Part I, Items 1 and 2, respectively, relating to the reporting of individual assets and liabilities of certain proprietary investment accounts. In addition, certain reclassifications on the Condensed Consolidated Statements of Financial Condition and on the Condensed Consolidated Statements of Cash Flows have been made relating to the consolidation of certain investment partnerships and offshore funds in accordance with the provisions of FASB Interpretation No. 46R ("FIN 46R") and Emerging Issue Task Force 04-5 ("EITF 04-5") and relating to the voluntary change in accounting principle.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 6.       Exhibits


SIGNATURES


                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (In thousands, except per share data)




                                                                Three Months Ended                  Nine Months Ended
                                                                  September 30,                       September 30,
                                                         ----------------------------------------------------------------------
                                                              2006           2005 (a)               2006           2005 (a)
                                                              ----           --------               ----           --------
Revenues
  Investment advisory and incentive fees                     $ 49,751          $ 52,019            $ 153,735       $ 157,068
  Commission revenue                                            2,800             3,259                8,973           8,298
  Distribution fees and other income                            5,443             5,428               16,229          15,471
                                                         ------------      ------------         ------------    ------------
     Total revenues                                            57,994            60,706              178,937         180,837
Expenses
  Compensation and related costs                               24,161            24,972               75,459          77,513
  Management fee                                                3,026             3,240                8,153           7,759
  Distribution costs                                            5,024             5,175               15,568          15,923
  Other operating expenses                                      7,563             7,019               22,667          20,077
  Reserve for settlement                                            -                 -               11,900               -
                                                         ------------      ------------         ------------    ------------
     Total expenses                                            39,774            40,406              133,747         121,272

Operating income                                               18,220            20,300               45,190          59,565
Other income (expense)
  Net gain from investments                                     4,663             6,937               32,032           7,919
  Interest and dividend income                                  7,665             5,216               20,149          12,845
  Interest expense                                             (3,368)           (3,298)             (10,637)        (10,502)
                                                         ------------      ------------         ------------    ------------
     Total other income, net                                    8,960             8,855               41,544          10,262
                                                         ------------      ------------         ------------    ------------

Income before income taxes and minority interest               27,180            29,155               86,734          69,827
  Income tax provision                                         10,192            10,933               33,726          26,186
  Minority interest                                               104               176                8,783             266
                                                         ------------      ------------         ------------    ------------

    Net income                                               $ 16,884          $ 18,046             $ 44,225        $ 43,375
                                                         ============      ============         ============    ============

Net income per share:
  Basic                                                        $ 0.60            $ 0.60               $ 1.54          $ 1.45
                                                         ============      ============         ============    ============

  Diluted                                                      $ 0.59            $ 0.59               $ 1.53          $ 1.43
                                                         ============      ============         ============    ============

Weighted average shares outstanding:
  Basic                                                        28,254            29,935               28,647          29,859
                                                         ============      ============         ============    ============

  Diluted                                                      29,235            31,079               29,644          31,323
                                                         ============      ============         ============    ============


Dividends declared:                                            $ 0.03            $ 0.02               $ 0.09          $ 0.06
                                                         ============      ============         ============    ============


(a) As restated for the change in accounting method as described in note A in item 1 of this report on Form 10-Q/A which was previously reported on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006.

See accompanying notes.


                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except per share data)

                                                                            December 31,       September 30,     September 30,
                                                                              2005 (a)           2006 (a)          2005 (a)
                                                                         -----------------------------------------------------
ASSETS                                                                                                    (Unaudited)
Cash and cash equivalents, including restricted cash of
     $2,503, $2,056 and $2,483.                                                $ 173,161         $ 112,089            $205,050
Investments in securities, including restricted securities of
     $52,219, $51,461 and $51,731.                                               421,414           503,801             413,018
Investments in partnerships and affiliates                                        74,827            81,326              72,889
Receivable from brokers                                                            9,827            49,149               9,138
Investment advisory fees receivable                                               22,098            16,219              15,792
Other assets                                                                      26,821            15,452              22,345
                                                                             -----------       -----------         -----------

     Total assets                                                              $ 728,138         $ 778,036            $738,232
                                                                             ===========        ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers                                                              $  3,937         $  18,599            $  1,773
Income taxes payable, including deferred taxes of $1,699, ($287),
     and $1,713.                                                                  10,097             5,353               5,408
Compensation payable                                                              27,820            40,381              36,614
Capital lease obligation                                                           2,992             2,837               3,039
Securities sold, not yet purchased                                                 3,183             8,465               3,379
Accrued expenses and other liabilities                                            17,579            31,844              19,327
                                                                             -----------       -----------         -----------

     Total operating liabilities                                                  65,608           107,479              69,540
                                                                             -----------       -----------         -----------

5.5% Senior notes (due May 15, 2013)                                             100,000           100,000             100,000
6% Convertible note (conversion price, $53.00 per share;
   note due August 14, 2011)(b)                                                   50,000            50,000              50,000
5.22% Senior notes (due February 17, 2007)                                        82,308            82,308              82,308
                                                                             -----------       -----------         -----------

     Total liabilities                                                           297,916           339,787             301,848

Minority interest                                                                  6,147            20,218               5,915

Stockholders' equity
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
    9,648,339, 12,022,762 and 9,640,339 issued, respectively; 6,414,517,
    7,458,608 and 6,733,317
    outstanding, respectively                                                         10                10                  10
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
    23,128,500, 23,128,500 and 23,128,500
    issued, respectively; 23,128,500, 20,781,027 and 23,128,500                       23                23                  23
    outstanding, respectively
Additional paid-in capital                                                       226,353           228,880             235,735
Retained earnings                                                                329,036           370,613             309,782
Accumulated comprehensive gain                                                       526             4,803               2,171
Treasury stock, at cost (3,233,822, 4,564,154 and 2,907,022
    shares, respectively)                                                       (131,873)         (186,298)           (117,252)
                                                                             -----------       -----------         -----------
     Total stockholders' equity                                                  424,075           418,031             430,469
                                                                             -----------       -----------         -----------

Total liabilities and stockholders' equity                                     $ 728,138         $ 778,036            $738,232
                                                                             ===========       ===========         ===========

(a) As restated for (1) the change in accounting method which was previously reported on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006 as described in Note A in item 1 of this report on Form 10-Q/A, and (2) the reporting of individual assets and liabilities of certain proprietary investment accounts as described in Note A in item 1 of this report on Form 10-Q/A.
(b) Convertible note was 5% with a conversion price of $52 per share for December 31, 2005 and September 30, 2005.

See accompanying notes.


                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                    UNAUDITED
                                 (In thousands)


                                                                      Three Months Ended              Nine Months Ended
                                                                          September 30,                 September 30,
                                                                 -------------------------------------------------------------
                                                                     2006          2005 (a)          2006         2005 (a)
                                                                     ----          --------          ----         --------

Stockholders' equity - beginning of period                          $ 401,453      $ 416,832        $ 424,075      $ 334,878
Cumulative effect of change in accounting principle                         -              -                -          (178)
                                                                 ------------   ------------    -------------   ------------
Beginning balance, as restated                                        401,453        416,832          424,075        334,700

Comprehensive income:
  Net income                                                           16,884         18,046           44,225         43,375
  Foreign currency translation adjustments                                 13            (9)             (40)             25
  Net unrealized (loss) gain on securities available for sale           2,367            316            4,234          2,199
                                                                 ------------   ------------    -------------   ------------
Comprehensive income                                                   19,264         18,353           48,419         45,599
                                                                                           -

Dividends declared                                                       (847)          (599)          (2,565)        (1,933)
Stock option expense                                                       17              -               37          2,760
Proceeds from settlement of purchase contracts                              -              -                -         70,567
Excess tax benefit for exercised stock options                              -              -            1,782              -
Exercise of stock options including tax benefit                           290            648              708          1,388
Capitalized costs                                                           -            (16)               -            (31)
Purchase of treasury stock                                             (2,146)        (4,749)         (54,425)       (22,581)
                                                                 ------------   ------------    -------------   ------------
Stockholders' equity - end of period                                $ 418,031      $ 430,469        $ 418,031      $ 430,469
                                                                 ============   ============    =============   ============


(a) As restated for the change in accounting method as described in note A in item 1 of this report on Form 10-Q/A which was previously reported on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006.

See accompanying notes.


                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                              Three Months Ended           Nine Months Ended
                                                                                  September 30,              September 30,
                                                                         ------------------------------------------------------
                                                                           2006 (a)        2005 (a)     2006 (a)      2005 (a)
                                                                           --------        --------     --------      --------
Operating activities
Net income                                                                   $16,884        $ 18,046      $44,225      $ 43,375
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
Equity in gains from partnerships and affiliates                              (1,090)         (2,046)      (4,428)       (4,749)
Depreciation and amortization                                                    221             298          665           769
Stock-based compensation expense                                                  16               -           36         2,760
Tax benefit from exercise of stock options                                        79             133          166           287
Foreign currency loss                                                             14             (6)           44           196
Other-than-temporary loss on available for sale securities                         -               -           56         3,301
Impairment of goodwill                                                             -               -            -         1,127
Minority interest in net income of consolidated subsidiaries                     143             176          438           266
Realized gains on sales of available for sale securities, net                      -               -         (442)            -
Realized gains on sales of investments in securities, net                     (4,244)         (5,125)     (14,218)       (6,745)
Change in unrealized value of investments in securities, net                  (1,923)         (1,652)      (5,259)       (5,282)
Excess tax benefit adjustment                                                      -               -        1,782             -
(Increase) decrease in operating assets:
   Purchases of investments in securities                                   (300,255)       (228,893)    (837,871)     (783,966)
   Proceeds from sales of investments in securities                          277,225         201,201      804,747       683,257
   Receivables from affiliates                                                   325           2,370       10,417         5,051
   Investments in partnerships and affiliates                                   (354)         (3,058)      (4,402)      (13,741)
   Distributions from partnerships and affiliates                              3,925           1,561       11,838        35,428
   Investment advisory fees receivable                                         (363)             519        5,763         9,645
   Receivable from brokers                                                    (9,222)          18,067     (36,781)       (3,600)
   Other assets                                                                  262             575          142        (1,225)
Increase (decrease) in operating liabilities:
   Payable to brokers                                                          9,404           1,772       12,848         1,471
   Income taxes payable                                                        2,028           2,479       (7,348)       (4,316)
   Compensation payable                                                        3,878           6,189       11,809         9,399
   Accrued expenses and other liabilities                                      2,538           3,784       13,116         1,512
Effects of consolidation of investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5:
   Realized gains on sales of investments in securities and securities
      sold short, net                                                           (235)              -      (12,315)            -
   Change in unrealized value of investments in securities and securities
      sold short, net                                                           (304)              -       (4,573)            -
   Equity in gains from partnerships and affiliates                              240               -         (288)            -
   Purchases of investments in securities and securities sold short          (10,515)              -     (661,456)            -
   Proceeds from sales of investments in securities and securities sold
      short                                                                    9,849               -      639,070             -
   Investments in partnerships and affiliates                                   (586)              -       (1,904)            -
   Distributions from partnerships and affiliates                                  -               -          380             -
   Investment advisory fees receivable                                            19               -          117             -
   Increase in receivable from brokers                                         1,399               -      (10,028)            -
   Decrease in other assets                                                      172               -          505             -
   Increase in payable to brokers                                                (33)              -        7,597             -
   Decrease in accrued expenses and other liabilities                             (6)              -      (11,684)            -
   Income related to investment partnerships and offshore funds
      consolidated under FIN 46R and EITF 04-5, net                               84               -       14,721             -
                                                                          ----------      ----------   ----------    ----------

Total adjustments                                                            (17,309)        (1,656)      (76,740)      (69,155)
                                                                          ----------      ----------   ----------    ----------
Net cash provided by (used in) operating activities                             (425)         16,390      (32,515)      (25,780)
                                                                          ----------      ----------   ----------    ----------



                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                      Three Months Ended              Nine Months Ended
                                                                          September 30,                 September 30,
                                                                 ----------------------------------------------------------
                                                                   2006 (a)        2005 (a)       2006 (a)        2005 (a)
                                                                   --------        --------       --------        --------
Investing activities
Purchases of available for sale securities                             (1,680)          (560)         (4,933)        (5,520)
Proceeds from sales of available for sale securities                        -              -           1,486              -
                                                                 ------------   ------------    ------------   ------------
Net cash used in investing activities                                  (1,680)          (560)         (3,447)        (5,520)
                                                                 ------------   ------------    ------------   ------------

Financing activities
Dividend paid to minority stockholders of subsidiary                        -              -               -           (544)
Contributions related to investment partnerships and offshore
    funds consolidated under FIN 46R and EITF 04-5, net                   (89)             -          29,638              -
Accrual for settlement of minority interest                                 -             36               -             36
Proceeds from exercise of stock options                                   210            515             542          1,100
Repurchase of 5% convertible note                                           -              -               -        (50,000)
Dividends paid                                                           (847)          (599)         (2,565)       (19,235)
Proceeds from settlement of purchase contracts                              -              -               -         70,568
Capitalized costs                                                           -            (16)              -            (31)
Purchase of treasury stock                                             (2,146)        (4,748)        (54,425)       (22,580)
                                                                 ------------   ------------    ------------   ------------
Net cash used in financing activities                                  (2,872)        (4,812)        (26,810)       (20,686)
                                                                 ------------   ------------    ------------   ------------
Net increase in (decrease in) cash and cash equivalents                (4,977)        11,018         (62,772)       (51,986)
Net increase in cash from partnerships and offshore funds
    consolidated under FIN 46R and EITF 04-5                              204              -           1,754              -
Effect of exchange rates on cash and cash equivalents                      10            (16)            (54)           (60)
                                                                 ------------   ------------    ------------   ------------
Cash and cash equivalents at beginning of period                      116,852        194,048         173,161        257,096
                                                                 ------------   ------------    ------------   ------------
Cash and cash equivalents at end of period                           $112,089       $205,050        $112,089       $205,050
                                                                 ============   ============    ============   ============


(a) As restated for (1) the change in accounting method which was previously reported on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006 as described in Note A in item 1 of this report on Form 10-Q/A, and (2) the reporting of individual assets and liabilities of certain proprietary investment accounts as described in Note A in item 1 of this report on Form 10-Q/A.

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

         In addition, GAMCO has changed its accounting method to recognize incentive fee revenues on investment partnerships at the end of the measurement period, effective January 1, 2006. Previously, GAMCO recognized these revenues during each interim reporting period. Under this method, incentive fee revenues recognized in prior interim periods during the measurement period were subject to possible reversal in subsequent periods during the measurement period. Had this method not changed, we would have recorded approximately $0.9 million in incentive fee revenues on investment partnerships for the three month period ended September 30, 2006

         After considering the guidance provided in EITF D-96, "Accounting for Management Fees Based on Formula", GAMCO believes that the preferable method of accounting is to recognize management fee revenues on closed-end preferred shares and incentive fees on investment partnerships at the end of the measurement period. This method results in revenue recognition only when the measurement period has been completed and when the management fees and incentive fees have been earned. This eliminates the possibility of revenues that have been recognized in interim measurement periods subsequently being reversed in later periods during a fiscal year.

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

                                                                       Quarter Ended (a)
($ millions)                    March 31, 2005       June 30, 2005       September 30, 2005       December 31, 2005
                                ---------------------------------------------------------------------------------------
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


       ($ millions)                   3/31/2005         6/30/2005        9/30/2005         12/31/2005
                                      ---------         ---------        ---------         ----------
       Assets:
         Reported                   $     768.7        $  709.9         $  733.4         $     720.9
         Restated                         770.5           712.0            738.2               728.1
                                   -----------------  ---------------  --------------   -----------------
         Change                             1.8             2.1              4.8                 7.2

       Operating Liabilities:

         Reported                          63.2            55.1             64.7                58.4
         Restated                          65.0            57.2             69.5                65.6
                                   -----------------  ---------------  --------------   -----------------
         Change                             1.8             2.1              4.8                 7.2


       Total Liabilities:
         Reported                          345.5           287.4            297.0               290.7
         Restated                          347.3           289.5            301.8               297.9
                                   -----------------  ---------------  --------------   -----------------
         Change                              1.8             2.1              4.8                 7.2

       Equity:
         Reported                          417.0           416.8            430.5               424.1
         Restated                          417.0           416.8            430.5               424.1
                                   -----------------  ---------------  --------------   -----------------
         Change                     $          -        $      -        $       -        $          -


       The impact of the change on our Condensed Consolidated Statement of Financial Condition at September 30, 2006 is as follows:

                                      Operating          Total
  ($ millions)        Assets         Liabilities      Liabilities       Equity
                      ------         -----------      -----------       ------

    Reported       $      754.4      $    83.9        $   316.2        $   418.0
    Restated              778.0          107.5            339.8            418.0
                  ----------------  ---------------  ---------------  ----------
    Change         $       23.6      $    23.6        $    23.6        $       -

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

D. Earnings Per Share

           The computations of basic and diluted net income per share are as follows:



                                                       Three Months Ended                   Nine Months Ended
                                                         September 30,                        September 30,
(in thousands, except per share amounts)            2006             2005 (a)             2006           2005 (a)
                                                    ----             --------             ----           --------
Basic:
Net income                                       $  16,884          $  18,046          $  44,225         $  43,375
                                                    ======             ======             ======            ======
Average shares outstanding                          28,254             29,935             28,644            29,859
                                                    ======             ======             ======            ======
Basic net income per share                       $    0.60          $    0.60         $     1.54         $    1.45
                                                    ======             ======             ======            ======


Diluted:
Net income                                       $  16,884          $  18,046          $  44,225         $  43,375
Add interest expense on 5% convertible note,
   net of management fee and taxes                     289                352              1,067             1,406
                                                    ------             ------             ------            ------
Total                                            $  17,173          $  18,398          $  45,292         $  44,781
                                                    ======             ======             ======            ======

Average shares outstanding                          28,254             29,935             28,644            29,859
Dilutive stock options                                  22                182                 30               185
Assumed conversion of 5% convertible note              959                962                961             1,279
                                                    ------             ------             ------            ------
Total                                               29,235             31,079             29,635            31,323
                                                    ======             ======             ======            ======
Diluted net income per share                     $    0.59          $    0.59          $    1.53         $    1.43
                                                    ======             ======             ======            ======

(a) As restated for the change in accounting method in Note A in item 1 of this report.


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

The company reported Assets Under Management as follows:


Table I:                                                              Assets Under Management (millions)
                                                                      ----------------------------------

                                                                          September 30              %
                                                                          ------------
                                                                      2005           2006     Inc. (Dec.)
                                                                     ------        --------   -----------
Mutual Funds:
   Equities
      Open end                                                      $ 7,959         $ 7,854         (1.3)%
      Closed-end                                                      4,851           5,327          9.8
   Fixed Income                                                         796             683        (14.2)
                                                                     ------          ------
Total Mutual Funds                                                   13,606          13,864          1.9
                                                                     ------          ------
Institutional & High Net Worth Separate Accounts:
   Equities                                                          13,129          12,195         (7.1)
   Fixed Income                                                         158              54        (65.8)
                                                                     ------          ------
Total Institutional & High Net Worth Separate Accounts               13,287          12,249         (7.8)
                                                                     ------          ------
Investment Partnerships                                                 745             488        (34.5)
                                                                     ------          ------
Total Assets Under Management                                      $ 27,638        $ 26,601         (3.8)
                                                                   ========        ========

   Equities                                                          26,684          25,864         (3.1)
   Fixed Income                                                         954             737        (22.7)
                                                                     ------          ------
Total Assets Under Management                                      $ 27,638        $ 26,601         (3.8)
                                                                   ========        ========



Table II:                                                         Assets Under Management (millions)
                                          -----------------------------------------------------------------------------------

                                                                                                       % Increase/(decrease)
                                              9/05        12/05        3/06        6/06        9/06       6/06          9/05
                                              ----        -----        ----        ----        ----       ----          ----
Mutual Funds
   Open end                                 $7,959       $7,888      $8,176      $7,796      $7,854       0.7%         (1.3)%
   Closed-end                                4,851        5,075       5,284       5,258       5,327       1.3           9.8
   Fixed income                                796          735         807         863         683     (20.9)        (14.2)
                                               ---          ---         ---         ---         ---
Total Mutual Funds                          13,606       13,698      14,267      13,917      13,864      (0.4)          1.9
                                            ------       ------      ------      ------      ------
Institutional & HNW Separate
Accounts:
   Equities                                 13,129       12,382      12,639      12,270      12,195      (0.6)         (7.1)
   Fixed Income                                158           84          59          55          54      (1.8)        (65.8)
                                               ---           --          --          --          --
Total Institutional & HNW Separate          13,287       12,466      12,698      12,325      12,249      (0.6)         (7.8)
                                            ------       ------      ------      ------      ------
Accounts

Investment Partnerships                        745          634         681         536         488      (9.0)        (34.5)
                                               ---          ---         ---         ---         ---
Total Assets Under Management             $ 27,638     $ 26,798    $ 27,646    $ 26,778    $ 26,601      (0.7)         (3.8)
                                          ========     ========    ========    ========    ========


Table III:                                                        Fund Flows - 3rd Quarter 2006 (millions)
                                                 ----------------------------------------------------------------------------

                                                                                             Market
                                                      June 30,              Net           Appreciation /        September 30,
                                                        2006            Cash Flows        (Depreciation)            2006
                                                   ----------------     -------------    -----------------    -----------------
Mutual Funds:
    Equities                                         $ 13,054                  ($94)                $ 221        $ 13,181
    Fixed Income                                          863                  (188)                    8             683
                                                          ---                  -----                    -             ---
Total Mutual Funds                                     13,917                  (282)                  229          13,864
                                                       ------                  -----                  ---          ------
Institutional & HNW Separate Accounts
    Equities                                           12,270                  (182)                  107          12,195
    Fixed Income                                           55                    (2)                    1              54
                                                           --                    ---                  ---              --
Total Institutional & HNW Separate Accounts            12,325                  (184)                  108          12,249
                                                       ------                  -----                  ---          ------

Investment Partnerships                                   536                   (51)                    3             488
                                                          ---                   ----                    -             ---
Total Assets Under Management                        $ 26,778                 ($517)                 $340        $ 26,601
                                                     ========                 ======                 ====        ========

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared To
Three Months Ended September 30, 2005

Consolidated Results - Three Months Ended September 30:

                (Unaudited; in thousands, except per share data)

                                                       2006          2005 (a)
                                                       ----          --------

Revenues
  Investment advisory and incentive fees                $49,751       $ 52,019
  Commission revenue                                      2,800          3,259
  Distribution fees and other income                      5,443          5,428
                                                    -----------    -----------
     Total revenues                                      57,994         60,706
Expenses
  Compensation and related costs                         24,161         24,972
  Management fee                                          3,026          3,240
  Distribution costs                                      5,024          5,175
  Other operating expenses                                7,563          7,019
                                                    -----------    -----------
     Total expenses                                      39,774         40,406
                                                    -----------    -----------
Operating income                                         18,220         20,300
Other income (expense)
Net gain from investments                                 4,663          6,937
Interest and dividend income                              7,665          5,216
Interest expense                                         (3,368)        (3,298)
                                                    -----------    -----------
Total other income (expense), net                         8,960          8,855
                                                    -----------    -----------
Income before taxes and minority interest                27,180         29,155
Income tax provision                                     10,192         10,933
Minority interest                                           104            176
                                                    -----------    -----------
Net income                                              $16,884        $18,046
                                                    ===========    ===========

Net income per share:
   Basic                                                $  0.60        $  0.60
                                                    ===========    ===========
   Diluted                                              $  0.59        $  0.59
                                                    ===========    ===========

Reconciliation of Net income to Adjusted EBITDA:

Net income                                              $16,884        $18,046
Interest Expense                                          3,368          3,298
Income tax provision and minority interest               10,296         11,109
Depreciation and amortization                               221            298
                                                    -----------    -----------
Adjusted EBITDA (b)                                    $ 30,769       $ 32,751
                                                    -----------    -----------



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


Consolidated Results - Nine Months Ended September 30:

                (Unaudited; in thousands, except per share data)
                ------------------------------------------------
                                                                                           Adjust-
                                                              2005 (e)     2006 (a)(e)     ments(b)     2006 (c)(e)
                                                             ----------    ----------     ----------    ----------
Revenues
  Investment advisory and incentive fees                      $ 157,068      $154,698         ($ 963)     $153,735
  Commission revenue                                              8,298         8,973              -         8,973
  Distribution fees and other income                             15,471        16,229                       16,229
                                                             ----------    ----------     ----------    ----------
                                                                                                   -
     Total revenues                                             180,837       179,900           (963)      178,937
Expenses
  Compensation and related costs                                 77,513        75,459              -        75,459
  Management fee                                                  7,759         8,153              -         8,153
  Distribution costs                                             15,923        15,568              -        15,568
  Reserve for settlement                                              -        11,900              -        11,900
  Other operating expenses                                       20,077        22,478            189        22,667
                                                             ----------    ----------     ----------    ----------
     Total expenses                                             121,272       133,558            189       133,747
                                                             ----------    ----------     ----------    ----------
Operating income                                                 59,565        46,342         (1,152)       45,190
Other income (expense)
Net gain from investments                                         7,919        18,260         13,772        32,032
Interest and dividend income                                     12,845        18,824          1,325        20,149
Interest expense                                                (10,502)      (10,046)          (591)     (10,637)
                                                             ----------    ----------     ----------    ----------
Total other income (expense), net                                10,262        27,038         14,506        41,544
                                                             ----------    ----------     ----------    ----------
Income before taxes and minority interest                        69,827        73,380         13,354        86,734
Income tax provision                                             26,186        28,718          5,008        33,726
Minority interest                                                   266           437          8,346         8,783
                                                             ----------    ----------     ----------    ----------
Net income                                                      $43,375       $44,225     $        -       $44,225
                                                             ==========    ==========     ==========    ==========

Net income per share:
   Basic                                                        $  1.45       $  1.54     $        -       $  1.54
                                                             ==========    ==========     ==========    ==========
   Diluted                                                      $  1.43       $  1.53     $        -       $  1.53
                                                             ==========    ==========     ==========    ==========

Reconciliation of Net income to Adjusted EBITDA:

Net income                                                      $43,375       $44,225      $       -       $44,225
Interest Expense                                                 10,502        10,046            591        10,637
Income tax provision and minority interest                       26,452        29,155         13,354        42,509
Depreciation and amortization                                       769           665              -           665
                                                             ----------    ----------     ----------    ----------
Adjusted EBITDA(d)                                             $ 81,098       $84,091      $  13,945       $98,036
                                                             ----------    ----------     ----------    ----------
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

Summary cash flow data is as follows:
                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     2006 (a)        2005 (a)
                                                   -----------      -----------
Cash flows used in:                                        (in thousands)
   Operating activities                          $   (32,515)     $   (25,780)
   Investing activities                               (3,447)          (5,520)
   Financing activities                              (26,810)         (20,686)
                                                   -----------      -----------
   Decrease                                          (62,772)         (51,986)
   Net increase in cash from investment
        partnerships and offshore funds
        consolidated under FIN 46R and EITF 04-5       1,754                -
   Effect of exchange rates on cash and cash
        equivalents                                      (54)             (60)
                                                   -----------      -----------
   Cash and cash equivalents at beginning
        of period                                    173,161          257,096
                                                   -----------      -----------
   Cash and cash equivalents at end of period     $  112,089       $  205,050
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

         At September 30, 2006, we had total cash and cash equivalents of $112.1 million, a decrease of $61.1 million from December 31, 2005. This decrease was primarily due to an increase in the purchase of securities during the nine month period ended September 30, 2006. Gabelli has established a collateral account, consisting of cash and cash equivalents and investments in securities totaling $53.5 million, to secure a letter of credit issued in favor of the holder of the $50 million 6% convertible note. On April 1, 2005, the letter of credit was reduced to $51.3 million and extended to September 22, 2006. Additionally, the principal of the convertible note was reduced to $50 million and limitations on the issuance of additional debt were removed. The expiration date of the related letter of credit was extended to May 22, 2007. Cash and cash equivalents and investments in securities held in the collateral account are restricted from other uses until the date of expiration. In addition, cash and cash equivalents and investments in securities held by investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5 are also restricted from use for general operating purposes. Total debt at September 30, 2006 was $232.3 million, consisting of the $50 million 6% convertible note, $100 million of 5.5% non-callable senior notes due May 15, 2013 and $82.3 million in 5.22% senior notes due February 17, 2007, issued pursuant to our mandatory convertible securities.

         Cash used in operating activities was $32.5 million in the first nine months of 2006 principally resulting from $837.9 million in purchases of investments in securities, a $36.8 million increase in receivable from brokers, $4.4 million in purchases of investments in partnerships and affiliates and $39.9 million from the net effects of the FIN 46R and EITF 04-5 consolidation. The uses were partially offset by $44.2 million in net income, proceeds from sales of investments in securities of $804.7 million, $11.8 million in distributions from investments in partnerships and affiliates and an increase in compensation payable of $11.8 million. Excluding the net effects of the consolidation of investment partnerships and offshore funds, our cash provided by operating activities was $7.4 million.

         Cash used in investing activities, related to purchases and sales of available for sale securities, was $3.4 million in the first nine months of 2006.

         Cash used in financing activities in the first nine months of 2006 was $26.8 million. The decrease in cash principally resulted from the repurchase of our class A common stock under the Stock Repurchase Program of $54.4 million partially offset by $29.6 million in contributions by partners into our investment partnerships. Excluding the net effects of the consolidation of investment partnerships and offshore funds, our net cash used in financing activities was $56.4 million.

         Cash used in operating activities was $25.8 million in the first nine months of 2005 principally resulting from purchases of $784.0 million of investments in securities, proceeds from sales of investments in securities of $683.3 million and a $4.3 million decrease in income taxes payable, partially offset by $43.4 million in net income, a $9.6 million decrease in investment advisory fees receivable and a $9.4 million increase in compensation payable.

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

         With respect to our proprietary investment activities, included in investments in securities of $503.8 million at September 30, 2006 were investments in Treasury Bills and Notes of $231.7 million, in mutual funds, largely invested in equity products, of $113.5 million, a selection of common and preferred stocks totaling $104.6 million and other investments of approximately $54.0 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. Of the approximately $104.6 million invested in common and preferred stocks at September 30, 2006, $25.3 million is related to our investment in Westwood Holdings Group Inc. and $12.4 million is invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Investments in partnerships and affiliates totaled $81.3 million at September 30, 2006, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities. These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

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

Item 4.  Controls and Procedures

         Management, with the participation of the Chief Executive Officer and under the supervision of the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2006. In conducting the aforementioned evaluation and assessment, management identified two material weaknesses in internal control over financial reporting relating to (i) the reporting of individual assets and liabilities of certain proprietary investment accounts in accordance with U.S. generally accepted accounting principles and
(ii) the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles, as further described Item 9A (b) of the Company's Form 10-K. These deficiencies were identified during the course of the 2006 audit. Accordingly, because of these material weaknesses, management concluded that the Company's disclosure controls and procedures were not effective, with respect to these items, as of December 31, 2006.
         As a result of the first material weakness, the Company restated its December 31, 2005 consolidated financial statements, included in Item 8 of the Company's Form 10-K, to properly reflect these proprietary investments. This first material weakness also resulted in errors in the Company's interim consolidated financial statements for the periods ended March 31, 2006, June 30, 2006, and September 30, 2006.
         Based upon the evaluation described above, management concluded that, as of September 30, 2006, the Company did not maintain effective internal control over financial reporting because of the effect of the material weaknesses described above.
          However, subsequent to December 31, 2006, we have taken steps to strengthen our disclosure controls, procedures and internal controls over financial reporting. These steps were taken to strengthen our processes relating to the material weaknesses discussed above. Specifically, we have implemented or are in the process of implementing the following internal control improvements:
o With regard to the first material weakness, we have implemented a new procedure to review the accounting treatment for all proprietary investments on a regular basis. We have also worked with the personnel in our operations and accounting areas who are responsible for the accounting for these proprietary investments to ensure that appropriate procedures are in place to more closely monitor proprietary investments. Although these design changes have been implemented, management has not had the opportunity to evaluate the operating effectiveness of these revised controls.
o With regard to the second material weakness, we are formalizing the process for identifying and evaluating non-routine and/or non-recurring transactions to ensure that the revised procedures will detect such transactions on a timely basis and ensure adequate evaluation for conformity with U.S. generally accepted accounting principles. This process is expected to be fully implemented in the first half of 2007.

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

Part II:  Other Information

        Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

               The following table provides information with respect to the shares of common stock we repurchased during the three months ended September 30, 2006:

                                               (c) Total Number of     (d) Maximum Number of
                  (a) Total    (b) Average      Shares Repurchased as   Shares That May Yet
                   Number of    Price Paid Per  Part of Publicly        Be Purchased Under
                   Shares       Share, net of   Announced Plans or      the Plans or
Period             Repurchased  Commissions     Programs                Programs
--------------------------------------------------------------------------------------------
7/01/06 - 7/30/06       45,800     $34.31              45,800              669,061
8/01/06 - 8/31/06       16,600     $34.56              16,600              652,461
9/01/06 - 9/30/06            -          -                   -              652,461
                  -------------                     ----------
Totals                  62,400                         62,400
                  =============                     ==========

Item 6       (a)    Exhibits

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


                                                   GAMCO INVESTORS, INC.
                                              ----------------------------------
                                                       (Registrant)


         April 13, 2007                       /s/ John C. Ferrara
         ------------------------             ----------------------------------
         Date                                 John C. Ferrara
                                              Interim Chief Financial Officer