Form 10-Q
period 2007-03-31
GAMCO INVESTORS, INC. ET AL
filed 2007-05-10
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                    ---------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2007
                               --------------
                                               or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from________to

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

                                 (914) 921-5100
--------------------------------------------------------------------------------
                Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes ___X___   No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___  Accelerated filer __X__  Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in
Exchange Act Rule 12b-2).   Yes ____  No__X__


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

          Class                                  Outstanding at April 30, 2007
          -----                                  -----------------------------
Class A Common Stock, .001 par value                             7,501,942
Class B Common Stock, .001 par value                            20,671,143

                                      INDEX
                                      ------

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION
--------------------------------------


Item 1.        Financial Statements (Unaudited)

               Condensed Consolidated Statements of Income:
               -    Three months ended March 31, 2006 and 2007


               Condensed Consolidated Statements of Financial Condition:
               -    December 31, 2006
               -    March 31, 2006
               -    March 31, 2007

               Condensed Consolidated Statements of Stockholders' Equity and
                  Comprehensive Income:
               -    Three months ended March 31, 2006 and 2007


               Condensed Consolidated Statements of Cash Flows:
               -    Three months ended March 31, 2006 and 2007


               Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosure about Market Risk)

Item 4.        Controls and Procedures

PART II.       OTHER INFORMATION
-------------------------------------------------

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 6.        Exhibits



SIGNATURES
-----------

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (In thousands, except per share data)




                                                    Three Months Ended
                                                        March 31,
                                                    ------------------
                                                      2006     2007
                                                    --------- --------

Revenues
  Investment advisory and incentive fees             $50,398  $56,560
  Commission revenue                                   3,551    4,020
  Distribution fees and other income                   5,335    6,026
                                                    --------- --------
     Total revenues                                   59,284   66,606
                                                    --------- --------
Expenses
  Compensation and related costs                      25,277   28,374
  Management fee                                       3,367    3,401
  Distribution costs                                   5,215    5,886
  Other operating expenses                             7,391    8,434
                                                    --------- --------
     Total expenses                                   41,250   46,095
                                                    --------- --------

Operating income                                      18,034   20,511
                                                    --------- --------
Other income (expense)
  Net gain from investments                           23,125    5,570
  Interest and dividend income                         6,373    8,002
  Interest expense                                    (3,875)  (3,380)
                                                    --------- --------
     Total other income, net                          25,623   10,192
                                                    --------- --------
Income before income taxes and minority interest      43,657   30,703
  Income tax provision                                16,371   11,207
  Minority interest                                    8,586      332
                                                    --------- --------
    Net income                                       $18,700  $19,164
                                                    ========= ========

Net income per share:
  Basic                                                $0.64    $0.68
                                                    ========= ========

  Diluted                                              $0.63    $0.67
                                                    ========= ========

Weighted average shares outstanding:
  Basic                                               29,180   28,228
                                                    ========= ========

  Diluted                                             30,185   29,196
                                                    ========= ========


Dividends declared:
   Quarterly                                           $0.03    $0.03
                                                    ========= ========


See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                      December 31, March 31, March 31,
                                         2006        2006      2007
                                      --------------------------------
ASSETS                                                 (Unaudited)

Cash and cash equivalents, including
 restricted cash of $2,079, $720 and
 $3,418.                                 $138,113  $126,842  $103,882
Investments in securities, including
 restricted securities of $52,116,
 $51,547 and $51,461.                     507,595   412,031   532,222
Investments in partnerships and
 affiliates                                81,884    89,250    68,651
Receivable from brokers                    53,682    77,731    22,794
Investment advisory fees receivable        31,094    16,619    20,375
Other assets                               24,863    20,798    20,095
                                      ------------ --------- ---------

   Total assets                          $837,231  $743,271  $768,019
                                      ============ ========= =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers                        $36,345    $3,406   $40,441
Income taxes payable, including
 deferred taxes of $363, $4,129, and
 $905.                                     12,075    14,539     4,267
Compensation payable                       35,098    34,296    43,414
Capital lease obligation                    2,781     2,943     2,721
Securities sold, not yet purchased          8,244     4,833    15,925
Accrued expenses and other
 liabilities                               41,053    20,590    32,000
                                      ------------ --------- ---------

   Total operating liabilities            135,596    80,607   138,768
                                      ------------ --------- ---------

Long term liability                             -         -     1,277
5.5% Senior notes (due May 15, 2013)      100,000   100,000   100,000
6% Convertible note, $50 million
 outstanding (due August 14, 2011)(a)      49,504    50,000    49,537
5.22% Senior notes (due February 17,
 2007)                                     82,308    82,308         -
                                      ------------ --------- ---------

     Total liabilities                    367,408   312,915   289,582

Minority interest                          21,082    19,997    13,784

Stockholders' equity
Class A Common Stock, $0.001 par
 value; 100,000,000 shares
 authorized; 12,055,872, 9,658,339
 and 12,141,696 issued, respectively;
 7,487,018, 5,645,985 and 7,514,242
 outstanding, respectively                     12        10        12
Class B Common Stock, $0.001 par
 value; 100,000,000 shares
 authorized; 24,000,000 shares
 issued, 20,754,217, 23,128,500 and
 20,671,143 shares outstanding,
 respectively                                  21        23        21
Additional paid-in capital                229,699   226,640   229,792
Retained earnings                         395,058   346,939   412,636
Accumulated comprehensive gain             10,427     2,985    11,031
Treasury stock, at cost (4,568,854,
 4,012,354 and 4,627,454 shares,
 respectively)                           (186,476) (166,238) (188,839)
                                      ------------ --------- ---------
   Total stockholders' equity             448,741   410,359   464,653
                                      ------------ --------- ---------

Total liabilities and stockholders'
 equity                                  $837,231  $743,271  $768,019
                                      ============ ========= =========

(a) At March 31, 2007 and December 31, 2006, the $50 million note conversion price was $53 per share. At March 31, 2006, the convertible note was 5% with a conversion price of $52 per share.

See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                    UNAUDITED
                                 (In thousands)


                                                 Three Months Ended
                                                       March 31,
                                               -----------------------
                                                 2006        2007
                                               --------- -------------
Stockholders' equity - beginning of period     $424,075      $448,741
Cumulative effect of applying the provisions
 of FIN 48 at January 1, 2007                         -          (822)
Comprehensive income:
  Net income                                     18,700        19,164
  Foreign currency translation adjustments           74             1
  Net unrealized gain on securities available
   for sale                                       2,455           685
                                               --------- -------------
Total comprehensive income                       21,229        19,850
                                               --------- -------------

Dividends declared                                 (867)         (846)
Stock based compensation expense                      6            21
Exercise of stock options including tax
 benefit                                            281            72
Purchase of treasury stock                      (34,365)       (2,363)
                                               --------- -------------
Stockholders' equity - end of period           $410,359      $464,653
                                               ========= =============



See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                   Three Months Ended
                                                        March 31,
                                                   -------------------
                                                     2006      2007
                                                   --------- ---------
Operating activities
Net income                                          $18,700   $19,164
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
Equity in gains from partnerships and affiliates     (2,864)   (2,246)
Depreciation and amortization                           224       307
Stock based compensation expense                          6        21
Tax benefit from exercise of stock options               66        25
Foreign currency loss                                     -         1
Impairment of goodwill                                    -        56
Amortization of debt discount                             -        33
Minority interest in net income of consolidated
 subsidiaries                                           240       275
Market value of donated securities                        -       122
Realized gains on sales of available for sale
 securities, net                                       (442)     (157)
Realized gains on sales of trading investments in
 securities, net                                     (6,585)   (6,469)
Change in unrealized value of investments in
 securities, net                                     (1,018)    2,524
(Increase) decrease in operating assets:
   Purchases of trading investments in securities (287,602) (435,468) Proceeds from sales of trading investments in
    securities                                      321,529   449,871
   Investments in partnerships and affiliates        (1,225)   (3,072)
   Distributions from partnerships and affiliates       848    11,485
   Investment advisory fees receivable                5,430    10,764
   Other receivables from affiliates                  6,669     4,804
   Receivable from brokers                          (62,873)   30,193
   Other assets                                        (884)     (355)
Increase (decrease) in operating liabilities:
   Payable to brokers                                  (531)    2,960
   Income taxes payable                               2,884    (6,818)
   Compensation payable                               6,040     8,222
   Accrued expenses and other liabilities               215    (8,652)
Effects of consolidation of investment
   partnerships and offshore funds consolidated
   under FIN 46R and EITF 04-5:
   Realized gains on sales of investments in
    securities and securities sold short, net       (11,917)     (278)
   Change in unrealized value of investments in
    securities and securities sold short, net        (1,430)      200
   Equity in net gains from partnerships and
    affiliates                                         (425)     (758)
   Purchases of trading investments in securities
    and securities sold short                      (642,059)  (14,550)
   Proceeds from sales of trading investments in
    securities and securities sold short            619,704    12,084
   Investments in partnerships and affiliates          (982)   (2,000)
   Distributions from partnerships and affiliates       380       500
   Increase in advisory fees receivable                   -       (45)
   (Increase) decrease in receivable from brokers   (12,469)      695
   Decrease (increase) in other assets                  354       (58)
   Increase in payable to brokers                     5,783     1,135
   (Decrease) increase in accrued expenses and
    other liabilities                                (9,786)       49
   Income related to investment partnerships and
    offshore funds consolidated under FIN 46R and
    EITF 04-5, net                                   14,430       490
                                                   --------- ---------
Total adjustments                                   (58,290)   55,890
                                                   --------- ---------
Net cash provided by (used in) operating
 activities                                         (39,590)   75,054
                                                   --------- ---------

                GAMCO INVESTORS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              UNAUDITED
                            (In thousands)
                                                   Three Months Ended
                                                        March 31,
                                                   -------------------
                                                     2006      2007
                                                   --------- ---------

Investing activities
Purchases of available for sale securities           (3,006)  (25,031)
Proceeds from sales of available for sale
 securities                                           1,486       939
                                                   --------- ---------
Net cash used in investing activities                (1,520)  (24,092)
                                                   --------- ---------

Financing activities
Distributions related to investment partnerships
 and offshore funds consolidated under FIN 46R and
 EITF 04-5, net                                      28,190       516
Retirement of 5.22% senior notes                          -   (82,308)
Proceeds from exercise of stock options                 215        48
Dividends paid                                         (867)     (846)
Subsidiary stock repurchased from minority
 shareholders                                             -      (241)
Purchase of treasury stock                          (34,365)   (2,363)
                                                   --------- ---------
Net cash used in financing activities                (6,827)  (85,194)
                                                   --------- ---------
Net decrease in cash and cash equivalents           (47,937)  (34,232)
Net increase in cash from partnerships and
 offshore funds consolidated under FIN 46R and
 EITF 04-5                                            1,550         -
Effect of exchange rates on cash and cash
 equivalents                                             68         1
Cash and cash equivalents at beginning of period    173,161   138,113
                                                   --------- ---------
Cash and cash equivalents at end of period         $126,842  $103,882
                                                   ========= =========

See accompanying notes.

                     GAMCO INVESTORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

A.  Basis of Presentation

         Unless we have indicated otherwise, or the context otherwise requires, references in this report to "GAMCO Investors, Inc.," "GAMCO," "the Company," "we," "us" and "our" or similar terms are to GAMCO Investors, Inc. (formerly Gabelli Asset Management Inc.), its predecessors and its subsidiaries.

         The unaudited interim Condensed Consolidated Financial Statements of GAMCO Investors, Inc. included herein have been prepared in conformity with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring and non-recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of GAMCO for the interim periods presented and are not necessarily indicative of a full year's results.

         In preparing the unaudited interim condensed consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

         The condensed consolidated financial statements include the accounts of GAMCO and its subsidiaries. All material intercompany accounts and transactions are eliminated.

         These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, from which the accompanying Condensed Consolidated Statement of Financial Condition was derived.

         Certain items previously reported have been reclassified to conform to the current period's financial statement presentation.

Changes in Accounting Policy

          GAMCO has changed its accounting policy to reflect the adoption of FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FAS 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted this interpretation on January 1, 2007. In accordance with the method of adoption prescribed in the Interpretation, FIN 48 has been applied prospectively as of the date of adoption, and periods prior to adoption have not been retroactively restated or reclassified. See Note F for further details.

B.  Recent Accounting Developments

          In February 2006, the FASB issued FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140," ("Statement 155") that amends FASB Statements No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("Statement 133") and No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125" ("Statement 140"). The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement 155 does not permit prior period restatement. The statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company adopted this statement on January 1, 2007. The impact of adopting this statement has been immaterial to the Company's consolidated financial statements.

          In April 2006, the FASB issued FSP FIN 46R-6 "Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)" ("FSP"). The FSP addresses certain major implementation issues related to FIN 46R, specifically how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The FSP is effective as of the beginning of the first day of the first reporting period beginning after September 15, 2006. The Company adopted this Statement on January 1, 2007. The impact of adopting this statement has been immaterial to the Company's consolidated financial statements.

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

          In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (the "SAB"). The SAB addresses diversity in how companies consider and resolve the quantitative effect of financial statement misstatements. The SAB is effective as of the beginning of the first day of the first reporting period beginning after November 15, 2006. The Company adopted this SAB on January 1, 2007. The impact of adopting this SAB has been immaterial to the Company's consolidated financial statements.

          In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115," ("Statement 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The standard's objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company plans to adopt this statement on January 1, 2008. The impact of adopting Statement 159 is expected to be immaterial to the Company's consolidated financial statements.

C.  Investment in Securities

         Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each condensed consolidated statement of financial condition date. Investments in Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities and with maturities of three months or less at time of purchase are classified as cash and cash equivalents. Investments in securities are accounted for as either "trading securities" or "available for sale" ("AFS") and are stated at quoted market values. Securities that are not readily marketable are stated at their estimated fair values as determined by our management. The resulting unrealized gains and losses for trading securities are included in net gain from investments, and the unrealized gains and losses for available for sale securities, net of management fees and tax, are reported as a separate component of stockholders' equity except for losses deemed to be other than temporary which are recorded as realized losses in the statement of income. For the three months ended March 31, 2007 and 2006, there was no impairment of AFS securities. Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase. These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility. At March 31, 2007 and 2006, the market value of securities sold, not yet purchased was $15.9 million and $4.8 million, respectively.

          The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards ("FAS") No. 133 ("Statement No. 133"), Accounting for Derivative Instruments and Hedging Activities, as amended. Statement No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. The Company uses swaps and treasury futures to manage its exposure to market and credit risks from changes in certain equity prices, interest rates, and volatility and does not hold or issue swaps and treasury futures for speculative or trading purposes. These swaps and treasury futures are not designated as hedges, and changes in fair values of these derivatives are recognized in earnings as gains (losses) on derivative contracts. The fair value of swaps and treasury futures are included in the investments in securities in the statements of financial condition, and gains and losses from the swaps and treasury futures are included in net gain from investments in the condensed consolidated statements of income. At March 31, 2007 and 2006, the market value of derivatives was $21.4 million and $6.4 million, respectively.

         At March 31, 2007 and 2006, the market value of investments available for sale was $126.1 million and $87.6 million, respectively. Unrealized gains in market value, net of management fee and taxes, of $11.0 million and $3.0 million have been included in stockholders' equity for the three month periods ended March 31, 2007 and 2006, respectively.

         Proceeds from sales of investments available for sale were approximately $0.9 million and $1.5 million for the three-month periods ended March 31, 2007 and 2006, respectively. For the first three months of 2007, gross gains on the sale of investments available for sale amounted to $157,000; there were no gross losses on the sale of investments available for sale. For the first three months of 2006, gross gains on the sale of investments available for sale amounted to $442,000; there were no gross losses on the sale of investments available for sale.

D. Investments in Partnerships and Affiliates

          Beginning January 1, 2006, the provisions of FIN 46R and EITF 04-5 required consolidation of the majority of our investment partnerships and offshore funds managed by our subsidiaries into our consolidated financial statements. However, since we amended the agreements of certain investment partnerships and an offshore fund on March 31, 2006, FIN 46R and EITF 04-5 only required us to consolidate these entities on our condensed consolidated statement of income and condensed consolidated statement of cash flows for the first quarter 2006. We were not required to consolidate these entities on our condensed consolidated statement of financial condition at March 31, 2006. In addition, these partnerships and offshore funds, for which the agreements were amended, were not required to be consolidated within our condensed consolidated statement of income and condensed consolidated statement of cash flows or on our condensed consolidated statement of financial condition for any period subsequent to the first quarter 2006 and will continue to not be required as long as GBL does not maintain direct or indirect control over the investment partnerships and offshore funds, which remains the case at and for the quarter ended March 31, 2007. For the quarter ended March 31, 2006, the consolidation of these entities had no effect on net income but did affect the classification of income between operating and other income.

          From January 1, 2006 to December 31, 2006, we have also consolidated five other investment partnerships and two offshore funds in which we have a direct or indirect controlling financial interest, and we will continue to consolidate these in future periods as long as we continue to maintain a direct or indirect controlling financial interest. From January 1, 2007 to March 31, 2007, we consolidated five other investment partnerships and one offshore fund in which we have a direct or indirect controlling financial interest.

          For the quarters ended March 31, 2007 and 2006, the consolidation of these entities had no impact on net income but did result in (a) the elimination of revenues and expenses which are now intercompany transactions; (b) the recording of all the partnerships' operating expenses of these entities including those pertaining to third-party interests; (c) the recording of all other income of these entities including those pertaining to third-party interests; (d) recording of income tax expense of these entities including those pertaining to third party interests; and (e) the recording of minority interest which offsets the net amount of any of the partnerships' revenues, operating expenses, other income and income taxes recorded in these respective line items which pertain to third-party interest in these entities. While this had no impact on net income, the consolidation of these entities did affect the classification of income between operating and other income. Cash and cash equivalents and investments in securities held by investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5 are also restricted from use for general operating purposes.

E. Debt

          In February 2007, the Company retired the $82.3 million in 5.22% Senior Notes due February 17, 2007 plus accrued interest from its cash and cash equivalents and investments. This debt was originally issued in connection with GBL's sale of mandatory convertible securities in February 2002 and was remarketed in November 2004.

F. Income Taxes and Adoption of FIN 48

          The effective tax rate for the three months ended March 31, 2007 was 36.5% compared to the prior year period's effective rate of 37.5% due to reduced state and local taxes.

          In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is an interpretation of FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted this interpretation on January 1, 2007.

          As of January 1, 2007, the Company had a gross unrecognized tax benefit, of approximately $2.6 million, of which recognition of $2.5 million would impact the Company's effective tax rate. As of March 31, 2007, the total amount of gross unrecognized tax benefits was approximately $2.6 million, of which recognition of $2.5 million would impact the Company's effective tax rate. The Company had a cumulative effect of adopting FIN 48 of $0.8 million, and therefore an adjustment was recorded to retained earnings upon such adoption.

          The Company's historical accounting policy with respect to penalties and interest related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN 48. As of January 1, 2007, the total amount of accrued penalties and interest related to uncertain tax positions recognized in the condensed consolidated statement of financial condition was approximately $1.4 million.

          The Internal Revenue Service ("IRS") is currently auditing the 2003 and 2004 federal income tax returns. The 2005 and 2006 federal income tax returns remain subject to potential future audit by the IRS, and it is reasonably possible that the Company will conclude the audits within the next 12-month period. It is estimated that the Company's FIN 48 liability could decrease by approximately $0.3 million upon the conclusion of these audits.

          The Company is currently being audited in one state jurisdiction for its income tax returns filed between 1999 and 2003. The state income tax returns for all years after 2002 are subject to potential future audit by tax authorities in the Company's major state tax jurisdictions. It is reasonably possible that the Company will conclude the audits of 1999 and 2000 within the next 12-month period, and it is estimated that the Company's FIN 48 liability could decrease by approximately $0.7 million upon the conclusion of these audits.

          Income tax expense is based on pre-tax financial accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FIN 48. Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or concluded. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

G. Earnings Per Share

   The computations of basic and diluted net income per share are as follows:

                                                  Three Months Ended
                                                        March 31,
(in thousands, except per share amounts)             2006      2007
                                                   ---------- --------
Basic:
Net income                                           $18,700  $19,164
Average shares outstanding                            29,180   28,228
                                                   ---------- --------
Basic net income per share                             $0.64    $0.68
                                                   ========== ========

Diluted:
Net income                                           $18,700  $19,164
Add interest expense on convertible note, net of
 management fee and taxes                                352      429
                                                   ---------- --------
Total                                                $19,052  $19,593
                                                   ========== ========

Average shares outstanding                            29,180   28,228
Dilutive stock options                                    43       25
Assumed conversion of convertible note                   962      943
                                                   ---------- --------
Total                                                 30,185   29,196
                                                   ========== ========
Diluted net income per share                           $0.63    $0.67
                                                   ========== ========

H. Stockholders' Equity

         Shares outstanding on March 31, 2007 were 28.2 million, level with December 31, 2006 and approximately 1.9% lower than the 28.8 million shares outstanding on March 31, 2006. Fully diluted shares outstanding for the first quarter of 2007 were 29.2 million, unchanged from the fourth quarter 2006 fully diluted shares outstanding and 3.3% below our fully diluted shares of 30.2 million for the first quarter 2006.

         The Board of Directors declared a quarterly dividend of $0.03 per share that was paid on March 28, 2007 to shareholders of record on March 15, 2007.

Stock Award and Incentive Plan

         Effective January 1, 2003, we adopted the fair value recognition provisions of FAS No. 123 in accordance with the transition and disclosure provisions under the recently issued FAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure."

         We adopted FAS 123 (R) on January 1, 2005. In light of our modified prospective adoption of the fair value recognition provisions of FAS 123 (R) for all grants of employee stock options, the adoption of FAS 123 (R) did not have a material impact on our consolidated financial statements. For the three months ended March 31, 2007 and 2006, we recognized stock-based compensation expense of $21,000 and $6,000, respectively. The total compensation costs related to non-vested awards not yet recognized is approximately $216,000. This will be recognized as expense in the following periods:

            Remainder
             of 2007            2008           2009         2010
            ---------           -----          ----         -----
             $71,000           $89,000       $47,000       $9,000

          Proceeds from the exercise of 2,750 and 10,000 stock options were $48,000 and $215,000 for the three months ended March 31, 2007 and 2006, respectively, resulting in a tax benefit to GAMCO of $25,000 and $66,000 for the three months ended March 31, 2007 and 2006, respectively.

 Stock Repurchase Program

         In March 1999, the Board of Directors established the Stock Repurchase Program to grant us authority to repurchase shares of our Class A common stock. For the three months ended March 31, 2007, we repurchased 58,600 shares at an average investment of $40.32. Since the inception of the program we have repurchased 4,728,258 shares at an average investment of $39.46 per share. At March 31, 2007, the total shares available under the program to be repurchased was approximately 989,000.

I. Goodwill

          In accordance with FAS 142 "Accounting for Goodwill and Other Intangible Assets," we assess the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant, using a present value cash flow method. There was an impairment charge of $56,000 recorded for the three months ended March 31, 2007 as a result of the voluntary deregistration of an inactive broker dealer subsidiary. There was no impairment charge recorded for the three months ended March 31, 2006. At March 31, 2007, there remains $3.5 million of goodwill related to our 92%-owned subsidiary, Gabelli Securities, Inc.

J.  Other Matters

          Since September 2003, GBL and certain of its subsidiaries have been cooperating with inquiries from the N.Y. Attorney General's office and the SEC by providing documents and testimony regarding certain mutual fund share trading practices. As a result of discussions with the SEC for a potential resolution of their inquiry, GBL recorded a reserve against earnings of approximately $15 million in 2006. Since these discussions are ongoing, we cannot determine at this time whether they will ultimately result in a settlement of this matter, whether our reserves will be sufficient to cover any payments by GBL related to such a settlement, or whether and to what extent insurance may cover such payments.

          We indemnify our clearing brokers for losses they may sustain from the customer accounts introduced by our broker-dealer subsidiaries. In accordance with NYSE rules, customer balances are typically collateralized by customer securities or supported by other recourse provisions. In addition, we further limit margin balances to a maximum of 25% versus 50% permitted under Regulation T of the Federal Reserve Board and exchange regulations. At March 31, 2007 and 2006, the total amount of customer balances subject to indemnification (i.e. margin debits) was immaterial. The Company also has entered into arrangements with various other third parties which provide for indemnification against losses, costs, claims and liabilities arising from the performance of their obligations under our agreement, except for gross negligence or bad faith. The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote. Utilizing the methodology in the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", our estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the financial statements.

K. Subsequent Events

          From April 1 through May 1, 2007, we repurchased 12,300 shares of our class A common stock, under the Stock Repurchase Program, at an average investment of $43.85 per share.

          On April 18, 2007, the Company and Cascade Investment L.L.C. ("Cascade") agreed to amend the terms of the $50 million convertible note maturing in August 2011 to extend the exercise date for Cascade's put option from May 15, 2007 to December 17, 2007 and to extend the expiration date of the related letter of credit to December 24, 2007.

         On May 8, 2007, our Board of Directors declared a quarterly dividend of $0.03 per share to be paid on June 28, 2007 to shareholders of record on June 15, 2007.

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

          As of March 31, 2007, we had a record $29.4 billion of assets under management (AUM), approximately 97.8% of which were in equity products. Our equity open-end mutual funds and closed-end funds had a record $15.1 billion in AUM at quarter end, 6.0% above the $14.2 billion on December 31, 2006 and 11.8% ahead of the $13.6 billion on March 31, 2006. In the institutional and high net worth segment of our business, GAMCO Asset Management Inc. had $13.2 billion in separately managed equity accounts under management on March 31, 2007, an increase of $0.6 billion compared to $12.6 billion on both December 31, 2006 and March 31, 2006, respectively. Assets in our investment partnerships were $477 million on March 31, 2007 versus $491 million on December 31, 2006 and $681 million on March 31, 2006. We receive incentive and fulcrum fees for our investment partnership assets, certain institutional client assets as well as preferred issues for our closed-end funds and on our new closed-end fund launched in January 2007, the Gabelli Global Deal Fund. As of March 31, 2007 incentive and fulcrum fee assets were $3.5 billion, an increase of 9.0% versus the $3.2 billion on both December 31, 2006 and March 31, 2006. Fixed income assets, primarily money market mutual funds, totaled $640 million on March 31, 2007 compared to AUM on $794 million on December 31, 2006 and AUM of $866 million on March 31, 2006.

          We have been notified by a client that it is selling a portion of its mutual fund business to an investment firm and that the buyer plans to replace all sub-advisors. This will reduce our March 31, 2007 AUM by $551 million. We continue to manage an additional $1.7 billion for this client. Our performance has been solid.

     The company reported Assets Under Management as follows:

Table I:                                Assets Under Management (millions)
                                        -----------------------------------

                                            March 31           %
                                        -----------------
                                           2006     2007   Inc. (Dec.)
                                        -------- -------- ------------
Mutual Funds:
   Open-end                              $8,176   $8,858          8.3%
   Closed-end                             5,284    6,188         17.1
   Fixed Income                             807      591        (26.8)
                                        -------- --------
Total Mutual Funds                       14,267   15,637          9.6
                                        -------- --------
Institutional & Separate Accounts:
   Equities: direct                       9,853   10,587          7.4
       " sub-advisory                     2,786    2,608         (6.4)
   Fixed Income                              59       49        (16.9)
                                        -------- --------
Total Institutional & Separate Accounts  12,698   13,244          4.3
                                        -------- --------
Investment Partnerships                     681      477        (30.0)
                                        -------- --------
Total Assets Under Management           $27,646  $29,358          6.2
                                        ======== ========

   Equities                             $26,780  $28,718          7.2
   Fixed Income                             866      640        (26.1)
                                        -------- --------
Total Assets Under Management           $27,646  $29,358          6.2
                                        ======== ========


Table II:                                         Assets Under Management (millions)
                              --------------------------------------------------------------------------
                                                                                  % Increase/(decrease)
                                   3/06       6/06      9/06     12/06      3/07    12/06          3/06
                              ---------- ---------- --------- --------- --------- -------- -------------
Mutual Funds
   Open-end                      $8,176     $7,796    $7,854    $8,389    $8,858      5.6%          8.3%
   Closed-end                     5,284      5,258     5,327     5,806     6,188      6.6          17.1
   Fixed income                     807        863       683       744       591    (20.6)        (26.8)
                              ---------- ---------- --------- --------- ---------
Total Mutual Funds               14,267     13,917    13,864    14,939    15,637      4.7           9.6
                              ---------- ---------- --------- --------- ---------
Institutional & Separate
 Accounts:
   Equities: direct               9,853      9,520     9,470    10,282    10,587      3.0           7.4
       " sub-advisory             2,786      2,750     2,725     2,340     2,608     11.5          (6.4)
   Fixed Income                      59         55        54        50        49     (2.0)        (16.9)
                              ---------- ---------- --------- --------- ---------
Total Institutional &
 Separate Accounts               12,698     12,325    12,249    12,672    13,244      4.5           4.3
                              ---------- ---------- --------- --------- ---------
Investment Partnerships             681        536       488       491       477     (2.9)        (30.0)
                              ---------- ---------- --------- --------- ---------
Total Assets Under Management   $27,646    $26,778   $26,601   $28,102   $29,358      4.5           6.2
                              ========== ========== ========= ========= =========


Table III:               Fund Flows - 1st Quarter 2007 (millions)
                     -------------------------------------------------

                                                 Market
                     December 31,    Net     Appreciation /  March 31,
                         2006     Cash Flows  (Depreciation)   2007
                     ------------ ---------- --------------- ---------
Mutual Funds:
    Equities             $14,195       $513            $338   $15,046
    Fixed Income             744       (170)             17       591
                     ------------ ---------- --------------- ---------
Total Mutual Funds        14,939        343             355    15,637
                     ------------ ---------- --------------- ---------
Institutional &
 Separate Accounts
    Equities: direct      10,282       (152)            457    10,587
      " sub-advisory       2,340        151             117     2,608
    Fixed Income              50         (2)              1        49
                     ------------ ---------- --------------- ---------
Total Institutional
 & Separate Accounts      12,672         (3)            575    13,244
                     ------------ ---------- --------------- ---------

Investment
 Partnerships                491        (26)             12       477
                     ------------ ---------- --------------- ---------
Total Assets Under
 Management              $28,102       $314            $942   $29,358
                     ============ ========== =============== =========

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

          As part of our review, hundreds of documents were examined and approximately fifteen individuals were interviewed. We have found no evidence that any employee participated in or facilitated any "late trading". We also have found no evidence of any improper trading in our mutual funds by our investment professionals or senior executives. As we previously reported, we did find that in August of 2002, we banned an account, which had been engaging in frequent trading in our Global Growth Fund (the prospectus of which did not impose limits on frequent trading) and which had made a small investment in one of our hedge funds, from further transactions with our firm. Certain other investors had been banned prior to that. We also found that certain discussions took place in 2002 and 2003 between GBL's staff and personnel of an investment advisor regarding possible frequent trading in certain Gabelli domestic equity funds. In June 2006, we began discussions with the SEC staff for a potential resolution of their inquiry. In February 2007, one of our advisory subsidiaries made an offer of settlement to the SEC staff for communication to the Commission for its consideration to resolve this matter. This offer of settlement is subject to final agreement regarding the specific language of the SEC's administrative order and other settlement documents. As a result of these developments, we recorded a reserve of approximately $15.0 million in 2006. No change to the reserve amount has been recorded during the first quarter of 2007. Since these discussions are ongoing, we cannot determine at this time whether they will ultimately result in a settlement of this matter, whether our reserves will be sufficient to cover any payments by GBL related to such a settlement, or whether and to what extent insurance may cover such payments.

          In September 2005, we were informed by the staff of the SEC that they may recommend to the Commission that one of our advisory subsidiaries be held accountable for the actions of two of the eight closed-end funds managed by the subsidiary relating to Section 19(a) and Rule 19a-1 of the Investment Company Act of 1940. These provisions require registered investment companies to provide written statements to shareholders when a dividend is made from a source other than net investment income. While the funds sent annual statements containing the required information and Form 1099-Div statements as required by the IRS, the funds did not send written statements to shareholders with each distribution in 2002 and 2003. The staff indicated that they may recommend to the Commission that administrative remedies be sought, including a monetary penalty. The closed-end funds changed their notification procedures, and we believe that all of the funds are now in compliance.

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

RESULTS OF OPERATIONS

          In the first quarter of 2006, the provisions of FASB Interpretation No. 46R ("FIN 46R") and Emerging Issue Task Force 04-5 ("EITF 04-5") required the consolidation of our investment partnerships and offshore funds managed by our subsidiaries into our consolidated financial statements. However, since we amended the agreements of certain investment partnerships and an offshore fund on March 31, 2006, FIN 46R and EITF 04-5 only required us to consolidate these entities on our consolidated condensed statement of income for the first quarter 2006. Accordingly, to provide a better understanding of our core results and trends, GAMCO has provided the 2006 results throughout the following analysis before adjusting for FIN 46R and EITF 04-5. These results are not presented in accordance with generally accepted accounting principles ("GAAP") in the United States. A reconciliation of these non-GAAP financial measures to results presented in accordance with GAAP is presented below.

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006

Consolidated Results - Three Months Ended March 31st:

                (Unaudited; in thousands, except per share data)
                 ----------------------------------------------


                                            Adjust-
                          2006 (a) 2006 (b) ments(c) 2006 (d) 2007 (e)
                          -------- -------- -------- -------- --------
Revenues
  Investment advisory and
   incentive fees         $51,689  $51,361   ($ 963) $50,398  $56,560
  Commission revenue        3,451    3,551        -    3,551    4,020
  Distribution fees and
   other income             5,435    5,335        -    5,335    6,026
                          -------- -------- -------- -------- --------
     Total revenues        60,575   60,247     (963)  59,284   66,606
Expenses
  Compensation and
   related costs           27,509   25,277        -   25,277   28,374
  Management fee            3,478    3,367        -    3,367    3,401
  Distribution costs        5,215    5,215        -    5,215    5,886
  Other operating
   expenses                 7,391    7,202      189    7,391    8,434
                          -------- -------- -------- -------- --------
     Total expenses        43,593   41,061      189   41,250   46,095
                          -------- -------- -------- -------- --------
Operating income           16,982   19,186   (1,152)  18,034   20,511
Other income (expense)
Net gain from investments  23,125    9,353   13,772   23,125    5,570
Interest and dividend
 income                     6,373    5,048    1,325    6,373    8,002
Interest expense           (3,875)  (3,284)    (591)  (3,875)  (3,380)
                          -------- -------- -------- -------- --------
Total other income
 (expense), net            25,623   11,117   14,506   25,623   10,192
                          -------- -------- -------- -------- --------
Income before taxes and
 minority interest         42,605   30,303   13,354   43,657   30,703
Income tax provision       15,977   11,363    5,008   16,371   11,207
Minority interest           7,350      240    8,346    8,586      332
                          -------- -------- -------- -------- --------
Net income                $19,278  $18,700       $-  $18,700  $19,164
                          ======== ======== ======== ======== ========

Net income per share:
   Basic                    $0.66    $0.64       $-    $0.64    $0.68
                          ======== ======== ======== ======== ========
   Diluted                  $0.65    $0.63       $-    $0.63    $0.67
                          ======== ======== ======== ======== ========

Reconciliation of Net income to Adjusted EBITDA:

Net income                $19,278  $18,700       $-  $18,700  $19,164
Interest Expense            3,875    3,284      591    3,875    3,380
Income tax provision and
 minority interest         23,327   11,603   13,354   24,957   11,539
Depreciation and
 amortization                 224      224        -      224      307
                          -------- -------- -------- -------- --------
Adjusted EBITDA(d)        $46,704  $33,811  $13,945  $47,756  $34,390
                          -------- -------- -------- -------- --------
(a)   As originally reported.
(b) Financial results before adjustments relating to FIN 46R and EITF 04-5 as described above and in Note D to the condensed consolidated financial statements in this report on Form 10-Q (not GAAP).
(c)   Adjustments relating to FIN 46R and EITF 04-5.
(d)   GAAP basis.
(e)   GAAP basis.

         Total revenues were $66.6 million in the first quarter of 2007 up $7.3 million or 12.4% from total revenues of $59.3 million reported in the first quarter of 2006. Operating income was $20.5 million, an increase of $2.5 million or 13.7% from the $18.0 million in the first quarter of 2006. Total other income, net of interest expense, decreased to $10.2 million for the first quarter 2007, a decrease of $15.4 million from the $25.6 million for first quarter 2006. In the short-run, our results remain sensitive to changes in the equity market. Net income for the quarter was $19.2 million or $0.67 per fully diluted share versus $18.7 million or $0.63 per fully diluted share in the prior year's quarter.

         Total revenues were $66.6 million in the first quarter of 2007, up $6.4 million or 10.6% from total revenues of $60.2 million in 2006 excluding the adjustments relating to FIN 46R and EITF 04-5 as described above. Operating income was $20.5 million, an increase of $1.3 million or 6.9% from the $19.2 million in 2006 on a comparable reporting basis. Total other income, net of interest expense, was $10.2 million for the first quarter 2007 compared to $11.1 million in 2006 on a comparable reporting basis.

         Investment advisory and incentive fees increased $6.2 million or 12.2% to $56.6 million from $50.4 million in 2006. Investment advisory and incentive fees increased $5.2 million or 10.1% from $51.4 million in 2006 excluding the adjustments relating to FIN 46R and EITF 04-5. Investment partnership revenues increased to $1.7 million in the first quarter of 2007 from $0.6 million in the prior year period. Our closed-end funds revenue increased 15.2% to $11.8 million in the first quarter 2007 up from $10.3 million in the prior year's quarter. This increase was primarily due to higher assets under management. For the first quarter 2007, our revenues of $21.4 million from open-end mutual funds were 6.3% higher from the prior year period revenues of $20.1 million. Revenues from our institutional and high net worth separate accounts business, which are generally billed based on asset levels at the beginning of a quarter, increased by 11.5% to $21.6 million in the first quarter 2007 from $19.4 million in the 2006 quarter.

          Commission revenues from our institutional research affiliate, Gabelli & Company, Inc., were $4.0 million in the first quarter 2007, up 13.2% from the prior year. The increase was primarily due to an increase in average revenue earned per share traded.

         Revenues from the distribution of mutual funds and other income were $6.0 million in the first quarter of 2007 versus $5.3 million in the first quarter of 2006. The increase in fees was principally due to higher average assets under management in class C shares, which have 12b-1 fees of 1% in 2007 as compared to the prior year's period.

         Total expenses, excluding management fee, were $42.7 million in the first quarter of 2007, a 12.7% increase from total expenses of $37.9 million in the first quarter of 2006.

         Compensation and related prior year costs, which are largely variable, were $28.4 million or 12.3% higher than the $25.3 million recorded in the prior year period. This increase was primarily due to higher variable compensation and increased salaries and bonuses of $1.5 million. Management fee expense, which is totally variable and based on pretax income, remained flat at $3.4 million in the first quarter of 2007 and 2006.

         Distribution costs were $5.9 million, an increase of 12.9% from $5.2 million in the prior year's period. Other operating expenses increased by $1.0 million to $8.4 million in the first quarter of 2007 from the prior year first quarter of $7.4 million. This increase was primarily due to contributions to charities.

         Other income, net of interest expense, was $10.2 million in the first quarter of 2007, a decline of $15.3 million from $25.6 million in the first quarter of 2006. The 2006 results include $14.5 million relating to adjustments for FIN 46R and EITF 04-5. Excluding the adjustments relating to FIN 46R and EITF 04-5, other income, net of interest expense, was $11.1 million for first quarter 2006.

         Interest expense fell to $3.4 million for first quarter 2007 from $3.9 million for the prior year quarter. The decrease was primarily due to lower debt outstanding as a result of the retirement of the 5.22% senior notes in February 2007.

          The effective tax rate for the three months ended March 31, 2007 was 36.5% compared to the prior year period's effective rate of 37.5% due to reduced state and local taxes.

         Minority interest decreased to $0.3 million in 2007 from $8.6 million in 2006 principally due to adjustments related to the consolidation of investment partnerships and offshore fund in accordance with FIN 46R and EITF 04-5 during first quarter 2006. Excluding the adjustments relating to FIN 46R and EITF 04-5, minority interest was $0.2 million for the first quarter 2006.

LIQUIDITY AND CAPITAL RESOURCES

          Our assets are primarily liquid, consisting mainly of cash, short term investments, securities held for investment purposes and investments in partnerships and affiliates in which we are a general partner, limited partner or investment manager. Investments in partnerships and affiliates are generally illiquid; however the underlying investments in such entities are generally liquid and the valuations of the investment partnerships and affiliates reflect this underlying liquidity.

    Summary cash flow data is as follows:


                                            Three Months Ended March 31,
                                            ----------------------------
                                                 2006        2007
                                               ---------   ---------
  Cash flows (used in) provided by:               (in thousands)
     Operating activities                      $(39,590)    $75,054
     Investing activities                        (1,520)    (24,092)
     Financing activities                        (6,827)    (85,194)
                                               ---------   ---------
     Decrease                                   (47,937)    (34,232)
     Net increase in cash from investment
      partnerships and offshore funds
      consolidated under FIN 46R and EITF 04-5    1,550           -
     Effect of exchange rates on cash and cash
      equivalents                                    68           1
     Cash and cash equivalents at beginning of
      period                                    173,161     138,113
                                               ---------   ---------
     Cash and cash equivalents at end of
      period                                   $126,842    $103,882
                                               =========   =========

          Cash requirements and liquidity needs have historically been met through cash generated by operating activities and through our borrowing capacity. We have received investment grade ratings from both Moody's Investors Services and Standard & Poor's Rating Services. These investment grade ratings expand our ability to attract both public and private capital. Our shelf registrations provide us opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $520 million.

          At March 31, 2007, we had total cash and cash equivalents of $103.9 million, a decrease of $34.2 million from December 31, 2006. Gabelli has established a collateral account, consisting of cash and cash equivalents and investments in securities totaling $51.5 million, to secure a letter of credit issued in favor of the holder of the $50 million 6% convertible note. On April 18, 2007, a put option the note holder may exercise was extended from May 15, 2007 to December 17, 2007 and the letter of credit was extended from May 15, 2007 to December 24, 2007. Cash and cash equivalents and investments in securities held in the collateral account are restricted from other uses until the date of expiration. Cash and cash equivalents and investments in securities held by investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5 are also restricted from use for general operating purposes. Total debt outstanding at March 31, 2007 was $150.0 million, consisting of the $50 million 6% convertible note and $100 million of 5.5% non-callable senior notes due May 15, 2013. In February 2007, the Company retired the $82.3 million in 5.22% Senior Notes due February 17, 2007 plus accrued interest from its cash and cash equivalents and investments. This debt was originally issued in connection with GBL's sale of mandatory convertible securities in February 2002 and was remarketed in November 2004.

          For the three months ended March 31, 2007, cash provided by operating activities was $75.1 million principally resulting from $19.2 million in net income, proceeds from sales of investments in securities of $462.0 million and a $30.9 million decrease in receivable from brokers. This was partially offset by $450.0 million in purchases of investments in securities, $5.1 million in purchases of investments in partnerships and affiliates and a $6.8 million decrease in income taxes payable.

         Cash used in investing activities, related to purchases and sales of available for sale securities, was $24.1 million in the first three months of 2007.

         Cash used in financing activities in the first three months of 2007 was $85.2 million. The decrease in cash was primarily due to the $82.3 million retirement of senior notes and $3.2 million in dividends paid and the repurchase of our class A common stock under the Stock Repurchase Program.

         Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future. We have no material commitments for capital expenditures.

         Gabelli & Company, Inc., a subsidiary of GAMCO, is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debt items in the reserve formula for those broker-dealers subject to Rule 15c3-3. The requirement was $250,000 at March 31, 2007. At March 31, 2007, Gabelli & Company had net capital, as defined, of approximately $18.2 million, exceeding the regulatory requirement by approximately $17.9 million. Gabelli & Company's net capital, as defined, may be reduced when Gabelli & Company is involved in firm commitment underwriting activities. This did not occur as of or for the three months ended March 31, 2007.

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

         We are subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors. Our exposure to market risk is directly related to our role as financial intermediary, adviser and general partner for assets under management in our mutual funds, institutional and separate accounts business, investment partnerships and our proprietary investment activities.

         With respect to our proprietary investment activities, included in investments in securities of $532.2 million at March 31, 2007 were investments in Treasury Bills and Notes of $117.5 million, mutual funds, largely invested in equity products, of $170.0 million, a selection of common and preferred stocks totaling $181.2 million, investments in corporate bonds of $62.5 million, and other investments of approximately $1.0 million. Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio. In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. Of the approximately $181.2 million invested in common and preferred stocks at March 31, 2007, $29.1 million was related to our investment in Westwood Holdings Group Inc., and $53.6 million was invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase. These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility. At March 31, 2007 and 2006, the market value of securities sold, not yet purchased was $15.9 million and $4.8 million, respectively. Investments in partnerships and affiliates totaled $68.7 million at March 31, 2007, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities. These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio. The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

          GAMCO's exposure to interest rate risk results, principally, from its investment of excess cash in U.S. Government obligations. These investments are primarily short term in nature, and the carrying value of these investments generally approximates market value.

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

Critical Accounting Policies and Estimates

          Managements believes certain critical accounting policies affect its more significant judgements and estimates used in the preparation of its consolidated financial statements. Due to the implementation of Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), we modified our critical accounting policy related to accounting for income taxes, which is listed below. The Company's other critical policies and estimates are disclosed in the "Significant Accounting Policies" section of our 2006 Form 10-K.

          In June 2006, the Financial Accounting Standards Board issued FIN 48 to clarify certain aspects of accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax provision is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007.

          Accounting for Income Taxes

Income tax expense is based on pre-tax financial accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FIN 48.

Recent Accounting Developments

          In February 2006, the FASB issued FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140," ("Statement 155") that amends FASB Statements No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("Statement 133") and No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125" ("Statement 140"). The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement 155 does not permit prior period restatement. The statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company adopted this statement on January 1, 2007. The impact of adopting this statement has been immaterial to the Company's consolidated financial statements.

          In April 2006, the FASB issued FSP FIN 46R-6 "Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)" ("FSP"). The FSP addresses certain major implementation issues related to FIN 46R, specifically how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The FSP is effective as of the beginning of the first day of the first reporting period beginning after September 15, 2006. The Company adopted this Statement on January 1, 2007. The impact of adopting this statement has been immaterial to the Company's consolidated financial statements.

          In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is an interpretation of FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted this interpretation on January 1, 2007. The Company had a cumulative effect of adopting FIN 48 of $0.8 million, and an adjustment was recorded to retained earnings upon such adoption. See Note F to the condensed consolidated financial statements of this report on Form 10-Q for discussion.

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

          In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (the "SAB"). The SAB addresses diversity in how companies consider and resolve the quantitative effect of financial statement misstatements. The SAB is effective as of the beginning of the first day of the first reporting period beginning after November 15, 2006. The Company adopted this SAB on January 1, 2007. The impact of adopting this SAB has been immaterial to the Company's consolidated financial statements.

          In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115," ("Statement 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The standard's objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company plans to adopt this statement on January 1, 2008. The impact of adopting Statement 159 is expected to be immaterial to the Company's consolidated financial statements.

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

         As a result of the first material weakness, the Company restated its December 31, 2005 consolidated financial statements, included in Item 8 of the Company's Form 10-K, to properly reflect these proprietary investments. This first material weakness also resulted in errors in the Company's interim consolidated financial statements for the periods ended March 31, 2006, June 30, 2006, and September 30, 2006. In April 2007, the Company restated its consolidated financial statements for each of the above interim periods.

         Based upon the evaluation described above, management concluded that, as of December 31, 2006, the Company did not maintain effective internal control over financial reporting because of the effect of the material weaknesses described above.

         However, subsequent to December 31, 2006, we have taken steps to strengthen our disclosure controls, procedures and internal controls over financial reporting. These steps were taken to strengthen our processes relating to the material weaknesses discussed above. Specifically, we have implemented the following internal control improvements:

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

o With regard to the second material weakness, we have formalized the process for identifying and evaluating non-routine and/or non-recurring transactions to ensure that the revised procedures will detect such transactions on a timely basis and ensure adequate evaluation for conformity with U.S. generally accepted accounting principles. We are in the process of hiring personnel in the accounting area to insure that we have the capacity to fully evaluate all accounting for non-routine and/or non-recurring transactions. This process is expected to be fully implemented in the first half of 2007.

          As of March 31, 2007, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Interim Chief Financial Officer completed their evaluation.

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

Part II:  Other Information

       Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          The following table provides information with respect to the shares of common stock we repurchased during the three months ended March 31, 2007:

                                              (c) Total    (d) Maximum
                                               Number of    Number of
                                               Shares       Shares
                                               Repurchased  That May
                                (b) Average    as Part of   Yet Be
                   (a) Total     Price Paid    Publicly     Purchased
                    Number of    Per Share,    Announced    Under the
                    Shares       net of        Plans or     Plans or
Period              Repurchased  Commissions   Programs     Programs
------------------ ------------ ------------- ------------ -----------
GBL

1/01/07 - 1/31/07          900       $ 37.73          900   1,046,861
2/01/07 - 2/28/07       14,100        $38.80       14,100   1,032,761
3/01/07 - 3/31/07       43,600        $40.86       43,600     989,161
                   ------------               ------------
Totals                  58,600                     58,600
                   ============               ============


Item 6.    (a)      Exhibits

                    4.1 Fifth Amendment to the Note Purchase Agreement dated as of April 18, 2007. (Incorporated by reference to Exhibit 99.1 of the Company's Report on Form 8-K dated April 23, 2007.)

                    4.2 $50 Million Convertible Promissory Note. (Incorporated by reference to Exhibit 99.2 of the Company's Report on Form 8-K dated April 23, 2007.)

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

                                                   GAMCO INVESTORS, INC.
                                                ----------------------------
                                                      (Registrant)


         May 10, 2007                          /s/ John C. Ferrara
         ------------                          ---------------------------------
         Date                                   John C. Ferrara
                                                Interim Chief Financial Officer