Form 10-K/A
GAMCO INVESTORS, INC. ET AL
filed 2007-08-09
CIK 1060349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission file number 1-14761

GAMCO Investors, Inc.

(Exact name of registrant as specified in its charter)

New York	13-4007862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Corporate Center, Rye, NY	10580-1422
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (914) 921-5100

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

Explanatory Note

As further discussed in Note A Restatement to the Consolidated Financial Statements, this Form 10-K/A of GAMCO Investors, Inc. (the “Company”) constitutes Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was initially filed with the Securities and Exchange Commission on March 16, 2007 to restate the Financial Statements and amend Management’s Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosure about Market Risk) in Part I, Items 1 and 2, respectively, to reflect the reversal of certain previously accrued expenses for investment partnerships compensation.

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $278,573,382.

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

ITEM 1: BUSINESS

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.,” “GBL,” “we,” “us” and “our” or similar terms are to GAMCO Investors, Inc., its predecessors and its subsidiaries.

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

Our assets under management are organized into three groups:

•
Investment Partnerships: we provide advisory services to limited partnerships, offshore funds and separate accounts, and also serve as a sub-advisor to certain third-party investment funds across merger arbitrage, global and regional long/short equity, and sector-focused strategies (“Investment Partnerships”).  We managed a total of $491 million in Investment Partnership assets on December 31, 2006.

•
Separate Accounts: we provide advisory services to a broad range of investors, including high net worth individuals, corporate pension and profit-sharing plans, foundations, endowments, jointly-trusteed plans and municipalities, and also serve as sub-advisor to certain other third-party investment funds including registered investment companies (“Separate Accounts”).  Each Separate Account portfolio is managed to meet the specific needs and objectives of the particular client by utilizing investment strategies and techniques within our areas of expertise.  On December 31, 2006, we had $12.7 billion of Separate Account assets under management.

•
Open and Closed-End Funds: we provide advisory services to (i) twenty open-end mutual funds and seven closed-end funds under Gabelli, GAMCO and Comstock brands; and (ii) six mutual funds within the Westwood family of funds (collectively, the “Mutual Funds”).  The Mutual Funds had $14.9 billion of assets under management on December 31, 2006. In January 2007, we launched the Gabelli Global Deal Fund (NYSE: GDL), a closed-end fund that invests primarily in announced merger and acquisition transactions and, to a lesser extent, in corporate reorganizations involving stubs, spin-offs and liquidations.

GAMCO Investors, Inc. is a holding company formed in connection with our initial public offering (“Offering”) in February 1999.  GGCP, Inc. owns a majority of the outstanding shares of class B common stock of GAMCO Investors, Inc., which ownership represented approximately 95% of the combined voting power of the outstanding common stock and approximately 72% of the equity interest on December 31, 2006.  GGCP, Inc. is majority-owned by Mr. Mario J. Gabelli (“Mr. Gabelli”) with the balance owned by our professional staff and other individuals.  Accordingly, Mr. Gabelli could be deemed to control GAMCO Investors, Inc.

Our corporate name change to GAMCO Investors, Inc. became effective August 29, 2005.  GAMCO is a more inclusive parent company name and more appropriately represents the various investment strategies and asset management brands of our company.

Our principal executive offices are located at One Corporate Center, Rye, New York 10580.  Our telephone number is (914) 921-5100.  We post or provide a link on our website, www.gabelli.com, to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  All such filings on our website are available free of charge.

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

[SEE SUPPLEMENTAL PDF]
___________________________________________________________________________________________________________
Footnotes to Table and Chart

(a)
•
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

•
GAMCO Value performance results are computed on a total-return basis, which includes all dividends, interest, and realized and unrealized gains and losses.  The summary of past performance is not intended as a prediction of future results.  Returns are presented in U.S. dollars.  The inception date of the GAMCO Value composite is 10/1/77.

•
The compound annual growth rate from 1990 to present is net of actual fees and actual transaction costs.  The compound annual growth rate before 1990 reflects the calculation of a model investment fee (1% compounded quarterly) and actual transaction costs.

•	GAMCO Total Return represents the total net return of the composite from 10/1/77 through 12/31/06.

•	Beta is the measure of the GAMCO composite’s risk (volatility) in relation to the S&P 500 Index.

(b)
•
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

•	Up and down markets in the chart determined by the performance of the S&P 500 Index during the respective periods.
______________________________________________________________________________________________________________

-
GAM GAMCO Equity Fund, managed by Mario Gabelli since 1987, was awarded Standard & Poor’s AAA Rating(a) for the third consecutive year in November 2006 and was one of only six S&P AAA rated funds out of the 1,028 fund Mainstream Sector Group.  GAM GAMCO Equity Fund has been sub-advised by GAMCO Asset Management Inc. for London UK-based Global Asset Management (GAM) since the fund’s launch in October 1987.

Open and Closed-End Funds

-	The February 2007 issue of Consumer Reports (b) lists “60 Funds You Can Count On”, and highlights two Gabelli Funds: Gabelli Equity Income Fund and the Gabelli Small Cap Growth Fund.

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

-
Gabelli Equity Trust provided a return of 28.4% for the year ended December 31, 2006 and average annual returns of 17.6%, 12.8%, and 12.2% for the three, five and ten year periods ended December 31, 2006, respectively.  In November 2006, the fund’s board of directors approved the creation of The Gabelli Global Healthcare & WellnessRx Trust as a spin-off of the fund subject to shareholder approval in May 2007. The fund will focus on health and wellness investment opportunities.

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

-
The Gabelli U.S. Treasury Money Market Fund (GUSTO) is currently the lowest cost money market fund in its class of money market funds investing exclusively in U.S. Treasury obligations.  Gabelli Funds, LLC, the advisor of the fund, has voluntarily waived a larger portion of its management fee and will maintain total expenses at eight basis points or 0.08% of the average net assets at least through September 30, 2007 and may renew its decision to do so annually. The 7 day and 30 day annualized yield as of December 31, 2006 were 5.00% and 5.06%, respectively.

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

2006 Highlights

Since our initial public offering in February 1999, GBL has generated a 129% total return (including dividends) for its shareholders through December 31, 2006 versus a total return of 31% (including dividends) for the S&P 500 Index during the same period.  Our class A common stock, which is traded on the New York Stock Exchange under the symbol “GBL”, ended the year at a closing market price of $38.46.

During 2006, we returned $58.0 million of our earnings to shareholders through our stock buyback program and $3.4 million, or $0.12 per share, in dividends to our common shareholders. We purchased approximately 1.3 million shares for $54.6 million, an investment of $40.88 per share.

In 2006, we reported earnings of $2.49 per fully diluted share (as restated) vs. $2.11 (as restated) per fully diluted share in 2005.  Our net income for the full year ended December 31, 2006 was $71.9 million (as restated) versus $63.9 million (as restated) in the 2005 period, and revenues were $261.5 million in 2006 compared to $253.3 million (as restated) in the prior year.  Our 2006 earnings are after $0.34 per fully diluted share related to a regulatory issue.  See Recent regulatory developments.

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

As in prior years, we experienced client “churn” in 2006. In the institutional and high net worth space, over one half of the assets lost were subadvisory assets where the advisor underwent a change in control, for instance, a spin-off from the parent organization or the sale of the advisor to a third party. The successor advisor assumed management of the assets.
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

Our research and institutional sales team at Gabelli & Company, Inc. hosted seven industry symposiums and conferences during 2006.  These symposiums and conferences provided an opportunity for the firm’s institutional clients to meet with the senior management teams of leading companies and gain insight on the dynamics within these industries.  Our events in 2006 included our 30th annual Automotive Aftermarket Symposium, our 17th Pump Valve & Motor Symposium, our 12th annual Aircraft Supplier Conference, Fourth annual Dental Conference, our second annual RFID (Radio Frequency Identification) Conference, and our first annual Water Infrastructure conference.

Business Strategy

Our business strategy targets global growth of the franchise through continued leveraging of our proven asset management strengths including our brand name, long-term performance record, diverse product offerings and experienced investment, research and client service professionals.  In order to achieve growth in assets under management and profitability, we are pursuing a strategy which includes the following key elements:

•
Incentive Fees and Fulcrum Fees.Our investment strategy is focused on adding stock specific alpha through our proprietary Private Market Value (PMV) with a CatalystTM equity research efforts.  We expect to receive an increasing portion of ourrevenues and earnings through various products with incentive and fulcrum fees.  Since we envision that a growing percentage of the firm's revenues will be directly linked to performance-based fees, this will also increase the variability of our revenues and profits.  As of December 31, 2006, over $1.5 billion of separate account assets are managed on a performance fee basis along with $1.18 billion of preferred issues and $491 million of investment partnership assets.  Unlike most money management firms, we elected not to receive a management fee on preferred offerings in closed-end funds until the fund’s overall performance exceeds each preferred’s nominal cost of capital.  In January 2007, we launched the Gabelli Global Deal Fund, a new closed-end fund that earns a base fee plus a fulcrum performance fee of one quarter percent for each percentage point the fund's return exceeds the 90 day U. S. Treasury Bill rate, up to a maximum of 2 percent.  In addition, the incubation of new product strategies using proprietary capital will compensate the investment team with a performance fee model to reinforce our pay-for-performance approach.

•
Corporate Branding Initiative.   We have undertaken a series of branding initiatives to enhance long-term shareholder value.  On August 29, 2005, our corporate name change to GAMCO Investors, Inc. became effective.  Since the firm was founded in 1977, GAMCO has been the name of our asset management business, representing our institutional and high net worth effort. We believe changing our corporate name to GAMCO helps us achieve our vision for assets entrusted to us, that is, to earn a superior return for our clients by providing various value-added (alpha) products. GAMCO is a more inclusive parent company name and more appropriately represents the various investment strategies and asset management brands contributing to the continued growth of our company. The Gabelli brand will continue to represent our absolute return, research-driven value style that focuses on our unique Private Market Value (PMV) with a Catalyst ™ investment approach.

•
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

•
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

•
Promulgating the Gabelli “Private Market Value (PMV) with a CatalystTM”Investment Approach.  While we have expanded our investment product offerings, our “value investing” approach remains the core of our business.  This method is based on the value investing principles articulated by Graham & Dodd in 1934 and further augmented by Mario J. Gabelli with his development of Private Market Value (PMV) with a CatalystTM and his introduction of a catalyst into the value investment methodology.  The development of PMV analysis combined with the concept of a catalyst has evolved into our value investing approach, commonly referred to as Private Market Value (PMV) with a CatalystTM investing.

Private Market Value (PMV) with a CatalystTM investing is a disciplined, research-driven approach based on the extensive use of security analysis.  In this process, we carefully select stocks whose intrinsic value, based on our estimate of current asset value and future growth and earnings power, is significantly different from the value as reflected in the public market.  We then calculate the firm’s PMV, which is defined as the price an informed industrial buyer would be likely to pay to acquire the business.

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

To further extend “value investing” and our fundamental research approach to stock selection:

-
We sponsored Value Investing Seminars in Milan and London for institutional investors from leading UK and other European business schools.  The seminars were hosted by Bruce N. Greenwald, the Robert Heilbrunn Professor of Finance and Asset Management at Columbia University Graduate School of Business and the academic Director of the Heilbrunn Center for Graham & Dodd Investing.

-
We established the Graham & Dodd, Murray, Greenwald Prize for Value Investing in coordination with the Columbia University Graduate School of Business.  The monetary prize is awarded each year at GAMCO’s annual client meeting to the individual who best exemplifies the goals of refining, extending, and disseminating the practice of Value Investing.

-
GAMCO underwrote a series of lectures on Value Investing by Professor Roger F. Murray, the co-author of the Fifth Edition of Security Analysis.   This series of lectures served as a catalyst to re-focus the Columbia University Graduate School of Business’s curriculum to Value Investing, leading to the eventual creation of the Graham & Dodd Center.

•
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

•
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

•
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

•
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

•
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

•
Hosting of Investor Symposiums.  We have a tradition of sponsoring symposiums that bring together prominent portfolio managers, members of academia and other leading business professionals to present, discuss and debate current issues and topics in the investment industry.

-1997	“Active vs. Passive Stock Selection”
-1998	“The Role of Hedge Funds as a Way of Generating Absolute Returns”
-2001	“Virtues of Value Investing”
-2003	“Dividends, Taxable versus Non-Taxable Issues”
-2006	“Closed-End Funds: Premiums vs. Discounts, Dividends and Distributions”

We also hold annual conferences for our investment partnership clients and prospects in New York and London at which our portfolio management team discusses the investment environment, our strategies and portfolios, and event-driven investment opportunities.

•
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

•
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

•
Long-Term Performance: We have a superior long-term record of achieving relatively high returns for our Separate Account clients. We believe that our performance record represents a competitive advantage and a recognized component of our franchise.

•
Stock Market Gains: Since we began managing institutional separate accounts in 1977, our traditional value-oriented separate account composite has earned a compound annual return of 17.9% net of fees versus a compound annual return of 13.1% for the S&P 500 through December 31, 2006.  Since our initial public offering in February 1999 through December 2006, the compound annual return for our traditional value-oriented separate account composite was 10.3% versus the S&P 500’s compound annual total return of 3.4%.

•
Widely-Recognized “Gabelli” and “GAMCO” Brand Names:  For much of our history, our portfolio managers and investment products have been featured in a variety of financial print media, including both U.S. and international publications such as TheWall Street Journal, Financial Times, Money Magazine, Barron's, Fortune, Business Week, Nikkei Financial News, Forbes Magazine, Consumer Reports and Investor's Business Daily. We also underwrite publications written by our investment professionals, including  Deals…Deals…and More Deals which examines the practice of merger arbitrage and Global Convertible Investing: The Gabelli Way, a comprehensive guide to effective investing in convertible securities.

•
Diversified Product Offerings:  Since the inception of our investment management activities, we have sought to expand the breadth of our product offerings. We currently offer a wide spectrum of investment products and strategies, including product offerings in U.S. equities, U.S. fixed income, global and international equities, convertible securities, U.S. balanced and investment partnerships.

Our financial strength is underscored by having received an investment grade rating from two well-respected ratings agencies, Moody’s Investors Services and Standard and Poor’s Ratings Services.  We believe that maintaining these investment grade ratings will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs. However, we will also consider the use of leverage as part of our corporate financial strategy even if it results in a lowering of our investment rating.

(a) Source: Birinyi Associates, LLC

Business Description

GBL was originally founded in 1976 as an institutional broker-dealer.  We entered the separate accounts business in 1977, management of investment partnerships in 1985 and the mutual fund business in 1986.  Our initial product offerings centered on our tax sensitive, buy-hold, value-oriented investment philosophy.   Starting in the mid-1980s, we began building on our core value-oriented equity investment products by adding new investment strategies designed for a broad array of clients seeking to invest in growth-oriented equities, convertible securities and fixed income products.  Since then, we have continued to build our franchise by expanding our investment management capabilities through the addition of industry specific, international, global, non-market correlated, venture capital, leveraged buy-out and merchant banking product offerings.  Throughout our 30-year history, we have marketed most of our products under the “Gabelli” and “GAMCO” brand names.  Other brands include Mathers, Comstock, Westwood and Woodland.

Our assets under management are organized principally in three groups:  Separate Accounts, Mutual Funds and Investment Partnerships.

Separate Accounts – Institutional and High Net Worth:  Since 1977, we have provided investment management services through our subsidiary GAMCO Asset Management Inc. (“GAMCO”) to a broad spectrum of institutional and high net worth investors.  At December 31, 2006, we had $12.7 billion of assets under management (AUM) in approximately 1,700 separate accounts, representing approximately 45% of our total AUM. We currently provide advisory services to a broad range of investors, the majority of which (in total number of accounts) are high net worth client accounts – defined as individuals and their retirement assets generally having minimum account balances of $1 million.  As of December 31, 2006, Institutional client accounts, which include corporate pension and profit sharing plans, jointly-trusteed plans and public funds, represented 43% of the Separate Accounts assets and 8% of the accounts. High net worth accounts comprised approximately 83% of the total number of Separate Accounts and approximately 29% of the assets as of December 31, 2006.

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

In general, our Separate Accounts are managed under the GAMCO brand to meet the specific needs and objectives of each client by utilizing investment strategies – traditional “value”, “large cap value”, “large cap growth”, “global”, “international growth” and “convertible bonds” – and techniques that are within our areas of expertise.  We distinguish between taxable and tax-free assets and manage client portfolios with tax sensitivity within given investment strategies.

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

The eight GAMCO branded open-end mutual funds are:

GAMCO	Growth
“	International Growth
“	Gold
“	Global Telecommunications
“	Global Growth
“	Global Opportunity
“	Global Convertible Securities
“	Mathers

The Gabelli brand continues to represent our “Value” business, primarily representing our absolute return, research-driven Private Market Value (PMV) with a CatalystTM funds including the Westwood series Mighty MitesSM micro-cap value fund and the Global Telecommunications Fund, which is a value portfolio but retains the GAMCO Global series name. The Gabelli brand also includes The Gabelli Blue Chip Value Fund and The Gabelli Woodland Small Cap Value Fund as well as all of the closed-end funds.

The GAMCO brand encompasses a panoply of portfolios. It is the brand for our “Growth” business, which is primarily represented by The GAMCO Growth Fund, The GAMCO Global Growth Fund, and The GAMCO International Growth Fund.  GAMCO also includes other distinct investment strategies and styles including our gold, convertible securities and contrarian funds.

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

At December 31, 2006, approximately 37% of our assets under management in open-end, equity mutual funds had been obtained through direct sales relationships. We also sell our open-end mutual funds through Third-Party Distribution Programs, particularly No-Transaction Fee (“NTF”) Programs, and have developed additional classes of shares for many of our mutual funds for sale through additional third-party distribution channels on a commission basis.  At December 31, 2006, Third Party Distribution Programs accounted for approximately 63% of all assets in open-end funds.

Closed-end Funds

We act as investment advisor to seven closed-end funds, five of which trade on the NYSE: Gabelli Equity Trust (GAB), Gabelli Global Multimedia Trust (GGT), Gabelli Convertible and Income Securities Fund (GCV), Gabelli Utility Trust (GUT) and Gabelli Dividend & Income Trust (GDV) and two that trade on the American Stock Exchange (“AMEX”): Gabelli Global Utility & Income Trust (GLU) and Gabelli Global Gold, Natural Resources & Income Trust (GGN). As of December 31, 2006, the seven Gabelli closed-end funds had record breaking total assets of $5.8 billion, representing 38.9% of the total assets in our Mutual Funds business.

The Gabelli Equity Trust, which raised $400 million through its initial public offering in August 1986, finished its 20th year with net assets of $2.1 billion.  In September 2005, the Equity Trust completed its first acquisition of the assets of another closed-end investment company, Sterling Capital Corporation, with total assets of $18.3 million.  In October 2005, the Equity Trust completed a heavily over-subscribed rights offering, retaining gross proceeds of $143.7 million.  Since inception, the Equity Trust has distributed $1.953 billion in cash to common shareholders through its 10% Distribution Policy and has spun off two other closed-end funds, the Gabelli Global Multimedia Trust and the Gabelli Utility Trust. In 2006, the Equity Trust also received net proceeds of $144.8 million of assets attributable to the 6.20% Series F Preferred Stock.

The Gabelli Dividend & Income Trust, launched in November 2003, raised $196.6 million in net proceeds through its placement of Series D and Series E Preferred Shares in November 2005.  The Gabelli Dividend & Income Trust, which invests primarily in dividend-paying equity securities, had a total annualized return of 14.1% since inception and net assets of $2.5 billion as of December 31, 2006.

The Gabelli Global Gold, Natural Resources & Income Trust raised gross proceeds of $332 million through its initial public offering in March 2005 and $20 million through the exercise of the underwriters’ overallotment option in May 2005.  The Gabelli Global Gold, Natural Resources & Income Trust, which invests primarily in equity securities of gold and natural resources companies and utilizes a covered call option writing program to generate current income, had a total annualized return of 23.2% since inception and net assets of $432 million as of December 31, 2006. The Fund’s total return for 2006 was 18.2% and 23.3% since inception on March 31, 2005.

In January 2007, we launched the Gabelli Global Deal Fund (NYSE: GDL), a closed-end fund which will seek to achieve its investment objective by investing primarily in announced merger and acquisition transactions and, to a lesser extent, in corporate reorganizations involving stubs, spin-offs and liquidations.

A detailed description of our Mutual Funds is provided within this Item 1 beginning on page 18.

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

We introduced our first investment partnership, a merger arbitrage partnership in 1985.  An offshore version of this strategy was added in 1989.  Building on our strengths in global event-driven value investing, several new Investment Partnerships have been added to balance investors’ geographic, strategy and sector needs.  Today we offer a broad range of absolute return products. Within our merger arbitrage strategy, we manage approximately $371 million of assets for investors who seek positive returns not correlated to fluctuations of the general market. These funds seek to drive returns by investing in announced merger and acquisition transactions that are primarily dependent on the deal closure and less on the overall market environment.  In event-driven strategies, we manage $78 million of assets focused on the U.S., Japanese, and European markets.  We also manage a series of sector-focused absolute return funds designed to offer investors a mechanism to diversify their portfolios by global economic sector rather than by geographic region.  We currently offer four sector-focused portfolios: the Gabelli International Gold Fund Ltd., GAMA Select Energy Plus, L.P., GAMCO Telecom Plus, L.P., and GAMCO Medical Opportunities, L.P.   Merchant banking activities are carried out through ALCE Partners, L.P. and Gabelli Multimedia Partners, L.P., both of which are closed to new investors. In 2006, in response to SEC registration proposals, GSI registered as an investment advisor for all of the investment partnerships and long/short portfolios.

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

Assets Under Management

The following table sets forth total assets under management by product type as of the dates shown and their compound annual growth rates ("CAGR"):

Assets Under Management
By Product Type
(Dollars in millions)

						January 1,
						2002 to
						December 31,
	At December 31,					2006	% Change
	2002	2003	2004	2005	2006	CAGR(a)	2006 / 05
Equity:
Mutual Funds	$8,091	$11,618	$12,371	$12,963	$14,195	6.9%	9.5%
Institutional & HNW Separate Accounts
Direct	7,376	9,106	9,881	9,550	10,282	3.0	7.7
Sub-advisory	2,614	3,925	3,706	2,832	2,340	(2.5)	(17.4)
Total Equity	18,081	24,649	25,958	25,345	26,817	4.3	5.8
Fixed Income:
Money Market Mutual Funds	1,963	1,703	1,488	724	734	(16.2)	1.4
Bond Mutual Funds	14	11	11	11	10	2.1	(9.1)
Institutional & HNW Separate Accounts	613	504	388	84	50	(41.3)	(40.5)
Total Fixed Income	2,590	2,218	1,887	819	794	(20.6)	(3.1)
Investment Partnerships:
Investment Partnerships	578	692	814	634	491	(3.0)	(22.6)
Total Assets Under Management	$21,249	$27,559	$28,659	$26,798	$28,102	2.6	4.9
Breakdown of Total Assets Under Management:
Mutual Funds	$10,068	$13,332	$13,870	$13,698	$14,939	4.6	9.1
Institutional & HNW Separate Accounts
Direct	7,989	9,610	10,269	9,634	10,332	3.0	7.2
Sub-advisory	2,614	3,925	3,706	2,832	2,340	(2.5)	(17.4)
Investment Partnerships	578	692	814	634	491	(3.0)	(22.6)
Total Assets Under Management	$21,249	$27,559	$28,659	$26,798	$28,102	2.6	4.9
(a)   Compound annual growth rate.

Summary of Investment Products

We manage assets in the following wide spectrum of investment products and strategies, many of which are focused on fast-growing areas:

U.S. Equities:	Global and International Equities:	Investment Partnerships:
All Cap Value	International Growth	Merger Arbitrage
Large Cap Value	Global Growth	U.S. Long/Short
Large Cap Growth	Global Value	Global Long/Short
Mid Cap Value	Global Telecommunications	European Arbitrage
Small Cap Value	Global Multimedia	Japanese Long/Short
Small Cap Growth	Gold	Sector-Focused
Micro Cap		- Energy
Natural Resources	U.S. Fixed Income:	- Global Telecom
Real Estate	Corporate	- Gold
Utilities	Government	- Medical Opportunities
Non-Market Correlated	Municipals	Merchant Banking
Options Income	Asset-backed
Intermediate
Convertible Securities:	Short-term	U.S. Balanced:
U.S. Convertible Securities		Balanced Growth
Global Convertible Securities		Balanced Value

In 2006, we continued to develop the skills of our investment team by allocating firm capital to incubate investment strategies. This began with a capital structure arbitrage strategy (2004) and now includes a merger-arbitrage, a global trading strategy as well as investment accounts for a designated group of analysts.

Additional Information on Mutual Funds

The Mutual Funds include twenty-six open-end mutual funds and seven closed-end funds which had total assets as of December 31, 2006 of $14.9 billion. The open-end Mutual Funds are available to individuals and institutions on both a no-load and commission basis, while the closed-end funds are listed and traded on either the New York Stock Exchange (“NYSE”) or the AMEX.  At December 31, 2006, the open-end funds had total net assets of $9.1 billion and the closed-end funds had total net assets of $5.8 billion. The assets managed in the closed-end funds represent approximately 39% of the assets in the Mutual Funds group and 21% of the total assets under management at December 31, 2006. Our assets under management consist of a broad range of U.S. and international stock, bond and money market mutual funds that meet the varied needs and objectives of our Mutual Fund shareholders. At December 31, 2006, approximately 37% of our assets under management in open-end Mutual Funds had been obtained through direct sales relationships.

Through our affiliates, we act as advisor to all of the Mutual Funds, except with respect to the Gabelli Capital Asset Fund for which we act as a sub-advisor and Guardian Investment Services Corporation, an unaffiliated company, acts as manager. As sub-advisor, we make day-to-day investment decisions for the $234 million Gabelli Capital Asset Fund.

Gabelli Funds, LLC (“Funds Advisor”), a wholly-owned subsidiary of GAMCO Investors, Inc., acts as the investment advisor for all of the Mutual Funds other than the Westwood family of funds.

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

Net Assets as of
December 31,
Fund			Advisory	12b-1	Initial	2006
(Morningstar Overall	Primary Investment	Fund	Fees	Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)	(%)	Date	($ in millions)

OPEN-END FUNDS:

EQUITY INCOME:

The Gabelli Equity	High level of total return	Class AAA:	1.00	.25	01/02/92	$ 906
Income Fund	with an emphasis on	No-load,
«««««	income-producing equities	Open-end,
	with yields greater than	Diversified
	the S&P 500 average.	Multi-class Shares (2)

Westwood	Both capital appreciation	Class AAA:	.75	.25	10/01/91	$ 155
Balanced Fund	and current income using	No-load,
««««	portfolios containing stocks,	Open-end,
	bonds, and cash as appropriate	Diversified
	in light of current economic	Multi-class shares (2)
and business conditions.

Westwood	High level of current income	Class AAA:	1.00 (8)	.25	09/30/97	$ 12
Income Fund	as well as long-term capital	No-load,
«	appreciation by investing	Open-end,
	primarily in income producing	Diversified
	equity and fixed income	Multi-class shares (2)
securities.

VALUE:

The Gabelli Asset	Growth of capital as a primary	Class AAA:	1.00	.25	03/03/86	$ 2,527
Fund	investment objective, with	No-load,
««««	current income as a secondary	Open-end,
	investment objective. Invests in	Diversified
	equity securities of companies	Multi-class shares (2)
selling at a significant discount
to their private market value.

Westwood	Capital appreciation through a	Class AAA:	1.00	.25	01/02/87	$ 187
Equity Fund	diversified portfolio of equity	No-load,
««««	securities using bottom-up	Open-end,
	fundamental research with a	Diversified
	focus on identifying	Multi-class shares (2)
well-seasoned companies.

The Gabelli Blue Chip	Capital appreciation through	Class AAA:	1.00	.25	08/26/99	$ 37
Value Fund	investments in equity securities	No-load,
««	of established companies, which	Open-end,
	are temporarily out of favor and	Diversified
	which have market capitalizations	Multi-class shares (2)
in excess of $5 billion.

SMALL CAP VALUE:

The Gabelli Small Cap	High level of capital appreciation	Class AAA:	1.00	.25	10/22/91	$ 755
Growth Fund	from equity securities of smaller	No-load,
««««	companies with market	Open-end,
	capitalization of $2 billion or less	Diversified
	at the time of purchase.	Multi-class Shares (2)

Net Assets as of
December 31,
Fund			Advisory	12b-1	Initial	2006
(Morningstar Overall	Primary Investment	Fund	Fees	Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)	(%)	Date	($ in millions)

The Gabelli Woodland	Long Term capital appreciation	Class AAA:	1.00 (8)	.25	12/31/02	$ 10
Small Cap Value Fund	investing at least 80% of its	No-load,
«««	in equity securities of	Open-end,
	companies with market	Non-diversified
	capitalizations less than	Multi-class shares (2)
the greater of $3.0 billion
or the largest company
in the Russell 2000 Index.

Westwood	Long-term capital	Class AAA:	1.00 (8)	.25	04/15/97	$ 10
SmallCap	appreciation, investing	No-load,
Equity Fund	at least 80% of its assets	Open-end,
««	in equity securities of	Diversified
	companies with market	Multi-class shares (2)
capitalizations of $2.5 billion
or less at the time of purchase.

FOCUSED VALUE:

The Gabelli Value	High level of capital	Class A:	1.00	.25	09/29/89	$ 889
Fund	appreciation from	Front end-load,
«««	undervalued equity	Open-end
	securities that are	Non-diversified
	held in a concentrated	Multi-class shares (2)
portfolio.
GROWTH:

GAMCO International	Capital appreciation	Class AAA:	1.00	.25	06/30/95	$ 65
Growth Fund	by investing primarily	No-load,
«««	in equity securities of	Open-end,
	foreign companies with	Diversified
	rapid growth in revenues	Multi-class shares (2)
and earnings.

The GAMCO Growth	Capital appreciation from	Class AAA:	1.00	.25	04/10/87	$ 959
Fund	companies that have	No-load,
«««	favorable, yet undervalued,	Open-end,
	prospects for earnings	Diversified
	growth. Invests in equity	Multi-class Shares (2)
securities of companies
that have above-average
or expanding market
shares and profit margins.

AGGRESSIVE GROWTH:

The GAMCO Global	High level of capital	Class AAA:	1.00	.25	02/07/94	$ 103
Growth Fund	appreciation through	No load,
««	investment in a	Open-end,
	portfolio of equity	Non-diversified
	securities focused on	Multi-class shares (2)
companies involved
in the global marketplace.
MICRO-CAP:

Westwood	Long-term capital appreciation	Class AAA:	1.00	.25	05/11/94	$ 38
Mighty MitesSM Fund	by investing primarily	No load,
««««	In equity securities with	Open-end,
	Market capitalization	Diversified
	of $300 million or less	Multi-class shares (2)
at the time of purchase.

Net Assets as of
December 31,
Fund			Advisory	12b-1	Initial	2006
(Morningstar Overall	Primary Investment	Fund	Fees	Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)	(%)	Date	($ in millions)

SPECIALTY EQUITY:

The GAMCO Global	High level of capital	Class AAA:	1.00 (8)	.25	05/11/98	$ 24
Opportunity Fund	appreciation through	No-load,
««««	worldwide investments	Open-end,
	in equity securities.	Non-diversified
Multi-class shares (2)

The GAMCO Global	High level of total return	Class AAA:	1.00 (8)	.25	02/03/94	$ 11
Convertible	through a combination of	No-load,
Securities Fund	current income and capital	Open-end,
«««	Appreciation through	Non-diversified
	investment in convertible	Multi-class shares (2)
securities of U.S. and
non-U.S. issuers.

The Gabelli Capital Asset	Capital appreciation from	No-load,	.75	n/a	05/01/95	$ 234
Fund	equity securities of companies	Open-end,
(not rated) (7)	selling at a significant	Diversified,
	discount to their private	Variable Annuity
market value.

SECTOR:

The Gabelli Utilities	High level of total return through	Class AAA:	1.00	.25	08/31/99	$ 568
Fund	a combination of capital	No-load,
««	appreciation and current income	Open-end,
	from investments in utility	Diversified
	companies.	Multi-class shares (2)

The GAMCO Global	High level of capital	Class AAA:	1.00	.25	11/01/93	$ 216
Telecommunications	appreciation through	No-load,
Fund	worldwide investments	Open-end,
««««	in equity securities,	Non-diversified
	including the U.S.,	Multi-class shares (2)
primarily in the
telecommunications
industry.

GAMCO Gold	Seeks capital	Class AAA:	1.00	.25	07/11/94	$ 449
Fund	appreciation and	No-load,
«««	employs a value	Open-end,
	approach to investing	Diversified
	primarily in equity	Multi-class shares (2)
securities of gold-
related companies
worldwide.

ABSOLUTE RETURN:

The Gabelli ABC Fund	Total returns that are	No-load,	.50 (6)	n/a (6)	5/14/93	$ 155
	attractive to investors	Open-end,
««	in various market conditions	Non-diversified
without excessive risk
of capital loss, utilizing
certain arbitrage strategies
and investing in value
orientated common stocks
at a significant discount to
their PMV.

						Net Assets as of
						December 31,
Fund			Advisory	12b-1	Initial	2006
(Morningstar Overall	Primary Investment	Fund	Fees	Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)	(%)	Date	($ in millions)

CONTRARIAN:

Comstock	Capital appreciation and current	Class A	1.00	.25	10/10/85	$ 42
Capital Value Fund	income through investment in a	Load,
(not rated) (7)	highly diversified portfolio of	Open-end,
	securities.	Diversified
Multi-class shares (2)

Comstock	Capital appreciation and current	Class A	.85	.25	05/26/88	$ 7
Strategy Fund	income through investment in a	Load,
(not rated) (7)	portfolio of debt securities.	Open-end,
Non-Diversified
Multi-class shares (2)

GAMCO Mathers	Long-term capital appreciation	Class AAA:	1.00	.25	8/19/65	$ 31
Fund	in various market conditions	No-load,
«	without excess risk of capital loss.	Open-end,
Diversified

FIXED INCOME:

Westwood	Total return and current	Class AAA:	.60 (8)	.25	10/01/91	$ 10
Intermediate Bond	income, while limiting	No-load,
Fund	risk to principal. Pursues	Open-end,
««	higher yields than shorter	Diversified
	maturity funds and has	Multi-class shares (2)
more price stability than
generally higher yielding
long-term funds.

CASH MANAGEMENT-MONEY MARKET:

The Gabelli U.S. Treasury	High current income	Money Market,	.30 (8)	n/a	10/01/92	$ 734
Money Market Fund	with preservation of	Open-end,
(10)	principal and	Diversified
liquidity, while
striving to keep
expenses among the
lowest of all U.S.
Treasury money market
funds.

Net Assets as of
December 31,
Fund			Advisory	12b-1	Initial	2006
(Morningstar Overall	Primary Investment	Fund	Fees	Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)	(%)	Date	($ in millions)

CLOSED-END FUNDS:

The Gabelli Equity	Long-term growth of	Closed-end,	1.00 (9)	n/a	08/14/86	$ 2,115
Trust Inc.	capital by investing	Non-diversified
(not rated) (7)	in equity securities.	NYSE Symbol: GAB

The Gabelli	High total return	Closed-end,	1.00 (9)	n/a	07/03/89	$ 152
Convertible and Income	from investing	diversified
Securities Fund Inc. (4)	primarily in	NYSE Symbol: GCV
«««	convertible
instruments.

The Gabelli Global	Long-term capital	Closed-end,	1.00 (9)	n/a	11/15/94	$ 247
Multimedia Trust Inc. (3)	appreciation from	Non-diversified
(not rated) (7)	equity investments in	NYSE Symbol: GGT
global telecommunications,
media, publishing and
entertainment holdings.

The Gabelli	High total return from	Closed-end,	1.00 (9)	n/a	07/09/99	$ 298
Utility Trust (5)	investments primarily in	Non-diversified
««««	securities of companies	NYSE Symbol: GUT
involved in gas, electricity
and water industries.

The Gabelli	Qualified dividend income	Closed-end,	1.00 (9)	n/a	11/24/03	$ 2,486
Dividend & Income	and capital appreciation	Non-diversified
Trust	potential.	NYSE Symbol: GDV
(not rated) (7)

The Gabelli	A consistent level of after-tax	Closed-end,	1.00	n/a	5/28/04	$ 75
Global Utility & Income	total return with an emphasis	Non-diversified
Trust	on tax-advantaged dividend	AMEX Symbol: GLU
(not rated) (7)	income.

The Gabelli	High level of current income	Closed-end,	1.00	n/a	3/29/05	$ 432
Global Gold, Natural	through an option writing strategy	Non-diversified
Resources & Income Trust	on equity securities owned in the	AMEX Symbol: GGN
(not rated) (7)	gold and natural resources
industries

(1)
Morningstar RatingTM as of December 31, 2006. For each fund with at least a three-year history, Morningstar calculates a Morningstar RatingTM based on a Morningstar risk-adjusted return measure that accounts for variation in a fund’s monthly performance (including the effects of sales charges, loads and redemption fees) placing more emphasis on downward variations and rewarding consistent performance.  The top 10% of the funds in an investment category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star.  The Overall Morningstar Rating for a fund is derived from a weighted average of the performance figures associated with its three, five, and ten-year (if applicable) Morningstar Rating metrics.  Morningstar Ratings are shown for the respective class shown; other classes may have different performance characteristics.  There were 334 Conservative Allocation funds rated for three years, 178 funds for five years and 95 funds for ten years (GAMCO Mathers Fund).  There were 370 Mid-Cap Blend funds rated for three years, 304 funds for five years and 118 funds for ten years (The Gabelli Asset Fund, The Gabelli ABC Fund, The Gabelli Value Fund).  There were 1,075 Large Value funds rated for three years, 812 funds for five years and 394 funds for ten years (The Gabelli Blue Chip Value Fund, Westwood Equity Fund, The Gabelli Equity Income Fund).  There were 72 Convertibles funds rated for three years, 61 funds for five years and 45 funds for ten years (The GAMCO Global Convertible Securities Fund).  There were 402 World Stock funds rated for three years, 316 funds for five years and 158 funds for ten years (The GAMCO Global Growth Fund, The GAMCO Global Opportunity Fund).  There were 40 Specialty-Communications funds rated for three years, 40 funds for five years and 11 funds for ten years (The GAMCO Global Telecommunications Fund).  There were 57 Specialty-Precious Metals funds rated for three years, 44 funds for five years and 30 funds for ten years (GAMCO Gold Fund).

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

(6)
Funds Advisor has reduced the Advisory fee from 1.00% to 0.50% since April 1, 2002.  Gabelli & Company, Inc. waived receipt of the 12b-1 Plan distribution fees as of January 1, 2003, and on February 25, 2004, the Fund’s Board of Directors agreed with the Funds Advisor’s request to terminate the 12b-1 Plan.

(7)	Certain funds are not rated because they do not have a three-year history, or there are not enough similar funds in the category determined by Morningstar.

(8)
Funds Advisor has an agreement in place to waive its advisory fee or reimburse expenses of the Fund to maintain fund expenses at a specified level for Class AAA shares; multi-class shares have separate limits as described in the Fund’s prospectus.  (The Gabelli Woodland Small Cap Value Fund – 2.00%; Westwood Income Fund – 1.50%; The GAMCO Global Opportunity Fund – 2.00%; The GAMCO Global Convertible Securities Fund – 2.00%; Westwood SmallCap Equity Fund – 1.50%; Westwood Intermediate Bond Fund – 1.00%; The Gabelli U.S. Treasury Money Market Fund –0.08% through September 30, 2007.  Such agreements are renewable annually).

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

On December 30, 2004, the shareholders of The Gabelli ABC Fund voted to approve a charter amendment that would require investment accounts held at the fund's transfer agent, State Street Bank & Trust Company, be directly registered to the beneficial owners of the fund.  The action, which was recommended by Gabelli Funds, LLC (“Funds Advisor”) and approved by the fund’s Board of Directors, permits the redemption of shares held through certain brokers and financial consultants in omnibus and individual accounts where the beneficial owner is not disclosed.

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

Our Mutual Fund investment management agreements may continue in effect from year to year only if specifically approved at least annually by (i) the Mutual Fund's Board of Directors or Trustees or (ii) the Mutual Fund's shareholders and, in either case, the vote of a majority of the Mutual Fund's directors or trustees who are not parties to the agreement or "interested persons" of any such party, within the meaning of the Investment Company Act of 1940 as amended (the “Investment Company Act”). Each Mutual Fund may terminate its investment management agreement at any time upon 60 days' written notice by (i) a vote of the majority of the Board of Directors or Trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Mutual Fund. Each investment management agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act.  We may terminate an investment management agreement without penalty on 60 days' written notice.

Mutual Fund Distribution, Institutional Research, Brokerage and Underwriting

Gabelli & Company, Inc. ("Gabelli & Company"), the wholly-owned subsidiary of our 92% majority-owned subsidiary Gabelli Securities, Inc., is a broker-dealer registered under the Securities Exchange Act of 1934 and a member of the National Association of Securities Dealers, Inc. (“NASD”).  Gabelli & Company's revenues are derived primarily from the distribution of our Mutual Funds, brokerage commissions, underwriting fees and selling concessions.

Mutual Fund Distribution

Gabelli & Company distributes our open-end Mutual Funds pursuant to distribution agreements with each Mutual Fund. Under each distribution agreement with an open-end Mutual Fund, Gabelli & Company offers and sells such open-end Mutual Fund's shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of Third-Party Distribution Programs, financial intermediaries and Gabelli & Company sales personnel.  Gabelli & Company receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 (“12b-1”) of the Investment Company Act. Distribution fees from the open-end Mutual Funds amounted to $18.9 million, $19.4 million and $20.6 million for the years ended December 31, 2004, 2005 and 2006, respectively. Gabelli & Company is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back-end sales charge.  Underwriting fees and sales charges retained amounted to $346,000, $646,000 and $859,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

Under the distribution plans, the open-end Class AAA shares of the Mutual Funds (except The Gabelli US Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund) and the Class A shares of various funds pay Gabelli & Company a distribution or service fee of .25% per year (except the Class A shares of the Westwood Funds which pay .50% per year) on the average daily net assets of the fund. Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%.  Gabelli & Company’s distribution agreements with the Mutual Funds may continue in effect from year to year only if specifically approved at least annually by (i) the Mutual Fund's Board of Directors or Trustees or (ii) the Mutual Fund's shareholders and, in either case, the vote of a majority of the Mutual Fund's directors or trustees who are not parties to the agreement or "interested persons" of any such party, within the meaning of the Investment Company Act. Each Mutual Fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days' written notice by (i) a vote of the majority of its directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Mutual Fund. Each distribution agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act.  Gabelli & Company may terminate a distribution agreement without penalty upon 60 days' written notice.

Gabelli & Company also offers our open-end mutual fund products through our website, www.gabelli.com, where directly registered mutual fund investors can access their personal account information and buy, sell and exchange Fund shares.  Fund prospectuses, quarterly reports, fund applications, daily net asset values and performance charts are all available online.  As part of our efforts to educate investors, we introduced Gabelli University with our initial publications Deals, Deals… and More Deals and Global Convertible Investing: The Gabelli Way.  Our website is an active, informative and valuable resource which we believe has become an increasingly important feature of our client service efforts.

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

Intellectual Property

Service marks and brand name recognition are important to our business. We have rights to the service marks under which our products are offered.  We have registered certain service marks in the United States and will continue to do so as new trademarks and service marks are developed or acquired.  We have rights to use the “Gabelli” name, the “GAMCO” name, and other names.  Pursuant to an assignment agreement, Mr. Gabelli has assigned to us all of his rights, title and interests in and to the “Gabelli” name for use in connection with investment management services, mutual funds and securities brokerage services. However, under the agreement, Mr. Gabelli will retain any and all rights, title and interests he has or may have in the “Gabelli” name for use in connection with (i) charitable foundations controlled by Mr. Gabelli or members of his family or (ii) entities engaged in private investment activities for Mr. Gabelli or members of his family. In addition, the funds managed by Mr. Gabelli outside GBL have entered into a license agreement with us permitting them to continue limited use of the “Gabelli” name under specified circumstances. We have taken, and will continue to take, action to protect our interests in these service marks.

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

Our business is subject to regulation at both the federal and state level by the Securities and Exchange Commission (“Commission” or “SEC”) and other regulatory bodies. Certain of our subsidiaries are registered with the Commission under the Investment Advisers Act, and the Mutual Funds are registered with the Commission under the Investment Company Act. We also have a subsidiary that is registered as a broker-dealer with the Commission and is subject to regulation by the NASD and various states.

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

In its capacity as a broker-dealer, Gabelli & Company, Inc. is required to maintain certain minimum net capital and cash reserves for the benefit of our customers. Gabelli & Company, Inc.’s net capital, as defined, has consistently met or exceeded all minimum requirements.  Gabelli & Company, Inc. is also subject to periodic examination by the NASD.

Subsidiaries of GBL are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and to regulations promulgated there under, insofar as they are “fiduciaries” under ERISA with respect to certain of their clients. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), impose certain duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving ERISA plan clients. Our failure to comply with these requirements could have a material adverse effect on us.

Investments by GBL on behalf of our clients often represent a significant equity ownership position in an issuer's class of stock. As of December 31, 2006, we had five percent or more beneficial ownership with respect to approximately 110 equity securities. This activity raises frequent regulatory and legal issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers' shareholder rights plans or “poison pills,” state gaming laws and regulations, federal communications laws and regulations, public utility holding company laws and regulations, federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions.  Our failure to comply with these requirements could have a material adverse effect on us.

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

As part of our review, hundreds of documents were examined and approximately fifteen individuals were interviewed.  We have found no evidence that any employee participated in or facilitated any “late trading”.  We also have found no evidence of any improper trading in our mutual funds by our investment professionals or senior executives.  As we previously reported, we did find that in August of 2002, we banned an account, which had been engaging in frequent trading in our Global Growth Fund (the prospectus of which did not impose limits on frequent trading) and which had made a small investment in one of our hedge funds, from further transactions with our firm. Certain other investors had been banned prior to that.  We also found that certain discussions took place in 2002 and 2003 between GBL’s staff and personnel of an investment advisor regarding possible frequent trading in certain Gabelli domestic equity funds. In June 2006, we began discussions with the SEC staff for a potential resolution of their inquiry.  As a result of these discussions, GBL recorded a reserve of approximately $12 million in the second quarter of 2006.  In February 2007, one of our advisory subsidiaries made an offer of settlement to the SEC staff for communication to the Commission for its consideration to resolve this matter. This offer of settlement is subject to final agreement regarding the specific language of the SEC’s administrative order and other settlement documents. As a result of these developments, we increased our reserves as of the fourth quarter of 2006 by $3 million. Since these discussions are ongoing, we cannot determine at this time whether they will ultimately result in a settlement of this matter, whether our reserves will be sufficient to cover any payments by GBL related to such a settlement, or whether and to what extent insurance may cover such payments.

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

Certain changes in control of our company would automatically terminate our investment management agreements with our clients, unless our separate account clients consent and, in the case of fund clients, the funds’ boards of directors and shareholders vote to continue the agreements, and could prevent us for a two-year period from increasing the investment advisory fees we are able to charge our mutual fund clients.

Under the Investment Company Act, an investment management agreement with a fund must provide for its automatic termination in the event of its assignment. The fund’s board and shareholders must vote to continue the agreement following its assignment, the cost of which ordinarily would be borne by us.

Under the Investment Advisers Act, a client’s investment management agreement may not be “assigned” by the investment advisor without the client’s consent. An investment management agreement is considered under both acts to be assigned to another party when a controlling block of the advisor’s securities is transferred. In our case, an assignment of our investment management agreements may occur if, among other things, we sell or issue a certain number of additional common shares in the future. We cannot be certain that our clients will consent to assignments of our investment management agreements or approve new agreements with us if an assignment occurs. Under the Investment Company Act, if a fund’s investment advisor engages in a transaction that results in the assignment of its investment management agreement with the fund, the advisor may not impose an “unfair burden” on that fund as a result of the transaction for a two-year period after the transaction is completed. The term “unfair burden” has been interpreted to include certain increases in investment advisory fees. This restriction may discourage potential purchasers from acquiring a controlling interest in our company.

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

Since our initial public offering in 1999, Mr. Gabelli, through his majority ownership of GGCP, has beneficially owned a majority of our outstanding class B common stock. As of December 31, 2006, GGCP’s holdings of our class B common stock represent approximately 95% of the combined voting power of all classes of our voting stock.  As long as Mr. Gabelli indirectly beneficially owns a majority of the combined voting power of our common stock, he will have the ability to elect all of the members of our Board of Directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the common stock.  In addition, Mr. Gabelli will be able to determine the outcome of matters submitted to a vote of our shareholders for approval and will be able to cause or prevent a change in control of our company.  As a result of Mr. Gabelli's control, none of our agreements with Mr. Gabelli and other companies controlled by him have been arrived at through "arm's-length" negotiations, although we believe that the parties endeavor to implement market-based terms.  There can be no assurance that we would not have received more favorable terms from an unaffiliated party.

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

During 2006, as in prior years, we experienced client “turnover”. In the Separate Accounts, over one half of the decrease in assets were subadvisory assets where the advisor underwent a corporate change in control, such as, a spin-off from a parent organization or the sale of the advisor to a third party.

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

On August 10, 2001, we and certain of our affiliates entered into a note purchase agreement with Cascade Investment, L.L.C., pursuant to which Cascade purchased $100 million in principal amount of a convertible promissory note.  Pursuant to the terms of the note, Cascade may require us, or upon a change in control or Mr. Gabelli ceasing to provide our predominant executive leadership, to repurchase the note (i.e., put option) at par plus accrued and unpaid interest on the note.  In March 2005, we amended the terms of the note.  The new terms extended the exercise date of Cascade's put option to September 15, 2006, reduced the principal of the convertible note to $50 million, effective April 1, 2005, and removed limitations on the issuance of additional debt. In June 2006, GBL and Cascade agreed to amend the terms of the note.  Effective September 15, 2006, the rate on the note increased from 5% to 6% while the conversion price was raised to $53 per share from $52 per share.  In addition, the exercise date of Cascade’s put option was extended to May 15, 2007, the expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving GBL the right to redeem the note at 101% of its principal amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions.

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

The volume of litigation against financial services firms and the amount of damages claimed has increased over the past several years.  The types of claims that we may face are varied.  For example, we may face claims against us for purchasing securities that are inconsistent with a client’s investment objectives or guidelines, in connection with the operation of the Mutual Funds or arising from an employment dispute.  The risk of litigation is difficult to assess or quantify, and may occur years after the activities or events at issue.  Even if we prevail in a legal action brought against us, the costs alone of defending against the action could have a material adverse effect on us.

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

Our businesses are subject to extensive regulation in the United States, including by the SEC and the NASD.  We are also subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies.  Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our registration or any of our subsidiaries as an investment advisor or broker-dealer.  Changes in laws or regulations or in governmental policies could have a material adverse effect on us.  The regulatory matters described in the “Recent Regulatory Developments” section above or other regulatory or compliance matters could also have a material adverse effect on us.

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

Future sales of our class A common stock in the public market or sales or distributions of our class B commons stock could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute our stockholders’ ownership in us.

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

We have remediated the first material weakness by implementing a new procedure to review the accounting treatment for all of the Company’s proprietary investments on a regular basis and are in the process of remediating the second material weakness.

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

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of class A common stock have been traded on the New York Stock Exchange (“NYSE”) under the symbol GBL since our initial public offering on February 11, 1999.  Prior to that, there was no public market for our common stock.

As of March 1, 2007, there were 64 class A common stockholders of record and 14 class B common stockholders of record.  These figures do not include stockholders with shares held under beneficial ownership in nominee name, which are estimated to be approximately 2,000.

The following table sets forth the high and low prices of our class A common stock for each quarter of 2006 and 2005 as reported by the NYSE.

Quarter Ended	High	Low

March 31, 2006	$49.05	$38.80
June 30, 2006	$42.50	$32.82
September 30, 2006	$39.94	$33.62
December 31, 2006	$40.50	$36.49

March 31, 2005	$49.20	$43.60
June 30, 2005	$46.03	$38.60
September 30, 2005	$48.55	$41.88
December 31, 2005	$47.88	$42.23

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

The following table provides information with respect to the shares of our class A common stock we repurchased during the three months ended December 31, 2006:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share, net of Commissions	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plans or Programs
10/01/06 – 10/31/06	-	-	-	652,461
11/01/06 – 11/30/06	-	-	-	1,052,461
12/01/06 – 12/31/06	4,700	$37.91	4,700	1,047,761
Totals	4,700		4,700

In November 2006, we announced an increase in the number of shares of GBL to be repurchased of 400,000 shares.  Our stock repurchase program is not subject to an expiration date.

We are required by the Securities and Exchange Commission to provide you with a comparison of the cumulative total return on our class A common stock as of December 31, 2006 with that of a broad equity market index and either a published industry index or a peer group index selected by us. The following chart compares the return on the class A common stock with the return on the S&P 500 Index, the Russell 2000 Index and an index comprised of public companies with the Standard Industrial Classification (SIC) Code 6282, Investment Advice. We have elected to use the S&P 500 Index in place of the Russell 2000 Index as our broad market index. We view the S&P 500 Index as a more widely recognized benchmark of U.S. equity market performance. The comparison assumes that $100 was invested in the class A common stock and in each of the named indices, including the reinvestment of dividends, on December 31, 2001. This chart is not intended to forecast future performance of our common stock.

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

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column
Equity compensation plans approved by security holders……………………......	193,075	$31.77	1,244,775
Equity compensation plans not approved by security holders………......	-0-	-0-	-0-
Total…………………………………....	193,075	$31.77	1,244,775

ITEM 6:                      SELECTED FINANCIAL DATA

General

The selected historical financial data presented below has been derived in part from, and should be read in conjunction with Management’s Discussion and Analysis included in Item 7 and the audited Consolidated Financial Statements of GAMCO Investors, Inc. and subsidiaries and related notes included in Item 8 of this report.

	2002 (a)	2003 (a)	2004 (a)	2005 (a) (b)	2006 (b)
Income Statement Data
Revenues:
Investment advisory and incentive fees	$177,073	$175,195	$220,561	$220,464	$227,005
Commission revenue	13,883	12,863	15,573	12,195	12,188
Distribution fees and other income	18,999	17,631	19,651	20,673	22,270
Total revenues	209,955	205,689	255,785	253,332	261,463
Expenses:
Compensation costs	79,820	86,998	103,837	106,146	101,995
Management fee	9,533	8,961	11,023	11,462	13,236
Distribution costs	16,164	16,510	20,347	21,512	25,782
Other operating expenses	14,774	18,872	21,455	26,665	44,103
Total expenses	120,291	131,341	156,662	165,785	185,116
Operating income	89,664	74,348	99,123	87,547	76,347
Other income (expense), net:
Net gain from investments	1,353	15,610	5,627	10,912	41,737
Interest and dividend income	6,757	5,530	10,481	18,483	29,382
Interest expense	(11,977)	(14,838)	(16,027)	(13,782)	(14,226)
Total other income (expense), net	(3,867)	6,302	81	15,613	56,893
Income before income taxes and minority interest	85,797	80,650	99,204	103,160	133,240
Income taxes	32,260	30,201	36,118	38,685	50,848
Minority interest	224	816	495	533	10,465
Net income	$53,313	$49,633	$62,591	$63,942	$71,927

Net income per share:
Basic	$1.77	$1.65	$2.11	$2.15	$2.52
Diluted	$1.76	$1.65	$2.06	$2.11	$2.49

Weighted average shares outstanding:
Basic	30,092	30,018	29,673	29,805	28,542
Diluted	30,302	32,081	31,804	31,155	29,525

Actual shares outstanding at December 31st	29,881	30,050	28,837	29,543	28,241

Dividends declared	$-	$0.02	$1.76	$0.09	$0.12

(a)	Restated as described in note A of item 8 of this report on Form 10-K/A.
(b)	Restated as described in the explanatory note of this report on Form 10-K/A.

	December 31,
	2002 (a)	2003 (a)	2004 (a)	2005 (a) (b)	2006 (b)
	(In thousands)
Balance Sheet Data
Total assets	$582,727	$734,759	$697,842	$728,138	$837,231
Total liabilities and minority interest	260,933	356,658	363,142	303,637	385,655
Total stockholders’ equity	$321,794	$378,101	$334,700	$424,501	$451,576

(a)	Restated as described in note A of item 8 of this report on Form 10-K.
(b)	Restated as described in the explanatory note of this report on Form 10-K/A.

	December 31,
	2002	2003	2004	2005	2006
	(In millions)
Assets Under Management (unaudited)
(at year end, in millions):
Mutual Funds	$10,068	$13,332	$13,870	$13,698	$14,939
Institutional & HNW Separate Accounts
Direct	7,989	9,610	10,269	9,634	10,332
Sub-advisory	2,614	3,925	3,706	2,832	2,340
Investment Partnerships	578	692	814	634	491
Total	$21,249	$27,559	$28,659	$26,798	$28,102

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

Overview

Material Weaknesses

As discussed in Item 9A of this report on Form 10-K/A, management concluded that the following material weaknesses existed in the Company’s internal control over financial reporting at December 31, 2006 and disclosed this to the Audit Committee and to the independent registered public accountants.  Management did not have adequate controls in place to ensure that there was no more than a remote likelihood that a material misstatement of the annual or interim financial statements would be prevented or detected as it relates to two items.  First, there was a material weakness relating to the reporting of individual assets and liabilities of certain proprietary investment accounts in the consolidated financial statements.  Next, there was a material weakness relating to the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles.  All required adjustments were made to the December 31, 2006 consolidated financial statements prior to issuance.

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

In the second material weakness relating to the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles, the Company’s control deficiencies over accrual of compensation expense for investment partnerships compensation were contemplated in the determination of the material weakness evaluation.  As a result of the second material weakness, the Company is filing this Form 10-K/A of GAMCO Investors, Inc. which constitutes Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 to restate the Financial Statements and amend Management’s Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosure about Market Risk) in Part I, Items 1 and 2, respectively, to reflect the reversal of certain previously-accrued expenses for investment partnerships compensation.

Material Weakness

As financial analysts, we would like to have available all financial data that helps evaluate a security – plus some.  Today, under Reg FD, selected data that we could use in our analysis of a company is clothed – more than fully.

As for GBL, one of our strengths – pound for pound – is the brainpower and experience of our professional team.  Add to that a strong balance sheet, a passion for investing and a commitment to the client first, second and third and you have insight into (y)our team.  Yet this asset – accumulated over thirty years – with proven investment results and proven financial acumen is not on our balance sheet.

The Accounting

About two years ago, we started incubating a financial product managed by an investment professional of our firm.  If successful, and we had expectations it would be, we could add to our investment options offered to our extended client base.

As the results unfolded better than we expected, we kept adding to the size of our investment.

Now The Twist

Internally, we ask – how is the investment alternative working?  We tracked results daily.

Approximately $5 million was in this product at January 2006.  By year-end, $22 million was invested.  The increase was aided by an enlarged investment from us and quality, i.e., risk adjusted performance.

Since the product, with our knowledge, uses leverage – not ten or fifteen times – but three times to generate returns, it adds to “gross assets.”  At year-end, the accounting footings were assets of $52 million consisting of $30 million of high yield debt, $20 million of convertible bonds and preferreds and equities of $2 million long and $7 million short plus $23 million of margin borrow.  Instead of carrying these numbers on our balance sheet, we carried the net figure.

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

Material Weakness

From an accounting point of view, our initial classification of reporting the alternative vehicle was wrong.  We share with you in the following table the adjusted results:

000’s	12/31/2005	3/31/2006	6/30/2006	9/30/2006

Assets:
-Reported (a) (b)	$720,938	$735,191	$725,474	$755,019
-Gross	728,138	743,271	740,286	778,035
-Difference	7,200	8,080	14,812	23,016

Operating Liabilities:
-Reported (a)	57,946	71,783	71,002	83,217
-Gross	65,146	79,863	85,814	106,233
-Difference	7,200	8,080	14,812	23,016

Total Liabilities:
-Reported (a) (b)	290,255	304,091	303,309	315,525
-Gross	297,455	312,171	318,121	338,541
-Difference	7,200	8,080	14,812	23,016

Equity:
-Reported (a) (b)	424,502	411,046	402,442	419,179
-Gross	424,502	411,046	402,442	419,179
-Difference	$-	$-	$-	$-

(a) Non-GAAP measure.
(b) Restated as described in explanatory note of this report on Form 10-K/A.

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

After considering the guidance provided in EITF D-96, “Accounting for Management Fees Based on Formula”, GBL believes that the preferable method of accounting is to recognize management fee revenues on closed-end preferred shares and incentive fees on investment partnerships at the end of the measurement period.  This method results in revenue recognition only when the measurement period has been completed and when the management fees and incentive fees have been earned.  This eliminates the possibility of revenues that have been recognized in interim measurement periods subsequently being reversed in later periods during a fiscal year.

Under SFAS No. 154 “Accounting Changes and Error Corrections,” which GBL adopted on January 1, 2006, a voluntary change in accounting principle requires retrospective application to each period presented as if the different accounting principle had always been used and requires an adjustment at the beginning of the first period presented for the cumulative effect of the change to the new accounting principle.  Whereas some investment partnerships have a fiscal year-end differing from GBL’s fiscal year-end, there is an adjustment for the cumulative effect of a change to the accounting principle at January 1, 2004.  Such cumulative effect of change in accounting amounted to $210,000 as of January 1, 2004 which is presented in the consolidated statement of stockholder’s equity.  Additionally, there is a change in full year 2004 and 2005 revenues and net income from what was previously reported.  Therefore, this change in accounting principle resulted in an increase of revenues of approximately $0.6 million and $1.0 million in 2004 and 2005, respectively, an increase in net income of approximately $32,000 and $125,000, respectively and an increase in earnings per share of $0.00 and $0.01 in 2004 and 2005, respectively. In 2006, if the policy had not changed, revenue and net income would have been decreased by approximately $0.1 million and $35,000, respectively, and there would have been no effect on earnings per share.

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

Distribution fees and other income primarily include distribution fee revenue in accordance with Rule 12b-1 (“12b-1”) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), along with sales charges and underwriting fees associated with the sale of the Mutual Funds plus other revenues. Distribution fees fluctuate based on the level of assets under management and the amount and type of Mutual Funds sold directly by Gabelli & Company and through various distribution channels.

Compensation costs include variable and fixed compensation and related expenses paid to officers, portfolio managers, sales, trading, research and all other professional staff.   Other operating expenses include marketing, product distribution and promotion costs, clearing charges and fees for Gabelli & Company’s brokerage operation, and other general and administrative operating costs.

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

Consolidated Statements of Financial Condition

We ended 2006 with approximately $729.0 million in cash and investments, which is net of $16.0 million of cash and investments held by our consolidated investment partnerships.  This included approximately $102.0 million of our investments in The Gabelli Dividend & Income Trust, The Gabelli Global Utility & Income Trust, Westwood Holdings Group, various Gabelli and GAMCO open-end mutual funds as well as other investments classified as “available for sale securities” for accounting purposes but should be viewed as highly illiquid because of restrictions.  Our debt of $231.8 million consisted of $100 million of 5.5% senior notes due May 2013, a $49.5 million 6% convertible note due August 2011, and $82.3 million of 5.22% senior notes due February 17, 2007.  We had cash and investments, net of debt and minority interest of $17.42 per share, excluding cash and investments held by our consolidated investment partnerships, on December 31, 2006, compared with $14.79 per share on December 31, 2005.

Stockholders' equity was $451.6 million or $15.99 per share on December 31, 2006 compared to $424.5 million or $14.37 per share on December 31, 2005.  The increase in stockholder’s equity from the end of 2005 was principally related to a $81.8 million increase in total comprehensive income, which was partially offset by our purchase of treasury stock during 2006 of $54.6 million.

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

Asset Highlights

We reported assets under management as follows (dollars in millions):

						% Inc(Dec)
	2002	2003	2004	2005	2006	2006/2005	CAGR (a)
Mutual Funds
Open-End	$6,482	$8,088	$8,029	$7,888	$8,389	6.4%	0.1%
Closed-End	1,609	3,530	4,342	5,075	5,806	14.4	26.0
Fixed Income	1,977	1,714	1,499	735	744	1.2	(16.1)
Total Mutual Funds	10,068	13,332	13,870	13,698	14,939	9.1	4.6
Institutional & Separate Accounts
Equities: direct	7,376	9,106	9,881	9,550	10,282	7.7	3.0
“ sub-advisory	2,614	3,925	3,706	2,832	2,340	(17.4)	(2.5)
Fixed Income	613	504	388	84	50	(40.5)	(41.3)
Total Institutional & Separate Accounts	10,603	13,535	13,975	12,466	12,672	1.7	0.7
Investment Partnerships	578	692	814	634	491	(22.6)	(3.0)
Total Assets Under Management	$21,249	$27,559	$28,659	$26,798	$28,102	4.9	2.6

(a) The % CAGR is computed for the five-year period January 1, 2002 through December 31, 2006

Net outflows in 2006 totaled $3.0 billion compared to net outflows of $2.3 billion and $1.7 billion in 2005 and 2004, respectively.

Total net outflows from equities products were approximately $2.9 billion in 2006, and net outflows from fixed income products were $0.1 billion in 2006.

For the three years ended December 31, 2004, 2005 and 2006 our net cash inflows and outflows by product line were as follows (in millions):

	2004	2005	2006
Mutual Funds
Equities	$(261)	$167	$(802)
Fixed Income	(228)	(788)	(18)
Total Mutual Funds	(489)	(621)	(820)
Institutional & HNW Separate Accounts
Equities: direct	(416)	(310)	(807)
“ sub-advisory	(762)	(845)	(1,057)
Fixed Income	(125)	(310)	(36)
Total Institutional & HNW Separate Accounts	(1,303)	(1,465)	(1,900)
Investment Partnerships
Equities	92	(208)	(236)
Fixed Income	-	-	-
Total Investment Partnerships	92	(208)	(236)

Total Equities	(1,347)	(1,196)	(2,902)
Total Fixed Income	(353)	(1,098)	(54)
Total Net Cash In (Out) Flows	$(1,700)	$(2,294)	$(2,956)

For the three years ended December 31, 2004, 2005 and 2006 our net appreciation and depreciation by product line were as follows (in millions):

	2004	2005	2006
Mutual Funds
Equities	$1,015	$425	$2,034
Fixed Income	12	25	27
Total Mutual Funds	1,027	450	2,061
Institutional & HNW Separate Accounts
Equities: direct	1,191	(22)	1,539
“ sub-advisory	543	(29)	565
Fixed Income	9	6	2
Total Institutional & HNW Separate Accounts	1,743	(45)	2,106
Investment Partnerships
Equities	30	28	93
Fixed Income	-	-	-
Total Investment Partnerships	30	28	93

Total Equities	2,779	402	4,231
Total Fixed Income	21	31	29
Total Net Appreciation	$2,800	$433	$4,260

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

Operating Results for the Year Ended December 31, 2006 as Compared to the Year Ended December 31, 2005

Revenues
Total revenues were $261.5 million in 2006, $8.2 million or 3.2% higher than the total revenues of $253.3 million in 2005.  The increase in total revenues by revenue component was as follows (in millions):

			Increase (decrease)
	2005 (a)	2006	$	%
Investment advisory and incentive fees	$220.4	$227.0	$6.6	3.0%
Commissions	12.2	12.2	-	-
Distribution fees and other income	20.7	22.3	1.6	7.7
Total revenues	$253.3	$261.5	$8.2	3.2

(a) Restated as described in note A of item 8 of this report on Form 10-K.

Investment Advisory and Incentive Fees:  Investment advisory and incentive fees, which comprised 86.8% of total revenues in 2006, are directly influenced by the level and mix of assets under management (“AUM”).  At December 31, 2006 AUM were $28.1 billion, a 4.9% increase from prior year-end AUM of $26.8 billion.  Our equity AUM were $27.3 billion on December 31, 2006 versus $26.0 billion on December 31, 2005. Increases in open-end and closed-end fund assets ($1.2 billion), principally the result of market appreciation during fourth quarter 2006 and a slight increase in separate account and institutional assets ($206 million) were slightly offset by decreases in AUM in our investment partnerships ($143 million).  Our fixed income assets decreased slightly to $794 million at year-end 2006 from $819 million at the end of 2005.

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

Expenses
Compensation: Compensation costs, which are largely variable in nature, decreased approximately $4.2 million, or 3.9%, to $102.0 million in 2006 from $106.1 million in 2005.  Our variable compensation costs decreased $5.2 million to $72.1 million in 2006 from $77.3 million in 2005 and decreased, as a percent of revenues, to 27.6% in 2006 compared to 30.5% in 2005.  The decrease in total variable compensation costs is principally due to a reversal of previously accrued compensation relating to our Investment Partnerships ($8.5 million) and lower variable compensation costs related to Investment Partnerships and Separate Accounts (a decrease of $1.0 million) partially offset by higher revenues from Mutual Funds and increased commission payouts (an increase of $4.2 million).  The decrease, as a percent of revenues, is due to the reversal of previously accrued compensation relating to our Investment Partnerships and a shift in revenue mix from Investment Partnerships to Separate Accounts and Mutual Funds.  Fixed compensation costs rose approximately $1.1 million to $29.9 million in 2006 from $28.8 million in 2005 principally due to increases in salaries and bonuses, partially offset by reduced stock option expense.

Management Fee: Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli for acting as CEO pursuant to his Employment Agreement so long as he is an executive of GBL and devoting the substantial majority of his working time to the business. In 2006, management fee expense increased 15.5% to $13.2 million versus $11.5 million in 2005.

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

Other Income and Expense
Our proprietary investment portfolio consists of investments in mutual funds, U.S. treasury bills, common stocks as well as other investments including limited partnerships and offshore funds.  Net gain from investments increased to $41.7 million for the year ended December 31, 2006 compared to $10.9 million in 2005. Of the increase, $17.3 million was primarily due to improved investment results and $13.5 million of the increase was due to the consolidation of certain partnerships and offshore funds that are not expected to be consolidated in future periods in accordance with FASB Interpretation No. 46R (“FIN 46R”) and Emerging Issue Task Force 04-5 (“EITF 04-5”) in 2006.

Interest and dividend income was $29.4 million in 2006 compared to $18.5 million in 2005.

Interest expense increased $0.4 million to $14.2 million in 2006, from $13.8 million in 2005.  The increase is a result of changes to the terms of our $50 million convertible note with Cascade Investments L.L.C. (“Cascade”). In June 2006, GBL and Cascade agreed to amend the terms of the $50 million convertible note maturing in August 2011.  Effective September 15, 2006, the rate on the note increased from 5% to 6% while the conversion price was raised to $53 per share from $52 per share.  In addition, the exercise date of Cascade’s put option was extended to May 15, 2007, the expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving GBL the right to redeem the note at 101% of its principle amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions.

Income Taxes
The effective tax rate for 2006 was 38.2% compared to 37.5% in the prior year. Excluding the tax effects of the reserve against earnings as described above, the effective tax rate was 37.1%.

Minority Interest
Minority interest expense was $10.5 million in 2006 compared to $0.5 million in 2005.  The increase was primarily due to the earnings from our Investment Partnerships, which were consolidated into our results for year ended December 31, 2006 as a result of FIN 46R and EITF 04-5, and income from investments at our 92%-owned subsidiary, Gabelli Securities, Inc.

Net Income
Net income for 2006 was $71.9 million or $2.49 per fully diluted share versus $63.9 million or $2.11 per fully diluted share for 2005.

Operating Margin
For the full year ended December 31, 2006, the operating margin before management fee was 40.5% versus 39.1% in the prior year.  The operating margin in 2006 is before the inclusion of a litigation reserve of approximately $15 million taken in 2006 and other charges in the fourth quarter as described above.

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

At December 31, 2006, we had 193,075 options outstanding to purchase our class A common stock which were granted under our Stock Award and Incentive Plans (the “Plans”).

Operating Results for the Year Ended December 31, 2005 as Compared to the Year Ended December 31, 2004

Revenues
Total revenues were $253.3 million in 2005, $2.5 million or 1.0% lower than the total revenues of $255.8 million in 2004.  The decrease in total revenues by revenue component was as follows (in millions):

			Increase (decrease)
	2004 (a)	2005 (a)	$	%
Investment advisory and incentive fees	$220.5	$220.4	($0.1)	- %
Commissions	15.6	12.2	(3.4)	(21.8)
Distribution Fees and other income	19.7	20.7	1.0	5.1
Total revenues	$255.8	$253.3	($2.5)	(1.0)

(a) Restated as described in note A of item 8 of this report on Form 10-K/A.

Investment Advisory and Incentive Fees:  Investment advisory and incentive fees, which comprised 87.0% of total revenues in 2005, are directly influenced by the level and mix of AUM.  At December 31, 2005 AUM were $26.8 billion, a 6.5% decrease from prior year-end AUM of $28.7 billion.  Our equity AUM were $26.0 billion on December 31, 2005 versus $26.8 billion on December 31, 2004. An increase in closed-end fund assets principally related to the initial public offering of The Gabelli Global Gold, Natural Resources & Income Trust (AMEX: GGN) (which generated gross proceeds of approximately $352 million), a rights offering for The Gabelli Equity Trust Inc. (NYSE: GAB) ($144 million), and a preferred stock offering for The Gabelli Dividend and Income Trust (NYSE: GDV) ($197 million) were more than offset by decreases in AUM in our separate accounts business ($1.2 billion), open-end mutual funds ($141 million) and investment partnerships ($180 million).  Our fixed income assets declined to $819 million at year-end 2005 from $1.9 billion at the end of 2004, principally related to the withdrawal of assets from The Treasurer’s Fund, which was closed during the fourth quarter 2005.

Mutual fund revenues increased $3.9 million or 3.3%, as higher revenues from closed-end funds were offset slightly by lower revenues from open-end equity mutual funds and fixed income mutual funds.  Revenue from open-end equity funds decreased $0.4 million or 0.4% from the prior year as average assets under management in 2005 and 2004 were essentially flat at $7.8 billion.  The closing of The Treasurer’s Fund in the fourth quarter of 2005 contributed to lower revenues from fixed income mutual funds of $1.5 million or 74.6% from the 2004 period.  Closed-end fund revenues increased $5.8 million or 15.4% from the prior year.

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

Expenses

Compensation: Compensation costs, which are largely variable in nature, increased approximately $2.2 million, or 2.2%, to $106.1 million in 2005 from $103.9 million in 2004.  Our variable compensation costs increased $0.7 million to $77.3 million in 2005 from $76.6 million in 2004 and increased, as a percent of revenues, to 30.5% in 2005 compared to 29.9% in 2004.  The increase in total variable compensation costs is principally due to higher revenues from Mutual Funds and Investment Partnerships (an increase of $1.5 million) partially offset by lower variable compensation costs related to Commissions (a decrease of $1.3 million).  The increase, as a percent of revenues, is due to a shift in revenue mix from Separate Accounts to Investment Partnerships and Mutual Funds.  Fixed compensation costs rose approximately $1.5 million to $28.8 million in 2005 from $27.3 million in 2004 principally due to increases in salaries and stock option expense.  The increase in stock option expense of approximately $1.0 million was related to the accelerated vesting of stock options during the year.

Management Fee: Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli for acting as CEO pursuant to his Employment Agreement so long as he is an executive of GBL and devoting the substantial majority of his working time to the business. In 2005, management fee expense increased 4.0% to $11.5 million versus $11.0 million in 2004.

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

Interest expense fell $2.2 million to $13.8 million in 2005, from $16.0 million in 2004.  The decrease is a result of the April 1, 2005 repurchase of $50 million of the $100 million 5% convertible note and the remarketing of the senior notes in November 2004, which reduced the interest rate from 6.0% to 5.22%.  At December 31, 2005, the 5% convertible note is convertible, at the holder’s option, into shares of our class A common stock at $52 per share.

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

Net Income
Net income for 2005 was $63.9 million or $2.11 per fully diluted share versus $62.6 million or $2.06 per fully diluted share for 2004.

Operating Margin
Operating margins, before management fee, for the full year 2005 declined to 39.1% from 43.1% due to an increase in selling, general and administrative expenses, including a number of one-time charges.

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

At December 31, 2005, we had 226,325 options outstanding to purchase our class A common stock which were granted under our Stock Award and Incentive Plans (the “Plans”).

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

Summary cash flow data is as follows:
	2004 (a)	2005 (a)	2006
		(in thousands)
Cash flows used in:
Operating activities	$(23,879)	$(31,029)	$(5,708)
Investing activities	(11,056)	(7,205)	(2,668)
Financing activities	(94,480)	(45,626)	(28,390)
Decrease in cash and cash equivalents	(129,415)	(83,860)	(36,766)
Cash and cash equivalents at beginning of year	386,511	257,096	173,161
Income related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net	-	-	1,754
Effect of exchange rates on cash and cash equivalents	-	(75)	(36)
Cash and cash equivalents at end of year	$257,096	$173,161	$138,113

(a) Restated as described in note A of item 8 of this report on Form 10-K.

Cash and liquidity requirements have historically been met through cash generated by operating income and our borrowing capacity.  At December 31, 2006, we had cash and cash equivalents of $138.1 million, a decrease of $35.0 million from the prior year-end primarily due to the Company’s financing activities.  We have established a collateral account, consisting of cash and cash equivalents and U.S. treasury securities totaling $54.2 million, to secure a $51.3 million letter of credit issued in favor of the holder of the $50 million 6% convertible note.  Cash and cash equivalents and investments in securities held in the collateral account are restricted from other uses until the date of expiration and are classified as restricted cash on the consolidated statements of financial condition.  Under the terms of the capital lease, we are obligated to make minimum total payments of $4.9 million through April 2013.

Net cash used in operating activities was $5.7 million for the year ended December 31, 2006, principally resulting from $1,039.9 million in purchases of investments in securities, a $42.1 million increase in receivable from brokers, $4.9 million in purchases of investments in partnerships and affiliates and $40.0 million from the net effects of the FIN 46R and EITF 04-5 consolidation.  The uses were partially offset by proceeds from sales of investments in securities of $1,014.3 million, $22.8 million in increase in accrued expenses and other liabilities, $14.6 million in distributions from investments in partnerships and affiliates and an increase in compensation payable of $1.3 million.  Excluding the net effects of the consolidation of investment partnerships and offshore funds, our cash provided by operating activities was $34.2 million. Net cash used in operating activities of $31.0 million in 2005 results primarily from purchases of trading investments in securities of $1,171.3 million and investments in partnerships and affiliates of $16.0 million, partially offset by proceeds from sales of trading investments in securities of $1,063.1 million and $37.5 million of distributions from partnerships and affiliates.

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

We continue to maintain our investment grade ratings which we have received from two ratings agencies, Moody’s Investors Services and Standard and Poor’s Ratings Services.  We believe that our ability to maintain our investment grade ratings will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs.

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

Our subsidiary, GAMCO Asset Management (UK) Limited is a registered member of the Financial Services Authority.  In connection with this registration in the United Kingdom, we have a minimum Liquid Capital Requirement of £267,000, ($523,000 at December 31, 2006) and an Own Funds Requirement of €50,000 ($66,000 at December 31, 2006).  We have consistently met or exceeded these minimum requirements.

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

(In thousands)
	Fair Value	Fair Value assuming 10% decrease in equity prices	Fair Value assuming 10% increase in equity prices
At December 31, 2005:
Equity price sensitive investments, at fair value………………………………	$271,950	$244,755	$299,145
At December 31, 2006:
Equity price sensitive investments, at fair value………………………………	$387,703	$348,933	$426,473

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

Commitments and Contingencies

We are obligated to make future payments under various contracts such as debt agreements and capital and operating lease agreements.  The following table sets forth our significant contractual cash obligations as of December 31, 2006 (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter
Contractual Obligations:
5.5% Senior notes	$100,000	$-	$-	$-	$-	$-	$100,000
6% Convertible note	50,000	-	-	-	-	50,000	-
5.22% Senior Notes	82,308	82,308	-	-	-	-	-
Capital lease obligations	4,936	856	765	765	765	765	1,020
Non-cancelable operating lease obligations	278	242	35	1	-	-	-
Total	$237,522	$83,406	$800	$766	$765	$50,765	$101,020

In June 2006, GBL and Cascade Investments L.L.C. (“Cascade”) agreed to amend the terms of the $50 million convertible note maturing in August 2011.  Effective September 15, 2006, the rate on the note increased from 5% to 6% while the conversion price was raised to $53 per share from $52 per share.  In addition, the exercise date of Cascade’s put option was extended to May 15, 2007, the expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving GBL the right to redeem the note at 101% of its principal amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions.

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

As of December 5, 1997, GGCP entered into a master lease agreement with an entity controlled by members of Mr. Gabelli’s immediate family, for a 60,000 square foot building, of which approximately 9,000 square feet are currently subleased to other tenants. The master lease for the building and property, which is located at 401 Theodore Fremd Avenue, Rye, New York (the "Building"), expires on April 30, 2013.  As of February 9, 1999, GGCP assigned all of its rights and obligations under the master lease to GBL.  GBL leases space in the Building to a company for which Mr. Gabelli serves as Chairman and is a significant stockholder.

Pursuant to the Employment Agreement, Mr. Gabelli has agreed that, while he is employed by GBL, he will not provide investment management services outside of GBL, except for certain permitted accounts managed by MJG Associates, Inc., for which he serves as Chairman.  MJG Associates, Inc., which is wholly-owned by Mr. Gabelli, serves as a general partner or investment manager of various investment funds and other accounts.  For these investment funds and other accounts, any management or incentive fees related to new investors after the date of GBL’s initial public offering in 1999 are due to GBL in accordance with a resolution adopted by GBL’s Board of Directors in 1999.

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

GBL reimburses GGCP for GGCP's incremental costs (but not the fixed costs) relating to GBL’s use of an airplane in which GGCP owns a fractional interest.  Mr. Gabelli’s brother, spouse and a son were employed by GBL during 2006.

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

For the year ended December 31, 2006, the consolidation of these entities had no impact on net income but did result in (a) the elimination of revenues and expenses which are now intercompany transactions; (b) the recording of all the partnerships’ operating expenses of these entities including those pertaining to third-party interests; (c) the recording of all other income of these entities including those pertaining to third-party interests; (d) recording of income tax expense of these entities including those pertaining to third party interests and (e) the recording of minority interest which offsets the net amount of any of the partnerships’ revenues, operating expenses, other income and income taxes recorded in these respective line items which pertain to third-party interest in these entities.  While this had no impact on net income, the consolidation of these entities does affect the classification of income between operating and other income.

Goodwill

Prior to the issuance of Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill and other long-lived intangible assets were amortized each year.  The adoption of SFAS No. 142 at the beginning of 2002 eliminated the amortization of these assets and established requirements for having them tested for impairment at least annually.  During the first quarter of 2005, AUM for our fixed income business decreased approximately 42% from the beginning of the year, triggering under our accounting policies the need to reassess goodwill for this previously 80% owned subsidiary.  Using a present value cash flow method, we reassessed goodwill for this entity and determined that the value of the entity no longer justified the amount of goodwill.  Accordingly, we recorded a charge of $1.1 million for the impairment of goodwill which represented the entire amount of goodwill for this entity during 2005.

At November 30, 2005 and November 30, 2006, management conducted its annual assessments and assessed the recoverability of goodwill and determined that there was no further impairment of the remaining goodwill on GBL’s consolidated financial statements.  In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets.  If these estimates or related projections change in the future, it may result in an impairment charge for these assets to income.

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

Stock Based Compensation

Effective January 1, 2003, we use a fair value based method of accounting for stock-based compensation provided to our employees in accordance with SFAS No. 123, “Accounting for Stock Based Compensation.”  The estimated fair value of option awards is determined using the Black Scholes option-pricing model.  This sophisticated model utilizes a number of assumptions in arriving at its results, including the estimated life of the option, the risk free interest rate at the date of grant and the volatility of the underlying common stock.  There may be other factors, which have not been considered, which may have an effect on the value of the options as well.  The effects of changing any of the assumptions or factors employed by the Black Scholes model may result in a significantly different valuation for the options.  We adopted Statement 123 (R), “Share-Based Payment” (“Statement 123 (R)”) on January 1, 2005.  In light of our modified prospective adoption of the fair value recognition provisions of Statement 123 (R) for all grants of employee stock options, the adoption of Statement 123 (R) did not have a material impact on our consolidated financial statements.

Recent Accounting Developments

In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140,” (“Statement 155”) that amends FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (“Statement 133”) and No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” (“Statement 140”). The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  Statement 155 does not permit prior period restatement.  The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company plans to adopt this statement on January 1, 2007.  The impact of adopting this statement is expected to be immaterial to the Company’s consolidated financial statements.

In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets,” which amends Statement 140.  The statement permits an entity to choose either the amortization method or fair value measurement method for each class of separately-recognized servicing assets and servicing liabilities.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company plans to adopt this statement on January 1, 2007.  The impact of adopting this statement is expected to be immaterial to the Company’s consolidated financial statements.

In April 2006, the FASB issued FSP FIN 46R-6 “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R) (“FSP”)”  The FSP addresses certain major implementation issues related to FIN 46R, specifically how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The FSP is effective as of the beginning of the first day of the first reporting period beginning after September 15, 2006. The Company plans to adopt this statement on January 1, 2007.  The impact of adopting this statement is expected to be immaterial to the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FAS109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this interpretation on January 1, 2007. The Company has not completed its analysis, and the materiality of the adoption on the Company’s consolidated financial statement is not known at this time.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurement” (“Statement 157”). The statement provides guidance for using fair value to measure assets and liabilities. The statement provides guidance to companies about the extent of which to measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company plans to adopt this statement on January 1, 2008. The impact of adopting Statement 157 is expected to be immaterial to the Company’s consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (the “SAB”), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". The SAB addresses diversity in how companies consider and resolve the quantitative effect of financial statement misstatements. The SAB is effective as of the beginning of  the first day of the first reporting period beginning after November 15, 2006.  The Company plans to adopt this SAB on January 1, 2007.  The impact of adopting this SAB is expected to be immaterial to the Company’s consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“Statement 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157.  The Company plans to adopt this statement on January 1, 2008.  The impact of adopting Statement 159 is expected to be immaterial to the Company’s consolidated financial statements.

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

________

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GAMCO Investors, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of GAMCO Investors, Inc. and Subsidiaries (“GAMCO”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of GAMCO’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GAMCO Investors, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 (except for Note A Restatement, as to which the date is August 8, 2007), expressed an unqualified opinion on management’s assessment of the effectiveness of GAMCO’s internal control over financial reporting and an adverse opinion on the effectiveness of GAMCO’s internal control over financial reporting because of material weaknesses.

ERNST & YOUNG LLP

New York, New York
March 16, 2007
except for Note A Restatement, as to which the date is
August 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
GAMCO Investors, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting, that GAMCO Investors, Inc. and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effects of not having processes in place to ensure that individual assets and liabilities of certain investment accounts were presented in the consolidated financial statements on a gross basis and that non-routine transactions were appropriately evaluated and accounted for in accordance with U.S. generally accepted accounting principles, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). GAMCO Investors, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.  Management did not have adequate controls in place to ensure that there was a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would be prevented or detected as it relates to: (1) the reporting of individual assets and liabilities of certain investment accounts in the consolidated financial statements on a gross basis and (2) the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles. These material weaknesses resulted in the misstatement of certain asset, liability and income statement accounts, and incomplete disclosures in the notes to the consolidated financial statements.  The adjustments have been recorded in the annual consolidated financial statements as of and for the year ended December 31, 2006 along with the appropriate disclosures. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 16, 2007 (except for note A Restatement, as to which the date in August 8, 2007) on those consolidated financial statements.

In our opinion, management’s assessment that GAMCO Investors, Inc. and Subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the control criteria, GAMCO Investors, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of GAMCO Investors, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, of GAMCO Investors, Inc. and Subsidiaries and our report dated March 16, 2007 (except for Note A Restatement, as to which the date is August 8, 2007),  expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

New York, New York
March 16, 2007
except for Note A Restatement, in the consolidated financial statements as to which the date is
August 8, 2007

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2004 (a)	2005 (a) (b)	2006 (b)
Revenues Investment advisory and incentive fees	$220,561	$220,464	$227,005
Commission revenue	15,573	12,195	12,188
Distribution fees and other income	19,651	20,673	22,270
Total revenues	255,785	253,332	261,463
Expenses Compensation costs	103,837	106,147	101,995
Management fee	11,023	11,462	13,236
Distribution costs	20,347	21,512	25,782
Other operating expenses	21,455	26,665	44,103
Total expenses	156,662	165,786	185,116
Operating income	99,123	87,546	76,347
Other Income (Expense)
Net gain from investments	5,627	10,912	41,737
Interest and dividend income	10,481	18,483	29,382
Interest expense	(16,027)	(13,782)	(14,226)
Total other income, net	81	15,613	56,893
Income before income taxes and minority interest	99,204	103,159	133,240
Income taxes	36,118	38,685	50,848
Minority interest	495	533	10,465
Net income	$62,591	$63,941	$71,927

Net income per share:
Basic	$2.11	$2.15	$2.52
Diluted	$2.06	$2.11	$2.49

Weighted average shares outstanding:
Basic	29,673	29,805	28,542
Diluted	31,804	31,155	29,525

Dividends declared	$1.76	$0.09	$0.12

(a)	Restated as described in note A in item 8 of this report on Form 10-K/A.
(b)	Restated as described in the explanatory note of this report on Form 10-K/A.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	December 31,
	2005 (a) (b)	2006 (b)
ASSETS

Cash and cash equivalents, including restricted cash of $2,503 and $2,079	$173,161	$138,113
Investments in securities, including restricted securities of $52,219 and $52,116	421,404	507,595
Investments in partnerships and affiliates	74,827	81,884
Receivable from brokers	9,827	53,682
Investment advisory fees receivable	22,098	31,094
Other receivables from affiliates	12,888	9,902
Capital lease	1,706	1,459
Goodwill	3,523	3,523
Other assets	8,704	9,979
Total assets	$728,138	$837,231

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers	$3,937	$36,345
Income taxes payable	10,374	13,922
Capital lease obligation	2,992	2,781
Compensation payable	27,081	30,174
Securities sold, not yet purchased	3,183	8,244
Accrued expenses and other liabilities	17,579	41,053
Total operating liabilities	65,146	132,519

5.5% Senior notes (due May 15, 2013)	100,000	100,000
6% Convertible note (conversion price, $53.00 per share; note due August 14, 2011) (c)	50,000	49,504
5.22% Senior notes (due February 17, 2007)	82,308	82,308

Total liabilities	297,454	364,331

Minority interest	6,182	21,324

Stockholders' equity:
Class A Common Stock, $.001 par value; 100,000,000 shares
authorized; 9,648,339 and 12,055,872 shares issued, respectively; 6,414,517 and 7,487,018 shares outstanding, respectively	10	12
Class B Common Stock, $.001 par value; 100,000,000 shares
authorized; 24,000,000 shares issued and 23,128,500 and
20,754,217 shares outstanding, respectively	23	21
Additional paid-in capital	226,353	229,699
Retained earnings	329,463	397,893
Accumulated other comprehensive gain.	526	10,427
Treasury stock, class A, at cost (3,233,822 and 4,568,854 shares, respectively)	(131,873)	(186,476)
Total stockholders' equity	424,502	451,576

Total liabilities and stockholders' equity	$728,138	$837,231

(a)	Restated as described in note A in item 8 of this report on Form 10-K/A.
(b)	Restated as described in the explanatory note of this report on Form 10-K/A.
(c)	Convertible note was 5% with a conversion price of $52 per share at December 31, 2005.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands)
	Common Stock	Additional Paid-in Capital	Retained Earnings(a) (b)	Accumulated Other Compre-hensive (Loss) / Gain	Treasury Stock	Total (a)(b)
Balance at December 31, 2003	$31	$143,475	$257,266	$1,480	$(23,941)	$378,311

Cumulative effect of change in accounting principle	-	-	(210)	-	-	(210)
Balance at December 31, 2003, as restated	-	-	$257,056	-	-	$378,101
Comprehensive income:
Net income	-	-	62,591	-	-	62,591
Other comprehensive gain:
Net unrealized losses on securities
available for sale, net of management
fees and income tax benefit of $1,198	-	-	-	(1,533)	-	(1,533)
Total comprehensive income						61,058
Dividends declared	-	-	(51,306)	-	-	(51,306)
Stock based compensation expense	-	1,819	-	-	-	1,819
Purchase and retirement of mandatory
convertible securities	-	45	-	-	-	45
Exercise of stock options including tax benefit	-	4,090	-	-	-	4,090
Proceeds from early settlement of purchase contracts	-	11,740	-	-	-	11,740
Capitalized costs	-	(116)	-	-	-	(116)
Purchase of treasury stock	-	-	-	-	(70,731)	(70,731)
Balance at December 31, 2004	$31	$161,053	$268,341	$(53)	$(94,672)	$334,700

Comprehensive income:
Net income	-	-	63,941	-	-	63,941
Other comprehensive gain:
Net unrealized gains on securities
available for sale, net of management
fees and income tax expense of $438	-	-	-	564	-	564
Foreign currency translation	-	-	-	15	-	15
Total comprehensive income						64,520
Dividends declared	-	-	(2,819)	-	-	(2,819)
Tender for employee stock options	-	(9,665)	-	-	-	(9,665)
Stock based compensation expense	-	2,770	-	-	-	2,770
Exercise of stock options including tax benefit	-	1,659	-	-	-	1,659
Proceeds from settlement of purchase contracts	2	70,567	-	-	-	70,569
Capitalized costs	-	(31)	-	-	-	(31)
Purchase of treasury stock	-	-	-	-	(37,201)	(37,201)
Balance at December 31, 2005	$33	$226,353	$329,463	$526	$(131,873)	$424,502

Comprehensive income:
Net income	-	-	71,927	-	-	71,927
Other comprehensive gain:
Net unrealized gains on securities
available for sale, net of management
fees and income tax expense of $7,649	-	-	-	9,834	-	9,834
Foreign currency translation	-	-	-	67	-	67
Total comprehensive income						81,828
Dividends declared	-	-	(3,413)	-	-	(3,413)
Discount on debt amendment	-	633	-	-	-	633
Excess tax benefit for exercised stock options	-	1,782	-	-	-	1,782
Stock based compensation expense	-	53	-	-	-	53
Exercise of stock options including tax benefit	-	878	-	-	-	878
Capitalized costs	-	-	(84)	-	-	(84)
Purchase of treasury stock	-	-	-	-	(54,603)	(54,603)
Balance at December 31, 2006	$33	$229,699	$397,893	$10,427	$(186,476)	$451,576
(a)	Restated as described in note A of item 8 of this report on Form 10-K/A.
(b)	Restated as described in the explanatory note of this report on Form 10-K/A.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31
	2004(a)	2005 (a) (b)	2006 (b)
Operating activities Net income	$62,591	$63,941	$71,927
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net gains from partnerships and affiliates	(4,843)	(6,967)	(7,427)
Depreciation and amortization	980	975	882
Stock based compensation expense	1,819	2,770	53
Deferred income tax	(1,769)	1,088	(3,590)
Tax benefit from exercise of stock options	1,064	328	191
Foreign currency loss	-	191	67
Other-than-temporary loss on available for sale securities	-	3,301	40
Impairment of goodwill	-	1,127	-
Market value of donated securities	-	-	331
Minority interest in net income of consolidated subsidiaries	495	533	1,641
Realized gains on sales of available for sale securities, net	(101)	(482)	(621)
Realized gains on sales of investments in securities, net	(960)	(10,676)	(18,667)
Change in unrealized value of trading investments in securities, net	(46)	(2,872)	(2,035)
Amortization on discount on debt	-	-	137
Excess tax benefit adjustment	-	-	1,782
(Increase) decrease in operating assets:
Purchases of trading investments in securities	(928,522)	(1,171,349)	(1,039,946)
Proceeds from sales of trading investments in securities	873,185	1,063,096	1,014,347
Investments in partnerships and affiliates	(37,035)	(15,969)	(4,903)
Distributions from partnerships and affiliates	20,793	37,448	14,615
Receivable from brokers	(4,307)	(4,288)	(42,052)
Investment advisory fees receivable	(5,624)	3,338	(9,123)
Other receivables from affiliates	1,378	126	3,155
Other assets	1,351	(755)	(2,486)
Increase (decrease) in operating liabilities:
Payable to brokers	(5,389)	3,635	30,929
Income taxes payable	(1,082)	544	884
Compensation payable	2,933	159	1,344
Accrued expenses and other liabilities	(790)	(271)	22,769
Effects of consolidation of investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5:
Realized gains on sales of investments in securities and securities sold short, net	-	-	(12,522)
Change in unrealized value of investments in securities and securities sold short, net	-	-	(5,627)
Equity in net gains from partnerships and affiliates	-	-	(885)
Purchases of trading investments in securities and securities sold short	-	-	(675,519)
Proceeds from sales of trading investments in securities and securities sold short	-	-	652,880
Investments in partnerships and affiliates	-	-	(2,004)
Distributions from partnerships and affiliates	-	-	380
Decrease in investment advisory fees receivable	-	-	127
Increase in receivable from brokers	-	-	(9,290)
Decrease in other assets	-	-	441
Increase in payable to brokers	-	-	7,263
Decrease in accrued expenses and other liabilities	-	-	(11,643)
Income related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net	-	-	16,447
Total adjustments	(86,470)	(94,970)	(77,635)
Net cash used in operating activities	(23,879)	(31,029)	(5,708)

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31
2004 (a)	2005 (a) (b)	2006 (b)

Investing activities
Purchases of available for sale securities	(11,656)	(9,290)	(5,434)
Proceeds from sales of available for sale securities	600	2,085	2,766
Net cash used in investing activities	(11,056)	(7,205)	(2,668)
Financing activities
Dividend paid to minority stockholders of subsidiary	(2,718)	(507)	(795)
Contributions related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net	-	-	29,734
Proceeds from exercise of stock options	3,026	1,331	687
Repurchase of 5.5% convertible note	-	(50,000)	-
Dividends paid	(34,004)	(20,122)	(3,413)
Proceeds from the settlement of purchase contracts	11,740	70,569	-
Purchase and retirement of mandatory convertible securities	(1,677)	-	-
Tender for employee stock options	-	(9,665)	-
Capitalized costs	(116)	(31)	-
Purchase of treasury stock	(70,731)	(37,201)	(54,603)
Net cash used in financing activities	(94,480)	(45,626)	(28,390)
Net decrease in cash and cash equivalents	(129,415)	(83,860)	(36,766)
Net increase in cash from partnerships and offshore funds consolidated under FIN 46R and EITF 04-5	-	-	1,754
Effect of exchange rates on cash and cash equivalents	-	(75)	(36)
Cash and cash equivalents at beginning of year	386,511	257,096	173,161
Cash and cash equivalents at end of year	$257,096	$173,161	$138,113
Supplemental disclosures of cash flow information Cash paid for interest	$16,662	$14,692	$13,019
Cash paid for income taxes	$37,881	$36,779	$46,314

(a)	Restated as described in note A in item 8 of this report on Form 10-K/A.
(b)	Restated as described in the explanatory note of this report on Form 10-K/A.

See accompanying notes.

A.  Significant Accounting Policies

Basis of Presentation

GAMCO Investors, Inc. (“GBL” or the “Company”) was incorporated in April 1998 in the state of New York, with no significant assets or liabilities and did not engage in any substantial business activities prior to the initial public offering (“Offering”) of our shares. On February 9, 1999, we exchanged 24 million shares of our class B common stock, representing all of our then issued and outstanding common stock, with Gabelli Funds, Inc. (“GFI”) and two of its subsidiaries in consideration for substantially all of the operating assets and liabilities of GFI, relating to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business (the “Reorganization”).  GBL distributed net assets and liabilities, principally a proprietary investment portfolio, of approximately $165 million, including cash of $18 million, which has been recorded for accounting purposes as a deemed distribution to GFI.  GFI, which was renamed Gabelli Group Capital Partners, Inc. in 1999, is the parent of GBL and was renamed GGCP, Inc. (“GGCP”) during 2005.

On February 17, 1999, we completed our sale of 6 million shares of class A common stock in the Offering and received proceeds, after fees and expenses, of approximately $96 million.  Immediately after the Offering, GFI owned 80% of the outstanding common stock of GBL and as of December 31, 2006 their ownership is 72.3%.  In addition, with the completion of the Offering, we became a “C” Corporation for federal and state income tax purposes and are subject to substantially higher income tax rates.  Our corporate name change to GAMCO Investors, Inc. became effective August 29, 2005.

The accompanying consolidated financial statements include the assets, liabilities and earnings of:

•	GBL; and
•
Our wholly-owned subsidiaries: Gabelli Funds, LLC (“Funds Advisor”), GAMCO Asset Management Inc. (“GAMCO”), GAMCO Asset Management (UK) Limited, Gabelli Fixed Income, Inc. (“Fixed Income”) and its subsidiaries;

•	Our majority-owned or majority-controlled subsidiaries: Gabelli Securities, Inc. (“GSI”) and its subsidiaries and Gabelli Advisers, Inc. (“Advisers”); and
•
Certain investment partnerships and offshore funds in which we have a direct or indirect controlling financial interest as required by the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”) and Emerging Issue Task Force 04-5 (“EITF 04-5”).  Please see Note C included herein.

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

Nature of Operations

GAMCO, Funds Advisor, Gabelli Fixed Income LLC (“Fixed Income LLC”), a wholly-owned subsidiary of Fixed Income, Advisers and GSI (effective January 19, 2006) are registered investment advisors under the Investment Advisers Act of 1940. Gabelli & Company, Inc. (“Gabelli & Company”), a wholly-owned subsidiary of GSI is a  registered broker-dealer with the Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers, Inc. (“NASD”). Gabelli & Company acts as an introducing broker, and all transactions for its customers are cleared through the New York Stock Exchange (“NYSE”) member firms on a fully-disclosed basis. Accordingly, open customer transactions are not reflected in the accompanying consolidated statements of financial condition.  Gabelli & Company is exposed to credit losses on these open positions in the event of nonperformance by its customers, pursuant to conditions of its clearing agreements with its clearing brokers.  This exposure is reduced by the clearing brokers' policy of obtaining and maintaining adequate collateral and credit of the counterparties until the open transaction is completed.

Gabelli Direct, Inc. (“Gabelli Direct”), a wholly-owned subsidiary of GSI, and Gabelli Fixed Income Distributors, Inc. (“Fixed Income Distributors”), a wholly-owned subsidiary of Fixed Income LLC, were voluntarily deregistered as broker-dealers with the SEC and as members of the NASD in October 2006 and January 2007, respectively.

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

Securities Transactions and Commissions Revenue and Clearing Charges

Investments in securities are accounted for as either “trading securities” or “available for sale” and are stated at quoted market values. Securities that are not readily marketable are stated at their estimated fair values as determined by our management. The resulting unrealized gains and losses for trading securities are included in net gain from investments, and the unrealized gains and losses for available for sale securities, net of management fees and tax, are reported as a separate component of stockholders’ equity.  Securities transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from securities transactions are recorded on the identified cost basis.  Commissions revenue and related clearing charges are recorded on a trade date basis.

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

Investments in Partnerships and Affiliates

Investments in partnerships and affiliates, whose underlying assets consist mainly of marketable securities, are accounted for as consolidated subsidiaries or equity investments in accordance with FIN 46R and EITF 04-5 effective as January 1, 2006. Please refer to Note C included herein. Prior to January 1, 2006, Investments in Partnerships and Affiliates were accounted for using the equity method under which our share of net earnings or losses of these partnerships and affiliated entities was reflected in income as earned, capital contributions were recorded when paid, and distributions received were reductions of the investments. Investments in partnerships and affiliates for which market values were not readily available were stated at their estimated fair values as determined by our management.  Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 (“Statement No. 133”), Accounting for Derivative Instruments and Hedging Activities, as amended. Statement No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. The Company uses swaps and treasury futures to manage its exposure to market and credit risks from changes in certain equity prices, interest rates, and volatility and does not hold or issue swaps and treasury futures for speculative or trading purposes. These swaps and treasury futures are not designated as hedges, and changes in fair values of these derivatives are recognized in earnings as gains (losses) on derivative contracts. The fair value of swaps and treasury shares are included in the investments in securities in the statements of financial condition, and gains and losses from the swaps and treasury shares are included in net gain from investments in the statement of income.

Goodwill

Goodwill pertains to the cost in excess of net assets acquired. Goodwill is deemed to have indefinite life and, therefore, is not subject to amortization, but is instead reviewed at least annually for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  During the first quarter of 2005, assets under management for our fixed income business decreased approximately 42% from the beginning of the year, triggering under our accounting policies the need to reassess goodwill for this previously 80% owned subsidiary.  Using a present value cash flow method, we reassessed goodwill for this entity and determined that the value of the entity no longer justified the amount of goodwill.  Accordingly, we recorded a charge of $1.1 million for the impairment of goodwill which represented the entire amount of goodwill for this entity during 2005.  At December 31, 2006, there remains $3.5 million of goodwill related to our 92% owned subsidiary, Gabelli Securities, Inc.

At November 30, 2005 and November 30, 2006, management conducted its annual assessments and assessed the recoverability of goodwill and other intangible assets and determined that there was no further impairment of the remaining goodwill on GBL’s consolidated financial statements.  In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets.  If these estimates or related projections change in the future, it may result in an impairment charge for these assets to income.

Income Taxes

We account for income taxes under the liability method prescribed by SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.  Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not.

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

Earnings Per Share

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic net income per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding in the period.

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

Stock Based Compensation

We currently sponsor stock option plans previously adopted and approved by our shareholders as a means to attract, retain and motivate employees. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” in accordance with the transition and disclosure provisions under the recently issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Previously we had elected to use the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  Accordingly, no compensation expense was recognized where the exercise price equaled or exceeded the market price of the underlying stock on the date of grant.  We adopted Statement 123 (R) “Share-Based Payment” (“Statement 123 (R)”) on January 1, 2005.  In light of our modified prospective adoption of the fair value recognition provisions of Statement 123 (R) for all grants of employee stock options, the adoption of Statement 123 (R) did not have a material impact on our consolidated financial statements.  In 2004, 2005 and 2006, we have recognized a total of $1,819,000, $2,770,000 and $53,000, respectively, in option expense.  We expense stock option compensation over the vesting period of the option in line with the vesting characteristics.  Refer also to Note F.

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

Reclassifications

Certain prior period amounts reflect reclassifications to conform with the current year’s presentation.

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

After considering the guidance provided in EITF D-96, “Accounting for Management Fees Based on a Formula”, GBL believes that the preferable method of accounting is to recognize management fee revenues on closed-end preferred shares and incentive fees on investment partnerships at the end of the measurement period.  This method results in revenue recognition only when the measurement period has been completed and when the management fees and incentive fees have been earned.  This eliminates the possibility of revenues that have been recognized in interim measurement periods subsequently being reversed in later periods during a fiscal year.

Under SFAS No. 154 “Accounting Changes and Error Corrections,” which GBL adopted on January 1, 2006, a voluntary change in accounting principle requires retrospective application to each period presented as if the different accounting principle had always been used and requires an adjustment at the beginning of the first period presented for the cumulative effect of the change to the new accounting principle.  Whereas some investment partnerships have a fiscal year-end differing from GBL’s fiscal year-end, there is an adjustment for the cumulative effect of a change to the accounting principle at January 1, 2004.  Such cumulative effect of change in accounting amounted to $210,000 as of January 1, 2004 which is presented in the consolidated statement of stockholder’s equity.  Additionally, there is a change in full year 2004 and 2005 revenues and net income from what was previously reported.  Therefore, this change in accounting principle resulted in an increase of revenues of approximately $0.6 million and $1.0 million in 2004 and 2005, respectively, an increase in net income of approximately $32,000 and $125,000, respectively and an increase in earnings per share of $0.00 and $0.01 in 2004 and 2005, respectively. In 2006, if the policy had not changed, revenue and net income would have been decreased by approximately $0.1 million and $35,000, respectively, and there would have been no effect on earnings per share.

Restatement

As discussed within the explanatory note of this report on Form 10-K/A, GAMCO is restating 2005 and 2006 results to reflect the reversal of certain previously-accrued expenses for investment partnerships compensation that were identified subsequent to the issuance of the consolidated financial statements.

On the Consolidated Statements of Income, the effect of the restatement on 2005 and 2006 compensation costs is a decrease of $820,000 and $4,651,713, respectively.  The effect of the restatement on 2005 and 2006 management fee is an increase of $82,000 and $465,171, respectively.  The effect of the restatement on 2005 and 2006 total expenses is a decrease of $737,000 and $4,186,000 respectively. The effect of the restatement on 2005 and 2006 operating income is an increase of $737,000 and $4,186,000,  respectively. The effect of the restatement on 2005 and 2006 minority interest and is an increase of $35,000 and $207,000 , respectively. The effect of the restatement on 2005 and 2006 income taxes is an increase of $276,750 and $1,569,953, respectively.  The effect of the restatement on 2005 and 2006 income before income taxes and minority interest is an increase of $738,000 and $4,186,542, respectively.  The effect of the restatement on 2005 and 2006 net income is an increase of $425,858 and $2,409,911, respectively resulting in an increase in basic EPS of $0.02 and $0.08 per share in 2005 and 2006, respectively.   The impact of the restatement on diluted EPS is an increase of $0.01 and $0.09 per share in 2005 and 2006, respectively.

On the Consolidated Statements of Financial Condition, the effect of the restatement on 2005 and 2006 income taxes payable is an increase of $277,000 and $1,847,000, respectively. The effect of the restatement on 2005 and 2006 compensation payable is a decrease of $739,000 and $4,924,000 respectively. The effect of the restatement on 2005 and 2006 total liabilities is a decrease of $462,000 and $3,077,000, respectively. The effect of the restatement on 2005 and 2006 minority interest is an increase of $35,000 and $242,000 respectively. The effect of the restatement on 2005 and 2006 retained earnings and total stockholders' equity is an increase of $427,000 and $2,835,000 respectively.

On the Consolidated Statements of Cash Flows, the effect of the restatement on 2005 and 2006 minority interest in net income of consolidated subsidiaries is is an increase of $35,000 and $207,000, respectively. The effect of the restatement on 2005 and 2006 increase in income taxes payable is an increase of $277,000 and $1,570,000, respectively. The effect of the restatement on 2005 and 2006 increase in compensation payable is a decrease of $739,000 and $4,186,000, respectively.

On Note D of the Notes to Consolidated Financial Statements, the effect of the restatement on 2005 and 2006 current federal income tax is an increase of $251,000 and $1,561,000, respectively. The effect of the restatement on 2005 and 2006 current state income tax is an increase of $26,000 and $9,000, respectively. The effect of the restatement on 2005 and 2006 total income tax is an increase of $277,000 and $1,570,000, respectively.

Material Weakness

As discussed in Item 9A of this report on Form 10-K/A, management concluded that the following “material weaknesses” existed in the Company’s internal control over financial reporting at December 31, 2006 and disclosed this to the Audit Committee and to the independent registered public accountants.  Management did not have adequate controls in place to ensure that there was no more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would be prevented or detected as it relates to: (1) the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles and (2) the reporting of individual assets and liabilities of certain investment accounts in the consolidated financial statements relating to the accounting treatment and financial statement presentation of certain of the Company’s proprietary investments.

As a result of the second deficiency, the Company restated its December 31, 2005 amounts in the consolidated financial statements.  This deficiency resulted from management not having a process in place to properly identify and evaluate the accounting treatment for and financial statement presentation of certain proprietary investments.  These proprietary investments were reported on a net asset basis but should have been reported on a gross asset and liability basis.  In the consolidated statements of financial condition, the assets and liabilities (primarily short positions and margin) associated with these investment accounts were netted.  All required adjustments were made to the December 31, 2006 consolidated financial statements prior to issuance.  The effects of the restatement on the December 31, 2005 consolidated financial statements is as follows: Cash and cash equivalents, investments in securities, receivable from brokers and other assets increased by $2.5 million, $20.4 million, $1.3 million, and $0.1 million, respectively, and investments in partnerships and affiliates decreased by $17.1 million for a net increase in total assets of $7.2 million. Accrued expenses and other liabilities, payable to brokers, and securities sold, not yet purchased increased $0.1 million, $3.9 million and $3.2 million, respectively, for a total increase in liabilities of $7.2 million.

Recent Accounting Developments

In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140,” (“Statement 155”) that amends FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (“Statement 133”) and No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125” (“Statement 140”).  The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  Statement 155 does not permit prior period restatement.  The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company plans to adopt this statement on January 1, 2007.  The impact of adopting this statement is expected to be immaterial to the Company’s consolidated financial statements.

In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets,” which amends Statement 140.  The statement permits an entity to choose either the amortization method or fair value measurement method for each class of separately-recognized servicing assets and servicing liabilities.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company plans to adopt this statement on January 1, 2007.  The impact of adopting this statement is expected to be immaterial to the Company’s consolidated financial statements.

In April 2006, the FASB issued FSP FIN 46R-6 “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)” (“FSP”).  The FSP addresses certain major implementation issues related to FIN 46R, specifically how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The FSP is effective as of the beginning of the first day of the first reporting period beginning after September 15, 2006. The Company plans to adopt this Statement on January 1, 2007.  The impact of adopting this statement is expected to be immaterial to the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this interpretation on January 1, 2007. The Company has not completed its analysis, and the materiality of the adoption on the Company’s consolidated financial statement is not known at this time.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“Statement 157”). The statement provides guidance for using fair value to measure assets and liabilities. The statement provides guidance to companies about the extent of which to measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company plans to adopt this statement on January 1, 2008. The impact of adopting Statement 157 is expected to be immaterial to the Company’s consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (the “SAB”). The SAB addresses diversity in how companies consider and resolve the quantitative effect of financial statement misstatements. The SAB is effective as of the beginning of  the first day of the first reporting period beginning after November 15, 2006.  The Company plans to adopt this SAB on January 1, 2007.  The impact of adopting this SAB is expected to be immaterial to the Company’s consoliated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (“Statement 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157.  The Company plans to adopt this statement on January 1, 2008.  The impact of adopting Statement 159 is expected to be immaterial to the Company’s consolidated financial statements.

B.  Investments in Securities

Investments in securities at December 31, 2005 and 2006 consisted of the following:

	2005 (a)		2006
	Cost	Market Value	Cost	Market Value
	(In thousands)
Trading securities:
U.S. Government obligations	$185,392	$187,606	$161,578	$164,532
Corporate bonds	23,638	22,741	57,786	59,522
Common stocks	79,982	86,068	98,383	106,175
Mutual funds	40,964	41,530	72,695	71,413
Preferred stocks	1,716	1,911	3,511	3,605
Other investments	480	315	526	383
Total trading securities	332,172	340,171	394,479	405,630

Available for sale securities:
Common stocks	20,028	21,435	21,979	29,081
Mutual funds	59,125	59,798	60,422	72,884
Total available for sale securities	79,153	81,233	82,401	101,965

Total investments in securities	$411,325	$421,404	$476,880	$507,595

(a) Restated as described in note A in item 8 of this report on Form 10-K.

At December 31, 2005 and 2006, there were four holdings and one holding in loss positions, respectively, which were not deemed to be other than temporarily impaired due to the length of time that they have been in a loss position.  An unrealized holding gain, net of management fees and taxes, of $0.6 million in 2005 and an unrealized holding gain, net of management fees and taxes, of $9.8 million in 2006 has been included in stockholders’ equity.  Proceeds from sales of investments available for sale were approximately $0.6 million, $2.1 million and $2.8 million for the years ended December 31, 2004, 2005 and 2006, respectively.  Realized gains on the sale of investments available for sale amounted to $0.1 million, $0.5 million and $0.6 million for the years ended December 31, 2004, 2005 and 2006, respectively.  There were no realized losses in 2004, 2005 and 2006.

For the years ended December 31, 2005 and 2006, there were $3.3 million and $0.1 million, respectively, in losses on available for sale securities deemed to be other than temporary, which were recorded in the consolidated statements of income.  There were no losses recorded for the year ended December 31, 2004.

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Investments in Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities and with maturities of three months or less at time of purchase are classified as cash and cash equivalents.  A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities. Trading securities are stated at fair value, with any unrealized gains or losses, net of deferred taxes, reported in current period earnings. Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of management fee and deferred taxes, reported as a component of stockholders’ equity except for losses deemed to be other than temporary which are recorded as realized losses in the consolidated statements of income.

C.  Investments in Partnerships and Affiliates

Beginning January 1, 2006, the provisions of FIN 46R and EITF 04-5 require consolidation of the majority of our investment partnerships and offshore funds managed by our subsidiaries into our consolidated financial statements.  However, since we amended the agreements of certain investment partnerships and an offshore fund on March 31, 2006, FIN46R and EITF 04-5 only required us to consolidate these entities on our consolidated statements of income and consolidated statements of cash flows for the first quarter 2006. We were not required to consolidate these entities on our consolidated statements of financial condition at March 31, 2006.  In addition, these partnerships and offshore funds, for which the agreements were amended, are not required to be consolidated within our consolidated statement of income and consolidated statement of cash flows or on our consolidated statements of financial condition in the second quarter or future periods as long as GBL continued to not maintain direct or indirect control over the investment partnerships and offshore funds.  The equity method of accounting is applied for the investment partnerships and offshore funds that are not consolidated under the provisions of FIN 46R and EITF 04-5.  For the year ended December 31, 2006, the consolidation of these entities for the first quarter 2006 had no effect on net income but does affect the classification of income between operating and other income.

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

The total net assets of the six offshore funds and one partnership, which are classified as VIEs, were approximately $56.5 million on December 31, 2006, and the total net assets of the five offshore funds and one partnership on December 31, 2005 were approximately $40.0 million.  On December 31, 2006, we were not the primary beneficiary or a holder of a significant variable interest in six of the seven VIEs therefore these are not consolidated in our consolidated financial statements.  In the other instance, an unconsolidated related party held an interest in an offshore fund which, when combined with the Company’s cash flows from the incentive fee allocation and the management fee as co-investment manager results in the Company being considered the primary beneficiary of such entity. This offshore fund is a global event-driven long/short equity fund with total assets of $10,078,000 and $9,246,000 and total liabilities of $979,000 and $872,000 at December 31, 2005 and 2006, respectively.  This fund was not consolidated as of and for the year ended December 31, 2005 but has been consolidated as of and for the year ended December 31, 2006.  As co-investment manager of this fund, we earned approximately $73,000, $100,000 and $62,000 in management and incentive fees in 2004, 2005 and 2006, respectively.

Our maximum exposure to loss as a result of our involvement with the six offshore funds classified as VIEs is limited to our investment in the respective VIEs which was only the case for one of these funds.  On December 31, 2005 and 2006, we had an investment in this offshore fund of approximately $187,000 and $196,000, respectively.  Our maximum exposure to loss as a result of our involvement with the partnership classified as a VIE includes our investment as well as being contingently liable for all of the partnership’s liabilities in our capacity as general partner.  On December 31, 2005 and 2006, we did not have an investment in this partnership.

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

For the year ended December 31, 2006, the consolidation of these entities had no impact on net income but did result in (a) the elimination of revenues and expenses which are now intercompany transactions; (b) the recording of all the partnerships’ operating expenses of these entities including those pertaining to third-party interests; (c) the recording of all other income of these entities including those pertaining to third-party interests; (d) recording of income tax expense of these entities including those pertaining to third party interests and (e) the recording of minority interest which offsets the net amount of any of the partnerships’ revenues, operating expenses, other income and income taxes recorded in these respective line items which pertain to third-party interest in these entities.  While this had no impact on net income, the consolidation of these entities does affect the classification of income between operating and other income.

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

	2005	2006
Total assets	$250,129	$261,437
Total liabilities	48,164	3,637
Equity	201,965	257,800

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

The provision for (benefit from) income taxes for the years ended December 31, 2004, 2005 and 2006 consisted of the following:

	2004 (a)	2005 (a) (b)	2006 (b)
		(In thousands)
Federal:
Current	$31,799	$32,024	$52,472
Deferred	(1,198)	1,183	(6,502)
State and local:
Current	6,088	5,573	5,505
Deferred	(571)	(95)	(627)
	$36,118	$38,685	$50,848

(a)	Restated as described in note A of item 8 of this report on Form 10-K.
(b)	Restated as described in the explanatory note of this report on Form 10-K/A.

Our effective tax rate for each of the years ended December 31, 2004, 2005 and 2006 was 36.4%, 37.5% and 38.2%, respectively.  A reconciliation of the Federal statutory income tax rate to the effective tax rate is set forth below:

	2004	2005	2006
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of Federal benefit	3.6	3.5	2.4
Other	(2.2)	(1.0)	0.8
Effective income tax rate	36.4%	37.5%	38.2%

Significant components of our deferred tax assets and liabilities were as follows:
	2005 (a)	2006
Deferred tax assets:	(in thousands)
Stock option expense	$(650)	$(622)
Deferred compensation	(3,362)	(3,602)
Accrued Bonus	-	(1,575)
Reserve for settlement	-	(4,500)
Other	(482)	(495)
Total deferred tax assets	(4,494)	(10,794)
Deferred tax liabilities:
Investments in securities available for sale	64	6,207
Investments in securities and partnerships	5,733	4,551
Other	396	399
Total deferred tax liabilities	6,193	11,157

Net deferred tax liabilities	$1,699	$363

(a)	Restated as described in note A of item 8 of this report on Form 10-K/A.

E. Debt

Debt consists of the following:

	2005	2006
5.5% Senior notes	$100,000	$100,000
6% Convertible note (a)	50,000	49,504
5.22% Senior notes	82,308	82,308
Total	$232,308	$231,812

(a)	Convertible note was 5% with a conversion price of $52 per share for December 31, 2005. Conversion price at December 31, 2006 is $53 per share.

5.5% Senior notes

On May 15, 2003, we issued 10-year, $100 million senior notes.  The senior notes, due May 15, 2013, pay interest semi-annually at 5.5%.

6% Convertible note

On August 13, 2001, we issued a 10-year, $100 million convertible note to Cascade Investment LLC (“Cascade”).  The convertible note, due August 14, 2011, paid interest semi-annually at 6.5% for the first year and 6% thereafter and was convertible into our class A common stock at $53 per share.  In August 2003, the interest rate on the note was lowered to 5% and the conversion price was lowered by $1 per share to $52 per share.  On April 1, 2005 we repurchased $50 million, plus accrued interest.  In June 2006, GBL and Cascade agreed to amend the terms of the note.  Effective September 15, 2006, the rate on the note increased from 5% to 6% while the conversion price was raised to $53 per share from $52 per share.  In addition, the exercise date of Cascade’s put option was extended to May 15, 2007, the expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving GBL the right to redeem the note at 101% of its principal amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions. The evaluation of the change in the terms of the note under EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” and EITF 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” resulted in a debt discount of $632,500, which will be amortized over the remaining life of the debt. For the year ended December 31, 2006, we amortized $137,000 of the debt discount.

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

Company Obligations under Mandatory Convertible Securities

On February 6, 2002, we completed our public offering of 3.6 million mandatory convertible securities.  The securities were listed on the NYSE under the symbol “GBL.I” until February 2005.  These securities initially consisted of (a) a purchase contract under which the holder purchased shares of our class A common stock on February 17, 2005 and (b) senior notes due February 17, 2007.  In connection with the offering, we received $90,000,000 before underwriting and other expenses of approximately $3,100,000.  For accounting purposes, the net present value of the purchase contract adjustments and their related offering costs, totaling $4.6 million, have been recorded as a reduction to additional paid in capital.  Costs incurred in connection with the issuance of the senior notes have been capitalized as deferred financing costs and will be amortized as an adjustment to interest expense over the term of the notes.  During 2004, 2005 and 2006, approximately $95,000, $97,000 and $91,000, respectively, have been amortized to interest expense.

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

F.  Stockholders' Equity

Stock Award and Incentive Plan

We maintain two Stock Award and Incentive Plans (the “Plans”), approved by the shareholders, which are designed to provide incentives which will attract and retain individuals key to the success of GBL through direct or indirect ownership of our common stock.  Benefits under the Plans may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards.  A maximum of 1,500,000 shares of class A common stock have been reserved for issuance under each of the Plans by a committee of the Board of Directors responsible for administering the Plans.  Under the Plans, the committee may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine.  Options granted under the Plans vest 75% after three years and 100% after four years from the date of grant and expire after ten years.

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

A summary of the stock option activity for the years ended December 31, 2005 and 2006 is as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2004	799,325	$27.34
Granted	20,000	$44.90
Forfeited	(21,500)	$28.95
Tendered	(522,000)	$26.68
Exercised	(49,500)	$26.77
Outstanding, December 31, 2005	226,325	$30.38
Granted	10,000	$39.55
Forfeited	(10,000)	$44.90
Exercised	(33,250)	$20.75
Outstanding, December 31, 2006	193,075	$31.77

Shares available for future issuance
at December 31, 2006	1,244,775

At December 31, 2005 and 2006, there were exercisable outstanding stock options of 206,325 and 173,075 respectively. The weighted average exercise price of the exercisable outstanding stock options at December 31, 2005 and 2006 was $28.98 per share and $30.56 per share, respectively.

The table below represents for various prices, the weighted average characteristics of outstanding employee stock options at December 31, 2006.

Exercise Price	Options Outstanding	Weighted average remaining contractual life	Options currently exercisable	Exercise Price of options currently exercisable
$16.00	6,000	3.08	6,000	$16.00
$16.28	10,025	2.08	10,025	$16.28
$28.95	74,800	6.17	74,800	$28.95
$29.00	22,000	6.42	22,000	$29.00
$31.62	20,250	4.08	20,250	$31.62
$39.55	10,000	9.33	-	N/A
$39.65	40,000	7.42	40,000	$39.65
$44.90	10,000	8.83	-	N/A

The weighted average estimated fair value of the options granted at their grant date using the Black-Scholes option-pricing model was as follows:

	2004	2005	2006
Weighted average fair value of
options granted:	$13.04	$11.99	$11.64

Assumptions made:
Expected volatility	33%	23%	23%
Risk free interest rate	2.50%	3.50%	4.89%
Expected life	5 years	5 years	5 years
Dividend yield	0.20%	0.27%	0.30%

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

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 in accordance with the transition and disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure”.

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

2007	2008	2009	2010
$67,000	$62,000	$20,000	$2,000

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

If we had elected for 2001 and 2002 to account for our stock options under the fair value method of SFAS No. 123 “Accounting for Stock Based Compensation,” our net income and net income per share would have been reduced to the pro forma amounts indicated below:

	2004 (a)	2005 (a) (b)	2006 (b)
Net income (in thousands):
As reported………………………………….	$62,591	$63,941	$71,927
Additional stock based compensation expense estimated using the fair value based method……………………………………..	(137)	-	-
Related income tax benefits…………………	51	-	-
Pro forma…………………………………….	$62,505	$63,941	$71,927

Net income per share – Basic
As reported	$2.11	$2.15	$2.52
Pro forma	$2.11	$2.15	$2.52

Net income per share – Diluted
As reported	$2.06	$2.11	$2.49
Pro forma	$2.06	$2.11	$2.49

(a)	Restated as described in note A of item 8 of this report on Form 10-K/A.
(b)	Restated as described in the explanatory note of this report on Form 10-K/A.

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

In November 2004, we entered into an accelerated stock repurchase program (“ASR”) whereby we repurchased 400,000 shares of stock from an investment bank for approximately $18.8 million.  The ASR permitted us to repurchase the shares immediately, while the investment bank would purchase the shares in the market over time.  The 400,000 shares repurchased under the agreement were subject to a future contingent price adjustment based on the actual prices paid by the investment bank to purchase our stock in the market over time.  At December 31, 2004, the investment bank had purchased 203,500 shares resulting in a contingent purchase liability of approximately $120,000 for the Company.  During 2005, the investment bank completed its share repurchases resulting in a reduction to the original purchase agreement of approximately $35,000.

Dividends

During 2004, we paid dividends of $1.16 per share to class A and class B shareholders totaling $34,006,352.  During 2005, we paid dividends of $0.69 per share to class A and class B shareholders totaling $20,121,556.  During 2006, we paid dividends of $0.12 per share to class A and class B shareholders totaling $3,412,501.

Shelf Registration

On December 28, 2001, we filed a “shelf” registration statement registering $400 million in aggregate amount of debt and other securities.  The issuance of the mandatory convertible securities used $180 million and the issuance of the 5.5% Senior Notes used $100 million of the shelf registration leaving $120 million for future use.  Such securities may be issued as debt securities, trust preferred securities or class A common stock.

In May 2006, the SEC declared effective the Company’s $400 million “shelf” registration statement on Form S-3.  This provides us flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount of $520 million, which includes the remaining $120 million available under our shelf registration filed in 2001.

G. Capital Lease
We lease office space from an entity controlled by members of the Chairman’s family.  We have recorded a capital lease asset and liability for the fair value of the leased property.  The lease provides that all operating expenses relating to the property (such as property taxes, utilities and maintenance) are to be paid by the lessee, GBL.  Accumulated amortization on the leased property was approximately $1,994,000 and $2,241,000 at December 31, 2005 and 2006, respectively.

Future minimum lease payments for this capitalized lease at December 31, 2006 are as follows:

(In thousands)
2007	$856
2008	765
2009	765
2010	765
2011	765
Thereafter	1,020
Total minimum obligations	4,936
Interest	2,136
Present value of net obligations	$2,800

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

(In thousands)
2007	$242
2008	35
2009	1
$278

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

As of December 5, 1997, GGCP entered into a master lease agreement with an entity controlled by members of Mr. Mario Gabelli’s immediate family, which expires on April 30, 2013.  As of February 9, 1999, GGCP assigned all of its rights and obligations under the master lease to GBL.  GBL leases space in the Building to a company for which Mr. Mario Gabelli (“Mr. Gabelli”)  serves as Chairman and is a significant stockholder.

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

Prior to its initial public offering in February 1999, GBL and GGCP entered into a Management Services Agreement, with a one-year term and renewable annually, under which GBL provides certain services for GGCP, including furnishing office space and equipment, providing insurance coverage, overseeing the administration of its business and providing personnel to perform certain administrative services.  Pursuant to the Management Services Agreement, GGCP paid GBL $200,000 in each of 2004, 2005 and 2006 for services provided.

GBL has entered into agreements to provide advisory and administrative services to MJG Associates, Inc., an entity owned by Mr. Gabelli with respect to the private investment funds managed by it. Pursuant to such agreement, MJG Associates, Inc. pays GBL for services provided.

Mr. Gabelli and GSI serve as co-general partners of Gabelli Associates Fund, L.P. (“GAF.”), one of the investment partnerships consolidated for the period through March 31, 2006 under FIN 46R and EITF 04-5.  Mr. Gabelli receives relationship manager and portfolio manager compensation through an incentive fee allocation directly from GAF. Gabelli Securities International Limited ("Gabelli Securities International") was formed in 1994 to provide management and investment advisory services to offshore funds and accounts. Marc Gabelli, a son of Mr. Gabelli, owns 55% of Gabelli Securities International and GSI owns the remaining 45%.

In April 1999, Gabelli Global Partners, Ltd., an offshore investment fund that has been consolidated in 2006 under FIN 46R and EITF 04-5, was incorporated. Gabelli Securities International and Gemini Capital Management, LLC ("Gemini"), an entity owned by Marc Gabelli, were engaged by the fund as investment advisors as of July 1, 1999. Gemini receives half of the management and incentive fees as co-investment advisor.  In April 1999, GSI formed Gemini Global Partners, L.P. (formerly known as Gabelli Global Partners, L.P.), one of the investment partnerships consolidated for the period through March 31, 2006 under FIN 46R and EITF 04-5 and an investment limited partnership for which GSI and Gemini are the general partners.  Gemini receives half of the management fee and incentive allocation paid by the partnership to the general partners.

We serve as the investment advisor for the Funds and earn advisory fees based on predetermined percentages of the average net assets of the Funds. In addition, Gabelli & Company has entered into distribution agreements with each of the Funds.  As principal distributor, Gabelli & Company incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a distribution fee from the Funds or reimbursement from the investment advisor. Gabelli & Company earns a majority of its commission revenue from transactions executed on behalf of clients of affiliated companies.  Advisory and distribution fees receivable from the Funds were approximately $17,630,000 and $23,219,000 at December 31, 2005 and 2006, respectively.  GBL earned approximately $1,555,000, $1,323,000 and $1,308,000 in 2004, 2005 and 2006, respectively, in advisory fee revenues and approximately $13,000, $15,000 and $20,000 in 2004, 2005 and 2006, respectively, in distribution fees from our proprietary investments which are included in investment advisory and incentive fees and distribution fees and other income, respectively, on the consolidated statements of income.

We had an aggregate investment in the Funds of approximately $268,713,000 and $277,487,000 at December 31, 2005 and 2006, respectively, of which approximately $167,706,000 and $135,428,000 was invested in money market mutual funds, included in cash and cash equivalents, at December 31, 2005 and 2006, respectively.  GBL earned approximately $3,194,000, $4,615,000, and $6,550,000 in 2004, 2005 and 2006, respectively, in interest income from our investment in our money market mutual fund.

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

J.  Financial Requirements

As a registered broker-dealer, Gabelli & Company is subject to Uniform Net Capital Rule 15c3-1 (the “Rule”) of the Securities and Exchange Commission. Gabelli & Company computes its net capital under the alternative method permitted by the Rule which requires minimum net capital of $250,000.  We have consistently met or exceeded this requirement.

In connection with the registration of our subsidiary, GAMCO Asset Management (UK) Limited with the Financial Services Authority, we are required to maintain a minimum Liquid Capital Requirement of £267,000 ($523,000 at December 31, 2006), and an Own Funds Requirement of €50,000 ($66,000 at December 31, 2006).  We have consistently met or exceeded these requirements.

K.  Administration Fees

We have entered into administration agreements with other companies (the “Administrators”), whereby the Administrators provide certain services on behalf of several of the Funds and Investment Partnerships.  Such services do not include the investment advisory and portfolio management services provided by GBL.  The fees are negotiated based on predetermined percentages of the net assets of each of the Funds.

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

M.  Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2006 and 2005 is presented below.

	2006
(in thousands, except per share data)	1st (a) (b)	2nd (a) (b)	3rd (a) (b)	4th (b)	Full Year (a) (b)
Revenues	$59,284	$61,659	$57,994	$82,526	$261,463
Operating income	18,485	9,463	18,498	29,901	76,347
Net income	18,960	8,944	17,043	26,980	71,927
Net income per share:
Basic	0.65	0.31	0.60	0.96	2.52
Diluted	0.64	0.31	0.60	0.94	2.49

	2005
	1st (a) (b)	2nd (a) (b)	3rd (a) (b)	4th (a) (b)	Full Year (a) (b)
Revenues	$60,313	$59,818	$60,706	$72,495	$253,332
Operating income	19,900	19,733	20,485	27,429	87,547
Net income	12,534	13,006	18,153	20,248	63,941
Net income per share:
Basic	0.42	0.43	0.61	0.68	2.15
Diluted	0.42	0.43	0.60	0.67	2.11

(a)	Restated as described in note A of item 8 of this report on Form 10-K/A.
(b)	Restated as described in the explanatory note of this report on Form 10-K/A.

Quarterly financial information for the years ended December 31, 2006 and 2005, as originally reported, is presented below.  As discussed within the explanatory note of this Form 10-K/A, GAMCO is restating 2005 and 2006 results to reflect the reversal of certain previously accrued expenses for investment partnership compensation.

	2006
(in thousands, except per share data)	1st	2nd	3rd	4th	Full Year
Revenues	$59,284	$61,659	$57,994	$82,526	$261,463
Operating income	18,034	8,936	18,220	26,971	72,161
Net income	18,700	8,641	16,884	25,293	69,518
Net income per share:
Basic	0.64	0.30	0.60	0.90	2.44
Diluted	0.63	0.30	0.59	0.88	2.40

	2005
	1st	2nd	3rd	4th	Full Year
Revenues	$60,313	$59,818	$60,706	$72,495	$253,332
Operating income	19,716	19,549	20,300	27,244	86,809
Net income	12,429	12,900	18,046	20,141	63,516
Net income per share:
Basic	0.42	0.43	0.60	0.68	2.13
Diluted	0.41	0.42	0.59	0.67	2.10

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

At November 30, 2005 and November 30, 2006, management conducted its annual assessments and assessed the recoverability of goodwill and other intangible assets and determined that there was no further impairment of the remaining goodwill on GBL’s consolidated financial statements.  In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets.  If these estimates or related projections change in the future, it may result in an impairment charge for these assets to income.

O.  Other Matters

Since September 2003, GBL and certain of its subsidiaries have been cooperating with inquiries from the N.Y. Attorney General's office and the SEC by providing documents and testimony regarding certain mutual fund share trading practices.  In June 2006, we began discussions with the SEC for a potential resolution of their inquiry.  As a result of these discussions, GBL recorded a reserve against earnings of approximately $12 million in the second quarter of 2006.  In February 2007, one of our advisory subsidiaries made an offer of settlement to the SEC for its consideration to resolve an ongoing inquiry. This offer of settlement is subject to agreement regarding the specific language of the SEC’s administrative order and other settlement documents. As a result of these developments, we increased our reserves as of the fourth quarter of 2006 by $3 million, bringing the total reserves to approximately $15 million in 2006.  Since these discussions are ongoing, we cannot determine at this time whether they will ultimately result in a settlement of this matter, whether our reserves will be sufficient to cover any payments by GBL related to such a settlement, or whether and to what extent insurance may cover such payments.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which provides accounting and disclosure requirements for certain guarantees.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  We indemnify our clearing brokers for losses they may sustain from the customer accounts introduced by our broker-dealer subsidiaries.  In accordance with NYSE rules, customer balances are typically collateralized by customer securities or supported by other recourse provisions.  In addition, we further limit margin balances to a maximum of 25% versus 50% permitted under Regulation T of the Federal Reserve Board and exchange regulations.  At December 31, 2006 and 2005, the total amount of customer balances subject to indemnification (i.e. margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties which provide for indemnification against losses, costs, claims and liabilities arising from the performance of their obligations under our agreement, except for gross negligence or bad faith.  The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote.  Utilizing the methodology in FIN 45, our estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the financial statements.

P. Subsequent Events

In January 2007, Gabelli & Company participated in an underwriting syndicate of the initial public offering of the Gabelli Global Deal Fund (“GDL”).  GDL issued 18.75 million common shares and the issuance generated gross proceeds to GDL of $375 million, based on the initial offering price of $20 per share.  GBL invested $25 million from its cash and cash equivalents in GDL. In March 2007, GDL issued 2.5 million additional common shares in conjunction with the exercise of the underwriters’ overallotment option.  The issuance of these shares generated gross proceeds to GDL of $50 million, based on the initial offering price of $20 per share. We anticipate incurring approximately $1.5 million of expenses in connection with this offering during first quarter 2007.

On February 7, 2007, the Board of Directors declared a regular quarterly dividend of $0.03 per share to all of its class A and class B shareholders, payable on March 28, 2007 to shareholders of record on March 15, 2007.

In February 2007, one of our advisory subsidiaries made an offer of settlement to the SEC for its consideration to resolve an ongoing inquiry. This offer of settlement is subject to agreement regarding the specific language of the SEC’s administrative order and other settlement documents. As a result of these developments, we increased our reserves as of the fourth quarter of 2006 by $3 million bringing the total reserves to approximately $15 million for 2006.

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

None.

ITEM 9A:  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and under the supervision of the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2006.  In conducting the aforementioned evaluation and assessment, management identified two material weaknesses in internal control over financial reporting relating to (i) the reporting of individual assets and liabilities of certain proprietary investment accounts in accordance with U.S. generally accepted accounting principles and (ii) the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles, as described below in Item 9A (b).  These deficiencies were identified during the course of the 2006 audit.  Accordingly, because of these material weaknesses, management concluded that the Company’s disclosure controls and procedures were not effective, with respect to these items, as of December 31, 2006.

(b) Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Management, with the participation of the principal executive officer and under the supervision of the principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as required by Rule 13a-15(c) of the Exchange Act.  There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives. In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

A material weakness (within the meaning of the Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, of the Public Company Accounting Oversight Board (United States)) is a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the definition of “material weakness”, the deficiencies described below indicate the existence of material weaknesses in the Company’s design or operation of internal control over financial reporting.  Based on that, management concluded that the following material weaknesses existed in the Company’s internal control over financial reporting at December 31, 2006 and disclosed this to the Audit Committee and to the independent registered public accountants.

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

As a result of the first material weakness, the Company has restated its December 31, 2005 consolidated financial statements, included in Item 8 of this report on Form 10-K/A, to properly reflect these proprietary investments.  This first material weakness also resulted in errors in the Company’s interim consolidated financial statements for the periods ended March 31, 2006, June 30, 2006, and September 30, 2006, all of which were restated on Forms 10-Q/A for these periods, which was filed with the SEC on April 16, 2007. In the second material weakness relating to the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles, the Company’s control deficiencies over accrual of compensation expense for investment partnerships compensation were contemplated in the determination of the material weakness evaluation.  As a result of the second material weakness, the Company is filing this Form 10-K/A of GAMCO Investors, Inc. which constitutes Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 to restate the financial statements to reflect the reversal of certain previously accrued expenses for investment partnerships compensation and have restated 2006 amounts within the Company's Form 10-Q for the quarterly period ending June 30, 2007 accordingly.

Based on its evaluation, management concluded that, as of December 31, 2006, the Company did not maintain effective internal control over financial reporting because of the effect of the material weaknesses described above.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The report appears elsewhere herein.

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

•
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

•
In the second material weakness relating to the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles, the Company’s control deficiencies over accrual of compensation expense for investment partnerships compensation were contemplated on the determination of the material weakness evaluation.  As a result of the second material weakness, the Company filed a Form 10-K/A for the year ended December 31, 2006 to restate the financial statements to reflect the reversal of certain previously-accrued expenses for investment partnerships compensation.

ITEM 9B:  OTHER INFORMATION

None.

PART III
ITEM 10:                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors and Executive Officers of GBL and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the our definitive proxy statement for our 2007 Annual Meeting of Shareholders (the “Proxy Statement”).

GBL has adopted a Code of Business Conduct that applies to all of our officers, directors, full-time and part-time employees and a Code of Conduct that sets forth additional requirements for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (together, the “Codes of Conduct”).  The Codes of Conduct are posted on our website (www.gabelli.com) and available in print free of charge to anyone who requests a copy.  Interested parties may address a written request for a printed copy of the Codes of Conduct to: Secretary, GAMCO Investors, Inc., One Corporate Center, Rye, New York 10580-1422.  We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Codes of Conduct by posting such information on our website.

In addition to the certifications attached as Exhibits to this Form 10-K/A, following its 2006 Annual Meeting, GBL also submitted to the New York Stock Exchange (“NYSE”) a certification by our Chief Executive Officer that he is not aware of any violations by GBL of the NYSE corporate governance listing standards as of the date of the certification.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  List of documents filed as part of this Report:

(1)	Consolidated Financial Statements and Independent Registered Public Accounting Firm’s Report included herein:
    See Index on page F-1

(2)          Financial Statement Schedules:
    Financial statement schedules are omitted as not required or not applicable or because the information is included in the Financial Statements or notes thereto.

(3)          List of Exhibits:

Exhibit
Number                                                          Description of Exhibit

3.1	--
Restated Certificate of Incorporation of GAMCO Investors, Inc. (the “Company”).  (Incorporated by reference to Exhibit 3.0 to the Company's Form 10-Q for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission on November 9, 2005).

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
Convertible Promissory Note, dated August 14, 2001, of the Company. (Incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated March 1, 2005 filed with the Securities and Exchange Commission on June 30, 2006).

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
GAMCO Investors, Inc. 2002 Stock Award and Incentive Plan. (Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2002).

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
Note Purchase Agreement, dated as of August 10, 2001, by and among Cascade Investment LLC, a Washington limited liability company, GAMCO Investors, Inc., a New York corporation, Mario J. Gabelli, Gabelli Group Capital Partners, Inc., a New York corporation, and Rye Holdings, Inc., a New York corporation, and Rye Capital Partners, Inc., a Delaware corporation (Incorporated by reference to Exhibit 1.1 to the Company's Form 10-Q/A for the quarter ended September 30, 2001, filed with the Securities and Exchange Commission on November 16, 2001), as amended by the Third Amendment, dated as of February 28, 2005 (Incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated March 1, 2005 filed with the Securities and Exchange Commission on March 2, 2005), as amended by the Fourth Amendment, dated as of June 30. 2006 (Incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated June 30, 2006 filed with the Securities and Exchange Commission on June 30, 2006).

10.9	--
Exchange and Standstill Agreement, dated May 31, 2006, between the Company and Frederick J. Mancheski (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2006 filed with the Security and Exchange Commission on August 8, 2006.)

10.10	--
Registration Rights Agreement, dated May 31, 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2006 filed with Security and Exchange Commission on August 8, 2006).

12.1	--	Computation of Ratios of Earnings to Fixed Charges.
21.1	--	Subsidiaries of the Company.
23.1	--	Consent of Independent Registered Public Accounting Firm
24.1	--	Powers of Attorney (included on page II-3 of this Report).
31.1	--	Certification of CEO pursuant to Rule 13a-14(a).
31.2	--	Certification of CFO pursuant to Rule 13a-14(a).
31.3	--	Certification of CFO pursuant to Rule 13a-14(a).
32.1	--	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	--	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
__________________

  (b)  Reports on Form 8-K:

We filed the following Current Reports on Form 8-K during the three months ended December 31, 2006.

1.	Current Report on Form 8-K, dated November 13, 2006 containing the press release disclosing our operating results for the third quarter ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on August 9, 2007.

GAMCO INVESTORS, INC.

By:/s/ Kieran Caterina	By:/s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Acting Co-Chief Financial Officer	Title: Acting Co-Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints James E. McKee, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mario J. Gabelli	Chairman of the Board,	August 9, 2007
Mario J. Gabelli	Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ John C. Ferrara	Director	August 9, 2007
John C. Ferrara

/s/ Edwin L. Artzt	Director	August 9, 2007
Edwin L. Artzt
/s/ Richard L. Bready	Director	August 9, 2007
Richard L. Bready
/s/ John D. Gabelli	Director	August 9, 2007
John D. Gabelli
/s/ Eugene R. McGrath	Director	August 9, 2007
Eugene R. McGrath
/s/ Robert S. Prather	Director	August 9, 2007
Robert S. Prather
/s/ Karl Otto Pöhl	Director	August 9, 2007
Karl Otto Pöhl
/s/ Vincent S. Tese	Director	August 9, 2007
Vincent S. Tese

Exhibit 12.1

Computation of Ratios of Earnings to Fixed Charges

The following table sets forth certain information regarding our consolidated ratio of earnings to fixed charges for the five-year period ended December 31, 2006.

	Year Ended December 31,
	2002 (b)	2003 (b)	2004 (b)	2005(b) (c)	2006 (b) (c)

Ratio of earnings to fixed charges (a)	8.1	6.4	7.2	8.5	10.3

(a)
These ratios were calculated by dividing the sum of fixed charges into the sum of earnings before taxes and fixed charges.  Fixed charges for these purposes consist of all interest expense and the approximate portion of rental expense representing interest.

(b)	Restated as described in Note A in Item 8 of this report on Form 10-K/A.
(c)	Restated as described in the explanatory note of this report on Form 10-K/A.

Exhibit 21.1

Subsidiaries of GAMCO Investors, Inc.

The following table lists the direct and indirect subsidiaries of GAMCO Investors, Inc. (the “Company”), except those investment partnerships and offshore funds consolidated in accordance with FIN46R and EITF 04-5.  In accordance with Item 601 (21) of Regulation S-K, the omitted subsidiaries considered in the aggregate as a single subsidiary would not constitute a “significant subsidiary” as defined under Rule 1-02(w) of Regulation S-X.

Name	Jurisdiction of Incorporation or Organization
Gabelli Funds, LLC (100%-owned by the Company)	New York
GAMCO Asset Management Inc. (100%-owned by the Company)	New York
Gabelli Fixed Income, Inc. (100%-owned by the Company)	New York
GAMCO Asset Management (UK) Limited (100%-owned by the Company)	United Kingdom
Gabelli Securities, Inc. (92.1%-owned by the Company)	Delaware
Gabelli Advisers, Inc. (41.8%-owned by the Company)	Delaware
Gabelli & Company, Inc. (100%-owned by Gabelli Securities, Inc.)	New York
Gabelli & Partners LLC (100%-owned by Gabelli Securities, Inc.)	Delaware
Gabelli Fixed Income L.L.C. (100%-owned by Gabelli Fixed Income, Inc.)	Delaware
Gabelli Convertible Holdings, LLC (100%-owned by Gabelli Securities, Inc.)	Delaware
Gabelli Arbitrage Holdings LLC (100%-owned by the Company)	Delaware
Gabelli Trading Holdings LLC (100%-owned by the Company)	Delaware
Gabelli Intermediate Credit Fund LLC (100%-owned by the Company)	Delaware

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-74676 and 333-102935) of GAMCO Investors, Inc. and in the related Prospecti of our report dated March 16, 2007, (except for Note A Restatement, as to which the date is August 8, 2007), with respect to the consolidated financial statements of GAMCO Investors, Inc., GAMCO Investors, Inc. management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of GAMCO Investors, Inc. included in this Annual Report (Form 10-K/A) for the year ended December 31, 2006.

We also consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-76748) pertaining to the 1999 Stock Award and Incentive Plan of GAMCO Investors, Inc. of our report dated March 16, 2007, (except for Note A Restatement, as to which the date is August 8, 2007), with respect to the consolidated financial statements of GAMCO Investors, Inc., GAMCO Investors, Inc. management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of GAMCO Investors, Inc. included in this Annual Report (Form 10-K/A) for the year ended December 31, 2006.

/s/  Ernst & Young LLP

New York, New York
August 9, 2007

Exhibit 31.1

Certifications

I, Mario J. Gabelli, certify that:

1.	I have reviewed this annual report on Form 10-K/A of GAMCO Investors, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:	/s/ Mario J. Gabelli
Name:	Mario J. Gabelli
Title:	Chief Executive Officer

Date:	August 9, 2007

Exhibit 31.2
Certifications

I, Kieran Caterina, certify that:

1.	I have reviewed this annual report on Form 10-K/A of GAMCO Investors, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:	/s/ Kieran Caterina
Name:	Kieran Caterina
Title:	Acting Co-Chief Financial Officer

Date:	August 9, 2007

Exhibit 31.3
Certifications

I, Diane M. LaPointe, certify that:

1.	I have reviewed this annual report on Form 10-K/A of GAMCO Investors, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:	/s/ Diane M. LaPointe
Name:	Diane M. LaPointe
Title:	Acting Co-Chief Financial Officer

Date:	August 9, 2007

Exhibit 32.1

Certification of CEO Pursuant to
18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K/A of GAMCO Investors, Inc. (the “Company”) for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Mario J. Gabelli, as Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Mario J. Gabelli
Name:	Mario J. Gabelli
Title:	Chief Executive Officer

Date:	August 9, 2007

This certification accompanies the Report pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of §18 of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2

Certification of CFO Pursuant to
18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K/A of GAMCO Investors, Inc. (the “Company”) for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Kieran Caterina and Diane M. LaPointe, as Acting Co-Chief Financial Officers of the Company, hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of their knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/s/ Kieran Caterina	By:/s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Acting Co-Chief Financial Officer	Title: Acting Co-Chief Financial Officer

Date: August 9, 2007	Date: August 9, 2007

This certification accompanies the Report pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of §18 of the Securities Exchange Act of 1934, as amended.