Form 10-Q
period 2007-08-08
GAMCO INVESTORS, INC. ET AL
filed 2007-08-09
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to

Commission File No. 1-106

GAMCO INVESTORS, INC.
(Exact name of Registrant as specified in its charter)

New York	13-4007862
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Corporate Center, Rye, NY	10580-1422
(Address of principle executive offices)	(Zip Code)

(914) 921-5100
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule
12b-2).   Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at July 31, 2007
Class A Common Stock, .001 par value	7,489,369
Class B Common Stock, .001 par value	20,645,816

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Statements of Income:
- Three months ended June 30, 2006 and 2007 - Six months ended June 30, 2006 and 2007

Condensed Consolidated Statements of Financial Condition:
- December 31, 2006 (Audited)
- June 30, 2006
- June 30, 2007

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income:
- Three months ended June 30, 2006 and 2007 - Six months ended June 30, 2006 and 2007
Condensed Consolidated Statements of Cash Flows:
- Three months ended June 30, 2006 and 2007 - Six months ended June 30, 2006 and 2007

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006 (a)	2007	2006 (a)

Revenues
Investment advisory and incentive fees	$57,654	$53,586	$114,214	$103,984
Commission revenue	4,036	2,829	8,056	6,380
Distribution fees and other income	6,587	5,244	12,613	10,579
Total revenues	68,277	61,659	134,883	120,943
Expenses
Compensation and related costs	29,905	25,436	58,279	50,212
Management fee	3,449	1,818	6,850	5,235
Distribution costs	10,161	5,329	16,047	10,544
Other operating expenses	7,594	7,713	16,028	15,104
Reserve for settlement	-	11,900	-	11,900
Total expenses	51,109	52,196	97,204	92,995

Operating income	17,168	9,463	37,679	27,948
Other income (expense)
Net gain from investments	11,193	4,244	16,763	27,369
Interest and dividend income	6,166	6,111	14,168	12,484
Interest expense	(3,329)	(3,394)	(6,709)	(7,269)
Total other income, net	14,030	6,961	24,222	32,584
Income before income taxes and minority interest	31,198	16,424	61,901	60,532
Income tax provision	12,856	7,360	24,063	23,901
Minority interest	345	119	677	8,727
Net income	$17,997	$8,945	$37,161	$27,904

Net income per share:
Basic	$0.64	$0.31	$1.32	$0.97

Diluted	$0.63	$0.31	$1.30	$0.96

Weighted average shares outstanding:
Basic	28,160	28,507	28,194	28,842

Diluted	29,147	29,496	29,172	29,838

Dividends declared:	$0.03	$0.03	$0.06	$0.06

(a) As restated to reflect the reversal of certain previously-accrued expenses for investment partnership compensation as described in Note A of this report on Form 10-Q.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	December 31,	June 30,	June 30,
	2006 (a)	2006 (a)	2007
ASSETS		(Unaudited)	(Unaudited)

Cash and cash equivalents, including restricted cash of $2,079, $730 and $443.	$138,113	$116,852	$104,726
Investments in securities, including restricted securities of $52,116, $52,141 and $52,117.	507,595	466,056	550,273
Investments in partnerships and affiliates	81,884	83,752	69,869
Receivable from brokers	53,682	41,326	43,187
Investment advisory fees receivable	31,093	15,874	18,439
Other assets	24,866	16,426	19,577

Total assets	$837,231	$740,286	$806,071

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers	$36,346	$9,228	$30,973
Income taxes payable, including deferred taxes of $363, $4,323, and $10,012.	13,922	2,556	14,951
Compensation payable	30,174	34,366	46,075
Capital lease obligation	2,781	2,891	2,659
Securities sold, not yet purchased	8,244	7,621	21,021
Accrued expenses and other liabilities	41,052	29,150	35,597

Total operating liabilities	132,519	85,812	151,276

5.5% Senior notes (due May 15, 2013)	100,000	100,000	100,000
6% Convertible note, $50 million outstanding (due August 14, 2011) (b)	49,504	50,000	49,561
5.22% Senior notes (due February 17, 2007)	82,308	82,308	-

Total liabilities	364,331	318,120	300,837

Minority interest	21,324	19,724	14,441

Stockholders’ equity
Class A Common Stock, $0.001 par value; 100,000,000
shares authorized; 12,055,872, 12,010,812 and 12,172,423
issued, respectively; 7,487,018, 7,509,058 and 7,489,369 outstanding, respectively	12	10	12
Class B Common Stock, $0.001 par value; 100,000,000
shares authorized; 24,000,000 shares issued, 20,754,217, 20,781,027 and 20,645,816 shares outstanding, respectively	21	23	21
Additional paid-in capital	229,699	228,573	230,010
Retained earnings	397,893	355,565	432,542
Accumulated comprehensive gain	10,427	2,423	19,791
Treasury stock, at cost (4,501,754, 4,012,354 and 4,683,054
shares, respectively)	(186,476)	(184,152)	(191,583)
Total stockholders' equity	451,576	402,442	490,793

Total liabilities and stockholders' equity	$837,231	$740,286	$806,071

(a) As restated to reflect the reversal of certain previously-accrued expenses for investment partnership compensation as described in Note A of this report on Form 10-Q.
(b) At June 30, 2007 and December 31, 2006, the $50 million note conversion price was $53 per share. At June 30, 2006, the convertible note was 5% with a conversion price of $52 per share.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
UNAUDITED
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006 (a)	2007	2006 (a)
Stockholders’ equity – beginning of period	$467,488	$412,828	$451,576	$424,502

Cumulative effect of applying the provisions of FIN 48 at January 1, 2007	-	-	(822)	-
Comprehensive income:
Net income	17,997	8,945	37,161	27,904
Foreign currency translation adjustments	12	(129)	13	(54)
Net unrealized gain on securities available for sale	8,666	(589)	9,352	1,867
Total comprehensive income	26,675	8,227	46,526	29,717

Dividends declared	(844)	(851)	(1,691)	(1,718)
Excess tax benefit for exercised stock options	-	-	-	1,782
Stock based compensation expense	24	14	45	20
Exercise of stock options including tax benefit	194	137	266	418
Purchase of treasury stock	(2,744)	(17,913)	(5,107)	(52,279)
Stockholders’ equity – end of period	$490,793	$402,442	$490,793	$402,442

(a) As restated to reflect the reversal of certain previously-accrued expenses for investment partnership compensation as described in Note A of this report on Form 10-Q.
See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006 (a)	2007	2006 (a)
Operating activities
Net income	$17,997	$8,945	$37,161	$27,904
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Cumulative effect of applying the provisions of FIN 48	-	-	(822)	-
Equity in gains from partnerships and affiliates	(2,498)	(474)	(4,744)	(3,338)
Depreciation and amortization	216	220	522	444
Stock based compensation expense	24	14	45	20
Tax benefit from exercise of stock options	32	21	57	87
Foreign currency loss	12	30	13	30
Other-than-temporary loss on available for sale securities	-	56	-	56
Market value of donated securities	-	-	122	-
Impairment of goodwill	-	-	56	-
Amortization of debt discount	23	-	56	-
Minority interest in net income of consolidated subsidiaries	244	81	520	343
Realized gains on sales of available for sale securities, net	(316)	-	(473)	(442)
Realized gains on sales of trading investments in securities, net	(4,406)	(3,389)	(10,875)	(9,974)
Change in unrealized value of investments in securities, net	(5,022)	(2,318)	(2,498)	(3,336)
Excess tax benefit adjustment	-	1,782	-	1,782
(Increase) decrease in operating assets:
Purchases of trading investments in securities	(417,321)	(250,014)	(852,789)	(537,616)
Proceeds from sales of trading investments in securities	425,979	205,993	875,850	527,522
Investments in partnerships and affiliates	(978)	(2,823)	(4,050)	(4,048)
Distributions from partnerships and affiliates	1,664	7,065	13,149	7,913
Investment advisory fees receivable	1,917	696	12,681	6,126
Other receivables from affiliates	302	3,423	5,106	10,092
Receivable from brokers	(20,171)	35,314	10,022	(27,559)
Other assets	201	764	(153)	(120)
Increase (decrease) in operating liabilities:
Payable to brokers	(6,917)	3,975	(3,957)	3,444
Income taxes payable	2,160	(12,062)	(3,835)	(9,009)
Compensation payable	6,066	1,364	14,289	6,953
Accrued expenses and other liabilities	3,603	10,362	(5,050)	10,578
Effects of consolidation of investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5:
Realized gains on sales of investments in securities and securities sold short, net	(330)	(163)	(607)	(12,080)
Change in unrealized value of investments in securities and securities sold short, net	(115)	(2,839)	85	(4,269)
Purchases of trading investments in securities and securities sold short	(19,885)	(8,882)	(34,436)	(650,941)
Proceeds from sales of trading investments in securities and securities sold short	22,467	9,517	34,551	629,221
Investments in partnerships and affiliates	-	(336)	(2,000)	(1,318)
Distributions from partnerships and affiliates	325	-	825	380
Equity in earnings of partnerships and affiliates	25	(103)	(733)	(528)
Decrease in advisory fees receivable	19	98	(26)	98
(Increase) decrease in receivable from brokers	(222)	1,042	473	(11,427)
Decrease (increase) in other assets	(186)	(21)	(244)	333
Increase in payable to brokers	(2,551)	1,847	(1,416)	7,630
(Decrease) increase in accrued expenses and other liabilities	266	(1,892)	315	(11,678)
Income related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net	506	207	996	14,637
Total adjustments	(14,867)	(1,445)	41,025	(59,994)
Net cash provided by (used in) operating activities	3,130	7,500	78,186	(32,090)

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006 (a)	2007	2006 (a)

Investing activities
Purchases of available for sale securities	(223)	(247)	(25,254)	(3,253)
Proceeds from sales of available for sale securities	1,353	-	2,292	1,486
Net cash provided by (used in) investing activities	1,130	(247)	(22,962)	(1,767)

Financing activities
Contributions related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net	(5)	1,537	511	29,727
Retirement of 5.22% senior notes	-	-	(82,308)	-
Proceeds from exercise of stock options	162	116	209	332
Dividends paid	(844)	(851)	(1,691)	(1,718)
Subsidiary stock repurchased from minority shareholders	-	-	(241)	-
Purchase of treasury stock	(2,744)	(17,913)	(5,107)	(52,279)
Net cash used in financing activities	(3,431)	(17,111)	(88,627)	(23,938)
Net increase (decrease) in cash and cash equivalents	829	(9,858)	(33,403)	(57,795)
Effect of exchange rates on cash and cash equivalents	15	(132)	16	(64)
Net increase in cash from partnerships and offshore funds consolidated under FIN 46R and EITF 04-5	-	-	-	1,550
Cash and cash equivalents at beginning of period	103,882	126,842	138,113	173,161
Cash and cash equivalents at end of period	$104,726	$116,852	$104,726	$116,852

(a) As restated to reflect the reversal of certain previously-accrued expenses for investment partnership compensation as described in Note A of this report on Form 10-Q.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

A.  Basis of Presentation

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.,” “GAMCO,” “the Company,” “we,” “us” and “our” or similar terms are to GAMCO Investors, Inc. (formerly Gabelli Asset Management Inc.), its predecessors and its subsidiaries.

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

These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2006, from which the accompanying Condensed Consolidated Statement of Financial Condition was derived.

Certain items previously reported have been reclassified to conform to the current period’s financial statement presentation.

Changes in Accounting Policy

     GAMCO has changed its accounting policy to reflect the adoption of FASB-issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted this interpretation on January 1, 2007.   In accordance with the method of adoption prescribed in the Interpretation, FIN 48 has been applied prospectively as of the date of adoption, and periods prior to adoption have not been retroactively restated or reclassified.  See Note F for further details.

Restatement

On August 9, 2007, GAMCO filed a Form 10-K/A restating 2006 results to reflect the reversal of certain previously accrued expenses for investment partnership compensation.

Quarterly financial information for the year ended December 31, 2006, as restated, is presented below.

	2006
(in thousands, except per share data)	1st	2nd	3rd	4th	Full Year
Revenues	$59,284	$61,659	$57,994	$82,526	$261,463
Operating income	18,485	9,463	18,498	29,901	76,347
Net income	18,960	8,944	17,043	26,980	71,927
Net income per share:
Basic	0.65	0.31	0.60	0.96	2.52
Diluted	0.64	0.31	0.60	0.94	2.49

Quarterly financial information for the year ended December 31, 2006, as originally reported, is presented below.

	2006
(in thousands, except per share data)	1st	2nd	3rd	4th	Full Year
Revenues	$59,284	$61,659	$57,994	$82,526	$261,463
Operating income	18,034	8,936	18,220	26,971	72,161
Net income	18,700	8,641	16,884	25,293	69,518
Net income per share:
Basic	0.64	0.30	0.60	0.90	2.44
Diluted	0.63	0.30	0.59	0.88	2.40

B.  Recent Accounting Developments

In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140,” (“Statement 155”) that amends FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (“Statement 133”) and No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125” (“Statement 140”).  The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  Statement 155 does not permit prior period restatement.  The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company adopted this statement on January 1, 2007.  The impact of adopting this statement has been immaterial to the Company’s consolidated financial statements.

In April 2006, the FASB issued FSP FIN 46R-6 “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)” (“FSP”).  The FSP addresses certain major implementation issues related to FIN 46R, specifically how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The FSP is effective as of the beginning of the first day of the first reporting period beginning after September 15, 2006. The Company adopted this Statement on January 1, 2007.  The impact of adopting this statement has been immaterial to the Company’s consolidated financial statements.

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

In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (the “SAB”). The SAB addresses diversity in how companies consider and resolve the quantitative effect of financial statement misstatements. The SAB is effective as of the beginning of the first day of the first reporting period beginning after November 15, 2006.  The Company adopted this SAB on January 1, 2007.  The impact of adopting this SAB has been immaterial to the Company’s consolidated financial statements.

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

The American Institute of Certified Public Accountants has finalized Statement of Position (“SOP”) 07-01, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. SOP 07-01 provides criteria for determining whether an entity is within the scope of the Guide. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2007. The Company plans to adopt this statement on January 1, 2008. The Company is currently evaluating the potential impact of adopting SOP 07-01 on its consolidated financial statements.

In May 2007, the FASB issued FSP No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies”. This FSP amends Interpretation FIN 46(R) to provide an exception to the scope of FIN 46(R) for companies within the scope of the revised Audit and Accounting Guide Investment Companies. The Company is currently evaluating the potential impact of adopting FIN 46(r)-7 on its consolidated financial statements.

C.  Investment in Securities

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each condensed consolidated statement of financial condition date.  Investments in Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities and with maturities of three months or less at time of purchase are classified as cash and cash equivalents. Investments in securities are accounted for as either “trading securities” or “available for sale” (“AFS”) and are stated at quoted market values. Securities that are not readily marketable are stated at their estimated fair values as determined by our management. The resulting unrealized gains and losses for trading securities are included in net gain from investments, and the unrealized gains and losses for available for sale securities, net of management fees and tax, are reported as a separate component of stockholders’ equity except for losses deemed to be other than temporary, which are recorded as realized losses in the statement of income. For the three and six months ended June 30, 2007, there was no impairment of AFS securities.  For the three and six month periods ended June 30, 2006, there were $0.1 million in losses on AFS securities deemed to be other than temporary which were recorded in the statement of income. Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreements to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility. At June 30, 2007 and 2006, the market value of securities sold, not yet purchased was $21.0 million and $7.6 million, respectively.

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“FAS”) No. 133 (“Statement No. 133”), Accounting for Derivative Instruments and Hedging Activities, as amended. Statement No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. The Company uses swaps and treasury futures to manage its exposure to market and credit risks from changes in certain equity prices, interest rates, and volatility and does not hold or issue swaps and treasury futures for speculative or trading purposes. These swaps and treasury futures are not designated as hedges, and changes in fair values of these derivatives are recognized in earnings as gains (losses) on derivative contracts. The fair value of swaps and treasury futures are included in investments in securities in the statements of financial condition, and gains and losses from the swaps are included in the Statements of Income at June 30, 2007 and 2006, the market value of derivatives was $26.9 million and $13.0 million, respectively.

At June 30, 2007 and 2006, the market value of investments available for sale was $140.4 million and $86.7 million, respectively.  Unrealized gains in market value, net of management fee and taxes, of $19.8 million and $2.4 million have been included in stockholders’ equity as at June 30, 2007 and 2006, respectively.

Proceeds from sales of investments available for sale were approximately $1.4 million for the three-month period ended June 30, 2007.  There were no sales of investments available for sale during the three months ended June 30, 2006. Proceeds from sales of investments available for sale were approximately $2.3 million and $1.5 million for the six-month periods ended June 30, 2007 and 2006, respectively.  For the three months ended June 30, 2007, gross gains on the sale of investments available for sale amounted to $316,000; there were no gross losses on the sale of investments available for sale. For the first six months of 2007 and 2006, gross gains on the sale of investments available for sale amounted to $473,000 and $442,000, respectively; there were no gross losses on the sale of investments available for sale.

D. Investments in Partnerships and Affiliates

Beginning January 1, 2006, the provisions of FIN 46R and EITF 04-5 required consolidation of the majority of our investment partnerships and offshore funds managed by our subsidiaries into our consolidated financial statements.  However, since we amended the agreements of certain investment partnerships and an offshore fund on March 31, 2006, FIN 46R and EITF 04-5 only required us to consolidate these entities on our condensed consolidated statement of income and condensed consolidated statement of cash flows for the first quarter 2006.   We were not required to consolidate these entities on our condensed consolidated statement of financial condition at March 31, 2006.  In addition, these partnerships and offshore funds, for which the agreements were amended, were not required to be consolidated within our condensed consolidated statement of income and condensed consolidated statement of cash flows or on our condensed consolidated statement of financial condition for any period subsequent to the first quarter 2006 and will continue to not be required as long as GAMCO does not maintain direct or indirect control over the investment partnerships and offshore funds, which remains the case at and for the three and six months ended June 30, 2007.  For the six months ended June 30, 2006, the consolidation of these entities had no effect on net income but did affect the classification of income between operating and other income.

From January 1, 2006 to December 31, 2006, we have also consolidated five other investment partnerships and two offshore funds in which we have a direct or indirect controlling financial interest, and we will continue to consolidate these in future periods as long as we continue to maintain a direct or indirect controlling financial interest. From January 1, 2007 to June 30, 2007, we consolidated these same five investment partnerships and one of these offshore funds in which we continue to have a direct or indirect controlling financial interest.

For the three and six months ended June 30, 2007 and 2006, the consolidation of these entities had no impact on net income but did result in (a) the elimination of revenues and expenses which are now intercompany transactions; (b) the recording of all the partnerships’ operating expenses of these entities including those pertaining to third-party interests; (c) the recording of all other income of these entities including those pertaining to third-party interests; (d) recording of income tax expense of these entities including those pertaining to third party interests; and (e) the recording of minority interest which offsets the net amount of any of the partnerships’ revenues, operating expenses, other income and income taxes recorded in these respective line items which pertain to third-party interest in these entities.  While this had no impact on net income, the consolidation of these entities did affect the classification of income between operating and other income.  Cash and cash equivalents and investments in securities held by investment partnerships and offshore funds, which at June 30, 2007, June 30, 2006 and December 31, 2006 were $6.1 million, $11.9 million and $15.7 million, respectively, consolidated under FIN 46R and EITF 04-5 are also restricted from use for general operating purposes.

E. Debt

In February 2007, the Company retired the $82.3 million in 5.22% Senior Notes due February 17, 2007 plus accrued interest from its cash and cash equivalents and investments. This debt was originally issued in connection with GBL's sale of mandatory convertible securities in February 2002 and was remarketed in November 2004.

On April 18, 2007, the Company and Cascade Investment L.L.C. (“Cascade”) amended the terms of the $50 million convertible note maturing in August 2011, to extend the exercise date for Cascade’s put option from May 15, 2007 to December 17, 2007 and to extend the expiration date of the related letter of credit to December 24, 2007.

F. Income Taxes and Adoption of FIN 48

      The effective tax rate for the three months ended June 30, 2007 was 41.2% as compared to the prior year quarter’s effective rate of 44.8%.  For the six months ended June 30, 2007, the effective tax rate was 38.9% as compared to 39.5% in the prior year’s comparable period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted this interpretation on January 1, 2007.

In May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, amending FSP FIN 48 to clarify that a tax position could be effectively settled upon examination by a taxing authority. For the second quarter 2007, we have updated our schedule of uncertain tax positions and the impact of taxes, interest, and penalties has been reflected within our income tax provision and disclosed within our footnotes to the financial statements.

As of January 1, 2007, the Company had a gross unrecognized tax benefit of approximately $2.6 million, of which recognition of $2.5 million would impact the Company’s effective tax rate.  As of June 30, 2007, the total amount of gross unrecognized tax benefits was approximately $3.7 million, of which recognition of $2.5 million would impact the Company’s effective tax rate. As of January 1, 2007, the Company had a cumulative effect of adopting FIN 48 of $0.8 million, and an adjustment was recorded to retained earnings upon such adoption.

The Company’s historical accounting policy with respect to penalties and interest related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN 48.  As of January 1, 2007, the total amount of accrued penalties and interest related to uncertain tax positions recognized in the condensed consolidated statement of financial condition was approximately $1.4 million.

The Internal Revenue Service (“IRS”) is currently auditing the 2003 and 2004 federal income tax returns. It is reasonably possible that the Company will conclude the audits within the next 12-month period. It is estimated that the Company’s FIN 48 liability could decrease by approximately $0.9 million upon the conclusion of these audits.  The 2005 and 2006 federal income tax returns remain subject to potential future audit by the IRS.

The Company is currently being audited in one state jurisdiction for its income tax returns filed between 1999 and 2003.  It is reasonably possible that the Company will conclude the audits of 1999 and 2000 within the next 12-month period, and it is estimated that the Company’s FIN 48 liability could decrease by approximately $0.7 million upon the conclusion of these audits.  The state income tax returns for all years after 2002 are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

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

G. Earnings Per Share

 The computations of basic and diluted net income per share are as follows:

(in thousands, except per share amounts)	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006 (a)		Six Months Ended June 30, 2007	Six Months Ended June 30, 2006 (a)
Basic:
Net income	$17,997	$8,945		$37,161	$27,904
Average shares outstanding	28,160	28,507		28,194	28,842
Basic net income per share	$0.64	$0.31		$1.32	$0.97

Diluted:
Net income	$17,997	$8,945		$37,161	$27,904
Add interest expense on convertible note, net of management fee and taxes	429	351		857	703
Total	$18,426	$9,296		$38,018	$28,607

Average shares outstanding	28,160	28,507		28,194	28,842
Dilutive stock options	44	27		35	34
Assumed conversion of convertible note	943	962		943	962
Total	29,147	29,496		29,172	29,838
Diluted net income per share	$0.63	$0.31	(b)	$1.30	$0.96

(a)	As restated to reflect the reversal of certain previously-accrued expenses for investment partnership compensation as described in Note A of this report on Form 10-Q.
(b)	Diluted net income per share is anti-dilutive and has therefore been reported at basic net income per share.

H. Stockholders’ Equity

Shares outstanding on June 30, 2007 were 28.1 million, slightly below March 31, 2007 shares of 28.2 million and approximately 0.5% lower than 28.3 million shares outstanding on June 30, 2006.  Fully diluted shares outstanding for the second quarter of 2007 were 29.1 million, 0.1 million below the first quarter 2007 fully diluted shares outstanding and 1.2% below our fully diluted shares of 29.5 million for the second quarter 2006.

In addition to the regular dividend of $0.03 per share which was declared on May 9, 2007 and paid on June 28, 2007, and subsequent to the end of our quarter, the Board of Directors declared a special cash dividend of $1.00 per share payable on July 30, 2007 to holders of record on July 23, 2007.

Stock Award and Incentive Plan

Effective January 1, 2003, we adopted the fair value recognition provisions of FAS No. 123 in accordance with the transition and disclosure provisions under the recently issued FAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”

We adopted FAS 123 (R) on January 1, 2005.  In light of our modified prospective adoption of the fair value recognition provisions of FAS 123 (R) for all grants of employee stock options, the adoption of FAS 123 (R) did not have a material impact on our consolidated financial statements.  For the three months ended June 30, 2007 and 2006, we recognized stock-based compensation expense of $24,000 and $14,000, respectively.  For the six months ended June 30, 2007 and 2006, we recognized stock-based compensation expense of $45,000 and $20,000, respectively.   The total compensation costs related to non-vested awards not yet recognized are approximately $193,000.  These will be recognized as expense in the following periods:

Remainder of 2007	2008	2009	2010
$47,000	$89,000	$47,000	$10,000

      Proceeds from the exercise of 5,400 and 5,000 stock options were $162,000 and $133,000 for the three months ended June 30, 2007 and 2006, respectively. The excersize of the options resulted in a tax benefit to GAMCO of $32,000 and $21,000 for the three months ended June 30, 2007 and 2006, respectively. Proceeds from the exercise of 8,150 and 15,000 stock options were $209,000 and $348,000 for the six months ended June 30, 2007 and 2006, respectively, resulting in a tax benefit to GAMCO of $57,000 and $87,000 for the six months ended June 30, 2007 and 2006, respectively.

 Stock Repurchase Program

In March 1999, the Board of Directors established the Stock Repurchase Program to grant us authority to repurchase shares of our Class A common stock.  For the three months ended June 30, 2007 and 2006, we repurchased 55,600 shares at an average investment of $49.35.  Since the inception of the program we have repurchased 4,783,858 class A common shares at an average investment of $39.58 per share.  The total amount of shares currently available for repurchase under the current authorization is approximately 934,000 shares at June 30, 2007.

I. Goodwill

In accordance with FAS 142 “Accounting for Goodwill and Other Intangible Assets,” we assess the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant, using a present value cash flow method.  There was no impairment charge recorded for the three months ended June 30, 2007 and 2006, respectively.  For the six months ended June 30, 2007, there was an impairment charge of $56,000 recorded as a result of the voluntary deregistration of an inactive broker dealer subsidiary. There was no impairment charge recorded for the six months ended June 30, 2006. At June 30, 2007 and 2006, there remains $3.5 million of goodwill related to our 92%-owned subsidiary, Gabelli Securities, Inc.

J.  Other Matters

Since September 2003, GAMCO and certain of its subsidiaries have been cooperating with inquiries from the N.Y. Attorney General's office and the SEC by providing documents and testimony regarding certain mutual fund share trading practices.  As a result of discussions with the SEC for a potential resolution of their inquiry, GAMCO recorded a reserve against earnings of approximately $15 million in 2006.  Since these discussions are ongoing, we cannot determine at this time whether they will ultimately result in a settlement of this matter, whether our reserves will be sufficient to cover any payments by GAMCO related to such a settlement, or whether and to what extent insurance may cover such payments.

We indemnify our clearing brokers for losses they may sustain from the customer accounts introduced by our broker-dealer subsidiaries.  In accordance with NYSE rules, customer balances are typically collateralized by customer securities or supported by other recourse provisions.  In addition, we further limit margin balances to a maximum of 25% versus 50% permitted under Regulation T of the Federal Reserve Board and exchange regulations.  At June 30, 2007 and 2006, the total amount of customer balances subject to indemnification (i.e. margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties which provide for indemnification of the third parties or the Company against losses, costs, claims and liabilities arising from the performance of obligations under the agreements, except for generally gross negligence or bad faith.  The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote.  Utilizing the methodology in the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, our estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the financial statements.

K. Subsequent Events

On July 10, 2007, our Board of Directors declared a special cash dividend of $1.00 per share payable on July 30, 2007 to holders of record on July 23, 2007.

On July 10, 2007, the Company appointed Kieran Caterina and Diane M. LaPointe Acting Co-Chief Financial Officers.

On August 7, 2007, our Board of Directors declared a quarterly dividend of $0.03 per share to be paid on September 14, 2007 to shareholders of record on September 28, 2007.

From July 1 through August 9, 2007, we repurchased 27,600 shares of our class A common stock, under the Stock Repurchase Program, at an average investment of $49.09 per share.

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

Since 1977, we have been identified with and have enhanced the “value” style approach to investing. Our investment objective is to earn a superior risk-adjusted return for our clients over the long-term through our proprietary fundamental research.  In addition to our value portfolios, we offer our clients a broad array of investment strategies that includes global, growth, international and convertible products.  We also offer a series of investment partnership (performance fee-based) vehicles that provide a series of long-short investment opportunities in market and sector specific opportunities, including offerings of non-market correlated investments in merger arbitrage, as well as fixed income strategies.

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

Assets Under Management (AUM) were a record $30.6 billion as of June 30, 2007, 4.3% higher than March 31, 2007 AUM of $29.4 billion and 14.4% greater than June 30, 2006 AUM of $26.8 billion.  Equity assets under management were a record $29.9 billion on June 30, 2007, 4.2% more than March 31, 2007 equity assets of $28.7 billion and 15.7% above the $25.9 billion on June 30, 2006. Our closed-end equity funds reached a record AUM of $6.4 billion on June 30, 2007, up 3.6% from $6.2 billion on March 31, 2007 and 21.9% higher than the $5.3 billion on June 30, 2006. Our open-end equity fund AUM were $9.5 billion on June 30, 2007, a 7.6% gain from $8.9 billion on March 31, 2007 and 22.2% from $7.8 billion at June 30, 2006. Our institutional and high net worth business had $13.5 billion in separately managed accounts on June 30, 2007.  While up only a nominal 2.1% from $13.2 billion on March 31st, we do note that – as previously disclosed – on June 22nd we were displaced as a sub-advisor to a mutual fund entity that was sold.  We managed $551 million as of March 31, 2007 for this account. Our Investment Partnerships AUM were $486 million on June 30, 2007 versus $477 million on March 31, 2007 and $536 million on June 30, 2006. We receive incentive and fulcrum fees for our investment partnership assets, certain institutional client assets, preferred issues of our closed-end funds and our new closed-end fund launched in January 2007, the Gabelli Global Deal Fund.  As of June 30, 2007, assets generating performance-based fees were $3.6 billion, an increase of 3.8% versus the $3.5 billion on March 31, 2007 and 19.5% increase over the $3.0 billion on June 30, 2006. Fixed income AUM, primarily money market mutual funds, totaled $705 million on June 30, 2007 compared to AUM of $640 million on March 31, 2007 and AUM of $918 million on June 30, 2006.

The company reported Assets Under Management as follows:

Assets Under Management (millions)

Table I:
Mutual Funds:	June 30, 2006	June 30, 2007	% Inc. (Dec.)
Open-end	$7,796	$9,529	22.2%
Closed-end	5,258	6,412	21.9
Fixed Income	863	684	(20.7)
Total Mutual Funds	13,917	16,625	19.5
Institutional & Separate Accounts:
Equities: direct	9,520	11,116	16.8
“ sub-advisory	2,750	2,383	(13.3)
Fixed Income	55	21	(61.8)
Total Institutional & Separate Accounts	12,325	13,520	9.7
Investment Partnerships	536	486	(9.3)
Total Assets Under Management	$26,778	$30,631	14.4

Equities	$25,860	$29,926	15.7
Fixed Income	918	705	(23.2)
Total Assets Under Management	$26,778	$30,631	14.4

Table II:
	Assets Under Management (millions)
						% Increase/(decrease)
Mutual Funds	6/06	9/06	12/06	3/07	6/07	3/07	6/06
Open-end	$7,796	$7,854	$8,389	$8,858	$9,529	7.6%	22.2%
Closed-end	5,258	5,327	5,806	6,188	6,412	3.6	21.9
Fixed income	863	683	744	591	684	15.7	(20.7)
Total Mutual Funds	13,917	13,864	14,939	15,637	16,625	6.3	19.5
Institutional & Separate Accounts:
Equities: direct	9,520	9,470	10,282	10,587	11,116	5.0	16.8
“ sub-advisory	2,750	2,725	2,340	2,608	2,383	(8.6)	(13.3)
Fixed Income	55	54	50	49	21	(57.1)	(61.8)
Total Institutional & Separate Accounts	12,325	12,249	12,672	13,244	13,520	2.1	9.7
Investment Partnerships	536	488	491	477	486	1.9	(9.3)
Total Assets Under Management	$26,778	$26,601	$28,102	$29,358	$30,631	4.3	14.4

Table III:	Fund Flows – 2nd Quarter 2007 (millions)

	March 31, 2007	Net Cash Flows	Market Appreciation / (Depreciation)	June 30, 2007

Mutual Funds:
Equities	$15,046	$149	$746	$15,941
Fixed Income	591	80	13	684
Total Mutual Funds	15,637	229	759	16,625
Institutional & Separate Accounts
Equities: direct	10,587	(161)	690	11,116
“ sub-advisory	2,608	(415)	190	2,383
Fixed Income	49	(29)	1	21
Total Institutional & Separate Accounts	13,244	(605)	881	13,520

Investment Partnerships	477	(3)	12	486
Total Assets Under Management	$29,358	$(379)	$1,652	$30,631

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

As part of our review, hundreds of documents were examined and approximately fifteen individuals were interviewed.  We have found no evidence that any employee participated in or facilitated any “late trading”.  We also have found no evidence of any improper trading in our mutual funds by our investment professionals or senior executives.  As we previously reported, we did find that in August of 2002, we banned an account, which had been engaging in frequent trading in our Global Growth Fund (the prospectus of which did not impose limits on frequent trading) and which had made a small investment in one of our hedge funds, from further transactions with our firm. Certain other investors had been banned prior to that.  We also found that certain discussions took place in 2002 and 2003 between GAMCO’s staff and personnel of an investment advisor regarding possible frequent trading in certain Gabelli domestic equity funds.  In June 2006, we began discussions with the SEC staff for a potential resolution of their inquiry.  In February 2007, one of our advisory subsidiaries made an offer of settlement to the SEC staff for communication to the Commission for its consideration to resolve this matter. This offer of settlement is subject to final agreement regarding the specific language of the SEC’s administrative order and other settlement documents. As a result of these developments, we recorded a reserve of approximately $15.0 million in 2006. Since these discussions are ongoing, we cannot determine at this time whether they will ultimately result in a settlement of this matter, whether our reserves will be sufficient to cover any payments by GAMCO related to such a settlement, or whether and to what extent insurance may cover such payments.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared To Three Months Ended June 30, 2006

Condensed Consolidated Results – Three Months Ended June 30:
(Unaudited; in thousands, except per share data)

	2007	2006 (a)

Revenues
Investment advisory and incentive fees	$57,654	$53,586
Commission revenue	4,036	2,829
Distribution fees and other income	6,587	5,244
Total revenues	68,277	61,659
Expenses
Compensation and related costs	29,905	25,436
Management fee	3,449	1,818
Distribution costs	10,161	5,329
Other operating expenses	7,594	7,713
Reserve for settlement	-	11,900
Total expenses	51,109	52,196
Operating income	17,168	9,463
Other income (expense)
Net gain from investments	11,193	4,244
Interest and dividend income	6,166	6,111
Interest expense	(3,329)	(3,394)
Total other income (expense), net	14,030	6,961
Income before taxes and minority interest	31,198	16,424
Income tax provision	12,856	7,360
Minority interest	345	119
Net income	$17,997	$8,945

Net income per share:
Basic	$0.64	$0.31
Diluted	$0.63	$0.31

Reconciliation of Net income to Adjusted EBITDA:

Net income	$17,997	$8,945
Interest Expense	3,329	3,394
Income tax provision and minority interest	13,201	7,479
Depreciation and amortization	216	220
Adjusted EBITDA(b)	$34,743	$20,038

(a) As restated to reflect the reversal of certain previously-accrued expenses for investment partnership compensation as described in note A in item 1 of this report on Form 10-Q.

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

Total revenues were $68.3 million in the second quarter of 2007 up $6.6 million or 10.7% from total revenues of $61.7 million reported in the second quarter of 2006.  Operating income was $17.2 million, an increase of $7.7 million or 81.4% from the $9.5 million in the second quarter of 2006.  Total other income, net of interest expense, increased to $14.0 million for the second quarter 2007, doubling from the $7.0 million for second quarter 2006.  In the short-run, our results remain sensitive to changes in the equity market.  Net income for the quarter was $18.0 million or $0.63 per fully diluted share versus $8.9 million or $0.31 per fully diluted share in the prior year’s quarter.

Investment advisory and incentive fees increased to $57.7 million, an increase of $4.1 million or 7.6% compared to the revenues in 2006. Our closed-end funds revenues surged 19.2% to $12.8 million in the second quarter 2007 from $10.8 million in 2006 primarily due to higher performance and the launch of a new fund. Open-end mutual funds revenues grew 15.7% to $23.3 million from $20.1 million in second quarter 2006 primarily due to higher performance. Institutional and high net worth separate accounts revenues decreased 2.4% to $20.3 million from $20.7 million in second quarter 2006 primarily due to lower performance related fees. Investment Partnership revenues were $1.2 million, $0.7 million or 35.0% below revenues in 2006.  The decline was primarily due to lower management fees resulting from a decrease in AUM.

Commission revenues from our institutional research affiliate, Gabelli & Company, Inc., were $4.0 million in the second quarter 2007, up 42.7% from the prior year.  The increase was traced to an increase in overall trading volume and to a change in the mix of business transacted.

Revenues from the distribution of mutual funds and other income were $6.6 million for the second quarter 2007, an increase of $1.4 million, or 25.6%, from $5.2 million in second quarter 2006.

Total expenses, excluding management fee, were $47.7 million in the second quarter of 2007, a 5.4% decrease from total expenses of $50.4 million in the second quarter of 2006.  Included within second quarter 2007 total expenses are approximately $4.2 million in distribution costs associated with the termination of a closed-end fund compensation agreement. Second quarter 2006 total expenses include a previously-reported special charge of approximately $12 million.

Compensation and related costs, which are largely variable, of $29.9 million were $4.5 million or 17.6% higher than the $25.4 million recorded in the prior year period.  This increase was primarily due to higher variable compensation of $2.9 million and increased salaries of $1.4 million.

Management fee expense, which is totally variable and based on pretax income, was $3.4 million versus $1.8 million in 2006.

Distribution costs were $10.2 million, near double the $5.3 million in the prior year’s period. The termination of a closed-end fund compensation agreement increased the current quarter’s costs by $4.2 million.

Other operating expenses, excluding the previously mentioned special charge in the second quarter of 2006  reserve of approximately $12 million, remained relatively flat, at $7.6 million.

Total other income (which represents primarily investment income in our proprietary investments), net of interest expense, was $14.0 million for the second quarter 2007 compared to $7.0 million in 2006.

Interest expense remained relatively flat, decreasing approximately $0.1 million from the prior year second quarter amount of $3.4 million.

The effective tax rate for the three months ended June 30, 2007 was 41.2% as compared to the prior year quarter’s effective rate of 44.8%.

Minority interest increased to $0.3 million in 2007 from $0.1 million in 2006.

In the first quarter of 2006, the provisions of FASB Interpretation No. 46R (“FIN 46R”) and Emerging Issue Task Force 04-5 (“EITF 04-5”) required the consolidation of our investment partnerships and offshore funds managed by our subsidiaries into our consolidated financial statements. However, since we amended the agreements of certain investment partnerships and an offshore fund on March 31, 2006, FIN 46R and EITF 04-5 only required us to consolidate these entities on our consolidated condensed statement of income for the first quarter 2006.  Accordingly, to provide a better understanding of our core results and trends, GAMCO has provided the 2006 results throughout the following analysis before adjusting for FIN 46R and EITF 04-5.  These results are not presented in accordance with generally accepted accounting principles (“GAAP”) in the United States.  A reconciliation of these non-GAAP financial measures to results presented in accordance with GAAP is presented below.
Six Months Ended June 30, 2007 Compared To Six Months Ended June 30, 2007

Condensed Consolidated Results – Six Months Ended June 30th:
(Unaudited; in thousands, except per share data)
	2006 (a)	2006 (b)	Adjust- ments(c)	2006 (d)	2007 (e)
Revenues
Investment advisory and incentive fees	$106,413	$104,947	$(963)	$103,984	$114,214
Commission revenue	6,380	6,380	-	6,380	8,056
Distribution fees and other income	10,579	10,579	-	10,579	12,613
Total revenues	123,372	121,906	(963)	120,943	134,883
Expenses
Compensation and related costs	54,233	50,212	-	50,212	58,279
Management fee	5,282	5,235	-	5,235	6,850
Distribution costs	10,544	10,544	-	10,544	16,047
Other operating expenses	15,104	14,915	189	15,104	16,028
Reserve for settlement	11,900	11,900	-	11,900	-
Total expenses	97,063	92,806	189	92,995	97,204
Operating income	26,309	29,100	(1,152)	27,948	37,679
Other income (expense)
Net gain from investments	27,369	13,597	13,772	27,369	16,763
Interest and dividend income	12,484	11,159	1,325	12,484	14,168
Interest expense	(7,269)	(6,678)	(591)	(7,269)	(6,709)
Total other income (expense), net	32,584	18,078	14,506	32,584	24,222
Income before taxes and minority interest	58,893	47,178	13,354	60,532	61,901
Income tax provision	23,285	18,893	5,008	23,901	24,063
Minority interest	7,458	381	8,346	8,727	677
Net income	$28,150	$27,904	$-	$27,904	$37,161

Net income per share:
Basic	$0.98	$0.97	$-	$0.97	$1.32
Diluted	$0.97	$0.96	$-	$0.96	$1.30

Reconciliation of Net income to Adjusted EBITDA:

Net income	$28,150	$27,904	$-	$27,904	$37,161
Interest Expense	7,269	6,678	591	7,269	6,709
Income tax provision and minority interest	30,743	19,274	13,354	32,628	24,740
Depreciation and amortization	444	444	-	444	522
Adjusted EBITDA (f)	$66,606	$54,300	$13,945	$68,245	$69,132

(a)	As originally reported. Non-GAAP.
(b)
Financial results before adjustments relating to FIN 46R and EITF 04-5 as described above and in Note D to the condensed consolidated financial statements in this report on Form 10-Q (not GAAP), and as restated to reflect the reversal of certain previously-accrued expenses for investment partnership compensation.

(c)	Adjustments relating to FIN 46R and EITF 04-5.
(d)	GAAP basis as restated to reflect the reversal of certain previously-accrued expenses for investment partnership compensation as described in note A in item 1 of this report on Form 10-Q.
(e)	GAAP basis.
(f)
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

Total revenues were $134.9 million in the six months ended June 30, 2007, up $13.0 million or 10.7% from total revenues of $121.9 million in the prior year’s period excluding the adjustments relating to FIN 46R and EITF 04-5 as described above.  Operating income was $37.7 million, an increase of $8.6 million or 29.6% from the $29.1 million in 2006 on a comparable reporting basis.  Total other income, net of interest expense, was $24.2 million compared to $18.1 million in 2006 on a comparable reporting basis. Net income for the period was $37.2 million or $1.30 per fully diluted share versus $27.9 million or $0.96 per fully diluted share in the prior year’s period.

Investment advisory and incentive fees increased $10.2 million or 9.8% to $114.2 million from $104.0 million in 2006.  Investment advisory and incentive fees increased $9.3 million or 8.9% to $114.2 million from $104.9 million in 2006 excluding the adjustments relating to FIN 46R and EITF 04-5. Our closed-end funds revenues surged 17.3% to $24.6 million for the six months ended June 30, 2007 from $21.0 million in 2006 primarily due to increased average AUM. Open-end mutual funds revenues grew 11.0% to $44.7 million from $40.2 million in 2006 primarily due to higher average AUM. Institutional and high net worth separate accounts revenues increased 4.3% to $41.9 million from $40.1 million reported in 2006 primarily due to higher performance fees. Investment Partnership revenues were $3.0 million versus $3.6 million in 2006 before adjusting for FIN 46R and EITF 04-5.

Commission revenues from our institutional research affiliate, Gabelli & Company, Inc., were $8.1 for the six months ended June 30, 2007, up 30.5% from the prior year’s comparable amount of $6.2 million.  The increase was due to overall trading volume as well as to an increase in higher average per share revenue due to changes in trade mix.

Revenues from the distribution of mutual funds and other income were $12.6 million for the six months ended June 30, 2007, an increase of $2.0 million, or 18.9%, from $10.6 million from the 2006 period.

Total expenses, excluding management fee, were $90.4 million in the six months ended June 30, 2007, a 3.0% decrease from total expenses of $87.8 million in the 2006 period. Included within the six months ended June 30, 2007 are approximately $4.2 million in distribution costs associated with the termination of a closed-end fund compensation agreement. In addition, for the six months ended June 30, 2006 total expenses include the previously reported special charge of approximately $12 million.

Compensation and related costs, which are largely variable, were $58.3 million or 16.1% higher than the $50.2 million recorded in the prior year period.  This increase was primarily due to higher variable compensation of $4.9 million and increased salaries of $2.4 million.

Management fee expense, which is totally variable and based on pretax income, was $6.9 million versus $5.2 million in 2006.

Distribution costs were $16.0 million, an increase of 52.2% from $10.5 million in the prior year’s period due to the termination of a closed-end fund compensation agreement, which increased the distribution costs for the first half of 2007 by $4.2 million.

Other operating expenses increased by $0.9 million to $16.0 million in the first half of 2007 from the prior year period of $15.1 million, excluding the previously mentioned $12 million reserve in the first half of 2006.

Other income, net of interest expense, was $24.2 million in the first half of 2007, a decline of $8.4 million from $32.6 million in the first half of 2006.  The 2006 results include $14.5 million relating to adjustments for FIN 46R and EITF 04-5. Excluding the adjustments relating to FIN 46R and EITF 04-5, other income, net of interest expense, was $18.1 million for the six months ended June 30, 2006.Interest expense fell to $6.7 million for the six months ended June 30, 2007 from $7.3 million for the prior year period. The decrease was primarily due to lower debt outstanding as a result of the retirement of the 5.22% senior notes in February 2007.

For the six months ended June 30, 2007, the effective tax rate was 38.9% as compared to 39.5% in the prior year’s comparable period.

Minority interest decreased to $0.7 million in 2007 from $8.7 million in 2006 principally due to adjustments related to the consolidation of investment partnerships and offshore fund in accordance with FIN 46R and EITF 04-5 during first quarter 2006. Excluding the adjustments relating to FIN 46R and EITF 04-5, minority interest was $0.4 million for the six months ended June 30, 2006.

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

Summary cash flow data is as follows:

	Six Months Ended June 30, (in thousands)
Cash flows provided by (used in):	2007	2006 (a)
Operating activities	$78,186	$(32,090)
Investing activities	(22,962)	(1,767)
Financing activities	(88,627)	(23,938)
Decrease	(33,403)	(57,795)
Effect of exchange rates on cash and cash equivalents	16	(64)
Net increase in cash from partnerships and offshore funds consolidated under FIN 46R and EITF 04-5	-	1,550
Cash and cash equivalents at beginning of period	138,113	173,161
Cash and cash equivalents at end of period	$104,726	$116,852
(a) As restated to reflect the reversal of certain previously-accrued expenses for investment partnership compensation as described in Note A of this report on Form 10-Q.

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

      At June 30, 2007, we had total cash and cash equivalents of $104.7 million, a decrease of $33.4 million from December 31, 2006.  Gabelli has established a collateral account, consisting of cash and cash equivalents and investments in securities totaling $52.6 million, to secure a letter of credit issued in favor of the holder of the $50 million 6% convertible note.  On April 18, 2007, a put option the note holder may exercise was extended from May 15, 2007 to December 17, 2007 and the letter of credit was extended from May 15, 2007 to December 24, 2007.  Cash and cash equivalents and investments in securities held in the collateral account are restricted from other uses until the date of expiration. Cash and cash equivalents and investments in securities held by investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5 are also restricted from use for general operating purposes. Total debt outstanding at June 30, 2007 was $150.0 million, consisting of the $50 million 6% convertible note and $100 million of 5.5% non-callable senior notes due May 15, 2013.  In February 2007, the Company retired the $82.3 million in 5.22% Senior Notes due February 17, 2007.

For the six months ended June 30, 2007, cash provided by operating activities was $78.2 million principally resulting from $37.2 million in net income, proceeds from sales of investments in securities of $875.9 million, a $10.0 million decrease in receivable from brokers, $13.2 million in distributions from partnerships and affiliates, and a $12.7 million decrease in investment advisory fee receivable. This was partially offset by $852.8 million in purchases of investments in securities, $4.1 million in purchases of investments in partnerships and affiliates and a $3.8 million decrease in income taxes payable.

Cash used in investing activities, related to purchases and sales of available for sale securities, was $23.0 million in the first six months of 2007.

Cash used in financing activities in the first six months of 2007 was $88.6 million.  The decrease in cash was primarily due to the $82.3 million retirement of senior notes and $6.8 million in dividends paid and the repurchase of our class A common stock under the Stock Repurchase Program.

Cash used in operating activities was $32.1 million in the first six months of 2006 principally resulting from $537.6 million in purchases of investments in securities, a $27.6 million increase in receivable from brokers, $4.0 million in purchases of investments in partnerships and affiliates and $39.9 million from the net effects of the FIN 46R and EITF 04-5 consolidation.  This was partially offset by $27.9 million in net income, proceeds from sales of investments in securities of $527.5 million, $7.9 million in distributions from investments in partnerships and affiliates and an increase in compensation payable of $7.0 million.  Excluding the net effects of the consolidation of investment partnerships and offshore funds, our cash provided by operating activities was $7.8 million.

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

Gabelli & Company, Inc., a subsidiary of GAMCO, is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debt items in the reserve formula for those broker-dealers subject to Rule 15c3-3.  The requirement was $250,000 at June 30, 2007.  At June 30, 2007, Gabelli & Company had net capital, as defined, of approximately $16.8 million, exceeding the regulatory requirement by approximately $16.6 million.  Gabelli & Company’s net capital, as defined, may be reduced when Gabelli & Company is involved in firm commitment underwriting activities.  This did not occur as of or for the six months ended June 30, 2007.

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

With respect to our proprietary investment activities, included in investments in securities of $550.3 million at June 30, 2007 were investments in Treasury Bills and Notes of $116.5 million, mutual funds, largely invested in equity products, of $172.6 million, a selection of common and preferred stocks totaling $192.4 million, investments in corporate bonds of $67.6 million, and other investments of approximately $1.2 million.  Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $192.4 million invested in common and preferred stocks at June 30, 2007, $43.1 million was related to our investment in Westwood Holdings Group Inc., and $40.9 million was invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility. At June 30, 2007 and 2006, the market value of securities sold, not yet purchased was $21.0 million and $7.6 million, respectively. Investments in partnerships and affiliates totaled $69.9 million at June 30, 2007, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.  These transactions generally involve announced deals with agreed-upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

      GAMCO’s exposure to interest rate risk results, principally, are from the impact of changes in interest rates in the global market and its investment of excess cash in U.S. Government obligations.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates market value.

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

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  Due to the implementation of Interpretation  No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), we modified our critical accounting policy related to accounting for income taxes, which is listed below.  The Company’s other critical accounting policies and estimates are disclosed in the “Significant Accounting Policies” section of our 2006 Form 10-K/A.

In June 2006, the Financial Accounting Standards Board issued FIN 48, to clarify certain aspects of accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax provision is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 on January 1, 2007.

Accounting for Income Taxes

Income tax expense is based on pre-tax financial accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions.  The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FIN 48.

Recent Accounting Developments

In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140,” (“Statement 155”) that amends FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (“Statement 133”) and No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125” (“Statement 140”).  The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  Statement 155 does not permit prior period restatement.  The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company adopted this statement on January 1, 2007.  The impact of adopting this statement has been immaterial to the Company’s consolidated financial statements.

In April 2006, the FASB issued FSP FIN 46R-6 “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)” (“FSP”).  The FSP addresses certain major implementation issues related to FIN 46R, specifically how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The FSP is effective as of the beginning of the first day of the first reporting period beginning after September 15, 2006. The Company adopted this Statement on January 1, 2007.  The impact of adopting this statement has been immaterial to the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted this interpretation on January 1, 2007.   See Note F to the condensed consolidated financial statements of this report on Form 10-Q for discussion.

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

In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (the “SAB”). The SAB addresses diversity in how companies consider and resolve the quantitative effect of financial statement misstatements. The SAB is effective as of the beginning of  the first day of the first reporting period beginning after November 15, 2006.  The Company adopted this SAB on January 1, 2007.  The impact of adopting this SAB has been immaterial to the Company’s consolidated financial statements.

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

The American Institute of Certified Public Accountants has finalized Statement of Position (“SOP”) 07-01, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. SOP 07-01 provides criteria for determining whether an entity is within the scope of the Guide. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2007. The Company plans to adopt this statement on January 1, 2008. The Company is currently evaluating the potential impact of adopting SOP 07-01 on its consolidated financial statements.

In May 2007, the FASB issued FSP No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies”. This FSP amends Interpretation FIN 46(R) to provide an exception to the scope of FIN 46(R) for companies within the scope of the revised Audit and Accounting Guide Investment Companies. The Company is currently evaluating the potential impact of adopting FIN 46(r)-7 on its consolidated financial statements.

Item 4.  Controls and Procedures

Management, with the participation of the Chief Executive Officer and under the supervision of the Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2006.  In conducting the aforementioned evaluation and assessment, management identified two material weaknesses in internal control over financial reporting relating to (i) the reporting of individual assets and liabilities of certain proprietary investment accounts in accordance with U.S. generally accepted accounting principles and (ii) the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles, as further described Item 9A (b) of the Company’s Form 10-K/A.  These deficiencies were identified during the course of the 2006 audit.  Accordingly, because of these material weaknesses, management concluded that the Company’s disclosure controls and procedures were not effective, with respect to these items, as of December 31, 2006.

As a result of the first material weakness, the Company restated its December 31, 2005 consolidated financial statements, included in Item 8 of the Company’s Form 10-K/A, to properly reflect these proprietary investments.  This first material weakness also resulted in errors in the Company’s interim consolidated financial statements for the periods ended March 31, 2006, June 30, 2006, and September 30, 2006. In April 2007, the Company restated its consolidated financial statements for each of the above interim periods.

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

As of June 30, 2007, the Chief Executive Officer and the Acting Co-Chief Financial Officers concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Acting Co-Chief Financial Officers completed their evaluation.

Forward-Looking Information

Our disclosure and analysis in this report contain some forward-looking statements.  Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements because they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. They also appear in any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results.  Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation: the adverse effect from a decline in the securities markets; a decline in the performance of our products; a general downturn in the economy; changes in government policy or regulation; changes in our ability to attract or retain key employees; and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. We also direct your attention to any more specific discussions of risk contained in our Form 10-K/A and other public filings.  We are providing these statements as permitted by the Private Litigation Reform Act of 1995. We do not undertake to update publicly any forward-looking statements if we subsequently learn that we are unlikely to achieve our expectations or if we receive any additional information relating to the subject matters of our forward-looking statements.

Part II:  Other Information

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock we repurchased during the three months ended June 30, 2007:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share, net of Commissions	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
GBL

4/01/07 – 4/30/07	12,300	$43.85	12,300	976,861
5/01/07 – 5/31/07	17,200	$49.64	17,200	959,661
6/01/07 – 6/30/07	26,100	$51.74	26,100	933,561
Totals	55,600		55,600

Item 4.                      Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of GAMCO Investors, Inc. was held in Greenwich, Connecticut on May 8, 2007.  At that meeting, the stockholders considered and acted upon the following matter:

THE ELECTION OF DIRECTORS.  The stockholders elected the following individuals to serve as directors until the 2008 annual meeting of stockholders and until their respective successors are duly elected and qualified.  All of the nominees were elected with the following votes cast:

Nominees	For	Withheld
Edwin L. Artzt	207,730,091	2,142,457
Richard L. Bready	209,658,647	213,901
John C. Ferrara	208,718,253	1,154,295
John D. Gabelli	208,410,093	1,462,455
Mario J. Gabelli	208,479,067	1,393,481
Eugene R. McGrath	209,776,509	96,039
Karl Otto Pöhl	208,525,040	1,347,508
Robert S. Prather, Jr.	209,657,728	214,820
Vincent S. Tese	209,652,973	219,575

Item 6.	(a) Exhibits

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14 (a) and 15d-14 (a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Acting Co-Chief Financial Officer Pursuant to Rule 13a-14 (a) and 15d-14 (a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification by the Acting Co-Chief Financial Officer Pursuant to Rule 13a-14 (a) and 15d-14 (a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications by the Acting Co-Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

August 9, 2007	/s/ Kieran Caterina
Date	Kieran Caterina
Acting Co-Chief Financial Officer

August 9, 2007	/s/ Diane M. LaPointe
Date	Diane M. LaPointe
Acting Co-Chief Financial Officer