Form 10-K/A
GAMCO INVESTORS, INC. ET AL
filed 2007-11-09
CIK 1060349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Explanatory Note

As further discussed in Note A Restatement to the Consolidated Financial Statements, this Form 10-K/A of GAMCO Investors, Inc. (the “Company”) constitutes Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was initially filed with the Securities and Exchange Commission on March 16, 2007. On August 9, 2007, the Company amended Form 10-K to restate the Consolidated Financial Statements and amend Management’s Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosure about Market Risk) in Part I, Items 1 and 2, respectively, to reflect the reversal of certain previously accrued expenses for investment partnerships compensation.

The purpose of Amendment No. 2 is (1) enhancement of the following disclosures within the notes to the condensed consolidated financial statements: additional descriptions of the restatement to the Company's condensed consolidated financial statements (Note A), additional disclosures regarding available for sale securities and the Company's accounting policy for other than temporary impairments of available for sale securities (Note B), enhancement of the definition of investments in partnerships and affiliates (Note C), background for the usage of, business purpose of, and economic impact of kickout rights within the Company's investments in partnerships and affiliates (Note C), and changes to controls and procedures described within Item 4, (2) revision of the Company's evaluation of disclosure controls and procedures and changes in internal control over financial reporting described within section 9A.

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

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column
Equity compensation plans approved by security holders	193,075	$31.77	1,244,775
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	193,075	$31.77	1,244,775

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

Overview

Material Weaknesses

As discussed in Item 9A of this report on Form 10-K/A, management concluded that the following material weaknesses existed in the Company’s internal control over financial reporting at December 31, 2006 and disclosed this to the Audit Committee and to the independent registered public accountants.  Management did not have adequate controls in place to ensure that there was no more than a remote likelihood that a material misstatement of the annual or interim financial statements would be prevented or detected as it relates to two items.  First, there was a material weakness relating to the reporting of individual assets and liabilities of certain proprietary investment accounts in the consolidated financial statements. We initially incorrectly recorded the assets and liabilities of certain proprietary accounts on a net basis as we were accounting for them in the same manner as we account for an investment in a non-consolidated partnership.  These proprietary investment accounts, however, were not held in a non-consolidated partnership but were in fact investment accounts 100% owned by GBL.  Accordingly, upon closer examination of our accounting policy, it was subsequently determined that they should be recorded on a gross basis in accordance with APB 10 as they do not fall under FASB Interpretation 39 exceptions to APB 10. Next, there was a material weakness relating to the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles. As a result of the second material weakness, the Company filed Form 10-K/A of GAMCO Investors, Inc. on August 9, 2007, which constituted Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 to restate the financial statements to reflect the reversal of certain previously accrued expenses for investment partnerships compensation and have restated 2006 amounts within the Company's Form 10-Q for the quarterly period ending June 30, 2007 accordingly.

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

In the second material weakness relating to the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles, the Company’s control deficiencies over accrual of compensation expense for investment partnerships compensation were contemplated in the determination of the material weakness evaluation.  As a result of the second material weakness, the Company filed Form 10-K/A of GAMCO Investors, Inc. which constituted Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 to restate the Financial Statements and amend Management’s Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosure about Market Risk) in Part I, Items 1 and 2, respectively, to reflect the reversal of certain previously-accrued expenses for investment partnerships compensation.

Material Weakness

The impact of the restatement as a result of the first material weakness (reporting of certain proprietary investment accounts) was as follows:

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

Expenses
Compensation: Compensation costs, which are largely variable in nature, decreased approximately $4.2 million, or 3.9%, to $102.0 million in 2006 from $106.1 million in 2005.  Our variable compensation costs decreased $5.2 million to $72.1 million in 2006 from $77.3 million in 2005 and decreased, as a percent of revenues, to 27.6% in 2006 compared to 30.5% in 2005. While overall revenues increased, revenues in the Investment Partnership area decreased $2.8 million, as disclosed on page 52.  As a result, the compensation relating to the Investment Partnership area decreased from year to year because the variable compensation is driven by revenue levels.  An additional component of this decrease was the change in the compensation structure and the decision to not pay certain investment partnership compensation for 2006.  On a comparable basis, GBL paid out a lower percentage of Investment Partnership revenues in related variable compensation in 2006 than we did in 2005. Fixed compensation costs rose approximately $1.1 million to $29.9 million in 2006 from $28.8 million in 2005 principally due to increases in salaries and bonuses, partially offset by reduced stock option expense.

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

Operating Results for the Year Ended December 31, 2005 as Compared to the Year Ended December 31, 2004

Revenues
Total revenues were $253.3 million in 2005, $2.5 million or 1.0% lower than the total revenues of $255.8 million in 2004.  The decrease in total revenues by revenue component was as follows (in millions):

			Increase (decrease)
	2004 (a)	2005 (a)	$	%
Investment advisory and incentive fees	$220.5	$220.4	$(0.1)	-%
Commissions	15.6	12.2	(3.4)	(21.8)
Distribution Fees and other income	19.7	20.7	1.0	5.1
Total revenues	$255.8	$253.3	$(2.5)	(1.0)

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

As discussed in Note A “Changes in Accounting Policy” to the consolidated financial statements, in 2006 GAMCO changed its method of accounting for management fee revenue on closed-end preferred shares and incentive allocation or fee revenue on investment partnerships.  Accordingly, as discussed in Note A to the consolidated financial statements, the 2004 and 2005 consolidated financial statements have been restated.  In addition, as discussed in Note A “Material Weakness” to the consolidated financial statements, the accompanying 2005 consolidated financial statements have been restated for the accounting treatment and financial statement presentation of certain proprietary investments.  Moreover, as discussed in Note A “Restatement” to the consolidated financial statements, the accompanying 2005 and 2006 consolidated financial statements have been restated to reflect the reversal of certain previously accrued expenses for investment partnership compensation.

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

Restatement

As discussed within the explanatory note of this report on Form 10-K/A, GAMCO is restating 2005 and 2006 results to reflect the reversal of certain previously-accrued expenses for investment partnerships compensation that were identified subsequent to the issuance of the consolidated financial statements. It is the policy of GBL to accrue Investment Partnership compensation expense on a monthly basis during the course of the year using the formula-based payout rate on net revenues and to specifically allocate to individuals at year-end.  It was determined that the amount accrued during 2006 and some accruals relating to 2005 were no longer appropriate following the departure of marketing staff, the reassignment of management staff, and the reduction of rates for certain payouts.  This determination was made subsequent to our issuance of the 2006 Form 10-K after an analysis was performed.  The information used in management’s analysis was available prior to the issuance of the 2006 Form 10-K. Management determined that this was an error and not a change in an accounting estimate.  Because it was deemed an error and the amounts were material to interim and full year periods in 2006, GBL amended its Form 10-K for the year ended 2006 and 2005 to reflect the reversals.  None of the accruals relate to periods prior to 2005.  As a result of the restatement, there was a change in management fees.  As disclosed in Note I – Related Party Transactions, GBL and our Chairman entered into an Employment Agreement whereby GBL pays the Chairman 10% of our aggregate pre-tax profits while he is an executive of GBL and devoting the substantial majority of his working time to the business of GBL.  Any increase in profits or decrease in expenses results directly in a higher management fee.

On the Consolidated Statements of Income, the effect of the restatement on 2005 and 2006 compensation costs is a decrease of $820,000 and $4,651,713, respectively.  The effect of the restatement on 2005 and 2006 management fee is an increase of $82,000 and $465,171, respectively.  The effect of the restatement on 2005 and 2006 total expenses is a decrease of $737,000 and $4,186,000 respectively. The effect of the restatement on 2005 and 2006 operating income is an increase of $737,000 and $4,186,000,  respectively. The effect of the restatement on 2005 and 2006 minority interest is an increase of $35,000 and $207,000, respectively. The effect of the restatement on 2005 and 2006 income taxes is an increase of $276,750 and $1,569,953, respectively.  The effect of the restatement on 2005 and 2006 income before income taxes and minority interest is an increase of $738,000 and $4,186,542, respectively.  The effect of the restatement on 2005 and 2006 net income is an increase of $425,858 and $2,409,911, respectively resulting in an increase in basic EPS of $0.02 and $0.08 per share in 2005 and 2006, respectively.   The impact of the restatement on diluted EPS is an increase of $0.01 and $0.09 per share in 2005 and 2006, respectively.

On the Consolidated Statements of Financial Condition, the effect of the restatement on 2005 and 2006 income taxes payable is an increase of $277,000 and $1,847,000, respectively. The effect of the restatement on 2005 and 2006 compensation payable is a decrease of $739,000 and $4,924,000, respectively. The effect of the restatement on 2005 and 2006 total liabilities is a decrease of $462,000 and $3,077,000, respectively. The effect of the restatement on 2005 and 2006 minority interest is an increase of $35,000 and $242,000 respectively. The effect of the restatement on 2005 and 2006 retained earnings and total stockholders' equity is an increase of $427,000 and $2,835,000, respectively.

On the Consolidated Statements of Cash Flows, the effect of the restatement on 2005 and 2006 minority interest in net income of consolidated subsidiaries is an increase of $35,000 and $207,000, respectively. The effect of the restatement on 2005 and 2006 increase in income taxes payable is an increase of $277,000 and $1,570,000, respectively. The effect of the restatement on 2005 and 2006 increase in compensation payable is a decrease of $739,000 and $4,186,000, respectively.

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

Material Weakness

As discussed in Item 9A of this report on Form 10-K/A, management concluded that the following material weaknesses existed in the Company’s internal control over financial reporting at December 31, 2006 and disclosed this to the Audit Committee and to the independent registered public accountants.  Management did not have adequate controls in place to ensure that there was no more than a remote likelihood that a material misstatement of the annual or interim financial statements would be prevented or detected as it relates to two items.  First, there was a material weakness relating to the reporting of individual assets and liabilities of certain proprietary investment accounts in the consolidated financial statements. We initially incorrectly recorded the assets and liabilities of certain proprietary accounts on a net basis as we were accounting for them in the same manner as we account for an investment in a non-consolidated partnership.  These proprietary investment accounts, however, were not held in a non-consolidated partnership but were in fact investment accounts 100% owned by GBL.  Accordingly, upon closer examination of our accounting policy, it was subsequently determined that they should be recorded on a gross basis in accordance with APB 10 as they do not fall under FASB Interpretation 39 exceptions to APB 10. Next, there was a material weakness relating to the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles. All required adjustments were made to the December 31, 2006 consolidated financial statements prior to issuance.

As a result of the first material weakness, the Company restated its consolidated statement of financial condition as of December 31, 2005.  In the consolidated statement of financial condition, the assets and liabilities (primarily short positions and margin) associated with these proprietary investments were reported on a net basis, rather than reported on a gross basis.  The effects of the restatement on the December 31, 2005 consolidated statement of financial condition are as follows:  Cash and cash equivalents, investments in securities, receivable from brokers and other assets increased by $2.5 million, $20.4 million, $1.3 million and $0.1 million, respectively, and investments in partnerships and affiliates decreased by $17.1 million for a net increase in total assets of $7.2 million.  Accrued expenses and other liabilities, payable to brokers, and securities sold, not yet purchased increased by $0.1 million, $3.9 million and $3.2 million, respectively, for a total increase in liabilities of $7.2 million.

In the second material weakness relating to the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles, the Company’s control deficiencies over accrual of compensation expense for investment partnerships compensation were contemplated in the determination of the material weakness evaluation.  As a result of the second material weakness, the Company filed Form 10-K/A of GAMCO Investors, Inc. on August 9, 2007, which constituted Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 to restate the Financial Statements and amend Management’s Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosure about Market Risk) in Part I, Items 1 and 2, respectively, to reflect the reversal of certain previously-accrued expenses for investment partnerships compensation.

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

The aggregate fair value of available for sale securities at December 31, 2005 and 2006 was $81.2 million and $102.0 million, respectively.  The total unrealized gains for securities with net unrealized gains was $3.1 million and $19.6 million at December 31, 2005 and 2006, respectively, while the total unrealized losses for securities with net unrealized losses was $1.0 million and $0.1 million, respectively.

Investments classified as available for sale at December 31, 2005 and 2006 that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	2005			2006
	Cost	Unrealized Losses	Total Market Value	Cost	Unrealized Losses	Total Market Value

Mutual funds	$53,404	$(1,017)	$52,387	$1,174	$(59)	$1,115
Total available for sale securities in unrealized loss positions	$53,404	$(1,017)	$52,387	$1,174	$(59)	$1,115

GBL has an established accounting policy and methodology to determine other-than-temporary impairment.  Under this policy, a holding must generally be impaired for nine consecutive months in order to be considered other-than-temporarily impaired.  Once the nine month threshold is met, the investment is considered other-than-temporarily impaired and the appropriate writedown is taken in accordance with SFAS 115.  However, the determination of temporary versus other-than-temporary impairment for investments where the impairment is less than nine consecutive months are subject to further scrutiny.  GBL augments the general systematic “nine month” methodology by identifying both issuer-specific declines and market/industry related declines, which might indicate other-than-temporary impairment in instances where the nine consecutive month threshold has not yet been met.

At December 31, 2005 and 2006, there were four holdings and one holding in loss positions, respectively, which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position (less than nine months) and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, all four investments at December 31, 2005 and the one investment at December 31, 2006 were mutual funds with diversified holdings across multiple companies and in most cases across multiple industries.  Given this diversification, it was concluded that no deviation from the nine month criteria was warranted.  Three of the four holdings at December 31, 2005 were impaired for three consecutive months while the other was impaired for five consecutive months.  The one holding at December 31, 2006 was impaired for one month.  The value of the four holdings at December 31, 2005 were $47.2 million, $3.0 million, $0.3 million and $1.8 million while the value of the one holding at December 31, 2006 was $1.1 million.

For the years ended December 31, 2005 and 2006, there were $3.3 million and $0.1 million, respectively, in losses on available for sale securities deemed to be other than temporary, which were recorded in the consolidated statements of income.  There were no losses recorded for the year ended December 31, 2004.

The total unrealized gains for securities with net unrealized gains was $3.1 million and $19.6 million for 2005 and 2006, respectively, while the total unrealized losses for securities with net unrealized losses was $1.0 million and $0.1 million for 2005 and 2006, respectively.

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

C.  Investments in Partnerships and Affiliates

Beginning January 1, 2006, the provisions of FIN 46R and EITF 04-5 require consolidation of the majority of our investment partnerships and offshore funds managed by our subsidiaries into our consolidated financial statements.  However, since we amended the agreements of certain investment partnerships and an offshore fund on March 31, 2006, FIN46R and EITF 04-5 only required us to consolidate these entities on our consolidated statements of income and consolidated statements of cash flows for the first quarter 2006. The business purpose of amending the agreements was to avoid having to consolidate them.  There was no economic impact of giving up control of these entities.

The consolidation of the entities whose agreements were amended to add the substantive kickout rights and were not consolidated at and after March 31, 2006 but whose results of operations were consolidated for the three months ended March 31, 2006 had the following impact on our Consolidated Statement of Income for the three months ended March 31, 2006: decrease to distribution fees and other income revenues of $0.9 million, increase to other operating expenses of $0.2 million, decrease in operating income of $1.0 million, increase to net gain from investments of $13.6 million, increase to interest and dividend income of $1.3 million, increase to interest expense of $0.6 million, increase to income taxes of $4.9 million and an increase to minority interest of $8.2 million.  There was no impact on net income for the three months ended March 31, 2006.  The impact on the cash flows for the three month ended March 31, 2006 was as follows:  $627.9million in purchase of trading investments in securities and securities sold short, $609.4 million in proceeds from sales of trading investments in securities and securities sold short, $28.2 million in contributions related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net, $13.8 million of income related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net, $11.5 million increase in receivable from brokers, $11.7 million of realized gains on sales of investments in securities and securities sold short, net, $11.4 million decrease in accrued expenses and other liabilities, $6.3 million increase in payable to brokers, $4.7million increase in unrealized value of investments in securities and securities sold short, net, $0.3 million of investments in partnerships and affiliates, $0.4 million of equity in net gains from partnerships and affiliates, less than $0.1 million in distributions from partnerships and affiliates, $0.3 million decrease in other assets.

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

Six entities, five investment partnerships and one offshore fund, are consolidated as a result of applying the guidance in EITF 04-5 and one entity, an offshore fund, is consolidated as a result of applying the guidance in FIN 46R.

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

Our balance sheet caption “investments in partnerships and affiliates” does include those investments which we account for under the equity method of accounting.  We reflect the equity in earnings of these equity method investees under the caption net gain from investments on the Consolidated Statements of Income.  For 2004, 2005 and 2006, the equity in earnings of these equity method investees was $4.8 million, $7.0 million and $7.4 million, respectively.

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

If we had elected for 2001 and 2002 to account for our stock options under the fair value method of SFAS No. 123 “Accounting for Stock Based Compensation,” our net income and net income per share would have been reduced to the pro forma amounts indicated below:

	2004 (a)	2005 (a) (b)	2006 (b)
Net income (in thousands):
As reported	$62,591	$63,941	$71,927
Additional stock based compensation expense estimated using the fair value based method	(137)	-	-
Related income tax benefits	51	-	-
Pro forma	$62,505	$63,941	$71,927

Net income per share – Basic
As reported	$2.11	$2.15	$2.52
Pro forma	$2.11	$2.15	$2.52

Net income per share – Diluted
As reported	$2.06	$2.11	$2.49
Pro forma	$2.06	$2.11	$2.49

(a)	Restated as described in note A of item 8 of this report on Form 10-K/A.
(b)	Restated as described in the explanatory note of this report on Form 10-K/A.

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

None.

ITEM 9A:  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and under the supervision of the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2006.  In conducting the aforementioned evaluation and assessment, management identified two material weaknesses in internal control over financial reporting during the course of the 2006 audit.  Accordingly, because of these two material weaknesses, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006.

Management did not have adequate controls in place to ensure that there was no more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would be prevented or detected as it relates to: (1) the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles and (2) the reporting of individual assets and liabilities of certain investment accounts in the consolidated financial statements relating to the accounting treatment and financial statement presentation of certain of the Company’s proprietary investments. We initially incorrectly recorded the assets and liabilities of certain proprietary accounts on a net basis as we were accounting for them in the same manner as we account for an investment in a non-consolidated partnership.  Whereas these proprietary investment accounts are not partnerships but are in fact managed trading accounts 100% owned by GBL, upon closer examination of our accounting policy, it was subsequently determined that they should be recorded on a gross basis in accordance with APB 10 and because they do not fall under FASB Interpretation 39 exceptions to APB 10.

As a result of the first material weakness, the Company restated its December 31, 2005 amounts in the consolidated financial statements.  This deficiency resulted from management not having a process in place to properly identify and evaluate the accounting treatment for and financial statement presentation of certain proprietary investments.  These proprietary investments were reported on a net asset basis but should have been reported on a gross asset and liability basis.  In the consolidated statements of financial condition, the assets and liabilities (primarily short positions and margin) associated with these investment accounts were netted.  All required adjustments were made to the December 31, 2006 consolidated financial statements prior to issuance.  The effects of the restatement on the December 31, 2005 consolidated financial statements is as follows: Cash and cash equivalents, investments in securities, receivable from brokers and other assets increased by $2.5 million, $20.4 million, $1.3 million, and $0.1 million, respectively, and investments in partnerships and affiliates decreased by $17.1 million for a net increase in total assets of $7.2 million. Accrued expenses and other liabilities, payable to brokers, and securities sold, not yet purchased increased $0.1 million, $3.9 million and $3.2 million, respectively, for a total increase in liabilities of $7.2 million.

In the second material weakness relating to the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles, the Company’s control deficiencies over accrual of compensation expense for investment partnerships compensation were contemplated in the determination of the material weakness evaluation.  As a result of the second material weakness, the Company filed Form 10-K/A of GAMCO Investors, Inc. on August 9, 2007, which constituted Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 to restate the Financial Statements and amend Management’s Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosure about Market Risk) in Part I, Items 1 and 2, respectively, to reflect the reversal of certain previously-accrued expenses for investment partnerships compensation.

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

As a result of the first material weakness, the Company has restated its December 31, 2005 consolidated financial statements, included in Item 8 of this report on Form 10-K/A, to properly reflect these proprietary investments.  This first material weakness also resulted in errors in the Company’s interim consolidated financial statements for the periods ended March 31, 2006, June 30, 2006, and September 30, 2006, all of which were restated on Forms 10-Q/A for these periods, which was filed with the SEC on April 16, 2007. In the second material weakness relating to the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles, the Company’s control deficiencies over accrual of compensation expense for investment partnerships compensation were contemplated in the determination of the material weakness evaluation.  As a result of the second material weakness, the Company filed Form 10-K/A of GAMCO Investors, Inc. on August 9, 2007, which constituted Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 to restate the financial statements to reflect the reversal of certain previously accrued expenses for investment partnerships compensation and have restated 2006 amounts within the Company's Form 10-Q for the quarterly period ending June 30, 2007 accordingly.

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

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, subsequent to December 31, 2006, we have taken steps to strengthen our disclosure controls, procedures and internal controls over financial reporting.  These steps were taken to strengthen our processes relating to the material weaknesses discussed above.  Specifically, we have implemented or are in the process of implementing the following internal control improvements:

●	With regard to the first material weakness, we have implemented a new procedure to review the accounting treatment for all proprietary investments on a regular basis. We have also worked with the personnel in our operations and accounting areas who are responsible for the accounting for these proprietary investments to insure that appropriate procedures are in place to more closely monitor proprietary investments. Although these design changes have been implemented, management has not had the opportunity to evaluate the operating effectiveness of these revised controls.

●
The non-routine transactions that led to the second material weakness included among others, incomplete analysis of certain accounting pronouncements, lack of off-balance sheet and related party disclosures, analysis of tax reserves and over-accrual of compensation expense relating to the Investment Partnership business. As a result of the second material weakness, the Company filed Form 10-K/A of GAMCO Investors, Inc. on August 9, 2007, which constituted Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 to restate the financial statements to reflect the reversal of certain previously accrued expenses for investment partnerships compensation and have restated 2006 amounts within the Company's Form 10-Q for the quarterly period ending June 30, 2007 accordingly. We are in the process of mitigating this material weakness from occurring in the future by implementing several new procedures within the financial reporting process.  These procedures include the use of more extensive GAAP and SEC checklists in conjunction with our Form 10-K and Form 10-Q filings, formal analysis and documentation of material accounting and disclosure items (both new and existing), and the use of disclosure checklists by senior management in both functional and entity positions throughout the Company.  We are in the process of enhancing existing procedures in financial reporting by expanding the membership of the disclosure committee, which meets prior to the issuance of quarterly and annual financial statements and SEC filings to ensure that all events requiring disclosure have been properly communicated to senior management and the accounting effects have been properly considered, and have modified our quarter-close calendar to ensure that key events occur in a timely manner prior to the filing of our Forms 10-K or Forms 10-Q.

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

(2) Financial Statement Schedules
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on November 9, 2007.

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

Signature	Title	Date

/s/ Mario J. Gabelli	Chairman of the Board,	November 9, 2007
Mario J. Gabelli	Chief Executive Officer
(Principal Executive Officer)
and Director

*	Director	November 9, 2007
John C. Ferrara

*	Director	November 9, 2007
Edwin L. Artzt
*	Director	November 9, 2007
Richard L. Bready
*	Director	November 9, 2007
John D. Gabelli
*	Director	November 9, 2007
Eugene R. McGrath
*	Director	November 9, 2007
Robert S. Prather
*	Director	November 9, 2007
Karl Otto Pöhl
*	Director	November 9, 2007
Vincent S. Tese

*By:	/s/ James E. McKee
James E. McKee
Attorney-in-fact

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
November 9, 2007

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:	/s/ Mario J. Gabelli
Name:	Mario J. Gabelli
Title:	Chief Executive Officer

Date:	November 9, 2007

Exhibit 31.2
Certifications

I, Kieran Caterina, certify that:

1.	I have reviewed this annual report on Form 10-K/A of GAMCO Investors, Inc.;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:	/s/ Kieran Caterina
Name:	Kieran Caterina
Title:	Acting Co-Chief Financial Officer

Date:	November 9, 2007

Exhibit 31.3
Certifications

I, Diane M. LaPointe, certify that:

1.	I have reviewed this annual report on Form 10-K/A of GAMCO Investors, Inc.;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:	/s/ Diane M. LaPointe
Name:	Diane M. LaPointe
Title:	Acting Co-Chief Financial Officer

Date:	November 9, 2007

Exhibit 32.1

Certification of CEO Pursuant to
18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K/A of GAMCO Investors, Inc. (the “Company”) for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Mario J. Gabelli, as Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Mario J. Gabelli
Name:	Mario J. Gabelli
Title:	Chief Executive Officer

Date:	November 9, 2007

This certification accompanies the Report pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of §18 of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2

Certification of Acting co-CFOs Pursuant to
18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K/A of GAMCO Investors, Inc. (the “Company”) for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Kieran Caterina and Diane M. LaPointe, as Acting Co-Chief Financial Officers of the Company, hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of their knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/s/ Kieran Caterina	By:/s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Acting Co-Chief Financial Officer	Title: Acting Co-Chief Financial Officer

Date: November 9, 2007	Date: November 9, 2007

This certification accompanies the Report pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of §18 of the Securities Exchange Act of 1934, as amended.