Form 10-Q/A
period 2007-11-09
GAMCO INVESTORS, INC. ET AL
filed 2007-11-09
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
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

Explanatory Note

This Form 10-Q/A of GAMCO Investors, Inc. (the "Company") constitutes Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which was initially filed with the Securities and Exchange Commission on August 9, 2007. The purpose of this filing is (1) enhancement of the following disclosures within the notes to the condensed consolidated financial statements: additional descriptions of the restatement to the Company's condensed consolidated financial statements (Note A), additional disclosures regarding available for sale securities and the Company's accounting policy for other than temporary impairments of available for sale securities (Note C), enhancement of the definition of investments in partnerships and affiliates (Note D), background for the usage of, business purpose of, and economic impact of kickout rights within the Company's investments in partnerships and affiliates (Note D), and changes to controls and procedures described within Item 4, (2) revision of the Company's definition of disclosure controls and procedures within Item 4 - Controls and Procedures of the Form 10-Q/A and (3) inclusion of section 302 and section 906 certifications as exhibits that were not included within the original filing on August 9, 2007 due to personnel and software changes in the EDGAR filing of its forms with the Securities and Exchange Commission. These exhibits are:

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

C.  Investment in Securities

     Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each condensed consolidated statement of financial condition date.  Investments in Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities and with maturities of three months or less at time of purchase are classified as cash and cash equivalents. Investments in securities are accounted for as either “trading securities” or “available for sale” (“AFS”) and are stated at quoted market values. Securities that are not readily marketable are stated at their estimated fair values as determined by our management. The resulting unrealized gains and losses for trading securities are included in net gain from investments, and the unrealized gains and losses for available for sale securities, net of management fees and tax, are reported as a separate component of stockholders’ equity except for losses deemed to be other than temporary, which are recorded as realized losses in the condensed consolidated statements of income.

     The Company has an established accounting policy and methodology to determine other-than-temporary impairment.  Under this policy, a holding must generally be impaired for nine consecutive months in order to be considered other-than-temporarily impaired.  Once the nine month threshold is met, the investment is considered other-than-temporarily impaired and the appropriate writedown is taken in accordance with SFAS 115.  However, the determination of temporary versus other-than-temporary impairment for investments where the impairment is less than nine consecutive months are subject to further scrutiny.  The Company augments the general systematic “nine month” methodology by identifying both issuer-specific declines and market/industry related declines, which might indicate other-than-temporary impairment in instances where the nine consecutive month threshold has not yet been met. For the three and six months ended June 30, 2007, there was no impairment of AFS securities.  For the three and six month periods ended June 30, 2006, there were $0.1 million in losses on AFS securities deemed to be other than temporary which were recorded in the condensed consolidated statements of income.

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

     The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“FAS”) No. 133 (“Statement No. 133”), Accounting for Derivative Instruments and Hedging Activities, as amended. Statement No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. The Company uses swaps and treasury futures to manage its exposure to market and credit risks from changes in certain equity prices, interest rates, and volatility and does not hold or issue swaps and treasury futures for speculative or trading purposes. These swaps and treasury futures are not designated as hedges, and changes in fair values of these derivatives are recognized in earnings as gains (losses) on derivative contracts. The fair value of swaps and treasury futures are included in investments in securities in the condensed consolidated statements of financial condition, and gains and losses from the swaps are included in the condensed consolidated statements of income at June 30, 2007 and 2006, the market value of derivatives was $26.9 million and $13.0 million, respectively.

     At June 30, 2007 and 2006, the market value of investments available for sale was $140.4 million and $86.7 million, respectively.  For the six months ended June 30, 2007 and 2006, the total gains for securities with net gains were $36.5 million and $5.7 million, respectively, while total losses for securities with net losses were $0.8 million and $0.3 million, respectively. Unrealized gains in market value, net of management fee and taxes, of $19.8 million and $2.4 million have been included in stockholders’ equity as at June 30, 2007 and 2006, respectively.

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

D. Investments in Partnerships and Affiliates

Beginning January 1, 2006, the provisions of FIN 46R and EITF 04-5 required consolidation of the majority of our investment partnerships and offshore funds managed by our subsidiaries into our consolidated financial statements.  However, since we amended the agreements of certain investment partnerships and an offshore fund on March 31, 2006, FIN 46R and EITF 04-5 only required us to consolidate these entities on our condensed consolidated statement of income and condensed consolidated statement of cash flows for the first quarter 2006. The business purpose of amending the agreements was to avoid having to consolidate them.  There was no economic impact of giving up presumptive control of these entities. We were not required to consolidate these entities on our condensed consolidated statement of financial condition at March 31, 2006.  In addition, these partnerships and offshore funds, for which the agreements were amended, were not required to be consolidated within our condensed consolidated statement of income and condensed consolidated statement of cash flows or on our condensed consolidated statement of financial condition for any period subsequent to the first quarter 2006 and will continue to not be required as long as GAMCO does not maintain direct or indirect control over the investment partnerships and offshore funds, which remains the case at and for the three and six months ended June 30, 2007.  For the six months ended June 30, 2006, the consolidation of these entities had no effect on net income but did affect the classification of income between operating and other income.

The consolidation of the entities whose agreements were amended to add the substantive kickout rights and were not consolidated at and after March 31, 2006 but whose results of operations were consolidated for the three months ended March 31, 2006 had the following impact on our condensed consolidated statement of income for the three months ended March 31, 2006: decrease to distribution fees and other income revenues of $0.9 million, increase to other operating expenses of $0.2 million, decrease in operating income of $1.0 million, increase to net gain from investments of $13.6 million, increase to interest and dividend income of $1.3 million, increase to interest expense of $0.6 million, increase to income taxes of $4.9 million and an increase to minority interest of $8.2 million.  There was no impact on net income for the three months ended March 31, 2006.  The impact on the cash flows for the three month ended March 31, 2006 was as follows:  $627.9 million in purchase of trading investments in securities and securities sold short, $609.4 million in proceeds from sales of trading investments in securities and securities sold short, $28.2 million in contributions related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net, $13.8 million of income related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net, $11.5 million increase in receivable from brokers, $11.7 million of realized gains on sales of investments in securities and securities sold short, net, $11.4 million decrease in accrued expenses and other liabilities, $6.3 million increase in payable to brokers, $4.7 million increase in unrealized value of investments in securities and securities sold short, net, $0.3 million of investments in partnerships and affiliates, $0.4 million of equity in net gains from partnerships and affiliates, less than $0.1 million in distributions from partnerships and affiliates, $0.3 million decrease in other assets.

For the three and six months ended June 2006, we have also consolidated five other investment partnerships and two offshore funds in which we have a direct or indirect controlling financial interest, and we will continue to consolidate these in future periods as long as we continue to maintain a direct or indirect controlling financial interest. From January 1, 2007 to June 30, 2007, we consolidated these same five investment partnerships and one of these offshore funds in which we continue to have a direct or indirect controlling financial interest.

Our balance sheet caption “investments in partnerships and affiliates” does include those investments which we account for under the equity method of accounting.  The Company reflects the equity in earnings of these equity method investees as Net gain from investments on the condensed consolidated statements of income. For the three months ended June 30, 2007 and 2006, profits from these investments were $2.4 million and $0.9 million, respectively. For the six months ended June 30, 2007 and 2006, profits from these investments were $4.4 million and $3.9 million, respectively.

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

Six Months Ended June 30, 2007 Compared To Six Months Ended June 30, 2006
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

Item 4.  Controls and Procedures

      The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be timely disclosed, is recorded, processed, summarized, and reported to management within the time periods specified in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the first material weakness, the Company restated its December 31, 2005 consolidated financial statements, included in Item 8 of the Company’s Form 10-K/A, to properly reflect these proprietary investments.  This first material weakness also resulted in errors in the Company’s interim consolidated financial statements for the periods ended March 31, 2006, June 30, 2006, and September 30, 2006. In April 2007, the Company restated its consolidated financial statements for each of the above interim periods.

      As disclosed in the Company’s Form 10-K/A as at and for the period ended December 31, 2006, the Company identified two material weaknesses in internal control over financial reporting.  These deficiencies were identified during the course of the 2006 audit.  Accordingly, because of these material weaknesses, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006 and that the Company did not maintain effective internal control over financial reporting, as of December 31, 2006.

      However, subsequent to December 31, 2006, we have taken steps to strengthen our disclosure controls, procedures and internal controls over financial reporting.  These steps were taken to strengthen our processes relating to the material weaknesses discussed above.  Specifically, we have implemented the following internal control improvements:

–	With regard to the first material weakness, we have implemented a new procedure to review the accounting treatment for all proprietary investments on a regular basis. We have also worked with the personnel in our operations and accounting areas who are responsible for the accounting for these proprietary investments to ensure that appropriate procedures are in place to more closely monitor proprietary investments.

–
In the second material weakness relating to the evaluation of and accounting for certain non-routine transactions in accordance with U.S. generally accepted accounting principles, the Company’s control deficiencies over accrual of compensation expense for investment partnerships compensation were contemplated on the determination of the material weakness evaluation.  As a result of the second material weakness, the Company filed a Form 10-K/A of GAMCO Investors, Inc. on August 9, 2007, which constituted amendment number 1 to the Company's annual report on Form 10-K for the year ended December 31, 2006 to restate the financial statements and amend management's discussion and analysis of financial condition and results of operations (including quantitative and qualitative disclosure about market risk) in part 1, items 1 and 2, respectively, to reflect the reversal of certain previously-accrued expenses for investment partnerships compensation.

      The Company’s Chief Executive Officer and Co-Chief Financial Officers, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this quarterly report, have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Other than the changes described above related to the on-going remediation of the Company’s two material weaknesses identified during the course of the 2006 audit, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GAMCO INVESTORS, INC.
(Registrant)

November xx, 2007	/s/ Kieran Caterina
Date	Kieran Caterina
Acting Co-Chief Financial Officer

November xx, 2007	/s/ Diane M. LaPointe
Date	Diane M. LaPointe
Acting Co-Chief Financial Officer