Form 10-Q
period 2007-11-09
GAMCO INVESTORS, INC. ET AL
filed 2007-11-09
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at October 31, 2007
Class A Common Stock, .001 par value	7,438,369
Class B Common Stock, .001 par value	20,645,816

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Statements of Income:
- Three months ended September 30, 2006 and 2007
- Nine months ended September 30, 2006 and 2007

Condensed Consolidated Statements of Financial Condition:
- December 31, 2006 (Audited)
- September 30, 2006
- September 30, 2007

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income:
- Three months ended September 30, 2006 and 2007
- Nine months ended September 30, 2006 and 2007

Condensed Consolidated Statements of Cash Flows
- Three months ended September 30, 2006 and 2007
- Nine months ended September 30, 2006 and 2007

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Including Quantitative and Qualitative Disclosure about Market Risk)

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 6.	Exhibits

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006 (a)	2007	2006 (a)

Revenues
Investment advisory and incentive fees	$58,392	$49,751	$172,606	$153,735
Commission revenue	3,494	2,799	11,550	9,179
Distribution fees and other income	6,583	5,444	19,196	16,023
Total revenues	68,469	57,994	203,352	178,937
Expenses
Compensation and related costs	29,064	23,852	87,343	74,064
Management fee	3,541	3,058	10,391	8,293
Distribution costs	6,099	5,023	22,146	15,567
Other operating expenses	2,665	7,564	18,693	22,667
Reserve for settlement	-	-	-	11,900
Total expenses	41,369	39,497	138,573	132,491

Operating income	27,100	18,497	64,779	46,446
Other income (expense)
Net gain from investments	514	4,663	17,277	32,031
Interest and dividend income	6,810	7,665	20,978	20,149
Interest expense	(2,828)	(3,368)	(9,537)	(10,637)
Total other income, net	4,496	8,960	28,718	41,543
Income before income taxes and minority interest	31,596	27,457	93,497	87,989
Income tax provision	13,340	10,296	37,403	34,197
Minority interest	(81)	118	596	8,845
Net income	$18,337	$17,043	$55,498	$44,947

Net income per share:
Basic	$0.65	$0.60	$1.97	$1.57

Diluted	$0.64	$0.60	$1.95	$1.55

Weighted average shares outstanding:
Basic	28,106	28,254	28,164	28,644

Diluted	29,099	29,235	29,148	29,635

Dividends declared:	$1.03	$0.03	$1.09	$0.09

(a) As restated to reflect the reversal of certain previously-accrued expenses for investment partnership compensation as described in Note A of this report on Form 10-Q.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	December 31,	September 30,	September 30,
	2006	2006 (a)	2007
ASSETS		(Unaudited)	(Unaudited)

Cash and cash equivalents, including restricted cash of $2,079, $2,056 and $447, respectively	$138,113	$112,089	$195,893
Investments in securities, including restricted securities of $52,116, $51,461 and $51,637, respectively	507,595	503,801	386,190
Investments in partnerships and affiliates	81,884	81,326	97,988
Receivable from brokers	53,682	49,149	36,677
Investment advisory fees receivable	31,094	16,218	18,591
Other assets	24,863	15,452	17,432

Total assets	$837,231	$778,035	$752,771

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers	$36,345	$18,599	$6,844
Income taxes payable, including deferred taxes of $363, ($287), and $9,758, respectively	13,922	6,101	21,251
Compensation payable	30,174	38,387	43,613
Capital lease obligation	2,781	2,837	2,593
Securities sold, not yet purchased	8,244	8,465	10,914
Accrued expenses and other liabilities	41,053	31,843	32,820

Total operating liabilities	132,519	106,232	118,035

5.5% Senior notes (due May 15, 2013)	100,000	100,000	100,000
6% Convertible note, $50 million outstanding (due August 14, 2011) (b)	49,504	50,000	49,584
5.22% Senior notes (due February 17, 2007)	82,308	82,308	-

Total liabilities	364,331	338,540	267,619

Minority interest	21,324	20,316	9,497

Stockholders’ equity
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 12,055,872, 12,022,762 and 12,173,423 issued, respectively; 7,487,018, 7,458,608 and 7,438,369 outstanding, respectively	12	12	12
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 24,000,000 shares issued, 20,754,217, 20,781,027 and 20,645,816 shares outstanding, respectively	21	21	21
Additional paid-in capital	229,699	228,880	230,068
Retained earnings	397,893	371,761	421,800
Accumulated comprehensive gain	10,427	4,803	17,799
Treasury stock, at cost (4,568,854, 4,564,154 and 4,735,054 shares, respectively)	(186,476)	(186,298)	(194,045)
Total stockholders' equity	451,576	419,179	475,655

Total liabilities and stockholders' equity	$837,231	$778,035	$752,771

(a) As restated to reflect the reversal of certain previously-accrued expenses for investment partnership compensation as described in Note A of this report on Form 10-Q.
(b)  At September 30, 2007 and December 31, 2006, the $50 million note conversion price was $53 per share. At September 30, 2006, the convertible note bore interest at 5% with a conversion price of $52 per share.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
UNAUDITED
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006 (a)	2007	2006 (a)
Stockholders’ equity – beginning of period	$490,793	$402,442	$451,576	$424,502

Cumulative effect of applying the provisions of FIN 48 at January 1, 2007	-	-	(822)	-
Comprehensive income:
Net income	18,337	17,043	55,498	44,947
Foreign currency translation adjustments	14	14	27	(40)
Net unrealized (loss) gain on securities available for sale	(2,108)	2,367	7,244	4,234
Total comprehensive income	16,243	19,424	62,769	49,141

Dividends declared	(28,977)	(847)	(30,668)	(2,565)
Excess tax benefit for exercised stock options	-	-	-	1,782
Stock based compensation expense	23	16	68	36
Exercise of stock options including tax benefit	35	290	301	708
Purchase of treasury stock	(2,462)	(2,146)	(7,569)	(54,425)
Stockholders’ equity – end of period	$475,655	$419,179	$475,655	$419,179

(a) As restated to reflect the reversal of certain previously-accrued expenses for investment partnership compensation as described in Note A of this report on Form 10-Q.
See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006 (a)	2007	2006 (a)
Operating activities
Net income	$18,337	$17,043	$55,498	$44,947
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of applying the provisions of FIN 48	-	-	(822)	-
Equity in gains from partnerships and affiliates	(855)	(1,090)	(5,600)	(4,428)
Depreciation and amortization	217	221	739	665
Stock based compensation expense	24	16	68	36
Tax benefit from exercise of stock options	5	79	62	166
Foreign currency loss	14	14	27	44
Other-than-temporary loss on available for sale securities	3	-	3	56
Market value of donated securities	151	-	273	-
Impairment of goodwill	-	-	56	-
Amortization of debt discount	24	-	80	-
Minority interest in net income of consolidated subsidiaries	90	158	610	501
Realized gains on sales of available for sale securities, net	(184)	-	(657)	(442)
Realized gains on sales of trading investments in securities, net	(5,742)	(4,244)	(16,617)	(14,218)
Change in unrealized (gains) losses of trading investments in securities, net	6,951	(1,923)	4,453	(5,259)
Excess tax benefit adjustment	-	-	-	1,782
Increase (decrease) in operating assets:
Purchases of trading investments in securities	(216,219)	(300,255)	(1,069,008)	(837,871)
Proceeds from sales of trading investments in securities	336,992	277,225	1,212,842	804,747
Investments in partnerships and affiliates	(13,948)	(354)	(17,998)	(4,402)
Distributions from partnerships and affiliates	2,570	3,925	15,719	11,838
Investment advisory fees receivable	(152)	(363)	12,529	5,763
Other receivables from affiliates	87	325	5,193	10,417
Receivable from brokers	10,298	(9,222)	20,320	(36,781)
Other assets	1,747	262	1,594	142
Increase (decrease) in operating liabilities:
Payable to brokers	(24,065)	9,404	(28,022)	12,848
Income taxes payable	7,608	2,132	3,773	(6,877)
Compensation payable	(2,097)	3,600	12,192	10,553
Accrued expenses and other liabilities	(2,845)	2,538	(7,892)	13,116
Effects of consolidation of investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5:
Realized gains on sales of investments in securities and securities sold short, net	(115)	(235)	(722)	(12,315)
Change in unrealized value of investments in securities and securities sold short, net	462	(304)	547	(4,573)
Purchases of trading investments in securities and securities sold short	(7,615)	(10,515)	(42,051)	(661,456)
Proceeds from sales of trading investments in securities and securities sold short	11,921	9,849	46,472	639,070
Investments in partnerships and affiliates	-	(586)	(2,000)	(1,904)
Distributions from partnerships and affiliates	4,764	-	5,589	380
Equity in earnings of partnerships and affiliates	(102)	240	(835)	(288)
Decrease (increase) in advisory fees receivable	-	19	(26)	117
(Increase) decrease in receivable from brokers	(3,787)	1,399	(3,315)	(10,028)
Decrease (increase) in other assets	107	172	(138)	505
(Decrease) increase in payable to brokers	(64)	(33)	(1,480)	7,597
(Decrease) increase in accrued expenses and other liabilities	(80)	(6)	237	(11,684)
(Loss) income related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net	(157)	84	839	14,721
Total adjustments	106,008	(17,468)	147,034	(77,462)
Net cash provided by (used in) operating activities	124,345	(425)	202,532	(32,515)

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006 (a)	2007	2006 (a)

Investing activities
Purchases of available for sale securities	(688)	(1,680)	(25,942)	(4,933)
Proceeds from sales of available for sale securities	350	-	2,642	1,486
Net cash used in investing activities	(338)	(1,680)	(23,300)	(3,447)

Financing activities
Contributions related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net	(1,156)	(89)	(645)	29,638
Retirement of 5.22% senior notes	-	-	(82,308)	-
Proceeds from exercise of stock options	29	210	238	542
Dividends paid	(28,978)	(847)	(30,668)	(2,565)
Subsidiary stock repurchased from minority shareholders	(290)	-	(531)	-
Purchase of treasury stock	(2,461)	(2,146)	(7,569)	(54,425)
Net cash used in financing activities	(32,856)	(2,872)	(121,483)	(26,810)

Net increase (decrease) in cash and cash equivalents	91,151	(4,977)	57,749	(62,772)
Effect of exchange rates on cash and cash equivalents	16	10	31	(54)
Net increase in cash from partnerships and offshore funds consolidated under FIN 46R and EITF 04-5	-	204	-	1,754
Cash and cash equivalents at beginning of period	104,726	116,852	138,113	173,161
Cash and cash equivalents at end of period	$195,893	$112,089	$195,893	$112,089

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING ACTIVITIES:

Noncash operating activities that were previously classified under investment in trading securities are now classified as investments in partnerships and affiliates.  The amount reclassified is $24,054,974 for the three and nine months ended September 30, 2007.

(a) As restated to reflect the reversal of certain previously-accrued expenses for investment partnership compensation as described in Note A of this report on Form 10-Q.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

A.  Basis of Presentation

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.”, “GAMCO”, "GBL", “the Company”, “we”, “us”, and “our” or similar terms are to GAMCO Investors, Inc. (formerly Gabelli Asset Management Inc.), its predecessors and its subsidiaries.

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

Changes in Accounting Policy

GAMCO has changed its accounting policy to reflect the adoption of FASB-issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted this interpretation on January 1, 2007.   In accordance with the method of adoption prescribed in the Interpretation, FIN 48 has been applied prospectively as of the date of adoption with the cumulative effect of applying the provisions of the Interpretation reported as an adjustment to beginning retained earnings, and periods prior to adoption have not been retroactively restated or reclassified.  See Note F for further details.

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

Quarterly financial information for the year ended December 31, 2006, as restated, is presented below.

As restated	2006 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th	Full Year
Revenues	$59,284	$61,659	$57,994	$82,526	$261,463
Operating income	18,486	9,463	18,497	29,901	76,347
Net income	18,959	8,945	17,043	26,980	71,927
Net income per share:
Basic	0.65	0.31	0.60	0.96	2.52
Diluted	0.64	0.31	0.60	0.94	2.49

Quarterly financial information for the year ended December 31, 2006, as originally reported, is presented below.

As reported	2006 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th	Full Year
Revenues	$59,284	$61,659	$57,994	$82,526	$261,463
Operating income	18,034	8,936	18,220	26,971	72,161
Net income	18,700	8,641	16,884	25,293	69,518
Net income per share:
Basic	0.64	0.30	0.60	0.90	2.44
Diluted	0.63	0.30	0.59	0.88	2.40

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

In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (the “SAB”). The SAB addresses diversity in how companies consider and resolve the quantitative effect of financial statement misstatements. The SAB is effective as of the beginning of the first day of the first reporting period beginning after November 15, 2006.  The Company adopted this SAB on January 1, 2007.  The impact of adopting this SAB has been immaterial to the Company’s consolidated financial statements.

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

In May 2007, the FASB issued FSP No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies”. This FSP amends Interpretation FIN 46(R) to provide an exception to the scope of FIN 46(R) for companies within the scope of the revised Audit and Accounting Guide Investment Companies. The Company plans to adopt this FSP upon its adoption of SOP 07-1. The Company is currently evaluating the potential impact of adopting FIN 46(R)-7 on its consolidated financial statements.

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

GAMCO has an established accounting policy and methodology to determine other-than-temporary impairment.  Under this policy, a holding must generally be impaired for nine consecutive months in order to be considered other-than-temporarily impaired.  Once the nine month threshold is met, the investment is considered other-than-temporarily impaired and the appropriate writedown is taken in accordance with SFAS 115.  However, the determination of temporary versus other-than-temporary impairment for investments where the impairment is less than nine consecutive months are subject to further scrutiny.  GAMCO augments the general systematic “nine month” methodology by identifying both issuer-specific declines and market/industry related declines, which might indicate other-than-temporary impairment in instances where the nine consecutive month threshold has not yet been met. For the three and nine months ended September 30, 2007, there was an impairment of approximately $3,000 in AFS securities.  For the three month period ended September 30, 2006, there was no impairment in AFS securities. For the nine month period ended September 30, 2006, there were $0.1 million in losses on AFS securities deemed to be other than temporary which were recorded in the condensed consolidated statements of income.

Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreements to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility. At September 30, 2007 and 2006, the market value of securities sold, not yet purchased was $10.9 million and $8.5 million, respectively.

The Company accounts for derivative financial instruments in accordance with Statement No. 133. Statement No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. The Company uses swaps and treasury futures to manage its exposure to market and credit risks from changes in certain equity prices, interest rates, and volatility and does not hold or issue swaps and treasury futures for speculative or trading purposes. These swaps and treasury futures are not designated as hedges, and changes in fair values of these derivatives are recognized in earnings as gains (losses) on derivative contracts. There were no swaps and treasury futures included in investments in securities in the condensed statements of financial condition at September 30, 2007. The fair value of swaps and treasury futures are included in investments in securities in the condensed consolidated statement of financial condition at September 30, 2006, and gains and losses from the swaps are included in the condensed consolidated statements of income for the three and nine months ended September 30, 2006. The market value of derivatives was $17.8 million at September 30, 2006.

At September 30, 2007 and 2006, the market value of investments available for sale was $137.2 million and $92.6 million, respectively.  At September 30, 2007 and 2006, the total gains for available for sale securities with net gains were $34.4 million and $9.6 million, respectively, while total losses for securities with net losses were $3.6 million and $0.0 million, respectively. Unrealized gains in market value, net of management fee and taxes, of $17.8 million and $4.8 million have been included in stockholders’ equity as at September 30, 2007 and 2006, respectively.

Proceeds from sales of investments available for sale were approximately $0.4 million for the three-month period ended September 30, 2007.  There were no sales of investments available for sale during the three months ended September 30, 2006. Proceeds from sales of investments available for sale were approximately $2.6 million and $1.5 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  For the three months ended September 30, 2007, gross gains on the sale of investments available for sale amounted to $184,000; there were no gross losses on the sale of investments available for sale. For the first nine months of 2007 and 2006, gross gains on the sale of investments available for sale amounted to $657,000 and $442,000, respectively; there were no gross losses on the sale of investments available for sale.

D. Investments in Partnerships and Affiliates

Beginning January 1, 2006, the provisions of FIN 46R and EITF 04-5 required consolidation of the majority of our investment partnerships and offshore funds managed by our subsidiaries into our consolidated financial statements.  However, since we amended the agreements of certain investment partnerships and an offshore fund on March 31, 2006, FIN 46R and EITF 04-5 only required us to consolidate these entities on our condensed consolidated statement of income and condensed consolidated statement of cash flows for the first quarter 2006. The business purpose of amending the agreements was to avoid having to consolidate them.  There was no economic impact of giving up presumptive control of these entities. We were not required to consolidate these entities on our condensed consolidated statement of financial condition at March 31, 2006.  In addition, these partnerships and offshore funds, for which the agreements were amended, were not required to be consolidated within our condensed consolidated statement of income and condensed consolidated statement of cash flows or on our condensed consolidated statement of financial condition for any period subsequent to the first quarter 2006 and will continue to not be required as long as GAMCO does not maintain direct or indirect control over the investment partnerships and offshore funds, which remains the case at and for the three and nine months ended September 30, 2007.  For the nine months ended September 30, 2006, the consolidation of these entities had no effect on net income but did affect the classification of income between operating and other income.

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

     For the three and nine months ended September 2006, we have also consolidated five other investment partnerships and two offshore funds in which we have a direct or indirect controlling financial interest, and we will continue to consolidate these in future periods as long as we continue to maintain a direct or indirect controlling financial interest. From January 1, 2007 to September 30, 2007, we consolidated these same five investment partnerships and one of these offshore funds in which we continue to have a direct or indirect controlling financial interest.

     Our balance sheet caption “investments in partnerships and affiliates” does include those investments which we account for under the equity method of accounting.  We reflect the equity in earnings of these equity method investees under the caption net gain from investments on the condensed consolidated statements of income. For the three months ended September 30, 2007 and 2006, profits from these investments were $0.9 million and $1.1 million, respectively. For the nine months ended September 30, 2007 and 2006, profits from these investments were $5.6 million and $4.4 million, respectively.

For the three and nine months ended September 30, 2007 and 2006, the consolidation of investment partnerships and offshore funds in which we have a direct or indirect controlling financial interest had no impact on net income but did result in (a) the elimination of revenues and expenses which are now intercompany transactions; (b) the recording of all the partnerships’ operating expenses of these entities including those pertaining to third-party interests; (c) the recording of all other income of these entities including those pertaining to third-party interests; (d) recording of income tax expense of these entities including those pertaining to third party interests; and (e) the recording of minority interest which offsets the net amount of any of the partnerships’ revenues, operating expenses, other income and income taxes recorded in these respective line items which pertain to third-party interest in these entities.  While this had no impact on net income, the consolidation of these entities did affect the classification of income between operating and other income.  Cash and cash equivalents, investments in securities receivable/payable to brokers and securities sold, not yet repurchased held by investment partnerships and offshore funds, which at September 30, 2007, September 30, 2006 and December 31, 2006 were $2.6 million, $14.7 million and $15.6 million, respectively, consolidated under FIN 46R and EITF 04-5 are also restricted from use for general operating purposes.

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

F. Income Taxes and Adoption of FIN 48

The Internal Revenue Service (“IRS”) concluded its audit of the 2003 and 2004 federal income tax returns during the third quarter 2007. Total adjustments of $1.4 million were recognized during the three months ended September 30, 2007. The Company’s FIN 48 liability decreased by approximately $0.3 million as a result of the conclusion of these audits.  The 2005 and 2006 federal income tax returns remain subject to potential future audit by the IRS.

The effective tax rate for the three months ended September 30, 2007 was 42.2% compared to the prior year quarter’s effective rate of 37.5%.  The higher effective tax rate in 2007 is a result of IRS audit adjustments, without which our effective tax rate would have been 37.7%. The effective tax rate was 40.0% for the nine months ended September 30, 2007 as compared to 38.9% in the prior year’s comparable period. The effective rate for the quarter before IRS audit adjustments would be 38.5% for the nine months ended September 30, 2007.

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

As of January 1, 2007, the Company had a gross unrecognized tax benefit of approximately $2.6 million, of which recognition of $2.5 million would impact the Company’s effective tax rate.  As of September 30, 2007, the total amount of gross unrecognized tax benefits was approximately $3.9 million, of which recognition of $2.6 million would impact the Company’s effective tax rate. As of January 1, 2007, the Company had a cumulative effect of adopting FIN 48 of $0.8 million, and an adjustment was recorded to retained earnings upon such adoption.

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

      The Company is currently being audited in one state jurisdiction for its income tax returns filed between 1999 and 2003.  It is reasonably possible that the Company will conclude the audits of 1999 and 2000 within the next 12-month period, and it is estimated that the Company’s FIN 48 liability could decrease by approximately $0.8 million upon the conclusion of these audits.  The state income tax returns for all years after 2002 are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

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

G. Earnings Per Share

 The computations of basic and diluted net income per share are as follows:
(in thousands, except per share amounts)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006 (a)	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006 (a)
Basic:
Net income	$18,337	$17,043	$55,498	$44,947
Average shares outstanding	28,106	28,254	28,164	28,644
Basic net income per share	$0.65	$0.60	$1.97	$1.57

Diluted:
Net income	$18,337	$17,043	$55,498	$44,947
Add interest expense on convertible note, net of management fee and taxes	429	364	1,286	1,067
Total	$18,766	$17,407	$56,784	$46,014

Average shares outstanding	28,106	28,254	28,164	28,644
Dilutive stock options	50	22	41	30
Assumed conversion of convertible note	943	959	943	961
Total	29,099	29,235	29,148	29,635
Diluted net income per share	$0.64	$0.60	$1.95	$1.55

(a)	As restated to reflect the reversal of certain previously-accrued expenses for investment partnership compensation as described in Note A of this report on Form 10-Q.

H. Stockholders’ Equity

Shares outstanding on September 30, 2007 were 28.1 million, level with June 30, 2007 shares and approximately 0.6% lower than 28.2 million shares outstanding on September 30, 2006.  Fully diluted shares outstanding for the third quarter of 2007 were 29.1 million, level with second quarter 2007 fully diluted shares outstanding and 0.5% below our fully diluted shares of 29.2 million for the third quarter 2006.

On July 10, 2007, we declared a special dividend of $1.00 per share that was paid on July 30, 2007 to shareholders of record on July 23, 2007. Our regular dividend of $0.03 per share was declared on August 7, 2007 and paid on September 28, 2007 to holders of record on September 14, 2007.

Stock Award and Incentive Plan

Effective January 1, 2003, we adopted the fair value recognition provisions of FAS No. 123 in accordance with the transition and disclosure provisions under the recently issued FAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”

We adopted FAS 123 (R) on January 1, 2005.  In light of our modified prospective adoption of the fair value recognition provisions of FAS 123 (R) for all grants of employee stock options, the adoption of FAS 123 (R) did not have a material impact on our condensed consolidated financial statements.  For the three months ended September 30, 2007 and 2006, we recognized stock-based compensation expense of $24,000 and $16,000, respectively.  For the nine months ended September 30, 2007 and 2006, we recognized stock-based compensation expense of $68,000 and $36,000, respectively.   The total compensation costs related to non-vested awards not yet recognized are approximately $170,000.  These will be recognized as expense in the following periods:

Remainder of 2007	2008	2009	2010
$24,000	$89,000	$47,000	$10,000

Proceeds from the exercise of 1,000 and 11,900 stock options were $29,000 and $210,000 for the three months ended September 30, 2007 and 2006, respectively. The exercise of the options resulted in a tax benefit to GAMCO of $5,000 and $79,000 for the three months ended September 30, 2007 and 2006, respectively. Proceeds from the exercise of 9,150 and 26,950 stock options were $238,000 and $542,000 for the nine months ended September 30, 2007 and 2006, respectively, resulting in a tax benefit to GAMCO of $62,000 and $166,000 for the nine months ended September 30, 2007 and 2006, respectively.

Stock Repurchase Program

      In the third quarter of 2007, we repurchased 52,000 shares at an average investment of $47.31 per share. Through September 30, 2007, we repurchased 4,835,858 class A common shares at an average investment of $39.66 per share since our buyback program was initiated in March 1999. The total amount of shares currently available for repurchase under the current authorization is approximately 882,000 shares at September 30, 2007.

I. Goodwill

In accordance with FAS 142 “Accounting for Goodwill and Other Intangible Assets,” we assess the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant, using a present value cash flow method.  There was no impairment charge recorded for the three months ended September 30, 2007 and 2006, respectively.  For the nine months ended September 30, 2007, there was an impairment charge of $56,000 recorded as a result of the voluntary deregistration of an inactive broker dealer subsidiary. There was no impairment charge recorded for the nine months ended September 30, 2006. At September 30, 2007 and 2006, there remains $3.5 million of goodwill related to our 92%-owned subsidiary, Gabelli Securities, Inc. included in Other assets in the condensed consolidated statements of financial condition.

J.  Other Matters

Since September 2003, GAMCO and certain of its subsidiaries have cooperated with inquiries from the N.Y. Attorney General's office and the SEC by providing documents and testimony regarding certain mutual fund share trading practices.  As a result of discussions with the SEC for a potential resolution of their inquiry, GAMCO recorded a reserve against earnings of approximately $15 million in 2006, which is included within the condensed consolidated statements of financial condition.  In February 2007, one of our advisory subsidiaries made an offer of settlement to the SEC staff for communication to the Commission for its consideration to resolve this matter. This offer of settlement is subject to final agreement regarding the specific language of the SEC’s administrative order and other settlement documents. Since these discussions are ongoing, we cannot determine at this time whether they will ultimately result in a settlement of this matter and whether our reserves will be sufficient to cover any payments by GAMCO related to such a settlement. In the third quarter 2007, GAMCO received reimbursement for a portion of its insurance claim for legal fees and expenses related to this matter. The insurance carrier paid $3.8 million of legal fees and expenses submitted for reimbursement in prior quarters which have reduced other operating expenses for the three and nine month periods ended September 30, 2007 in the condensed consolidated statements of income.

We indemnify our clearing brokers for losses they may sustain from the customer accounts introduced by our broker-dealer subsidiaries.  In accordance with NYSE rules, customer balances are typically collateralized by customer securities or supported by other recourse provisions.  In addition, we further limit margin balances to a maximum of 25% versus 50% permitted under Regulation T of the Federal Reserve Board and exchange regulations.  At September 30, 2007 and 2006, the total amount of customer balances subject to indemnification (i.e. margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties which provide for indemnification of the third parties or the Company against losses, costs, claims and liabilities arising from the performance of obligations under the agreements, except for generally gross negligence or bad faith.  The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote.  Utilizing the methodology in the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, our estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the condensed consolidated financial statements.

K. Subsequent Events

      On November 5, 2007, the Company filed a preliminary proxy statement with the Securities and Exchange Commission announcing that a special shareholder meeting will be held. The meeting is scheduled to occur during the fourth quarter 2007. At this meeting, shareholders will be asked to (a) approve, subject to final action by the Company's Board of Directors, the distribution to our shareholders of the shares of common stock of Gabelli Advisers, Inc. that the Company owns, (b) whether to recommend that the Company's Board of Directors consider the conversion and reclassifcation of the Company's shares of Class B Common Stock into Class A Common Stock at a ratio of 1.15 shares of Class A Common Stock for each share of Class B Common Stock, and (c) to approve the amended and restated Employment Agreement with the Company's Chairman and CEO.

      On November 6, 2007, our Board of Directors declared a quarterly dividend of $0.03 per share to be paid on December 28, 2007 to shareholders of record on December 14, 2007.

      On November 6, 2007, our Board of Directors and Compensation Committee discussed the granting of approximately 500,000 restricted stock awards to the Company's employees during the fourth quarter 2007.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Overview

GAMCO Investors, Inc. (NYSE: GBL), well known for its Private Market Value (PMV) with a CatalystTR investment approach, is a widely-recognized provider of investment advisory services to mutual funds, institutional and high net worth investors, and investment partnerships, principally in the United States.  Through Gabelli & Company, Inc., we provide institutional research services to institutional clients and investment partnerships.  We generally manage assets on a discretionary basis and invest in a variety of U.S. and international securities through various investment styles.  Our revenues are based primarily on the firm’s levels of assets under management, certain performance fees, and fees associated with our various investment products.

Since 1977, we have been identified with and have enhanced the “value” style approach to investing. Our investment objective is to earn a superior risk-adjusted return for our clients over the long-term through our proprietary fundamental research.  In addition to our value portfolios, we offer our clients a broad array of investment strategies that includes global, growth, international and convertible products.  We also manage assets under performance fee arrangements including investment products that provide a series of long-short investment opportunities in market and sector specific opportunities, offerings of non-market correlated investments in merger arbitrage, as well as fixed income strategies.

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

Assets Under Management (AUM) were a record $31.6 billion as of September 30, 2007, 3.3% higher than June 30, 2007 AUM of $30.6 billion and 18.9% higher than September 30, 2006 AUM of $26.6 billion.  Equity assets under management were a record $30.6 billion on September 30, 2007, 2.1% more than June 30, 2007 equity assets of $29.9 billion and 18.2% above the $25.9 billion on September 30, 2006. Our closed-end equity funds at September 30, 2007 were level with June 30, 2007 AUM of $6.4 billion and were 20.9% higher than the $5.3 billion on September 30, 2006. Our open-end equity fund AUM were a record $9.9 billion on September 30, 2007, a 3.5% gain from $9.5 billion on June 30, 2007 and 25.6% higher than the $7.9 billion at September 30, 2006. Our institutional and high net worth business had $13.8 billion in separately managed accounts on September 30, 2007, an increase of 2.0% over June 30, 2007 AUM of $13.5 billion and 12.6% over September 30, 2006 AUM of $12.2 billion. Our investment partnerships AUM were $491 million on September 30, 2007 versus $486 million on June 30, 2007 and $488 million on September 30, 2006. We receive incentive and fulcrum fees for our investment partnership assets, certain institutional client assets, preferred issues of our closed-end funds and our new closed-end fund launched in January 2007, the Gabelli Global Deal Fund.  As of September 30, 2007, assets generating performance-based fees were $3.7 billion, an increase of 1.6% versus the $3.6 billion on June 30, 2007 and a 24.3% increase over the $3.0 billion on September 30, 2006. Fixed income AUM, primarily money market mutual funds, totaled $1.1 billion on September 30, 2007 compared to AUM of $705 million on June 30, 2007 and AUM of $737 million on September 30, 2006.

The company reported Assets Under Management as follows:
Table I:	Assets Under Management (millions)
Mutual Funds:	September 30, 2006	September 30, 2007	% Inc. (Dec.)
Open-end	$7,854	$9,866	25.6%
Closed-end	5,327	6,443	20.9
Fixed Income	683	1,048	53.4
Total Mutual Funds	13,864	17,357	25.2
Institutional & Separate Accounts:
Equities: direct	9,470	11,266	19.0
“ sub-advisory	2,725	2,494	(8.5)
Fixed Income	54	27	(50.0)
Total Institutional & Separate Accounts	12,249	13,787	12.6
Investment Partnerships	488	491	0.6
Total Assets Under Management	$26,601	$31,635	18.9

Equities	$25,864	$30,560	18.2
Fixed Income	737	1,075	45.9
Total Assets Under Management	$26,601	$31,635	18.9

Table II:	Assets Under Management (millions)
						% Increase/(decrease)
Mutual Funds	9/06	12/06	3/07	6/07	9/07	6/07	9/06
Open-end	$7,854	$8,389	$8,858	$9,529	$9,866	3.5%	25.6%
Closed-end	5,327	5,806	6,188	6,412	6,443	0.5	20.9
Fixed income	683	744	591	684	1,048	53.2	53.4
Total Mutual Funds	13,864	14,939	15,637	16,625	17,357	4.4	25.2
Institutional & Separate Accounts:
Equities: direct	9,470	10,282	10,587	11,116	11,266	1.3	19.0
“ sub-advisory	2,725	2,340	2,608	2,383	2,494	4.7	(8.5)
Fixed Income	54	50	49	21	27	28.6	(50.0)
Total Institutional & Separate Accounts	12,249	12,672	13,244	13,520	13,787	2.0	12.6
Investment Partnerships	488	491	477	486	491	1.0	0.6
Total Assets Under Management	$26,601	$28,102	$29,358	$30,631	$31,635	3.3	18.9

Table III:	Fund Flows – 3rd Quarter 2007 (millions)

	June 30, 2007	Net Cash Flows	Market Appreciation / (Depreciation)	September 30, 2007

Mutual Funds:
Equities	$15,941	$88	$280	$16,309
Fixed Income	684	356	8	1,048
Total Mutual Funds	16,625	444	288	17,357
Institutional & Separate Accounts
Equities: direct	11,116	34	116	11,266
“ sub-advisory	2,383	85	26	2,494
Fixed Income	21	6	-	27
Total Institutional & Separate Accounts	13,520	125	142	13,787

Investment Partnerships	486	2	3	491
Total Assets Under Management	$30,631	$571	$433	$31,635

Regulatory

On September 3, 2003, the New York Attorney General’s office (“NYAG”) announced that it had found evidence of widespread improper trading involving mutual fund shares.  These transactions included the “late trading” of mutual fund shares after the 4:00 p.m. pricing cutoff and “time zone arbitrage” of mutual fund shares designed to exploit pricing inefficiencies.  Since the NYAG’s announcement, FINRA, the SEC, the NYAG and officials of other states have been conducting inquiries into and bringing enforcement actions related to trading abuses in mutual fund shares.  We received information requests and subpoenas from the SEC and the NYAG in connection with their inquiries and have complied with these requests for documents and testimony. We implemented additional compliance policies and procedures in response to recent industry initiatives and an internal review of our mutual fund practices and procedures in a variety of areas.  A special committee of all of our independent directors was also formed to review various issues involving mutual fund share transactions and was assisted by independent counsel.

As part of our review, hundreds of documents were examined and approximately fifteen individuals were interviewed.  We found no evidence that any employee participated in or facilitated any “late trading”.  We also found no evidence of any improper trading in our mutual funds by our investment professionals or senior executives.  As we previously reported, we did find that in August of 2002, we banned an account, which had been engaging in frequent trading in our Global Growth Fund (the prospectus of which did not impose limits on frequent trading) and which had made a small investment in one of our hedge funds, from further transactions with our firm. Certain other investors had been banned prior to that.  We also found that certain discussions took place in 2002 and 2003 between GAMCO’s staff and personnel of an investment advisor regarding possible frequent trading in certain Gabelli domestic equity funds.  In June 2006, we began discussions with the SEC staff for a potential resolution of their inquiry.  In February 2007, one of our advisory subsidiaries made an offer of settlement to the SEC staff for communication to the Commission for its consideration to resolve this matter. This offer of settlement is subject to final agreement regarding the specific language of the SEC’s administrative order and other settlement documents. As a result of these developments, we recorded a reserve of approximately $15.0 million in 2006. Since these discussions are ongoing, we cannot determine at this time whether they will ultimately result in a settlement of this matter and whether our reserves will be sufficient to cover any payments by GAMCO related to such a settlement. In the third quarter 2007, GAMCO received reimbursement for a portion of its insurance claim for legal fees and expenses related to this matter. The insurance carrier paid $3.8 million of legal fees and expenses submitted for reimbursement in prior quarters.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared To Three Months Ended September 30, 2006

Condensed Consolidated Results – Three Months Ended September 30:
(Unaudited; in thousands, except per share data)

	2007	2006 (a)

Revenues
Investment advisory and incentive fees	$58,392	$49,751
Commission revenue	3,494	2,799
Distribution fees and other income	6,583	5,444
Total revenues	68,469	57,994
Expenses
Compensation and related costs	29,064	23,852
Management fee	3,541	3,058
Distribution costs	6,099	5,023
Other operating expenses	2,665	7,564
Total expenses	41,369	39,497
Operating income	27,100	18,497
Other income (expense)
Net gain from investments	514	4,663
Interest and dividend income	6,810	7,665
Interest expense	(2,828)	(3,368)
Total other income, net	4,496	8,960
Income before taxes and minority interest	31,596	27,457
Income tax provision	13,340	10,296
Minority interest	(81)	118
Net income	$18,337	$17,043

Net income per share:
Basic	$0.65	$0.60
Diluted	$0.64	$0.60

Reconciliation of Net income to Adjusted EBITDA:

Net income	$18,337	$17,043
Interest Expense	2,828	3,368
Income tax provision and minority interest	13,259	10,414
Depreciation and amortization	217	221
Adjusted EBITDA(b)	$34,641	$31,046

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

Total revenues were $68.5 million in the third quarter of 2007 up $10.5 million or 18.1% from total revenues of $58.0 million reported in the third quarter of 2006.  Operating income was $27.1 million, an increase of $8.6 million or 46.5% from the $18.5 million in the third quarter of 2006.  Total other income, net of interest expense, decreased to $4.5 million for the third quarter 2007, half of the $9.0 million for third quarter 2006.  In the short-run, our results remain sensitive to changes in the equity market.  Net income for the quarter was $18.3 million or $0.64 per fully diluted share versus $17.0 million or $0.60 per fully diluted share in the prior year’s quarter.

Investment advisory and incentive fees increased to $58.4 million, an increase of $8.6 million or 17.4% compared to the revenues in 2006. Our closed-end funds revenues climbed 19.5% to $12.8 million in the third quarter 2007 from $10.7 million in 2006, driven by investment returns and the launch of our new fund, the Gabelli Global Deal Fund. Open-end mutual funds revenues grew 23.1% to $24.1 million from $19.6 million in the third quarter 2006, primarily due to investment performance. Institutional and high net worth separate accounts revenues increased 14.7% to $21.0 million from $18.3 million in third quarter 2006, as a result of greater investment performance. Investment Partnership revenues were $0.5 million, down 54.2%, or $0.6 million from the 2006 quarter.  A decrease in Investment Partnership AUM led to lower management fees as well as a decline in incentive fees.

Commission revenues from our institutional research business, Gabelli & Company, Inc., continued to climb, up 24.8% from the prior year at $3.5 million.  The increase was primarily due to continued recognition of our growing institutional research and sales efforts.

Mutual fund distribution fees and other income were $6.6 million for the third quarter 2007, an increase of $1.2 million, or 20.9%, higher than the $5.4 million in third quarter 2006.

Total expenses, excluding management fee, were $37.8 million in the third quarter of 2007, a 3.8% increase from total expenses of $36.4 million in the third quarter of 2006.  Included as a reduction of third quarter 2007 total expenses are the receipt of a portion of insurance claims for legal fees and expenses. The insurance carrier paid $3.8 million of claims submitted for reimbusement in prior quarters.

Compensation and related costs, which are largely variable, of $29.1 million were $5.2 million or 21.9% higher than the $23.9 million recorded in the prior year period.  This increase was primarily due to higher variable compensation of $4.0 million, directly a result of higher revenues, and increased fixed compensation of $1.2 million.

Management fee expense, which is totally variable and based on pretax income, was $3.5 million versus $3.1 million in 2006.

Distribution costs were $6.1 million, $1.1 million or 21.4% above the prior year’s period.

Other operating expenses, including GAMCO's receipt of a portion of proceeds from an insurance carrier, decreased to $2.7 million from $7.6 million in third quarter 2006. The decrease is due to the recovery of these insurance claims, without which operating expenses would have been $6.5 million.

Total other income (which represents primarily investment income from our proprietary investments), net of interest expense, was $4.5 million for the third quarter 2007 compared to $9.0 million in 2006.

Interest expense decreased approximately $0.5 million from the prior year third quarter amount of $3.4 million.

The effective tax rate for the three months ended September 30, 2007 was 42.2% compared to the prior year quarter’s effective rate of 37.5%.  The higher effective tax rate reflects adjustments as we settled tax audit open items in tax returns prior to 2004, without which our effective tax rate would have been 37.7% for the period.

Minority interest decreased by $0.2 million year over year.

In the first quarter of 2006, the provisions of FASB Interpretation No. 46R (“FIN 46R”) and Emerging Issue Task Force 04-5 (“EITF 04-5”) required the consolidation of our investment partnerships and offshore funds managed by our subsidiaries into our consolidated financial statements. However, since we amended the agreements of five investment partnerships and an offshore fund on March 31, 2006 to add substantive kickout rights, FIN 46R and EITF 04-5 only required us to consolidate these entities on our consolidated condensed statement of income for the first quarter 2006.  Accordingly, to provide a better understanding of our core results and trends, GAMCO has provided the 2006 results before adjusting the first quarter 2006 results for FIN 46R and EITF 04-5 on these partnerships and this fund.  These results are not presented in accordance with generally accepted accounting principles (“GAAP”) in the United States.  A reconciliation of these non-GAAP financial measures to results presented in accordance with GAAP is presented on page 19.

Nine Months Ended September 30, 2007 Compared To Nine Months Ended September 30, 2006

Condensed Consolidated Results – Nine Months Ended September 30th:
(Unaudited; in thousands, except per share data)
	2006 (a)	2006 (b)	Adjust- ments(c)	2006 (d)	2007 (e)
Revenues
Investment advisory and incentive fees	$154,698	$154,622	$(887)	$153,735	$172,606
Commission revenue	8,973	9,179	-	9,179	11,550
Distribution fees and other income	16,229	16,023	-	16,023	19,196
Total revenues	179,900	179,824	(887)	178,937	203,352
Expenses
Compensation and related costs	75,459	74,064	-	74,064	87,343
Management fee	8,153	8,293	-	8,293	10,391
Distribution costs	15,568	15,567	-	15,567	22,146
Other operating expenses	22,478	22,505	162	22,667	18,693
Reserve for settlement	11,900	11,900	-	11,900	-
Total expenses	133,558	132,329	162	132,491	138,573
Operating income	46,342	47,495	(1,049)	46,446	64,779
Other income (expense)
Net gain from investments	18,260	18,522	13,509	32,031	17,277
Interest and dividend income	18,824	18,899	1,250	20,149	20,978
Interest expense	(10,046)	(10,057)	(580)	(10,637)	(9,537)
Total other income, net	27,038	27,364	14,179	41,543	28,718
Income before taxes and minority interest	73,380	74,859	13,130	87,989	93,497
Income tax provision	28,718	29,273	4,924	34,197	37,403
Minority interest	437	639	8,206	8,845	596
Net income	$44,225	$44,947	$-	$44,947	$55,498

Net income per share:
Basic	$1.54	$1.57	$-	$1.57	$1.97
Diluted	$1.53	$1.55	$-	$1.55	$1.95

Reconciliation of Net income to Adjusted EBITDA:

Net income	$44,225	$44,947	$-	$44,947	$55,498
Interest Expense	10,046	10,057	580	10,637	9,537
Income tax provision and minority interest	29,155	29,912	13,130	43,042	37,999
Depreciation and amortization	665	665	-	665	739
Adjusted EBITDA (f)	$84,091	$85,581	$13,710	$99,291	$103,773

(a)	As originally reported. Non-GAAP.
(b)
Financial results before adjustments relating to FIN 46R and EITF 04-5 as described above and in Note D to the condensed consolidated financial statements in this report on Form 10-Q (not GAAP), and as restated to reflect the reversal of certain previously-accrued expenses for investment partnership compensation.

(c)	Adjustments relating to FIN 46R and EITF 04-5 on five partnerships and one offshore fund on which substantive kick-out rights were added on March 31, 2006.
(d)	GAAP basis as restated to reflect the reversal of certain previously-accrued expenses for investment partnership compensation as described in note A in item 1 of this report on Form 10-Q.
(e)	GAAP basis.
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

Total revenues were $203.4 million in the nine months ended September 30, 2007, up $24.5 million or 13.6% from total revenues of $178.9 million in the prior year’s period.  Operating income was $64.8 million, an increase of $18.4 million or 39.5% from the $46.4 million in 2006.  Total other income, net of interest expense, was $28.7 million compared to $41.5 million in 2006. Net income for the period was $55.5 million or $1.95 per fully diluted share versus $44.9 million or $1.55 per fully diluted share in the prior year’s period.

For the nine months ended September 30, 2007, investment advisory fees were $172.6 million, an increase of $18.9 million or 12.3% compared to the year ago period. Our closed-end funds revenues were up 18.0% to $37.4 million versus the $31.7 million in 2006, as a result of investment returns and the addition of The Gabelli Global Deal Fund. Open-end mutual funds revenues grew 15.0% to $68.8 million from $59.8 million in 2006 based on higher average AUM. Larger performance fees contributed to institutional and high net worth separate account revenues increasing 7.6% to $62.8 million from $58.4 million reported in 2006. Investment Partnership revenues were down $0.2 million to $3.5 million from $3.7 million in the prior period.

Commission revenues from our institutional research business, Gabelli & Company, Inc., were $11.5 for the nine months ended September 30, 2007, up 25.8% from the prior year’s comparable amount of $9.2 million.  The increase was primarily due to continued recognition of our growing institutional research and sales efforts.

Mutual fund distribution fees and other income were $19.2 million for the nine months ended September 30, 2007, an increase of $3.2 million, or 19.8%, from the $16.0 million in the 2006 period.
Total expenses, excluding management fee, were $128.2 million in the nine months ended September 30, 2007, a 3.2% increase from total expenses of $124.2 million in the 2006 period. Included within the nine months ended September 30, 2007 are the recovery of claims from its insurance carrier ($3.8 million), our election to terminate a compensation arrangement for one of our closed-end funds in the second quarter, plus first quarter items relating to the launch expenses of the our new closed-end fund, Gabelli Global Deal Fund, and a one-time charge for charitable gifts.

Compensation and related costs, which are largely variable, were $87.3 million or 17.9% higher than the $74.1 million recorded in the prior year period.  This increase was primarily due to higher variable compensation of $8.6 million and increased fixed compensation of $4.6 million.

Management fee expense, which is totally variable and based on pretax income, was $10.4 million versus $8.3 million in 2006.

Distribution costs were $22.1 million, an increase of 42.3% from $15.6 million in the prior year’s period due to the termination of a closed-end fund compensation agreement, which increased distribution costs by $4.2 million for the period.

Other operating expenses decreased by $4.0 million to $18.7 million in the first nine months of 2007 from the prior year period of $22.7 million, excluding the previously mentioned $12 million reserve in the first nine months of 2006. Included within the nine months ended September 30, 2007 are the previously disclosed recovery of claims from its insurance carrier of $3.8 million.

Other income, net of interest expense, was $28.7 million in the first nine months of 2007, a decline of $12.8 million from $41.5 million in the first nine months of 2006. Interest expense fell to $9.5 million for the nine months ended September 30, 2007 from $10.6 million for the prior year period. The decrease was primarily due to lower debt outstanding as a result of the retirement of the 5.22% senior notes in February 2007.

The actual effective tax rate was 40.0% for the nine months ended September 30, 2007 as compared to 38.9% in the prior year’s comparable period. The effective rate before tax audit adjustments would be 38.5% for the nine months ended September 30, 2007.

Minority interest decreased to $0.6 million in 2007 from $8.8 million in 2006 principally due to adjustments related to the consolidation of investment partnerships and offshore fund in accordance with FIN 46R and EITF 04-5 during first quarter 2006.

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

Summary cash flow data is as follows:
	Nine Months Ended September 30, (in thousands)
Cash flows provided by (used in):	2007	2006 (a)
Operating activities	$202,532	$(32,515)
Investing activities	(23,300)	(3,447)
Financing activities	(121,483)	(26,810)
Decrease	57,749	(62,772)
Effect of exchange rates on cash and cash equivalents	31	(54)
Net increase in cash from partnerships and offshore funds consolidated under FIN 46R and EITF 04-5	-	1,754
Cash and cash equivalents at beginning of period	138,113	173,161
Cash and cash equivalents at end of period	$195,893	$112,089
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
At September 30, 2007, we had total cash and cash equivalents of $195.9 million, an increase of $57.8 million from December 31, 2006.  Gabelli has established a collateral account, consisting of cash and cash equivalents and investments in securities totaling $51.9 million, to secure a letter of credit issued in favor of the holder of the $50 million 6% convertible note.  On April 18, 2007, a put option the note holder may exercise was extended from May 15, 2007 to December 17, 2007 and the letter of credit was extended from May 15, 2007 to December 24, 2007.  Cash and cash equivalents and investments in securities held in the collateral account are restricted from other uses until the date of expiration. Cash and cash equivalents and investments in securities held by investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5 are also restricted from use for general operating purposes. Total debt outstanding at September 30, 2007 was $150.0 million, consisting of the $50 million 6% convertible note and $100 million of 5.5% non-callable senior notes due May 15, 2013.  In February 2007, the Company retired the $82.3 million in 5.22% Senior Notes due February 17, 2007.

For the nine months ended September 30, 2007, cash provided by operating activities was $202.5 million principally resulting from $55.5 million in net income, proceeds from sales of investments in securities of $1.2 billion, a $20.3 million decrease in receivable from brokers, $15.7 million in distributions from partnerships and affiliates, a $12.5 million decrease in investment advisory fee receivable, and a $3.8 million increase in income taxes payable. This was partially offset by $1.1 billion in purchases of investments in securities, $18.0 million in purchases of investments in partnerships and affiliates and a $28.0 million decrease in payable to brokers.

Cash used in investing activities, related to purchases and sales of available for sale securities, was $23.3 million in the first nine months of 2007.

Cash used in financing activities in the first nine months of 2007 was $121.5 million.  The decrease in cash was primarily due to the $82.3 million retirement of senior notes and $38.2 million in dividends paid and the repurchase of our class A common stock under the Stock Repurchase Program.

Cash used in operating activities was $32.5 million in the first nine months of 2006 principally resulting from $838 million in purchases of investments in securities, a $36.8 million increase in receivable from brokers, $4.4 million in purchases of investments in partnerships and affiliates and $39.9 million from the net effects of the FIN 46R and EITF 04-5 consolidation.  This was partially offset by $44.9 million in net income, proceeds from sales of investments in securities of $804.7 million, $11.8 million in distributions from investments in partnerships and affiliates and an increase in compensation payable of $10.6 million.  Excluding the net effects of the consolidation of investment partnerships and offshore funds, our cash provided by operating activities was $7.4 million.

Cash used in investing activities, related to purchases and sales of available for sale securities, was $3.4 million in the first nine months of 2006.

Cash used in financing activities in the first nine months of 2006 was $26.8 million.  The decrease in cash principally resulted from the repurchase of our class A common stock under the Stock Repurchase Program of $54.4 million partially offset by a $29.6 million in contributions by partners into our investment partnerships. Excluding the net effects of the consolidation of investment partnerships and offshore funds, our net cash used in financing activities was $2.8 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

Gabelli & Company, Inc., a subsidiary of GAMCO, is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the Financial Industry Regulatory Authority. As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debt items in the reserve formula for those broker-dealers subject to Rule 15c3-3.  The requirement was $250,000 at September 30, 2007.  At September 30, 2007, Gabelli & Company had net capital, as defined, of approximately $18.8 million, exceeding the regulatory requirement by approximately $18.5 million.  Gabelli & Company’s net capital, as defined, may be reduced when Gabelli & Company is involved in firm commitment underwriting activities.  This did not occur as of September 30, 2007.

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

With respect to our proprietary investment activities, included in investments in securities of $386.2 million at September 30, 2007 were investments in Treasury Bills and Notes of $84.3 million, mutual funds, largely invested in equity products, of $145.0 million, a selection of common and preferred stocks totaling $156.0 million, and other investments of approximately $0.9 million.  Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $156.0 million invested in common and preferred stocks at September 30, 2007, $43.2 million was related to our investment in Westwood Holdings Group Inc., and $46.0 million was invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility. At September 30, 2007 and 2006, the market value of securities sold, not yet purchased was $10.9 million and $8.5 million, respectively. Investments in partnerships and affiliates totaled $98.0 million at September 30, 2007, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.  These transactions generally involve announced deals with agreed-upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

GAMCO’s exposure to interest rate risk results, principally, are from the impact of changes in interest rates in the global market and its investment of excess cash in U.S. Government obligations.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates market value.

Our revenues are largely driven by the market value of our assets under management and are therefore exposed to fluctuations in market prices.  Investment advisory fees for mutual funds are based on average daily asset values.  Management fees earned on institutional and high net worth separate accounts, for any given quarter, are generally determined based on asset values on the last day of the preceding quarter.  Any significant increases or decreases in market value of institutional and high net worth separate accounts assets managed which occur on the last day of the quarter will generally result in a related increase or decrease in revenues for the following quarter.

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

In May 2007, the FASB issued FSP No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies”. This FSP amends Interpretation FIN 46(R) to provide an exception to the scope of FIN 46(R) for companies within the scope of the revised Audit and Accounting Guide Investment Companies. The Company plans to adopt this FSP upon its adoption of SOP 07-1. The Company is currently evaluating the potential impact of adopting FIN 46(R)-7 on its consolidated financial statements.

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

      As disclosed in the Company’s Form 10-K/A as at and for the period ended December 31, 2006, the Company identified two material weakensses in internal control over financial reporting.  These deficiencies were identified during the course of the 2006 audit.  Accordingly, because of these material weaknesses, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006 and that the Company did not maintain effective internal control over financial reporting, as of December 31, 2006.

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

Part II:  Other Information

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock we repurchased during the three months ended September 30, 2007:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share, net of Commissions	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
GBL

7/01/07 – 7/31/07	-	$-	-	933,561
8/01/07 – 8/31/07	51,000	$47.24	51,000	882,561
9/01/07 – 9/30/07	1,000	$50.97	1,000	881,561
Totals	52,000		52,000

Item 6.	(a) Exhibits

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14 (a) and 15d-14 (a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Acting Co-Chief Financial Officer Pursuant to Rule 13a-14 (a) and 15d-14 (a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification by the Acting Co-Chief Financial Officer Pursuant to Rule 13a-14 (a) and 15d-14 (a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications by the Acting Co-Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

November 9, 2007	/s/ Kieran Caterina
Date	Kieran Caterina
Acting Co-Chief Financial Officer

November 9, 2007	/s/ Diane M. LaPointe
Date	Diane M. LaPointe
Acting Co-Chief Financial Officer