Form 10-K
period 2007-12-31
GAMCO INVESTORS, INC. ET AL
filed 2008-03-17
CIK 1060349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 1-14761

GAMCO Investors, Inc.

(Exact name of registrant as specified in its charter)

New York	13-4007862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Corporate Center, Rye, NY	10580-1422
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (914) 921-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, par value $0.001 per share	New York Stock Exchange, Inc.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer", "accelerated filer", and "smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 30, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $417,224,766.

As of March 1, 2008, 7,998,920 shares of Class A common stock common stock and 20,626,644 shares of class B common stock were outstanding.  20,428,500 shares of class B common stock were held by GGCP, Inc.

DOCUMENTS INCORPORATED BY REFERENCE:  The definitive proxy statement for the 2008 Annual Meeting of Shareholders.

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

Overview

GAMCO Investors, Inc. (New York Stock Exchange ("NYSE"): GBL), well known for its Private Market Value (PMV) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to mutual funds, institutional and private wealth management investors, and investment partnerships, principally in the United States.  Through Gabelli & Company, Inc. ("Gabelli & Company"), we provide institutional research services to institutional clients and investment partnerships.  We generally manage assets on a discretionary basis and invest in a variety of U.S. and international securities through various investment styles.  Our revenues are based primarily on the firm’s levels of assets under management ("AUM") and fees associated with our various investment products.

Since 1977, we have been identified with and enhanced the “value” style approach to investing. Over the 30 years since the inception of the firm, consistent with our fundamental objective of providing an absolute rate of return for our clients, GBL generated over $16 billion in investment returns for our institutional and private wealth management clients.  The 30 year CARR (compounded annual rate of return) for the institutional clients (as measured by our composite return) approached 18.6% on a gross basis and 17.7% on a net basis, and in 2007 we produced $1.1 billion and 12.1% net return for our institutional clients. As stated in our mission statement, our investment objective is to earn a superior risk-adjusted return for our value clients over the long-term through our proprietary fundamental research.  In addition to our value portfolios, we offer our clients a broad array of investment strategies that include global, growth, international and convertible products.  We also offer a series of investment partnership (performance fee-based) vehicles that provide a series of long-short investment opportunities, both market and sector specific opportunities, including offerings of non-market correlated investments in merger arbitrage, as well as fixed income strategies.

As of December 31, 2007, we had $31.0 billion of AUM, 96% of which were in equity products.  We conduct our investment advisory business principally through our subsidiaries: GAMCO Asset Management Inc. (Separate Accounts), Gabelli Funds, LLC (Mutual Funds) and Gabelli Securities, Inc. (Investment Partnerships).  We also act as an underwriter, are a distributor of our open-end mutual funds and provide institutional research through Gabelli & Company, our broker-dealer subsidiary.

Our assets under management are organized into three groups:

•
Investment Partnerships: we provide advisory services to limited partnerships, offshore funds and certain separate accounts, and also serve as a sub-advisor to certain third-party investment funds across merger arbitrage, regional long/short equity, and sector-focused strategies (“Investment Partnerships”).  We managed a total of $460 million in Investment Partnership assets on December 31, 2007.

•
Separate Accounts: we provide advisory services to a broad range of investors, including private wealth management, corporate pension and profit-sharing plans, foundations, endowments, jointly-trusteed plans and municipalities, and also serve as sub-advisor to certain other third-party investment funds including registered investment companies (“Separate Accounts”).  Each Separate Account portfolio is managed to meet the specific needs and objectives of the particular client by utilizing investment strategies and techniques within our areas of expertise.  On December 31, 2007, we had $13.3 billion of Separate Account assets under management.

•
Open and Closed-End Funds: we provide advisory services to (i) twenty one open-end mutual funds and nine closed-end funds under Gabelli, GAMCO and Comstock brands; and (ii) six mutual funds within the Westwood family of funds (collectively, the “Mutual Funds”).  The Mutual Funds had $17.2 billion of assets under management on December 31, 2007.

GAMCO Investors, Inc. ("GBL") is a holding company formed in connection with our initial public offering (“Offering”) in February 1999.  GGCP, Inc. owns a majority of the outstanding shares of class B common stock of GBL, which ownership represented approximately 95% of the combined voting power of the outstanding common stock and approximately 71% of the equity interest on December 31, 2007.  GGCP, Inc. is majority-owned by Mr. Mario J. Gabelli (“Mr. Gabelli”) with the balance owned by our professional staff and other individuals.  Accordingly, Mr. Gabelli could be deemed to control GBL.

Our principal executive offices are located at One Corporate Center, Rye, New York 10580.  Our telephone number is (914) 921-5100.  We post or provide a link on our website, www.gabelli.com, to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("Commission" or “SEC”): our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  All such filings on our website are available free of charge.

Performance Highlights

Separate Accounts

The institutional client composite of our separate account business has achieved a compound annual return of approximately 17.7% on a net basis for over 30 years since inception through December 31, 2007. In 2007, this composite had a net return of 12.1%. The accounts in this composite are managed in our absolute return, research-driven PMV with a CatalystTM style since inception.

The table below compares the long-term performance record for our separate account composite since 1977, using our traditional value-oriented product, the Gabelli PMV with a CatalystTM investment approach, versus various benchmarks.

GAMCO Value
1977 - 2007

	GAMCO (a)	S&P 500 (b)	Russell 2000 (b)	CPI+10 (b)
Number of Up Years	26	24	21
Number of Down Years	3	5	7
Years GAMCO Value Beat Index		21	20	19
Total Return (CAGR) (a)	18.6	12.9	12.8	14.1
Total Return (CAGR) net	17.7
Beta	0.78

The chart below illustrates how this methodology performed during recent market cycles to capture the upside in positive markets while limiting the downside in the most recent down markets.

Performance 1997 – 2007

GAMCO Value vs. S&P 500 Index

-Up Markets-
-Down Markets-
-Up Markets-
32.5%
32.1%
S&P 500 (b)
GAMCO (a)
1997 - 1999
CAGR
2000 - 2002
CAGR
S&P 500 (b)
GAMCO (a)
14.6%
3.9%
21.3%
28.0%
2003 - 2007
CAGR

___________________________________________________________________________________________________________
Footnotes to Table and Chart

(a)
•
The Gabelli Value composite represents fully discretionary, tax-exempt institutional accounts managed for at least one full quarter and meeting minimum account size requirements.  The minimum size requirement for inclusion in 1985 was $500,000; $1 million in 1986; and $5 million in 1987 and thereafter. The performance calculations include accounts under management during the respective periods. As of 12/31/07, the GAMCO Value composite included 41 accounts with an aggregate market value of $4.1 billion.  No two portfolios are identical.  Accounts not within this size and type may have experienced different results. Not all accounts in the Gabelli Value Composite are included in the composite.

•
Gabelli Value performance results are computed on a total-return basis, which includes all dividends, interest, and realized and unrealized gains and losses.  The summary of past performance is not intended as a prediction of future results.  Returns are presented in U.S. dollars.  All returns are before taxes and custodial fees. The inception date of the Gabelli Value composite is 10/1/77.

•
The compound annual growth rate from 1990 to present is net of actual fees and actual transaction costs.  The compound annual growth rate before 1990 reflects the calculation of a model investment fee (1% compounded quarterly) and actual transaction costs.

•	Gabelli Value Total Return represents the total net return of the composite from 10/1/77 through 12/31/07.

•	Beta is the measure of the Gabelli Value composite’s risk (volatility) in relation to the S&P 500 Index.

(b)
•
The S&P 500 is an unmanaged index of 500 U.S. stocks and performance represents total return of the index including reinvestment of dividends.  The Russell 2000 is an unmanaged index of 2,000 small capitalization stocks and performance represents total return of the index including reinvestment of dividends.  The performance figures for the Russell 2000 are based on an inception date of 1/1/79.  The S&P 500 and Russell 2000 do not necessarily reflect how a managed portfolio of equity securities would have performed.  The CPI is a widely-used measure of inflation, and the CPI+10 measure is used to show the results that would have been achieved by obtaining a rate of return that exceeded the CPI by a constant 10% as a basis of comparison versus the results of the Gabelli Value composite.

•	Up and down markets in the chart were determined by the performance of the S&P 500 Index during the respective periods.

-
GAM GAMCO Equity Fund was awarded Standard & Poor's AAA Rating for the fourth consecutive year and was one of only four S&P AAA rated funds out of the 1,268 fund Mainstream Sector Group. GAM GAMCO Equity Fund has been sub-advised by GAMCO Asset Management Inc. ("GAMCO") for London UK based Global Asset Management (GAM), since the fund's launch in October 1987.

Open and Closed-End Funds

-	The Gabelli Equity Income Fund and the Gabelli Small Cap Growth Fund both exceeded the $1.0 billion level in AUM at December 31, 2007. The GAMCO Gold Fund reached $500 million as of December 31, 2007.

-
Our 100% US Treasury Money Market Fund¹, exceeded $1 billion as investors fled enhanced-money market funds in favor of funds that focus on the highest quality U.S. Treasury instruments and superior yield.  The fund ranked third in total return for the 12 months ended December 31, 2007 among 83 US Treasury money market funds tracked by Lipper Inc.², For the 5 year and 10 year periods ended December 31, 2007, the fund ranked 2nd out of 66 funds and 3rd out of 49 funds, respectively, within that category.

-	70% of our rated Equity Assets had four or five-star ratings from Morningstar, compared to 53% within the asset management industry, according to Merrill Lynch’s December fund flows report.

(1) Past performance is no guarantee of future results. An investment in any money market fund is not insured or guaranteed by the US government, the Federal Deposit Insurance Corporation or any government agency. Although the Fund seeks to maintain the value of an investment at $1.00 per share it is possible to lose money by investing in the Fund. Dividend yields and returns have been enhanced due to expense limitations initiated by the Adviser. Equity funds involve the risk that the underlying investments may lose value.  Accordingly, it is possible to lose money by investing in these funds. Investing in gold stocks is considered speculative and is affected by a variety of worldwide economic, financial, and political risks. Small capitalization companies present greater risks than securities of larger more established companies. They trade less frequently and experience more abrupt price movements. Investors should consider the investment objectives, risks, sales charges and expense of the fund carefully before investing. The prospectus contains more complete information about this and other matters. The prospectus should be read carefully before investing. You can obtain a prospectus by calling Gabelli & Company, Inc. at 1-800-GABELLI (1-800-422-3554) or contacting your financial representative or by visiting http://www.gabelli.com.

(2) Lipper Inc. is a nationally-recognized independent provider of investment company data.

2007 Highlights

Since our initial public offering in February 1999, GBL has generated a 313% total return (including dividends) for its shareholders through December 31, 2007 versus a total return of 39% (including dividends) for the S&P 500 Index during the same period.  Our class A common stock, which is traded on the New York Stock Exchange under the symbol “GBL”, ended the year at a closing market price of $69.20.

During 2007, we returned $40.2 million of our earnings to shareholders through dividends and our stock buyback program. We paid $31.5 million, or $1.12 per share, in dividends to our common shareholders and purchased 186,400 million shares at $8.7 million, for an investment of $46.45 per share.

In 2007, we reported earnings of $2.79 per fully diluted share vs. $2.49 per fully diluted share in 2006.  Our net income for the full year ended December 31, 2007 was $79.6 million versus $71.9 million in the 2006 period, and revenues were $292.4 million in 2007 compared to $261.5 million in the prior year.  Our 2006 earnings are after a charge of $0.34 per fully diluted share related to previously disclosed discussions with the SEC.  See the "Regulatory Developments" section.

We ended 2007 with equity AUM of $29.9 billion versus $27.3 billion on December 31, 2006.  Overall, AUM were $31.0 billion on December 31, 2007 versus $28.1 billion at the end of 2006.  Our equity open-end mutual funds and closed-end funds reached AUM of $16.1 billion on December 31, 2007, an increase of approximately 13.5% from year-end 2006 of $14.2 billion, as our open-end equity mutual funds and closed-end funds had AUM of $9.8 billion and $6.3 billion, respectively.

Our liquid balance sheet, coupled with investment grade credit ratings from both Moody's and Standard & Poor's, provides access to financial markets and the flexibility to opportunistically add operating resources to our firm, repurchase our stock and consider strategic initiatives. As a result of GBL's shelf registration in the third quarter 2006, we have the right to issue any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount of $520 million.

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

On June 30, 2006, we and Cascade Investment L.L.C. ("Cascade") agreed to amend the terms of the $50 million convertible note issued by us (the "Note") and maturing in August 2011, as follows: increase the coupon rate of interest to 6% from 5% and raise the conversion price to $53 per GBL share from $52 per share, both effective on September 15, 2006. In addition, we and Cascade agreed to extend the exercise date for Cascade's put option until May 15, 2007. The expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving us the right to redeem the Note at 101% of its principal amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions. On April 18, 2007, the Company and Cascade amended the terms of the Note maturing in August 2011, to extend the exercise date for Cascade’s put option from May 15, 2007 to December 17, 2007 and to extend the expiration date of the related letter of credit to December 24, 2007. The put option expired on December 17, 2007, the related letter of credit expired on December 24, 2007, and the collateral securing the letter of credit was released and became unrestricted Company assets as of that date. Subsequent to year end, GBL filed a Form S-3 to register the resale of shares of GBL by Cascade. On January 22, 2008, Cascade elected to convert $10 million of the Note into 188,697 GBL shares. Cascade requested that the remaining $40 million face value of notes be segregated into eight notes each with a face value of $5 million.

Our research and institutional sales team at Gabelli & Company hosted six industry institutional investor symposiums and conferences during 2007.  These institutional investor symposiums and conferences provided an opportunity for the firm’s institutional clients to meet with the senior management teams of leading companies and gain insight on the dynamics within these industries.  Our events in 2007 included our 31st annual Automotive Aftermarket Symposium, our 18th annual Pump Valve & Motor Symposium, our 13th annual Aircraft Supplier Conference, fifth annual Dental Conference, our third annual RFID (Radio Frequency Identification) Conference, and our second annual Water Infrastructure conference.

Business Strategy

Our business strategy targets global growth of the franchise through continued leveraging of our proven asset management strengths including our brand name, long-term performance record, diverse product offerings and experienced investment, research and client service professionals.  In order to achieve growth in AUM and profitability, we are pursuing a strategy which includes the following key elements:

•
Incentive Fees and Fulcrum Fees. Our investment strategy is focused on adding stock specific alpha through our proprietary Private Market Value (PMV) with a CatalystTM equity research efforts.  We expect to receive an increasing portion of our revenues and earnings through various products with incentive and fulcrum fees.  Since we envision that a growing percentage of the firm's revenues will be directly linked to performance-based fees, this will also increase the variability of our revenues and profits.  As of December 31, 2007, over $1.6 billion of separate account assets are managed on a performance fee basis along with $1.1 billion of preferred issues of closed-end funds, the $400 million Gabelli Global Deal Fund and $460 million of investment partnership assets.  Unlike most money management firms, we elected not to receive a management fee on a majority of the preferred offerings in our closed-end funds until the fund’s overall performance exceeds each preferred’s nominal cost of capital. In addition, the incubation of new product strategies using proprietary capital will compensate the investment team with a performance fee model to reinforce our pay-for-performance approach.

•
Establishing Research and Relationship Centers. To extend our research into new areas and add to our core research competency, we opened two research offices in Shanghai and Singapore supplementing our existing offices in London, New York, Chicago, Greenwich CT, Reno, Palm Beach, and Minneapolis. We will continue to evaluate adding additional research offices throughout the world.

•
Introducing New Products and Services. We believe we have the capacity for development of new products and services around the Gabelli and GAMCO brands to complement our existing product offerings. New products since our initial public offering include:

-
Six closed-end funds: The Gabelli Dividend & Income Trust, Gabelli Global Deal Fund, The Gabelli Global Utility and Income Trust, The Gabelli Global Gold, Natural Resources & Income Trust, The Gabelli Utility Trust, and The Gabelli Healthcare and Wellness RX Trust.

-	Four open-end mutual funds: Gabelli Blue Chip Value Fund (1999), Gabelli Utilities Fund (1999) Gabelli Woodland Small Cap Value Fund (2003), and the Gabelli SRI Fund (2007).

-
Six offshore funds:  Gabelli Global Partners, Ltd., Gabelli European Partners, Ltd., Gabelli Japanese Value Partners, Ltd., GAMCO Performance Partners, Ltd., Gabelli Capital Structure Arbitrage Fund Ltd., and GAMCO SRI Partners, Ltd.

-
Eleven private limited partnerships:  Gemini Global Partners, L.P., Gabelli Capital Structure Arbitrage Fund LP., Gabelli European Partners, L.P., Gabelli Intermediate Credit, L.P., Gabelli Japanese Value Partners, L.P., Gabelli Associates Fund II, L.P., GAMCO Performance Partners, L.P., GAMA Select Energy Plus, L.P., GAMCO Telecom Plus, L.P. GAMCO Medical Opportunities, L.P., and Gabelli Umbrella Fund, L.P.

•
Promulgating the Gabelli “Private Market Value (PMV) with a CatalystTM” Investment Approach.  While we have expanded our investment product offerings, our “value investing” approach remains the core of our business.  This method is based on the value investing principles articulated by Graham & Dodd in 1934 and further augmented by Mario J. Gabelli, CFA with his development of Private Market Value (PMV) with a CatalystTM and his introduction of a catalyst into the value investment methodology.  The development of PMV analysis combined with the concept of a catalyst has evolved into our value investing approach, commonly referred to as Private Market Value (PMV) with a CatalystTM investing.

Private Market Value (PMV) with a CatalystTM investing is a disciplined, research-driven approach based on intensive security analysis.  In this process, we generally select stocks whose intrinsic value, based on our estimate of current asset value and future growth and earnings power, is significantly different from the value as reflected in the public market.  We then calculate the firm’s PMV, which is defined as the price an informed industrial buyer would be likely to pay to acquire the business.

To limit the time horizon in which the PMV is likely to be realized, we look for situations in which catalyst(s) is (are) are working to help eliminate the premium or realize the discount between the public market price and the estimated PMV.  Catalysts which are company specific include:  realization of hidden assets, recognition of underperforming subsidiaries, share buybacks, spin-offs, mergers and acquisitions, balance sheet changes, new products, accounting changes, new management and cross-shareholder unwinding.  Other catalysts are related to industry dynamics or macroeconomics and include but are not limited to: industry consolidation, deregulation, accounting, tax, pension and political reforms, technological change and the macroeconomic backdrop.  The time horizons for catalysts to trigger change can either be short-term, medium-term or long-term.

To further extend “value investing” and our fundamental research approach to stock selection:

-
We established the Gabelli Graham & Dodd, Murray, Greenwald Prize for Value Investing in coordination with the Columbia University Graduate School of Business.  The monetary prize is awarded each year at GAMCO’s annual client meeting to the individual who best exemplifies the goals of refining, extending, and disseminating the practice of Value Investing.

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

•
Increasing Presence in Private Wealth Management Market.  Our private wealth management business focuses, in general, on serving clients who have established an account relationship of $1 million or more with us.  According to industry estimates, the number of households with over $1 million in investable assets will continue to grow in the future, subject to ups and downs in the equity and fixed income markets.  With our 31-year history of serving this segment, long-term performance record, customized portfolio approach, dominant, tax-sensitive, buy-hold investment strategy, brand name recognition and broad array of product offerings, we believe that we are well-positioned to capitalize on the growth opportunities in this market.

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

•
Attracting and Retaining Experienced Professionals.  We have increased the scope of our investment management capabilities by adding portfolio managers and other investment personnel in order to expand our broad array of products.  The ability to attract and retain highly-experienced investment and other professionals with a long-term commitment to us and our clients has been, and will continue to be, a significant factor in our long-term growth. In December 2007, we issued 385,400 restricted stock awards to our professional staff recommended by and excluding Mr. Gabelli, which have three- and five-year vesting, and will reward long-term commitment to our goals.

•
Sponsorship of Industry Conferences. Gabelli & Company, our institutional research boutique, sponsors industry conferences and management events throughout the year. At these conferences and events, senior management from leading industry companies share their thoughts on the industry, competition, regulatory issues and the challenges and opportunities in their businesses with portfolio managers and securities analysts.

•
Hosting of Institutional Investor Symposiums.  We have a tradition of sponsoring institutional investor symposiums that bring together prominent portfolio managers, members of academia and other leading business professionals to present, discuss and debate current issues and topics in the investment industry.

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

We believe that we have the entrepreneurial flexibility and corporate resumé to pursue acquisitions and alliances.

We believe that our growth to date is traceable to the following factors:

•
Strong Industry Fundamentals:  According to data compiled by the U.S. Federal Reserve, the investment management industry has grown faster than more traditional segments of the financial services industry, including the banking and insurance industries. Since GBL began managing institutional separate accounts in 1977, world equity markets have grown at a 12.9% compounded annual growth rate through December 31, 2007 to nearly $61 trillion(a).  The U.S. equity market comprises about $17.7 trillion(a) or roughly 29% of world equity markets.  We believe that demographic trends and the growing role of money managers in the placement of capital compared to the traditional role played by banks and life insurance companies will result in continued growth of the investment management industry.

•
Long-Term Performance: We have a superior long-term record of achieving relatively high returns for our Separate Account clients. We believe that our performance record represents a competitive advantage and a recognized component of our franchise.

•
Stock Market Gains: Since we began managing institutional separate accounts in 1977, our traditional value-oriented separate account composite has earned a compound annual return of 17.7% net of fees versus a compound annual return of 12.8% for the S&P 500 through December 31, 2007.  Since our initial public offering in February 1999 through December 2007, the compound annual return for our traditional value-oriented separate account composite was 10.5% versus the S&P 500’s compound annual total return of 3.7%.

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

Our AUM are organized principally in three groups:  Separate Accounts, Mutual Funds and Investment Partnerships.

Separate Accounts – Institutional and Private Wealth Management:  Since 1977, we have provided investment management services through our subsidiary GAMCO to a broad spectrum of institutional and private wealth investors.  At December 31, 2007, we had $13.3 billion of AUM in approximately 1,700 separate accounts, representing approximately 43% of our total AUM. We currently provide advisory services to a broad range of investors, the majority of which (in total number of accounts) are private wealth management client accounts – defined as individuals and their retirement assets generally having minimum account balances of $1 million.  As of December 31, 2007, Institutional client accounts, which include corporate pension and profit sharing plans, jointly-trusteed plans and public funds, represented 41% of the Separate Accounts assets and 7% of the accounts. Private wealth management accounts comprised approximately 83% of the total number of Separate Accounts and approximately 29% of the assets as of December 31, 2007.

Private wealth management clients are attracted to us by our gross returns and the tax efficient nature of the underlying investment process in these traditional products.  Foundation and endowment fund assets represented an additional 9% of the number of Separate Accounts and approximately 10% of the assets.  The sub-advisory portion of the Separate Accounts (where we act as sub-advisor to certain other third-party investment funds) held approximately $2.6 billion or 19% of total Separate Account assets with less than 1% of the number of accounts.

The ten largest relationships comprised approximately 44% of our total Separate Account AUM and approximately 24% of our total Separate Account revenues as of and for the year ended December 31, 2007, respectively.

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

At December 31, 2007, over 85% of our assets in Separate Accounts (excluding sub-advisory assets) were obtained through direct sales relationships.  Sales efforts are conducted on a regional and product specialist basis.  Members of the sales and marketing staff for the Separate Accounts business have an average of more than ten years of experience with us and focus on developing and maintaining direct, long-term relationships with their Separate Account clients.  The firm will host its 23rd Annual Client Conference in May 2008. This two-day event will kick off with a gathering at the American Museum of Natural History in New York followed by presentations by our portfolio managers and analysts the following day.  Along with these client seminars, we continue to establish and staff relationship offices around the country.

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

Open and Closed-End Funds:  We provide advisory services to (a) twenty-one open-end mutual funds and nine closed-end funds of which one open-end fund is managed by an unaffiliated advisor; and (b) the Westwood family of funds, consisting of six open-end mutual funds, three of which are managed on a day-to-day basis by Westwood Management Corporation, a wholly-owned subsidiary of Westwood Holdings Group (collectively, the "Mutual Funds").  At December 31, 2007, we had $17.2 billion of AUM in open-end mutual funds and closed-end funds, representing approximately 56% of our total AUM.  Our equity mutual funds and closed-end funds were $16.1 billion in AUM on December 31, 2007, 13.5% ahead of the $14.2 billion on December 31, 2006.

During January 2006, eight open-end Mutual Funds changed their names to GAMCO from Gabelli.  The GAMCO name more appropriately represents the various investment strategies offered to investors by Gabelli Funds, LLC ("Funds Advisor"), including growth, gold, convertible securities and contrarian.  Funds continuing to use the Gabelli name primarily represent value portfolios managed in the absolute return, research-driven Private Market Value (PMV) with a CatalystTM style.  This name change has no effect on the management, the investment objective, or the investment strategy of each fund.

The eight GAMCO branded open-end mutual funds are:

GAMCO	Growth
GAMCO	International Growth
GAMCO	Gold
GAMCO	Global Telecommunications
GAMCO	Global Growth
GAMCO	Global Opportunity
GAMCO	Global Convertible Securities
GAMCO	Mathers

The Gabelli brand continues to represent our “Value” business, primarily representing our absolute return, research-driven Private Market Value (PMV) with a CatalystTM funds including the GAMCO Westwood Mighty MitesSM micro-cap value fund, GAMCO Westwood SmallCap Equity Fund, GAMCO Westwood Income Fund and the Global Telecommunications Fund, which are value portfolio but retains the GAMCO Global series name. The Gabelli brand also includes The Gabelli Blue Chip Value Fund and The Gabelli Woodland Small Cap Growth Fund as well as all of the closed-end funds.

The GAMCO brand encompasses a panoply of portfolios. It is the brand for our “Growth” business, which is primarily represented by The GAMCO Growth Fund, The GAMCO Global Growth Fund, and The GAMCO International Growth Fund.  GAMCO also includes other distinct investment strategies and styles including our gold, convertible securities and contrarian funds.

Open-end Funds

On December 31, 2007, we had $10.9 billion of AUM in twenty seven open-end mutual funds. At year-end, of the AUM in open-end mutual funds having an overall rating from Morningstar, Inc. ("Morningstar") 81% were ranked "three stars" or better, with approximately 70% ranked "five stars" or "four stars" on an overall basis (i.e., derived from a weighted average of the performance figures associated with its three-, five-, and ten-year Morningstar Rating metrics).  There can be no assurance, however, that these funds will be able to maintain such ratings or that past performance will be indicative of future results.

At December 31, 2007, approximately 33% of our AUM in open-end, equity mutual funds had been obtained through direct sales relationships. We also sell our open-end mutual funds through Third-Party Distribution Programs, particularly No-Transaction Fee (“NTF”) Programs, and have developed additional classes of shares for many of our mutual funds for sale through additional third-party distribution channels on a commission basis.  At December 31, 2007, Third Party Distribution Programs accounted for approximately 67% of all assets in open-end funds.

In June 2007, The Gabelli SRI Fund was launched.  This is an open-end fund that will invest according to the Fund's stated socially responsible guidelines.

Closed-end Funds

We act as investment advisor to nine closed-end funds, seven of which trade on the NYSE: Gabelli Equity Trust (GAB), Gabelli Global Deal Fund (GDL), Gabelli Global Multimedia Trust (GGT), The Gabelli Healthcare & Wellness Rx Trust (GRX), Gabelli Convertible and Income Securities Fund (GCV), Gabelli Utility Trust (GUT) and Gabelli Dividend & Income Trust (GDV) and two that trade on the American Stock Exchange (“AMEX”): Gabelli Global Utility & Income Trust (GLU) and Gabelli Global Gold, Natural Resources & Income Trust (GGN). As of December 31, 2007, the nine Gabelli closed-end funds had total assets of $6.3 billion, representing 36.8% of the total assets in our Mutual Funds business.

The Gabelli Equity Trust, which raised $400 million through its initial public offering in August 1986, finished its 21st year with net assets of $2.0 billion.  In September 2005, the Equity Trust completed its first acquisition of the assets of another closed-end investment company, Sterling Capital Corporation, with total assets of $18.3 million.  In October 2005, the Equity Trust completed a heavily over-subscribed rights offering, retaining gross proceeds of $143.7 million.  Since inception, the Equity Trust has distributed $1.953 billion in cash to common shareholders through its 10% Distribution Policy and has spun off three other closed-end funds, the Gabelli Global Multimedia Trust, the Gabelli Utility Trust and the Gabelli Health Care and Wellness Rx Trust . In 2006, the Equity Trust also received net proceeds of $144.8 million of assets attributable to the 6.20% Series F Preferred Stock.

The Gabelli Dividend & Income Trust, launched in November 2003, raised $196.6 million in net proceeds through its placement of Series D and Series E Preferred Shares in November 2005.  The Gabelli Dividend & Income Trust, which invests primarily in dividend-paying equity securities, had a total annualized return of 12.2% since inception and net assets of $2.5 billion as of December 31, 2007.

The Gabelli Global Gold, Natural Resources & Income Trust raised gross proceeds of $332 million through its initial public offering in March 2005 and $20 million through the exercise of the underwriters’ overallotment option in May 2005.  The Gabelli Global Gold, Natural Resources & Income Trust, which invests primarily in equity securities of gold and natural resources companies and utilizes a covered call option writing program to generate current income, had a total annualized return of 26.2% since inception and net assets of $634 million as of December 31, 2007.

In January 2007, we launched the Gabelli Global Deal Fund (NYSE: GDL), a closed-end fund which will seek to achieve its investment objective by investing primarily in announced merger and acquisition transactions and, to a lesser extent, in corporate reorganizations involving stubs, spin-offs and liquidations. In May 2007, the shareholders of the Gabelli Equity Trust approved the spin-off of the Gabelli Healthcare & WellnessRx Trust (NYSE: GRX), our ninth closed-end fund.

A detailed description of our Mutual Funds is provided within this Item 1 beginning on page 18.

Investment Partnerships:  We manage Investment Partnerships through our 92% majority-owned subsidiary, Gabelli Securities, Inc. ("GSI"). The Investment Partnerships consist primarily of limited partnerships, offshore funds, separate accounts and sub-advisory relationships within the following investment strategies: merger arbitrage, event-driven long/short equity funds, sector-focused funds and merchant banking. We had $460 million of Investment Partnership AUM.

We introduced our first investment partnership, a merger arbitrage partnership, in 1985.  An offshore version of this strategy was added in 1989.  Building on our strengths in global event-driven value investing, several new Investment Partnerships have been added to balance investors’ geographic, strategy and sector needs.  Today we offer a broad range of absolute return products. Within our merger arbitrage strategy, we manage approximately $362 million of assets for investors who seek positive returns not correlated to fluctuations of the general market. These funds seek to drive returns by investing in announced merger and acquisition transactions that are primarily dependent on deal closure and less on the overall market environment.  In event-driven strategies, we manage $40 million of assets focused on the U.S., Japanese, and European markets.  We also manage a series of sector-focused absolute return funds designed to offer investors a mechanism to diversify their portfolios by global economic sector rather than by geographic region.  We currently offer four sector-focused portfolios: the Gabelli International Gold Fund Ltd., GAMA Select Energy Plus, L.P., GAMCO Telecom +, L.P., and GAMCO Medical Opportunities, L.P.   Merchant banking activities are carried out through ALCE Partners, L.P. and Gabelli Multimedia Partners, L.P., both of which are closed to new investors. In 2006, in response to SEC registration proposals, GSI registered as an investment advisor for all of the investment partnerships.

Our Investment Partnerships have been marketed primarily by our direct sales force to private wealth clients and institutions.  We intend to expand product offerings, both domestic and international, and the geographic composition of our customer base in Investment Partnerships.  It is our expectation that the assets invested in these products will provide a growing source of revenues in the future.

Assets Under Management

The following table sets forth total AUM by product type as of the dates shown and their compound annual growth rates ("CAGR"):

Assets Under Management
By Product Type
(Dollars in millions)

						January 1,
						2003 to
						December 31,
	At December 31,					2007	% Change
	2003	2004	2005	2006	2007	CAGR(a)	2007 / 06
Equity:
Mutual Funds	$11,618	$12,371	$12,963	$14,195	$16,115	14.8%	13.5%
Institutional & Private Wealth Management
Direct	9,106	9,881	9,550	10,282	10,708	7.7	4.1
Sub-advisory	3,925	3,706	2,832	2,340	2,584	(0.2)	10.4
Total Equity	24,649	25,958	25,345	26,817	29,407	10.2	9.7
Fixed Income:
Money Market Mutual Funds	1,703	1,488	724	734	1,112	(10.7)	50.8
Bond Mutual Funds	11	11	11	10	10	(4.7)	-
Institutional & Private Wealth Management	504	388	84	50	24	(47.7)	(52.0)
Total Fixed Income	2,218	1,887	819	794	1,146	(15.0)	44.3
Investment Partnerships:
Investment Partnerships	692	814	634	491	460	(4.5)	(6.3)
Total Assets Under Management	$27,559	$28,659	$26,798	$28,102	$31,013	7.9	10.4
Breakdown of Total Assets Under Management:
Mutual Funds	$13,332	$13,870	$13,698	$14,939	$17,237	11.4	15.4
Institutional & Private Wealth Management
Direct	9,610	10,269	9,634	10,332	10,732	6.1	3.9
Sub-advisory	3,925	3,706	2,832	2,340	2,584	(0.2)	10.4
Investment Partnerships	692	814	634	491	460	(4.5)	(6.3)
Total Assets Under Management	$27,559	$28,659	$26,798	$28,102	$31,013	7.9	10.4
(a)   Compound annual growth rate.

Summary of Investment Products

We manage assets in the following wide spectrum of investment products and strategies, many of which are focused on fast-growing areas:

U.S. Equities:	Global and International Equities:	Investment Partnerships:
All Cap Value	International Growth	Merger Arbitrage
Large Cap Value	Global Growth	U.S. Long/Short
Large Cap Growth	Global Value	Global Long/Short
Mid Cap Value	Global Telecommunications	European Arbitrage
Small Cap Value	Global Multimedia	Japanese Long/Short
Small Cap Growth	Gold	Sector-Focused
Micro Cap		- Energy
Natural Resources	U.S. Fixed Income:	- Global Telecom
Real Estate	Corporate	- Gold
Utilities	Government	- Medical Opportunities
Non-Market Correlated	Municipals	Merchant Banking
Options Income	Asset-backed
Intermediate
Convertible Securities:	Short-term	U.S. Balanced:
U.S. Convertible Securities		Balanced Growth
Global Convertible Securities		Balanced Value

In 2007, we continued to develop the skills of our investment team by allocating firm capital to incubate investment strategies. This began with a capital structure arbitrage strategy (2004) and now includes a merger-arbitrage, a global trading strategy as well as investment accounts for a designated group of analysts.

Additional Information on Mutual Funds

The Mutual Funds include twenty-seven open-end mutual funds and nine closed-end funds which had total assets as of December 31, 2007 of $17.2 billion. The open-end Mutual Funds are available to individuals and institutions on both a no-load and commission basis, while the closed-end funds are listed and traded on either the NYSE or the AMEX.  At December 31, 2007, the open-end funds had total net assets of $10.9 billion and the closed-end funds had total net assets of $6.3 billion. The assets managed in the closed-end funds represent approximately 37% of the assets in the Mutual Funds group and 20% of the total AUM at December 31, 2007. Our AUM consist of a broad range of U.S. and international stock, bond and money market mutual funds that meet the varied needs and objectives of our Mutual Fund shareholders. At December 31, 2007, approximately 33% of our AUM in open-end Mutual Funds had been obtained through direct sales relationships.

Through our affiliates, we act as advisor to all of the Mutual Funds, except with respect to the Gabelli Capital Asset Fund for which we act as a sub-advisor and Guardian Investment Services Corporation, an unaffiliated company, acts as manager. As sub-advisor, we make day-to-day investment decisions for the $229 million Gabelli Capital Asset Fund.

Funds Advisor, a wholly-owned subsidiary of GBL, acts as the investment advisor for all of the Mutual Funds other than the Westwood family of funds.

Teton Advisors, Inc. ("Teton", formerly Gabelli Advisers, Inc. until January 24, 2008), a subsidiary controlled by GBL, acts as investment advisor to the Westwood family of funds and has retained Westwood Management Corporation, a NYSE listed company (NYSE: WHG), to act as sub-advisor for three of the six portfolios. The GAMCO Westwood Mighty MitesSM Fund, launched in May 1998, along with the GAMCO Westwood Smallcap Equity Fund and GAMCO Westwood Income Fund, are advised solely by Teton, using a team investment approach. Westwood Management Corporation owns an approximately 19.0% equity interest in Teton.

The following table lists the Mutual Funds, together with the December 31, 2007 Morningstar overall rating, where rated (ratings are not available for the money-market mutual funds and other mutual funds, which collectively represent 27.4% of the AUM in the Mutual Funds), provides a description of the primary investment objective, fund characteristics, fees, the date that the mutual fund was initially offered to investors and the AUM in the mutual funds as of December 31, 2007.

Net Assets as of
December 31,
Fund			Advisory	12b-1	Initial	2007
(Morningstar Overall	Primary Investment	Fund	Fees	Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)	(%)	Date	($ in millions)

OPEN-END FUNDS:

EQUITY INCOME:

The Gabelli Equity	High level of total return	Class AAA:	1.00	.25	01/02/92	$1,263
Income Fund	with an emphasis on	No-load,
«««««	income-producing equities	Open-end,
	with yields greater than	Diversified
	the S&P 500 average.	Multi-class Shares (2)

GAMCO Westwood	Both capital appreciation	Class AAA:	.75	.25	10/01/91	$157
Balanced Fund	and current income using	No-load,
««««	portfolios containing stocks,	Open-end,
	bonds, and cash as appropriate	Diversified
	in light of current economic	Multi-class shares (2)
and business conditions.

GAMCO Westwood	High level of current income	Class AAA:	1.00 (9)	.25	09/30/97	$12
Income Fund	as well as long-term capital	No-load,
««««	appreciation by investing	Open-end,
	primarily in income producing	Diversified
	equity and fixed income	Multi-class shares (2)
securities.

VALUE:

GAMCO Westwood	Capital appreciation through a	Class AAA:	1.00	.25	01/02/87	$194
Equity Fund	diversified portfolio of equity	No-load,
«««««	securities using bottom-up	Open-end,
	fundamental research with a	Diversified
	focus on identifying	Multi-class shares (2)
well-seasoned companies.

The Gabelli Asset	Growth of capital as a primary	Class AAA:	1.00	.25	03/03/86	$2,973
Fund	investment objective, with	No-load,
««««	current income as a secondary	Open-end,
	investment objective. Invests in	Diversified
	equity securities of companies	Multi-class shares (2)
selling at a significant discount
to their private market value.

The Gabelli Blue Chip	Capital appreciation through	Class AAA:	1.00	.25	08/26/99	$32
Value Fund	investments in equity securities	No-load,
««««	of established companies, which	Open-end,
	are temporarily out of favor and	Diversified
	which have market capitalizations	Multi-class shares (2)
in excess of $5 billion.

SMALL CAP VALUE:

The Gabelli Small Cap	High level of capital appreciation	Class AAA:	1.00	.25	10/22/91	$1,048
Growth Fund	from equity securities of smaller	No-load,
««««	companies with market	Open-end,
	capitalization of $2 billion or less	Diversified
	at the time of purchase.	Multi-class Shares (2)

Net Assets as of
December 31,
Fund			Advisory	12b-1	Initial	2007
(Morningstar Overall	Primary Investment	Fund	Fees	Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)	(%)	Date	($ in millions)

The Gabelli Woodland	Long Term capital appreciation	Class AAA:	1.00 (9)	.25	12/31/02	$9
Small Cap Value Fund	investing at least 80% of its	No-load,
««	in equity securities of	Open-end,
	companies with market	Non-diversified
	capitalizations less than	Multi-class shares (2)
the greater of $3.0 billion
or the largest company
in the Russell 2000 Index.

GAMCO Westwood	Long-term capital	Class AAA:	1.00 (9)	.25	04/15/97	$10
SmallCap Equity Fund	appreciation, investing	No-load,
««	at least 80% of its assets	Open-end,
	in equity securities of	Diversified
	companies with market	Multi-class shares (2)
capitalizations of $2.5 billion
or less at the time of purchase.

FOCUSED VALUE:

The Gabelli Value	High level of capital	Class A:	1.00	.25	09/29/89	$827
Fund	appreciation from	Front end-load,
««	undervalued equity	Open-end
	securities that are	Non-diversified
	held in a concentrated	Multi-class shares (2)
portfolio.
GROWTH:

The GAMCO Growth	Capital appreciation from	Class AAA:	1.00	.25	04/10/87	$949
Fund	companies that have	No-load,
««««	favorable, yet undervalued,	Open-end,
	prospects for earnings	Diversified
	growth. Invests in equity	Multi-class Shares (2)
securities of companies
that have above-average
or expanding market
shares and profit margins.

GAMCO International	Capital appreciation	Class AAA:	1.00	.25	06/30/95	$58
Growth Fund	by investing primarily	No-load,
««	in equity securities of	Open-end,
	foreign companies with	Diversified
	rapid growth in revenues	Multi-class shares (2)
and earnings.

AGGRESSIVE GROWTH:

The GAMCO Global	High level of capital	Class AAA:	1.00	.25	02/07/94	$107
Growth Fund	appreciation through	No load,
«««	investment in a	Open-end,
	portfolio of equity	Non-diversified
	securities focused on	Multi-class shares (2)
companies involved
in the global marketplace.
MICRO-CAP:

GAMCO Westwood	Long-term capital appreciation	Class AAA:	1.00	.25	05/11/98	$57
Mighty MitesSM Fund	by investing primarily	No load,
««««	In equity securities with	Open-end,
	Market capitalization	Diversified
	of $300 million or less	Multi-class shares (2)
at the time of purchase.

Net Assets as of
December 31,
Fund			Advisory	12b-1	Initial	2007
(Morningstar Overall	Primary Investment	Fund	Fees	Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)	(%)	Date	($ in millions)

SPECIALTY EQUITY:

The GAMCO Global	High level of capital	Class AAA:	1.00 (9)	.25	05/11/98	$23
Opportunity Fund	appreciation through	No-load,
«««	worldwide investments	Open-end,
	in equity securities.	Non-diversified
Multi-class shares (2)

The GAMCO Global	High level of total return	Class AAA:	1.00 (9)	.25	02/03/94	$10
Convertible	through a combination of	No-load,
Securities Fund	current income and capital	Open-end,
«««	Appreciation through	Non-diversified
	investment in convertible	Multi-class shares (2)
securities of U.S. and
non-U.S. issuers.

The Gabelli Capital Asset	Capital appreciation from	No-load,	.75	n/a	05/01/95	$229
Fund	equity securities of companies	Open-end,
(not rated) (8)	selling at a significant	Diversified,
	discount to their private	Variable Annuity
market value.

The Gabelli SRI Fund	Capital appreciation from	Class A	1.00 (9)	.25	6/1/07	$2
(not rated) (8)	equity securities of companies	No-load,
	the fund deems to be	Open-end,
	socially responsible.	Diversified,
Multi-class shares (2)

SECTOR:

GAMCO Gold	Seeks capital	Class AAA:	1.00	.25	07/11/94	$510
Fund	appreciation and	No-load,
«««	employs a value	Open-end,
	approach to investing	Diversified
	primarily in equity	Multi-class shares (2)
securities of gold-
related companies
worldwide.

The GAMCO Global	High level of capital	Class AAA:	1.00	.25	11/01/93	$313
Telecommunications	appreciation through	No-load,
Fund	worldwide investments	Open-end,
«««	in equity securities,	Non-diversified
	including the U.S.,	Multi-class shares (2)
primarily in the
telecommunications
industry.

The Gabelli Utilities	High level of total return through	Class AAA:	1.00	.25	08/31/99	$739
Fund	a combination of capital	No-load,
«	appreciation and current income	Open-end,
	from investments in utility	Diversified
	companies.	Multi-class shares (2)

ABSOLUTE RETURN:

The Gabelli ABC Fund	Total returns that are	No-load,	.50 (7)	n/a (7)	5/14/93	$183
	attractive to investors	Open-end,
««	in various market conditions	Non-diversified
without excessive risk of
capital loss, utilizing certain
arbitrage strategies and
investing in value orientated
common stocks at a significant
discount to their PMV.

						Net Assets as of
						December 31,
Fund			Advisory	12b-1	Initial	2007
(Morningstar Overall	Primary Investment	Fund	Fees	Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)	(%)	Date	($ in millions)

CONTRARIAN:

Comstock	Capital appreciation and current	Class A	1.00	.25	10/10/85	$38
Capital Value Fund	income through investment in a	Load,
(not rated) (8)	highly diversified portfolio of	Open-end,
	securities.	Diversified
Multi-class shares (2)

Comstock	Capital appreciation and current	Class A	.85	.25	05/26/88	$5
Strategy Fund	income through investment in a	Load,
(not rated) (8)	portfolio of debt securities.	Open-end,
Non-Diversified
Multi-class shares (2)

GAMCO Mathers	Long-term capital appreciation	Class AAA:	1.00	.25	8/19/65	$26
Fund	in various market conditions	No-load,
«	without excess risk of capital loss.	Open-end,
Diversified

FIXED INCOME:

GAMCO Westwood	Total return and current	Class AAA:	.60 (9)	.25	10/01/91	$10
Intermediate Bond	income, while limiting	No-load,
Fund	risk to principal. Pursues	Open-end,
««	higher yields than shorter	Diversified
	maturity funds and has	Multi-class shares (2)
more price stability than
generally higher yielding
long-term funds.

CASH MANAGEMENT-MONEY MARKET:

The Gabelli U.S. Treasury	High current income	Money Market,	.30 (9)	n/a	10/01/92	$1,111
Money Market Fund	with preservation of	Open-end,
(11)	principal and	Diversified
liquidity, while
striving to keep
expenses among the
lowest of all U.S.
Treasury money market
funds.

Net Assets as of
December 31,
Fund			Advisory	12b-1	Initial	2007
(Morningstar Overall	Primary Investment	Fund	Fees	Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)	(%)	Date	($ in millions)

CLOSED-END FUNDS:

The Gabelli Equity	Long-term growth of	Closed-end,	1.00 (10)	n/a	08/14/86	$1,990
Trust Inc.	capital by investing	Non-diversified
(not rated) (8)	in equity securities.	NYSE Symbol: GAB

The Gabelli	High total return	Closed-end,	1.00 (10)	n/a	07/03/89	$149
Convertible and Income	from investing	diversified
Securities Fund Inc. (4)	primarily in	NYSE Symbol: GCV
«««	convertible
instruments.

The Gabelli Global	Long-term capital	Closed-end,	1.00 (10)	n/a	11/15/94	$251
Multimedia Trust Inc. (3)	appreciation from	Non-diversified
(not rated) (8)	equity investments in	NYSE Symbol: GGT
global telecommunications,
media, publishing and
entertainment holdings.

The Gabelli	High total return from	Closed-end,	1.00 (10)	n/a	07/09/99	$300
Utility Trust (5)	investments primarily in	Non-diversified
«««	securities of companies	NYSE Symbol: GUT
involved in gas, electricity
and water industries.

The Gabelli	Qualified dividend income	Closed-end,	1.00 (10)	n/a	11/24/03	$2,476
Dividend & Income	and capital appreciation	Non-diversified
Trust	potential.	NYSE Symbol: GDV
««««

The Gabelli	A consistent level of after-tax	Closed-end,	1.00	n/a	5/28/04	$78
Global Utility & Income	total return with an emphasis	Non-diversified
Trust	on tax-advantaged dividend	AMEX Symbol: GLU
«««	income.

The Gabelli	High level of current income	Closed-end,	1.00	n/a	3/29/05	$634
Global Gold, Natural	through an option writing strategy	Non-diversified
Resources & Income Trust	on equity securities owned in the	AMEX Symbol: GGN
(not rated) (8)	gold and natural resources
industries.

The Gabelli Global Deal Fund	Achieve absolute return through	Closed-end,	0.50	n/a	1/26/07	$394
	in various market conditions	Non-diversified
	without excessive risk of	NYSE Symbol: GDL
capital.

The Gabelli Healthcare	Seeks long-term growth of	Closed-end,	1.00	n/a	6/28/07	$68
and Wellness Rx Fund (6)	capital within the health and	Non-diversified
	wellness industries.	NYSE Symbol: GRX

(1)
Morningstar RatingTM as of December 31, 2007. For each fund with at least a three-year history, Morningstar calculates a Morningstar RatingTM based on a Morningstar risk-adjusted return measure that accounts for variation in a fund’s monthly performance (including the effects of sales charges, loads and redemption fees) placing more emphasis on downward variations and rewarding consistent performance.  The top 10% of the funds in an investment category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star.  The Overall Morningstar Rating for a fund is derived from a weighted average of the performance figures associated with its three, five, and ten-year (if applicable) Morningstar Rating metrics.  Morningstar Ratings are shown for the respective class shown; other classes may have different performance characteristics.  There were 378 Conservative Allocation funds rated for three years, 232 funds for five years and 110 funds for ten years (GAMCO Mathers Fund).  There were 413 Mid-Cap Blend funds rated for three years, 329 funds for five years and 140 funds for ten years (The Gabelli Asset Fund, The Gabelli ABC Fund, The Gabelli Value Fund).  There were 1,132 Large Value funds rated for three years, 902 funds for five years and 413 funds for ten years (The Gabelli Blue Chip Value Fund, GAMCO GAMCO Westwood Equity Fund, The Gabelli Equity Income Fund).  There were 69 Convertibles funds rated for three years, 60 funds for five years and 47 funds for ten years (The GAMCO Global Convertible Securities Fund).  There were 432 World Stock funds rated for three years, 380 funds for five years and 184 funds for ten years (The GAMCO Global Growth Fund, The GAMCO Global Opportunity Fund).  There were 42 Specialty-Communications funds rated for three years, 40 funds for five years and 12 funds for ten years (The GAMCO Global Telecommunications Fund).  There were 59 Specialty-Precious Metals funds rated for three years, 53 funds for five years and 28 funds for ten years (GAMCO Gold Fund).

There were 1,420 Large Growth funds rated for three years, 1,196 funds for five years and 552 funds for ten years (The GAMCO Growth Fund).  There were 169 Foreign Large Growth funds rated for three years, 153 funds for five years and 67 funds for ten years (GAMCO International Growth Fund).  There were 332 Small Value funds rated for three years, 254 funds for five years and 91 funds for ten years (The Gabelli Small Cap Growth Fund, GAMCO Westwood Mighty MitesSM Fund, Gabelli Woodland Small Cap Value Fund).  There were 93 Specialty-Utilities funds rated for three years, 77 funds rated for five years and 54 funds for ten years (The Gabelli Utilities Fund).  There were 871 Moderate Allocation funds rated for three years, 685 funds for five years and 393 funds for ten years (GAMCO Westwood Balanced Fund).  There were 953 Intermediate-Term Bond funds rated for three years, 812 funds for five years and 408 funds for ten years (GAMCO Westwood Intermediate Bond Fund).  There were 262 Specialty-Real Estate funds rated for three years and 187 funds for five years and 78 funds for ten years (GAMCO Westwood Income Fund).  There were 502 Small Blend funds rated for three years and 395 funds for five years and 160 funds for ten years (GAMCO Westwood SmallCap Equity Fund, The Gabelli Woodland Small Cap Value Fund).  (a) 2007 Morningstar, Inc. All Rights reserved.  This information is (1) proprietary to Morningstar and/or its content providers (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely.  Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.  Past performance is no guarantee of future results.

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

(3)	The Gabelli Global Multimedia Trust Inc. was formed in 1994 through a spin-off of assets from The Gabelli Equity Trust.

(4)	The Gabelli Convertible and Income Securities Fund Inc. was originally formed in 1989 as an open-end investment company and was converted to a closed-end investment company in March 1995.

(5)	The Gabelli Utility Trust was formed in 1999 through a spin-off of assets from The Gabelli Equity Trust.

(6)	The Gabelli Healthcare and WellnessRX Trust was formed in 2007 through a spin-off of assets from The Gabelli Equity Trust.

(7)
Funds Advisor has reduced the Advisory fee from 1.00% to 0.50% since April 1, 2002.  Gabelli & Company waived receipt of the 12b-1 Plan distribution fees as of January 1, 2003, and on February 25, 2004, the Fund’s Board of Directors agreed with the Funds Advisor’s request to terminate the 12b-1 Plan. The advisory fee was contractually set at 0.50% as of May 1, 2007.

(8)	Certain funds are not rated because they do not have a three-year history, or there are not enough similar funds in the category determined by Morningstar.

(9)
Funds Advisor has an agreement in place to waive its advisory fee or reimburse expenses of the Fund to maintain fund expenses at a specified level for Class AAA shares; multi-class shares have separate limits as described in the Fund’s prospectus.  (The Gabelli Woodland Small Cap Value Fund – 2.00%; GAMCO Westwood Income Fund – 1.50%; The GAMCO Global Opportunity Fund – 2.00%; The GAMCO Global Convertible Securities Fund – 2.00%; The Gabelli SRI Fund - 2.00%; GAMCO Westwood SmallCap Equity Fund – 1.50%; GAMCO Westwood Intermediate Bond Fund – 1.00%; The Gabelli U.S. Treasury Money Market Fund –0.08% through September 30, 2007.  Such agreements are renewable annually).

(10)	Funds Advisor has agreed to reduce its advisory fee on the liquidation value of preferred stock outstanding if certain performance levels are not met.

(11)
The Gabelli U.S. Treasury Money Market Fund ranked in the top tier in total return for the 12 months ended December 31, 2007 among 83 US Treasury money market funds tracked by Lipper Inc. For the 5 year and 10 year periods ended December 31, 2007, the fund ranked 2nd out of 66 funds and 3rd out of 49 funds, respectively, within that category. Investment returns and yield will fluctuate. An investment in a money market fund is not guaranteed by the United States government nor insured by the Federal Deposit Insurance Corporation or any government agency. Although the Fund seeks to preserve the value of an investment at $1.00 per share, it is possible to lose money by investing on the Fund.

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

On December 30, 2004, the shareholders of The Gabelli ABC Fund voted to approve a charter amendment that would require investment accounts held at the fund's transfer agent, State Street Bank & Trust Company, be directly registered to the beneficial owners of the fund.  The action, which was recommended by Funds Advisor and approved by the fund’s Board of Directors, permits the redemption of shares held through certain brokers and financial consultants in omnibus and individual accounts where the beneficial owner is not disclosed.

Our marketing efforts for the Mutual Funds are currently focused on increasing the distribution and sales of our existing funds as well as creating new products for sale through our distribution channels. We believe that our marketing efforts for the Mutual Funds will continue to generate additional revenues from investment advisory fees. We have traditionally distributed most of our open-end Mutual Funds by using a variety of direct response marketing techniques, including telemarketing and advertising, and as a result we maintain direct relationships with many of our no-load open-end Mutual Fund customers. Beginning in late 1995, we expanded our product distribution by offering several of our open-end Mutual Funds through Third-Party Distribution Programs, including NTF Programs. In 1998 and 1999, we further expanded these efforts to include substantially all of our open-end Mutual Funds in Third-Party Distribution Programs. More than 33% of the AUM in the open-end Mutual Funds are still attributable to our direct response marketing efforts. Third-Party Distribution Programs have become an increasingly important source of asset growth for us.  Of the $9.8 billion of AUM in the open-end equity Mutual Funds as of December 31, 2007, approximately 67% were generated through Third-Party Distribution Programs.  We are responsible for paying the service and distribution fees charged by many of the Third-Party Distribution Programs, although a portion of such service fees under certain circumstances are payable by the funds.  Several bills have been introduced in Congress that would amend the Investment Company Act.  These proposals, which include but are not limited to the elimination or restriction of Rule 12b-1 distribution fees, if enacted or adopted, could have a substantial impact on the regulation and operation of our registered funds.  In light of such legislation and efforts by some of the program sponsors to increase fees beyond what we deem to be acceptable, several of our Mutual Funds may be withdrawn from such programs.  During 2000, we completed development of additional classes of shares for many of our mutual funds for sale through national brokerage and investment firms and other third-party distribution channels on a commission basis.  The multi-class shares are available in all of the Gabelli mutual funds, except for the Gabelli Capital Asset Fund and the GAMCO Mathers Fund.  The use of multi-class share products will expand the distribution of Gabelli Fund products into the advised sector of the mutual fund investment community.  During 2003, we introduced Class I shares, which are no load shares with higher minimum initial investment and without distribution fees available to Institutional and Retirement Plan Accounts held directly through Gabelli & Company. The no-load shares are designated as Class AAA shares and are available for new and current investors.  Effective February 15, 2007, Class AAA shares of the GAMCO Growth Fund, GAMCO International Growth Fund, and GAMCO Global Growth Fund are only available to existing Gabelli Fund Shareholders who established accounts prior to February 15, 2007. In general, distribution through Third-Party Distribution Programs has greater variable cost components and lower fixed cost components than distribution through our traditional direct sales methods.

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

Mutual Fund Distribution, Institutional Research, Brokerage and Underwriting

Gabelli & Company, the wholly-owned subsidiary of our 92% majority-owned subsidiary GSI, is a broker-dealer registered under the Securities Exchange Act of 1934 and is regulated by the Financial Industry Regulatory Authority (“FINRA”).  Gabelli & Company's revenues are derived primarily from the distribution of our Mutual Funds, brokerage commissions, underwriting fees and selling concessions.

Mutual Fund Distribution

Gabelli & Company distributes our open-end Mutual Funds pursuant to distribution agreements with each Mutual Fund. Under each distribution agreement with an open-end Mutual Fund, Gabelli & Company offers and sells such open-end Mutual Fund's shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of Third-Party Distribution Programs, financial intermediaries and Gabelli & Company sales personnel.  Gabelli & Company receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 (“12b-1”) of the Investment Company Act. Distribution fees from the open-end mutual funds are computed daily based on average net assets and are accrued monthly. Distribution fees from the open-end Mutual Funds amounted to $19.4 million, $20.6 million and $25.0 million for the years ended December 31, 2005, 2006 and 2007, respectively. Gabelli & Company is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back-end sales charge.  Underwriting fees and sales charges retained amounted to $646,000, $859,000 and $938,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

Under the distribution plans, the open-end Class AAA shares of the Mutual Funds (except The Gabelli US Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund) and the Class A shares of various funds pay Gabelli & Company a distribution or service fee of .25% per year (except the Class A shares of the GAMCO Westwood Funds which pay .50% per year and GAMCO Westwood Intermediate Bond Fund which pay 0.35% per year) on the average daily net assets of the fund. Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%.  Gabelli & Company’s distribution agreements with the Mutual Funds may continue in effect from year to year only if specifically approved at least annually by (i) the Mutual Fund's Board of Directors or Trustees or (ii) the Mutual Fund's shareholders and, in either case, the vote of a majority of the Mutual Fund's directors or trustees who are not parties to the agreement or "interested persons" of any such party, within the meaning of the Investment Company Act. Each Mutual Fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days' written notice by (i) a vote of the majority of its directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Mutual Fund. Each distribution agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act.  Gabelli & Company may terminate a distribution agreement without penalty upon 60 days' written notice.

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

Institutional Research

Gabelli & Company provides institutional investors with investment ideas on numerous industries and special situations, with a particular focus on small-cap and mid-cap companies.  Our team of sell-side analysts follow economic sectors on a global basis.  Our research focuses on company fundamentals, cash flow statistics, and catalysts that will help realize returns.

Brokerage Commissions and Trading

Gabelli & Company generates brokerage commission revenues from securities transactions executed on an agency basis on behalf of institutional and private wealth management clients as well as from retail customers and mutual funds.  Commission revenues totaled $12.2 million, $12.6 million, and $15.7 million for the years ended December 31, 2005, 2006 and 2007, respectively. Gabelli & Company has considered and continues to explore expansion of its proprietary trading activities.

Underwriting

Gabelli & Company is involved in external syndicated underwriting activities.  In 2005, 2006 and 2007, Gabelli & Company participated syndicated underwritings of public equity and debt offerings managed by major investment banks. In 2005, Gabelli & Company participated in 4 of these underwritings with commitments of $21.4 million, of which 2 included a commitment of $5.9 million for participation in offerings of Gabelli closed-end funds shares. In 2006, Gabelli & Company participated in 4 of these underwritings with commitments of $15.5 million, of which 1 included a commitment of $14.0 million for participation in offerings of Gabelli closed-end funds shares. In 2007, Gabelli & Company participated in 5 of these underwritings with commitments of $7.0 million, of which 2 included a commitment of $42.5 million for participation in offerings of Gabelli closed-end funds shares.

Competition

We compete with other investment management firms and mutual fund companies, insurance companies, banks, brokerage firms and other financial institutions that offer products that have similar features and investment objectives to those offered by us.  Many of the investment management firms with which we compete are subsidiaries of large diversified financial companies and many others are much larger in terms of AUM and revenues and, accordingly, have much larger sales organizations and marketing budgets.  Historically, we have competed primarily on the basis of the long-term investment performance of many of our investment products.  However, we have taken steps to increase our distribution channels, brand name awareness and marketing efforts.

The market for providing investment management services to institutional and private wealth management separate accounts is also highly competitive. Approximately 35% of our investment advisory fee revenue for the year ended December 31, 2007 was derived from our Separate Accounts.  Selection of investment advisors by U.S. institutional investors is often subject to a screening process and to favorable recommendations by investment industry consultants.  Many of these investors require their investment advisors to have a successful and sustained performance record, often five years or longer, and also focus on one-year and three-year performance records.  We have significantly increased our AUM on behalf of U.S. institutional investors since our entry into the institutional asset management business in 1977. At the current time, we believe that our investment performance record would be attractive to potential new institutional and private wealth management clients.  However, no assurance can be given that our efforts to obtain new business will be successful.

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

Our business is subject to regulation at both the federal and state level by the SEC and other regulatory bodies. Certain of our subsidiaries are registered with the Commission under the Investment Advisers Act, and the Mutual Funds are registered with the Commission under the Investment Company Act. We also have a subsidiary that is registered as a broker-dealer with the Commission and is subject to regulation by the Financial Industry Regulatory Authority ("FINRA") and various states.

The subsidiaries of GBL that are registered with the Commission under the Investment Advisers Act (Funds Advisor, Teton, Gabelli Fixed Income LLC, GAMCO and GSI) are regulated by and subject to examination by the Commission. The Investment Advisers Act imposes numerous obligations on registered investment advisors including fiduciary duties, record keeping requirements, operational requirements, marketing requirements and disclosure obligations. The Commission is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from censure to termination of an investment advisor's registration. The failure of a subsidiary to comply with the requirements of the Commission could have a material adverse effect on us.  We believe that we are in substantial compliance with the requirements of the regulations under the Investment Advisers Act.

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

In its capacity as a broker-dealer, Gabelli & Company is required to maintain certain minimum net capital and cash reserves for the benefit of our customers. Gabelli & Company’s net capital, as defined, has consistently met or exceeded all minimum requirements.  Gabelli & Company is also subject to periodic examination by FINRA.

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

Investments by GBL on behalf of our clients often represent a significant equity ownership position in an issuer's class of stock. As of December 31, 2007, we had five percent or more beneficial ownership with respect to approximately 100 equity securities. This activity raises frequent regulatory and legal issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers' shareholder rights plans or “poison pills,” state gaming laws and regulations, federal communications laws and regulations, public utility holding company laws and regulations, federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions.  Our failure to comply with these requirements could have a material adverse effect on us.

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

We and certain of our affiliates are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. In particular, we are subject to requirements in numerous jurisdictions regarding reporting of beneficial ownership positions in securities issued by companies whose securities are publicly-traded in those countries. In addition, GAMCO is registered as an international advisor, investment counsel and portfolio manager with the Ontario Securities Commission in Canada in order to market our services to prospective clients who reside in Ontario.  Several of our Investment Partnerships are organized under the laws of foreign jurisdictions. In connection with our opening of an office in London and our plans to market certain products in Europe, we are required to comply with the laws of the United Kingdom and other European countries regarding these activities.  Our subsidiary, GAMCO Asset Management (UK) Limited, is regulated by the Financial Services Authority.  In connection with our registration in the United Kingdom, we have minimum capital requirements that have been consistently met or exceeded. In 2007, we opened research offices in Shanghai and Singapore and therefore are subject to national and local laws in those jurisdictions.

Regulatory matters

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

As part of our review, hundreds of documents were examined and approximately fifteen individuals were interviewed.  The Company has found no evidence that any employee participated in or facilitated any “late trading”.  The Company also has found no evidence of any improper trading in our mutual funds by our investment professionals or senior executives.  As the Company previously reported, we did find that in August of 2002, we banned an account, which had been engaging in frequent trading in our Global Growth Fund (the prospectus of which did not impose limits on frequent trading) and which had made a small investment in one of our hedge funds, from further transactions with our firm. Certain other investors had been banned prior to that.  The Company also found that certain discussions took place in 2002 and 2003 between GBL’s staff and personnel of an investment advisor regarding possible frequent trading in certain Gabelli domestic equity funds. In June 2006, we began discussions with the SEC staff for a potential resolution of their inquiry. As a result of these discussions the Company increased its reserve (“SEC reserve”) from an initial $1 million in 2003 to $16 million in 2006. In February 2007, the Company made an offer of settlement to the SEC staff for communication to the Commission for its consideration to resolve this matter. This offer of settlement is subject to final agreement regarding the specific language of the SEC’s administrative order and other settlement documents.  Should an offer of settlement with the SEC be agreed upon, it is contemplated that management will engage a consultant to determine an appropriate distribution of disgorgement proceeds to affected mutual fund shareholders. Since these discussions are ongoing, the Company cannot determine at this time whether they will ultimately result in a settlement of this matter, whether our reserves will be sufficient to cover any payments by the Company related to such a settlement, or whether and to what extent insurance may cover such payments.

In September 2005, we were informed by the staff of the SEC that they may recommend to the Commission that one of our advisory subsidiaries be held accountable for the actions of two of the seven closed-end funds then managed by the subsidiary relating to Section 19(a) and Rule 19a-1 of the Investment Company Act of 1940.  These provisions require registered investment companies to provide written statements to shareholders when a dividend is made from a source other than net investment income.  While the funds sent annual statements containing the required information and Form 1099-Div statements as required by the IRS, the funds did not send written statements to shareholders with each distribution in 2002 and 2003.  The staff indicated that they may recommend to the Commission that administrative remedies be sought, including a monetary penalty. The closed-end funds changed their notification procedures, and we believe that all of the funds have been in compliance since 2004.

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

The investment management industry is likely to continue facing a high level of regulatory scrutiny and become subject to additional rules designed to increase disclosure, tighten controls and reduce potential conflicts of interest.  In addition, the SEC has substantially increased its use of focused inquiries in which it requests information from a number of fund complexes regarding particular practices or provisions of the securities laws.  We participate in some of these inquiries in the normal course of our business.  The SEC periodically proposes and adopts how rules or rule changes under the Investment Company Act and the Investment Advisers Act and is currently studying potential major revisions of various rules including those govering the financing of mutual fund distribution activities.  Changes in laws, regulations and administrative practices by regulatory authorities, and the associated compliance costs, have increased our cost structure and could in the future have a material impact.

Personnel

On February 28, 2008, we had a full-time staff of 214 individuals, of whom 67 served in the portfolio management, research and trading areas (including 24 portfolio managers for the Mutual Funds, Separate Accounts and Investment Partnerships), 71 served in the marketing and shareholder servicing areas and 76 served in the administrative area.

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

Our business is subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC under the Investment Company Act and the Investment Advisers Act, by the Department of Labor under ERISA, as well as regulation by FINRA and state regulators. The mutual funds managed by Fund Advisor and Teton are registered with the SEC as investment companies under the Investment Company Act. The Investment Advisers Act imposes numerous obligations on investment advisors, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as additional detailed operational requirements, on registered investment companies and investment advisors. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment advisor or broker-dealer. Industry regulations are designed to protect our clients and investors in our funds and other third parties who deal with us and to ensure the integrity of the financial markets. They are not designed to protect our stockholders. Changes in laws or regulations or in governmental policies could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.

To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure.

The investment management business is highly competitive and has relatively low barriers to entry. To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure. Although our investment management fees vary from product to product, historically we have competed primarily on the performance of our products and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a trend toward lower fees in the investment management industry. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that make investors willing to pay our fees. In addition, the board of directors of each mutual fund managed by Funds Advisor and Teton must make certain findings as to the reasonableness of its fees. We cannot be assured that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure. Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.

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

Open-end fund investors may redeem their investments in those funds at any time without prior notice. Investors may reduce the aggregate amount of AUM for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In a declining stock market, the pace of mutual fund redemptions could accelerate. Poor performance relative to other asset management firms tends to result in decreased purchases of mutual fund shares and increased redemptions of mutual fund shares. The redemption of investments in mutual funds managed by Funds Advisor or Teton would adversely affect our revenues, which are substantially dependent upon the AUM in our funds. If redemptions of investments in mutual funds caused our revenues to decline, it could have a material adverse effect on our earnings.

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

Substantially all of our revenues are determined by the amount of our AUM. Under our investment advisory contracts with our clients, the investment advisory fees we receive are typically based on the market value of AUM. In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Funds Advisor or Teton over time pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Investment Company Act. Rule 12b-1 fees typically are based on the market value of AUM and represented approximately 8.6% of our revenues for the year ended December 31, 2007 and 7.7% and 7.9% of our revenues for the years ended December 31, 2005 and 2006, respectively. Accordingly, a decline in the prices of securities generally may cause our revenues and net income to decline by either causing the value of our AUM to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees. The securities markets are highly volatile, and securities prices may increase or decrease for many reasons, including economic and political events and acts of terrorism beyond our control. If a decline in securities prices caused our revenues to decline, it could have a material adverse effect on our earnings.

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

We have a disaster recovery plan to address certain contingencies, but we cannot be assured that this plan will be sufficient in responding or ameliorating the effects of all disaster scenarios. If our employees or vendors we rely upon for support in a catastrophic event are unable to respond adequately or in a timely manner, we may lose clients resulting in a decrease in AUM which may have a material adverse effect on revenues and net income.

Risks Related to Our Business

Control by Mr. Gabelli of a majority of the combined voting power of our common stock may give rise to conflicts of interests.

Since our initial public offering in 1999, Mr. Gabelli, through his majority ownership of GGCP, has beneficially owned a majority of our outstanding class B common stock. As of December 31, 2007, GGCP’s holdings of our class B common stock represent approximately 95% of the combined voting power of all classes of our voting stock.  As long as Mr. Gabelli indirectly beneficially owns a majority of the combined voting power of our common stock, he will have the ability to elect all of the members of our Board of Directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the common stock.  In addition, Mr. Gabelli will be able to determine the outcome of matters submitted to a vote of our shareholders for approval and will be able to cause or prevent a change in control of our company.  As a result of Mr. Gabelli's control, none of our agreements with Mr. Gabelli and other companies controlled by him can be assumed to have been arrived at through "arm's-length" negotiations, although we believe that the parties endeavor to implement market-based terms.  There can be no assurance that we would not have received more favorable terms from an unaffiliated party.

In order to minimize conflicts and potential competition with our investment management business, in 1999 and as part of our initial public offering, Mr. Gabelli entered into a written agreement to limits his activities outside of GBL.  On February 6, 2008, Mr. Gabelli entered into an amended and restated employment agreement which was approved by the GBL shareholders on November 30, 2007 and which limits his activities outside of GBL. The amended agreement ("Amended Agreement") amended Mr. Gabelli’s Employment Agreement primarily by (i) eliminating outdated provisions, clarifying certain language and reflecting our name change, (ii) revising the term of the Employment Agreement from an indefinite term to automatically renewed one-year periods in perpetuity following the initial three-year term unless either party gives 90 days written notice prior to the expiration of the annual term following the initial three-year term, (iii) allowing for services to be performed for former subsidiaries that are spun off to shareholders or otherwise cease to be subsidiaries in similar transactions, (iv) allowing new investors in the permitted outside accounts if all of the performance fees, less expenses, generated by assets attributable to such investors are paid to us, (v) allowing for the management fee to be paid directly to Mr. Gabelli or to an entity designated by him, and (vi) adding certain language to ensure that the Amended Agreement is construed to avoid the imposition of any tax pursuant to Section 409A of the Code.

Prior to our initial public offering in February 1999, GAMCO entered into an Employment Agreement with Mr. Gabelli. Under the Amended Agreement, the manner of computing Mr. Gabelli’s remuneration from GAMCO is unchanged.

Mr. Gabelli (or his designee under the Amended Agreement) will continue receiving an incentive-based management fee in the amount of 10% of our aggregate pre-tax profits, if any, as computed for financial reporting purposes in accordance with U.S. generally accepted accounting principles (before consideration of this fee) so long as he is an executive of GAMCO and devotes the substantial majority of his working time to our business. This incentive-based management fee is subject to the Compensation Committee’s review at least annually for compliance with its terms.

Consistent with the firm’s practice since its inception in 1977, Mr. Gabelli will also continue receiving a percentage of revenues or net operating contribution, which are substantially derived from AUM, as compensation relating to or generated by the following activities: (i) managing or overseeing the management of various investment companies and partnerships, (ii) attracting mutual fund shareholders, (iii) attracting and managing separate accounts, and (iv) otherwise generating revenues for the company. Such payments are made in a manner and at rates as agreed to from time to time by GAMCO, which rates have been and generally will be the same as those received by other professionals at GAMCO performing similar services. With respect to our institutional and high net worth asset management and mutual fund advisory business, we pay out up to 40% of the revenues or net operating contribution to the portfolio managers and marketing staff who introduce, service or generate such business, with payments involving the separate accounts being typically based on revenues and payments involving the mutual funds being typically based on net operating contribution.

Mr. Gabelli has agreed that while he is employed by us he will not provide investment management services outside of GAMCO, except for certain permitted accounts. These accounts held assets at December 31, 2006 and 2007 of approximately $97.3 million and $91.4 million, respectively. The Amended Agreement may not be amended without the approval of the Compensation Committee.

We depend on Mario J. Gabelli and other key personnel.

We are dependent on the efforts of Mr. Gabelli, our Chairman of the Board, Chief Executive Officer and the primary portfolio manager for a significant majority of our AUM. The loss of Mr. Gabelli's services would have a material adverse effect on us.

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

Our results of operations are affected by many economic factors, including the performance of the securities markets.  During the 1990s, unusually favorable and sustained performance of the U.S. securities markets, and the U.S. equity market, in particular, attracted substantial inflows of new investments in these markets and has contributed to significant market appreciation which has, in turn, led to an increase in our AUM and revenues.  At December 31, 2007, approximately 96% of our AUM were invested in portfolios consisting primarily of equity securities.  More recently, the securities markets in general have experienced significant volatility. Any decline in the securities markets, in general, and the equity markets, in particular, could reduce our AUM and consequently reduce our revenues.  In addition, any such decline in the equity markets, failure of these markets to sustain their prior levels of growth, or continued short-term volatility in these markets could result in investors withdrawing from the equity markets or decreasing their rate of investment, either of which would be likely to adversely affect us.  From time to time, a relatively high proportion of the assets we manage may be concentrated in particular industry sectors.  A general decline in the performance of securities in those industry sectors could have an adverse effect on our AUM and revenues.

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

Success in the investment management and mutual fund businesses is dependent on investment performance as well as distribution and client servicing.  Good performance generally stimulates sales of our investment products and tends to keep withdrawals and redemptions low, which generates higher management fees (which are based on the amount of AUM).  Conversely, relatively poor performance tends to result in decreased sales, increased withdrawals and redemptions in the case of the open-end Mutual Funds, and in the loss of Separate Accounts, with corresponding decreases in revenues to us.  Many analysts of the mutual fund industry believe that investment performance is the most important factor for the growth of open and closed-end funds, such as those we offer.  Failure of our investment products to perform well could, therefore, have a material adverse effect on us.

Loss of significant Separate Accounts could affect our revenues.

We had approximately 1,700 Separate Accounts as of December 31, 2007, of which the ten largest accounts generated approximately 7.4% of our total revenues during the year ended December 31, 2007.  Loss of these accounts for any reason would have an adverse effect on our revenues.  Notwithstanding performance, we have from time to time lost large Separate Accounts as a result of corporate mergers and restructurings, and we could continue to lose accounts under these or other circumstances.

During 2007, as in prior years, we experienced client “turnover”. In the Separate Accounts, over one half of the decrease in assets were subadvisory assets where the advisor underwent a corporate change in control, specifically, the sale of the advisor to a third party.

A decline in the market for closed-end funds could reduce our ability to raise future assets to manage.

Market conditions may preclude us from increasing the assets we manage in closed-end funds. A significant portion of our recent growth in the assets we manage has resulted from public offerings of the common and preferred shares of closed-end funds. We have raised $1.6 billion in gross assets through closed-end fund offerings since January 2004. The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow the assets we manage and our revenue.

We rely on third-party distribution programs.

We have since 1996 experienced significant growth in sales of our open-end Mutual Funds through Third-Party Distribution Programs, which are programs sponsored by third-party intermediaries that offer their mutual fund customers a variety of competing products and administrative services.  Most of the sales growth from our Third-Party Distribution Programs is from programs with no transaction fees payable by the customer, which we refer to as NTF Programs.  Approximately $3.4 billion of our AUM in the open-end Mutual Funds as of December 31, 2007 were obtained through NTF Programs.  The cost of participating in Third-Party Distribution Programs is higher than our direct distribution costs, and it is anticipated that the cost of Third-Party Distribution Programs will increase in the future.  Any increase would be likely to have an adverse effect on our profit margins and results of operations.  In addition, there can be no assurance that the Third-Party Distribution Programs will continue to distribute the Mutual Funds.  At December 31, 2007, approximately 89.3% of the NTF Program net assets in the Gabelli/GAMCO and Westwood families of funds are attributable to two NTF Programs.  The decision by these Third-Party Distribution Programs to discontinue distribution of the Mutual Funds, or a decision by us to withdraw one or more of the Mutual Funds from the programs, could have an adverse effect on our growth of AUM.

Possibility of losses associated with underwriting, trading and market-making activities.

Our underwriting and trading activities are primarily conducted through our subsidiary, Gabelli & Company, primarily as agent.  Such activities subject our capital to significant risks of loss.  The risks of loss include those resulting from ownership of securities, extension of credit, leverage, liquidity, counterparty failure to meet commitments, client fraud, employee errors, misconduct and fraud (including unauthorized transactions by traders), failures in connection with the processing of securities transactions and litigation.  We have procedures and internal controls to address such risks, but there can be no assurance that these procedures and controls will prevent losses from occurring.

We may have liability as a general partner or otherwise with respect to our alternative investment products.

Certain of our subsidiaries act as general partner for investment partnerships, including arbitrage, event-driven long/short, sector focused and merchant banking limited partnerships.  As a general partner of these partnerships, we may be held liable for the partnerships' liabilities in excess of their ability to pay such liabilities.  In addition, in certain circumstances, we may be liable as a control person for the acts of our investment partnerships.  As of December 31, 2007, our AUM included approximately $460 million in investment partnerships.  A substantial adverse judgment or other liability with respect to our investment partnerships could have a material adverse effect on us.

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

On August 10, 2001, we and certain of our affiliates entered into a note purchase agreement with Cascade Investment, L.L.C., pursuant to which Cascade purchased $100 million in principal amount of a convertible promissory note.  Pursuant to the terms of the Note, Cascade may require us, or upon a change in control or Mr. Gabelli ceasing to provide our predominant executive leadership, to repurchase the Note (i.e., put option) at par plus accrued and unpaid interest on the Note.  In March 2005, we amended the terms of the Note.  The new terms extended the exercise date of Cascade's put option to September 15, 2006, reduced the principal of the Note to $50 million, effective April 1, 2005, and removed limitations on the issuance of additional debt. In June 2006, GBL and Cascade agreed to amend the terms of the Note.  Effective September 15, 2006, the rate on the Note increased from 5% to 6% while the conversion price was raised to $53 per share from $52 per share.  In addition, the exercise date of Cascade’s put option was extended to May 15, 2007, the expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving GBL the right to redeem the Note at 101% of its principal amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions. On April 18, 2007, the Company and Cascade amended the terms of the Note maturing in August 2011, to extend the exercise date for Cascade’s put option from May 15, 2007 to December 17, 2007 and to extend the expiration date of the related letter of credit to December 24, 2007. The put option expired on December 17, 2007, the related letter of credit expired on December 24, 2007, and the collateral securing the letter of credit was released and became unrestricted company assets as of that date. Subsequent to year end, GBL filed a Form S-3 to register the resale of shares of GBL by Cascade. On January 22, 2008, Cascade elected to convert $10 million of the Note into 188,679 GBL shares. Cascade requested that the remaining $40 million face value of notes be segregated into eight notes each with a face value of $5 million.

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

Our businesses are subject to extensive regulation in the United States, including by the SEC and FINRA.  We are also subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies.  Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our subsidiaries' registrations as an investment advisor or broker-dealer.  Changes in laws or regulations or in governmental policies could have a material adverse effect on us.  The regulatory matters described in the “Regulatory Matters” section above or other regulatory or compliance matters could also have a material adverse effect on us.

Our reputation is critical to our success.

Our reputation is critical to maintaining and developing relationships with our clients, Mutual Fund shareholders and third-party intermediaries.  In recent years, there have been a number of well-publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry.  Misconduct by our staff, or even unsubstantiated allegations, could result not only in direct financial harm but also harm to our reputation, causing injury to the value of our brands and our ability to retain or attract AUM.  In addition, in certain circumstances, misconduct on the part of our clients or other parties could damage our reputation.  Harm to our reputation could have a material adverse effect on us.

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

The holders of class A common stock and class B common stock have identical rights except that (i) holders of class A common stock are entitled to one vote per share, while holders of class B common stock are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (ii) holders of class A common stock are not eligible to vote on matters relating exclusively to class B common stock and vice versa.  The differential in voting rights and the ability of our company to issue additional class B common stock could adversely affect the value of the class A common stock to the extent the investors, or any potential future purchaser of our company, view the superior voting rights of the class B common stock to have value. On November 30, 2007, class A common stock shareholders approved that the Board of Directors should consider the conversion and reclassification of our shares of class B common stock into class A common stock at a ratio of 1.15 shares of class A common stock for each share of class B common stock.

Future sales of our class A common stock in the public market or sales or distributions of our class B common stock could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute our stockholders’ ownership in us.

We may sell additional shares of class A common stock in subsequent public offerings. We also may issue additional shares of class A common stock or convertible debt securities. As of December 31, 2007, we had 7,819,741 outstanding shares of class A common stock. On September 1, 2006, a shelf registration statement on Form S-3 was declared effective by the SEC for the re-sale of up to 2,486,763 class A shares. Subsequent to December 31, 2007, on January 18, 2008, a registration statement on Form S-3 was declared effective by the SEC for the registration for resale by Cascade of an aggregate of 943,396 shares of class A common stock issuable upon conversion of the Note. The Note matures on August 14, 2011. On January 22, 2008, Cascade elected to convert $10 million of the Note into 188,697 GBL shares. Cascade requested that the remaining $40 million face value of notes be segregated into eight notes each with a face value of $5 million.

No prediction can be made as to the effect, if any, that future sales or distributions of class B common stock owned by GGCP will have on the market price of the class A common stock prevailing from time to time.   Sales or distributions of substantial amounts of class A or class B common stock, or the perception that such sales or distributions could occur, could adversely affect the prevailing market price for the class A common stock.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

At December 31, 2007, we leased our principal offices which consisted of a single 60,000 square foot building located at 401 Theodore Fremd Avenue, Rye, New York which expires on April 30, 2013. This building was leased in December 1997 (prior to our 1999 IPO) from an entity controlled by members of Mr. Gabelli's immediate family. For 2007, 2006 and 2005 we paid approximately $856,000, $834,000 and $802,000, respectively under this lease. Approximately 6,000 square feet was subleased to another tenant up until July 31, 2007. Another 3,000 square feet was subleased to an affiliate. We receive rental payments under the sublease agreements, which totaled approximately $259,000 in 2007 and were used to offset operating expenses incurred for the property.  The lease provides that in addition to the lease payments, all operating expenses related to the property, which are estimated at $820,000 annually, are to be paid by us.

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

On September 3, 2003, the NYAG announced that it had found evidence of widespread improper trading involving mutual fund shares.  These transactions included the “late trading” of mutual fund shares after the 4:00 p.m. pricing cutoff and “time zone arbitrage” of mutual fund shares designed to exploit pricing inefficiencies.  Since the NYAG’s announcement, FINRA, the SEC, the NYAG and officials of other states have been conducting inquiries into and bringing enforcement actions related to trading abuses in mutual fund shares.  We received information requests and subpoenas from the SEC and the NYAG in connection with their inquiries and have complied with these requests for documents and testimony. We implemented additional compliance policies and procedures in response to recent industry initiatives and an internal review of our mutual fund practices and procedures in a variety of areas.  A special committee of all of our independent directors was also formed to review various issues involving mutual fund share transactions and was assisted by independent counsel.

As part of our review, hundreds of documents were examined and approximately fifteen individuals were interviewed.  The Company has found no evidence that any employee participated in or facilitated any “late trading”.  The Company also has found no evidence of any improper trading in our mutual funds by our investment professionals or senior executives.  As the Company previously reported, we did find that in August of 2002, we banned an account, which had been engaging in frequent trading in our Global Growth Fund (the prospectus of which did not impose limits on frequent trading) and which had made a small investment in one of our hedge funds, from further transactions with our firm. Certain other investors had been banned prior to that.  The Company also found that certain discussions took place in 2002 and 2003 between GBL’s staff and personnel of an investment advisor regarding possible frequent trading in certain Gabelli domestic equity funds. In June 2006, we began discussions with the SEC staff for a potential resolution of their inquiry. As a result of these discussions the Company increased its SEC reserve from an initial $1 million in 2003 to $16 million in 2006. In February 2007, the Company made an offer of settlement to the SEC staff for communication to the Commission for its consideration to resolve this matter. This offer of settlement is subject to final agreement regarding the specific language of the SEC’s administrative order and other settlement documents.  Should an offer of settlement with the SEC be agreed upon, it is contemplated that management will engage a consultant to determine an appropriate distribution of disgorgement proceeds to affected mutual fund shareholders. Since these discussions are ongoing, the Company cannot determine at this time whether they will ultimately result in a settlement of this matter, whether our reserves will be sufficient to cover any payments by the Company related to such a settlement, or whether and to what extent insurance may cover such payments.

In September 2005, we were informed by the staff of the SEC that they may recommend to the Commission that one of our advisory subsidiaries be held accountable for the actions of two of the seven closed-end funds then managed by the subsidiary relating to Section 19(a) and Rule 19a-1 of the Investment Company Act of 1940.  These provisions require registered investment companies to provide written statements to shareholders when a dividend is made from a source other than net investment income.  While the funds sent annual statements containing the required information and Form 1099-Div statements as required by the IRS, the funds did not send written statements to shareholders with each distribution in 2002 and 2003.  The staff indicated that they may recommend to the Commission that administrative remedies be sought, including a monetary penalty. The closed-end funds changed their notification procedures, and we believe that all of the funds have been in compliance since 2004.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 30, 2007, our shareholders considered and acted on the following proposals at a special meeting:

Approve, subject to final action by our Board of Directors, the distribution to our shareholders of the shares of common stock of Teton that we own.

	Votes	% Votes Cast*
FOR	209,109,746	99.4%
AGAINST	1,257,269	0.6
ABSTAIN	4,590

Vote by our holders of class A common stock on whether our Board of Directors should consider the conversion and reclassification of our shares of class B common stock into class A common stock at a ratio of 1.15 shares of class A common stock for each share of class B common stock.

	Votes	% Votes Cast*
FOR	5,072,397	97.7%
AGAINST	119,347	2.3
ABSTAIN	828,771

Approve the amended and restated Employment Agreement with Mr. Gabelli, our Chairman and Chief Executive Officer.

	Votes	% Votes Cast*
FOR	210,128,528	99.9%
AGAINST	240,559	0.1
ABSTAIN	2,518

* Excludes abstentions

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of class A common stock have been traded on the NYSE under the symbol GBL since our initial public offering on February 11, 1999.  Prior to that, there was no public market for our common stock.

As of March 1, 2008, there were 250 class A common stockholders of record and 13 class B common stockholders of record.  These figures do not include stockholders with shares held under beneficial ownership in nominee name, which are estimated to be approximately 2,000.

The following table sets forth the high and low prices of our class A common stock for each quarter of 2007 and 2006 as reported by the NYSE.

Quarter Ended	High	Low

March 31, 2007	$43.85	$37.51
June 30, 2007	$58.63	$42.67
September 30, 2007	$62.43	$41.90
December 31, 2007	$70.15	$52.02

March 31, 2006	$49.05	$38.80
June 30, 2006	$42.50	$32.82
September 30, 2006	$39.94	$33.62
December 31, 2006	$40.50	$36.49

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

In June 2006, the holders of 2,347,473 Class B shares exchanged their B shares for an equal number of Class A shares.  Subsequently, the holders of 154,383 Class B shares have exchanged their B shares for an equal number of Class A shares.

In 2007, we paid $1.12 per share in dividends to our common shareholders.  This included four quarterly dividends of $0.03 per share on March 28, 2007, June 28, 2007, September 28, 2007, and December 28, 2007, respectively, to all shareholders of record on March 15, 2007, June 15, 2007, September 14, 2007, and December 14, 2007, respectively. We also paid a special dividend of $1.00 per share to all of our shareholders, payable on July 30, 2007 to shareholders of record on July 23, 2007.

The following table provides information with respect to the shares of our class A common stock we repurchased during the three months ended December 31, 2007:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share, net of Commissions	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plans or Programs
10/01/07 – 10/31/07	-	-	-	881,561
11/01/07 – 11/30/07	13,100	$54.61	13,100	868,461
12/01/07 – 12/31/07	7,100	$53.03	7,100	861,361
Totals	20,200		20,200

In November 2006, we announced an increase in the number of shares of GBL to be repurchased of 400,000 shares.  Our stock repurchase program is not subject to an expiration date.

We are required by the SEC to provide you with a comparison of the cumulative total return on our class A common stock as of December 31, 2007 with that of a broad equity market index and either a published industry index or a peer group index selected by us. The following chart compares the return on the class A common stock with the return on the S&P 500 Index and an index comprised of public companies with the Standard Industrial Classification (SIC) Code 6282, Investment Advice. The comparison assumes that $100 was invested in the class A common stock and in each of the named indices, including the reinvestment of dividends, on December 31, 2002. This chart is not intended to forecast future performance of our common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG GAMCO INVESTORS, INC., RUSSELL 2000 INDEX, S&P 500 INDEX AND SIC CODE INDEX

DOLLARS
350
300
250
200
150
100
50
0
2002
2003
2004
2005
2006
2007
GAMCO INVESTORS, INC.
SIC CODE INDEX
S&P 500 INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2002	2003	2004	2005	2006	2007
GAMCO Investors, Inc.	100.00	132.56	167.69	150.74	133.59	245.18
SIC Code Index	100.00	131.83	169.54	211.64	275.95	319.25
S&P 500 Index	100.00	128.68	142.69	149.70	173.34	182.87

The following table shows information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2007.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights
Equity compensation plans approved by security holders:
Stock options	173,925	$31.65
Restricted stock awards	382,400	n/a
Equity compensation plans not approved by security holders	-0-	-0-
Total	556,325

The number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column above) are 875,375. The allocation of the grants was recommended by the Company's Chairman who did not receive an RSA award.

ITEM 6:                      SELECTED FINANCIAL DATA

General

The selected historical financial data presented below has been derived in part from, and should be read in conjunction with Management’s Discussion and Analysis included in Item 7 and the audited Consolidated Financial Statements of GAMCO Investors, Inc. and subsidiaries and related notes included in Item 8 of this report.

	2003	2004	2005	2006	2007
Income Statement Data
Revenues:
Investment advisory and incentive fees	$175,195	$220,561	$220,464	$227,005	$250,410
Commission revenue	12,863	15,573	12,195	12,619	15,729
Distribution fees and other income	17,631	19,651	20,673	21,839	26,230
Total revenues	205,689	255,785	253,332	261,463	292,369
Expenses:
Compensation costs	86,998	103,837	106,146	101,995	119,571
Management fee	8,961	11,023	11,462	13,236	14,463
Distribution costs	16,510	20,347	21,512	25,782	28,965
Other operating expenses	18,872	21,455	26,665	44,103	26,203
Total expenses	131,341	156,662	165,785	185,116	189,202
Operating income	74,348	99,123	87,547	76,347	103,167
Other income (expense), net:
Net gain from investments	15,610	5,627	10,912	41,737	6,147
Interest and dividend income	5,530	10,481	18,483	29,382	32,497
Interest expense	(14,838)	(16,027)	(13,782)	(14,226)	(11,965)
Total other income (expense), net	6,302	81	15,613	56,893	26,679
Income before income taxes and minority interest	80,650	99,204	103,160	133,240	129,846
Income Taxes	30,201	36,118	38,685	50,848	49,548
Minority interest	816	495	533	10,465	729
Net income	$49,633	$62,591	$63,942	$71,927	$79,569

Net income per share:
Basic	$1.65	$2.11	$2.15	$2.52	$2.83
Diluted	$1.65	$2.06	$2.11	$2.49	$2.79

Weighted average shares outstanding:
Basic	30,018	29,673	29,805	28,542	28,142
Diluted	32,081	31,804	31,155	29,525	29,129

Actual shares outstanding at December 31st	30,050	28,837	29,543	28,241	28,064

Dividends declared	$0.02	$1.76	$0.09	$0.12	$1.12

	December 31,
	2003	2004	2005	2006	2007

Balance Sheet Data
Total assets	$734,759	$697,842	$728,138	$837,231	$757,580
Total liabilities and minority interest	356,658	363,142	303,637	385,655	256,265
Total stockholders’ equity	$378,101	$334,700	$424,501	$451,576	$501,315

	December 31,
	2003	2004	2005	2006	2007

Assets Under Management (unaudited)
(at year end, in millions):
Mutual Funds	$13,332	$13,870	$13,698	$14,939	$17,237
Institutional & PWM Separate Accounts
Direct	9,610	10,269	9,634	10,332	10,732
Sub-advisory	3,925	3,706	2,832	2,340	2,584
Investment Partnerships	692	814	634	491	460
Total	$27,559	$28,659	$26,798	$28,102	$31,013

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Item 8 to this report.

Introduction

Our revenues are highly correlated to the level of AUM and fees associated with our various investment products, rather than our own corporate assets.  AUM, which are directly influenced by the level and changes of the overall equity markets, can also fluctuate through acquisitions, the creation of new products, the addition of new accounts or the loss of existing accounts.  Since various equity products have different fees, changes in our business mix may also affect revenues.  At times, the performance of our equity products may differ markedly from popular market indices, and this can also impact our revenues.  It is our belief that general stock market trends will have the greatest impact on our level of AUM and hence, revenues.  This becomes increasingly likely as the base of assets grows.

We conduct our investment advisory business principally through: GAMCO (Separate Accounts), Funds Advisor (Mutual Funds) and GSI (Investment Partnerships).  We also act as an underwriter and are a distributor of our open-end mutual funds and provide institutional research through Gabelli & Company, our broker-dealer subsidiary.

Overview

Consolidated Statements of Income

Investment advisory and incentive fees, which are based on the amount and composition of AUM in our Mutual Funds, Separate Accounts and Investment Partnerships, represent our largest source of revenues.  In addition to the general level and trends of the stock market, growth in revenues depends on good investment performance, which influences the value of existing AUM as well as contributes to higher investment and lower redemption rates and facilitates the ability to attract additional investors while maintaining current fee levels.  Growth in AUM is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service. Historically, we have depended primarily on direct distribution of our products and services but since 1995 have participated in Third-Party Distribution Programs, including NTF Programs. A majority of our cash inflows to mutual fund products have come through these channels since 1998.  The effects of this on our future financial results cannot be determined at this time but could be material.  In recent years, we have been engaged to act as a sub-advisor for other much larger financial services companies with much larger sales distribution organizations.  A substantial portion of the cash flows into our Separate Accounts has come through this channel.   These sub-advisory clients are subject to business combinations that may result in the termination of the relationship.  The loss of a sub-advisory relationship could have a significant impact on our financial results in the future.

Advisory fees from the open-end mutual funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets.  Advisory fees from the Separate Accounts are generally computed quarterly based on account values as of the end of the preceding quarter and accrued monthly.  Management fees from Investment Partnership fees are computed either monthly or quarterly and accrued monthly. These revenues vary depending upon the level of sales compared with redemptions, financial market conditions and the fee structure for AUM. Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

Revenues from Investment Partnerships also generally include an incentive allocation or fee of 20% of the economic profit, as defined.  The incentive allocation is generally based on the absolute gain in a portfolio. We recognize revenue only when the measurement period has been completed and when the incentive fees have been earned. We also receive fulcrum fees from certain institutional separate accounts, which are based upon meeting or exceeding specific benchmark index or indices.  These fees are recognized at the end of the stipulated contract period for the respective account.  Management fees on assets attributable to a majority of the closed-end preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period.  A total of $1.1 billion of assets in closed-end funds are subject to such arrangements.

Commission revenues consist of brokerage commissions derived from securities transactions executed on an agency basis on behalf of mutual funds, institutional and private wealth management clients as well as investment banking revenue, which consists of underwriting profits, selling concessions and management fees associated with underwriting activities.  Commission revenues vary directly with account trading activity and new account generation.  Investment banking revenues are directly impacted by the overall market conditions, which affect the number of public offerings which may take place.

Distribution fees and other income primarily include distribution fee revenue in accordance with Rule 12b-1 (“12b-1”) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), along with sales charges and underwriting fees associated with the sale of the Mutual Funds plus other revenues. Distribution fees fluctuate based on the level of AUM and the amount and type of Mutual Funds sold directly by Gabelli & Company and through various distribution channels.

Compensation costs include variable and fixed compensation and related expenses paid to officers, portfolio managers, sales, trading, research and all other professional staff.   Distribution costs include marketing, product distribution and promotion costs, clearing charges and fees for Gabelli & Company’s brokerage operation. Management fees are incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli or his designee for acting as CEO pursuant to his amended Employment Agreement so long as he is an executive of GBL and devoting the substantial majority of his working time to the business. Other operating expenses includes other general and administrative operating costs.

Other income and expenses include net gain from investments (which includes both realized and unrealized gains from trading securities), interest and dividend income, and interest expense. Net gain from investments is derived from our proprietary investment portfolio consisting of various public and private investments.

Minority interest represents the share of net income attributable to the minority stockholders, as reported on a separate company basis, of our consolidated majority-owned subsidiaries and for certain partnerships and offshore funds whose net income we consolidate under FIN 46R "Consolidation of Variable Interest Entities." and EITF 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.". Please refer to Note C in our Consolidated Financial Statements.

Consolidated Statements of Financial Condition

We ended the year with approximately $689.0 million in cash and investments, which is net of $5.3 million of cash and investments held by our consolidated investment partnerships.  This included approximately $127.3 million of our available for sale securities, consisting of investments in The Gabelli Dividend & Income Trust, The Gabelli Global Deal Fund, and Westwood Holdings Group and various Gabelli and GAMCO open-end mutual funds.  Our debt consisted of $100 million of 5.5% senior notes due May 2013 and a $50 million 6% convertible note due August 2011.  We had cash and investments in securities, net of debt and minority interest, of $18.96 per share on December 31, 2007 compared with $17.12 per share on December 31, 2006. We caution that this metric, while correct from an accounting point of view, is not always the same as investors would view cash-on-hand.

Stockholders' equity was $501.3 million or $17.86 per share on December 31, 2007 compared to $451.6 million or $15.99 per share on December 31, 2006. The increase in stockholder’s equity from the end of 2006 was principally related to a $86.6 million increase in total comprehensive income, partially offset by our payment of dividends of $31.5 million and the purchase of treasury stock of $8.7 million during 2007.

Our liquid balance sheet, coupled with an investment grade credit rating, provides access to financial markets and the flexibility to opportunistically add operating resources to our firm, repurchase our stock and consider strategic initiatives. As a result of a shelf registration which was filed in June 2005 and which became effective in the third quarter of 2006, we have the right to issue any combination of senior and subordinate debt securities, convertible debt securities and equity securities (common and/or preferred securities) up to a total amount of $520 million.

Our primary goal is to use our liquid resources to opportunistically and strategically convert our interest income to operating income.  While this goal is our priority, if opportunities are not present with what we consider a margin of safety, we will consider other ways to return capital to our shareholders including stock repurchase and dividends.

Asset Highlights

We reported assets under management as follows (dollars in millions):
						% Inc(Dec)
	2003	2004	2005	2006	2007	2007/2006	CAGR (a)
Mutual Funds
Open-End	$8,088	$8,029	$7,888	$8,389	$9,774	16.5%	8.6%
Closed-End	3,530	4,342	5,075	5,806	6,341	9.2	31.6
Fixed Income	1,714	1,499	735	744	1,122	50.8	(10.7)
Total Mutual Funds	13,332	13,870	13,698	14,939	17,237	15.4	11.4
Institutional & Separate Accounts
Equities: direct	9,106	9,881	9,550	10,282	10,708	4.1	7.7
“ sub-advisory	3,925	3,706	2,832	2,340	2,584	10.4	(0.2)
Fixed Income	504	388	84	50	24	(52.0)	(47.7)
Total Institutional & Separate Accounts	13,535	13,975	12,466	12,672	13,316	5.1	4.7
Investment Partnerships	692	814	634	491	460	(6.3)	(4.5)
Total Assets Under Management	$27,559	$28,659	$26,798	$28,102	$31,013	10.4	7.9

(a) The % CAGR is computed for the five-year period January 1, 2003 through December 31, 2007

Net inflows in 2007 totaled $0.6 billion compared to net outflows of $3.0 billion and $2.3 billion in 2006 and 2005, respectively.

Total net inflows from equities products were approximately $0.3 billion in 2007, and net inflows from fixed income products were $0.3 billion in 2007.

For the three years ended December 31, 2005, 2006 and 2007 our net cash inflows and outflows by product line were as follows (in millions):
	2005	2006	2007
Mutual Funds
Equities	$167	$(802)	$829
Fixed Income	(788)	(18)	331
Total Mutual Funds	(621)	(820)	1,160
Institutional & PWM Separate Accounts
Equities: direct	(310)	(807)	(448)
“ sub-advisory	(845)	(1,057)	(31)
Fixed Income	(310)	(36)	(28)
Total Institutional & PWM Separate Accounts	(1,465)	(1,900)	(507)
Investment Partnerships	(208)	(236)	(53)

Total Equities	(1,196)	(2,902)	297
Total Fixed Income	(1,098)	(54)	303
Total Net Cash (Out) In Flows	$(2,294)	$(2,956)	$600

For the three years ended December 31, 2005, 2006 and 2007 our net appreciation and depreciation by product line were as follows (in millions):

	2005	2006	2007
Mutual Funds
Equities	$425	$2,034	$1,092
Fixed Income	25	27	48
Total Mutual Funds	450	2,061	1,140
Institutional & HNW Separate Accounts
Equities: direct	(22)	1,539	834
“ sub-advisory	(29)	565	313
Fixed Income	6	2	2
Total Institutional & HNW Separate Accounts	(45)	2,106	1,149
Total Investment Partnerships	28	93	22

Total Equities	402	4,231	2,261
Total Fixed Income	31	29	50
Total Net Appreciation	$433	$4,260	$2,311

AUM were $31.0 billion as of December 31, 2007, 10.4% higher than December 31, 2006 AUM of $28.1 billion and 2.0% lower than September 30, 2007 AUM of $31.6 billion.

–
Our closed-end equity funds AUM reached $6.3 billion at December 31, 2007, 9.2% above the $5.8 billion on December 31, 2006 and below September 30, 2007 AUM of $6.4 billion. There are currently nine closed-end funds including the Gabelli Global Deal Fund, which was launched in January 2007.   The closed end AUM are comprised of  $5.1 billion common and $1.2 billion of preferred issues consisting of $548 million of fixed rate issues and $610 million of variable rate issues.

–	Our open-end equity funds AUM at December 31, 2007 were $9.8 billion, 16.5% greater than the $8.4 billion on December 31, 2006 and about the same as the September 30, 2007 AUM of $9.9 billion.

–
Our institutional and private wealth management business had $13.3 billion in separately managed accounts on December 31, 2007, 5.1% over December 31, 2006 AUM of $12.7 billion versus $13.8 billion on September 30, 2007.

–	Our investment partnership AUM were $460 million on December 31, 2007 down from $491 million on September 30, 2007 and December 31, 2006.

–	As of December 31, 2007, assets generating performance-based fees were $3.5 billion, an increase of 10.5% from the $3.2 billion on December 31, 2006 and 3.2% below $3.7 billion on September 30, 2007.

Operating Results for the Year Ended December 31, 2007 as Compared to the Year Ended December 31, 2006

Revenues
Total revenues were $292.4 million in 2007, $30.9 million or 11.8% higher than the total revenues of $261.5 million in 2006.  The increase in total revenues by revenue component was as follows (in millions):

			Increase (decrease)
	2006	2007	$	%
Investment advisory and incentive fees	$227.0	$250.4	$23.4	10.3%
Commissions	12.6	15.7	3.1	24.6
Distribution fees and other income	21.9	26.3	4.4	20.1
Total revenues	$261.5	$292.4	$30.9	11.8%

Investment Advisory and Incentive Fees:  Investment advisory and incentive fees, which comprised 85.6% of total revenues in 2007, are directly influenced by the level and mix of AUM.  At December 31, 2007 AUM were $31.0 billion, a 10.4% increase from prior year-end AUM of $28.1 billion.  Our equity AUM were $29.9 billion on December 31, 2007 versus $27.3 billion on December 31, 2006. Increases in open-end and closed-end fund assets ($2.3 billion), both from inflows of AUM and the result of market appreciation and a slight increase in separate account and institutional assets ($620 million) were slightly offset by decreases in AUM in our investment partnerships ($31 million).  Our fixed income assets increased approximately 45% to $1.1 billion at year-end 2007 from $794 million at the end of 2006.

Mutual fund revenues increased $20.3 million or 15.1%, driven by record breaking revenues from our open-end and closed-end equity funds.  Revenue from open-end equity funds increased $13.3 million or 16.6% from the prior year as average AUM in 2007 rose $1.4 billion to $9.4 billion from the $8.0 billion in 2006. Closed-end fund revenues increased $7.0 million, or 13.0%, from the prior year to $60.6 million. Revenue from Separate Accounts increased $7.9 million, or 9.8%, principally due to higher average asset levels and increase in fulcrum fees earned on certain accounts.  Assets in our equity Separate Accounts increased $0.6 billion or 5.1% for the year to $13.3 billion.

Total advisory fees from Investment Partnerships fell to $7.2 million in 2006 from $12.0 million in 2007.  Incentive allocations and fees from investment partnerships, which generally represent 20% of the economic profit, decreased to $3.5 million in 2007 compared to $6.4 million in 2006 while management fees were $3.7 million in 2007 from $5.6 million in 2006.

Commissions:  Commission revenues in 2007 were $15.7 million, a $3.1 million or 24.6% increase from $12.6 million in 2006.  Commission revenues derived from transactions on behalf of our Mutual Funds and Separate Account clients totaled $12.0 million, or approximately 77% of total commission revenues in 2007.

Distribution Fees and Other Income: Distribution fees and other income increased 20.1%, or $4.4 million, to $26.3 million in 2007 from 2006.  The increase was primarily due to higher distribution fees of $25.0 million 2007 versus $20.6 million for the prior year, principally as a result of an increase in average AUM due to our increased wholesaling of funds sold through unaffiliated broker dealers.

Expenses

Compensation: Compensation costs, which are largely variable in nature, increased approximately $17.6 million, or 17.2%, to $119.7 million in 2007 from $102.0 million in 2006.  Our variable compensation costs increased $16.6 million to $88.7 million in 2007 from $72.1 million in 2006 and increased, as a percent of revenues, to 30.4% in 2007 compared to 27.6% in 2006. While overall revenues increased, revenues in the Investment Partnership area decreased $4.8 million, as disclosed on page 50.  As a result, the compensation relating to the Investment Partnership area decreased from year to year because the variable compensation is driven by revenue levels. Fixed compensation costs rose approximately $0.9 million to $30.8 million in 2007 from $29.9 million in 2006 principally due to increases in salaries, partially offset by reduced bonus expense.

Management Fee: Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli for acting as CEO pursuant to his amended Employment Agreement so long as he is an executive of GBL and devoting the substantial majority of his working time to the business. In accordance with his amended employment agreement, Mr. Gabelli chose to allocate $1.5 million of his management fee to certain other employees of the Company in 2007. In 2007 management fee expense increased 9.3% to $14.5 million versus $13.2 million in 2006.

Distribution Costs: Distribution costs, which include marketing, promotion and distribution costs increased $3.2 million or 12.3% in 2007 from the 2006 period.

Other Operating Expenses: Our ongoing other operating expenses were $26.2 million in 2007 compared to $27.6 million in 2006. However, total other operating expenses decreased 40.6% from 2006 as a result of a reserve against earnings of approximately $15.0 million in 2006 relating to the proposed settlement of an SEC inquiry.

Other Income and Expense

Total other income (which represents primarily investment income from our proprietary investments), net of interest expense, was $26.7 million for the year ended December 31, 2007 compared to $56.9 million in 2006.  In 2006, we adopted FIN 46R and EITF 04-5 which led to the consolidation of certain partnerships and offshore funds. These accounting changes resulted in $14.2 million of other income, absent in the 2007 full year results. Also contributing to the year over year decline was the fourth quarter 2007 impairment charge of $5.1 million from losses on available for sale securities deemed from an accounting point of view to be other than temporary.

Interest and dividend income was $32.5 million in 2007 compared to $29.4 million in 2006.

Interest expense decreased $2.2 million to $12.0 million in 2007, from $14.2 million in 2005.  The decrease is due to the maturity of 5.22% Senior notes on February 17, 2007.

Income Taxes
The effective tax rate was 38.2% for the year ended December 31, 2007, consistent with the prior year’s comparable period.

Minority Interest
Minority interest expense was $0.7 million in 2007 compared to $10.5 million in 2006.  The decrease was primarily due to the earnings from our Investment Partnerships, which were consolidated into our results for year ended December 31, 2006 as a result of FIN 46R and EITF 04-5, and income from investments at our 92%-owned subsidiary, GSI.

Net Income
Net income for 2007 was $79.6 million or $2.79 per fully diluted share versus $71.9 million or $2.49 per fully diluted share for 2006.

Operating Margin
For the full year ended December 31, 2007, the operating margin before management fee was 40.2% versus 40.5% in the prior year.  The operating margin in 2006 is before the inclusion of a litigation reserve of approximately $15 million taken in 2006, a prepayment of $3.7 million in net distribution expenses and the funding of the Graham & Dodd, Murray, Greenwald Prize for Value Investing. Operating margin after management fee was 35.3% for the full year ended December 31, 2007 compared to 29.2% in the prior year.

Shareholder Compensation and Initiatives
During 2007, we returned $40.2 million of our earnings to shareholders through dividends and our stock repurchases.  We paid $1.12 per share in dividends ($31.5 million) to our common shareholders in 2007, which included four quarterly dividends of $0.03 per share on March 28, 2007, June 28, 2007, September 28, 2007, and December 28, 2007, respectively, to all shareholders of record on March 15, 2007, June 15, 2007, September 14, 2007, and December 14, 2007, respectively. We also paid a special dividend of $1.00 per share to all of our shareholders, payable on July 30, 2007 to shareholders of record on July 23, 2007. Through our stock buyback program, we repurchased approximately 186,400 shares in 2007 for a total investment of approximately $8.7 million or $46.45 per share.  There remain approximately 862,000 shares authorized under our stock buyback program on December 31, 2007.

Weighted average shares outstanding on a diluted basis in 2007 were 29.1 million and included 0.9 million shares from the assumed conversion of our 6% convertible note for the full year 2007, as under the applicable accounting methodology used to compute dilution, the convertible note was dilutive.  The full number of shares which may be issued upon conversion of this note is approximately 0.9 million.  During 2007, we issued 9,150 shares from the exercise of stock options and 385,400 RSA's. RSA's affect weighted average shares for diluted earnings per share but not for basic earnings per share. See Note F for details.

At December 31, 2007, we had 173,925 options outstanding to purchase our class A common stock and 382,400 RSA's which were granted under our Stock Award and Incentive Plans (the “Plans”). The allocation of the RSA's was recommended by the Company's Chairman who did not receive an RSA award.

Operating Results for the Year Ended December 31, 2006 as Compared to the Year Ended December 31, 2005

Revenues
Total revenues were $261.5 million in 2006, $8.2 million or 3.2% higher than the total revenues of $253.3 million in 2005.  The increase in total revenues by revenue component was as follows (in millions):

			Increase (decrease)
	2005	2006	$	%
Investment advisory and incentive fees	$220.4	$227.0	$6.6	3.0%
Commissions	12.2	12.6	0.4	3.5
Distribution fees and other income	20.7	21.9	1.2	5.6
Total revenues	$253.3	$261.5	$8.2	3.2%

Investment Advisory and Incentive Fees:  Investment advisory and incentive fees, which comprised 86.8% of total revenues in 2006, are directly influenced by the level and mix of AUM.  At December 31, 2006 AUM were $28.1 billion, a 4.9% increase from prior year-end AUM of $26.8 billion.  Our equity AUM were $27.3 billion on December 31, 2006 versus $26.0 billion on December 31, 2005. Increases in open-end and closed-end fund assets ($1.2 billion), principally the result of market appreciation during fourth quarter 2006 and a slight increase in separate account and institutional assets ($206 million) were slightly offset by decreases in AUM in our investment partnerships ($143 million).  Our fixed income assets decreased slightly to $794 million at year-end 2006 from $819 million at the end of 2005.

Mutual fund revenues increased $11.1 million or 9.0%, driven by revenues from closed-end funds and slightly increased revenues from open-end equity mutual funds.  Closed-end fund revenues increased $10.2 million, or 23.7%, from the prior year to $53.6 million. Revenue from open-end equity funds increased $0.8 million or 1.0% from the prior year as average AUM in 2006 rose $0.2 billion to $8.0 billion from the $7.8 billion in 2005.

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

Commissions:  Commission revenues in 2006 were $12.6 million, slightly above commission revenues of $12.2 million in 2005.  Commission revenues derived from transactions on behalf of our Mutual Funds and Separate Account clients totaled $9.4 million, or approximately 75% of total commission revenues in 2006.

Distribution Fees and Other Income: Distribution fees and other income increased 5.6%, or $1.2 million, to $21.9 million in 2006 from 2005.  The increase was primarily due to higher distribution fees of $20.6 million 2006 versus $19.4 million for the prior year, principally as a result of an increase in average AUM due to our increased wholesaling of funds sold through unaffiliated broker dealers.

Expenses
Compensation: Compensation costs, which are largely variable in nature, decreased approximately $4.2 million, or 3.9%, to $102.0 million in 2006 from $106.1 million in 2005.  Our variable compensation costs decreased $5.2 million to $72.1 million in 2006 from $77.3 million in 2005 and decreased, as a percent of revenues, to 27.6% in 2006 compared to 30.5% in 2005. While overall revenues increased, revenues in the Investment Partnership area decreased $2.8 million, as disclosed on page 51.  As a result, the compensation relating to the Investment Partnership area decreased from year to year because the variable compensation is driven by revenue levels.  An additional component of this decrease was the change in the compensation structure and the decision to not pay certain investment partnership compensation for 2006.  On a comparable basis, GBL paid out a lower percentage of Investment Partnership revenues in related variable compensation in 2006 than we did in 2005. Fixed compensation costs rose approximately $1.1 million to $29.9 million in 2006 from $28.8 million in 2005 principally due to increases in salaries and bonuses, partially offset by reduced stock option expense.

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

Other Income and Expense
Our proprietary investment portfolio consists of investments in mutual funds, U.S. treasury bills, common stocks as well as other investments including limited partnerships and offshore funds.  Net gain from investments increased to $35.6 million for the year ended December 31, 2006 compared to $9.2 million in 2005. Of the increase, $12.9 million was primarily due to improved investment results and $13.5 million of the increase was due to the consolidation of certain partnerships and offshore funds that are not expected to be consolidated in future periods in accordance with FIN 46R and EITF 04-5 in 2006.

Interest and dividend income was $35.5 million in 2006 compared to $20.2 million in 2005.

Interest expense increased $0.4 million to $14.2 million in 2006, from $13.8 million in 2005.  The increase is a result of changes to the terms of our Note with Cascade. In June 2006, GBL and Cascade agreed to amend the terms of the $50 million convertible note maturing in August 2011.  Effective September 15, 2006, the rate on the Note increased from 5% to 6% while the conversion price was raised to $53 per share from $52 per share.  In addition, the exercise date of Cascade’s put option was extended to May 15, 2007, the expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving GBL the right to redeem the Note at 101% of its principle amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions.

Income Taxes
The effective tax rate for 2006 was 38.2% compared to 37.5% in the prior year. Excluding the tax effects of the reserve against earnings as described above, the effective tax rate was 37.1%.

Minority Interest
Minority interest expense was $10.5 million in 2006 compared to $0.5 million in 2005.  The increase was primarily due to the earnings from our Investment Partnerships, which were consolidated into our results for year ended December 31, 2006 as a result of FIN 46R and EITF 04-5, and income from investments at our 92%-owned subsidiary, GSI.

Net Income
Net income for 2006 was $71.9 million or $2.49 per fully diluted share versus $63.9 million or $2.11 per fully diluted share for 2005.

Operating Margin
For the full year ended December 31, 2006, the operating margin before management fee was 40.5% versus 39.1% in the prior year.  The operating margin in 2006 is before the inclusion of a litigation reserve of approximately $15 million taken in 2006 and other charges in the fourth quarter as described above. Operating margin after management fee and the litigation reserve was 29.2% for the full year ended December 31, 2006 compared to 34.6% in the prior year.

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

Summary cash flow data is as follows:
	2005	2006	2007
		(in thousands)
Cash flows (used in) provided by from:
Operating activities	$(31,029)	$(5,708)	$175,263
Investing activities	(7,205)	(2,668)	(21,181)
Financing activities	(45,626)	(28,390)	(123,890)
(Decrease) increase in cash and cash equivalents	(83,860)	(36,766)	30,192
Cash and cash equivalents at beginning of year	257,096	173,161	138,113
Income related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net	-	1,754	-
Effect of exchange rates on cash and cash equivalents	(75)	(36)	14
Cash and cash equivalents at end of year	$173,161	$138,113	$168,319

Cash and liquidity requirements have historically been met through cash generated by operating income and our borrowing capacity.  At December 31, 2007, we had cash and cash equivalents of $168.3 million, an increase of $30.2 million from the prior year-end primarily due to the Company’s operating activities.  Under the terms of the capital lease, we are obligated to make minimum total payments of $4.2 million through April 2013.

Net cash provided by operating activities was $175.3 million for the year ended December 31, 2007, principally resulting from proceeds from sales of investments in securities of $1,364.3 million, net income of $79.6 million, $17.2 million in distributions from investments in partnerships and affiliates and a decrease in receivable from brokers of $17.5 million. Cash flows from operations were partially offset by $1,253.5 million in purchases of investments in securities, $18.0 million in purchases of investments in partnerships and affiliates and a $26.6 million decrease in payable to brokers.  Excluding the net effects of the consolidation of investment partnerships and offshore funds, our cash provided by operating activities was $171.1 million. Net cash used in operating activities was $5.7 million for the year ended December 31, 2006, principally resulting from $1,021.3 million in purchases of investments in securities, a $42.1 million increase in receivable from brokers, $4.9 million in purchases of investments in partnerships and affiliates and $40.0 million from the net effects of the FIN 46R and EITF 04-5 consolidation.  The uses were partially offset by proceeds from sales of investments in securities of $995.4 million, $22.8 million in increase in accrued expenses and other liabilities, $14.6 million in distributions from investments in partnerships and affiliates and an increase in compensation payable of $1.3 million.  Excluding the net effects of the consolidation of investment partnerships and offshore funds, our cash provided by operating activities was $34.2 million.

Net cash used in investing activities of $21.2 million in 2007 is due to purchases of available for sale securities of $26.4 million, partially offset by proceeds from sales of available for sale securities of $5.2 million.  Net cash used in investing activities of $2.7 million in 2006 is due to purchases of available for sale securities of $5.4 million, partially offset by proceeds from sales of available for sale securities of $2.8 million.

Net cash used in financing activities of $123.9 million in 2007 principally resulted from the $82.3 million payoff of 5.22% Senior Notes, the repurchase of our class A common stock under the Stock Repurchase Program of $8.7 million and dividends paid of $31.5 million. Excluding the net effects of the consolidation of investment partnerships and offshore funds, our net cash used in financing activities was $122.7 million.  Net cash used in financing activities of $28.4 million in 2006 principally resulted from the repurchase of our class A common stock under the Stock Repurchase Program of $54.6 million and dividends paid of $3.4 million, partially offset by $29.7 million in contributions by partners into our investment partnerships. Excluding the net effects of the consolidation of investment partnerships and offshore funds, our net cash used in financing activities was $58.1 million.

We continue to maintain our investment grade ratings which we have received from two ratings agencies, Moody’s Investors Services and Standard and Poor’s Ratings Services.  We believe that our ability to maintain our investment grade ratings will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs.

Gabelli & Company is registered with the SEC as a broker-dealer and is regulated by FINRA. As such, it is subject to the minimum net capital requirements promulgated by the SEC. G&Co's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the SEC, which requires minimum net capital of $250,000. As of December 31, 2006 and 2007, Gabelli & Company had net capital, as defined, of approximately $17.5 million and $19.1 million, respectively, exceeding the regulatory requirement by approximately $17.3 million and $18.9 million, respectively. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

Our subsidiary, GAMCO Asset Management (UK) Limited is a registered member of the Financial Services Authority.  In connection with this registration in the United Kingdom, we have a minimum Liquid Capital Requirement of £267,000, ($533,000 at December 31, 2007) and an Own Funds Requirement of €50,000 ($74,000 at December 31, 2007).  We have consistently met or exceeded these minimum requirements.

Market Risk

Equity Price Risk

We are subject to potential losses from certain market risks as a result of absolute and relative price movements in financial instruments due to changes in interest rates, equity prices and other factors.  Our exposure to market risk is directly related to our role as financial intermediary and advisor for AUM in our Mutual Funds, Separate Accounts, and Investment Partnerships as well as our proprietary investment and trading activities.  At December 31, 2007, our primary market risk exposure was for changes in equity prices and interest rates.  At December 31, 2006 and 2007, we had equity investments, including mutual funds largely invested in equity products, of $279.6 million and $278.8 million, respectively.  Investments in mutual funds, $144.3 million and $136.8 million at December 31, 2006 and 2007, respectively, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships and affiliates which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships and affiliates totaled $81.9 million and $100.0 million at December 31, 2006 and 2007, respectively, of which $36.9 million and $27.4 million were invested in partnerships and affiliates which invest in event-driven merger arbitrage strategies.  These strategies are primarily dependent upon deal closure rather than the overall market environment.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of December 31, 2006 and 2007.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments.

(In thousands)
	Fair Value	Fair Value assuming 10% decrease in equity prices	Fair Value assuming 10% increase in equity prices
At December 31, 2006:
Equity price sensitive investments, at fair value	$387,703	$348,933	$426,473
At December 31, 2007:
Equity price sensitive investments, at fair value	$351,482	$316,334	$386,631

Our revenues are primarily driven by the market value of our AUM and are therefore exposed to fluctuations in market prices of these assets, which are largely readily marketable equity securities.  Investment advisory fees for mutual funds are based on average daily or weekly asset values.  Advisory fees earned on institutional and private wealth management separate accounts, for any given quarter, are generally determined based on asset values at the beginning of a quarter.  Any significant increases or decreases in market value of assets managed which occur during a quarter will result in a relative increase or decrease in revenues for the following quarter.

Investment Partnership advisory fees are computed based on monthly or quarterly asset values.  The incentive allocation or fee of 20% of the economic profit from Investment Partnerships is impacted by changes in the market prices of the underlying investments of these products and is not recognized until the end of the measurement period.

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in government obligations and money market funds.  These investments are primarily short term in nature, and the fair value of these investments generally approximates market value.

Commitments and Contingencies

We are obligated to make future payments under various contracts such as debt agreements and capital and operating lease agreements.  The following table sets forth our significant contractual cash obligations as of December 31, 2007 (in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter
Contractual Obligations:
5.5% Senior notes	$100,000	$-	$-	$-	$-	$-	$100,000
6% Convertible note	50,000	-	-	-	50,000	-	-
Capital lease obligations	4,205	890	765	765	765	765	255
Non-cancelable operating lease obligations	1,559	562	476	374	147	-	-
Total	$155,764	$1,452	$1,241	$1,139	$50,912	$765	$100,255

In June 2006, GBL and Cascade agreed to amend the terms of the Note maturing in August 2011.  Effective September 15, 2006, the rate on the Note increased from 5% to 6% while the conversion price was raised to $53 per share from $52 per share.  In addition, the exercise date of Cascade’s put option was extended to May 15, 2007, the expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving GBL the right to redeem the Note at 101% of its principal amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions. On April 18, 2007, the Company and Cascade amended the terms of the Note maturing in August 2011, to extend the exercise date for Cascade’s put option from May 15, 2007 to December 17, 2007 and to extend the expiration date of the related letter of credit to December 24, 2007. The put option expired on December 17, 2007, the related letter of credit expired on December 24, 2007, and the collateral securing the letter of credit was released and became unrestrcited company assets as of that date. Subsequent to year end, GBL filed a Form S-3 to register the resale of shares of GBL by Cascade. On January 22, 2008, Cascade elected to convert $10 million of the Note into 188,697 GBL shares. Cascade requested that the remaining $40 million face value of notes be segregated into eight notes each with a face value of $5 million.

Off-Balance Sheet Arrangements

We are the General Partner or co-General Partner of various limited partnerships whose underlying assets consist primarily of marketable securities. As General Partner or co-General Partner, we are contingently liable for all of the limited partnerships' liabilities.

Our income from these limited partnerships consists of our share of the management fees and the 20% incentive allocation from the limited partners. We also receive our pro-rata return on any investment made in the limited partnership.  We earned management fees of $2.0 million in 2007 and $1.6 million in 2006 and incentive fees of $1.5 million and $2.4 million in 2007 and 2006, respectively.  Our pro-rata gain on investments in these limited partnerships totaled $0.5 million in 2007 as compared to a pro-rata gain of $0.8 million in 2006.

We do not invest in any other off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in the Consolidated Financial Statements.

Certain Relationships and Related Transactions

The following is a summary of certain related party transactions.  Further details regarding these and other relationships will appear in our Proxy Statement for our 2008 Annual Meeting of Shareholders.

GGCP, Inc. owns a majority of our Class B Stock, representing approximately 95% of the combined voting power and 72% of the outstanding shares of our common stock at December 31, 2007.

We lease an approximately 60,000 square foot building located at 401 Theodore Fremd Avenue, Rye, New York as our headquarters (the “Building”) from an entity that is owned by the children of Mr. Gabelli. Under the lease for the Building, which expires on April 30, 2013, we are responsible for all operating expenses, costs of electricity and other utilities and taxes. For 2007, the rent was $855,937, or $14.27 per square foot, and will increase to $889,570, or $14.83 per square foot, for the period January 1, 2008 through December 31, 2008.  For 2005 and 2006, the rent was $802,384, or $13.37 per square foot, and $834,047, or $13.90 per square foot, respectively.

Through August 2007, we sub-leased approximately 5,069 square feet in the Building to an unaffiliated entity, which paid rent to us at the rate of $28 per square foot plus $3 per square foot for electricity.  We also sub-lease approximately 3,300 square feet in the Building to LICT Corporation, a company for which Mr. Gabelli serves as Chairman, which also pays rent to us at the rate of $28 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses. The total amounts paid in 2005, 2006, and 2007 to us for rent and other expenses under this lease were $111,332, $113,573, and $115,030, respectively.  In October 2007, we and LICT Corporation further agreed to extend the term of the sub-lease for a minimum of three years until December 2013 on the same terms and conditions.

Prior to our initial public offering in February 1999, the Company and GGCP entered into a Management Services Agreement, with a one-year term, renewable annually, under which we will provide certain services for GGCP, including furnishing office space and equipment, providing insurance coverage, overseeing the administration of its business and providing personnel to perform certain administrative services. The Management Services Agreement was renewed in May 2007.  Pursuant to the Management Services Agreement, GGCP paid us $200,000 for services provided in each of the years 2005 and 2006. For 2007, GGCP is currently negotiating an amount and is unlikely to extend this agreement beyond 2007.

On May 31, 2006, we entered into an Exchange and Standstill Agreement with Frederick J. Mancheski, a significant shareholder, pursuant to which, among other things, he agreed to exchange his 2,071,635 shares of Class B Stock for an equal number of shares of Class A Stock. Certain shareholders of GGCP, including two of our executive officers and a director, who received shares of Class B Stock in a distribution from GGCP, also agreed to exchange their shares of Class B Stock for an equal number of shares of Class A Stock.  Pursuant to a Registration Rights Agreement that we entered into with Mr. Mancheski, we filed a shelf registration statement that was declared effective by the SEC on September 1, 2006 for the sale by Mr. Mancheski and others, including certain of our officers, employees and a director, of up to 2,486,763 shares of Class A Stock.

For 2005, 2006, and 2007, we incurred charges of $159,124, $190,477, and $270,787, respectively, for incremental costs (but not the fixed costs) relating to our use of an airplane in which GGCP owns a fractional interest.

GAMCO, a wholly-owned subsidiary of the Company, has entered into agreements to provide advisory and administrative services to MJG Associates, Inc., which is wholly-owned by Mr. Gabelli, and to GSI, a majority-owned subsidiary of the company, with respect to the private investment funds managed by each of them. Pursuant to such agreements, GSI and MJG Associates, Inc. paid GAMCO $50,000 and $10,000, respectively, (excluding reimbursement of expenses) for each of the years 2005, 2006, and 2007.  Manhattan Partners I, L.P. and Manhattan Partners II, L.P., investment partnerships for which John Gabelli Inc. is the general partner, paid GAMCO investment advisory fees in the amount of $54,499 for 2007 and Manhattan Partners I, L.P. paid management fees in the amount of $16,959 to the general partners of Gemini Global Partners, L.P.  For 2006, the investment advisory fees were $42,680 and the management fees were $15,779.  Comparable amounts for 2005 were $65,443 and $15,598, respectively.

Gabelli Securities International Limited (“GS International”) was formed in 1994 to provide management and investment advisory services to offshore funds and accounts. Mr. Marc Gabelli, who had various responsibilities within several of our subsidiaries and is the son of our Chairman, owns 55% of GS International and GSI owns the remaining 45%. In 1994, Gabelli International Gold Fund Limited (“GIGFL”), an offshore investment company investing primarily in securities of issuers with gold-related activities, was formed and GS International entered into an agreement to provide management services to GIGFL. GSI in turn entered into an agreement with GS International to provide investment advisory services to GIGFL in return for receiving all investment management fees paid by GIGFL. Pursuant to such agreement, GSI received investment management fees of $62,184 and incentive fees of $156,211 for 2007.  Comparable amounts for 2006 were $49,279 and $209,720, respectively, and for 2005 they were $77,649 and $168,280, respectively.   In April 1999, Gabelli Global Partners, Ltd., an offshore investment fund, was incorporated. GS International and Gemini Capital Management, LLC (“Gemini”), an entity owned by Mr. Marc Gabelli, were engaged by the fund as investment advisors as of July 1, 1999. The fund paid half of the management fees and incentive fees for 2007 in the amounts of $36,462 and $11,281, respectively, to GS International, which amounts it in turn paid to GSI for services provided.  Therefore, for 2007, Gemini received half of the management fee and incentive fee paid by the fund in the amount of $36,462 and $11,281, respectively.  For 2005 and 2006, there were no incentive fees paid by the fund to GS International but there were management fees paid by the fund to GS International of $73,696 and $61,651, respectively, with equal amounts being received by Gemini in each year.  In 2005, GS International incurred $34,179 for the clawback of incentive fees charged to the investment advisor from the fund, and Gemini incurred its equal share, or $34,179, for this clawback.  No clawback amounts were recorded in 2006 and 2007.  In April 1999, GSI formed Gabelli Global Partners, L.P., an investment limited partnership for which GSI and Gemini are the general partners. In March 2002, Gabelli Global Partners, L.P. changed its name to Gemini Global Partners, L.P. Gemini received half of the management fee paid by the partnership to the general partners in the amount of $86,371 and half of incentive fee earned by the general partners in the amount of $42,929 for 2007. Comparable amounts for 2006 were $90,096 and $19,515, respectively, and comparable amounts for 2005 were $96,106 and $654, respectively.  In December 1999, Gabelli European Partners, Ltd., an offshore investment fund, was incorporated. GS International was engaged as an investment advisor by the fund as of January 1, 2000. For services rendered by GSI, GS International paid GSI all of the management and incentive fees it received for 2007 from the fund in the amount of $11,756 and $55,974, respectively.  Comparable amounts for 2006 were $38,915 and $42,133, respectively, and comparable amounts for 2005 were $41,237 and $56,694, respectively.

At December 31, 2006 and December 31, 2007, approximately $176 million and $201 million, respectively, of our proprietary investment portfolio were managed by our analysts or portfolio managers other than Mr. Gabelli. The individuals managing these accounts receive 20% of the net profits, if any, earned on the accounts; however, some of the analysts are required to meet a hurdle rate of 5% before earning this 20% payout. A son of the Chairman, who is our Director of Trading, was given responsibility in August 2006 for managing an account with up to $50 million of our proprietary investments, which account was funded with approximately $40 million during 2006, for which he would be paid on an annual basis 20% of any net profits earned on the account for the year.  For 2006 and 2007, he earned $118,427 and $401,624, respectively, for managing this account.

As required by our Code of Ethics, our staff members are required to maintain their brokerage accounts at Gabelli & Company unless they receive permission to maintain an outside account. Gabelli & Company offers all of its staff the opportunity to engage in brokerage transactions at discounted rates. Accordingly, many of our staff members, including the executive officers or entities controlled by them, have brokerage accounts at Gabelli & Company and have engaged in securities transactions through it at discounted rates. From time to time, we through our subsidiaries in the ordinary course of business have also provided brokerage or investment advisory services to our directors, the substantial shareholders listed in the table under “Certain Ownership of Our Stock” (in item 12 of this report on Form 10-K) or entities controlled by such persons for customary fees.

We serve as the investment advisor for the Funds and earn advisory fees based on predetermined percentages of the average net assets of the Funds. In addition, Gabelli & Company has entered into distribution agreements with each of the Funds.  As principal distributor, Gabelli & Company incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a distribution fee from the Funds or reimbursement from the investment advisor. Gabelli & Company earns a majority of its commission revenue from transactions executed on behalf of clients of affiliated companies.  Advisory and distribution fees receivable from the Funds were approximately $23,219,000 and $24,830,000 at December 31, 2006 and 2007, respectively.  GBL earned approximately $1,323,000, $1,308,000 and $1,400,000 in 2005, 2006 and 2007, respectively, in advisory fee revenues and approximately $15,000, $20,000 and $21,000 in 2005, 2006 and 2007, respectively, in distribution fees from our proprietary investments in the Funds which are included in investment advisory and incentive fees and distribution fees and other income, respectively, on the consolidated statements of income.

Gabelli & Company also participates in syndicated underwriting activities, some of which involve the issuance of preferred or common shares of Gabelli closed-end funds. In 2005, 2006, and 2007, there were 2, 1, and 2 such Gabelli closed-end fund offering underwritings, respectively, with Gabelli & Company commitments for them of $5.9 million, $14.0 million and $42.5 million, respectively.

We had an aggregate investment in the Funds of approximately $277,487,000 and $301,482,000 at December 31, 2006 and 2007, respectively, of which approximately $135,428,000 and $167,357,000 was invested in money market mutual funds, included in cash and cash equivalents, at December 31, 2006 and 2007, respectively.  GBL earned approximately $4,615,000, $6,550,000, and $6,717,000 in 2005, 2006 and 2007, respectively, in interest income from our investment in our money market mutual fund. Distributions from the Funds, which are included within interest and dividend income on the consolidated statements of income, were approximately $6,236,000, $12,750,000, and $11,391,000 in 2005, 2006 and 2007, respectively.

Immediately preceding the Offering and in conjunction with the Reorganization, GBL and our Chairman entered into an Employment Agreement.  Under the Employment Agreement, we will pay the Chairman 10% of our aggregate pre-tax profits while he is an executive of GBL and devoting the substantial majority of his working time to the business of GBL. The management fee was approximately $11,462,000, $13,236,000, and $14,463,000 for the years ended December 31, 2005, 2006 and 2007, respectively.  For 2007, the Chairman allocated $1,452,000 and in 2006 he allocated $1,250,000 of his compensation to Douglas R. Jamieson, for activities and support of the Chairman. The Chairman also earned $15,271,000, $14,763,000 and $19,391,000, respectively, for acting as portfolio manager and/or attracting and providing client service to a large number of GAMCO's separate accounts; $17,272,000, $18,112,000 and $20,501,000, respectively; for creating and acting as portfolio manager of several open-end funds; $9,557,000, $9,997,000 and $16,723,000, respectively, for creating and acting as portfolio manager of the closed-end Funds; and $2,087,000, $1,777,000 and $784,000, respectively, for providing other services, including acting as portfolio and relationship manager of investment partnerships for the years ended December 31, 2005, 2006, and 2007, which have been included in compensation costs, of which $4,210,000 and $1,307,000 was payable at December 31, 2006 and 2007, respectively.

On February 6, 2008, Mr. Gabelli entered into an amended and restated employment agreement which was approved by the GBL shareholders on November 30, 2007 and which limits his activities outside of GBL. The Amended Agreement amended Mr. Gabelli’s Employment Agreement primarily by (i) eliminating outdated provisions, clarifying certain language and reflecting our name change, (ii) revising the term of the Employment Agreement from an indefinite term to automatically renewed one-year periods in perpetuity following the initial three-year term unless either party gives 90 days written notice prior to the expiration of the annual term following the initial three-year term, (iii) allowing for services to be performed for former subsidiaries that are spun off to shareholders or otherwise cease to be subsidiaries in similar transactions, (iv) allowing new investors in the permitted outside accounts if all of the performance fees, less expenses, generated by assets attributable to such investors are paid to us, (v) allowing for the management fee to be paid directly to Mr. Gabelli or to an entity designated by him, and (vi) adding certain language to ensure that the Amended Agreement is construed to avoid the imposition of any tax pursuant to Section 409A of the Code.

Consistent with the firm’s practice since its inception in 1977, Mr. Gabelli will also continue receiving a percentage of revenues or net operating contribution, which are substantially derived from AUM, as compensation relating to or generated by the following activities: (i) managing or overseeing the management of various investment companies and partnerships, (ii) attracting mutual fund shareholders, (iii) attracting and managing separate accounts, and (iv) otherwise generating revenues for the company. Such payments are made in a manner and at rates as agreed to from time to time by GAMCO, which rates have been and generally will be the same as those received by other professionals at GAMCO performing similar services. With respect to our institutional and high net worth asset management and mutual fund advisory business, we pay out up to 40% of the revenues or net operating contribution to the portfolio managers and marketing staff who introduce, service or generate such business, with payments involving the separate accounts being typically based on revenues and payments involving the mutual funds being typically based on net operating contribution.

Mr. Gabelli has agreed that while he is employed by us he will not provide investment management services outside of GAMCO, except for certain permitted accounts. The Amended Agreement may not be amended without the approval of the Compensation Committee.

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

We believe the critical assumptions and estimates are those applied to revenue recognition, the accounting for and valuation of investments, partnerships, and offshore funds, goodwill and other long-lived intangibles, income taxes, and stock based compensation accounting.

Major Revenue-Generating Services and Revenue Recognition

The Company’s revenues are derived primarily from investment advisory and incentive fees, commissions and distribution fees.

Investment advisory and incentive fees are directly influenced by the level and mix of AUM as fees are derived from a contractually-determined percentage of AUM for each account as well as fulcrum fees earned on certain accounts.  Advisory fees from the open-end mutual funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable in the consolidated statements of financial condition.  Advisory fees from separate accounts ("Separate Accounts") are generally computed quarterly based on account values as of the end of the preceding quarter and accrued monthly, and amounts receivable are included in investment advisory fees receivable in the consolidated statements of financial condition.  Management fees from Investment Partnerships are computed either monthly or quarterly and accrued monthly, and amounts receivable are included in other receivables from affiliates in the consolidated statements of financial condition. The Company derives approximately 86% of its total revenues from advisory and management fees. These revenues vary depending upon the level of sales compared with redemptions, financial market conditions and the fee structure for AUM. Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

Revenues from Investment Partnerships also generally include an incentive allocation or a fee of 20% of the economic profit.  The incentive allocation or fee is generally based on the absolute gain in a portfolio and is recognized at the end of the measurement period, and amounts receivable are included in other receivables from affiliates in the consolidated statements of financial condition.  There were $6.6 and $2.8 million in incentive allocations or fees receivable as of December 31, 2006 and 2007, respectively.  The Company also receives fulcrum fees from certain institutional separate accounts, which are based upon meeting or exceeding specific benchmark index or indices. These fees are recognized at the end of the stipulated contract period for the respective account, and receivables due from fulcrum fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition.  There was $4.4 and $5.1 million in fulcrum fees receivable as of December 31, 2006 and 2007, respectively.  Management fees on a majority of the closed-end preferred shares are received at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period.  Receivables due on management fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition. There were $10.5 and $10.1 million in management fees receivable on closed-end preferred shares as of December 31, 2006 and 2007, respectively.

Gabelli & Company, Inc., a subsidiary of GBL, generates brokerage commission revenues and related clearing charges on a trade-date basis from securities transactions executed on an agency basis on behalf of institutional clients and mutual funds, private wealth management clients and retail customers of affiliate companies.  It is also involved in syndicated underwriting activities.  It participates in syndicated underwritings of public equity and debt offerings managed by major investment banks. It provides institutional investors and investment partnerships with investment ideas on numerous industries and special situations, with a particular focus on small-cap and mid-cap companies.  The team of sell-side analysts follow economic sectors on a global basis, and are bottom-up stock pickers, recommending companies that trade at significant differences to PMV.  PMV investing is a disciplined, research-driven approach based on the extensive use of security analysis.  In this process, it carefully selects stocks whose intrinsic value, based on its estimate of current asset value and future growth and earnings power, is significantly different from the value as reflected in the public market.  It then calculates the firm’s PMV, which is defined as the price an informed industrial buyer would by likely to pay to acquire the business.  The research focuses on company fundamentals, cash flow statistics, and catalysts that will help realize returns.

Distribution fees revenues are derived primarily from the distribution of Gabelli mutual funds (“Funds”) advised by two subsidiaries of GBL, Gabelli Funds, LLC and Gabelli Advisers, Inc.  Another GBL subsidiary, Gabelli & Company, distributes our open-end Funds pursuant to distribution agreements with each Fund.  Under each distribution agreement with an open-end Fund, Gabelli & Company offers and sells such open-end Fund shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of Third-Party Distribution Programs, financial intermediaries and Gabelli & Company’s sales personnel.  Gabelli & Company receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 of the Investment Company Act.  Gabelli & Company is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back-end sales charge.

Under the distribution plans, the open-end Class AAA shares of the Funds (except The Gabelli US Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund) and the Class A shares of various Funds pay Gabelli & Company a distribution or service fee of .25% per year (except the Class A shares of the Westwood Funds which pay .50% per year) on the average daily net assets of the fund. Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%.  Gabelli & Company’s distribution agreements with the Funds may continue in effect from year to year only if specifically approved at least annually by (i) the Fund's Board of Directors or Trustees or (ii) the Fund's shareholders and, in either case, the vote of a majority of the Fund's directors or trustees who are not parties to the agreement or "interested persons" of any such party, within the meaning of the Investment Company Act. Each Fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days' written notice by (i) a vote of the majority of its directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Fund. Each distribution agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act.  Gabelli & Company may terminate a distribution agreement without penalty upon 60 days' written notice.

Distribution fees from the open-end mutual funds are computed daily based on average net assets and are accrued monthly. The amounts receivable for distribution fees are included in other receivables from affiliates on the consolidated statements of financial condition.

Finally, GBL also has investment income generated from its proprietary trading activities.

GBL’s principal market is in the United States.  In 2007, the GBL opened a research office in Shanghai, China and another in Singapore in early 2008 and will continue to evaluate adding additional research offices throughout the world.

Investments in Securities Transactions and Commissions Revenue and Clearing Charges

Investments in securities are accounted for as either “trading securities” or “available for sale” and are stated at quoted market values. Securities that are not readily marketable are stated at their estimated fair values as determined by our management. The resulting unrealized gains and losses for trading securities are included in net gain from investments, and the unrealized gains and losses for available for sale securities, net of management fees and tax, are reported as a separate component of stockholders’ equity.  Securities transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from securities transactions are recorded on the identified cost basis and are included in net gain from investments.  Commissions revenue and related clearing charges are recorded on a trade date basis.

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

We were not required to consolidate these entities on our consolidated statements of financial condition at March 31, 2006.  In addition, these partnerships and offshore funds, for which the agreements were amended, are not required to be consolidated within our consolidated statements of income and consolidated statements of cash flows or on our consolidated statements of financial condition from the second quarter of 2006 and forward as long as GBL continues to not maintain direct or indirect control over the investment partnerships and offshore funds.  For the year ended December 31, 2006, the consolidation of these entities for the first quarter 2006 had no effect on net income but did affect the classification of income between operating and other income. The equity method of accounting is applied for the investment partnerships and offshore funds that are not consolidated under the provisions of FIN 46R and EITF 04-5.

We also consolidated five other investment partnerships and two other offshore funds in which we have a direct or indirect controlling financial interest as of and for the year ended December 31, 2006.  These entities have been consolidated within our consolidated financial statements for the years ended December 31, 2006 and 2007 and will continue to be consolidated in future periods as long as we continue to maintain a direct or indirect controlling financial interest.  In addition to minor FIN 46R and EITF 04-5 adjustments to the consolidated statements of income and consolidated statements of cash flows for the years ended December 31, 2006 and 2007 related to these entities, the consolidation of these entities also resulted in minor adjustments to our consolidated statements of financial condition at December 31, 2006 and 2007.

For 2006, six entities, five investment partnerships and one offshore fund, were consolidated as a result of applying the guidance in EITF 04-5 and one entity, an offshore fund, was consolidated as a result of applying the guidance in FIN 46R. In 2007, eight entities (six investment partnerships and two offshore funds) are consolidated as a result of applying the guidance in EITF 04-5. No entities were consolidated as a result of FIN 46R for 2007 as the Company was no longer considered the primary beneficiary effective January 1, 2007.

For the years ended December 31, 2006 and 2007, the consolidation of these entities had no impact on net income but did result in (a) the elimination of revenues and expenses which are now intercompany transactions; (b) the recording of all the partnerships’ operating expenses of these entities including those pertaining to third-party interests; (c) the recording of all other income of these entities including those pertaining to third-party interests; (d) recording of income tax expense of these entities including those pertaining to third party interests and (e) the recording of minority interest which offsets the net amount of any of the partnerships’ revenues, operating expenses, other income and income taxes recorded in these respective line items which pertain to third-party interest in these entities.  While this had no impact on net income, the consolidation of these entities does affect the classification of income between operating and other income.

Goodwill

Prior to the issuance of Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill and other long-lived intangible assets were amortized each year.  The adoption of SFAS No. 142 at the beginning of 2002 eliminated the amortization of these assets and established requirements for having them tested for impairment at least annually.

There was an impairment charge of $56,000 recorded for the year ended December 31, 2007 as a result of the voluntary deregistration of an inactive broker dealer subsidiary.

At November 30, 2006 and November 30, 2007, management conducted its annual assessments and assessed the recoverability of goodwill and determined that there was no further impairment of the remaining goodwill on GBL’s consolidated financial statements.  In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets.  If these estimates or related projections change in the future, it may result in an impairment charge for these assets to income.

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

In May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, amending FSP FIN 48 to clarify that a tax position could be effectively settled upon examination by a taxing authority. We have updated our schedule of uncertain tax positions and the impact of taxes, interest, and penalties has been reflected within our income tax provision and disclosed within our footnotes to the consolidated financial statements.

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

On December 7, 2007, employees of the Company were granted 385,400 RSA's . The allocation of the RSA's was recommended by the Company's Chairman who did not receive an RSA award. Under the terms of the RSA, employees will vest 30% of their respective awards after 3 years of service and vest 70% of their respective awards after 5 years of service.  The closing share price of GBL shares on December 20, 2007 was $63.50, which is the grant date for purposes of calculation of the compensation expense to be recognized over the 5 year vesting period. During the vesting period, dividends to RSA holders are held until their shares have vested. Dividends paid on equity awards that vest are charged to retained earnings.

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

In April 2006, the FASB issued FSP FIN 46R-6 “Determining the Variability to be Considered in Applying FASB Interpretation No. 46R” (“FIN 46-R-6”).  FIN 46-R-6 addresses certain major implementation issues related to FIN 46R, specifically how a reporting enterprise should determine the variability to be considered in applying FIN 46R. FIN 46-R-6 is effective as of the beginning of the first day of the first reporting period beginning after September 15, 2006. The Company adopted this Statement on January 1, 2007.  The impact of adopting this statement has been immaterial to the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN 48, which is an interpretation of FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted this interpretation on January 1, 2007.   See Note D to the consolidated financial statements of this report on Form 10-K for discussion.

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

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (“Statement 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157.  The Company plans to adopt this statement on January 1, 2008.  The impact of adopting Statement 159 is expected to be immaterial to the Company’s consolidated financial statements because the Company has not elected to report selected financial assets and liabilities at fair value.

In June 2007, the FASB issued Emerging Issues Task Force ("EITF") 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards". The EITF release discusses how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under FAS 123(R).The release became relevant to the Company after the Board of Directors authorized the issuance of restricted stock awards (share based payments) to Company employees in December 2007. Employees of the Company who received shares in the 2007 granting of restricted stock awards earn dividends which are held for them until the RSA vesting dates and are forfeited if they are no longer employed by the Company on those dates. Accordingly, because they are not entitled to receive dividends on their unvested shares, the release does not have any financial impact on the Company for the year ended December 31, 2007.

In December 2007, the FASB issued FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" ("Statement 160") to improve the relevance, comparability, and transparency of the financial information that a reporting entity with minority interests provides in its consolidated financial statements. Statement 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts ofconsolidated net income attributable to the parent and to the noncontrolling interest. Statement 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. Statement 160 does not change the provisions of “Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin No. 51” ("ARB 51") related to consolidation purpose or  consolidation policy or the requirement that a parent consolidate all entities in which it has a controlling financial interest. Statement 160 does, however, amend certain of ARB 51’s consolidation procedures to make them consistent with the requirements of FASB Statement 141(R) "Business Combinations". It also amends ARB 51 to provide definitions for certain terms and to clarify some terminology. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company plans to adopt this statement on January 1, 2009. Statement 160 will impact the Company's consolidated financial statements presentation and disclosure of minority interest.

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

We have audited the accompanying consolidated statements of financial condition of GAMCO Investors, Inc. and Subsidiaries (“GAMCO”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of GAMCO’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GAMCO Investors, Inc. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note D Income Taxes to the consolidated financial statements, GAMCO adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GAMCO Investors, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

New York, New York
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
GAMCO Investors, Inc. and Subsidiaries

We have audited GAMCO Investors, Inc. and Subsidiaries’ (“GAMCO’s”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GAMCO’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, GAMCO Investors, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of GAMCO Investors, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, of GAMCO Investors, Inc. and Subsidiaries and our report dated March 17, 2008, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

New York, New York
March 17, 2008

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2005	2006	2007
Revenues
Investment advisory and incentive fees	$220,464	$227,005	$250,410
Commission revenue	12,195	12,619	15,729
Distribution fees and other income	20,673	21,839	26,230
Total revenues	253,332	261,463	292,369
Expenses
Compensation costs	106,147	101,995	119,571
Management fee	11,462	13,236	14,463
Distribution costs	21,512	25,782	28,965
Other operating expenses	26,665	44,103	26,203
Total expenses	165,786	185,116	189,202
Operating income	87,546	76,347	103,167
Other Income (Expense)
Net gain from investments	9,172	35,613	6,147
Interest and dividend income	20,223	35,506	32,497
Interest expense	(13,782)	(14,226)	(11,965)
Total other income, net	15,613	56,893	26,679
Income before income taxes and minority interest	103,159	133,240	129,846
Income taxes	38,685	50,848	49,548
Minority interest	533	10,465	729
Net income	$63,941	$71,927	$79,569

Net income per share:
Basic	$2.15	$2.52	$2.83
Diluted	$2.11	$2.49	$2.79

Weighted average shares outstanding:
Basic	29,805	28,542	28,142
Diluted	31,155	29,525	29,129

Dividends declared	$0.09	$0.12	$1.12

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	December 31,
	2006	2007
ASSETS

Cash and cash equivalents, including restricted cash of $2,079 and $0, respectively	$138,113	$168,319
Investments in securities, including restricted securities of $52,116 and $0, respectively	507,595	394,977
Investments in partnerships and affiliates	81,884	100,031
Receivable from brokers	53,682	40,145
Investment advisory fees receivable	31,094	33,701
Other receivables from affiliates	9,902	7,126
Capital lease	1,459	1,213
Goodwill	3,523	3,467
Other assets	9,979	8,601
Total assets	$837,231	$757,580

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers	$36,345	$7,562
Income taxes payable	13,922	17,539
Capital lease obligation	2,781	2,525
Compensation payable	30,174	25,362
Securities sold, not yet purchased	8,244	2,229
Accrued expenses and other liabilities	41,053	38,810
Total operating liabilities	132,519	94,027

5.5% Senior notes (due May 15, 2013)	100,000	100,000
6% Convertible note, $50 million outstanding (conversion price, $53.00 per share; note due August 14, 2011)	49,504	49,608
5.22% Senior notes (due February 17, 2007)	82,308	-

Total liabilities	364,331	243,635

Minority interest	21,324	12,630

Stockholders' equity:
Class A Common Stock, $.001 par value; 100,000,000 shares
authorized; 12,055,872 and 12,574,995 shares issued, respectively; 7,487,018 and 7,819,741 shares outstanding, respectively	12	12
Class B Common Stock, $.001 par value; 100,000,000 shares
authorized; 24,000,000 shares issued and 20,754,217 and
20,626,644 shares outstanding, respectively	21	21
Additional paid-in capital	229,699	230,483
Retained earnings	397,893	445,121
Accumulated other comprehensive gain	10,427	20,815
Treasury stock, class A, at cost (4,568,854 and 4,755,254 shares, respectively)	(186,476)	(195,137)
Total stockholders' equity	451,576	501,315

Total liabilities and stockholders' equity	$837,231	$757,580

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre-hensive (Loss) / Gain	Treasury Stock	Total
Balance at December 31, 2004	$31	$161,053	$268,341	$(53)	$(94,672)	$334,700

Comprehensive income:
Net income	-	-	63,941	-	-	63,941
Other comprehensive gain:
Net unrealized gains on securities
available for sale, net of management
fees and income tax expense of $438	-	-	-	564	-	564
Foreign currency translation				15		15
Total comprehensive income						64,520
Dividends declared	-	-	(2,819)	-	-	(2,819)
Tender for employee stock options		(9,665)				(9,665)
Stock based compensation expense	-	2,770	-	-	-	2,770
Exercise of stock options including tax benefit	-	1,659	-	-	-	1,659
Proceeds from settlement of purchase contracts	2	70,567	-	-	-	70,569
Capitalized costs	-	(31)	-	-	-	(31)
Purchase of treasury stock	-	-	-	-	(37,201)	(37,201)
Balance at December 31, 2005	$33	$226,353	$329,463	$526	$(131,873)	$424,502

Comprehensive income:
Net income	-	-	71,927	-	-	71,927
Other comprehensive gain:
Net unrealized gains on securities
available for sale, net of management
fees and income tax expense of $7,649	-	-	-	9,834	-	9,834
Foreign currency translation	-	-	-	67	-	67
Total comprehensive income						81,828
Dividends declared	-	-	(3,413)	-	-	(3,413)
Discount on debt amendment	-	633	-	-	-	633
Excess tax benefit for exercised stock options		1,782				1,782
Stock based compensation expense	-	53	-	-	-	53
Exercise of stock options including tax benefit	-	878	-	-	-	878
Capitalized costs	-	-	(84)	-	-	(84)
Purchase of treasury stock	-	-	-	-	(54,603)	(54,603)
Balance at December 31, 2006	$33	$229,699	$397,893	$10,427	$(186,476)	$451,576

Cumulative effect of applying the provisions of FIN 48 at January 1, 2007			(822)			(822)
Comprehensive income:
Net income	-	-	79,569	-	-	79,569
Other comprehensive gain:
Net unrealized gains on securities
available for sale, net of management
fees and income tax expense of $4,968	-	-	-	10,380	-	10,380
Foreign currency translation	-	-	-	8	-	8
Total comprehensive income						89,957
Dividends declared	-	-	(31,519)	-	-	(31,519)
Stock based compensation expense	-	483	-	-	-	483
Exercise of stock options including tax benefit	-	301	-	-	-	301
Purchase of treasury stock	-	-	-	-	(8,661)	(8,661)
Balance at December 31, 2007	$33	$230,483	$445,121	$20,815	$(195,137)	$501,315

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31
	2005	2006	2007
Operating activities Net income	$63,941	$71,927	$79,569
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net gains from partnerships and affiliates	(6,967)	(7,427)	(5,489)
Depreciation and amortization	975	882	962
Stock based compensation expense	2,770	53	483
Deferred income tax	1,088	(7,129)	1,907
Tax benefit from exercise of stock options	328	191	62
Foreign currency loss	191	67	8
Other-than-temporary loss on available for sale securities	3,301	40	5,072
Impairment of goodwill	1,127	-	56
Market value of donated securities	-	331	273
Minority interest in net income of consolidated subsidiaries	533	1,641	834
Realized gains on sales of available for sale securities	(482)	(621)	(2,239)
Realized gains on sales of trading investments in securities and securities sold, not yet purchased, net	(10,676)	(18,667)	(16,816)
Change in unrealized value of trading investments in securities and securities sold, not yet purchased, net	(2,872)	(2,035)	9,984
Amortization on discount on debt	-	137	104
Excess tax benefit adjustment	-	1,782	-
(Increase) decrease in operating assets:
Purchases of trading investments in securities	(1,166,701)	(1,021,339)	(1,253,493)
Proceeds from sales of trading investments in securities	1,057,733	995,435	1,364,328
Cost of covers	(4,648)	(18,607)	(118,530)
Proceeds from sales of securities sold, not yet purchased	5,363	18,912	123,931
Investments in partnerships and affiliates	(15,969)	(4,903)	(17,998)
Distributions from partnerships and affiliates	37,448	14,615	17,229
Receivable from brokers	(4,288)	(42,052)	17,467
Investment advisory fees receivable	(3,338)	(9,123)	(2,532)
Other receivables from affiliates	126	3,155	2,785
Other assets	(755)	(2,486)	609
Increase (decrease) in operating liabilities:
Payable to brokers	3,635	30,929	(27,304)
Income taxes payable	544	4,423	(2,076)
Compensation payable	159	1,344	(6,237)
Accrued expenses and other liabilities	(271)	22,769	(1,825)
Effects of consolidation of investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5:
Realized gains on sales of investments in securities and securities sold, not yet purchased, net	-	(12,522)	(671)
Change in unrealized value of investments in securities and securities sold, not yet purchased, net	-	(5,627)	927
Equity in net gains from partnerships and affiliates	-	(885)	(1,116)
Purchases of trading investments in securities and securities sold short	-	(675,519)	(49,774)
Proceeds from sales of trading investments in securities and securities sold short	-	652,880	55,853
Investments in partnerships and affiliates	-	(2,004)	(2,000)
Distributions from partnerships and affiliates	-	380	5,589
Decrease (increase) in investment advisory fees receivable	-	127	(75)
Increase in receivable from brokers	-	(9,290)	(3,930)
Decrease in other assets	-	441	39
Increase (decrease) in payable to brokers	-	7,263	(1,480)
(Decrease) increase in accrued expenses and other liabilities	-	(11,643)	174
Income related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net	-	16,447	603
Total adjustments	(94,970)	(77,635)	95,694
Net cash (used in) provided by operating activities	(31,029)	(5,708)	175,263

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year ended December 31
2005	2006	2007

Investing activities
Purchases of available for sale securities	(9,290)	(5,434)	(26,376)
Proceeds from sales of available for sale securities	2,085	2,766	5,195
Net cash used in investing activities	(7,205)	(2,668)	(21,181)
Financing activities
Dividend paid to minority stockholders of subsidiary	(507)	(795)	(441)
Payoff of 5.22% Senior Notes			(82,308)
Contributions related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net	-	29,734	(1,199)
Proceeds from exercise of stock options	1,331	687	238
Repurchase of 5.5% convertible note	(50,000)	-	-
Dividends paid	(20,122)	(3,413)	(31,519)
Proceeds from the settlement of purchase contracts	70,569	-	-
Tender for employee stock options	(9,665)	-	-
Capitalized costs	(31)	-	-
Purchase of treasury stock	(37,201)	(54,603)	(8,661)
Net cash used in financing activities	(45,626)	(28,390)	(123,890)
Net (decrease) increase in cash and cash equivalents	(83,860)	(36,766)	30,192
Net increase in cash from partnerships and offshore funds consolidated under FIN 46R and EITF 04-5	-	1,754	-
Effect of exchange rates on cash and cash equivalents	(75)	(36)	14
Cash and cash equivalents at beginning of year	257,096	173,161	138,113
Cash and cash equivalents at end of year	$173,161	$138,113	$168,319
Supplemental disclosures of cash flow information Cash paid for interest	$14,692	$13,019	$15,116
Cash paid for income taxes	$36,779	$46,314	$49,763

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

On February 17, 1999, we completed our sale of 6 million shares of class A common stock in the Offering and received proceeds, after fees and expenses, of approximately $96 million.  Immediately after the Offering, GFI owned 80% of the outstanding common stock of GBL and as of December 31, 2007 their ownership is 71.8%.  In addition, with the completion of the Offering, we became a “C” Corporation for federal and state income tax purposes and are subject to substantially higher income tax rates.  Our corporate name change to GAMCO Investors, Inc. became effective August 29, 2005.

The accompanying consolidated financial statements include the assets, liabilities and earnings of:

•	GBL; and
•
Our wholly-owned subsidiaries: Gabelli Funds, LLC (“Funds Advisor”), GAMCO Asset Management Inc. (“GAMCO”), GAMCO Asset Management (UK) Limited, Gabelli Arbitrage Holdings LLC, Gabelli Trading Holdings LLC, Gabelli Fixed Income, Inc. (“Fixed Income”) and its subsidiaries;

•
Our majority-owned or majority-controlled subsidiaries: Gabelli Securities, Inc. (“GSI”) and its subsidiaries and Teton Advisors, Inc. (“Teton”, formerly Gabelli Advisers, Inc. until January 24, 2008); and

•
Certain investment partnerships ("Investment Partnerships") and offshore funds in which we have a direct or indirect controlling financial interest as required by FIN 46R "Consolidation of Variable Interest Entities" and EITF 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights". Please see Note C included herein.

At December 31, 2005, 2006, and 2007 we owned approximately 92% of GSI and had a 51% voting interest in Teton (42% economic interest).   The consolidated financial statements comprise the financial statements of GBL and its subsidiaries as of December 31 of each year.  The financial statements of the subsidiaries are prepared for the same reporting year as the parent company, using consistent accounting policies.  All significant intercompany transactions and balances have been eliminated.  Subsidiaries are fully consolidated from the date of acquisition, being the date on which GBL obtains control, and continue to be consolidated until the date that such control ceases.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Nature of Operations

GAMCO, Funds Advisor, Gabelli Fixed Income LLC (“Fixed Income LLC”), a wholly-owned subsidiary of Fixed Income, Teton and GSI (effective January 19, 2006) are registered investment advisors under the Investment Advisers Act of 1940. Gabelli & Company, Inc. (“Gabelli & Company”), a wholly-owned subsidiary of GSI is a  registered broker-dealer with the Securities and Exchange Commission (“SEC”) and is regulated by the Financial Industry Regulatory Authority (“FINRA”). Gabelli & Company acts as an introducing broker, and all transactions for its customers are cleared through the New York Stock Exchange (“NYSE”) member firms on a fully-disclosed basis. Accordingly, open customer transactions are not reflected in the accompanying consolidated statements of financial condition.  Gabelli & Company is exposed to credit losses on these open positions in the event of nonperformance by its customers, pursuant to conditions of its clearing agreements with its clearing brokers.  This exposure is reduced by the clearing brokers' policy of obtaining and maintaining adequate collateral and credit of the counterparties until the open transaction is completed. Refer to Major Revenue-Generating Services and Revenue Recognition section within Note A for additional discussion of GBL's business.

Gabelli Direct, Inc. (“Gabelli Direct”), a wholly-owned subsidiary of GSI, and Gabelli Fixed Income Distributors, Inc. (“Fixed Income Distributors”), a wholly-owned subsidiary of Fixed Income LLC, were voluntarily deregistered as broker-dealers with the SEC and thus ceased to be regulated by the National Association of Securities Dealers (a predecessor firm of FINRA) in October 2006 and January 2007, respectively.

Cash and Cash Equivalents

Cash equivalents primarily consist of affiliated money market mutual funds which are highly liquid.  At December 31, 2006, approximately $2.1 million  of cash and cash equivalents was held as part of the collateral to secure a $51.3 million letter of credit originally issued on August 14, 2002, in favor of the holder of the 6% convertible note, and this amount was disclosed as restricted cash on the consolidated statements of financial condition.  The $51.3 million letter of credit expired on December 24, 2007.

Securities Transactions

Investments in securities are accounted for as either “trading securities” or “available for sale” and are stated at quoted market values. Securities that are not readily marketable are stated at their estimated fair values as determined by our management. The resulting unrealized gains and losses for trading securities are included in net gain from investments, and the unrealized gains and losses for available for sale securities, net of management fees and tax, are reported as a separate component of stockholders’ equity.  Securities transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from securities transactions are recorded on the identified cost basis and are included in net gain from investments.

At December 31, 2006, approximately $52.1 million of investments in securities were held as collateral to secure a $51.3 million letter of credit originally issued on August 14, 2002 in favor of the holder of the 6% convertible note, and this amount is disclosed as restricted investments in securities on the consolidated statements of financial condition.  The $51.3 million letter of credit expired on December 24, 2007, and therefore there are no collateral or restricted securities at December 31, 2007.

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

Investments in Partnerships and Affiliates

Investments in partnerships and affiliates, whose underlying assets consist mainly of marketable securities, are accounted for as consolidated subsidiaries or equity investments in accordance with FIN 46R and EITF 04-5 effective as January 1, 2006. Please refer to Note C included herein. Prior to January 1, 2006, Investments in Partnerships and Affiliates were accounted for using the equity method under which our share of net earnings or losses of these partnerships and affiliated entities was reflected in income as earned, capital contributions were recorded as investments when paid, and distributions received were reductions of the investments. Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

Receivables from and Payables to Brokers

Receivables from and payables to brokers consist of amounts arising primarily from the purchases and sales of securities.

Major Revenue-Generating Services and Revenue Recognition

The Company’s revenues are derived primarily from investment advisory and incentive fees, commissions and distribution fees.

Investment advisory and incentive fees are directly influenced by the level and mix of assets under management ("AUM") as fees are derived from a contractually-determined percentage of AUM for each account as well as fulcrum fees earned on certain accounts.  Advisory fees from the open-end mutual funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable in the consolidated statements of financial condition.  Advisory fees from separate accounts ("Separate Accounts") are generally computed quarterly based on account values as of the end of the preceding quarter and accrued monthly, and amounts receivable are included in investment advisory fees receivable in the consolidated statements of financial condition.  Management fees from Investment Partnerships are computed either monthly or quarterly and accrued monthly, and amounts receivable are included in other receivables from affiliates in the consolidated statements of financial condition. The Company derives approximately 86% of its total revenues from advisory and management fees. These revenues vary depending upon the level of sales compared with redemptions, financial market conditions and the fee structure for AUM. Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

Revenues from investment partnerships also generally include an incentive allocation or a fee of 20% of the economic profit.  The incentive allocation or fee is generally based on the absolute gain in a portfolio and is recognized at the end of the measurement period, and amounts receivable are included in other receivables from affiliates in the consolidated statements of financial condition.  There were $6.6 and $2.8 million in incentive allocations or fees receivable as of December 31, 2006 and 2007, respectively.  The Company also receives fulcrum fees from certain institutional separate accounts, which are based upon meeting or exceeding specific benchmark index or indices. These fees are recognized at the end of the stipulated contract period for the respective account, and receivables due from fulcrum fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition.  There was $4.4 and $5.1 million in fulcrum fees receivable as of December 31, 2006 and 2007, respectively.  Management fees on a majority of the closed-end preferred shares are received at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period.  Receivables due on management fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition. There were $10.5 and $10.1 million in management fees receivable on closed-end preferred shares as of December 31, 2006 and 2007, respectively.

Gabelli & Company, Inc., a subsidiary of GBL, generates brokerage commission revenues and related clearing charges on a trade-date basis from securities transactions executed on an agency basis on behalf of institutional clients and mutual funds, private wealth management clients and retail customers of affiliate companies.  It is also involved in syndicated underwriting activities.  It participates in syndicated underwritings of public equity and debt offerings managed by major investment banks. It provides institutional investors and investment partnerships with investment ideas on numerous industries and special situations, with a particular focus on small-cap and mid-cap companies.  The team of sell-side analysts follow economic sectors on a global basis, and are bottom-up stock pickers, recommending companies that trade at significant differences to Private Market Value (“PMV”).  PMV investing is a disciplined, research-driven approach based on the extensive use of security analysis.  In this process, it carefully selects stocks whose intrinsic value, based on its estimate of current asset value and future growth and earnings power, is significantly different from the value as reflected in the public market.  It then calculates the firm’s PMV, which is defined as the price an informed industrial buyer would by likely to pay to acquire the business.  The research focuses on company fundamentals, cash flow statistics, and catalysts that will help realize returns. Commissions revenue and related clearing charges are recorded on a trade-date basis.

Distribution fees revenues are derived primarily from the distribution of Gabelli mutual funds (“Funds”) advised by two subsidiaries of GBL, Funds Advisor and Teton.  Another GBL subsidiary, Gabelli & Company, distributes our open-end Funds pursuant to distribution agreements with each Fund.  Under each distribution agreement with an open-end Fund, Gabelli & Company offers and sells such open-end Fund shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of Third-Party Distribution Programs, financial intermediaries and Gabelli & Company’s sales personnel.  Gabelli & Company receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 (“12b-1”) of the Investment Company Act.  Gabelli & Company is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back-end sales charge.

Under the distribution plans, the open-end Class AAA shares of the Funds (except The Gabelli US Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund) and the Class A shares of various Funds pay Gabelli & Company a distribution or service fee of .25% per year (except the Class A shares of the Westwood Funds which pay .50% per year) on the average daily net assets of the fund. Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%.  Gabelli & Company’s distribution agreements with the Funds may continue in effect from year to year only if specifically approved at least annually by (i) the Fund's Board of Directors or Trustees or (ii) the Fund's shareholders and, in either case, the vote of a majority of the Fund's directors or trustees who are not parties to the agreement or "interested persons" of any such party, within the meaning of the Investment Company Act. Each Fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days' written notice by (i) a vote of the majority of its directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Fund. Each distribution agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act.  Gabelli & Company may terminate a distribution agreement without penalty upon 60 days' written notice.

Distribution fees from the open-end mutual funds are computed daily based on average net assets and are accrued monthly. The amounts receivable for distribution fees are included in other receivables from affiliates on the consolidated statements of financial condition.

Finally, GBL also has investment income generated from its proprietary trading activities.

GBL’s principal market is in the United States.  In 2007, the GBL opened a research office in Shanghai, China and another in Singapore in early 2008 and will continue to evaluate adding additional research offices throughout the world.

Distribution Costs

We incur certain promotion and distribution costs, which are expensed as incurred, principally related to the sale of shares of open-end mutual funds, shares sold in the initial public offerings of our closed-end funds, and after-market support services related to our closed-end funds.  Distribution costs relating to closed-end funds were approximately $5,576,000, $8,217,000 and $7,467,000 for 2005, 2006 and 2007, respectively.  In fourth quarter 2006, we made a prepayment of $4.2 million in distribution expenses to a broker in connection with the termination of certain after-market support services related to the common share assets of The Gabelli Dividend and Income Trust which is included in distribution costs on the consolidated statement of income. During the second quarter of 2007, we made a prepayment of $4.2 million in connection with the termination of certain after-market support services related to the common share assets of the Gabelli Global Deal Fund which is included in distribution costs on the consolidated statement of income.

Dividends and Interest Income and Interest Expense

Dividends are recorded on the ex-dividend date.  Interest income and interest expense are accrued as earned or incurred.

Depreciation and Amortization

Fixed assets other than leasehold improvements, with net book value of $0.7 and $0.6 million at December 31, 2007 and 2006, respectively, which are included in other assets, are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements, with net book value of $2.1 and $2.6 million at December 31, 2007 and 2006, respectively, which are included in other assets, are recorded at cost and amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter.  Amortization of the capital lease obligation is computed on the interest rate method while the leased property is depreciated utilizing the straight-line method over the term of the lease, which expires on April 30, 2013.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 (“Statement No. 133”), Accounting for Derivative Instruments and Hedging Activities, as amended. Statement No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. The Company uses swaps and treasury futures to manage its exposure to market and credit risks from changes in certain equity prices, interest rates, and volatility and does not hold or issue swaps and treasury futures for speculative or trading purposes. These swaps and treasury futures are not designated as hedges, and changes in fair values of these derivatives are included in net gain from investments in the consolidated statements of income. The unrealized change in fair value of swaps and treasury futures are included in the investments in securities in the consolidated statements of financial condition. The notional value of derivatives at December 31, 2007 and 2006 was $4.4 and $19.2 million, respectively.

Goodwill

Prior to the issuance of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142"), goodwill and other long-lived intangible assets were amortized each year.  The adoption of SFAS No. 142 at the beginning of 2002 eliminated the amortization of these assets and established requirements for having them tested for impairment at least annually.

There was an impairment charge of $56,000 recorded for the year ended December 31, 2007 as a result of the voluntary deregistration of an inactive broker dealer subsidiary.

At November 30, 2006 and November 30, 2007, management conducted its annual assessments and assessed the recoverability of goodwill and determined that there was no further impairment of the remaining goodwill on GBL’s consolidated financial statements.  In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets.  If these estimates or related projections change in the future, it may result in an impairment charge for these assets to income.

Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of FAS 109, "Accounting For Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted this interpretation on January 1, 2007. The cumulative effect of applying the provisions of FIN 48 at January 1, 2007 was an adjustment to beginning retained earnings of $0.8 million.

In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, amending FIN 48 to clarify that a tax position could be effectively settled upon examination by a taxing authority. We have updated our schedule of uncertain tax positions and the impact of taxes, interest, and penalties has been reflected within our income tax provision and disclosed within our footnotes to the consolidated financial statements.

Income tax expense is based on pre-tax financial accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions.  The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FIN 48 and FSP FIN 48-1.  Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or concluded.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Minority Interest

For the years ended December 31, 2006 and 2007, minority interest on the consolidated statements of income represents income attributable to the minority stockholders of GSI and Teton, as well as for certain investment partnerships and offshore funds that are consolidated as required by FIN 46R and EITF 04-5.  For the year ended December 31, 2005, minority interest on the consolidated statements of income represents income attributable to the minority stockholders of GSI, Teton and Fixed Income. The minority stockholders of Teton and Fixed Income are principally employees, officers and directors of GBL.

As of December 31, 2007 and 2006, minority interest on the consolidated statements of financial condition represents amounts attributable to the minority stockholders of GSI and Teton, as well as amounts attributable to the other investors of certain investment partnerships and offshore funds that are consolidated as required by FIN 46R and EITF 04-5.

Fair Values of Financial Instruments

The carrying amount of all assets and liabilities, other than goodwill, capital lease, fixed assets, leasehold improvements, and certain other assets in the consolidated statements of financial condition approximate their fair values.

Earnings Per Share

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic net income per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year.

Diluted net income per share, in addition to the weighted average number of shares determined for basic net income per share, includes common stock equivalents which would arise from the exercise of stock options and from the vesting of unvested restricted stock awards using the treasury stock method and, if dilutive, assumes the conversion of our convertible note for the period outstanding since its issuance in August 2001.  An average of 151,000, 29,000 and 42,000 incremental shares were included as the dilutive effect of stock options and restricted stock awards ("RSA's") in 2005, 2006 and 2007, respectively.  RSA's only affect the 2007 weighted average shares as they were granted to employees of the Company on December 7, 2007. The allocation of these RSA's was recommended by Mario J. Gabelli ("Mr. Gabelli" or "Chairman") who did not receive an RSA award. In 2005, net income is adjusted for interest expense, net of management fees and taxes, of $1,758,000 and the weighted average shares outstanding includes 1,199,000 incremental shares as the convertible note had a dilutive effect.  In 2006, net income is adjusted for interest expense, net of management fees and taxes, of $1,489,000 and the weighted average shares outstanding includes 956,000 incremental shares as the convertible note had a dilutive effect. In 2007, net income is adjusted for interest expense, net of management fees and taxes, of $1,715,000 and the weighted average shares outstanding includes 943,000 incremental shares as the convertible note had a dilutive effect.

Management Fee

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli for acting as CEO pursuant to his amended Employment Agreement so long as he is an executive of GBL and devoting the substantial majority of his working time to the business. In accordance with his amended employment agreement, he has allocated $1.5 million of his management fee to certain other employees of the Company in 2007.

Stock Based Compensation

We maintain two Stock Award and Incentive Plans (the “Plans”) approved by the shareholders, which are designed to provide incentives which will attract and retain individuals key to the success of GBL through direct or indirect ownership of our common stock. The Plans were previously adopted and approved by our shareholders as a means to attract, retain and motivate employees. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” in accordance with the transition and disclosure provisions under the recently issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Previously we had elected to use the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  Accordingly, no compensation expense was recognized where the exercise price equaled or exceeded the market price of the underlying stock on the date of grant.  We adopted Statement 123 (R) “Share-Based Payment” (“Statement 123 (R)”) on January 1, 2005.  In light of our modified prospective adoption of the fair value recognition provisions of Statement 123 (R) for all grants of employee stock options, the adoption of Statement 123 (R) did not have a material impact on our consolidated financial statements.  In 2005, 2006 and 2007, we have recognized a total of $2,770,000, $53,000 and $417,000, respectively, in stock-based compensation expense.  We expense stock option compensation over the vesting period of the option in line with the vesting characteristics.  For RSA's, the grant date fair value is $63.50 per share which was the closing share price of GBL shares on December 20, 2007, the effective grant date under Statement 123(R) and FSP 123(R)-2 for purposes of calculation of the compensation expense. This expense will be recognized over the vesting period for these awards, 30% over three years and 70% over 5 years. Refer also to Note F.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents held.  The Company maintains cash and cash equivalents primarily in the Gabelli U.S. Treasury Money Market Fund, which invests fully in instruments issued by the U.S. government, and to a much lesser extent with various financial institutions, where these balances may sometimes exceed the federally insured limit.  The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  In addition, the credit risk is further limited by virtue of the fact that no single advisory relationship provided over 10 percent of the total revenue of the Company during the years 2007, 2006, or 2005.

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

Reclassifications

Certain prior period amounts reflect reclassifications to conform with the current year’s presentation. We have reclassified distributions from mutual funds, categorized as either short-term or long-term capital gains, to interest and dividend income from net gain from investments for 2005 and 2006 of $1.7 and $6.1 million, respectively. In addition, we have reclassified approximately $3.5 million between income taxes payable and deferred income tax on the consolidated statements of cash flows for 2006.

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

In April 2006, the FASB issued FSP FIN 46R-6 “Determining the Variability to be Considered in Applying FASB Interpretation No. 46R” (“FIN 46-R-6”).  FIN 46-R-6 addresses certain major implementation issues related to FIN 46R, specifically how a reporting enterprise should determine the variability to be considered in applying FIN 46R. FIN 46-R-6 is effective as of the beginning of the first day of the first reporting period beginning after September 15, 2006. The Company adopted this Statement on January 1, 2007.  The impact of adopting this statement has been immaterial to the Company’s consolidated financial statements.

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

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (“Statement 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company plans to adopt this statement on January 1, 2008.  The impact of adopting Statement 159 is expected to be immaterial to the Company’s consolidated financial statements. The impact of adopting Statement 159 is expected to be immaterial to the Company’s consolidated financial statements because the Company has not elected to report selected financial assets and liabilities at fair value.

In June 2007, the FASB issued Emerging Issues Task Force 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards". The EITF release discusses how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under FAS 123(R).The release became relevant to the Company after the Board of Directors authorized the issuance of restricted stock awards (share based payments) to Company employees in December 2007. Employees of the Company who received shares in the 2007 granting of restricted stock awards are not entitled to receive dividends on their unvested shares. Therefore, the release does not have any financial impact on the Company for the year ended December 31, 2007.

In December 2007, the FASB issued FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" ("Statement 160") to improve the relevance, comparability, and transparency of the financial information that a reporting entity with minority interests provides in its consolidated financial statements. Statement 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Statement 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. Statement 160 does not change the provisions of “Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin No. 51” ("ARB 51") related to consolidation purpose or  consolidation policy or the requirement that a parent consolidate all entities in which it has a controlling financial interest. Statement 160 does, however, amend certain of ARB 51’s consolidation procedures to make them consistent with the requirements of FASB Statement 141(R) "Business Combinations". It also amends ARB 51 to provide definitions for certain terms and to clarify some terminology. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company plans to adopt this statement on January 1, 2009. Statement 160 will impact the Company's consolidated financial statements presentation and disclosure of minority interest.

B.  Investments in Securities

Investments in securities at December 31, 2006 and 2007 consisted of the following:

	2006		2007
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
U.S. Government obligations	$161,578	$164,532	$116,007	$117,502
Corporate bonds	57,786	59,522	-	-
Common stocks	98,383	106,175	91,892	95,163
Mutual funds	72,695	71,413	49,703	47,089
Preferred stocks	3,511	3,605	-	-
Other investments	526	383	572	688
Total trading securities	394,479	405,630	258,174	260,442

Available for sale securities:
Common stocks	21,979	29,081	21,061	44,857
Mutual funds	60,422	72,884	79,688	89,678
Total available for sale securities	82,401	101,965	100,749	134,535

Total investments in securities	$476,880	$507,595	$358,923	$394,977

The aggregate fair value of available for sale securities at December 31, 2006 and 2007 was $102.0 million and $134.5 million, respectively.  The total unrealized gains for securities with net unrealized gains was $19.6 million and $34.2 million at December 31, 2006 and 2007, respectively, while the total unrealized losses for securities with net unrealized losses was $0.1 million and $0.3 million, respectively.

Investments classified as available for sale at December 31, 2006 and 2007 that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	2006			2007
	Cost	Unrealized Losses	Fair Value	Cost	Unrealized Losses	Fair Value
			(In thousands)
Mutual funds	$1,174	$(59)	$1,115	$4,163	$(336)	$3,827
Total available for sale securities in unrealized loss positions	$1,174	$(59)	$1,115	$4,163	$(336)	$3,827

Securities sold, not yet purchased at December 31, 2006 and 2007 consisted of the following:

	2006		2007
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Corporate bonds	$1,612	$2,036	$-	$-
Common stocks	5,335	5,970	1,836	1,798
Mutual funds	-	-	553	427
Other investments	128	238	4	4
Total Securities sold, not yet purchased	$7,075	$8,244	$2,393	$2,229

GBL has an established accounting policy and methodology to determine other-than-temporary impairment.  Under this policy, a holding must generally be impaired for nine consecutive months in order to be considered other-than-temporarily impaired.  Once the nine month threshold is met, the investment is considered other-than-temporarily impaired and the appropriate writedown is taken in accordance with FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities".  However, the determination of temporary versus other-than-temporary impairment for investments where the impairment is less than nine consecutive months are subject to further scrutiny.  GBL augments the general systematic “nine month” methodology by identifying both issuer-specific declines and market/industry related declines, which might indicate other-than-temporary impairment in instances where the nine consecutive month threshold has not yet been met. The Company has the ability and intent to hold these investments until they are no longer in a loss position.

At December 31, 2006, there was one holding in a loss position which was not deemed to be other-than-temporarily impaired due to the length of time that it had been in a loss position (less than nine months) and because it passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In this specific instance, the one investment at December 31, 2006 was a mutual fund with diversified holdings across multiple companies and in most cases across multiple industries.  Given this diversification, it was concluded that no deviation from the nine month criteria was warranted.  The one holding at December 31, 2006 was impaired for one month.  The value of the one holding at December 31, 2006 was $1.1 million.

At December 31, 2007, there were fifteen holdings in a loss position which were not deemed to be other-than-temporarily impaired due to the length of time they had been in a loss position (less than nine months) and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In each of these specific instances, the investments at December 31, 2007 were mutual funds with diversified holdings across multiple companies and in most cases across multiple industries.  Given this diversification, it was concluded that no deviation from the nine month criteria was warranted.  Eight holdings were impaired for two consecutive months, two holdings were impaired for six consecutive months and five holdings were impaired for seven consecutive months. The value of the fifteen holdings at December 31, 2007 was $3.8 million.

For the years ended December 31, 2005, 2006 and 2007, there were $3.3 million, $0.1 million and $5.1 million, respectively, in losses on available for sale securities deemed to be other than temporary, which were recorded in the consolidated statements of income.

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Investments in Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities and with maturities of three months or less at time of purchase are classified as cash and cash equivalents.  A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities. Trading securities are stated at fair value, with any unrealized gains or losses, net of deferred taxes, reported in current period earnings. Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of management fee and taxes, reported as a component of stockholders’ equity except for losses deemed to be other than temporary which are recorded as realized losses in the consolidated statements of income.

GBL uses swaps and treasury futures to manage its exposure to market and credit risks from changes in certain equity prices, interest rates, and volatility and does not hold or issue swaps and treasury futures for speculative or trading purposes. These swaps and treasury futures are not designated as hedges, and changes in fair values of these derivatives are included in net gain from investments in the consolidated statements of income. As of December 31, 2007 and 2006, the notional value of derivatives included within Investments in securities was $4.4 and $19.2 million, respectively. For the years ended 2007, 2006 and 2005, the effect of derivative transactions was immaterial to GBL's consolidated statements of income.

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

The consolidation of the entities whose agreements were amended to add the substantive kickout rights and were not consolidated at and after March 31, 2006 but whose results of operations were consolidated for the three months ended March 31, 2006 had the following impact on our Consolidated Statement of Income for the three months ended March 31, 2006: decrease to distribution fees and other income revenues of $0.9 million, increase to other operating expenses of $0.2 million, decrease in operating income of $1.0 million, increase to net gain from investments of $13.6 million, increase to interest and dividend income of $1.3 million, increase to interest expense of $0.6 million, increase to income taxes of $4.9 million and an increase to minority interest of $8.2 million.  There was no impact on net income for the three months ended March 31, 2006.  The impact on the cash flows for the three months ended March 31, 2006 was as follows:  $627.9 million in purchase of trading investments in securities and securities sold short, $609.4 million in proceeds from sales of trading investments in securities and securities sold short, $28.2 million in contributions related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net, $13.8 million of income related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net, $11.5 million increase in receivable from brokers, $11.7 million of realized gains on sales of investments in securities and securities sold short, net, $11.4 million decrease in accrued expenses and other liabilities, $6.3 million increase in payable to brokers, $4.7 million increase in unrealized value of investments in securities and securities sold short, net, $0.3 million of investments in partnerships and affiliates, $0.4 million of equity in net gains from partnerships and affiliates, less than $0.1 million in distributions from partnerships and affiliates, and $0.3 million decrease in other assets.

We were not required to consolidate these entities with amended agreements on our consolidated statements of financial condition at March 31, 2006.  In addition, these partnerships and offshore funds, for which the agreements were amended, are not required to be consolidated within our consolidated statements of income and consolidated statements of cash flows or on our consolidated statements of financial condition from the second quarter 2006 and forward as long as GBL continues to not maintain direct or indirect control over the investment partnerships and offshore funds.  For the year ended December 31, 2006, the consolidation of these entities for the first quarter 2006 had no effect on net income but does affect the classification of income between operating and other income. The equity method of accounting is applied for the investment partnerships and offshore funds that are not consolidated under the provisions of FIN 46R and EITF 04-5.

In addition to the previously-mentioned entities consolidated for the first quarter of 2006 only, we also consolidated five other investment partnerships and two other offshore funds in which we had a direct or indirect controlling financial interest as of and for the year ended December 31, 2006.  Six of these seven entities were consolidated as of and for the year ended December 31, 2006 as a result of applying the guidance in EITF 04-5 and the one other entity, an offshore fund, was consolidated as a variable interest entity ("VIE") as a result of applying the guidance in FIN 46R. These entities have been consolidated within our consolidated financial statements for the year ended December 31, 2006.  In addition to minor FIN 46R and EITF 04-5 adjustments to the consolidated statements of income and consolidated statements of cash flows for the year ended December 31, 2006 related to these entities, the consolidation of these entities also resulted in minor adjustments to our consolidated statements of financial condition at December 31, 2006.  The consolidation of these entities on the consolidated statements of financial condition has increased assets by $17.5 million, liabilities by $3.2 million and minority interest by $14.3 million.  As of and for the year ended December 31, 2007, eight entities (the same six entities that were consolidated under EITF 04-5 as for the prior year as well as two new entities established in 2007 for a total of six investment partnerships and two offshore funds) are consolidated as a result of applying the guidance in EITF 04-5. These entities have been consolidated within our consolidated financial statements for the year ended December 31, 2007 and will continue to be consolidated in future periods as long as we continue to maintain a direct or indirect controlling financial interest. As of and for the year ended December 31, 2007, we no longer consolidate any investment partnerships or offshore funds under FIN 46R, and we will continue to not consolidate under FIN 46R as long as we do not maintain a direct or indirect controlling financial interest. The consolidation of these entities on the consolidated statements of financial condition has increased assets by $5.3 million, liabilities by $0.1 million and minority interest by $5.2 million at December 31, 2007. Prior to consolidation of these entities, our investments in these entities were reflected within investments in partnerships and affiliates on the consolidated statements of financial condition and accounted for under the equity method.

For the years ended December 31, 2006 and 2007, the consolidation of these entities had no impact on net income but did result in (a) the elimination of revenues and expenses which are now intercompany transactions; (b) the recording of all the partnerships’ operating expenses of these entities including those pertaining to third-party interests; (c) the recording of all other income of these entities including those pertaining to third-party interests; (d) recording of income tax expense of these entities including those pertaining to third party interests and (e) the recording of minority interest which offsets the net amount of any of the partnerships’ revenues, operating expenses, other income and income taxes recorded in these respective line items which pertain to third-party interest in these entities.  While this had no impact on net income, the consolidation of these entities does affect the classification of income between operating and other income.

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

The total net assets of the six offshore funds and one partnership, which are classified as VIEs, were approximately $32.8 million and $56.5 million on December 31, 2007 and 2006, respectively. As of January 1, 2007, we were not the primary beneficiary or a holder of a significant variable interest in any of the seven VIEs and therefore these are not consolidated in our consolidated financial statements for 2007. For 2006, we were not the primary beneficiary or a holder of a significant variable interest in six of the seven VIEs and therefore these are not consolidated in our consolidated financial statements.  In the other instance, an unconsolidated related party held an interest in an offshore fund which, when combined with the Company’s cash flows from the incentive fee allocation and the management fee as co-investment manager results in the Company being considered the primary beneficiary of such entity in 2006. The same entity was no longer required to be consolidated under FIN 46R in 2007 because we no longer were considered the primary beneficiary. This offshore fund is a global event-driven long/short equity fund with total assets of $9,246,000 and total liabilities of $872,000 at December 31, 2006. This fund has been consolidated in accordance with FIN 46R as of and for the year ended December 31, 2006.  As co-investment manager of this fund, we earned approximately $62,000 in management and incentive fees in 2006.

Our maximum exposure to loss as a result of our involvement with the six offshore funds classified as VIEs is limited to our investment in the respective VIEs which was only the case for one of these funds.  On December 31, 2006 and 2007, we had an investment in the one offshore fund of approximately $196,000 and $206,000, respectively.  Our maximum exposure to loss as a result of our involvement with the partnership classified as a VIE includes our investment as well as being contingently liable for all of the partnership’s liabilities in our capacity as general partner.  On December 31, 2006 and 2007, we did not have an investment in this partnership.

We are general partner or co-general partner of various limited partnerships and the Investment Manager of various offshore funds whose underlying assets consist primarily of marketable securities. As described above, some of these partnerships and offshore funds are consolidated and others are not. As general partner or co-general partner of various limited partnerships, we are contingently liable for all of the partnerships’ liabilities. Summary financial information from these partnerships that are not consolidated at December 31, 2006 and 2007 and for the years then ended, is as follows (in thousands):

	2006	2007
Total assets	$261,437	$278,040
Total liabilities	3,637	42,327
Equity	257,800	235,713

Our balance sheet caption “investments in partnerships and affiliates” includes those investments, both external and internal partnerships, which we account for under the equity method of accounting.  We reflect the equity in earnings of these equity method investees under the caption net gain from investments on the consolidated statements of income.  For 2005, 2006 and 2007, the equity in earnings of these equity method investees was $7.0 million, $7.4 million and $2.4 million, respectively.

For the year ended December 31, 2007, the net earnings and Company's carrying value for the above partnerships that are not consolidated were $12,808,000 and $10,006,000, respectively.  For the year ended December 31, 2006, the net earnings and Company's carrying value for the above partnerships that are not consolidated were $24,548,000 and $12,862,000, respectively. For the year ended December 31, 2005, the net earnings for the above partnerships that are not consolidated was $13,804,000.

For the years ended December 31, 2006 and 2007, the income from our investments in the above partnerships that are not consolidated was $849,000 and $524,000, respectively.  For the year ended December 31, 2005, the income from our investments for all of the partnerships was approximately $747,000.

As general partner or co-general partner of various limited partnerships, we receive a management fee based on a percentage of each partnership's net assets and a 20% incentive allocation based on economic profits.  For the years ended December 31, 2006 and 2007 for the partnerships that were not consolidated, we earned management fees of $1,606,000 and $1,975,000, respectively, and incentive allocations of $2,373,000 and $1,506,000, respectively.  For the year ended December 31, 2005 for all of the partnerships, we earned management fees of approximately $1,865,000 and earned incentive allocations of $1,585,000.

We also serve as investment manager or co-investment manager for various affiliated offshore funds whose underlying assets consist primarily of marketable securities.   As the investment manager or co-investment manager, we earn a management fee based on a percentage of net assets and are entitled to a 20% incentive allocation based on the absolute gain in the portfolio. For the years ended December 31, 2007 and 2006, for the offshore funds that are not consolidated, we earned management fees of $1,620,000 and $1,850,000, respectively, and recorded incentive fees of $1,725,000 and $3,656,000.  For the year ended December 31, 2005 for all of the offshore funds, we earned management fees of $2,306,000 and recorded incentive fees of $3,013,000.  At December 31, 2006 and 2007, for the offshore funds that are not consolidated, we had investments in these affiliated offshore funds aggregating $29,008,000 and $23,942,000, respectively, and earned income of $3,292,000 and $1,505,000, respectively.

At December 31, 2006 and 2007, we had various interests in unaffiliated limited partnerships, offshore funds and other investments aggregating approximately $21,098,000 and $35,007,000, respectively. For the years ended December 31, 2005, 2006 and 2007, we recorded net gains related to these investments of approximately $1,183,000, $2,078,000, and $401,000, respectively.

At December 31, 2006 and 2007, as a result of consolidation under the provisions of FIN 46R and EITF 04-5 we included $18.9 million and $7.4 million in limited partnership investments in master funds in investments in partnerships and affiliates on the consolidated statements of financial condition.

D.  Income Taxes

We account for income taxes under the liability method prescribed by FAS 109.  Under FAS 109, deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes.

GBL and our greater than 80% owned subsidiaries file a consolidated federal income tax return. Teton, our less than 80% owned subsidiary files a separate federal income tax return.  Accordingly, the income tax provision represents the aggregate of the amounts provided for all companies.

In May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, amending FSP FIN 48 to clarify that a tax position could be effectively settled upon examination by a taxing authority. We have updated our schedule of uncertain tax positions and the impact of taxes, interest, and penalties has been reflected in the consolidated financial statements.

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

The provision for (benefit from) income taxes for the years ended December 31, 2005, 2006 and 2007 consisted of the following:

	2005	2006	2007
(In Thousands)
Federal:
Current	$32,024	$52,472	$40,738
Deferred	1,183	(6,502)	2,002
State and local:
Current	5,573	5,505	6,903
Deferred	(95)	(627)	(95)
	$38,685	$50,848	$49,548

Our effective tax rate for each of the years ended December 31, 2005, 2006 and 2007 was 37.5%, 38.2% and 38.2%, respectively.  A reconciliation of the Federal statutory income tax rate to the effective tax rate is set forth below:

	2005	2006	2007
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of Federal benefit	3.5	2.4	3.4
Other	(1.0)	0.8	(0.2)
Effective income tax rate	37.5%	38.2%	38.2%

Significant components of our deferred tax assets and liabilities were as follows:
	2006	2007
Deferred tax assets:	(in thousands)
Stock option expense	$(622)	$(618)
Deferred compensation	(3,602)	(2,885)
Accrued Bonus	(1,575)	-
Reserve for settlement	(4,500)	(4,514)
Other	(495)	(478)
Total deferred tax assets	(10,794)	(8,495)
Deferred tax liabilities:
Investments in securities available for sale	6,207	9,753
Investments in securities and partnerships	4,551	4,357
Other	399	199
Total deferred tax liabilities	11,157	14,309

Net deferred tax liabilities	$363	$5,814

The Company adopted the provisions of FIN 48 on January 1, 2007.  Upon such adoption, the Company had a cumulative effect of $0.8 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  As of January 1, 2007, the Company had a gross unrecognized tax benefit of approximately $2.6 million, of which recognition of $2.5 million would impact the Company’s effective tax rate.  As of December 31, 2007, the total amount of gross unrecognized tax benefits was approximately $8.1 million, of which recognition of $5.3 million would impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2007	$2.6
Additions based on tax positions related to the current year	2.8
Additions for tax positions of prior years	3.0
Reductions for tax positions of prior years	-
Settlements	(0.3)
Balance at December 31, 2007	$8.1

The Company’s historical accounting policy with respect to penalties and interest related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN 48.  As of December 31, 2007, the Company had a gross unrecognized tax benefit of approximately $3.5 million related to interest and penalties, of which recognition of $2.6 million would impact the Company’s effective tax rate. For the year ended December 31, 2007, the Company recorded income tax expense related to an increase in its liability for interest and penalties of $1.6 million.

The Internal Revenue Service (“IRS”) concluded its audit of the 2003 and 2004 federal income tax returns during the year ended December 31, 2007. Total adjustments of $1.4 million were recognized during the year ended December 31, 2007. The 2005 and 2006 federal income tax returns remain subject to potential future audit by the IRS.

The Company is currently being audited by New York state for its income tax returns filed between 1999 and 2003.  It is reasonably possible that the Company will conclude the audits of 1999 and 2000 within the next 12-month period and the Company does not expect that the potential assessments will be material to its results of operations.  The state income tax returns for all years after 2003 are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

E. Debt

Debt consists of the following (in thousands):

	2006	2007
5.5% Senior notes	$100,000	$100,000
6% Convertible note (a)	49,504	49,608
5.22% Senior notes	82,308	-
Total	$231,812	$149,608

(a) The face value was $50 million at December 31, 2006 and 2007.

5.5% Senior notes

On May 15, 2003, we issued 10-year, $100 million senior notes.  The senior notes, due May 15, 2013, pay interest semi-annually at 5.5%.

6% Convertible note

On August 13, 2001, we issued a 10-year, $100 million convertible note to Cascade Investment LLC (“Cascade”).  The convertible note, due August 14, 2011, paid interest semi-annually at 6.5% for the first year and 6% thereafter and was convertible into our class A common stock at $53 per share.  In August 2003, the interest rate on the note was lowered to 5% and the conversion price was lowered by $1 per share to $52 per share.  On April 1, 2005 we repurchased $50 million, plus accrued interest.  On June 30, 2006, we and Cascade agreed to amend the terms of the $50 million convertible note issued by us (the "Note") and maturing in August 2011, as follows: increase the coupon rate of interest to 6% from 5% and raise the conversion price to $53 per GBL share from $52 per share, both effective on September 15, 2006. In addition, we and Cascade agreed to extend the exercise date for Cascade's put option until May 15, 2007. The expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving us the right to redeem the Note at 101% of its principal amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions. The evaluation of the change in the terms of the Note under EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” and EITF 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” resulted in a debt discount of $632,500, which is being amortized over the remaining life of the debt. For the years ended December 31, 2006 and 2007, we amortized $137,000 and $104,000, respectively, of the debt discount. On April 18, 2007, the Company and Cascade amended the terms of the Note maturing in August 2011, to extend the exercise date for Cascade’s put option from May 15, 2007 to December 17, 2007 and to extend the expiration date of the related letter of credit to December 24, 2007. The put option expired on December 17, 2007, the related letter of credit expired on December 24, 2007, and the collateral securing the letter of credit was released and became unrestricted Company assets as of that date. An evaluation of these changes did not result in an additional debt discount as per the provisions of EITF 96-19. The Note matures on August 14, 2011.

Subsequent to December 31, 2007, on January 18, 2008, a registration statement on Form S-3 was declared effective by the SEC for the registration for resale by Cascade an aggregate of 943,396 shares of class A common stock issuable upon conversion of the Note of the Company issued to Cascade on August 14, 2001. On January 22, 2008, Cascade elected to convert $10 million of the Note into 188,697 GBL shares. Cascade requested that the remaining $40 million face value of notes be segregated into eight notes each with a face value of $5 million.

If this Note were converted, Cascade would own approximately 11% of our aggregate outstanding class A common stock as of December 31, 2007.  GBL is required to reserve and keep available free from pre-emptive rights, shares of common stock out of its authorized stock for purpose of conversion of the Note.

On August 9, 2002, the Board of Directors authorized GBL to establish a collateral account consisting of cash or securities totaling $103 million, lowered to $102.5 million in August 2003, lowered again to $51.3 million in April 2005, to secure a $51.3 million letter of credit in favor of Cascade.  We have paid fees of $148,000 in 2005, $128,000 in 2006, and $126,000 in 2007 on the collateral account. The $51.3 million letter of credit expired on December 24, 2007.  At that time, all cash or securities held in the collateral account were made available for general corporate use.

5.22% Senior Notes

On February 6, 2002, we completed our public offering of 3.6 million mandatory convertible securities.  The securities were listed on the NYSE under the symbol “GBL.I” until February 2005.  These securities initially consisted of (a) a purchase contract under which the holder purchased shares of our class A common stock on February 17, 2005 and (b) senior notes due February 17, 2007.  In connection with the offering, we received $90,000,000 before underwriting and other expenses of approximately $3,100,000.  For accounting purposes, the net present value of the purchase contract adjustments and their related offering costs, totaling $4.6 million, have been recorded as a reduction to additional paid in capital.  Costs incurred in connection with the issuance of the senior notes have been capitalized as deferred financing costs and will be amortized as an adjustment to interest expense over the term of the notes.  During 2005, 2006 and 2007, approximately $97,000, $91,000 and $8,000, respectively, have been amortized to interest expense.

The notes paid interest quarterly at a rate of 5.22% per year, which rate was reset on November 17, 2004.  Each purchase contract obligated its holder to purchase, on February 17, 2005, newly issued shares of our class A common stock.  During December 2004, a holder of 469,600 purchase contracts purchased 252,456 shares of our class A common stock through early settlement.  In February 2005, the remaining holders of the 2,822,700 purchase contracts purchased 1,517,483 shares of our class A common stock for $70,569,000. These securities were paid in full on February 17, 2007.

F.  Stockholders' Equity

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

On November 30, 2007, class A common stock shareholders approved that the Board of Directors should consider the conversion and reclassification of our shares of class B common stock into class A common stock at a ratio of 1.15 shares of class A common stock for each share of class B common stock. The Board of Directors have yet to take action.

Stock Award and Incentive Plan

We maintain two Plans approved by the shareholders, which are designed to provide incentives which will attract and retain individuals key to the success of GBL through direct or indirect ownership of our common stock.  Benefits under the Plans may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards.  A maximum of 1,500,000 shares of class A common stock have been reserved for issuance under each of the Plans by a committee of the Board of Directors responsible for administering the Plans.  Under the Plans, the committee may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine.  Options granted under the Plans vest 75% after three years and 100% after four years from the date of grant and expire after ten years.

On December 7, 2007, employees of the Company were granted 385,400 RSA's under one of the plans. The allocation of the RSA's was recommended by the Company's Chairman who did not receive an RSA award. The grant date fair value of the RSA's is $63.50 per share which was the closing share price of GBL shares on December 20, 2007, the effective grant date under Statement 123(R) and FSP 123(R)-2 for purposes of calculation of the compensation expense. This expense will be recognized over the vesting period for these awards which is 30% over three years and 70% over five years. During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates. Dividends declared on these RSA's are charged to retained earnings on the declaration date.

A summary of the stock option and RSA activity for the years ended December 31, 2006 and 2007 is as follows:

	Options		RSA's
		Weighted Average
	Shares	Exercise Price	Awards

Outstanding, December 31, 2005	226,325	$30.38	-
Granted	10,000	$39.55	-
Forfeited	(10,000)	$44.90	-
Exercised	(33,250)	$20.75	-
Outstanding, December 31, 2006	193,075	$31.77	-
Granted	10,000	$39.90	385,400
Forfeited	(10,000)	$39.65	(3,000)
Exercised	(9,150)	$25.72	-
Outstanding, December 31, 2007	183,925	$32.08	382,400

Shares and/or awards available for future issuance
at December 31, 2007	865,375

At December 31, 2006 and 2007, there were exercisable outstanding stock options of 173,075 and 153,925, respectively. The weighted average exercise price of the exercisable outstanding stock options at December 31, 2006 and 2007 was $30.56 per share and $30.26 per share, respectively. At December 31, 2007, there were outstanding RSA's of 382,400 shares.

The table below represents for various prices, the weighted average characteristics of outstanding employee stock options at December 31, 2007.

Exercise Price	Options Outstanding	Weighted average remaining contractual life	Options currently exercisable	Exercise Price of options currently exercisable
$16.00	5,750	2.08	5,750	$16.00
$16.28	7,525	1.08	7,525	$16.28
$28.95	70,400	5.17	70,400	$28.95
$29.00	22,000	5.42	22,000	$29.00
$31.62	18,250	3.08	18,250	$31.62
$39.55	10,000	8.33	-	N/A
$39.65	30,000	6.42	30,000	$39.65
$39.90	10,000	9.08	-	N/A
$44.90	10,000	7.83	-	N/A

The weighted average estimated fair value of the options granted at their grant date using the Black-Scholes option-pricing model was as follows:

	2005	2006	2007
Weighted average fair value of
options granted:	$11.99	$11.64	$11.00

Assumptions made:
Expected volatility	23%	23%	19%
Risk free interest rate	3.50%	4.89%	5.15%
Expected life	5 years	5 years	5 years
Dividend yield	0.27%	0.30%	0.30%

The expected volatility reflects the volatility of GBL stock over a period of approximately four years, prior to each respective grant date, based on month-end prices.  The expected life reflected an estimate of the length of time the employees are expected to hold the options, including the vesting period, and is based, in part, on actual experience with other grants.  The dividend yield for the grants reflected the assumption of a $0.03 per share quarterly dividend.  The weighted average remaining contractual life of the outstanding options at December 31, 2007 was 5.41 years.

Prior to January 1, 2003, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option plan.  Accordingly, no compensation expense was recognized where the exercise price equals or exceeds the market price of the underlying stock on the date of grant.

Effective January 1, 2003, we adopted the fair value recognition provisions of Statement No. 123 in accordance with the transition and disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure”.

We adopted Statement 123 (R) on January 1, 2005.  In light of our modified prospective adoption of the fair value recognition provisions of Statement 123 (R) for all grants of employee stock options, the adoption of Statement 123 (R) did not have a material impact on our consolidated financial statements.  During June 2005, the Board of Directors authorized the accelerated vesting of all unvested stock options as of July 1, 2005.  This resulted in the expensing of an additional $1.8 million in stock option expense during the second quarter of 2005.  The total compensation costs related to non-vested awards not yet recognized is approximately $19.4 million as of December 31, 2007.  This will be recognized as expense in the following periods:

2008	2009	2010	2011	2012
$4,004,700	$3,963,000	$3,924,900	$3,916,100	$3,589,400

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

Stock Repurchase Program

In 1999, the Board of Directors established the Stock Repurchase Program through which we have been authorized to purchase up to $9 million of our class A common stock.  We completed the Stock Repurchase Program during the first quarter of 2001 and on March 2, 2001 the Board of Directors authorized the repurchase of an additional $3 million of our class A common stock.  On September 17, 2001, the Board of Directors raised the amount authorized to repurchase shares to $10 million.  In 2002, the Board of Directors raised the amount authorized by $5 million in July and an additional $10 million in December.  In 2004, the Board of Directors raised the amount authorized by $12 million in May, an additional $25 million in August and by an additional 1 million shares in October.  In addition, the Board of Directors also authorized $25 million to be used for an accelerated stock repurchase program as further discussed below.  During 2005, the Board of Directors authorized additional repurchases of 500,000 shares each in August and November.  During 2006, the Board of Directors authorized additional repurchases of 500,000 shares in March, and 400,000 shares in May and November. We also repurchased 300,000 shares of our class B common stock held by GGCP, our parent, which was converted to class A common stock in December 2002 at $28.20 per share and an aggregate cost of $8.46 million.  The repurchase of these shares are not included in determining the total dollars available under the Stock Repurchase Program.  In 2006 and 2007, we repurchased 1,335,032 and 186,400 shares at an average price of $40.88 per share and $46.45 per share, respectively.  There remain 862,000 shares available under this program at December 31, 2007.  Under the program, we have repurchased 4,856,058 shares at an average price of $39.72 per share and an aggregate cost of $192.9 million through December 31, 2007.

In November 2004, we entered into an accelerated stock repurchase program (“ASR”) whereby we repurchased 400,000 shares of stock from an investment bank for approximately $18.8 million.  The ASR permitted us to repurchase the shares immediately, while the investment bank would purchase the shares in the market over time.  The 400,000 shares repurchased under the agreement were subject to a future contingent price adjustment based on the actual prices paid by the investment bank to purchase our stock in the market over time.  At December 31, 2004, the investment bank had purchased 203,500 shares resulting in a contingent purchase liability of approximately $120,000 for the Company.  During 2005, the investment bank completed its share repurchases resulting in a reduction to the original purchase agreement of approximately $35,000. There were no share repurchases under this ASR in 2006 and 2007.

Dividends

During 2005, we paid dividends of $0.69 per share to class A and class B shareholders totaling $20.1 million.  During 2006, we paid dividends of $0.12 per share to class A and class B shareholders totaling $3.4 million. During 2007, we paid dividends of $1.12 per share to class A and class B shareholders totaling $31.5 million. Under the terms of the RSA agreements, we accrue dividends for RSA grantees from the date of grant but these dividends are held for grantees who are not entitled to receive dividends until their awards vest and only if they are still employed by the Company at those dates. As of December 31, 2007, dividends accrued on RSA's not yet vested were approximately $9,300.

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

G. Capital Lease

On December 5, 1997, we entered into a fifteen-year lease, expiring on April 30, 2013, of office space from an entity controlled by members of Mr. Gabelli's family.  The lease has been accounted for as a capital lease in accordance with FASB Statement No. 13, "Accounting for Leases" ("Statement 13"), as it transfers substantially all the benefits and risks of ownership to GBL. We have recorded a capital lease asset and liability for the fair value of the leased property.  The capital lease is amortized over the fifteen-year lease term on a straight-line basis. The capital lease liability is amortized over the same term using the interest method of accounting. Capital lease improvements are amortized from the date of expenditure through the end of the lease term on a straight-line basis. The lease provides that all operating expenses relating to the property (such as property taxes, utilities and maintenance) are to be paid by the lessee, GBL.  These are recognized as expenses in the periods that they arise. Accumulated amortization on the leased property was approximately $2,241,000 and $2,487,000 at December 31, 2006 and 2007, respectively.

Future minimum lease payments for this capitalized lease at December 31, 2007 are as follows:

(In thousands)
2008	$890
2009	765
2010	765
2011	765
2012	765
Thereafter	255
Total minimum obligations	4,205
Interest	1,656
Present value of net obligations	$2,549

Lease payments under this agreement amounted to approximately $802,000, $834,000 and $856,000 for each of the years ended December 31, 2005, 2006 and 2007, respectively.  The capital lease contains an escalation clause tied to the change in the Consumer Price Index which may cause the future minimum payments to exceed $765,000 annually.  Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $306,000, which are due from an affiliated entity.  Total minimum obligations exclude the operating expenses to be borne by us, which are estimated to be approximately $820,000 per year.

H.  Commitments

We rent office space under leases which expire at various dates through June 2011. Future minimum lease commitments under these operating leases as of December 31, 2007 are as follows:

(In thousands)
2008	$562
2009	476
2010	374
2011	147
$1,559

Equipment rentals and occupancy expense amounted to approximately $2,662,000, $2,722,000 and $3,001,000, respectively, for the years ended December 31, 2005, 2006 and 2007.

I.  Related Party Transactions

The following is a summary of certain related party transactions.  Further details regarding these and other relationships will appear in our Proxy Statement for our 2008 Annual Meeting of Shareholders.

GGCP, Inc. owns a majority of our Class B Stock, representing approximately 95% of the combined voting power and 72% of the outstanding shares of our common stock at December 31, 2007.

We lease an approximately 60,000 square foot building located at 401 Theodore Fremd Avenue, Rye, New York as our headquarters (the “Building”) from an entity that is owned by the children of Mr. Gabelli. Under the lease for the Building, which expires on April 30, 2013, we are responsible for all operating expenses, costs of electricity and other utilities and taxes. For 2007, the rent was $855,937, or $14.27 per square foot, and will increase to $889,570, or $14.83 per square foot, for the period January 1, 2008 through December 31, 2008.  For 2005 and 2006, the rent was $802,384, or $13.37 per square foot, and $834,047, or $13.90 per square foot, respectively.

Through August 2007, we sub-leased approximately 5,069 square feet in the Building to an unaffiliated entity, which paid rent to us at the rate of $28 per square foot plus $3 per square foot for electricity.  We also sub-lease approximately 3,300 square feet in the Building to LICT Corporation, a company for which Mr. Gabelli serves as Chairman, which also pays rent to us at the rate of $28 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses. The total amounts paid in 2005, 2006, and 2007 to us for rent and other expenses under this lease were $111,332, $113,573, and $115,030, respectively.  In October 2007, we and LICT Corporation further agreed to extend the term of the sub-lease for a minimum of three years until December 2013 on the same terms and conditions.

Prior to our initial public offering in February 1999, the Company and GGCP entered into a Management Services Agreement, with a one-year term, renewable annually, under which we will provide certain services for GGCP, including furnishing office space and equipment, providing insurance coverage, overseeing the administration of its business and providing personnel to perform certain administrative services. The Management Services Agreement was renewed in May 2007.  Pursuant to the Management Services Agreement, GGCP paid us $200,000 for services provided in each of the years 2005 and 2006. For 2007, GGCP is currently negotiating an amount and is unlikely to extend this agreement beyond 2007.

On May 31, 2006, we entered into an Exchange and Standstill Agreement with Frederick J. Mancheski, a significant shareholder, pursuant to which, among other things, he agreed to exchange his 2,071,635 shares of Class B Stock for an equal number of shares of Class A Stock. Certain shareholders of GGCP, including two of our executive officers and a director, who received shares of Class B Stock in a distribution from GGCP, also agreed to exchange their shares of Class B Stock for an equal number of shares of Class A Stock.  Pursuant to a Registration Rights Agreement that we entered into with Mr. Mancheski, we filed a shelf registration statement that was declared effective by the SEC on September 1, 2006 for the sale by Mr. Mancheski and others, including certain of our officers, employees and a director, of up to 2,486,763 shares of Class A Stock.

For 2005, 2006, and 2007, we incurred charges of $159,124, $190,477, and $270,787, respectively, for incremental costs (but not the fixed costs) relating to our use of an airplane in which GGCP owns a fractional interest.

GAMCO, a wholly-owned subsidiary of the Company, has entered into agreements to provide advisory and administrative services to MJG Associates, Inc., which is wholly-owned by Mr. Gabelli, and to GSI, a majority-owned subsidiary of the company, with respect to the private investment funds managed by each of them. Pursuant to such agreements, GSI and MJG Associates, Inc. paid GAMCO $50,000 and $10,000, respectively, (excluding reimbursement of expenses) for each of the years 2005, 2006, and 2007.  Manhattan Partners I, L.P. and Manhattan Partners II, L.P., investment partnerships for which John Gabelli Inc. is the general partner, paid GAMCO investment advisory fees in the amount of $54,499 for 2007 and Manhattan Partners I, L.P. paid management fees in the amount of $16,959 to the general partners of Gemini Global Partners, L.P.  For 2006, the investment advisory fees were $42,680 and the management fees were $15,779.  Comparable amounts for 2005 were $65,443 and $15,598, respectively.

Gabelli Securities International Limited (“GS International”) was formed in 1994 to provide management and investment advisory services to offshore funds and accounts. Mr. Marc Gabelli, who had various responsibilities within several of our subsidiaries and is the son of our Chairman, owns 55% of GS International and GSI owns the remaining 45%. In 1994, Gabelli International Gold Fund Limited (“GIGFL”), an offshore investment company investing primarily in securities of issuers with gold-related activities, was formed and GS International entered into an agreement to provide management services to GIGFL. GSI in turn entered into an agreement with GS International to provide investment advisory services to GIGFL in return for receiving all investment management fees paid by GIGFL. Pursuant to such agreement, GSI received investment management fees of $62,184 and incentive fees of $156,211 for 2007.  Comparable amounts for 2006 were $49,279 and $209,720, respectively, and for 2005 they were $77,649 and $168,280, respectively.   In April 1999, Gabelli Global Partners, Ltd., an offshore investment fund, was incorporated. GS International and Gemini Capital Management, LLC (“Gemini”), an entity owned by Mr. Marc Gabelli, were engaged by the fund as investment advisors as of July 1, 1999. The fund paid half of the management fees and incentive fees for 2007 in the amounts of $36,462 and $11,281, respectively, to GS International, which amounts it in turn paid to GSI for services provided.  Therefore, for 2007, Gemini received half of the management fee and incentive fee paid by the fund in the amount of $36,462 and $11,281, respectively.  For 2005 and 2006, there were no incentive fees paid by the fund to GS International but there were management fees paid by the fund to GS International of $73,696 and $61,651, respectively, with equal amounts being received by Gemini in each year.  In 2005, GS International incurred $34,179 for the clawback of incentive fees charged to the investment advisor from the fund, and Gemini incurred its equal share, or $34,179, for this clawback.  No clawback amounts were recorded in 2005 and 2006.  In April 1999, GSI formed Gabelli Global Partners, L.P., an investment limited partnership for which GSI and Gemini are the general partners. In March 2002, Gabelli Global Partners, L.P. changed its name to Gemini Global Partners, L.P. Gemini received half of the management fee paid by the partnership to the general partners in the amount of $86,371 and half of incentive fee earned by the general partners in the amount of $42,929 for 2007. Comparable amounts for 2006 were $90,096 and $19,515, respectively, and comparable amounts for 2005 were $96,106 and $654, respectively.  In December 1999, Gabelli European Partners, Ltd., an offshore investment fund, was incorporated. GS International was engaged as an investment advisor by the fund as of January 1, 2000. For services rendered by GSI, GS International paid GSI all of the management and incentive fees it received for 2007 from the fund in the amount of $11,756 and $55,974, respectively.  Comparable amounts for 2006 were $38,915 and $42,133, respectively, and comparable amounts for 2005 were $41,237 and $56,694, respectively.

At December 31, 2006 and December 31, 2007, approximately $176 million and $201 million, respectively, of our proprietary investment portfolio were managed by our analysts or portfolio managers other than Mr. Gabelli. The individuals managing these accounts receive 20% of the net profits, if any, earned on the accounts; however, some of the analysts are required to meet a hurdle rate of 5% before earning this 20% payout. A son of the Chairman, who is our Director of Trading, was given responsibility in August 2006 for managing an account with up to $50 million of our proprietary investments, which account was funded with approximately $40 million during 2006, for which he would be paid on an annual basis 20% of any net profits earned on the account for the year.  For 2006 and 2007, he earned $118,427 and $401,624, respectively, for managing this account.

As required by our Code of Ethics, our staff members are required to maintain their brokerage accounts at Gabelli & Company unless they receive permission to maintain an outside account. Gabelli & Company offers all of its staff the opportunity to engage in brokerage transactions at discounted rates. Accordingly, many of our staff members, including the executive officers or entities controlled by them, have brokerage accounts at Gabelli & Company and have engaged in securities transactions through it at discounted rates. From time to time, we through our subsidiaries in the ordinary course of business have also provided brokerage or investment advisory services to our directors, the substantial shareholders listed in the table under “Certain Ownership of Our Stock” (in item 12 of this report on Form 10-K) or entities controlled by such persons for customary fees.

We serve as the investment advisor for the Funds and earn advisory fees based on predetermined percentages of the average net assets of the Funds. In addition, Gabelli & Company has entered into distribution agreements with each of the Funds.  As principal distributor, Gabelli & Company incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a distribution fee from the Funds or reimbursement from the investment advisor. Gabelli & Company earns a majority of its commission revenue from transactions executed on behalf of clients of affiliated companies.  Advisory and distribution fees receivable from the Funds were approximately $23,219,000 and $24,830,000 at December 31, 2006 and 2007, respectively.  GBL earned approximately $1,323,000, $1,308,000 and $1,400,000 in 2005, 2006 and 2007, respectively, in advisory fee revenues and approximately $15,000, $20,000 and $21,000 in 2005, 2006 and 2007, respectively, in distribution fees from our proprietary investments in the Funds which are included in investment advisory and incentive fees and distribution fees and other income, respectively, on the consolidated statements of income.

Gabelli & Company also participates in syndicated underwriting activities, some of which involve the issuance of preferred or common shares of Gabelli closed-end funds. In 2005, 2006, and 2007, there were 2, 1, and 2 such Gabelli closed-end fund offering underwritings, respectively, with Gabelli & Company commitments for them of $5.9 million, $14.0 million and $42.5 million, respectively.

We had an aggregate investment in the Funds of approximately $277,487,000 and $301,482,000 at December 31, 2006 and 2007, respectively, of which approximately $135,428,000 and $167,357,000 was invested in money market mutual funds, included in cash and cash equivalents, at December 31, 2006 and 2007, respectively.  GBL earned approximately $4,615,000, $6,550,000, and $6,717,000 in 2005, 2006 and 2007, respectively, in interest income from our investment in our money market mutual fund. Distributions from the Funds, which are included within interest and dividend income on the consolidated statements of income, were approximately $6,236,000, $12,750,000, and $11,391,000 in 2005, 2006 and 2007, respectively.

Under an Employment Agreement with the Chairman, we pay the Chairman 10% of our aggregate pre-tax profits while he is an executive of GBL and devoting the substantial majority of his working time to the business of GBL. The management fee was approximately $11,462,000, $13,236,000, and $14,463,000 for the years ended December 31, 2005, 2006 and 2007, respectively.  For 2007, the Chairman allocated $1,452,000 and in 2006 he allocated $1,250,000 of his compensation to Douglas R. Jamieson, for activities and support of the Chairman.  The Chairman also earned $15,271,000, $14,763,000 and $19,391,000, respectively, for acting as portfolio manager and/or attracting and providing client service to a large number of GAMCO's separate accounts; $17,272,000, $18,112,000 and $20,501,000, respectively; for creating and acting as portfolio manager of several open-end funds; $9,557,000, $9,997,000 and $16,723,000, respectively, for creating and acting as portfolio manager of the closed-end Funds; and $2,087,000, $1,777,000 and $784,000, respectively, for providing other services, including acting as portfolio and relationship manager of investment partnerships for the years ended December 21, 2005, 2006, and 2007, which have been included in compensation costs, of which $4,210,000 and $1,307,000 was payable at December 31, 2006 and 2007, respectively.

On February 6, 2008, Mr. Gabelli entered into an amended and restated employment agreement which was approved by the GBL shareholders on November 30, 2007 and which limits his activities outside of GBL. The Amended Agreement amended Mr. Gabelli’s Employment Agreement primarily by (i) eliminating outdated provisions, clarifying certain language and reflecting our name change, (ii) revising the term of the Employment Agreement from an indefinite term to automatically renewed one-year periods in perpetuity following the initial three-year term unless either party gives 90 days written notice prior to the expiration of the annual term following the initial three-year term, (iii) allowing for services to be performed for former subsidiaries that are spun off to shareholders or otherwise cease to be subsidiaries in similar transactions, (iv) allowing new investors in the permitted outside accounts if all of the performance fees, less expenses, generated by assets attributable to such investors are paid to us, (v) allowing for the management fee to be paid directly to Mr. Gabelli or to an entity designated by him, and (vi) adding certain language to ensure that the Amended Agreement is construed to avoid the imposition of any tax pursuant to Section 409A of the Code.

Consistent with the firm’s practice since its inception in 1977, Mr. Gabelli will also continue receiving a percentage of revenues or net operating contribution, which are substantially derived from AUM, as compensation relating to or generated by the following activities: (i) managing or overseeing the management of various investment companies and partnerships, (ii) attracting mutual fund shareholders, (iii) attracting and managing separate accounts, and (iv) otherwise generating revenues for the company. Such payments are made in a manner and at rates as agreed to from time to time by GAMCO, which rates have been and generally will be the same as those received by other professionals at GAMCO performing similar services. With respect to our institutional and high net worth asset management and mutual fund advisory business, we pay out up to 40% of the revenues or net operating contribution to the portfolio managers and marketing staff who introduce, service or generate such business, with payments involving the separate accounts being typically based on revenues and payments involving the mutual funds being typically based on net operating contribution.

Mr. Gabelli has agreed that while he is employed by us he will not provide investment management services outside of GAMCO, except for certain permitted accounts. The Amended Agreement may not be amended without the approval of the Compensation Committee.

Refer also to Note C and G.

J.  Financial Requirements

As a registered broker-dealer, Gabelli & Company is subject to Uniform Net Capital Rule 15c3-1 (the “Rule”) of the SEC. Gabelli & Company computes its net capital under the alternative method permitted by the Rule which requires minimum net capital of $250,000.  We have consistently met or exceeded this requirement.

In connection with the registration of our subsidiary, GAMCO Asset Management (UK) Limited with the Financial Services Authority, we are required to maintain a minimum Liquid Capital Requirement of £267,000 ($533,000 at December 31, 2007), and an Own Funds Requirement of €50,000 ($74,000 at December 31, 2007).  We have consistently met or exceeded these requirements.

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

L.  Profit Sharing Plan and Incentive Savings Plan

We have a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all employees.  Company contributions to the plans are determined annually by the Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. We accrued contributions of approximately $32,000, $67,000 and $102,000 to the plans for the years ended December 31, 2005, 2006 and 2007, respectively.

During 2005, the qualified contributory employee profit sharing plan was terminated and the proceeds were distributed to the plan participants.  No contributions were made to the qualified contributory employee profit sharing plan for 2005.

M.  Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2007 and 2006 is presented below.

	2007
(in thousands, except per share data)	1st	2nd	3rd	4th	Full Year
Revenues	$66,606	$68,277	$68,469	$89,017	$292,369
Operating income	20,511	17,168	27,100	38,388	103,167
Net income	19,164	17,997	18,337	24,071	79,569
Net income per share:
Basic	0.68	0.64	0.65	0.86	2.83
Diluted	0.67	0.63	0.64	0.84	2.79

	2006
	1st	2nd	3rd	4th	Full Year
Revenues	$59,284	$61,659	$57,994	$82,526	$261,463
Operating income	18,485	9,463	18,498	29,901	76,347
Net income	18,960	8,944	17,043	26,980	71,927
Net income per share:
Basic	0.65	0.31	0.60	0.96	2.52
Diluted	0.64	0.31	0.60	0.94	2.49

In the second quarter and fourth quarter of 2006, GBL recorded $12 million and $3 million of reserves, respectively, for a regulatory matter. See Note O below for details.

N. Goodwill

In accordance with SFAS 142, we assess the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant.  During the first quarter of 2007, there was an impairment charge of $56,000 recorded as a result of the voluntary deregistration of an inactive broker dealer subsidiary. There was no impairment charge recorded in 2006.  At December 31, 2007, there remains $3.5 million of goodwill related to our 92% owned subsidiary, GSI.

At November 30, 2007 and November 30, 2006, management conducted its annual assessments and assessed the recoverability of goodwill and other intangible assets and determined that there was no further impairment of the remaining goodwill on GBL’s consolidated financial statements.  In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets.  If these estimates or related projections change in the future, it may result in an impairment charge for these assets to income.

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

As part of our review, hundreds of documents were examined and approximately fifteen individuals were interviewed.  The Company has found no evidence that any employee participated in or facilitated any “late trading”.  The Company also has found no evidence of any improper trading in our mutual funds by our investment professionals or senior executives.  As the Company previously reported, we did find that in August of 2002, we banned an account, which had been engaging in frequent trading in our Global Growth Fund (the prospectus of which did not impose limits on frequent trading) and which had made a small investment in one of our hedge funds, from further transactions with our firm. Certain other investors had been banned prior to that.  The Company also found that certain discussions took place in 2002 and 2003 between GBL’s staff and personnel of an investment advisor regarding possible frequent trading in certain Gabelli domestic equity funds. In June 2006, we began discussions with the SEC staff for a potential resolution of their inquiry. As a result of these discussions the Company increased its SEC reserve from an initial $1 million in 2003 to $16 million in 2006. In February 2007, the Company made an offer of settlement to the SEC staff for communication to the Commission for its consideration to resolve this matter. This offer of settlement is subject to final agreement regarding the specific language of the SEC’s administrative order and other settlement documents.  Should an offer of settlement with the SEC be agreed upon, it is contemplated that management will engage a consultant to determine an appropriate distribution of disgorgement proceeds to affected mutual fund shareholders. Since these discussions are ongoing, the Company cannot determine at this time whether they will ultimately result in a settlement of this matter, whether our reserves will be sufficient to cover any payments by the Company related to such a settlement, or whether and to what extent insurance may cover such payments.

In September 2005, we were informed by the staff of the SEC that they may recommend to the Commission that one of our advisory subsidiaries be held accountable for the actions of two of the seven closed-end funds then managed by the subsidiary relating to Section 19(a) and Rule 19a-1 of the Investment Company Act of 1940.  These provisions require registered investment companies to provide written statements to shareholders when a dividend is made from a source other than net investment income.  While the funds sent annual statements containing the required information and Form 1099-Div statements as required by the IRS, the funds did not send written statements to shareholders with each distribution in 2002 and 2003.  The staff indicated that they may recommend to the Commission that administrative remedies be sought, including a monetary penalty. The closed-end funds changed their notification procedures, and we believe that all of the funds have been in compliance since 2004.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which provides accounting and disclosure requirements for certain guarantees.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  We indemnify our clearing brokers for losses they may sustain from the customer accounts introduced by our broker-dealer subsidiaries.  In accordance with NYSE rules, customer balances are typically collateralized by customer securities or supported by other recourse provisions.  In addition, we further limit margin balances to a maximum of 25% versus 50% permitted under Regulation T of the Federal Reserve Board and exchange regulations.  At December 31, 2007 and 2006, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties which provide for indemnification against losses, costs, claims and liabilities arising from the performance of their obligations under our agreement, except for gross negligence or bad faith.  The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote.  Utilizing the methodology in FIN 45, our estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the financial statements.

P.  Subsequent Events

On January 18, 2008, a registration statement on Form S-3 was declared effective by the SEC for the registration for resale by Cascade an aggregate of 943,396 shares of class A common stock issuable upon conversion of the Note of the Company issued to Cascade on August 14, 2001. The Note matures on August 14, 2011.

On January 17, 2008, the American Stock Exchange (“AMEX”) announced entry into a definitive agreement to be acquired by NYSE Euronext. The AMEX has informed the Company that each regular member will receive $311,924 in NYSE Euronext shares as well as contingent consideration in the form of additional shares of NYSE Euronext common stock based on the net proceeds (net of fees, taxes, and other items), if any, from the expected sale of the AMEX headquarters in lower Manhattan. At December 31, 2007, the Company’s two stock exchange memberships totaling $197,998 are recorded at cost and are included in other assets. In 2008, the Company expects to receive $623,848 in NYSE Euronext shares and may receive additional NYSE Euronext shares generated from the possible sale of the AMEX headquarters.

On January 22, 2008, Cascade converted $10 million of their $50 million note into 188,697 shares of GBL class A common stock.

On January 24, 2008, the shareholders of Gabelli Advisers, Inc. voted to approve changing the name of the company to Teton Advisors, Inc.

On February 5, 2008, the Board of Directors declared a regular quarterly dividend of $0.03 per share to all of its shareholders, payable on March 28, 2008 to shareholders of record on March 11, 2008.

On February 6, 2008, the Company entered into an amended and restated Employment Agreement with Mr. Gabelli, which was previously approved by the Compensation Committee of the Board of Directors and our shareholders.

During 2008, the Company repurchased 62,504 shares at $52.12 per share. This brings the remaining authorization under the stock repurchase program to approximately 799,000 shares at March 14, 2008.

On March 10, 2008 the Enterprise Mergers and Acquisitions Fund's Board of Directors, subsequent to obtaining shareholder approval, approved Funds Advisor as the investment advisor to the Enterprise Mergers and Acquisitions Fund. GAMCO had been the sub-adviser to this fund. This transaction is expected to have a positive, but nominal, effect on our financial results.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be timely disclosed, is recorded, processed, summarized, and reported to management within the time periods specified in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s Chief Executive Officer and Co-Chief Financial Officers, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

GBL's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Management, with the participation of the principal executive officer and under the supervision of the acting co-principal financial officers, the Company conducted an evaluation of the effectiveness of the GBL's internal control over financial reporting as of December 31, 2007, as required by Rule 13a-15(c) of the Exchange Act.  There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives. In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, management concluded that, as of December 31, 2007, the Company maintained effective internal control over financial reporting. The registered public accounting firm that audited the consolidated financial statements included in the annual report containing the disclosure required by this Item has issued an attestation report on the Company's internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III
ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors and Executive Officers of GBL and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the our definitive proxy statement for our 2008 Annual Meeting of Shareholders (the “Proxy Statement”).

GBL has adopted a Code of Business Conduct that applies to all of our officers, directors, full-time and part-time employees and a Code of Conduct that sets forth additional requirements for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (together, the “Codes of Conduct”).  The Codes of Conduct are posted on our website (www.gabelli.com) and are available in print free of charge to anyone who requests a copy.  Interested parties may address a written request for a printed copy of the Codes of Conduct to: Deputy General Counsel, GAMCO Investors, Inc., One Corporate Center, Rye, New York 10580-1422.  We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Codes of Conduct by posting such information on our website.

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2007 Annual Meeting, GBL also submitted to the New York Stock Exchange (“NYSE”) a certification by our Chief Executive Officer that he is not aware of any violations by GBL of the NYSE corporate governance listing standards as of the date of the certification.

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

PART IV

Item 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  List of documents filed as part of this Report:

(1)	Consolidated Financial Statements and Independent Registered Public Accounting Firm’s Reports included herein:
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

12.1	--	Computation of Ratios of Earnings to Fixed Charges.
21.1	--	Subsidiaries of the Company.
23.1	--	Consent of Independent Registered Public Accounting Firm
24.1	--	Powers of Attorney (included on page II-3 of this Report).
31.1	--	Certification of CEO pursuant to Rule 13a-14(a).
31.2	--	Certification of Acting co-CFO pursuant to Rule 13a-14(a).
31.3	--	Certification of Acting co-CFO pursuant to Rule 13a-14(a).
32.1	--	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	--	Certification of Acting co-CFOs pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
__________________

  (b)  Reports on Form 8-K:

We filed the following Current Reports on Form 8-K during the three months ended December 31, 2007.

1.	Current Report on Form 8-K, dated November 7, 2007 announcing that Karl Otto Pohl would be retiring from the Board of Directors and would serve as Director Emeritus following his retirement.
2.	Current Report on Form 8-K, dated November 9, 2007 containing the press release disclosing our operating results for the third quarter ended September 30, 2007.
3.	Current Report on Form 8-K, dated November 30, 2007 containing the voting results of a special Meeting of Shareholders of GAMCO Investors, Inc.
4.	Current Report on Form 8-K, dated December 7, 2007 annoucing the issuance of 385,400 shares of restricted stock awards to the Company's staff.
5.	Current Report on Form 8-K, dated December 26, 2007 announcing that Vincent Tese would be resigning from the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on March 14, 2008.

GAMCO INVESTORS, INC.

By:/s/ Kieran Caterina	By:/s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Acting Co-Chief Financial Officer	Title: Acting Co-Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Kieran Caterina, Diane M. LaPointe, and Chris Michailoff and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mario J. Gabelli	Chairman of the Board,	March 17, 2008
Mario J. Gabelli	Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ Kieran Caterina	Acting Co-Chief Financial Officer	March 17, 2008
Kieran Caterina

/s/ Diane M. LaPointe	Acting Co-Chief Financial Officer	March 17, 2008
Diane M. LaPointe

/s/ Raymond C. Avansino, Jr.	Director	March 17, 2008
Raymond C. Avansino, Jr.

/s/ Edwin L. Artzt	Director	March 17, 2008
Edwin L. Artzt

/s/ Richard L. Bready	Director	March 17, 2008
Richard L. Bready

/s/ John D. Gabelli	Director	March 17, 2008
John D. Gabelli

/s/ Eugene R. McGrath	Director	March 17, 2008
Eugene R. McGrath

/s/ Robert S. Prather, Jr.	Director	March 17, 2008
Robert S. Prather, Jr.

Exhibit 12.1

Computation of Ratios of Earnings to Fixed Charges

The following table sets forth certain information regarding our consolidated ratio of earnings to fixed charges for the five-year period ended December 31, 2007.

	Year Ended December 31,
	2003	2004	2005	2006	2007

Ratio of earnings to fixed charges (a)	6.4	7.2	8.5	10.3	11.8

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

Name	Jurisdiction of Incorporation or Organization
Gabelli Funds, LLC (100%-owned by the Company)	New York
GAMCO Asset Management Inc. (100%-owned by the Company)	New York
Gabelli Fixed Income, Inc. (100%-owned by the Company)	New York
GAMCO Asset Management (UK) Limited (100%-owned by the Company)	United Kingdom
Gabelli Securities, Inc. (92.1%-owned by the Company)	Delaware
Teton Advisors, Inc. (f/k/a/ Gabelli Advisers, Inc. until January 24, 2008) (42.1%-owned by the Company)	Delaware
Gabelli & Company, Inc. (100%-owned by Gabelli Securities, Inc.)	New York
Gabelli & Partners LLC (100%-owned by Gabelli Securities, Inc.)	Delaware
Gabelli Fixed Income L.L.C. (100%-owned by Gabelli Fixed Income, Inc.)	Delaware
Gabelli Arbitrage Holdings LLC (100%-owned by the Company)	Delaware
Gabelli Trading Holdings LLC (100%-owned by the Company)	Delaware

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in this Annual Report (Form 10-K) of GAMCO Investors, Inc. and Subsidiaries of our report dated March 17, 2008, with respect to the consolidated financial statements of GAMCO Investors, Inc. and Subsidiaries, included in the 2007 Annual Report to Shareholders of GAMCO Investors, Inc. and Subsidiaries.

We consent to the incorporation by reference in the following Registration Statements:

1)	Registration Statement (Form S-3 No. 333-148046) of GAMCO Investors, Inc. and Subsidiaries,
2)	Registration Statement (Form S-3 No. 333-74676) of GAMCO Investors, Inc. and Subsidiaries,
3)	Registration Statement (Form S-3 No. 333-102935) of GAMCO Investors, Inc. and Subsidiaries and
4)	Registration Statement (Form S-8 No. 333-76748) pertaining to the 1999 Stock Award and Incentive Plan of GAMCO Investors, Inc. and Subsidiaries.

of our report dated March 17, 2008 with respect to the consolidated financial statements of GAMCO Investors, Inc. and Subsidiaries incorporated herein by reference and our report dated March 17, 2008, with respect to the effectiveness of internal control over financial reporting of GAMCO Investors, Inc. and Subsidiaries included herein.

/s/  Ernst & Young LLP

New York, New York
March 17, 2008

Exhibit 31.1

Certifications

I, Mario J. Gabelli, certify that:

1.	I have reviewed this annual report on Form 10-K of GAMCO Investors, Inc.;

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

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:	/s/ Mario J. Gabelli
Name:	Mario J. Gabelli
Title:	Chief Executive Officer

Date:	March 17, 2008

Exhibit 31.2
Certifications

I, Kieran Caterina, certify that:

1.	I have reviewed this annual report on Form 10-K of GAMCO Investors, Inc.;

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

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:	/s/ Kieran Caterina
Name:	Kieran Caterina
Title:	Acting Co-Chief Financial Officer

Date:	March 17, 2008

Exhibit 31.3
Certifications

I, Diane M. LaPointe, certify that:

1.	I have reviewed this annual report on Form 10-K of GAMCO Investors, Inc.;

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

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:	/s/ Diane M. LaPointe
Name:	Diane M. LaPointe
Title:	Acting Co-Chief Financial Officer

Date:	March 17, 2008

Exhibit 32.1

Certification of CEO Pursuant to
18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K of GAMCO Investors, Inc. (the “Company”) for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Mario J. Gabelli, as Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Mario J. Gabelli
Name:	Mario J. Gabelli
Title:	Chief Executive Officer

Date:	March 17, 2008

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
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K of GAMCO Investors, Inc. (the “Company”) for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Kieran Caterina and Diane M. LaPointe, as Acting Co-Chief Financial Officers of the Company, hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of their knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Acting Co-Chief Financial Officer	Title: Acting Co-Chief Financial Officer

Date: March 17, 2008	Date: March 17, 2008

This certification accompanies the Report pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of §18 of the Securities Exchange Act of 1934, as amended.