Form 10-Q
period 2008-03-31
GAMCO INVESTORS, INC. ET AL
filed 2008-05-12
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at April 30, 2008
Class A Common Stock, .001 par value	7,743,695
Class B Common Stock, .001 par value	20,626,644

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Statements of Income:
- Three months ended March 31, 2007 and 2008

Condensed Consolidated Statements of Financial Condition:
- December 31, 2007
- March 31, 2007
- March 31, 2008

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income:
- Three months ended March 31, 2007 and 2008

Condensed Consolidated Statements of Cash Flows:
- Three months ended March 31, 2007 and 2008

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Including Quantitative and Qualitative Disclosure about Market Risk)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 6.	Exhibits

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2008

Revenues
Investment advisory and incentive fees	$56,560	$56,841
Commission revenue	4,020	3,256
Distribution fees and other income	6,026	6,451
Total revenues	66,606	66,548
Expenses
Compensation costs	28,374	28,847
Management fee	3,401	1,981
Distribution costs	5,886	6,409
Other operating expenses	8,434	6,054
Total expenses	46,095	43,291

Operating income	20,511	23,257
Other income (expense)
Net gain (loss) from investments	5,570	(8,389)
Interest and dividend income	8,002	4,774
Interest expense	(3,380)	(2,067)
Total other income (expense), net	10,192	(5,682)
Income before income taxes and minority interest	30,703	17,575
Income tax provision	11,207	7,326
Minority interest	332	(237)
Net income	$19,164	$10,486

Net income per share:
Basic	$0.68	$0.37

Diluted	$0.67	$0.37

Weighted average shares outstanding:
Basic	28,228	28,175

Diluted	29,196	29,031

Dividends declared per share:
Quarterly	$0.03	$0.03

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	December 31,	March 31,	March 31,
	2007	2008	2007 (A)

		(unaudited)
Cash and cash equivalents, including restricted cash of $0, $0 and $3,418.	$168,319	$280,796	$103,882
Investments in securities, including restricted securities of $0, $0 and $51,461.	394,977	325,407	532,222
Investments in partnerships and affiliates	100,031	85,572	68,651
Receivable from brokers	40,145	15,186	22,794
Investment advisory fees receivable	33,701	18,862	20,375
Other assets	20,407	23,202	19,548

Total assets	$757,580	$749,025	$767,472

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers	$7,562	$5,421	$40,441
Income taxes payable, including deferred taxes of $5,814, $(924), and $905.	17,539	12,747	7,751
Compensation payable	25,362	30,278	37,942
Capital lease obligation	2,525	2,453	2,721
Securities sold, not yet purchased	2,229	3,110	15,925
Accrued expenses and other liabilities	38,810	34,954	31,641

Total operating liabilities	94,027	88,963	136,421

Long term liabilities
5.5% Senior notes (due May 15, 2013)	100,000	100,000	100,000
6% Convertible note (due August 14, 2011) (B)	49,608	39,706	49,537

Total liabilities	243,635	228,669	285,958

Minority interest	12,630	12,494	14,026

Stockholders’ equity
Class A Common Stock, $0.001 par value; 100,000,000
shares authorized; 12,574,995, 12,765,674 and 12,141,696
issued, respectively; 7,819,741, 7,801,831 and 7,514,242 outstanding, respectively	12	12	10
Class B Common Stock, $0.001 par value; 100,000,000
shares authorized; 24,000,000 shares issued, 20,626,644, 20,626,644 and 20,671,143 shares outstanding,
respectively	21	21	23
Additional paid-in capital	230,483	242,293	229,792
Retained earnings	445,121	454,749	415,472
Accumulated comprehensive gain	20,815	16,737	11,031
Treasury stock, at cost (4,755,254, 4,963,843, and 4,627,454
shares, respectively)	(195,137)	(205,950)	(188,840)
Total stockholders' equity	501,315	507,862	467,488

Total liabilities and stockholders' equity	$757,580	$749,025	$767,472

See accompanying notes.

(A) As restated to reflect the reversal of certain previously-accrued expenses for investment partnership compensation as described in Note A of this report on Form 10-Q.
(B) $50 million outstanding on December 31, 2007 and March 31, 2007. $40 million outstanding on March 31, 2008.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
UNAUDITED
(In thousands)
	Three Months Ended
	March 31,
	2007	2008
Stockholders’ equity – beginning of period	$451,576	$501,315

Cumulative effect of applying the provisions of FIN 48 at January 1, 2007	(822)	-
Comprehensive income:
Net income	19,164	10,486
Foreign currency translation adjustments	1	21
Net unrealized gain (loss) on securities available for sale	685	(4,100)
Total comprehensive income	19,850	6,407

Dividends declared	(846)	(857)
Stock based compensation expense	21	1,198
Conversion of 6% convertible note	-	10,000
Exercise of stock options including tax benefit	72	612
Purchase of treasury stock	(2,363)	(10,813)
Stockholders’ equity – end of period	$467,488	$507,862

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)
	Three Months Ended
	March 31,
	2007	2008
Operating activities Net income	$19,164	$10,486
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net gains from partnerships and affiliates	(2,246)	2,375
Depreciation and amortization	307	229
Stock based compensation expense	21	1,198
Deferred income tax	395	(2,815)
Tax benefit from exercise of stock options	25	43
Foreign currency loss	1	21
Other-than-temporary loss on available for sale securities	-	249
Impairment of goodwill	56	-
Acquisition of intangible asset	-	(4,043)
Market value of donated securities	122	-
Minority interest in net income of consolidated subsidiaries	275	(73)
Realized gains on sales of available for sale securities	(157)	(253)
Realized gains on sales of trading investments in securities, net	(7,415)	(3,121)
Change in unrealized value of trading investments in securities and securities sold, not yet purchased, net	2,524	7,012
Realized losses (gains) on covers of securities sold, not yet purchased, net	917	(318)
Amortization on discount on debt	33	98
(Increase) decrease in operating assets:
Purchases of trading investments in securities	(392,800)	(109,155)
Proceeds from sales of trading investments in securities	396,399	164,837
Cost of covers on securities sold, not yet purchased	(30,745)	(10,173)
Proceeds from sales of securities sold, not yet purchased	41,578	11,495
Investments in partnerships and affiliates	(3,072)	(182)
Distributions from partnerships and affiliates	11,485	12,728
Receivable from brokers	30,193	22,609
Investment advisory fees receivable	10,764	14,994
Other receivables from affiliates	4,804	2,512
Other assets	(355)	(1,440)
Increase (decrease) in operating liabilities:
Payable to brokers	2,960	(2,149)
Income taxes payable	(7,213)	1,662
Compensation payable	8,222	5,791
Accrued expenses and other liabilities	(8,652)	(4,037)
Effects of consolidation of investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5:
Realized (losses) gains on sales of investments in securities and securities sold, not yet purchased, net	(278)	67
Change in unrealized value of investments in securities and securities sold, not yet purchased, net	200	350
Equity in net gains from partnerships and affiliates	(758)	(28)
Purchases of trading investments in securities and securities sold, not yet purchased	(14,550)	(3,218)
Proceeds from sales of trading investments in securities and securities sold, not yet purchased	12,084	4,322
Investments in partnerships and affiliates	(2,000)	-
Distributions from partnerships and affiliates	500	-
Increase in investment advisory fees receivable	(45)	(155)
Decrease in receivable from brokers	695	2,350
Increase in other assets	(58)	(52)
Increase in payable to brokers	1,135	8
Increase in accrued expenses and other liabilities	49	107
Income (loss) related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net	490	(765)
Total adjustments	55,890	113,080
Net cash provided by operating activities	75,054	123,566

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)
Three Months Ended
March 31,
2007	2008

Investing activities
Purchases of available for sale securities	(25,031)	(774)
Proceeds from sales of available for sale securities	939	383
Net cash used in investing activities	(24,092)	(391)

Financing activities
Payoff of 5.22% Senior Notes	(82,308)	-
Contributions related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net	516	404
Proceeds from exercise of stock options	48	569
Dividends paid	(846)	(857)
Subsidiary stock repurchased from minority shareholders	(241)	-
Purchase of treasury stock	(2,363)	(10,813)
Net cash used in financing activities	(85,194)	(10,697)
Net (decrease) increase in cash and cash equivalents	(34,232)	112,478
Effect of exchange rates on cash and cash equivalents	1	(1)
Cash and cash equivalents at beginning of period	138,113	168,319
Cash and cash equivalents at end of period	$103,882	$280,796

Non-cash activity: On January 22, 2008, Cascade Investment LLC elected to convert $10 million of the 6% convertible note into 188,697 GAMCO Investor's Inc. common shares.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
A.  Basis of Presentation

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.,” “GAMCO,” “the Company,” “we,” “us” and “our” or similar terms are to GAMCO Investors, Inc., its predecessors and its subsidiaries.

The unaudited interim Condensed Consolidated Financial Statements of GAMCO Investors, Inc. included herein have been prepared in conformity with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring and non-recurring nature (Note J), necessary for a fair presentation of financial position, results of operations and cash flows of GAMCO for the interim periods presented and are not necessarily indicative of a full year’s results.

The condensed consolidated financial statements include the accounts of GAMCO and its subsidiaries.  All material intercompany accounts and transactions are eliminated.

These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, from which the accompanying condensed consolidated Financial Statements were derived.

Certain items previously reported have been reclassified to conform to the current period’s condensed consolidated financial statement presentation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Restatement

On August 9, 2007, GAMCO filed a Form 10-K/A restating 2006 results to reflect the reversal of certain previously accrued expenses for investment partnership compensation.

It was determined that the amount accrued during 2006 were no longer appropriate following the departure of marketing staff, the reassignment of management staff, and the reduction of rates for certain payouts.  This determination was made subsequent to our issuance of the 2006 Form 10-K after an analysis was performed.  The information used in management’s analysis was available prior to the issuance of the 2006 Form 10-K. Management determined that this was an error and not a change in an accounting estimate.  Because it was deemed an error and the amounts were material to interim and full year periods in 2006, GAMCO amended its Form 10-K for the year ended 2006 to reflect the reversals.

For the three months ended March 31, 2007, the restatement did not impact the condensed consolidated statement of operations, but did result in a decrease to compensation payable of $5.5 million, an increase to income taxes payable of $2.7 million, and an increase to retained earnings of $2.8 million on the condensed consolidated statement of financial condition.

Changes in Accounting Policy

GAMCO has changed its accounting policy to reflect the adoption of Financial Accounting Standards Board ("FASB") Statement No. 157, “Fair Value Measurements” (“Statement 157”). The statement provides guidance for using fair value to measure assets and liabilities. The statement provides guidance to companies about the extent of which to measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company adopted this statement on January 1, 2008. Although the impact of adopting Statement 157 is immaterial to the Company’s financial statements, Statement 157 required additional disclosures within the footnotes to the financial statements. Please refer to Note E for further details.

B.  Recent Accounting Developments

In June 2007, the FASB issued Emerging Issues Task Force ("EITF") 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards". The EITF release discusses how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under FAS 123(R).The release became relevant to the Company after the Board of Directors authorized the issuance of restricted stock awards ("RSAs") (share based payments) to Company employees in December 2007. Employees of the Company who received shares in the 2007 granting of restricted stock awards will accrue dividends during their vesting period and receive them only if their shares vest. Thus, this EITF does not have an impact on the Company's financial statements.

In December 2007, the FASB issued FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" ("Statement 160") to improve the relevance, comparability, and transparency of the financial information that a reporting entity with minority interests provides in its consolidated financial statements. Statement 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Statement 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. Statement 160 does not change the provisions of “Consolidated Financial Statements” ("ARB 51") related to consolidation purpose or  consolidation policy or the requirement that a parent consolidate all entities in which it has a controlling financial interest. Statement 160 does, however, amend certain of ARB 51’s consolidation procedures to make them consistent with the requirements of FASB Statement 141(R) "Business Combinations". It also amends ARB 51 to provide definitions for certain terms and to clarify some terminology. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company plans to adopt this statement on January 1, 2009. Statement 160 will impact the Company's financial statements presentation and disclosure of minority interest.

In March 2008, the FASB issued FASB Statement No. 161,"Disclosures about Derivative Instruments and Hedging Activities" ("Statement 161") to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently reviewing Statement 161 and its potential impact on the Company’s financial statements. The Company plans to adopt Statement 161 on January 1, 2009.

C.  Investment in Securities

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Investments in Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities and with maturities of three months or less at time of purchase are classified as cash and cash equivalents.  A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities. Trading securities are stated at fair value, with any unrealized gains or losses, net of deferred taxes, reported in current period earnings. Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of management fee and taxes, reported as a component of stockholders’ equity except for losses deemed to be other than temporary which are recorded as realized losses in the condensed consolidated statements of income. For the three months ended March 31, 2008, there was an impairment of $0.2 million in AFS securities. For the three months ended March 31, 2007, there was no impairment in AFS securities.  Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility. At March 31, 2008 and 2007, the market value of securities sold, not yet purchased was $3.1 million and $15.9 million, respectively.

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“FAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended" (“Statement No. 133”). Statement No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. The Company uses swaps and treasury futures to manage its exposure to market and credit risks from changes in certain equity prices, interest rates, and volatility and does not hold or issue swaps and treasury futures for speculative or trading purposes. These swaps and treasury futures are not designated as hedges, and changes in fair values of these derivatives are included in net gain (loss) from investments in the condensed consolidated statements of income. As of March 31, 2008 and 2007, the notional value of derivatives was $3.6 and $23.1 million, respectively. For the three months ended March 31, 2008 and 2007, the effect of derivative transactions was immaterial to the Company's condensed consolidated statements of income.

At March 31, 2008 and 2007, the market value of investments available for sale was $126.2 million and $126.1 million, respectively.  Unrealized gains (losses) in market value, net of management fee and taxes, of ($4.1 million) and $0.7 million have been included in stockholders’ equity for the three month periods ended March 31, 2008 and 2007, respectively. Proceeds from sales of investments available for sale were approximately $0.4 million and $0.9 million for the three-month periods ended March 31, 2008 and 2007, respectively.  For the first three months of 2008, gross gains on the sale of investments available for sale amounted to $0.3 million; there were no gross losses on the sale of investments available for sale.  For the first three months of 2007, gross gains on the sale of investments available for sale amounted to $0.2 million; there were no gross losses on the sale of investments available for sale.

D. Investments in Partnerships and Affiliates

The provisions of FASB Interpretation No. ("FIN") 46R, "Consolidation of Variable Interest Entities", and EITF 04-5, "Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights", require consolidation of several of our investment partnerships and offshore funds managed by our subsidiaries into our condensed consolidated financial statements.

For the quarters ended March 31, 2008 and 2007, the consolidation of these entities had no impact on net income but did result in (a) the elimination of revenues and expenses which are now intercompany transactions; (b) the recording of all the partnerships’ operating expenses of these entities including those pertaining to third-party interests; (c) the recording of all other income of these entities including those pertaining to third-party interests; (d) recording of income tax expense of these entities including those pertaining to third party interests; and (e) the recording of minority interest which offsets the net amount of any of the partnerships’ revenues, operating expenses, other income and income taxes recorded in these respective line items which pertain to third-party interest in these entities.  While this had no impact on net income, the consolidation of these entities did affect the classification of income between operating and other income.  Cash and cash equivalents, investments in securities and receivable from brokers held by investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5 of $13.4 million and $18.1 million as of March 31, 2008 and 2007, respectively, are also restricted from use for general operating purposes.

E. Fair Value

In September 2006, the FASB issued Statement 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. All of the instruments within investments in securities and securities sold, not yet purchased are measured at fair value.

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement 157. The levels of the fair value hierarchy and their applicability to the Company are described below:

-	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.
-
Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly-quoted intervals.

-	Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, per Statement 157, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level 3.

Many of our securities have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that the Company and others are willing to pay for an asset. Ask prices represent the lowest price that the Company and others are willing to accept for an asset.

Cash and cash equivalents - Cash and cash equivalents are valued using quoted market prices. Valuation adjustments are not applied. Accordingly, cash and cash equivalents are categorized in Level 1 of the fair value hierarchy.

Investments in securities and securities sold, not yet purchased - Investments in securities and securities sold, not yet purchased are generally valued based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized in Level 1 of the fair value hierarchy. Listed derivatives that are actively traded and are valued based on quoted prices from an exchange are also categorized in Level 1 of the fair value hierarchy. Listed derivatives that are not actively traded are valued using the same approaches as those applied to over the counter derivatives and they are generally categorized in Level 2 of the fair value hierarchy. Nonpublic and infrequently traded investments are included in Level 3 of the fair value hierarchy because fair value is unobservable.

The following table present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2008 (in Thousands)

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Cash and cash equivalents	$280,796	$-	$-	$280,796
Investments in securities	323,812	407	1,188	325,407
Total financial instruments owned	604,608	407	1,188	606,203
Liabilities
Securities sold, not yet purchased	3,110	-	-	3,110

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months ended March 31, 2008 (in Thousands)

		Total Realized and Unrealized Gains or (Losses) in Income
Asset	Beginning Balance	Trading	Investments	Total Unrealized Gains or (Losses) Included in Other Comprehensive Income	Total Realized and Unrealized Gains or (Losses)	Purchases and Sales, net	Net Transfers In and/or (Out) of Level 3	Ending Balance
Financial instruments owned:
Investments in securities	$1,423	$(235)	$-	$-	$(235)	$-	$-	$1,188
Total	$1,423	$(235)	$-	$-	$(235)	$-	$-	$1,188

In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("Statement 159"), which provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. Statement 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

At this time, the Company does not intend to elect fair value treatment for any other financial asset or financial liability.

F. Debt

In February 2007, the Company retired the $82.3 million in 5.22% Senior Notes due February 17, 2007 plus accrued interest from its cash and cash equivalents and investments. This debt was originally issued in connection with GAMCO's sale of mandatory convertible securities in February 2002 and was remarketed in November 2004.

On January 18, 2008, a registration statement on Form S-3 was declared effective by the Securities and Exchange Commission ("Commission") for the registration for resale by Cascade Investment LLC ("Cascade") an aggregate of 943,396 shares of class A common stock issuable upon conversion of the 6% convertible note (the "Note") of the Company issued to Cascade on August 14, 2001. On January 22, 2008, Cascade elected to convert $10 million of the Note into 188,697 GAMCO shares. Cascade requested that the remaining $40 million face value of notes be segregated into eight notes each with a face value of $5 million.

G. Income Taxes

The effective tax rate for the three months ended March 31, 2008 was 41.7% compared to the prior year period’s effective rate of 36.5%. The increase in the effective income tax rate relates to increased state and local income taxes and the tax impact of a change in the deductibility of a portion of the reserve for the Commission settlement.

The Company adopted the provisions of FIN 48 on January 1, 2007.  Upon such adoption, the Company had a cumulative effect of $0.8 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  As of December 31, 2007, the total amount of gross unrecognized tax benefits was approximately $8.1 million, of which recognition of $5.3 million would impact the Company’s effective tax rate. As of March 31, 2008, the total amount of gross unrecognized tax benefits was approximately $8.6 million, of which recognition of $5.6 million would impact the Company’s effective tax rate. The $0.5 million increase of gross unrecognized tax benefits for the three months ended March 31, 2008 reflects accruals for state and local income taxes for uncertain tax positions taken in prior periods.

The Company’s historical accounting policy with respect to penalties and interest related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN 48.  As of March 31, 2008 and 2007, the total amount of accrued penalties and interest related to uncertain tax positions recognized in the condensed consolidated statement of financial condition was approximately $3.1 million and $1.4 million, respectively. For the three months ended March 31, 2008 and 2007, the increase of gross unrecognized tax benefits was $0.5 million and $0.7 million, respectively.

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

H. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2007	2008
Basic:
Net income	$19,164	$10,486
Average shares outstanding	28,228	28,175
Basic net income per share	$0.68	$0.37

Diluted:
Net income	$19,164	$10,486
Add interest expense on convertible note, net of management fee and taxes	429	366
Total	$19,593	$10,852

Average shares outstanding	28,228	28,175
Dilutive stock options	25	52
Assumed conversion of convertible note	943	804
Total	29,196	29,031
Diluted net income per share	$0.67	$0.37

I. Stockholders’ Equity

Shares outstanding on March 31, 2008 were 28.4 million, approximately level with December 31, 2007 and above the 28.2 million shares outstanding on March 31, 2007.  Weighted average fully diluted shares outstanding for the first quarter of 2008 were 29.0 million, slightly below both fourth quarter 2007’s level of 29.1 million and first quarter 2007’s level of 29.2 million.

The Board of Directors declared a quarterly dividend of $0.03 per share that was paid on March 28, 2008 to shareholders of record on March 14, 2008.

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

On November 30, 2007, class A common stock shareholders approved that the Board of Directors should consider the conversion and reclassification of our shares of class B common stock into class A common stock at a ratio of 1.15 shares of class A common stock for each share of class B common stock. The GAMCO Board of Directors, after preliminary discussions with the Board of Directors of GGCP, Inc., decided to table this action given the current economic environment.

Stock Award and Incentive Plan

Effective January 1, 2003, we adopted the fair value recognition provisions of FAS No. 123 in accordance with the transition and disclosure provisions under the recently issued FAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”

We adopted FAS 123 (R) on January 1, 2005.  In light of our modified prospective adoption of the fair value recognition provisions of FAS 123 (R) for all grants of employee stock options, the adoption of FAS 123 (R) did not have a material impact on our consolidated financial statements.  On December 7, 2007, employees of the Company were granted 385,400 RSAs under one of the plans. The allocation of the RSAs was recommended by the Company's Chairman who did not receive an RSA award. The grant date fair value of the RSAs is $63.50 per share which was the closing share price of GAMCO shares on December 20, 2007, the effective grant date under Statement 123(R) and FSP 123(R)-2 for purposes of calculation of the compensation expense. This expense will be recognized over the vesting period for these awards which is 30% over three years and 70% over five years. During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates. Dividends declared on these RSAs are charged to retained earnings on the declaration date.

For the three months ended March 31, 2008 and 2007, we recognized stock-based compensation expense of $1,198,000 and $22,000, respectively. Stock-based compensation expense for the years ended December 31, 2007 through December 31, 2012 is as follows ($ in thousands):

	2007	2008	2009	2010	2011	2012
Q1	$22	$1,198	$1,191	$1,179	$686	$685
Q2	24	1,198	1,187	1,176	685	685
Q3	24	1,198	1,185	1,176	685	685
Q4	415	1,194	1,183	1,013	685	458
Full Year	$483	$4,788	$4,746	$4,545	$2,741	$2,513

The total compensation costs related to non-vested awards and options not yet recognized is approximately $18,135,000, of which $3,590,000 will be recognized in the remainder of 2008. Proceeds from the exercise of 15,500 and 2,750 stock options were $569,000 and $47,000 for the three months ended March 31, 2008 and 2007, respectively, resulting in a tax benefit to GAMCO of $43,000 and $25,000 for the three months ended March 31, 2008 and 2007, respectively.

Stock Repurchase Program

In March 1999, the Board of Directors established the Stock Repurchase Program to grant us authority to repurchase shares of our Class A common stock.  For the three months ended March 31, 2008, we repurchased approximately 209,000 shares at an average investment of $51.83.  Since the inception of the program, we have repurchased approximately 5,065,000 shares at an average investment of $40.22 per share.  At March 31, 2008, the total shares available under the program to be repurchased was approximately 653,000.

J. Goodwill and Identifiable Intangible Assets

In accordance with FAS 142 “Accounting for Goodwill and Other Intangible Assets,” we assess the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant, using a present value cash flow method.  There was no impairment charge recorded for the three months ended March 31, 2008. There was an impairment charge of $56,000 recorded for the three months ended March 31, 2007 as a result of the voluntary deregistration of an inactive broker dealer subsidiary. At March 31, 2008, there remains $3.5 million of goodwill related to our 92%-owned subsidiary, Gabelli Securities, Inc.

On March 10, 2008 the Enterprise Mergers and Acquisitions Fund's (the "Fund") Board of Directors, subsequent to obtaining shareholder approval, approved Gabelli Funds, LLC (the "Adviser") as the investment adviser to the Enterprise Mergers and Acquisitions Fund. GAMCO Asset Management, Inc. had been the sub-adviser to this fund. As a result of becoming the adviser to the Enterprise Mergers and Acquisitions Fund, the Company maintains an identifiable intangible asset within other assets and related liability within accrued expenses and other liabilities within the condensed consolidated statement of financial condition of approximately $4.0 million at March 31, 2008. The investment advisory agreement is subject to annual renewal by the Fund's Board of Directors, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by GAMCO. The Company does not anticipate canceling the investment advisory agreement before the end of the current fiscal year.

K.  Other Matters

We indemnify our clearing brokers for losses they may sustain from the customer accounts introduced by our broker-dealer subsidiaries.  In accordance with NYSE rules, customer balances are typically collateralized by customer securities or supported by other recourse provisions.  In addition, we further limit margin balances to a maximum of 25% versus 50% permitted under Regulation T of the Federal Reserve Board and exchange regulations.  At March 31, 2008 and 2007, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties which provide for indemnification against losses, costs, claims and liabilities arising from the performance of their obligations under our agreement, except for gross negligence or bad faith.  The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote.  Utilizing the methodology in the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, our estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the financial statements.

L. Subsequent Events

From April 1 through May 12, 2008, we repurchased 70,336 shares of our class A common stock, under the Stock Repurchase Program, at an average investment of $46.80 per share.

On April 24, 2008, the Adviser settled an administrative proceeding with the Commission regarding frequent trading in shares of a mutual fund it advises, without admitting or denying the findings or allegations of the Commission.  As previously disclosed, the inquiry involved the Adviser's treatment of one investor who had engaged in frequent trading in one of the funds (the prospectus of which did not at that time impose limits on frequent trading), and who had subsequently made an investment in a hedge fund managed by an affiliate of the Adviser.  The investor was banned from the fund in August 2002, only after certain other investors were banned.  The principal terms of the settlement include an administrative cease and desist order from violating certain provisions of the federal securities laws, and the payment of $11 million in disgorgement and prejudgment interest and $5 million in a civil monetary penalty, or $0.37 per fully diluted share in total, of which $0.01 per fully diluted share was reserved for in first quarter 2008 and the remainder had been reserved for in prior periods.

On May 7, 2008, our Board of Directors declared a quarterly dividend of $0.03 per share to be paid on June 27, 2008 to shareholders of record on June 13, 2008, approved the distribution of shares of Teton Advisers, Inc. owned by GAMCO to GAMCO shareholders and authorized the repurchase of up to an additional 500,000 shares of its class A common stock at such times, prices, and amounts to be determined by the Company.

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

Assets Under Management (AUM) were $28.7 billion as of March 31, 2008, 7.5% lower than December 31, 2007 AUM of $31.0 billion and 2.3% below March 31, 2007 AUM of $29.4 billion.  Equity assets under management were $27.3 billion on March 31, 2008, 8.8% less than December 31, 2007 equity assets of $29.9 billion and 5.1% below the $28.7 billion on March 31, 2007. Our closed-end equity funds had AUM of $5.8 billion on March 31, 2008, down 9.1% from $6.3 billion on December 31, 2007 and 6.9% from the $6.2 billion on March 31, 2007. Our open-end equity fund AUM were $9.5 billion on March 31, 2008, a 3.2% decline from $9.8 billion on December 31, 2007 while 6.8% higher than the $8.9 billion on March 31, 2007. Included in the March 31, 2008 quarter end open-end equity funds AUM is the Enterprise Mergers and Acquisitions Fund, a $400 million fund where Gabelli Funds, LLC was appointed the investment adviser on March 10, 2008. Our institutional and private wealth management business ended the quarter with $11.6 billion in separately managed accounts, a decrease of 12.6% compared to $13.3 billion on December 31, 2007 and 12.1% lower than the $13.2 billion on March 31, 2007. The adoption of the investment advisory agreement of the Enterprise Mergers and Acquisitions Fund by the Gabelli Funds, LLC accounted for $0.4 billion of the three month difference. On a pro-forma basis, the assets would have been down 8.6% in the quarter from $12.7 billion at year end and down 7.0% from the adjusted year ago quarter-end of $12.5 billion. Our investment partnerships AUM were $396 million on March 31, 2008 versus $460 million on December 31, 2007 and $477 million on March 31, 2007. Fixed income AUM were $1.4 billion on March 31, 2008 surging 26.3% since the $1.1 billion on December 31, 2007 and rising 126.1% over the $0.6 billion on March 31, 2007. We receive incentive and fulcrum fees for our investment partnership assets, certain institutional client assets as well as the majority of preferred issues for our closed-end funds.  As of March 31, 2008, incentive and fulcrum fee assets were $3.3 billion, a decrease of 7.2% versus $3.5 billion on December 31, 2007 and 5.3% below $3.5 billion on March 31, 2007.

The Company reported Assets Under Management as follows:

Table I:	Assets Under Management (millions)
Mutual Funds:	March 31, 2007	March 31, 2008	% Inc. (Dec.)	Adjusted % Inc. (Dec.) (a)
Open-end	$8,858	$9,459	6.8%	(1.3)%
Closed-end	6,188	5,762	(6.9)	(6.9)
Fixed Income	591	1,445	144.5	144.5
Total Mutual Funds	15,637	16,666	6.6	1.9
Institutional & PWM:
Equities: direct	10,587	9,746	(7.9)	(7.9)
“ sub-advisory	2,608	1,887	(27.6)	0.0
Fixed Income	49	2	(95.9)	(95.9)
Total Institutional & PWM	13,244	11,635	(12.1)	(7.1)
Investment Partnerships	477	396	(17.0)	(17.0)
Total Assets Under Management	$29,358	$28,697	(2.3)	(2.3)

Equities	$28,718	$27,250	(5.1)	(5.1)
Fixed Income	640	1,447	126.1	126.1
Total Assets Under Management	$29,358	$28,697	(2.3)	(2.3)

Table II:	Assets Under Management By Quarter (millions)
							% Increase/(decrease)
Mutual Funds	3/07	6/07	9/07	12/07	3/08		12/07	12/07 (a)
Open-end	$8,858	$9,529	$9,866	$9,774	$9,459	(b)	(3.2)%	(8.9)%
Closed-end	6,188	6,412	6,443	6,341	5,762		(9.1)	(9.1)
Fixed income	591	684	1,048	1,122	1,445		28.8	28.8
Total Mutual Funds	15,637	16,625	17,357	17,237	16,666		(3.3)	(6.6)
Institutional & PWM:
Equities: direct	10,587	11,116	11,266	10,708	9,746		(9.0)	(9.0)
“ sub-advisory	2,608	2,383	2,494	2,584	1,887	(b)	(27.0)	(4.7)
Fixed Income	49	21	27	24	2		(91.7)	(91.7)
Total Institutional & PWM	13,244	13,520	13,787	13,316	11,635		(12.6)	(8.5)
Investment Partnerships	477	486	491	460	396		(13.9)	(13.9)
Total Assets Under Management	$29,358	$30,631	$31,635	$31,013	$28,697		(7.5)	(7.5)

Table III:	Fund Flows – 1st Quarter 2008 (millions)
	December 31, 2007	Adjustments (b)	Net Cash Flows	Market Appreciation / (Depreciation)	March 31, 2008
Mutual Funds:
Equities	$16,115	$415	$9	$(1,318)	$15,221
Fixed Income	1,122	-	311	12	1,445
Total Mutual Funds	17,237	415	320	(1,306)	16,666
Institutional & PWM
Equities: direct	10,708	-	130	(1,092)	9,746
“ sub-advisory	2,584	(415)	(91)	(191)	1,887
Fixed Income	24	-	(22)	-	2
Total Institutional & PWM	13,316	(415)	17	(1,283)	11,635

Investment Partnerships	460	-	(59)	(5)	396
Total Assets Under Management	$31,013	$-	$278	$(2,594)	$28,697

(a) Adjusted for reclassification. Reclass is Enterprise Mergers & Acquisitions Fund to open-end equity for the quarters ended March 31, 2007 and December 31, 2007 from institutional sub-advisory.
(b) $415 million is related to the change of the Enterprise Mergers and Acquisitions Fund from Institutional sub-advisory to Mutual Fund advisory.

Regulatory

On April 24, 2008, the Adviser settled an administrative proceeding with the Commission regarding frequent trading in shares of a mutual fund it advises, without admitting or denying the findings or allegations of the Commission.  As previously disclosed, the inquiry involved the Adviser's treatment of one investor who had engaged in frequent trading in one of the funds (the prospectus of which did not at that time impose limits on frequent trading), and who had subsequently made an investment in a hedge fund managed by an affiliate of the Adviser.  The investor was banned from the fund in August 2002, only after certain other investors were banned.  The principal terms of the settlement include an administrative cease and desist order from violating certain provisions of the federal securities laws, and the payment of $11 million in disgorgement and prejudgment interest and $5 million in a civil monetary penalty, or $0.37 per fully diluted share in total, of which $0.01 per fully diluted share was reserved for in first quarter 2008 and the remainder had been reserved for in prior periods.

In September 2005, we were contacted by the staff of the Commission ("the Staff") concerning the actions of two of the closed-end funds managed by the Adviser relating to Section 19(a) of the Investment Company Act of 1940 and Rule 19a-1 thereunder.  These provisions require registered investment companies to provide written statements to shareholders when a dividend is made from a source other than from net investment income.  The two closed-end funds did send annual statements containing the information and IRS Form 1099-Div statements that identified the source of the shareholders’ distributions, but the funds did not send written statements to shareholders with each distribution in 2002 and 2003 as required by Section 19(a) and Rule 19a-1.  The closed-end funds changed their notification procedures, and we believe that all of the funds have been in compliance since 2004.

In our discussions, the Staff informed us that it had been investigating the actions of the two closed-end funds, that it was requesting that the Adviser voluntarily provide the Staff with information concerning the two closed-end funds, and that at the end of its investigation the Staff might recommend to the Commission that the Adviser be held accountable for any violation of Section 19(a) and Rule 19a-1 by the two closed-end funds.  The Adviser has cooperated with the Staff’s investigation by voluntarily providing documents and testimony requested by the Staff, and the Adviser has made written submissions in its defense.  If the Commission authorizes the commencement of an administrative proceeding against the Adviser, this proceeding could result in sanctions, including a civil monetary penalty.

The investment management industry is likely to continue facing a high level of regulatory scrutiny and become subject to additional rules designed to increase disclosure, tighten controls and reduce potential conflicts of interest.  In addition, the Commission has substantially increased its use of focused inquiries in which it requests information from a number of fund complexes regarding particular practices or provisions of the securities laws.  We participate in some of these inquiries in the normal course of our business.  Changes in laws, regulations and administrative practices by regulatory authorities, and the associated compliance costs, have increased our cost structure and could in the future have a material impact.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007

(Unaudited; in thousands, except per share data)
	2007	2008
Revenues
Investment advisory and incentive fees	$56,560	$56,841
Commission revenue	4,020	3,256
Distribution fees and other income	6,026	6,451
Total revenues	66,606	66,548
Expenses
Compensation and related costs	28,374	28,847
Management fee	3,401	1,981
Distribution costs	5,886	6,409
Other operating expenses	8,434	6,054
Total expenses	46,095	43,291
Operating income	20,511	23,257
Other income (expense)
Net gain (loss) from investments	5,570	(8,389)
Interest and dividend income	8,002	4,774
Interest expense	(3,380)	(2,067)
Total other income (expense), net	10,192	(5,682)
Income before taxes and minority interest	30,703	17,575
Income tax provision	11,207	7,326
Minority interest	332	(237)
Net income	$19,164	$10,486

Net income per share:
Basic	$0.68	$0.37
Diluted	$0.67	$0.37

Reconciliation of Net income to Adjusted EBITDA:

Net income	$19,164	$10,486
Interest Expense	3,380	2,067
Income tax provision and minority interest	11,539	7,089
Depreciation and amortization	307	229
Adjusted EBITDA (a)	$34,390	$19,871

(a) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and minority interest. Adjusted EBITDA is a non-GAAP measure and should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States nor should it be considered as an indicator of our overall financial performance. We use Adjusted EBITDA as a supplemental measure of performance as we believe it gives investors a more complete understanding of our operating results before the impact of financing activities as a tool for determining the private market value of an enterprise.

Total revenues were $66.5 million in the first quarter of 2008, slightly below the $66.6 million reported in the first quarter of 2007.  Operating income was $23.3 million, an increase of $2.7 million or 13.4% from the $20.5 million in the first quarter of 2007. Total other (loss) income, net of interest expense, was ($5.7 million) for the first quarter 2008 versus $10.2 million in the prior year’s quarter. In the short-run, our results remain sensitive to changes in the equity market.  Net income for the quarter was $10.5 million or $0.37 per fully diluted share versus $19.2 million or $0.67 per fully diluted share in the prior year’s quarter.

Investment advisory fees for the first quarter 2008 were $56.8 million, slightly above the 2007 comparative figure of $56.6 million. Our closed-end funds revenues fell 2.3% to $11.5 million in the first quarter 2008 from $11.8 million in 2007 primarily due to decreased average AUM. Open-end mutual funds revenues grew by 10.4% to $23.6 million from $21.4 million in first quarter 2007 primarily due to higher average AUM. Institutional and high net worth separate accounts revenues, whose revenues are based upon prior quarter-end AUM, decreased 3.5% to $20.9 million from $21.6 million in first quarter 2007 primarily due to lower performance related fees. Excluding the effect of lower performance related fees of $1.3 million, revenues increased 2.7%. Investment Partnership revenues declined $0.9 million or 54.9% below revenues of $1.7 million in 2007.  This decline was primarily due to both decreased incentive fees and AUM.

Commission revenues from our institutional research affiliate, Gabelli & Company, Inc., were $3.3 million in the first quarter 2008, down 19.0% from the prior year.  The decrease was primarily due to a decline in share volume, slightly offset by an increase in average revenue earned per share traded.

Mutual fund distribution fees and other income were $6.4 million for the first quarter 2008, an increase of $0.4 million, or 7.0%, from $6.0 million in first quarter 2007.

Total expenses, excluding management fee, were $41.3 million in the first quarter of 2008, a 3.2% decrease from total expenses of $42.7 million in the first quarter of 2007.

Compensation and related prior year costs, which are largely variable, were $28.8 million or 1.7% higher than the $28.4 million recorded in the prior year period.  This increase was primarily due to restricted stock awards of $1.2 million and higher Separate Accounts variable compensation of $0.6 million. These increases were partially offset by a decrease in total partnership compensation of $0.5 million.

Management fee expense, which is totally variable and based on pretax income, declined $1.4 million to $2.0 million in the first quarter of 2008 versus $3.4 million in the 2007 period.

Distribution costs were $6.4 million, an increase of 8.9% from $5.9 million in the prior year’s period.

Other operating expenses decreased by $2.3 million to $6.1 million in the first quarter of 2008 from the prior year first quarter of $8.4 million.  Legal expenses in first quarter 2007 were $0.6 million, while first quarter 2008 had a net recovery of $0.3 million from previously expensed legal costs. First quarter 2007 operating expenses included $0.7 million of one-time marketing and sales promotion expenses relating to the launch of The Gabelli Global Deal Fund.

Total other (loss) income, net of interest expense, was ($5.7 million) for the first quarter 2008 versus $10.2 million in the prior year’s quarter. $14.0 million of this decline is from the effect of mark to market decline in equity instruments, while interest income was lower by $1.9 million and dividend income was lower by $1.3 million. Interest expense fell to $2.1 million for first quarter 2008 from $3.4 million for the prior year quarter. This is due to the retirement of the Company's 5.22% senior notes on February 17, 2007.

The effective tax rate for the three months ended March 31, 2008 was 41.7% compared to the prior year period’s effective rate of 36.5%. $0.4 million of the income tax expense in first quarter 2008 relates to the tax impact of a change in the deductibility of a portion of the reserve for the Commission settlement, without which our income tax rate for 2008 would have been 39.6%. The higher rate reflects the regulatory charge as well as an increase in state and local taxes.

Minority interest decreased $0.6 million in 2008 from $0.3 million in 2007.

LIQUIDITY AND CAPITAL RESOURCES
Our principal assets consist of cash, short-term investments, securities held for investment purposes and investments in mutual funds, and investment partnerships and offshore funds, both proprietary and external. Short-term investments are comprised primarily of United States treasury securities with maturities of less than one year and money market funds managed by GAMCO.  Although the investment partnerships and offshore funds are for the most part illiquid, the underlying investments of such partnerships or funds are for the most part liquid, and the valuations of these products reflect that underlying liquidity.

Summary cash flow data is as follows:
	Three Months Ended March 31,
	2007	2008
Cash flows (used in) provided by:	(in thousands)
Operating activities	$75,054	$123,566
Investing activities	(24,092)	(391)
Financing activities	(85,194)	(10,697)
(Decrease) Increase	(34,232)	112,478
Effect of exchange rates on cash and cash equivalents	1	(1)
Cash and cash equivalents at beginning of period	138,113	168,319
Cash and cash equivalents at end of period	$103,882	$280,796

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

At March 31, 2008, we had total cash and cash equivalents of $280.8 million, an increase of $112.5 million from December 31, 2007.  Cash and cash equivalents and investments in securities held by investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5 are also restricted from use for general operating purposes. Total debt outstanding at March 31, 2008 was $140.0 million, consisting of the $40 million 6% convertible note and $100 million of 5.5% non-callable senior notes due May 15, 2013.  In February 2007, the Company retired the $82.3 million in 5.22% Senior Notes due February 17, 2007 plus accrued interest from its cash and cash equivalents and investments. This debt was originally issued in connection with GAMCO's sale of mandatory convertible securities in February 2002 and was remarketed in November 2004.

For the three months ended March 31, 2008, cash provided by operating activities was $123.6 million principally resulting from $10.5 million in net income, proceeds from sales of investments in securities of $164.8 million and a $22.6 million decrease in receivable from brokers. This was partially offset by $109.2 million in purchases of investments in securities, and a $5.2 million total decrease in accrued expenses and other liabilities, deferred taxes and income taxes payable.

Cash used in investing activities, related to purchases and sales of available for sale securities, was $0.4 million in the first three months of 2008.

Cash used in financing activities in the first three months of 2008 was $10.7 million.  The decrease in cash was primarily due to $11.7 million in dividends paid and the repurchase of our class A common stock under the Stock Repurchase Program.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

Gabelli & Company, Inc., a subsidiary of GAMCO, is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the Financial Industry Regulatory Authority (formerly the National Association of Securities Dealers). As such, it is subject to the minimum net capital requirements promulgated by the Commission. Gabelli & Company's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debt items in the reserve formula for those broker-dealers subject to Rule 15c3-3.  The requirement was $250,000 at March 31, 2008.  At March 31, 2008 Gabelli & Company had net capital, as defined, of approximately $18.8 million, exceeding the regulatory requirement by approximately $18.6 million.  Gabelli & Company’s net capital, as defined, may be reduced when Gabelli & Company is involved in firm commitment underwriting activities.  This did not occur as of or for the three months ended March 31, 2008.

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

With respect to our proprietary investment activities, included in investments in securities of $325.4 million at March 31, 2008 were investments in Treasury Bills and Notes of $80.6 million, mutual funds, largely invested in equity products, of $134.9 million, a selection of common and preferred stocks totaling $109.1 million, and other investments of approximately $0.8 million.  Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $109.1 million invested in common and preferred stocks at March 31, 2008, $44.6 million was related to our investment in Westwood Holdings Group Inc., and $7.6 million was invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility. At March 31, 2008 and 2007, the market value of securities sold, not yet purchased was $3.1 million and $15.9 million, respectively. Investments in partnerships and affiliates totaled $85.6 million at March 31, 2008, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.  These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

GAMCO’s exposure to interest rate risk results, principally, from its investment of excess cash in U.S. Government obligations.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates market value.

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

Critical Accounting Policies and Estimates

In September 2006, the FASB issued Statement 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. All of the instruments within investments in securities and securities sold, not yet purchased are measured at fair value.

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement 157. The levels of the fair value hierarchy and their applicability to the Company are described below:

-	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.
-
Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly-quoted intervals.

-	Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, per Statement 157, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Recent Accounting Developments

In June 2007, the FASB issued Emerging Issues Task Force ("EITF") 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards". The EITF release discusses how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under FAS 123(R).The release became relevant to the Company after the Board of Directors authorized the issuance of restricted stock awards ("RSAs") (share based payments) to Company employees in December 2007. Employees of the Company who received shares in the 2007 granting of restricted stock awards will accrue dividends during their vesting period and receive them only if their shares vest. Thus, this EITF does not have an impact on the Company's financial statements.

In December 2007, the FASB issued FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" ("Statement 160") to improve the relevance, comparability, and transparency of the financial information that a reporting entity with minority interests provides in its consolidated financial statements. Statement 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Statement 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. Statement 160 does not change the provisions of “Consolidated Financial Statements” ("ARB 51") related to consolidation purpose or  consolidation policy or the requirement that a parent consolidate all entities in which it has a controlling financial interest. Statement 160 does, however, amend certain of ARB 51’s consolidation procedures to make them consistent with the requirements of FASB Statement 141(R) "Business Combinations". It also amends ARB 51 to provide definitions for certain terms and to clarify some terminology. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company plans to adopt this statement on January 1, 2009. Statement 160 will impact the Company's financial statements presentation and disclosure of minority interest.

In March 2008, the FASB issued FASB Statement No. 161,"Disclosures about Derivative Instruments and Hedging Activities" ("Statement 161") to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently reviewing Statement 161 and its potential impact on the Company’s financial statements. The Company plans to adopt Statement 161 on January 1, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, GAMCO is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

At March 31, 2008, GAMCO was exposed to interest-rate risk as a result of holding investments in money market funds ($276.2 million) and United Stated Treasury Bills ($80.6 million). Management considered a hypothetical one percent fluctuation in interest rates and determined that the impact of such a fluctuation on these investments would have a $3.6 million effect on GAMCO’s condensed consolidated statement of operations.

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our Mutual Funds, Separate Accounts, and Investment Partnerships as well as our proprietary investment and trading activities.  At March 31, 2008, we had equity investments, including mutual funds largely invested in equity products, of $244.8 million.  Investments in mutual funds, $134.9 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships and affiliates which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships and affiliates totaled $85.6 million, of which $20.3 million were invested in partnerships and affiliates which invest in event-driven merger arbitrage strategies.  These strategies are primarily dependent upon deal closure rather than the overall market environment.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of March 31, 2008.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in millions):

	Fair Value	Fair Value assuming 10% decrease in equity prices	Fair Value assuming 10% increase in equity prices
At March 31, 2008:
Equity price sensitive investments, at fair value	$302.5	$272.2	$332.8

The $30.3 million fair value sensitivity would, in turn, yield an increase or decrease to equity of $17.5 million, net of management fee and tax, split between net income and comprehensive income.  Specifically, this would impact net income for the proportion of our investments exposed to market risk which are classifed as trading investments (approximately 58% at March 31, 2008) and would impact comprehensive income, within stockholders' equity, for the proportion of these which are classified as securities available for sale (approximately 42% at March 31, 2008).

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Disclosure controls and procedures as defined under the Securities Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Acting co-Chief Financial Officers (“CFOs”), to allow timely decisions regarding required disclosure. Our CEO and CFOs participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting as defined by Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Information

Our disclosure and analysis in this report contain some forward-looking statements.  Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements because they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. They also appear in any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results.  Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation: the adverse effect from a decline in the securities markets; a decline in the performance of our products; a general downturn in the economy; changes in government policy or regulation; changes in our ability to attract or retain key employees; and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. We also direct your attention to any more specific discussions of risk contained in our Form 10-Q and other public filings.  We are providing these statements as permitted by the Private Litigation Reform Act of 1995. We do not undertake to update publicly any forward-looking statements if we subsequently learn that we are unlikely to achieve our expectations or if we receive any additional information relating to the subject matters of our forward-looking statements.

Part II:  Other Information

Item 2.                                Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of GAMCO common stock we repurchased during the three months ended March 31, 2008:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share, net of Commissions	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
1/01/08 – 1/31/08	-	n/a	-	861,361
2/01/08 – 2/29/08	-	n/a	-	861,361
3/01/08 – 3/31/08	208,589	$51.83	208,589	652,772
Totals	208,589		208,589

Item 6.                                (a) Exhibits

31.1	--	Certification of CEO pursuant to Rule 13a-14(a).

31.2	--	Certification of Acting co-CFO pursuant to Rule 13a-14(a).

31.3	--	Certification of Acting co-CFO pursuant to Rule 13a-14(a).

32.1	--	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	--	Certification of Acting co-CFOs pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By:/s/ Kieran Caterina	By:/s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Acting Co-Chief Financial Officer	Title: Acting Co-Chief Financial Officer

Date: May 12, 2008	Date: May 12, 2008