Form 10-Q
period 2008-06-30
GAMCO INVESTORS, INC. ET AL
filed 2008-08-07
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at July 31, 2008
Class A Common Stock, .001 par value	7,316,045
Class B Common Stock, .001 par value	20,626,644

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended June 30, 2008 and 2007
- Six months ended June 30, 2008 and 2007

Condensed Consolidated Statements of Financial Condition:
- June 30, 2008
- December 31, 2007 (audited)
- June 30, 2007

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income:
- Six months ended June 30, 2008 and 2007

Condensed Consolidated Statements of Cash Flows:
- Six months ended June 30, 2008 and 2007

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues
Investment advisory and incentive fees	$55,131	$57,654	$111,972	$114,214
Commission revenue	3,664	4,036	6,920	8,056
Distribution fees and other income	6,629	6,587	13,080	12,613
Total revenues	65,424	68,277	131,972	134,883
Expenses
Compensation costs	27,763	29,905	56,610	58,279
Management fee	2,586	3,449	4,567	6,850
Distribution costs	6,794	10,161	13,203	16,047
Other operating expenses	7,074	7,594	13,128	16,028
Total expenses	44,217	51,109	87,508	97,204

Operating income	21,207	17,168	44,464	37,679
Other income (expense)
Net gain (loss) from investments	10	11,193	(8,379)	16,763
Interest and dividend income	4,196	6,166	8,970	14,168
Interest expense	(2,199)	(3,329)	(4,266)	(6,709)
Total other income (expense), net	2,007	14,030	(3,675)	24,222
Income before income taxes and minority interest	23,214	31,198	40,789	61,901
Income tax provision	8,719	12,856	16,045	24,063
Minority interest	36	345	(201)	677
Net income	$14,459	$17,997	$24,945	$37,161

Net income per share:
Basic	$0.52	$0.64	$0.89	$1.32

Diluted	$0.51	$0.63	$0.89	$1.30

Weighted average shares outstanding:
Basic	27,948	28,160	28,070	28,194

Diluted	28,743	29,147	28,896	29,172

Dividends declared:	$0.03	$0.03	$0.06	$0.06

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	June 30,	December 31,	June 30,
	2008	2007	2007
	(unaudited)		(unaudited)

Cash and cash equivalents, including restricted cash of $0, $0, and $443	$266,344	$168,319	$104,726
Investments in securities, including restricted securities of $0, $0, and $52,117	319,833	394,977	550,273
Investments in partnerships and affiliates	77,955	100,031	69,869
Receivable from brokers	21,936	40,145	43,187
Investment advisory fees receivable	17,434	33,701	18,439
Other assets	20,643	20,407	19,577

Total assets	$724,145	$757,580	$806,071

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers	$4,888	$7,562	$30,973
Income taxes payable, including deferred taxes of $3,201, $5,814, and $10,012	5,546	17,539	14,951
Compensation payable	29,162	25,362	46,075
Capital lease obligation	2,377	2,525	2,659
Securities sold, not yet purchased	2,105	2,229	21,021
Accrued expenses and other liabilities	18,094	38,810	35,597

Total operating liabilities	62,172	94,027	151,276

Long term liabilities
5.5% Senior notes (due May 15, 2013)	100,000	100,000	100,000
6% Convertible note (due August 14, 2011) (A)	39,726	49,608	49,561

Total liabilities	201,898	243,635	300,837

Minority interest	11,318	12,630	14,441

Stockholders’ equity
Class A Common Stock, $0.001 par value; 100,000,000
shares authorized; 12,757,024, 12,574,995, 12,172,423
issued, respectively; 7,549,145, 7,819,741, and 7,489,369 outstanding, respectively	12	12	12
Class B Common Stock, $0.001 par value; 100,000,000
shares authorized; 24,000,000 shares issued, 20,626,644, 20,626,644, 20,645,816 shares outstanding	21	21	21
Additional paid-in capital	243,449	230,483	230,010
Retained earnings	468,365	445,121	432,542
Accumulated comprehensive gain	17,445	20,815	19,791
Treasury stock, at cost (5,207,879, 4,755,254, and 4,683,054 shares, respectively)	(218,363)	(195,137)	(191,583)
Total stockholders' equity	510,929	501,315	490,793

Total liabilities and stockholders' equity	$724,145	$757,580	$806,071

See accompanying notes.

(A) $50 million outstanding on December 31, 2007 and June 30, 2007. $40 million outstanding on June 30, 2008.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
UNAUDITED
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stockholders’ equity – beginning of period	$507,862	$467,488	$501,315	$451,576

Cumulative effect of applying the provisions of FIN 48 at January 1, 2007	-	-	-	(822)

Comprehensive income:
Net income	14,459	17,997	24,945	37,161
Foreign currency translation adjustments	(21)	12	-	13
Net unrealized gain/(loss) on securities available for sale	730	8,666	(3,371)	9,352
Total comprehensive income	15,168	26,675	21,574	46,526

Dividends declared	(844)	(844)	(1,700)	(1,691)
Stock based compensation expense	1,204	24	2,402	45
Conversion of 6% convertible note	-	-	10,000	-
Exercise of stock options including tax benefit	(48)	194	564	266
Purchase of treasury stock	(12,413)	(2,744)	(23,226)	(5,107)
Stockholders’ equity – end of period	$510,929	$490,793	$510,929	$490,793

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating activities
Net income	$24,945	$37,161
Adjustments to reconcile net income to net cash provided by operating activities:

Equity in net gains from partnerships and affiliates	1,498	(4,744)
Depreciation and amortization	483	522
Stock based compensation expense	2,402	45
Deferred income tax	858	4,905
Tax (expense) benefit from exercise of stock options	(6)	57
Foreign currency loss	-	13
Other-than-temporary loss on available for sale securities	262	-
Impairment of goodwill	-	56
Acquisition of intangible asset	(3,479)	-
Market value of donated securities	157	122
Minority interest in net income of consolidated subsidiaries	3	520
Realized gains on sales of available for sale securities	(415)	(473)
Realized gains on sales of trading investments in securities, net	(3,209)	(11,874)
Change in unrealized value of trading investments in securities and securities sold, not yet purchased, net	9,249	(2,498)
Realized (gains) losses on covers of securities sold, not yet purchased, net	(378)	979
Amortization on discount on debt	118	56
(Increase) decrease in operating assets:
Purchases of trading investments in securities	(221,966)	(809,424)
Proceeds from sales of trading investments in securities	282,645	816,521
Cost of covers on securities sold, not yet purchased	(18,481)	(49,161)
Proceeds from sales of securities sold, not yet purchased	19,015	65,145
Investments in partnerships and affiliates	(182)	(4,050)
Distributions from partnerships and affiliates	20,626	13,149
Receivable from brokers	15,738	10,022
Investment advisory fees receivable	16,367	12,681
Other receivables from affiliates	2,950	5,106
Other assets	(194)	(153)
Increase (decrease) in operating liabilities:
Payable to brokers	(3,443)	(3,957)
Income taxes payable	(9,541)	(9,562)
Compensation payable	4,567	14,289
Accrued expenses and other liabilities	(20,819)	(5,050)
Effects of consolidation of investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5:
Realized gains on sales of investments in securities and securities sold, not yet purchased, net	(17)	(607)
Change in unrealized value of investments in securities and securities sold, not yet purchased, net	511	85
Equity in net gains from partnerships and affiliates	761	(733)
Purchases of trading investments in securities	(6,848)	(34,002)
Proceeds from sales of trading investments in securities	7,105	34,074
Cost of covers on securities sold, not yet purchased	(11)	(434)
Proceeds from sales of securities sold, not yet purchased	-	477
Investments in partnerships and affiliates	-	(2,000)
Distributions from partnerships and affiliates	-	825
Increase in investment advisory fees receivable	(100)	(26)
Decrease in receivable from brokers	2,471	473
Decrease (increase) in other assets	5	(244)
Increase (decrease) in payable to brokers	769	(1,416)
(Decrease) increase in accrued expenses and other liabilities	(48)	315
(Loss) income related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net	(1,050)	996
Total adjustments	98,373	41,025
Net cash provided by operating activities	123,318	78,186

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
UNAUDITED
(In thousands)

	Six Months Ended
	June 30,
	2008	2007

Investing activities
Purchases of available for sale securities	$(777)	$(25,254)
Proceeds from sales of available for sale securities	618	2,292
Net cash used in investing activities	(159)	(22,962)

Financing activities
Retirement of 5.22% senior notes	-	(82,308)
Contributions related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net	(169)	511
Proceeds from exercise of stock options	570	209
Dividends paid	(1,700)	(1,691)
Dividends declared on subsidiary stock to minority shareholders	(608)	(241)
Purchase of treasury stock	(23,226)	(5,107)
Net cash used in financing activities	(25,133)	(88,627)
Net increase (decrease) in cash and cash equivalents	98,026	(33,403)
Effect of exchange rates on cash and cash equivalents	(1)	16
Cash and cash equivalents at beginning of period	168,319	138,113
Cash and cash equivalents at end of period	$266,344	$104,726

Non-cash activity: On January 22, 2008, Cascade Investment LLC elected to convert $10 million of the 6% convertible note into 188,697 GAMCO Investors Inc. common shares.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
A.  Basis of Presentation

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.,” “GAMCO,” “the Company,” “we,” “us” and “our” or similar terms are to GAMCO Investors, Inc., its predecessors and its subsidiaries.

The unaudited interim Condensed Consolidated Financial Statements of GAMCO included herein have been prepared in conformity with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring and non-recurring nature (Note J), necessary for a fair presentation of financial position, results of operations and cash flows of GAMCO for the interim periods presented and are not necessarily indicative of a full year’s results.

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

Changes in Accounting Policy

GAMCO has adopted Financial Accounting Standards Board ("FASB") Statement No. 157, “Fair Value Measurements” (“Statement 157”). The statement provides guidance for using fair value to measure assets and liabilities. The statement provides guidance to companies about the extent of which to measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company adopted this statement on January 1, 2008. Although the impact of adopting Statement 157 is immaterial to the Company’s financial statements, Statement 157 required additional disclosures within the footnotes to the financial statements. Please refer to Note E for further details.

B.  Recent Accounting Developments

In June 2007, the FASB issued Emerging Issues Task Force ("EITF") 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards". The EITF release discusses how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under FAS 123(R). The release became relevant to the Company after the Board of Directors authorized the issuance of restricted stock awards ("RSAs") (share based payments) to Company employees in December 2007. Employees of the Company who received an award in the 2007 restricted stock grant will accrue dividends during their vesting period and receive them only if their shares vest. Thus, this EITF did not have an impact on the Company's financial statements.

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

In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("Statement 161") to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently reviewing Statement 161 and its potential impact, if any, on the disclosure in the Company’s financial statements. The Company plans to adopt Statement 161 on January 1, 2009.

In April 2008, the FASB issued FASB Statement No. 142-3, "Determination of the Useful Life of Intangible Assets" ("Statement 142-3") which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 , "Goodwill and Other Intangible Assets". Statement 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company plans to adopt this statement on January 1, 2009. Statement 142-3 is applicable to the Company however, the effect of its adoption is not expected to be material.

In June 2008, the FASB issued EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". The EITF release states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. EITF 03-6-1 will not apply to the Company.

C.  Investment in Securities

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Investments in Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities and with maturities of three months or less at time of purchase are classified as cash and cash equivalents.  A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities. Trading securities are stated at fair value, with any unrealized gains or losses, net of deferred taxes, reported in current period earnings. Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of management fee and taxes, reported as a component of stockholders’ equity except for losses deemed to be other than temporary which are recorded as realized losses in the condensed consolidated statements of income. For the three and six months ended June 30, 2008, there was an impairment of $0.1 and $0.3 million, respectively, in AFS securities. For the three months and six months ended June 30, 2007, there was no impairment in AFS securities.  Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility. At June 30, 2008, December 31, 2007 and June 30, 2007, the market value of securities sold, not yet purchased was $2.1 million, $2.2 million and $21.0 million, respectively.

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“FAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended" (“Statement No. 133”). Statement No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. The Company uses swaps and treasury futures to manage its exposure to market and credit risks from changes in certain equity prices, interest rates, and volatility and does not hold or issue swaps and treasury futures for speculative or trading purposes. These swaps and treasury futures are not designated as hedges, and changes in fair values of these derivatives are included in net gain (loss) from investments in the condensed consolidated statements of income. As of June 30, 2008 and 2007, the notional value of swaps and treasury futures was $0.1 million and $26.9 million, respectively. For the three and six months ended June 30, 2008, the effect of derivative transactions was immaterial to the Company's condensed consolidated statements of income.

At June 30, 2008, December 31, 2007 and June 30, 2007, the market value of investments available for sale was $127.1 million, $134.5 million and $140.4 million, respectively.  Unrealized gains in market value, net of management fee and taxes, for the three months ended June 30, 2008 and 2007 of $0.7 million and $8.7 million have been included in stockholders’ equity at June 30, 2008 and 2007, respectively. Unrealized gains (losses) in market value, net of management fee and taxes, for the six months ended June 30, 2008 and 2007 of ($3.4 million) and $9.4 million, have been included in stockholders’ equity at June 30, 2008 and 2007, respectively. Proceeds from sales of investments available for sale were approximately $0.2 million and $1.4 million for the three-month periods ended June 30, 2008 and 2007, respectively.  Proceeds from sales of investments available for sale were approximately $0.6 million and $2.3 million for the six-month periods ended June 30, 2008 and 2007, respectively. For the three and six months ended June 30, 2008, gross gains on the sale of investments available for sale amounted to $0.2 and $0.4 million, respectively; there were no gross losses on the sale of investments available for sale.  For the three and six months ended June 30, 2007, gross gains on the sale of investments available for sale amounted to $0.3 and $0.5 million, respectively; there were no gross losses on the sale of investments available for sale.

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

For the three and six months ended June 30, 2008, the consolidation of these entities had no impact on net income but did result in (a) the elimination of revenues and expenses which are now intercompany transactions; (b) the recording of all the partnerships’ operating expenses of these entities including those pertaining to third-party interests; (c) the recording of all other income of these entities including those pertaining to third-party interests; (d) recording of income tax expense of these entities including those pertaining to third party interests; and (e) the recording of minority interest which offsets the net amount of any of the partnerships’ revenues, operating expenses, other income and income taxes recorded in these respective line items which pertain to third-party interest in these entities.  While this had no impact on net income, the consolidation of these entities did affect the classification of income between operating and other income.  Cash and cash equivalents, investments in securities and receivable from brokers held by investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5 of $4.5 million, $5.2 million and $7.4 million as of June 30, 2008, December 31, 2007 and June 30, 2007, respectively, are also restricted from use for general operating purposes.

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

The following table presents information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of June 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2008 (in thousands)

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2008
Cash and cash equivalents	$266,344	$-	$-	$266,344
Investments in securities:
Available-for-sale	127,126	-	-	127,126
Trading	190,512	183	2,012	192,707
Total investments in securities	317,638	183	2,012	319,833
Total financial instruments owned	$583,982	$183	$2,012	$586,177
Liabilities
Securities sold, not yet purchased	$2,105	$-	$-	$2,105

The following table presents additional information about assets and liabilities by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months ended June 30, 2008 (in thousands)

		Total Realized and Unrealized Gains or (Losses) in Income
Asset	Beginning Balance	Trading	Investments	Total Unrealized Gains or (Losses) Included in Other Comprehensive Income	Total Realized and Unrealized Gains or (Losses)	Purchases and Sales, net	Net Transfers In and/or (Out) of Level 3	Ending Balance
Financial instruments owned:
Investments in securities - trading	$1,188	$(302)	$-	$-	$(302)	$735	$391	$2,012
Total	$1,188	$(302)	$-	$-	$(302)	$735	$391	$2,012

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months ended June 30, 2008 (in thousands)

		Total Realized and Unrealized Gains or (Losses) in Income
Asset	Beginning Balance	Trading	Investments	Total Unrealized Gains or (Losses) Included in Other Comprehensive Income	Total Realized and Unrealized Gains or (Losses)	Purchases and Sales, net	Net Transfers In and/or (Out) of Level 3	Ending Balance
Financial instruments owned:
Investments in securities - trading	$1,423	$(537)	$-	$-	$(537)	$735	$391	$2,012
Total	$1,423	$(537)	$-	$-	$(537)	$735	$391	$2,012

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

F. Debt

On February 17, 2007, the $82.3 million of 5.22% Senior Notes matured. The Company paid the principal plus accrued interest. This debt was originally issued in connection with GAMCO's sale of mandatory convertible securities in February 2002 and was remarketed in November 2004.

On January 18, 2008, the Securities and Exchange Commission ("Commission") declared effective a registration statement on Form S-3 for the registration for resale by Cascade Investment LLC ("Cascade") of an aggregate of 943,396 shares of GAMCO's Class A Common Stock issuable upon conversion of the 6% convertible note (the "Note") of the Company issued to Cascade on August 14, 2001. On January 22, 2008, Cascade elected to convert $10 million of the Note into 188,697 GAMCO shares. Cascade requested that the remaining $40 million face value of notes be segregated into eight notes each with a face value of $5 million.

G. Income Taxes

The effective tax rate for the three months and six months ended June 30, 2008 was 37.6% and 39.3%, respectively, compared to the prior year period’s effective rates of 41.2% and 38.9%, respectively. The decrease in the effective income tax rate for the three months ended June 30, 2008 reflects a one-time FIN 48 adjustment related to the pre-2007 period booked during the second quarter of 2007. The increase in the effective income tax rate for the six months ended June 30, 2008 relates to the tax impact of a change in the deductibility for a portion of the reserve for a settlement, that one of GAMCO's affiliates entered into with the Commission.

The Company adopted the provisions of FIN 48 on January 1, 2007.  Upon such adoption, the Company had a cumulative effect of $0.8 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  As of December 31, 2007, the total amount of gross unrecognized tax benefits was approximately $8.1 million, of which recognition of $5.3 million would impact the Company’s effective tax rate. As of June 30, 2008, the total amount of gross unrecognized tax benefits was approximately $9.1 million, of which recognition of $6.0 million would impact the Company’s effective tax rate. The $0.5 and $1.0 million increase of gross unrecognized tax benefits for the three and six months ended June 30, 2008 reflects accruals for state and local income taxes for uncertain tax positions taken in prior periods.

The Company’s historical accounting policy with respect to penalties and interest related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN 48.  As of June 30, 2008, December 31, 2007 and June 30, 2007, the total amount of accrued penalties and interest related to uncertain tax positions recognized in the condensed consolidated statement of financial condition was approximately $3.2 million, $2.6 million and $2.2 million, respectively. For the three months ended June 30, 2008 and 2007, the total amount of accrued interest and penalties recognized in the condensed consolidated statements of income was $0.2 million and $0.9 million, respectively. For the six months ended June 30, 2008 and 2007, the total amount of accrued interest and penalties recognized in the condensed consolidated statements of income was $0.6 million and $1.2 million, respectively.

The federal income tax returns for years after 2004 are subject to potential future audit by the IRS. The Company is currently being audited by New York State for its income tax returns filed between 1999 and 2003.  It is reasonably possible that the Company will conclude the audits of 1999 and 2000 within the next 12-month period and the Company does not expect that the potential assessments or refunds will be material to its results of operations.  The state income tax returns for all years after 2003 are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

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

H. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

(in thousands, except per share amounts)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Basic:
Net income	$14,459	$17,997	$24,945	$37,161
Average shares outstanding	27,948	28,160	28,070	28,194
Basic net income per share	$0.52	$0.64	$0.89	$1.32

Diluted:
Net income	$14,459	$17,997	$24,945	$37,161
Add interest expense on convertible note, net of management fee and taxes	343	429	709	857
Total	$14,802	$18,426	$25,654	$38,018

Average shares outstanding	27,948	28,160	28,070	28,194
Dilutive stock options	40	44	46	35
Assumed conversion of convertible note	755	943	780	943
Total	28,743	29,147	28,896	29,172
Diluted net income per share	$0.51	$0.63	$0.89	$1.30

I. Stockholders’ Equity

Shares outstanding on June 30, 2008 were 28.2 million, 0.2 million below March 31, 2008 shares of 28.4 million and slightly above the 28.1 million shares outstanding on June 30, 2007.  Fully diluted shares outstanding for the second quarter of 2008 were 28.7 million, slightly below both the the first quarter 2008’s level of 29.0 million and second quarter 2007’s level of 29.1 million.

The Board of Directors declared a quarterly dividend of $0.03 per share that was paid on June 27, 2008 to shareholders of record on June 13, 2008.

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

Stock Award and Incentive Plan

Effective January 1, 2003, we adopted the fair value recognition provisions of FAS No. 123 "Accounting for Stock-Based Compensation" ("Statement 123") in accordance with the transition and disclosure provisions under the recently issued FAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”

We adopted Statement 123(R) on January 1, 2005.  In light of our modified prospective adoption of the fair value recognition provisions of Statement 123 (R) for all grants of employee stock options, the adoption of Statement 123(R) did not have a material impact on our consolidated financial statements.  On December 7, 2007, employees of the Company were granted a total of 385,400 RSAs. The grant of the RSAs was recommended by the Company's Chairman who did not receive an RSA award. The grant date fair value of the RSAs is $63.50 per share which was the closing share price of GAMCO shares on December 20, 2007, the effective grant date under Statement 123(R) and Statement 123(R)-2 for purposes of calculation of the compensation expense. This expense will be recognized over the vesting period for these awards which is 30% over three years and 70% over five years. During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates. Dividends declared on these RSAs are charged to retained earnings on the declaration date.

For the three months ended June 30, 2008 and 2007, we recognized stock-based compensation expense of $1,204,000 and $24,000, respectively. For the six months ended June 30, 2008 and 2007, we recognized stock-based compensation expense of $2,402,000 and $45,000, respectively. Stock-based compensation expense, for RSAs outstanding at June 30, 2008, for the years ended December 31, 2007 through December 31, 2012 is as follows ($ in thousands):

	2007	2008	2009	2010	2011	2012
Q1	$21	$1,198	$1,199	$1,188	$694	$687
Q2	24	1,204	1,195	1,185	689	686
Q3	24	1,207	1,194	1,185	687	685
Q4	414	1,201	1,192	1,021	687	457
Full Year	$483	$4,810	$4,780	$4,579	$2,757	$2,515

The total compensation costs related to non-vested awards and options not yet recognized is approximately $17,039,000, of which $2,408,000 will be recognized in the remainder of 2008. Proceeds from the exercise of 50 and 5,400 stock options were $1,000 and $162,000 for the three months ended June 30, 2008 and 2007, respectively, resulting in a tax (benefit) expense to GAMCO of $49,000 and ($32,000) for the three months ended June 30, 2008 and 2007, respectively. Proceeds from the exercise of 15,550 and 8,150 stock options were $570,000 and $209,000 for the six months ended June 30, 2008 and 2007, respectively, resulting in a tax (benefit) expense to GAMCO of $6,000 and ($57,000) for the six months ended June 30, 2008 and 2007, respectively. Additionally, during the three and six months ended June 30, 2008 the Company reversed a previously recognized tax benefit of $50,000.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant us authority to repurchase shares of our Class A Common Stock.  For the three and six months ended June 30, 2008, we repurchased approximately 244,000 and 453,000 shares, respectively, at an average investment of $50.85 and $51.30, respectively.  For the three and six months ended June 30, 2007, we repurchased approximately 56,000 and 114,000 shares, respectively, at an average investment of $49.35 and $44.71, respectively. Since the inception of the program, we have repurchased approximately 5,309,000 shares at an average investment of $40.71 per share.  At June 30, 2008, the total shares available under the program to be repurchased was approximately 908,000.

J. Goodwill and Identifiable Intangible Assets

In accordance with FAS 142 “Accounting for Goodwill and Other Intangible Assets,” we assess the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant, using a present value cash flow method.  There was no impairment charge recorded for the three or six months ended June 30, 2008. There was an impairment charge of $56,000 recorded for the six months ended June 30, 2007 as a result of the voluntary deregistration of an inactive broker dealer subsidiary. At June 30, 2008, there remains $3.5 million of goodwill related to our 92%-owned subsidiary, Gabelli Securities, Inc.

On March 10, 2008, the Enterprise Mergers and Acquisitions Fund's (the "Fund") Board of Directors, subsequent to obtaining shareholder approval, approved the assignment of the advisory contract to Gabelli Funds, LLC (the "Adviser") as the investment adviser to the Fund. GAMCO Asset Management, Inc. had been the sub-adviser to the Fund. On July 8, 2008, the Fund was renamed the Gabelli Enterprise Merger and Acquisitions Fund. The liability of the Company for the assignment of the advisory contract is calculated based upon assets under management ("AUM") on the six-month anniversary date subject to certain minimums. As a result of becoming the adviser to the rebranded Gabelli Enterprise Mergers and Acquisitions Fund, the Company maintains an identifiable intangible asset within other assets and related liability within accrued expenses and other liabilities within the condensed consolidated statement of financial condition of approximately $3.4 million at June 30, 2008. The investment advisory agreement is subject to annual renewal by the Fund's Board of Directors, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by GAMCO. The Company does not anticipate canceling the investment advisory agreement before the end of the current fiscal year.

K.  Other Matters

We indemnify our clearing brokers for losses they may sustain from the customer accounts introduced by our broker-dealer subsidiary.  In accordance with NYSE rules, customer balances are typically collateralized by customer securities or supported by other recourse provisions.  In addition, we further limit margin balances to a maximum of 25% versus 50% permitted under Regulation T of the Federal Reserve Board and exchange regulations.  At June 30, 2008, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties which provide for indemnification against losses, costs, claims and liabilities arising from the performance of their obligations under our agreement, except for gross negligence or bad faith.  The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote.  Utilizing the methodology in the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, our estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the condensed consolidated financial statements.

L. Subsequent Events

From July 1, 2008 through August 6, 2008, we repurchased 227,100 shares of our Class A Common Stock, under the Stock Repurchase Program, at an average investment of $43.30 per share.

On August 5, 2008, our Board of Directors declared a special dividend of $1.00 per share to all of its Class A and Class B shareholders, payable on September 16, 2008 to shareholders of record on September 2, 2008 and a quarterly dividend of $.03 per share to all of its Class A and Class B shareholders, payable on September 30, 2008 to shareholders of record on September 16, 2008.

On August 5, 2008, our Board of Directors authorized the repurchase of up to an additional 400,000 shares of its class A common stock at such times, prices, and amounts to be determined by the Company. This brings the remaining authorization, under the stock buyback program, to approximately 1,082,000 shares.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Overview

GAMCO through the Gabelli brand, well known for its Private Market Value (PMV) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to mutual funds, institutional and high net worth investors, and investment partnerships, principally in the United States.  Through Gabelli & Company, Inc., we provide institutional research services to institutional clients and investment partnerships.  We generally manage assets on a discretionary basis and invest in a variety of U.S. and international securities through various investment styles.  Our revenues are based primarily on the firm’s levels of assets under management and fees associated with our various investment products.

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

Assets Under Management (AUM) were $28.3 billion as of June 30, 2008, 1.3% lower than March 31, 2008 AUM of $28.7 billion and 7.5% below June 30, 2007 AUM of $30.6 billion.  Equity AUM were $27.2 billion on June 30, 2008, 0.4% less than March 31, 2008 equity assets of $27.3 billion and 9.3% below the $29.9 billion on June 30, 2007.

-	Our open-end equity fund AUM were $9.5 billion on June 30, 2008, unchanged from March 31, 2008 and June 30, 2007.

-	Our closed-end equity funds had AUM of $5.7 billion on June 30, 2008, down 1.0% from $5.8 billion on March 31, 2008 and 11.0% from the $6.4 billion on June 30, 2007.

-
Our institutional and private wealth management business ended the quarter with $11.6 billion in separately managed accounts, level with March 31, 2008 and 14.0% lower than the $13.5 billion on June 30, 2007. The reclassification of the Gabelli Enterprise Mergers and Acquisitions Fund from institutional sub-advisory to mutual fund advisory in March 2008 partially accounted for the decline in institutional and private wealth management AUM. On a pro-forma basis, AUM was 8.4% lower than the $12.7 million AUM on June 30, 2007.

-	Our Investment Partnerships AUM were $354 million on June 30, 2008 versus $396 million on March 31, 2008 and $486 million on June 30, 2007.

-	Fixed income AUM were up 67.5% to $1.2 billion on June 30, 2008, versus the $0.7 billion on June 30, 2007. For the quarter, the assets were down 18.4% as of March 31, 2008.

-
We receive incentive and fulcrum fees for certain institutional client assets as well as for preferred issues for our closed-end funds, fulcrum fees for the Gabelli Global Deal Fund (NYSE: GDL) common shares, and incentive fees for investment partnership assets. As of June 30, 2008, incentive and fulcrum fee assets were $3.2 billion, slightly below $3.3 billion on March 31, 2008 and 12.1% below $3.6 billion on June 30, 2007.

The Company reported Assets Under Management as follows:

Table I:
Mutual Funds:	June 30, 2008	June 30, 2007	% Inc. (Dec.)	Adjusted % Inc. (Dec) (a)
Open-end	$9,486	$9,529	(0.5)	(4.0)
Closed-end	5,704	6,412	(11.0)	(11.0)
Fixed Income	1,164	684	70.2	70.2
Total Mutual Funds	16,354	16,625	(1.6)	(3.6)
Institutional & PWM:
Equities: direct	9,564	11,116	(14.0)	(14.0)
“ " sub-advisory	2,043	2,383	(14.3)	0.0
Fixed Income	17	21	(19.0)	(19.0)
Total Institutional & PWM	11,624	13,520	(14.0)	(11.5)
Investment Partnerships	354	486	(27.2)	(27.2)
Total Assets Under Management	$28,332	$30,631	(7.5)	(7.5)

Equities	$27,151	$29,926	(9.3)	(9.3)
Fixed Income	1,181	705	67.5	67.5
Total Assets Under Management	$28,332	$30,631	(7.5)	(7.5)

Table II:	Assets Under Management By Quarter (millions)
						% Increase/(decrease)
Mutual Funds	6/08	3/08	12/07	9/07	6/07	12/07 (a)	3/08
Open-end	$9,486	$9,459	$9,774	$9,866	$9,529	(6.4)	0.3
Closed-end	5,704	5,762	6,341	6,443	6,412	(10.0)	(1.0)
Fixed income	1,164	1,445	1,122	1,048	684	3.7	(19.4)
Total Mutual Funds	16,354	16,666	17,237	17,357	16,625	(7.1)	(1.9)
Institutional & PWM:
Equities: direct	9,564	9,746	10,708	11,266	11,116	(10.7)	(1.9)
“ sub-advisory	2,043	1,887	2,584	2,494	2,383	(7.7)	8.3
Fixed Income	17	2	24	27	21	(29.2)	750.0
Total Institutional & PWM	11,624	11,635	13,316	13,787	13,520	(12.7)	(0.1)
Investment Partnerships	354	396	460	491	486	(23.0)	(10.6)
Total Assets Under Management	$28,332	$28,697	$31,013	$31,635	$30,631	(8.6)	(1.3)

Table III:
	March 31, 2008	Net Cash Flows	Market Appreciation / (Depreciation)	June 30, 2008
Mutual Funds:
Equities	$15,221	$(51)	20	$15,190
Fixed Income	1,445	(282)	1	1,164
Total Mutual Funds	16,666	(333)	21	16,354
Institutional & PWM
Equities: direct	9,746	(39)	(143)	9,564
“ " sub-advisory	1,887	163	(7)	2,043
Fixed Income	2	16	(1)	17
Total Institutional & PWM	11,635	140	(151)	11,624

Investment Partnerships	396	(46)	4	354
Total Assets Under Management	$28,697	$(239)	(126)	$28,332

(a) Adjusted for reclassification. Reclass is Enterprise Mergers & Acquisitions Fund to open-end equity for the quarters ended June 30, 2007 and December 31, 2007 from institutional sub-advisory.

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

The Staff has indicated that it intends to recommend to the Commission that the Adviser be held accountable for violations of Section 19(a) and Rule 19a-1 by the two closed-end funds.  The Adviser has cooperated with the Staff’s investigation by voluntarily providing documents and testimony requested by the Staff, and the Adviser has made written submissions in its defense.  If the Commission authorizes the commencement of an administrative proceeding against the Adviser, this proceeding could result in sanctions, including a civil monetary penalty.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared To Three Months Ended June 30, 2007

(Unaudited; in thousands, except per share data)
	2008	2007
Revenues
Investment advisory and incentive fees	$55,131	$57,654
Commission revenue	3,664	4,036
Distribution fees and other income	6,629	6,587
Total revenues	65,424	68,277
Expenses
Compensation and related costs	27,763	29,905
Management fee	2,586	3,449
Distribution costs	6,794	10,161
Other operating expenses	7,074	7,594
Total expenses	44,217	51,109
Operating income	21,207	17,168
Other income
Net gain from investments	10	11,193
Interest and dividend income	4,196	6,166
Interest expense	(2,199)	(3,329)
Total other income, net	2,007	14,030
Income before taxes and minority interest	23,214	31,198
Income tax provision	8,719	12,856
Minority interest	36	345
Net income	$14,459	$17,997

Net income per share:
Basic	$0.52	$0.64
Diluted	$0.51	$0.63

Reconciliation of Net income to Adjusted EBITDA:

Net income	$14,459	$17,997
Interest Expense	2,199	3,329
Income tax provision and minority interest	8,755	13,201
Depreciation and amortization	254	216
Adjusted EBITDA (a)	$25,667	$34,743

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

Total revenues were $65.4 million in the second quarter of 2008, 4.2% below the $68.3 million reported in the second quarter of 2007.  Operating income was $21.2 million, an increase of $4.0 million or 23.5% from the $17.2 million in the second quarter of 2007. Total other income, net of interest expense, was $2.0 million for the second quarter 2008 versus $14.0 million in the prior year’s quarter. In the short-run, our results remain sensitive to changes in the equity market.  Net income for the quarter was $14.5 million or $0.51 per fully diluted share versus $18.0 million or $0.63 per fully diluted share in the prior year’s quarter.

Investment advisory fees for the second quarter 2008 were $55.1 million, 4.4% below the 2007 comparative figure of $57.7 million. Open-end mutual funds revenues grew by 7.0% to $24.9 million from $23.3 million in second quarter 2007 primarily due to higher average AUM. Our closed-end funds revenues fell 8.2% to $11.8 million in the second quarter 2008 from $12.8 million in 2007 primarily due to decreased average AUM. Institutional and high net worth separate accounts revenues, whose revenues are based upon prior quarter-end AUM, decreased 12.4% to $17.7 million from $20.2 million in second quarter 2007 primarily due to lower AUM. Investment Partnership revenues declined $0.6 million or 45.7% below revenues from $1.2 million in 2007.  This decline was primarily due to both decreased incentive fees and AUM.

Commission revenues from our institutional research affiliate, Gabelli & Company, Inc., were $3.7 million in the second quarter 2008, down 9.2% from the prior year.  The decrease was primarily due to a decline in share volume slightly offset by an increase in average revenue earned per share traded.

Mutual fund distribution fees and other income were $6.6 million for the second quarter 2008, remaining flat compared to second quarter 2007.

Total expenses, excluding management fee, were $41.6 million in the second quarter of 2008, a 12.7% decrease from total expenses of $47.7 million in the second quarter of 2007.

Compensation costs, which are largely variable, were $27.8 million or 7.2% lower than the $29.9 million recorded in the prior year period.  This decrease was driven by lower AUM in our Institutional and Private Wealth Management business at March 31, 2008 and lower average AUM in our investment partnership business.

Management fee expense, which is totally variable and based on pretax income, declined $0.8 million to $2.6 million in the second quarter of 2008 versus $3.4 million in the 2007 period.

Distribution costs were $6.8 million, a decrease of 33.1% from $10.1 million in the prior year’s period, which included a $4.2 million expense to terminate a compensation arrangement for one of our closed-end funds. Without the termination expense, distrbution costs would have increased $0.8 million, or 13.7%.

Other operating expenses decreased by $0.5 million to $7.1 million in the second quarter of 2008 from the prior year second quarter of $7.6 million.

Total other income, net of interest expense, was $2.0 million for the second quarter 2008 versus $14.0 million in the prior year’s quarter. $11.2 million of this decline is from the effect of mark to market decline in equity instruments and interest income was lower by $2.3 million. Partially offseting the decline was an increase in dividend income of $0.3 million. Interest expense fell to $2.2 million for first quarter 2008 from $3.3 million for the prior year quarter.

The effective tax rate for the three months ended June 30, 2008 was 37.6% compared to the prior year period’s effective rate of 41.2%. The decrease in the effective income tax rate reflects a one-time FIN 48 adjustment related to the pre-2007 period booked during the second quarter of 2007.

Minority interest decreased to less than $0.1 million in 2008 from $0.3 million in 2007.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2008 Compared To Six Months Ended June 30, 2007

(Unaudited; in thousands, except per share data)
	2008	2007
Revenues
Investment advisory and incentive fees	$111,972	$114,214
Commission revenue	6,920	8,056
Distribution fees and other income	13,080	12,613
Total revenues	131,972	134,883
Expenses
Compensation and related costs	56,610	58,279
Management fee	4,567	6,850
Distribution costs	13,203	16,047
Other operating expenses	13,128	16,028
Total expenses	87,508	97,204
Operating income	44,464	37,679
Other income (expense)
Net gain (loss) from investments	(8,379)	16,763
Interest and dividend income	8,970	14,168
Interest expense	(4,266)	(6,709)
Total other income (expense), net	(3,675)	24,222
Income before taxes and minority interest	40,789	61,901
Income tax provision	16,045	24,063
Minority interest	(201)	677
Net income	$24,945	$37,161

Net income per share:
Basic	$0.89	$1.32
Diluted	$0.89	$1.30

Reconciliation of Net income to Adjusted EBITDA:

Net income	$24,945	$37,161
Interest Expense	4,266	6,709
Income tax provision and minority interest	15,844	24,740
Depreciation and amortization	483	522
Adjusted EBITDA (a)	$45,538	$69,132

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

Total revenues were $132.0 million in the six months ended June 30, 2008, down $2.9 million or 2.2% from total revenues of $134.9 million in the prior year’s period. Operating income was $44.5 million, an increase of $6.8 million or 18.0% from $37.7 million in 2007.  Total other (loss) income, net of interest expense, was ($3.7 million) compared to $24.2 million in 2007. Net income for the period was $24.9 million or $0.89 per fully diluted share versus $37.2 million or $1.30 per fully diluted share in the prior year’s period.

Investment advisory fees for the first half of 2008 were $112.0 million, 2.0% below the 2007 comparative figure of $114.2 million. Our closed-end funds revenues fell 5.3% to $23.3 million for the six months ended June 30, 2008 from $24.6 million in 2007 due to declining average AUM. Open-end mutual funds revenues grew 8.6% to $48.5 million from $44.7 million in 2007 as a result of higher average AUM. Institutional and high net worth separate account revenues declined 7.8% to $38.6 million from $41.9 million reported in 2007. Investment Partnership revenues were $1.5 million versus $3.0 million in 2007. This decline was primarily due to both decreased incentive fees and AUM.

Commission revenues from our institutional research business, Gabelli & Company, Inc., were $6.9 million for the six months ended June 30, 2008, down 14.1% from the prior year’s comparable amount of $8.1 million.  The decrease was primarily due to lower overall trading volume slightly offset by an increase in average revenue earned per share traded.

Mutual fund distribution fees and other income were $13.1 million for the six months ended June 30, 2008, an increase of $0.5 million, or 3.7%, from $12.6 million from the 2007 period.

Total expenses, excluding the management fee, were $82.9 million in the six months ended June 30, 2008, a 8.2% decrease from total expenses of $90.4 million in the 2007 period. Included within the six months ended June 30, 2007 are $5.8 million in launch costs for the Gabelli Global Deal Fund (NYSE: GDL).

Compensation and related costs, which are largely variable, were $56.6 million or 2.9% lower than the $58.3 million recorded in the prior year period.  The $1.7 million decrease is attributed to lower variable compensation of $2.2 million, offset by greater fixed compensation of $0.5 million.

Management fee expense, which is totally variable and based on pretax income, was $4.6 million versus $6.9 million in 2007.

Distribution costs were $13.2 million, a decrease of 17.7% from $16.0 million in the prior year’s period. Included in the prior year period's distribution costs were $5.8 million in launch costs for the Gabelli Global Deal Fund (NYSE: GDL).

Other operating expenses decreased by $2.9 million to $13.1 million in the first half of 2008 from the prior year period of $16.0 million.

Total other income (expense), net of interest expense, was ($3.7 million) for the first half of 2008 versus $24.2 million in the prior year’s comparable period. $25.1 million of this decline is from the effect of mark to market decline in equity instruments, while interest income was lower by $4.2 million and dividend income was lower by $1.0 million. Interest expense fell to $4.3 million for the first half of 2008 from $6.7 million for the 2007 period.

For the six months ended June 30, 2008, the effective tax rate was 39.3% as compared to 38.9% in the prior year’s comparable period. The increase in the effective income tax rate for the six months ended June 30, 2008 relates to the tax impact of a change in the deductibility for a portion of the reserve for a settlement, that one of GAMCO's affiliates entered into with the Commission.

Minority interest decreased for the six months ended June 30, 2008 by $0.9 million from $0.7 million in the comparable 2007 period.

LIQUIDITY AND CAPITAL RESOURCES
Our principal assets consist of cash and cash equivalents, short-term investments, securities held for investment purposes and investments in mutual funds, and investment partnerships and offshore funds, both proprietary and external. Cash and cash equivalents are comprised primarily of United States treasury securities with maturities of less than three months and money market funds managed by GAMCO. Short-term investments are comprised primarily of United States treasury securities with maturities between three months and one year.  Although the investment partnerships and offshore funds are for the most part illiquid, the underlying investments of such partnerships or funds are for the most part liquid, and the valuations of these products reflect that underlying liquidity.

Summary cash flow data is as follows:
	Six Months Ended June 30,
	2008	2007
Cash flows (used in) provided by:	(in thousands)
Operating activities	$123,318	$78,186
Investing activities	(159)	(22,962)
Financing activities	(25,133)	(88,627)
(Decrease) Increase	98,026	(33,403)
Effect of exchange rates on cash and cash equivalents	(1)	16
Cash and cash equivalents at beginning of period	168,319	138,113
Cash and cash equivalents at end of period	$266,344	$104,726

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

At June 30, 2008, we had total cash and cash equivalents of 266.3 million, an increase of $98.0 million from December 31, 2007.  Cash and cash equivalents and investments in securities held by investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5 are also restricted from use for general operating purposes. Total debt outstanding at June 30, 2008 was $140.0 million, consisting of the $40 million 6% convertible note and $100 million of 5.5% non-callable senior notes due May 15, 2013.  In February 2007, the Company retired the $82.3 million in 5.22% Senior Notes due February 17, 2007 plus accrued interest from its cash and cash equivalents and investments. This debt was originally issued in connection with GAMCO's sale of mandatory convertible securities in February 2002 and was remarketed in November 2004. On January 22, 2008, Cascade Invstment LLC elected to convert $10 million of the convertible note into 188,697 GAMCO shares.

For the six months ended June 30, 2008, cash provided by operating activities was $123.3 million principally resulting from $24.9 million in net income, proceeds from sales of investments in securities of $282.6 million, a $15.7 million decrease in receivable from brokers, $20.6 million in distributions from partnerships and affiliates, and a $16.4 million decrease in investment advisory fee receivable. This was partially offset by $222.0 million in purchases of investments in securities, $20.8 decrease in accrued expenses and other liabilities and a $8.7 million decrease in income taxes payable.

Cash used in investing activities, related to purchases and sales of available for sale securities, was $0.2 million in the first six months of 2008.

Cash used in financing activities in the first six months of 2008 was $25.1 million.  The decrease in cash was primarily due to the $23.2 million repurchase of our class A common stock under the Stock Repurchase Program and the $1.7 million in dividends paid.

For the six months ended June 30, 2007, cash provided by operating activities was $78.2 million principally resulting from $37.2 million in net income, proceeds from sales of investments in securities of $816.5 million, a $10.0 million decrease in receivable from brokers, $13.2 million in distributions from partnerships and affiliates, and a $12.7 million decrease in investment advisory fee receivable. This was partially offset by $809.4 million in purchases of investments in securities, $4.1 million in purchases of investments in partnerships and affiliates and a $4.7 million decrease in income taxes payable.

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

As a registered broker-dealer, Gabelli & Company, Inc. is subject to certain net capital requirements in accordance with Commission rules. Gabelli & Company's net capital has historically exceeded these minimum net capital requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debt items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 at June 30, 2008.  At June 30, 2008, Gabelli & Company had net capital, as defined, of approximately $18.1 million, exceeding the regulatory requirement by approximately $17.9 million.  Gabelli & Company’s net capital, as defined, may be reduced when Gabelli & Company is involved in firm commitment underwriting activities.  This did not occur as of or for the three months ended June 30, 2008.

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

With respect to our proprietary investment activities, included in investments in securities of $319.8 million at June 30, 2008 were investments in Treasury Bills and Notes of $59.9 million, mutual funds, largely invested in equity products, of $144.0 million, a selection of common and preferred stocks totaling $115.1 million, and other investments of approximately $0.8 million.  Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $115.1 million invested in common and preferred stocks at June 30, 2008, $46.7 million was related to our investment in Westwood Holdings Group Inc., and $24.7 million was invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility. At June 30, 2008 and 2007, the market value of securities sold, not yet purchased was $2.1 million and $21.0 million, respectively. Investments in partnerships and affiliates totaled $78.0 million at June 30, 2008, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.  These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

GAMCO’s exposure to interest rate risk results, principally, from its investment of excess cash in U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates market value.

Our revenues are largely driven by the market value of our assets under management and are therefore exposed to fluctuations in market prices.  Investment advisory fees for mutual funds are based on average daily asset values.  Management fees earned on institutional and high net worth separate accounts, for any given quarter, are generally determined based on asset values on the last day of the preceding quarter.  Any significant increases or decreases in market value of institutional and high net worth separate accounts assets managed which generally occur on the last day of the quarter will generally result in a relative increase or decrease in revenues for the following quarter.

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

Recent Accounting Developments

In June 2007, the FASB issued Emerging Issues Task Force ("EITF") 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards". The EITF release discusses how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under FAS 123(R). The release became relevant to the Company after the Board of Directors authorized the issuance of restricted stock awards ("RSAs") (share based payments) to Company employees in December 2007. Employees of the Company who received an award in the 2007 restricted stock grant will accrue dividends during their vesting period and receive them only if their shares vest. Thus, this EITF did not have an impact on the Company's financial statements.

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

In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("Statement 161") to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently reviewing Statement 161 and its potential impact, if any, on the disclosure in the Company’s financial statements. The Company plans to adopt Statement 161 on January 1, 2009.

In April 2008, the FASB issued FASB Statement No. 142-3, "Determination of the Useful Life of Intangible Assets" ("Statement 142-3") which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 , "Goodwill and Other Intangible Assets". Statement 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company plans to adopt this statement on January 1, 2009. Statement 142-3 is applicable to the Company however, the effect of its adoption is not expected to be material.

In June 2008, the FASB issued EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". The EITF release states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. EITF 03-6-1 will not apply to the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, GAMCO is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

At June 30, 2008, GAMCO was exposed to interest-rate risk as a result of holding investments in money market funds ($266.3 million) and United Stated Treasury Bills ($59.9 million). Management considered a hypothetical one percent fluctuation in interest rates and determined that the impact of such a fluctuation on these investments would have a $1.9 million effect on GAMCO’s condensed consolidated statement of operations.

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our Mutual Funds, Separate Accounts, and Investment Partnerships as well as our proprietary investment and trading activities.  At June 30, 2008, we had equity investments, including mutual funds largely invested in equity products, of $259.1 million.  Investments in mutual funds, $144.0 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships and affiliates which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships and affiliates totaled $78.0 million, of which $14.4 million were invested in partnerships and affiliates which invest in event-driven merger arbitrage strategies.  These strategies are primarily dependent upon deal closure rather than the overall market environment.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of June 30, 2008.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in millions):

	Fair Value	Fair Value assuming 10% decrease in equity prices	Fair Value assuming 10% increase in equity prices
At June 30, 2008:
Equity price sensitive investments, at fair value	$299.6	$269.6	$329.6

The $299.6 million fair value sensitivity would, in turn, yield an increase or decrease to equity of $30.0 million, net of management fee and tax, split between net income and comprehensive income.  Specifically, this would impact net income for the proportion of our investments exposed to market risk which are classified as trading investments (approximately 58% at June 30, 2008) and would impact comprehensive income, within stockholders' equity, for the proportion of these which are classified as securities available for sale (approximately 42% at June 30, 2008).

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Disclosure controls and procedures as defined under the Securities Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Co-Principal Accounting Officers (“PAOs”), to allow timely decisions regarding required disclosure. Our CEO and PAOs participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Part II:  Other Information

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended June 30, 2008:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share, net of Commissions	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
4/01/08 – 4/30/08	52,936	45.83	52,936	599,836
5/01/08 – 5/31/08	117,300	52.06	117,300	982,536
6/01/08 – 6/30/08	73,800	52.54	73,800	908,736
Totals	244,036		244,036

In May 2008, the board of directors approved an increase of 500,000 shares of GBL available to be repurchased under our stock repurchase program. Our stock repurchase programs are not subject to expiration dates.

Item 4.	Submission of Matters to a Vote of Security Holders

GAMCO held its annual meeting of shareholders in Greenwich, Connecticut on May 7, 2008. At that meeting, the shareholders considered and acted upon the following matters:

THE ELECTION OF DIRECTORS. The stockholders elected the following individuals to serve as directors until the 2009 annual meeting of stockholders and until their respective successors are duly elected and qualified. All of the nominees were elected with the following votes cast:

Nominees	For	Withheld
Mario J. Gabelli	208,837,319	1,584,728
Raymond C. Avansino	210,033,933	388,114
Edwin L. Artzt	210,271,454	150,593
Richard L. Bready	210,223,424	198,623
John D. Gabelli	208,844,403	1,577,644
Eugene R. McGrath	210,377,297	44,750
Robert S. Prather, Jr.	210,210,872	211,175

      THE RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS.  The stockholders ratified Ernst & Young LLP as the Company's independent registered public accountants for the year ended December 31, 2008 with the following votes cast:

For	Against	Abstain
210,378,089	43,251	707

Item 6.	(a) Exhibits

31.1	--	Certification of CEO pursuant to Rule 13a-14(a).

31.2	--	Certification of CFO pursuant to Rule 13a-14(a).

32.1	--	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	--	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By:/s/ Kieran Caterina	By:/s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Principal Accounting Officer	Title: Co-Principal Accounting Officer

Date: August 7, 2008	Date: August 7, 2008