Form 10-Q
period 2008-09-30
GAMCO INVESTORS, INC. ET AL
filed 2008-11-07
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at October 31, 2008
Class A Common Stock, .001 par value	7,334,683
Class B Common Stock, .001 par value	20,550,006

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended September 30, 2008 and 2007
- Nine months ended September 30, 2008 and 2007

Condensed Consolidated Statements of Financial Condition:
- September 30, 2008
- December 31, 2007 (audited)
- September 30, 2007

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income:
- Three months ended September 30, 2008 and 2007
- Nine months ended September 30, 2008 and 2007

Condensed Consolidated Statements of Cash Flows:
- Nine months ended September 30, 2008 and 2007

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues
Investment advisory and incentive fees	$52,297	$58,392	$164,269	$172,606
Commission revenue	4,098	3,494	11,018	11,550
Distribution fees and other income	6,585	6,583	19,665	19,196
Total revenues	62,980	68,469	194,952	203,352
Expenses
Compensation	26,148	29,064	82,758	87,343
Management fee	1,740	3,541	6,307	10,391
Distribution costs	6,743	6,099	19,946	22,146
Other operating expenses	7,076	2,665	20,204	18,693
Total expenses	41,707	41,369	129,215	138,573

Operating income	21,273	27,100	65,737	64,779
Other (expense) income
Net (loss) gain from investments	(4,786)	514	(13,165)	17,277
Interest and dividend income	1,340	6,810	10,310	20,978
Interest expense	(2,139)	(2,828)	(6,405)	(9,537)
Total other (expense) income, net	(5,585)	4,496	(9,260)	28,718
Income before income taxes and minority interest	15,688	31,596	56,477	93,497
Income tax provision	3,837	13,340	19,882	37,403
Minority interest	(134)	(81)	(335)	596
Net income	$11,985	$18,337	$36,930	$55,498

Net income per share:
Basic	$0.43	$0.65	$1.32	$1.97

Diluted	$0.43	$0.64	$1.32	$1.95

Weighted average shares outstanding:
Basic	27,602	28,106	27,930	28,164

Diluted	28,400	29,099	28,746	29,148

Dividends declared:	$1.03	$1.03	$1.09	$1.09

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	September 30,	December 31,	September 30,
	2008	2007	2007
	(unaudited)		(unaudited)

Cash and cash equivalents, including restricted cash of $0, $0, and $443	$165,098	$168,319	$195,893
Investments in securities, including restricted securities of $0, $0, and $52,117	379,072	394,977	386,190
Investments in partnerships and affiliates	73,234	100,031	97,988
Receivable from brokers	37,929	40,145	36,677
Investment advisory fees receivable	16,392	33,701	18,591
Other assets	23,086	20,407	17,432

Total assets	$694,811	$757,580	$752,771

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers	$2,492	$7,562	$6,844
Income taxes payable, net (A)	3,071	17,539	21,251
Accrued compensation	28,253	25,362	43,613
Capital lease obligation	5,300	2,525	2,593
Securities sold, not yet purchased	6,620	2,229	10,914
Accrued expenses and other liabilities	16,607	38,810	32,820

Total operating liabilities	62,343	94,027	118,035

Long term liabilities
5.5% Senior notes (due May 15, 2013)	100,000	100,000	100,000
6% Convertible note (due August 14, 2011) (B)	39,746	49,608	49,584

Total liabilities	202,089	243,635	267,619

Minority interest	10,994	12,630	9,497

Stockholders’ equity
Class A Common Stock, $0.001 par value; 100,000,000
shares authorized; 12,850,162, 12,574,995, 12,173,423
issued, respectively; 7,395,483, 7,819,741, and 7,438,369 outstanding, respectively	12	12	12
Class B Common Stock, $0.001 par value; 100,000,000
shares authorized; 24,000,000 shares issued, 20,550,006, 20,626,644, 20,645,816 shares outstanding, respectively	21	21	21
Additional paid-in capital	244,674	230,483	230,068
Retained earnings	451,635	445,121	421,800
Accumulated comprehensive income	14,515	20,815	17,799
Treasury stock, at cost (5,454,679, 4,755,254, and 4,735,054 shares, respectively)	(229,129)	(195,137)	(194,045)
Total stockholders' equity	481,728	501,315	475,655

Total liabilities and stockholders' equity	$694,811	$757,580	$752,771

See accompanying notes.

(A) At Spetember 30, 2008, Income taxes payable, net included income tax assets of $4,388.
(B) $50 million face value outstanding on December 31, 2007 and September 30, 2007. $40 million outstanding on September 30, 2008.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
UNAUDITED
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stockholders’ equity – beginning of period	$510,929	$490,793	$501,315	$451,576

Cumulative effect of applying the provisions of FIN 48 at January 1, 2007	-	-	-	(822)

Comprehensive income:
Net income	11,985	18,337	36,930	55,498
Foreign currency translation adjustments	(53)	14	(54)	27
Net unrealized (loss)/gain on securities available for sale	(2,876)	(2,108)	(6,246)	7,244
Total comprehensive income	9,056	16,243	30,630	62,769

Dividends declared	(28,716)	(28,977)	(30,416)	(30,668)
Stock based compensation expense	1,237	23	3,639	68
Conversion of 6% convertible note	(77)	-	9,923	-
Exercise of stock options including tax benefit	65	35	629	301
Purchase of treasury stock	(10,766)	(2,462)	(33,992)	(7,569)
Stockholders’ equity – end of period	$481,728	$475,655	$481,728	$475,655

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities
Net income	$36,930	$55,498
Adjustments to reconcile net income to net cash provided by operating activities:

Equity in net losses (gains) from partnerships and affiliates	6,164	(5,600)
Depreciation and amortization	747	739
Stock based compensation expense	3,639	68
Deferred income tax	(2,503)	5,858
Tax benefit from exercise of stock options	2	62
Foreign currency loss / (gain)	(54)	27
Other-than-temporary loss on available for sale securities	713	3
Impairment of goodwill	-	56
Acquisition of intangible asset	(3,370)	-
Market value of donated securities	507	273
Minority interest in net (loss) income of consolidated subsidiaries	(165)	610
Realized gains on sales of available for sale securities	(4,041)	(657)
Realized gains on sales of trading investments in securities, net	(3,273)	(16,676)
Change in unrealized value of trading investments in securities and securities sold, not yet purchased, net	13,823	4,453
Realized gains on covers of securities sold, not yet purchased, net	(1,068)	(409)
Amortization on discount on debt	138	80
(Increase) decrease in operating assets:
Purchases of trading investments in securities	(445,246)	(1,022,506)
Proceeds from sales of trading investments in securities	433,710	1,152,329
Cost of covers on securities sold, not yet purchased	(24,530)	(97,552)
Proceeds from sales of securities sold, not yet purchased	29,927	112,031
Investments in partnerships and affiliates	(182)	(17,998)
Distributions from partnerships and affiliates	20,932	15,719
Receivable from brokers	61	20,320
Investment advisory fees receivable	17,422	12,529
Other receivables from affiliates	3,303	5,193
Other assets	(436)	1,594
Increase (decrease) in operating liabilities:
Payable to brokers	(4,980)	(28,022)
Income taxes payable	(6,617)	(2,907)
Compensation payable	4,232	12,192
Accrued expenses and other liabilities	(22,306)	(7,892)
Effects of consolidation of investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5:
Realized gains on sales of investments in securities and securities sold, not yet purchased, net	(10)	(722)
Change in unrealized value of investments in securities and securities sold, not yet purchased, net	946	547
Equity in net losses (gains) from partnerships and affiliates	1,206	(835)
Purchases of trading investments in securities	(13,290)	(41,400)
Proceeds from sales of trading investments in securities	11,609	45,995
Investments in partnerships and affiliates	(242)	(2,000)
Cost of covers on securities sold, not yet purchased	(11)	(651)
Proceeds from sales of securities sold, not yet purchased	42	477
Distributions from partnerships and affiliates	531	5,589
Increase in investment advisory fees receivable	(113)	(26)
Decrease (increase) in receivable from brokers	2,155	(3,315)
Decrease (increase) in other assets	39	(138)
Decrease in payable to brokers	(90)	(1,480)
(Decrease) increase in accrued expenses and other liabilities	(68)	237
(Loss) gain related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net	(2,017)	839
Total adjustments	17,236	147,034
Net cash provided by operating activities	54,166	202,532

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
UNAUDITED
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007

Investing activities
Purchases of available for sale securities	$(1,022)	$(25,942)
Proceeds from sales of available for sale securities	8,451	2,642
Net cash provided by (used in) investing activities	7,429	(23,300)

Financing activities
Retirement of 5.22% senior notes	-	(82,308)
Contributions related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net	(346)	(645)
Proceeds from exercise of stock options	630	238
Dividends paid	(30,417)	(30,668)
Subsidiary dividends to minority shareholders	(593)	(531)
Purchase of treasury stock	(33,992)	(7,569)
Net cash used in financing activities	(64,718)	(121,483)
Net increase (decrease) in cash and cash equivalents	(3,123)	57,749
Effect of exchange rates on cash and cash equivalents	(98)	31
Cash and cash equivalents at beginning of period	168,319	138,113
Cash and cash equivalents at end of period	$165,098	$195,893

Non-cash activity:
- On January 22, 2008, Cascade Investment, L.L.C. elected to convert $10 million of its $50 million convertible note paying interest of 6% into 188,679 GAMCO Investors, Inc. Class A Common shares.
- On September 15, 2008, GAMCO Investors, Inc. modified and extended its lease with M4E, LLC, the Company’s landlord at 401 Theodore Fremd Ave, Rye, NY. The lease term was extended to December 31, 2023. This resulted in an increase to the capital lease obligation and corresponding asset of $3.0 million each.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 from which the accompanying condensed consolidated Financial Statements were derived.

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

In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("Statement 161") to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company plans to adopt Statement 161 on January 1, 2009. Statement 161 will impact only the Company's disclosure of derivative instruments.

In April 2008, the FASB issued FASB Statement No. 142-3, "Determination of the Useful Life of Intangible Assets" ("Statement 142-3") which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 , "Goodwill and Other Intangible Assets". Statement 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company plans to adopt this statement on January 1, 2009. Statement 142-3 is applicable to the Company; however, the effect of its adoption is not expected to be material.

C.  Investment in Securities

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities and with those maturities of three months or less at time of purchase are classified as cash and cash equivalents.  A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities. Trading securities are stated at fair value, with any unrealized gains or losses, net of deferred taxes, reported in current period earnings. Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of management fee and taxes, reported as a component of stockholders’ equity except for losses deemed to be other than temporary which are recorded as realized losses in the condensed consolidated statements of income. For the three and nine months ended September 30, 2008, there was an impairment of $0.4 million and $0.7 million, respectively, in AFS securities. For the three months and nine months ended September 30, 2007, there was no impairment in AFS securities.

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“FAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended" (“Statement No. 133”). Statement No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. The Company uses swaps and treasury futures to manage its exposure to market and credit risks from changes in certain equity prices, interest rates, and volatility and does not hold or issue swaps and treasury futures for speculative or trading purposes. These swaps and treasury futures are not designated as hedges, and changes in fair values of these derivatives are included in net gain (loss) from investments in the condensed consolidated statements of income. As of September 30, 2008 and December 31, 2007, the notional value of swaps and treasury futures was $0.3 million and $4.4 million, respectively. There were no swaps or treasury futures included in investments in securities in the condensed consolidated statements of financial condition at September 30, 2007. For the three and nine months ended September 30, 2008, the effect of derivative transactions was immaterial to the Company's condensed consolidated statements of income.

At September 30, 2008, December 31, 2007 and September 30, 2007, the market value of investments available for sale was $116.9 million, $134.5 million and $137.2 million, respectively.  Decreases in unrealized gains in market value, net of management fee and taxes, for the three months ended September 30, 2008 and 2007 of $2.9 million and $2.1 million have been included in stockholders’ equity at September 30, 2008 and 2007, respectively. Changes in unrealized (losses) gains in market value, net of management fee and taxes, for the nine months ended September 30, 2008 and 2007 of ($6.2) million and $7.2 million, have been included in stockholders’ equity at September 30, 2008 and 2007, respectively. Proceeds from sales of investments available for sale were approximately $7.8 million and $0.4 million for the three-month periods ended September 30, 2008 and 2007, respectively.  Proceeds from sales of investments available for sale were approximately $8.5 million and $2.6 million for the nine-month periods ended September 30, 2008 and 2007, respectively. For the three and nine months ended September 30, 2008, gross gains on the sale of investments available for sale amounted to $3.6 and $4.0 million, respectively; there were no gross losses on the sale of investments available for sale.  For the three and nine months ended September 30, 2007, gross gains on the sale of investments available for sale amounted to $0.2 and $0.7 million, respectively; there were no gross losses on the sale of investments available for sale.

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

For the three and nine months ended September 30, 2008, the consolidation of these entities had no impact on net income but did result in (a) the elimination of revenues and expenses which are now intercompany transactions; (b) the recording of all the partnerships’ operating expenses of these entities including those pertaining to third-party interests; (c) the recording of all other income of these entities including those pertaining to third-party interests; (d) recording of income tax expense of these entities including those pertaining to third party interests; and (e) the recording of minority interest which offsets the net amount of any of the partnerships’ revenues, operating expenses, other income and income taxes recorded in these respective line items which pertain to third-party interest in these entities.  While this had no impact on net income, the consolidation of these entities did affect the classification of income between operating and other income.  Cash and cash equivalents, investments in securities and receivable from brokers held by investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5 of $4.3 million, $5.2 million and $2.6 million as of September 30, 2008, December 31, 2007 and September 30, 2007, respectively, are also restricted from use for general operating purposes.

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

Investments in securities and securities sold, not yet purchased - Investments in securities and securities sold, not yet purchased are generally valued based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied, and they are categorized in Level 1 of the fair value hierarchy. Listed derivatives that are actively traded and are valued based on quoted prices from an exchange are also categorized in Level 1 of the fair value hierarchy. Investments in United States Treasury Bills and Notes, which are valued at amortized cost, included in Level 1 were $70.3 million as of September 30, 2008. Listed derivatives that are not actively traded are valued using the same approaches as those applied to over the counter derivatives, and they are generally categorized in Level 2 of the fair value hierarchy. Nonpublic and infrequently traded investments are included in Level 3 of the fair value hierarchy because significant inputs to measure fair value are unobservable.

The following table presents information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of September 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2008 (in thousands)

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
Cash and cash equivalents	$165,098	$-	$-	$165,098
Investments in securities:
Available-for-sale	116,865	-	-	116,865
Trading	260,607	18	1,582	262,207
Total investments in securities	377,472	18	1,582	379,072
Total financial instruments owned	$542,570	$18	$1,582	$544,170
Liabilities
Securities sold, not yet purchased	$6,620	$-	$-	$6,620

The following table presents additional information about assets and liabilities by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the three months ended September 30, 2008 (in thousands)

		Total Realized and Unrealized Gains or (Losses) in Income
Asset	Beginning Balance	Trading	Investments	Total Unrealized Gains or (Losses) Included in Other Comprehensive Income	Total Realized and Unrealized Gains or (Losses)	Purchases and Sales, net	Net Transfers In and/or (Out) of Level 3	Ending Balance
Financial instruments owned:
Investments in securities - trading	$2,012	$(100)	$-	$-	$(100)	$(205)	$(125)	$1,582
Total	$2,012	$(100)	$-	$-	$(100)	$(205)	$(125)	$1,582

Unrealized Level 3 losses included in the Condensed Consolidated Statement of Income for the three months ended September 30, 2008 was approximately $0.1 million for those Level 3 securities held at September 30, 2008.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the nine months ended September 30, 2008 (in thousands)

		Total Realized and Unrealized Gains or (Losses) in Income
Asset	Beginning Balance	Trading	Investments	Total Unrealized Gains or (Losses) Included in Other Comprehensive Income	Total Realized and Unrealized Gains or (Losses)	Purchases and Sales, net	Net Transfers In and/or (Out) of Level 3	Ending Balance
Financial instruments owned:
Investments in securities - trading	$1,423	$(637)	$-	$-	$(637)	$530	$266	$1,582
Total	$1,423	$(637)	$-	$-	$(637)	$530	$266	$1,582

Unrealized Level 3 losses included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2008 was approximately $0.6 million for those Level 3 securities held at September 30, 2008.

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

At this time, the Company has not to date and does not intend to elect fair value treatment for any other financial asset or financial liability.

F. Debt

On February 17, 2007, the $82.3 million of 5.22% Senior Notes matured. The Company paid the principal plus accrued interest. This debt was originally issued in connection with GAMCO's sale of mandatory convertible securities in February 2002 and was remarketed in November 2004.

On January 18, 2008, the Securities and Exchange Commission ("Commission") declared effective a registration statement on Form S-3 for the registration for resale by Cascade Investment, L.L.C. ("Cascade") of an aggregate of 943,396 shares of GAMCO's Class A Common Stock issuable upon conversion of the 2011 Note of the Company issued to Cascade on August 14, 2001. On January 22, 2008, Cascade elected to convert $10 million of the 6% Note into 188,679 GAMCO shares. Cascade requested that the remaining $40 million face value of notes be segregated into eight notes each with a face value of $5 million each.

G. Income Taxes

The effective tax rate for the three and nine months ended September 30, 2008 was 24.5% and 35.2%, respectively, as compared to the prior year ’s effective rates of 42.2% and 40.0%, respectively. The current period decreases are due to a $2.0 million reduction in the Company's income tax reserves.

H. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

(in thousands, except per share amounts)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Basic:
Net income	$11,985	$18,337	$36,930	$55,498
Average shares outstanding	27,602	28,106	27,930	28,164
Basic net income per share	$0.43	$0.65	$1.32	$1.97

Diluted:
Net income	$11,985	$18,337	$36,930	$55,498
Add interest expense on convertible note, net of management fee and taxes	343	429	1,052	1,286
Total	$12,328	$18,766	$37,982	$56,784

Average shares outstanding	27,602	28,106	27,930	28,164
Dilutive stock options	43	50	43	41
Assumed conversion of convertible note	755	943	773	943
Total	28,400	29,099	28,746	29,148
Diluted net income per share	$0.43	$0.64	$1.32	$1.95

I. Stockholders’ Equity

Shares outstanding on September 30, 2008 were 27.9 million, 28.2 million on June 30, 2008, and 28.1 million shares on September 30, 2007.

On August 5, 2008, our Board of Directors declared a special dividend of $1.00 per share to all of its Class A and Class B shareholders, payable on September 16, 2008 to shareholders of record on September 2, 2008 and a quarterly dividend of $0.03 per share to all of its Class A and Class B shareholders, payable on September 30, 2008 to shareholders of record on September 16, 2008.

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

Stock Award and Incentive Plan

Effective January 1, 2003, we adopted the fair value recognition provisions of FAS No. 123 "Accounting for Stock-Based Compensation" ("Statement 123") in accordance with the transition and disclosure provisions under the recently issued FAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”. We adopted Statement 123(R) on January 1, 2005.  In light of our modified prospective adoption of the fair value recognition provisions of Statement 123 (R) for all grants of employee stock options, the adoption of Statement 123(R) did not have a material impact on our consolidated financial statements.

As of September 30, 2008, there are 374,700 RSA shares outstanding that were issued at an average grant price of $62.38. All grants of the RSAs were recommended by the Company's Chairman, who did not receive an RSA award, and approved by the Compensation Committee of the Company's Board of Directors. This expense will be recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant. During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates. Dividends declared on these RSAs are charged to retained earnings on the declaration date.

For the three months ended September 30, 2008 and 2007, we recognized stock-based compensation expense of $1,237,000 and $23,000, respectively. For the nine months ended September 30, 2008 and 2007, we recognized stock-based compensation expense of $3,639,000 and $68,000, respectively. Stock-based compensation expense for RSAs outstanding at September 30, 2008, for the years ended December 31, 2007 through December 31, 2013 is as follows ($ in thousands):

	2007	2008	2009	2010	2011	2012	2013
Q1	$21	$1,198	$1,250	$1,239	$745	$718	$32
Q2	24	1,204	1,246	1,236	742	717	32
Q3	24	1,237	1,244	1,235	725	717	10
Q4	414	1,252	1,243	1,072	718	488	-
Full Year	$483	$4,891	$4,983	$4,782	$2,930	$2,640	$74

The total compensation costs related to non-vested awards and options not yet recognized is approximately $16,661,000, of which $1,252,000 will be recognized in the fourth quarter of 2008. Proceeds from the exercise of 2,000 and 1,000 stock options were $58,000 and $29,000 for the three months ended September 30, 2008 and 2007, respectively, resulting in a tax benefit to GAMCO of $7,000 and $5,000 for the three months ended September 30, 2008 and 2007, respectively. Proceeds from the exercise of 17,550 and 9,150 stock options were $630,000 and $238,000 for the nine months ended September 30, 2008 and 2007, respectively, resulting in a tax benefit to GAMCO of $2,000 and $62,000 for the nine months ended September 30, 2008 and 2007, respectively. Additionally, during the nine months ended September 30, 2008, the Company reversed a previously recognized tax benefit of $50,000 relating to some expired stock options.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant the authority to repurchase shares of our Class A Common Stock.  For the three and nine months ended September 30, 2008, the Company repurchased approximately 247,000 and 699,000 shares, respectively, at an average investment of $43.60 and $48.58, respectively.  For the three and nine months ended September 30, 2007, the Company repurchased approximately 52,000 and 166,000 Class A common shares, respectively, at an average investment of $47.31 and $45.53, respectively. From the inception of the program through September 30, 2008, approximately 5,555,000 shares have been repurchased at an average investment of $40.84 per share.  At September 30, 2008, the total shares available under the program to be repurchased was approximately 1,062,000.

J. Capital Lease

On December 5, 1997, we entered into a fifteen-year lease, expiring on April 30, 2013, of office space from an entity controlled by members of the Chairman's family. On September 15, 2008, the Company modified and extended its lease with M4E, LLC, the Company’s landlord at 401 Theodore Fremd Ave, Rye, NY. The lease term was extended to December 31, 2023, and the base rental was established at $18 per square foot, or $1,080,000, for 2009, an increase from $14.83 per square foot for 2008.  From January 1, 2010 through December 31, 2023, the base rental will be determined by the change in the consumer price index for the New York Metropolitan Area for November of the immediate prior year with the base period as November 2008 for the New York Metropolitan Area. As a result of the lease term's extension, the present value of net obligations increased by approximately $3.0 million.

Future minimum lease payments for this capitalized lease at September 30, 2008 are as follows:
(In thousands)
Remainder of 2008	$219
2009	1,080
2010	1,080
2011	1,080
2012	1,080
2013	1,080
Thereafter	10,800
Total minimum obligations	16,419
Interest	11,119
Present value of net obligations	$5,300

Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $1,775,000, which are due from an affiliated entity.

K. Goodwill and Identifiable Intangible Assets

In accordance with FAS 142 “Accounting for Goodwill and Other Intangible Assets,” we assess the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant, using a present value cash flow method.  There was no impairment charge recorded for the three or nine months ended September 30, 2008. There was an impairment charge of $56,000 recorded for the nine months ended September 30, 2007 as a result of the voluntary deregistration of an inactive broker dealer subsidiary. At September 30, 2008, $3.5 million of goodwill is reflected on our Condensed Consolidated Statement of Financial Condition related to our 92%-owned subsidiary, Gabelli Securities, Inc.

On March 10, 2008, the Enterprise Mergers and Acquisitions Fund's (the "Fund") Board of Directors, subsequent to obtaining shareholder approval, approved the assignment of the advisory contract to Gabelli Funds, LLC (the "Adviser") as the investment adviser to the Fund. GAMCO Asset Management, Inc. had been the sub-adviser to the Fund. On July 8, 2008, the Fund was renamed the Gabelli Enterprise Merger and Acquisitions Fund. The liability of the Company for the assignment of the advisory contract is calculated based upon assets under management ("AUM") on the six-month anniversary date subject to certain minimums. As a result of becoming the adviser to the rebranded Gabelli Enterprise Mergers and Acquisitions Fund, the Company maintains an identifiable intangible asset within other assets on the Condensed Consolidated Statement of Financial Condition of approximately $3.3 million at September 30, 2008. The investment advisory agreement is subject to annual renewal by the Fund's Board of Directors, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by GAMCO. The Company does not anticipate canceling the investment advisory agreement before the end of the current fiscal year.

L.  Other Matters

We indemnify the clearing brokers for our affiliated broker-dealer for losses they may sustain from the customer accounts that trade on margin introduced by our broker-dealer subsidiary. At September 30, 2008, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of our obligations under the agreements. The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote.  Utilizing the methodology in the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, our estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the condensed consolidated financial statements.

M. Subsequent Events

From October 1, 2008 through November 6, 2008, we repurchased 65,000 shares of our Class A Common Stock, under the Stock Repurchase Program, at an average investment of $30.04 per share.

On October 2, 2008, the Company issued and sold $60,000,000 principal amount of a convertible promissory note due 2018 (the "Note") to Cascade, pursuant to a Note Purchase Agreement (the "Purchase Agreement"). The Note bears interest at a rate of 6.5% per annum and is convertible into shares of the Company's Class A Common Stock at an initial conversion price of $70 per share. The Company is required to repurchase the Note at the request of the holder on specified dates and after certain circumstances involving a Change of Control or Fundamental Change and is subject to an escrow agreement (each as defined in the Note). Cascade is the holder of several convertible promissory notes due August 14, 2011 ("2011 Notes") which collectively have an aggregate principal amount of $40 million. The Company granted Cascade certain demand registration rights and piggyback registration rights with respect to the shares of Class A Common Stock issuable upon conversion of the 2011 Notes, pursuant to a Registration Rights Agreement, dated as of August 14, 2001, between the Company and Cascade. On October 2, 2008, in connection the issuance and sale of the Note, the Company entered into a First Amendment to the Registration Rights Agreement (the "First Amendment to Registration Rights Agreement"), granting Cascade similar rights with respect to the shares of Class A Common Stock issuable upon conversion of the Note. The proceeds from the sale of the Note are being held in an escrow account established pursuant to an Escrow Agreement by and among the Company, Cascade and JP Morgan Chase Bank, National Association, as Escrow Agent (the "Escrow Agreement"). The Escrow Agreement provides for the release to the Company of a pro rata portion of the escrowed funds upon conversion of the Note, based upon the principal amount of the Note that is converted into Class A Common Stock. Cascade has the right to claim the escrowed funds upon a payment default by the Company under the Note.

On October 31, 2008, the Company filed an information statement with the SEC for the spin-off of Teton Advisors, Inc. (“Teton”), an investment advisory subsidiary.  The Company anticipates completing the spin-off late in the fourth quarter of 2008.  The Company’s shareholders are expected to receive approximately 14 shares for each 1,000 GBL shares they hold.

On November 7, 2008, our Board of Directors declared a special dividend of $0.90 per share to all of its Class A and Class B shareholders, payable on December 23, 2008 to shareholders of record on December 9, 2008 and a quarterly dividend of $0.03 per share to all of its Class A and Class B shareholders, payable on December 30, 2008 to shareholders of record on December 16, 2008.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Overview

GAMCO through the Gabelli brand, well known for its Private Market Value (PMV) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to mutual funds, institutional and high net worth investors, and investment partnerships, principally in the United States.  Through Gabelli & Company, Inc., we provide institutional research and brokerage services to institutional clients and investment partnerships and mutual fund distribution.  We generally manage assets on a discretionary basis and invest in a variety of U.S. and international securities through various investment styles.  Our revenues are based primarily on the firm’s levels of assets under management and fees associated with our various investment products.

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

At the close of the third quarter, global equity markets reflected a general lack of liquidity, concerns relating to the worldwide financial system, and a looming recession.  The further erosion of equity markets at the beginning of the fourth quarter impacts the value of our client portfolios as well as investment in our proprietary funds and will translate directly into our fourth quarter results.

We conduct our investment advisory business principally through: GAMCO Asset Management Inc. (Separate Accounts), Gabelli Funds, LLC (Mutual Funds) and Gabelli Securities, Inc. (Investment Partnerships).  We also act as an underwriter, are a distributor of our open-end mutual funds and provide institutional research through Gabelli & Company, Inc., our broker-dealer subsidiary.

Assets Under Management (AUM) were $25.6 billion as of September 30, 2008, 9.7% lower than June 30, 2008 AUM of $28.3 billion and 19.1% below September 30, 2007 AUM of $31.6 billion.  Equity AUM were $24.6 billion on September 30, 2008, 9.6% less than June 30, 2008 equity assets of $27.2 billion and 19.6% below the $30.6 billion on September 30, 2007.

-
Our open-end equity fund AUM were $8.4 billion on September 30, 2008, 11.2% less than $9.5 million on June 30, 2008 and 14.6% below $9.9 million on September 30, 2007. The reclassification of the Enterprise Mergers and Acquisitions Fund from institutional sub-advisory to mutual fund advisory in March 2008 partially softened the decline in mutual funds AUM from the prior year level.

-	Our closed-end equity funds had AUM of $4.9 billion on September 30, 2008, down 14.6% from $5.7 billion on June 30, 2008 and 24.4% under the $6.4 billion on September 30, 2007.

-
Our institutional and private wealth management business ended the quarter with $10.9 billion in separately managed accounts, 5.8% below June 30, 2008 of $11.6 billion and 20.6% lower than the $13.8 billion on September 30, 2007. On a pro-forma basis, AUM were 16.1% lower than the adjusted $13.0 million AUM on September 30, 2007.

-	Our Investment Partnerships AUM were $340 million on September 30, 2008 versus $354 million on June 30, 2008 and $491 million on September 30, 2007.

-	Fixed income AUM declined 12.4% to $1.0 billion on September 30, 2008, versus the $1.2 billion on June 30, 2008 and 3.8% below September 30, 2007 AUM.

-
We receive incentive fees for certain institutional client assets, preferred issues for our closed-end funds, common shares of the Gabelli Global Deal Fund (NYSE: GDL) and investment partnership assets. As of September 30, 2008, incentive and fulcrum fee assets were $3.1 billion, down 2.3% from the $3.2 billion on June 30, 2008 and 15.4% below the $3.7 billion on September 30, 2007.

The Company reported Assets Under Management as follows:

Table I:
Mutual Funds:	September 30, 2008	September 30, 2007	% Inc.(Dec.)	Adj. % Inc. (Dec.) (a)
Open-end	$8,421	$9,866	(14.6)	(20.6)
Closed-end	4,869	6,443	(24.4)	(24.4)
Fixed Income	1,015	1,048	(3.1)	(3.1)
Total Mutual Funds	14,305	17,357	(17.6)	(20.9)
Institutional & PWM:
Equities: direct	8,964	11,266	(20.6)	(20.6)
Equities: sub-advisory	1,964	2,494	(21.3)	11.8
Fixed Income	19	27	(29.6)	(29.6)
Total Institutional & PWM	10,947	13,787	(20.6)	(16.1)
Investment Partnerships	340	491	(30.8)	(30.8)
Total Assets Under Management	$25,592	$31,635	(19.1)	(19.1)

Equities	$24,558	$30,560	(19.6)	(19.6)
Fixed Income	1,034	1,075	(3.8)	(3.8)
Total Assets Under Management	$25,592	$31,635	(19.1)	(19.1)

Table II:	Assets Under Management By Quarter (millions)
						% Increase/(decrease)
Mutual Funds:	9/08	6/08	3/08	12/07	9/07	12/07 (a)	6/08
Open-end	$8,421	$9,486	$9,459	$9,774	$9,866	(19.4)	(11.2)
Closed-end	4,869	5,704	5,762	6,341	6,443	(23.2)	(14.6)
Fixed income	1,015	1,164	1,445	1,122	1,048	(9.5)	(12.8)
Total Mutual Funds	14,305	16,354	16,666	17,237	17,357	(17.0)	(12.5)
Institutional & PWM:
Equities: direct	8,964	9,564	9,746	10,708	11,266	(16.3)	(6.3)
Equities: sub-advisory	1,964	2,043	1,887	2,584	2,494	2.8	(3.9)
Fixed Income	19	17	2	24	27	(20.8)	11.8
Total Institutional & PWM	10,947	11,624	11,635	13,316	13,787	(17.8)	(5.8)
Investment Partnerships	340	354	396	460	491	(26.1)	(4.0)
Total Assets Under Management	$25,592	$28,332	$28,697	$31,013	$31,635	(17.5)	(9.7)

Table III:
	June 30, 2008	Net Cash Flows	Market Appreciation / (Depreciation)	September 30, 2008

Mutual Funds:
Equities	$15,190	$(141)	$(1,759)	$13,290
Fixed Income	1,164	(154)	5	1,015
Total Mutual Funds	16,354	(295)	(1,754)	14,305
Institutional & PWM:
Equities: direct	9,564	72	(672)	8,964
Equities: sub-advisory	2,043	36	(115)	1,964
Fixed Income	17	3	(1)	19
Total Institutional & PWM	11,624	111	(788)	10,947

Investment Partnerships	354	(9)	(5)	340
Total Assets Under Management	$28,332	$(193)	$(2,547)	$25,592

 (a) The percentage is calculated as if the Enterprise Mergers & Acquisitions Fund were reclassified to open-end equity for the quarters ended September 30, 2007 and December 31, 2007 from institutional sub-advisory.

Regulatory

In September 2008, Gabelli Funds, LLC ("Gabelli Funds") signed  an offer of settlement with the Commission to resolve a previously disclosed matter concerning compliance with Section 19(a) of the Investment Company Act of 1940 and Rule 19a-1 thereunder  by two closed-end funds managed by Gabelli Funds.  These provisions require registered investment companies to provide written statements to shareholders when  a distribution is made in the nature of a dividend from a source other than net investment income. While the two funds sent annual statements and provided other materials containing this information, the funds did not send the notices required by Rule 19a-1 to shareholders with  any of the  distributions that were made for  2002 and 2003.   Gabelli Funds believes that the funds have been in compliance with Section 19(a) and Rule 19a-1 since the beginning of 2004.  In the offer of settlement, in which Gabelli Funds neither admits nor denies the findings of the Commission, Gabelli Funds offered to pay a civil monetary penalty of $450,000 and to cease and desist from violations of Section 19(a) and Rule 19a-1. This offer of settlement is subject to approval by the Commission.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared To Three Months Ended September 30, 2007

(Unaudited; in thousands, except per share data)
	2008	2007
Revenues
Investment advisory and incentive fees	$52,297	$58,392
Commission revenue	4,098	3,494
Distribution fees and other income	6,585	6,583
Total revenues	62,980	68,469
Expenses
Compensation and related costs	26,148	29,064
Management fee	1,740	3,541
Distribution costs	6,743	6,099
Other operating expenses	7,076	2,665
Total expenses	41,707	41,369
Operating income	21,273	27,100
Other income
Net gain from investments	(4,786)	514
Interest and dividend income	1,340	6,810
Interest expense	(2,139)	(2,828)
Total other income, net	(5,585)	4,496
Income before taxes and minority interest	15,688	31,596
Income tax provision	3,837	13,340
Minority interest	(134)	(81)
Net income	$11,985	$18,337

Net income per share:
Basic	$0.43	$0.65
Diluted	$0.43	$0.64

Reconciliation of Net income to Adjusted EBITDA:

Net income	$11,985	$18,337
Interest Expense	2,139	2,828
Income tax provision and minority interest	3,703	13,259
Depreciation and amortization	263	217
Adjusted EBITDA (a)	$18,090	$34,641

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

Total revenues were $63.0 million in the third quarter of 2008, 8.0% below the $68.5 million reported in the third quarter of 2007.  Operating income was $21.3 million, an decrease of $5.8 million or 21.5% from the $27.1 million in the third quarter of 2007. Total other income/expense, net of interest expense, was an expense of $5.6 million for the third quarter 2008 versus income of $4.5 million in the prior year’s quarter. In the short-run, our results remain sensitive to changes in the equity market.  Net income for the quarter was $12.0 million or $0.43 per fully diluted share versus $18.3 million or $0.64 per fully diluted share in the prior year’s quarter.

Investment advisory fees for the third quarter 2008 were $52.3 million, 10.4% below the 2007 comparative figure of $58.4 million. Open-end mutual fund revenues declined by 3.6% to $23.3 million from $24.1 million in third quarter 2007 primarily due to lower average AUM. Our closed-end fund revenues fell 17.4% to $10.5 million in the third quarter 2008 from $12.8 million in 2007 primarily due to decreased average AUM. Institutional and high net worth separate accounts revenues, whose revenues are based upon prior quarter-end AUM, decreased 15.2% to $17.8 million from $21.0 million in third quarter 2007. The lower revenues were in part due to the reclassification of the Gabelli Enterprise Mergers and Acquisitions Fund from institutional subadvisory to open-end fund revenues. Investment Partnership revenues were $0.7 million, an increase of $0.2 million or 30.2% from $0.5 million in 2007.  This increase was primarily due to reversal of incentive fees in the prior year's quarter.

Commission revenues from our institutional research affiliate, Gabelli & Company, Inc., were $4.1 million in the third quarter 2008, up 17.3% from the prior year.

Mutual fund distribution fees and other income were $6.6 million for the third quarter 2008, remaining even with the prior year.

Compensation costs, which are largely variable, were $26.1 million or 10.0% lower than the $29.1 million recorded in the prior year period.  This decrease was driven by lower AUM in our Institutional and Private Wealth Management business at June 30, 2008 and lower average AUM in our mutual fund business. The third quarter of 2008 includes $1.2 million of compensation expense related to the restricted stock awards ("RSAs") granted in late 2007.

Management fee expense, which is completely variable and based on pretax income, declined to $1.7 million in the third quarter of 2008 from $3.5 million in the 2007 period.

Distribution costs were $6.7 million, an increase of 10.6% from $6.1 million in the prior year’s period.

Other operating expenses increased by $4.4 million to $7.1 million in the third quarter of 2008 from the prior year third quarter of $2.7 million, which included the receipt of a portion of insurance claims for legal fees and expenses. The Company received $3.8 million during the September 2007 quarter for claims submitted in prior quarters.

Total expenses, excluding the management fee, were $40.0 million in the third quarter of 2008, a 5.7% increase from total expenses of $37.8 million in the third quarter of 2007.

Operating income for the third quarter of 2008 was lower than in the third quarter of 2007 largely due to the amortization of RSAs in 2008 and the insurance reimbursement of legal bills in the third quarter of 2007 both described above.

Total other income/expense (net of interest expense) was $5.6 million of expense for the third quarter 2008 versus other income (net of interest expense) of $4.5 million in the prior year’s quarter. $5.3 million of this decline is from the effect of mark to market decline in equity instruments. Interest income was lower by $2.1 million and dividend income was lower by $3.4 million. Interest expense fell to $2.1 million for third quarter 2008 from $2.8 million for the prior year quarter.

The effective tax rate for the three months ended September 30, 2008 was 24.5% as compared to the prior year period’s effective rate of 42.2%. The current period decrease is primarily due to a reduction in the income tax reserves.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2008 Compared To Nine Months Ended September 30, 2007

(Unaudited; in thousands, except per share data)
	2008	2007
Revenues
Investment advisory and incentive fees	$164,269	$172,606
Commission revenue	11,018	11,550
Distribution fees and other income	19,665	19,196
Total revenues	194,952	203,352
Expenses
Compensation and related costs	82,758	87,343
Management fee	6,307	10,391
Distribution costs	19,946	22,146
Other operating expenses	20,204	18,693
Total expenses	129,215	138,573
Operating income	65,737	64,779
Other income (expense)
Net gain (loss) from investments	(13,165)	17,277
Interest and dividend income	10,310	20,978
Interest expense	(6,405)	(9,537)
Total other income (expense), net	(9,260)	28,718
Income before taxes and minority interest	56,477	93,497
Income tax provision	19,882	37,403
Minority interest	(335)	596
Net income	$36,930	$55,498

Net income per share:
Basic	$1.32	$1.97
Diluted	$1.32	$1.95

Reconciliation of Net income to Adjusted EBITDA:

Net income	$36,930	$55,498
Interest Expense	6,405	9,537
Income tax provision and minority interest	19,547	37,999
Depreciation and amortization	747	739
Adjusted EBITDA (a)	$63,629	$103,773

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

Total revenues were $195.0 million in the nine months ended September 30, 2008, down $8.4 million or 4.1% from total revenues of $203.4 million in the prior year’s period. Operating income was $65.7 million, an increase of $0.9 million or 1.5% from $64.8 million in 2007.  Total other (loss) income, net of interest expense, was ($9.3 million) compared to $28.7 million in 2007. Net income for the period was $36.9 million or $1.32 per fully diluted share versus $55.5 million or $1.95 per fully diluted share in the prior year’s period.

For the nine months ended September 30, 2008, investment advisory fees were $164.3 million, a decrease of $8.3 million or 4.8% compared to the revenues in 2007. Open-end mutual fund revenues increased 4.3% to $71.8 million from $68.8 million in 2007 as a result of higher average AUM. Our closed-end fund revenues fell 9.4% to $33.9 million for the nine months ended September 30, 2008 from $37.4 million in 2007 due to declining average AUM. Institutional and high net worth separate account revenues declined 10.3% to $56.4 million from $62.8 million reported in 2007 due to lower average AUM and reduced performance-based fees. Investment Partnership revenues were $2.2 million versus $3.5 million in 2007. This decline was due to both decreased incentive fees and AUM.

Commission revenues from our institutional research business, Gabelli & Company, Inc., were $11.0 million for the nine months ended September 30, 2008, down 4.6% from $11.5 million in the prior year’s comparable period.

Mutual fund distribution fees and other income were $19.7 million for the nine months ended September 30, 2008, an increase of $0.5 million, or 2.4%, from $19.2 million from the 2007 period.

Compensation and related costs, which are largely variable, were $82.8 million or 5.2% lower than the $87.3 million recorded in the prior year period.  The $4.5 million decrease is primarily attributable to lower variable compensation. Included in compensation expenses for the third quarter of 2008 was $3.6 million of amortization of RSAs granted in late 2007.

Management fee expense, which is completely variable and based on pretax income, was $6.3 million versus $10.4 million in 2007.

Distribution costs were $19.9 million, a decrease of 9.9% from $22.1 million in the prior year’s period. Included in the prior year period's distribution costs were $5.8 million in launch costs for the Gabelli Global Deal Fund (NYSE: GDL).

Other operating expenses increased by $1.5 million to $20.2 million for the nine months ended September 30, 2008 from the prior year period of $18.7 million.

Total expenses, excluding the management fee, were $122.9 million in the nine months ended September 30, 2008, a $5.3 million or 4.1% decrease from total expenses of $128.2 million in the 2007 period. Included within the nine months ended September 30, 2007 are $5.8 million in launch costs for the Gabelli Global Deal Fund (NYSE: GDL). In the third quarter of 2007, GAMCO received $3.8 million of legal expense insurance claims submitted in prior quarters.

Total other income (expense), net of interest expense, was expense of ($9.3 million) for the nine months ended September 30, 2008 versus income of $28.7 million in the prior year’s comparable period. $30.4 million of this decline is from the effect of mark to market decline in equity instruments, interest income was lower by $6.3 million and dividend income was lower by $4.4 million. Interest expense fell to $6.4 million for the nine months ended September 30, 2008 from $9.5 million for the 2007 period.

The effective tax rate for the nine months ended September 30, 2008 was 35.2% as compared to the prior year period’s effective rate of 40.0%. The current period decrease is primarily due to a reduction in the income tax reserves.

Minority interest income was $0.3 million for the nine months ended September 30, 2008, versus expense of $0.6 million in the comparable 2007 period.

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

Summary cash flow data is as follows:
	Nine Months Ended September 30,
	2008	2007
Cash flows (used in) provided by:	(in thousands)
Operating activities	$54,166	$202,532
Investing activities	7,429	(23,300)
Financing activities	(64,718)	(121,483)
(Decrease) Increase	(3,123)	57,749
Effect of exchange rates on cash and cash equivalents	(98)	31
Cash and cash equivalents at beginning of period	168,319	138,113
Cash and cash equivalents at end of period	$165,098	$195,893

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

At September 30, 2008, we had total cash and cash equivalents of $165.1 million, a decrease of $3.1 million from December 31, 2007.  Cash and cash equivalents and investments in securities held by investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5 are also restricted from use for general operating purposes. Total debt outstanding at September 30, 2008 was $140.0 million, consisting of the $40 million 6% convertible note and $100 million of 5.5% non-callable senior notes due May 15, 2013.  In February 2007, the Company retired the $82.3 million in 5.22% Senior Notes due February 17, 2007 plus accrued interest from its cash and cash equivalents and investments. This debt was originally issued in connection with GAMCO's sale of mandatory convertible securities in February 2002 and was remarketed in November 2004. On January 22, 2008, Cascade Investment, L.L.C. elected to convert $10 million of the convertible note into 188,697 GAMCO shares.

On October 2, 2008, the Company issued and sold $60,000,000 principal amount of a convertible promissory note due 2018 (the "Note") to Cascade, pursuant to a Note Purchase Agreement (the "Purchase Agreement"). The Note bears interest at a rate of 6.5% per annum and is convertible into shares of the Company's Class A Common Stock at an initial conversion price of $70 per share. The Company is required to repurchase the Note at the request of the holder on specified dates and after certain circumstances involving a change of control or fundamental change and is subject to an escrow agreement (each as defined in the Note). The escrow arrangement may be converted to an irrevocable letter of credit when economically feasible.

For the nine months ended September 30, 2008, cash provided by operating activities was $54.2 million principally resulting from $36.9 million in net income, proceeds from sales of investments in securities of $433.7 million, a $29.9 million in proceeds from sales of securities sold, not yet purchased, $20.9 million in distributions from partnerships and affiliates, and a $17.4 million decrease in investment advisory fee receivable. This was partially offset by $445.2 million in purchases of investments in securities, cost of covers on securities sold, not yet purchased of $24.5 million, $19.0 million decrease in accrued expenses and other liabilities and a $9.1 million decrease in current and deferred income taxes payable.

Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $7.4 million in the first nine months of 2008.

Cash used in financing activities in the first nine months of 2008 was $64.7 million.  The decrease in cash was primarily due to the $34.0 million repurchase of our class A common stock under the Stock Repurchase Program and the $30.4 million in dividends paid.

For the nine months ended September 30, 2007, cash provided by operating activities was $202.5 million principally resulting from $55.5 million in net income, proceeds from sales of investments in securities of $1.2 billion, proceeds from sales of securities sold, not yet purchased of $112.0 million, a $20.3 million decrease in receivable from brokers, $15.7 million in distributions from partnerships and affiliates, a $12.5 million decrease in investment advisory fee receivable, and a $3.8 million increase in current and deferred income taxes payable. This was partially offset by $1.0 billion in purchases of investments in securities, cost of covers on securities sold, not yet purchased of $97.6 million, a $28.0 million decrease in payable to brokers, and $18.0 million in purchases of investments in partnerships and affiliates.

Cash used in investing activities, related to purchases and proceeds from sales of available for sale securities, was $23.3 million in the first nine months of 2007.

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

As a registered broker-dealer, Gabelli & Company, Inc. is subject to certain net capital requirements in accordance with Commission rules. Gabelli & Company's net capital has historically exceeded these minimum net capital requirements. Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debt items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 at September 30, 2008.  At September 30, 2008, Gabelli & Company had net capital, as defined, of approximately $18.5 million, exceeding the regulatory requirement by approximately $18.2 million.  Gabelli & Company’s net capital, as defined, may be reduced when Gabelli & Company is involved in firm commitment underwriting activities.  This did not occur as of or for the three months ended September 30, 2008.

Market Risk

Our primary market risk exposure is to changes in equity prices and interest rates.  Since over 95% of our AUM are equities, our financial results are subject to equity-market risk as revenues from our money management services are sensitive to stock market dynamics.  In addition, returns from our proprietary investment portfolio are exposed to interest rate and equity market risk.

The Company earns substantially all of its revenue as advisory fees from our Mutual Fund, Institutional and Private Wealth Management, and Investment Partnership assets. Such fees represent a percentage of assets under management and the majority of these assets are in equity investments. Accordingly, since revenues are proportionate to the value of those investments, a substantial increase or decrease in equity markets overall will have a corresponding effect on the Company's revenues.

With respect to our proprietary investment activities, included in investments in securities of $379.1 million at September 30, 2008 were investments in United States Treasury Bills and Notes of $70.3 million, mutual funds, largely invested in equity products, of $125.0 million, a selection of common and preferred stocks totaling $183.0 million, and other investments of approximately $0.8 million.  Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $183.0 million invested in common and preferred stocks at September 30, 2008, $50.4 million was related to our investment in Westwood Holdings Group Inc., and $70.1 million was invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility. At September 30, 2008 and 2007, the market value of securities sold, not yet purchased was $6.6 million and $10.9 million, respectively. Investments in partnerships and affiliates totaled $73.2 million at September 30, 2008, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.  These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

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

In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("Statement 161") to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company plans to adopt Statement 161 on January 1, 2009. Statement 161 will only impact the Company's disclosure of derivative instruments.

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

At September 30, 2008, GAMCO was exposed to interest-rate risk as a result of holding investments in money market funds ($163.0 million) and United Stated Treasury Bills ($70.3 million). Management considered a hypothetical one percent fluctuation in interest rates and determined that the impact of such a fluctuation on these investments would have a $2.3 million effect on GAMCO’s condensed consolidated statement of operations.

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our Mutual Funds, Separate Accounts, and Investment Partnerships as well as our proprietary investment and trading activities.  At September 30, 2008, we had equity investments, including mutual funds largely invested in equity products, of $308.0 million.  Investments in mutual funds, $125.0 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships and affiliates which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships and affiliates totaled $73.2 million, of which $13.6 million were invested in partnerships and affiliates which invest in event-driven merger arbitrage strategies.  These strategies are primarily dependent upon deal closure rather than the overall market environment.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of September 30, 2008.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in millions):

	Fair Value	Fair Value assuming 10% decrease in equity prices	Fair Value assuming 10% increase in equity prices
At September 30, 2008:
Equity price sensitive investments, at fair value	$349.0	$314.1	$383.9

The $349.0 million fair value sensitivity would, in turn, yield an increase or decrease to equity of $34.9 million, net of management fee and tax, split between net income and comprehensive income.  Specifically, this would impact net income for the proportion of our investments exposed to market risk which are classified as trading investments (approximately 66.5% at September 30, 2008) and would impact comprehensive income, within stockholders' equity, for the proportion of these which are classified as securities available for sale (approximately 33.5% at September 30, 2008).

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Disclosure controls and procedures as defined under the Securities Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), Chief Financial Officer ("CFO"), and Co-Principal Accounting Officers (“PAOs”), to allow timely decisions regarding required disclosure. Our CEO, CFO, and PAOs participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended September 30, 2008:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share, net of Commissions	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
7/01/08 – 7/31/08	227,100	$43.30	227,100	681,636
8/01/08 – 8/31/08	17,200	$47.04	17,200	1,064,436
9/01/08 – 9/30/08	2,500	$47.14	2,500	1,061,936
Totals	246,800		246,800

In August 2008, the board of directors approved an increase of 400,000 shares of GBL available to be repurchased under our stock repurchase program. Our stock repurchase programs are not subject to expiration dates.

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

GAMCO INVESTORS, INC.
(Registrant)

By:/s/ Kieran Caterina	By:/s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Principal Accounting Officer	Title: Co-Principal Accounting Officer

Date: November 7, 2008	Date: November 7, 2008