Form 10-K
period 2008-12-31
GAMCO INVESTORS, INC. ET AL
filed 2009-03-12
CIK 1060349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $366,282,100.

As of March 1, 2009, 7,383,415 shares of class A common stock and 20,378,699 shares of class B common stock were outstanding.  20,028,500 shares of class B common stock were held by GGCP, Inc.

DOCUMENTS INCORPORATED BY REFERENCE:  The definitive proxy statement for the 2009 Annual Meeting of Shareholders.

PART I

Forward-Looking Statements

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

2008 Selected Dynamics

Since our initial public offering in February 1999, GBL’s class A common stock has generated a 76% total return (including dividends) for its shareholders through December 31, 2008 versus a total negative return of 13% (including dividends) for the S&P 500 Index during the same period.  Our class A common stock, which is traded on the New York Stock Exchange under the symbol “GBL”, ended the year at a closing market price of $27.32.

During 2008, we returned $95.6 million of our earnings to shareholders through dividends and our stock buyback program. We paid $56.2 million, or $2.02 per share, in dividends to our common shareholders and purchased 896,525 million shares at $39.4 million, for an investment of $43.93 per share.

In March, Gabelli Funds, LLC ("Funds Advisor") assumed the role of investment advisor to the AXA Enterprise Mergers and Acquisitions Fund, a fund that has been sub-advised by GAMCO Asset Management Inc. (“GAMCO”), an affiliate, since the fund’s inception on February 28, 2001. The portfolio management team, which has managed the fund since inception, remained the same.

In May, Nicholas F. Galluccio was named as the President and CEO of Teton Advisors, Inc. (“Teton”), a subsidiary of GAMCO, effective July 1. GAMCO is finalizing the distribution of its shares held in Teton to shareholders of GAMCO in March of 2009. Teton is the adviser to seven open-end mutual funds under the GAMCO Westwood brand. Mr. Galluccio was with Trust Company of the West for 25 years, where he served as the Group Managing Director, U.S. Equities and Senior Portfolio Manager.

In July, Jeffrey M. Farber joined us as Executive Vice President Finance/Corporate Development and Chief Financial Officer. Mr. Farber will help us expand our business both internally and through acquisitions and lift-outs. He was previously with Bear Stearns, most recently as Senior Vice President – Finance and Controller; and prior to that with Deloitte & Touche as an audit partner.

In October, GBL privately placed a $60 million convertible promissory note with Cascade Investment, L.L.C. (“Cascade”). The ten-year note pays interest at 6.5% and provides Cascade with certain put rights and an escrow agreement. The note is convertible into GBL class A common stock at $70 per share.

In October, Virgil Chan joined GAMCO to manage our Asia operations from Hong Kong and will oversee all management functions in Asia.  Mr. Chan has held a number of positions in investment banking and private equity, most recently with Symphony Capital Partners (formerly Schroder Capital Partners) in Singapore. He received his MBA from the Fellows Program at the MIT of the Sloan School of Management and holds an undergraduate degree from Washington University in St. Louis. A U.S. citizen, Mr. Chan is a Hong Kong Permanent Resident.

During November, the Bjurman, Barry Micro-Cap Growth Fund selected Teton, a subsidiary of GBL, as the interim investment adviser.  Shareholders of the fund are in the process of voting to merge the fund into our GAMCO Westwood Mighty MitesSM Fund.

GBL formed a research and portfolio team to focus on the clean-technology and alternative-energy sector, with the future possibility of launching an investment fund.  "Gabelli Green", led by John Segrich, will focus on investment opportunities in existing companies whose core operations are within wind, solar, emission controls and energy efficiency, nuclear, water and waste, energy storage, bio fuels, and all aspects of carbon capture, storage and trading. Gabelli Green broadens our platform joining other global teams that focus on Digital, Food of All Nations, Healthcare & Wellness, and Productivity Enhancers.

GAM GAMCO Equity Fund was awarded Standard & Poor’s AAA Rating for the fifth consecutive year and is one of only four S&P AAA rated funds out of the 95 fund Mainstream Equities Group. The Standard & Poor’s AAA rating is a widely acknowledged measure of excellence, awarded only when, in S&P’s words: “The fund demonstrates the highest standards of quality based on its investment process and management’s consistency of performance as compared to funds with similar objectives.”

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

Our financial strength is underscored by having received an investment grade rating from two ratings agencies, Moody’s Investors Services and Standard and Poor’s Ratings Services.  We believe that maintaining these investment grade ratings will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs. However, we will also consider the use of leverage as part of our corporate financial strategy even if it results in a lowering of our investment rating.

Gabelli & Company hosted six institutional symposiums and conferences during 2008.  These meetings are an important component of the research services the firm provides its institutional clients.  Specifically, 2008 featured our 32nd annual Automotive Aftermarket Symposium, our 18th annual Pump Valve & Motor Symposium, our 14th annual Aircraft Supplier Conference, seventh annual Dental Conference, and our inaugural Specialty Chemicals and Best Ideas Conferences.  In 2009, we have already initiated our first Movie Conference to be held in March.

Overview

GAMCO Investors, Inc. (New York Stock Exchange ("NYSE"): GBL), well known for its Private Market Value (PMV) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to mutual funds, institutional and private wealth management investors, and investment partnerships, principally in the United States.  Through Gabelli & Company, Inc. ("Gabelli & Company"), we provide institutional research services to institutional clients and investment partnerships.  We generally manage assets on a discretionary basis and invest in a variety of U.S. and international securities through various investment styles.  Our revenues are based primarily on the firm’s levels of assets under management ("AUM") and to a lesser extent, incentive fees associated with our various investment products.

Since 1977, we have been identified with and enhanced the “value” style approach to investing. Over the 31 years since the inception of the firm, consistent with our fundamental objective of providing an absolute rate of return for our clients, GBL generated over $10.5 billion in investment returns for our institutional and private wealth management clients.  The 31 year CARR (compounded annual rate of return) for the institutional clients (as measured by our composite return) was 16.2% on a gross basis and 15.3% on a net basis. As stated in our mission statement, our investment objective is to earn a superior risk-adjusted return for our value clients over the long-term through our proprietary fundamental research.  In addition to our value portfolios, we offer our clients a broad array of investment strategies that include global, growth, international and convertible products.  We also offer a series of investment partnership (performance fee-based) vehicles that provide a series of long-short investment opportunities, both market and sector specific opportunities, including offerings of non-market correlated investments in merger arbitrage, as well as fixed income strategies.

As of December 31, 2008, we had $20.7 billion of AUM, 93% of which were in equity products.  We conduct our investment advisory business principally through our subsidiaries: GAMCO Asset Management Inc. (Separate Accounts), Gabelli Funds, LLC (Mutual Funds) and Gabelli Securities, Inc. (Investment Partnerships).  We also act as an underwriter, are a distributor of our open-end mutual funds and provide institutional research through Gabelli & Company, our broker-dealer subsidiary.

Our assets under management are organized into three groups:

·
Investment Partnerships: we provide advisory services to limited partnerships and offshore funds (“Investment Partnerships”).  We managed a total of $295 million in Investment Partnership assets on December 31, 2008.

·
Institutional and Private Wealth Management: we provide advisory services to a broad range of investors, including private wealth management, corporate pension and profit-sharing plans, foundations, endowments, jointly-trusteed plans and municipalities, and also serve as sub-advisor to certain other third-party investment funds including registered investment companies (“Institutional and Private Wealth Management”).  Each Institutional and Private Wealth Management portfolio is managed to meet the specific needs and objectives of the particular client by utilizing investment strategies and techniques within our areas of expertise.  On December 31, 2008, we had $8.5 billion of Institutional and Private Wealth Management AUM.

·
Open and Closed-End Funds: we provide advisory services to (i) twenty one open-end funds and nine closed-end funds under Gabelli, GAMCO and Comstock brands; and (ii) seven open-end funds including the Westwood family of funds and the B.B. Micro Cap Growth Fund (collectively, the “Funds”).  The Funds had $11.9 billion of assets under management on December 31, 2008.

GBL is a holding company formed in connection with our initial public offering (“Offering”) in February 1999.  GGCP, Inc. owns a majority of the outstanding shares of class B common stock of GBL, which ownership represented approximately 95% of the combined voting power of the outstanding common stock and approximately 72% of the equity interest on December 31, 2008.  GGCP, Inc. is majority-owned by Mr. Mario J. Gabelli (“Mr. Gabelli”).  Accordingly, Mr. Gabelli could be deemed to control GBL.

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

Performance Highlights

Institutional and Private Wealth Management

The institutional client composite of our Institutional and Private Wealth Management business has achieved a compound annual return of approximately 15.3% on a net basis for over 31 years since inception through December 31, 2008, even after reflecting a 38.2% decline in this composite last year. The accounts in this composite are managed in our absolute return, research-driven PMV with a CatalystTM style since inception.

The table below compares the long-term performance record for our Institutional and Private Wealth Management composite since 1977, using our traditional value-oriented product, the Gabelli PMV with a CatalystTM investment approach, versus various benchmarks.

GAMCO Value
1977 – 2008

	GAMCO(a)	S&P 500(b)	Russel 2000(b)	CPI+10(b)
Number of Up Years	28	25	21
Number of Down Years	4	7	9
Years GAMCO Value Beat Index		22	21	20
Total Return (CAGR) gross (a)	16.2	10.8	10.8	14.0
Total Return (CAGR) net	15.3
Beta	0.82
 Note: 1977 is a stub period of 10/1/77 to 12/31/77.

Footnotes

(a)
The GAMCO Value composite represents fully discretionary, tax-exempt institutional accounts managed for at least one full quarter and meeting minimum account size requirements.  The minimum size requirement for inclusion in 1985 was $500,000; $1 million in 1986; and $5 million in 1987 and thereafter. The performance calculations include accounts under management during the respective periods. As of 12/31/08, the GAMCO Value composite included 41 accounts with an aggregate market value of $2.5 billion.  No two portfolios are identical.  Accounts not within this size and type may have experienced different results. Not all accounts in the GAMCO Value Composite are included in the composite.

·
GAMCO Value performance results are computed on a total-return basis, which includes all dividends, interest, and realized and unrealized gains and losses.  The summary of past performance is not intended as a prediction of future results.  Returns are presented in U.S. dollars.  All returns are before taxes and custodial fees. The inception date of the GAMCO Value composite is 10/1/77.

·
The net returns from 1990 to 2008 are net of actual fees and actual transaction costs.  The net returns before 1990 reflects the calculation using a model investment fee (1% compounded quarterly) and actual transaction costs.  Gross returns are before investment management fees.

·	GAMCO Value Total Return represents the total net return of the composite from 10/1/77 through 12/31/08.

·	Beta is the measure of the GAMCO Value composite’s risk (volatility) in relation to the S&P 500 Index.

(b)
The S&P 500 is an unmanaged index of 500 U.S. stocks and performance represents total return of the index including reinvestment of dividends.  The Russell 2000 is an unmanaged index of 2,000 small capitalization stocks and performance represents total return of the index including reinvestment of dividends.  The performance figures for the Russell 2000 are based on an inception date of 1/1/79.  The S&P 500 and Russell 2000 do not necessarily reflect how a managed portfolio of equity securities would have performed.  The CPI is a widely-used measure of inflation, and the CPI+10 measure is used to show the results that would have been achieved by obtaining a rate of return that exceeded the CPI by a constant 10% as a basis of comparison versus the results of the GAMCO Value composite.

·
GAM GAMCO Equity Fund was awarded Standard & Poor’s AAA Rating for the fifth consecutive year and is one of only four S&P AAA rated funds out of the 95 fund Mainstream Equities Group. The Standard & Poor’s AAA rating is a widely acknowledged measure of excellence, awarded only when, in S&P’s words: “The fund demonstrates the highest standards of quality based on its investment process and management’s consistency of performance as compared to funds with similar objectives.”  GAM GAMCO Equity Fund has been sub-advised by GAMCO for London UK based GAM since the fund’s launch in October 1987.  We plan to enhance our position as a sub-advisor with other financial sponsors where we have investment capacity.

Open and Closed-End Funds

·
Our 100% US Treasury Money Market Fund¹, exceeded $1 billion as investors fled enhanced-money market funds in favor of funds that focus on the highest quality U.S. Treasury instruments and superior yield.  The fund ranked second in total return for the 12 months ended December 31, 2008 among 78 US Treasury money market funds tracked by Lipper Inc.², For the 5 year and 10 year periods ended December 31, 2008, the fund ranked 2nd out of 69 funds and 3rd out of 47 funds, respectively, within that category.

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

Business Strategy

Our business strategy targets global growth of the franchise through continued leveraging of our proven asset management strengths including our brand name, long-term performance record, diverse product offerings and experienced investment, research and client service professionals.  In order to achieve growth in AUM and profitability, we are pursuing a strategy which includes the following key elements:

·
Gabelli “Private Market Value (PMV) with a CatalystTM” Investment Approach.  While we have expanded our investment product offerings, our “value investing” approach remains the core of our business.  This method is based on the value investing principles articulated by Graham & Dodd in 1934 and further augmented by Mario J. Gabelli, CFA with his development of Private Market Value (PMV) with a CatalystTM and his introduction of a catalyst into the value investment methodology.  The development of PMV analysis combined with the concept of a catalyst has evolved from the original Graham & Dodd value investing approach to a Gabelli augmented Graham & Dodd and, which attributable to Gabelli, is commonly referred to as Private Market Value (PMV) with a CatalystTM investing.

-
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

-
Our value team generally looks for situations in which catalyst(s) is (are) working to help eliminate the premium or realize the discount between the public market price and the estimated PMV.  Catalysts which are company specific include:  realization of hidden assets, recognition of underperforming subsidiaries, share buybacks, spin-offs, mergers and acquisitions, balance sheet changes, new products, accounting changes, new management and cross-shareholder unwinding.  Other catalysts are related to industry dynamics or macroeconomics and include but are not limited to: industry consolidation, deregulation, accounting, tax, pension and political reforms, technological change and the macroeconomic backdrop.  The time horizons for catalysts to trigger change can either be short-term, medium-term or long-term.

·
Establishing Research and Relationship Centers. To extend our research into new areas and add to our core research competency, we opened two research offices in Shanghai and Singapore supplementing our existing offices in London, New York, Chicago, Greenwich CT, Reno, Palm Beach, and Minneapolis. We will continue to evaluate adding additional research offices throughout the world.

·
Introducing New Products and Services. We believe we have the capacity for development of new products and services around the Gabelli and GAMCO brands to complement our existing product offerings. New products since our initial public offering include:

-
Six closed-end funds: The Gabelli Dividend & Income Trust, The Gabelli Global Deal Fund, The Gabelli Global Utility and Income Trust, The Gabelli Global Gold, Natural Resources & Income Trust, The Gabelli Utility Trust, and The Gabelli Healthcare and WellnessRX Trust.

-
Four open-end funds:  Gabelli Blue Chip Value Fund (1999), Gabelli Utilities Fund (1999) Gabelli Woodland Small Cap Value Fund (2003), Gabelli SRI Fund (2007), to be rebranded as Gabelli Green SRI Fund, Inc. in 2009.

-	Four offshore funds: Gabelli Global Partners, Ltd., Gabelli Japanese Value Partners, Ltd., Gabelli Capital Structure Arbitrage Fund Ltd., and GAMCO SRI Partners, Ltd.

-
Eight private limited partnerships:  Gemini Global Partners, L.P., Gabelli Capital Structure Arbitrage Fund LP., Gabelli Intermediate Credit, L.P., Gabelli Japanese Value Partners, L.P., Gabelli Associates Fund II, L.P., GAMA Select Energy Plus, L.P., GAMCO Medical Opportunities, L.P., and the GAMCO Long/Short Equity Fund, L.P. to be launched in 2009.

·
Incentive Fees and Fulcrum Fees. Our investment strategy is focused on adding stock specific alpha through our proprietary Private Market Value (PMV) with a CatalystTM equity research efforts.  We expect to receive an increasing portion of our revenues and earnings through various products with incentive and fulcrum fees.  Since we envision that a growing percentage of the firm's revenues will be directly linked to performance-based fees, this will also increase the variability of our revenues and profits.  As of December 31, 2008, approximately $1.0 billion of Institutional and Private Wealth Management assets are managed on a performance fee basis along with $1.0 billion of preferred issues of closed-end funds, the $344 million The Gabelli Global Deal Fund and $295 million of investment partnership assets.  Unlike most money management firms, we elected not to receive a management fee on a majority of the preferred offerings in our closed-end funds until the fund’s overall performance exceeds each preferred’s nominal cost of capital. In addition, the incubation of new product strategies using proprietary capital will compensate the investment team with a performance fee model to reinforce our pay-for-performance approach.

·
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

·
Increasing Presence in Private Wealth Management Market.  Our private wealth management business focuses, in general, on serving clients who have established an account relationship of $1 million or more with us.  According to industry estimates, the number of households with over $1 million in investable assets will continue to grow in the future, subject to ups and downs in the equity and fixed income markets.  With our 32-year history of serving this segment, long-term performance record, customized portfolio approach, dominant, tax-sensitive, buy-hold investment strategy, brand name recognition and broad array of product offerings, we believe that we are well-positioned to capitalize on the growth opportunities in this market.

·
Increasing Marketing for Institutional and Private Wealth Management.  The Institutional and Private Wealth Management business was principally developed through direct marketing channels. Historically, pension and financial consultants have not been a major source of new institutional and private wealth management business for us.  We plan to augment our institutional sales force through the addition of staff to market directly to the consultant community as well as our traditional marketing channels.

·
Attracting and Retaining Experienced Professionals.  We offer significant variable compensation that provides opportunities to our staff.  We have increased the scope of our investment management capabilities by adding portfolio managers and other investment personnel in order to expand our broad array of products.  The ability to attract and retain highly-experienced investment and other professionals with a long-term commitment to us and our clients has been, and will continue to be, a significant factor in our long-term growth. At December 2008, we have 369,900 restricted stock awards outstanding to our professional staff recommended by and excluding Mr. Gabelli, which have three- and five-year vesting, which will reward long-term commitment to our goals.

·
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

·
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

·
Capitalizing on Acquisitions, Alliances and Lift-outs.  We intend to selectively and opportunistically pursue acquisitions, alliances and lift-outs that will broaden our product offerings and add new sources of distribution.  In November 2002, we completed our alliance with Woodland Partners LLC, a Minneapolis based investment advisor of institutional, high net-worth and sub-advisory accounts.  On October 1, 1999, we completed our alliance with Mathers and Company, Inc. and now act as investment advisor to the Mathers Fund (renamed GAMCO Mathers Fund), and in May 2000, we added Comstock Partners Funds, Inc., (renamed Comstock Funds, Inc.).  The Mathers and Comstock funds are part of our Non-Market Correlated mutual fund product line. On March 11, 2008, Funds Advisor assumed the role of investment advisor to the AXA Enterprise Mergers and Acquisitions Fund, a fund that has been sub-advised by GAMCO since the fund’s inception on February 28, 2001.  In November 2008, the Board of Directors of the B.B. Micro Cap Growth Fund selected Teton, a subsidiary of GBL, as its interim investment adviser.  Shareholders of the fund have been asked to approve a merger of the fund into the GAMCO Westwood Mighty MitesSM Fund.

We believe that we have the financial capacity to pursue acquisitions and lift-outs.

We believe that our growth to date is traceable to the following factors:

·
Strong Industry Fundamentals:  According to data compiled by the U.S. Federal Reserve, the investment management industry has grown faster than more traditional segments of the financial services industry, including the banking and insurance industries. Since GBL began managing for institutional and private wealth management clients in 1977, world equity markets have grown at a 10.2% compounded annual growth rate through December 31, 2008 to nearly $32 trillion(a).  The U.S. equity market comprises about $10.6 trillion(a) or roughly 33% of world equity markets.  We believe that demographic trends and the growing role of money managers in the placement of capital compared to the traditional role played by banks and life insurance companies will result in continued growth of the investment management industry.

·
Long-Term Performance: We have a superior long-term record of achieving relatively high returns for our Institutional and Private Wealth Management clients. We believe that our performance record represents a competitive advantage and a recognized component of our franchise.

·
Stock Market Gains: Since we began managing for institutional and private wealth management clients in 1977, our traditional value-oriented Institutional and Private Wealth Management composite has earned a compound annual return of 15.3% net of fees versus a compound annual return of 10.8% for the S&P 500 through December 31, 2008.  Since our initial public offering in February 1999 through December 2008, the compound annual return for our traditional value-oriented Institutional and Private Wealth Management composite was 5.3% versus the S&P 500’s compound annual total negative return of 1.5%.

·
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

·
Diversified Product Offerings:  Since the inception of our investment management activities, we have sought to expand the breadth of our product offerings. We currently offer a wide spectrum of investment products and strategies, including product offerings in U.S. equities, U.S. fixed income, global and international equities, convertible securities, U.S. balanced and investment partnerships.

(a) Source: Birinyi Associates, LLC

Business Description

GBL was originally founded in 1976 as an institutional broker-dealer.  We entered the institutional and private wealth management business in 1977, management of investment partnerships in 1985 and the mutual fund business in 1986.  Our initial product offerings centered on our tax sensitive, buy-hold, value-oriented investment philosophy.   Starting in the mid-1980s, we began building on our core value-oriented equity investment products by adding new investment strategies designed for a broad array of clients seeking to invest in growth-oriented equities, convertible securities and fixed income products.  Since then, we have continued to build our franchise by expanding our investment management capabilities through the addition of industry specific, international, global, non-market correlated, venture capital, leveraged buy-out and merchant banking product offerings.  Throughout our 31-year history, we have marketed most of our products under the “Gabelli” and “GAMCO” brand names.  Specialty brands offered to investors include Mathers, Comstock, Westwood and Woodland.

Our AUM are clustered mostly in three groups:  Institutional and Private Wealth Management, Mutual Funds and Investment Partnerships.

Institutional and Private Wealth Management:  Since 1977, we have provided investment management services through our subsidiary GAMCO to a broad spectrum of institutional and private wealth investors.  At December 31, 2008, we had $8.5 billion of AUM in approximately 1,700 Institutional and Private Wealth Management accounts, representing approximately 41% of our total AUM. We currently provide advisory services to a broad range of investors, the majority of which (in total number of accounts) are private wealth management client accounts – defined as individuals and their retirement assets generally having minimum account balances of $1 million.  As of December 31, 2008, Institutional client accounts, which include corporate pension and profit sharing plans, jointly-trusteed plans and public funds, represented 43% of the Institutional and Private Wealth Management assets and 7% of the accounts. Private wealth management accounts comprised approximately 83% of the total number of Institutional and Private Wealth Management accounts and approximately 28% of the assets as of December 31, 2008.

Private wealth management clients are attracted to us by our returns and the tax efficient nature of the underlying investment process in these traditional products.  Foundation and endowment fund assets represented 9% of the number of Institutional and Private Wealth Management accounts and approximately 10% of the assets.  The sub-advisory portion of the Institutional and Private Wealth Management (where we act as sub-advisor to certain other third-party investment funds) held approximately $1.6 billion or 19% of total Institutional and Private Wealth Management assets with less than 1% of the number of accounts.

The ten largest relationships comprised approximately 45% of our total Institutional and Private Wealth Management AUM and approximately 20% of our total Institutional and Private Wealth Management revenues as of and for the year ended December 31, 2008, respectively.

In general, our Institutional and Private Wealth Management AUM are managed to meet the specific needs and objectives of each client by utilizing investment strategies – “value”, “large cap value”, “small cap value”, “large cap growth”, “global”, “international growth” and “convertible bond” – and techniques that are within our areas of expertise.  We distinguish between taxable and tax-free assets and manage client portfolios with tax sensitivity within given investment strategies.

At December 31, 2008, over 91.7% of our Institutional and Private Wealth Management AUM were obtained through direct sales relationships.  Sales efforts are conducted on a regional and product specialist basis.  Members of the sales and marketing staff for the Institutional and Private Wealth Management business have an average of more than ten years of experience with us and focus on developing and maintaining direct, long-term relationships with their Institutional and Private Wealth Management clients.  The firm will host its 24th Annual Client Conference in May 2009. This event will be held at the Pierre Hotel in New York and will include presentations by our portfolio managers and analysts.

We act as a sub-advisor on certain funds for several large and well-known fund managers.  Similar to corporate clients, sub-advisory clients are also subject to business combinations which may result in the curtailment of product distribution or the termination of the relationship.

Investment advisory agreements for our Institutional and Private Wealth Management are typically subject to termination by the client without penalty on 30 days' notice or less.

Open and Closed-End Funds:  Gabelli Funds, LLC provides advisory services to twenty-one open-end funds and nine closed-end funds.  The Company, through Teton, advises the GAMCO Westwood family of funds, consisting of six open-end funds, three of which are managed on a day-to-day basis by Teton, and three are sub-advised by Westwood Management Corp., a wholly-owned subsidiary of Westwood Holdings Group, Inc.  Teton also advises the B.B. Micro Cap Growth Fund.  At December 31, 2008, we had $11.9 billion of AUM in open-end funds and closed-end funds, representing approximately 58% of our total AUM.  Our equity funds and closed-end funds were $10.4 billion in AUM on December 31, 2008, 35.7% below the $16.1 billion on December 31, 2007.

On February 25, 2009, we announced the completion of our previously disclosed plan to distribute shares in majority-controlled Teton.  On the March 10, 2009 record date for this transaction, shareholders of GBL will receive 14.93 shares of Teton for each 1,000 shares of GBL owned.  The distribution date is March 20, 2009.

As a result of the Teton spin-off, the following Teton advised funds will no longer be a part of GBL: GAMCO Westwood Equity Fund, GAMCO Westwood Balanced Fund, GAMCO Westwood Income Fund, GAMCO Westwood SmallCap Equity Fund, GAMCO Westwood Intermediate Bond Fund, GAMCO Westwood Mighty MitesSM Fund and the B.B. Micro Cap Growth Fund.

The Board of Trustees of the B.B. Micro Cap Growth Fund has selected Teton to act as the interim investment advisor and, subject to shareholder approval, the fund will be merged into the GAMCO Westwood Mighty MitesSM Fund.

The GAMCO brand encompasses a panoply of portfolios. It is the brand for our “Growth” business, which is primarily represented by The GAMCO Growth Fund, The GAMCO Global Growth Fund, and The GAMCO International Growth Fund.  GAMCO also includes other distinct investment strategies and styles including our gold, convertible securities and contrarian funds.

The eight GAMCO branded open-end funds are:

· GAMCO Growth
· “ International Growth
· “ Gold
· “ Global Telecommunications
· “ Global Growth
· “ Global Opportunity
· “ Global Convertible Securities
· “ Mathers

The Gabelli brand represents our “Value” business, primarily representing our absolute return, research-driven Private Market Value (PMV) with a CatalystTM funds. The GAMCO Westwood Mighty MitesSM Fund, GAMCO Westwood SmallCap Equity Fund, GAMCO Westwood Income Fund and the GAMCO Global Telecommunications Fund, are value portfolios but retain the GAMCO name. The Gabelli brand also includes The Gabelli Blue Chip Value Fund and The Gabelli Woodland Small Cap Growth Fund as well as all of the closed-end funds.

Open-end Funds

On December 31, 2008, we had $8.1 billion of AUM in twenty-eight open-end funds. At year-end, of the AUM in open-end funds having an overall rating from Morningstar, Inc. ("Morningstar"), 87% were ranked "three stars" or better, with approximately 77% ranked "five stars" or "four stars" on an overall basis (i.e., derived from a weighted average of the performance figures associated with their three-, five-, and ten-year Morningstar Rating metrics).  There can be no assurance, however, that these funds will be able to maintain such ratings or that past performance will be indicative of future results.

At December 31, 2008, approximately 27% of our AUM in open-end, equity funds had been obtained through direct sales relationships. We also sell our open-end funds through Third-Party Distribution Programs, particularly No-Transaction Fee (“NTF”) Programs, and have developed additional classes of shares for many of our funds for sale through additional third-party distribution channels on a commission basis.  At December 31, 2008, Third Party Distribution Programs accounted for approximately 73% of all assets in open-end funds.

In March 2008, Gabelli Funds, LLC, through acquisition, assumed the role of investment advisor to the AXA Enterprise Mergers and Acquisitions Fund, a fund that has been sub-advised by GAMCO since the fund’s inception on February 28, 2001. The GAMCO portfolio management team, which has managed the fund since inception, remained the same.

Closed-end Funds

We act as investment advisor to nine closed-end funds, all of which trade on the NYSE: Gabelli Equity Trust (GAB), Gabelli Global Deal Fund (GDL), Gabelli Global Multimedia Trust (GGT), Gabelli Healthcare & Wellness Rx Trust (GRX), Gabelli Convertible and Income Securities Fund (GCV), Gabelli Utility Trust (GUT), Gabelli Dividend & Income Trust (GDV), Gabelli Global Utility & Income Trust (GLU) and Gabelli Global Gold, Natural Resources & Income Trust (GGN). As of December 31, 2008, the nine Gabelli closed-end funds had total assets of $3.8 billion, representing 31.9% of the total assets in our Mutual Funds business.

The Gabelli Equity Trust, which raised $400 million through its initial public offering in August 1986, finished its 22nd year with net assets of $1.1 billion.   Since inception, the Equity Trust has distributed $2.2 billion in cash to common shareholders through its 10% Distribution Policy and spawned three other closed-end funds, the Gabelli Global Multimedia Trust, the Gabelli Utility Trust and the Gabelli HealthCare & Wellness Rx Trust.  In 2006, the Equity Trust also received net proceeds of $144.8 million of assets attributable to the issuance of 6.20% Series F Preferred Stock.

The Gabelli Dividend & Income Trust, launched in November 2003, raised $196.6 million in net proceeds through its placement of Series D and Series E Preferred Shares in November 2005.  The Gabelli Dividend & Income Trust, which invests primarily in dividend-paying equity securities, had net assets of $1.5 billion as of December 31, 2008.

The Gabelli Global Gold, Natural Resources & Income Trust raised gross proceeds of $352 million through its initial public offering in March 2005 and the exercise of the underwriters’ overallotment option in May 2005.  The Gabelli Global Gold, Natural Resources & Income Trust, which invests primarily in equity securities of gold and natural resources companies and utilizes a covered call option writing program to generate current income, had net assets of $289 million as of December 31, 2008.

In January 2007, we launched the Gabelli Global Deal Fund, a closed-end fund which seeks to achieve its investment objective by investing primarily in announced merger and acquisition transactions and, to a lesser extent, in corporate reorganizations involving stubs, spin-offs and liquidations.

A detailed description of our Funds is provided within this Item 1 beginning on page 16.

Investment Partnerships:  We manage Investment Partnerships through our 92% majority-owned subsidiary, Gabelli Securities, Inc. ("GSI"). The Investment Partnerships consist primarily of limited partnerships, offshore funds, Institutional and Private Wealth Management and merchant banking.  We had $295 million of Investment Partnership AUM.

We introduced our first investment partnership, a merger arbitrage partnership, in 1985.  An offshore version of this strategy was added in 1989.  Building on our strengths in global event-driven value investing, several new Investment Partnerships have been added to balance investors’ geographic, strategy and sector needs.  Today we offer a broad range of absolute return products. Within our merger arbitrage strategy, we manage approximately $230 million of assets for investors who seek positive returns not correlated to fluctuations of the general market. These funds seek to drive returns by investing in announced merger and acquisition transactions that are primarily dependent on deal closure and less on the overall market environment.  In event-driven strategies, we manage $35 million of assets focused on the U.S., Japanese, and European markets.  We also manage a series of sector-focused absolute return funds designed to offer investors a mechanism to diversify their portfolios by global economic sector rather than by geographic region.  We currently offer three sector-focused portfolios: the Gabelli International Gold Fund Ltd., GAMA Select Energy Plus, L.P., and GAMCO Medical Opportunities, L.P.   Merchant banking activities are carried out through ALCE Partners, L.P. and Gabelli Multimedia Partners, L.P., both of which are closed to new investors.

 Assets Under Management

The following table sets forth total AUM by product type as of the dates shown and their compound annual growth rates ("CAGR"):

Assets Under Management
By Product Type
(Dollars in millions)

						January 1,
						2004 to
						December 31,
	At December 31,					2008	% Change
	2004	2005	2006	2007	2008	CAGR(a)	2008 / 07
Equity:
Mutual Funds	$12,371	$12,963	$14,195	$16,115	$10,367	(2.3)%	(35.7)%
Institutional & Private Wealth Management
Direct	9,881	9,550	10,282	10,708	6,861	(5.5)	(35.9)
Sub-advisory	3,706	2,832	2,340	2,584	1,585	(16.6)	(38.7)
Total Equity	25,958	25,345	26,817	29,407	18,813	(5.3)	(36.0)
Fixed Income:
Money Market Mutual Funds	1,488	724	734	1,112	1,507	9.2	35.5
Bond Mutual Funds	11	11	10	10	14	4.9	40.0
Institutional & Private Wealth Management	388	84	50	24	22	(46.5)	(8.3)
Total Fixed Income	1,887	819	794	1,146	1,543	(7.0)	34.6

Investment Partnerships	814	634	491	460	295	(15.7)	(35.9)
Total Assets Under Management	$28,659	$26,798	$28,102	$31,013	$20,651	(5.6)	(33.4)
Breakdown of Total Assets Under Management:
Mutual Funds	$13,870	$13,698	$14,939	$17,237	$11,888	(2.3)	(31.0)
Institutional & Private Wealth Management
Direct	10,269	9,634	10,332	10,732	6,883	(6.5)	(35.9)
Sub-advisory	3,706	2,832	2,340	2,584	1,585	(16.6)	(38.7)
Investment Partnerships	814	634	491	460	295	(15.7)	(35.9)
Total Assets Under Management	$28,659	$26,798	$28,102	$31,013	$20,651	(5.6)	(33.4)

(a) Compound annual growth rate.

Summary of Investment Products

We manage assets in the following wide spectrum of investment products and strategies, many of which are focused on fast-growing areas:

U.S. Equities:	Global and International Equities:	Investment Partnerships:
All Cap Value	International Growth	Merger Arbitrage
Large Cap Value	Global Growth	U.S. Long/Short
Large Cap Growth	Global Value	Global Long/Short
Mid Cap Value	Global Telecommunications	European Arbitrage (a)
Small Cap Value	Global Multimedia	Japanese Long/Short
Small Cap Growth	Gold	Sector-Focused
Micro Cap		- Energy
Natural Resources	U.S. Fixed Income:	- Gold
Income	Corporate	- Medical Opportunities
Utilities	Government	Merchant Banking
Non-Market Correlated	Asset-backed
Options Income	Intermediate
Short-term
Convertible Securities:		U.S. Balanced:
U.S. Convertible Securities		Balanced Growth
Global Convertible Securities		Balanced Value

(a) This strategy is no longer offered in 2009.

In 2008, we continued to develop the skills of our investment team by allocating firm capital to incubate investment strategies. This began with a capital structure arbitrage strategy (2004) and now includes a merger-arbitrage and a global trading strategy.

Additional Information on Mutual Funds

Through our affiliates, we act as advisor to all of the Funds, except with respect to the Gabelli Capital Asset Fund for which we act as a sub-advisor.  Guardian Investment Services Corporation, an unaffiliated company, acts as manager. As sub-advisor, we make day-to-day investment decisions for the $109 million Gabelli Capital Asset Fund.

Funds Advisor, a wholly-owned subsidiary of GBL, acts as the investment advisor for all of the Funds other than the GAMCO Westwood family of funds (six portfolios) and The B.B. Micro Cap Growth Fund.

Teton, a subsidiary controlled by GBL, until its March 20, 2009 spin-off, acts as investment advisor to the GAMCO Westwood family of funds and The B.B. Micro Cap Growth Fund and has retained Westwood Management Corp., the advisory subsidiary of Westwood Holdings Group, Inc. (NYSE: WHG), to act as sub-advisor for three portfolios.  The GAMCO Westwood Mighty MitesSM Fund, GAMCO Westwood SmallCap Equity Fund and GAMCO Westwood Income Fund, and B.B. Micro Cap Growth Fund are directly advised by Teton.  Subsequent to the Teton spin-off, WHG will own an approximately 15.3% equity interest in Teton.

The following table lists the Funds, together with the December 31, 2008 Morningstar overall rating for the open-end mutual funds, where rated (ratings are not available for the money-market fund and other open-end mutual funds, which collectively represent 20.8% of the open-end mutual fund AUM in the Funds), and provides a description of the primary investment objective, fund characteristics, fees, the date that the fund was initially offered to investors, and the AUM in the funds as of December 31, 2008.

Net Assets as of
December 31,
Fund			Advisory		12b-1	Initial	2008
(Morningstar Overall	Primary Investment	Fund	Fees		Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)		(%)	Date	($ in millions)

OPEN-END FUNDS:

EQUITY INCOME:

The Gabelli Equity	High level of total return	Class AAA,	1.00		.25	01/02/92	$906
Income Fund	with an emphasis on	No-load,
««««	income-producing equities	Open-end,
	with yields greater than	Diversified,
	the S&P 500 average.	Multi-class Shares (2)

GAMCO Westwood	Both capital appreciation	Class AAA,	.75		.25	10/01/91	$143
Balanced Fund	and current income using	No-load,
«««««	portfolios containing stocks,	Open-end,
(12)	bonds, and cash as appropriate	Diversified,
	in light of current economic	Multi-class shares (2)
and business conditions.

GAMCO Westwood	High level of current income	Class AAA,	1.00	(9)	.25	09/30/97	$6
Income Fund	as well as long-term capital	No-load,
«««	appreciation by investing	Open-end,
(12)	primarily in income producing	Diversified,
	equity and fixed income	Multi-class shares (2)
securities.

VALUE:

GAMCO Westwood	Capital appreciation through a	Class AAA,	1.00		.25	01/02/87	$143
Equity Fund	diversified portfolio of equity	No-load,
«««««	securities using bottom-up	Open-end,
(12)	fundamental research with a	Diversified,
	focus on identifying	Multi-class shares (2)
well-seasoned companies.

The Gabelli	Growth of capital as a primary	Class AAA,	1.00		.25	03/03/86	$1,744
Asset Fund	investment objective, with	No-load,
««««	current income as a secondary	Open-end,
	investment objective. Invests in	Diversified,
	equity securities of companies	Multi-class shares (2)
selling at a significant discount
to their private market value.

The Gabelli Blue Chip	Capital appreciation through	Class AAA,	1.00		.25	08/26/99	$19
Value Fund	investments in equity securities	No-load,
«««	of established companies, which	Open-end,
	are temporarily out of favor and	Diversified,
	which have market capitalizations	Multi-class shares (2)
in excess of $5 billion.
SMALL CAP VALUE:
The Gabelli Small Cap	High level of capital appreciation	Class AAA,	1.00		.25	10/22/91	$838
Growth Fund	from equity securities of smaller	No-load,
«««««	companies with market	Open-end,
	capitalization of $2 billion or less	Diversified,
	at the time of purchase.	Multi-class Shares (2)

Net Assets as of
December 31,
Fund			Advisory		12b-1	Initial	2008
(Morningstar Overall	Primary Investment	Fund	Fees		Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)		(%)	Date	($ in millions)

The Gabelli Woodland	Long Term capital appreciation	Class AAA,	1.00	(9)	.25	12/31/02	$4
Small Cap Value Fund	investing at least 80% of its	No-load,
«««	in equity securities of	Open-end,
	companies with market	Non-diversified,
	capitalizations less than	Multi-class shares (2)
the greater of $3.0 billion
or the largest company
in the Russell 2000 Index.

GAMCO Westwood	Long-term capital	Class AAA,	1.00	(9)	.25	04/15/97	$7
SmallCap Equity Fund	appreciation, investing	No-load,
««	at least 80% of its assets	Open-end,
(12)	in equity securities of	Diversified,
	companies with market	Multi-class shares (2)
capitalizations of $2.5 billion
or less at the time of purchase.
FOCUSED VALUE:
The Gabelli	High level of capital	Class A,	1.00		.25	09/29/89	$381
Value Fund	appreciation from	Front end-load,
««	undervalued equity	Open-end,
	securities that are	Non-diversified,
	held in a concentrated	Multi-class shares (2)
portfolio.
GROWTH:

The GAMCO	Capital appreciation from	Class AAA,	1.00		.25	04/10/87	$463
Growth Fund	companies that have	No-load,
««	favorable, yet undervalued,	Open-end,
	prospects for earnings	Diversified,
	growth. Invests in equity	Multi-class Shares (2)
securities of companies
that have above-average
or expanding market
shares and profit margins.

GAMCO International	Capital appreciation	Class AAA,	1.00		.25	06/30/95	$27
Growth Fund	by investing primarily	No-load,
«««	in equity securities of	Open-end,
	foreign companies with	Diversified,
	rapid growth in revenues	Multi-class shares (2)
and earnings.

AGGRESSIVE GROWTH:

The GAMCO Global	High level of capital	Class AAA,	1.00		.25	02/07/94	$53
Growth Fund	appreciation through	No load,
«««	investment in a	Open-end,
	portfolio of equity	Non-diversified,
	securities focused on	Multi-class shares (2)
companies involved
in the global marketplace.
MICRO-CAP:

GAMCO Westwood	Long-term capital appreciation	Class AAA,	1.00		.25	05/11/98	$70
Mighty MitesSM Fund	by investing primarily	No load,
«««««	in equity securities with	Open-end,
(12)	market capitalization	Diversified,
	of $300 million or less	Multi-class shares (2)
at the time of purchase.

Net Assets as of
December 31,
Fund			Advisory		12b-1		Initial	2008
(Morningstar Overall	Primary Investment	Fund	Fees		Fees		Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)		(%)		Date	($ in millions)
SPECIALTY EQUITY:
The GAMCO Global	High level of capital	Class AAA,	1.00	(9)	.25		05/11/98	$12
Opportunity Fund	appreciation through	No-load,
«««	worldwide investments	Open-end,
	in equity securities.	Non-diversified,
Multi-class shares (2)

The GAMCO Global	High level of total return	Class AAA,	1.00	(9)	.25		02/03/94	$4
Convertible	through a combination of	No-load,
Securities Fund	current income and capital	Open-end,
««	Appreciation through	Non-diversified,
	investment in convertible	Multi-class shares (2)
securities of U.S. and
non-U.S. issuers.

The Gabelli Capital	Capital appreciation from	No-load,	.75		n/a		05/01/95	$109
Asset Fund	equity securities of companies	Open-end,
(not rated) (8)	selling at a significant	Diversified,
	discount to their private	Variable Annuity
market value.

The Gabelli SRI Fund	Capital appreciation from	Class A,	1.00	(9)	.25		6/1/07	$2
(not rated) (8)	equity securities of companies	No-load,
	the fund deems to be	Open-end,
	socially responsible.	Diversified,
Multi-class shares (2)
SECTOR:
GAMCO	Seeks capital	Class AAA,	1.00		.25		07/11/94	$387
Gold Fund	appreciation and	No-load,
«««	employs a value	Open-end,
	approach to investing	Diversified,
	primarily in equity	Multi-class shares (2)
securities of gold-
related companies
worldwide.

The GAMCO Global	High level of capital	Class AAA,	1.00		.25		11/01/93	$142
Telecommunications	appreciation through	No-load,
Fund	worldwide investments	Open-end,
««««	in equity securities,	Non-diversified,
	including the U.S.,	Multi-class shares (2)
primarily in the
telecommunications
industry.

The Gabelli	High level of total return through	Class AAA,	1.00		.25		08/31/99	$590
Utilities Fund	a combination of capital	No-load,
««««	appreciation and current income	Open-end,
	from investments in utility	Diversified,
	companies.	Multi-class shares (2)
ABSOLUTE RETURN:
The Gabelli	Total returns that are	No-load,	.50	(7)	n/a	(7)	5/14/93	$179
ABC Fund	attractive to investors	Open-end,
«««««	in various market conditions	Non-diversified
	without excessive risk of	Multi-class shares (2)
capital loss, utilizing certain
arbitrage strategies and
investing in value orientated
common stocks at a significant
discount to their PMV.

Net Assets as of
December 31,
Fund			Advisory		12b-1	Initial	2008
(Morningstar Overall	Primary Investment	Fund	Fees		Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)		(%)	Date	($ in millions)

The Gabelli Enterprise	Capital appreciation through	Class A	.94		.45		$182
Mergers and Acquisitions	investment in companies believed	Load,
Fund	to be likely acquisition targets	Open-end,
««««	within 12 to 18 months and	Diversified
	companies involved with	Multi-class shares (2)
publically announced mergers,
takeovers, tender offers, leveraged
buyouts, spin-offs, liquidations,
and other corporate reorganizations.

CONTRARIAN:

Comstock Capital	Maximize total return	Class A	1.00		.25	10/10/85	$70
Value Fund	consisting of capital	Load,
(not rated) (8)	appreciation and	Open-end,
	current income.	Diversified
Multi-class shares (2)

GAMCO Mathers	Long-term capital appreciation	Class AAA:	1.00		.25	8/19/65	$27
Fund	in various market conditions	No-load,
«««	without excess risk of capital loss.	Open-end,
Diversified
FIXED INCOME:

GAMCO Westwood	Total return and current	Class AAA:	.60	(9)	.25	10/01/91	$14
Intermediate Bond	income, while limiting	No-load,
Fund	risk to principal. Pursues	Open-end,
««««	higher yields than shorter	Diversified
(12)	maturity funds and has	Multi-class shares (2)
more price stability than
generally higher yielding
long-term funds.

CASH MANAGEMENT-MONEY MARKET:

The Gabelli U.S. Treasury	High current income	Money Market,	.30	(9)	n/a	10/01/92	$1,507
Money Market Fund	with preservation of	Open-end,
(11)	principal and liquidity,	Diversified
	while striving to keep expenses among the	Multi-class shares (2)
lowest of all U.S.
Treasury money market funds.

						Net Assets as of
						December 31,
Fund			Advisory		Initial	2008
(Morningstar Overall	Primary Investment	Fund	Fees		Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)		Date	($ in millions)
CLOSED-END FUNDS:

The Gabelli	Long-term growth of	Closed-end,	1.00	(10)	08/14/86	$1,107
Equity Trust Inc.	capital by investing	Non-diversified
	in equity securities.	NYSE Symbol: GAB

The Gabelli	High total return	Closed-end,	1.00	(10)	07/03/89	$92
Convertible and Income	from investing	Diversified
Securities Fund Inc. (4)	primarily in	NYSE Symbol: GCV
	convertible
	instruments.

The Gabelli Global	Long-term capital	Closed-end,	1.00	(10)	11/15/94	$122
Multimedia Trust Inc. (3)	appreciation from	Non-diversified
	equity investments in	NYSE Symbol: GGT
	global telecommunications,
	media, publishing and
	entertainment holdings.

The Gabelli	High total return from	Closed-end,	1.00	(10)	07/09/99	$207
Utility Trust (5)	investments primarily in	Non-diversified
	securities of companies	NYSE Symbol: GUT
	involved in gas, electricity
	and water industries.

The Gabelli	Qualified dividend income	Closed-end,	1.00	(10)	11/24/03	$1,522
Dividend & Income	and capital appreciation	Non-diversified
Trust	potential.	NYSE Symbol: GDV

The Gabelli	A consistent level of after-tax	Closed-end,	1.00		5/28/04	$56
Global Utility & Income	total return with an emphasis	Non-diversified
Trust	on tax-advantaged dividend	NYSE Symbol: GLU
	income.

The Gabelli	High level of current income	Closed-end,	1.00		3/29/05	$289
Global Gold, Natural	through an option writing strategy	Non-diversified
Resources & Income Trust	on equity securities owned in the	NYSE Symbol: GGN
	gold and natural resources
	industries.

The Gabelli Global Deal Fund	Achieve absolute return through	Closed-end,	0.50		1/26/07	$344
	in various market conditions	Non-diversified
	without excessive risk of	NYSE Symbol: GDL
	capital.

The Gabelli Healthcare	Seeks long-term growth of	Closed-end,	1.00		6/28/07	$53
and Wellness Rx Fund (6)	capital within the health and	Non-diversified
	wellness industries.	NYSE Symbol: GRX

(1)
Morningstar RatingTM as of December 31, 2008 is provided if available for open-end funds only. Morningstar ratings may be available for certain closed-end funds.  Morningstar ratings are not an indication of absolute performance.  Current performance for some of the funds in 2008 were negative.  Call 800-GABELLI for performance results through the most recent month end.  For each fund with at least a three-year history, Morningstar calculates a Morningstar RatingTM based on a Morningstar risk-adjusted return measure that accounts for variation in a fund’s monthly performance (including the effects of sales charges, loads and redemption fees) placing more emphasis on downward variations and rewarding consistent performance.  The top 10% of the funds in an investment category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star.  The Overall Morningstar Rating for a fund is derived from a weighted average of the performance figures associated with its three, five, and ten-year (if applicable) Morningstar Rating metrics.  Morningstar Ratings are shown for the respective class shown; other classes may have different performance characteristics.  There were 484 Conservative Allocation funds rated for three years, 290 funds for five years and 140 funds for ten years (GAMCO Mathers Fund).  There were 423 Mid-Cap Blend funds rated for three years,  337 funds for five years and 163 funds for ten years (The Gabelli Asset Fund, The Gabelli ABC Fund, The Gabelli Value Fund, The Gabelli Enterprise Mergers & Acquisition Fund).  There were 1,185 Large Value funds rated for three years,  963 funds for five years and  451 funds for ten years (The Gabelli Blue Chip Value Fund, GAMCO Westwood Equity Fund, The Gabelli Equity Income Fund).  There were 72 Convertibles funds rated for three years, 67 funds for five years and  46 funds for ten years (The GAMCO Global Convertible Securities Fund).  There were 507 World Stock funds rated for three years, 420 funds for five years and 236 funds for ten years (The GAMCO Global Growth Fund, The GAMCO Global Opportunity Fund).  There were 37 Specialty-Communications funds rated for three years, 34 funds for five years and 13 funds for ten years (The GAMCO Global Telecommunications Fund).  There were 61 Specialty-Precious Metals funds rated for three years,  58 funds for five years and  36 funds for ten years (GAMCO Gold Fund).

There were 1,507 Large Growth funds rated for three years, 1,243 funds for five years and  608 funds for ten years (The GAMCO Growth Fund).  There were 209 Foreign Large Growth funds rated for three years, 164 funds for five years and 80 funds for ten years (GAMCO International Growth Fund).  There were 341 Small Value funds rated for three years, 269 funds for five years and 121 funds for ten years (GAMCO Westwood Mighty MitesSM Fund, ).  There were  93 Specialty-Utilities funds rated for three years,  76 funds rated for five years and 50 funds for ten years (The Gabelli Utilities Fund).  There were 962 Moderate Allocation funds rated for three years, 768 funds for five years and 448 funds for ten years (GAMCO Westwood Balanced Fund, GAMCO Westwood Income Fund).  There were 991 Intermediate-Term Bond funds rated for three years,  857 funds for five years and 458 funds for ten years (GAMCO Westwood Intermediate Bond Fund).   There were 561 Small Blend funds rated for three years and 449 funds for five years and 216 funds for ten years (The Gabelli Small Cap Growth Fund, GAMCO Westwood SmallCap Equity Fund, The Gabelli Woodland Small Cap Value Fund).  There were 704 Small Growth funds rated for three years and 574 funds for five years and 291 funds for ten years (B.B. Micro Cap Growth Fund). (a) 2008 Morningstar, Inc. All Rights reserved.  This information is (1) proprietary to Morningstar and/or its content providers (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely.  Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.  Past performance is no guarantee of future results.

(2)
These funds have multi-classes of shares available.  Multi-class shares include Class A shares which have a front-end sales charge, Class B shares which are subject to a back-end contingent deferred sales charge for up to 6 years and Class C  which shares are subject to a 1% back-end contingent deferred sales charge for up to two years.  However, Class B shares are no longer offered for new purchases as of July 2004. Comstock Capital Value Fund Class R shares, which are no-load, are available only for retirement and certain institutional accounts.  Comstock Capital Value class AAA shares are no-load and became available on December 8, 2008  Class I shares are available to institutional accounts.  Net assets include all share classes.

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

(7)
Funds Advisor has reduced the Advisory fee from 1.00% to 0.50% since April 1, 2002.  Gabelli & Company waived receipt of the 12b-1 Plan distribution fees as of January 1, 2003, and on February 25, 2004, the Fund’s Board of Directors agreed with the Funds Advisor’s request to terminate the 12b-1 Plan. The advisory fee was contractually set at 0.50% as of May 1, 2007.  The Gabelli ABC Fund – Advisor class has a 12b-1 Plan which pays 0.25%.

(8)	Certain funds are not rated because they do not have a three-year history, or there are not enough similar funds in the category determined by Morningstar.

(9)
Funds Advisor and Teton have agreements in place to waive its advisory fee or reimburse expenses of the Fund to maintain fund expenses at a specified level for Class AAA shares; multi-class shares have separate limits as described in the Fund’s prospectus.  (The Gabelli Woodland Small Cap Value Fund – 2.00%; GAMCO Westwood Income Fund – 1.50%; The GAMCO Global Opportunity Fund – 2.00%; The GAMCO Global Convertible Securities Fund – 2.00%; The Gabelli SRI Fund - 2.00%; GAMCO Westwood SmallCap Equity Fund – 1.50%; GAMCO Westwood Intermediate Bond Fund – 1.00%; The Gabelli Enterprise Mergers and Acquisitions Fund – 1.90% for class A; B.B. Micro Cap Growth Fund – 1.80%; The Gabelli U.S. Treasury Money Market Fund –0.08%.  Such agreements are renewable annually).

(10)	Funds Advisor has agreed to reduce its advisory fee on the liquidation value of preferred stock outstanding if certain performance levels are not met.

(11)
The Gabelli U.S. Treasury Money Market Fund ranked 2nd in total return for the twelve months ended December 31, 2008 among 78 US Treasury money market funds tracked by Lipper Inc. For the 5 year and 10 year periods ended December 31, 2008, the fund ranked 2nd out of 69 funds and 3rd out of 47 funds, respectively, within that category. Investment returns and yield will fluctuate. An investment in a money market fund is not guaranteed by the United States government nor insured by the Federal Deposit Insurance Corporation or any government agency. Although the Fund seeks to preserve the value of an investment at $1.00 per share, it is possible to lose money by investing on the Fund.

(12)	These funds are advised by Teton and will be spun-off as part of the Teton distribution to be completed March 20, 2009.

Shareholders of the open-end Funds are allowed to exchange shares among the same class of shares of the other open-end Funds as economic and market conditions and investor needs change at no additional cost.  However, as noted below, certain open-end Funds impose a 2% redemption fee on shares redeemed in seven days or less after a purchase. We periodically introduce new funds designed to complement and expand our investment product offerings, respond to competitive developments in the financial marketplace and meet the changing needs of investors.

On December 30, 2004, the shareholders of The Gabelli ABC Fund voted to approve a charter amendment that would require investment accounts held at the fund's transfer agent, State Street Bank & Trust Company, to be directly registered to the beneficial owners of the fund.  This permits the redemption of shares held through certain brokers and financial consultants in omnibus and individual accounts where the beneficial owner is not disclosed.

Our marketing efforts for the open-end Funds are currently focused on increasing the distribution and sales of our existing funds as well as creating new products for sale through our distribution channels. We believe that our marketing efforts for the Funds will continue to generate additional revenues from investment advisory fees. We have traditionally distributed most of our open-end Funds by using a variety of direct response marketing techniques, including telemarketing and advertising, and as a result we maintain direct relationships with many of our no-load open-end Fund customers. Beginning in late 1995, we expanded our product distribution by offering several of our open-end Funds through Third-Party Distribution Programs, including NTF Programs. In 1998 and 1999, we further expanded these efforts to include substantially all of our open-end Funds in Third-Party Distribution Programs. More than 27% of the AUM in the open-end Funds are still attributable to our direct response marketing efforts. Third-Party Distribution Programs have become an increasingly important source of asset growth for us.  Of the $6.6 billion of AUM in the open-end equity Funds as of December 31, 2008, approximately 73% were generated through Third-Party Distribution Programs.  We are responsible for paying the service and distribution fees charged by many of the Third-Party Distribution Programs, although a portion of such service fees under certain circumstances are payable by the funds.  During 2000, we completed development of additional classes of shares for many of our Funds for sale through national brokerage and investment firms and other third-party distribution channels on a commission basis.  The multi-class shares are available in all of the Gabelli Funds, except for the Gabelli Capital Asset Fund and the GAMCO Mathers Fund.  The use of multi-class share products will expand the distribution of Gabelli Fund products into the advised sector of the mutual fund investment community.  During 2003, we introduced Class I shares, which are no-load shares with higher minimum initial investment and without distribution fees available to Institutional and Retirement Plan Accounts held directly through Gabelli & Company. The no-load shares are designated as Class AAA shares and are available for new and current investors.   In general, distribution through Third-Party Distribution Programs has greater variable cost components and lower fixed cost components than distribution through our traditional direct sales methods.

We provide investment advisory and management services pursuant to an investment management agreement with each Fund. The investment management agreements with the Funds generally provide that we are responsible for the overall investment and administrative services, subject to the oversight of each Fund's Board of Directors or Trustees and in accordance with each Fund's fundamental investment objectives and policies. The investment management agreements permit us to enter into separate agreements for administrative and accounting services on behalf of the respective Funds.

Our affiliated advisors provide the Funds with administrative services pursuant to the management contracts.  Such services include, without limitation, supervision of the calculation of net asset value, preparation of financial reports for shareholders of the Funds, internal accounting, tax accounting and reporting, regulatory filings and other services. Most of these administrative services are provided through sub-contracts with unaffiliated third parties. Transfer agency and custodial services are provided directly to the Funds by unaffiliated third parties.

Our Fund investment management agreements may continue in effect from year to year only if specifically approved at least annually by (i) the Fund's Board of Directors or Trustees or (ii) the Fund's shareholders and, in either case, the vote of a majority of the Fund's directors or trustees who are not parties to the agreement or "interested persons" of any such party, within the meaning of the Investment Company Act of 1940 as amended (the “Investment Company Act”). Each Fund may terminate its investment management agreement at any time upon 60 days' written notice by (i) a vote of the majority of the Board of Directors or Trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Fund. Each investment management agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act.  We may terminate an investment management agreement without penalty on 60 days' written notice.

Mutual Fund Distribution, Institutional Research, Brokerage and Underwriting

Gabelli & Company, the wholly-owned subsidiary of our 92% majority-owned subsidiary GSI, is a broker-dealer registered under the Securities Exchange Act of 1934 and is regulated by the Financial Industry Regulatory Authority (“FINRA”).  Gabelli & Company's revenues are derived primarily from the distribution of our Funds, brokerage commissions, underwriting fees and selling concessions.

Mutual Fund Distribution

Gabelli & Company distributes our open-end Funds pursuant to distribution agreements with each Fund. Under each distribution agreement with an open-end Fund, Gabelli & Company offers and sells such open-end Fund's shares on a continuous basis and pays the majority of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of Third-Party Distribution Programs, financial intermediaries and Gabelli & Company sales personnel.  Gabelli & Company receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 (“12b-1”) of the Investment Company Act. Distribution fees from the open-end Funds are computed daily based on average net assets and are accrued monthly. Distribution fees from the open-end Funds amounted to $23.8 million, $25.0 million and $20.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Gabelli & Company is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back-end sales charge.  Underwriting fees and sales charges retained amounted to $627,000, $983,000 and $859,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Under the distribution plans, the open-end Class AAA shares of the Funds (except The Gabelli US Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund) and the Class A shares of various funds pay Gabelli & Company a distribution or service fee of .25% per year (except the Class A shares of the GAMCO Westwood Funds which pay .50% per year, the GAMCO Westwood Intermediate Bond Fund which pay 0.35% per year and the Gabelli Enterprise Mergers & Acquisition Fund which pays 0.45% per year) on the average daily net assets of the fund. Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%.  Gabelli & Company’s distribution agreements with the Funds may continue in effect from year to year only if specifically approved at least annually by (i) the Fund's Board of Directors or Trustees or (ii) the Mutual Fund's shareholders and, in either case, the vote of a majority of the Fund's directors or trustees who are not parties to the agreement or "interested persons" of any such party, within the meaning of the Investment Company Act. Each Fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days' written notice by (i) a vote of the majority of its directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Fund. Each distribution agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act.  Gabelli & Company may terminate a distribution agreement without penalty upon 60 days' written notice.

Gabelli & Company also offers our open-end Fund products through our website, www.gabelli.com, where directly registered mutual fund investors can access their personal account information and buy, sell and exchange Fund shares.  Fund prospectuses, quarterly reports, fund applications, daily net asset values and performance charts are all available online.

Institutional Research

Gabelli & Company provides institutional investors with investment ideas on numerous industries and special situations, with a particular focus on small-cap and mid-cap companies.  Our research analysts are industry-focused, following sectors that stem from our core competencies.  They are experts on their industries, and look at companies of all market capitalizations on a global basis.  Their financial models look five years into the past, and project five years forward, to understand earnings power and free cash flow.  They look for growing companies, with improving balance sheets and shareholder-sensitive management.  The goal is to find companies with the above characteristics that trade at a significant discount to Private Market Value (PMV), or the price an informed industrialist would pay to buy the company.

During 2008, we assigned the analysts to research teams, each coordinated by a senior analyst, in order to enhance idea cross-fertilization, and more efficiently share knowledge acquired in related industry subsectors.  Our teams are broken down into Digital, which includes cable, telecommunications, broadcasting, publishing, advertising, and entertainment; Gabelli Green, which researches investment opportunities in clean and renewable energy; Food of All Nations; Health and Wellness; and Industrial.

Brokerage Commissions

Gabelli & Company generates brokerage commission revenues from securities transactions executed on an agency basis on behalf of institutional and private wealth management clients as well as from retail customers and mutual funds.  Commission revenues totaled $16.1 million, $15.7 million, and $12.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Gabelli & Company has considered and continues to explore expansion of such activities.

Underwriting

In 2008, Gabelli & Company did not participate in any underwritings. In 2007, Gabelli & Company participated in 5 underwritings with commitments of $47.0 million, of which 2 included a commitment of $42.5 million for participation in offerings of Gabelli closed-end funds shares. In 2006, Gabelli & Company participated in 4 underwritings with commitments of $15.5 million, of which 1 included a commitment of $14.0 million for participation in offerings of Gabelli closed-end funds shares.

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

The market for providing investment management services to institutional and private wealth management Institutional and Private Wealth Management is also highly competitive. Approximately 35% of our investment advisory fee revenue for the year ended December 31, 2008 was derived from our Institutional and Private Wealth Management.  Selection of investment advisors by U.S. institutional investors is often subject to a screening process and to favorable recommendations by investment industry consultants.  Many of these investors require their investment advisors to have a successful and sustained performance record, often five years or longer, and also focus on one-year and three-year performance records.  We have significantly increased our AUM on behalf of U.S. institutional investors since our entry into the institutional asset management business in 1977. At the current time, we believe that our investment performance record would be attractive to potential new institutional and private wealth management clients.  However, no assurance can be given that our efforts to obtain new business will be successful.

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

Regulation

Virtually all aspects of our businesses are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. Under such laws and regulations, agencies that regulate investment advisors and broker-dealers have broad administrative powers, including the power to limit, restrict or prohibit such an advisor or broker-dealer from carrying on its business in the event that it fails to comply with such laws and regulations. In such an event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of the investment advisor and other registrations, censures, and fines. We believe that we are in substantial compliance with all material laws and regulations.

Our business is subject to regulation at both the federal and state level by the SEC and other regulatory bodies. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, and the Funds are registered with the SEC under the Investment Company Act of 1940.  We also have a subsidiary that is registered as a broker-dealer with the SEC and is subject to regulation by the FINRA and various states.

The subsidiaries of GBL that are registered with the Commission under the Investment Advisers Act (Funds Advisor, Teton, Gabelli Fixed Income LLC, GAMCO and GSI) are regulated by and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisors including fiduciary duties and disclosure obligations and record keeping, operational and marketing requirements. The Commission is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from censure to termination of an investment advisor's registration. The failure of a subsidiary to comply with the requirements of the SEC could have a material adverse effect on us.  We believe that we are in substantial compliance with the requirements of the regulations under the Investment Advisers Act.

We derive a substantial majority of our revenues from investment advisory services through our various investment management agreements. Under the Investment Advisers Act, our investment management agreements terminate automatically if assigned without the client's consent. Under the Investment Company Act, advisory agreements with registered investment companies such as our Funds terminate automatically upon assignment. The term "assignment" is broadly defined and includes direct as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in GBL.

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

Investments by GBL and on behalf of our advisory clients investment companies and partnerships often represent a significant equity ownership position in an issuer's class of stock. As of December 31, 2008, we had five percent or more beneficial ownership with respect to approximately 113 equity securities. This activity raises frequent regulatory, legal, and disclosure issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers' shareholder rights plans or “poison pills,” state gaming laws and regulations, federal communications laws and regulations, public utility holding company laws and regulations, federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions.  Our failure to comply with these requirements could have a material adverse effect on us.

The USA Patriot Act of 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers, mutual funds and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities.  Anti-money laundering laws outside of the U.S. contain some similar provisions.  Our failure to comply with these requirements could have a material adverse effect on us.

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

See item 3 below.

Personnel

On February 28, 2009, we had a full-time staff of 214 individuals, of whom 65 served in the portfolio management, research and trading areas (including 16 portfolio managers for the Mutual Funds, Institutional and Private Wealth Management and Investment Partnerships), 74 served in the marketing and shareholder servicing areas and 75 served in the administrative area.

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

Our business is subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC under the Investment Company Act and the Investment Advisers Act, by the Department of Labor under ERISA, as well as regulation by FINRA and state regulators. The Funds managed by Funds Advisor and Teton are registered with the SEC as investment companies under the Investment Company Act. The Investment Advisers Act imposes numerous obligations on investment advisors, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as additional detailed operational requirements, on registered investment companies and investment advisors. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment advisor or broker-dealer. Industry regulations are designed to protect our clients and investors in our funds and other third parties who deal with us and to ensure the integrity of the financial markets. They are not designed to protect our stockholders. Changes in laws or regulations or in governmental policies could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.

To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure.

The investment management business is highly competitive and has relatively low barriers to entry. To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure. Although our investment management fees vary from product to product, historically we have competed primarily on the performance of our products and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a trend toward lower fees in the investment management industry. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that make investors willing to pay our fees. In addition, the board of directors of each Fund managed by Funds Advisor and Teton must make certain findings as to the reasonableness of its fees. We cannot be assured that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure. Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.

We derive a substantial portion of our revenues from contracts that may be terminated on short notice.

A substantial majority of all of our revenues are derived from investment management agreements and distribution arrangements.  Investment management agreements and distribution arrangements with the Funds are terminable without penalty on 60 days' notice (subject to certain additional procedural requirements in the case of termination by a Fund) and must be specifically approved at least annually, as required by law.  Such annual renewal requires, among other things, approval by the disinterested members of each Fund's board of directors or trustees.  Investment advisory agreements with the Institutional and Private Wealth Management are typically terminable by the client without penalty on 30 days' notice or less.  Any failure to renew or termination of a significant number of these agreements or arrangements would have a material adverse effect on us.

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

Certain changes in control of our company would automatically terminate our investment management agreements with our clients, unless our Institutional and Private Wealth Management clients consent and, in the case of fund clients, the funds’ boards of directors and shareholders vote to continue the agreements, and could prevent us for a two-year period from increasing the investment advisory fees we are able to charge our mutual fund clients.

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

Substantially all of our revenues are determined by the amount of our AUM. Under our investment advisory contracts with our clients, the investment advisory fees we receive are typically based on the market value of AUM. In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Funds Advisor or Teton over time pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Investment Company Act. Rule 12b-1 fees typically are based on the market value of AUM and represented approximately 9.7%, 8.6% and 7.9% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.  Accordingly, a decline in the prices of securities generally may cause our revenues and net income to decline by either causing the value of our AUM to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees. The securities markets are highly volatile, and securities prices may increase or decrease for many reasons, including economic and political events and acts of terrorism beyond our control. If a decline in securities prices caused our revenues to decline, it could have a material adverse effect on our earnings.

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

Since our initial public offering in 1999, Mr. Gabelli, through his majority ownership of GGCP, has beneficially owned a majority of our outstanding class B common stock. As of December 31, 2008, GGCP’s holdings of our class B common stock represent approximately 95% of the combined voting power of all classes of our voting stock.  As long as Mr. Gabelli indirectly beneficially owns a majority of the combined voting power of our common stock, he will have the ability to elect all of the members of our Board of Directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the common stock.  In addition, Mr. Gabelli will be able to determine the outcome of matters submitted to a vote of our shareholders for approval and will be able to cause or prevent a change in control of our company.  As a result of Mr. Gabelli's control, none of our agreements with Mr. Gabelli and other companies controlled by him can be assumed to have been arrived at through "arm's-length" negotiations, although we believe that the parties endeavor to implement market-based terms.  There can be no assurance that we would not have received more favorable terms from an unaffiliated party.

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

Consistent with the firm’s practice since its inception in 1977, Mr. Gabelli will also continue receiving a percentage of revenues or net operating contribution, which are substantially derived from AUM, as compensation relating to or generated by the following activities: (i) managing or overseeing the management of various investment companies and partnerships, (ii) attracting mutual fund shareholders, (iii) attracting and managing Institutional and Private Wealth Management, and (iv) otherwise generating revenues for the company. Such payments are made in a manner and at rates as agreed to from time to time by GAMCO, which rates have been and generally will be the same as those received by other professionals at GAMCO performing similar services. With respect to our institutional and high net worth asset management and mutual fund advisory business, we pay out up to 40% of the revenues or net operating contribution to the portfolio managers and marketing staff who introduce, service or generate such business, with payments involving the Institutional and Private Wealth Management being typically based on revenues and payments involving the mutual funds being typically based on net operating contribution.

Mr. Gabelli has agreed that while he is employed by us he will not provide investment management services outside of GAMCO, except for certain permitted accounts. These accounts held assets at December 31, 2008 and 2007 of approximately $75.0 million and $91.4 million, respectively. The Amended Agreement may not be amended without the approval of the Compensation Committee.

We depend on Mario J. Gabelli and other key personnel.

We are dependent on the efforts of Mr. Gabelli, our Chairman of the Board, Chief Executive Officer and the primary portfolio manager for a significant majority of our AUM. The loss of Mr. Gabelli's services would have a material adverse effect on us.

In addition to Mr. Gabelli, our future success depends to a substantial degree on our ability to retain and attract other qualified personnel to conduct our investment management business.  The market for qualified portfolio managers is extremely competitive and has grown more so in recent periods as the investment management industry has experienced growth.  We anticipate that it will be necessary for us to add portfolio managers and investment analysts as we further diversify our investment products and strategies.  There can be no assurance, however, that we will be successful in our efforts to recruit and retain the required personnel.  In addition, our investment professionals and senior marketing personnel have direct contact with our Institutional and Private Wealth Management clients, which can lead to strong client relationships.  The loss of these personnel could jeopardize our relationships with certain Institutional and Private Wealth Management clients, and result in the loss of such accounts.  The loss of key management professionals or the inability to recruit and retain sufficient portfolio managers and marketing personnel could have a material adverse effect on our business.

Potential adverse effects on our performance prospects from a decline in the performance of the securities markets.

Our results of operations are affected by many economic factors, including the performance of the securities markets.  During the 1990s, unusually favorable and sustained performance of the U.S. securities markets, and the U.S. equity market, in particular, attracted substantial inflows of new investments in these markets and has contributed to significant market appreciation which has, in turn, led to an increase in our AUM and revenues.  At December 31, 2008, approximately 93% of our AUM were invested in portfolios consisting primarily of equity securities.  More recently, the securities markets in general have experienced significant volatility. Any decline in the securities markets, in general, and the equity markets, in particular, could reduce our AUM and consequently reduce our revenues.  In addition, any such decline in the equity markets, failure of these markets to sustain their prior levels of growth, or continued short-term volatility in these markets could result in investors withdrawing from the equity markets or decreasing their rate of investment, either of which would be likely to adversely affect us.  From time to time, a relatively high proportion of the assets we manage may be concentrated in particular industry sectors.  A general decline in the performance of securities in those industry sectors could have an adverse effect on our AUM and revenues.

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

Success in the investment management and mutual fund businesses is dependent on investment performance as well as distribution and client servicing.  Good performance generally stimulates sales of our investment products and tends to keep withdrawals and redemptions low, which generates higher management fees (which are based on the amount of AUM).  Conversely, relatively poor performance tends to result in decreased sales, increased withdrawals and redemptions in the case of the open-end Funds, and in the loss of Institutional and Private Wealth Management, with corresponding decreases in revenues to us.  Many analysts of the mutual fund industry believe that investment performance is the most important factor for the growth of open and closed-end funds, such as those we offer.  Failure of our investment products to perform well could, therefore, have a material adverse effect on us.

Loss of significant Institutional and Private Wealth Management accounts could affect our revenues.

We had approximately 1,700 Institutional and Private Wealth Management accounts as of December 31, 2008, of which the ten largest accounts generated approximately 6% of our total revenues during the year ended December 31, 2008.  Loss of these accounts for any reason would have an adverse effect on our revenues.  Not withstanding performance, we have from time to time lost large Institutional and Private Wealth Management as a result of corporate mergers and restructurings, and we could continue to lose accounts under these or other circumstances.

During 2008, as in prior years, we experienced client “turnover”.  In 2008, terminated relationships accounted for just over $200 million of the decline in AUM.  Alternatively, the level of closed accounts was less than one-fifth of the average for the previous five years.
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

We have since 1996 experienced significant growth in sales of our open-end Funds through Third-Party Distribution Programs, which are programs sponsored by third-party intermediaries that offer their mutual fund customers a variety of competing products and administrative services.  Most of the sales growth from our Third-Party Distribution Programs is from programs with no transaction fees payable by the customer, which we refer to as NTF Programs.  Approximately $2.4 billion of our AUM in the open-end Funds as of December 31, 2008 were obtained through NTF Programs.  The cost of participating in Third-Party Distribution Programs is higher than our direct distribution costs, and it is anticipated that the cost of Third-Party Distribution Programs will increase in the future.  Any increase would be likely to have an adverse effect on our profit margins and results of operations.  In addition, there can be no assurance that the Third-Party Distribution Programs will continue to distribute the Funds.  At December 31, 2008, approximately 89% of the NTF Program net assets in the Gabelli/GAMCO and Westwood families of funds are attributable to two NTF Programs.  The decision by these Third-Party Distribution Programs to discontinue distribution of the Funds, or a decision by us to withdraw one or more of the Funds from the programs, could have an adverse effect on our growth of AUM.

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

Certain of our subsidiaries act as general partner for investment partnerships, including arbitrage, event-driven long/short, sector focused and merchant banking limited partnerships.  As a general partner of these partnerships, we may be held liable for the partnerships' liabilities in excess of their ability to pay such liabilities.  In addition, in certain circumstances, we may be liable as a control person for the acts of our investment partnerships.  As of December 31, 2008, our AUM included approximately $295 million in investment partnerships.  A substantial adverse judgment or other liability with respect to our investment partnerships could have a material adverse effect on us.

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

On August 10, 2001, we and certain of our affiliates entered into a note purchase agreement with Cascade, pursuant to which Cascade purchased $100 million in principal amount of a convertible promissory note (the “2011 Note”).  Pursuant to the terms of the 2011 Note, Cascade may require us, or upon a change in control or Mr. Gabelli ceasing to provide our predominant executive leadership, to repurchase the 2011 Note (i.e., put option) at par plus accrued and unpaid interest on the 2011 Note.  In March 2005, we amended the terms of the 2011 Note.  The new terms extended the exercise date of Cascade's put option to September 15, 2006, reduced the principal of the 2011 Note to $50 million, effective April 1, 2005, and removed limitations on the issuance of additional debt. In June 2006, GBL and Cascade agreed to amend the terms of the 2011 Note.  Effective September 15, 2006, the rate on the 2011 Note increased from 5% to 6% while the conversion price was raised to $53 per share from $52 per share.  In addition, the exercise date of Cascade’s put option was extended to May 15, 2007, the expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving GBL the right to redeem the 2011 Note at 101% of its principal amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions. On April 18, 2007, the Company and Cascade amended the terms of the 2011 Note maturing in August 2011, to extend the exercise date for Cascade’s put option from May 15, 2007 to December 17, 2007 and to extend the expiration date of the related letter of credit to December 24, 2007. The put option expired on December 17, 2007, the related letter of credit expired on December 24, 2007, and the collateral securing the letter of credit was released and became unrestricted company assets as of that date.  On January 3, 2008, GBL filed a Form S-3 to register the resale of shares of GBL by Cascade. On January 22, 2008, Cascade elected to convert $10 million of the 2011 Note into 188,679 GBL shares. Cascade requested that the remaining $40 million face value of the 2011 Note be segregated into eight notes each with a face value of $5 million.

In October 2008, GBL privately placed a $60 million convertible note with Cascade (“2018 Note”).  The ten-year note pays interest at 6.5% and provides Cascade with certain put rights and an escrow agreement.  The 2018 Note is convertible into GBL class A common stock at $70 per share.

Our credit ratings affect our borrowing costs.

Our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. A reduction in our credit ratings could increase our borrowing costs and limit our access to the capital markets.

We face exposure to litigation and arbitrage claims within our business.

The volume of litigation and arbitrage claims against financial services firms and the amount of damages claimed has increased over the past several years.  The types of claims that we may face are varied.  For example, we may face claims against us for purchasing securities that are inconsistent with a client’s investment objectives or guidelines, in connection with the operation of the Funds or arising from an employment dispute.  The risk of litigation is difficult to assess or quantify, and may occur years after the activities or events at issue.  Even if we prevail in a legal action brought against us, the costs alone of defending against the action could have a material adverse effect on us.

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

We may sell additional shares of class A common stock in subsequent public offerings. We also may issue additional shares of class A common stock or convertible debt securities. As of December 31, 2008, we had 7,367,090 outstanding shares of class A common stock. On September 1, 2006, a shelf registration statement on Form S-3 was declared effective by the SEC for the re-sale of up to 2,486,763 class A shares. On January 18, 2008, a registration statement on Form S-3 was declared effective by the SEC for the registration for resale by Cascade of an aggregate of 943,396 shares of class A common stock issuable upon conversion of the 2011 Note.  The 2011 Note matures on August 14, 2011.  On January 22, 2008, Cascade elected to convert $10 million of the 2011 Note into 188,697 GBL shares.  Cascade requested that the remaining $40 million face value of the 2011 Notes be segregated into eight notes each with a face value of $5 million.  857,143 shares of class A common stock are issuable to Cascade upon conversion of the $60 million 6.5% note due October 2, 2018.  Cascade has registration rights with respect to these shares.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

At December 31, 2008, we leased our principal offices which consisted of a single 60,000 square foot building located at 401 Theodore Fremd Avenue, Rye, New York which expires on December 31, 2023. This building was leased in December 1997 (prior to our 1999 IPO) from an entity controlled by members of Mr. Gabelli's immediate family. For 2008, 2007 and 2006 we paid approximately $890,000, $856,000 and $834,000, respectively, and $14.83, $14.27 and $13.90 per square foot, respectively, under this lease.  5,000 square feet was subleased to affiliates. We receive rental payments under the sublease agreements, which totaled approximately $151,000 in 2008 and were used to offset operating expenses incurred for the property.  The lease provides that in addition to the lease payments, all operating expenses related to the property, which are estimated at $770,000 annually, are to be paid by us.

We have also entered into leases for office space in both the U.S. and overseas principally for portfolio management, research, sales and marketing personnel.  These offices are generally less than 4,000 square feet and leased for periods of five years or less.

ITEM 3:  LEGAL PROCEEDINGS

In the normal course of business, the Company has been, and may continue to be, named in legal actions, including recently-filed FINRA arbitration claims. These claims may seek substantial compensatory as well as punitive damages.  At this early stage the Company cannot predict the ultimate outcome of these claims nor can it estimate a possible loss amount, if any.  However, in the opinion of management, the resolution of such claims will not be material to the financial condition of the Company.

In September 2008, Gabelli Funds, LLC ("Gabelli Funds”) reached agreement in principle with the staff of the Securities and Exchange Commission ("SEC"), subject to Commission approval, on a previously disclosed matter that had been ongoing for several years involving compliance with Section 19(a) of the Investment Company Act of 1940 and Rule 19a-1 there under by two closed-end funds.  The agreement was finalized with the Commission on January 12, 2009.  The provisions of Section 19(a) of Rule 19a-1 require registered investment companies, when making a distribution in the nature of a dividend from sources other than net investment income, to contemporaneously provide written statements to shareholders that adequately disclose the source or sources of such distribution.  While the two funds sent annual statements and provided other materials containing this information, the shareholders did not receive the notices required by Rule 19a-1 with any of the distributions that were made for 2002 and 2003.  Gabelli Funds believes that the funds have been in compliance with Section 19(a) and Rule 19a-1 since the beginning of 2004.  As part of the settlement, in which Gabelli Funds neither admits nor denies the findings by the SEC, Gabelli Funds agreed to pay a civil monetary penalty of $450,000 and to cease and desist from causing violations of Section 19(a) and Rule 19a-1.  In connection with the settlement, the SEC noted the remedial actions previously undertaken by Gabelli Funds.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of class A common stock have been traded on the NYSE under the symbol GBL since our initial public offering on February 11, 1999.  Prior to that, there was no public market for our common stock.

As of March 1, 2009, there were 242 class A common stockholders of record and 27 class B common stockholders of record.  These figures do not include stockholders with shares held under beneficial ownership in nominee name, which are estimated to be approximately 2,000.

The following table sets forth the high and low prices of our class A common stock for each quarter of 2008 and 2007 as reported by the NYSE.

Quarter Ended	High	Low

March 31, 2008	$73.36	$47.06
June 30, 2008	$60.01	$45.06
September 30, 2008	$68.52	$36.84
December 31, 2008	$59.00	$21.66

March 31, 2007	$43.85	$37.51
June 30, 2007	$58.63	$42.67
September 30, 2007	$62.43	$41.90
December 31, 2007	$70.15	$52.02

In 2006, we paid $0.12 per share in dividends to our common shareholders.  This included four quarterly dividends of $0.03 per share on March 28, 2006, June 28, 2006, September 28, 2006, and December 26, 2006, respectively, to all shareholders of record on February 7, 2006, May 9, 2006, August 8, 2006, and November 13, 2006, respectively.

In June 2006, the holders of 2,347,473 Class B shares exchanged their B shares for an equal number of Class A shares.  Subsequently, the holders of an additional 154,383 Class B shares have exchanged their B shares for an equal number of Class A shares.

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

In 2008, we paid $2.02 per share in dividends to our common shareholders.  This included four quarterly dividends of $0.03 per share on March 28, 2008, June 27, 2008, September 30, 2008, and December 30, 2008, respectively, to all shareholders of record on March 14, 2008, June 13, 2008, September 16, 2008, and December 16, 2008, respectively. We also paid special dividends of $1.00 and $0.90 per share, respectively, to all of our shareholders, payable on September 16, 2008 and December 23, 2008, respectively, to shareholders of record on September 2, 2008 and December 9, 2008, respectively.

Since our IPO, we have returned to shareholders approximately $385 million in the form of dividends and stock buybacks.

The following table provides information with respect to the shares of our class A common stock we repurchased during the three months ended December 31, 2008:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share, net of Commissions	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plans or Programs
10/01/08 – 10/31/08	61,500	$29.68	61,500	1,000,436
11/01/08 – 11/30/08	93,300	27.01	93,300	907,136
12/01/08 – 12/31/08	42,300	25.07	42,300	864,836
Totals	197,100	$27.43	197,100

Our stock repurchase program is not subject to an expiration date.

We are required to provide a comparison of the cumulative total return on our class A common stock as of December 31, 2008 with that of a broad equity market index and either a published industry index or a peer group index selected by us. The following chart compares the return on the class A common stock with the return on the S&P 500 Index and an index comprised of public asset managers (“Peer group index”). The comparison assumes that $100 was invested in the class A common stock and in each of the named indices, including the reinvestment of dividends, on December 31, 2003. This chart is not intended to forecast future performance of our common stock.

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2003	2004	2005	2006	2007	2008
GAMCO Investors, Inc.	100.00	126.50	113.71	100.78	184.96	77.27
Peer group index	100.00	110.88	116.33	134.70	142.10	89.53
S&P 500 Index	100.00	130.47	165.93	192.43	219.04	104.10

The following table shows information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights
Equity compensation plans approved by security holders:
Stock options	170,175	$32.60
Restricted stock awards	369,900	n/a
Equity compensation plans not approved by security holders	-0-	-0-
Total	540,075

The number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column above) are 868,875.  All stock options and RSAs are recommended by the Company’s Chairman, whom has never received either stock options or RSAs since the Company went public.

ITEM 6: SELECTED FINANCIAL DATA

General

The selected historical financial data presented below has been derived in part from, and should be read in conjunction with Management’s Discussion and Analysis included in Item 7 and the audited Consolidated Financial Statements of GAMCO Investors, Inc. and subsidiaries and related notes included in Item 8 of this report.

	2008	2007	2006	2005	2004
Income Statement Data (in thousands) (unaudited)
Revenues:
Investment advisory and incentive fees	$204,293	$250,410	$227,005	$220,464	$220,561
Commission revenue	16,129	15,729	12,619	12,195	15,573
Distribution fees and other income	24,590	26,230	21,839	20,673	19,651
Total revenues	245,012	292,369	261,463	253,332	255,785
Expenses:
Compensation costs	102,840	120,036	102,411	106,585	104,297
Management fee	4,086	14,463	13,236	11,462	11,023
Distribution costs	25,090	28,500	25,366	21,073	19,887
Other operating expenses	27,979	26,203	44,103	26,665	21,455
Total expenses	159,995	189,202	185,116	165,785	156,662
Operating income	85,017	103,167	76,347	87,547	99,123
Other income (expense), net:
Net gain/(loss) from investments	(52,299)	6,147	35,613	10,912	5,627
Interest and dividend income	13,136	32,497	35,506	18,483	10,481
Interest expense	(9,674)	(11,965)	(14,226)	(13,782)	(16,027)
Total other income (expense), net	(48,837)	26,679	56,893	15,613	81
Income before income taxes and minority interest	36,180	129,846	133,240	103,160	99,204
Income Taxes	12,323	49,548	50,848	38,685	36,118
Minority interest expense/(income)	(1,009)	729	10,465	533	495
Net income	$24,866	$79,569	$71,927	$63,942	$62,591

Weighted average shares outstanding:
Basic	27,805	28,142	28,542	29,805	29,673
Diluted	27,841	29,129	29,525	31,155	31,804

Net income per share:
Basic	$0.89	$2.83	$2.52	$2.15	$2.11
Diluted	$0.89	$2.79	$2.49	$2.11	$2.06

Actual shares outstanding at December 31st	27,746 (a)	28,446	28,241	29,543	28,837

Dividends declared	$2.02	$1.12	$0.12	$0.09	$1.76

 (a) Includes unvested RSAs of 369,900.

	December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data (in thousands) (unaudited)
Total assets	$697,634	$757,580	$837,231	$728,138	$697,842
Total liabilities and minority interest	257,481	256,265	385,655	303,637	363,142
Total stockholders’ equity	$440,153	$501,315	$451,576	$424,501	$334,700

	December 31,
	2008	2007	2006	2005	2004

Assets Under Management (unaudited)
(at year end, in millions):
Mutual Funds	$11,888	$17,237	$14,939	$13,698	$13,870
Institutional & PWM Separate Accounts
Direct	6,883	10,732	10,332	9,634	10,269
Sub-advisory	1,585	2,584	2,340	2,832	3,706
Investment Partnerships	295	460	491	634	814
Total	$20,651	$31,013	$28,102	$26,798	$28,659

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

We conduct our investment advisory business principally through: GAMCO (Institutional and Private Wealth Management), Funds Advisor (Mutual Funds) and GSI (Investment Partnerships).  We also act as an underwriter and are a distributor of our open-end mutual funds and provide institutional research through Gabelli & Company, our broker-dealer subsidiary.

Overview

Consolidated Statements of Income

Investment advisory and incentive fees, which are based on the amount and composition of AUM in our Mutual Funds, Institutional and Private Wealth Management and Investment Partnerships, represent our largest source of revenues.  In addition to the general level and trends of the stock market, growth in revenues depends on good investment performance, which influences the value of existing AUM as well as contributes to higher investment and lower redemption rates and facilitates the ability to attract additional investors while maintaining current fee levels.  Growth in AUM is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service. Historically, we have depended primarily on direct distribution of our products and services but since 1995 have participated in Third-Party Distribution Programs, including NTF Programs. A majority of our cash inflows to mutual fund products have come through these channels since 1998.  The effects of this on our future financial results cannot be determined at this time but could be material.  In recent years, we have been engaged to act as a sub-advisor for other much larger financial services companies with much larger sales distribution organizations.  A substantial portion of the cash flows into our Institutional and Private Wealth Management has come through this channel.   These sub-advisory clients are subject to business combinations that may result in the termination of the relationship.  The loss of a sub-advisory relationship could have a significant impact on our financial results in the future.

Advisory fees from the open-end mutual funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets.  Advisory fees from the Institutional and Private Wealth Management are generally computed quarterly based on account values as of the end of the preceding quarter and accrued monthly.  Management fees from Investment Partnership fees are computed either monthly or quarterly and accrued monthly. These revenues are highly correlated to the stock market and can vary in direct proportion to movements in the stock market and the level of sales compared with redemptions, financial market conditions and the fee structure for AUM. Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

Revenues from Investment Partnerships also generally include an incentive allocation or fee of 20% of the economic profit, as defined.  The incentive allocation is generally based on the absolute gain in a portfolio. We recognize revenue only when the measurement period has been completed and when the incentive fees have been earned. We also receive fulcrum fees from certain institutional Institutional and Private Wealth Management, which are based upon meeting or exceeding specific benchmark index or indices.  These fees are recognized at the end of the stipulated contract period for the respective account.  Management fees on assets attributable to a majority of the closed-end preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period.  A total of $1.0 billion of assets in closed-end funds are subject to such arrangements.

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

Compensation costs include variable and fixed compensation and related expenses paid to officers, portfolio managers, sales, trading, research and all other professional staff.   Distribution costs include marketing, product distribution and promotion costs, clearing charges and fees for Gabelli & Company’s brokerage operation. Management fee is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli or his designee for acting as CEO pursuant to his amended Employment Agreement so long as he is an executive of GBL and devoting the substantial majority of his working time to the business.  Other operating expenses includes general and administrative operating costs.

Other income and expenses include net gains and losses from investments (which includes both realized and unrealized gains and losses from trading securities), interest and dividend income, and interest expense. Net gains and losses from investments is derived from our proprietary investment portfolio consisting of various public and private investments.

Minority interest represents the share of net income attributable to the minority stockholders, as reported on a separate company basis, of our consolidated majority-owned subsidiaries and for certain partnerships and offshore funds whose net income we consolidate under Financial Accounting Standards Board ("FASB") Interpretation No. 46R "Consolidation of Variable Interest Entities." (“FIN 46R”) and Emerging Issues Task Force Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." (“EITF 04-5”). Please refer to Note C in our Consolidated Financial Statements.

Consolidated Statements of Financial Condition

We ended the year with approximately $638.5 million in cash and investments, which includes $4.1 million of cash and investments held by our consolidated investment partnerships.  Of this amount, $333.3 million were cash and cash equivalents, primarily our 100% U.S. Treasury Money Market Fund, $80.6 million was invested in common stocks, $65.9 million was invested in U.S. Treasury obligations, $60.7 million was invested in partnerships, $14.6 million in net receivable from brokers, $5.0 million in corporate bonds and $2.3 million in other types of investments.  This also included approximately $76.1 million of our available for sale securities, consisting of investments in The Gabelli Dividend & Income Trust, The Gabelli Global Deal Fund, and Westwood Holdings Group and various other Gabelli and GAMCO open-end mutual funds.   We had cash and investments in securities, net of debt and minority interest, of $15.47 per share on December 31, 2008 compared with $18.68 per share on December 31, 2007. We caution that this metric, while correct from an accounting point of view, is not always the same as investors would view cash-on-hand.

Our debt consisted of $99 million of 5.5% senior notes due May 2013, a $60 million 6.5% convertible note due October 2018 and a $40 million 6% convertible note due August 2011.

Stockholders' equity was $440.2 million or $15.86 per share on December 31, 2008 compared to $501.3 million or $17.62 per share on December 31, 2007. The decrease in stockholder’s equity from the end of 2007 was principally related to payment of dividends of $56.2 million and the purchase of treasury stock of $39.4 million during 2008 partially offset by a $19.0 million increase in total comprehensive income.

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

Asset Highlights (unaudited)

We reported assets under management as follows (dollars in millions):

						% Inc(Dec)
	2008	2007	2006	2005	2004	CAGR (a)	2008/2007
Mutual Funds
Open-End	$6,575	$9,774	$8,389	$7,888	$8,029	(4.1)%	(32.7)%
Closed-End	3,792	6,341	5,806	5,075	4,342	1.4	(40.2)
Fixed Income	1,521	1,122	744	735	1,499	(2.4)	35.6
Total Mutual Funds	11,888	17,237	14,939	13,698	13,870	(2.3)	(31.0)
Institutional and Private Wealth Management
Equities: direct	6,861	10,708	10,282	9,550	9,881	(5.5)	(35.9)
Equities: sub-sudvisory	1,585	2,584	2,340	2,832	3,706	(16.6)	(38.7)
Fixed Income	22	24	50	84	388	(46.5)	(8.3)
Total Institutional and Private Wealth Management	8,468	13,316	12,672	12,466	13,975	(9.0)	(36.4)
Investment Partnerships	295	460	491	634	814	(15.7)	(35.9)
Total Assets Under Management	$20,651	$31,013	$28,102	$26,798	$28,659	(5.6)	(33.4)

(a) The % CAGR is computed for the five-year period January 1, 2004 through December 31, 2008.

Net outflows in 2008 totaled $122 million compared to net inflows of $600 million in 2007 and net outflows of $3.0 billion in 2006.

Total net outflows from equities products were approximately $495 million in 2008, and net inflows from fixed income products were $373 million in 2008.

For the three years ended December 31, 2008, 2007, and 2006 our net cash inflows or outflows by product line were as follows (in millions):
(unaudited)	2008	2007	2006
Mutual Funds
Equities	$(518)	$829	$(802)
Fixed Income	376	331	(18)
Total Mutual Funds	(142)	1,160	(820)
Institutional & Private Wealth Management
Equities: direct	31	(448)	(807)
Equities: sub-advisory	136	(31)	(1,057)
Fixed Income	(3)	(28)	(36)
Total Institutional & Private Wealth Management	164	(507)	(1,900)
Investment Partnerships	(144)	(53)	(236)

Total Equities	(495)	297	(2,902)
Total Fixed Income	373	303	(54)
Total Net Cash (Out) In Flows	$(122)	$600	$(2,956)

For the three years ended December 31, 2008, 2007, and 2006 our net appreciation and depreciation by product line were as follows (in millions):

(unaudited)	2008	2007	2006
Mutual Funds
Equities	$(5,645)	$1,092	$2,034
Fixed Income	23	48	27
Total Mutual Funds	(5,622)	1,140	2,061
Institutional & Private Wealth Management
Equities: direct	(3,878)	834	1,539
Equities: sub-advisory	(720)	313	565
Fixed Income	1	2	2
Total Institutional & Private Wealth Management	(4,597)	1,149	2,106
Total Investment Partnerships	(21)	22	93

Total Equities	(10,264)	2,261	4,231
Total Fixed Income	24	50	29
Total Net Appreciation/(Depreciation)	$(10,240)	$2,311	$4,260

Note: $415 million was reclassified from Equities: sub-advisory to Mutual Funds – Equities during 2008 for the purchase of the Gabelli Enterprise Mergers and Acquisition Fund advisory contract.

Assets Under Management (AUM) were $20.7 billion as of December 31, 2008, 33.4% below December 31, 2007 AUM of $31.0 billion.  Equity AUM were $19.1 billion on December 31, 2008, 36.0% below the $29.9 billion on December 31, 2007.

-
Our open-end equity fund AUM were $6.6 billion on December 31, 2008, 32.7% below $9.8 billion on December 31, 2007. The reclassification of the Gabelli Enterprise Mergers and Acquisitions Fund from institutional sub-advisory to mutual fund advisory in March 2008 partially mitigated the decline in mutual funds AUM from the prior year-end level.

-	Our closed-end equity funds had AUM of $3.8 billion on December 31, 2008, 40.2% below the $6.3 billion on December 31, 2007.

-
Our institutional and private wealth management business ended the year with $8.5 billion in separately managed accounts, 36.4% lower than the $13.3 billion on December 31, 2007. On a pro-forma basis, AUM were 33.0% lower than the adjusted $12.6 million AUM on December 31, 2007.

-	AUM in The Gabelli U.S. Treasury Fund, our 100% U.S. Treasury money market fund, increased 34.6% from the December 31, 2007 AUM of $1.1 billion.

-
We have the opportunity to earn incentive fees for certain institutional client assets, preferred issues for our closed-end funds, common shares of the Gabelli Global Deal Fund (NYSE: GDL) and investment partnership assets. As of December 31, 2008, assets with incentive fee opportunities were $2.6 billion, down 27.4% below the $3.5 billion on December 31, 2007.

-	Our Investment Partnerships AUM were $295 million on December 31, 2008 versus $460 million on December 31, 2007.

Operating Results for the Year Ended December 31, 2008 as Compared to the Year Ended December 31, 2007

Revenues
Total revenues were $245.0 million in 2008, $47.4 million or 16.2% lower than the total revenues of $292.4 million in 2007.  The change in total revenues by revenue component was as follows (in millions):

			Increase (decrease)
(unaudited)	2008	2007	$	%
Investment advisory and incentive fees	$204.3	$250.4	$(46.1)	(18.4%)
Commissions	16.1	15.7	0.4	2.5
Distribution fees and other income	24.6	26.3	(1.7)	(6.5)
Total revenues	$245.0	$292.4	$(47.4)	(16.2%)

Investment Advisory and Incentive Fees:  Investment advisory and incentive fees, which comprised 83.4% of total revenues in 2008, are directly influenced by the level and mix of AUM.  At December 31, 2008 AUM were $20.7 billion, a 33.4% decrease from prior year-end AUM of $31.0 billion.  Our equity AUM were $19.1 billion on December 31, 2008 versus $29.9 billion on December 31, 2007.  We experienced decreases in open-end and closed-end fund assets of $5.7 billion, in Institutional and Private Wealth Management of $4.8 billion and in our investment partnerships of $165 million.  Our fixed income assets increased 34.6% to $1.5 billion at year-end 2008 from $1.1 billion at the end of 2007.  The primary driver in this increase were net inflows of $369 million.

Mutual fund revenues decreased $25.4 million or 16.4%, driven by lower average AUM.  Revenue from open-end equity funds decreased $5.3 million or 5.6% from the prior year as average AUM in 2008 declined $0.7 billion to $8.7 billion from the $9.4 billion in 2007.  Closed-end fund revenues decreased $20.1 million, or 33.2%, from the prior year to $40.5 million.  The decrease was attributable to both lower average AUM and the lack of fulcrum fee revenue on the majority of the preferred shares AUM in 2008 as compared to the $10.1 million recognized in 2007.  Revenue from Institutional and Private Wealth Management decreased $16.4 million, or 18.5%, principally due to lower average asset levels and a decrease in fulcrum fees earned on certain accounts.  Assets in our equity Institutional and Private Wealth Management decreased $4.8 billion or 36.5% for the year to $8.4 billion.

Total advisory fees from Investment Partnerships fell to $2.7 million in 2008 from $7.2 million in 2007.  Incentive allocations and fees from investment partnerships, which generally represent 20% of the economic profit, decreased to $0.1 million in 2008 compared to $3.5 million in 2007 while management fees were $2.7 million in 2008 from $3.7 million in 2007.

Commissions:  Commission revenues in 2008 were $16.1 million, a $0.4 million or 2.5% increase from $15.7 million in 2007.  Commission revenues derived from transactions on behalf of our Mutual Funds and Institutional and Private Wealth Management clients totaled $11.3 million, or approximately 70% of total commission revenues in 2008.

Distribution Fees and Other Income: Distribution fees and other income decreased 6.3%, or $1.7 million, to $24.6 million in 2008 from 2007.  The decrease was primarily due to lower distribution fees of $23.8 million in 2008 versus $25.0 million for the prior year, principally as a result of decreased average AUM in our open-end equity mutual funds of 7.2%.

Expenses

Compensation: Our business model from inception in 1977 is to try to payout approximately 40% of revenues to portfolio managers and sales people.  Compensation costs, which are largely variable in nature, decreased approximately $17.2 million, or 14.3%, to $102.8 million in 2008 from $120.0 million in 2007.  Our variable compensation costs decreased $17.9 million to $71.3 million in 2008 from $89.2 million in 2007 and decreased, as a percent of revenues, to 29.1% in 2008 compared to 30.5% in 2007.  The variable compensation is driven by revenue levels which declined in 2008 from 2007.  Fixed compensation costs rose approximately $0.7 million to $31.5 million in 2008 from $30.8 million in 2007 principally due to increases in stock based compensation amortization expense of $4.4 million, partially offset by reduced salaries, bonus and payroll tax expense of $3.7 million.

Management Fee: Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli (or his designee) for acting as CEO pursuant to his amended Employment Agreement so long as he is an executive of GBL and devoting the substantial majority of his working time to the business. In accordance with his amended employment agreement, Mr. Gabelli chose to allocate $1.7 million of his management fee to certain other employees of the Company in 2008. In 2008 management fee expense decreased 71.7% to $4.1 million versus $14.5 million in 2007.

Distribution Costs: Distribution costs, which include marketing, promotion and distribution costs decreased $3.4 million or 12.0% in 2008 from the 2007 period.

Other Operating Expenses: Our other operating expenses were $28.0 million in 2008 compared to $26.2 million in 2007. Included in 2008 was a write down of an intangible asset of $1.5 million related to an advisory contract acquired during 2008.  Additionally, during 2008 and 2007, we received reimbursements from our insurance carrier for previously expensed legal costs of $1.2 million and $3.8 million, respectively.

Other Income and Expense
Total other income (expense) (which represents primarily investment income from our proprietary investments), net of interest expense, was a loss of $48.8 million for the year ended December 31, 2008 compared to income of $26.7 million in 2007.  Contributing to the year over year decline was an impairment charge of $17.4 million from losses on available for sale securities deemed from an accounting point of view to be other than temporary in 2008.

Interest and dividend income was $13.1 million in 2008 compared to $32.5 million in 2007.  Dividend income was lower by $11.0 million and interest income was lower by $8.4 million.

Interest expense decreased $2.3 million to $9.7 million in 2008, from $12.0 million in 2007.  The decrease is primarily to lower margin interest of $1.9 million.

Income Taxes
The effective tax rate was 34.1% for the year ended December 31, 2008, versus 38.2% for the year ended December 31, 2007.  The decrease was primarily the result of revisions to FASB Interpretation No. 48 (“FIN 48”) accruals.

Minority Interest
Minority interest was a negative expense of $1.0 million in 2008 compared to an expense of $0.7 million in 2007.  The decrease was primarily due to the loss at our 92%-owned subsidiary, GSI.

Net Income
Net income for 2008 was $24.9 million or $0.89 per fully diluted share versus $79.6 million or $2.79 per fully diluted share for 2007.

Operating Margin
For the full year ended December 31, 2008, the operating margin before management fee was 36.4% versus 40.2% in the prior year.   Operating margin after management fee was 34.7% for the full year ended December 31, 2008 compared to 35.3% in the prior year.

Shareholder Compensation and Initiatives
During 2008, we returned $95.6 million of our earnings to shareholders through dividends and our stock repurchases.  We paid $2.02 per share in dividends ($56.2 million) to our common shareholders in 2008, which included four quarterly dividends of $0.03 per share on March 28, 2008, June 27, 2008, September 30, 2008, and December 30, 2008, respectively, to all shareholders of record on March 14, 2008, June 13, 2008, September 16, 2008, and December 16, 2008, respectively.  We also paid a special dividend of $1.00 per share to all of our shareholders, payable on September 16, 2008 to shareholders of record on September 2, 2008 and $0.90 per share to all of our shareholders, payable on December 23, 2008 to shareholders of record on December 9, 2008. Through our stock buyback program, we repurchased 896,525 shares in 2008 for a total investment of approximately $39.4 million or $43.93 per share.  There remain approximately 865,000 shares authorized under our stock buyback program on December 31, 2008.

Weighted average shares outstanding on a diluted basis in 2008 were 27.8 million and did not include any shares from the assumed conversion of our 6% convertible note or the 6.5% convertible note for the full year 2008, as under the applicable accounting methodology used to compute dilution, the convertible notes were anti-dilutive.  The full number of shares which may be issued upon conversion of these notes is approximately 1.6 million.  During 2008, we issued 19,750 shares from the exercise of stock options and 25,000 RSAs.  RSAs affect weighted average shares for diluted earnings per share but not for basic earnings per share. See Note I to the financial statements for details.

At December 31, 2008, we had 170,175 options outstanding to purchase our class A common stock and 369,900 RSAs which were granted under our Stock Award and Incentive Plans (the “Plans”). The allocation of the RSAs was recommended by the Company's Chairman who did not receive an RSA award.

Operating Results for the Year Ended December 31, 2007 as Compared to the Year Ended December 31, 2006

Revenues
Total revenues were $292.4 million in 2007, $30.9 million or 11.8% higher than the total revenues of $261.5 million in 2006.  The increase in total revenues by revenue component was as follows (in millions):

			Increase (decrease)
(unaudited)	2007	2006	$	%
Investment advisory and incentive fees	$250.4	$227.0	$23.4	10.3%
Commissions	15.7	12.6	3.1	24.6
Distribution fees and other income	26.3	21.9	4.4	20.1
Total revenues	$292.4	$261.5	$30.9	11.8%

Investment Advisory and Incentive Fees:  Investment advisory and incentive fees, which comprised 85.6% of total revenues in 2007, are directly influenced by the level and mix of AUM.  At December 31, 2007 AUM were $31.0 billion, a 10.4% increase from prior year-end AUM of $28.1 billion.  Our equity AUM were $29.9 billion on December 31, 2007 versus $27.3 billion on December 31, 2006. Increases in open-end and closed-end fund assets ($2.3 billion), both from inflows of AUM and the result of market appreciation and a slight increase in Institutional and Private Wealth Management ($620 million) were slightly offset by decreases in AUM in our investment partnerships ($31 million).  Our fixed income assets increased approximately 45% to $1.1 billion at year-end 2007 from $794 million at the end of 2006.

Mutual fund revenues increased $20.3 million or 15.1%, driven by record breaking revenues from our open-end and closed-end equity funds.  Revenue from open-end equity funds increased $13.3 million or 16.6% from the prior year as average AUM in 2007 rose $1.4 billion to $9.4 billion from the $8.0 billion in 2006. Closed-end fund revenues increased $7.0 million, or 13.0%, from the prior year to $60.6 million. Revenue from Institutional and Private Wealth Management increased $7.9 million, or 9.8%, principally due to higher average asset levels and increase in fulcrum fees earned on certain accounts.  Assets in our equity Institutional and Private Wealth Management increased $0.6 billion or 5.1% for the year to $13.3 billion.

Total advisory fees from Investment Partnerships fell to $7.2 million in 2007 from $12.0 million in 2006.  Incentive allocations and fees from investment partnerships, which generally represent 20% of the economic profit, decreased to $3.5 million in 2007 compared to $6.4 million in 2006 while management fees were $3.7 million in 2007 from $5.6 million in 2006.

Commissions:  Commission revenues in 2007 were $15.7 million, a $3.1 million or 24.6% increase from $12.6 million in 2006.  Commission revenues derived from transactions on behalf of our Mutual Funds and Institutional and Private Wealth Management clients totaled $12.0 million, or approximately 77% of total commission revenues in 2007.

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

Expenses

Compensation: Compensation costs, which are largely variable in nature, increased approximately $17.6 million, or 17.2%, to $120.0 million in 2007 from $102.4 million in 2006.  Our variable compensation costs increased $16.7 million to $89.2 million in 2007 from $72.5 million in 2006 and increased, as a percent of revenues, to 30.5% in 2007 compared to 27.7% in 2006.  While overall revenues increased, revenues in the Investment Partnership area decreased $4.8 million, as disclosed above.  As a result, the compensation relating to the Investment Partnership area decreased from year to year because the variable compensation is driven by revenue levels. Fixed compensation costs rose approximately $0.9 million to $30.8 million in 2007 from $29.9 million in 2006 principally due to increases in salaries, partially offset by reduced bonus expense.

Management Fee: Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli (or his designee) for acting as CEO pursuant to his amended Employment Agreement so long as he is an executive of GBL and devoting the substantial majority of his working time to the business. In accordance with his amended employment agreement, Mr. Gabelli chose to allocate $1.5 million of his management fee to certain other employees of the Company in 2007. In 2007 management fee expense increased 9.3% to $14.5 million versus $13.2 million in 2006.

Distribution Costs: Distribution costs, which include marketing, promotion and distribution costs increased $3.1 million or 12.4% in 2007 from the 2006 period.

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

Interest expense decreased $2.2 million to $12.0 million in 2007, from $14.2 million in 2006.  The decrease is due to the maturity of 5.22% Senior notes on February 17, 2007.

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

Weighted average shares outstanding on a diluted basis in 2007 were 29.1 million and included 0.9 million shares from the assumed conversion of our 6% convertible note for the full year 2007, as under the applicable accounting methodology used to compute dilution, the convertible note was dilutive.  The full number of shares which may be issued upon conversion of this note is approximately 0.9 million.  During 2007, we issued 9,150 shares from the exercise of stock options and 385,400 RSA's. RSA's affect weighted average shares for diluted earnings per share but not for basic earnings per share. See Note I for details.

At December 31, 2007, we had 183,925 options outstanding to purchase our class A common stock and 382,400 RSA's which were granted under our Stock Award and Incentive Plans (the “Plans”). The allocation of the RSA's was recommended by the Company's Chairman who did not receive an RSA award. At December 31, 2006, we had 193,075 options outstanding to purchase our class A common stock which were granted under our Stock Award and Incentive Plans (the “Plans”).

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

Summary cash flow data is as follows:

	2008	2007	2006
(unaudited)		(in thousands)
Cash flows (used in) provided by from:
Operating activities	$183,443	$175,263	$(5,708)
Investing activities	18,789	(21,181)	(2,668)
Financing activities	(36,312)	(123,890)	(28,390)
(Decrease) increase in cash and cash equivalents	165,920	30,192	(36,766)
Cash and cash equivalents at beginning of year	168,319	138,113	173,161
Net increase in cash from partnerships and offshore funds consolidated under FIN 46R and EITF 04-5	(609)	-	1,754
Effect of exchange rates on cash and cash equivalents	(298)	14	(36)
Cash and cash equivalents at end of year	$333,332	$168,319	$138,113

Cash and liquidity requirements have historically been met through cash generated by operating income and our borrowing capacity.  At December 31, 2008, we had cash and cash equivalents of $333.3 million, an increase of $165.0 million from the prior year-end primarily due to the Company’s operating activities.  Under the terms of the Rye office lease, we are obligated to make minimum total payments of $16.2 million through December 2023.

Net cash provided by operating activities was $183.4 million for the year ended December 31, 2008, principally resulting from $695.4 million in proceeds from sales of trading investments in securities, $36.7 million in proceeds from sales of securities sold, not yet purchased, a $23.6 million decrease in receivable from brokers, $23.1 million in distributions from investments in partnerships and affiliates and $22.5 million decrease in investment advisory fees receivable.  These inflows were partially offset by purchases of trading investments in securities of $611.6 million, $34.9 million in cost of covers of securities sold, not yet purchased, $23.7 million from a decrease in accrued expenses and other liabilities and an increase in the tax receivable of $23.7 million.  Net cash provided by operating activities was $175.3 million for the year ended December 31, 2007, principally resulting from proceeds from sales of investments in securities of $1,364.3 million, net income of $79.6 million, $17.2 million in distributions from investments in partnerships and affiliates and a decrease in receivable from brokers of $17.5 million. Cash flows from operations were partially offset by $1,253.5 million in purchases of investments in securities, $18.0 million in purchases of investments in partnerships and affiliates and a $27.3 million decrease in payable to brokers.  Excluding the net effects of the consolidation of investment partnerships and offshore funds, our cash provided by operating activities was $171.1 million.

Net cash provided by investing activities of $18.8 million in 2008 is due to proceeds from sales of available for sale securities of $20.6 million, partially offset by purchases of available for sale securities of $1.8 million. Net cash used in investing activities of $21.2 million in 2007 is due to purchases of available for sale securities of $26.4 million, partially offset by proceeds from sales of available for sale securities of $5.2 million.

Net cash used in financing activities of $36.3 million in 2008 principally resulted from the repurchase of our class A common stock under the Stock Repurchase Program of $39.4 million and dividends paid of $56.2 million, partially offset by the $60 million issuance of the 6.5% convertible note to Cascade.  Net cash used in financing activities of $123.9 million in 2007 principally resulted from the $82.3 million payoff of 5.22% Senior Notes, the repurchase of our class A common stock under the Stock Repurchase Program of $8.7 million and dividends paid of $31.5 million.

We continue to maintain our investment grade ratings which we have received from two ratings agencies, Moody’s Investors Services and Standard and Poor’s Ratings Services.  We believe that our ability to maintain our investment grade ratings will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs.  As of December 31, 2008 we have debt outstanding of $99 million of 5.5% senior notes due May 15, 2013, $40 million of 6% convertible notes due August 14, 2011 and $60 million of a 6.5% convertible note due October 2, 2018.  In addition to the $333.3 million in cash equivalents at December 31, 2008, we also had $305.2 million in investments in securities, investments in partnerships and receivable from brokers, net of securities sold not yet purchased and payables to brokers.  On a per share basis at December 31, 2008 we had $15.47 in cash and investments, net of debt and minority interest.

Gabelli & Company is registered with the SEC as a broker-dealer and is regulated by FINRA. As such, it is subject to the minimum net capital requirements promulgated by the SEC. G&Co's net capital has historically exceeded these minimum requirements. Gabelli & Company computes its net capital under the alternative method permitted by the SEC, which requires minimum net capital of $250,000. As of December 31, 2008 and 2007, Gabelli & Company had net capital, as defined, of approximately $18.2 million and $19.1 million, respectively, exceeding the regulatory requirement by approximately $18.0 million and $18.9 million, respectively. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

Our subsidiary, GAMCO Asset Management (UK) Limited is a registered member of the Financial Services Authority.  In connection with this registration in the United Kingdom, we have a minimum Liquid Capital Requirement of £267,000, ($387,000 at December 31, 2008) and an Own Funds Requirement of €50,000 ($70,000 at December 31, 2008).  We have consistently met or exceeded these minimum requirements.

Market Risk

Our primary market risk exposure is to changes in equity prices and interest rates.  Since over 92% of our AUM are equities, our financial results are subject to equity-market risk as revenues from our money management services are directly correlated to changes in the stock market and are sensitive to other stock market dynamics.  In addition, returns from our proprietary investment portfolio are exposed to interest rate and equity market risk.

Equity Price Risk

At the close of 2008, global equity markets reflected a general lack of liquidity, concerns relating to the worldwide financial system, and a looming recession.  The further erosion of equity markets in the second half of 2008 impacts the value of our client portfolios as well as investment in our proprietary funds and will translate directly into our 2009 results.

With respect to our proprietary investment activities, included in investments in securities of $231.7 million and $395.0 million at December 31, 2008 and 2007, respectively, were investments in United States Treasury Bills and Notes of $65.9 million and $117.5 million, respectively, mutual funds, largely invested in equity products, of $47.3 million and $136.8 million, respectively, a selection of common and preferred stocks totaling $112.4 million and $140.0 million, respectively, and other investments of approximately $6.1 million and $0.7 million, respectively.  Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $112.4 million and $140.0 million, invested in common and preferred stocks at December 31, 2008 and 2007, respectively, $29.7 million and $44.9 million, respectively, was related to our investment in Westwood Holdings Group Inc., and $58.4 million and $48.8 million, respectively, was invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility. At December 31, 2008 and 2007, the market value of securities sold, not yet purchased was $1.7 million and $2.2 million, respectively. Investments in partnerships and affiliates totaled $60.7 million and $100.0 million at December 31, 2008 and 2007, respectively, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.  These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of December 31, 2008.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in millions):
(In thousands)
(unaudited)	Fair Value	Fair Value assuming 10% decrease in equity prices	Fair Value assuming 10% increase in equity prices
At December 31, 2008:
Equity price sensitive investments, at fair value	$212,826	$191,544	$234,109
At December 31, 2007:
Equity price sensitive investments, at fair value	$351,482	$316,334	$386,631

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

Investment advisory fees for mutual funds are based on average daily or weekly asset values.  Advisory fees earned on Institutional and Private Wealth Management, for any given quarter, are generally determined based on asset values at the beginning of a quarter.  Any significant increases or decreases in market value of assets managed which occur during a quarter will result in a relative increase or decrease in revenues for the following quarter.

Investment Partnership advisory fees are computed based on monthly or quarterly asset values.  The incentive allocation or fee of 20% of the economic profit from Investment Partnerships is impacted by changes in the market prices of the underlying investments of these products and is not recognized until the end of the measurement period.

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates market value.

Commitments and Contingencies

We are obligated to make future payments under various contracts such as debt agreements and capital and operating lease agreements.  The following table sets forth our significant contractual cash obligations as of December 31, 2008 (in thousands):

(unaudited)	Total	2009	2010	2011	2012	2013	Thereafter
Contractual Obligations:
5.5% Senior notes	$100,000	$-	$-	$-	$-	$100,000	$-
6% Convertible note	40,000	-	-	40,000	-	-	-
6.5% Convertible note	60,000	-	-	-	-	-	60,000
Capital lease obligations	16,200	1,080	1,080	1,080	1,080	1,080	10,800
Non-cancelable operating lease obligations	1,167	533	381	168	60	25	-
Total	$217,367	$1,613	$1,461	$41,248	$1,140	$101,105	$70,800

In June 2006, GBL and Cascade agreed to amend the terms of the 2011 Note.  Effective September 15, 2006, the rate on the 2011 Note increased from 5% to 6% while the conversion price was raised to $53 per share from $52 per share.  In addition, the exercise date of Cascade’s put option was extended to May 15, 2007, the expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving GBL the right to redeem the 2011 Note at 101% of its principal amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions. On April 18, 2007, the Company and Cascade amended the terms of the 2011 Note, to extend the exercise date for Cascade’s put option from May 15, 2007 to December 17, 2007 and to extend the expiration date of the related letter of credit to December 24, 2007. The put option expired on December 17, 2007, the related letter of credit expired on December 24, 2007, and the collateral securing the letter of credit was released and became unrestricted company assets as of that date. On January 3, 2008, GBL filed a Form S-3 to register the resale of shares of GBL by Cascade. On January 22, 2008, Cascade elected to convert $10 million of the 2011 Note into 188,697 GBL shares. Cascade requested that the remaining $40 million face value of notes be segregated into eight notes each with a face value of $5 million. On October 2, 2008, GBL privately placed the 2018 Note with Cascade.  The 2018 Note bears interest at a rate of 6.5% per annum and is convertible into shares of the Company's class A common stock at an initial conversion price of $70 per share.  In connection with the issuance of the 2018 Note, the Company has set up an escrow account with an initial sum of $61.95 million, and is disclosed as restricted assets on the Statements of Financial Condition.  The Company is required to repurchase the 2018 Note at the request of the holder on specified dates and after certain circumstances involving a Change of Control or Fundamental Change as defined in the note purchase agreement.

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

Investment advisory and incentive fees are directly influenced by the level and mix of AUM as fees are derived from a contractually-determined percentage of AUM for each account as well as fulcrum fees earned on certain accounts.  Advisory fees from the open-end mutual funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable in the consolidated statements of financial condition.  Advisory fees from Institutional and Private Wealth Management ("Institutional and Private Wealth Management") are generally computed quarterly based on account values as of the end of the preceding quarter and accrued monthly, and amounts receivable are included in investment advisory fees receivable in the consolidated statements of financial condition.  Management fees from Investment Partnerships are computed either monthly or quarterly and accrued monthly, and amounts receivable are included in other receivables from affiliates in the consolidated statements of financial condition. The Company derives approximately 83% of its total revenues from advisory and management fees. These revenues vary depending upon the level of sales compared with redemptions, financial market conditions and the fee structure for AUM. Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

Revenues from Investment Partnerships also generally include an incentive allocation or a fee of 20% of the economic profit.  The incentive allocation or fee is generally based on the absolute gain in a portfolio and is recognized at the end of the measurement period, and amounts receivable are included in other receivables from affiliates in the consolidated statements of financial condition.  There were $0.1 and $2.8 million in incentive allocations or fees receivable as of December 31, 2008 and 2007, respectively.  The Company also receives fulcrum fees from certain institutional Institutional and Private Wealth Management, which are based upon meeting or exceeding specific benchmark index or indices. These fees are recognized at the end of the stipulated contract period for the respective account, and receivables due from fulcrum fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition.  There was $0.7 and $5.1 million in fulcrum fees receivable as of December 31, 2008 and 2007, respectively.  Management fees on a majority of the closed-end preferred shares are received at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period.  Receivables due on management fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition. There were no fees earned in 2008 and therefore none receivable as of December 31, 2008.  There were $10.1 million in management fees receivable on closed-end preferred shares as of December 31, 2007.

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

Distribution fees revenues are derived primarily from the distribution of Gabelli and GAMCO mutual funds (“Funds”) advised by two subsidiaries of GBL, Gabelli Funds, LLC and Teton Advisors, Inc.  Another GBL subsidiary, Gabelli & Company, distributes our open-end Funds pursuant to distribution agreements with each Fund.  Under each distribution agreement with an open-end Fund, Gabelli & Company offers and sells such open-end Fund shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of Third-Party Distribution Programs, financial intermediaries and Gabelli & Company’s sales personnel.  Gabelli & Company receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 of the Investment Company Act.  Gabelli & Company is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back-end sales charge.

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

Finally, GBL also has investment income or loss generated from its proprietary trading activities.

GBL’s principal market is in the United States.  In 2007, the GBL opened a research office in Shanghai, China and another in Singapore in early 2008 and will continue to evaluate adding additional research offices throughout the world.

Investments in Securities Transactions and Commissions Revenue and Clearing Charges

Investments in securities are accounted for as either “trading securities” or “available for sale” and are stated at quoted market values, except U.S. Treasury Bills and Notes, held at amortized cost which approximates market value. Securities that are not readily marketable are stated at their estimated fair values as determined by our management. The resulting unrealized gains and losses for trading securities are included in net gain from investments, and the unrealized gains and losses for available for sale securities, net of management fees and tax, are reported as a separate component of stockholders’ equity.  Securities transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from securities transactions are recorded on the identified cost basis and are included in net gain from investments.  Commissions revenue and related clearing charges are recorded on a trade date basis.

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

Investments in Partnerships and Affiliates

Beginning January 1, 2006, the provisions of FIN 46R and EITF 04-5 require consolidation of the majority of our investment partnerships and offshore funds managed by our subsidiaries into our consolidated financial statements.  However, since we amended the agreements of certain investment partnerships and an offshore fund on March 31, 2006, FIN 46R and EITF 04-5 only required us to consolidate these entities on our consolidated statement of income and consolidated statement of cash flows for the first quarter 2006. We were not required to consolidate these entities on our consolidated statement of financial condition at March 31, 2006.  In addition, these partnerships and offshore funds, for which the agreements were amended, are not required to be consolidated within our consolidated statement of income and consolidated statement of cash flows or on our consolidated statement of financial condition in the second quarter of 2006 or future periods as long as GBL continues to not maintain direct or indirect control over the investment partnerships and offshore funds.  For the year ended December 31, 2006, the consolidation of these entities for the first quarter 2006 had no effect on net income but does affect the classification of income between operating and other income.

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

For 2006, six entities, five investment partnerships and one offshore fund, were consolidated as a result of applying the guidance in EITF 04-5 and one entity, an offshore fund, was consolidated as a result of applying the guidance in FIN 46R. In 2007, eight entities (six investment partnerships and two offshore funds) are consolidated as a result of applying the guidance in EITF 04-5. No entities were consolidated as a result of FIN 46R for 2007 as the Company was no longer considered the primary beneficiary effective January 1, 2007.  In 2008, nine entities, the same eight entities as in 2007 and one other investment partnership, are consolidated as a result of applying the guidance in EITF 04-5.  These entities have been consolidated within our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 and will continue to be consolidated in future periods as long as we continue to maintain a direct or indirect controlling financial interest.  In addition to minor FIN 46R and EITF 04-5 adjustments to the consolidated statements of income and consolidated statements of cash flows for the years ended December 31, 2008, 2007 and 2006 related to these entities, the consolidation of these entities also resulted in minor adjustments to our consolidated statements of financial condition at December 31, 2008 and 2007.

For the years ended December 31, 2008, 2007 and 2006, the consolidation of these entities had no impact on net income but did result in (a) the elimination of revenues and expenses which are now intercompany transactions; (b) the recording of all the partnerships’ operating expenses of these entities including those pertaining to third-party interests; (c) the recording of all other income of these entities including those pertaining to third-party interests; (d) recording of income tax expense of these entities including those pertaining to third party interests and (e) the recording of minority interest which offsets the net amount of any of the partnerships’ revenues, operating expenses, other income and income taxes recorded in these respective line items which pertain to third-party interest in these entities.  While this had no impact on net income, the consolidation of these entities does affect the classification of income between operating and other income.

Goodwill and Identifiable Intangible Asset

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

At November 30, 2008, management conducted its annual assessments and assessed the recoverability of identifiable intangible assets and determined that there was an impairment relating to identifiable intangible assets on GBL’s consolidated financial statements.  As a result of this assessment, an impairment charge of approximately $1,479,000 was recorded for the year ended December 31, 2008.  At December 31, 2008, the identifiable intangible asset was approximately $1,891,000.

At November 30, 2008 and November 30, 2007, management conducted its annual assessments and assessed the recoverability of goodwill and determined that there was no impairment of the remaining goodwill on GBL’s consolidated financial statements.  In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets.  If these estimates or related projections change in the future, it may result in an impairment charge for these assets to income.

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

As of December 31, 2008, there are 369,900 RSA shares outstanding that were issued at an average grant price of $62.26. All grants of the RSAs were recommended by the Company's Chairman, who did not receive an RSA award, and approved by the Compensation Committee of the Company's Board of Directors. This expense will be recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant. During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates. Dividends declared on these RSAs are charged to retained earnings on the declaration date.

Changes in accounting policy

GAMCO has adopted FASB Statement No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 provides guidance for using fair value to measure assets and liabilities. Statement 157 provides guidance to companies about the extent of which to measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company adopted Statement 157 on January 1, 2008. Although the impact of adopting Statement 157 is immaterial to the Company’s financial statements, Statement 157 required additional disclosures within the footnotes to the financial statements.

Recent Accounting Developments

In December 2007, the FASB issued FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" ("Statement 160") to improve the relevance, comparability, and transparency of the financial information that a reporting entity with minority interests provides in its consolidated financial statements. Statement 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Statement 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. Statement 160 does not change the provisions of “Consolidated Financial Statements” ("ARB 51") related to consolidation purpose or consolidation policy or the requirement that a parent consolidate all entities in which it has a controlling financial interest. Statement 160 does, however, amend certain of ARB 51’s consolidation procedures to make them consistent with the requirements of FASB Statement 141(R) "Business Combinations". It also amends ARB 51 to provide definitions for certain terms and to clarify some terminology. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company plans to adopt this statement on January 1, 2009. Statement 160 will impact the Company's financial statement presentation and disclosure of minority interest.

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

We have audited the accompanying consolidated statements of financial condition of GAMCO Investors, Inc. and Subsidiaries (“GAMCO”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of GAMCO’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GAMCO Investors, Inc. and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note D Income Taxes to the consolidated financial statements, GAMCO adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GAMCO Investors, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

New York, New York
March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
GAMCO Investors, Inc. and Subsidiaries

We have audited GAMCO Investors, Inc. and Subsidiaries’ (“GAMCO’s”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). GAMCO’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, GAMCO Investors, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of GAMCO Investors, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, of GAMCO Investors, Inc. and Subsidiaries and our report dated March 10, 2009, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

New York, New York
March 10, 2009

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2008	2007	2006
Revenues
Investment advisory and incentive fees	$204,293	$250,410	$227,005
Commission revenue	16,129	15,729	12,619
Distribution fees and other income	24,590	26,230	21,839
Total revenues	245,012	292,369	261,463
Expenses
Compensation costs	102,840	120,036	102,411
Management fee	4,086	14,463	13,236
Distribution costs	25,090	28,500	25,366
Other operating expenses	27,979	26,203	44,103
Total expenses	159,995	189,202	185,116
Operating income	85,017	103,167	76,347
Other Income (Expense)
Net gain/(loss) from investments	(52,299)	6,147	35,613
Interest and dividend income	13,136	32,497	35,506
Interest expense	(9,674)	(11,965)	(14,226)
Total other income (expense), net	(48,837)	26,679	56,893
Income before income taxes and minority interest	36,180	129,846	133,240
Income taxes	12,323	49,548	50,848
Minority interest	(1,009)	729	10,465
Net income	$24,866	$79,569	$71,927

Net income per share:
Basic	$0.89	$2.83	$2.52
Diluted	$0.89	$2.79	$2.49

Weighted average shares outstanding:
Basic	27,805	28,142	28,542
Diluted	27,841	29,129	29,525

Dividends declared	$2.02	$1.12	$0.12

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	December 31,
	2008	2007
ASSETS

Cash and cash equivalents, including restricted cash of $2,158 and $0, respectively	$333,332	$168,319
Investments in securities, including restricted securities of $59,892 and $0, respectively	231,492	394,977
Investments in partnerships and affiliates	60,707	100,031
Receivable from brokers	16,460	40,145
Investment advisory fees receivable	11,261	33,701
Other receivables from affiliates	3,362	7,126
Capital lease	3,916	1,213
Goodwill and identifiable intangible asset	5,358	3,467
Income tax receivable and deferred tax assets	23,952	-
Other assets	7,794	8,601
Total assets	$697,634	$757,580

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers	$1,857	$7,562
Income taxes payable and deferred tax liabilities	-	9,646
Capital lease obligation	5,329	2,525
Compensation payable	15,862	25,362
Securities sold, not yet purchased	1,677	2,229
Accrued expenses and other liabilities	23,605	46,703
Total operating liabilities	48,330	94,027

5.5% Senior notes (due May 15, 2013)	99,000	100,000
6% Convertible note, $40 million outstanding (conversion price, $53.00 per share; note due August 14, 2011)	39,766	49,608
6.5% Convertible note, $60 million outstanding (conversion price, $70.00 per share; note due October 2, 2018)	60,000	-

Total liabilities	247,096	243,635

Minority interest	10,385	12,630

Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $.001 par value; 100,000,000 shares
authorized; 13,018,869 and 12,574,995 shares issued, respectively; 7,367,090 and 7,819,741 shares outstanding, respectively	13	12
Class B Common Stock, $.001 par value; 100,000,000 shares
authorized; 24,000,000 shares issued and 20,378,699 and
20,626,644 shares outstanding, respectively	20	21
Additional paid-in capital	245,973	230,483
Retained earnings	413,761	445,121
Accumulated other comprehensive gain	14,923	20,815
Treasury stock, class A, at cost (5,651,779 and 4,755,254 shares, respectively)	(234,537)	(195,137)
Total stockholders' equity	440,153	501,315

Total liabilities and stockholders' equity	$697,634	$757,580

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre-hensive (Loss) / Gain	Treasury Stock	Total
Balance at December 31, 2005	$33	$226,353	$329,463	$526	$(131,873)	$424,502

Comprehensive income:
Net income	-	-	71,927	-	-	71,927
Other comprehensive gain:
Net unrealized gains on securities
available for sale, net of management
fees and income tax expense of $7,649	-	-	-	9,834	-	9,834
Foreign currency translation	-	-	-	67	-	67
Total comprehensive income						81,828
Dividends declared	-	-	(3,413)	-	-	(3,413)
Discount on debt amendment	-	633	-	-	-	633
Excess tax benefit for exercised stock options		1,782				1,782
Stock based compensation expense	-	53	-	-	-	53
Exercise of stock options including tax benefit	-	878	-	-	-	878
Capitalized costs	-	-	(84)	-	-	(84)
Purchase of treasury stock	-	-	-	-	(54,603)	(54,603)
Balance at December 31, 2006	$33	$229,699	$397,893	$10,427	$(186,476)	$451,576

Cumulative effect of applying the provisions of FIN 48 at January 1, 2007	-	-	(822)	-	-	(822)
Comprehensive income:
Net income	-	-	79,569	-	-	79,569
Other comprehensive gain:
Net unrealized gains on securities
available for sale, net of management
fees and income tax expense of $4,968	-	-	-	10,380	-	10,380
Foreign currency translation	-	-	-	8	-	8
Total comprehensive income						89,957
Dividends declared	-	-	(31,519)	-	-	(31,519)
Stock based compensation expense	-	483	-	-	-	483
Exercise of stock options including tax benefit	-	301	-	-	-	301
Purchase of treasury stock	-	-	-	-	(8,661)	(8,661)
Balance at December 31, 2007	$33	$230,483	$445,121	$20,815	$(195,137)	$501,315

Comprehensive income:
Net income	-	-	24,866	-	-	24,866
Other comprehensive loss:
Net unrealized losses on securities
available for sale, net of management
fees and income tax benefit of $16,294	-	-	-	(5,716)	-	(5,716)
Foreign currency translation	-	-	-	(176)	-	(176)
Total comprehensive income						18,974
Dividends declared	-	-	(56,226)	-	-	(56,226)
Stock based compensation expense	-	4,892	-	-	-	4,892
Conversion of 6% convertible note	-	9,923	-	-	-	9,923
Exercise of stock options including tax benefit	-	675	-	-	-	675
Purchase of treasury stock	-	-	-	-	(39,400)	(39,400)
Balance at December 31, 2008	$33	$245,973	$413,761	$14,923	$(234,537)	$440,153

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2008	2007	2006
Operating activities
Net income	$24,866	$79,569	$71,927
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net (gains)/losses from partnerships and affiliates	11,155	(5,489)	(7,427)
Depreciation and amortization	1,127	962	882
Stock based compensation expense	4,892	483	53
Deferred income tax	(1,642)	1,907	(7,129)
Tax benefit from exercise of stock options	10	62	191
Foreign currency translation gain/(loss)	(176)	8	67
Other-than-temporary loss on available for sale securities	17,352	5,072	40
Impairment of goodwill and identifiable intangible asset	1,479	56	-
Market value of donated securities	507	273	331
Minority interest in net income/loss of consolidated subsidiaries	(632)	834	1,641
Realized (gains)/losses on sales of available for sale securities	33	(2,239)	(621)
Realized (gains)/losses on sales of trading investments in securities and covers of securities sold, not yet purchased, net	14,277	(16,816)	(18,667)
Change in unrealized value of trading investments in securities and securities sold, not yet purchased, net	2,412	9,984	(2,035)
Amortization of discount on debt	158	104	137
Acquisition of identifiable intangible asset	(3,370)	-	-
Excess tax benefit adjustment	-	-	1,782
(Increase) decrease in operating assets:
Purchases of trading investments in securities	(611,641)	(1,253,493)	(1,021,339)
Proceeds from sales of trading investments in securities	695,385	1,364,328	995,435
Cost of covers of securities sold, not yet purchased	(34,890)	(118,530)	(18,607)
Proceeds from sales of securities sold, not yet purchased	36,664	123,931	18,912
Investments in partnerships and affiliates	(182)	(17,998)	(4,903)
Distributions from partnerships and affiliates	23,132	17,229	14,615
Receivable from brokers	23,627	17,467	(42,052)
Income tax receivable and deferred tax assets	(23,736)	-	-
Investment advisory fees receivable	22,467	(2,532)	(9,123)
Other receivables from affiliates	4,377	2,785	3,155
Other assets	(167)	609	(2,486)
Increase (decrease) in operating liabilities:
Payable to brokers	(5,704)	(27,304)	30,929
Income taxes payable and deferred tax liabilities	6,060	(9,969)	4,423
Compensation payable	(7,494)	(6,237)	1,344
Accrued expenses and other liabilities	(23,740)	6,068	22,769
Effects of consolidation of investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5:
Realized (gains)/losses on sales of investments in securities and costs of covers of securities sold, not yet purchased, net	689	(671)	(12,522)
Change in unrealized value of investments in securities and securities sold, not yet purchased, net	1,109	927	(5,627)
Equity in net (gains)/losses from partnerships and affiliates	7,312	(1,116)	(885)
Purchases of trading investments in securities and securities sold short, not yet purchased	(21,875)	(49,774)	(675,519)
Proceeds from sales of trading investments in securities and securities sold short	22,198	55,853	652,880
Investments in partnerships and affiliates	(239)	(2,000)	(2,004)
Distributions from partnerships and affiliates	528	5,589	380
Decrease (increase) in investment advisory fees receivable	(648)	(75)	127
Decrease (increase) in receivable from brokers	59	(3,930)	(9,290)
Decrease in other assets	75	39	441
Increase (decrease) in payable to brokers	(1)	(1,480)	7,263
Increase (decrease) in accrued expenses and other liabilities	451	174	(11,643)
Income related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net	(2,821)	603	16,447
Total adjustments	158,577	95,694	(77,635)
Net cash provided by (used in) operating activities	183,443	175,263	(5,708)

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2008	2007	2006
Investing activities
Purchases of available for sale securities	(1,832)	(26,376)	(5,434)
Proceeds from sales of available for sale securities	20,621	5,195	2,766
Net cash provided by (used in) investing activities	18,789	(21,181)	(2,668)
Financing activities
Dividend paid to minority stockholders of subsidiary	(604)	(441)	(795)
Payoff of 5.22% senior notes	(1,000)	(82,308)	-
Contributions related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net	252	(1,199)	29,734
Proceeds from exercise of stock options	666	238	687
Dividends paid	(56,226)	(31,519)	(3,413)
Issuance of convertible note	60,000	-	-
Purchase of treasury stock	(39,400)	(8,661)	(54,603)
Net cash used in financing activities	(36,312)	(123,890)	(28,390)
Net increase (decrease) in cash and cash equivalents	165,920	30,192	(36,766)
Net increase/(decrease) in cash from partnerships and offshore funds consolidated under FIN 46R and EITF 04-5	(609)	-	1,754
Effect of exchange rates on cash and cash equivalents	(298)	14	(36)
Cash and cash equivalents at beginning of year	168,319	138,113	173,161
Cash and cash equivalents at end of year	$333,332	$168,319	$138,113
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,746	$15,116	$13,019
Cash paid for income taxes	$33,549	$49,763	$46,314

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

On February 17, 1999, we completed our sale of 6 million shares of class A common stock in the Offering and received proceeds, after fees and expenses, of approximately $96 million.  Immediately after the Offering, GFI owned 80% of the outstanding common stock of GBL and as of December 31, 2008 their ownership is 72.2%.  In addition, with the completion of the Offering, we became a “C” Corporation for federal and state income tax purposes and are subject to substantially higher income tax rates.  Our corporate name change to GAMCO Investors, Inc. became effective August 29, 2005.

The accompanying consolidated financial statements include the assets, liabilities and earnings of:

·	GBL; and

·
Our wholly-owned subsidiaries: Gabelli Funds, LLC (“Funds Advisor”), GAMCO Asset Management Inc. (“GAMCO”), GAMCO Asset Management (UK) Limited, Gabelli Arbitrage Holdings LLC, Gabelli Trading Holdings LLC, Gabelli Fixed Income, Inc. (“Fixed Income”) and its subsidiaries, GAMCO International Partners LLC, GAMCO Acquisition LLC, GAMCO Asset Management (Singapore) Pte. Ltd.;

·	Our majority-owned or majority-controlled subsidiaries: Gabelli Securities, Inc. (“GSI”) and its subsidiaries and Teton Advisors, Inc. (“Teton”); and

·
Certain investment partnerships ("Investment Partnerships") and offshore funds in which we have a direct or indirect controlling financial interest as required by FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”) and FASB Emerging Issue Task Force Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (“EITF 04-5”). Please see Note D included herein.

At December 31, 2008, 2007, and 2006 we owned approximately 92% of GSI and had a 51% voting interest in Teton (42% economic interest).   The consolidated financial statements comprise the financial statements of GBL and its subsidiaries as of December 31 of each year.  The financial statements of the subsidiaries are prepared for the same reporting year as the parent company, using consistent accounting policies.  All significant intercompany transactions and balances have been eliminated.  Subsidiaries are fully consolidated from the date of acquisition, being the date on which GBL obtains control, and continue to be consolidated until the date that such control ceases.

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

Cash and Cash Equivalents

Cash equivalents primarily consist of affiliated money market mutual funds which are highly liquid.  U.S. Treasury Bills and Notes with maturities of less than three months at the time of purchase are considered cash equivalents.  At December 31, 2008 approximately $2.2 million of cash and cash equivalents was held in escrow to partially secure the $60 million convertible note, and this amount was disclosed as restricted cash on the consolidated statements of financial condition.

Securities Transactions

Investments in securities are accounted for as either “trading securities” or “available for sale” and are stated at quoted market values, except U.S. Treasury Bills and Notes, which are carried at amortized cost which approximates market value.  Securities that are not readily marketable are stated at their estimated fair values as determined by our management. The resulting unrealized gains and losses for trading securities are included in net gain/(loss) from investments, and the unrealized gains and losses for available for sale securities, net of management fees and tax, are reported as a separate component of stockholders’ equity.  Securities transactions and any related gains and losses are recorded on a trade date basis.  Realized gains and losses from securities transactions are recorded on the identified cost basis and are included in net gain/(loss) from investments.

At December 31, 2008, approximately $59.9 million of investments in securities was held in escrow to secure the $60 million convertible note, and this amount was disclosed as restricted investments in securities on the consolidated statements of financial condition.

Securities sold, but not yet purchased are recorded at trade date, and are stated at quoted market values and represent obligations of GBL to purchase the securities at prevailing market prices. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amounts recorded on the consolidated statements of financial condition.  The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the sales commitments.  Realized gains and losses from covers of securities sold, not yet purchased transactions are included in net gain/(loss) from investments.

Investments in Partnerships and Affiliates

Internal partnerships not consolidated under FIN 46R or EITF04-5 guidance and all external partnerships, whose underlying assets consist mainly of marketable securities, are accounted for using the equity method and are recorded as investments in partnerships and affiliates on the statements of financial condition.  The Company’s share in net earnings or losses of these partnerships and affiliated entities was reflected in income as earned and are included in net gain/(loss) from investments.  Capital contributions were recorded as investments when paid and distributions received were reductions of the investments.  Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

Receivables from and Payables to Brokers

Receivables from and payables to brokers consist of amounts arising primarily from the purchases and sales of securities.

Major Revenue-Generating Services and Revenue Recognition

The Company’s revenues are derived primarily from investment advisory and incentive fees, commissions and distribution fees.

Investment advisory and incentive fees are directly influenced by the level and mix of assets under management ("AUM") as fees are derived from a contractually-determined percentage of AUM for each account as well as fulcrum fees earned on certain accounts.  Advisory fees from the open-end mutual funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable in the consolidated statements of financial condition.  Advisory fees from Institutional and Private Wealth Management ("Institutional and Private Wealth Management") are generally computed quarterly based on account values as of the end of the preceding quarter and accrued monthly, and amounts receivable are included in investment advisory fees receivable in the consolidated statements of financial condition.  Management fees from investment partnerships and offshore funds are computed either monthly or quarterly and accrued monthly, and amounts receivable are included in other receivables from affiliates in the consolidated statements of financial condition. The Company derives approximately 83% of its total revenues from advisory and management fees. These revenues vary depending upon the level of sales compared with redemptions, financial market conditions and the fee structure for AUM. Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

Revenues from investment partnerships and offshore funds also generally include an incentive allocation or a fee of 20% of the economic profit.  The incentive allocation or fee is generally based on the absolute gain in a portfolio and is recognized at the end of the measurement period, and amounts receivable are included in other receivables from affiliates in the consolidated statements of financial condition.  There were $0.1 and $2.8 million in incentive allocations or fees receivable as of December 31, 2008 and 2007, respectively.  The Company also receives fulcrum fees from certain Institutional and Private Wealth Management, which are based upon meeting or exceeding specific benchmark index or indices. These fees are recognized at the end of the stipulated contract period for the respective account, and receivables due from fulcrum fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition.  There was $0.7 and $5.1 million in fulcrum fees receivable as of December 31, 2008 and 2007, respectively.  Management fees on a majority of the closed-end preferred shares are received at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period.  Receivables due on management fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition. There were no fees earned in 2008 and therefore none receivable as of December 31, 2008.  There was $10.1 million in management fees receivable on closed-end preferred shares as of December 31, 2007.

Gabelli & Company, Inc., a subsidiary of GBL, generates brokerage commission revenues and related clearing charges on a trade-date basis from securities transactions executed on an agency basis on behalf of institutional clients and mutual funds, private wealth management clients and retail customers of affiliate companies.  It is also involved in syndicated underwriting activities.  It participates in syndicated underwritings of public equity and debt offerings managed by major investment banks. It provides institutional investors and investment partnerships with investment ideas on numerous industries and special situations, with a particular focus on small-cap and mid-cap companies.  Commissions revenue and related clearing charges are recorded on a trade-date basis and are included in commission revenue and other operating expenses, respectively.

Distribution fees revenues are derived primarily from the distribution of Gabelli and GAMCO open-end mutual funds (“Funds”) advised by two subsidiaries of GBL, Funds Advisor and Teton.  Another GBL subsidiary, Gabelli & Company, distributes our open-end Funds pursuant to distribution agreements with each Fund.  Under each distribution agreement with an open-end Fund, Gabelli & Company offers and sells such open-end Fund shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of Third-Party Distribution Programs, financial intermediaries and Gabelli & Company’s sales personnel.  Gabelli & Company receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 (“12b-1”) of the Investment Company Act.  Gabelli & Company is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back-end sales charge.

Under the distribution plans, the open-end Class AAA shares of the Funds (except The Gabelli US Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund) and the Class A shares of certain Funds pay Gabelli & Company a distribution or service fee of .25% per year (except the Class A shares of the Westwood Funds which pay .50% per year) on the average daily net assets of the fund. Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%.  Gabelli & Company’s distribution agreements with the Funds may continue in effect from year to year only if specifically approved at least annually by (i) the Fund's Board of Directors or Trustees or (ii) the Fund's shareholders and, in either case, the vote of a majority of the Fund's directors or trustees who are not parties to the agreement or "interested persons" of any such party, within the meaning of the Investment Company Act. Each Fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days' written notice by (i) a vote of the majority of its directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Fund. Each distribution agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act.  Gabelli & Company may terminate a distribution agreement without penalty upon 60 days' written notice.

Distribution fees from the open-end mutual funds are computed daily based on average net assets and are accrued monthly. The amounts receivable for distribution fees are included in other receivables from affiliates on the consolidated statements of financial condition.

Finally, GBL also has investment gains or losses generated from its proprietary trading activities which are included in net gain/(loss) from investments.

GBL’s principal market is in the United States.  In 2007, the GBL opened a research office in Shanghai, China and another in Singapore in early 2008 and will continue to evaluate adding additional research offices throughout the world.

Distribution Costs

We incur certain promotion and distribution costs, which are expensed as incurred, principally related to the sale of shares of open-end mutual funds, shares sold in the initial public offerings of our closed-end funds, and after-market support services related to our closed-end funds.  Distribution costs relating to closed-end funds were approximately $1,663,000, $7,467,000 and $8,217,000 for 2008, 2007 and 2006, respectively.  During the second quarter of 2007, we made a prepayment of $4.2 million in connection with the termination of certain after-market support services related to the common share assets of the Gabelli Global Deal Fund which is included in distribution costs on the consolidated statement of income.  In fourth quarter 2006, we made a prepayment of $4.2 million in distribution expenses to a broker in connection with the termination of certain after-market support services related to the common share assets of The Gabelli Dividend and Income Trust which is included in distribution costs on the consolidated statement of income.

Dividends and Interest Income and Interest Expense

Dividends are recorded on the ex-dividend date.  Interest income and interest expense are accrued as earned or incurred.

Depreciation and Amortization

Fixed assets other than leasehold improvements, with net book value of $0.9 million and $0.7 million at December 31, 2008 and 2007, respectively, which are included in other assets, are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements, with net book value of $2.0 million and $2.1 million at December 31, 2008 and 2007, respectively, which are included in other assets, are recorded at cost and amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter.  Periodic minimum lease payments on the capital lease are allocated between a reduction of the obligation and interest expense to produce a constant periodic interest rate on the remaining balance of the obligation while the leased property is depreciated utilizing the straight-line method over the term of the lease, which expires on December 31, 2023.  The capital lease was extended on September 15, 2008 to December 31, 2023 from April 30, 2013.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 (“Statement No. 133”), Accounting for Derivative Instruments and Hedging Activities, as amended. Statement No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. The Company uses swaps, forwards and treasury futures to manage its exposure to market and credit risks from changes in certain equity prices, interest rates, and volatility and does not hold or issue swaps, forwards or treasury futures for speculative or trading purposes.  These swaps, forwards and treasury futures are not designated as hedges, and changes in fair values of these derivatives are included in net gain/(loss) from investments in the consolidated statements of income. The unrealized change in fair value of swaps, forwards and treasury futures are included in the investments in securities in the consolidated statements of financial condition. The notional value of derivatives at December 31, 2008 and 2007 was ($5.1) million and ($1.8) million, respectively.

Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed.  Goodwill is tested for impairment at least annually.

There was an impairment charge of $56,000 recorded for the year ended December 31, 2007 as a result of the voluntary deregistration of an inactive broker dealer subsidiary.

At November 30, 2008, management conducted its annual assessments and assessed the recoverability of its identifiable intangible asset, the Gabelli Enterprise Mergers and Acquisition Fund advisory contract, which was acquired during 2008, and determined that there was an impairment relating to the identifiable intangible asset on GBL’s consolidated financial statements due to the decline in AUM in the fund since it was acquired.  As a result of this assessment, an impairment charge of approximately $1,479,000 was recorded for the year ended December 31, 2008.

At November 30, 2008 and November 30, 2007, management conducted its annual assessments and assessed the recoverability of goodwill and determined that there was no further impairment of the remaining goodwill on GBL’s consolidated financial statements.

In assessing the recoverability of goodwill and identifiable intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets.  If these estimates or related projections change in the future, it may result in an impairment charge for these assets to income.

Income Taxes

Income tax expense is based on pre-tax financial accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions.

The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FASB Interpretation No. 48 “Accounting For Uncertainty in Income Taxes” (“FIN 48”).  Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or concluded.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Minority Interest

For the years ended December 31, 2008, 2007 and 2006, minority interest on the consolidated statements of income represents income attributable to the minority stockholders of GSI and Teton, as well as for certain investment partnerships and offshore funds that are consolidated as required by FIN 46R and EITF 04-5.  The minority stockholders of Teton are principally employees, officers and directors of GBL.

As of December 31, 2008 and 2007, minority interest on the consolidated statements of financial condition represents amounts attributable to the minority stockholders of GSI and Teton, as well as amounts attributable to the other investors of certain investment partnerships and offshore funds that are consolidated as required by EITF 04-5.

Fair Values of Financial Instruments

The carrying amount of all assets and liabilities, other than goodwill and identifiable intangible asset, capital lease, fixed assets, leasehold improvements, and certain other assets in the consolidated statements of financial condition approximate their fair values.

Earnings Per Share

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic net income per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year.

Diluted net income per share, in addition to the weighted average number of shares determined for basic net income per share, includes common stock equivalents which would arise from the exercise of stock options and from the vesting of unvested restricted stock awards using the treasury stock method and, if dilutive, assumes the conversion of the convertible notes for the periods outstanding since the issuances in August 2001 and October 2008.  An average of 35,000, 42,000 and 29,000 incremental shares were included as the dilutive effect of stock options and restricted stock awards ("RSAs") in 2008, 2007 and 2006, respectively.  RSAs only affect the 2008 and 2007 weighted average shares as they were granted to employees of the Company during 2008 and 2007. The allocation of these RSAs was recommended by Mario J. Gabelli ("Mr. Gabelli" or "Chairman") who did not receive an RSA award.  In 2008, the assumed conversion of the convertible notes would be anti-dilutive and, accordingly, have not been included in computing diluted net income per share.  In 2007, net income is adjusted for interest expense, net of management fees and taxes, of $1,715,000 and the weighted average shares outstanding includes 943,000 incremental shares as the convertible note had a dilutive effect.  In 2006, net income is adjusted for interest expense, net of management fees and taxes, of $1,489,000 and the weighted average shares outstanding includes 956,000 incremental shares as the convertible note had a dilutive effect.

Management Fee

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli or his designee for acting as CEO pursuant to his amended Employment Agreement so long as he is an executive of GBL and devoting the substantial majority of his working time to the business. In accordance with his amended employment agreement, he has allocated $1.7 million and $1.5 million of his management fee to certain other employees of the Company in 2008 and 2007, respectively.

Stock Based Compensation

The Company maintains two Stock Award and Incentive Plans (the “Plans”) approved by the shareholders, which are designed to provide incentives which will attract and retain individuals key to the success of GBL through direct or indirect ownership of our common stock. The Plans were previously adopted and approved by our shareholders as a means to attract, retain and motivate employees. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” in accordance with the transition and disclosure provisions under the recently issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Previously the Company had elected to use the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  Accordingly, no compensation expense was recognized where the exercise price equaled or exceeded the market price of the underlying stock on the date of grant.  The Company adopted Statement 123 (R) “Share-Based Payment” (“Statement 123 (R)”) on January 1, 2005.  In light of the Company’s modified prospective adoption of the fair value recognition provisions of Statement 123 (R) for all grants of employee stock options, the adoption of Statement 123 (R) did not have a material impact on the consolidated financial statements.  In 2008, 2007 and 2006, we have recognized a total of $4,892,000, $417,000 and $53,000, respectively, in stock-based compensation expense.  The Company expenses stock option compensation over the vesting period of the option in line with the vesting characteristics.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents held.  The Company maintains cash and cash equivalents primarily in the Gabelli U.S. Treasury Money Market Fund, which invests fully in instruments issued by the U.S. government, and to a much lesser extent with various financial institutions, where these balances may sometimes exceed the federally insured limit.  The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  In addition, the credit risk is further limited by virtue of the fact that no single advisory relationship provided over 10 percent of the total revenue of the Company during the years 2008, 2007, or 2006.  All investments in securities are held at third party brokers or custodians.

Business Segments

The Company operates predominantly in one business segment, the investment advisory and asset management business.  The Company conducts its investment advisory business principally through: GAMCO (Institutional and Private Wealth Management), Funds Advisor (Mutual Funds) and GSI (Investment Partnerships).  The Company also acts as an underwriter, is a distributor of open-end mutual funds and provides institutional research through Gabelli & Company, the Company’s broker-dealer subsidiary.

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

Changes in accounting policy

The Company has adopted FASB Statement No. 157, “Fair Value Measurements” (“Statement 157”). The statement provides guidance for using fair value to measure assets and liabilities. The statement provides guidance to companies about the extent of which to measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company adopted this statement on January 1, 2008. Although the impact of adopting Statement 157 is immaterial to the Company’s financial statements, Statement 157 required additional disclosures within the footnotes to the financial statements.  Refer also to Note C

B.  Investments in Securities

Investments in securities at December 31, 2008 and 2007 consisted of the following:

	2008		2007
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
U.S. Government obligations	$65,459	$65,880	$116,007	$117,502
Corporate bonds	4,875	4,988	-	-
Common stocks	85,872	82,667	91,892	95,163
Mutual funds	1,105	870	49,703	47,089
Preferred stocks	31	95	-	-
Other investments	338	866	572	688
Total trading securities	157,680	155,366	258,174	260,442

Available for sale securities:
Common stocks	18,969	29,680	21,061	44,857
Mutual funds	45,450	46,446	79,688	89,678
Total available for sale securities	64,419	76,126	100,749	134,535

Total investments in securities	$222,099	$231,492	$358,923	$394,977

Securities sold, not yet purchased at December 31, 2008 and 2007 consisted of the following:

	2008		2007
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Common stocks	$2,328	$2,058	$1,836	$1,798
Mutual funds	67	23	553	427
Other investments	-	(404)	4	4
Total Securities sold, not yet purchased	$2,395	$1,677	$2,393	$2,229

The aggregate fair value of available for sale securities at December 31, 2008 and 2007 was $76.1 million and $134.5 million, respectively.  The total unrealized gains for available for sale securities with net unrealized gains was $12.6 million and $34.1 million at December 31, 2008 and 2007, respectively, while the total unrealized losses for available for sale securities with net unrealized losses was $0.9 million and $0.3 million, respectively.

Investments classified as available for sale at December 31, 2008 and 2007 that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	2008			2007
	Cost	Unrealized Losses	Fair Value	Cost	Unrealized Losses	Fair Value
			(In thousands)
Mutual funds	$16,840	$(898)	$15,942	$4,163	$(336)	$3,827
Total available for sale securities in unrealized loss positions	$16,840	$(898)	$15,942	$4,163	$(336)	$3,827

GBL has an established accounting policy and methodology to determine other-than-temporary impairment.  Under this policy, a holding must generally be impaired for nine consecutive months in order to be considered other-than-temporarily impaired.  Once the nine month threshold is met, the investment is considered other-than-temporarily impaired and the appropriate writedown is taken in accordance with FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities".  However, the determination of temporary versus other-than-temporary impairment for investments where the impairment is less than nine consecutive months are subject to further scrutiny.  GBL augments the general systematic “nine month” methodology by identifying both issuer-specific declines and market/industry related declines, which might indicate other-than-temporary impairment in instances where the nine consecutive month threshold has not yet been met.  At December 31, 2008, due to the market declines that occurred in 2008 we determined that any investment whose market value was lower than its cost by 10%, irrespective of the “nine month” methodology, was considered other-than-temporarily impaired and was written down through the consolidated statement of income.  For the year ended December 31, 2008, there were $16.6 million of such writedowns.

At December 31, 2008, there were 11 holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position (less than nine months) and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at December 31, 2008 were mutual funds with diversified holdings across multiple companies and in most cases across multiple industries.  Given this diversification, it was concluded that no deviation from the nine month criteria was warranted.  One holding was impaired for one month, one holding was impaired for two consecutive months, two holdings were impaired for three consecutive months, six holdings were impaired for four consecutive months, and one holding was impaired for eight consecutive months.  The value of these holdings at December 31, 2008 was $15.9 million.

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

For the years ended December 31, 2008, 2007 and 2006, there were $17.4 million, $5.1 million and $0.1 million, respectively, in losses on available for sale securities deemed to be other than temporary, which were recorded in the consolidated statements of income.

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Investments in treasury bills and notes with maturities of greater than three months at the time of purchase are classified as investments in securities and with maturities of three months or less at time of purchase are classified as cash and cash equivalents.  A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses, net of deferred taxes, reported in current period earnings in net gain/(loss) from investments in the consolidated statements of income.  Available for sale investments are stated at fair value, with any unrealized gains or losses, net of management fee and taxes, reported as a component of stockholders’ equity except for losses deemed to be other than temporary which are recorded as realized losses in the consolidated statements of income.

C.  Fair Value

In September 2006, the FASB issued Statement 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. All of the instruments within cash and cash equivalents, investments in securities and securities sold, not yet purchased are measured at fair value.

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

Cash and cash equivalents - Cash and cash equivalents are valued using quoted market prices. Valuation adjustments are not necessary.  Accordingly, cash and cash equivalents are categorized in Level 1 of the fair value hierarchy.

Investments in securities and securities sold, not yet purchased -
Investments in securities and securities sold, not yet purchased are generally valued based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied, and they are categorized in Level 1 of the fair value hierarchy. Listed derivatives that are actively traded and are valued based on quoted prices from an exchange are also categorized in Level 1 of the fair value hierarchy. Investments in United States Treasury Bills and Notes, which are valued at amortized cost that approximates fair value, included in Level 1 were $65.9 million as of December 31, 2008. Listed derivatives that are not actively traded are valued using the same approaches as those applied to over the counter derivatives, and they are generally categorized in Level 2 of the fair value hierarchy.  Included in Level 2 is also the unrealized from listed derivatives that are not actively traded.  Nonpublic and infrequently traded investments are included in Level 3 of the fair value hierarchy because significant inputs to measure fair value are unobservable.

The following table presents information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008 (in thousands)

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Cash and cash equivalents	$333,332	$-	$-	$333,332
Investments in securities:
Available-for-sale	76,126	-	-	76,126
Trading	153,315	510	1,541	155,366
Total investments in securities	229,441	510	1,541	231,492
Total financial instruments owned	$562,773	$510	$1,541	$564,824
Liabilities
Securities sold, not yet purchased	$2,081	$(404)	$-	$1,677

The following table presents additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the year ended December 31, 2008 (in thousands)

		Total Realized and Unrealized Gains or (Losses) in Income		Total Unrealized Gains or (Losses) Included in Other	Total Realized and Unrealized	Purchases	Net Transfers In and/or
Asset	Beginning Balance	Trading	Investments	Comprehensive Income	Gains or (Losses)	and Sales, net	(Out) of Level 3	Ending Balance
Financial instruments owned:
Investments in securities - trading	$1,423	$(892)	$-	$-	$(892)	$706	$304	$1,541
Total	$1,423	$(892)	$-	$-	$(892)	$706	$304	$1,541

Unrealized Level 3 losses included in the consolidated statements of income for the year ended December 31, 2008 was approximately $0.7 million for those Level 3 securities held at December 31, 2008.

Fair value has not been elected on the consolidated statement of financial condition for the identifiable intangible asset and goodwill, which are held at approximately $1.8 million and $3.6 million, respectively.  The carrying values were arrived at using a discounted cash flow method.

D.  Consolidated Partnerships and Offshore Funds

Beginning January 1, 2006, the provisions of FIN 46R and EITF 04-5 require consolidation of the majority of the investment partnerships and offshore funds managed by the subsidiaries into the consolidated financial statements.  However, since the Company amended the agreements of certain investment partnerships and an offshore fund on March 31, 2006, FIN 46R and EITF 04-5 only required the Company to consolidate these entities on the consolidated statements of income and consolidated statements of cash flows for the first quarter 2006. The business purpose of amending the agreements was to avoid having to consolidate them.  There was no economic impact of giving up control of these entities.

The consolidation of the entities whose agreements were amended to add the substantive kickout rights and were not consolidated at and after March 31, 2006 but whose results of operations were consolidated for the three months ended March 31, 2006 had the following impact on the consolidated statement of income for the three months ended March 31, 2006: decrease to distribution fees and other income revenues of $0.9 million, increase to other operating expenses of $0.2 million, decrease in operating income of $1.0 million, increase to net gain/(loss) from investments of $13.6 million, increase to interest and dividend income of $1.3 million, increase to interest expense of $0.6 million, increase to income taxes of $4.9 million and an increase to minority interest of $8.2 million.  There was no impact on net income for the three months ended March 31, 2006.  The impact on the cash flows for the three months ended March 31, 2006 was as follows:  $627.9 million in purchase of trading investments in securities and securities sold short, not yet purchased, $609.4 million in proceeds from sales of trading investments in securities and securities sold short, not yet purchased, $28.2 million in contributions related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net, $13.8 million of income related to investment partnerships and offshore funds consolidated under FIN 46R and EITF 04-5, net, $11.5 million increase in receivable from brokers, $11.7 million of realized gains on sales of investments in securities and securities sold short, not yet purchased, $11.4 million decrease in accrued expenses and other liabilities, $6.3 million increase in payable to brokers, $4.7 million increase in unrealized value of investments in securities and securities sold short, not yet purchased, $0.3 million of investments in partnerships and affiliates, $0.4 million of equity in net gains/(losses) from partnerships and affiliates, less than $0.1 million in distributions from partnerships and affiliates, and $0.3 million decrease in other assets.

The Company was not required to consolidate these entities with amended agreements on the consolidated statements of financial condition at March 31, 2006.  In addition, these partnerships and offshore funds, for which the agreements were amended, are not required to be consolidated within the consolidated statements of income and consolidated statements of cash flows or on the consolidated statements of financial condition from the second quarter 2006 and forward as long as GBL continues to not maintain direct or indirect control over the investment partnerships and offshore funds.  For the year ended December 31, 2006, the consolidation of these entities for the first quarter 2006 had no effect on net income but does affect the classification of income between operating and other income. The equity method of accounting is applied for the investment partnerships and offshore funds that are not consolidated under the provisions of FIN 46R and EITF 04-5.

In addition to the previously-mentioned entities consolidated for the first quarter of 2006 only, the Company also consolidated five other investment partnerships and two other offshore funds in which the Company had a direct or indirect controlling financial interest as of and for the year ended December 31, 2006.  Six of these seven entities were consolidated as of and for the year ended December 31, 2006 as a result of applying the guidance in EITF 04-5 and the one other entity, an offshore fund, was consolidated as a variable interest entity ("VIE") as a result of applying the guidance in FIN 46R. These entities have been consolidated within the consolidated financial statements for the year ended December 31, 2006.  In addition to minor FIN 46R and EITF 04-5 adjustments to the consolidated statements of income and consolidated statements of cash flows for the year ended December 31, 2006 related to these entities.  The consolidation of these entities on the consolidated statements of financial condition has increased assets by $17.5 million, liabilities by $3.2 million and minority interest by $14.3 million.  As of and for the year ended December 31, 2007, eight entities (the same six entities that were consolidated under EITF 04-5 as for the prior year as well as two new entities established in 2007 for a total of six investment partnerships and two offshore funds) are consolidated as a result of applying the guidance in EITF 04-5.  As of and for the year ended December 31, 2008, eight entities (seven of the eight entities that were consolidated under EITF 04-5 as for 2007 and one additional investment partnerships) are consolidated as a result of applying the guidance in EITF 04-5. These entities have been consolidated within the consolidated financial statements for the year ended December 31, 2008 and will continue to be consolidated in future periods as long as the Company continue to maintain a direct or indirect controlling financial interest. As of and for the years ended December 31, 2008 and 2007, the Company no longer consolidates any investment partnerships or offshore funds under FIN 46R, and the Company will continue to not consolidate under FIN 46R as long as the Company does not maintain a direct or indirect controlling financial interest.  At December 31, 2008 and 2007, the consolidation of these entities on the consolidated statements of financial condition has increased assets by $5.0 million and $5.3 million, respectively, liabilities by $0.8 million and $0.1 million, respectively, and minority interest by $4.2 million and $5.2 million, respectively.

For the years ended December 31, 2008 and 2007, the consolidation of these entities had no impact on net income but did result in (a) the elimination of revenues and expenses which are now intercompany transactions; (b) the recording of all the partnerships’ operating expenses of these entities including those pertaining to third-party interests; (c) the recording of all other income of these entities including those pertaining to third-party interests; (d) recording of income tax expense of these entities including those pertaining to third party interests and (e) the recording of minority interest which offsets the net amount of any of the partnerships’ revenues, operating expenses, other income and income taxes recorded in these respective line items which pertain to third-party interest in these entities.  While this had no impact on net income, the consolidation of these entities does affect the classification of income between operating and other income.

Some of the partnerships and offshore funds that are consolidated have investments in derivative instruments, including credit default swaps, equity swaps, put options and call options.  The notional value of such investments in derivative instruments at December 31, 2008 and 2007, were ($4.3) million and ($3.3) million, respectively, while the unrealized value of these investments were $0.7 million and $0.2 million, respectively.

E.  Variable Interest Entities

The Company also currently serves as the investment manager or co-investment manager for five offshore funds and the general partner for one partnership, which are classified as VIEs.  These offshore funds seek to earn absolute returns for investors and are primarily focused within our event-driven long/short equity and sector-focused strategies.   The partnership seeks to generate absolute returns by investing in, and optimizing, a portfolio of several investment partnerships managed and advised by us.  The Company’s involvement with one of these offshore funds began in 1994 but the majority of the offshore funds were launched between 1999 and 2002.  The partnership began in 2005.

At December 31, 2008 and 2007, the total net assets of the five offshore funds and one partnership and the six offshore funds and one partnership, respectively, which are classified as VIEs, were approximately $22.1 million and $32.8 million.  As of January 1, 2007, the Company was not the primary beneficiary or a holder of a significant variable interest in any of the seven VIEs and therefore these are not consolidated in the consolidated financial statements for 2008 or 2007.  One offshore fund which was a VIE closed during 2008.  For 2006, the Company was not the primary beneficiary or a holder of a significant variable interest in six of the seven VIEs and therefore these are not consolidated in the consolidated financial statements.  In the other instance, an unconsolidated related party held an interest in an offshore fund which, when combined with the Company’s cash flows from the incentive fee allocation and the management fee as co-investment manager results in the Company being considered the primary beneficiary of such entity in 2006. The same entity was no longer required to be consolidated under FIN 46R in 2007 or 2008 because the Company no longer was considered the primary beneficiary.  This offshore fund is a global event-driven long/short equity fund with total assets of $9,246,000 and total liabilities of $872,000 at December 31, 2006.  This fund has been consolidated in accordance with FIN 46R as of and for the year ended December 31, 2006.  As co-investment manager of this fund, the Company earned approximately $62,000 in management and incentive fees in 2006.

Our maximum exposure to loss as a result of our involvement with the six offshore funds classified as VIEs is limited to our investment in the respective VIEs which was only the case for one of these funds.  On December 31, 2008 and 2007, we had an investment in the one of the VIE offshore funds of approximately $272,000 and $206,000, respectively.  Our maximum exposure to loss as a result of our involvement with the one partnership classified as a VIE includes our investment as well as being contingently liable for all of the partnership’s liabilities in our capacity as general partner.  On December 31, 2008 and 2007, we did not have an investment in this partnership.  Additionally, as the general partner or investment manager to these VIEs the Company earns fees in relation to these roles, which given a decline in AUMs for the VIEs would result in lower fee revenues earned by the Company which would be reflected in the statement of income, statement of financial condition and statement of cash flows.

F.  Investment in Partnerships and Affiliates

The Company is general partner or co-general partner of various limited partnerships and the investment manager of various offshore funds whose underlying assets consist primarily of marketable securities.  As described above, some of these partnerships and offshore funds are consolidated and others are not.  As general partner or co-general partner of various limited partnerships, the Company is contingently liable for all of the partnerships’ liabilities.  Summary financial information from these partnerships that are not consolidated at December 31, 2008 and 2007 and for the years then ended, is as follows (in thousands):

	2008	2007
Total assets	$206,805	$261,854
Total liabilities	34,491	41,025
Equity	172,314	220,829

For the year ended December 31, 2008, the net loss and the Company’s carrying value for the above partnerships that are not consolidated were $8,156,000 and $5,593,000, respectively.  For the year ended December 31, 2007, the net earnings and Company's carrying value for the above partnerships that are not consolidated were $12,298,000 and $10,006,000, respectively.  For the year ended December 31, 2006, the net earnings for the partnerships that are not consolidated was $24,548,000.

For the year ended December 31, 2008, the loss from our investments in the partnerships that are not consolidated was $881,000.  For the years ended December 31, 2007 and 2006, the net earnings from our investments in the partnerships that are not consolidated was $524,000 and $849,000, respectively.

Our balance sheet caption “investments in partnerships and affiliates” includes those investments, both affiliated and unaffiliated partnerships, which the Company accounts for under the equity method of accounting.  The Company reflects the equity in earnings of these equity method investees under the caption net gain/(loss) from investments on the consolidated statements of income.  For 2008, 2007 and 2006, the equity in earnings/(losses) of these equity method investees was ($8.8) million, $4.0 million and $4.4 million, respectively.

As general partner or co-general partner of various limited partnerships, the Company receives a management fee based on a percentage of each partnership's net assets and a 20% incentive allocation based on economic profits.  For the years ended December 31, 2008, 2007 and 2006 for the affiliated partnerships that were not consolidated, the Company earned management fees of $1,712,000, $1,975,000 and $1,606,000, respectively, and incentive allocations of $77,000, $1,506,000 and $2,373,000, respectively.

We also serve as investment manager or co-investment manager for various affiliated offshore funds whose underlying assets consist primarily of marketable securities.   As the investment manager or co-investment manager, we earn a management fee based on a percentage of net assets and are entitled to a 20% incentive allocation based on the absolute gain in the portfolio. For the years ended December 31, 2008, 2007 and 2006, for the affiliated offshore funds that are not consolidated, we earned management fees of $950,000, $1,620,000 and $1,850,000, respectively, and recorded incentive fees of $13,000, $1,725,000 and $3,656,000, respectively.  At December 31, 2008 and 2007, for the affiliated offshore funds that are not consolidated, we had investments in these affiliated offshore funds aggregating $13,153,000 and $23,942,000, respectively.  For the year ended December 31, 2008, we incurred a loss of $338,000.  For the years ended December 31, 2007 and 2006, we earned income of $1,505,000 and $3,292,000, respectively.

At December 31, 2008 and 2007, we had various interests in unaffiliated limited partnerships, offshore funds and other investments aggregating approximately $20,304,000 and $35,007,000, respectively.  For the year ended December 31, 2008, we recorded net losses related to these investments of approximately $6,371,000.  For the years ended December 31, 2007 and 2006, we recorded net gains related to these investments of approximately $401,000, and $2,078,000, respectively.

At December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006, the Company consolidated 5 limited partnerships and one offshore fund (the “consolidated feeder funds”) and 3 limited partnerships and 1 offshore fund and one limited partnership, respectively, that owned 100% of their offshore master funds.  The Company retained the specialized accounting of the consolidated feeder funds in the Company’s consolidated financial statements.  Included in the investment in partnerships and affiliates on the Company’s consolidated statement of financial condition as of December 31, 2008 and 2007, is $24.1 million and $29.5 million, respectively, which represents the consolidated feeder fund’s proportionate investment in the master funds carried at fair value.  The master funds primarily invest in long and short investments in debt and equity securities that are traded in public and over-the-counter exchanges in the United States and are classified as level 1 under FAS 157 in the master funds’ financial statements.

G.  Income Taxes

The Company accounts for income taxes as prescribed by FASB Statement No. 109 “Accounting For Income Taxes” (“Statement 109”) and FIN 48.  Under Statement 109, deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes.

GBL and the Company’s greater than 80% owned subsidiaries file a consolidated federal income tax return. Teton files a separate federal income tax return since we own less than 80%.  Accordingly, the income tax provision represents the aggregate of the amounts provided for all companies.

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

The provision for (benefit from) income taxes for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	2008	2007	2006
(In Thousands)
Federal:
Current	$12,267	$40,738	$52,472
Deferred	(1,830)	2,002	(6,502)
State and local:
Current	1,698	6,903	5,505
Deferred	188	(95)	(627)
	$12,323	$49,548	$50,848

Our effective tax rate for each of the years ended December 31, 2008, 2007 and 2006 was 34.1%, 38.2% and 38.2%, respectively.  A reconciliation of the Federal statutory income tax rate to the effective tax rate is set forth below:

	2008	2007	2006
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of Federal benefit	3.4	3.4	2.4
Other	(4.3)	(0.2)	0.8
Effective income tax rate	34.1%	38.2%	38.2%

Significant components of our deferred tax assets and liabilities are as follows:

	2008	2007
Deferred tax assets:	(in thousands)
Stock option expense	$(2,476)	$(618)
Deferred compensation	(1,913)	(2,885)
Investments in securities available for sale	(4,535)	-
Investments in securities and partnerships	(22)	-
Reserve for settlement	(167)	(4,514)
Other	(1,004)	(478)
Total deferred tax assets	(10,117)	(8,495)
Deferred tax liabilities:
Investments in securities available for sale	-	9,753
Investments in securities and partnerships	-	4,357
Other	-	199
Total deferred tax liabilities	-	14,309

Net deferred tax liabilities (assets)	$(10,117)	$5,814

The Company adopted the provisions of FIN 48 on January 1, 2007.  As of January 1, 2008, the total amount of gross unrecognized tax benefits was approximately $8.1 million, of which recognition of $5.3 million would impact the Company’s effective tax rate.  As of December 31, 2008, the total amount of gross unrecognized tax benefits was approximately $8.6 million, of which recognition of $5.6 million would impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2008	$8.1
Additions based on tax positions related to the current year	1.6
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	1.1
Settlements	-
Balance at December 31, 2008	$8.6

The Company’s historical accounting policy with respect to penalties and interest related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN 48.  As of December 31, 2008, the Company had a gross unrecognized tax benefit of approximately $2.5 million related to interest and penalties, of which recognition of $1.7 million would impact the Company’s effective tax rate. For the year ended December 31, 2008, the Company recorded income tax benefit related to a decrease in its liability for interest and penalties of $0.8 million. The difference between the Company’s statutory U.S. tax rate of 35% and its effective tax rate of 34.1% is primarily due to a decrease in the reserve for unrecognized tax benefits  (FIN 48) relating to a change in prior year estimates.

The Company is currently being audited by New York State for its income tax returns filed between 1999 and 2003.  It is reasonably possible that the Company will conclude the audits of 1999 and 2000 within the next 12-month period and the Company does not expect that the potential assessments will be material to its results of operations.  The Company’s Federal, State and Local income tax returns are subject to potential future audit for all years after 2004 for Federal and 2003 for State and Local.

H. Debt

Debt consists of the following (in thousands):

	2008	2007
5.5% Senior notes	$99,000	$100,000
6% Convertible note (a)	39,766	49,608
6.5% Convertible note	60,000	-
Total	$198,766	$149,608

(a) The face value was $40 million and $50 million at December 31, 2008 and 2007, respectively.

5.5% Senior notes

On May 15, 2003, we issued 10-year, $100 million senior notes.  The senior notes, due May 15, 2013, pay interest semi-annually at 5.5%.  During 2008, we repurchased $1 million of these notes.

6% Convertible note

On August 13, 2001, the Company issued and sold a 10-year, $100 million convertible note (the “2011 Note”) to Cascade Investment LLC (“Cascade”).  The 2011 Note, due August 14, 2011, paid interest semi-annually at 6.5% for the first year and 6% thereafter and was convertible into the Company’s class A common stock at $53 per share.  In August 2003, the interest rate on the 2011 Note was lowered to 5% and the conversion price was lowered by $1 per share to $52 per share.  On April 1, 2005 the Company repurchased $50 million, plus accrued interest.  On June 30, 2006, the Company and Cascade agreed to amend the terms of the 2011 Note, as follows: increase the coupon rate of interest to 6% from 5% and raise the conversion price to $53 per GBL share from $52 per share, both effective on September 15, 2006. In addition, the Company and Cascade agreed to extend the exercise date for Cascade's put option until May 15, 2007. The expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving the Company the right to redeem the 2011 Note at 101% of its principal amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions. The evaluation of the change in the terms of the 2011 Note under EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” (“EITF 96-19”) and EITF 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” resulted in a debt discount of $632,500, which is being amortized over the remaining life of the debt. For the years ended December 31, 2008, 2007 and 2006, we amortized $158,000, $104,000 and $137,000, respectively, of the debt discount.  On April 18, 2007, the Company and Cascade amended the terms of the 2011 Note, to extend the exercise date for Cascade’s put option from May 15, 2007 to December 17, 2007 and to extend the expiration date of the related letter of credit to December 24, 2007. The put option expired on December 17, 2007, the related letter of credit expired on December 24, 2007, and the collateral securing the letter of credit was released and became unrestricted Company assets as of that date.  An evaluation of these changes did not result in an additional debt discount as per the provisions of EITF 96-19.

On January 18, 2008, a registration statement on Form S-3 was declared effective by the SEC for the registration for resale by Cascade an aggregate of 943,396 shares of class A common stock issuable upon conversion of the 2011 Note.  On January 22, 2008, Cascade elected to convert $10 million of the 2011 Note into 188,697 GBL shares. Cascade requested that the remaining $40 million face value of notes be segregated into eight notes each with a face value of $5 million.

If the 2011 Note were converted, Cascade would own approximately 9% of the Company’s aggregate outstanding class A common stock as of December 31, 2008.  GBL is required to reserve and keep available free from pre-emptive rights, shares of common stock out of its authorized stock for purpose of conversion of the 2011 Note.

6.5% Convertible note

On October 2, 2008, the Company issued and sold $60 million principal amount of a convertible promissory note due October 2, 2018 ("2018 Note") to Cascade, pursuant to a Note Purchase Agreement (the "Purchase Agreement"). The 2018 Note bears interest at a rate of 6.5% per annum and is convertible into shares of the Company's class A common stock at an initial conversion price of $70 per share. The Company is required to repurchase the 2018 Note at the request of the holder on specified dates and after certain circumstances involving a Change of Control or Fundamental Change and is subject to an escrow agreement (each as defined in the 2018 Note). Cascade is also the holder of the 2011 Notes which collectively have an aggregate principal amount of $40 million. The Company granted Cascade certain demand registration rights and piggyback registration rights with respect to the shares of class A common stock issuable upon conversion of the 2011 Notes, pursuant to a Registration Rights Agreement, dated as of August 14, 2001, between the Company and Cascade. On October 2, 2008, in connection the issuance and sale of the 2018 Note, the Company entered into a First Amendment to the Registration Rights Agreement (the "First Amendment to Registration Rights Agreement"), granting Cascade similar rights with respect to the shares of class A common stock issuable upon conversion of the 2018 Note. The proceeds from the sale of the 2018 Note are being held in an escrow account established pursuant to an Escrow Agreement by and among the Company, Cascade and JP Morgan Chase Bank, National Association, as escrow agent (the "Escrow Agreement"). The Escrow Agreement provides for the release to the Company of a pro rata portion of the escrowed funds upon conversion of the 2018 Note, based upon the principal amount of the 2018 Note that is converted into class A common stock. Cascade has the right to claim the escrowed funds upon a payment default by the Company under the 2018 Note.

I.  Stockholders' Equity

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

On November 30, 2007, class A common stock shareholders approved that the Board of Directors should consider the conversion and reclassification of shares of class B common stock into class A common stock at a ratio of 1.15 shares of class A common stock for each share of class B common stock. The Board of Directors have yet to take action.

Stock Award and Incentive Plan

The Company maintains two Plans approved by the shareholders, which are designed to provide incentives which will attract and retain individuals key to the success of GBL through direct or indirect ownership of our common stock.  Benefits under the Plans may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards.  A maximum of 1,500,000 shares of class A common stock have been reserved for issuance under each of the Plans by a committee of the Board of Directors responsible for administering the Plans.  Under the Plans, the committee may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine.  Options granted under the Plans vest 75% after three years and 100% after four years from the date of grant and expire after ten years.

As of December 31, 2008, there are 369,900 RSA shares outstanding that were issued at an average grant price of $62.26. All grants of the RSAs were recommended by the Company's Chairman, who did not receive an RSA award, and approved by the Compensation Committee of the Company's Board of Directors. This expense will be recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant. During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates. Dividends declared on these RSAs are charged to retained earnings on the declaration date.

A summary of the stock option and RSA activity for the years ended December 31, 2008 and 2007 is as follows:

	Options		RSAs
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value

Outstanding, December 31, 2006	193,075	$31.77	-	$-
Granted	10,000	39.90	385,400	63.50
Forfeited	(10,000)	39.65	(3,000)	63.50
Exercised	(9,150)	25.72	-	-
Outstanding, December 31, 2007	183,925	32.08	382,400	63.50
Granted	6,000	39.90	25,000	45.14
Forfeited	-	-	(37,500)	63.50
Exercised	(19,750)	33.60	-	-
Outstanding, December 31, 2008	170,175	$32.60	369,900	$62.26

Shares available for future issuance at December 31, 2008	868,875

At December 31, 2008 and 2007, there were exercisable outstanding stock options of 141,675 and 153,925, respectively. The weighted average exercise price of the exercisable outstanding stock options at December 31, 2008 and 2007 was $30.56 per share and $30.26 per share, respectively.

The table below represents for various prices, the weighted average characteristics of outstanding employee stock options at December 31, 2008.

Exercise Price	Options Outstanding	Weighted average remaining contractual life	Options currently exercisable	Exercise Price of options currently exercisable
$16.00	5,700	1.08	5,700	$16.00
$16.28	5,325	.08	5,325	$16.28
$28.95	67,900	4.17	67,900	$28.95
$29.00	22,000	4.42	22,000	$29.00
$31.62	13,250	2.08	13,250	$31.62
$39.55	10,000	7.33	-	N/A
$39.65	20,000	5.42	20,000	$39.65
$39.90	10,000	8.08	-	N/A
$44.90	10,000	6.83	7,500	44.90
$51.74	6,000	9.33	-	N/A

The weighted average estimated fair value of the options granted at their grant date using the Black-Scholes option-pricing model was as follows:

	2008	2007	2006

Weighted average fair value of options granted:	$13.55	$11.00	$11.64

Assumptions made:
Expected volatility	27%	19%	23%
Risk free interest rate	1.85%	5.15%	4.89%
Expected life	5 years	5 years	5 years
Dividend yield	0.23%	0.30%	0.30%

The expected volatility reflects the volatility of GBL stock over a period of approximately four years, prior to each respective grant date, based on month-end prices.  The expected life reflected an estimate of the length of time the employees are expected to hold the options, including the vesting period, and is based, in part, on actual experience with other grants.  The dividend yield for the grants reflected the assumption of a $0.03 per share quarterly dividend.  The weighted average remaining contractual life of the outstanding options at December 31, 2008 was 4.71 years.

Prior to January 1, 2003, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Company’s stock option plan.  Accordingly, no compensation expense was recognized where the exercise price equals or exceeds the market price of the underlying stock on the date of grant.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement No. 123 in accordance with the transition and disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure”.

The Company adopted Statement 123 (R) on January 1, 2005.  In light of the modified prospective adoption of the fair value recognition provisions of Statement 123 (R) for all grants of employee stock options, the adoption of Statement 123 (R) did not have a material impact on the consolidated financial statements.

The total compensation costs related to non-vested awards not yet recognized is approximately $15.4 million as of December 31, 2008.  This will be recognized as expense in the following periods:

2009	2010	2011	2012	2013
$4,983,000	$4,782,000	$2,930,000	$2,640,000	$ 74,000

In August 2005, the Company commenced a tender offer to repurchase all outstanding options to purchase its class A common stock.  The tender offer was completed in October 2005 and approximately 110 option holders elected to tender options to purchase an aggregate of approximately 522,000 shares of its class A common stock.  These option holders received an aggregate of approximately $9.7 million in cash (less any withholding taxes).  For 2006, the Company recognized a tax benefit from previously exercised stock options of $1.8 million.  As a result of the completion of the tender offer, there was a reduction in fully diluted shares outstanding of approximately 130,000 shares.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded approximately $4.9 million, $0.5 million and $0.1 million, respectively, in stock based compensation expense which resulted in the recognition of tax benefits of approximately $1.9 million, $0.2 million and $20,000, respectively.

For the years ended December 31, 2008, 2007 and 2006, the Company received approximately $666,000, $238,000 and $687,000, respectively, from the exercise of stock options which resulted in tax benefits of $10,000, $62,000 and $191,000, respectively.

Stock Repurchase Program

In 1999, the Board of Directors established the Stock Repurchase Program through which the Company has been authorized to purchase up to $9 million of class A common stock.  The Company completed the Stock Repurchase Program during the first quarter of 2001 and on March 2, 2001 the Board of Directors authorized the repurchase of an additional $3 million of class A common stock.  On September 17, 2001, the Board of Directors raised the amount authorized to repurchase shares to $10 million.  In 2002, the Board of Directors raised the amount authorized by $5 million in July and an additional $10 million in December.  In 2004, the Board of Directors raised the amount authorized by $12 million in May, an additional $25 million in August and by an additional 1 million shares in October.  In addition, the Board of Directors also authorized $25 million to be used for an accelerated stock repurchase program as further discussed below.  During 2005, the Board of Directors authorized additional repurchases of 500,000 shares each in August and November.  During 2006, the Board of Directors authorized additional repurchases of 500,000 shares in March, and 400,000 shares in May and November. During 2008, the Board of Directors authorized additional repurchases of 500,000 shares in May, and 400,000 shares in August. The Company also repurchased 300,000 shares of our class B common stock held by GGCP, our parent, which was converted to class A common stock in December 2002 at $28.20 per share and an aggregate cost of $8.46 million.  The repurchase of these shares are not included in determining the total dollars available under the Stock Repurchase Program.  In 2008 and 2007, we repurchased 896,525 and 186,400 shares at an average price of $43.93 per share and $46.45 per share, respectively.  There remain 865,000 shares available under this program at December 31, 2008.  Under the program, the Company has repurchased 5,752,583 shares at an average price of $40.38 per share and an aggregate cost of $232.3 million through December 31, 2008.

Dividends

During 2008, the Company paid dividends of $2.02 per share to class A and class B shareholders totaling $56.2 million. During 2007, we paid dividends of $1.12 per share to class A and class B shareholders totaling $31.5 million.  During 2006, the Company paid dividends of $0.12 per share to class A and class B shareholders totaling $3.4 million. Under the terms of the RSA agreements, we accrue dividends for RSA grantees from the date of grant but these dividends are held for grantees who are not entitled to receive dividends until their awards vest and only if they are still employed by the Company at those dates. As of December 31, 2008, dividends accrued on RSAs not yet vested were approximately $671,000.

Shelf Registration

On December 28, 2001, the Company filed a “shelf” registration statement registering $400 million in aggregate amount of debt and other securities.  The issuance of the mandatory convertible securities used $180 million and the issuance of the 5.5% Senior Notes used $100 million of the shelf registration leaving $120 million for future use.  Such securities may be issued as debt securities, trust preferred securities or class A common stock. In May 2006, the SEC declared effective the Company’s $400 million “shelf” registration statement on Form S-3.  This provides the Company flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount of $520 million.

J. Capital Lease

On December 5, 1997, prior to the IPO in 1999, the Company entered into a fifteen-year lease, expiring on April 30, 2013, of office space from an entity controlled by members of the Chairman's family. On September 15, 2008, the Company modified and extended its lease with M4E, LLC, the Company’s landlord at 401 Theodore Fremd Ave, Rye, NY. The lease term was extended to December 31, 2023, and the base rental was established at $18 per square foot, or $1,080,000, for 2009, an increase from $14.83 per square foot for 2008.  From January 1, 2010 through December 31, 2023, the base rental will be determined by the change in the consumer price index for the New York Metropolitan Area for November of the immediate prior year with the base period as November 2008 for the New York Metropolitan Area. As a result of the lease term's extension, the present value of net obligations increased by approximately $3.0 million.

The lease has been accounted for as a capital lease in accordance with FASB Statement No. 13, “Accounting for Leases” (“Statement 13”), as it transfers substantially all the benefits and risks of ownership to GBL.  The Company has recorded a capital lease asset and liability for the fair value of the leased property.  The capital lease is amortized over the fifteen-year lease term on a straight-line basis. The capital lease liability is amortized over the same term using the interest method of accounting. Capital lease improvements are amortized from the date of expenditure through the end of the lease term on a straight-line basis. The lease provides that all operating expenses relating to the property (such as property taxes, utilities and maintenance) are to be paid by the lessee, GBL.  These are recognized as expenses in the periods that they arise. Accumulated amortization on the leased property was approximately $2,739,000 and $2,487,000 at December 31, 2008 and 2007, respectively.

Future minimum lease payments for this capitalized lease at December 31, 2008 are as follows:

(In thousands)
2009	1,080
2010	1,080
2011	1,080
2012	1,080
2013	1,080
Thereafter	10,800
Total minimum obligations	16,200
Interest	10,871
Present value of net obligations	$5,329

Lease payments under this agreement amounted to approximately $890,000, $856,000 and $834,000 for each of the years ended December 31, 2008, 2007 and 2006, respectively.   The capital lease contains an escalation clause tied to the change in the New York Metropolitan Area Consumer Price Index which may cause the future minimum payments to exceed $1,080,000 annually.  Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $2,072,000, which are due from affiliated entities.  Total minimum obligations exclude the operating expenses to be borne by the Company, which are estimated to be approximately $770,000 per year.

K.  Commitments

We rent office space under leases which expire at various dates through May 2013. Future minimum lease commitments under these operating leases as of December 31, 2008 are as follows:

(In thousands)
2009	533
2010	381
2011	168
2012	60
2013	25
$1,167

Equipment rentals and occupancy expense amounted to approximately $3,046,000, $3,001,000 and $2,722,000, respectively, for the years ended December 31, 2008, 2007 and 2006.

L.  Related Party Transactions

The following is a summary of certain related party transactions.  Further details regarding these and other relationships will appear in our Proxy Statement for our 2009 Annual Meeting of Shareholders.

GGCP, Inc. owns a majority of our Class B Stock, representing approximately 95% of the combined voting power and 72% of the outstanding shares of our common stock at December 31, 2008.

We lease an approximately 60,000 square foot building located at 401 Theodore Fremd Avenue, Rye, New York as our headquarters (the “Building”) from an entity that is owned by the children of Mr. Gabelli. Under the lease for the Building, which expires on December 31, 2023, we are responsible for all operating expenses, costs of electricity and other utilities and taxes. For 2008, the rent was $889,570 or $14.83 per square foot, and will increase to $1,080,000, or $18.00 per square foot, for the period January 1, 2009 through December 31, 2009.  For 2007 and 2006, the rent was $855,937, or $14.27 per square foot, and $834,047, or $13.90 per square foot, respectively.

We sub-lease approximately 3,300 square feet in the Building to LICT Corporation, a company for which Mr. Gabelli serves as Chairman, which also pays rent to us at the rate of $28 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses. The total amounts paid in 2008, 2007, and 2006 to us for rent and other expenses under this lease were $117,169, $115,030, and $113,573, respectively.  Concurrent with the extension of the lease on the Building, we and LICT Corporation further agreed to extend the term of the sub-lease until December 2023 on the same terms and conditions.  As of July 1, 2008, we also sub-lease approximately 1,600 square feet in the Building to Teton.  Teton pays rent to us at the rate of $28 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses. The total amounts paid in 2008 to us for rent and other expenses under this lease were $33,456.

The Company and GGCP had a Management Services Agreement, with a one-year term, renewable annually, under which the Company provided certain services for GGCP, including furnishing office space and equipment, providing insurance coverage, overseeing the administration of its business and providing personnel to perform certain administrative services. Pursuant to the Management Services Agreement, GGCP paid us $200,000 for services provided in 2006. GGCP did not extend the Management Services Agreement beyond 2006.

On May 31, 2006, we entered into an Exchange and Standstill Agreement with Frederick J. Mancheski, a significant shareholder, pursuant to which, among other things, he agreed to exchange his 2,071,635 shares of class B common stock for an equal number of shares of class A common stock.  Certain shareholders of GGCP, including two of our executive officers and a director, who received shares of class B common stock in a distribution from GGCP, also agreed to exchange their shares of class B common stock for an equal number of shares of class A common stock.  Pursuant to a Registration Rights Agreement that we entered into with Mr. Mancheski, we filed a shelf registration statement that was declared effective by the SEC on September 1, 2006 for the sale by Mr. Mancheski and others, including certain of our officers, employees and a director, of up to 2,486,763 shares of class A common stock.

For 2008, 2007, and 2006, we incurred charges of $299,713, $270,787, and $190,477, respectively, for incremental costs (but not the fixed costs) relating to our use of two airplanes in which GGCP owns fractional interests.

GAMCO, a wholly-owned subsidiary of the Company, has entered into agreements to provide advisory and administrative services to MJG Associates, Inc., which is wholly-owned by Mr. Gabelli, and to GSI, a majority-owned subsidiary of the company, with respect to the private investment funds managed by each of them. Pursuant to such agreements, GSI and MJG Associates, Inc. paid GAMCO $50,000 and $10,000, respectively, (excluding reimbursement of expenses) for each of the years 2008, 2007, and 2006.  Manhattan Partners I, L.P. and Manhattan Partners II, L.P., investment partnerships for which John Gabelli Inc. is the general partner, paid GAMCO investment advisory fees in the amount of $47,380 for 2008 and Manhattan Partners I, L.P. paid management fees in the amount of $19,518 to the general partners of Gemini Global Partners, L.P.  For 2007, the investment advisory fees were $54,499 and the management fees were $16,959.  Comparable amounts for 2006 were $42,680 and $15,779, respectively.  In addition, an entity that Mr. John Gabelli’s wife is the sole shareholder of is the co-general partner of S.W.A.N. Partners, LP (“S.W.A.N.”).  S.W.A.N. paid GAMCO investment advisory fees in the amount of $36,134, $40,026 and $33,311 for 2008, 2007 and 2006, respectively.

Gabelli Securities International Limited (“GS International”) was formed in 1994 to provide management and investment advisory services to offshore funds and accounts. Mr. Marc Gabelli, who had various responsibilities within several of our subsidiaries and is the son of our Chairman, owns 55% of GS International and GSI owns the remaining 45%. In 1994, Gabelli International Gold Fund Limited (“GIGFL”), an offshore investment company investing primarily in securities of issuers with gold-related activities, was formed and GS International entered into an agreement to provide management services to GIGFL. GSI in turn entered into an agreement with GS International to provide investment advisory services to GIGFL in return for receiving all investment management fees paid by GIGFL. Pursuant to such agreement, GSI received investment management fees of $60,921 and no incentive fees for 2008.  Comparable amounts for 2007 were $62,184 and $156,211, respectively, and for 2006 they were $49,279 and $209,720, respectively.   In April 1999, Gabelli Global Partners, Ltd., an offshore investment fund, was incorporated. GS International and Gemini Capital Management, LLC (“Gemini”), an entity owned by Mr. Marc Gabelli, were engaged by the fund as investment advisors as of July 1, 1999. The fund paid half of the management fees and incentive fees for 2008 in the amounts of $41,710 and $85,028, respectively, to GS International, which amounts it in turn paid to GSI for services provided.  Therefore, for 2008, Gemini received half of the management fee and incentive fee paid by the fund in the amount of $41,710 and $85,028, respectively. The fund paid half of the management fees and incentive fees for 2007 in the amounts of $36,462 and $11,281, respectively, to GS International, which amounts it in turn paid to GSI for services provided.  Therefore, for 2007, Gemini received half of the management fee and incentive fee paid by the fund in the amount of $36,462 and $11,281, respectively.  For 2006, there were no incentive fees paid by the fund to GS International but there were management fees paid by the fund to GS International of $61,651 with equal amounts being received by Gemini.  In April 1999, GSI formed Gabelli Global Partners, L.P., an investment limited partnership for which GSI and Gemini are the general partners. In March 2002, Gabelli Global Partners, L.P. changed its name to Gemini Global Partners, L.P. Gemini received half of the management fee paid by the partnership to the general partners in the amount of $87,759 and half of incentive fee earned by the general partners in the amount of $74,024 for 2008. Comparable amounts for 2007 were $86,371 and $42,929, respectively, and comparable amounts for 2006 were $90,096 and $19,515, respectively.  In December 1999, Gabelli European Partners, Ltd., an offshore investment fund, was incorporated. GS International was engaged as an investment advisor by the fund as of January 1, 2000. For services rendered by GSI, GS International paid GSI all of the management fees it received for 2008 from the fund in the amount of $8,971.  There was no incentive earned for 2008.  For 2007 and 2006, management fees were $11,756 and $38,915, respectively, and incentive fees were $55,974 and $42,133, respectively.

At December 31, 2008 and December 31, 2007, approximately $128 million and $201 million, respectively, of our proprietary investment portfolio were managed by our analysts or portfolio managers other than Mr. Gabelli. The individuals managing these accounts receive 20% of the net profits, if any, earned on the accounts; however, some of the analysts are required to meet a hurdle rate of 5% before earning this 20% payout. A son of the Chairman, was given responsibility in August 2006 for managing an account with up to $50 million of our proprietary investments, which account was funded with approximately $40 million during 2006, for which he would be paid on an annual basis 20% of any net profits earned on the account for the year.  For 2008, there were no earnings for managing this account.  For 2007 and 2006, he earned $401,624 and $118,427, respectively, for managing this account.

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

We serve as the investment advisor for the Funds and earn advisory fees based on predetermined percentages of the average net assets of the Funds. In addition, Gabelli & Company has entered into distribution agreements with each of the Funds.  As principal distributor, Gabelli & Company incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a distribution fee from the Funds or reimbursement from the investment advisor. Gabelli & Company earns a majority of its commission revenue from transactions executed on behalf of clients of affiliated companies.  Advisory and distribution fees receivable from the Funds were approximately $8,784,000 and $24,830,000 at December 31, 2008 and 2007, respectively.  GBL earned approximately $1,869,000, $1,400,000 and $1,308,000 in 2008, 2007 and 2006, respectively, in advisory fee revenues and approximately $20,000, $21,000 and $20,000 in 2008, 2007 and 2006, respectively, in distribution fees from our proprietary investments in the Funds which are included in investment advisory and incentive fees and distribution fees and other income, respectively, on the consolidated statements of income.

Gabelli & Company also participates in syndicated underwriting activities, some of which involve the issuance of preferred or common shares of Gabelli closed-end funds.  For 2008, Gabelli & Company did not participate in any syndicated underwritings.  In 2007 and 2006, there were 2 and 1 such Gabelli closed-end fund offering underwritings, respectively, with Gabelli & Company commitments for them of $42.5 million and $14.0 million, respectively.

We had an aggregate investment in the Funds of approximately $374,977,000 and $301,482,000 at December 31, 2008 and 2007, respectively, of which approximately $328,537,000 and $167,357,000 was invested in money market mutual funds, included in cash and cash equivalents, at December 31, 2008 and 2007, respectively.  GBL earned approximately $5,208,000, $6,717,000, and $6,550,000 in 2008, 2007 and 2006, respectively, in interest income from our investment in our money market mutual fund. Distributions from the Funds, which are included within interest and dividend income on the consolidated statements of income, were approximately $1,933,000, $11,391,000, and $12,750,000, in 2008, 2007 and 2006, respectively.

Immediately preceding the Offering and in conjunction with the Reorganization, GBL and our Chairman and CEO entered into an Employment Agreement.  Under the Employment Agreement and the amended agreement described below, we will pay the Chairman and CEO 10% of our aggregate pre-tax profits while he is an executive of GBL and devoting the substantial majority of his working time to the business of GBL.

For 2008, the Chairman and CEO received compensation in the form of a management fee of $2,426,000 for managing the Company down from $13,011,000 in 2007 and $11,986,000 in 2006.  The total management fee was approximately $4,086,000, $14,463,000, and $13,236,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  For 2008, 2007 and 2006, the Chairman allocated approximately $1,660,000, $1,452,000 and $1,250,000, respectively, of his compensation to other executive officers of the Company, for activities and support of the Company. In addition, he earned $14,414,000, $19,391,000 and $14,763,000, respectively, for acting as portfolio manager and/or attracting and providing client service to a large number of GAMCO's Institutional and Private Wealth Management; $20,523,000, $20,501,000, and $18,112,000, respectively; for creating and acting as portfolio manager of several open-end funds; $8,501,000, $16,723,000, and $9,997,000, respectively, for creating and acting as portfolio manager of the closed-end Funds; the Chairman also earned $65,000, $784,000, and $1,777,000, respectively, for providing other services, including acting as portfolio and relationship manager of investment partnerships for the years ended December 31, 2008, 2007, and 2006, which have been included in compensation costs, of which $1,649,000 and $1,307,000 was payable at December 31, 2008 and 2007, respectively.  We expect that based on the recent equity dynamics, these amounts will be materially lower in 2009.

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

Consistent with the firm’s practice since its inception in 1977, Mr. Gabelli will also continue receiving a percentage of revenues or net operating contribution, which are substantially derived from AUM, as compensation relating to or generated by the following activities: (i) managing or overseeing the management of various investment companies and partnerships, (ii) attracting mutual fund shareholders, (iii) attracting and managing Institutional and Private Wealth Management, and (iv) otherwise generating revenues for the company. Such payments are made in a manner and at rates as agreed to from time to time by GAMCO, which rates have been and generally will be the same as those received by other professionals at GAMCO performing similar services. With respect to our institutional and high net worth asset management and mutual fund advisory business, we pay out up to 40% of the revenues or net operating contribution to the portfolio managers and marketing staff who introduce, service or generate such business, with payments involving the Institutional and Private Wealth Management being typically based on revenues and payments involving the mutual funds being typically based on net operating contribution.

Mr. Gabelli has agreed that while he is employed by us he will not provide investment management services outside of GAMCO, except for certain permitted accounts. The Amended Agreement may not be amended without the approval of the Compensation Committee.

Refer also to Notes F and I.

M.  Financial Requirements

As a registered broker-dealer, Gabelli & Company is subject to Uniform Net Capital Rule 15c3-1 (the “Rule”) of the SEC. Gabelli & Company computes its net capital under the alternative method permitted by the Rule which requires minimum net capital of $250,000.  The Company has consistently met or exceeded this requirement.

In connection with the registration of our subsidiary, GAMCO Asset Management (UK) Limited with the Financial Services Authority, the Company is required to maintain a minimum Liquid Capital Requirement of £267,000 ($387,000 at December 31, 2008), and an Own Funds Requirement of €50,000 ($70,000 at December 31, 2008).  We have consistently met or exceeded these requirements.

N.  Administration Fees

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

O.  Profit Sharing Plan and Incentive Savings Plan

The Company has a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all employees.  Company contributions to the plans are determined annually by the Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code.  The Company accrued contributions of approximately $61,000, $102,000 and $67,000 to the plans for the years ended December 31, 2008, 2007 and 2006, respectively.

P.  Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2008 and 2007 is presented below.

	2008
(in thousands, except per share data)	1st	2nd	3rd	4th	Full Year
Revenues	$66,548	$65,424	$62,980	$50,060	$245,012
Operating income	23,257	21,207	21,273	19,280	85,017
Net income	10,486	14,459	11,985	(12,064)	24,866
Net income per share:
Basic	0.37	0.52	0.43	(0.44)	0.89
Diluted	$0.37	$0.51	0.43	$(0.44)	$0.89

	2007
(in thousands, except per share data)	1st	2nd	3rd	4th	Full Year
Revenues	$66,606	$68,277	$68,469	$89,017	$292,369
Operating income	20,511	17,168	27,100	38,388	103,167
Net income	19,164	17,997	18,337	24,071	79,569
Net income per share:
Basic	0.68	0.64	0.65	0.86	2.83
Diluted	$0.67	0.63	$0.64	$0.84	$2.79

Q. Goodwill and Identifiable Intangible Asset

In accordance with FAS 142 “Accounting for Goodwill and Other Intangible Assets,” the Company assesses the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant, using a present value cash flow method.  There was an impairment charge of $1,479,000 recorded for the year ended December 31, 2008 relating to the advisory contract for the Enterprise Mergers and Acquisitions Fund.  There was an impairment charge of $56,000 recorded for the year ended December 31, 2007 as a result of the voluntary deregistration of an inactive broker dealer subsidiary. At December 31, 2008, $3.5 million of goodwill is reflected on the consolidated statement of financial condition related to a 92%-owned subsidiary, GSI.

On March 10, 2008, the Enterprise Mergers and Acquisitions Fund's Board of Directors, subsequent to obtaining shareholder approval, approved the assignment of the advisory contract to Funds Advisor as the investment adviser to the Fund.  GAMCO had been the sub-adviser to the Fund.  On July 8, 2008, the Fund was renamed the Gabelli Enterprise Merger and Acquisitions Fund.  The liability of the Company for the assignment of the advisory contract is calculated based upon AUM on the six-month anniversary date subject to certain minimums.  As a result of becoming the adviser to the rebranded Gabelli Enterprise Mergers and Acquisitions Fund, the Company maintains an identifiable intangible asset within other assets on the consolidated statement of financial condition of approximately $1.9 million, after the write down of $1.5 million, at December 31, 2008.  The investment advisory agreement is subject to annual renewal by the Fund's Board of Directors, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by GBL.

R.  Other Matters

In the normal course of business, the Company has been, and may continue to be, named in legal actions, including recently-filed FINRA arbitration claims. These claims may seek substantial compensatory as well as punitive damages.  At this early stage the Company cannot predict the ultimate outcome of these claims nor can it estimate a possible loss amount, if any.  However, in the opinion of management, the resolution of such claims will not be material to the financial condition of the Company.

In September 2008, Gabelli Funds, LLC ("Gabelli Funds”) reached agreement in principle with the staff of the Securities and Exchange Commission ("SEC"), subject to Commission approval, on a previously disclosed matter that had been ongoing for several years involving compliance with Section 19(a) of the Investment Company Act of 1940 and Rule 19a-1 there under by two closed-end funds.  The agreement was finalized with the Commission on January 12, 2009.  The provisions of Section 19(a) of Rule 19a-1 require registered investment companies, when making a distribution in the nature of a dividend from sources other than net investment income, to contemporaneously provide written statements to shareholders that adequately disclose the source or sources of such distribution.  While the two funds sent annual statements and provided other materials containing this information, the shareholders did not receive the notices required by Rule 19a-1 with any of the distributions that were made for 2002 and 2003.  Gabelli Funds believes that the funds have been in compliance with Section 19(a) and Rule 19a-1 since the beginning of 2004.  As part of the settlement, in which Gabelli Funds neither admits nor denies the findings by the SEC, Gabelli Funds agreed to pay a civil monetary penalty of $450,000 and to cease and desist from causing violations of Section 19(a) and Rule 19a-1.  In connection with the settlement, the SEC noted the remedial actions previously undertaken by Gabelli Funds.

The investment management industry is likely to continue facing a high level of regulatory scrutiny and become subject to additional rules designed to increase disclosure, tighten controls and reduce potential conflicts of interest.  In addition, the Commission has substantially increased its use of focused inquiries in which it requests information from a number of fund complexes regarding particular practices or provisions of the securities laws.  The Company participates in some of these inquiries in the normal course of our business.  Changes in laws, regulations and administrative practices by regulatory authorities, and the associated compliance costs, have increased our cost structure and could in the future have a material impact.

The Company indemnifies the clearing brokers of Gabelli & Company for losses they may sustain from the customer accounts that trade on margin introduced by our broker-dealer subsidiary. At December 31, 2008, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements. The Company has had no claims or payments pursuant to these or prior agreements, and believes the likelihood of a claim being made is remote.  Utilizing the methodology in the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company’s estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the condensed consolidated financial statements.

S.  Subsequent Events

On February 3, 2009, the Board of Directors declared a regular quarterly dividend of $0.03 per share to all of its shareholders, payable on March 31, 2009 to shareholders of record on March 17, 2009.

On February 25, 2009, the Company announced the completion of the previously disclosed plan to distribute shares in the majority-controlled investment adviser, Teton, the adviser to the GAMCO Westwood family of funds to shareholders.  Each shareholder of GBL on the record date for this transaction, March 10, 2009, will receive 14.930 shares of Teton for each 1,000 shares of GBL which the shareholder owns on the record date. The distribution date is March 20, 2009.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be timely disclosed, is recorded, processed, summarized, and reported to management within the time periods specified in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

GBL's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Management, with the participation of the principal executive officer and under the supervision of the principal financial officer, the Company conducted an evaluation of the effectiveness of the GBL's internal control over financial reporting as of December 31, 2008, as required by Rule 13a-15(c) of the Exchange Act.  There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives. In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, management concluded that, as of December 31, 2008, the Company maintained effective internal control over financial reporting. The independent registered public accounting firm that audited the consolidated financial statements included in the annual report containing the disclosure required by this Item has issued an attestation report on the Company's internal control over financial reporting.
(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors and Executive Officers of GBL and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the our definitive proxy statement for our 2009 Annual Meeting of Shareholders (the “Proxy Statement”).

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

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2008 Annual Meeting, GBL also submitted to the New York Stock Exchange (“NYSE”) a certification by our Chief Executive Officer that he is not aware of any violations by GBL of the NYSE corporate governance listing standards as of the date of the certification.

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

(3) List of Exhibits:

Exhibit
Number                                                          Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of GAMCO Investors, Inc. (the “Company”).

3.2
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

4.2
Convertible Promissory Notes (there are 8), dated August 14, 2001, of the Company. (Incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated March 1, 2005 filed with the Securities and Exchange Commission on June 30, 2006).

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

10.6
Employment Agreement between the Company and Mario J. Gabelli. (Incorporated by reference to Exhibit 10.1 to Company's Report on Form 8-K dated February 7, 2008 filed with the Securities and Exchange Commission on February 7, 2008).

10.7
Registration Rights Agreement, dated August 14, 2001, between the Company and Cascade Investment L.L.C.  (Incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q/A for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission on November 16, 2001).

10.8
Note Purchase Agreement, dated as of August 10, 2001, by and among Cascade Investment L.L.C., a Washington limited liability company, GAMCO Investors, Inc., a New York corporation, Mario J. Gabelli, Gabelli Group Capital Partners, Inc., a New York corporation, and Rye Holdings, Inc., a New York corporation, and Rye Capital Partners, Inc., a Delaware corporation (Incorporated by reference to Exhibit 1.1 to the Company's Form 10-Q/A for the quarter ended September 30, 2001, filed with the Securities and Exchange Commission on November 16, 2001), as amended by the Third Amendment, dated as of February 28, 2005 (Incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated March 1, 2005 filed with the Securities and Exchange Commission on March 2, 2005), as amended by the Fourth Amendment, dated as of June 30. 2006 (Incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated June 30, 2006 filed with the Securities and Exchange Commission on June 30, 2006).

10.9
Exchange and Standstill Agreement, dated May 31, 2006, between the Company and Frederick J. Mancheski (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-
Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 8, 2006.)

10.10
Registration Rights Agreement, dated May 31, 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 8, 2006).

10.11
Employment agreement between the Company and Jeffery M. Farber.  (Incorporated by reference to Exhibit 99.2 to Company's Report on Form 8-K dated July 21, 2008 filed with the Securities and Exchange Commission on July 28, 2008).

10.12
Convertible Promissory Note, dated October 2, 2008 of the Company, Note Purchase Agreement dated October 2, 2008, First Amendment to Registration Rights Agreement dated October 2, 2008 and Escrow Agreement dated October 2, 2008. (Incorporated by reference to Exhibits 4.1, 10.1, 10.2 and 10.3 to the Company’s Report on Form 8-K dated October 2, 2008 filed with the Securities and Exchange Commission on October 3, 2008)

12.1	Computation of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (included on page II-5 of this Report).

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

  (b)  Reports on Form 8-K:

We filed the following Current Reports on Form 8-K during the three months ended December 31, 2008.

1.	Current Report on Form 8-K, dated October 3, 2008 containing the Note Purchase Agreement entered into on October 2, 2008 between the Company and Cascade Investment L.L.C.
2.	Current Report on Form 8-K, dated October 24, 2008 containing the press release disclosing our preliminary operating results for the third quarter ended September 30, 2008.
3.	Current Report on Form 8-K, dated November 10, 2008 containing the press release disclosing our operating results for the third quarter ended September 30, 2008.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on March 10, 2009.

GAMCO INVESTORS, INC.

By:/s/ Kieran Caterina	By:/s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Principal Accounting Officer	Title: Co-Principal Accounting Officer

Date: March 10, 2009	Date: March 10, 2009

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Jeffrey M. Farber and Christopher J. Michailoff and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mario J. Gabelli	Chairman of the Board,	March 10, 2009
Mario J. Gabelli	Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ Jeffrey M. Farber	Executive Vice-President and	March 10, 2009
Jeffrey M. Farber	Chief Financial Officer

/s/ Kieran Caterina	Co-Principal Accounting	March 10, 2009
Kieran Caterina	Officer

/s/ Diane M. LaPointe	Co-Principal Accounting	March 10, 2009
Diane M. LaPointe	Officer

/s/ Raymond C. Avansino, Jr.	Director	March 10, 2009
Raymond C. Avansino, Jr.

/s/ Edwin L. Artzt	Director	March 10, 2009
Edwin L. Artzt

/s/ Richard L. Bready	Director	March 10, 2009
Richard L. Bready

/s/ John D. Gabelli	Director	March 10, 2009
John D. Gabelli

/s/ Eugene R. McGrath	Director	March 10, 2009
Eugene R. McGrath

/s/ Robert S. Prather, Jr.	Director	March 10, 2009
Robert S. Prather, Jr.