Form 10-Q
period 2009-03-31
GAMCO INVESTORS, INC. ET AL
filed 2009-05-08
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at April 30, 2009
Class A Common Stock, .001 par value	7,399,483
Class B Common Stock, .001 par value	20,350,931

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended March 31, 2009 and 2008

Condensed Consolidated Statements of Financial Condition:
- March 31, 2009
- December 31, 2008
- March 31, 2008

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income:
- Three months ended March 31, 2009 and 2008

Condensed Consolidated Statements of Cash Flows:
- Three months ended March 31, 2009 and 2008

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Including Quantitative and Qualitative Disclosure about Market Risk)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Revenues
Investment advisory and incentive fees	$35,199	$56,841
Commission revenue	3,650	3,256
Distribution fees and other income	4,510	6,451
Total revenues	43,359	66,548
Expenses
Compensation	20,785	28,922
Management fee	1,349	1,981
Distribution costs	5,422	6,334
Other operating expenses	4,301	6,054
Total expenses	31,857	43,291

Operating income	11,502	23,257
Other (expense) income
Net gain (loss) from investments	2,592	(8,389)
Interest and dividend income	1,278	4,774
Interest expense	(3,168)	(2,007)
Total other income (expense), net	702	(5,622)
Income before income taxes	12,204	17,635
Income tax provision	3,988	7,326
Net income	8,216	10,309
Net income (loss) attributable to noncontrolling interests	4	(177)
Net income attributable to GAMCO Investors, Inc.’s shareholders	$8,212	$10,486

Net income attributable to GAMCO Investors, Inc.’s shareholders per share:
Basic	$0.30	$0.37

Diluted	$0.30	$0.37

Weighted average shares outstanding:
Basic	27,379	28,175

Diluted	27,386	28,227

Dividends declared:	$0.03	$0.03

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(In thousands, except share data)
	March 31,	December 31,	March 31,
	2009	2008	2008
ASSETS
Cash and cash equivalents, including restricted cash of $204, $2,158, and $0	$393,859	$333,332	$280,796
Investments in securities, including restricted securities of $61,963, $59,892, and $0	187,609	231,492	325,407
Investments in partnerships and affiliates	56,244	60,707	85,572
Receivable from brokers	12,911	16,460	15,186
Investment advisory fees receivable	11,522	11,261	18,862
Income tax receivable and deferred tax assets	23,913	23,952	6,753
Other assets	19,217	20,430	23,202
Total assets	$ 705,275	$ 697,634	$ 755,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to brokers	$2,149	$1,857	$5,421
Income taxes payable	-	-	10,799
Compensation payable	15,129	15,862	30,278
Capital lease obligation	5,313	5,329	2,453
Securities sold, not yet purchased	3,570	1,677	3,110
Mandatorily redeemable noncontrolling interests	2,229	2,303	2,581
Accrued expenses and other liabilities	21,034	23,605	43,655
Sub-total	49,424	50,633	98,297

5.5% Senior notes (due May 15, 2013)	99,000	99,000	100,000
6% Convertible note (due August 14, 2011)	39,787	39,766	39,706
6.5% Convertible note (due October 2, 2018)	60,000	60,000	-
Total liabilities	248,211	249,399	238,003

Redeemable noncontrolling interests	2,327	3,294	4,146

Commitments and contingencies (Note J)

Stockholders’ equity
GAMCO Investors, Inc. stockholders’ equity
Class A Common Stock, $0.001 par value; 100,000,000
shares authorized; 13,033,062, 13,018,869, 12,765,674
issued, respectively; 7,381,283, 7,367,090, and 7,801,831	13	13	12
outstanding, respectively
Class B Common Stock, $0.001 par value; 100,000,000
shares authorized; 24,000,000 shares issued,	20	20	21
20,370,931, 20,378,699, 20,626,644 shares outstanding, respectively
Additional paid-in capital	247,128	245,973	242,293
Retained earnings	420,841	413,761	454,749
Accumulated other comprehensive income	17,121	14,923	16,737
Treasury stock, at cost (5,651,779, 5,651,779, and 4,963,843 shares, respectively)	(234,537)	(234,537)	(205,950)
Total GAMCO Investors, Inc. stockholders’ equity	450,586	440,153	507,862
Noncontrolling interests	4,151	4,788	5,767
Total stockholders’ equity	454,737	444,941	513,629

Total liabilities and stockholders' equity	$ 705,275	$ 697,634	$ 755,778

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
UNAUDITED
(In thousands)

For the three months ended March 31, 2009

		GAMCO Investors, Inc. shareholders
					Accumulated
			Additional		Other
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury
	Interests	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2008	$4,788	$33	$245,973	$413,761	$14,923	$(234,537)	$444,941
Purchase of subsidiary shares
from noncontrolling interest	(172)	-	-	-	-	-	(172)
Spin-off of subsidiary shares
to noncontrolling interests	(412)	-	-	-	-	-	(412)
Comprehensive income:
Net (loss) income	(53)	-	-	8,212	-	-	8,159
Net unrealized gains on
securities available for sale, net
of income tax	-	-	-	-	2,205	-	2,205
Foreign currency translation	-	-	-	-	(7)	-	(7)
Total comprehensive income							10,357
Dividends declared	-	-	-	(1,132)	-	-	(1,132)
Income tax effect of transaction
with shareholders	-	-	(243)	-	-	-	(243)
Stock based compensation
expense	-	-	1,271	-	-	-	1,271
Exercise of stock options
including tax benefit	-	-	127	-	-	-	127
Balance at March 31, 2009	$4,151	$33	$247,128	$420,841	$17,121	$(234,537)	$454,737

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
UNAUDITED (Continued)
(In thousands)

For the three months ended March 31, 2008

		GAMCO Investors, Inc. shareholders
					Accumulated
			Additional		Other
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury
	Interests	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2007	$5,791	$33	$230,483	$445,121	$20,815	$(195,137)	$507,106
Comprehensive income:
Net (loss) income	(24)	-	-	10,486	-	-	10,462
Net unrealized gains on
securities available for sale, net
of income tax	-	-	-	-	(4,100)	-	(4,100)
Foreign currency translation	-	-	-	-	22	-	22
Total comprehensive income							6,384
Dividends declared	-	-	-	(858)	-	-	(858)
Stock based compensation
expense	-	-	1,198	-	-	-	1,198
Conversion of 6% convertible
note	-	-	10,000	-	-	-	10,000
Exercise of stock options
including tax benefit	-	-	612	-	-	-	612
Purchase of treasury stock	-	-	-	-	-	(10,813)	(10,813)
Balance at March 31, 2008	$5,767	$33	$242,293	$454,749	$16,737	$(205,950)	$513,629

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
Operating activities
Net income	$8,216	$10,309
Adjustments to reconcile net income
to net cash provided by operating activities:
Equity in net (gains) losses from partnerships and affiliates	(1,032)	2,375
Depreciation and amortization	165	229
Stock based compensation expense	1,271	1,198
Deferred income taxes	(947)	(2,815)
Tax benefit from exercise of stock options	34	43
Foreign currency (gain) loss	(7)	22
Other-than-temporary loss on available for sale securities	-	249
Acquisition of intangible asset	-	(4,043)
Fair value of donated securities	121	-
Realized gains on sales of available for sale securities	(794)	(253)
Realized gains on sales of trading investments in securities, net	(3,080)	(3,121)
Change in unrealized value of trading investments in securities and securities sold, not yet purchased, net	1,767	7,012
Realized gains on covers of securities sold, not yet purchased, net	(483)	(318)
Amortization on discount on debt	21	98
(Increase) decrease in operating assets:
Purchases of trading investments in securities	(105,391)	(109,155)
Proceeds from sales of trading investments in securities	158,822	164,837
Cost of covers on securities sold, not yet purchased	(6,895)	(10,173)
Proceeds from sales of securities sold, not yet purchased	8,301	11,495
Investments in partnerships and affiliates	(807)	(182)
Distributions from partnerships and affiliates	2,182	12,728
Receivable from brokers	3,598	22,609
Investment advisory fees receivable	(203)	14,994
Other receivables from affiliates	338	2,512
Income tax receivable and deferred tax assets	774	-
Other assets	117	(1,440)
Increase (decrease) in operating liabilities:
Payable to brokers	292	(2,149)
Income taxes payable	(1,255)	1,662
Compensation payable	(1,109)	5,791
Mandatorily redeemable noncontrolling interests	(74)	(60)
Accrued expenses and other liabilities	(2,228)	(4,038)
Effects of consolidation of investment partnerships and offshore funds consolidated under EITF 04-5:
Realized (losses) gains on sales of investments in securities and securities sold, not yet purchased, net	(33)	67
Change in unrealized value of investments in securities and securities sold, not yet purchased, net	226	350
Equity in net losses (gains) from partnerships and affiliates	388	(28)
Purchases of trading investments in securities	(3,998)	(3,218)
Proceeds from sales of trading investments in securities and securities sold, not yet purchased, net	4,493	4,322
Distributions from partnerships and affiliates	3,397	-
Decrease (increase) in investment advisory fees receivable	(58)	(155)
Decrease (increase) in receivable from brokers	(49)	2,350
Increase in other assets	591	(52)
Decrease in payable to brokers	-	8
(Decrease) increase in accrued expenses and other liabilities	(584)	107
Loss related to investment partnerships and offshore funds consolidated under EITF 04-5, net	(306)	(601)
Total adjustments	57,565	113,257
Net cash provided by operating activities	65,781	123,566

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Three Months Ended
	March 31,
	2009	2008

Investing activities
Purchases of available for sale securities	$(5,419)	$(774)
Proceeds from sales of available for sale securities	2,175	383
Net cash used in investing activities	(3,244)	(391)

Financing activities
(Contributions) distributions related to investment partnerships and offshore funds consolidated	(371)	404
under EITF 04-5, net
Proceeds from exercise of stock options	93	569
Dividends paid	(1,132)	(857)
Subsidiary dividends to noncontrolling interests	(585)	-
Purchase of treasury stock	-	(10,813)
Net cash used in financing activities	(1,995)	(10,697)
Net increase in cash and cash equivalents	60,542	112,478
Effect of exchange rates on cash and cash equivalents	(15)	(1)
Cash and cash equivalents at beginning of period	333,332	168,319
Cash and cash equivalents at end of period	$393,859	$280,796
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,413	$1,400
Cash paid for taxes	$5,743	$8,609

Non-cash activity:
- On January 22, 2008, Cascade Investment, L.L.C. elected to convert $10 million of its $50 million convertible note paying interest of 6% into 188,679 GAMCO Investors, Inc. class A common shares.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
A.  Significant Accounting Policies

Basis of Presentation

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.,” “GAMCO,” “the Company,” “GBL,” “we,” “us” and “our” or similar terms are to GAMCO Investors, Inc., its predecessors and its subsidiaries.

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

The condensed consolidated financial statements include the accounts of GAMCO and its subsidiaries.  Intercompany accounts and transactions are eliminated.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 from which the accompanying condensed consolidated financial statements were derived.

On March 20, 2009, the Company completed its spin-off of its ownership of Teton Advisors, Inc. (“Teton”) to its shareholders.  The condensed consolidated financial statements for the first quarter of 2009 include the results of Teton up to March 20, 2009.  Prior periods have not been restated.

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

Recent Accounting Developments

In December 2007 the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”).  The statement’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity with minority interests provides in its consolidated financial statements.  Statement 160 does not change the provisions of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” ("ARB 51") related to consolidation purpose or consolidation policy or the requirement that a parent consolidate all entities in which it has a controlling financial interest.  Statement 160 does, however, amend certain of ARB 51’s consolidation procedures to make them consistent with the requirements of FASB Statement No. 141(R) "Business Combinations".  It also amends ARB 51 to provide definitions for certain terms and to clarify some terminology. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted this statement on January 1, 2009.  The impact of adopting Statement 160 to the Company’s condensed consolidated financial statements required a change in presentation on the condensed consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  In accordance with this pronouncement as well as with FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and SEC Topic No. D-98, “Classification and Measurement of Redeemable Securities,” GAMCO now discloses noncontrolling interests, formerly referred to as minority interest, in three different line items in the condensed consolidated statements of financial condition, depending on their characteristics.  Noncontrolling interests that are mandatorily redeemable upon a certain date or event occurring are classified as liabilities.  Noncontrolling interests that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section between liabilities and stockholders’ equity.  All other noncontrolling interests are classified as equity and are presented within the stockholders’ equity section, separately from GAMCO Investors, Inc.’s portion of equity.  Statement 160 also requires prior periods to be recast in the same manner.

In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("Statement 161") to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company adopted Statement 161 on January 1, 2009.  Statement 161 will impact only the Company's disclosure of derivative instruments.  Refer also to Note B.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3") which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets".  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company adopted FSP 142-3 on January 1, 2009 without a material impact to the condensed consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delays the effective date of the application of FASB Statement No. 157, “Fair Value Measurements” (“Statement 157”) to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis.  Such non-financial assets and liabilities include goodwill, intangible assets, and long-lived assets, each measured at fair value for purposes of impairment testing, and non-financial assets and liabilities initially measured at fair value in a business combination.  On January 1, 2009, the Company adopted the Statement 157 provisions pertaining to non-financial assets and liabilities without a material impact to the condensed consolidated financial statements.

In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” ("FSP FAS 157-4"), provides guidelines for making fair value measurements more consistent with the principles presented in Statement 157. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP FAS 107-1 and APB 28-1"), enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP FAS 115-2 and FAS 124-2"), provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The application of these FSPs is not material to the condensed consolidated financial statements.

B.  Investment in Securities

Investments in securities at March 31, 2009 and 2008 consisted of the following:

	2009		2008
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
U.S. Government obligations	$65,703	$65,815	$79,626	$80,618
Common stocks	40,782	35,250	67,934	64,474
Mutual funds	3,132	2,328	56,617	53,363
Preferred stocks	-	14	-	-
Other investments	321	323	663	774
Total trading securities	109,938	103,730	204,840	199,229

Available for sale securities:
Common stocks	18,234	39,285	20,931	44,595
Mutual funds	50,167	44,594	80,213	81,583
Total available for sale securities	68,401	83,879	101,144	126,178

Total investments in securities	$178,339	$187,609	$305,984	$325,407

Securities sold, not yet purchased at March 31, 2009 and 2008 consisted of the following:

	2009		2008
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Common stocks	$3,443	$3,570	$2,963	$2,784
Mutual funds	-	-	434	326
Total securities sold, not yet purchased	$3,443	$3,570	$3,397	$3,110

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities and those with maturities of three months or less at time of purchase are classified as cash and cash equivalents.  A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses, reported in current period earnings.  Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of management fee and taxes, reported as a component of stockholders’ equity except for losses deemed to be other than temporary which are recorded as realized losses in the condensed consolidated statements of income.  For the three months ended March 31, 2009, there was no impairment of AFS securities.  For the three months ended March 31, 2008, there was an impairment of $0.2 million of AFS securities.

The Company accounts for derivative financial instruments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended" (“Statement 133”).  Statement 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value.  From time to time, the Company will enter into hedging transactions to manage its exposure to foreign currencies related to its proprietary investments.  These transactions are not designated as hedges, and changes in fair values of these derivatives are included in net gain (loss) from investments in the condensed consolidated statements of income.  During the three months ended March 31, 2009, the Company closed out of its only two foreign currency forwards which resulted in a net loss of $27,000.  As of March 31, 2009, the Company does not hold any derivative contracts.

At March 31, 2009, December 31, 2008 and March 31, 2008, the fair value of investments available for sale was $83.9 million, $76.1 million and $126.2 million, respectively.  Increases in unrealized gains to fair value, net of management fee and taxes, for the three months ended March 31, 2009 of $2.2 million have been included in stockholders’ equity at March 31, 2009 while decreases in unrealized losses to fair value, net of management fee and taxes, for the three months ended March 31, 2008 of $4.1 million have been included in stockholders’ equity at March 31, 2008.  Proceeds from sales of investments available for sale were approximately $2.2 million and $0.4 million for the three-month periods ended March 31, 2009 and 2008, respectively.  For the three months ended March 31, 2009, gross gains on the sale of investments available for sale amounted to $0.8 million; there were no gross losses on the sale of investments available for sale.  For the three months ended March 31, 2008, gross gains on the sale of investments available for sale amounted to $0.3 million; there were no gross losses on the sale of investments available for sale.

C. Investments in Partnerships and Affiliates

The provisions of FIN 46(R) and Emerging Issues Task Force Issue No. 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-5”), require consolidation of several of our investment partnerships and offshore funds managed by our subsidiaries into our condensed consolidated financial statements.

Cash and cash equivalents, investments in securities, investments in partnerships and affiliates, receivable from brokers, securities sold, not yet purchased and payable to brokers held by investment partnerships and offshore funds consolidated under EITF 04-5 which resulted in a net increase to the condensed consolidated statements of financial condition of $3.2 million, $4.1 million and $5.2 million as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively, are also restricted from use for general operating purposes.

In the normal course of business, the Company is the manager of several sponsored investment partnerships.  We evaluate each partnership for the appropriate accounting treatment and disclosure.  Certain of the partnerships are consolidated, generally because a majority of the equity is owned by the Company.  Other investment partnerships for which we serve as the general partner but have only a minority ownership interest are not consolidated because the limited partners have substantive rights to replace the Company as general partner.  We also have sponsored a number of investment vehicles where we are the investment manager in which we do not have an equity investment.  These vehicles are considered variable interest entities under FASB Interpretation No. 46 (revised), Variable Interest Entities, and we are not the primary beneficiary because we do not absorb a majority of the entities’ expected losses or expected returns.  For these entities, the Company has no amount recorded on the balance sheet, has zero maximum exposure to loss, and has not provided any financial or other support to the entity.  The total assets of these entities at both March 31, 2009 and December 31, 2008 were $9.1 million.

D. Fair Value

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

Cash and cash equivalents – Cash and cash equivalents are valued using quoted market prices. Valuation adjustments are not applied. Accordingly, cash and cash equivalents are categorized in Level 1 of the fair value hierarchy.

Investments in securities and securities sold, not yet purchased – Investments in securities and securities sold, not yet purchased are generally valued based on quoted prices from an exchange.  To the extent these securities are actively traded, valuation adjustments are not applied, and they are categorized in Level 1 of the fair value hierarchy.  Listed derivatives that are actively traded and are valued based on quoted prices from an exchange are also categorized in Level 1 of the fair value hierarchy.  Listed derivatives that are not actively traded are valued using the same approaches as those applied to over the counter derivatives, and they are generally categorized in Level 2 of the fair value hierarchy.  Nonpublic and infrequently traded investments are included in Level 3 of the fair value hierarchy because significant inputs to measure fair value are unobservable.  Investments are transferred into or out of Level 3 at their beginning period values.

The following table presents information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of March 31, 2009 and 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2009 (in thousands)

	Quoted Prices in Active Markets	Significant Other	Significant Unobservable	Balance as of
Assets	for Identical Assets (Level 1)	Observable Inputs (Level 2)	Inputs (Level 3)	March 31, 2009
Cash and cash equivalents	$393,859	$-	$-	$393,859
Investments in securities:
Available for sale	83,880	-	-	83,880
Trading	101,176	2,086	467	103,729
Total investments in securities	185,056	2,086	467	187,609
Total financial instruments owned	$578,915	$2,086	$467	$581,468
Liabilities
Securities sold, not yet purchased	$3,570	$-	$-	$3,570

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2008 (in thousands)

	Quoted Prices in Active Markets	Significant Other	Significant Unobservable	Balance as of
Assets	for Identical Assets (Level 1)	Observable Inputs (Level 2)	Inputs (Level 3)	March 31, 2008
Cash and cash equivalents	$280,796	$-	$-	$280,796
Investments in securities:
Available-for-sale	126,178	-	-	126,178
Trading	197,634	407	1,188	199,229
Total investments in securities	323,812	407	1,188	325,407
Total financial instruments owned	$604,608	$407	$1,188	$606,203
Liabilities
Securities sold, not yet purchased	$3,110	$-	$-	$3,110

The following tables present additional information about assets and liabilities by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2009 (in thousands)

Total
Unrealized
				Gains or	Total
				(Losses)	Realized		Net
	December			Included in	and		Transfers
	31, 2008	Total Realized and Unrealized		Other	Unrealized	Purchases	In and/or
	Beginning	Gains or (Losses) in Income		Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial instruments owned:
Investments in securities - trading	$1,541	$(82)	$-	$-	$(82)	$(29)	$(963)	$467
Total	$1,541	$(82)	$-	$-	$(82)	$(29)	$(963)	$467

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2008 (in thousands)

Total
Unrealized
				Gains or	Total
				(Losses)	Realized		Net
	December			Included in	and		Transfers
	31, 2007	Total Realized and Unrealized		Other	Unrealized	Purchases	In and/or
	Beginning	Gains or (Losses) in Income		Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial instruments owned:
Investments in securities - trading	$1,423	$(235)	$-	$-	$(235)	$-	$-	$1,188
Total	$1,423	$(235)	$-	$-	$(235)	$-	$-	$1,188

Unrealized Level 3 losses included in the condensed consolidated statement of income for the three months ended March 31, 2009 and 2008 were approximately $0.1 million and $0.2 million, respectively, for those Level 3 securities held at March 31, 2009 and 2008, respectively.

E. Debt

On January 18, 2008, the Securities and Exchange Commission ("Commission") declared effective a registration statement on Form S-3 for the registration for resale by Cascade Investment, L.L.C. ("Cascade") of an aggregate of 943,396 shares of GAMCO's Class A Common Stock issuable upon conversion of the 6% convertible note due August 14, 2011 (“2011 Note”) of the Company issued to Cascade on August 14, 2001.  On January 22, 2008, Cascade elected to convert $10 million of the 2011 Note into 188,679 GAMCO shares.  Cascade requested that the remaining $40 million face value of the 2011 Note be segregated into eight notes each with a face value of $5 million each.

F. Income Taxes

The effective tax rate for the three months ended March 31, 2009 was 32.7% as compared to the prior year quarter’s effective rate of 41.6%. The current period decreases are due to $0.5 million relating to a reduction to prior period income tax reserves.  For the prior year’s quarter, the increase in the effective income tax rate related to increased state and local income taxes and the tax impact of a change in the deductibility of a portion of a legal settlement.

G. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

(in thousands, except per share amounts)	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Basic:
Net income attributable to GAMCO Investors, Inc.	$8,212	$10,486
Weighted average shares outstanding	27,379	28,175
Basic net income attributable to GAMCO Investors, Inc. per share	$0.30	$0.37

Diluted:
Net income attributable to GAMCO Investors, Inc.	$8,212	$10,486

Weighted average shares outstanding	27,379	28,175
Dilutive stock options	7	52
Total	27,386	28,227
Diluted net income attributable to GAMCO Investors, Inc. per share	$0.30	$0.37

H. Stockholders’ Equity

Shares outstanding were 27.8 million on March 31, 2009, 27.7 million on December 31, 2008, and 28.4 million shares on March 31, 2008.

On February 3, 2009, our Board of Directors declared a quarterly dividend of $0.03 per share to all of its Class A and Class B shareholders, payable on March 31, 2009 to shareholders of record on March 17, 2009.

On February 25, 2009, our Board of Directors declared a distribution to all of its Class A and Class B shareholders in the form of shares of Class B common stock of Teton owned by the Company.  The distribution was paid on March 20, 2009 to shareholders of record on March 10, 2009 at a ratio of 14.930 shares of Teton for each 1,000 shares of GBL owned on the record date.  The spin-off was accounted for as a nonreciprocal transfer to shareholders and was recorded at book value.

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

Stock Award and Incentive Plan

The Company maintains two Plans approved by the shareholders, which are designed to provide incentives which will attract and retain individuals key to the success of GAMCO through direct or indirect ownership of our common stock. Benefits under the Plans may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards. A maximum of 1,500,000 shares of class A common stock have been reserved for issuance under each of the Plans by the compensation committee of the Board of Directors responsible for administering the Plans. Under the Plans, the committee may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine. Options granted under the Plans vest 75% after three years and 100% after four years from the date of grant and expire after ten years.

On January 2, 2009, the Company issued 15,000 restricted stock award (“RSA”) shares at a grant day fair value of $29.06 per share.  As of March 31, 2009, there are 371,000 RSA shares outstanding that were issued at an average grant price of $60.87.  All grants of the RSAs were recommended by the Company's Chairman, who did not receive an RSA award, and approved by the Compensation Committee of the Company's Board of Directors.  This expense will be recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs are charged to retained earnings on the declaration date.

For the three months ended March 31, 2009 and 2008, we recognized stock-based compensation expense of $1.3 million and $1.2 million, respectively.  Stock-based compensation expense for RSAs and options for the years ended December 31, 2008 through December 31, 2013 is as follows ($ in thousands):

	2008	2009	2010	2011	2012	2013
Q1	$1,198	$1,271	$1,260	$766	$730	$44
Q2	1,204	1,267	1,257	763	729	44
Q3	1,237	1,265	1,256	746	729	23
Q4	1,252	1,264	1,093	739	501	12
Full Year	$4,891	$5,067	$4,866	$3,014	$2,689	$123

The total compensation costs related to non-vested restricted stock awards and options not yet recognized is approximately $14.5 million.  Proceeds from the exercise of 5,325 and 15,500 stock options were $0.09 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively, resulting in a tax benefit to GAMCO of $0.03 million and $0.04 million for the three months ended March 31, 2009 and 2008, respectively.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant the authority to repurchase shares of our Class A Common Stock.  The Company did not repurchase any shares during the three months ended March 31, 2009.  For the three months ended March 31, 2008, the Company repurchased approximately 209,000 shares at an average price per share of $51.83.   From the inception of the program through March 31, 2009, 6,052,583 shares have been repurchased at an average price of $39.77 per share.  At March 31, 2009, the total shares available under the program to be repurchased were approximately 865,000.

I. Goodwill and Identifiable Intangible Assets

In accordance with FASB Statement No. 142 “Accounting for Goodwill and Other Intangible Assets,” we assess the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant.  There was no impairment charge recorded for the three months ended March 31, 2009.  At March 31, 2009, $3.5 million of goodwill is reflected within other assets on our condensed consolidated statements of financial condition related to our 92%-owned subsidiary, Gabelli Securities, Inc.

On March 10, 2008, the Enterprise Mergers and Acquisitions Fund's (the "Fund") Board of Directors, subsequent to obtaining shareholder approval, approved the assignment of the advisory contract to Gabelli Funds, LLC (the "Adviser") as the investment adviser to the Fund.  GAMCO Asset Management, Inc. had been the sub-adviser to the Fund.  On July 8, 2008, the Fund was renamed the Gabelli Enterprise Merger and Acquisitions Fund.  As a result of becoming the adviser to the rebranded Gabelli Enterprise Mergers and Acquisitions Fund, at March 31, 2009, the Company maintains an indefinite-lived identifiable intangible asset within other assets on the condensed consolidated statements of financial condition of approximately $1.9 million, after the write down of $1.5 million in the fourth quarter of 2008.  The investment advisory agreement is subject to annual renewal by the Fund's Board of Directors, which the Company expects will be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by GAMCO.  The advisory contract is up for renewal in February 2010.

J.  Commitments and Contingencies

From time to time, the Company has been, and may continue to be, named in legal actions, including filed FINRA arbitration claims.  These claims may seek substantial compensatory as well as punitive damages.  At this stage the Company cannot predict the ultimate outcome of these claims.  The condensed consolidated financial statements include the necessary provision for losses that are deemed to be probable and estimable.  In the opinion of management, the resolution of such claims will not be material to the financial condition of the Company.

We indemnify the clearing brokers for our affiliated broker-dealer for losses they may sustain from the customer accounts that trade on margin introduced by our broker-dealer subsidiary. At March 31, 2009, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of our obligations under the agreements. The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote.  Management cannot estimate any potential maximum exposure due both to the remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of management.  Consequently, no accrual has been made in the condensed consolidated financial statements.

K. Subsequent Events

On May 5, 2009, our Board of Directors declared a quarterly dividend of $0.03 per share to all of its Class A and Class B shareholders, payable on June 30, 2009 to shareholders of record on June 16, 2009.

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

On March 20, 2009, GAMCO distributed its shares of Teton Advisors, Inc. (“Teton”) to shareholders.  At the time of the spin-off Teton had $374 million in Assets Under Management (“AUM”).  AUM comparisons that follow for GAMCO are presented excluding Teton’s AUM for the periods presented.  AUM were $18.5 billion as of March 31, 2009, 8.4% lower than December 31, 2008 AUM of $20.2 billion and 34.6% below March 31, 2008 AUM of $28.3 billion.  Equity AUM were $16.7 billion on March 31, 2009, 10.7% less than December 31, 2008 equity AUM of $18.7 billion and 37.7% below the $26.8 billion on March 31, 2008.  Significant highlights are as follows:

-	Our open-end equity fund AUM were $5.6 billion on March 31, 2009, 8.2% less than $6.1 billion on December 31, 2008 and 37.8% below $9.0 billion on March 31, 2008.

-	Our closed-end equity funds had AUM of $3.4 billion on March 31, 2009, down 10.5% from $3.8 billion on December 31, 2008 and 41.4% below the $5.8 billion on March 31, 2008.

-
Our institutional and private wealth management business ended the quarter with $7.5 billion in separately managed accounts, down 11.8% from December 31, 2008 level of $8.5 billion and 35.3% lower than the $11.6 billion on March 31, 2008.

-	Our Investment Partnerships AUM were $265 million on March 31, 2009 versus $295 million on December 31, 2008 and $396 million on March 31, 2008.

-
AUM in The Gabelli U.S. Treasury Fund, our 100% U.S. Treasury money market fund, increased 20.0% to $1.8 billion on March 31, 2009, versus the $1.5 billion on December 31, 2008 and 28.6% from the March 31, 2008 AUM of $1.4 billion.

-
We have the opportunity to earn incentive fees for certain institutional client assets, assets attributable to preferred issues for our closed-end funds, assets of the Gabelli Global Deal Fund (NYSE: GDL) and investment partnership assets.  As of March 31, 2009, assets with incentive based fees were $2.5 billion, down 3.8% from the $2.6 billion on December 31, 2008 and 24.2% below the $3.3 billion on March 31, 2008.

The Company reported Assets Under Management as follows:

Table I:
Mutual Funds:	March 31, 2009	March 31, 2008	% Inc.(Dec.)
Open-end	$5,627	$9,042	(37.8)
Closed-end	3,359	5,762	(41.7)
Fixed Income	1,794	1,431	25.4
Total Mutual Funds	10,780	16,235	(33.6)
Institutional & PWM:
Equities: direct	6,227	9,746	(36.1)
Equities: sub-advisory	1,202	1,887	(36.3)
Fixed Income	21	2	n/m
Total Institutional & PWM	7,450	11,635	(36.0)
Investment Partnerships	265	396	(33.1)
Total Assets Under Management	$18,495	$28,266	(34.6)

Equities	$16,680	$26,833	(37.8)
Fixed Income	1,815	1,433	26.7
Total Assets Under Management	$18,495	$28,266	(34.6)
Note: Teton’s AUM at March 31, 2008 were $431 million and have been excluded from Table I.

Table II:	Assets Under Management By Quarter (millions)
						% Increase/(decrease)
Mutual Funds:	3/09	12/08	9/08	6/08	3/08	3/08	12/08
Open-end	$5,627	$6,139	$8,015	$9,063	$9,042	(37.8)	(8.3)
Closed-end	3,359	3,792	4,869	5,704	5,762	(41.7)	(11.4)
Fixed income	1,794	1,507	1,003	1,153	1,431	25.4	19.0
Total Mutual Funds	10,780	11,438	13,887	15,920	16,235	(33.6)	(5.8)
Institutional & PWM:
Equities: direct	6,227	6,861	8,964	9,564	9,746	(36.1)	(9.2)
Equities: sub-advisory	1,202	1,585	1,964	2,043	1,887	(36.3)	(24.2)
Fixed Income	21	22	19	17	2	n/m	(4.5)
Total Institutional & PWM	7,450	8,468	10,947	11,624	11,635	(36.0)	(12.0)
Investment Partnerships	265	295	340	354	396	(33.1)	(10.2)
Total Assets Under Management	$18,495	$20,201	$25,174	$27,898	$28,266	(34.6)	(8.4)
Note: Teton’s AUM at December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008 were $450 million, $418 million, $434 million and $431 million, respectively, and have been excluded from Table II.

Table III:
			Market
			Appreciation /
Mutual Funds:	December 31, 2008	Net Cash Flows	(Depreciation)	March 31, 2009
Equities	$9,931	$(57)	$(888)	$8,986
Fixed Income	1,507	285	2	1,794
Total Mutual Funds	11,438	228	(886)	10,780
Institutional & PWM:
Equities: direct	6,861	61	(695)	6,227
Equities: sub-advisory	1,585	(217)	(166)	1,202
Fixed Income	22	-	(1)	21
Total Institutional & PWM	8,468	(156)	(862)	7,450
Investment Partnerships	295	(34)	4	265
Total Assets Under Management	$20,201	$38	$(1,744)	$18,495
Note: Teton’s AUM at December 31, 2008 were $450 million and have been excluded from Table III.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared To Three Months Ended March 31, 2008

(Unaudited; in thousands, except per share data)
	2009	2008
Revenues
Investment advisory and incentive fees	$35,199	$56,841
Commission revenue	3,650	3,256
Distribution fees and other income	4,510	6,451
Total revenues	43,359	66,548
Expenses
Compensation and related costs	20,785	28,922
Management fee	1,349	1,981
Distribution costs	5,422	6,334
Other operating expenses	4,301	6,054
Total expenses	31,857	43,291
Operating income	11,502	23,257
Other income (expense)
Net gain (loss) from investments	2,592	(8,389)
Interest and dividend income	1,278	4,774
Interest expense	(3,168)	(2,007)
Total other income (expense), net	702	(5,622)
Income before taxes	12,204	17,635
Income tax provision	3,988	7,326
Net income	8,216	10,309
Net income (loss) attributable to noncontrolling interests	4	(177)
Net income attributable to GAMCO Investors, Inc.’s shareholders	$8,212	$10,486

Net income attributable to GAMCO Investors, Inc.’s shareholders per share:
Basic	$0.30	$0.37
Diluted	$0.30	$0.37

Reconciliation of net income attributable to GAMCO Investors, Inc.’s shareholders to
Adjusted EBITDA:

Net income attributable to GAMCO Investors, Inc.’s shareholders	$8,212	$10,486
Interest expense	3,168	2,007
Income tax provision and net income attributable to noncontrolling interests	3,992	7,149
Depreciation and amortization	165	229
Adjusted EBITDA (a)	$15,537	$19,871

(a) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and noncontrolling interests.  Adjusted EBITDA is a non-GAAP measure and should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States nor should it be considered as an indicator of our overall financial performance.  We use Adjusted EBITDA as a supplemental measure of performance as we believe it gives investors a more complete understanding of our operating results before the impact of financing activities as a tool for determining the private market value of an enterprise.

Total revenues were $43.4 million in the first quarter of 2009, 34.7% below the $66.5 million reported in the first quarter of 2008.  Operating income was $11.5 million, a decrease of $11.8 million or 50.6% from the $23.3 million in the first quarter of 2008.  Total other income/expense, net of interest expense, was income of $0.7 million for the first quarter 2009 versus an expense of $5.6 million in the prior year’s quarter.  In the short-run, our results remain sensitive to changes in the equity market.  Net income attributable to GAMCO Investors, Inc.’s shareholders for the quarter was $8.2 million or $0.30 per fully diluted share versus $10.5 million or $0.37 per fully diluted share in the prior year’s quarter.

Investment advisory fees for the first quarter 2009 were $35.2 million, 38.0% below the 2008 comparative figure of $56.8 million. Open-end mutual fund revenues declined by 33.5% to $15.7 million from $23.6 million in first quarter 2008 primarily due to lower average AUM.  Our closed-end fund revenues fell 49.6% to $5.8 million in the first quarter 2009 from $11.5 million in 2008 primarily due to decreased average AUM.  Institutional and high net worth separate accounts revenues, whose revenues are based upon prior quarter-end AUM, decreased 36.8% to $13.2 million from $20.9 million in first quarter 2008, primarily due to lower AUM. Investment partnership revenues were $0.5 million, a decrease of $0.3 million or 37.5% from $0.8 million in 2008.  This decrease was primarily due to lower AUM in the current quarter as compared to the prior year's quarter.

Commission revenues from our institutional research affiliate, Gabelli & Company, Inc., were $3.7 million in the first quarter 2009, up 12.1% from the prior year.

Mutual fund distribution fees and other income were $4.5 million for the first quarter 2009, a decline of 30.8% or $2.0 million from the prior period’s $6.5 million, primarily due to the decline in open-end equity mutual fund AUM.

Compensation costs, which are largely variable, were $20.8 million or 28.0% lower than the $28.9 million recorded in the prior year period.  This decrease was driven by lower revenues across most business lines as AUM declined quarter over quarter.

Management fee expense, which is completely variable and based on pretax income, declined to $1.3 million in the first quarter of 2009 from $2.0 million in the 2008 period.

Distribution costs were $5.4 million, a decrease of 14.3% from $6.3 million in the prior year’s period.

Other operating expenses decreased by $1.8 million to $4.3 million in the first quarter of 2009 from the prior year first quarter of $6.1 million.  Quarter over quarter, the receipt of insurance claims for legal fees and expenses submitted in prior quarters led to a decline of $0.7 million in other operating expenses.  Clearing charges declined 29.4% or $0.3 million even as commission revenue increased 12.1% as we benefited from our cost reduction efforts.

Total expenses, excluding the management fee, were $30.5 million in the first quarter of 2009, a 26.2% decrease from total expenses of $41.3 million in the first quarter of 2008.

Operating income for the first quarter of 2009 was $11.5 million, lower by $11.8 million than the first quarter 2008’s $23.3 million.  This decline was largely due to the decline in revenues and impacted negatively by a decline in operating expenses that was less than the revenue decline.

Total other income/expense (net of interest expense) was $0.7 million of income for the first quarter 2009 versus other expense (net of interest expense) of $5.6 million in the prior year’s quarter.  $11.0 million of this increase is from the effect of mark to market increases in equity instruments.  Interest income was lower by $2.4 million and dividend income was lower by $1.1 million.  Interest expense increased to $3.2 million for first quarter 2009 from $2.0 million for the prior year quarter primarily the result of the issuance in October 2008 of the $60 million 6.5% convertible note.

The effective tax rate for the three months ended March 31, 2009 was 32.7% as compared to the prior year period’s effective rate of 41.6%.  The current year’s rate includes a reduction to prior period income tax reserves while the prior year’s effective rate included an adjustment relating to the deductibility of a legal settlement.

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

Summary cash flow data is as follows:
	Three Months Ended March 31,
	2009	2008
Cash flows (used in) provided by:	(in thousands)
Operating activities	$65,781	$123,566
Investing activities	(3,244)	(391)
Financing activities	(1,995)	(10,697)
Increase	60,542	112,478
Effect of exchange rates on cash and cash equivalents	(15)	(1)
Cash and cash equivalents at beginning of period	333,332	168,319
Cash and cash equivalents at end of period	$393,859	$280,796

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

At March 31, 2009, we had total cash and cash equivalents of $393.9 million, an increase of $60.6 million from December 31, 2008.  Cash and cash equivalents and investments in securities held in escrow relating to the $60 million 6.5% convertible note and held by investment partnerships and offshore funds consolidated under EITF 04-5 are restricted from use for general operating purposes.  Total debt outstanding at March 31, 2009 was $198.8 million, consisting of the $60 million 6.5% convertible note, the $40 million 6% convertible note and the $99 million of 5.5% senior notes.  On January 22, 2008, Cascade Investment, L.L.C. elected to convert $10 million of the 6% convertible note into 188,679 GAMCO shares.

For the three months ended March 31, 2009, cash provided by operating activities was $65.8 million.  The most significant contributors to the lower cash provided by operating activities in the first quarter 2009 versus first quarter 2008 were lower incentive fees, reduced distributions from partnerships and affiliates and timing of settlement of securities transactions.  Cash used in investing activities, related to purchases and proceeds from sales of available for sale securities, was $3.2 million in the first three months of 2009.  Cash used in financing activities in the first three months of 2009 was $2.0 million.

For the three months ended March 31, 2008, cash provided by operating activities was $123.6 million.  Cash used in investing activities, related to purchases and sales of available for sale securities, was $0.4 million in the first three months of 2008.  Cash used in financing activities in the first three months of 2008 was $10.7 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

As a registered broker-dealer, Gabelli & Company, Inc. (“Gabelli & Company”) is subject to certain net capital requirements in accordance with Commission rules.  Gabelli & Company's net capital has historically exceeded these minimum net capital requirements.  Gabelli & Company computes its net capital under the alternative method permitted by the Commission, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debt items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 at March 31, 2009.  At March 31, 2009, Gabelli & Company had net capital, as defined, of approximately $17.2 million, exceeding the regulatory requirement by approximately $16.9 million.  Gabelli & Company’s net capital, as defined, may be reduced when Gabelli & Company is involved in firm commitment underwriting activities.  This did not occur as of or for the three months ended March 31, 2009.

Market Risk

Our primary market risk exposure is to changes in equity prices and interest rates.  Since over 90% of our AUM are equities, our financial results are subject to equity-market risk as revenues from our money management services are sensitive to stock market dynamics.  In addition, returns from our proprietary investment portfolio are exposed to interest rate and equity market risk.

The Company earns substantially all of its revenue as advisory fees from our Mutual Fund, Institutional and Private Wealth Management, and Investment Partnership assets.  Such fees represent a percentage of AUM and the majority of these assets are in equity investments.  Accordingly, since revenues are proportionate to the value of those investments, a substantial increase or decrease in equity markets overall will have a corresponding effect on the Company's revenues.

With respect to our proprietary investment activities, included in investments in securities of $187.6 million at March 31, 2009 were investments in United States Treasury Bills and Notes of $65.8 million, mutual funds, largely invested in equity products, of $46.8 million, a selection of common and preferred stocks totaling $74.5 million, and other investments of approximately $0.5 million.  Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $74.5 million invested in common and preferred stocks at March 31, 2009, $39.3 million represented our investment in Westwood Holdings Group Inc., and $10.9 million was invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At March 31, 2009 and 2008, the fair value of securities sold, not yet purchased was $3.6 million and $3.1 million, respectively.  Investments in partnerships and affiliates totaled $56.2 million at March 31, 2009, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.  These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

GAMCO’s exposure to interest rate risk results, principally, from its investment of excess cash in U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.  See Note A and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in GAMCO’s 2008 Annual Report on Form 10-K filed with the SEC on March 10, 2009 for details on Significant Accounting Policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, GAMCO is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

At March 31, 2009, GAMCO was exposed to interest-rate risk as a result of holding investments in money market funds ($392.3 million) and United Stated Treasury Bills ($65.8 million).  Management considered a hypothetical 100 basis point increase in interest rates and determined that the impact of such a fluctuation on these investments would have a $4.6 million effect on GAMCO’s condensed consolidated statements of income.

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our Mutual Funds, Separate Accounts, and Investment Partnerships as well as our proprietary investment and trading activities.  At March 31, 2009, we had equity investments, including mutual funds largely invested in equity products, of $117.8 million.  Investments in mutual funds, $46.8 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships and affiliates which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships and affiliates totaled $56.2 million, of which $11.1 million were invested in partnerships and affiliates which invest in event-driven merger arbitrage strategies.  These strategies are primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes will be recorded as net gain (loss) from investments in the condensed consolidated statements of income while the available for sale portfolio changes will be recorded in other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009.  Disclosure controls and procedures as defined under the Securities Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), Chief Financial Officer ("CFO"), and Co-Principal Accounting Officers (“PAOs”), to allow timely decisions regarding required disclosure.  Our CEO, CFO, and PAOs participated in this evaluation and concluded that, as of the date of March 31, 2009, our disclosure controls and procedures were effective.

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

Part II:  Other Information

Item 1.	Legal Proceedings

From time to time, the Company has been, and may continue to be, named in legal actions, including filed FINRA arbitration claims.  These claims may seek substantial compensatory as well as punitive damages.  At this stage the Company cannot predict the ultimate outcome of these claims.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No shares were purchased during the first quarter of 2009.

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By:/s/ Kieran Caterina	By:/s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Principal Accounting Officer	Title: Co-Principal Accounting Officer

Date: May 8, 2009	Date: May 8, 2009