Form 10-Q
period 2009-06-30
GAMCO INVESTORS, INC. ET AL
filed 2009-08-06
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at July 31, 2009
Class A Common Stock, .001 par value	7,444,729
Class B Common Stock, .001 par value	20,301,435

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended June 30, 2009 and 2008
- Six months ended June 30, 2009 and 2008

Condensed Consolidated Statements of Financial Condition:
- June 30, 2009
- December 31, 2008
- June 30, 2008

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income:
- Six months ended June 30, 2009 and 2008

Condensed Consolidated Statements of Cash Flows:
- Six months ended June 30, 2009 and 2008

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues
Investment advisory and incentive fees	$ 35,989	$ 55,131	$ 71,188	$ 111,972
Commission revenue	3,949	3,664	7,599	6,920
Distribution fees and other income	5,233	6,629	9,743	13,080
Total revenues	45,171	65,424	88,530	131,972
Expenses
Compensation	19,681	27,857	40,466	56,780
Management fee	2,304	2,586	3,653	4,567
Distribution costs	5,583	6,700	11,005	13,033
Other operating expenses	4,942	7,074	9,243	13,128
Total expenses	32,510	44,217	64,367	87,508

Operating income	12,661	21,207	24,163	44,464
Other (expense) income
Net gain (loss) from investments	10,730	10	13,322	(8,379)
Interest and dividend income	801	4,196	2,079	8,970
Interest expense	(3,435)	(2,187)	(6,669)	(4,204)
Total other income (expense), net	8,096	2,019	8,732	(3,613)
Income before income taxes	20,757	23,226	32,895	40,851
Income tax provision	7,133	8,719	11,121	16,045
Net income	13,624	14,507	21,774	24,806
Net income (loss) attributable to noncontrolling interests	308	48	246	(139)
Net income attributable to GAMCO Investors, Inc.’s shareholders	$ 13,316	$ 14,459	$ 21,528	$ 24,945

Net income attributable to GAMCO Investors, Inc.’s shareholders per share:
Basic	$ 0.49	$ 0.52	$ 0.79	$ 0.89

Diluted	$ 0.48	$ 0.51	$ 0.78	$ 0.89

Weighted average shares outstanding:
Basic	27,384	27,948	27,381	28,070

Diluted	27,508	28,743	27,446	28,116

Dividends declared:	$ 0.03	$ 0.03	$ 0.06	$ 0.06

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(In thousands, except share data)
	June 30,	December 31,	June 30,
	2009	2008	2008
ASSETS
Cash and cash equivalents, including restricted cash of $222, $2,158, and $0	$ 410,552	$ 333,332	$ 266,344
Investments in securities, including restricted securities of $61,991, $59,892, and $0	204,121	231,492	319,833
Investments in partnerships and affiliates	59,996	60,707	77,955
Receivable from brokers	15,226	16,460	21,936
Investment advisory fees receivable	12,249	11,261	17,434
Income tax receivable and deferred tax assets	9,303	23,952	3,648
Other assets	18,577	20,430	20,643
Total assets	$ 730,024	$ 697,634	$ 727,793

LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to brokers	$ 4,914	$ 1,857	$ 4,888
Compensation payable	13,539	15,862	29,162
Capital lease obligation	5,296	5,329	2,377
Securities sold, not yet purchased	7,037	1,677	2,105
Mandatorily redeemable noncontrolling interests	1,518	1,396	1,567
Accrued expenses and other liabilities	22,698	23,605	27,288
Sub-total	55,002	49,726	67,387

5.5% Senior notes (due May 15, 2013)	99,000	99,000	100,000
6% Convertible notes (due August 14, 2011)	39,808	39,766	39,726
6.5% Convertible note (due October 2, 2018)	60,000	60,000	-
Total liabilities	253,810	248,492	207,113

Redeemable noncontrolling interests	1,326	4,201	4,503

Commitments and contingencies (Note J)

Stockholders’ equity
GAMCO Investors, Inc. stockholders’ equity
Class A Common Stock, $0.001 par value; 100,000,000
shares authorized; 13,101,808, 13,018,869, 12,757,024
issued, respectively; 7,446,529, 7,367,090, and 7,549,145 outstanding, respectively	13	13	12
Class B Common Stock, $0.001 par value; 100,000,000
shares authorized; 24,000,000 shares issued, 20,301,435, 20,378,699, 20,626,644 shares outstanding, respectively	20	20	21
Additional paid-in capital	248,606	245,973	243,449
Retained earnings	433,324	413,761	468,365
Accumulated other comprehensive income	23,844	14,923	17,445
Treasury stock, at cost (5,655,279, 5,651,779, and 5,207,879 shares, respectively)	(234,706)	(234,537)	(218,363)
Total GAMCO Investors, Inc. stockholders’ equity	471,101	440,153	510,929
Noncontrolling interests	3,787	4,788	5,248
Total stockholders’ equity	474,888	444,941	516,177

Total liabilities and stockholders' equity	$ 730,024	$ 697,634	$ 727,793
             See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
UNAUDITED
(In thousands)

For the six months ended June 30, 2009

		GAMCO Investors, Inc. shareholders
					Accumulated
			Additional		Other
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury
	Interests	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2008	$ 4,788	$ 33	$ 245,973	$ 413,761	$ 14,923	$ (234,537)	$ 444,941
Purchase of subsidiary shares
from noncontrolling interest	(747)	-	-	-	-	-	(747)
Spin-off of subsidiary shares
to noncontrolling interests	(412)	-	-	-	-	-	(412)
Comprehensive income:
Net income	158	-	-	21,528	-	-	21,686
Net unrealized gains on
securities available for sale,
net of income tax	-	-	-	-	8,861	-	8,861
Foreign currency translation	-	-	-	-	60	-	60
Total comprehensive income							30,607
Dividends declared	-	-	-	(1,965)	-	-	(1,965)
Income tax effect of transaction
with shareholders	-	-	(243)	-	-	-	(243)
Stock based compensation
expense	-	-	2,538	-	-	-	2,538
Exercise of stock options
including tax benefit	-	-	338	-	-	-	338
Purchase of treasury stock	-	-	-	-	-	(169)	(169)
Balance at June 30, 2009	$ 3,787	$ 33	$ 248,606	$ 433,324	$ 23,844	$ (234,706)	$ 474,888

            See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
UNAUDITED (Continued)
(In thousands)
For the six months ended June 30, 2008

		GAMCO Investors, Inc. shareholders
					Accumulated
			Additional		Other
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury
	Interests	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2007	$ 5,791	$ 33	$ 230,483	$ 445,121	$ 20,815	$ (195,137)	$ 507,106
Payment of subsidiary dividend
to noncontrolling interests	(604)	-	-	-	-	-	(604)
Comprehensive income:
Net income	61	-	-	24,945	-	-	25,006
Net unrealized gains on
securities available for sale, net
of income tax	-	-	-	-	(3,370)	-	(3,370)
Foreign currency translation	-	-	-	-	-	-	-
Total comprehensive income							21,636
Dividends declared	-	-	-	(1,701)	-	-	(1,701)
Stock based compensation
expense	-	-	2,402	-	-	-	2,402
Conversion of 6% convertible
note	-	-	10,000	-	-	-	10,000
Exercise of stock options
including tax benefit	-	-	564	-	-	-	564
Purchase of treasury stock	-	-	-	-	-	(23,226)	(23,226)
Balance at June 30, 2008	$ 5,248	$ 33	$ 243,449	$ 468,365	$ 17,445	$ (218,363)	$ 516,177

           See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Six Months Ended
	June 30,
	2009	2008
Operating activities
Net income	$ 21,774	$ 24,806
Adjustments to reconcile net income
to net cash provided by operating activities:
Equity in net (gains) losses from partnerships and affiliates	(6,462)	1,498
Depreciation and amortization	327	483
Stock based compensation expense	2,538	2,402
Deferred income taxes	1,674	858
Tax benefit (expense) from exercise of stock options	113	(6)
Foreign currency (gain) loss	60	-
Other-than-temporary loss on available for sale securities	-	262
Acquisition of intangible asset	-	(3,479)
Fair value of donated securities	370	157
Realized gains on sales of available for sale securities	(1,965)	(415)
Realized gains on sales of trading investments in securities, net	(1,057)	(3,209)
Change in unrealized value of trading investments in securities and securities sold, not yet purchased, net	(4,359)	9,249
Realized losses (gains) on covers of securities sold, not yet purchased, net	353	(378)
Amortization on discount on debt	42	118
(Increase) decrease in operating assets:
Purchases of trading investments in securities	(179,471)	(221,966)
Proceeds from sales of trading investments in securities	227,170	282,645
Cost of covers on securities sold, not yet purchased	(19,246)	(18,481)
Proceeds from sales of securities sold, not yet purchased	23,015	19,015
Investments in partnerships and affiliates	(932)	(182)
Distributions from partnerships and affiliates	2,482	20,626
Receivable from brokers	(1,887)	15,738
Investment advisory fees receivable	(948)	16,367
Other receivables from affiliates	(51)	2,950
Income tax receivable and deferred tax assets	12,708	-
Other assets	988	(194)
Increase (decrease) in operating liabilities:
Payable to brokers	3,056	(3,443)
Income taxes payable	(5,140)	(9,541)
Compensation payable	(1,069)	4,567
Mandatorily redeemable noncontrolling interests	122	(85)
Accrued expenses and other liabilities	(655)	(20,822)
Effects of consolidation of investment partnerships and offshore funds consolidated under EITF 04-5:
Realized gains on sales of investments in securities and securities sold, not yet purchased, net	(22)	(17)
Change in unrealized value of investments in securities and securities sold, not yet purchased, net	(619)	511
Equity in net losses from partnerships and affiliates	249	761
Purchases and covers of trading investments in securities	(5,314)	(6,859)
Proceeds from sales of trading investments in securities and securities sold, not yet purchased, net	7,649	7,105
Distributions from partnerships and affiliates	4,229	-
Increase in investment advisory fees receivable	(40)	(100)
Decrease in receivable from brokers	3,121	2,471
Decrease in other assets	607	5
Increase in payable to brokers	1	769
Decrease in accrued expenses, income tax receivable and other liabilities	(656)	(48)
Gain (loss) related to investment partnerships and offshore funds consolidated under EITF 04-5, net	558	(823)
Total adjustments	61,539	98,509
Net cash provided by operating activities	83,313	123,315

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Six Months Ended
	June 30,
	2009	2008

Investing activities
Purchases of available for sale securities	$ (6,174)	$ (777)
Proceeds from sales of available for sale securities	5,340	618
Change in restricted cash	1,936	-
Net cash used in investing activities	1,102	(159)

Financing activities
Contributions related to investment partnerships and offshore funds consolidated
under EITF 04-5, net	(2,309)	(169)
Proceeds from exercise of stock options	225	570
Dividends paid	(1,965)	(1,701)
Subsidiary dividends to noncontrolling interests	(1,159)	(604)
Purchase of treasury stock	(169)	(23,226)
Net cash used in financing activities	(5,377)	(25,130)
Net increase in cash and cash equivalents	79,038	98,026
Effect of exchange rates on cash and cash equivalents	118	(1)
Cash and cash equivalents, excluding restricted cash at beginning of period	331,174	168,319
Cash and cash equivalents, excluding restricted cash at end of period	$ 410,330	$ 266,344
Supplemental disclosures of cash flow information:
Cash paid for interest	$ 6,460	$ 4,330
Cash paid for taxes	$ 12,664	$ 24,891

Non-cash activity:
 - On January 22, 2008, Cascade Investment, L.L.C. elected to convert $10 million of its $50 million convertible note paying interest of 6% into 188,679 shares of GAMCO Investors, Inc. Class A Common stock.

            See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

On March 20, 2009, the Company completed its spin-off of its ownership of Teton Advisors, Inc. (“Teton”) to its shareholders.  The condensed consolidated financial statements include the results of Teton up to March 20, 2009.  Prior periods have not been restated.

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

Recent Accounting Developments

In December 2007 the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”) (FASB ASC 810-10-10).  The statement’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity with minority interests provides in its consolidated financial statements.  Statement 160 does not change the provisions of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”) related to consolidation purpose or consolidation policy or the requirement that a parent consolidate all entities in which it has a controlling financial interest.  Statement 160 does, however, amend certain of ARB 51’s consolidation procedures to make them consistent with the requirements of FASB Statement No. 141(R) “Business Combinations”.  It also amends ARB 51 to provide definitions for certain terms and to clarify some terminology. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted this statement on January 1, 2009.  The impact of adopting Statement 160 to the Company’s condensed consolidated financial statements required a change in the presentation on the condensed consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  In accordance with this pronouncement as well as with FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and SEC Topic No. D-98, “Classification and Measurement of Redeemable Securities,” GAMCO now discloses noncontrolling interests, formerly referred to as minority interest, in three different line items in the condensed consolidated statements of financial condition, depending on their characteristics.  Noncontrolling interests that are mandatorily redeemable upon a certain date or event occurring are classified as liabilities.  Noncontrolling interests that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section between liabilities and stockholders’ equity.  All other noncontrolling interests are classified as equity and are presented within the stockholders’ equity section, separately from GAMCO Investors, Inc.’s portion of equity.  Statement 160 also requires prior periods to be recast in the same manner.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“Statement 161”) (FASB ASC 815-10-10) to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted Statement 161 on January 1, 2009. Statement 161 impacted only the Company's disclosure of derivative instruments.  Refer also to Note B to the condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) (FASB ASC 815-10-10) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company adopted FSP 142-3 on January 1, 2009 without a material impact to the condensed consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) (FASB ASC 820-10-65), provides guidelines for making fair value measurements more consistent with the principles presented in Statement 157.  FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) (FASB ASC 825-10-10), enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The application and adoption in the second quarter of these FSPs is not material to the condensed consolidated financial statements.

In May 2009 the FASB issued FASB Statement No. 165, “Subsequent Events” (“Statement 165”) (FASB ASC 855-10-05).  The statement’s objective is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although Statement 165 does not change the recognition and disclosure requirements for type I and type II subsequent events it does refer to them as recognized (type I) and nonrecognized (type II) subsequent events.  Statement 165 does require management to disclose the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued or were available to be issued.  Statement 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009 and shall be applied prospectively.  The Company adopted Statement 165 for the quarter ended June 30, 2009.  Statement 165 impacted only the Company's disclosure of subsequent events.  Refer to Note K.

In June 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“Statement 166”) (FASB ASC 860-10-10).  The statement’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  Statement 166 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009 and shall be applied prospectively.  Early adoption is prohibited.  The application of this statement is not expected to be material to the condensed consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“Statement 167”).  The statement’s objective is to improve financial reporting by enterprises involved with variable interest entities.  Statement 167 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009 and shall be applied prospectively.  Early adoption is prohibited.  The application of this statement is not expected to be material to the condensed consolidated financial statements.

In June 2009, the FASB voted to approve the FASB Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“Codification”) (FASB ASC 105-10-10) as the single source of authoritative nongovernmental U.S. GAAP, effective for interim and annual periods ending after September 15, 2009.  All existing accounting standard documents are superseded.  All other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure.  It also includes relevant Securities and Exchange Commission guidance that follows the same topical structure in separate sections in the Codification.  While the Codification does not change GAAP, it introduces a new structure - one that is organized in an easily accessible, user-friendly online research system.  The FASB expects that the new system will reduce the amount of time and effort required to research an accounting issue, mitigate the risk of noncompliance with standards through improved usability of the literature, provide accurate information with real-time updates as new standards are released, and assist the FASB with the research efforts required during the standard-setting process.  While the Codification will not change the U.S. GAAP used by the Company, it will change how U.S. GAAP is referenced in the condensed consolidated financial statements.  All future references to U.S. GAAP will be organized by topic, subtopic, section and paragraph and be preceded by FASB ASC, where ASC stands for Accounting Standards Codification.  In order to facilitate the transition to the Codification, the Company has elected to show all references to U.S. GAAP within this report on Form 10-Q as usual along with a parenthetical Codification reference.

B.  Investment in Securities

Investments in securities at June 30, 2009 and 2008 consisted of the following:

	2009		2008
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
U.S. Government obligations	$ 61,951	$ 61,991	$ 59,502	$ 59,923
Common stocks	48,625	49,665	74,405	68,510
Mutual funds	1,115	972	66,543	63,527
Preferred stocks	-	14	52	56
Other investments	306	185	581	691
Total trading securities	111,997	112,827	201,083	192,707

Available for sale securities:
Common stocks	17,211	39,707	20,807	46,693
Mutual funds	49,839	51,587	80,203	80,433
Total available for sale securities	67,050	91,294	101,010	127,126

Total investments in securities	$ 179,047	$ 204,121	$ 302,093	$ 319,833

Securities sold, not yet purchased at June 30, 2009 and 2008 consisted of the following:

	2009		2008
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Common stocks	$ 6,564	$ 7,037	$ 2,103	$ 1,781
Mutual funds	-	-	524	324
Total securities sold, not yet purchased	$ 6,564	$ 7,037	$ 2,627	$ 2,105

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities and those with maturities of three months or less at time of purchase are classified as cash and cash equivalents.  A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses, reported in current period earnings.  Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of stockholders’ equity except for losses deemed to be other than temporary which are recorded as realized losses in the condensed consolidated statements of income.  For the six months ended June 30, 2009, there was no impairment of AFS securities.  For the six months ended June 30, 2008, there was an impairment of $0.3 million of AFS securities.

The Company accounts for derivative financial instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“Statement 133”) (FASB ASC 815-10-10).  Statement 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value.  From time to time, the Company will enter into hedging transactions to manage its exposure to foreign currencies related to its proprietary investments.  These transactions are not designated as hedges, and changes in fair values of these derivatives are included in net gain (loss) from investments in the condensed consolidated statements of income.  During the six months ended June 30, 2009, the Company closed out of its only two foreign currency forwards which resulted in a net loss of $27,000.  As of June 30, 2009, the Company did not hold any derivative contracts.

At June 30, 2009, December 31, 2008 and June 30, 2008, the fair value of common stock investments available for sale was $39.7 million, $29.7 million and $46.7 million, respectively.  The total unrealized gains for common stock investments available for sale securities with unrealized gains was $22.5 million, $10.7 million and $25.9 million at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.  There were no unrealized losses for common stock investments available for sale at June 30, 2009, December 31, 2008 or June 30, 2008.  At June 30, 2009, December 31, 2008 and June 30, 2008, the fair value of mutual fund investments available for sale with unrealized gains was $49.1 million, $30.5 million and $10.5 million, respectively.  At June 30, 2009, December 31, 2008 and June 30, 2008, the fair value of mutual fund investments available for sale with unrealized losses was $2.5 million, $15.9 million and $69.9 million, respectively.  All of the mutual fund investments available for sale with unrealized losses at June 30, 2009, December 31, 2008 or June 30, 2008 have been in continuous loss positions for less than twelve months.  The total unrealized gains for mutual fund investments available for sale securities with unrealized gains was $1.9 million, $1.9 million and $1.9 million at June 30, 2009, December 31, 2008 and June 30, 2008, respectively, while the total unrealized losses for available for sale securities with unrealized losses was $0.2 million, $0.9 million and $1.7 million, respectively.  Increases in unrealized gains to fair value, net of taxes, for the three and six months ended June 30, 2009 of $6.7 million and $8.9 million, respectively, have been included in stockholders’ equity at June 30, 2009 while increases in unrealized gains to fair value, net of taxes, for the three months ended June 30, 2008 of $0.7 million and decreases in unrealized losses to fair value, net of taxes, for the six months ended June 30, 2008 of $3.4 million have been included in stockholders’ equity at June 30, 2008.  Proceeds from sales of investments available for sale were approximately $3.1 million and $0.2 million for the three month periods ended June 30, 2009 and 2008, respectively.  For the three months ended June 30, 2009 and 2008, gross gains on the sale of investments available for sale amounted to $1.2 million and $0.1 million, respectively; there were no gross losses on the sale of investments available for sale.  Proceeds from sales of investments available for sale were approximately $5.3 million and $0.6 million for the six month periods ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, gross gains on the sale of investments available for sale amounted to $2.0 million and $0.4 million; there were no gross losses on the sale of investments available for sale.  The basis on which the cost of a security sold is determined is specific identification.

At June 30, 2009, there were 14 holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at June 30, 2009 were mutual funds with diversified holdings across multiple companies and in most cases across multiple industries.  One holding was impaired for three consecutive months, one holding was impaired for four consecutive months, one holding was impaired for five consecutive months and eleven holdings were impaired for eight consecutive months.  The value of these holdings at June 30, 2009 was $2.5 million.

At December 31, 2008, there were 11 holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at December 31, 2008 were mutual funds with diversified holdings across multiple companies and in most cases across multiple industries.  One holding was impaired for one month, one holding was impaired for two consecutive months, two holdings were impaired for three consecutive months, six holdings were impaired for four consecutive months, and one holding was impaired for eight consecutive months.  The value of these holdings at December 31, 2008 was $15.9 million.

At June 30, 2008, there were 37 holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at June 30, 2008 were mutual funds with diversified holdings across multiple companies and in most cases across multiple industries.  Twenty-five holdings were impaired for one month, one holding was impaired for three consecutive months, one holding was impaired for four consecutive months, three holdings were impaired for six consecutive months and seven holdings were impaired for eight consecutive months.  The value of these holdings at June 30, 2008 was $69.9 million.

C. Investments in Partnerships and Affiliates

The provisions of FIN 46(R) (FASB ASC 810-10-10) and Emerging Issues Task Force Issue No. 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-5”) (FASB ASC 810-20-15), require consolidation of several of our investment partnerships and offshore funds managed by our subsidiaries into our condensed consolidated financial statements.

Cash and cash equivalents, investments in securities, investments in partnerships and affiliates, receivable from brokers, securities sold, not yet purchased and payable to brokers held by investment partnerships and offshore funds consolidated under EITF 04-5 which resulted in a net increase to the condensed consolidated statements of financial condition of $1.4 million, $4.1 million and $4.5 million as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively, are also restricted from use for general operating purposes.

In the normal course of business, the Company is the manager or general partner of several sponsored investment partnerships.  We evaluate each partnership for the appropriate accounting treatment and disclosure.  Certain of the partnerships are consolidated, generally because a majority of the equity is owned by the Company.  Other investment partnerships for which we serve as the general partner but have only a minority ownership interest are not consolidated because the limited partners have substantive rights to replace the Company as general partner.  We also have sponsored a number of investment vehicles where we are the investment manager in which we do not have an equity investment.  These vehicles are considered variable interest entities under FASB Interpretation No. 46 (revised), Variable Interest Entities, and we are not the primary beneficiary because we do not absorb a majority of the entities’ expected losses or expected returns.  For these entities, the Company has no amount recorded on the balance sheet, has zero maximum exposure to loss, and has not provided any financial or other support to the entity.  The total assets of these entities at June 30, 2009 and December 31, 2008 were $9.3 million and $9.1 million, respectively.

D. Fair Value

In September 2006, the FASB issued Statement 157 (FASB ASC 820-10-50), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  All of the instruments within cash and cash equivalents, investments in securities and securities sold, not yet purchased are measured at fair value.

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

Many of our securities have bid and ask prices that can be observed in the marketplace.  Bid prices reflect the highest price that the market is willing to pay for an asset.  Ask prices represent the lowest price that the market is willing to accept for an asset.

Cash and cash equivalents – Cash is maintained in demand deposit accounts at major United States banking institutions.  Cash equivalents primarily consist of an affiliated money market mutual fund which is invested solely in U.S. Treasuries.  U.S. Treasury Bills and Notes with maturities of less than three months at the time of purchase are considered cash equivalents.  Cash equivalents are valued using quoted market prices.

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

The following table presents information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of June 30, 2009 and 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2009 (in thousands)

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable	Unobservable	Balance as of
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	June 30, 2009
Cash equivalents	$ 410,145	$ -	$ -	$ 410,145
Investments in securities:
AFS – Common stocks	39,707	-	-	39,707
AFS – Mutual funds	51,587	-	-	51,587
Trading – U.S. Gov’t obligations	61,991	-	-	61,991
Trading – Common stocks	47,772	1,651	242	49,665
Trading – Mutual funds	972	-	-	972
Trading – Preferred stocks	-	-	14	14
Trading – Other	13	-	172	185
Total investments in securities	202,042	1,651	428	204,121
Total assets at fair value	$ 612,187	$ 1,651	$ 428	$ 614,266
Liabilities
Trading – Common stocks	$ 7,037	$ -	$ -	$ 7,037
Securities sold, not yet purchased	$ 7,037	$ -	$ -	$ 7,037

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2008 (in thousands)

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable	Unobservable	Balance as of
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	June 30, 2008
Cash equivalents	$ 266,021	$ -	$ -	$ 266,021
Investments in securities:
AFS – Common stocks	46,693	-	-	46,693
AFS – Mutual funds	80,433	-	-	80,433
Trading – U.S. Gov’t obligations	59,923	-	-	59,923
Trading – Common stocks	66,948	183	1,379	68,510
Trading – Mutual funds	63,527	-	-	63,527
Trading – Preferred stocks	19	-	37	56
Trading – Other	95	-	596	691
Total investments in securities	317,638	183	2,012	319,833
Total assets at fair value	$ 583,659	$ 183	$ 2,012	$ 585,854
Liabilities
Trading – Common stocks	$ 1,781	$ -	$ -	$ 1,781
Trading – Mutual funds	324	-	-	324
Securities sold, not yet purchased	$ 2,105	$ -	$ -	$ 2,105

The following tables present additional information about assets and liabilities by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2009 (in thousands)

Total
Unrealized
				Gains or	Total
				(Losses)	Realized		Net
	March	Total Realized and		Included in	and		Transfers
	31, 2009	Unrealized Gains or		Other	Unrealized	Purchases	In and/or
	Beginning	(Losses) in Income		Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial instruments owned:
Trading – Common stocks	$ 151	$ 5	$ -	$ -	$ 5	$ -	$ 86	$ 242
Trading – Preferred stocks	14	-	-	-	-	-	-	14
Trading – Other	302	(130)	-	-	(130)	-	-	172
Total	$ 467	$ (125)	$ -	$ -	$ (125)	$ -	$ 86	$ 428

During the quarter ended June 30, 2009, the Company reclassified approximately $86,000 of investments from Level 2 to Level 3.  The reclassification was due to a reduction in market price quotations for these investments.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2009 (in thousands)

Total
Unrealized
				Gains or	Total
				(Losses)	Realized		Net
	December	Total Realized and		Included in	and		Transfers
	31, 2008	Unrealized Gains or		Other	Unrealized	Purchases	In and/or
	Beginning	(Losses) in Income		Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial instruments owned:
Trading – Common stocks	$ 1,114	$ 6	$ -	$ -	$ 6	$ (1)	$ (877)	$ 242
Trading – Preferred stocks	96	(82)	-	-	(82)	-	-	14
Trading – Other	331	(131)	-	-	(131)	(28)	-	172
Total	$ 1,541	$ (207)	$ -	$ -	$ (207)	$ (29)	$ (877)	$ 428

During the six months ended June 30, 2009, the Company reclassed approximately $0.9 million of  investments from Level 3 to Level 2.  The reclassifications were due to increased availability of market price quotations.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2008 (in thousands)

Total
Unrealized
				Gains or	Total
				(Losses)	Realized		Net
	March	Total Realized and		Included in	and		Transfers
	31, 2008	Unrealized Gains or		Other	Unrealized	Purchases	In and/or
	Beginning	(Losses) in Income		Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial instruments owned:
Trading – Common stocks	$ 613	$ (310)	$ -	$ -	$ (310)	$ 735	$ 341	$ 1,379
Trading – Preferred stocks	-	8	-	-	8	-	29	37
Trading – Other	575	-	-	-	-	-	21	596
Total	$ 1,188	$ (302)	$ -	$ -	$ (302)	$ 735	$ 391	$ 2,012

During the quarter ended June 30, 2008, the Company reclassified approximately $0.4 million of investments from Level 2 to Level 3.  The reclassification was due to a reduction in market price quotations for these investments.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2008 (in thousands)

Total
Unrealized
				Gains or	Total
				(Losses)	Realized		Net
	December	Total Realized and		Included in	and		Transfers
	31, 2007	Unrealized Gains or		Other	Unrealized	Purchases	In and/or
	Beginning	(Losses) in Income		Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial instruments owned:
Trading – Common stocks	$ 856	$ (553)	$ -	$ -	$ (553)	$ 735	$ 341	$ 1,379
Trading – Preferred stocks	-	8	-	-	8	-	29	37
Trading – Other	567	8	-	-	8	-	21	596
Total	$ 1,423	$ (537)	$ -	$ -	$ (537)	$ 735	$ 391	$ 2,012

During the six months ended June 30, 2008, the Company reclassified approximately $0.4 million of investments from Level 2 to Level 3.  The reclassification was due to a reduction in market price quotations for these investments.

Unrealized Level 3 losses included within net gain (loss) from investments in the condensed consolidated statement of income for the three months ended June 30, 2009 and 2008 were approximately $0.1 million and $0.3 million, respectively, and for the six months ended June 30, 2009 and 2008 were approximately $0.2 million and $0.5 million, respectively, for those Level 3 securities held at June 30, 2009 and 2008, respectively.

E. Debt

The fair value of the Company’s debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  At June 30, 2009, the fair value of the Company’s debt is estimated to be $197.9 million.  The carrying value of the Company debt at June 30, 2009 is $198.8 million.

F. Income Taxes

The effective tax rate for the three months ended June 30, 2009 was 34.4% as compared to the prior year quarter’s effective rate of 37.5%.  The current year’s rate includes a reduction to certain income tax reserves.

The effective tax rate for the six months ended June 30, 2009 was 33.8% as compared to the prior year quarter’s effective rate of 39.3%.  The six-month’s decrease is primarily due to a reduction to income tax reserves.  For the 2008 period, the increase in the effective income tax rate related to increased income tax reserves and the non-deductibility of a portion of a legal settlement.

G. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Basic:
Net income attributable to GAMCO Investors, Inc.	$ 13,316	$ 14,459	$ 21,528	$ 24,945
Weighted average shares outstanding	27,384	27,948	27,381	28,070
Basic net income attributable to GAMCO Investors, Inc. per share	$ 0.49	$ 0.52	$ 0.79	$ 0.89

Diluted:
Net income attributable to GAMCO Investors, Inc.	$ 13,316	$ 14,459	$ 21,528	$ 24,945
Add interest expense on convertible note, net of management fee and taxes	-	343	-	-
Total	$ 13,316	$ 14,802	$ 21,528	$ 24,945

Weighted average shares outstanding	27,384	27,948	27,381	28,070
Assumed conversion of convertible note	-	755	-	-
Dilutive stock options & RSAs	124	40	65	46
Total	27,508	28,743	27,446	28,116
Diluted net income attributable to GAMCO Investors, Inc. per share	$ 0.48	$ 0.51	$ 0.78	$ 0.89

H. Stockholders’ Equity

Shares outstanding were 27.7 million on June 30, 2009, 27.7 million on December 31, 2008, and 28.2 million shares on June 30, 2008.

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

Stock Award and Incentive Plan

The Company maintains two Plans approved by the shareholders, which are designed to provide incentives which will attract and retain individuals key to the success of GAMCO through direct or indirect ownership of our common stock.  Benefits under the Plans may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards.  A maximum of 1,500,000 shares of Class A Common Stock have been reserved for issuance under each of the Plans.  Under the Plans, the Compensation Committee may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine.  Options granted under the Plans vest 75% after three years and 100% after four years from the date of grant and expire after ten years.

On January 2, 2009, the Company issued 15,000 restricted stock award (“RSA”) shares at a grant day fair value of $29.06 per share.  As of June 30, 2009, there are 363,400 RSA shares outstanding that were issued at an average grant price of $60.82.  All grants of the RSAs were recommended by the Company's Chairman, who did not receive an RSA award, and approved by the Compensation Committee.  This expense will be recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs are charged to retained earnings on the declaration date.

For the three months ended June 30, 2009 and 2008, we recognized stock-based compensation expense of $1.3 million and $1.2 million, respectively.  For the six months ended June 30, 2009 and 2008, we recognized stock-based compensation expense of $2.5 million and $2.4 million, respectively.  Stock-based compensation expense for RSAs and options for the years ended December 31, 2008 through December 31, 2013 (based on awards currently issued) is as follows ($ in thousands):

	2008	2009	2010	2011	2012	2013
Q1	$ 1,198	$ 1,271	$ 1,260	$ 766	$ 730	$ 44
Q2	1,204	1,267	1,257	763	729	44
Q3	1,237	1,265	1,256	746	729	23
Q4	1,252	1,264	1,093	739	501	12
Full Year	$ 4,891	$ 5,067	$ 4,866	$ 3,014	$ 2,689	$ 123

The total compensation costs related to non-vested restricted stock awards and options not yet recognized is approximately $13.2 million.  For the three months ended June 30, 2009 and 2008 proceeds from the exercise of 6,850 and 50 stock options were $132,000 and $1,000, respectively, resulting in a tax benefit to GAMCO of $78,000 and $1,000, respectively.  For the six months ended June 30, 2009 and 2008 proceeds from the exercise of 12,175 and 15,550 stock options were $225,000 and $0.6 million, respectively, resulting in a tax benefit to GAMCO of $112,000 and $44,000, respectively.  Additionally, during the three and six months ended June 30, 2008 the Company reversed a previously recognized tax benefit of $50,000.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant the authority to repurchase shares of our Class A Common Stock.  For the three and six months ended June 30, 2009, the Company repurchased approximately 3,500 shares at an average price per share of $48.38.  For the three and six months ended June 30, 2008, the Company repurchased approximately 244,000 and 453,000 shares, respectively, at an average price per share of $50.85 and $51.30, respectively.  From the inception of the program through June 30, 2009, 6,056,083 shares have been repurchased at an average price of $39.78 per share.  At June 30, 2009, the total shares available under the program able to be repurchased were approximately 861,000.

I. Goodwill and Identifiable Intangible Assets

In accordance with FASB Statement No. 142 “Accounting for Goodwill and Other Intangible Assets,” (FASB ASC 350-10-05) we assess the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant.  There was no impairment charge recorded for the three or six months ended June 30, 2009.  At June 30, 2009, $3.5 million of goodwill is reflected within other assets on our condensed consolidated statements of financial condition related to our 92%-owned subsidiary, Gabelli Securities, Inc.

On March 10, 2008, the Enterprise Mergers and Acquisitions Fund's (the "Fund") Board of Directors, subsequent to obtaining shareholder approval, approved the assignment of the advisory contract to Gabelli Funds, LLC (the "Adviser") as the investment adviser to the Fund.  GAMCO Asset Management Inc. had been the sub-adviser to the Fund.  On July 8, 2008, the Fund was renamed the Gabelli Enterprise Merger and Acquisitions Fund.  As a result of becoming the adviser to the rebranded Gabelli Enterprise Mergers and Acquisitions Fund, at June 30, 2009, the Company maintains an indefinite-lived identifiable intangible asset within other assets on the condensed consolidated statements of financial condition of approximately $1.9 million, after the write down of $1.5 million in the fourth quarter of 2008.  The investment advisory agreement is subject to annual renewal by the Fund's Board of Directors, which the Company expects will be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2010.

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

We indemnify the clearing brokers for our affiliated broker-dealer for losses they may sustain from the customer accounts that trade on margin introduced by our broker-dealer subsidiary.  At June 30, 2009, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of our obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote.  Management cannot estimate any potential maximum exposure due both to the remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of management.  Consequently, no accrual has been made in the condensed consolidated financial statements.

K. Subsequent Events

On August 4, 2009, our Board of Directors declared a quarterly dividend of $0.03 per share to all of its Class A and Class B shareholders, payable on September 29, 2009 to shareholders of record on September 15, 2009.

These subsequent events have been evaluated through August 6, 2009, the date the condensed consolidated financial statements were issued.

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

We conduct our investment advisory business principally through: GAMCO Asset Management Inc. (Separate Accounts), Gabelli Funds, LLC (Mutual Funds) and Gabelli Securities, Inc. (Investment Partnerships).  We also act as an underwriter, are a distributor of our open-end funds and provide institutional research through Gabelli & Company, Inc. (“Gabelli & Company”), our broker-dealer subsidiary.

On March 20, 2009, the Company completed its spin-off of its ownership of Teton Advisors, Inc. (“Teton”) to its shareholders.  The condensed consolidated financial statements include the results of Teton up to March 20, 2009.  Prior period results have not been restated.  However, Assets Under Management (“AUM”) have been presented for prior periods excluding Teton for comparability.  Such Teton AUM were $450 million at December 31, 2008 and $434 million at June 30, 2008.

AUM were $21.4 billion as of June 30, 2009, 15.7% higher than March 31, 2009 AUM of $18.5 billion while 23.3% below June 30, 2008 AUM of $27.9 billion.  Equity AUM were $19.6 billion on June 30, 2009, 17.4% above the March 31, 2009 equity AUM of $16.7 billion and 26.6% below the $26.7 billion on June 30, 2008.  Highlights are as follows:

-
Our institutional and private wealth management business ended the quarter with $8.8 billion in separately managed accounts, up 17.3% from the March 31, 2009 level of $7.5 billion but 24.1% lower than the $11.6 billion on June 30, 2008.

-	Our closed-end equity funds had AUM of $3.8 billion on June 30, 2009, rising 11.8% from the $3.4 billion on March 31, 2009 but 33.3% below the $5.7 billion on June 30, 2008.

-	Our open-end equity funds AUM were $6.7 billion on June 30, 2009, 19.6% more than the $5.6 billion on March 31, 2009 but 26.4% below the $9.1 billion on June 30, 2008.

-
We have the opportunity to earn base fees and incentive fees for certain institutional client assets, assets attributable to preferred issues for our closed-end funds, assets of the Gabelli Global Deal Fund (NYSE: GDL) and Investment Partnership assets.  As of June 30, 2009, assets with incentive based fees were $2.6 billion, up 4.0% from the $2.5 billion on March 31, 2009 and 18.8% below the $3.2 billion on June 30, 2008.  At June 30, 2009, we have unearned incentive fee revenues of $3.1 million on these assets representing $.03 per diluted share after direct expenses and taxes.  These fees, which vary with the market value of the related AUM, are not recorded as revenues until the contract period has ended, which for the majority of these arrangements is December 31, 2009.

-	Our Investment Partnerships AUM were $266 million on June 30, 2009 versus $265 million on March 31, 2009 and $354 million on June 30, 2008.

-
AUM in The Gabelli U.S. Treasury Fund, our 100% U.S. Treasury money market fund, was unchanged at $1.8 billion on June 30, 2009 versus March 31, 2009 and higher by 50.0% from the June 30, 2008 AUM of $1.2 billion.

The Company reported Assets Under Management as follows:

Table I: Fund Flows – 2nd Quarter 2009 (millions)
	March 31, 2009	Closed-end Fund distributions, net of reinvestments	Net Cash Flows	Market Appreciation	June 30, 2009
Equities:
Open-end Funds	$5,627	$-	$130	$927	$6,684
Closed-end Funds	3,359	(84)	39	508	3,822
Institutional & PWM - direct	6,227	-	(42)	1,147	7,332
Institutional & PWM – sub-advisory	1,202	-	(3)	277	1,476
Investment Partnerships	265	-	(11)	12	266
Total Equities	16,680	-	113	2,871	19,580
Fixed Income:
Money-Market Fund	1,794	-	(30)	1	1,765
Institutional & PWM	21	-	-	-	21
Total Fixed Income	1,815	-	(30)	1	1,786
Total Assets Under Management	$ 18,495	$ (84)	$ 83	$ 2,872	$ 21,366

Table II:	June 30,	June 30,	%
Equities:	2008	2009	Inc.(Dec.)
Open-end Funds	$ 9,063	$ 6,684	(26.2)
Closed-end Funds	5,704	3,822	(33.0)
Institutional & PWM - direct	9,564	7,332	(23.3)
Institutional & PWM – sub-advisory	2,043	1,476	(27.8)
Investment Partnerships	354	266	(24.9)
Total Equities	26,728	19,580	(26.7)
Fixed Income:
Money-Market Fund	1,153	1,765	53.1
Institutional & PWM	17	21	23.5
Total Fixed Income	1,170	1,786	52.6
Total Assets Under Management	$ 27,898	$ 21,366	(23.4)
Note: Teton’s AUM at June 30, 2008 were $434 million and have been excluded from Table II.

Table III:	Assets Under Management By Quarter (millions)
						% Increase/(decrease) from
Equities:	6/08	9/08	12/08	3/09	6/09	6/08	3/09
Open-end Funds	$ 9,063	$ 8,015	$ 6,139	$ 5,627	$ 6,684	(26.2)	18.8
Closed-end Funds	5,704	4,869	3,792	3,359	3,822	(33.0)	13.8
Institutional & PWM - direct	9,564	8,964	6,861	6,227	7,332	(23.3)	17.7
Institutional & PWM – sub-advisory	2,043	1,964	1,585	1,202	1,476	(27.8)	22.8
Investment Partnerships	354	340	295	265	266	(24.9)	0.4
Total Equities	26,728	24,152	18,672	16,680	19,580	(26.7)	17.4
Fixed Income:
Money-Market Fund	1,153	1,003	1,507	1,794	1,765	53.1	(1.6)
Institutional & PWM	17	19	22	21	21	23.5	-
Total Fixed Income	1,170	1,022	1,529	1,815	1,786	52.6	(1.6)
Total Assets Under Management	$ 27,898	$ 25,174	$ 20,201	$ 18,495	$ 21,366	(23.4)	15.5
Note: Teton’s AUM at June 30, 2008, September 30, 2008 and December 31, 2008 were $434 million, $418 million and $450 million, respectively, and have been excluded from Table III.

Relative long-term investment performance remains strong.  Over half of all firm mutual funds performed in the top half of their Lipper categories on a one-, three-, five-, and ten-year total return basis, respectively as of June 30, 2009.  Also, 61% of the firm’s mutual funds have a 4- or 5-star 3 year Morningstar RatingTM.

Gabelli Funds Morningstar Ratings Based on Risk Adjusted returns as of June 30, 2009
		Overall Rating		3 Year Rating		5 Year Rating		10 Year Rating
FUND	Morningstar Category	Stars	# of Funds	Stars	# of Funds	Stars	# of Funds	Stars	# of Funds
Gabelli ABC AAA	Mid-Cap Blend	êêêêê	382	êêêêê	382	êêêêê	293	êêêêê	144
Gabelli Asset AAA	Mid-Cap Blend	êêêê	382	êêêê	382	êêêê	293	êêê	144
Gabelli Blue Chip Value AAA	Large Value	êêêê	1154	êêêê	1154	êêêê	951	n/a	452
Gabelli Equity Income AAA	Large Value	êêêê	1154	êêêê	1154	êêêê	951	êêêêê	452
Gabelli Small Cap Growth AAA	Small Blend	êêêêê	570	êêêêê	570	êêêêê	465	êêêê	231
Gabelli SRI Green AAA	Mid-Cap Blend	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Gabelli Utilities AAA	Specialty – Utilities	êêê	93	êêêê	93	êêê	78	n/a	50
Gabelli Value A	Mid-Cap Blend	êê	382	êê	382	êê	293	êê	144
Gabelli Woodland Small Cap Value AAA	Small Blend	êêê	570	êêêê	570	êêê	465	n/a	231
GAMCO Global Convertible Secs AAA	Convertibles	ê	72	ê	72	ê	67	ê	48
GAMCO Global Growth AAA	World Stock	êêê	544	êêê	544	êêê	446	êê	253
GAMCO Global Opportunity AAA	World Stock	êêê	544	êêê	544	êêêê	446	êêê	253
GAMCO Global Telecommunications AAA	Specialty – Communications	êêêê	38	êêêê	38	êêêê	35	êêê	13
GAMCO Gold AAA	Specialty – Precious Metals	êêêê	61	êêê	61	êêê	58	êêêê	36
GAMCO Growth AAA	Large Growth	êêê	1565	êêê	1565	êêê	1294	êê	663
GAMCO International Growth AAA	Foreign Large Growth	êêê	226	êêê	226	êêê	172	êêê	89
GAMCO Mathers	Conservative Allocation	êêê	485	êêêêê	485	êêê	315	êê	134
GAMCO Westwood Balanced AAA	Moderate Allocation	êêêê	960	êêêê	960	êêêêê	793	êêêê	453
GAMCO Westwood Equity AAA	Large Value	êêêê	1154	êêêê	1154	êêêêê	951	êêêê	452
GAMCO Westwood Income AAA	Moderate Allocation	êêê	960	ê	960	êêê	793	êêêêê	453
GAMCO Westwood Intermediate AAA	Intermediate-Term Bond	êêê	983	êêêê	983	êêê	860	êêê	476
GAMCO Westwood Mighty Mites AAA	Small Blend	êêêêê	570	êêêêê	570	êêêêê	465	êêêêê	231
GAMCO Westwood SmallCap Equity AAA	Small Blend	êê	570	êêê	570	êêêê	465	ê	231
Gabelli Enterprise Mergers & Acquisitions Y	Mid-Cap Blend	êêêêê	382	êêêêê	382	êêêêê	293	n/a	144
Comstock Capital Value AAA	Bear Market	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Percent of Rated funds rated 4 or 5 stars		47.83%		60.87%		52.17%		42.11%

The overall Morningstar Rating™ is derived from a weighted average of the performance figures associated with its three, five and ten year (if applicable) Morningstar Rating™
metrics.  Data presented reflects past performance, which is no guarantee of future results. © 2008 Morningstar, Inc. All rights Reserved.  Ratings are for Class AAA, A or Y shares only.  Other classes may contain different performance characteristics.  For each fund with at least a three year history, Morningstar calculates a Morningstar Rating™ based on a Morningstar Risk-Adjusted Return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance.  The top 10% of the funds in each category recieve 5 stars, the next 22.5% recieve 4 stars, the next 35% recieve 3 stars, the next 22.5% recieve 2 stars, and the bottom 10% recieve 1 star.  (Each share class is counted as a fraction of one fund within this scale and rated separatley, which may cause slight variations in the distribution percentages.)  Strong relative performance is not indicative of positive fund returns.  2008 absolute performance for most funds was negative.  Investors should consider the investment objectives, risks, sales charges and expenses of the fund carefully before investing.  The prospectus contains more information about this and other matters.  The prospectus should be read carefully before investing.  Distributed by Gabelli & Company, One Corporate Center, Rye, NY 10580  Call 1-800-GABELLI (422-3554) for a prospectus.

GABELLI/GAMCO FUNDS		Gabelli Funds Lipper Rankings as of June 30, 2009
		1 Yr – 06/30/08-06/30/09		3 Yrs – 06/30/06-06/30/09		5 Yrs – 06/30/04-06/30/09		10 Yrs – 06/30/99-06/30/09
Fund Name	Lipper Category	Percentile Rank	Rank / Total Funds	Percentile Rank	Rank / Total Funds	Percentile Rank	Rank / Total Funds	Percentile Rank	Rank / Total Funds
Gabelli Asset; AAA	Multi-Cap Core Funds	43	320/759	17	99/614	9	40/463	22	39/178
Gabelli Value Fund; A	Multi-Cap Core Funds	67	506/759	82	504/614	80	368/463	47	83/178
Gabelli SRI; AAA	Multi-Cap Core Funds	1	7/759	-	-	-	-	-	-
Gabelli Eq:Eq Inc; AAA	Equity Income Funds	52	151/294	32	75/234	28	52/186	10	10/104
GAMCO Ww:Income; AAA	Equity Income Funds	43	125/294	62	145/234	-	-	-	-
GAMCO Growth; AAA	Large-Cap Growth Funds	68	569/841	55	392/717	33	195/602	61	189/313
GAMCO Ww:SmCp Eq; AAA	Small-Cap Core Funds	63	483/766	47	287/617	18	89/503	98	237/242
Gabelli Eq:SC Gro; AAA	Small-Cap Core Funds	11	81/766	9	52/617	12	56/503	19	46/242
GAMCO Ww:Mhty M; AAA	Small-Cap Core Funds	4	30/766	2	9/617	5	24/503	15	36/242
Gabelli Eq:Wd SCV; AAA	Small-Cap Core Funds	26	197/766	17	100/617	31	155/503	-	-
GAMCO Gl:Oppty; AAA	Global Multi-Cap Growth	39	34/87	50	28/56	18	8/46	19	5/26
GAMCO Gl:Growth; AAA	Global Large-Cap Core	72	70/97	46	39/85	35	25/71	73	27/36
GAMCO Gold; AAA	Gold Oriented Funds	62	42/67	39	21/53	39	19/48	20	6/29
GAMCO Intl Gro; AAA	International Large-Cap Growth	38	60/160	65	84/129	76	74/97	47	26/55
GAMCO Ww:Eqty; AAA	Large-Cap Value Funds	85	475/564	13	62/485	3	9/410	12	23/191
Gabelli Bl Chp Val; AAA	Large-Cap Core Funds	10	86/932	23	185/805	15	96/669	-	-
Gabelli Inv:ABC; AAA	Specialty Diversified Equity Funds	21	9/42	26	8/30	20	3/14	40	4/9
GAMCO Mathers; AAA	Specialty Diversified Equity Funds	26	11/42	33	10/30	40	6/14	70	7/9
Comstock Cap Val; A	Specialty Diversified Equity Funds	3	1/42	13	4/30	54	8/14	60	6/9
GAMCO Gl:Telecom; AAA	Telecommunications Funds	58	24/41	18	6/33	17	5/29	20	2/9
GAMCO Gl:Convert; AAA	Convertible Securities Funds	94	70/74	96	61/63	94	57/60	98	44/44
Gabelli Utilities; AAA	Utility Funds	3	3/101	19	16/87	67	49/73	-	-
GAMCO Ww:Bal – AAA	Mixed-Asset Target Alloc. Moderate Funds	66	335/513	31	116/383	7	20/293	18	25/146
787:Gabelli Merg&Acq; Y	Mid-Cap Core Funds	1	3/382	10	29/305	18	42/241	-	-
Gabelli Capital Asset Fund	Distributed through Insurance Channel	35	130/371	48	148/311	50	119/238	18	15/86
% of funds in top half		60.0%		79.2%		78.3%		68.4%

Data presented reflects past performance, which is no guarantee of future results. Strong rankings are not indicative of positive fund performance.  Absolute performance for some funds was negative.

Lipper, a wholly-owned subsidiary of Reuters, provides independent insight on global collective investments including mutual funds, retirement funds, hedge funds, fund fees and expenses to the asset management and media communities. Lipper ranks the performance of mutual funds within a classification of funds that have similar investment objectives. Rankings are historical with capital gains and dividends reinvested and do not include the effect of loads. If an expense waiver was in effect, it may have had a material effect on the total return or yield for the period.

Relative long-term investment performance remained strong with approximately 60%, 79%, 78% and 68% of firmwide mutual funds in the top half of their Lipper categories on a one-, three-, five-, and ten-year total-return basis, respectively, as of June 30, 2009.

Investors should consider carefully the investment objective, risks, charges and expenses of a fund before investing.  The Prospectus which contains more information about this and other matters, should be read carefully before investing.  You can obtain a prospectus by calling 1-800 GABELLI.  Distributed by Gabelli & Company.  Other share classes are available that have different performance characteristics.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared To Three Months Ended June 30, 2008

(Unaudited; in thousands, except per share data)
	2009	2008
Revenues
Investment advisory and incentive fees	$ 35,989	$ 55,131
Commission revenue	3,949	3,664
Distribution fees and other income	5,233	6,629
Total revenues	45,171	65,424
Expenses
Compensation and related costs	19,681	27,857
Management fee	2,304	2,586
Distribution costs	5,583	6,700
Other operating expenses	4,942	7,074
Total expenses	32,510	44,217
Operating income	12,661	21,207
Other income
Net gain from investments	10,730	10
Interest and dividend income	801	4,196
Interest expense	(3,435)	(2,187)
Total other income, net	8,096	2,019
Income before taxes	20,757	23,226
Income tax provision	7,133	8,719
Net income	13,624	14,507
Net income attributable to noncontrolling interests	308	48
Net income attributable to GAMCO Investors, Inc.’s shareholders	$ 13,316	$ 14,459

Net income attributable to GAMCO Investors, Inc.’s shareholders per share:
Basic	$ 0.49	$ 0.52
Diluted	$ 0.48	$ 0.51

Reconciliation of net income attributable to GAMCO Investors, Inc.’s shareholders to Adjusted EBITDA:

Net income attributable to GAMCO Investors, Inc.’s shareholders	$13,316	$14,459
Interest expense	3,435	2,187
Income tax provision and net income attributable to noncontrolling interests	7,441	8,767
Depreciation and amortization	161	254
Adjusted EBITDA (a)	$ 24,353	$ 25,667

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

Total revenues were $45.2 million in the second quarter of 2009, 30.9% below the $65.4 million reported in the second quarter of 2008.  Operating income was $12.7 million, a decrease of $8.5 million or 40.1% from the $21.2 million in the second quarter of 2008.  Total other income/expense, net of interest expense, was $8.1 million for the second quarter 2009 versus $2.0 million in the prior year’s quarter.  In the short-run, our results remain sensitive to changes in the equity market.  Net income attributable to GAMCO Investors, Inc.’s shareholders for the quarter was $13.3 million or $0.48 per fully diluted share versus $14.5 million or $0.51 per fully diluted share in the prior year’s quarter.

Investment advisory fees for the second quarter 2009 were $36.0 million, 34.7% below the 2008 comparative figure of $55.1 million. Open-end mutual fund revenues declined by 32.5% to $16.8 million from $24.9 million in second quarter 2008 primarily due to lower average AUM.  Our closed-end fund revenues fell 44.1% to $6.6 million in the second quarter 2009 from $11.8 million in 2008 primarily due to decreased average AUM.  Institutional and high net worth separate accounts revenues, whose revenues are based upon prior quarter-end AUM, decreased 32.2% to $12.0 million from $17.7 million in second quarter 2008, primarily due to lower AUM.  Investment partnership revenues were $0.5 million, a decrease of $0.2 million or 28.6% from $0.7 million in 2008.  This decrease was primarily due to lower AUM in the current quarter as compared to the prior year's quarter.

Commission revenues from our institutional research services subsidiary achieved revenues of $3.9 million in the second quarter 2009, up 5.4% from the prior year.

Mutual fund distribution fees and other income were $5.2 million for the second quarter 2009, a decline of 21.2% or $1.4 million from the prior period’s $6.6 million, primarily due to the decline in open-end equity mutual fund AUM.

Compensation costs, which are largely variable, were $19.7 million or 29.4% lower than the $27.9 million recorded in the prior year period.  This decrease was driven by lower revenues across most business lines as AUM declined quarter over quarter.

Management fee expense, which is completely variable and based on pretax income, declined to $2.3 million in the second quarter of 2009 from $2.6 million in the 2008 period.

Distribution costs were $5.6 million, a decrease of 16.4% from $6.7 million in the prior year’s period.

Other operating expenses decreased by $2.2 million to $4.9 million in the second quarter of 2009 from the prior year second quarter of $7.1 million.  Excluding the receipt of insurance claims for legal fees and expenses submitted in prior quarter, for both the 2009 and 2008 second quarter, the decrease would have been $2.6 million.  Clearing charges declined 45.4% or $0.5 million even as commission revenue increased as we benefited from our cost reduction efforts.

Total expenses, excluding the management fee, were $30.2 million in the second quarter of 2009, a 27.4% decrease from total expenses of $41.6 million in the second quarter of 2008.

Operating income for the second quarter of 2009 was $12.7 million, lower by $8.5 million than the second quarter 2008’s $21.2 million.  This decline was largely due to the decline in revenues and impacted negatively by a decline in operating expenses that was less than the revenue decline.

Total other income/expense (net of interest expense) was $8.1 million for the second quarter 2009 versus $2.0 million in the prior year’s quarter.  $10.7 million of this increase is from the effect of mark to market increases in equity instruments.  Interest income was lower by $1.6 million and dividend income was lower by $1.8 million.  Interest expense increased to $3.4 million for second quarter 2009 from $2.2 million for the prior year quarter primarily the result of the issuance in October 2008 of the $60 million 6.5% convertible note.

The effective tax rate for the three months ended June 30, 2009 was 34.4% as compared to the prior year period’s effective rate of 37.5%.  The current year’s rate includes a reduction to certain income tax reserves.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2009 Compared To Six Months Ended June 30, 2008

(Unaudited; in thousands, except per share data)
	2009	2008
Revenues
Investment advisory and incentive fees	$ 71,188	$ 111,972
Commission revenue	7,599	6,920
Distribution fees and other income	9,743	13,080
Total revenues	88,530	131,972
Expenses
Compensation and related costs	40,466	56,780
Management fee	3,653	4,567
Distribution costs	11,005	13,033
Other operating expenses	9,243	13,128
Total expenses	64,367	87,508
Operating income	24,163	44,464
Other income (expense)
Net gain (loss) from investments	13,322	(8,379)
Interest and dividend income	2,079	8,970
Interest expense	(6,669)	(4,204)
Total other income (expense), net	8,732	(3,613)
Income before taxes	32,895	40,851
Income tax provision	11,121	16,045
Net income	21,774	24,806
Net income (loss) attributable to noncontrolling interests	246	(139)
Net income attributable to GAMCO Investors, Inc.’s shareholders	$ 21,528	$ 24,945

Net income attributable to GAMCO Investors, Inc.’s shareholders per share:
Basic	$ 0.79	$ 0.89
Diluted	$ 0.78	$ 0.89

Reconciliation of net income attributable to GAMCO Investors, Inc.’s shareholders to Adjusted EBITDA:

Net income attributable to GAMCO Investors, Inc.’s shareholders	$ 21,528	$ 24,945
Interest expense	6,669	4,204
Income tax provision and net income attributable to noncontrolling interests	11,367	15,906
Depreciation and amortization	325	483
Adjusted EBITDA (a)	$ 39,889	$ 45,538

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

Total revenues were $88.5 million in the six months ended June 30, 2009, 33.0% below the $132.0 million reported in the six months ended June 30, 2008.  Operating income was $24.2 million, a decrease of $20.3 million or 45.6% from the $44.5 million in the six months ended June 30, 2008.  Total other income/expense, net of interest expense, was income of $8.7 million for the six months ended June 30, 2009 versus an expense of $3.6 million in the prior year’s period.  In the short-run, our results remain sensitive to changes in the equity market.  Net income attributable to GAMCO Investors, Inc.’s shareholders for the six months ended June 30, 2009 was $21.5 million or $0.78 per fully diluted share versus $24.9 million or $0.89 per fully diluted share in the prior year’s period.

Investment advisory fees for the six months ended June 30, 2009 were $71.2 million, 36.4% below the 2008 comparative figure of $112.0 million.  Open-end mutual fund revenues declined by 33.0% to $32.5 million from $48.5 million in six months ended June 30, 2008 primarily due to lower average AUM.  Our closed-end fund revenues fell 46.8% to $12.4 million in the six months ended June 30, 2009 from $23.3 million in 2008 primarily due to decreased average AUM.  Institutional and high net worth separate accounts revenues, whose revenues are based upon prior quarter-end AUM, decreased 34.7% to $25.2 million from $38.6 million in six months ended June 30, 2008, primarily due to lower AUM.  Investment partnership revenues were $1.0 million, a decrease of $0.5 million or 33.3% from $1.5 million in 2008.  This decrease was primarily due to lower AUM in the current period as compared to the prior year's period.

Commission revenues from our institutional research subsidiary, Gabelli & Company, were $7.6 million in the six months ended June 30, 2009, up 10.1% from the prior year’s amount of $6.9 million.

Mutual fund distribution fees and other income were $9.7 million for the first half of 2009, a decline of 26.0% or $3.4 million from the prior period’s $13.1 million, primarily due to the decline in open-end equity mutual fund AUM.

Compensation costs, which are largely variable, were $40.5 million or 28.7% lower than the $56.8 million recorded in the prior year period.  This decrease was driven by lower revenues across most business lines as AUM declined period over period.

Management fee expense, which is completely variable and based on pretax income, declined to $3.7 million in the six months ended June 30, 2009 from $4.6 million in the 2008 period.

Distribution costs were $11.0 million, a decrease of 15.4% from $13.0 million in the prior year’s period.

Other operating expenses decreased by $3.9 million to $9.2 million in the first half of 2009 from the prior year first half of $13.1 million.  Contributing to this decline was $0.5 million of receipts of insurance claims for legal fees and expenses submitted in prior quarters received in the first half of 2009 in excess of the 2008 amount.  Clearing charges declined 38.0% or $0.8 million even as commission revenue increased 10.1% as we benefited from our cost reduction efforts.

Total expenses, excluding the management fee, were $60.7 million in the six months ended June 30, 2009, a 26.8% decrease from total expenses of $82.9 million in the six months ended June 30, 2008.

Operating income for the six months ended June 30, 2009 was $24.2 million, lower by $20.3 million than the six months ended June 30, 2008’s $44.5 million.  This decline was largely due to the decline in revenues and impacted negatively by a decline in operating expenses that was less than the revenue decline.

Total other income/expense (net of interest expense) was $8.7 million of income for the six months ended June 30, 2009 versus an expense of $3.6 million in the prior year’s period.  $21.7 million of this increase is from the effect of mark to market increases in equity instruments.  Interest income was lower by $4.0 million and dividend income was lower by $2.9 million.  Interest expense increased to $6.7 million for six months ended June 30, 2009 from $4.2 million for the prior year period primarily the result of the issuance in October 2008 of the $60 million 6.5% convertible note.

The effective tax rate for the six months ended June 30, 2009 was 33.8% as compared to the prior year period’s effective rate of 39.3%.  The current year’s rate includes a reduction to prior period income tax reserves while the prior year’s effective rate was increased by an adjustment relating to the deductibility of a legal settlement.

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

Summary cash flow data is as follows:
	Six Months Ended June 30,
	2009	2008
Cash flows (used in) provided by:	(in thousands)
Operating activities	$ 83,313	$ 123,315
Investing activities	1,102	(159)
Financing activities	(5,377)	(25,130)
Net increase	79,038	98,026
Effect of exchange rates on cash and cash equivalents	118	(1)
Cash and cash equivalents at beginning of period	331,174	168,319
Cash and cash equivalents at end of period	$ 410,330	$ 266,344

Cash requirements and liquidity needs have historically been met through cash generated by operating activities and through our borrowing capacity.  We have received investment grade ratings from both Moody’s Investors Services and Standard & Poor’s Rating Services.  These investment grade ratings expand our ability to attract both public and private capital.  Our shelf registration provides us opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $400 million.  On July 2, 2009, Standard & Poor’s affirmed the Company’s BBB/A-2 issuer credit ratings.  At the same time, they revised their outlook from stable to negative.

At June 30, 2009, we had total cash and cash equivalents of $410.3 million, an increase of $79.1 million from December 31, 2008.  Cash and cash equivalents and investments in securities held in escrow relating to the $60 million 6.5% convertible note and held by investment partnerships and offshore funds consolidated under EITF 04-5 are restricted from use for general operating purposes.  Total debt outstanding at June 30, 2009 was $198.8 million, consisting of the $60 million 6.5% convertible note, the $40 million 6% convertible note and the $99 million of 5.5% senior notes.  On January 22, 2008, Cascade Investment, L.L.C. elected to convert $10 million of the 6% convertible note into 188,679 GAMCO shares.

For the six months ended June 30, 2009, cash provided by operating activities was $83.3 million.  The most significant contributors to the lower cash provided by operating activities in the first six months of 2009 versus the first six months 2008 were lower incentive fees, reduced distributions from partnerships and affiliates and timing of settlement of securities transactions.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities and change in restricted cash, was $1.1 million in the first six months of 2009.  Cash used in financing activities in the first six months of 2009 was $5.4 million.

For the six months ended June 30, 2008, cash provided by operating activities was $123.3 million.  Cash used in investing activities, related to purchases and sales of available for sale securities, was $0.2 million in the first six months of 2008.  Cash used in financing activities in the first six months of 2008 was $25.1 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

As a registered broker-dealer, Gabelli & Company is subject to certain net capital requirements.  Gabelli & Company's net capital has historically exceeded these minimum net capital requirements.  Gabelli & Company computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debt items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 at June 30, 2009.  At June 30, 2009, Gabelli & Company had net capital, as defined, of approximately $17.4 million, exceeding the regulatory requirement by approximately $17.2 million.  Gabelli & Company’s net capital, as defined, may be reduced when Gabelli & Company is involved in firm commitment underwriting activities.  This did not occur as of or for the six months ended June 30, 2009.

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

With respect to our proprietary investment activities, included in investments in securities of $204.1 million at June 30, 2009 were investments in United States Treasury Bills and Notes of $62.0 million, mutual funds, largely invested in equity products, of $52.6 million, a selection of common and preferred stocks totaling $89.6 million, and other investments of approximately $0.1 million.  Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $89.6 million invested in common and preferred stocks at June 30, 2009, $39.7 million represented our investment in Westwood Holdings Group Inc., and $18.8 million was invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At June 30, 2009 and 2008, the fair value of securities sold, not yet purchased was $7.0 million and $2.1 million, respectively.  Investments in partnerships and affiliates totaled $60.0 million at June 30, 2009, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.  These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

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

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our Mutual Funds, Separate Accounts, and Investment Partnerships as well as our proprietary investment and trading activities.  At June 30, 2009, we had equity investments, including mutual funds largely invested in equity products, of $142.1 million.  Investments in mutual funds, $52.6 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships and affiliates which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships and affiliates totaled $60.0 million, of which $11.1 million were invested in partnerships and affiliates which invest in event-driven merger arbitrage strategies.  These strategies are primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes will be recorded as net gain (loss) from investments in the condensed consolidated statements of income while the available for sale portfolio changes will be recorded in other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009.  Disclosure controls and procedures as defined under the Securities Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), Chief Financial Officer ("CFO"), and Co-Principal Accounting Officers (“PAOs”), to allow timely decisions regarding required disclosure.  Our CEO, CFO, and PAOs participated in this evaluation and concluded that, as of the date of June 30, 2009, our disclosure controls and procedures were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended June 30, 2009:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share, net of Commissions	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
4/01/09 – 4/30/09	-	-	-	864,836
5/01/09 – 5/31/09	-	-	-	864,836
6/01/09 – 6/30/09	3,500	$ 48.38	3,500	861,336
Totals	3,500		3,500

Item 4.	Submission of Matters to a Vote of Security Holders

GAMCO held its annual meeting of shareholders in Greenwich, Connecticut on May 5, 2009. At that meeting, the shareholders considered and acted upon the following matters:

THE ELECTION OF DIRECTORS.  The stockholders elected the following individuals to serve as directors until the 2010 annual meeting of stockholders and until their respective successors are duly elected and qualified.  All of the nominees were elected with the following votes cast:

Nominees	For	Withheld
Mario J. Gabelli	205,007,054	1,968,067
Edwin L. Artzt	206,883,651	91,470
Raymond C. Avansino, Jr.	205,757,067	1,218,054
Richard L. Bready	206,000,175	974,946
Eugene R. McGrath	206,738,525	236,596
Robert S. Prather, Jr.	205,812,860	1,162,261
Elisa M. Wilson	206,208,554	766,567

THE RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS.  The stockholders ratified Deloitte & Touche LLP as the Company's independent registered public accountants for the year ended December 31, 2009 with the following votes cast:

For	Against	Abstain
206,951,961	19,980	3,180

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By:/s/ Kieran Caterina	By:/s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Principal Accounting Officer	Title: Co-Principal Accounting Officer

Date: August 6, 2009	Date: August 6, 2009