Form 10-Q
period 2009-09-30
GAMCO INVESTORS, INC. ET AL
filed 2009-11-06
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at October 31, 2009
Class A Common Stock, .001 par value	7,327,847
Class B Common Stock, .001 par value	20,292,917

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended September 30, 2009 and 2008
- Nine months ended September 30, 2009 and 2008

Condensed Consolidated Statements of Financial Condition:
- September 30, 2009
- December 31, 2008
- September 30, 2008

Condensed Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income:
- Nine months ended September 30, 2009 and 2008

Condensed Consolidated Statements of Cash Flows:
- Nine months ended September 30, 2009 and 2008

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(In thousands, except per share data)

	Three months Ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues
Investment advisory and incentive fees	$ 40,957	$ 52,297	$ 112,145	$ 164,269
Institutional research services	4,588	4,098	12,187	11,018
Distribution fees and other income	6,037	6,585	15,780	19,665
Total revenues	51,582	62,980	140,112	194,952
Expenses
Compensation	21,590	26,233	62,056	83,013
Management fee	2,638	1,740	6,291	6,307
Distribution costs	6,089	6,658	17,094	19,691
Other operating expenses	4,405	7,076	13,648	20,204
Total expenses	34,722	41,707	99,089	129,215

Operating income	16,860	21,273	41,023	65,737
Other income (expense)
Net gain (loss) from investments	9,659	(4,786)	22,981	(13,165)
Interest and dividend income	598	1,340	2,677	10,310
Interest expense	(3,296)	(2,091)	(9,965)	(6,295)
Total other income (expense), net	6,961	(5,537)	15,693	(9,150)
Income before income taxes	23,821	15,736	56,716	56,587
Income tax provision	8,913	3,837	20,034	19,882
Net income	14,908	11,899	36,682	36,705
Net income (loss) attributable to noncontrolling interests	257	(86)	503	(225)
Net income attributable to GAMCO Investors, Inc.’s shareholders	$ 14,651	$ 11,985	$ 36,179	$ 36,930

Net income attributable to GAMCO Investors, Inc.’s shareholders per share:
Basic	$ 0.54	$ 0.43	$ 1.32	$ 1.32

Diluted	$ 0.53	$ 0.43	$ 1.32	$ 1.32

Weighted average shares outstanding:
Basic	27,366	27,602	27,376	27,930

Diluted	27,505	27,647	27,464	27,973

Dividends declared:	$ 0.03	$ 1.03	$ 0.09	$ 1.09

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(In thousands, except share data)
	September 30,	December 31,	September 30,
	2009	2008	2008
ASSETS
Cash and cash equivalents, including restricted cash of $62,246, $7,156, and $0	$ 463,361	$ 338,330	$ 165,098
Investments in securities, including restricted securities of $0, $54,894, and $0	172,571	226,494	379,072
Investments in partnerships and affiliates	63,997	60,707	73,234
Receivable from brokers	21,991	16,460	37,929
Investment advisory fees receivable	13,313	11,261	16,392
Income tax receivable and deferred tax assets	4,536	23,952	4,388
Other assets	18,682	20,430	23,086
Total assets	$ 758,451	$ 697,634	$ 699,199

LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to brokers	$ 10,006	$ 1,857	$ 2,492
Compensation payable	20,974	15,862	28,253
Capital lease obligation	5,278	5,329	5,300
Securities sold, not yet purchased	9,738	1,677	6,620
Mandatorily redeemable noncontrolling interests	1,586	1,396	1,519
Accrued expenses and other liabilities	24,670	23,605	24,066
Sub-total	72,252	49,726	68,250

5.5% Senior notes (due May 15, 2013)	99,000	99,000	100,000
6% Convertible notes (due August 14, 2011)	39,829	39,766	39,746
6.5% Convertible note (due October 2, 2018)	60,000	60,000	-
Total liabilities	271,081	248,492	207,996

Redeemable noncontrolling interests	1,424	4,201	4,333

Commitments and contingencies (Note J)

Stockholders’ equity
GAMCO Investors, Inc. stockholders’ equity
Class A Common Stock, $0.001 par value; 100,000,000
shares authorized; 13,108,526, 13,018,869, 12,850,162
issued, respectively; 7,337,347, 7,367,090, and 7,395,483
outstanding, respectively	13	13	12
Class B Common Stock, $0.001 par value; 100,000,000
shares authorized; 24,000,000 shares issued,
20,292,917, 20,378,699, 20,550,006 shares outstanding, respectively	20	20	21
Additional paid-in capital	249,889	245,973	244,674
Retained earnings	447,145	413,761	451,635
Accumulated other comprehensive income	24,870	14,923	14,515
Treasury stock, at cost (5,771,179, 5,651,779, and 5,454,679 shares, respectively)	(239,939)	(234,537)	(229,129)
Total GAMCO Investors, Inc. stockholders’ equity	481,998	440,153	481,728
Noncontrolling interests	3,948	4,788	5,142
Total stockholders’ equity	485,946	444,941	486,870

Total liabilities and stockholders' equity	$ 758,451	$ 697,634	$ 699,199
  See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
UNAUDITED
(In thousands)

For the nine months ended September 30, 2009

		GAMCO Investors, Inc. shareholders
					Accumulated
			Additional		Other
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury
	Interests	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2008	$ 4,788	$ 33	$ 245,973	$ 413,761	$ 14,923	$ (234,537)	$ 444,941
Purchase of subsidiary shares
from noncontrolling interest	(747)	-	-	-	-	-	(747)
Spin-off of subsidiary shares
to noncontrolling interests	(412)	-	-	-	-	-	(412)
Comprehensive income:
Net income	319	-	-	36,179	-	-	36,498
Net unrealized gains on
securities available for sale,
net of income tax	-	-	-	-	9,898	-	9,898
Foreign currency translation	-	-	-	-	49	-	49
Total comprehensive income							46,445
Dividends declared	-	-	-	(2,795)	-	-	(2,795)
Income tax effect of transaction
with shareholders	-	-	(243)	-	-	-	(243)
Stock based compensation
expense	-	-	3,821	-	-	-	3,821
Exercise of stock options
including tax benefit	-	-	338	-	-	-	338
Purchase of treasury stock	-	-	-	-	-	(5,402)	(5,402)
Balance at September 30, 2009	$ 3,948	$ 33	$ 249,889	$ 447,145	$ 24,870	$ (239,939)	$ 485,946

  See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
UNAUDITED (continued)
(In thousands)
For the nine months ended September 30, 2008

		GAMCO Investors, Inc. shareholders
					Accumulated
			Additional		Other
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury
	Interests	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2007	$ 5,791	$ 33	$ 230,483	$ 445,121	$ 20,815	$ (195,137)	$ 507,106
Payment of subsidiary dividend
to noncontrolling interests	(604)	-	-	-	-	-	(604)
Comprehensive income:
Net income	(45)	-	-	36,930	-	-	36,885
Net unrealized losses on
securities available for sale, net
of income tax	-	-	-	-	(6,246)	-	(6,246)
Foreign currency translation	-	-	-	-	(54)	-	(54)
Total comprehensive income							30,585
Dividends declared	-	-	-	(30,416)	-	-	(30,416)
Stock based compensation
expense	-	-	3,639	-	-	-	3,639
Conversion of 6% convertible
note	-	-	9,923	-	-	-	9,923
Exercise of stock options
including tax benefit	-	-	629	-	-	-	629
Purchase of treasury stock	-	-	-	-	-	(33,992)	(33,992)
Balance at September 30, 2008	$ 5,142	$ 33	$ 244,674	$ 451,635	$ 14,515	$ (229,129)	$ 486,870

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Nine months ended
	September 30,
	2009	2008
Operating activities
Net income	$ 36,682	$ 36,705
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net (gains) losses from partnerships and affiliates	(10,791)	7,370
Depreciation and amortization	487	747
Stock based compensation expense	3,821	3,639
Deferred income taxes	2,644	(2,503)
Tax benefit from exercise of stock options	113	2
Foreign currency (gain) loss	49	(54)
Other-than-temporary loss on available for sale securities	-	713
Acquisition of intangible asset	-	(3,370)
Fair value of donated securities	370	507
(Gains) losses on investments in securities	(13,588)	6,377
Gain (loss) related to investment partnerships and offshore funds consolidated under EITF 04-5, net	1,387	(1,824)
Amortization of discount on debt	63	138
(Increase) decrease in operating assets:
Trading investments in securities	88,883	(7,789)
Investments in partnerships and affiliates	5,669	21,039
Receivable from brokers	(5,531)	2,216
Investment advisory fees receivable	(2,052)	17,309
Other receivables from affiliates	144	3,303
Income tax receivable and deferred tax assets	16,450	-
Other assets	1,128	(397)
Increase (decrease) in operating liabilities:
Payable to brokers	8,149	(5,070)
Income taxes payable	(5,817)	(6,617)
Compensation payable	6,366	4,232
Mandatorily redeemable noncontrolling interests	190	(133)
Accrued expenses and other liabilities	678	(22,364)
Total adjustments	98,812	17,471
Net cash provided by operating activities	135,494	54,176

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Nine months ended
	September 30,
	2009	2008

Investing activities
Purchases of available for sale securities	$ (6,183)	$ (1,022)
Proceeds from sales of available for sale securities	7,077	8,451
Change in restricted cash	(55,090)	-
Net cash (used in) provided by investing activities	(54,196)	7,429

Financing activities
Contributions related to investment partnerships and offshore funds consolidated
under EITF 04-5, net	(2,309)	(346)
Proceeds from exercise of stock options	225	630
Dividends paid	(2,795)	(30,416)
Subsidiary dividends to noncontrolling interests	(1,159)	(604)
Purchase of treasury stock	(5,402)	(33,992)
Net cash used in financing activities	(11,440)	(64,728)
Net increase (decrease) in cash and cash equivalents	69,858	(3,123)
Effect of exchange rates on cash and cash equivalents	83	(98)
Cash and cash equivalents, excluding restricted cash at beginning of period	331,174	168,319
Cash and cash equivalents, excluding restricted cash at end of period	$ 401,115	$ 165,098
Supplemental disclosures of cash flow information:
Cash paid for interest	$ 9,859	$ 5,726
Cash paid for taxes	$ 17,356	$ 29,145

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
September 30, 2009
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

Institutional research services revenues include brokerage commission revenues on a trade-date basis from securities transactions executed on an agency basis on behalf of institutional clients and mutual funds, private wealth management clients and retail customers of affiliated companies.  The Company is also involved in underwriting activities and participates in syndicated underwritings of public equity and debt offerings managed by major investment banks.  The Company provides institutional investors and investment partnerships with investment ideas on numerous industries and special situations, with a particular focus on small-cap and mid-cap companies.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, ”Determination of the Useful Life of Intangible Assets“ (“FSP 142-3“) (FASB ASC 350-30-50) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, ”Goodwill and Other Intangible Assets”.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company adopted FSP 142-3 on January 1, 2009 without a material impact to the condensed consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) (FASB ASC 820-10-65), provides guidelines for making fair value measurements more consistent with the principles presented in Statement 157.  FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) (FASB ASC 825-10-10), enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The application and adoption in the second quarter of these FSPs was not material to the condensed consolidated financial statements.

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

In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“Statement 167”).  The statement’s objective is to improve financial reporting by enterprises involved with variable interest entities.  Statement 167 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009 and shall be applied prospectively.  Early adoption is prohibited.  The Company is in the process of analyzing the impact of this statement on the potential consolidation of open-end and closed-end funds as well as investment partnerships and offshore funds where we serve as the investment manager and/or general partner of the investment manager.  While this statement will have no impact on net income, the effect of the application of this statement to the condensed consolidated financial statements cannot be determined at this time.

In June 2009, the FASB voted to approve the FASB Statement No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“Codification”) (FASB ASC 105-10-10) as the single source of authoritative nongovernmental U.S. GAAP, effective for interim and annual periods ending after September 15, 2009.  All existing accounting standard documents are superseded.  All other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure.  It also includes relevant Securities and Exchange Commission guidance that follows the same topical structure in separate sections in the Codification.  While the Codification does not change GAAP, it introduces a new structure - one that is organized in an easily accessible, user-friendly online research system.  The FASB expects that the new system will reduce the amount of time and effort required to research an accounting issue, mitigate the risk of noncompliance with standards through improved usability of the literature, provide accurate information with real-time updates as new standards are released, and assist the FASB with the research efforts required during the standard-setting process.  While the Codification does not change the U.S. GAAP used by the Company, it will change how U.S. GAAP is referenced in the condensed consolidated financial statements.  All references to U.S. GAAP are organized by topic, subtopic, section and paragraph and are preceded by FASB ASC, where ASC stands for Accounting Standards Codification.  In order to facilitate the transition to the Codification, the Company has elected to show all references to U.S. GAAP within this report on Form 10-Q along with the Codification reference.

In August 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-05 addressing “Fair Value Measurement and Disclosures Topic”, ASC 820.  This standard amended Subtopic 820-10, Fair Value Measurement and Disclosures-Overall, for the fair value measurement of liabilities.  The amendments in the update provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or another valuation technique that is consistent with the principles of Topic 820.  The guidance provided in this update is effective for the first reporting period beginning after issuance of the update.  The application of this update is not expected to be material to the condensed consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-12 addressing “Fair Value Measurement and Disclosures Topic”, ASC 820.  This standard amended Subtopic 820-10, Fair Value Measurement and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share or its equivalent.  The amendments in the update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment or its equivalent.  Additionally, this update requires disclosures about the nature of any restrictions on redemptions, any unfunded commitments and the investment strategies of the investees.  The amendments in this update are effective for financial statements issued for fiscal years and interim periods ending after December 15, 2009.  The adoption of the amendments in this update may have an effect on the disclosures within the condensed consolidated financial statements.

B.  Investment in Securities

Investments in securities at September 30, 2009 and 2008 consisted of the following:

	2009		2008
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
U.S. Government obligations	$ -	$ -	$ 69,898	$ 70,261
Common stocks	74,618	79,680	142,753	132,647
Mutual funds	1,215	1,254	62,057	58,501
Preferred stocks	10	18	31	69
Other investments	355	151	594	729
Total trading securities	76,198	81,103	275,333	262,207

Available for sale securities:
Common stocks	17,100	32,746	19,314	50,381
Mutual funds	48,412	58,722	77,179	66,484
Total available for sale securities	65,512	91,468	96,493	116,865

Total investments in securities	$ 141,710	$ 172,571	$ 371,826	$ 379,072

Securities sold, not yet purchased at September 30, 2009 and 2008 consisted of the following:

	2009		2008
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Common stocks	$ 9,037	$ 9,738	$ 2,399	$ 2,257
Mutual funds	-	-	67	28
Other investments	-	-	4,634	4,335
Total securities sold, not yet purchased	$ 9,037	$ 9,738	$ 7,100	$ 6,620

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities and those with maturities of three months or less at time of purchase are classified as cash and cash equivalents.  A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses, reported in current period earnings.  Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of stockholders’ equity except for losses deemed to be other than temporary which are recorded as realized losses in the condensed consolidated statements of income.  For the nine months ended September 30, 2009, there was no impairment of AFS securities.  For the nine months ended September 30, 2008, there was an impairment of $0.7 million of AFS securities.

The Company accounts for derivative financial instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“Statement 133”) (FASB ASC 815-10-10).  Statement 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value.  From time to time, the Company will enter into hedging transactions to manage its exposure to foreign currencies related to its proprietary investments.  These transactions are not designated as hedges, and changes in fair values of these derivatives are included in net gain (loss) from investments in the condensed consolidated statements of income.  During the nine months ended September 30, 2009, the Company closed out of its only two foreign currency forwards which resulted in a net loss of $27,000.  As of September 30, 2009, the Company did not hold any derivative contracts.

At September 30, 2009, December 31, 2008 and September 30, 2008, the fair value of common stock investments available for sale was $32.7 million, $29.7 million and $50.4 million, respectively.  The total unrealized gains for common stock investments available for sale securities with unrealized gains was $15.6 million, $10.7 million and $31.1 million at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.  There were no unrealized losses for common stock investments available for sale at September 30, 2009, December 31, 2008 or September 30, 2008.  At September 30, 2009, December 31, 2008 and September 30, 2008, the fair value of mutual fund investments available for sale with unrealized gains was $58.5 million, $30.5 million and $4.4 million, respectively.  At September 30, 2009, December 31, 2008 and September 30, 2008, the fair value of mutual fund investments available for sale with unrealized losses was $0.2 million, $15.9 million and $62.1 million, respectively.  All of the mutual fund investments available for sale with unrealized losses at September 30, 2009, December 31, 2008 or September 30, 2008 have been in continuous loss positions for less than twelve months.  The total unrealized gains for mutual fund investments available for sale securities with unrealized gains was $10.3 million, $1.9 million and $0.8 million at September 30, 2009, December 31, 2008 and September 30, 2008, respectively, while the total unrealized losses for available for sale securities with unrealized losses was $0.0 million, $0.9 million and $11.5 million, respectively.  Increases in unrealized gains to fair value, net of taxes, for the three and nine months ended September 30, 2009 of $1.0 million and $9.9 million, respectively, have been included in stockholders’ equity at September 30, 2009 while decreases in unrealized gains to fair value, net of taxes, for the three and nine months ended September 30, 2008 of $2.9 million and $6.2 million, respectively, have been included in stockholders’ equity at September 30, 2008.  Proceeds from sales of investments available for sale were approximately $1.8 million and $7.8 million for the three month periods ended September 30, 2009 and 2008, respectively.  For the three months ended September 30, 2009 and 2008, gross gains on the sale of investments available for sale amounted to $0.2 million and $3.6 million, respectively; there were no gross losses on the sale of investments available for sale.  Proceeds from sales of investments available for sale were approximately $7.1 million and $8.5 million for the nine month periods ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, gross gains on the sale of investments available for sale amounted to $2.1 million and $4.0 million; there were no gross losses on the sale of investments available for sale.  The basis on which the cost of a security sold is determined is specific identification.

At September 30, 2009, there were 5 holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at September 30, 2009 were mutual funds with diversified holdings across multiple companies and in most cases across multiple industries.  One holding was impaired for six consecutive months and four holdings were impaired for eleven consecutive months.  The fair value of these holdings at September 30, 2009 was $0.2 million.

At December 31, 2008, there were 11 holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at December 31, 2008 were mutual funds with diversified holdings across multiple companies and in most cases across multiple industries.  One holding was impaired for one month, one holding was impaired for two consecutive months, two holdings were impaired for three consecutive months, six holdings were impaired for four consecutive months, and one holding was impaired for eight consecutive months.  The fair value of these holdings at December 31, 2008 was $15.9 million.

At September 30, 2008, there were 46 holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at September 30, 2008 were mutual funds with diversified holdings across multiple companies and in most cases across multiple industries.  Twenty holdings were impaired for one month, two holdings were impaired for three consecutive months, nineteen holdings were impaired for four consecutive months, one holding was impaired for six consecutive months, one holding was impaired for seven consecutive months and three holdings were impaired for eleven consecutive months.  The fair value of these holdings at September 30, 2008 was $62.1 million.

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

Cash and cash equivalents, investments in securities, investments in partnerships and affiliates, receivable from brokers, securities sold, not yet purchased and payable to brokers held by investment partnerships and offshore funds consolidated under EITF 04-5 which resulted in a net increase to the condensed consolidated statements of financial condition of $1.6 million, $4.1 million and $4.3 million as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively, are also restricted from use for general operating purposes.

In the normal course of business, the Company is the manager or general partner of several sponsored investment partnerships.  We evaluate each partnership for the appropriate accounting treatment and disclosure.  Certain of the partnerships are consolidated, generally because a majority of the equity is owned by the Company.  Other investment partnerships for which we serve as the general partner but have only a minority ownership interest are not consolidated because the limited partners have substantive rights to replace the Company as general partner.  We also have sponsored a number of investment vehicles where we are the investment manager in which we do not have an equity investment.  These vehicles are considered variable interest entities under FASB Interpretation No. 46 (revised) (FASB ASC 810-10-10), Variable Interest Entities, and we are not the primary beneficiary because we do not absorb a majority of the entities’ expected losses or expected returns.  For these entities, the Company has no amount recorded on the balance sheet, has zero maximum exposure to loss, and has not provided any financial or other support to the entity.  The total assets of these entities at September 30, 2009 and December 31, 2008 were $9.9 million and $9.1 million, respectively.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

Cash and cash equivalents – Cash is maintained in demand deposit accounts at major United States banking institutions.  Cash equivalents primarily consist of an affiliated money market mutual fund which is invested solely in U.S. Treasuries.  U.S. Treasury Bills and Notes with maturities of three months or less at the time of purchase are considered cash equivalents.  Cash equivalents are valued using quoted market prices.

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

The following table presents information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of September 30, 2009 and 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2009 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Cash equivalents	$ 462,913	$ -	$ -	$ 462,913
Investments in securities:
AFS – Common stocks	32,746	-	-	32,746
AFS – Mutual funds	58,722	-	-	58,722
Trading – Common stocks	79,346	102	232	79,680
Trading – Mutual funds	1,254	-	-	1,254
Trading – Preferred stocks	9	-	9	18
Trading – Other	67	-	84	151
Total investments in securities	172,144	102	325	172,571
Total assets at fair value	$ 635,057	$ 102	$ 325	$ 635,484
Liabilities
Trading – Common stocks	$ 9,738	$ -	$ -	$ 9,738
Securities sold, not yet purchased	$ 9,738	$ -	$ -	$ 9,738

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2008 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2008
Cash equivalents	$ 164,751	$ -	$ -	$ 164,751
Investments in securities:
AFS – Common stocks	50,381	-	-	50,381
AFS – Mutual funds	66,484	-	-	66,484
Trading – U.S. Gov’t obligations	70,261	-	-	70,261
Trading – Common stocks	131,647	22	978	132,647
Trading – Mutual funds	58,501	-	-	58,501
Trading – Preferred stocks	-	-	69	69
Trading – Other	198	(4)	535	729
Total investments in securities	377,472	18	1,582	379,072
Total assets at fair value	$ 542,223	$ 18	$ 1,582	$ 543,823
Liabilities
Trading – Common stocks	$ 2,257	$ -	$ -	$ 2,257
Trading – Mutual funds	28	-	-	28
Trading – Other	4,335	-	-	4,335
Securities sold, not yet purchased	$ 6,620	$ -	$ -	$ 6,620

The following tables present additional information about assets and liabilities by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2009 (in thousands)

Total
Unrealized
				Gains or	Total
				(Losses)	Realized		Net
	June	Total Realized and		Included in	and		Transfers
	30, 2009	Unrealized Gains or		Other	Unrealized	Purchases	In and/or
	Beginning	(Losses) in Income		Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial instruments owned:
Trading – Common stocks	$ 242	$ (10)	$ -	$ -	$ (10)	$ -	$ -	$ 232
Trading – Preferred stocks	14	(5)	-	-	(5)	-	-	9
Trading – Other	172	(62)	-	-	(62)	(26)	-	84
Total	$ 428	$ (77)	$ -	$ -	$ (77)	$ (26)	$ -	$ 325

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine months ended September 30, 2009 (in thousands)

Total
Unrealized
				Gains or	Total
				(Losses)	Realized		Net
	December	Total Realized and		Included in	and		Transfers
	31, 2008	Unrealized Gains or		Other	Unrealized	Purchases	In and/or
	Beginning	(Losses) in Income		Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial instruments owned:
Trading – Common stocks	$ 1,114	$ (4)	$ -	$ -	$ (4)	$ (1)	$ (877)	$ 232
Trading – Preferred stocks	96	(87)	-	-	(87)	-	-	9
Trading – Other	331	(193)	-	-	(193)	(54)	-	84
Total	$ 1,541	$ (284)	$ -	$ -	$ (284)	$ (55)	$ (877)	$ 325

During the nine months ended September 30, 2009, the Company reclassed approximately $0.9 million of investments from Level 3 to Level 2.  The reclassifications were due to increased availability of market price quotations and based on the values at the beginning of the period in which the reclass occurred.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2008 (in thousands)

Total
Unrealized
				Gains or	Total
				(Losses)	Realized		Net
	June	Total Realized and		Included in	and		Transfers
	30, 2008	Unrealized Gains or		Other	Unrealized	Purchases	In and/or
	Beginning	(Losses) in Income		Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial instruments owned:
Trading – Common stocks	$ 1,379	$ (71)	$ -	$ -	$ (71)	$ (205)	$ (125)	$ 978
Trading – Preferred stocks	37	32	-	-	32	-	-	69
Trading – Other	596	(61)	-	-	(61)	-	-	535
Total	$ 2,012	$ (100)	$ -	$ -	$ (100)	$ (205)	$ (125)	$ 1,582

During the quarter ended September 30, 2008, the Company reclassified approximately $0.1 million of investments from Level 3 to Level 2.  The reclassifications were due to increased availability of market price quotations and based on the values at the beginning of the period in which the reclass occurred.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine months ended September 30, 2008 (in thousands)

Total
Unrealized
				Gains or	Total
				(Losses)	Realized		Net
	December	Total Realized and		Included in	and		Transfers
	31, 2007	Unrealized Gains or		Other	Unrealized	Purchases	In and/or
	Beginning	(Losses) in Income		Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial instruments owned:
Trading – Common stocks	$ 856	$ (624)	$ -	$ -	$ (624)	$ 530	$ 216	$ 978
Trading – Preferred stocks	-	40	-	-	40	-	29	69
Trading – Other	567	(53)	-	-	(53)	-	21	535
Total	$ 1,423	$ (637)	$ -	$ -	$ (637)	$ 530	$ 266	$ 1,582

During the nine months ended September 30, 2008, the Company reclassified approximately $0.3 million of investments from Level 2 to Level 3.  The reclassification was due to a reduction in market price quotations for these investments and based on the values at the beginning of the period in which the reclass occurred.

Unrealized Level 3 losses included within net gain (loss) from investments in the condensed consolidated statement of income for the three months ended September 30, 2009 and 2008 were approximately $0.1 million and $0.1 million, respectively, and for the nine months ended September 30, 2009 and 2008 were approximately $0.3 million and $0.6 million, respectively, for those Level 3 securities held at September 30, 2009 and 2008, respectively.

E. Debt

The fair value of the Company’s debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  At September 30, 2009, the fair value of the Company’s debt is estimated to be $203.4 million.  The carrying value of the Company debt at September 30, 2009 is $198.8 million.

F. Income Taxes

The effective tax rate for the three months ended September 30, 2009 was 37.4% compared to the prior year quarter’s effective rate of 24.4%.  The prior year’s rate includes a reduction to certain income tax reserves.

The effective tax rate for the nine months ended September 30, 2009 was 35.3% compared to the prior year quarter’s effective rate of 35.1%.

G. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Basic:
Net income attributable to GAMCO Investors, Inc.’s shareholders	$ 14,651	$ 11,985	$ 36,179	$ 36,930
Weighted average shares outstanding	27,366	27,602	27,376	27,930
Basic net income attributable to GAMCO Investors, Inc. ’s shareholders per share	$ 0.54	$ 0.43	$ 1.32	$ 1.32

Diluted:
Net income attributable to GAMCO Investors, Inc. ’s shareholders	$ 14,651	$ 11,985	$ 36,179	$ 36,930

Weighted average shares outstanding	27,366	27,602	27,376	27,930
Dilutive stock options & RSAs	139	45	88	43
Total	27,505	27,647	27,464	27,973
Diluted net income attributable to GAMCO Investors, Inc. ’s shareholders per share	$ 0.53	$ 0.43	$ 1.32	$ 1.32

H. Stockholders’ Equity

Shares outstanding were 27.6 million on September 30, 2009, 27.7 million on December 31, 2008, and 27.9 million shares on September 30, 2008.

On February 3, 2009, our Board of Directors declared a quarterly dividend of $0.03 per share to all of its Class A and Class B shareholders, payable on March 31, 2009 to shareholders of record on March 17, 2009.  On May 5, 2009, our Board of Directors declared a quarterly dividend of $0.03 per share to all of its Class A and Class B shareholders, payable on June 30, 2009 to shareholders of record on June 16, 2009.  On August 4, 2009, our Board of Directors declared a quarterly dividend of $0.03 per share to all of its Class A and Class B shareholders, payable on September 29, 2009 to shareholders of record on September 14, 2009.

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

On January 2, 2009, the Company issued 15,000 restricted stock award (“RSA”) shares at a grant day fair value of $29.06 per share.  As of September 30, 2009, there were 361,600 RSA shares outstanding that were previously issued at an average grant price of $60.80.  All grants of the RSAs were recommended by the Company's Chairman, who did not receive an RSA award, and approved by the Compensation Committee of the Board.  This expense will be recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs are charged to retained earnings on the declaration date.

For the three months ended September 30, 2009 and 2008, we recognized stock-based compensation expense of $1.3 million and $1.2 million, respectively.  For the nine months ended September 30, 2009 and 2008, we recognized stock-based compensation expense of $3.8 million and $3.6 million, respectively.  Stock-based compensation expense for RSAs and options for the years ended December 31, 2008 through December 31, 2013 (based on awards currently issued) is as follows ($ in thousands):

	2008	2009	2010	2011	2012	2013
Q1	$ 1,198	$ 1,271	$ 1,260	$ 766	$ 730	$ 44
Q2	1,204	1,267	1,257	763	729	44
Q3	1,237	1,283	1,256	746	729	23
Q4	1,252	1,264	1,093	739	501	12
Full Year	$ 4,891	$ 5,085	$ 4,866	$ 3,014	$ 2,689	$ 123

The total compensation costs related to non-vested restricted stock awards and options not yet recognized is approximately $12.0 million.  For the three months ended September 30, 2009 there were no options exercised.  For the three months ended September 30, 2008 proceeds from the exercise of 2,000 stock options were $58,000, resulting in a tax benefit to GAMCO of $7,000.  For the nine months ended September 30, 2009 and 2008 proceeds from the exercise of 12,175 and 17,550 stock options were $225,000 and $630,000, respectively, resulting in a tax benefit to GAMCO of $112,000 and $52,000, respectively.  Additionally, during the nine months ended September 30, 2008 the Company reversed a previously recognized tax benefit of $50,000.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant the authority to repurchase shares of our Class A Common Stock.  For the three and nine months ended September 30, 2009, the Company repurchased 115,900 and 119,400 shares, respectively, at an average price per share of $45.14 and $45.24, respectively.  For the three and nine months ended September 30, 2008, the Company repurchased 246,800 and 699,425 shares, respectively, at an average price per share of $43.60 and $48.58, respectively.  From the inception of the program through September 30, 2009, 6,171,983 shares have been repurchased at an average price of $39.88 per share.  At September 30, 2009, the total shares available under the program able to be repurchased were 745,436.

I. Goodwill and Identifiable Intangible Assets

In accordance with FASB Statement No. 142 “Accounting for Goodwill and Other Intangible Assets,” (FASB ASC 350-10-05) we assess the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant.  There was no impairment charge recorded for the three or nine months ended September 30, 2009.  At September 30, 2009, $3.5 million of goodwill is reflected within other assets on our condensed consolidated statements of financial condition related to our 92%-owned subsidiary, Gabelli Securities, Inc.

On March 10, 2008, the Enterprise Mergers and Acquisitions Fund's (the "Fund") Board of Directors, subsequent to obtaining shareholder approval, approved the assignment of the advisory contract to Gabelli Funds, LLC (the "Adviser") as the investment adviser to the Fund.  GAMCO Asset Management Inc. had been the sub-adviser to the Fund.  On July 8, 2008, the Fund was renamed the Gabelli Enterprise Merger and Acquisitions Fund.  As a result of becoming the adviser to the rebranded Gabelli Enterprise Mergers and Acquisitions Fund, at September 30, 2009, the Company maintains an indefinite-lived identifiable intangible asset within other assets on the condensed consolidated statements of financial condition of approximately $1.9 million, after the write down of $1.5 million in the fourth quarter of 2008.  The investment advisory agreement is subject to annual renewal by the Fund's Board of Directors, which the Company expects will be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2010.

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

We indemnify the clearing brokers for our affiliated broker-dealer for losses they may sustain from the customer accounts that trade on margin introduced by our broker-dealer subsidiary.  At September 30, 2009, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of our obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote.  Management cannot estimate any potential maximum exposure due both to the remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of management.  Consequently, no accrual has been made in the condensed consolidated financial statements.

K. Subsequent Events

On November 6, 2009, our Board of Directors declared a special dividend of $2.00 per share to all of its Class A and Class B shareholders, payable on December 15, 2009 to shareholders of record on December 1, 2009 and a quarterly dividend of $0.03 per share to all of its Class A and Class B shareholders, payable on December 29, 2009 to shareholders of record on December 15, 2009.

From October 1, 2009 through November 6, 2009, we repurchased 22,600 shares of our Class A Common Stock, under the Stock Repurchase Program, at an average investment of $42.68 per share.

These subsequent events have been evaluated through November 6, 2009, the date the condensed consolidated financial statements were issued.

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

On March 20, 2009, the Company completed its spin-off of its ownership of Teton Advisors, Inc. (“Teton”) to its shareholders.  The condensed consolidated financial statements include the results of Teton up to March 20, 2009.  Prior period results have not been restated.  However, Assets Under Management (“AUM”) have been presented for prior periods excluding Teton for comparability.  Such Teton AUM were $450 million at December 31, 2008 and $418 million at September 30, 2008.

AUM were $24.5 billion as of September 30, 2009, 14.5% higher than June 30, 2009 AUM of $21.4 billion but 2.8% below September 30, 2008 AUM of $25.2 billion.  Equity AUM were $22.8 billion on September 30, 2009, 16.3% above the June 30, 2009 equity AUM of $19.6 billion and 5.8% below the $24.2 billion on September 30, 2008.  Highlights are as follows:

-
Our institutional and private wealth management business ended the quarter with $10.3 billion in separately managed accounts, up 17.0% from the June 30, 2009 level of $8.8 billion but 5.5% lower than the $10.9 billion on September 30, 2008.

-	Our closed-end equity funds had AUM of $4.4 billion on September 30, 2009, rising 15.8% from the $3.8 billion on June 30, 2009 but 10.2% below the $4.9 billion on September 30, 2008.

-	Our open-end equity funds AUM were $7.9 billion on September 30, 2009, 17.9% more than the $6.7 billion on June 30, 2009 nearly matching the $8.0 billion on September 30, 2008.

-
We have the opportunity to earn base fees and incentive fees for certain institutional client assets, assets attributable to preferred issues for our closed-end funds, assets of the Gabelli Global Deal Fund (NYSE: GDL) and Investment Partnership assets.  As of September 30, 2009, assets with incentive based fees were $2.7 billion, in line with the $2.7 billion on June 30, 2009 and 12.9% below the $3.1 billion on September 30, 2008.  At September 30, 2009, we have unearned incentive fee revenues of $16.7 million on these assets representing approximately $0.20 per diluted share after direct expenses (compensation) and taxes.  These fees, which vary with the market value of the related AUM, are not recorded as revenues until the contract period has ended, which for the majority of these arrangements is December 31, 2009.

-	Our Investment Partnerships AUM were $291 million on September 30, 2009 versus $266 million on June 30, 2009 and $340 million on September 30, 2008.

-
AUM in The Gabelli U.S. Treasury Money Market Fund, our 100% U.S. Treasury money market fund, was down slightly at $1.6 billion on September 30, 2009 from $1.8 billion on June 30, 2009 and higher than the September 30, 2008 AUM of $1.0 billion.

The Company reported Assets Under Management as follows:

Table I: Fund Flows – 3rd Quarter 2009 (in millions)
		Closed-end fund
		distributions,
	June 30,	net of	Net Cash	Market	September 30,
	2009	reinvestments	Flows (a)	Appreciation	2009
Equities:
Open-end Funds	$ 6,684	$-	$ 188	$ 1,034	$ 7,906
Closed-end Funds	3,822	(70)	66	551	4,369
Institutional & PWM - direct	7,332	-	(107)	1,266	8,491
Institutional & PWM – sub-advisory	1,476	-	(7)	308	1,777
Investment Partnerships	266	-	13	12	291
Total Equities	19,580	(70)	153	3,171	22,834
Fixed Income:
Money-Market Fund	1,765	-	(150)	1	1,616
Institutional & PWM	21	-	5	-	26
Total Fixed Income	1,786	-	(145)	1	1,642
Total Assets Under Management	$ 21,366	$ (70)	$ 8	$ 3,172	$ 24,476
(a) Includes $66 million of shares issued by closed-end funds.

Table II:	September 30,	September 30,	%
Equities:	2008	2009	Inc.(Dec.)
Open-end Funds	$ 8,015	$ 7,906	(1.4%)
Closed-end Funds	4,869	4,369	(10.3)
Institutional & PWM - direct	8,964	8,491	(5.3)
Institutional & PWM – sub-advisory	1,964	1,777	(9.5)
Investment Partnerships	340	291	(14.4)
Total Equities	24,152	22,834	(5.5)
Fixed Income:
Money-Market Fund	1,003	1,616	61.1
Institutional & PWM	19	26	36.8
Total Fixed Income	1,022	1,642	60.7
Total Assets Under Management	$ 25,174	$ 24,476	(2.8%)
Note: Teton’s AUM at September 30, 2008 were $418 million and have been excluded from Table II.

Table III:	Assets Under Management By Quarter (millions)
						% Increase/
						(decrease) from
Equities:	9/08	12/08	3/09	6/09	9/09	9/08	6/09
Open-end Funds	$ 8,015	$ 6,139	$ 5,627	$ 6,684	$ 7,906	(1.4%)	18.3%
Closed-end Funds	4,869	3,792	3,359	3,822	4,369	(10.3)	14.3
Institutional & PWM - direct	8,964	6,861	6,227	7,332	8,491	(5.3)	15.8
Institutional & PWM – sub-advisory	1,964	1,585	1,202	1,476	1,777	(9.5)	20.4
Investment Partnerships	340	295	265	266	291	(14.4)	9.4
Total Equities	24,152	18,672	16,680	19,580	22,834	(5.5)	16.6
Fixed Income:
Money-Market Fund	1,003	1,507	1,794	1,765	1,616	61.1	(8.4)
Institutional & PWM	19	22	21	21	26	36.8	23.8
Total Fixed Income	1,022	1,529	1,815	1,786	1,642	60.7	(8.1)
Total Assets Under Management	$ 25,174	$ 20,201	$ 18,495	$ 21,366	$ 24,476	(2.8%)	14.6%
Note: Teton’s AUM at September 30, 2008 and December 31, 2008 were $418 million and $450 million, respectively, and have been excluded from Table III.

Relative long-term investment performance remains strong.  Over half of all firm mutual funds performed in the top half of their Lipper categories on a one-, three-, five-, and ten-year total return basis, respectively as of September 30, 2009.  Also, 57% of the firm’s mutual funds have a 4- or 5-star 3 year Morningstar RatingTM.

Gabelli Funds Morningstar Ratings Based on Risk Adjusted returns as of September 30, 2009 for funds that we distribute
		Overall Rating		3 Year Rating		5 Year Rating		10 Year Rating
FUND	Morningstar Category	Stars	# of Funds	Stars	# of Funds	Stars	# of Funds	Stars	# of Funds
Gabelli ABC AAA	Mid-Cap Blend	êêêêê	387	êêêêê	387	êêêêê	306	êêêê	146
Gabelli Asset AAA	Mid-Cap Blend	êêêê	387	êêêê	387	êêêê	306	êêê	146
Gabelli Blue Chip Value AAA	Large Value	êêê	1133	êêêê	1133	êêêê	933	êê	453
Gabelli Equity Income AAA	Large Value	êêêêê	1133	êêêêê	1133	êêêêê	933	êêêêê	453
Gabelli Small Cap Growth AAA	Small Blend	êêêêê	560	êêêêê	560	êêêêê	452	êêêê	234
Gabelli SRI Green AAA	Mid-Cap Blend	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Gabelli Utilities AAA	Specialty – Utilities	êêêêê	95	êêêê	95	êêêê	80	êêêêê	52
Gabelli Value A	Mid-Cap Blend	êê	387	êê	387	êê	306	êê	146
Gabelli Woodland Small Cap Value AAA	Small Blend	êêê	560	êêêê	560	êêê	452	n/a	234
GAMCO Global Convertible Secs AAA	Convertibles	ê	66	ê	66	ê	61	ê	44
GAMCO Global Growth AAA	World Stock	êê	536	êêê	536	êêê	440	ê	253
GAMCO Global Opportunity AAA	World Stock	êêê	536	êêê	536	êêê	440	êêê	253
GAMCO Global Telecommunications AAA	Specialty – Communications	êêêê	33	êêêê	33	êêêê	32	êêê	13
GAMCO Gold AAA	Specialty – Precious Metals	êêê	61	êêê	61	êêê	61	êêê	36
GAMCO Growth AAA	Large Growth	êêê	1515	êêê	1515	êêê	1255	êê	653
GAMCO International Growth AAA	Foreign Large Growth	êêê	202	êêê	202	êêê	153	êêê	81
GAMCO Mathers	Conservative Allocation	êê	499	êêêê	499	êê	332	ê	139
GAMCO Westwood Balanced AAA (a)	Moderate Allocation	êêêê	956	êêêê	956	êêêê	795	êêêê	455
GAMCO Westwood Equity AAA (a)	Large Value	êêêê	1133	êêêê	1133	êêêê	933	êêêê	453
GAMCO Westwood Income AAA (a)	Moderate Allocation	êê	956	ê	956	êê	795	êêêêê	455
GAMCO Westwood Intermediate AAA (a)	Intermediate-Term Bond	êêê	954	êêê	954	êêê	836	êêê	480
GAMCO Westwood Mighty Mites AAA (a)	Small Blend	êêêêê	560	êêêêê	560	êêêêê	452	êêêêê	234
GAMCO Westwood SmallCap Equity AAA (a)	Small Blend	êê	560	êêê	560	êêêê	452	ê	234
Gabelli Enterprise Mergers & Acquisitions Y	Mid-Cap Blend	êêêê	387	êêêê	387	êêêê	306	n/a	146
Comstock Capital Value AAA	Bear Market	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Percent of Rated funds rated 4 or 5 stars		43.48%		56.52%		52.17%		38.10%

The Overall Morningstar Rating™ is derived from a weighted average of the performance figures associated with its three, five and ten year (if applicable) Morningstar Rating metrics.  Data presented reflects past performance, which is no guarantee of future results. Ratings are for Class AAA, A or Y shares only, other classes may have different performance characteristics.  For each fund with at least a three year history, Morningstar calculates a Morningstar Rating based on a Morningstar Risk-Adjusted Return measure that accounts for variation in a fund's monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance.  The top 10% of the funds in each category receive 5 stars, the next 22.5% receive 4 stars, the next 35% receive 3 stars, the next 22.5% receive 2 stars, and the bottom 10% receive 1 star.  (Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages.)  Strong relative performance is not indicative of positive fund returns.  2008 absolute performance for most funds was negative.  © 2009 Morningstar, Inc. All rights reserved.  The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely.  Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.    Investors should consider the investment objectives, risks, sales charges and expenses of the fund carefully before investing.  The prospectus contains more information about this and other matters.  The prospectus should be read carefully before investing.  Distributed by Gabelli & Company, One Corporate Center, Rye, NY 10580  Call 1-800-GABELLI (422-3554) for a prospectus.
The inception date for the Gabelli SRI Green Fund was June 1, 2007.  The inception date for the Gabelli Woodland Small Cap Value Fund was December 31, 2002.  The inception date for the Gabelli Enterprise Mergers & Acquisitions Fund was February 28, 2001.  The inception date for the Comstock Capital Value Fund was October 10, 1985.
(a) Managed by Teton Advisors, Inc. not Gabelli Funds, LLC.

GABELLI/GAMCO FUNDS		Gabelli Funds Lipper Rankings as of September 30, 2009
		1 Yr – 09/30/08- 09/30/09		3 Yrs – 09/30/06- 09/30/09		5 Yrs – 09/30/04- 09/30/09		10 Yrs – 09/30/99- 09/30/09
Fund Name	Lipper Category	Percentile Rank	Rank / Total Funds	Percentile Rank	Rank / Total Funds	Percentile Rank	Rank / Total Funds	Percentile Rank	Rank / Total Funds
Gabelli Asset; AAA	Multi-Cap Core Funds	47	366/785	12	76/641	9	42/489	21	41/197
Gabelli Value Fund; A	Multi-Cap Core Funds	41	315/785	65	412/641	62	303/489	44	87/197
Gabelli SRI; AAA	Multi-Cap Core Funds	2	12/785	-	-	-	-	-	-
Gabelli Eq:Eq Inc; AAA	Equity Income Funds	18	52/303	17	39/233	13	24/184	11	11/104
GAMCO Ww:Income; AAA	Equity Income Funds	61	183/303	66	153/233	-	-	-	-
GAMCO Growth; AAA	Large-Cap Growth Funds	31	254/830	41	293/717	32	190/598	71	217/307
GAMCO Ww:SmCp Eq; AAA	Small-Cap Core Funds	28	207/742	22	134/614	16	79/496	99	254/256
Gabelli Eq:SC Gro; AAA	Small-Cap Core Funds	25	180/742	9	51/614	10	49/496	21	53/256
GAMCO Ww:Mhty M; AAA	Small-Cap Core Funds	11	75/742	2	12/614	2	9/496	19	48/256
Gabelli Eq:Wd SCV; AAA	Small-Cap Core Funds	59	438/742	18	107/614	41	203/496	-	-
GAMCO Gl:Oppty; AAA	Global Multi-Cap Growth	9	8/95	26	17/65	37	19/51	31	11/35
GAMCO Gl:Growth; AAA	Global Large-Cap Core	32	30/95	11	7/65	27	14/51	84	30/35
GAMCO Gold; AAA	Gold Oriented Funds	39	27/69	38	20/53	36	18/50	24	7/29
GAMCO Intl Gro; AAA	International Large-Cap Growth	14	22/160	50	64/127	78	70/89	48	25/52
GAMCO Ww:Eqty; AAA	Large-Cap Value Funds	97	524/542	22	101/472	10	36/388	25	45/185
Gabelli Bl Chp Val; AAA	Large-Cap Core Funds	16	145/907	33	245/761	21	126/628	8	26/368
Gabelli Inv:ABC; AAA	Specialty Diversified Equity Funds	40	16/40	16	5/32	14	2/14	30	3/9
GAMCO Mathers; AAA	Specialty Diversified Equity Funds	52	21/40	40	13/32	40	6/14	50	5/9
Comstock Cap Val; A	Specialty Diversified Equity Funds	57	23/40	19	6/32	80	12/14	70	7/9
GAMCO Gl:Telecom; AAA	Telecommunications Funds	59	23/38	20	6/29	22	6/27	20	2/9
GAMCO Gl:Convert; AAA	Convertible Securities Funds	90	63/69	95	56/58	93	52/55	98	41/41
Gabelli Utilities; AAA	Utility Funds	20	19/98	12	10/85	53	37/70	11	5/45
GAMCO Ww:Bal – AAA	Mixed-Asset Target Alloc. Moderate Funds	96	487/511	49	191/396	19	58/305	20	29/147
787:Gabelli Merg&Acq; Y	Mid-Cap Core Funds	18	69/386	18	53/307	39	97/249	-	-
Gabelli Capital Asset Fund	Distributed through Insurance Channel	44	155/354	41	117/289	28	60/216	15	12/80
% of funds in top half		68.0%		87.5%		78.3%		76.2%

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

Relative long-term investment performance remained strong with approximately 68%, 88%, 78% and 76% of firmwide mutual funds in the top half of their Lipper categories on a one-, three-, five-, and ten-year total-return basis, respectively, as of September 30, 2009.

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

The inception date for the Gabelli SRI Green Fund was June 1, 2007.  The inception date for the Gabelli Woodland Small Cap Value Fund was December 31, 2002.  The inception date for the Gabelli Enterprise Mergers & Acquisitions Fund was February 28, 2001.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared To Three Months Ended September 30, 2008

(Unaudited; in thousands, except per share data)
	2009	2008
Revenues
Investment advisory and incentive fees	$ 40,957	$ 52,297
Institutional research services	4,588	4,098
Distribution fees and other income	6,037	6,585
Total revenues	51,582	62,980
Expenses
Compensation and related costs	21,590	26,233
Management fee	2,638	1,740
Distribution costs	6,089	6,658
Other operating expenses	4,405	7,076
Total expenses	34,722	41,707
Operating income	16,860	21,273
Other income (expense)
Net gain from investments	9,659	(4,786)
Interest and dividend income	598	1,340
Interest expense	(3,296)	(2,091)
Total other income / (expense), net	6,961	(5,537)
Income before taxes	23,821	15,736
Income tax provision	8,913	3,837
Net income	14,908	11,899
Net income / (loss) attributable to noncontrolling interests	257	(86)
Net income attributable to GAMCO Investors, Inc.’s shareholders	$ 14,651	$ 11,985

Net income attributable to GAMCO Investors, Inc.’s shareholders per share:
Basic	$ 0.54	$ 0.43
Diluted	$ 0.53	$ 0.43

Reconciliation of net income attributable to GAMCO Investors, Inc.’s shareholders to Adjusted EBITDA:

Net income attributable to GAMCO Investors, Inc.’s shareholders	$14,651	$11,985
Interest expense	3,296	2,091
Income tax provision and net income attributable to noncontrolling interests	9,170	3,751
Depreciation and amortization	160	263
Adjusted EBITDA (a)	$ 27,277	$ 18,090

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

Total revenues were $51.6 million in the third quarter of 2009, 18.1% below the $63.0 million reported in the third quarter of 2008.  Operating income was $16.9 million, a decrease of $4.4 million or 20.7% from the $21.3 million in the third quarter of 2008.  Total other income/expense, net of interest expense, was income of $7.0 million for the third quarter 2009 versus expense of $5.5 million in the prior year’s quarter.  In the short-run, our results remain sensitive to changes in the equity market.  Net income attributable to GAMCO Investors, Inc.’s shareholders for the quarter was $14.7 million or $0.53 per fully diluted share versus $12.0 million or $0.43 per fully diluted share in the prior year’s quarter.

Investment advisory fees for the third quarter 2009 were $41.0 million, 21.6% below the 2008 comparative figure of $52.3 million. Open-end mutual fund revenues declined by 18.0% to $19.1 million from $23.3 million in third quarter 2008 primarily due to lower average AUM.  Our closed-end fund revenues fell 27.6% to $7.6 million in the third quarter 2009 from $10.5 million in 2008 primarily due to decreased average AUM.  Institutional and high net worth separate accounts revenues, whose revenues are based upon prior quarter-end AUM, decreased 23.0% to $13.7 million from $17.8 million in third quarter 2008, primarily due to lower AUM.  Investment partnership revenues were $0.5 million, a decrease of $0.2 million or 28.6% from $0.7 million in 2008.  This decrease was primarily due to lower AUM in the current quarter as compared to the prior year's quarter.

Revenues from our institutional research services subsidiary were $4.6 million in the third quarter 2009, increasing 12.2% from the $4.1 million in the prior year.

Mutual fund distribution fees and other income were $6.0 million for the third quarter 2009, a decline of 9.1% or $0.6 million from the prior period’s $6.6 million, primarily due to the decline in open-end equity mutual fund AUM.

Compensation costs, which are largely variable, were $21.6 million or 17.6% lower than the $26.2 million recorded in the prior year period.  This decrease was driven by lower revenues across most business lines as AUM declined quarter over quarter.

Management fee expense, which is completely variable and based on pretax income, increased to $2.6 million in the third quarter of 2009 from $1.7 million in the 2008 period.

Distribution costs were $6.1 million, a decrease of 9.0% from $6.7 million in the prior year’s period.

Other operating expenses decreased by $2.7 million to $4.4 million in the third quarter of 2009 from the prior year third quarter of $7.1 million.  Excluding the receipt of insurance claims for legal fees and expenses submitted in prior quarter, for both the 2009 and 2008 third quarter, the decrease would have been $3.0 million.  Clearing charges declined 45.6% or $0.6 million even while institutional research services revenue increased 12.2% as we benefited from our cost reduction efforts.

Total expenses, excluding the management fee, were $32.1 million in the third quarter of 2009, a 19.8% decrease from $40.0 million in the third quarter of 2008.

Operating income for the third quarter of 2009 was $16.9 million, lower by $4.4 million than the third quarter 2008’s $21.3 million.  This decline was largely due to the decline in revenues and impacted negatively by a decline in operating expenses that was less than the revenue decline.

Total other income/expense (net of interest expense) was income of $7.0 million for the third quarter 2009 versus an expense of $5.5 million in the prior year’s quarter.  $14.5 million of this increase is from the effect of mark to market increases in equity instruments.  Interest income was lower by $1.3 million and dividend income was higher by $0.5 million.  Interest expense increased to $3.3 million for third quarter 2009 from $2.1 million for the prior year quarter primarily the result of the issuance in October 2008 of the $60 million 6.5% convertible note.

The effective tax rate for the three months ended September 30, 2009 was 37.4% as compared to the prior year period’s effective rate of 24.4%.  The prior year’s rate includes a reduction to certain income tax reserves.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Nine months ended September 30, 2009 Compared To Nine months ended September 30, 2008

(Unaudited; in thousands, except per share data)
	2009	2008
Revenues
Investment advisory and incentive fees	$ 112,145	$ 164,269
Institutional research services	12,187	11,018
Distribution fees and other income	15,780	19,665
Total revenues	140,112	194,952
Expenses
Compensation and related costs	62,056	83,013
Management fee	6,291	6,307
Distribution costs	17,094	19,691
Other operating expenses	13,648	20,204
Total expenses	99,089	129,215
Operating income	41,023	65,737
Other income (expense)
Net gain (loss) from investments	22,981	(13,165)
Interest and dividend income	2,677	10,310
Interest expense	(9,965)	(6,295)
Total other income (expense), net	15,693	(9,150)
Income before taxes	56,716	56,587
Income tax provision	20,034	19,882
Net income	36,682	36,705
Net income (loss) attributable to noncontrolling interests	503	(225)
Net income attributable to GAMCO Investors, Inc.’s shareholders	$ 36,179	$ 36,930

Net income attributable to GAMCO Investors, Inc.’s shareholders per share:
Basic	$ 1.32	$ 1.32
Diluted	$ 1.32	$ 1.32

Reconciliation of net income attributable to GAMCO Investors, Inc.’s shareholders to Adjusted EBITDA:

Net income attributable to GAMCO Investors, Inc.’s shareholders	$ 36,179	$ 36,930
Interest expense	9,965	6,295
Income tax provision and net income attributable to noncontrolling interests	20,537	19,657
Depreciation and amortization	487	747
Adjusted EBITDA (a)	$ 67,168	$ 63,629

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

Total revenues were $140.1 million in the nine months ended September 30, 2009, 28.2% below the $195.0 million reported in the nine months ended September 30, 2008.  Operating income was $41.0 million, a decrease of $24.7 million or 37.6% from the $65.7 million in the nine months ended September 30, 2008.  Total other income/expense, net of interest expense, was income of $15.7 million for the nine months ended September 30, 2009 versus an expense of $9.2 million in the prior year’s period.  In the short-run, our results remain sensitive to changes in the equity market.  Net income attributable to GAMCO Investors, Inc.’s shareholders for the nine months ended September 30, 2009 was $36.2 million or $1.32 per fully diluted share versus $36.9 million or $1.32 per fully diluted share in the prior year’s period.

Investment advisory fees for the nine months ended September 30, 2009 were $112.1 million, 31.8% below the 2008 comparative figure of $164.3 million.  Open-end mutual fund revenues declined by 28.0% to $51.7 million from $71.8 million in nine months ended September 30, 2008 primarily due to lower average AUM.  Our closed-end fund revenues fell 41.0% to $20.0 million in the nine months ended September 30, 2009 from $33.9 million in 2008 primarily due to decreased average AUM.  Institutional and high net worth separate accounts revenues, whose revenues are based upon prior quarter-end AUM, decreased 31.0% to $38.9 million from $56.4 million in nine months ended September 30, 2008, primarily due to lower AUM.  Investment partnership revenues were $1.5 million, a decrease of $0.7 million or 31.8% from $2.2 million in 2008.  This decrease was primarily due to lower AUM in the current period as compared to the prior year's period.

Revenues from our institutional research services subsidiary were $12.2 million in the nine months ended September 30, 2009, up 10.9% from the prior year’s amount of $11.0 million.

Mutual fund distribution fees and other income were $15.8 million for the first nine months of 2009, a decline of 19.8% or $3.9 million from the prior period’s $19.7 million, primarily due to the decline in open-end equity mutual fund AUM.

Compensation costs, which are largely variable, were $62.1 million or 25.2% lower than the $83.0 million recorded in the prior year period.  This decrease was driven by lower revenues across most business lines as AUM declined period over period.

Management fee expense, which is completely variable and based on pretax income, was unchanged at $6.3 million in both the nine months ended September 30, 2009 and the 2008 period.

Distribution costs were $17.1 million, a decrease of 13.2% from $19.7 million in the prior year’s period.

Other operating expenses decreased by $6.6 million to $13.6 million in the first nine months of 2009 from the prior year first nine months of $20.2 million.  Clearing charges declined 41.0% or $1.3 million even as institutional research services revenue increased 10.9% as we benefited from our cost reduction efforts.

Total expenses, excluding the management fee, were $92.8 million in the nine months ended September 30, 2009, a 24.5% decrease from $122.9 million in the nine months ended September 30, 2008.

Operating income for the nine months ended September 30, 2009 was $41.0 million, lower by $24.7 million than the nine months ended September 30, 2008’s $65.7 million.  This decline was largely due to the decline in revenues and impacted negatively by a decline in operating expenses that was less than the revenue decline.

Total other income/expense (net of interest expense) was income of $15.7 million of income for the nine months ended September 30, 2009 versus an expense of $9.2 million in the prior year’s period.  $36.2 million of this increase is from the effect of mark to market increases in equity instruments.  Interest income was lower by $5.3 million and dividend income was lower by $2.4 million.  Interest expense increased to $10.0 million for nine months ended September 30, 2009 from $6.3 million for the prior year period primarily the result of the issuance in October 2008 of the $60 million 6.5% convertible note.

The effective tax rate for the nine months ended September 30, 2009 was 35.3% as compared to the prior year period’s effective rate of 35.1%.

LIQUIDITY AND CAPITAL RESOURCES
Our principal assets consist of cash and cash equivalents, short-term investments, securities held for investment purposes and investments in mutual funds, and investment partnerships and offshore funds, both proprietary and external.  Cash and cash equivalents are comprised primarily of United States treasury securities with maturities of three months or less and money market funds managed by GAMCO.  Short-term investments are comprised primarily of United States treasury securities with maturities between three months and one year.  Although the investment partnerships and offshore funds are for the most part illiquid, the underlying investments of such partnerships or funds are for the most part liquid, and the valuations of these products reflect that underlying liquidity.

Summary cash flow data is as follows:
	Nine months ended
	September 30,
	2009	2008
Cash flows (used in) provided by:	(in thousands)
Operating activities	$ 135,494	$ 54,176
Investing activities	(54,196)	7,429
Financing activities	(11,440)	(64,728)
Net increase (decrease)	69,858	(3,123)
Effect of exchange rates on cash and cash equivalents	83	(98)
Cash and cash equivalents at beginning of period	331,174	168,319
Cash and cash equivalents at end of period	$ 401,115	$ 165,098

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

At September 30, 2009, we had total cash and cash equivalents of $401.1 million, an increase of $69.9 million from December 31, 2008.  Cash and cash equivalents and investments in securities held in escrow relating to the $60 million 6.5% convertible note and held by investment partnerships and offshore funds consolidated under EITF 04-5 are restricted from use for general operating purposes.  Total debt outstanding at September 30, 2009 was $198.8 million, consisting of the $60 million 6.5% convertible note, the $40 million 6% convertible note and the $99 million of 5.5% senior notes.  On January 22, 2008, Cascade Investment, L.L.C. elected to convert $10 million of the 6% convertible note into 188,679 GAMCO shares.

For the nine months ended September 30, 2009, cash provided by operating activities was $135.5 million.  The most significant contributors to the higher cash provided by operating activities in the first nine months of 2009 versus the first nine months 2008 were reduction of income tax receivable and deferred tax assets and timing of settlement of securities transactions.  Cash used in investing activities, related to purchases and proceeds from sales of available for sale securities and change in restricted cash, was $54.2 million in the first nine months of 2009.  Cash used in financing activities in the first nine months of 2009 was $11.4 million.

For the nine months ended September 30, 2008, cash provided by operating activities was $54.2 million.  Cash provided by investing activities, related to purchases and sales of available for sale securities, was $7.4 million in the first nine months of 2008.  Cash used in financing activities in the first nine months of 2008 was $64.7 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

As a registered broker-dealer, Gabelli & Company is subject to certain net capital requirements.  Gabelli & Company's net capital has historically exceeded these minimum net capital requirements.  Gabelli & Company computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debt items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 at September 30, 2009.  At September 30, 2009, Gabelli & Company had net capital, as defined, of approximately $18.2 million, exceeding the regulatory requirement by approximately $17.9 million.  Gabelli & Company’s net capital, as defined, may be reduced when Gabelli & Company is involved in firm commitment underwriting activities.  This did not occur as of or for the nine months ended September 30, 2009.

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

With respect to our proprietary investment activities, included in investments in securities of $172.6 million at September 30, 2009 were investments in mutual funds, largely invested in equity products, of $60.0 million, a selection of common and preferred stocks totaling $112.4 million, and other investments of approximately $0.2 million.  Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $112.4 million invested in common and preferred stocks at September 30, 2009, $32.7 million represented our investment in Westwood Holdings Group Inc., and $36.5 million was invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At September 30, 2009, the fair value of securities sold, not yet purchased was $9.7 million.  Investments in partnerships and affiliates totaled $64.0 million at September 30, 2009, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.  These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

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

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our Mutual Funds, Separate Accounts, and Investment Partnerships as well as our proprietary investment and trading activities.  At September 30, 2009, we had equity investments, including mutual funds largely invested in equity products, of $172.4 million.  Investments in mutual funds, $60.0 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships and affiliates which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships and affiliates totaled $64.0 million, of which $11.9 million were invested in partnerships and affiliates which invest in event-driven merger arbitrage strategies.  These strategies are primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes will be recorded as net gain (loss) from investments in the condensed consolidated statements of income while the available for sale portfolio changes will be recorded in other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Disclosure controls and procedures as defined under the Securities Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Co-Principal Accounting Officers (“PAOs”), to allow timely decisions regarding required disclosure.  Our CEO, CFO, and PAOs participated in this evaluation and concluded that, as of the date of September 30, 2009, our disclosure controls and procedures were effective.

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

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended September 30, 2009:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share, net of Commissions	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
7/01/09 – 7/31/09	-	-	-	861,336
8/01/09 – 8/31/09	18,000	$45.19	18,000	843,336
9/01/09 – 9/30/09	97,900	$45.13	97,900	745,436
Totals	115,900		115,900

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By:/s/ Kieran Caterina	By:/s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Principal Accounting Officer	Title: Co-Principal Accounting Officer

Date: November 6, 2009	Date: November 6, 2009