Form 10-K
period 2009-12-31
GAMCO INVESTORS, INC. ET AL
filed 2010-03-15
CIK 1060349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $352,031,139.

As of March 1, 2010, 7,234,597 shares of class A common stock and 20,292,917 shares of class B common stock were outstanding. 19,979,500 shares of class B common stock were held by GGCP, Inc.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s definitive proxy statement relating to the 2010 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11,12, 13 and 14 of Part II of this report.

PART I

Forward-Looking Statements

Our disclosure and analysis in this report and in documents that are incorporated by reference contain some forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give our current expectations or forecasts of future events.  You can identify these statements because they do not relate strictly to historical or current facts.  You should not place undue reliance on these statements.  They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning.  They also appear in any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results.

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

Overview

GAMCO Investors, Inc. (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of New York, well known for our value investing hallmark Private Market Value (PMV) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to mutual funds, institutional and private wealth management investors, and investment partnerships, principally in the United States.  Through Gabelli & Company, Inc. (“Gabelli & Company”), we provide institutional research services to institutional clients and investment partnerships.  We generally manage assets on a discretionary basis and invest in a variety of U.S. and international securities through various investment styles.  Our revenues are based primarily on the firm’s levels of assets under management (“AUM”) and to a lesser extent, incentive fees associated with our various investment products.

Since 1977, Gabelli has been identified with and enhanced the “value” style approach to investing. Over the 32 years since the inception of the firm, consistent with our fundamental objective of providing an absolute rate of return for our clients, Gabelli generated over $13.2 billion in investment returns for our institutional and private wealth management clients.  The 32 year CAGR (compounded annual growth rate) for the institutional clients (as measured by our composite return) was 16.8% on a gross basis and 15.9% on a net basis.  As stated in our mission statement, our investment objective is to earn a superior risk-adjusted return for our valued clients over the long-term through our proprietary fundamental research.  In addition to our value portfolios, GAMCO and other brands offer our clients a broad array of investment strategies that include global, growth, international and convertible products.  We also offer a series of investment partnership (performance fee-based) vehicles that provide a series of long-short investment opportunities, both market and sector specific opportunities, including offerings of non-market correlated investments in merger arbitrage, as well as a fixed income strategy.

As of December 31, 2009, we had $26.3 billion of AUM.  We conduct our investment advisory business principally through our subsidiaries: GAMCO Asset Management Inc. (Institutional and Private Wealth Management), Gabelli Funds, LLC (Mutual Funds) and Gabelli Securities, Inc. (Investment Partnerships).  We also act as an underwriter, are a distributor of our open-end mutual funds and provide institutional research services through Gabelli & Company, our broker-dealer subsidiary.

Our AUM are organized into three groups:

·
Investment Partnerships: we provide advisory services to limited partnerships and offshore funds (“Investment Partnerships”).  We managed a total of $305 million in Investment Partnership assets on December 31, 2009.

·
Institutional and Private Wealth Management: we provide advisory services to a broad range of investors, including private wealth management, corporate pension and profit-sharing plans, foundations, endowments, jointly-trusteed plans and municipalities, and also serve as sub-advisor to certain other third-party investment funds including registered investment companies (“Institutional and Private Wealth Management”).  Each Institutional and Private Wealth Management (“PWM”) portfolio is managed to meet the needs and objectives of the particular client by utilizing investment strategies and techniques within our areas of expertise.  On December 31, 2009, we had $11.2 billion of Institutional and Private Wealth Management AUM.

·
Open and Closed-End Funds: we provide advisory services to twenty-one open-end funds and nine closed-end funds under Gabelli, GAMCO and Comstock brands (collectively, the “Funds”).  The Funds had $14.8 billion of AUM on December 31, 2009.

GBL is a holding company formed in connection with our initial public offering (“Offering”) in February 1999.  GGCP, Inc. owns a majority of the outstanding shares of class B common stock of GBL.  Such ownership represented approximately 95% of the combined voting power of the outstanding common stock and approximately 72% of the equity interest on December 31, 2009.  GGCP, Inc. is majority-owned by Mr. Mario J. Gabelli (“Mr. Gabelli”).  Accordingly, Mr. Gabelli could be deemed to control GBL.

Our principal executive offices are located at One Corporate Center, Rye, New York 10580.  Our telephone number is (914) 921-5100.  We post or provide a link on our website, www.gabelli.com, to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“Commission” or “SEC”): our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  All such filings on our website are available free of charge.

2009 Selected Dynamics

Since our initial public offering in February 1999, GBL’s class A common stock has generated an annual compounded return of 11.4% (including dividends) for its shareholders through December 31, 2009 versus a negative annual return of 0.95% (including dividends) for the S&P 500 Index during the decade.  Our class A common stock, which is traded on the NYSE under the symbol “GBL”, ended the year at a closing market price of $48.29.

During 2009, we returned $65.8 million of our earnings to shareholders through dividends and our stock buyback program. We paid $58.8 million, or $2.13 per share, in dividends to our common shareholders and purchased 156,500 shares at $7.0 million, for an investment of $44.91 per share.

Since the IPO, we have returned $445.8 million in total of which $204.3 million was in the form of dividends and $241.5 million was through buybacks.

GAM GAMCO Equity Fund was awarded Standard & Poor’s AAA Rating for the sixth consecutive year and is one of only four funds among the 79 in S&P’s Mainstream Equities peer group to receive the AAA rating.  The Standard & Poor’s AAA rating is a widely acknowledged measure of excellence, awarded only when, in S&P’s words: “The fund demonstrates the highest standards of quality in its sector based on its investment process and performance consistency of the management team and/or approach as compared to funds with similar objectives.”  GAM GAMCO Equity Fund has been sub-advised by GAMCO Asset Management Inc. (“GAMCO”) for London UK based Global Asset Management (“GAM”) since the fund’s launch in October 1987.

As of December 31, 2009, thirteen funds that we distribute have a 4 or 5-star three year Morningstar RatingTM.

Our liquid balance sheet, coupled with investment grade credit ratings from both Moody's and Standard & Poor's, provides access to financial markets and the flexibility to opportunistically add operating resources to our firm, repurchase our stock and consider strategic initiatives. As a result of GBL's shelf registration in the third quarter 2009, we have the ability to issue any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount of $400 million.  Our financial strength is underscored by having received an investment grade rating from two ratings agencies, Moody’s Investors Services and Standard and Poor’s Ratings Services.  We believe that maintaining these investment grade ratings will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs. However, we will also consider the use of leverage as part of our corporate financial strategy even if it results in a lowering of our investment rating.

Gabelli & Company, which conducts our institutional research business, hosted 8 institutional symposiums and conferences during 2009.  These meetings are an important component of the research services the firm provides its institutional clients.  Specifically, 2009 featured our 33rd annual Automotive Aftermarket Symposium, 19th annual Pump Valve & Motor Symposium, 15th annual Aircraft Supplier Conference, seventh annual Smallcap Healthcare Conference, third annual Water Investment Summit, second annual Specialty Chemicals and Best Ideas Conferences, and our first Movie Industry Conference.

Performance Highlights

Institutional and Private Wealth Management

The institutional client composite of our Institutional and Private Wealth Management business has achieved a compound annual return of approximately 16.8% on a gross basis and 15.9% on a net basis for over 32 years since inception through December 31, 2009.  The accounts in this composite are managed in our absolute return, research-driven PMV with a CatalystTM style since inception.

The table below compares the long-term performance record for our Institutional and Private Wealth Management composite since 1977, using our traditional value-oriented product, the Gabelli PMV with a CatalystTM investment approach, versus various benchmarks.

GAMCO All Cap Value Composite
1977(a) – 2009(a)

	GAMCO (b)	S&P 500 (c)	Russell 2000 (c)	CPI+10 (c)
Number of Up Years	29	26	22
Number of Down Years	4	7	9
Years GAMCO Value Outperformed Index		23	22	21
Total Return (CAGR) gross (a)	16.8	11.2	11.3	14.0
Total Return (CAGR) net	15.9	11.2	11.3	14.0
Beta	0.85

Footnotes
(a)	1977 is a stub period of October 1, 1977 to December 31, 1977.
(b)
The GAMCO All Cap Value composite represents fully discretionary, tax-exempt institutional accounts managed for at least one full quarter and meeting minimum account size requirements.  The minimum size requirement for inclusion in 1985 was $500,000; $1 million in 1986; and $5 million in 1987 and thereafter. The performance calculations include accounts under management during the respective periods. As of December 31, 2009, the GAMCO All Cap Value composite included 40 accounts with an aggregate market value of $3.4 billion.  No two portfolios are identical.  Accounts not within this size and type may have experienced different results. Not all GAMCO accounts are included in the GAMCO All Cap Value Composite.

·
GAMCO All Cap Value Composite performance results are computed on a total-return basis, which includes all dividends, interest, and realized and unrealized gains and losses.  The summary of past performance is not intended as a prediction of future results.  Returns are presented in U.S. dollars.  All returns are before taxes and custodial fees. The inception date of the GAMCO All Cap Value composite is October 1, 1977.

·
The net returns from 1990 to 2009 are net of actual fees and actual transaction costs.  The net returns before 1990 reflect the calculation using a model investment fee (1% compounded quarterly) and actual transaction costs.  Gross returns are before investment management fees.

·	GAMCO All Cap Value Composite Total Return (CAGR) net represents the total net return of the composite from October 1, 1977 through December 31, 2009.

·	Beta is the measure of the GAMCO All Cap Value composite’s risk (volatility) in relation to the S&P 500 Index.

(c)
The S&P 500 is an unmanaged index of 500 U.S. stocks and performance represents total return of the index including reinvestment of dividends.  The Russell 2000 is an unmanaged index of 2,000 small capitalization stocks and performance represents total return of the index including reinvestment of dividends.  The performance figures for the Russell 2000 are based on an inception date of January 1, 1979.  The S&P 500 and Russell 2000 do not necessarily reflect how a managed portfolio of equity securities would have performed.  The CPI is a widely-used measure of inflation, and the CPI+10 measure is used to show the results that would have been achieved by obtaining a rate of return that exceeded the CPI by a constant 10% as a basis of comparison versus the results of the GAMCO All Cap Value composite.

Open and Closed-End Funds

·
Relative long-term investment performance remains strong.  At least 56% of all our mutual funds (that we distribute) performed in the top half of their Lipper categories on a one, three, five and ten-year total return basis as of December 31, 2009.  As of December 31, 2009, thirteen funds that we distribute have a 4 or 5-star three year Morningstar RatingTM.

·
Our 100% U.S. Treasury Money Market Fund¹, exceeded $1.5 billion as investors fled enhanced-money market funds in favor of funds that focus on the highest quality U.S. Treasury instruments and superior yield.  The fund ranked third in total return for the 12 months ended December 31, 2009 among 72 U.S. Treasury money market funds tracked by Lipper Inc.², For the 5 year and 10 year periods ended December 31, 2009, the fund ranked second out of 64 funds and second out of 46 funds, respectively, within that category.

(1) Past performance is no guarantee of future results. An investment in any money market fund is not insured or guaranteed by the U.S. government, the Federal Deposit Insurance Corporation or any government agency. Although the Fund seeks to maintain the value of an investment at $1.00 per share it is possible to lose money by investing in the Fund. Dividend yields and returns have been enhanced due to expense limitations initiated by Gabelli Funds, LLC (“Funds Advisor”). Equity funds involve the risk that the underlying investments may lose value.  Accordingly, it is possible to lose money by investing in these funds. Investing in gold stocks is considered speculative and is affected by a variety of worldwide economic, financial, and political risks. Small capitalization companies present greater risks than securities of larger more established companies. They trade less frequently and experience more abrupt price movements. Investors should consider the investment objectives, risks, sales charges and expense of the fund carefully before investing. The prospectus contains more complete information about this and other matters. The prospectus should be read carefully before investing. You can obtain a prospectus by calling Gabelli & Company, Inc. at 1-800-GABELLI (1-800-422-3554) or contacting your financial representative or by visiting http://www.gabelli.com.

(2) Lipper Inc. is a nationally-recognized independent provider of investment company data.

Business Strategy

Our business strategy targets global growth of the franchise through continued leveraging of our proven asset management strengths including our brand name, long-term performance record, diverse product offerings and experienced investment, research and client service professionals.  In order to achieve growth in AUM and profitability, we are pursuing a strategy which includes the following key elements:

·
Gabelli “Private Market Value (PMV) with a CatalystTM” Investment Approach.  While we have expanded our investment product offerings, our “value investing” approach remains the core of our business.  This method is based on the value investing principles articulated by Graham & Dodd in 1934 and further augmented by Mario J. Gabelli, CFA, with his development of Private Market Value (PMV) with a CatalystTM and his introduction of a catalyst into the value investment methodology.  The development of PMV analysis combined with the concept of a catalyst has evolved from the original Graham & Dodd value investing approach to a Gabelli augmented Graham & Dodd and, which attributable to Gabelli, is commonly referred to as Private Market Value (PMV) with a CatalystTM investing.

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

·
Establishing Research Centers. To enhance our research in our core research competency, we have two Asian research offices in Shanghai and Hong Kong supplementing our existing offices in London, New York, Chicago, Greenwich, Connecticut, Minneapolis and St. Louis, Missouri.  We will continue to evaluate adding additional research offices throughout the world.  In addition to research, these centers along with Reno, Nevada and Palm Beach, Florida serve as relationships centers.

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

-	Four open-end funds: Gabelli Blue Chip Value Fund, Gabelli Utilities Fund, Gabelli Woodland Small Cap Value Fund, Gabelli SRI Fund, rebranded as Gabelli Green SRI Fund, Inc.

-	Three offshore funds: Gabelli Global Partners, Ltd., Gabelli Capital Structure Arbitrage Fund Ltd., and GAMCO SRI Partners, Ltd.

-
Seven private limited partnerships:  Gemini Global Partners, L.P., Gabelli Capital Structure Arbitrage Fund L.P., Gabelli Intermediate Credit, L.P., Gabelli Japanese Value Partners, L.P., Gabelli Associates Fund II, L.P., GAMA Select Energy Plus, L.P., GAMCO Medical Opportunities, L.P.

·
Incentive Fees and Fulcrum Fees. Our Value investment strategy is focused on adding stock specific return through our proprietary Private Market Value (PMV) with a CatalystTM efforts.  We expect to receive an increasing portion of our revenues and earnings through various products with incentive and fulcrum fees.  Since we envision that a growing percentage of the firm's revenues will be directly linked to performance-based fees, this will also increase the variability of our revenues and profits, largely booked in the fourth quarter.  As of December 31, 2009, approximately $1.2 billion of Institutional and Private Wealth Management assets are managed on a performance fee basis along with $875 million of preferred issues of closed-end funds, the $431 million The Gabelli Global Deal Fund and $305 million of investment partnership assets.  Unlike most money management firms, we elected not to receive a management fee on a majority of the preferred offerings in our closed-end funds until the fund’s overall performance exceeds each preferred’s nominal cost of capital.  In addition, the incubation of new product strategies using proprietary capital will compensate the investment team with a performance fee model to reinforce our pay-for-performance approach.

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

·
Increasing Presence in Private Wealth Management Market.  Our private wealth management business focuses, in general, on serving clients who have established an account relationship of $1 million or more with us.  According to industry estimates, the number of households with over $1 million in investable assets will continue to grow in the future, subject to ups and downs in the equity and fixed income markets.  With our 33-year history of serving this segment, long-term performance record, customized portfolio approach, dominant, tax-sensitive, investment strategy, brand name recognition and broad array of product offerings, we believe that we are well-positioned to capitalize on the growth opportunities in this market.

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

·
Attracting and Retaining Experienced Professionals.  We offer significant variable compensation that provides opportunities to our staff.  We have increased the scope of our investment management capabilities by adding portfolio managers and other investment personnel in order to expand our broad array of products.  The ability to attract and retain highly-experienced investment and other professionals with a long-term commitment to us and our clients has been, and will continue to be, a significant factor in our long-term growth.  At December 31, 2009, we had 360,100 restricted stock awards outstanding to our professional staff recommended by and excluding Mr. Gabelli, who has not received options or RSAs, which originally had three- and five-year vesting, which will align our professional team with our commitment to our long term goals.

·
Sponsorship of Industry Conferences. Gabelli & Company, our institutional research services firm, sponsors industry conferences and management events throughout the year.  At these conferences and events, senior management from leading industry companies share their thoughts on the industry, competition, regulatory issues and the challenges and opportunities in their businesses with portfolio managers and securities analysts.

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

·
Capitalizing on Acquisitions, Alliances and Lift-outs.  We intend to selectively and opportunistically pursue acquisitions, alliances and lift-outs that will broaden our product offerings and add new sources of distribution.   On October 1, 1999, we completed our alliance with Mathers and Company, Inc. and now act as investment advisor to the Mathers Fund (renamed GAMCO Mathers Fund), and in May 2000, we added Comstock Partners Funds, Inc., (renamed Comstock Funds, Inc.).  The Mathers and Comstock funds are part of our Non-Market Correlated mutual fund product line.  In November 2002, we completed our alliance with Woodland Partners LLC, a Minneapolis based investment advisor of institutional, high net-worth and sub-advisory accounts.  On March 11, 2008, Funds Advisor assumed the role of investment advisor to the AXA Enterprise Mergers and Acquisitions Fund, subsequently renamed Gabelli Enterprise Mergers and Acquisitions Fund, a fund that has been sub-advised by GAMCO since the fund’s inception on February 28, 2001.  In November 2008, the B.B. Micro Cap Growth Fund selected Teton as the interim investment advisor which was subsequently approved by its shareholders in March 2009 and merged into the GAMCO Westwood Mighty MitesSM Fund.

We believe that we have the financial capacity to pursue acquisitions and lift-outs.

We believe that our growth to date is traceable to the following factors:

·
Strong Industry Fundamentals:  According to data compiled by the U.S. Federal Reserve, the investment management industry has grown faster than more traditional segments of the financial services industry, including the banking and insurance industries. Since GBL began managing assets for institutional and private wealth management clients in 1977, world equity markets have grown at a 11.0% compounded annual growth rate through December 31, 2009 to nearly $46 trillion(a).  The U.S. equity market comprises about $13.7 trillion(a) or roughly 30% of world markets.  We believe that demographic trends and the growing role of money managers in the placement of capital compared to the traditional role played by banks and life insurance companies will result in continued growth of the investment management industry.

·
Long-Term Performance: We have a superior long-term record of achieving relatively high returns for our Institutional and Private Wealth Management clients.  We believe that our performance record represents a competitive advantage and a recognized component of our franchise.

·
Stock Market Gains: Since we began managing for institutional and private wealth management clients in 1977, our traditional value-oriented Institutional and Private Wealth Management composite has earned a compound annual return of 15.9% net of fees versus a compound annual return of 11.2% for the S&P 500 through December 31, 2009.  For the ten years ending December 31, 2009, the compound annual return for our traditional value-oriented Institutional and Private Wealth Management composite was 5.7% versus the S&P 500’s compound annual total negative return of 0.95%.

·
Widely-Recognized “Gabelli” and “GAMCO” Brand Names:  For much of our history, our portfolio managers and investment products have been featured in a variety of financial print media, including both U.S. and international publications such as The Wall Street Journal, Financial Times, Money Magazine, Barron's, Fortune, Business Week, Nikkei Financial News, Forbes Magazine, Consumer Reports and Investor's Business Daily.  We also underwrite publications written by our investment professionals, including  Deals…Deals…and More Deals which examines the history of merger arbitrage and Global Convertible Investing: The Gabelli Way, a comprehensive guide to effective investing in convertible securities.

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

 (a) Source: Birinyi Associates, LLC

Business Description

GBL started operations in 1977 as an institutional services firm.  We entered the institutional and private wealth management business in 1977, management of investment partnerships in 1985 and the mutual fund business in 1986.  Our initial product offerings centered on our tax sensitive, buy-hold, value-oriented investment philosophy.  Starting in the mid-1980s, we began building on our core value-oriented equity investment products by adding new investment strategies designed for a broad array of clients seeking to invest in growth-oriented equities, convertible securities and fixed income products.  Since then, we have continued to build our franchise by expanding our investment management capabilities through the addition of industry specific, international, global, non-market correlated, venture capital, leveraged buy-out and merchant banking product offerings.  Throughout our 32-year history, we have marketed most of our products under the “Gabelli” and “GAMCO” brand names.  Specialty brands offered to investors have included Mathers, Comstock, Westwood and Woodland.

Our AUM are clustered mostly in three groups:  Institutional and Private Wealth Management, Mutual Funds and Investment Partnerships.

Institutional and Private Wealth Management:  Since 1977, we have provided investment management services through our subsidiary GAMCO to a broad spectrum of institutional and private wealth investors.  At December 31, 2009, we had $11.2 billion of AUM in approximately 1,600 Institutional and Private Wealth Management accounts, representing approximately 43% of our total AUM.  We currently provide advisory services to a broad range of investors, the majority of which (in total number of accounts) are private wealth management client accounts – defined as individuals generally having minimum account balances of $1 million.  As of December 31, 2009, Institutional client accounts, which include corporate pension and profit sharing plans, jointly-trusteed plans and public funds, represented 49% of the Institutional and Private Wealth Management assets and 7% of the accounts.  Private wealth management accounts comprised approximately 80% of the total number of Institutional and Private Wealth Management accounts and approximately 25% of the assets under management as of December 31, 2009.  We believe that Private wealth management clients are attracted to us by our returns and the tax efficient nature of the underlying investment process in these traditional products.

Foundation and endowment fund assets represented 12% of the number of Institutional and Private Wealth Management accounts and approximately 9% of the assets under management.  The sub-advisory portion of the Institutional and Private Wealth Management (where we act as sub-advisor to certain other third-party investment funds) held approximately $1.9 billion or 17% of total Institutional and Private Wealth Management assets with less than 1% of the number of accounts.

The ten largest relationships comprised approximately 47% of our total Institutional and Private Wealth Management AUM and approximately 33% of our total Institutional and Private Wealth Management revenues as of and for the year ended December 31, 2009, respectively.

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

Sales efforts are conducted on a regional and product specialist basis.  Members of the sales and marketing staff for the Institutional and Private Wealth Management business have an average of more than ten years of experience with us and focus on developing and maintaining direct, long-term relationships with their Institutional and Private Wealth Management clients.  The firm will host its 25th Annual Client Conference in May 2010.  This conference will be held at the Pierre Hotel in New York and will include presentations by our portfolio managers and analysts.

We act as a sub-advisor on certain funds for several large and well-known fund distributors.  Sub-advisory clients are subject to business combinations, much the same as corporate clients, and may result in the curtailment of product distribution or the termination of the relationship.

Investment advisory agreements for our Institutional and Private Wealth Management clients are typically subject to termination by the client without penalty on 30 days notice or less.

Open and Closed-End Funds:  Funds Advisor provides advisory services to twenty-one open-end funds and nine closed-end funds.  At December 31, 2009, we had $14.8 billion of AUM in open-end funds and closed-end funds, representing approximately 56% of our total AUM.  Our equity funds and closed-end funds were $13.1 billion in AUM on December 31, 2009, 32.3% above the $9.9 billion on December 31, 2008.

On February 25, 2009, we announced the completion of our previously disclosed plan to distribute shares in majority-controlled Teton.  On March 20, 2009, shareholders of GBL received 14.93 shares of Teton for each 1,000 shares of GBL owned.  The record date was March 10, 2009.

As a result of the Teton spin-off, the following Teton advised funds are no longer being managed by GBL: GAMCO Westwood Equity Fund, GAMCO Westwood Balanced Fund, GAMCO Westwood Income Fund, GAMCO Westwood SmallCap Equity Fund, GAMCO Westwood Intermediate Bond Fund and the GAMCO Westwood Mighty MitesSM Fund.  However, such funds are still distributed and sub-administered by GBL.

GAMCO is the brand for our “Growth” business, which is primarily represented by The GAMCO Growth Fund, The GAMCO Global Growth Fund, and The GAMCO International Growth Fund.  GAMCO also includes other distinct investment strategies and styles including our gold, convertible securities and contrarian funds.

The eight GAMCO branded open-end funds are:

● GAMCO Growth
● “ International Growth
● “ Gold
● “ Global Telecommunications
● “ Global Growth
● “ Global Opportunity
● “ Global Convertible Securities
● “ Mathers

The Gabelli brand represents our “Value” business, primarily representing our absolute return, research-driven Private Market Value (PMV) with a CatalystTM funds. The GAMCO Global Telecommunications Fund is a value portfolio but retains the GAMCO name. The Gabelli brand also includes The Gabelli Blue Chip Value Fund and The Gabelli Woodland Small Cap Growth Fund as well as all of the closed-end funds.

Open-end Funds

On December 31, 2009, we had $10.2 billion of AUM in twenty-one open-end funds.  At year-end, of the open-end funds having an overall rating from Morningstar, Inc. (“Morningstar”), 93% were ranked “three stars” or better, with approximately 77% ranked “five stars” or “four stars” on an overall basis (i.e., derived from a weighted average of the performance figures associated with their three-, five-, and ten-year Morningstar Rating metrics).  There can be no assurance, however, that these funds will be able to maintain such ratings or that past performance will be indicative of future results.

We sell our open-end funds through third-party distribution programs, particularly no-transaction fee (“NTF”) Programs, and have developed additional classes of shares for many of our funds for sale through additional third-party distribution channels on a commission basis.  At December 31, 2009, Third Party Distribution Programs accounted for approximately 74% of all assets in open-end funds.  At December 31, 2009, approximately 26% of our AUM in open-end, equity funds had been obtained through direct sales relationships.

In March 2008, Funds Advisor, through an acquisition, assumed the role of investment advisor to the AXA Enterprise Mergers and Acquisitions Fund, subsequently renamed to Gabelli Enterprise Mergers and Acquisitions Fund, a fund that has been sub-advised by GAMCO since the fund’s inception on February 28, 2001.  The GAMCO portfolio management team, which has managed the fund since inception, remained the same.

Closed-end Funds

We act as investment advisor to nine closed-end funds, all of which trade on the NYSE or its affiliated exchange: Gabelli Equity Trust (GAB), Gabelli Global Deal Fund (GDL), Gabelli Global Multimedia Trust (GGT), Gabelli Healthcare & Wellness Rx Trust (GRX), Gabelli Convertible and Income Securities Fund (GCV), Gabelli Utility Trust (GUT), Gabelli Dividend & Income Trust (GDV), Gabelli Global Utility & Income Trust (GLU) and Gabelli Global Gold, Natural Resources & Income Trust (GGN).  As of December 31, 2009, the nine Gabelli closed-end funds had total assets of $4.6 billion, representing 31.1% of the total assets in our Mutual Funds business.

The Gabelli Equity Trust, which raised $400 million through its initial public offering in August 1986, finished its 23rd year with net assets of $1.2 billion.  Since inception, the Gabelli Equity Trust has distributed $2.4 billion in cash to common shareholders through its 10% distribution policy and spawned three other closed-end funds, the Gabelli Global Multimedia Trust, the Gabelli Utility Trust and the Gabelli Healthcare & Wellness Rx Trust.

The Gabelli Dividend & Income Trust, launched in November 2003, raised $196.6 million in net proceeds through its placement of Series D and Series E Preferred Shares in November 2005.  The Gabelli Dividend & Income Trust, which invests primarily in dividend-paying equity securities, had net assets of $1.8 billion as of December 31, 2009.

The Gabelli Global Gold, Natural Resources & Income Trust (“GGN”) raised gross proceeds of $352 million through its initial public offering in March 2005 and the exercise of the underwriters’ overallotment option in May 2005.  GGN filed a $350 million shelf registration statement with the SEC that went effective September 24, 2007.  The shelf registration statement gave GGN the ability to offer additional common and preferred shares.  On October 16, 2007, GGN completed the placement of $100 million of cumulative preferred shares.  GGN received net proceeds of $96.5 million (after underwriting discounts of $1.2 million and offering expenses of $0.4 million) from the public offering of 4,000,000 shares of 6.625% Series A cumulative preferred shares.  During the year ended December 31, 2009, GGN issued 13,989,100 common shares through various “at the market offerings”.  The net proceeds received from these various at the market offerings was approximately $207.4 million.  As of December 31, 2009, after taking into account the issuance of the preferred and common shares, GGN had approximately $42 million available for issuance under the shelf registration statement.  The Gabelli Global Gold, Natural Resources & Income Trust, which invests primarily in equity securities of gold and natural resources companies and utilizes a covered call option writing program to generate current income, had net assets of $620 million as of December 31, 2009.

In January 2007, we launched The Gabelli Global Deal Fund, a closed-end fund which seeks to achieve its investment objective by investing primarily in announced merger and acquisition transactions and, to a lesser extent, in corporate reorganizations involving stubs, spin-offs and liquidations.  During 2009, The Gabelli Global Deal Fund raised $96 million through a rights offering of Series A preferred shares.

A detailed description of our Funds is provided within this Item 1 beginning on page 22.

Investment Partnerships:  We manage Investment Partnerships through our 93% majority-owned subsidiary, Gabelli Securities, Inc. (“GSI”).  The Investment Partnerships consist primarily of limited partnerships and offshore funds.  As of December 31, 2009, we had $305 million of Investment Partnership AUM.

We introduced our first investment partnership, a merger arbitrage partnership, in 1985.  An offshore version of this strategy was added in 1989.  Building on our strengths in global event-driven value investing, several new Investment Partnerships have been added to balance investors’ geographic, strategy and sector needs.  Today we offer a broad range of absolute return products.  Within our merger arbitrage strategy, we manage approximately $240 million of assets for investors who seek positive returns not correlated to fluctuations of the general market.  These funds seek to drive returns by investing in announced merger and acquisition transactions that are primarily dependent on deal closure and less on the overall market environment.  In event-driven strategies, we manage $35 million of assets focused on the U.S., Japanese, and European markets.  We also manage a series of sector-focused absolute return funds designed to offer investors a mechanism to diversify their portfolios by global economic sector rather than by geographic region.  We currently offer three sector-focused portfolios: the Gabelli International Gold Fund Ltd., GAMA Select Energy Plus, L.P., and GAMCO Medical Opportunities, L.P.  Venture capital activities are carried out through ALCE Partners, L.P. and Gabelli Multimedia Partners, L.P., both of which are currently closed to new investors.

Assets Under Management

The following table sets forth total AUM by product type as of the dates shown and their compound annual growth rates (“CAGR”):

Assets Under Management
By Product Type (a)
(Dollars in millions)

						January 1,
						2005 to
						December	%
	At December 31,					31, 2009	Change
	2005	2006	2007	2008	2009	CAGR(b)	2009/2008
Equity:
Mutual Funds	$12,558	$13,794	$15,686	$9,931	$13,085	1.8%	31.8%
Institutional & Private Wealth
Management
Direct	9,550	10,282	10,708	6,861	9,312	(1.2)	35.7
Sub-advisory	2,832	2,340	2,584	1,585	1,897	(12.5)	19.7
Investment Partnerships	634	491	460	295	305	(6.4)	3.4
Total Equity	25,574	26,907	29,438	18,672	24,599	(1.4)	31.7
Fixed Income:
Money Market Mutual Funds	724	734	1,111	1,507	1,721	12.1	14.2
Institutional & Private Wealth
Management	84	50	24	22	26	(41.8)	18.2
Total Fixed Income	808	784	1,135	1,529	1,747	(1.4)	14.3

Total AUM	$26,382	$27,691	$30,573	$20,201	$26,346	(1.4)	30.4
Breakdown of Total AUM:
Mutual Funds	$13,282	$14,528	$16,797	$11,438	$14,806	1.9	29.4
Institutional & Private Wealth
Management
Direct	9,634	10,332	10,732	6,883	9,338	(1.9)	35.7
Sub-advisory	2,832	2,340	2,584	1,585	1,897	(12.5)	19.7
Investment Partnerships	634	491	460	295	305	(6.4)	3.4
Total AUM	$26,382	$27,691	$30,573	$20,201	$26,346	(1.4)	30.4%

(a) AUM of Teton, which was spun off to shareholders, is not included in the above table.

(b) Compound annual growth rate.

Summary of Investment Products

We manage assets in the following wide spectrum of investment products and strategies, many of which are focused on fast-growing areas:

U.S. Equities:	Global and International Equities:	Investment Partnerships:
All Cap Value	International Growth	Merger Arbitrage
Large Cap Value	Global Growth	U.S. Long/Short
Large Cap Growth	Global Value	Global Long/Short
Mid Cap Value	Global Telecommunications	Japanese Long/Short
Small Cap Value	Global Multimedia	Sector-Focused
Small Cap Growth	Gold	- Energy
Micro Cap		- Gold
Natural Resources	U.S. Fixed Income:	- Medical Opportunities
Income	Corporate	Merchant Banking
Utilities	Government
Non-Market Correlated	Asset-backed
Options Income	Intermediate
Short-term
Convertible Securities:		U.S. Balanced:
U.S. Convertible Securities		Balanced Growth
Global Convertible Securities		Balanced Value

During 2009, we continued to develop the skills of our investment team by allocating firm capital to incubate investment strategies.  This began with a capital structure arbitrage strategy (2004) and now includes a merger-arbitrage and a global trading strategy.

Additional Information on Mutual Funds

Through our affiliates, we act as advisor to all of the Funds, except with respect to the Gabelli Capital Asset Fund for which we act as a sub-advisor.  Guardian Investment Services Corporation, an unaffiliated company, acts as manager.  As sub-advisor, we make day-to-day investment decisions for the $120 million Gabelli Capital Asset Fund.

Funds Advisor, a wholly-owned subsidiary of GBL, acts as the investment advisor for all of the Funds.

Teton, a subsidiary controlled by GBL, until its March 20, 2009 spin-off, acted as investment advisor to the GAMCO Westwood family of funds and The B.B. Micro Cap Growth Fund and has retained Westwood Management Corp., the advisory subsidiary of Westwood Holdings Group, Inc. (NYSE: WHG), to act as sub-advisor for three portfolios.  The GAMCO Westwood Mighty MitesSM Fund, GAMCO Westwood SmallCap Equity Fund and GAMCO Westwood Income Fund, and B.B. Micro Cap Growth Fund are directly advised by Teton.  At the time of the Teton spin-off, WHG owned an approximately 15.3% equity interest in Teton.

The following table lists the Funds, together with the December 31, 2009 Morningstar overall rating for the open-end mutual funds, where rated (ratings are not available for the money-market fund and other open-end mutual funds, which collectively represent 19.2% of the open-end mutual fund AUM in the Funds), and provides a description of the primary investment objective, fund characteristics, fees, the date that the fund was initially offered to investors, and the AUM in the funds as of December 31, 2009.

Net Assets as of
December
Fund			Advisory	12b-1	Initial	31, 2009
(Morningstar Overall	Primary Investment	Fund	Fees	Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)	(%)	Date	($ in millions)

OPEN-END FUNDS:

EQUITY INCOME:

The Gabelli Equity	High level of total return with an	Class AAA,	1.00	.25	01/02/92	$1,274
Income Fund	emphasis on income-producing	No-load,
«««««	equities with yields greater than	Open-end,
	the S&P 500 average.	Diversified,
Multi-class shares (2)

VALUE:

The Gabelli	Growth of capital as a primary	Class AAA,	1.00	.25	03/03/86	$2,137
Asset Fund	investment objective, with	No-load,
««««	current income as a secondary	Open-end,
	investment objective. Invests in	Diversified,
	equity securities of companies	Multi-class shares (2)
selling at a significant discount
to their private market value.

The Gabelli Blue Chip	Capital appreciation through	Class AAA,	1.00	.25	08/26/99	$29
Value Fund	investments in equity securities	No-load,
««««	of established companies, which	Open-end,
	are temporarily out of favor and	Diversified,
	which have market capitalizations	Multi-class shares (2)
in excess of $5 billion.

SMALL CAP VALUE:

The Gabelli Small Cap	High level of capital appreciation	Class AAA,	1.00	.25	10/22/91	$1,489
Growth Fund	from equity securities of smaller	No-load,
«««««	companies with market	Open-end,
	capitalization of $2 billion or less	Diversified,
	at the time of purchase.	Multi-class shares (2)

Net Assets as of
December
Fund			Advisory		12b-1	Initial	31, 2009
(Morningstar Overall	Primary Investment	Fund	Fees		Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)		(%)	Date	($ in millions)

The Gabelli Woodland	Long Term capital appreciation	Class AAA,	1.00	(9)	.25	12/31/02	$6
Small Cap Value Fund	investing at least 80% of its	No-load,
«««	in equity securities of companies	Open-end,
	with market capitalizations less	Non-diversified,
	than the greater of $3.0 billion	Multi-class shares (2)
or the largest company
in the Russell 2000 Index.

FOCUSED VALUE:

The Gabelli	High level of capital appreciation	Class A,	1.00		.25	09/29/89	$465
Value Fund	From undervalued equity	Front end-load,
««	securities that are held in a	Open-end,
	concentrated portfolio.	Non-diversified,
Multi-class shares (2)

GROWTH:

The GAMCO	Capital appreciation from	Class AAA,	1.00		.25	04/10/87	$583
Growth Fund	companies that have favorable,	No-load,
«««	yet undervalued, prospects for	Open-end,
	earnings growth. Invests in	Diversified,
	equity securities of companies	Multi-class shares (2)
that have above-average or
expanding market shares and
profit margins.

GAMCO International	Capital appreciation by investing	Class AAA,	1.00		.25	06/30/95	$29
Growth Fund	primarily in equity securities	No-load,
«««	of foreign companies with	Open-end,
	rapid growth in revenues and	Diversified,
	earnings.	Multi-class shares (2)

AGGRESSIVE GROWTH:

The GAMCO Global	High level of capital appreciation	Class AAA,	1.00		.25	02/07/94	$69
Growth Fund	Through investment in a portfolio	No load,
««	of equity securities focused on	Open-end,
	companies involved in the	Non-diversified,
	global marketplace.	Multi-class shares (2)

SPECIALTY EQUITY:

The GAMCO Global	High level of capital appreciation	Class AAA,	1.00	(9)	.25	05/11/98	$14
Opportunity Fund	through worldwide investments	No-load,
««««	in equity securities.	Open-end,
Non-diversified,
Multi-class shares (2)

Net Assets as of
December
Fund			Advisory		12b-1	Initial	31, 2009
(Morningstar Overall	Primary Investment	Fund	Fees		Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)		(%)	Date	($ in millions)

The GAMCO Global	High level of total return through	Class AAA,	1.00	(9)	.25	02/03/94	$8
Convertible	a combination of current income	No-load,
Securities Fund	and capital appreciation through	Open-end,
«	investment in convertible	Non-diversified,
	securities of U.S. and	Multi-class shares (2)
non-U.S. issuers.

The Gabelli Capital	Capital appreciation from equity	No-load,	.75		n/a	05/01/95	$120
Asset Fund	securities of companies selling at	Open-end,
(not rated) (8)	a significant discount to their	Diversified,
	private market value.	Variable Annuity

The Gabelli SRI Green	Capital appreciation from	Class AAA,	1.00	(9)	.25	6/1/07	$11
Fund Inc.	equity securities of companies	No-load,
(not rated) (8)	the fund deems to be	Open-end,
	socially responsible.	Diversified,
Multi-class shares (2)

SECTOR:

The Gabelli	High level of total return through	Class AAA,	1.00		.25	08/31/99	$804
Utilities Fund	a combination of capital	No-load,
««««	appreciation and current income	Open-end,
	from investments in utility	Diversified,
	companies.	Multi-class shares (2)

GAMCO	Seeks capital appreciation and	Class AAA,	1.00		.25	07/11/94	$558
Gold Fund	employs a value approach to	No-load,
«««	investing primarily in equity	Open-end,
	securities of gold-related	Diversified,
	companies worldwide.	Multi-class shares (2)

The GAMCO Global	High level of capital appreciation	Class AAA,	1.00		.25	11/01/93	$158
Telecommunications	through worldwide investments	No-load,
Fund	in equity securities, including	Open-end,
«««	the U.S., primarily in the	Non-diversified,
	telecommunications industry.	Multi-class shares (2)

Net Assets as of
December
Fund			Advisory		12b-1	Initial	31, 2009
(Morningstar Overall	Primary Investment	Fund	Fees		Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)		(%)	Date	($ in millions)

ABSOLUTE RETURN:

The Gabelli	Total returns that are attractive to	No-load,	.50	(7)	n/a	(7) 5/14/93	$415
ABC Fund	investors in various market	Open-end,
«««««	conditions without excessive risk	Non-diversified
	of capital loss, utilizing certain	Multi-class shares (2)
arbitrage strategies and investing
in value orientated common
stocks at a significant discount to
their PMV.

The Gabelli Enterprise	Capital appreciation through	Class A	.94	(9)	.45		$175
Mergers and	investment in companies believed	Load,
Acquisitions	to be likely acquisition targets	Open-end,
Fund	within 12 to 18 months and	Diversified
«««««	companies involved with	Multi-class shares (2)
publically announced mergers,
takeovers, tender offers,
leveraged buyouts, spin-offs,
liquidations, and other corporate
reorganizations.

CONTRARIAN:

Comstock Capital	Maximize total return consisting	Class A	1.00		.25	10/10/85	$108
Value Fund	of capital appreciation and	Load,
(not rated) (8)	current income.	Open-end,
Diversified
Multi-class shares (2)

GAMCO Mathers	Long-term capital appreciation	Class AAA:	1.00		.25	8/19/65	$24
Fund	in various market conditions	No-load,
««	without excess risk of capital	Open-end,
	loss.	Diversified

CASH MANAGEMENT-MONEY MARKET:

The Gabelli U.S.	High current income with	Money Market,	.30	(9)	n/a	10/01/92	$1,721
Treasury	preservation of principal and	Open-end,
Money Market Fund	liquidity, while striving to keep	Diversified
(11)	expenses among the lowest of all	Multi-class shares (2)
U.S. Treasury money market
funds.

Net Assets as of
December
Fund			Advisory		12b-1	Initial	31, 2009
(Morningstar Overall	Primary Investment	Fund	Fees		Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)		(%)	Date	($ in millions)

CLOSED-END FUNDS:

The Gabelli	Long-term growth of	Closed-end,	1.00	(10)	n/a	08/14/86	$1,216
Equity Trust Inc.	capital by investing	Non-diversified
	in equity securities.	NYSE Symbol: GAB

The Gabelli	High total return from investing	Closed-end,	1.00	(10)	n/a	07/03/89	$102
Convertible and Income	primarily in convertible	Diversified
Securities Fund Inc. (4)	instruments.	NYSE Symbol: GCV

The Gabelli Global	Long-term capital appreciation	Closed-end,	1.00	(10)	n/a	11/15/94	$141
Multimedia Trust Inc.	from equity investments in	Non-diversified
(3)	global telecommunications,	NYSE Symbol: GGT
media, publishing and
entertainment holdings.

The Gabelli	High total return from	Closed-end,	1.00	(10)	n/a	07/09/99	$212
Utility Trust (5)	investments primarily in	Non-diversified
	securities of companies	NYSE Symbol: GUT
involved in gas, electricity
and water industries.

The Gabelli	Qualified dividend income	Closed-end,	1.00	(10)	n/a	11/24/03	$1,760
Dividend & Income	and capital appreciation	Non-diversified
Trust	potential.	NYSE Symbol: GDV

The Gabelli	A consistent level of after-tax	Closed-end,	1.00		n/a	5/28/04	$61
Global Utility &	total return with an emphasis	Non-diversified
Income Trust	on tax-advantaged dividend	NYSE Symbol: GLU
income.

The Gabelli	High level of current income	Closed-end,	1.00		n/a	3/29/05	$620
Global Gold, Natural	through an option writing strategy	Non-diversified
Resources & Income	on equity securities owned in the	NYSE Symbol: GGN
Trust	gold and natural resources
industries.

The Gabelli Global	Achieve absolute return through	Closed-end,	0.50		n/a	1/26/07	$431
Deal Fund	in various market conditions	Non-diversified
	without excessive risk of	NYSE Symbol: GDL
capital.

The Gabelli Healthcare	Seeks long-term growth of	Closed-end,	1.00		n/a	6/28/07	$66
and Wellness Rx	capital within the health and	Non-diversified
Fund (6)	wellness industries.	NYSE Symbol: GRX

(1)
Morningstar RatingTM as of December 31, 2009 is provided if available for open-end funds only.  Morningstar ratings may be available for certain closed-end funds.  Morningstar ratings are not an indication of absolute performance.  Call 800-GABELLI for performance results through the most recent month end.  For each fund with at least a three-year history, Morningstar calculates a Morningstar RatingTM based on a Morningstar risk-adjusted return measure that accounts for variation in a fund’s monthly performance (including the effects of sales charges, loads and redemption fees) placing more emphasis on downward variations and rewarding consistent performance.  The top 10% of the funds in an investment category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star.  The Overall Morningstar Rating for a fund is derived from a weighted average of the performance figures associated with its three, five, and ten-year (if applicable) Morningstar Rating metrics.  Morningstar Ratings are shown for the respective class shown; other classes may have different performance characteristics.  There were 522 Conservative Allocation funds rated for three years, 343 funds for five years and 151 funds for ten years (GAMCO Mathers Fund).  There were 369 Mid-Cap Blend funds rated for three years, 303 funds for five years and 152 funds for ten years (The Gabelli Asset Fund, The Gabelli ABC Fund, The Gabelli Value Fund, The Gabelli Enterprise Mergers & Acquisition Fund).  There were 1,104 Large Value funds rated for three years, 912 funds for five years and 459 funds for ten years (The Gabelli Equity Income Fund).  There were 1,757 Large Blend funds rated for three years, 1,376 funds for five years and 710 funds for ten years (The Gabelli Blue Chip Value Fund).  There were 58 Convertibles funds rated for three years, 56 funds for five years and 41 funds for ten years (The GAMCO Global Convertible Securities Fund).  There were 542 World Stock funds rated for three years, 447 funds for five years and 251 funds for ten years (The GAMCO Global Growth Fund, The GAMCO Global Opportunity Fund).  There were 39 Specialty-Communications funds rated for three years, 32 funds for five years and 13 funds for ten years (The GAMCO Global Telecommunications Fund).  There were 67 Specialty-Precious Metals funds rated for three years, 60 funds for five years and 35 funds for ten years (GAMCO Gold Fund).

There were 1,548 Large Growth funds rated for three years, 1,276 funds for five years and 698 funds for ten years (The GAMCO Growth Fund).  There were 206 Foreign Large Growth funds rated for three years, 149 funds for five years and 80 funds for ten years (GAMCO International Growth Fund).  There were 97 Specialty-Utilities funds rated for three years, 80 funds rated for five years and 52 funds for ten years (The Gabelli Utilities Fund).  There were 566 Small Blend funds rated for three years and 467 funds for five years and 243 funds for ten years (The Gabelli Small Cap Growth Fund, The Gabelli Woodland Small Cap Value Fund).  (a) 2009 Morningstar, Inc. All Rights reserved.  This information is (1) proprietary to Morningstar and/or its content providers (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely.  Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.  Past performance is no guarantee of future results.

(2)
These funds have multi-classes of shares available.  Multi-class shares include Class A shares which have a front-end sales charge, Class B shares which are subject to a back-end contingent deferred sales charge for up to six years and Class C which shares are subject to a 1% back-end contingent deferred sales charge for up to two years.  However, Class B shares are no longer offered for new purchases as of July 2004. Comstock Capital Value Fund Class R shares, which are no-load, are available only for retirement and certain institutional accounts.  Comstock Capital Value class AAA shares are no-load and became available on December 8, 2008 Class I shares are available to institutional accounts.  Gabelli ABC Fund advisor class shares are no-load and are available through intermediaries.  Net assets include all share classes.

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

(9)
Funds Advisor has agreements in place to waive its advisory fee or reimburse expenses of the Fund to maintain fund expenses at a specified level for Class AAA shares; multi-class shares have separate limits as described in the Fund’s prospectus.  (The Gabelli Woodland Small Cap Value Fund – 2.00%; The GAMCO Global Opportunity Fund – 2.00%; The GAMCO Global Convertible Securities Fund – 2.00%; The Gabelli SRI Fund – 2.00%; The Gabelli Enterprise Mergers and Acquisitions Fund – 1.90% for class A; The Gabelli U.S. Treasury Money Market Fund – 0.08%.  Such agreements are renewable annually).

(10)	Funds Advisor has agreed to reduce its advisory fee on the liquidation value of preferred stock outstanding if certain performance levels are not met.

(11)
The Gabelli U.S. Treasury Money Market Fund ranked third in total return for the twelve months ended December 31, 2009 among 72 U.S. Treasury money market funds tracked by Lipper Inc.  For the 5 year and 10 year periods ended December 31, 2009, the fund ranked 2 out of 64 funds and 2 out of 46 funds, respectively, within that category.  Investment returns and yield will fluctuate. An investment in a money market fund is not guaranteed by the United States government nor insured by the Federal Deposit Insurance Corporation or any government agency.  Although the Fund seeks to preserve the value of an investment at $1.00 per share, it is possible to lose money by investing on the Fund.

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

Our marketing efforts for the open-end Funds are currently focused on increasing the distribution and sales of our existing funds as well as creating new products for sale through our distribution channels.  We believe that our marketing efforts for the Funds will continue to generate additional revenues from investment advisory fees.  We have traditionally distributed most of our open-end Funds by using a variety of direct response marketing techniques, including telemarketing and advertising, and as a result we maintain direct relationships with many of our no-load open-end Fund customers.  Beginning in late 1995, we expanded our product distribution by offering several of our open-end Funds through Third-Party Distribution Programs, including NTF Programs.  In 1998 and 1999, we further expanded these efforts to include substantially all of our open-end Funds in Third-Party Distribution Programs.  More than 26% of the AUM in the open-end Funds are still attributable to our direct response marketing efforts.  Third-Party Distribution Programs have become an increasingly important source of asset growth for us.  Of the $8.5 billion of AUM in the open-end equity Funds as of December 31, 2009, approximately 74% were generated through Third-Party Distribution Programs.  We are responsible for paying the service and distribution fees charged by many of the Third-Party Distribution Programs, although a portion of such service fees under certain circumstances are payable by the funds.  During 2000, we completed development of additional classes of shares for many of our Funds for sale through national brokerage and investment firms and other third-party distribution channels on a commission basis.  The multi-class shares are available in all of the Gabelli Funds, except for the Gabelli Capital Asset Fund and the GAMCO Mathers Fund.  We believe that the use of multi-class share products will expand the distribution of Gabelli Fund products into the advised sector of the mutual fund investment community.  During 2003, we introduced Class I shares, which are no-load shares with higher minimum initial investment and without distribution fees available to Institutional and Retirement Plan Accounts held directly through Gabelli & Company.  The no-load shares are designated as Class AAA shares and are available for new and current investors.  In general, distribution through Third-Party Distribution Programs has greater variable cost components and lower fixed cost components than distribution through our traditional direct sales methods.

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

Our Fund investment management agreements may continue in effect from year to year only if specifically approved at least annually by (i) the Fund's Board of Directors or Trustees or (ii) the Fund's shareholders and, in either case, the vote of a majority of the Fund's directors or trustees who are not parties to the agreement or “interested persons” of any such party, within the meaning of the Investment Company Act of 1940 as amended (the “Investment Company Act”).  Each Fund may terminate its investment management agreement at any time upon 60 days' written notice by (i) a vote of the majority of the Board of Directors or Trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Fund.  Each investment management agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act.  We may terminate an investment management agreement without penalty on 60 days' written notice.

Mutual Fund Distribution, Institutional Research, Brokerage and Underwriting

Gabelli & Company, the wholly-owned subsidiary of our 93% majority-owned subsidiary GSI, is a broker-dealer registered under the Securities Exchange Act of 1934 and is regulated by the Financial Industry Regulatory Authority (“FINRA”).  Gabelli & Company's revenues are derived primarily from the distribution of our Funds, institutional research services, underwriting fees and selling concessions.

Mutual Fund Distribution

Gabelli & Company distributes our open-end Funds pursuant to distribution agreements with each Fund.  Under each distribution agreement with an open-end Fund, Gabelli & Company offers and sells such open-end Fund's shares on a continuous basis and pays the majority of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of Third-Party Distribution Programs, financial intermediaries and Gabelli & Company sales personnel.  Gabelli & Company receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 (“12b-1”) of the Investment Company Act.  Distribution fees from the open-end Funds are computed daily based on average net assets.  Distribution fees from the open-end Funds amounted to $20.8 million, $23.8 million and $25.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Gabelli & Company is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back-end sales charge.  Underwriting fees and sales charges retained amounted to $946,000, $627,000 and $983,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Under the distribution plans, the open-end Class AAA shares of the Funds (except The Gabelli U.S. Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund) and the Class A shares of various funds pay Gabelli & Company a distribution or service fee of .25% per year (except the Gabelli Enterprise Mergers & Acquisition Fund which pays 0.45% per year) on the average daily net assets of the fund. Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%.  Gabelli & Company’s distribution agreements with the Funds may continue in effect from year to year only if specifically approved at least annually by (i) the Fund's Board of Directors or Trustees or (ii) the Mutual Fund's shareholders and, in either case, the vote of a majority of the Fund's directors or trustees who are not parties to the agreement or “interested persons” of any such party, within the meaning of the Investment Company Act.  Each Fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days' written notice by (i) a vote of the majority of its directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Fund. Each distribution agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act.  Gabelli & Company may terminate a distribution agreement without penalty upon 60 days' written notice.

Gabelli & Company also offers our open-end Fund products through our website, www.gabelli.com, where directly registered mutual fund investors can access their personal account information and buy, sell and exchange Fund shares.  Fund prospectuses, quarterly reports, fund applications, daily net asset values and performance charts are all available online.

Institutional Research Services

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

During 2008, we assigned the analysts to research teams, each coordinated by a senior analyst, in order to enhance idea cross-fertilization, and more efficiently share knowledge acquired in related industry subsectors.  Our teams are broken down into Digital, which includes cable, telecommunications, broadcasting, publishing, advertising, and entertainment, Gabelli Green, which researches investment opportunities in clean and renewable energy, Food of All Nations, Health and Wellness, and Industrial.

Gabelli & Company generates institutional research services revenues through brokerage activities from securities transactions executed on an agency basis on behalf of institutional and private wealth management clients as well as from retail customers and mutual funds.  Institutional research services revenues totaled $16.7 million, $16.1 million, and $15.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Gabelli & Company continues to pursue expansion of such activities.

Underwriting

During 2009, Gabelli & Company acted as the Dealer Manager for The Gabelli Global Deal Fund’s Series A Cumulative Callable Preferred Share Rights Offering and as agent in the secondary offerings of the Gabelli Global Gold, Natural Resources & Income Trust.  In 2008, Gabelli & Company did not participate in any underwritings.  In 2007, Gabelli & Company participated in five underwritings with commitments of $47.0 million, of which two included a commitment of $42.5 million for participation in offerings of Gabelli closed-end funds shares.

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

The market for providing investment management services to institutional and private wealth management Institutional and Private Wealth Management is also highly competitive.  Approximately 32% of our investment advisory fee revenue for the year ended December 31, 2009 was derived from our Institutional and Private Wealth Management.  Selection of investment advisors by U.S. institutional investors is often subject to a screening process and to favorable recommendations by investment industry consultants.  Many of these investors require their investment advisors to have a successful and sustained performance record, often five years or longer, and also focus on one-year and three-year performance records.  We have significantly increased our AUM on behalf of U.S. institutional investors since our entry into the institutional asset management business in 1977.  At the current time, we believe that our investment performance record would be attractive to potential new institutional and private wealth management clients.  However, no assurance can be given that our efforts to obtain new business will be successful.

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

Regulation

Virtually all aspects of our businesses are subject to various federal, state and foreign laws and regulations.  These laws and regulations are primarily intended to protect investment advisory clients and shareholders of investment funds, the markets and customers of broker-dealers.  Under such laws and regulations, agencies that regulate investment advisors and broker-dealers have broad powers, including the power to limit, restrict or prohibit such an advisor or broker-dealer from carrying on its business in the event that it fails to comply with such laws and regulations.  In such an event, the possible sanctions that may be imposed include civil and criminal liability, the suspension of individual employees, injunctions, limitations on engaging in certain lines of business for specified periods of time, revocation of the investment advisor and other registrations, censures, and fines.

Our business is subject to extensive regulation at the federal, state and foreign  level by the SEC and other regulatory bodies.  Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, and the Funds are registered with the SEC under the Investment Company Act of 1940.  We also have a subsidiary that is registered as a broker-dealer with the SEC and is subject to regulation by the FINRA and various states.

The subsidiaries of GBL that are registered with the Commission under the Investment Advisers Act (Funds Advisor, Gabelli Fixed Income LLC, GAMCO and GSI) are regulated by and subject to examination by the SEC.  The Investment Advisers Act imposes numerous obligations on registered investment advisors including fiduciary duties and disclosure obligations and record keeping, operational and marketing requirements.  The Commission is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from censure to termination of an investment advisor's registration.  The failure of an advisory subsidiary to comply with the requirements of the SEC could have a material adverse effect on us.  We believe that we are in substantial compliance with the requirements of the regulations under the Investment Advisers Act.

We derive a substantial majority of our revenues from investment advisory services through our various investment management agreements.  Under the Investment Advisers Act, our investment management agreements may not be assigned without the client's consent.  Under the Investment Company Act, advisory agreements with registered investment companies such as our Funds terminate automatically upon assignment.  The term “assignment” is broadly defined and includes direct as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in GBL.

In its capacity as a broker-dealer, Gabelli & Company is required to maintain certain minimum net capital and cash reserves for the benefit of our customers.  Gabelli & Company’s net capital, as defined, has consistently met or exceeded all minimum requirements.  Gabelli & Company is also subject to periodic examination by FINRA and the SEC.

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

Investments by GBL and on behalf of our advisory clients and investment funds often represent a significant equity ownership position in an issuer's class of stock.  As of December 31, 2009, we had five percent or more beneficial ownership with respect to approximately 108 equity securities.  This activity raises frequent regulatory, legal, and disclosure issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers' shareholder rights plans or “poison pills,” and various federal and state regulatory limitations, including state gaming laws and regulations, federal communications laws and regulations and public utility holding company laws and regulations as well as federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions.  Our failure to comply with these requirements could have a material adverse effect on us.

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

We and certain of our affiliates are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies.  In connection with our opening of an office in London and our plans to market certain products in Europe, we are required to comply with the laws of the United Kingdom and other European countries regarding these activities.  Our subsidiary, GAMCO Asset Management (UK) Limited, is regulated by the Financial Services Authority.  In connection with our registration in the United Kingdom, we have minimum capital requirements that have been consistently met or exceeded.  Several of our investment funds are organized under the laws of foreign jurisdictions and subject to regulation.  We opened research offices in Shanghai and Hong Kong and therefore are subject to national and local laws in those jurisdictions.  We are subject to requirements in numerous jurisdictions regarding reporting of beneficial ownership positions in securities issued by companies whose securities are publicly-traded in those countries.

Regulatory matters

The investment management industry is likely to continue facing a high level of regulatory scrutiny and become subject to additional rules designed to increase disclosure, tighten controls and reduce potential conflicts of interest.  In addition, the Commission has substantially increased its use of focused inquiries in which it requests information from a number of fund complexes regarding particular practices or provisions of the securities laws.  We participate in some of these inquiries in the normal course of our business.  Changes in laws, regulations and administrative practices by regulatory authorities, and the associated compliance costs, have increased our cost structure and could in the future have a material impact.  Although we have installed procedures and utilize the services of experienced administrators, accountants and lawyers to assist us in adhering to regulatory guidelines and satisfying these requirements, and maintain insurance to protect ourselves in the case of client losses, there can be no assurance that the precautions and procedures that we have instituted and installed or the insurance that we maintain to protect ourselves in case of client losses will protect us from potential liabilities.

See item 3 below.

Personnel

On February 28, 2010, we had a full-time staff of 194 individuals, of whom 59 served in the portfolio management, research and trading areas (including 19 portfolio managers for the Mutual Funds, Institutional and Private Wealth Management and Investment Partnerships), 72 served in the marketing and shareholder servicing areas and 63 served in the administrative area.

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

Our business is subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC under the Investment Company Act and the Investment Advisers Act, by the Department of Labor under ERISA, as well as regulation by FINRA and state regulators. The Funds managed by Funds Advisor are registered with the SEC as investment companies under the Investment Company Act.  The Investment Advisers Act imposes numerous obligations on investment advisors, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities.  The Investment Company Act imposes similar obligations, as well as additional detailed operational requirements, on registered investment companies and investment advisors.  Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment advisor or broker-dealer.  Industry regulations are designed to protect our clients and investors in our funds and other third parties who deal with us and to ensure the integrity of the financial markets.  Our industry is frequently altered by new laws or regulations and by revisions to, and evolving interpretations of, existing laws and regulations.  Changes in laws or regulations or in governmental policies could limit the sources and amounts of our revenues including distribution revenue under the Investment Company Act, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.

To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure.

The investment management business is highly competitive and has relatively low barriers to entry.  To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure.  Although our investment management fees vary from product to product, historically we have competed primarily on the performance of our products and not on the level of our investment management fees relative to those of our competitors.  In recent years, however, there has been a trend toward lower fees in the investment management industry.  In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that make investors willing to pay our fees.  In addition, the board of directors of each Fund managed by Funds Advisor must make certain findings as to the reasonableness of its fees.  We cannot be assured that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure.  Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.

We derive a substantial portion of our revenues from contracts that may be terminated on short notice.

A substantial majority of all of our revenues are derived from investment management agreements and distribution arrangements.  Investment management agreements and distribution arrangements with the Funds are terminable without penalty on 60 days' notice (subject to certain additional procedural requirements in the case of termination by a Fund) and must be specifically approved at least annually, as required by law.  Such annual renewal requires, among other things, approval by the disinterested members of each Fund's board of directors or trustees.  Investment advisory agreements with our Institutional and Private Wealth Management clients are typically terminable by the client without penalty on 30 days' notice or less.  Any failure to renew or termination of a significant number of these agreements or arrangements would have a material adverse effect on us.

Investors in the open-end funds can redeem their investments in these funds at any time without prior notice, which could adversely affect our earnings.

Open-end fund investors may redeem their investments in those funds at any time without prior notice.  Investors may reduce the aggregate amount of AUM for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance.  In a declining stock market, the pace of mutual fund redemptions could accelerate.  Poor performance relative to other asset management firms tends to result in decreased purchases of mutual fund shares and increased redemptions of mutual fund shares.  The redemption of investments in mutual funds managed by Funds Advisor would adversely affect our revenues, which are substantially dependent upon the AUM in our funds.  If redemptions of investments in mutual funds caused our revenues to decline, it could have a material adverse effect on our earnings.

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

Substantially all of our revenues are determined by the amount of our AUM. Under our investment advisory contracts with our clients, the investment advisory fees we receive are typically based on the market value of AUM.  In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Funds Advisor or Teton over time pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Investment Company Act.  Rule 12b-1 fees typically are based on the market value of AUM and represented approximately 9.5%, 9.7% and 8.6% of our total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.  Accordingly, a decline in the prices of securities generally may cause our revenues and net income to decline by either causing the value of our AUM to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees.  The securities markets are highly volatile, and securities prices may increase or decrease for many reasons, including economic and political events and acts of terrorism beyond our control.  If a decline in securities prices caused our revenues to decline, it could have a material adverse effect on our earnings.

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

Since our initial public offering in 1999, Mr. Gabelli, through his majority ownership of GGCP, has beneficially owned a majority of our outstanding class B common stock.  As of December 31, 2009, GGCP’s holdings of our class B common stock represent approximately 95% of the combined voting power of all classes of our voting stock.  As long as Mr. Gabelli indirectly beneficially owns a majority of the combined voting power of our common stock, he will have the ability to elect all of the members of our Board of Directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the common stock.  In addition, Mr. Gabelli will be able to determine the outcome of matters submitted to a vote of our shareholders for approval and will be able to cause or prevent a change in control of our company.  As a result of Mr. Gabelli's control, none of our agreements with Mr. Gabelli and other companies controlled by him can be assumed to have been arrived at through “arm's-length” negotiations, although we believe that the parties endeavor to implement market-based terms.  There can be no assurance that we would not have received more favorable terms from an unaffiliated party.

In order to minimize conflicts and potential competition with our investment management business, in 1999 and as part of our initial public offering, Mr. Gabelli entered into a written agreement to limit his activities outside of GBL.  On February 6, 2008, Mr. Gabelli entered into an amended and restated employment agreement which was approved by the GBL shareholders on November 30, 2007 and which limits his activities outside of GBL.  The amended agreement (“Amended Agreement”) amended Mr. Gabelli’s Employment Agreement primarily by (i) eliminating outdated provisions, clarifying certain language and reflecting our name change, (ii) revising the term of the Employment Agreement from an indefinite term to automatically renewed one-year periods in perpetuity following the initial three-year term unless either party gives 90 days written notice prior to the expiration of the annual term following the initial three-year term, (iii) allowing for services to be performed for former subsidiaries that are spun off to shareholders or otherwise cease to be subsidiaries in similar transactions, (iv) allowing new investors in the permitted outside accounts if all of the performance fees, less expenses, generated by assets attributable to such investors are paid to us, (v) allowing for the management fee to be paid directly to Mr. Gabelli or to an entity designated by him, and (vi) adding certain language to ensure that the Amended Agreement is construed to avoid the imposition of any tax pursuant to Section 409A of the Code.

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

Consistent with the firm’s practice since its inception in 1977, Mr. Gabelli will also continue receiving a percentage of revenues or net operating contribution, which are substantially derived from AUM, as compensation relating to or generated by the following activities: (i) managing or overseeing the management of various investment companies and partnerships, (ii) attracting mutual fund shareholders, (iii) attracting and managing Institutional and Private Wealth Management clients, and (iv) otherwise generating revenues for the company.  Such payments are made in a manner and at rates as agreed to from time to time by GAMCO, which rates have been and generally will be the same as those received by other professionals at GAMCO performing similar services.  With respect to our institutional and high net worth asset management and mutual fund advisory business, our business model strives to pay out up to 40% of the revenues or net operating contribution to the portfolio managers and marketing staff who introduce, service or generate such business, with payments involving the Institutional and Private Wealth Management business being typically based on revenues and payments involving the mutual funds being typically based on net operating contribution.

Mr. Gabelli has agreed that while he is employed by us he will not provide investment management services outside of GAMCO, except for certain permitted accounts.  These accounts held assets at December 31, 2009 and 2008 of approximately $83.4 million and $75.0 million, respectively.  Mr. Gabelli continues to be a member of the team that manages the GAMCO Westwood Mighty MitesSM Fund, whose advisor, Teton, was spun-off from GBL in March 2009.  The assets in the GAMCO Mighty MitesSM Fund at December 31, 2009 were $229.7 million.  The Amended Agreement may not be amended without the approval of the Compensation Committee.

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

Our results of operations are affected by many economic factors, including the performance of the securities markets.  During the 1990s, unusually favorable and sustained performance of the U.S. securities markets, and the U.S. equity market, in particular, attracted substantial inflows of new investments in these markets and has contributed to significant market appreciation which has, in turn, led to an increase in our AUM and revenues.  At December 31, 2009, approximately 93% of our AUM were invested in portfolios consisting primarily of equity securities.  More recently, the securities markets in general have experienced significant volatility.  Any decline in the securities markets, in general, and the equity markets, in particular, could reduce our AUM and consequently reduce our revenues.  In addition, any such decline in the equity markets, failure of these markets to sustain their prior levels of growth, or continued short-term volatility in these markets could result in investors withdrawing from the equity markets or decreasing their rate of investment, either of which would be likely to adversely affect us.  From time to time, a relatively high proportion of the assets we manage may be concentrated in particular industry sectors.  A general decline in the performance of securities in those industry sectors could have an adverse effect on our AUM and revenues.

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

Success in the investment management and mutual fund businesses is dependent on investment performance as well as distribution and client servicing.  Good performance generally stimulates sales of our investment products and tends to keep withdrawals and redemptions low, which generates higher management fees (which are based on the amount of AUM).  Conversely, relatively poor performance tends to result in decreased sales, increased withdrawals and redemptions in the case of the open-end Funds, and in the loss of Institutional and Private Wealth Management clients, with corresponding decreases in revenues to us.  Many analysts of the mutual fund industry believe that investment performance is the most important factor for the growth of open and closed-end funds, such as those we offer.  Failure of our investment products to perform well or failure of the Funds to maintain ratings or rankings could, therefore, have a material adverse effect on us.

Loss of significant Institutional and Private Wealth Management accounts could affect our revenues.

We had approximately 1,600 Institutional and Private Wealth Management accounts as of December 31, 2009, of which the ten largest accounts generated approximately 9% of our total revenues during the year ended December 31, 2009.  Loss of these accounts for any reason would have an adverse effect on our revenues.  Not withstanding performance, we have from time to time lost large Institutional and Private Wealth Management accounts as a result of corporate mergers and restructurings, and we could continue to lose accounts under these or other circumstances.

A decline in the market for closed-end funds could reduce our ability to raise future assets to manage.

Market conditions may preclude us from increasing the assets we manage in closed-end funds.  A significant portion of our recent growth in the assets we manage has resulted from public offerings of the common and preferred shares of closed-end funds.  We have raised approximately $2.0 billion in gross assets through closed-end fund offerings since January 2004.  The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow the assets we manage and our revenue.

We rely on third-party distribution programs.

Since 1996, we have experienced significant growth in sales of our open-end Funds through third-party distribution programs, which are programs sponsored by third-party intermediaries that offer their mutual fund customers a variety of competing products and administrative services.  Most of the sales growth from our third-party distribution programs is from programs with no transaction fees payable by the customer, which we refer to as NTF Programs.  Approximately $3.2 billion of our AUM in the open-end Funds as of December 31, 2009 were obtained through NTF Programs.  The cost of participating in third-party distribution programs is higher than our direct distribution costs, and it is anticipated that the cost of third-party distribution programs will increase in the future.  Any increase would be likely to have an adverse effect on our profit margins and results of operations.  In addition, there can be no assurance that the third-party distribution programs will continue to distribute the Funds.  At December 31, 2009, approximately 90% of the NTF Program net assets in the Gabelli/GAMCO families of funds are attributable to two NTF Programs.  The decision by these third-party distribution programs to discontinue distribution of the Funds, or a decision by us to withdraw one or more of the Funds from the programs, could have an adverse effect on our growth of AUM.

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

Certain of our subsidiaries act as general partner for investment partnerships, including arbitrage, event-driven long/short, sector focused and merchant banking limited partnerships.  As a general partner of these partnerships, we may be held liable for the partnerships' liabilities in excess of their ability to pay such liabilities.  In addition, in certain circumstances, we may be liable as a control person for the acts of our investment partnerships.  As of December 31, 2009, our AUM included approximately $305 million in investment partnerships.  A substantial adverse judgment or other liability with respect to our investment partnerships could have a material adverse effect on us.

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

On August 10, 2001, we and certain of our affiliates entered into a note purchase agreement with Cascade Investment L.L.C. (“Cascade”), pursuant to which Cascade purchased $100 million in principal amount of a convertible promissory note (the “2011 Note”).  Pursuant to the terms of the 2011 Note, Cascade may require us, or upon a change in control or Mr. Gabelli ceasing to provide our predominant executive leadership, to repurchase the 2011 Note (i.e., put option) at par plus accrued and unpaid interest on the 2011 Note.  In March 2005, we amended the terms of the 2011 Note.  The new terms extended the exercise date of Cascade's put option to September 15, 2006, reduced the principal of the 2011 Note to $50 million, effective April 1, 2005, and removed limitations on the issuance of additional debt.  In June 2006, GBL and Cascade agreed to amend the terms of the 2011 Note.  Effective September 15, 2006, the rate on the 2011 Note increased from 5% to 6% while the conversion price was raised to $53 per share from $52 per share.  In addition, the exercise date of Cascade’s put option was extended to May 15, 2007, the expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving GBL the right to redeem the 2011 Note at 101% of its principal amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions.  On April 18, 2007, the Company and Cascade amended the terms of the 2011 Note maturing in August 2011, to extend the exercise date for Cascade’s put option from May 15, 2007 to December 17, 2007 and to extend the expiration date of the related letter of credit to December 24, 2007.  The put option expired on December 17, 2007, the related letter of credit expired on December 24, 2007, and the collateral securing the letter of credit was released and became unrestricted company assets as of that date.  On January 3, 2008, GBL filed a Form S-3 to register the resale of shares of GBL by Cascade.  On January 22, 2008, Cascade elected to convert $10 million of the 2011 Note into 188,679 GBL shares.  Cascade requested that the remaining $40 million face value of the 2011 Note be segregated into eight notes each with a face value of $5 million.

In October 2008, GBL privately placed a $60 million convertible note with Cascade (“2018 Note”).  The ten-year note pays interest at 6.5% and provides Cascade with certain put rights and an escrow agreement.  The 2018 Note was originally convertible into GBL class A common stock at $70 per share.  Effective with the payment of the $2.00 per share dividend on December 15, 2009 and in accordance with the terms of the 2018 Note, the conversion price of the 2018 Note was adjusted to $66.89 per share.

Our credit ratings affect our borrowing costs.

Our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings.  A reduction in our credit ratings could increase our borrowing costs and may limit our access to increased capital resources.

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

Our investment management activities are subject to client guidelines, and our Mutual Fund business involves compliance with numerous investment, asset valuation, distribution and tax requirements.  A failure to adhere to these guidelines or satisfy these requirements could result in losses which could be recovered by the client from us in certain circumstances.  There can be no assurance that the precautions and procedures that we have instituted and installed or the insurance we maintain to protect ourselves in case of client losses will protect us from potential liabilities.

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

The holders of class A common stock and class B common stock have identical rights except that (i) holders of class A common stock are entitled to one vote per share, while holders of class B common stock are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (ii) holders of class A common stock are not eligible to vote on matters relating exclusively to class B common stock and vice versa.  The differential in voting rights and the ability of our company to issue additional class B common stock could adversely affect the value of the class A common stock to the extent the investors, or any potential future purchaser of our company, view the superior voting rights of the class B common stock to have value.  On November 30, 2007, class A common stock shareholders approved that the Board of Directors should consider the conversion and reclassification of our shares of class B common stock into class A common stock at a ratio of 1.15 shares of class A common stock for each share of class B common stock.  The Board of Directors has yet to take action.

Future sales of our class A common stock in the public market or sales or distributions of our class B common stock could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute our stockholders’ ownership in us.

We may sell additional shares of class A common stock in subsequent public offerings.  We also may issue additional shares of class A common stock or convertible debt securities.  In addition, sales by our current shareholders could be perceived negatively.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

At December 31, 2009, we leased our principal offices which consisted of a single 60,000 square foot building located at 401 Theodore Fremd Avenue, Rye, New York which expires on December 31, 2023.  The lease was extended for 15 years out in October 2008.  This building was leased in December 1997 (prior to our 1999 IPO) from an entity controlled by members of Mr. Gabelli's immediate family.  For 2009, 2008 and 2007 we paid approximately $1,080,000, $890,000 and $856,000, respectively, or $18.00, $14.83 and $14.27 per square foot, respectively, under this lease.  5,000 square feet was subleased to affiliates.  We receive rental payments under the sublease agreements, which totaled approximately $181,000, in 2009 and were used to offset operating expenses incurred for the property.  The lease is a net net lease, which provides that in addition to the lease payments, all operating expenses related to the property, which are estimated at $740,000 annually, are to be paid by us.

We have also entered into leases for office space in both the U.S. and overseas principally for portfolio management, research, sales and marketing personnel.  These offices are generally less than 4,000 square feet and leased for periods of five years or less.

ITEM 3:  LEGAL PROCEEDINGS

In the normal course of business, the Company has been, and may continue to be, named in legal actions, including a recently-filed FINRA arbitration claim.  These claims may seek substantial compensatory as well as punitive damages.  At this point, the Company cannot predict the ultimate outcome of these claims nor can it estimate a possible loss amount, if any.  However, in the opinion of management, the resolution of such claims will not be material to the financial condition of the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reserved.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of class A common stock are traded on the NYSE under the symbol GBL.

As of March 1, 2010, there were 226 class A common stockholders of record and 17 class B common stockholders of record.  These figures do not include stockholders with shares held under beneficial ownership in nominee name, which are estimated to be approximately 35,000.

The following table sets forth the high and low prices of our class A common stock for each quarter of 2009 and 2008 as reported by the NYSE.

Quarter Ended	High	Low

March 31, 2009	$36.38	$25.13
June 30, 2009	55.25	31.93
September 30, 2009	49.37	42.56
December 31, 2009	53.00	41.62

March 31, 2008	73.36	47.06
June 30, 2008	60.01	45.06
September 30, 2008	68.52	36.84
December 31, 2008	$59.00	$21.66

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

In 2009, we paid $2.13 per share in dividends to our common shareholders.  This included four quarterly dividends of $0.03 per share on March 31, 2009, June 30, 2009, September 29, 2009, and December 29, 2009, respectively, to all shareholders of record on March 17, 2009, June 16, 2009, September 15, 2009, and December 15, 2009, respectively.  We also paid a special dividend of $2.00 per share to all of our shareholders, payable on December 15, 2009 to shareholders of record on December 1, 2009.  Additionally, we distributed the shares of Teton that the Company owned on March 20, 2009 to shareholders of record on March 10, 2009 that had a value of approximately $0.01 per GBL share.

As of December 31, 2009, since the IPO, we have returned $445.8 million in total to shareholders of which $204.3 million was in the form of dividends and $241.5 million was through buybacks.

The following table provides information with respect to the shares of our class A common stock we repurchased during the three months ended December 31, 2009:

				(d) Maximum
				Number of Shares
			(c) Total Number of	(or Approximate
			Shares	Dollar Value) That
		(b) Average	Repurchased as	May Yet Be
		Price Paid Per	Part of Publicly	Purchased Under
	(a) Total Number of	Share, net of	Announced Plans	the Plans or
Period	Shares Repurchased	Commissions	or Programs	Programs
10/01/09 – 10/31/09	9,500	$42.71	9,500	735,936
11/01/09 – 11/30/09	14,400	42.97	14,400	721,536
12/01/09 – 12/31/09	13,200	45.68	13,200	708,336
Totals	37,100	$43.87	37,100

Our stock repurchase program is not subject to an expiration date.

We are required to provide a comparison of the cumulative total return on our class A common stock as of December 31, 2009 with that of a broad equity market index and either a published industry index or a peer group index selected by us.  The following chart compares the return on the class A common stock with the return on the S&P 500 Index and an index comprised of public asset managers (“Peer group index”).  The comparison assumes that $100 was invested in the class A common stock and in each of the named indices, including the reinvestment of dividends, on December 31, 2004.  This chart is not intended to forecast future performance of our common stock.

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2004	2005	2006	2007	2008	2009
GAMCO Investors, Inc.	100.00	89.89	79.66	146.21	61.08	113.08
Peer group index	100.00	127.18	147.49	167.89	79.79	129.44
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11

The following table shows information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2009.

	Number of Securities to be
	Issued upon Exercise of	Weighted-Average Exercise
	Outstanding Options,	Price of Outstanding Options,
Plan Category	Warrants and Rights	Warrants and Rights
Equity compensation plans approved
by security holders:
Stock options	144,750	$34.17
Restricted stock awards	360,100	n/a
Equity compensation plans not approved
by security holders	-0-	-0-
Total	504,850

The number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column above) are 878,675.  All stock options and restricted stock awards (“RSAs”) are recommended by the Company’s Chairman, whom has never received either stock options or RSAs since the Company went public.

ITEM 6: SELECTED FINANCIAL DATA

General

The selected historical financial data presented below has been derived in part from, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and “Financial Statements and Supplementary Data” included in Item 8 of this report.

	Year Ended December 31,
	2009		2008	2007		2006	2005
Income Statement Data (in thousands) (unaudited)
Revenues:
Investment advisory and incentive fees	$178,713		$204,293	$250,410		$227,005	$220,464
Institutional research services	16,715		16,129	15,729		12,619	12,195
Distribution fees and other income	22,686		24,590	26,230		21,839	20,673
Total revenues	218,114		245,012	292,369		261,463	253,332
Expenses:
Compensation costs	92,859		102,840	120,036		102,411	106,585
Management fee	9,758		4,086	14,463		13,236	11,462
Distribution costs	24,339		25,090	28,500		25,366	21,073
Other operating expenses	18,948		27,979	26,203		44,103	26,665
Total expenses	145,904		159,995	189,202		185,116	165,785
Operating income	72,210		85,017	103,167		76,347	87,547
Other income (expense), net:
Net gain/(loss) from investments	25,558		(52,299)	6,147		35,613	10,912
Interest and dividend income	3,425		13,136	32,497		35,506	18,483
Interest expense	(13,290)		(9,441)	(12,040)		(14,477)	(14,025)
Total other income (expense), net	15,693		(48,604)	26,604		56,642	15,370
Income before income taxes	87,903		36,413	129,771		132,989	102,917
Income tax provision	31,761		12,323	49,548		50,848	38,685
Net income	56,142		24,090	80,223		82,141	64,232
Net income (loss) attributable to noncontrolling
interests	609		(776)	654		10,214	290
Net income attributable to GAMCO Investors,
Inc.’s shareholders	$55,533		$24,866	$79,569		$71,927	$63,942

Weighted average shares outstanding:
Basic	27,345		27,805	28,142		28,542	29,805
Diluted	28,214		27,841	29,129		29,525	31,155

Net income attributable to GAMCO Investors,
Inc.’s shareholders per share:
Basic	$2.03		$0.89	$2.83		$2.52	$2.15
Diluted	$2.02		$0.89	$2.79		$2.49	$2.11

Actual shares outstanding at December 31st	27,605	(a)	27,746 (a)	28,446	(a)	28,241	29,543

Dividends declared	$2.13		$2.02	$1.12		$0.12	$0.09
 (a) Includes unvested RSAs of 360,100, 369,900 and 382,400 at December 31, 2009, 2008 and 2007, respectively.

	December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data (in thousands) (unaudited)
Total assets	$707,809	$697,634	$757,580	$837,231	$728,138
Long-term obligations	204,116	204,095	152,133	234,593	235,300
Other liabilities and noncontrolling interest	60,032	48,598	98,342	145,659	63,710
Total liabilities and noncontrolling interest	264,148	252,693	250,475	380,252	299,010
Total equity	$443,661	$444,941	$507,105	$456,979	$429,128
Dividends declared per share	$2.13	$2.02	$1.12	$0.12	$0.09

	December 31,
	2009	2008	2007	2006	2005

Assets Under Management (unaudited)
(at year end, in millions):
Mutual Funds	$14,806	$11,438	$16,797	$14,528	$13,282
Institutional & PWM Separate Accounts
Direct	9,338	6,883	10,732	10,332	9,634
Sub-advisory	1,897	1,585	2,584	2,340	2,832
Investment Partnerships	305	295	460	491	634
Total	$26,346	$20,201	$30,573	$27,691	$26,382

Note: Teton’s AUM at December 31, 2008, 2007, 2006 and 2005 were $450 million, $440 million, $411 million and $416 million, respectively, and have been excluded from the above table.

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

As of December 31, 2009, we had $26.3 billion of AUM.  We conduct our investment advisory business principally through: GAMCO (Institutional and Private Wealth Management), Funds Advisor (Mutual Funds) and GSI (Investment Partnerships).  We also act as an underwriter and are a distributor of our open-end mutual funds and provide institutional research services through Gabelli & Company, our broker-dealer subsidiary.

Overview

Consolidated Statements of Income

Investment advisory and incentive fees, which are based on the amount and composition of AUM in our Mutual Funds, Institutional and Private Wealth Management accounts and Investment Partnerships, represent our largest source of revenues.  In addition to the general level and trends of the stock market, growth in revenues depends on good investment performance, which influences the value of existing AUM as well as contributes to higher investment and lower redemption rates and facilitates the ability to attract additional investors while maintaining current fee levels.  Growth in AUM is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service.  Historically, we have depended primarily on direct distribution of our products and services but since 1995 have participated in Third-Party Distribution Programs, including NTF Programs.  A majority of our cash inflows to mutual fund products have come through these channels since 1998.  In recent years, we have been engaged to act as a sub-advisor for other much larger financial services companies with much larger sales distribution organizations.  A substantial portion of the cash flows into our Institutional and Private Wealth Management business has come through this channel.  These sub-advisory clients are subject to business combinations that may result in the termination of the relationship.  The loss of a sub-advisory relationship could have a significant impact on our financial results in the future.

Advisory fees from the open-end mutual funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets.  Advisory fees from Institutional and Private Wealth Management clients are generally computed quarterly based on account values as of the end of the preceding quarter.  Management fees from Investment Partnerships are computed either monthly or quarterly.  These revenues are highly correlated to the stock market and can vary in direct proportion to movements in the stock market and the level of sales compared with redemptions, financial market conditions and the fee structure for AUM.  Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

Revenues from Investment Partnerships also generally include an incentive allocation on the absolute gain in a portfolio or a fee of 20% of the economic profit, as defined in the partnership agreement.  We recognize revenue only when the measurement period has been completed and when the incentive fees have been earned.  We also receive fulcrum fees from certain Institutional and Private Wealth Management clients, which are based upon meeting or exceeding specific benchmark index or indices.  These fees are recognized at the end of the stipulated contract period for the respective account.  Management fees on assets attributable to a majority of the closed-end preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period.

Institutional research services revenues consist of brokerage commissions derived from securities transactions executed on an agency basis on behalf of mutual funds, institutional and private wealth management clients as well as investment banking revenue, which consists of underwriting profits, selling concessions and management fees associated with underwriting activities.  Commission revenues vary directly with account trading activity and new account generation.  Investment banking revenues are directly impacted by the overall market conditions, which affect the number of public offerings which may take place.

Distribution fees and other income primarily include distribution fee revenue earned in accordance with Rule 12b-1 (“12b-1”) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), along with sales charges and underwriting fees associated with the sale of the Mutual Funds plus other revenues.  Distribution fees fluctuate based on the level of AUM and the amount and type of Mutual Funds sold directly by Gabelli & Company or through various distribution channels.

Compensation costs include variable and fixed compensation and related expenses paid to officers, portfolio managers, sales, trading, research and all other professional staff.  Distribution costs include marketing, product distribution and promotion costs.  Management fee is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli or his designee for acting as CEO pursuant to his amended Employment Agreement so long as he is an executive of GBL and devoting the substantial majority of his working time to the business.  Other operating expenses includes general and administrative operating costs and clearing charges and fees for Gabelli & Company’s brokerage operation.

Other income and expenses include net gains and losses from investments (which includes both realized and unrealized gains and losses from trading securities), interest and dividend income, and interest expense.  Net gains and losses from investments is derived from our proprietary investment portfolio consisting of various public and private investments.

Net income (loss) attributable to noncontrolling interests represents the share of net income attributable to the minority stockholders, as reported on a separate company basis, of our consolidated majority-owned subsidiaries and net income attributable to third party limited partners of certain partnerships and offshore funds we consolidate.  Please refer to Notes D and E in our consolidated financial statements included elsewhere in this report.

Consolidated Statements of Financial Condition

We ended the 2009 year with approximately $640.7 million in cash and investments, which includes $1.5 million of cash and investments held by our consolidated investment partnerships.  Of this amount, $338.2 million were cash and cash equivalents, primarily our 100% U.S. Treasury Money Market Fund, $49.3 million was invested in common stocks, $62.3 million was invested in U.S. Treasury obligations, $62.6 million was invested in partnerships, $29.7 million in net receivable from brokers and $1.8 million in other types of investments.  This also included approximately $96.7 million of our available for sale securities, consisting of investments in The Gabelli Dividend & Income Trust, The Gabelli Global Deal Fund, and Westwood Holdings Group and various other Gabelli and GAMCO open-end mutual funds.  We had cash and investments in securities, net of debt and noncontrolling interest, of $15.75 per share on December 31, 2009 compared with $15.47 per share on December 31, 2008.  We caution that this metric, while correct from a mathematical point of view, is not always the same as investors would view cash-on-hand.

Our debt consisted of $99 million of 5.5% senior notes due May 2013, a $60 million 6.5% convertible note due October 2018 and a $40 million 6% convertible note due August 2011.

Equity, excluding noncontrolling interest, was $439.6 million or $15.93 per share on December 31, 2009 compared to $440.2 million or $15.86 per share on December 31, 2008.  The decrease in equity from the end of 2008 was principally related to the payment of dividends of $58.8 million and the purchase of treasury stock of $7.0 million during 2009 partially offset by a $60.1 million increase in total comprehensive income.

Our liquid balance sheet, coupled with an investment grade credit rating, provides us access to financial markets and the flexibility to opportunistically add operating resources to our firm, repurchase our stock and consider strategic initiatives.  As a result of a shelf registration statement which was filed with the SEC and became effective in August 2009, we have the ability to issue any combination of senior and subordinate debt securities, convertible debt securities and equity securities (common and/or preferred securities) up to a total amount of $400 million.

Our primary goal is to use our liquid resources to opportunistically and strategically convert our interest income to operating income.  While this goal is a priority, if opportunities are not present with what we consider a margin of safety, we will consider alternatives to return capital to our shareholders including stock repurchase and dividends.

Assets Under Management Highlights (unaudited)

We reported assets under management as follows (dollars in millions):

	Year Ended December 31,
						% Inc (Dec)
	2009	2008	2007	2006	2005	CAGR (a)	2009/2008
Equities:
Open-End	$8,476	$6,139	$9,345	$7,988	$7,483	2.2%	38.1%
Closed-End	4,609	3,792	6,341	5,806	5,075	1.2	21.5
Institutional & PWM direct	9,312	6,861	10,708	10,282	9,550	(1.2)	35.7
Institutional & PWM
sub-advisory	1,897	1,585	2,584	2,340	2,832	(12.5)	19.7
Investment Partnerships	305	295	460	491	634	(6.4)	3.4
Total Equities	24,599	18,672	29,438	26,907	25,574	(1.4)	31.7
Fixed Income:
Money-Market Fund	1,721	1,507	1,111	734	724	3.0	14.2
Institutional & PWM	26	22	24	50	84	(41.8)	18.2
Total Fixed Income	1,747	1,529	1,135	784	808	(1.4)	14.3
Total AUM	$26,346	$20,201	$30,573	$27,691	$26,382	(1.4)%	30.4%

Note: Teton’s AUM at December 31, 2008, 2007, 2006 and 2005 were $450 million, $440 million, $411 million and $416 million, respectively, and have been excluded from the above table.

(a) The % compound annual growth rate (“CAGR”) is computed for the five-year period January 1, 2005 through December 31, 2009.

Our net cash inflows or outflows by product line were as follows (in millions):

	Year Ended December 31,
(unaudited)	2009	2008	2007
Equities:
Mutual Funds	$461	$(652)	$836
Institutional & PWM direct	310	31	(448)
Institutional & PWM sub-advisory	(183)	136	(31)
Investment Partnerships	(25)	(144)	(53)
Total Equities	563	(629)	304
Fixed Income:
Money-Market Fund	210	377	331
Institutional & PWM	4	(3)	(28)
Total Fixed Income	214	374	303

Total Net Cash In (Out) Flows	$777	$(255)	$607

Note: Teton’s net cash flows for 2008 and 2007 were $133 million and ($7) million, respectively, and have been excluded from the above table.

Net inflows in 2009 totaled $777 million compared to net outflows of $255 million in 2008 and net inflows of $607 million in 2007.

Total net inflows from equities products were approximately $563 million in 2009, and net inflows from fixed income products were $214 million in 2009.

Our net appreciation and depreciation by product line were as follows (in millions):

	Year Ended December 31,
(unaudited)	2009	2008	2007
Equities:
Mutual Funds	$2,693	$(5,518)	$1,056
Institutional & PWM direct	2,141	(3,878)	874
Institutional & PWM sub-advisory	495	(720)	275
Investment Partnerships	35	(21)	22
Total Equities	5,364	(10,137)	2,227
Fixed Income:
Money-Market Fund	4	19	46
Institutional & PWM	-	1	2
Total Fixed Income	4	20	48

Total Net Appreciation/(Depreciation)	$5,368	$(10,117)	$2,275

Note: $415 million was reclassified from Equities: Institutional & PWM sub-advisory to Equities: Mutual Funds during 2008 for the purchase of the Gabelli Enterprise Mergers and Acquisition Fund advisory contract.  Teton’s net appreciation and depreciation for 2008 and 2007 was ($123) million and $38 million, respectively, and have been excluded from the above table.

AUM were $26.3 billion as of December 31, 2009, 30.2% above December 31, 2008 AUM of $20.2 billion.  Equity AUM were $24.6 billion on December 31, 2009, 31.6% above the $18.7 billion on December 31, 2008.

-	Our open-end equity fund AUM were $8.5 billion on December 31, 2009, 39.3% above the $6.1 billion on December 31, 2008.

-	Our closed-end equity funds had AUM of $4.6 billion on December 31, 2009, 21.1% above the $3.8 billion on December 31, 2008.

-	Our Institutional and Private Wealth Management business ended the year with $11.2 billion in separately managed accounts, 31.8% higher than the $8.5 billion on December 31, 2008.

-	AUM in The Gabelli U.S. Treasury Fund, our 100% U.S. Treasury money market fund, increased to $1.7 billion at December 31, 2009 from $1.5 billion on December 31, 2008.

-
We have the opportunity to earn incentive fees for certain institutional client assets, preferred issues for our closed-end funds, common shares of the Gabelli Global Deal Fund (NYSE: GDL) and investment partnership assets. As of December 31, 2009, assets with incentive fee opportunities were $2.8 billion, 7.7% higher than the $2.6 billion on December 31, 2008.

-	Our Investment Partnerships AUM were $305 million on December 31, 2009 versus $295 million on December 31, 2008.

Operating Results for the Year Ended December 31, 2009 as Compared to the Year Ended December 31, 2008

Revenues
Total revenues were $218.8 million in 2009, $26.2 million or 10.7% lower than the total revenues of $245.0 million in 2008.  The change in total revenues by revenue component was as follows (in millions):

	Year Ended December 31,		Increase (decrease)
(unaudited)	2009	2008	$	%
Investment advisory and incentive fees	$178.7	$204.3	$(25.6)	(12.5%)
Institutional research services	16.7	16.1	0.6	3.7
Distribution fees and other income	22.7	24.6	(1.9)	(7.7)
Total revenues	$218.1	$245.0	$(26.9)	(11.0%)

Investment Advisory and Incentive Fees:  Investment advisory and incentive fees, which comprised 81.9% of total revenues in 2009, are directly influenced by the level and mix of AUM.  At December 31, 2009, AUM were $26.3 billion, a 30.2% increase from prior year-end AUM of $20.2 billion.  Our equity AUM were $24.6 billion on December 31, 2009, or 31.6% higher, than the $18.7 billion on December 31, 2008.  We experienced increases in assets in open-end and closed-end funds of $3.4 billion, in Institutional and Private Wealth Management accounts of $2.8 billion and in our investment partnerships of $10 million.  Our fixed income assets increased 13.3% to $1.7 billion at year-end 2009 from $1.5 billion at the end of 2008.  The primary driver in this increase were net inflows of $214 million.

Mutual fund revenues decreased $13.1 million or 10.1%, driven by lower average AUM.  Revenue from open-end funds decreased $15.7 million or 17.7% from the prior year as average AUM in 2009 declined $1.4 billion to $7.3 billion from the $8.7 billion in 2008.  Closed-end fund revenues increased $2.6 million, or 6.4%, from the prior year to $43.1 million.  The increase was primarily attributable to the fulcrum fee revenue on the majority of the preferred shares AUM in 2009 of $14.6 million as compared to none in 2008 and offset partially due to lower average AUM in 2009 as compared to 2008.  Revenue from Institutional and Private Wealth Management accounts, which are generally billed on beginning quarter AUM, decreased $14.5 million, or 20.1%, principally due to lower billable asset levels, and partially offset by an increase in fulcrum fees earned on certain accounts.  In 2009, average assets in our equity Institutional and Private Wealth Management business decreased $2.0 billion or 17.9% for the year to $9.2 billion.

Total advisory fees from Investment Partnerships increased to $4.7 million in 2009 from $2.7 million in 2008.  Incentive allocations and fees from investment partnerships, which generally represent 20% of the economic profit, increased to $2.7 million in 2009 compared to $34,000 in 2008 while management fees were $2.0 million in 2009 down from $2.7 million in 2008.

Institutional Research Services:  Institutional research services revenues in 2009 were $16.7 million, a $0.6 million or 3.7% increase from $16.1 million in 2008.  Institutional research services revenues derived from transactions on behalf of our Mutual Funds and Institutional and Private Wealth Management clients totaled $12.8 million, or approximately 77% of total institutional research services revenues in 2009.

Distribution Fees and Other Income: Distribution fees and other income decreased 7.7%, or $1.9 million, to $22.7 million in 2009 from 2008.  The decrease was primarily due to lower distribution fees of $20.8 million in 2009 versus $23.8 million for the prior year, principally as a result of decreased average AUM in our open-end equity mutual funds of 15.4%.

Expenses
Compensation: Our business model from inception in 1977 is to try to payout approximately 40% of revenues to portfolio managers and sales people.  Total compensation costs, which are largely variable in nature, decreased approximately $9.9 million, or 9.6%, to $92.9 million in 2009 from $102.8 million in 2008.  Variable compensation costs decreased $9.8 million to $61.5 million in 2009 from $71.3 million in 2008 and as a percent of revenues to 28.2% in 2009 compared to 29.1% in 2008.  The variable compensation is driven by revenue levels which declined in 2009 from 2008.  Fixed compensation costs declined slightly to $31.4 million in 2009 from $31.5 million in 2008.

Management Fee: Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli (or his designee) for acting as CEO pursuant to his amended Employment Agreement so long as he is an executive of GBL and devoting the substantial majority of his working time to the business.  In accordance with his amended employment agreement, Mr. Gabelli chose to allocate $4.0 million of his management fee to certain other employees of the Company in 2009.  In 2009 management fee expense increased 139.0% to $9.8 million versus $4.1 million in 2008.

Distribution Costs: Distribution costs, which include marketing, promotion and distribution costs decreased $0.8 million to $24.3 million from $25.1 million, or 3.2%, in 2009 from the 2008 period.

Other Operating Expenses: Our other operating expenses were $18.9 million in 2009 compared to $28.0 million in 2008.  The largest contributors to the decline were reductions in clearing charges of $2.0 million, administrative fees of $1.1 million, legal expenses of $1.0 million and accounting of $0.7 million.  Also, included in 2008 was a write down of an intangible asset of $1.5 million related to an advisory contract.

Other Income and Expense
Total other income (expense) (which represents primarily investment income from our proprietary investments), net of interest expense, was $15.7 million for the year ended December 31, 2009 compared to a loss of $48.6 million in 2008.

Net gain/(loss) from investments was income of $25.6 million in 2009 as compared to a loss of $52.3 million in 2008.  2008 included an impairment charge of $17.4 million from losses on available for sale securities deemed from an accounting point of view to be other than temporary.

Interest and dividend income was $3.4 million in 2009 compared to $13.1 million in 2008.  Dividend income was lower by $3.1 million as a result of more distributions being classified as return of capital as opposed to income on our investments.  Interest income was lower by $6.6 million due to lower interest rates on our cash and cash equivalent holdings.

Interest expense increased $3.9 million to $13.3 million in 2009, from $9.4 million in 2008.  The increase was primarily due to the issuance of the $60 million convertible note during October 2008.

Income Taxes
The effective tax rate was 36.1% for the year ended December 31, 2009, versus 33.8% for the year ended December 31, 2008.  The increase was primarily the result of revisions to uncertain tax position accruals in the prior year and lower dividend received deductions in the current year.

Noncontrolling interest
Noncontrolling interest was an expense of $0.6 million in 2009 compared to an income of $0.8 million in 2008.  The increase was primarily due to gains at our 93%-owned subsidiary, GSI in 2009 as compared to losses in 2008.

Net Income
Net income for 2009 was $55.5 million or $2.02 per fully diluted share versus $24.9 million or $0.89 per fully diluted share for 2008.

Operating Margin
For the full year ended December 31, 2009, the operating margin before management fee was 37.6% versus 36.4% in the prior year.  Operating margin after management fee was 33.1% for the full year ended December 31, 2009 compared to 34.7% in the prior year because of the impact of the other income (expense) on the management fee.

Shareholder Compensation and Initiatives
During 2009, we returned $65.8 million of our earnings to shareholders through dividends and our stock repurchases.  We returned $2.13 per share in dividends ($58.8 million) to our common shareholders in 2009, which included four quarterly dividends of $0.03 per share on March 31, 2009, June 30, 2009, September 29, 2009, and December 29, 2009 to all shareholders of record on March 17, 2009, June 16, 2009, September 15, 2009, and December 15, 2009, respectively.  We also paid a special dividend of $2.00 per share to all of our shareholders, on December 15, 2009 to shareholders of record on December 1, 2009.  Additionally, we distributed the shares of Teton that the Company owned on March 20, 2009 to shareholders of record on March 10, 2009 that had a value of approximately $0.01 per GBL share.  During 2008, we returned $95.6 million of our earnings to shareholders through dividends and our stock repurchases.  We returned $2.02 per share in dividends ($56.2 million) to our common shareholders in 2008, which included four quarterly dividends of $0.03 per share on March 28, 2008, June 27, 2008, September 30, 2008, and December 30, 2008, to all shareholders of record on March 14, 2008, June 13, 2008, September 16, 2008, and December 16, 2008, respectively.  We also paid special dividends of $1.00 per share to all of our shareholders, on September 16, 2008 to shareholders of record on September 2, 2008 and $0.90 per share to all of our shareholders, on December 23, 2008 to shareholders of record on December 9, 2008.  Through our stock buyback program, we repurchased 156,500 and 896,525 shares in 2009 and 2008, respectively, for a total of approximately $7.0 million and $39.4 million, respectively or $44.91 and $43.93 per share, respectively.  Approximately 708,000 shares remain authorized under our stock buyback program on December 31, 2009.

Weighted average shares outstanding on a diluted basis in 2009 were 28.2 million and included 754,717 shares from the assumed conversion of the 6% convertible note but did not include any shares from the assumed conversion of the 6.5% convertible note for the full year 2009, under the applicable accounting methodology used to compute dilution, the 6.5% convertible note was anti-dilutive.  The full number of shares which may be issued upon conversion of the 6.5% convertible note is 896,995.  During 2009, we issued 25,425 shares from the exercise of stock options and 15,000 RSAs.  RSAs affect weighted average shares for diluted earnings per share but not for basic earnings per share.  See Note I to the financial statements for details.

At December 31, 2009, we had 144,750 options outstanding to purchase our class A common stock and 360,100 RSAs which were granted under our Stock Award and Incentive Plans (the “Plans”).  The allocation of the options and RSAs was recommended by the Company's Chairman who did not receive options or an RSA award.

Operating Results for the Year Ended December 31, 2008 as Compared to the Year Ended December 31, 2007

Revenues
Total revenues were $245.0 million in 2008, $47.4 million or 16.2% lower than the total revenues of $292.4 million in 2007.  The change in total revenues by revenue component was as follows (in millions):

	Year Ended December 31,		Increase (decrease)
(unaudited)	2008	2007	$	%
Investment advisory and incentive fees	$204.3	$250.4	$(46.1)	(18.4%)
Institutional research services	16.1	15.7	0.4	2.5
Distribution fees and other income	24.6	26.3	(1.7)	(6.5)
Total revenues	$245.0	$292.4	$(47.4)	(16.2%)

Investment Advisory and Incentive Fees:  Investment advisory and incentive fees, which comprised 83.4% of total revenues in 2008, are directly influenced by the level and mix of AUM.  At December 31, 2008 AUM were $20.7 billion, a 33.4% decrease from prior year-end AUM of $31.0 billion.  Our equity AUM were $19.1 billion on December 31, 2008 versus $29.9 billion on December 31, 2007.  We experienced decreases in open-end and closed-end fund assets of $5.7 billion, in Institutional and Private Wealth Management assets of $4.8 billion and in our investment partnerships of $165 million.  Our fixed income assets increased 34.6% to $1.5 billion at year-end 2008 from $1.1 billion at the end of 2007.  The primary driver in this increase were net inflows of $369 million.

Mutual fund revenues decreased $25.4 million or 16.4%, driven by lower average AUM.  Revenue from open-end funds decreased $5.3 million or 5.6% from the prior year as average AUM in 2008 declined $0.7 billion to $8.7 billion from the $9.4 billion in 2007.  Closed-end fund revenues decreased $20.1 million, or 33.2%, from the prior year to $40.5 million.  The decrease was attributable to both lower average AUM and the lack of fulcrum fee revenue on the majority of the preferred shares AUM in 2008 as compared to the $10.1 million recognized in 2007.  Revenue from our Institutional and Private Wealth Management business decreased $16.4 million, or 18.5%, principally due to lower average asset levels and a decrease in fulcrum fees earned on certain accounts.  Assets in our equity Institutional and Private Wealth Management assets decreased $4.8 billion or 36.5% for the year to $8.4 billion.

Total advisory fees from Investment Partnerships fell to $2.7 million in 2008 from $7.2 million in 2007.  Incentive allocations and fees from investment partnerships, which generally represent 20% of the economic profit, decreased to $0.1 million in 2008 compared to $3.5 million in 2007 while management fees were $2.7 million in 2008 from $3.7 million in 2007.

Institutional Research Services:  Institutional research services revenues in 2008 were $16.1 million, a $0.4 million or 2.5% increase from $15.7 million in 2007.  Institutional research services revenues derived from transactions on behalf of our Mutual Funds and Institutional and Private Wealth Management clients totaled $11.3 million, or approximately 70% of total institutional research services revenues in 2008.

Distribution Fees and Other Income: Distribution fees and other income decreased 6.3%, or $1.7 million, to $24.6 million in 2008 from 2007.  The decrease was primarily due to lower distribution fees of $23.8 million in 2008 versus $25.0 million for the prior year, principally as a result of decreased average AUM in our open-end equity mutual funds of 7.2%.

Expenses
Compensation: Our business model from inception in 1977 is to try to payout approximately 40% of revenues to portfolio managers and sales people.  Compensation costs, which are largely variable in nature, decreased approximately $17.2 million, or 14.3%, to $102.8 million in 2008 from $120.0 million in 2007.  Our variable compensation costs decreased $17.9 million to $71.3 million in 2008 from $89.2 million in 2007 and decreased, as a percent of revenues, to 29.1% in 2008 compared to 30.5% in 2007.  The variable compensation is driven by revenue levels which declined in 2008 from 2007.  Fixed compensation costs rose approximately $0.7 million to $31.5 million in 2008 from $30.8 million in 2007 principally due to increases in stock based compensation expense of $4.4 million due to the December 2007 RSA issuance, partially offset by reduced salaries, bonus and payroll tax expense of $3.7 million.

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

Other Operating Expenses: Our other operating expenses were $28.0 million in 2008 compared to $26.2 million in 2007.  Included in 2008 was a write down of an intangible asset of $1.5 million related to an investment advisory contract acquired during 2008.  Additionally, during 2008 and 2007, we received reimbursements from our insurance carrier for previously expensed legal costs of $1.2 million and $3.8 million, respectively.

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

Interest expense decreased $2.6 million to $9.4 million in 2008, from $12.0 million in 2007.  The decrease is primarily to lower margin interest of $1.9 million.

Income Taxes
The effective tax rate was 34.1% for the year ended December 31, 2008, versus 38.2% for the year ended December 31, 2007.  The decrease was primarily the result of revisions to uncertain tax position accruals.

Noncontrolling interest
Noncontrolling interest was a negative expense of $0.8 million in 2008 compared to an expense of $0.7 million in 2007.  The decrease was primarily due to the loss at our 92%-owned subsidiary, GSI.

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

Shareholder Compensation and Initiatives
During 2008, we returned $95.6 million of our earnings to shareholders through dividends and our stock repurchases.  We returned $2.02 per share in dividends ($56.2 million) to our common shareholders in 2008, which included four quarterly dividends of $0.03 per share on March 28, 2008, June 27, 2008, September 30, 2008, and December 30, 2008, to all shareholders of record on March 14, 2008, June 13, 2008, September 16, 2008, and December 16, 2008, respectively.  We also paid special dividends of $1.00 per share to all of our shareholders, on September 16, 2008 to shareholders of record on September 2, 2008 and $0.90 per share to all of our shareholders, on December 23, 2008 to shareholders of record on December 9, 2008.  During 2007, we returned $40.2 million of our earnings to shareholders through dividends and our stock repurchases.  We returned $1.12 per share in dividends ($31.5 million) to our common shareholders in 2007, which included four quarterly dividends of $0.03 per share on March 28, 2007, June 28, 2007, September 28, 2007, and December 28, 2007, to all shareholders of record on March 15, 2007, June 15, 2007, September 14, 2007, and December 14, 2007, respectively.  We also paid a special dividend of $1.00 per share to all of our shareholders, on July 30, 2007 to shareholders of record on July 23, 2007.  Through our stock buyback program, we repurchased approximately 896,525 and 186,400 shares in 2008 and 2007, respectively, for a total investment of approximately $39.4 million and $8.7 million, respectively, or $43.93 and $46.45 per share, respectively.  There remained approximately 865,000 shares authorized under our stock buyback program on December 31, 2008.

Weighted average shares outstanding on a diluted basis in 2008 were 27.8 million and did not include any shares from the assumed conversion of our 6% convertible note or the 6.5% convertible note for the full year 2008, as under the applicable accounting methodology used to compute dilution, the convertible notes were anti-dilutive.  The full number of shares which may be issued upon conversion of these notes was approximately 1.6 million.  During 2008, we issued 19,750 shares from the exercise of stock options and 25,000 RSAs.  RSAs affect weighted average shares for diluted earnings per share but not for basic earnings per share.  See Note I to the financial statements for details.

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

Summary cash flow data is as follows:

	Year Ended December 31,
	2009	2008	2007
(unaudited)	(in thousands)
Cash flows provided by (used in):
Operating activities	$131,793	$183,443	$175,361
Investing activities	(55,250)	16,631	(21,181)
Financing activities	(69,531)	(36,312)	(123,988)
(Decrease) increase in cash and cash equivalents	7,012	163,762	30,192
Cash and cash equivalents at beginning of year	331,174	168,319	138,113
Net increase in cash from consolidated partnerships and offshore funds	-	(609)	-
Effect of exchange rates on cash and cash equivalents	84	(298)	14
Cash and cash equivalents at end of year	$338,270	$331,174	$168,319

Cash and liquidity requirements have historically been met through cash generated by operating income and our borrowing capacity.  At December 31, 2009, we had cash and cash equivalents of $338.3 million, an increase of $7.1 million from the prior year-end primarily due to the Company’s operating activities.

Net cash provided by operating activities was $131.8 million for the year ended December 31, 2009.  The most significant contributors to the lower cash provided by operating activities for 2009 as compared to 2008 were the increase in investment advisory fees receivable and increase in receivable from brokers.  Net cash provided by operating activities was $183.4 million for the year ended December 31, 2008.  The most significant contributors to the higher cash provided by operating activities for 2008 as compared to 2007 were the reduction of investment advisory fees receivable and reduction of investments in partnerships and affiliates.

Net cash used in investing activities of $55.3 million in 2009 is due to increase in restricted cash of $55.1 million as the collateral underlying the Cascade escrow account during 2009 has been invested in treasury bills with maturities of three month or less and are classified as cash and cash equivalents while during 2008 the collateral was invested in treasury bills with maturities of greater than three months and considered investments in securities.  Additionally, there were purchases of available for sale securities of $8.2 million and proceeds from sales of available for sale securities of $8.0 million.  Net cash provided by investing activities of $16.6 million in 2008 is due to proceeds from sales of available for sale securities of $20.6 million, partially offset by purchases of available for sale securities of $1.8 million and the increase in restricted cash of $2.2 million.

Net cash used in financing activities of $69.5 million in 2009 principally resulted from the repurchase of our class A common stock under the Stock Repurchase Program of $7.0 million and dividends paid of $58.8 million.  Net cash used in financing activities of $36.3 million in 2008 principally resulted from the repurchase of our class A common stock under the Stock Repurchase Program of $39.4 million and dividends paid of $56.2 million, partially offset by the $60 million issuance of the 6.5% convertible note to Cascade.

Under the terms of the Rye office lease, we are obligated to make minimum total payments of $15.1 million through December 2023.

We continue to maintain our investment grade ratings which we have received from two ratings agencies, Moody’s Investors Services and Standard and Poor’s Ratings Services.  We believe that our ability to maintain our investment grade ratings will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs.  As of December 31, 2009 we have debt outstanding of $99 million of 5.5% senior notes due May 15, 2013, $40 million of 6% convertible notes due August 14, 2011 and $60 million of a 6.5% convertible note due October 2, 2018.  In addition to the $400.5 million in cash and cash equivalents at December 31, 2009, we also had $240.2 million in investments in securities, investments in partnerships and receivable from brokers, net of securities sold not yet purchased and payables to brokers.  On a per share basis at December 31, 2009 we had $15.75 in cash and investments, net of debt and noncontrolling interest.

Gabelli & Company is registered with the SEC as a broker-dealer and is regulated by FINRA. As such, it is subject to the minimum net capital requirements promulgated by the SEC.  Gabelli & Company Inc.'s (“Gabelli & Company”) net capital has historically exceeded these minimum requirements.  Gabelli & Company computes its net capital under the alternative method permitted by the SEC, which requires minimum net capital of $250,000.  As of December 31, 2009 and 2008, Gabelli & Company had net capital, as defined, of approximately $18.8 million and $18.2 million, respectively, exceeding the regulatory requirement by approximately $18.6 million and $18.0 million, respectively. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

Our subsidiary, GAMCO Asset Management (UK) Limited is a registered member of the Financial Services Authority.  In connection with this registration in the United Kingdom, we have a minimum Liquid Capital Requirement of £267,000, ($425,000 at December 31, 2009) and an Own Funds Requirement of €50,000 ($72,000 at December 31, 2009).  We have consistently met or exceeded these minimum requirements.

Market Risk

Our primary market risk exposure is to changes in equity prices and interest rates.  Since over 93% of our AUM are equities, our financial results are subject to equity-market risk as revenues from our money management services are directly correlated to changes in the stock market and are sensitive to other stock market dynamics.  In addition, returns from our proprietary investment portfolio are exposed to interest rate and equity market risk.

Equity Price Risk

With respect to our proprietary investment activities, included in investments in securities of $157.4 million and $226.5 million at December 31, 2009 and 2008, respectively, were investments in United States Treasury Bills and Notes of $0 million and $60.9 million, respectively, mutual funds, largely invested in equity products, of $63.7 million and $47.3 million, respectively, a selection of common and preferred stocks totaling $93.1 million and $112.4 million, respectively, and other investments of approximately $0.6 million and $5.9 million, respectively.  Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $93.1 million and $112.4 million, invested in common and preferred stocks at December 31, 2009 and 2008, respectively, $34.3 million and $29.7 million, respectively, was related to our investment in Westwood Holdings Group Inc., and $24.6 million and $58.4 million, respectively, was invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At December 31, 2009 and 2008, the fair value of securities sold, not yet purchased was $9.6 million and $1.7 million, respectively.  Investments in partnerships and affiliates totaled $62.7 million and $60.7 million at December 31, 2009 and 2008, respectively, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.  These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of December 31, 2009.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At December 31, 2009:
Equity price sensitive investments, at fair value	$206,978	$186,280	$227,676
At December 31, 2008:
Equity price sensitive investments, at fair value	$212,826	$191,544	$234,109

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

Investment advisory fees for mutual funds are based on average daily or weekly asset values.  Advisory fees earned on Institutional and Private Wealth Management assets, for any given quarter, are generally determined based on asset values at the beginning of a quarter.  Any significant increases or decreases in market value of assets managed which occur during a quarter will result in a relative increase or decrease in revenues for the following quarter.

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

Commitments and Contingencies

We are obligated to make future payments under various contracts such as debt agreements and capital and operating lease agreements.  The following table sets forth our significant contractual cash obligations as of December 31, 2009 (in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter
Contractual Obligations:
5.5% Senior notes	$99,000	$-	$-	$-	$99,000	$-	$-
Interest on 5.5% Senior notes	18,831	5,445	5,445	5,445	2,496	-	-
6% Convertible note	40,000	-	40,000	-	-	-	-
Interest on 6% Convertible note	4,100	2,400	1,700	-	-	-	-
6.5% Convertible note	60,000	-	-	-	-	-	60,000
Interest on 6.5% Convertible note	34,125	3,900	3,900	3,900	3,900	3,900	14,625
Capital lease obligations	15,129	1,089	1,080	1,080	1,080	1,080	9,720
Non-cancelable operating
lease obligations	921	605	229	61	26	-	-
Total	$272,106	$13,439	$52,354	$10,486	$106,502	$4,980	$84,345

In June 2006, GBL and Cascade agreed to amend the terms of the 6% Convertible Note due August 14, 2011 (“2011 Note”).  Effective September 15, 2006, the rate on the 2011 Note increased from 5% to 6% while the conversion price was raised to $53 per share from $52 per share.  In addition, the exercise date of Cascade’s put option was extended to May 15, 2007, the expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving GBL the right to redeem the 2011 Note at 101% of its principal amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions.  On April 18, 2007, the Company and Cascade amended the terms of the 2011 Note, to extend the exercise date for Cascade’s put option from May 15, 2007 to December 17, 2007 and to extend the expiration date of the related letter of credit to December 24, 2007.  The put option expired on December 17, 2007, the related letter of credit expired on December 24, 2007, and the collateral securing the letter of credit was released and became unrestricted company assets as of that date.  On January 3, 2008, GBL filed a Form S-3 to register the resale of shares of GBL by Cascade.  On January 22, 2008, Cascade elected to convert $10 million of the 2011 Note into 188,697 GBL shares. Cascade requested that the remaining $40 million face value of notes be segregated into eight notes each with a face value of $5 million. On October 2, 2008, GBL privately placed the 2018 Note with Cascade.  The 2018 Note bears interest at a rate of 6.5% per annum and is convertible into shares of the Company's class A common stock at an initial conversion price of $70 per share.  The terms of the 2018 Note call for adjusting the conversion price upon certain circumstances, including the payment of dividends in excess of $1.12 in any twelve month period.  With the payment of the $2.00 dividend on December 15, 2009, the conversion price of the 2018 Note was changed to $66.89.  In connection with the issuance of the 2018 Note, the Company has set up an escrow account with an initial sum of $61.95 million, and is disclosed as restricted assets on the Statements of Financial Condition.  The Company is required to repurchase the 2018 Note at the request of the holder on specified dates and after certain circumstances involving a Change of Control or Fundamental Change as defined in the note purchase agreement.  On the contractual obligations table above, both the 2011 Note and 2018 Note are assumed to be outstanding until their respective maturity dates.

The capital lease contains an escalation clause tied to the change in the New York Metropolitan Area Consumer Price Index which may cause the future minimum payments to exceed $1,080,000 annually.  Any increases to the base rental will be accounted for prospectively.

Off-Balance Sheet Arrangements

We are the General Partner or co-General Partner of various limited partnerships whose underlying assets consist primarily of marketable securities.

Our income from these limited partnerships consists of our share of the management fees and the 20% incentive allocation from the limited partners.  We also receive our pro-rata return on any investment made in the limited partnership.  We earned management fees of $1.5 million, $1.7 million and $2.0 million in 2009, 2008 and 2007, respectively, and incentive fees of $1.8 million, $0.1 million and $1.5 million in 2009, 2008 and 2007, respectively.  Our pro-rata gain on investments in these limited partnerships totaled $1.3 million and $0.5 million in 2009 and 2007, respectively, as compared to a pro-rata loss of $0.9 million in 2008.

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

We believe the critical assumptions and estimates are those applied to revenue recognition, the accounting for and valuation of investments in securities, partnerships, and offshore funds, goodwill and other long-lived intangibles, income taxes, and stock based compensation accounting.

Major Revenue-Generating Services and Revenue Recognition

The Company’s revenues are derived primarily from investment advisory and incentive fees, commissions and distribution fees.

Investment advisory and incentive fees are directly influenced by the level and mix of AUM as fees are derived from a contractually-determined percentage of AUM for each account as well as fulcrum fees earned on certain accounts.  Advisory fees from the open-end mutual funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable in the consolidated statements of financial condition.  Advisory fees from Institutional and Private Wealth Management clients are generally computed quarterly based on account values as of the end of the preceding quarter, and amounts receivable are included in investment advisory fees receivable in the consolidated statements of financial condition.  Management fees from Investment Partnerships are computed either monthly or quarterly, and amounts receivable are included in other receivables from affiliates in the consolidated statements of financial condition.  The Company derives approximately 82% of its total revenues from advisory and management fees.  These revenues vary depending upon the level of sales compared with redemptions, financial market conditions and the fee structure for AUM.  Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

Revenues from Investment Partnerships also generally include an incentive allocation or a fee of 20% of the economic profit.  The incentive allocation or fee is generally based on the absolute gain in a portfolio and is recognized at the end of the measurement period, and amounts receivable are included in other receivables from affiliates in the consolidated statements of financial condition.  There were $2.7 and $0.1 million in incentive allocations or fees receivable as of December 31, 2009 and 2008, respectively.  The Company also receives fulcrum fees from certain institutional Institutional and Private Wealth Management, which are based upon meeting or exceeding specific benchmark index or indices.  These fees are recognized at the end of the stipulated contract period for the respective account, and receivables due from fulcrum fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition.  There was $3.1 and $0.7 million in fulcrum fees receivable as of December 31, 2009 and 2008, respectively.  Management fees on a majority of the closed-end preferred shares are received at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period.  Receivables due on management fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $8.7 million in management fees receivable on closed-end preferred shares as of December 31, 2009.  There were no fees earned in 2008 and therefore none receivable as of December 31, 2008.  For the Gabelli Global Deal Fund, there is a performance fee earned as of the end of the calendar year if the total return of the fund is in excess of the T-Bill Index total return.  This fee is recognized at the end of the measurement period.  Receivables due on performance fees on closed-end shares are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $5.9 million in performance fees receivable on closed-end shares as of December 31, 2009.

Gabelli & Company, Inc., a subsidiary of GBL, generates institutional research services revenues and related clearing charges on a trade-date basis from securities transactions executed on an agency basis on behalf of institutional clients and mutual funds, private wealth management clients and retail customers of affiliate companies.  It is also involved in syndicated underwriting activities.  It participates in syndicated underwritings of public equity and debt offerings managed by major investment banks.  It provides institutional investors and investment partnerships with investment ideas on numerous industries and special situations, with a particular focus on small-cap and mid-cap companies.

Distribution fees revenues are derived primarily from the distribution of Gabelli and GAMCO mutual funds (“Funds”) advised by a subsidiary of GBL, Gabelli Funds, LLC, and Teton Advisors, Inc.  Another GBL subsidiary, Gabelli & Company, distributes our open-end Funds pursuant to distribution agreements with each Fund.  Under each distribution agreement with an open-end Fund, Gabelli & Company offers and sells such open-end Fund shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of Third-Party Distribution Programs, financial intermediaries and Gabelli & Company’s sales personnel.  Gabelli & Company receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 of the Investment Company Act.  Gabelli & Company is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back-end sales charge.

Under the distribution plans, the open-end Class AAA shares of the Funds (except The Gabelli U.S. Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund) and the Class A shares of various Funds pay Gabelli & Company a distribution or service fee of .25% per year (except the Class A shares of the Westwood Funds which pay .50% per year) on the average daily net assets of the fund.  Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%.  Gabelli & Company’s distribution agreements with the Funds may continue in effect from year to year only if specifically approved at least annually by (i) the Fund's Board of Directors or Trustees or (ii) the Fund's shareholders and, in either case, the vote of a majority of the Fund's directors or trustees who are not parties to the agreement or “interested persons” of any such party, within the meaning of the Investment Company Act.  Each Fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days' written notice by (i) a vote of the majority of its directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Fund.  Each distribution agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act.  Gabelli & Company may terminate a distribution agreement without penalty upon 60 days' written notice.

Distribution fees from the open-end mutual funds are computed daily based on average net assets.  The amounts receivable for distribution fees are included in other receivables from affiliates on the consolidated statements of financial condition.

Finally, GBL also has investment income or loss generated from its proprietary trading activities.

GBL’s principal market is in the United States.  In 2007, the GBL opened a research office in Shanghai, China and another in Hong Kong in 2009 and will continue to evaluate adding additional research offices throughout the world.

Investments in Securities Transactions and Other Than Temporary Impairment

Investments in securities are accounted for as either “trading securities” or “available for sale” and are stated at fair value.  Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designations as of each balance sheet date.  U.S. Treasury Bills and Notes with maturities of greater than three months at the time of purchase are considered investments in securities.  Securities that are not readily marketable are stated at their estimated fair values as determined in accordance with Generally Accepted Accounting Principles (“GAAP”).  A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses reported in current period earnings in net gain/(loss) from investments in the consolidated statements of income.  Available for sale investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of equity except for losses deemed to be other than temporary which are recorded as realized losses in the consolidated statements of income.  Securities transactions and any related gains and losses are recorded on a trade date basis.  Realized gains and losses from securities transactions are recorded on the specific identified cost basis and are included in net gain/(loss) from investments

Available for sale securities are tested for other than temporary impairments each reporting period and any impairment charges are recorded in net gain/(loss) from investments in the statement of income.  Management reviews all available for sale securities whose cost exceeds their market value to determine if the impairment is other than temporary.  Management uses qualitative factors such as diversification of the investment, the amount of time that the investment has been impaired and the severity of the decline in determining whether the impairment is other than temporary.

Securities sold, but not yet purchased are recorded at trade date, and are stated at fair value and represent obligations of GBL to purchase the securities at prevailing market prices.  Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amounts recorded on the consolidated statements of financial condition.  The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the sales commitments.  Realized gains and losses from covers of securities sold, not yet purchased transactions are included in net gain/(loss) from investments.

Investments in Partnerships and Affiliates

The equity method of accounting is used for investments in non-controlled entities in which the Company’s ownership ranges from 20 to 50%, or in instances in which the Company is able to exercise significant influence but not control.  The Company consolidates all investments in partnerships and affiliates in which the Company’s ownership exceeds 50% or where the Company has control.  In addition, the Company consolidates any variable interest entity (“VIE”) for which the Company is considered the primary beneficiary.  The Company records non-controlling interests in consolidated subsidiaries for which the Company’s ownership is less than 100%.  All intercompany accounts and transactions have been eliminated.  The Company’s share in net earnings or losses of these partnerships and affiliated entities was reflected in income as earned and are included in net gain/(loss) from investments.  Capital contributions were recorded as an increase in investments when paid and distributions received were reductions of the investments.  Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the voting rights of the equity investors are not proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected residual returns of the entity.  The Company evaluates whether entities in which it has an interest are VIEs and whether the Company qualifies as the primary beneficiary of any VIEs identified in its analysis.

In 2007, eight entities (six investment partnerships and two offshore funds) are consolidated as a result of applying consolidation guidance.  In 2008, eight entities, seven of the eight entities as in 2007 and one other investment partnership, are consolidated as a result of applying the consolidation guidance.  In 2009, six entities, the same as in 2008 less two investment partnership that ceased operations during 2009, are consolidated.  These entities have been consolidated within our consolidated financial statements for the years ended December 31, 2009, 2008 and 2007 and will continue to be consolidated in future periods as long as we continue to maintain a direct or indirect controlling financial interest.

Goodwill and Identifiable Intangible Asset

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed.  Goodwill and identifiable intangible assets are tested for impairment at least annually on November 30th and whenever certain triggering events are met.  In assessing the recoverability of goodwill and identifiable intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets.

At November 30, 2009 and November 30, 2008, management conducted its annual assessments and assessed the recoverability of goodwill and determined that there was no impairment of goodwill on GBL’s consolidated financial statements.

There was an impairment charge of $56,000 recorded for the year ended December 31, 2007 as a result of the voluntary deregistration of an inactive broker dealer subsidiary.

At November 30, 2008, management conducted its annual assessments of the recoverability of its identifiable intangible asset, the Gabelli Enterprise Mergers and Acquisition Fund advisory contract, which was acquired during 2008, and determined that it was impaired due to the decline in AUM in the fund since it was acquired.  As a result of this assessment, an impairment charge of approximately $1.5 million was recorded for the year ended December 31, 2008.  At November 30, 2009, management conducted its annual assessment and determined that there was no further impairment of the remaining identifiable intangible asset.

Income Taxes

Income tax expense is based on pre-tax financial accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions.  The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by GAAP.  Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or concluded.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Stock Based Compensation

The Company has granted RSAs and stock options which were recommended by the Company’s Chairman, who did not receive an RSA or option award, and approved by the Compensation Committee of the Company’s Board of Directors.  We use a fair value based method of accounting for stock-based compensation provided to our employees.  The estimated fair value of RSAs is determined by using the closing price of our class A common stock on the grant date.  The total expense, which is reduced by estimated forfeitures, is recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  The forfeiture rate is determined by reviewing historical forfeiture rates for previous stock-based compensation grants and is reviewed and updated quarterly, if necessary.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs are charged to retained earnings on the declaration date.

The estimated fair value of option awards is determined using the Black Scholes option-pricing model.  This sophisticated model utilizes a number of assumptions in arriving at its results, including the estimated life of the option, the risk free interest rate at the date of grant and the volatility of the underlying common stock.  There may be other factors, which have not been considered, which may have an effect on the value of the options as well.  The effects of changing any of the assumptions or factors employed by the Black Scholes model may result in a significantly different valuation for the options.  The total expense, which is reduced by estimated forfeitures, is recognized over the vesting period for these awards which is 75% over three years from the date of grant and 25% after four years from date of grant.  The forfeiture rate is determined by reviewing historical forfeiture rates for previous stock-based compensation grants and is reviewed and updated quarterly, if necessary.

Recent Accounting Developments

In December 2007 the FASB issued guidance to improve the relevance, comparability, and transparency of the financial information that a reporting entity with minority interests provides in its consolidated financial statements.  This guidance did not change the consolidation purpose or consolidation policy or the requirement that a parent consolidate all entities in which it has a controlling financial interest.  The guidance did, however, amend certain consolidation procedures to make them consistent with other guidance.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted this statement on January 1, 2009.  The impact of adopting this guidance to the Company’s consolidated financial statements required a change in the presentation on the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  In accordance with this pronouncement as well as with previous FASB guidance, GAMCO now discloses noncontrolling interests, formerly referred to as minority interest, in three different line items in the consolidated statements of financial condition, depending on their characteristics.  Noncontrolling interests that are mandatorily redeemable upon a certain date or event occurring are classified as liabilities.  Noncontrolling interests that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section between liabilities and equity.  All other noncontrolling interests are classified as equity and are presented within the equity section, separately from GAMCO Investors, Inc.’s portion of equity.  This guidance also required prior periods to be recast in the same manner.

In March 2008, the FASB issued guidance to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company adopted this guidance on January 1, 2009. This guidance impacted only the Company's disclosure of derivative instruments.

In April 2008, the FASB issued guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption is prohibited.  The Company adopted this guidance on January 1, 2009 without a material impact to the consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities by making the disclosures more consistent with previous fair value guidance, increasing the the frequency of fair value disclosures and create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The application and adoption in the second quarter of these FSPs was not material to the consolidated financial statements.

In May 2009, the FASB issued guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although the guidance did not change the recognition and disclosure requirements for type I and type II subsequent events it does refer to them as recognized (type I) and nonrecognized (type II) subsequent events.  Management is required to disclose the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued or were available to be issued.  The Company adopted this guidance prospectively for the quarter ended June 30, 2009 and the adoption impacted only the Company's disclosure of subsequent events in the second and third quarters of 2009.   In February 2010, the FASB issued revised guidance on the disclosure of subsequent events to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  This guidance was effective immediately upon issuance, was adopted by the Company upon issuance and did not have a material effect on the consolidated financial statements.

In June 2009, the FASB issued guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009 and shall be applied prospectively.  Early adoption is prohibited.  The Company adopted this guidance on January 1, 2010 and the application of this guidance is not expected to be material to the consolidated financial statements.

In June 2009, the FASB issued amended guidance on the accounting for VIEs.  The amendments will significantly affect the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary.  The guidance requires continuous assessment of the reporting entity’s involvement with such VIEs.  The revised guidance also enhances the disclosure requirements for a reporting entity’s involvement with VIEs, irrespective of whether they qualify for deferral, as noted below.  The guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited.  In February 2010, the FASB issued further guidance which provided a limited scope deferral for a reporting entity’s interest in an entity that met all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity.  The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on variable interest entities.  The Company has evaluated the deferral guidelines and determined that all significant entities that the Company is involved with that would potentially have an impact on the accounting for such entities qualify for the deferral and therefore the guidance issued will not have a material impact on the consolidated financial statements.

In June 2009, the FASB approved The FASB Accounting Standards CodificationTM as the single source of authoritative nongovernmental U.S. GAAP, effective for interim and annual periods ending after September 15, 2009.  All existing accounting standard documents are superseded.  All other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure.  It also includes relevant Securities and Exchange Commission guidance that follows the same topical structure in separate sections in the Codification.  While the Codification does not change GAAP, it introduces a new structure - one that is organized in an easily accessible, user-friendly online research system.  The FASB expects that the new system will reduce the amount of time and effort required to research an accounting issue, mitigate the risk of noncompliance with standards through improved usability of the literature, provide accurate information with real-time updates as new standards are released, and assist the FASB with the research efforts required during the standard-setting process.  While the Codification does not change the U.S. GAAP used by the Company, it will change how U.S. GAAP is referenced in the consolidated financial statements.  All references to U.S. GAAP are organized by topic, subtopic, section and paragraph and are preceded by FASB ASC, where ASC stands for Accounting Standards Codification.  The Company adopted this guidance during the third quarter of 2009 and the application of this guidance was not material to the consolidated financial statements.

In August 2009, the FASB issued guidance on the fair value measurement of liabilities.  Such guidance clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or another valuation technique that is consistent with the principles of fair value.  The guidance provided in this update is effective for the first reporting period beginning after issuance of the update.  The Company adopted this guidance in the third quarter of 2009 without a material effect to the consolidated financial statements.

In September 2009, the FASB issued guidance for the fair value measurement of investments in certain entities that calculate net asset value per share or its equivalent.  The guidance permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the guidance on the basis of the net asset value per share of the investment or its equivalent.  Additionally, this guidance requires disclosures about the nature of any restrictions on redemptions, any unfunded commitments and the investment strategies of the investees.  The guidance is effective for financial statements issued for fiscal years and interim periods ending after December 15, 2009.  The Company adopted this guidance in the fourth quarter of 2009 without a material effect to the consolidated financial statements.

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements.  The guidance effects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements.  The guidance requires new disclosures regarding transfers in and out of Level 1 and 2 fair value measurements and activity related to Level 3 fair value measurements.  In addition, the guidance clarifies existing fair value disclosure requirements related to the level of disaggregation of assets and liabilities and the valuation techniques and inputs used.  This update will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company is currently evaluating the impact of this guidance to the consolidated financial statements.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk.”

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GAMCO INVESTORS, INC. AND SUBSIDIARIES

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GAMCO Investors, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of GAMCO Investors, Inc. and Subsidiaries (the "Company") as of December 31, 2009, and the related consolidated statement of income, equity and comprehensive income, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of GAMCO Investors, Inc. and Subsidiaries at December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, New York
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GAMCO Investors, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of GAMCO Investors, Inc. and Subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of income, equity, and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GAMCO Investors, Inc. and Subsidiaries at December 31, 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

New York, New York
March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GAMCO Investors, Inc. and Subsidiaries

We have audited the internal control over financial reporting of GAMCO Investors, Inc. and Subsidiaries (the "Company") as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of GAMCO Investors, Inc. and Subsidiaries as of December 31, 2009, and the related consolidated statements of income, equity and comprehensive income, and cash flows for the year ended December 31, 2009 of the Company and our report dated March 15, 2010, expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE LLP

New York, New York
March 15, 2010

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ending December 31,
	2009	2008	2007
Revenues
Investment advisory and incentive fees	$178,713	$204,293	$250,410
Institutional research services	16,715	16,129	15,729
Distribution fees and other income	22,686	24,590	26,230
Total revenues	218,114	245,012	292,369
Expenses
Compensation costs	92,859	102,840	120,036
Management fee	9,758	4,086	14,463
Distribution costs	24,339	25,090	28,500
Other operating expenses	18,948	27,979	26,203
Total expenses	145,904	159,995	189,202
Operating income	72,210	85,017	103,167
Other income (expense)
Net gain/(loss) from investments	25,558	(52,299)	6,147
Interest and dividend income	3,425	13,136	32,497
Interest expense	(13,290)	(9,441)	(12,040)
Total other income (expense), net	15,693	(48,604)	26,604
Income before income taxes	87,903	36,413	129,771
Income tax provision	31,761	12,323	49,548
Net income	56,142	24,090	80,223
Net income (loss) attributable to noncontrolling interests	609	(776)	654
Net income attributable to GAMCO Investors, Inc.’s shareholders	$55,533	$24,866	$79,569

Net income attributable to GAMCO Investors, Inc.’s shareholders per share:
Basic	$2.03	$0.89	$2.83
Diluted	$2.02	$0.89	$2.79

Weighted average shares outstanding:
Basic	27,345	27,805	28,142
Diluted	28,214	27,841	29,129

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	December 31,
	2009	2008
ASSETS

Cash and cash equivalents, including restricted cash of $62,258 and $7,156, respectively	$400,528	$338,330
Investments in securities, including restricted securities of $0 and $54,894, respectively	157,403	226,494
Investments in partnerships and affiliates	62,655	60,707
Receivable from brokers	30,072	16,460
Investment advisory fees receivable	32,400	11,261
Receivables from affiliates	6,241	3,362
Capital lease	3,655	3,916
Goodwill and identifiable intangible asset	5,358	5,358
Income tax receivable and deferred tax assets	-	23,952
Other assets	9,497	7,794
Total assets	$707,809	$697,634

LIABILITIES AND EQUITY

Payable to brokers	$395	$1,857
Income taxes payable and deferred tax liabilities	8,523	-
Capital lease obligation	5,265	5,329
Compensation payable	13,302	15,862
Securities sold, not yet purchased	9,569	1,677
Mandatorily redeemable noncontrolling interests	1,622	1,396
Accrued expenses and other liabilities	25,157	23,605
Sub-total	63,833	49,726

5.5% Senior notes (due May 15, 2013)	99,000	99,000
6% Convertible note, $40 million outstanding (conversion price, $53.00 per share; note due August 14, 2011)	39,851	39,766
6.5% Convertible note, $60 million outstanding (conversion price, $66.89 per share; note due October 2, 2018)	60,000	60,000
Total liabilities	262,684	248,492

Redeemable noncontrolling interest	1,464	4,201

Commitments and contingencies (Note K)

Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $.001 par value; 100,000,000 shares authorized; 13,120,276 and 13,018,869
shares issued, respectively; 7,311,997 and 7,367,090 shares outstanding, respectively	13	13
Class B Common Stock, $.001 par value; 100,000,000 shares authorized; 24,000,000 shares issued
and 20,292,917 and 20,378,699 shares outstanding, respectively	20	20
Additional paid-in capital	251,591	245,973
Retained earnings	410,473	413,761
Accumulated comprehensive income	19,088	14,923
Treasury stock, class A, at cost (5,808,279 and 5,651,779 shares, respectively)	(241,567)	(234,537)
Total GAMCO Investors, Inc. stockholders' equity	439,618	440,153
Noncontrolling interests	4,043	4,788
Total equity	443,661	444,941
Total liabilities and equity	$707,809	$697,634

 See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(In thousands)

		GAMCO Investors, Inc. shareholders
			Additional		Accumulated
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury
	Interests	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2006	$5,217	$33	$229,699	$397,893	$10,427	$(186,476)	$456,793
Cumulative effect of applying
new guidance on uncertain	-	-	-	(822)	-	-	(822)
tax positions
Purchase of subsidiary shares
from noncontrolling interest	(8)	-	-	-	-	-	(8)
Payment of subsidiary dividend
to noncontrolling interest	(275)	-	-	-	-	-	(275)
Comprehensive income:
Net income	857	-	-	79,569	-	-	80,426
Net unrealized gains on
securities available for sale,
net of income tax ($3,545)	-	-	-	-	10,380	-	10,380
Foreign currency translation	-	-	-	-	8		8
Total comprehensive income							90,814
Dividends declared ($1.12 per share)	-	-	-	(31,519)	-	-	(31,519)
Stock based compensation
expense	-	-	483	-	-	-	483
Exercise of stock options
including tax benefit	-	-	301	-	-	-	301
Purchase of treasury stock	-	-	-	-	-	(8,661)	(8,661)
Balance at December 31, 2007	$5,791	$33	$230,483	$445,121	$20,815	$(195,137)	$507,106

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(continued)
(In thousands)

		GAMCO Investors, Inc. shareholders
			Additional		Accumulated
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury
	Interests	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2007	$5,791	$33	$230,483	$445,121	$20,815	$(195,137)	$507,106
Payment of subsidiary dividend
to noncontrolling interest	(604)	-	-	-	-	-	(604)
Comprehensive income:
Net income	(399)	-	-	24,866	-	-	24,467
Net unrealized losses on
securities available for sale,
net of income tax benefit ($14,288)	-	-	-	-	(5,716)	-	(5,716)
Foreign currency translation	-	-	-	-	(176)		(176)
Total comprehensive income							18,575
Dividends declared ($2.02 per share)	-	-	-	(56,226)	-	-	(56,226)
Conversion of 6% convertible
Note	-	-	9,923	-	-	-	9,923
Stock based compensation
Expense	-	-	4,892	-	-	-	4,892
Exercise of stock options
including tax benefit	-	-	675	-	-	-	675
Purchase of treasury stock	-	-	-	-	-	(39,400)	(39,400)
Balance at December 31, 2008	$4,788	$33	$245,973	$413,761	$14,923	$(234,537)	$444,941
Purchase of subsidiary shares
from noncontrolling interest	(747)	-	-	-	-	-	(747)
Spin-off of subsidiary shares
to noncontrolling interests	(412)	-	-	-	-	-	(412)
Comprehensive income:
Net income	414	-	-	55,533	-	-	55,947
Net unrealized gains on
securities available for sale,
net of income tax ($15,765)	-	-	-	-	4,112	-	4,112
Foreign currency translation	-	-	-	-	53	-	53
Total comprehensive income							60,112
Dividends declared ($2.13 per share)	-	-	-	(58,821)	-	-	(58,821)
Income tax effect of transaction
with shareholders	-	-	(243)	-	-	-	(243)
Stock based compensation
expense	-	-	5,085	-	-	-	5,085
Exercise of stock options
including tax benefit	-	-	776	-	-	-	776
Purchase of treasury stock	-	-	-	-	-	(7,030)	(7,030)
Balance at December 31, 2009	$4,043	$33	$251,591	$410,473	$19,088	$(241,567)	$443,661

 See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities
Net income	$56,142	$24,090	$80,223
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Equity in net (gains) losses from partnerships and affiliates	(10,335)	18,467	(6,605)
Depreciation and amortization	656	1,127	962
Stock based compensation expense	5,085	4,892	483
Deferred income tax	1,831	(1,642)	1,907
Tax benefit from exercise of stock options	168	10	62
Foreign currency translation gain/(loss)	53	(176)	8
Other-than-temporary loss on available for sale securities	-	17,352	5,072
Impairment of goodwill and identifiable intangible asset	-	1,479	56
Fair value of donated securities	370	507	273
(Gains) losses on sales of available for sale securities	(2,150)	33	(2,239)
Income related to consolidated investment partnerships and offshore funds	-	(2,444)	806
Amortization of discount on debt	85	158	104
Acquisition of identifiable intangible asset	-	(3,370)	-
(Increase) decrease in assets:
Investments in trading securities	97,533	104,328	115,739
Investments in partnerships and affiliates	8,388	23,239	2,820
Receivable from brokers	(13,612)	23,686	13,537
Income tax receivable and deferred tax assets	14,865	(23,736)	-
Investment advisory fees receivable	(21,310)	21,819	(2,607)
Other receivables from affiliates	(2,791)	4,377	2,785
Other assets	(2,121)	(92)	648
Increase (decrease) in liabilities:
Payable to brokers	(1,462)	(5,705)	(28,784)
Income tax payable and deferred tax liabilities	-	6,060	(9,969)
Compensation payable	(1,295)	(7,494)	(6,237)
Mandatorily redeemable noncontrolling interest	226	(233)	75
Accrued expenses and other liabilities	1,467	(23,289)	6,242
Total adjustments	75,651	159,353	95,138
Net cash provided by operating activities	131,793	183,443	175,361
 See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Investing activities
Purchases of available for sale securities	(8,194)	(1,832)	(26,376)
Proceeds from sales of available for sale securities	8,046	20,621	5,195
Increase in restricted cash	(55,102)	(2,158)	-
Net cash (used in) provided by investing activities	(55,250)	16,631	(21,181)
Financing activities
Payment of subsidiary dividend paid to noncontrolling interests	-	(604)	(275)
Purchase of subsidiary shares from noncontrolling interest	(747)	-	(8)
Payoff of 5.22% senior notes	-	-	(82,308)
Repurchase of 5.5% senior notes	-	(1,000)	-
Contributions related to consolidated investment partnerships and offshore funds	(2,930)	252	(1,455)
Proceeds from exercise of stock options	607	666	238
Dividends paid	(59,431)	(56,226)	(31,519)
Issuance of Cascade note	-	60,000	-
Purchase of treasury stock	(7,030)	(39,400)	(8,661)
Net cash used in financing activities	(69,531)	(36,312)	(123,988)
Net increase in cash and cash equivalents	7,012	163,762	30,192
Net increase (decrease) in cash from consolidated partnerships and offshore funds	-	(609)	-
Effect of exchange rates on cash and cash equivalents	84	(298)	14
Cash and cash equivalents at beginning of year	331,174	168,319	138,113
Cash and cash equivalents at the end of year	$338,270	$331,174	$168,319

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,890	$8,746	$15,116
Cash paid for taxes	$25,364	$33,549	$49,763

Non-cash activity:
- On January 22, 2008, Cascade Investment, L.L.C. elected to convert $10 million of its $50 million convertible note paying interest at 6% into 188,679 GAMCO Investors, Inc. class A common shares.
- On September 15, 2008, GAMCO Investors, Inc. modified and extended its lease with M4E, LLC, the Company’s landlord at 401
Theodore Fremd Ave, Rye, NY. The lease term was extended to December 31, 2023. This resulted in an increase to the capital lease obligation and corresponding asset of $3.0 million each.
- On March 20, 2009, GAMCO Investors, Inc. distributed its shares of Teton Advisors, Inc. ($300) to its shareholders which resulted in the deconsolidation of Teton, and decreases of approximately $911 of cash and cash equivalents, $199 of net liabilities and $412 of noncontrolling interests.

 See accompanying notes.

A.  Significant Accounting Policies

Basis of Presentation

GAMCO Investors, Inc. (“GBL” or the “Company”) was incorporated in April 1998 in the state of New York, with no significant assets or liabilities and did not engage in any substantial business activities prior to the initial public offering (“Offering”) of our shares. On February 9, 1999, we exchanged 24 million shares of our class B common stock, representing all of our then issued and outstanding common stock, with Gabelli Funds, Inc. (“GFI”) and two of its subsidiaries in consideration for substantially all of the operating assets and liabilities of GFI, relating to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business (the “Reorganization”).  GBL distributed net assets and liabilities, principally a proprietary investment portfolio, of approximately $165 million, including cash of $18 million, which has been recorded for accounting purposes as a deemed distribution to GFI.  GFI, which was renamed Gabelli Group Capital Partners, Inc. in 1999, is the majority shareholder of GBL and was renamed GGCP, Inc. (“GGCP”) during 2005.

On February 17, 1999, we completed our sale of six million shares of class A common stock in the Offering and received proceeds, after fees and expenses, of approximately $96 million.  Immediately after the Offering, GFI owned 80% of the outstanding common stock of GBL and as of December 31, 2009 their ownership is 72.4%.  In addition, with the completion of the Offering, we became a “C” Corporation for federal and state income tax purposes and are subject to substantially higher income tax rates.

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

·
Our majority-owned or majority-controlled subsidiaries: Gabelli Securities, Inc. (“GSI”) and its subsidiaries and Teton Advisors, Inc. (“Teton”) (through the date of the spin-off on March 20, 2009); and

·	Certain investment partnerships (“Investment Partnerships”) and offshore funds in which we have a direct or indirect controlling financial interest. Please see Notes D and E included herein.

At December 31, 2009, we owned approximately 93% of GSI.  At December 31, 2008, and 2007 we owned approximately 92% of GSI and had a 51% voting interest in Teton (42% economic interest).  The consolidated financial statements comprise the financial statements of GBL and its subsidiaries as of December 31 of each year.  The financial statements of the subsidiaries are prepared for the same reporting year as the parent company, using consistent accounting policies.  All intercompany transactions and balances have been eliminated.  Subsidiaries are fully consolidated from the date of acquisition, being the date on which GBL obtains control, and continue to be consolidated until the date that such control ceases.

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

GBL’s principal market is in the United States.  In 2007, the GBL opened a research office in Shanghai, China and another in Hong Kong in 2008 and will continue to evaluate adding additional research offices throughout the world.

Cash and Cash Equivalents

Cash equivalents primarily consist of affiliated money market mutual funds which are highly liquid.  U.S. Treasury Bills and Notes with maturities of three months or less at the time of purchase are considered cash equivalents.  At December 31, 2009 and 2008, approximately $62.3 million and $7.2 million, respectively, of cash and cash equivalents was held in escrow to secure the $60 million convertible note, and this amount is disclosed as restricted cash on the consolidated statements of financial condition.

Securities Transactions

Investments in securities are accounted for as either “trading securities” or “available for sale” and are stated at fair value.  Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designations as of each balance sheet date.  U.S. Treasury Bills and Notes with maturities of greater than three months at the time of purchase are considered investments in securities.  Securities that are not readily marketable are stated at their estimated fair values in accordance with Generally Accepted Accounting Principles (“GAAP”).  A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses reported in current period earnings in net gain/(loss) from investments in the consolidated statements of income.  Available for sale investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of equity except for losses deemed to be other than temporary which are recorded as realized losses in the consolidated statements of income.  Securities transactions and any related gains and losses are recorded on a trade date basis.  Realized gains and losses from securities transactions are recorded on the specific identified cost basis and are included in net gain/(loss) from investments.

Available for sale securities are tested for other than temporary impairments each reporting period and any impairment charges are recorded in net gain/(loss) from investments in the statement of income.  Management reviews all available for sale securities whose cost exceeds their market value to determine if the impairment is other than temporary.  Management uses qualitative factors such as diversification of the investment, the amount of time that the investment has been impaired and the severity of the decline in determining whether the impairment is other than temporary.

Securities sold, but not yet purchased are recorded at trade date, and are stated at fair value and represent obligations of GBL to purchase the securities at prevailing market prices.  Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amounts recorded on the consolidated statements of financial condition.  The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the sales commitments.  Realized gains and losses from covers of securities sold, not yet purchased transactions are included in net gain/(loss) from investments.

At December 31, 2009 and 2008, approximately $0 million and $54.9 million, respectively, of investments in securities was held in escrow to secure the $60 million convertible note, and this amount was disclosed as restricted investments in securities on the consolidated statements of financial condition.

Investments in Partnerships and Affiliates

The equity method of accounting is used for investments in non-controlled entities in which the Company is able to exercise significant influence but not control.  The Company consolidates all investments in partnerships and affiliates in which the Company’s ownership exceeds 50% or where the Company has control.  In addition, the Company consolidates any variable interest entity (“VIE”) for which the Company is considered the primary beneficiary.  The Company records noncontrolling interests in consolidated subsidiaries for which the Company’s ownership is less than 100%.  All intercompany accounts and transactions have been eliminated.  The Company’s share in net earnings or losses of these partnerships and affiliated entities was reflected in income as earned and are included in net gain/(loss) from investments.  Capital contributions were recorded as an increase in investments when paid and distributions received were reductions of the investments.  Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the voting rights of the equity investors are not proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected residual returns of the entity.  The Company evaluates whether entities in which it has an interest are VIEs and whether the Company qualifies as the primary beneficiary of any VIEs identified in its analysis.

Receivables from and Payables to Brokers

Receivables from and payables to brokers consist of amounts arising primarily from the purchases and sales of securities.

Major Revenue-Generating Services and Revenue Recognition

The Company’s revenues are derived primarily from investment advisory and incentive fees, institutional research services and distribution fees.

Investment advisory and incentive fees are directly influenced by the level and mix of assets under management (“AUM”) as fees are derived from a contractually-determined percentage of AUM for each account as well as fulcrum fees earned on certain accounts.  Advisory fees from the open-end mutual funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable in the consolidated statements of financial condition.  Advisory fees from Institutional and Private Wealth Management (“Institutional and Private Wealth Management”) accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and amounts receivable are included in investment advisory fees receivable in the consolidated statements of financial condition.  Management fees from investment partnerships and offshore funds are computed either monthly or quarterly, and amounts receivable are included in receivables from affiliates in the consolidated statements of financial condition.  The Company derived approximately 82%, 83% and 86% of its total revenues from advisory and management fees for the periods ended December 31, 2009, 2008 and 2007, respectively.  These revenues vary depending upon the level of sales compared with redemptions, financial market conditions and the fee structure for AUM.  Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

Revenues from investment partnerships and offshore funds also generally include an incentive allocation on the absolute gain in a portfolio or a fee of 20% of the economic profit as defined in the partnership agreement.  The incentive allocation or fee is recognized at the end of the measurement period, and amounts receivable are included in other receivables from affiliates in the consolidated statements of financial condition.  There were $2.7 and $0.1 million in incentive allocations or fees receivable as of December 31, 2009 and 2008, respectively.  The Company also receives fulcrum fees from certain institutional Institutional and Private Wealth Management, which are based upon meeting or exceeding specific benchmark index or indices.  These fees are recognized at the end of the stipulated contract period for the respective account, and receivables due from fulcrum fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition.  There was $3.1 and $0.7 million in fulcrum fees receivable as of December 31, 2009 and 2008, respectively.  Management fees on a majority of the closed-end preferred shares are received at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period.  Receivables due on management fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $8.7 million in management fees receivable on closed-end preferred shares as of December 31, 2009.  There were no fees earned in 2008 and therefore none receivable as of December 31, 2008.  For the Gabelli Global Deal Fund, there is a performance fee earned as of the end of the calendar year if the total return of the fund is in excess of the T-Bill Index total return.  This fee is recognized at the end of the measurement period.  Receivables due on performance fees on closed-end shares are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $5.9 million in performance fees receivable on closed-end shares as of December 31, 2009.

Gabelli & Company provides institutional research services and earns brokerage commission revenues, net of related clearing charges, on a trade-date basis from securities transactions executed on an agency basis on behalf of institutional clients and mutual funds, private wealth management clients and retail customers of affiliated companies.  It has also been involved in syndicated underwriting activities in previous years.  It participates in syndicated underwritings of public equity and debt offerings managed by major investment banks.  It provides institutional investors and investment partnerships with investment ideas on numerous industries and special situations, with a particular focus on small-cap and mid-cap companies.  Commission revenue and related clearing charges are recorded on a trade-date basis and are included in commission revenue and other operating expenses, respectively.

Distribution fees revenues are derived primarily from the distribution of Gabelli and GAMCO open-end mutual funds (“Funds”) advised by two subsidiaries of GBL, Funds Advisor and Teton.  Gabelli & Company distributes our open-end Funds pursuant to distribution agreements with each Fund.  Under each distribution agreement with an open-end Fund, Gabelli & Company offers and sells such open-end Fund shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of Third-Party Distribution Programs, financial intermediaries and Gabelli & Company’s sales personnel.  Gabelli & Company receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 (“12b-1”) of the Investment Company Act of 1940.  Gabelli & Company is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back-end sales charge.

Under the distribution plans, the open-end Class AAA shares of the Funds (except The Gabelli U.S. Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund) and the Class A shares of certain Funds pay Gabelli & Company a distribution or service fee of .25% per year (except the Class A shares of the Westwood Funds which pay .50% per year and the Class A shares of the Gabelli Enterprise Mergers and Acquisitions Fund which pays .45% per year) on the average daily net assets of the fund.  Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%.

Distribution fees from the open-end mutual funds are computed daily based on average net assets.  The amounts receivable for distribution fees are included in receivables from affiliates on the consolidated statements of financial condition.

Finally, GBL also has investment gains or losses generated from its proprietary trading activities which are included in net gain/(loss) from investments.

Distribution Costs

We incur certain promotion and distribution costs, which are expensed as incurred, principally related to the sale of shares of open-end mutual funds, shares sold in the initial public offerings of our closed-end funds, and after-market support services related to our closed-end funds.  Distribution costs relating to closed-end funds were approximately $1,914,000, $1,663,000 and $7,467,000 for 2009, 2008 and 2007, respectively.  During the second quarter of 2007, we made a payment of $4.2 million in connection with the termination of certain after-market support services related to the common share assets of the Gabelli Global Deal Fund which is included in distribution costs on the consolidated statement of income.

Dividends and Interest Income and Interest Expense

Dividends are recorded on the ex-dividend date.  Interest income and interest expense are accrued as earned or incurred.

Depreciation and Amortization

Fixed assets other than leasehold improvements, with net book value of $0.9 million for both December 31, 2009 and 2008, which are included in other assets, are recorded at cost and depreciated using the straight-line method over their estimated useful lives.  Leasehold improvements, with net book value of $1.9 million and $2.0 million at December 31, 2009 and 2008, respectively, which are included in other assets, are recorded at cost and amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter.  The leased property under the capital lease is depreciated utilizing the straight-line method over the term of the lease, which expires on December 31, 2023.  The capital lease was extended on September 15, 2008 to December 31, 2023 from April 30, 2013.  For the years ended December 31, 2009, 2008 and 2007, depreciation and amortization were $0.7 million, $1.1 million and $1.0 million, respectively.  We estimate that depreciation and amortization will be approximately $0.7 million annually over the next three years.

Derivative Financial Instruments

The Company recognizes all derivatives as either assets or liabilities measured at fair value and are included in either investments in securities or securities sold, not yet purchased on the consolidated statements of financial condition.  From time to time, the Company will enter into hedging transactions to manage its exposure to foreign currencies and equity prices related to its proprietary investments.  These transactions are not designated as hedges, and changes in fair values of these derivatives are included in net gain (loss) from investments in the consolidated statements of income.  During 2009, the Company had derivative transactions which resulted in a net loss of $281,000.  The notional value of derivatives at December 31, 2009 and 2008 was $0.3 million and ($0.9) million, respectively.

Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed.  Goodwill and identifiable intangible assets are tested for impairment at least annually on November 30th and whenever certain triggering events are met.  In assessing the recoverability of goodwill and identifiable intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets.

At November 30, 2009 and November 30, 2008, management conducted its annual assessments and assessed the recoverability of goodwill and determined that there was no impairment of goodwill on GBL’s consolidated financial statements.

There was an impairment charge of $56,000 recorded for the year ended December 31, 2007 as a result of the voluntary deregistration of an inactive broker dealer subsidiary.

At November 30, 2008, management conducted its annual assessments of the recoverability of its identifiable intangible asset, the Gabelli Enterprise Mergers and Acquisition Fund advisory contract, which was acquired during 2008, and determined that it was impaired due to the decline in AUM in the fund since it was acquired.  As a result of this assessment, an impairment charge of approximately $1.5 million was recorded for the year ended December 31, 2008.  At November 30, 2009, management conducted its annual assessment and determined that there was no further impairment of the remaining identifiable intangible asset.

Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is recovered or settled, respectively.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.  A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized.  For each tax position taken or expected to be taken in a tax return, the Company determines whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize.  The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  The Company recognizes the accrual of interest on uncertain tax positions and penalties in income tax provision in the consolidated statements of income.

Noncontrolling Interests

Noncontrolling interests that are mandatorily redeemable upon a certain date or event occurring are classified as liabilities.  This liability relates to certain shareholders of GSI who are employed by GBL, or its affiliates, who are required to sell their shares back to GSI at book value once they cease being employed by GBL, or its affiliates.  Noncontrolling interests that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section between liabilities and equity.  All other noncontrolling interests are classified as equity and are presented within the equity section, separately from GAMCO Investors, Inc.’s portion of equity.

For the years ended December 31, 2009, 2008 and 2007, noncontrolling interests on the consolidated statements of income represents income attributable to certain minority stockholders of GSI and Teton (through March 20, 2009), as well as for certain investment partnerships and offshore funds that are also consolidated.  The minority stockholders of Teton were principally employees, officers and directors of GBL.  The income/expense attributable to the noncontrolling interests classified as liabilities is included in interest expense.

As of December 31, 2009, noncontrolling interests on the consolidated statements of financial condition represents amounts attributable to the minority stockholders of GSI as well as amounts attributable to the other investors of certain investment partnerships and offshore funds that are also consolidated.  As of December 31, 2008, noncontrolling interests on the consolidated statements of financial condition represents amounts attributable to the minority stockholders of GSI and Teton, as well as amounts attributable to the other investors of certain investment partnerships and offshore funds that are also consolidated.

Fair Values of Financial Instruments

All of the instruments within cash and cash equivalents, investments in securities and securities sold, not yet purchased are measured at fair value.

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with the FASB’s guidance on fair value measurement.  The levels of the fair value hierarchy and their applicability to the Company are described below:

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

Earnings Per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding during each period less unvested restricted stock.  Diluted earnings per share is based on basic shares plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and unvested restricted stock using the treasury stock method and, if dilutive, assumes the conversion of the convertible notes for the periods outstanding since the issuances in August 2001 and October 2008 using the if converted method.

Management Fee

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli or his designee for acting as CEO pursuant to his amended Employment Agreement so long as he is an executive of GBL and devoting the substantial majority of his working time to the business.  In accordance with his amended employment agreement, he has allocated $4.0 million, $1.7 million and $1.5 million of his management fee to certain other employees of the Company in 2009, 2008 and 2007, respectively.

Stock Based Compensation

The Company has granted RSAs and stock options which were recommended by the Company’s Chairman, who did not receive an RSA or award, and approved by the Compensation Committee of the Company’s Board of Directors.  We use a fair value based method of accounting for stock-based compensation provided to our employees.  The estimated fair value of RSAs is determined by using the closing price of our class A common stock on the grant date.  The total expense, which is reduced by estimated forfeitures, is recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  The forfeiture rate is determined by reviewing historical forfeiture rates for previous stock-based compensation grants and is reviewed and updated quarterly, if necessary.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs are charged to retained earnings on the declaration date.

The estimated fair value of option awards is determined using the Black Scholes option-pricing model.  This sophisticated model utilizes a number of assumptions in arriving at its results, including the estimated life of the option, the risk free interest rate at the date of grant and the volatility of the underlying common stock.  There may be other factors, which have not been considered, which may have an effect on the value of the options as well.  The effects of changing any of the assumptions or factors employed by the Black Scholes model may result in a significantly different valuation for the options.  The total expense, which is reduced by estimated forfeitures, is recognized over the vesting period for these awards which is 75% over three years from the date of grant and 25% after four years from date of grant.  The forfeiture rate is determined by reviewing historical forfeiture rates for previous stock-based compensation grants and is reviewed and updated quarterly, if necessary.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents held.  The Company maintains cash and cash equivalents primarily in the Gabelli U.S. Treasury Money Market Fund, which invests fully in instruments issued by the U.S. government, and to a much lesser extent with various financial institutions, where these balances may sometimes exceed the federally insured limit.  The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  In addition, the credit risk is further limited by virtue of the fact that no single advisory relationship provided over 10% of the total revenue of the Company during the years 2009, 2008, or 2007.  All investments in securities are held at third party brokers or custodians.

Business Segment

The Company operates in one business segment, the investment advisory and asset management business.  The Company conducts its investment advisory business principally through: GAMCO (Institutional and Private Wealth Management), Funds Advisor (Mutual Funds) and GSI (Investment Partnerships).  The Company also acts as an underwriter, is a distributor of open-end mutual funds and provides institutional research through Gabelli & Company, the Company’s broker-dealer subsidiary.

Recent Accounting Developments

In December 2007 the FASB issued guidance to improve the relevance, comparability, and transparency of the financial information that a reporting entity with minority interests provides in its consolidated financial statements.  This guidance did not change the consolidation purpose or consolidation policy or the requirement that a parent consolidate all entities in which it has a controlling financial interest.  The guidance did, however, amend certain consolidation procedures to make them consistent with other guidance.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted this statement on January 1, 2009.  The impact of adopting this guidance to the Company’s consolidated financial statements required a change in the presentation on the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  In accordance with this pronouncement as well as with previous FASB guidance, GAMCO now discloses noncontrolling interests, formerly referred to as minority interest, in three different line items in the consolidated statements of financial condition, depending on their characteristics.  Noncontrolling interests that are mandatorily redeemable upon a certain date or event occurring are classified as liabilities.  Noncontrolling interests that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section between liabilities and equity.  All other noncontrolling interests are classified as equity and are presented within the equity section, separately from GAMCO Investors, Inc.’s portion of equity.  This guidance also required prior periods to be recast in the same manner.

In March 2008, the FASB issued guidance to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company adopted this guidance on January 1, 2009. This guidance impacted only the Company's disclosure of derivative instruments.

In April 2008, the FASB issued guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption is prohibited.  The Company adopted this guidance on January 1, 2009 without a material impact to the consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities by making the disclosures more consistent with previous fair value guidance, increasing the the frequency of fair value disclosures and create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The application and adoption in the second quarter of these FSPs was not material to the consolidated financial statements.

In May 2009, the FASB issued guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although the guidance did not change the recognition and disclosure requirements for type I and type II subsequent events it does refer to them as recognized (type I) and nonrecognized (type II) subsequent events.  Management is required to disclose the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued or were available to be issued.  The Company adopted this guidance prospectively for the quarter ended June 30, 2009 and the adoption impacted only the Company's disclosure of subsequent events in the second and third quarters of 2009.   In February 2010, the FASB issued revised guidance on the disclosure of subsequent events to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  This guidance was effective immediately upon issuance, was adopted by the Company upon issuance and did not have a material effect on the consolidated financial statements.

In June 2009, the FASB issued guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009 and shall be applied prospectively.  Early adoption is prohibited.  The Company adopted this guidance on January 1, 2010 and the application of this guidance is not expected to be material to the consolidated financial statements.

In June 2009, the FASB issued amended guidance on the accounting for VIEs.  The amendments will significantly affect the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary.  The guidance requires continuous assessment of the reporting entity’s involvement with such VIEs.  The revised guidance also enhances the disclosure requirements for a reporting entity’s involvement with VIEs, irrespective of whether they qualify for deferral, as noted below.  The guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited.  In February 2010, the FASB issued further guidance which provided a limited scope deferral for a reporting entity’s interest in an entity that met all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity.  The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on variable interest entities.  The Company has evaluated the deferral guidelines and determined that all significant entities that the Company is involved with that would potentially have an impact on the accounting for such entities qualify for the deferral and therefore the guidance issued will not have a material impact on the consolidated financial statements.

In June 2009, the FASB approved The FASB Accounting Standards CodificationTM as the single source of authoritative nongovernmental U.S. GAAP, effective for interim and annual periods ending after September 15, 2009.  All existing accounting standard documents are superseded.  All other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure.  It also includes relevant Securities and Exchange Commission guidance that follows the same topical structure in separate sections in the Codification.  While the Codification does not change GAAP, it introduces a new structure - one that is organized in an easily accessible, user-friendly online research system.  The FASB expects that the new system will reduce the amount of time and effort required to research an accounting issue, mitigate the risk of noncompliance with standards through improved usability of the literature, provide accurate information with real-time updates as new standards are released, and assist the FASB with the research efforts required during the standard-setting process.  While the Codification does not change the U.S. GAAP used by the Company, it will change how U.S. GAAP is referenced in the consolidated financial statements.  All references to U.S. GAAP are organized by topic, subtopic, section and paragraph and are preceded by FASB ASC, where ASC stands for Accounting Standards Codification.  The Company adopted this guidance during the third quarter of 2009 and the application of this guidance was not material to the consolidated financial statements.

In August 2009, the FASB issued guidance on the fair value measurement of liabilities.  Such guidance clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or another valuation technique that is consistent with the principles of fair value.  The guidance provided in this update is effective for the first reporting period beginning after issuance of the update.  The Company adopted this guidance in the third quarter of 2009 without a material effect to the consolidated financial statements.

In September 2009, the FASB issued guidance for the fair value measurement of investments in certain entities that calculate net asset value per share or its equivalent.  The guidance permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the guidance on the basis of the net asset value per share of the investment or its equivalent.  Additionally, this guidance requires disclosures about the nature of any restrictions on redemptions, any unfunded commitments and the investment strategies of the investees.  The guidance is effective for financial statements issued for fiscal years and interim periods ending after December 15, 2009.  The Company adopted this guidance in the fourth quarter of 2009 without a material effect to the consolidated financial statements.

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements.  The guidance effects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements.  The guidance requires new disclosures regarding transfers in and out of Level 1 and 2 fair value measurements and activity related to Level 3 fair value measurements.  In addition, the guidance clarifies existing fair value disclosure requirements related to the level of disaggregation of assets and liabilities and the valuation techniques and inputs used.  This update will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company is currently evaluating the impact of this guidance to the consolidated financial statements.

B.  Investments in Securities

Investments in securities at December 31, 2009 and 2008 consisted of the following:

	2009		2008
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Trading securities:
U.S. Government obligations	$-	$-	$60,466	$60,882
Corporate bonds	-	-	4,875	4,988
Common stocks	53,985	58,834	85,872	82,667
Mutual funds	1,194	1,295	1,105	870
Preferred stocks	-	15	31	95
Other investments	819	585	338	866
Total trading securities	55,998	60,729	152,687	150,368

Available for sale securities:
Common stocks	17,100	34,294	18,969	29,680
Mutual funds	49,656	62,380	45,450	46,446
Total available for sale securities	66,756	96,674	64,419	76,126

Total investments in securities	$122,754	$157,403	$217,106	$226,494

Securities sold, not yet purchased at December 31, 2009 and 2008 consisted of the following:

	2009		2008
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Common stocks	$9,505	$9,569	$2,328	$2,058
Mutual funds	-	-	67	23
Other investments	-	-	-	(404)
Total Securities sold, not yet purchased	$9,505	$9,569	$2,395	$1,677

The aggregate fair value of available for sale securities at December 31, 2009 and 2008 was $96.7 million and $76.1 million, respectively.  The total unrealized gains for common stock investments available for sale with net unrealized gains was $17.2 million and $10.7 million at December 31, 2009 and 2008, respectively.  There were no unrealized losses for common stock investments available for sale at December 31, 2009 or December 31, 2008.  At December 31, 2009 and December 31, 2008, the fair value of mutual fund investments available for sale with unrealized gains was $60.4 million and $30.5 million, respectively.  At December 31, 2009 and December 31, 2008, the fair value of mutual fund investments available for sale with unrealized losses was $2.0 million and $15.9 million, respectively.  The total unrealized gains for mutual fund investments available for sale with net unrealized gains was $12.9 million and $1.9 million at December 31, 2009 and 2008, respectively, while the total unrealized losses mutual fund investments available for sale with net unrealized losses was $1,700 and $848,000, respectively.

Increases in unrealized gains, net of taxes, for the year ended December 31, 2009 of $4.1 million have been included in equity at December 31, 2009 while decreases in unrealized losses to fair value, net of taxes, for the year ended December 31, 2008 of $5.7 million have been included in equity at December 31, 2008.  Proceeds from sales of investments available for sale were approximately $8.0 million, $20.6 million and $5.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.  For the years ended December 31, 2009, 2008 and 2007, gross gains on the sale of investments available for sale amounted to $2.1 million, $4.0 million and $2.2 million, respectively, and were reclassed from other comprehensive income into the consolidated statements of income.  For the years ended December 31, 2008, gross losses on the sale of investments available for sale amounted to $4.1 million.  There were no losses on the sale of investments available for sale for the years ended December 31, 2009 or December 31, 2007.  The basis on which the cost of a security sold is determined is specific identification.

Investments classified as available for sale at December 31, 2009 and 2008 that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	2009			2008
		Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(In thousands)
Mutual funds	$2,002	$(2)	$2,000	$16,840	$(898)	$15,942

GBL has an established accounting policy and methodology to determine other-than-temporary impairment.  Under this policy, available for sale securities are tested for other than temporary impairments and any impairment charges are recorded in net gain from investments in the statements of income.  Management reviews all available for sale securities whose cost exceeds their market value to determine if the impairment is other than temporary.  Management uses qualitative factors such as diversification of the investment, the amount of time that the investment has been impaired and the severity of the decline in determining whether the impairment is other than temporary.  At December 31, 2008, due to the market declines that occurred in 2008 we determined that any investment whose fair value was lower than its cost by at least 10%, was considered other-than-temporarily impaired and was written down through the consolidated statements of income.  For the year ended December 31, 2008, there were $16.6 million of such writedowns.

At December 31, 2009, there were five holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and/or because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at December 31, 2009 were mutual funds with diversified holdings across multiple companies and in most cases across multiple industries.  Given this diversification, it was concluded that no deviation from the nine month criteria was warranted.  One holding was impaired for one month, one holding was impaired for nine consecutive months, and three holdings were impaired for fourteen consecutive months.  The value of these holdings at December 31, 2009 was $2.0 million.

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

For the year ended December 31, 2009, there were no losses on available for sale securities deemed to be other than temporary.  For the years ended December 31, 2008 and 2007, there were $17.4 million and $5.1 million, respectively, in losses on available for sale securities deemed to be other than temporary, which were reclassed from other comprehensive income and recorded in the consolidated statements of income.

C.  Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of December 31, 2009 and 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Assets
Cash equivalents	$400,111	$-	$-	$400,111
Investments in securities:
AFS – Common stocks	34,294	-	-	34,294
AFS – Mutual funds	62,380	-	-	62,380
Trading – Common stocks	58,521	108	205	58,834
Trading – Mutual funds	1,295	-	-	1,295
Trading – Preferred stocks	-	-	15	15
Trading – Investments in
partnerships	-	25,092	-	25,092
Trading – Other	249	246	90	585
Total investments in securities	156,739	25,446	310	182,495
Total assets at fair value	$556,850	$25,446	$310	$582,606
Liabilities
Trading – Common stocks	$9,569	$-	$-	$9,569
Securities sold, not yet purchased	$9,569	$-	$-	$9,569

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2008
Assets
Cash equivalents	$338,068	$-	$-	$338,068
Investments in securities:
AFS – Common stocks	29,680	-	-	29,680
AFS – Mutual funds	46,446	-	-	46,446
Trading – U.S. Gov’t obligations	60,882	-	-	60,882
Trading – Common stocks	86,681	23	1,115	87,819
Trading – Mutual funds	754	-	-	754
Trading – Preferred stocks	-	-	95	95
Trading – Investments in
partnerships	-	24,080	-	24,080
Trading – Other	-	487	331	818
Total investments in securities	224,443	24,590	1,541	250,574
Total assets at fair value	$562,511	$24,590	$1,541	$588,642
Liabilities
Trading – Common stocks	$2,081	$(404)	$-	$1,677
Securities sold, not yet purchased	$2,081	$(404)	$-	$1,677

The following tables present additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the year ended December 31, 2009 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized		Net
	December	Unrealized Gains or		Included in	and		Transfers
	31, 2008	(Losses) in Income		Other	Unrealized	Purchases	In and/or
	Beginning		AFS	Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading Investments		Income	(Losses)	net	Level 3	Balance
Financial
Instruments owned:
Trading – Common
stocks	$1,115	$(43)	$-	$-	$(43)	$(1)	$(866)	$205
Trading – Preferred
stocks	95	(80)	-	-	(80)	-	-	15
Trading – Other	331	(187)	-	-	(187)	(54)	-	90
Total	$1,541	$(310)	$-	$-	$(310)	$(55)	$(866)	$310

During the year ended December 31, 2009, the Company reclassed approximately $0.9 million of investments from Level 3 to Level 2.  The reclassifications were due to increased availability of market price quotations and based on the values at the beginning of the period in which the reclass occurred.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the year ended December 31, 2008 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized		Net
	December	Unrealized Gains or		Included in	and		Transfers
	31, 2007	(Losses) in Income		Other	Unrealized	Purchases	In and/or
	Beginning		AFS	Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading Investments		Income	(Losses)	net	Level 3	Balance
Financial
Instruments owned:
Trading – Common
stocks	$856	$(701)	$-	$-	$(701)	$706	$254	$1,115
Trading – Preferred
stocks	-	66	-	-	66	-	29	95
Trading – Other	567	(257)	-	-	(257)	-	21	331
Total	$1,423	$(892)	$-	$-	$(892)	$706	$304	$1,541

During the year ended December 31, 2008, the Company reclassified approximately $0.3 million of investments from Level 2 to Level 3.  The reclassification was due to a reduction in market price quotations for these investments and based on the values at the beginning of the period in which the reclass occurred.

Unrealized Level 3 losses included in the consolidated statements of income for the year ended December 31, 2009 and 2008 were approximately $0.3 million and $0.7 million, respectively, for those Level 3 securities held at December 31, 2009 and 2008, respectively.

D.  Investment in Partnerships and Affiliates

The Company is general partner or co-general partner of various sponsored limited partnerships and the investment manager of various sponsored offshore funds whose underlying assets consist primarily of marketable securities (the “affiliated entities”).  We also have investments in unaffiliated partnerships, offshore funds and other entities.  As described in Note E, we evaluate whether we are required to consolidate any of the affiliated or unaffiliated entities and, as a result, certain affiliated partnerships and offshore funds are consolidated and others are not.  Our balance sheet caption “investments in partnerships and affiliates” includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting.  The Company reflects the equity in earnings of these equity method investees under the caption net gain/(loss) from investments on the consolidated statements of income.

The following table includes the Company’s carrying value, net earnings (loss), management fee and incentive allocation related to affiliated partnerships, affiliated offshore funds and unaffiliated entities (in thousands):

	2009
	Carrying	Net Earnings	Management	Incentive
	Value	(Loss)	Fees	Allocation
Affiliated partnerships	$7,781	$1,271	$1,502	$1,757
Affiliated offshore funds	10,547	1,068	544	923
Unaffiliated entities	19,234	2,585	-	-

	2008
	Carrying	Net Earnings	Management	Incentive
	Value	(Loss)	Fees	Allocation
Affiliated partnerships	5,593	(881)	1,712	77
Affiliated offshore funds	10,729	(338)	950	13
Unaffiliated entities	20,304	(6,371)	-	-

	2007
	Carrying	Net Earnings	Management	Incentive
	Value	(Loss)	Fees	Allocation
Affiliated partnerships	10,006	524	1,975	1,506
Affiliated offshore funds	23,942	1,505	1,620	1,725
Unaffiliated entities	35,007	401	-	-

At December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007, the Company consolidated 2 limited partnerships and one offshore fund (the “consolidated feeder funds”), 5 limited partnerships and one offshore fund and 3 limited partnerships and 1 offshore fund, respectively, that owned 100% of their offshore master funds.  The Company retained the specialized accounting of the consolidated feeder funds in the Company’s consolidated financial statements.  Included in the investment in partnerships and affiliates on the Company’s consolidated statement of financial condition as of December 31, 2009 and 2008, is $25.1 million and $24.1 million, respectively, which represents the consolidated feeder fund’s proportionate investment in the master funds carried at fair value.  The master funds primarily invest in long and short investments in debt and equity securities that are traded in public and over-the-counter exchanges in the United States and are classified as level 1 assets or liabilities in the master funds’ financial statements.

E.  Consolidated Partnerships and Offshore Funds and Variable Interest Entities

As described in Note D, in the normal course of business, the Company is the manager or general partner of several sponsored investment partnerships and offshore funds and has investments in similar unaffiliated entities.  We evaluate each entity for the appropriate accounting treatment and disclosure.  Certain of the entities are consolidated, generally because a majority of the equity is owned by the Company.  Other investment partnerships for which we serve as the general partner but have only a minority ownership interest are not consolidated because the limited partners have substantive rights to replace the Company as a general partner.

Consolidated Partnerships and Offshore Funds

As of and for the year ended December 31, 2007, eight entities (six investment partnerships and two offshore funds) are consolidated.  As of and for the year ended December 31, 2008, eight entities (seven of the eight entities that were consolidated for 2007 and one additional investment partnerships) are consolidated.  As of and for the year ended December 31, 2009, six entities (six of the eight from 2008) are consolidated.  During 2009 two of these entities ceased being consolidated as they ceased operations and were closed.  The remaining four entities have been consolidated within the consolidated financial statements for the year ended December 31, 2009 and will continue to be consolidated in future periods as long as the Company continue to maintain a direct or indirect controlling financial interest.  At December 31, 2009 and 2008, the consolidation of these entities on the consolidated statements of financial condition has increased assets by $1.6 million and $5.0 million, respectively, liabilities by $0.1 million and $0.8 million, respectively, and noncontrolling interest by $1.5 million and $4.2 million, respectively.

Variable Interest Entities

We also have sponsored a number of investment vehicles where we are the investment manager in which we do not have an equity investment.  These vehicles are considered variable interest entities (“VIEs”) and we are not the primary beneficiary because we do not absorb a majority of the entities’ expected losses or expected returns.  For these entities, the Company has no amount recorded on the balance sheet, has zero maximum exposure to loss aside from any direct investment, and has not provided any financial or other support to the entity.  The total assets of these entities at December 31, 2009 and 2008 were $10.4 million and $9.1 million, respectively.  Our maximum exposure to loss as a result of our involvement with the VIEs is limited to our investment in the respective VIEs which was only the case for one of these.  On December 31, 2009 and 2008, we had an investment in one of the VIE offshore funds of approximately $284,000 and $272,000, respectively.  Additionally, as the general partner or investment manager to these VIEs the Company earns fees in relation to these roles, which given a decline in AUMs for the VIEs would result in lower fee revenues earned by the Company which would be reflected in the statement of income, statement of financial condition and statement of cash flows.

F.  Income Taxes

GBL and the Company’s greater than 80% owned subsidiaries file a consolidated federal income tax return. For 2008 and 2007, Teton filed a separate federal income tax return since we owned less than 80%.  Accordingly, the income tax provision represents the aggregate of the amounts provided for all companies.

The provision for (benefit from) income taxes for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	2009	2008	2007
(In Thousands)
Federal:
Current	$27,290	$12,267	$40,738
Deferred	1,825	(1,830)	2,002
State and local:
Current	2,640	1,698	6,903
Deferred	6	188	(95)
Total	$31,761	$12,323	$49,548

A reconciliation of the Federal statutory income tax rate to the effective tax rate is set forth below:

	2009	2008	2007
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of Federal benefit	2.0	3.4	3.4
Other	(0.9)	(4.6)	(0.2)
Effective income tax rate	36.1%	33.8%	38.2%

Significant components of our deferred tax assets and liabilities are as follows:

	2009	2008
Deferred tax assets:	(in thousands)
Stock compensation expense	$4,224	$2,476
Deferred compensation	506	1,913
Investments in securities available for sale	-	4,535
Investments in securities and partnerships	-	22
Reserve for settlement	-	167
Intangible asset amortization	388	478
Capital lease obligation	586	523
Other	176	210
Total deferred tax assets	5,880	10,324
Deferred tax liabilities:
Investments in securities available for sale	(2,820)	-
Investments in securities and partnerships	(1,778)	-
Contingent deferred sales commissions	(353)	(207)
Total deferred tax liabilities	(4,951)	(207)

Net deferred tax assets	$929	$10,117

As of December 31, 2008, the total amount of gross unrecognized tax benefits was approximately $8.6 million, of which recognition of $5.6 million would impact the Company’s effective tax rate.  As of December 31, 2009, the total amount of gross unrecognized tax benefits was approximately $7.9 million, of which recognition of $5.2 million would impact the Company’s effective tax rate.

As of December 31, 2009 and 2008, the net liability for unrecognized tax benefits was $7.0 million and $7.3 million, respectively, and is included in accrued expenses and other liabilities in the consolidated statements of financial condition.

 A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2007	$2.6
Additions based on tax positions related to the current year	2.8
Additions for tax positions of prior years	3.0
Reductions for tax positions of prior years	-
Settlements	(0.3)
Balance at December 31, 2007	8.1
Additions based on tax positions related to the current year	1.6
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(1.1)
Settlements	-
Balance at December 31, 2008	8.6
Additions based on tax positions related to the current year	1.1
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(1.8)
Settlements	-
Balance at December 31, 2009	$7.9

The Company records penalties and interest related to tax uncertainties in income taxes.  As of December 31, 2009 and 2008, the Company had recognized liabilities of approximately $2.6 million and $2.5 million, respectively, related to interest and penalties.  For the years ended December 31, 2009, 2008 and 2007, the Company recorded income tax expenses (benefits) related to an increase (a decrease) in its liability for interest and penalties of $0.02 million, ($1.0) million and $2.1 million, respectively.

The Company is currently being audited by New York State for its income tax returns filed between 1999 and 2005.  It is reasonably possible that the Company will conclude the audits of 1999 and 2000 within the next 12-month period and the Company does not expect that the potential assessments will be material to its results of operations.  The Company’s Federal and State income tax returns are subject to potential future audit for all years after 2004 for Federal and 2005 for State.

G. Earnings per Share

The computations of basic and diluted net income per share are as follows:

	For the Years Ending December 31,
	2009	2008	2007
(In thousands, except per share amounts)
Basic:
Net income attributable to GAMCO Investors, Inc.’s shareholders	$55,533	$24,866	$79,569
Weighted average shares outstanding	27,345	27,805	28,142
Basic net income attributable to GAMCO Investors, Inc.’s
shareholders per share	$2.03	$0.89	$2.83

Diluted:
Net income attributable to GAMCO Investors, Inc.’s shareholders	$55,533	$24,866	$79,569
Add interest expense on convertible notes, net of management
fee and taxes	1,356	-	1,715
Total	$56,889	$24,866	$81,284

Weighted average shares outstanding	27,345	27,805	28,142
Dilutive stock options & RSAs	114	36	44
Assumed conversion of convertible notes	755	-	943
Total	28,214	27,841	29,129
Diluted net income attributable to GAMCO Investors, Inc.’s
shareholders per share	$2.02	$0.89	$2.79

 H. Debt

Debt consists of the following (in thousands):

	2009	2008
5.5% Senior notes	$99,000	$99,000
6% Convertible note	39,851	39,766
6.5% Convertible note	60,000	60,000
Total	$198,851	$198,766

5.5% Senior notes

On May 15, 2003, we issued 10-year, $100 million senior notes.  The senior notes, due May 15, 2013, pay interest semi-annually at 5.5%.  During 2008, we repurchased $1 million of these notes.  There were no repurchases during 2009.

6% Convertible note

On August 13, 2001, the Company issued and sold a 10-year, $100 million convertible note (the “2011 Note”) to Cascade Investment LLC (“Cascade”).  The Company granted Cascade certain demand registration rights and piggyback registration rights with respect to the shares of class A common stock issuable upon conversion of the 2011 Notes, pursuant to a Registration Rights Agreement, dated as of August 14, 2001, between the Company and Cascade.  The 2011 Note, due August 14, 2011, paid interest semi-annually at 6.5% for the first year and 6% thereafter and was convertible into the Company’s class A common stock at $53 per share.  In August 2003, the interest rate on the 2011 Note was lowered to 5% and the conversion price was lowered by $1 per share to $52 per share.  On April 1, 2005 the Company repurchased $50 million, plus accrued interest.  On June 30, 2006, the Company and Cascade agreed to amend the terms of the 2011 Note, as follows: increase the coupon rate of interest to 6% from 5% and raise the conversion price to $53 per GBL share from $52 per share, both effective on September 15, 2006. In addition, the Company and Cascade agreed to extend the exercise date for Cascade's put option until May 15, 2007. The expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving the Company the right to redeem the 2011 Note at 101% of its principal amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions. The accounting of the change in the terms of the 2011 Note resulted in a debt discount of $632,500, which is being amortized over the remaining life of the debt.  For the years ended December 31, 2009, 2008 and 2007, we amortized $85,000, $158,000 and $104,000, respectively, of the debt discount.  On April 18, 2007, the Company and Cascade amended the terms of the 2011 Note, to extend the exercise date for Cascade’s put option from May 15, 2007 to December 17, 2007 and to extend the expiration date of the related letter of credit to December 24, 2007.  The put option expired on December 17, 2007, the related letter of credit expired on December 24, 2007, and the collateral securing the letter of credit was released and became unrestricted Company assets as of that date.  An evaluation of these changes did not result in an additional debt discount.

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

If the 2011 Note were converted, Cascade would own approximately 9.5% of the Company’s aggregate outstanding class A common stock as of December 31, 2009.  GBL is required to reserve and keep available free from pre-emptive rights, shares of common stock out of its authorized stock for purpose of conversion of the 2011 Note.

6.5% Convertible note

On October 2, 2008, the Company issued and sold $60 million principal amount of a convertible promissory note due October 2, 2018 (“2018 Note”) to Cascade, pursuant to a Note Purchase Agreement (the “Purchase Agreement”).  The 2018 Note bears interest at a rate of 6.5% per annum and was convertible into shares of the Company's class A common stock at an initial conversion price of $70 per share.  The terms of the 2018 Note call for adjusting the conversion price upon certain circumstances as described in the note agreement, including the payment of dividends in excess of $1.12 in any twelve month period.  As a result of the payment of the $2.00 dividend on December 15, 2009, the conversion price of the 2018 Note was changed to $66.89.  There was no accounting impact as a result of the adjustment to the conversion price.  The Company is required to repurchase the 2018 Note at the request of the holder on specified dates, as defined in the note agreement, and after certain circumstances involving a Change of Control or Fundamental Change and is subject to an escrow agreement (each as defined in the 2018 Note).  On October 2, 2008, in connection the issuance and sale of the 2018 Note, the Company entered into a First Amendment to the Registration Rights Agreement (the “First Amendment to Registration Rights Agreement”), granting Cascade similar rights with respect to the shares of class A common stock issuable upon conversion of the 2018 Note.  The proceeds from the sale of the 2018 Note are being held in an escrow account established pursuant to an Escrow Agreement by and among the Company, Cascade and JP Morgan Chase Bank, National Association, as escrow agent (the “Escrow Agreement”).  The Escrow Agreement provides for the release to the Company of a pro rata portion of the escrowed funds upon conversion of the 2018 Note, based upon the principal amount of the 2018 Note that is converted into class A common stock.  Cascade has the right to claim the escrowed funds upon a payment default by the Company under the 2018 Note.

The fair value of the Company’s debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  At December 31, 2009 and 2008, the fair value of the Company’s debt is estimated to be $204.2 million and $186.5 million, respectively.  The carrying value of the Company debt at December 31, 2009 and 2008 is $198.9 million and $198.8 million, respectively.

I.  Equity

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

Stock Award and Incentive Plan

The Company maintains two Plans approved by the shareholders, which are designed to provide incentives which will attract and retain individuals key to the success of GBL through direct or indirect ownership of our common stock.  Benefits under the Plans may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards.  A maximum of 1,500,000 shares of class A common stock have been reserved for issuance under each of the Plans by a committee of the Board of Directors responsible for administering the Plans.  Under the Plans, the committee may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine and restricted stock awards (“RSAs”).

During 2008 and 2007, the Company issued 6,000 and 10,000 options, respectively, at exercise prices of $51.74 and $39.90, respectively, having a grant date fair value of $13.55 and $11.00, respectively.  These options vest 75% after three years and 100% after four years from the date of grant and expire after ten years.

During 2009, 2008 and 2007, the Company issued 15,000, 25,000 and 385,400, respectively, RSAs at grant date fair values of $29.06, $45.14 and $63.50 per share, respectively.  As of December 31, 2009, there are 360,100 RSA shares outstanding that were issued at an average grant price of $60.79.  All grants of RSAs were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee of the Company's Board of Directors.  This expense is recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs are charged to retained earnings on the declaration date.

A summary of the stock option and RSA activity for the years ended December 31, 2009 and 2008 is as follows:

	Options		RSAs
				Weighted Average
		Weighted Average		Grant Date
	Shares	Exercise Price	Shares	Fair Value

Outstanding, December 31, 2007	183,925	$32.08	382,400	$63.50
Granted	6,000	51.74	25,000	45.14
Forfeited	-	-	(37,500)	63.50
Exercised	(19,750)	33.60	-	-
Outstanding, December 31, 2008	170,175	32.60	369,900	62.26
Granted	-	-	15,000	29.06
Forfeited	-	-	(24,800)	63.50
Exercised	(25,425)	23.67	-	-
Outstanding, December 31, 2009	144,750	34.17	360,100	60.79

Shares available for future issuance at
December 31, 2009	878,675

At December 31, 2009 and 2008, there were exercisable outstanding stock options of 126,250 and 141,675, respectively.  The weighted average exercise price of the exercisable outstanding stock options at December 31, 2009 and 2008 was $32.77 per share and $30.56 per share, respectively.

The table below represents for various prices, the weighted average characteristics of outstanding employee stock options at December 31, 2009.

Exercise	Options	Weighted average remaining	Options currently	Exercise price of options
price	outstanding	contractual life	exercisable	currently exercisable
$16.00	500	0.08	500	$16.00
28.95	65,000	3.17	65,000	28.95
29.00	10,000	3.42	10,000	29.00
31.62	13,250	1.08	13,250	31.62
39.55	10,000	6.33	7,500	39.55
39.65	20,000	4.42	20,000	39.65
39.90	10,000	7.08	-	N/A
44.90	10,000	5.83	10,000	44.90
51.74	6,000	8.33	-	N/A

The weighted average estimated fair value of the options granted at their grant date using the Black-Scholes option-pricing model was as follows:

	2009 (a)	2008	2007

Weighted average fair value of options granted:	N/A	$13.55	$11.00

Assumptions made:
Expected volatility	N/A	27%	19%
Risk free interest rate	N/A	1.85%	5.15%
Expected life	N/A	5 years	5 years
Dividend yield	N/A	0.23%	0.30%
(a)	The Company did not grant any options in 2009.

The expected volatility reflects the volatility of GBL stock over a period of approximately four years, prior to each respective grant date, based on month-end prices.  The expected life reflected an estimate of the length of time the employees are expected to hold the options, including the vesting period, and is based, in part, on actual experience with other grants.  The dividend yield for the grants reflected the assumption of a $0.03 per share quarterly dividend.  The weighted average remaining contractual life of the outstanding options at December 31, 2009 was 4.04 years.

The total compensation costs related to non-vested awards not yet recognized is approximately $10.7 million as of December 31, 2009.  This will be recognized as expense in the following periods:

2010	2011	2012	2013
$4,866,000	$3,014,000	$2,689,000	$122,000

For the years ended December 31, 2009, 2008 and 2007, the Company recorded approximately $5.1 million, $4.9 million and $0.5 million, respectively, in stock based compensation expense which resulted in the recognition of tax benefits of approximately $1.9 million, $1.9 million and $0.2 million, respectively.

For the years ended December 31, 2009, 2008 and 2007, the Company received approximately $608,000, $666,000 and $238,000, respectively, from the exercise of stock options which resulted in tax benefits of $168,000, $10,000 and $62,000, respectively.

Stock Repurchase Program

In 1999, the Board of Directors established the Stock Repurchase Program through which the Company has been authorized to purchase up to $9 million of class A common stock.  During 2008, the Board of Directors authorized additional repurchases of 500,000 shares in May, and 400,000 shares in August.  In 2009 and 2008, we repurchased 156,500 and 896,525 shares at an average price of $44.91 per share and $43.93 per share, respectively.  There remain 708,336 shares available under this program at December 31, 2009.  Under the program, the Company has repurchased 6,209,083 shares at an average price of $39.90 per share and an aggregate cost of $247.8 million through December 31, 2009.

Dividends

During 2009, the Company paid dividends of $2.13 per share to class A and class B shareholders totaling $58.8 million, including the Teton distribution of approximately $0.01.  During 2008, the Company paid dividends of $2.02 per share to class A and class B shareholders totaling $56.2 million.  During 2007, we paid dividends of $1.12 per share to class A and class B shareholders totaling $31.5 million.  Under the terms of the RSA agreements, we accrue dividends for RSA grantees from the date of grant but these dividends are held for grantees who are not entitled to receive dividends until their awards vest and only if they are still employed by the Company at those dates. As of December 31, 2009 and 2008, dividends accrued on RSAs not yet vested were approximately $1.4 million and $0.7 million, respectively.

Shelf Registration

In August 2009, the SEC declared effective the Company’s $400 million “shelf” registration statement on Form S-3.  This provides the Company flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount of $400 million.

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

The lease has been accounted for as a capital lease as it transfers substantially all the benefits and risks of ownership to GBL.  The Company has recorded the leased property as an asset and a capital lease obligation for the present value of the obligation of the leased property.  The leased property is amortized over the fifteen-year lease term on a straight-line basis. The capital lease obligation is amortized over the same term using the interest method of accounting.  Capital lease improvements are amortized from the date of expenditure through the end of the lease term or the useful life, whichever is shorter, on a straight-line basis.  The lease provides that all operating expenses relating to the property (such as property taxes, utilities and maintenance) are to be paid by the lessee, GBL.  These are recognized as expenses in the periods in which they are incurred.  Accumulated amortization on the leased property was approximately $3,000,000 and $2,739,000 at December 31, 2009 and 2008, respectively.

Future minimum lease payments for this capitalized lease at December 31, 2009 are as follows:

(In thousands)
2010	$1,089
2011	1,080
2012	1,080
2013	1,080
2014	1,080
Thereafter	9,720
Total minimum obligations	15,129
Interest	9,869
Present value of net obligations	$5,260

Lease payments under this agreement amounted to approximately $1,080,000, $890,000 and $856,000 for each of the years ended December 31, 2009, 2008 and 2007, respectively.  The capital lease contains an escalation clause tied to the change in the New York Metropolitan Area Consumer Price Index which may cause the future minimum payments to exceed $1,080,000 annually.  Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $1,835,000 due over the next fourteen years, which are due from affiliated entities.  Total minimum obligations exclude the operating expenses to be borne by the Company, which are estimated to be approximately $740,000 per year.

K.  Commitments and Contingencies

We rent office space under leases which expire at various dates through May 2013.  Future minimum lease commitments under these operating leases as of December 31, 2009 are as follows:

(In thousands)
2010	$605
2011	229
2012	61
2013	26
2014	-
Total	$921

Equipment rentals and occupancy expense amounted to approximately $2,509,000, $3,046,000 and $3,001,000, respectively, for the years ended December 31, 2009, 2008 and 2007.

L.  Related Party Transactions

The following is a summary of certain related party transactions.

GGCP, Inc. owns a majority of our Class B Stock, representing approximately 95% of the combined voting power and 72% of the outstanding shares of our common stock at December 31, 2009.

Capital Lease

We lease an approximately 60,000 square foot building located at 401 Theodore Fremd Avenue, Rye, New York as our headquarters (the “Building”) from an entity controlled by members of the Chairman's family.  Under the lease for the Building, which expires on December 31, 2023, we are responsible for all operating expenses, costs of electricity and other utilities and taxes.  For 2009, the rent was $1,080,000 or $18.00 per square foot, and will increase to $1,088,907, or $18.15 per square foot, for the period January 1, 2010 through December 31, 2010.  For 2008 and 2007, the rent was $889,570, or $14.83 per square foot, and $855,937, or $14.27 per square foot, respectively.

We sub-lease approximately 3,300 square feet in the Building to LICT Corporation, a company for which Mr. Gabelli serves as Chairman, which pays rent at the rate of $28 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses.  The total amounts paid in 2009, 2008, and 2007 for rent and other expenses under this lease were $113,730, $117,169, and $115,030, respectively.  Concurrent with the extension of the lease on the Building, we and LICT Corporation further agreed to extend the term of the sub-lease until December 2023 on the same terms and conditions.  As of July 1, 2008, we also sub-lease approximately 1,600 square feet in the Building to Teton.  Teton pays rent at the rate of $37.75 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses.  The total amounts paid in 2009 and 2008 for rent and other expenses under this lease were $66,911 and $33,456, respectively.

Investment Advisory Services

GAMCO, has entered into agreements to provide advisory and administrative services to MJG Associates, Inc., which is wholly-owned by Mr. Gabelli, and to GSI, a majority-owned subsidiary of the company, with respect to the private investment funds managed by each of them.  Pursuant to such agreements, GSI and MJG Associates, Inc. paid GAMCO $50,000 and $10,000, respectively, (excluding reimbursement of expenses) for each of the years 2009, 2008, and 2007.  For 2009, 2008 and 2007, Manhattan Partners I, L.P. and Manhattan Partners II, L.P., investment partnerships for which John Gabelli Inc. is the general partner, paid GAMCO investment advisory fees in the amount of $24,242, $47,380 and $54,499, respectively, and Manhattan Partners I, L.P. paid management fees in the amount of $9,002, $19,518 and $16,959, respectively, to the general partners of Gemini Global Partners, L.P.  In addition, an entity that Mr. John Gabelli’s wife is the sole shareholder of is the co-general partner of S.W.A.N. Partners, LP (“S.W.A.N.”).  S.W.A.N. paid GAMCO investment advisory fees in the amount of $26,929, $36,134 and $40,026 for 2009, 2008 and 2007, respectively.

Gabelli Securities International Limited (“GS International”) was formed in 1994 to provide management and investment advisory services to offshore funds and accounts.  Mr. Marc Gabelli, who had various responsibilities within several of our subsidiaries and is the son of our Chairman, owns 55% of GS International and GSI owns the remaining 45%.  In 1994, Gabelli International Gold Fund Limited (“GIGFL”), an offshore investment company investing primarily in securities of issuers with gold-related activities, was formed and GS International entered into an agreement to provide management services to GIGFL.  GSI in turn entered into an agreement with GS International to provide investment advisory services to GIGFL in return for receiving all investment management fees paid by GIGFL.  Pursuant to such agreement, GSI received investment management fees of $39,326 and no incentive fees for 2009.  Comparable amounts for 2008 were $60,921 and $0, respectively, and for 2007 they were $62,184 and $156,211, respectively.  As of December 31, 2009 and 2008, there were $2,808 and $24,023, respectively, payable to GIGFL included in receivable from affiliates on the consolidated statements of financial condition.

In April 1999, Gabelli Global Partners, Ltd. (“GGP Ltd.”), an offshore investment fund, was incorporated.  GS International and Gemini Capital Management, LLC (“Gemini”), an entity owned by Mr. Marc Gabelli, were engaged by GGP Ltd. as investment advisors as of July 1, 1999.  GGP Ltd. paid half of the management fees for 2009 in the amount of $42,628, to GS International, which amount it in turn paid to GSI for services provided.  For 2009 there was no incentive fee paid.  Therefore, for 2009, Gemini received half of the management fee paid by GGP Ltd. in the amount of $42,628.  GGP Ltd. paid half of the management fees and incentive fees for 2008 in the amounts of $41,710 and $85,028, respectively, to GS International, which amounts it in turn paid to GSI for services provided.  Therefore, for 2008, Gemini received half of the management fee and incentive fee paid by GGP Ltd. in the amount of $41,710 and $85,028, respectively.  For 2007, the fund paid half of the management fees and incentive fees in the amounts of $36,462 and $11,281, respectively, to GS International, with equal amounts being received by Gemini.  As of December 31, 2009 and 2008, there were $21,198 and $22,994, respectively, receivable from GGP Ltd. included in receivable from affiliates on the consolidated statements of financial condition.

In April 1999, GSI formed Gabelli Global Partners, L.P., an investment limited partnership for which GSI and Gemini are the general partners.  In March 2002, Gabelli Global Partners, L.P. changed its name to Gemini Global Partners, L.P.  Gemini received half of the management fee paid by the partnership to the general partners in the amount of $78,459 and half of incentive fee earned by the general partners in the amount of $27,025 for 2009. Comparable amounts for 2008 were $87,759 and $74,024, respectively, and comparable amounts for 2007 were $86,371 and $42,929, respectively.  As of December 31, 2009 and 2008, there were $67,730 and $111,489, respectively, receivable from Gemini Global Partners, L.P. included in receivable from affiliates on the consolidated statements of financial condition.

In December 1999, Gabelli European Partners, Ltd., an offshore investment fund, was incorporated.  GS International was engaged as an investment advisor by the fund as of January 1, 2000.  For services rendered by GSI, GS International paid GSI all of the management fees it received for 2008 from the fund in the amount of $8,971.  There were no incentive fees for 2008.  For 2007, management fees were $11,756 and incentive fees were $55,974.  Gabelli European Partners, Ltd. was closed on March 31, 2009 and did not pay any management fees or incentive fees during 2009.  As of December 31, 2008, there was $35,864 payable to Gabelli European Partners, Ltd. included in receivable from affiliates on the consolidated statements of financial condition.

We serve as the investment advisor for the Funds and earn advisory fees based on predetermined percentages of the average net assets of the Funds.  In addition, Gabelli & Company has entered into distribution agreements with each of the Funds.  As principal distributor, Gabelli & Company incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a distribution fee from the Funds or reimbursement from the investment advisor.  Gabelli & Company earns a majority of its commission revenue from transactions executed on behalf of clients of affiliated companies.  Advisory and distribution fees receivable from the Funds were approximately $26,930,000 and $8,784,000 at December 31, 2009 and 2008, respectively.  GBL earned approximately $1,831,000, $1,707,000 and $1,400,000 in 2009, 2008 and 2007, respectively, in advisory fee revenues and approximately $12,000, $18,000 and $21,000 in 2009, 2008 and 2007, respectively, in distribution fees from our proprietary investments in the Funds which are included in investment advisory and incentive fees and distribution fees and other income, respectively, on the consolidated statements of income.

Investments in Securities

At December 31, 2009 and December 31, 2008, approximately $107 million and $128 million, respectively, of our proprietary investment portfolio were managed by our analysts or portfolio managers other than Mr. Gabelli.  The individuals managing these accounts receive 20% of the net profits, if any, earned on the accounts; however, some of the analysts are required to meet a hurdle rate of 5% before earning this 20% payout.  A son of the Chairman, was given responsibility in August 2006 for managing an account with up to $50 million of our proprietary investments, which account was funded with approximately $40 million during 2006, for which he would be paid on an annual basis 20% of any net profits earned on the account for the year.  During 2009, $20 million was transferred from this account back to the firm’s proprietary account and is no longer subject to the 20% payout.  For 2009 and 2008, there were no earnings for managing this account.  For 2007, he earned $401,624 for managing this account.

We had an aggregate investment in the Funds of approximately $399,256,000 and $374,977,000 at December 31, 2009 and 2008, respectively, of which approximately $336,875,000 and $328,537,000 was invested in a money market mutual fund, included in cash and cash equivalents, at December 31, 2009 and 2008, respectively.  GBL earned approximately $873,000, $5,208,000, and $6,717,000 in 2009, 2008 and 2007, respectively, in dividend income from our investment in our money market mutual fund. Distributions from investments in our equity Funds, which are included within interest and dividend income on the consolidated statements of income, were approximately $653,000, $1,933,000, and $11,391,000, in 2009, 2008 and 2007, respectively.

Compensation

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

Consistent with the firm’s practice since its inception in 1977, Mr. Gabelli will also continue receiving a percentage of revenues or net operating contribution, which are substantially derived from AUM, as compensation relating to or generated by the following activities: (i) managing or overseeing the management of various investment companies and partnerships, (ii) attracting mutual fund shareholders, (iii) attracting and managing Institutional and Private Wealth Management, and (iv) otherwise generating revenues for the company. Such payments are made in a manner and at rates as agreed to from time to time by GAMCO, which rates have been and generally will be the same as those received by other professionals at GAMCO performing similar services. With respect to our institutional and high net worth asset management and mutual fund advisory business, we pay out up to 40% of the revenues or net operating contribution to the portfolio managers and marketing staff who introduce, service or generate such business, with payments involving the Institutional and Private Wealth Management accounts being typically based on revenues and payments involving the mutual funds being typically based on net operating contribution.

Mr. Gabelli has agreed that while he is employed by us he will not provide investment management services outside of GAMCO, except for certain permitted accounts.  The Amended Agreement may not be amended without the approval of the Compensation Committee.

The Chairman and CEO received compensation in the form of a management fee for managing the Company.  Additionally, he earns compensation for acting as portfolio manager and/or attracting and providing client service to a large number of GAMCO's Institutional and Private Wealth Management, for creating and acting as portfolio manager of several open-end funds, for creating and acting as portfolio manager of the closed-end Funds and for providing other services, including acting as portfolio and relationship manager of investment partnerships.

Other

On May 31, 2006, we entered into an Exchange and Standstill Agreement with Frederick J. Mancheski, a significant shareholder, pursuant to which, among other things, he agreed to exchange his 2,071,635 shares of class B common stock for an equal number of shares of class A common stock.  The standstill expires on May 31, 2016.  Certain shareholders of GGCP, including two of our executive officers and a director, who received shares of class B common stock in a distribution from GGCP, also agreed to exchange their shares of class B common stock for an equal number of shares of class A common stock.  Pursuant to a Registration Rights Agreement that we entered into with Mr. Mancheski, we filed a shelf registration statement that was declared effective by the SEC on September 1, 2006 for the sale by Mr. Mancheski and others, including certain of our officers, employees and a director, of up to 2,486,763 shares of class A common stock.

For 2009, 2008, and 2007, we incurred variable costs of $299,965, $299,713, and $270,787, respectively, for actual usage (but not the fixed costs) relating to our use of aircraft in which GGCP owns the fractional interests.

As required by our Code of Ethics, our staff members are required to maintain their brokerage accounts at Gabelli & Company unless they receive permission to maintain an outside account.  Gabelli & Company offers all of its staff the opportunity to engage in brokerage transactions at discounted rates.  Accordingly, many of our staff members, including the executive officers or entities controlled by them, have brokerage accounts at Gabelli & Company and have engaged in securities transactions at discounted rates.

Gabelli & Company also participates in syndicated underwriting activities, some of which involve the issuance of preferred or common shares of Gabelli closed-end funds.  During 2009, Gabelli & Company acted as the dealer manager for The Gabelli Global Deal Fund’s Series A Cumulative Callable Preferred Share Rights Offering and as agent in the secondary offerings of the Gabelli Global Gold, Natural Resources & Income Trust.  For 2008, Gabelli & Company did not participate in any syndicated underwritings.  In 2007, there were 2 such Gabelli closed-end fund offering underwritings with Gabelli & Company commitments for them of $42.5 million.  During 2009, 2008 and 2007 there were $4,079,899, $0 and $880,382, respectively, included in institutional research services in the consolidated statements of income.

GBL and Teton entered into a transitional administrative and management service agreement in connection with the spin-off of Teton from GBL that formalized certain arrangements.  Teton pays to GBL .20% on the average net assets of the mutual funds managed by Teton as compensation for providing mutual fund administration services and $15,000 per month for various administrative services.  Prior to the spin-off these fees were eliminated.  During 2009, there was $885,592 included in distribution fees and other income in the consolidated statements of income.

M.  Financial Requirements

As a registered broker-dealer, Gabelli & Company is subject to Uniform Net Capital Rule 15c3-1 (the “Rule”) of the SEC.  Gabelli & Company computes its net capital under the alternative method permitted by the Rule which requires minimum net capital of $250,000.  The Company has consistently met or exceeded this requirement.

In connection with the registration of our subsidiary, GAMCO Asset Management (UK) Limited with the Financial Services Authority, the Company is required to maintain a minimum Liquid Capital Requirement of £267,000 ($425,000 at December 31, 2009), and an Own Funds Requirement of €50,000 ($72,000 at December 31, 2009).  We have consistently met or exceeded these requirements.

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

O.  Profit Sharing Plan and Incentive Savings Plan

The Company has a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all employees.  Company contributions to the plans are determined annually by the Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code.  The Company accrued contributions of approximately $79,000, $61,000 and $102,000 to the plans for the years ended December 31, 2009, 2008 and 2007, respectively.

P. Goodwill and Identifiable Intangible Asset

The Company assesses the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant, using a present value cash flow method.  There was an impairment charge of $1,479,000 recorded for the year ended December 31, 2008 relating to the advisory contract for the Enterprise Mergers and Acquisitions Fund as described below.  There was an impairment charge of $56,000 recorded for the year ended December 31, 2007 as a result of the voluntary deregistration of an inactive broker dealer subsidiary.  At December 31, 2009, $3.5 million of goodwill is reflected on the consolidated statement of financial condition related to a 93%-owned subsidiary, GSI.

On March 10, 2008, the Enterprise Mergers and Acquisitions Fund's Board of Directors, subsequent to obtaining shareholder approval, approved the assignment of the advisory contract to Funds Advisor as the investment adviser to the fund.  GAMCO had been the sub-adviser to the fund.  On July 8, 2008, the fund was renamed the Gabelli Enterprise Merger and Acquisitions Fund.  The liability of the Company for the assignment of the advisory contract was calculated based upon AUM on the six-month anniversary date subject to certain minimums.  As a result of becoming the adviser to the rebranded Gabelli Enterprise Mergers and Acquisitions Fund, the Company maintains an identifiable intangible asset within other assets on the consolidated statement of financial condition of approximately $1.9 million, after the write down of $1.5 million during 2008, at both December 31, 2009 and 2008.  The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2010.

Q.  Other Matters

In the normal course of business, the Company has been, and may continue to be, named in legal actions, including a recently-filed FINRA arbitration claim.  These claims may seek substantial compensatory as well as punitive damages.  At this point, the Company cannot predict the ultimate outcome of these claims nor can it estimate a possible loss amount, if any.  However, in the opinion of management, the resolution of such claims will not be material to the financial condition of the Company.

In September 2008, Gabelli Funds, LLC (“Gabelli Funds”) reached agreement in principle with the staff of the Securities and Exchange Commission (“SEC”), subject to Commission approval, on a previously disclosed matter that had been ongoing for several years involving compliance with Section 19(a) of the Investment Company Act of 1940 and Rule 19a-1 there under by two closed-end funds.  The agreement was finalized with the Commission on January 12, 2009.  The provisions of Section 19(a) of Rule 19a-1 require registered investment companies, when making a distribution in the nature of a dividend from sources other than net investment income, to contemporaneously provide written statements to shareholders that adequately disclose the source or sources of such distribution.  While the two funds sent annual statements and provided other materials containing this information, the shareholders did not receive the notices required by Rule 19a-1 with any of the distributions that were made for 2002 and 2003.  Gabelli Funds believes that the funds have been in compliance with Section 19(a) and Rule 19a-1 since the beginning of 2004.  As part of the settlement, in which Gabelli Funds neither admits nor denies the findings by the SEC, Gabelli Funds paid a civil monetary penalty of $450,000 and agreed to cease and desist from causing violations of Section 19(a) and Rule 19a-1.  In connection with the settlement, the SEC noted the remedial actions previously undertaken by Gabelli Funds.

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

The Company indemnifies the clearing brokers of Gabelli & Company for losses they may sustain from the customer accounts that trade on margin introduced by our broker-dealer subsidiary.  At December 31, 2009, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements, and believes the likelihood of a claim being made is remote.  The Company’s estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the consolidated financial statements.

R.  Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2009 and 2008 is presented below.
	2009
(in thousands, except per share data)	1st	2nd	3rd	4th	Full Year
Revenues	$43,359	$45,171	$51,582	$78,002	$218,114
Operating income	11,502	12,661	16,860	31,187	72,210
Net income attributable to GAMCO
Investors, Inc.’s shareholders	8,212	13,316	14,651	19,354	55,533
Net income attributable to GAMCO
Investors, Inc.’s shareholders per share:
Basic	0.30	0.49	0.54	0.71	2.03
Diluted	$0.30	$0.48	$0.53	$0.70	$2.02

	2008
	1st	2nd	3rd	4th	Full Year
Revenues	$66,548	$65,424	$62,980	$50,060	$245,012
Operating income	23,257	21,207	21,273	19,280	85,017
Net income attributable to GAMCO
Investors, Inc.’s shareholders	10,486	14,459	11,985	(12,064)	24,866
Net income attributable to GAMCO
Investors, Inc.’s shareholders per share:
Basic	0.37	0.52	0.43	(0.44)	0.89
Diluted	$0.37	$0.51	$0.43	$(0.44)	$0.89

S.  Subsequent Events

On February 9, 2010, the Board of Directors declared a regular quarterly dividend of $0.03 per share to all of its shareholders, payable on March 30, 2010 to shareholders of record on March 16, 2010.

On February 9, 2010, the Compensation Committee of the Board of Directors approved the granting of 88,800 RSAs to various professional staff to be issued on June 1, 2010 based upon the recommendation of the Company’s Chairman, who did not receive an RSA award.

From January 1, 2010 to March 15, 2010, the Company repurchased 96,400 shares at $43.09 per share.  This brings the remaining authorization under the stock repurchase program to 611,936 shares at March 15, 2010.

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

(b) Management’s Report on Internal Control Over Financial Reporting

GBL's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Management, with the participation of the principal executive officer and under the supervision of the principal financial officer, the Company conducted an evaluation of the effectiveness of the GBL's internal control over financial reporting as of December 31, 2009, as required by Rule 13a-15(c) of the Exchange Act.  There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives.  In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, management concluded that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.  The independent registered public accounting firm that audited the consolidated financial statements included in the annual report containing the disclosure required by this Item has issued an attestation report on the Company's internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2009 Annual Meeting, GBL also submitted to the New York Stock Exchange (“NYSE”) a certification by our Chief Executive Officer that he is not aware of any violations by GBL of the NYSE corporate governance listing standards as of the date of the certification.

ITEM 11: EXECUTIVE COMPENSATION

Information required by Item 11 is included in our Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is included in our Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is included in our Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

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

(3) List of Exhibits:

RIDER A

The agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

Exhibit
Number                                                          Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation of GAMCO Investors, Inc. (the “Company”) (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 11, 2009).

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

4.2	Form of Convertible Promissory Note (there are 8), dated August 14, 2001, of the Company, as amended. (Attached as Exhibit A to Exhibit 10.8 Sixth Amendment).

4.3	Form of Convertible Promissory Note, dated October 2, 2008, of the Company, as amended. (Attached as Exhibit A to Exhibit 10.3, First Amendment).

4.4
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

4.6
Form of Note (included in Exhibit 4.5).  (Incorporated by reference to Exhibit 4.3 to the Company's Report on Form 8-K dated February 8, 2002 filed with the Securities and Exchange Commission on February 8, 2002).

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

10.8
Note Purchase Agreement, dated as of August 10, 2001, by and among Cascade Investment L.L.C., a Washington limited liability company, GAMCO Investors, Inc., a New York corporation, Mario J. Gabelli, Gabelli Group Capital Partners, Inc., a New York corporation, and Rye Holdings, Inc., a New York corporation, and Rye Capital Partners, Inc., a Delaware corporation (Incorporated by reference to Exhibit 1.1 to the Company's Form 10-Q/A for the quarter ended September 30, 2001, filed with the Securities and Exchange Commission on November 16, 2001), as amended by the Third Amendment, dated as of February 28, 2005 (Incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated March 1, 2005 filed with the Securities and Exchange Commission on March 2, 2005), as amended by the Fourth Amendment, dated as of June 30. 2006 (Incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated June 30, 2006 filed with the Securities and Exchange Commission on June 30, 2006, as amended by the Fifth Amendment, dated April 17, 2007 (Incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K, dated April 18, 2007 filed with the Securities and Exchange Commission on April 23, 2007) as amended by the Sixth Amendment, dated as of March 24, 2009 (filed herewith).

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

10.11

First Amendment to Registration Reports Agreement, dated October 2, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, dated October 2, 2008 filed with the Securities and Exchange Commission on October 3, 2008).

10.12

Employment agreement between the Company and Jeffery M. Farber.  (Incorporated by reference to Exhibit 99.2 to Company's Report on Form 8-K dated July 21, 2008 filed with the Securities and Exchange Commission on July 28, 2008).

10.13

Note Purchase Agreement, dated October 2, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 2, 2008 filed with the Securities and Exchange Commission on October 3, 2008) as amended by the First Amendment, dated as of March 24, 2009 (filed herewith).

10.14

Escrow Agreement dated October 2, 2008.  (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated October 2, 2008 filed with the Securities and Exchange Commission on October 3, 2008).

12.1	Computation of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (included on page 100 of this Report).

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

 (b)  Reports on Form 8-K:

We filed the following Current Reports on Form 8-K during the three months ended December 31, 2009.

1.	Current Report on Form 8-K, dated November 6, 2009 containing the press release disclosing the declaration of a special dividend of $2.00 per share and a regular dividend of $0.03 per share.
2.	Current Report on Form 8-K, dated November 6, 2009 containing the press release disclosing our operating results for the third quarter ended September 30, 2009.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on March 15, 2010.

GAMCO INVESTORS, INC.

By:/s/ Kieran Caterina	By:/s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Principal Accounting Officer	Title: Co-Principal Accounting Officer

Date: March 15, 2010	Date: March 15, 2010

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

Signature	Title	Date

/s/ Mario J. Gabelli	Chairman of the Board,	March 15, 2010
Mario J. Gabelli	Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ Jeffrey M. Farber	Executive Vice-President and	March 15, 2010
Jeffrey M. Farber	Chief Financial Officer

/s/ Kieran Caterina	Co-Principal Accounting	March 15, 2010
Kieran Caterina	Officer

/s/ Diane M. LaPointe	Co-Principal Accounting	March 15, 2010
Diane M. LaPointe	Officer

/s/ Edwin L. Artzt	Director	March 15, 2010
Edwin L. Artzt

/s/ Raymond C. Avansino, Jr.	Director	March 15, 2010
Raymond C. Avansino, Jr.

/s/ Richard L. Bready	Director	March 15, 2010
Richard L. Bready

/s/ Eugene R. McGrath	Director	March 15, 2010
Eugene R. McGrath

/s/ Robert S. Prather, Jr.	Director	March 15, 2010
Robert S. Prather, Jr.

/s/ Elisa M. Wilson	Director	March 15, 2010
Elisa M. Wilson