Form 10-Q
period 2010-03-31
GAMCO INVESTORS, INC. ET AL
filed 2010-05-06
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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
Yes☐    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer", "accelerated filer", and "smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at April 30, 2010
Class A Common Stock, .001 par value	7,102,097
Class B Common Stock, .001 par value	20,292,917

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended March 31, 2010 and 2009

Condensed Consolidated Statements of Financial Condition:
- March 31, 2010
- December 31, 2009
- March 31, 2009

Condensed Consolidated Statements of Equity and Comprehensive Income:
- Three months ended March 31, 2010 and 2009

Condensed Consolidated Statements of Cash Flows:
- Three months ended March 31, 2010 and 2009

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Included in Item 2)

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenues
Investment advisory and incentive fees	$49,342	$35,199
Institutional research services	3,424	3,650
Distribution fees and other income	7,232	4,510
Total revenues	59,998	43,359
Expenses
Compensation	26,213	20,785
Management fee	2,448	1,349
Distribution costs	7,031	5,422
Other operating expenses	4,936	4,301
Total expenses	40,628	31,857

Operating income	19,370	11,502
Other income (expense)
Net gain from investments	5,232	2,592
Interest and dividend income	815	1,278
Interest expense	(3,292)	(3,234)
Total other income, net	2,755	636
Income before income taxes	22,125	12,138
Income tax provision	8,294	3,988
Net income	13,831	8,150
Net income (loss) attributable to noncontrolling interests	105	(62)
Net income attributable to GAMCO Investors, Inc.'s shareholders	$13,726	$8,212

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.50	$0.30

Diluted	$0.50	$0.30

Weighted average shares outstanding:
Basic	27,184	27,379

Diluted	28,148	27,386

Dividends declared:	$0.03	$0.03

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	March 31,	December 31,	March 31,
	2010	2009	2009
ASSETS
Cash and cash equivalents, including restricted cash of $62,265,
$62,258 and $22,199, respectively	$411,365	$400,528	$415,854
Investments in securities, including restricted securities of $0,
$0 and $39,968, respectively	177,001	157,403	165,614
Investments in partnerships	70,744	62,655	56,244
Receivable from brokers	25,368	30,072	12,911
Investment advisory fees receivable	18,858	35,685	12,044
Income tax receivable and deferred tax assets	-	-	23,913
Other assets	21,289	21,466	18,695
Total assets	$724,625	$707,809	$705,275

LIABILITIES AND EQUITY
Payable to brokers	$4,394	$395	$2,149
Income taxes payable and deferred tax liabilities	7,548	8,523	-
Capital lease obligation	5,239	5,265	5,313
Compensation payable	21,335	13,302	15,129
Securities sold, not yet purchased	9,063	9,569	3,570
Mandatorily redeemable noncontrolling interests	1,636	1,622	1,388
Accrued expenses and other liabilities	23,333	25,157	21,034
Sub-total	72,548	63,833	48,583

5.5% Senior notes (due May 15, 2013)	99,000	99,000	99,000
6% Convertible note (due August 14, 2011)	39,873	39,851	39,787
6.5% Convertible note (due October 2, 2018)	60,000	60,000	60,000
Total liabilities	271,421	262,684	247,370
Redeemable noncontrolling interests	1,464	1,464	3,168
Commitments and contingencies (Note J)
Equity
GAMCO Investors, Inc. stockholders' equity
Class A Common Stock, $0.001 par value; 100,000,000
shares authorized; 13,119,776, 13,120,276 and 13,033,062
issued, respectively; 7,131,297, 7,311,997 and 7,381,283
outstanding, respectively	13	13	13
Class B Common Stock, $0.001 par value; 100,000,000
shares authorized; 24,000,000 shares issued;
20,292,917, 20,292,917 and 20,370,931 shares
outstanding, respectively	20	20	20
Additional paid-in capital	252,987	251,591	247,128
Retained earnings	423,374	410,473	420,841
Accumulated comprehensive income	20,871	19,088	17,121
Treasury stock, at cost (5,988,479, 5,808,279 and 5,651,779
shares, respectively)	(249,604)	(241,567)	(234,537)
Total GAMCO Investors, Inc. stockholders' equity	447,661	439,618	450,586
Noncontrolling interests	4,079	4,043	4,151
Total equity	451,740	443,661	454,737

Total liabilities and equity	$724,625	$707,809	$705,275

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
UNAUDITED
(In thousands)

For the three months ended March 31, 2010
		GAMCO Investors, Inc. shareholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling	Comprehensive
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests	Income
Balance at December 31, 2009	$4,043	$33	$251,591	$410,473	$19,088	$(241,567)	$443,661	$1,464	$-
Redemption of noncontrolling
interests	-	-	-	-	-	-	-	(475)	-
Contributions of noncontrolling
interests	-	-	-	-	-	-	-	406	-
Net income	36	-	-	13,726	-	-	13,762	69	13,831
Net unrealized gains on
securities available for sale,
net of income tax ($1,067)	-	-	-	-	1,816	-	1,816	-	1,816
Foreign currency translation	-	-	-	-	(33)	-	(33)	-	(33)
Dividends declared ($0.03 per
share)	-	-	-	(825)	-	-	(825)	-	-
Stock based compensation
expense	-	-	1,383	-	-	-	1,383	-	-
Exercise of stock options
including tax benefit	-	-	13	-	-	-	13	-	-
Purchase of treasury stock	-	-	-	-	-	(8,037)	(8,037)	-	-
Balance at March 31, 2010	$4,079	$33	$252,987	$423,374	$20,871	$(249,604)	$451,740	$1,464	$15,614

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
UNAUDITED
(In thousands)

For the three months ended March 31, 2009
		GAMCO Investors, Inc. shareholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling	Comprehensive
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests	Income
Balance at December 31, 2008	$4,788	$33	$245,973	$413,761	$14,923	$(234,537)	$444,941	$4,201	$-
Purchase of subsidiary shares
from noncontrolling interest	(172)	-	-	-	-	-	(172)	-	-
Redemption of noncontrolling
interests	-	-	-	-	-	-	-	(1,024)
Spin-off of subsidiary shares
to noncontrolling interests	(412)	-	-	-	-	-	(412)	-	-
Net income	(53)	-	-	8,212	-	-	8,159	(9)	8,150
Net unrealized gains on
securities available for sale,
net of income tax ($1,256)	-	-	-	-	2,205	-	2,205	-	2,205
Foreign currency translation	-	-	-	-	(7)	-	(7)	-	(7)
Dividends declared ($0.03 per
share)	-	-	-	(1,132)	-	-	(1,132)	-	-
Income tax effect of transaction
with shareholders	-	-	(243)	-	-	-	(243)	-	-
Stock based compensation
expense	-	-	1,271	-	-	-	1,271	-	-
Exercise of stock options
including tax benefit	-	-	127	-	-	-	127	-	-
Balance at March 31, 2009	$4,151	$33	$247,128	$420,841	$17,121	$(234,537)	$454,737	$3,168	$10,348

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Operating activities
Net income	$13,831	$8,150
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net (gains) losses from partnerships and affiliates	(2,352)	(918)
Depreciation and amortization	171	165
Stock based compensation expense	1,383	1,271
Deferred income taxes	277	(947)
Tax benefit from exercise of stock options	5	34
Foreign currency translation gain/(loss)	(33)	(7)
Fair value of donated securities	77	121
(Gains) losses on sales of available for sale securities	-	(794)
Amortization of discount on debt	22	21
(Increase) decrease in assets:
Investments in trading securities	(17,980)	70,527
Investments in partnerships:
Contributions to partnerships	(11,129)	(807)
Distributions from partnerships	5,391	6,189
Receivable from brokers	4,704	3,549
Income tax receivable and deferred tax assets	-	(281)
Investment advisory fees receivable	16,827	(109)
Other assets	(6)	776
Increase (decrease) in liabilities:
Payable to brokers	3,999	292
Income taxes payable and deferred tax liabilities	(2,320)	-
Compensation payable	8,035	(1,099)
Mandatorily redeemable noncontrolling interests	14	(8)
Accrued expenses and other liabilities	(1,791)	(2,498)
Total adjustments	5,294	75,477
Net cash provided by operating activities	19,125	83,627

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Investing activities
Purchases of available for sale securities	$(4)	$(5,419)
Proceeds from sales of available for sale securities	686	2,175
Increase in restricted cash	(7)	(15,043)
Net cash provided by (used in) investing activities	675	(18,287)

Financing activities
Contributions related to consolidated investment partnerships and offshore funds	(69)	(1,023)
Proceeds from exercise of stock options	8	93
Dividends paid	(825)	(1,742)
Purchase of subsidiary shares from noncontrolling interests	-	(172)
Purchase of treasury stock	(8,037)	-
Net cash used in financing activities	(8,923)	(2,844)
Net increase in cash and cash equivalents	10,877	62,496
Effect of exchange rates on cash and cash equivalents	(48)	(15)
Cash and cash equivalents at beginning of period	338,270	331,174
Cash and cash equivalents at end of period	$349,099	$393,655
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,447	$3,413
Cash paid for taxes	$9,969	$5,743
Non-cash acivity:
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
March 31, 2010
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

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 from which the accompanying condensed consolidated financial statements were derived.

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

Recent Accounting Developments

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009 and shall be applied prospectively.  Early adoption is prohibited.  The Company adopted this guidance on January 1, 2010 with no impact to the condensed consolidated financial statements.

In June 2009, the FASB issued amended guidance on the accounting for variable interest entities (“VIEs”).  The amendments will significantly affect the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary.  The guidance requires continuous assessment of the reporting entity’s involvement with such VIEs.  The revised guidance also enhances the disclosure requirements for a reporting entity’s involvement with VIEs, irrespective of whether they qualify for deferral, as discussed below.  The guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited.  In February 2010, the FASB issued further guidance which provided a limited scope deferral for a reporting entity’s interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity.  The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on VIEs.  The Company adopted this guidance on January 1, 2010 and has evaluated the deferral guidelines and determined that all significant entities that the Company is involved with that this guidance would potentially have impacted qualify for the deferral, and therefore the guidance issued did not have a material impact on the condensed consolidated financial statements.

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements.  The guidance affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements.  The guidance requires new disclosures regarding transfers in and out of Level 1 and 2 fair value measurements and activity related to Level 3 fair value measurements.  In addition, the guidance clarifies existing fair value disclosure requirements related to the level of disaggregation of assets and liabilities and the valuation techniques and inputs used.  This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2010 without a material impact to the condensed consolidated financial statement disclosures.

 B.  Investment in Securities

Investments in securities at March 31, 2010, December 31, 2009 and March 31, 2009 consisted of the following:

	March 31, 2010		December 31, 2009		March 31, 2009
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$1,388	$1,348	$-	$-	$43,711	$43,820
Common stocks	68,071	74,573	53,985	58,834	40,782	35,250
Mutual funds	1,194	1,379	1,194	1,295	3,132	2,328
Convertible bonds	637	749	-	-	-	-
Preferred stocks	-	11	-	15	-	14
Other investments	367	142	819	585	321	323
Total trading securities	71,657	78,202	55,998	60,729	87,946	81,735

Available for sale securities:
Common stocks	17,063	34,655	17,100	34,294	18,234	39,285
Mutual funds	48,773	64,144	49,656	62,380	50,167	44,594
Total available for sale securities	65,836	98,799	66,756	96,674	68,401	83,879

Total investments in securities	$137,493	$177,001	$122,754	$157,403	$156,347	$165,614

Securities sold, not yet purchased at March 31, 2010, December 31, 2009 and March 31, 2009 consisted of the following:

	March 31, 2010		December 31, 2009		March 31, 2009
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Common stocks	$9,268	$9,052	$9,505	$9,569	$3,443	$3,570
Other	10	11	-	-	-	-
Total securities sold, not yet purchased	$9,278	$9,063	$9,505	$9,569	$3,443	$3,570

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities and those with maturities of three months or less at time of purchase are classified as cash and cash equivalents.  A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses, reported in current period earnings.  Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of equity except for losses deemed to be other than temporary which are recorded as unrealized losses in the condensed consolidated statements of income.  There were no impairment of AFS securities for the three month periods ended March 31, 2010 and 2009.

The Company recognizes all derivatives as either assets or liabilities measured at fair value and are included in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company will enter into hedging transactions to manage its exposure to foreign currencies and equity prices related to its proprietary investments.  These transactions are not designated as hedges for accounting purposes, and changes in fair values of these derivatives are included in net gain (loss) from investments in the condensed consolidated statements of income.  For the three months ended March 31, 2010 and 2009, the Company had derivative transactions in equity derivatives which resulted in net losses of $61,000 and $27,000, respectively.  The notional value of derivatives at March 31, 2010 and December 31, 2009 was $38,000 and $275,000, respectively and the fair value was $29,000 and $246,000, respectively.  There were no derivatives held as of March 31, 2009.

At March 31, 2010, December 31, 2009 and March 31, 2009, the fair value of common stock investments available for sale was $34.7 million, $34.3 million and $39.3 million, respectively.  The total unrealized gains for common stock investments available for sale securities with unrealized gains was $17.6 million, $17.2 million and $21.1 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.  There were no unrealized losses for common stock investments available for sale at March 31, 2010, December 31, 2009 or March 31, 2009.  At March 31, 2010, December 31, 2009 and March 31, 2009, the fair value of mutual fund investments available for sale with unrealized gains was $62.2 million, $60.4 million and $6.3 million, respectively.  At March 31, 2010, December 31, 2009 and March 31, 2009, the fair value of mutual fund investments available for sale with unrealized losses was $1.9 million, $2.0 million and $38.3 million, respectively.  The total unrealized gains for mutual fund investments available for sale securities with unrealized gains was $15.4 million, $12.9 million and $0.5 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively, while the total unrealized losses for available for sale securities with unrealized losses was $0.1 million, $1,700 and $6.1 million, respectively.

Increases in unrealized gains to fair value, net of taxes, for the three months ended March 31, 2010 and 2009 of $1.8 million and $2.2 million, respectively, have been included in other comprehensive income, a component of equity, at March 31, 2010 and March 31, 2009, respectively.  Proceeds from sales of investments available for sale were approximately $0.7 million and $2.2 million for the three month periods ended March 31, 2010 and 2009, respectively.  For the three months ended March 31, 2010 and 2009, gross gains on the sale of investments available for sale amounted to less than $1,000 and $0.8 million, respectively; there were no gross losses on the sale of investments available for sale.  The basis on which the cost of a security sold is determined is specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	March 31, 2010			December 31, 2009			March 31, 2009
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Mutual Funds	$2,002	$(55)	$1,947	$2,002	$(2)	$2,000	$44,402	$(6,109)	$38,293

At March 31, 2010, there were two holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at March 31, 2010 were mutual funds with diversified holdings across multiple companies and in most cases across multiple industries.  One holding was impaired for four months and one holding was impaired for twelve consecutive months.  The fair value of these holdings at March 31, 2010 was $1.9 million.

At December 31, 2009, there were five holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at December 31, 2009 were mutual funds with diversified holdings across multiple companies and in most cases across multiple industries.  One holding was impaired for one month, one holding was impaired for nine consecutive months and three holdings were impaired for fourteen consecutive months.  The fair value of these holdings at December 31, 2009 was $2.0 million.

At March 31, 2009, there were sixty-four holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at March 31, 2009 were mutual funds with diversified holdings across multiple companies and in most cases across multiple industries.  Fifty-five holdings were impaired for three months, one holding was impaired for five consecutive months, two holdings were impaired for six consecutive months and six holdings were impaired for seven consecutive months.  The fair value of these holdings at March 31, 2009 was $38.3 million.

C. Investments in Partnerships

The Company is general partner or co-general partner of various sponsored limited partnerships and the investment manager of various sponsored offshore funds whose underlying assets consist primarily of marketable securities (the “affiliated entities”).  We also have investments in those unaffiliated partnerships, offshore funds and other entities.  Certain of the entities are consolidated, generally because a majority of the equity is owned by the Company.  Other investment partnerships for which we serve as the general partner but have only a minority ownership interest are not consolidated because the limited partners have substantive rights to replace the Company as general partner.  Our balance sheet caption “investments in partnerships” includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting.  The Company reflects the equity in earnings of these equity method investees under the caption net gain/(loss) from investments on the condensed consolidated statements of income.

We also have sponsored a number of investment vehicles where we are the investment manager in which, aside from one instance, we do not have an equity investment.  These vehicles are considered VIEs and we are not the primary beneficiary because we do not absorb a majority of the entities’ expected losses or expected returns.  The Company has not provided any financial or other support to these entities.  The total assets of these entities at March 31, 2010, December 31, 2009 and March 31, 2009 were $10.5 million, $10.4 million and $9.1 million, respectively.  Our maximum exposure to loss as a result of our involvement with the VIEs is limited to our investment in the respective VIEs which was only the case for one of these.  On March 31, 2010, December 31, 2009 and March 31, 2009, we had an investment in one of the VIE offshore funds of approximately $287,000, $284,000 and $264,000, respectively, and was included in investments in partnerships on the condensed consolidated statements of financial condition.  Additionally, as the general partner or investment manager to these VIEs the Company earns fees in relation to these roles, which given a decline in AUMs for the VIEs would result in lower fee revenues earned by the Company which would be reflected in the condensed consolidated statement of income, condensed consolidated statement of financial condition and condensed consolidated statement of cash flows.

At March 31, 2010, December 31, 2009 and March 31, 2009, and for the three months ended March 31, 2010 and March 31, 2009, the Company consolidated two limited partnerships and one offshore fund (the “consolidated feeder funds”), two limited partnerships and one offshore fund, three limited partnerships and one offshore fund, two limited partnerships and one offshore funds, and three limited partnerships and one offshore fund, respectively, that owned 100% of their offshore master funds.  The Company retained the specialized accounting of the consolidated feeder funds in the Company’s consolidated financial statements.  Included in the investment in partnerships on the Company’s consolidated statement of financial condition as of March 31, 2010, December 31, 2009 and March 31, 2009, is $26.2 million $25.1 million, and $21.4 million, respectively, which represents the consolidated feeder fund’s proportionate investment in the master funds carried at fair value.

D. Fair Value

All of the instruments within cash and cash equivalents, investments in securities and securities sold, not yet purchased are measured at fair value.  Certain instruments within investments in partnerships are also measured at fair value as described in detail below.

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with the FASB’s guidance on fair value measurement.  The levels of the fair value hierarchy and their applicability to the Company are described below:

-
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date.  Level 1 assets include cash equivalents, government obligations, listed mutual funds and equities.

-
Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly-quoted intervals.  Assets that generally are included in this category may include certain limited partnership interests in hedge funds in which the valuations for substantially all of the investments within the fund are based upon Level 1 or Level 2 inputs and over the counter derivatives that have inputs to the valuations that can be generally corroborated by observable market data.

-
Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  Assets included in this category generally include equities and direct private equity investments held within consolidated partnerships.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  Investments are transferred into or out of any level at their beginning period values.

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

Many of our securities have bid and ask prices that can be observed in the marketplace.  In the absence of a closing price, an average of the bid and ask price is used.  Bid prices reflect the highest price that the market is willing to pay for an asset.  Ask prices represent the lowest price that the market is willing to accept for an asset.

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

Investments in securities and securities sold, not yet purchased – Investments in securities and securities sold, not yet purchased are generally valued based on quoted prices from an exchange.  To the extent these securities are actively traded, valuation adjustments are not applied, and they are categorized in Level 1 of the fair value hierarchy.  Nonpublic and infrequently traded investments are included in Level 3 of the fair value hierarchy because significant inputs to measure fair value are unobservable.  Securities categorized in Level 2 investments are valued using other observable inputs.

Investments in Partnerships – The Company’s investments include limited partner investments in hedge funds.  Initially, the transaction price is generally considered by the Company as the exit price and is the Company’s best estimate of fair value.  After initial recognition, in determining the fair value of internally managed funds, the Company considers the net asset value of the fund to be the best estimate of fair value.  Investments in hedge funds that are redeemable at the measurement date or in the near future, are categorized in Level 2 of the fair value hierarchy.  These funds primarily invest in long and short investments in debt and equity securities that are traded in public and over-the-counter exchanges in the United States and are classified as level 1 assets or liabilities in the funds’ financial statements.  We may redeem our investments in these funds monthly with 30 days’ notice.

The following table presents information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of March 31, 2010, December 31, 2009 and March 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2010 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2010
Cash equivalents	$410,798	$-	$-	$410,798
Investments in securities:
AFS - Common stocks	34,655	-	-	34,655
AFS - Mutual funds	64,144	-	-	64,144
Trading - Gov't obligations	1,348	-	-	1,348
Trading - Common stocks	74,227	113	233	74,573
Trading - Mutual funds	1,379	-	-	1,379
Trading - Convertible bonds	749	-	-	749
Trading - Preferred stocks	-	-	11	11
Trading - Investments in
partnerships	-	26,202	-	26,202
Trading - Other	12	40	90	142
Total investments in securities	176,514	26,355	334	203,203
Total assets at fair value	$587,312	$26,355	$334	$614,001
Liabilities
Trading - Common stocks	$9,052	$-	$-	$9,052
Trading - Other	-	11	-	11
Securities sold, not yet purchased	$9,052	$11	$-	$9,063

There were no significant transfers between any levels during the three months ended March 31, 2010.  Transfers are based on the value at the beginning of the period.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Cash equivalents	$400,111	$-	$-	$400,111
Investments in securities:
AFS - Common stocks	34,294	-	-	34,294
AFS - Mutual funds	62,380	-	-	62,380
Trading - Common stocks	58,521	108	205	58,834
Trading - Mutual funds	1,295	-	-	1,295
Trading - Preferred stocks	-	-	15	15
Trading - Investments in
partnerships	-	25,092	-	25,092
Trading - Other	249	246	90	585
Total investments in securities	156,739	25,446	310	182,495
Total assets at fair value	$556,850	$25,446	$310	$582,606
Liabilities
Trading - Common stocks	$9,569	$-	$-	$9,569
Securities sold, not yet purchased	$9,569	$-	$-	$9,569

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2009 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Cash equivalents	$393,859	$-	$-	$393,859
Investments in securities:
AFS - Common stocks	39,285	-	-	39,285
AFS - Mutual funds	44,594	-	-	44,594
Trading - U.S. Gov't obligations	65,815	-	-	65,815
Trading - Common stocks	33,012	2,086	152	35,250
Trading - Mutual funds	2,3298	-	-	2,328
Trading - Preferred stocks	-	-	14	14
Trading - Investments in
partnerships	-	21,366	-	21,366
Trading - Other	22	-	301	323
Total investments in securities	185,056	23,452	467	208,975
Total assets at fair value	$578,915	$23,452	$467	$602,834
Liabilities
Trading - common stocks	$3,570	$-	$-	$3,570
Securities sold, not yet purchased	$3,570	$-	$-	$3,570

The following tables present additional information about assets and liabilities by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2010 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized		Net
	December	Unrealized Gains or		Included in	and		Transfers
	31, 2009	(Losses) in Income		Other	Unrealized	Purchases	In and/or
	Beginning		AFS	Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$205	$37	$-	$-	$37	$(32)	$23	$233
Trading - Preferred
stocks	15	(4)	-	-	(4)	-	-	11
Trading - Other	90	-	-	-	-	-	-	90
Total	$310	$33	$-	$-	$33	$(32)	$23	$334

During the three months ended March 31, 2010, the Company reclassed approximately $23,000 of investments from Level 1 to Level 3.  The reclassifications were due to decreased availability of market price quotations and were based on the values at the beginning of the period in which the reclass occurred.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2009 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized		Net
	December	Unrealized Gains or		Included in	and		Transfers
	31, 2008	(Losses) in Income		Other	Unrealized	Purchases	In and/or
	Beginning		AFS	Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$1,115	$29	$-	$-	$29	$(29)	$(963)	$152
Trading - Preferred
stocks	95	(81)	-	-	(81)	-	-	14
Trading - Other	331	(30)	-	-	(30)	-	-	301
Total	$1,541	$(82)	$-	$-	$(82)	$(29)	$(963)	$467

During the quarter ended March 31, 2009, the Company reclassified approximately $1.0 million of investments from Level 3 to Level 2.  The reclassifications were due to increased availability of market price quotations and were based on the values at the beginning of the period in which the reclass occurred.

Unrealized Level 3 gains and/or losses included within net gain (loss) from investments in the condensed consolidated statement of income for the three months ended March 31, 2010 and 2009 were approximately $33,000 of gains and $82,000 of losses for those Level 3 securities held at March 31, 2010 and 2009, respectively.

E. Debt

The fair value of the Company’s debt is estimated based on either quoted market prices for the same or similar issues or using market standard models depending on the characteristics of the debt issuance.  Inputs in these standard models include credit rating, maturity, interest rate and size of comparable issues.  At March 31, 2010, December 31, 2009 and March 31, 2009, the fair value of the Company’s debt is estimated to be $208.5 million, $204.2 million and $175.7 million, respectively.  The carrying value of the Company debt at March 31, 2010, December 31, 2009 and March 31, 2009 is $198.9 million, $198.9 million and $198.8 million, respectively.

F. Income Taxes

The effective tax rate for the three months ended March 31, 2010 was 37.5% compared to the prior year quarter’s effective rate of 32.9%.  The prior year’s rate includes a reduction to certain income tax reserves.

G. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
(in thousands, except per share amounts)	2010	2009
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$13,726	$8,212
Weighted average shares outstanding	27,184	27,379
Basic net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.50	$0.30

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$13,726	$8,212
Add interest expense on certain convertible notes, net of
management fee and taxes	339	-
Total	$14,065	$8,212

Weighted average share outstanding	27,184	27,379
Dilutive stock options and restricted stock awards	209	7
Assumed conversion of certain convertible notes	755	-
Total	28,148	27,386
Diluted net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.50	$0.30

H. Stockholders’ Equity

Shares outstanding were 27.4 million on March 31, 2010, 27.6 million on December 31, 2009, and 27.8 million shares on March 31, 2009.

On February 9, 2010, our Board of Directors declared a quarterly dividend of $0.03 per share to all of its Class A and Class B shareholders, payable on March 30, 2010 to shareholders of record on March 16, 2010.  On February 3, 2009, our Board of Directors declared a quarterly dividend of $0.03 per share to all of its Class A and Class B shareholders, payable on March 31, 2009 to shareholders of record on March 17, 2009.

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

Stock Award and Incentive Plan

The Company maintains two Plans approved by the shareholders, which are designed to provide incentives which will attract and retain individuals key to the success of GAMCO through direct or indirect ownership of our common stock.  Benefits under the Plans may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards.  A maximum of 1,500,000 shares of Class A Common Stock have been reserved for issuance under each of the Plans by a committee of the Board of Directors (the “Compensation Committee”) responsible for administering the plans.  Under the Plans, the Compensation Committee may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine and restricted stock awards (“RSAs”).  Options granted under the Plans vest 75% after three years and 100% after four years from the date of grant and expire after ten years.

On February 9, 2010, the Company approved the granting of 88,800 RSA shares at a grant date fair value of $40.64 per share to be issued on June 1, 2010.  As of March 31, 2010, there were 359,100 RSA shares outstanding that were previously issued at an average grant price of $60.78.  All grants of the RSAs were recommended by the Company's Chairman, who did not receive an RSA, and approved by the Compensation Committee.  This expense will be recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs are charged to retained earnings on the declaration date.

For the three months ended March 31, 2010 and 2009, we recognized stock-based compensation expense of $1.4 million and $1.3 million, respectively.  Stock-based compensation expense for RSAs and options for the years ended December 31, 2009 through December 31, 2015 (based on awards currently issued or granted) is as follows ($ in thousands):

	2009	2010	2011	2012	2013	2014	2015
Q1	$1,271	$1,382	$926	$890	$203	$95	$95
Q2	1,267	1,416	922	889	182	95	63
Q3	1,283	1,416	906	889	117	95	-
Q4	1,264	1,253	898	660	107	95	-
Full Year	$5,085	$5,467	$3,652	$3,328	$609	$380	$158

The total compensation costs related to non-vested restricted stock awards and options not yet recognized is approximately $12.2 million.  For the three months ended March 31, 2010 and 2009, proceeds from the exercise of 500 and 5,325 stock options were $8,000 and $93,000, respectively, resulting in a tax benefit to GAMCO of $5,000 and $34,000, respectively.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant the authority to repurchase shares of our Class A Common Stock.  For the three months ended March 31, 2010, the Company repurchased 180,200 shares at an average price per share of $44.58.  The Company did not repurchase any shares during the three months ended March 31, 2009.  From the inception of the program through March 31, 2010, 6,389,283 shares have been repurchased at an average price of $40.04 per share.  At March 31, 2010, the total shares available under the program able to be repurchased were 528,136.

I. Goodwill and Identifiable Intangible Assets

The Company assesses the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant, using a present value cash flow method.  There was no impairment charge recorded for the three months ended March 31, 2010 or 2009.  At March 31, 2010, $3.5 million of goodwill is reflected within other assets on our condensed consolidated statements of financial condition related to our 93%-owned subsidiary, Gabelli Securities, Inc.

On March 10, 2008, the Enterprise Mergers and Acquisitions Fund's (the "Fund") Board of Directors, subsequent to obtaining shareholder approval, approved the assignment of the advisory contract to Gabelli Funds, LLC as the investment adviser to the Fund.  GAMCO Asset Management Inc. had been the sub-adviser to the Fund.  On July 8, 2008, the Fund was renamed the Gabelli Enterprise Merger and Acquisitions Fund.  As a result of becoming the adviser to the rebranded Gabelli Enterprise Mergers and Acquisitions Fund the Company maintains an indefinite-lived identifiable intangible asset within other assets on the condensed consolidated statements of financial condition of approximately $1.9 million at both March 31, 2010 and 2009.  The investment advisory agreement is subject to annual renewal by the Fund's Board of Directors, which the Company expects will be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2011.

J.  Commitments and Contingencies

From time to time, the Company is named in legal actions.  These actions may seek substantial compensatory as well as punitive damages.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse outcomes including fines, injunctions or other relief.  The Company cannot predict the ultimate outcome of such matters.  The condensed consolidated financial statements include the necessary provision for losses that are deemed to be probable and estimable.  In the opinion of management, the resolution of such claims will not be material to the financial condition of the Company.

We indemnify the clearing brokers for our affiliated broker-dealer for losses they may sustain from the customer accounts that trade on margin introduced by our broker-dealer subsidiary.  At March 31, 2010, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of our obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote.  Management cannot estimate any potential maximum exposure due both to the remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of management.  Consequently, no accrual has been made in the condensed consolidated financial statements.

K. Subsequent Events

From April 1, 2010 to May 6, 2010, the Company repurchased 39,100 shares at $45.88 per share.

On April 20, 2010, the Company gave notice to the holder of the 6% convertible note due in August 2011 that on May 31, 2010, the Company will redeem $20 million of the $40 million currently outstanding at 101% of par.

On May 4, 2010, our Board of Directors declared a quarterly dividend of $0.03 per share to all of its Class A and Class B shareholders, payable on June 29, 2010 to shareholders of record on June 15, 2010.

On May 4, 2010, our Board of Directors authorized that an additional 500,000 shares be added to our current buyback authorization.  This brings the remaining authorization under the stock repurchase program to 989,036 shares at May 6, 2010.

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

Assets under management (“AUM”) were $28.0 billion as of March 31, 2010, 51.3% greater than March 31, 2009 AUM of $18.5 billion and 6.2% higher than December 31, 2009 AUM of $26.3 billion.  Equity AUM were $26.2 billion on March 31, 2010, 57.2% above the $16.7 billion on March 31, 2009 and 6.6% above the December 31, 2009 equity AUM of $24.6 billion.  Highlights are as follows:

-
Our open-end equity funds AUM were $9.2 billion on March 31, 2010, 62.7% higher than the $5.6 billion on March 31, 2009 and 8.0% above the $8.5 billion on December 31, 2009.  During the first quarter of 2010 we had net cash inflow of $281 million.

-
Our institutional and private wealth management business ended the quarter with $12.0 billion in separately managed accounts, up 60.0% from the $7.5 billion on March 31, 2009 and 7.1% higher than the December 31, 2009 level of $11.2 billion.  During the first quarter of 2010 we had net cash outflow of $22 million.

-
Our closed-end funds had AUM of $4.8 billion on March 31, 2010, climbing nearly 42% from the $3.4 billion on March 31, 2009 and 3.4% above the $4.6 billion on December 31, 2009.  During the first quarter of 2010 we had net cash inflow of $52 million.

-
Our investment partnerships AUM were $341 million on March 31, 2010 versus $265 million on March 31, 2009 and $305 million on December 31, 2009.  During the first quarter of 2010 we had net cash inflow of $29 million.

-
AUM in The Gabelli U.S. Treasury Money Market Fund, our 100% U.S. Treasury money market fund, was flat at $1.7 billion at March 31, 2010 as compared to December 31, 2009 and slightly lower than the March 31, 2009 AUM of $1.8 billion.

-
We have the opportunity to earn base fees and incentive fees for certain institutional client assets, assets attributable to preferred issues for our closed-end funds, our Gabelli Global Deal Fund (NYSE: GDL) and investment partnership assets.  As of March 31, 2010, assets with incentive based fees were $2.9 billion, 16.0% higher than the $2.5 billion on March 31, 2009 and 3.6% above the $2.8 billion on December 31, 2009.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 1st Quarter 2010
		Closed-end Fund
		distributions,
	December 31,	net of	Net cash	Market	March 31,
	2009	reinvesments	flows (a)	appreciation	2010
Equities:
Open-end Funds	$8,476	$-	$281	$396	$9,153
Closed-end Funds	4,609	(73)	52	178	4,766
Institutional & PWM - direct	9,312	-	(46)	638	9,904
Institutional & PWM - sub-advisory	1,897	-	24	138	2,059
Investment Partnerships	305	-	29	7	341
Total Equities	24,599	(73)	340	1,357	26,223
Fixed Income:
Money-Market Fund	1,721	-	5	1	1,727
Institutional & PWM	26	-	-	-	26
Total Fixed Income	1,747	-	5	1	1,753
Total Assets Under Management	$26,346	$(73)	$345	$1,358	$27,976
(a) Includes $52 million of shares issued for closed-end funds.

Table II:
	March 31,	March 31,	%
	2009	2010	Inc.(Dec.)
Equities:
Open-end Funds	$5,627	$9,153	62.7%
Closed-end Funds	3,359	4,766	41.9
Institutional & PWM - direct	6,227	9,904	59.0
Institutional & PWM - sub-advisory	1,202	2,059	71.3
Investment Partnerships	265	341	28.7
Total Equities	16,680	26,223	57.2
Fixed Income:
Money-Market Fund	1,794	1,727	(3.7)
Institutional & PWM	21	26	23.8
Total Fixed Income	1,815	1,753	(3.4)
Total Assets Under Management	$18,495	$27,976	51.3%

Table III: Assets Under Management by Quarter
						% Increase/
						(decrease) from
	3/09	6/09	9/09	12/09	3/10	3/09	12/09
Equities:
Open-end Funds	$5,627	$6,684	$7,906	$8,476	$9,153	62.7%	8.0%
Closed-end Funds	3,359	3,822	4,369	4,609	4,766	41.9	3.4
Institutional & PWM - direct	6,227	7,332	8,491	9,312	9,904	59.0	6.4
Institutional & PWM - sub-advisory	1,202	1,476	1,777	1,897	2,059	71.3	8.5
Investment Partnerships	265	266	291	305	341	28.7	11.8
Total Equities	16,680	19,580	22,834	24,599	26,223	57.2	6.6
Fixed Income:
Money-Market Fund	1,794	1,765	1,616	1,721	1,727	(3.7)	0.3
Institutional & PWM	21	21	26	26	26	23.8	-
Total Fixed Income	1,815	1,786	1,642	1,747	1,753	(3.4)	0.3
Total Assets Under Management	$18,495	$21,366	$24,476	$26,346	$27,976	51.3%	6.2%

Relative long-term investment performance remains strong.  60% of all firm mutual funds performed in the top half of their Lipper categories on a one-, three-, five-, and ten-year total return basis, respectively as of March 31, 2010.  Also, 47% of the firm’s mutual funds have a 4- or 5-star 3 year Morningstar RatingTM.

Gabelli Funds Morningstar Ratings Based on Risk Adjusted returns as of March 31, 2010 for funds that we manage
		Overall Rating		3 Year Rating		5 Year Rating		10 Year Rating
	Morningstar		# of		# of		# of		# of
FUND	Category	Stars	Funds	Stars	Funds	Stars	Funds	Stars	Funds
Gabelli ABC AAA	Mid-Cap Blend	êêêêê	376	êêêêê	376	êêêêê	314	êêêê	161
Gabelli Asset AAA	Mid-Cap Blend	êêêê	376	êêêê	376	êêêê	314	êêê	161
Gabelli Blue Chip Value AAA	Large Blend	êêê	1785	êêê	1785	êêêê	1402	êêê	731
Gabelli Equity Income AAA	Large Value	êêêêê	1120	êêêêê	1120	êêêêê	941	êêêêê	476
Gabelli Small Cap Growth AAA	Small Blend	êêêêê	562	êêêêê	562	êêêêê	471	êêêê	248
Gabelli SRI Green AAA	Mid-Cap Blend	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Gabelli Utilities AAA	Specialty-Utilities	êêêê	91	êêêêê	91	êêêê	78	êêêê	53
Gabelli Value A	Mid-Cap Blend	êê	376	êê	376	êê	314	êê	161
Gabelli Woodland Small Cap Value AAA	Small Blend	êêê	562	êêêê	562	êêê	471	n/a	n/a
GAMCO Global Convertible Secs AAA	Convertibles	ê	61	ê	61	ê	57	ê	41
GAMCO Global Growth AAA	World Stock	êê	565	êêê	565	êêê	456	ê	255
GAMCO Global Opportunity AAA	World Stock	êêê	565	êêê	565	êêêê	456	êêê	255
GAMCO Global Telecommunications AAA	Specialty-Communications	êêê	39	êêê	39	êêê	33	êêê	17
GAMCO Gold AAA	Specialty-Precious Metals	êêê	67	êêê	67	êêê	60	êêê	37
GAMCO Growth AAA	Large Growth	êê	1547	êêê	1547	êê	1276	êê	718
GAMCO International Growth AAA	Foreign Large Growth	êêê	215	êêêê	215	êêê	158	êêê	81
GAMCO Mathers	Conservative Allocation	êê	533	êêê	533	êê	349	ê	161
Gabelli Enterprise Mergers & Acquisitions Y	Mid-cap Blend	êêêê	376	êêêê	376	êêêê	314	n/a	n/a
Comstock Capital Value AAA	Bear Market	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Percent of Rated funds rated 4 or 5 stars		35.29%		47.06%		47.06%		26.67%

The Overall Morningstar Rating™ is derived from a weighted average of the performance figures associated with its three, five and ten year (if applicable) Morningstar Rating metrics.
Data presented reflects past performance, which is no guarantee of future results. Ratings are for Class AAA, A or Y shares only, other classes may have different performance characteristics. Unrated funds and closed-end funds are not listed. For each fund with at least a three year history, Morningstar calculates a Morningstar Rating based on a
Morningstar Risk-Adjusted Return measure (including the effects of sales charges, loads, and redemption fees) that accounts for variation in a fund's monthly performance, placing more emphasis on downward variations and rewarding consistent performance. The top 10% of the funds in each category receive 5 stars, the next 22.5% receive 4 stars, the next 35%
receive 3 stars, the next 22.5% receive 2 stars, and the bottom 10% receive 1 star. (Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages.) Strong relative performance is not indicative of positive fund returns. © 2010 Morningstar, Inc. All rights reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Investors should consider the investment objectives, risks, sales charges and expenses of the fund carefully before investing. Each Fund's prospectus contains this and other information about the Funds and is available, along with information on other Gabelli Funds, by calling 800-GABELLI (422-3554), online at www.gabelli.com/funds or from your financial advisor. The prospectus should be read carefully before investing. Distributed by Gabelli & Company, One Corporate Center, Rye, NY 10580 Call 1-800-GABELLI (422-3554) for a prospectus.
The inception date for the Gabelli SRI Green Fund was June 1, 2007. The inception date for the Gabelli Woodland Small Cap Value Fund was December 31, 2002.
The inception date for the Gabelli Enterprise Mergers & Acquisitions Fund was February 28, 2001. The inception date for the Comstock Capital Value Fund was October 10, 1985.

GABELLI/GAMCO FUNDS		Gabelli Funds Lipper Rankings as of March 31, 2010
		1 Yr - 03/31/09-03/31/10		3 Yrs - 03/31/07-03/31/10		5 Yrs - 03/31/05-03/31/10		10 Yrs - 03/31/00-03/31/10
		Percentile	Rank /	Percentile	Rank /	Percentile	Rank /	Percentile	Rank /
Fund Name	Lipper Category	Rank	Total Funds	Rank	Total Funds	Rank	Total Funds	Rank	Total Funds
Gabelli Asset; AAA	Multi-Cap Core Funds	19	148/805	20	137/698	12	61/539	20	45/234
Gabelli Value Fund; A	Multi-Cap Core Funds	8	60/805	62	429/698	56	299/539	32	74/234
Gabelli SRI; AAA	Multi-Cap Growth Funds	5	21/456	-	-	-	-	-	-
Gabelli Eq:Eq Inc; AAA	Equity Income Funds	27	79/298	18	44/245	16	30/193	13	14/108
GAMCO Growth; AAA	Large-Cap Growth Funds	27	225/834	61	444/730	53	323/611	71	235/330
Gabelli Eq:SC Gro; AAA	Small-Cap Core Funds	71	514/733	14	86/621	17	84/508	24	64/272
Gabelli Eq:Wd SCV; AAA	Small-Cap Core Funds	33	237/733	27	166/621	56	282/508	-	-
GAMCO Gl:Oppty; AAA	Global Large-Cap Growth	35	44/125	28	24/87	23	15/66	27	11/40
GAMCO Gl:Growth; AAA	Global Large-Cap Growth	38	47/125	16	14/87	35	23/66	88	36/40
GAMCO Gold; AAA	Gold Oriented Funds	55	41/74	45	27/59	40	21/52	29	9/31
GAMCO Intl Gro; AAA	International Large-Cap Growth	24	45/187	34	50/148	67	77/115	53	31/58
Gabelli Bl Chp Val; AAA	Large-Cap Core Funds	67	622/930	48	380/799	35	228/664	25	96/387
Gabelli Inv:ABC; AAA	Specialty Diversified Equity Funds	68	27/39	9	3/33	7	1/15	30	3/9
GAMCO Mathers; AAA	Specialty Diversified Equity Funds	78	31/39	42	14/33	50	8/15	60	6/9
Comstock Cap Val; A	Specialty Diversified Equity Funds	90	36/39	59	20/33	82	13/15	70	7/9
GAMCO Gl:Telecom; AAA	Telecommunications Funds	28	12/43	20	7/34	32	9/28	22	3/13
GAMCO Gl:Convert; AAA	Convertible Securities Funds	68	46/67	95	50/52	92	46/49	93	38/40
Gabelli Utilities; AAA	Utility Funds	27	24/91	9	7/81	18	12/67	26	12/46
787:Gabelli Merg&Acq; Y	Mid-Cap Core Funds	96	387/404	33	112/343	49	134/275	-	-
Gabelli Capital Asset Fund	Distributed through Insurance Channel	8	27/342	1	3/300	9	18/200	7	6/95
% of funds in top half		60.0%		78.9%		68.4%		64.7%

Data presented reflects past performance, which is no guarantee of future results. Strong rankings are not indicative of positive fund performance.  Absolute performance for some funds was negative for certain periods.  Other share classes are available which may have different performance characteristics.

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

Relative long-term investment performance remained strong with approximately 60%, 79%, 68% and 65% of firmwide mutual funds in the top half of their Lipper categories on a one-, three-, five-, and ten-year total-return basis, respectively, as of March 31, 2010.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared To Three Months Ended March 31, 2009

(Unaudited; in thousands, except per share data)
	2010	2009
Revenues
Investment advisory and incentive fees	$49,342	$35,199
Insitutional research services	3,424	3,650
Distribution fees and other income	7,232	4,510
Total revenues	59,998	43,359
Expenses
Compensation	26,213	20,785
Management fee	2,448	1,349
Distribution costs	7,031	5,422
Other operating expenses	4,936	4,301
Total expenses	40,628	31,857
Operating income	19,370	11,502
Other income (expense)
Net gain from investments	5,232	2,592
Interest and dividend income	815	1,278
Interest expense	(3,292)	(3,234)
Total other income, net	2,755	636
Income before income taxes	22,125	12,138
Income tax provision	8,294	3,988
Net income	13,831	8,150
Net income (loss) attributable to noncontrolling interests	105	(62)
Net income attributable to GAMCO Investors, Inc.'s shareholders	$13,726	$8,212

Net income attributable to GAMCO Investors, Inc.'s shareholders per share
Basic	$0.50	$0.30
Diluted	$0.50	$0.30

Reconciliation of net income attributable to GAMCO Investors, Inc.'s shareholders to Adjusted EBITDA:

Net income attributable to GAMCO Investors, Inc.'s shareholders	$13,726	$8,212
Interest expense	3,292	3,234
Income tax provision and net income attributable to noncontrolling interests	8,399	3,926
Depreciation and amortization	171	165
Adjusted EBITDA (a)	$25,588	$15,537

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

Total revenues were $60.0 million in the first quarter of 2010, 38.2% above the $43.4 million reported in the first quarter of 2009.  Operating income was $19.4 million, an increase of $7.9 million or 68.7% from the $11.5 million in the first quarter of 2009.  Total other income, net of interest expense, was $2.8 million for the first quarter 2010 versus $0.6 million in the prior year’s quarter.  In the short-run, our results remain sensitive to changes in the equity market.  Net income attributable to GAMCO Investors, Inc.’s shareholders for the quarter was $13.7 million or $0.50 per fully diluted share versus $8.2 million or $0.30 per fully diluted share in the prior year’s quarter.

Investment advisory fees for the first quarter 2010 were $49.3 million, 40.1% above the 2009 comparative figure of $35.2 million. Open-end mutual fund revenues increased by 40.1% to $22.0 million from $15.7 million in first quarter 2009 due to higher average AUM.  Our closed-end fund revenues rose 50.0% to $8.7 million in the first quarter 2010 from $5.8 million in 2009 due to increased average AUM.  Institutional and private wealth management accounts revenues, whose revenues are based upon prior quarter-end AUM, increased 35.6% to $17.9 million from $13.2 million in first quarter 2009, primarily due to higher AUM.  Investment partnership revenues were $0.8 million, nearly double the $0.5 million in 2009.  This increase was primarily due to higher AUM in the current quarter as compared to the prior year's quarter.

Our institutional research subsidiary achieved revenues of $3.4 million in the first quarter 2010, declining 8.1% from the $3.7 million in the prior year.

Open-end fund distribution fees and other income were $7.2 million for the first quarter 2010, an increase of 60.0% or $2.7 million from the prior period’s $4.5 million, primarily due to higher quarterly average AUM in open-end equity mutual funds that generate such fees.

Compensation costs, which are largely variable, were $26.2 million or 26.0% higher than the $20.8 million recorded in the prior year period.  This increase was driven by higher revenues across most business lines as AUM increased quarter over quarter.

Management fee expense, which is completely variable and based on pretax income, increased to $2.4 million in the first quarter of 2010 from $1.3 million in the 2009 period.

Distribution costs were $7.0 million, an increase of 29.6% from $5.4 million in the prior year’s period.

Other operating expenses increased by $0.6 million to $4.9 million in the first quarter of 2010 from the prior year first quarter of $4.3 million.  Excluding the receipt of insurance claims for legal fees and expenses submitted in prior quarters, for both the 2010 and 2009 first quarter, other operating expenses would have decreased by $0.5 million.

Total expenses, excluding the management fee, were $38.2 million in the first quarter of 2010, a 25.2% increase from $30.5 million in the first quarter of 2009.

Operating income for the first quarter of 2010 was $19.4 million, an increase of $7.9 million from the first quarter 2009’s $11.5 million.  This increase was largely due to the increase in revenues partially offset by a smaller increase in operating expenses.

Total other income (net of interest expense) was $2.8 million for the first quarter 2010 versus $0.6 million in the prior year’s quarter.  $2.7 million of this increase is from the effect of mark to market increases in equity instruments.  Interest income was lower by $0.5 million while dividend income was unchanged.  Interest expense increased slightly to $3.3 million for first quarter 2010 from $3.2 million for the prior year quarter.

The effective tax rate for the three months ended March 31, 2010 was 37.5% as compared to the prior year period’s effective rate of 32.9%.  The prior year’s rate includes a reduction to certain income tax reserves.

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

Summary cash flow data is as follows:

	Three months ended
	March 31,
	2010	2009
Cash flows provided by (used in):	(in thousands)
Operating activities	$19,125	$83,627
Investing activities	675	(18,287)
Financing activities	(8,923)	(2,844)
Net increase	10,877	64,496
Effect of exchange rates on cash and cash equivalents	(48)	(15)
Cash and cash equivalents at beginning of period	338,270	331,174
Cash and cash equivalents at end of period	$349,099	$393,655

Cash requirements and liquidity needs have historically been met through cash generated by operating activities and our borrowing capacity.  Our shelf registration provides us opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $400 million.  On February 25, 2010, Moody’s Investors Service lowered the Company’s investment grade rating one notch from Baa2 to Baa3 while maintaining a stable outlook.

At March 31, 2010, we had total cash and cash equivalents of $349.1 million, an increase of $10.9 million from December 31, 2009.  Cash and cash equivalents and investments in securities held in escrow relating to the $60 million 6.5% convertible note and held by consolidated investment partnerships and offshore funds are restricted from use for general operating purposes.  Total debt outstanding at March 31, 2010 was $198.9 million, consisting of the $60 million 6.5% convertible note, the $40 million 6% convertible note and the $99 million of 5.5% senior notes.  The Company has given notice to the holder of the $40 million 6% convertible note that the Company will redeem $20 million of the convertible note for 101% of par value on May 31, 2010.

For the three months ended March 31, 2010, cash provided by operating activities was $19.1 million.  The most significant contributor to the lower cash provided by operating activities in the first three months of 2010 versus the first three months of 2009 was the activity in the trading securities and investment in partnerships.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities and change in restricted cash, was $0.7 million in the first three months of 2010.  Cash used in financing activities in the first three months of 2010 was $8.9 million.

For the three months ended March 31, 2009, cash provided by operating activities was $83.6 million.  Cash used in investing activities, related to purchases and sales of available for sale securities and change in restricted cash, was $18.3 million in the first three months of 2009.  Cash used in financing activities in the first three months of 2009 was $2.8 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures aside from the $20 million redemption of the $40 million 6% convertible note for 101% of par value on May 31, 2010.

As a registered broker-dealer, Gabelli & Company is subject to certain net capital requirements.  Gabelli & Company's net capital has historically exceeded these minimum net capital requirements.  Gabelli & Company computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debt items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 at March 31, 2010.  At March 31, 2010, Gabelli & Company had net capital, as defined, of approximately $18.6 million, exceeding the regulatory requirement by approximately $18.4 million.  Gabelli & Company’s net capital, as defined, may be reduced when Gabelli & Company is involved in firm commitment underwriting activities.  This did not occur as of or for the three months ended March 31, 2010.

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

With respect to our proprietary investment activities, included in investments in securities of $177.0 million at March 31, 2010 were investments in mutual funds, largely invested in equity products, of $65.5 million, a selection of common and preferred stocks totaling $109.2 million, and other investments of approximately $2.2 million.  Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $109.2 million invested in common and preferred stocks at March 31, 2010, $34.7 million represented our investment in Westwood Holdings Group Inc., and $20.4 million was invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At March 31, 2010, the fair value of securities sold, not yet purchased was $9.1 million.  Investments in partnerships totaled $70.7 million at March 31, 2010, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.  These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

GAMCO’s exposure to interest rate risk results, principally, from its investment of excess cash in U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.  See Note A and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in GAMCO’s 2009 Annual Report on Form 10-K filed with the SEC on March 15, 2010 for details on Significant Accounting Policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, GAMCO is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our Mutual Funds, Separate Accounts, and Investment Partnerships as well as our proprietary investment and trading activities.  At March 31, 2010, we had equity investments, including mutual funds largely invested in equity products, of $174.8 million.  Investments in mutual funds, $65.5 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships totaled $70.2 million, of which $19.0 million were invested in partnerships which invest in event-driven merger arbitrage strategies.  These strategies are primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes will be recorded as net gain (loss) from investments in the condensed consolidated statements of income while the available for sale portfolio changes will be recorded in other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  Disclosure controls and procedures as defined under the Securities Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Co-Principal Accounting Officers (“PAOs”), to allow timely decisions regarding required disclosure.  Our CEO, CFO, and PAOs participated in this evaluation and concluded that, as of the date of March 31, 2010, our disclosure controls and procedures were effective.

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

From time to time, the Company is named in legal actions.  These actions may seek substantial compensatory as well as punitive damages.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse outcomes including fines, injunctions or other relief.  The Company cannot predict the ultimate outcome of such matters.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended March 31, 2010:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
1/01/10 - 1/31/10	29,100	$43.47	29,100	679,236
2/01/10 - 2/28/10	47,800	$41.54	47,800	631,436
3/01/10 - 3/31/10	103,300	$46.30	103,300	528,136
Totals	180,200		180,200

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By:/s/ Kieran Caterina	By:/s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Principal Accounting Officer	Title: Co-Principal Accounting Officer

Date: May 6, 2010	Date: May 6, 2010