Form 10-Q
period 2010-06-30
GAMCO INVESTORS, INC. ET AL
filed 2010-08-05
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at July 31, 2010
Class A Common Stock, .001 par value	6,982,351
Class B Common Stock, .001 par value	20,292,263

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended June 30, 2010 and 2009

- Six months ended June 30, 2010 and 2009

Condensed Consolidated Statements of Financial Condition:
- June 30, 2010
- December 31, 2009
- June 30, 2009

Condensed Consolidated Statements of Equity and Comprehensive Income:
- Six months ended June 30, 2010 and 2009

Condensed Consolidated Statements of Cash Flows:
- Six months ended June 30, 2010 and 2009

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Investment advisory and incentive fees	$50,271	$35,989	$99,613	$71,188
Institutional research services	4,524	3,949	7,948	7,599
Distribution fees and other income	7,704	5,233	14,936	9,743
Total revenues	62,499	45,171	122,497	88,530
Expenses
Compensation	25,871	19,681	52,084	40,466
Management fee	1,380	2,304	3,828	3,653
Distribution costs	7,099	5,583	14,130	11,005
Other operating expenses	5,569	4,942	10,505	9,243
Total expenses	39,919	32,510	80,547	64,367

Operating income	22,580	12,661	41,950	24,163
Other income (expense)
Net gain/(loss) from investments	(7,797)	10,730	(2,565)	13,322
Interest and dividend income	1,089	801	1,904	2,079
Interest expense	(3,406)	(3,435)	(6,698)	(6,669)
Total other income (expense), net	(10,114)	8,096	(7,359)	8,732
Income before income taxes	12,466	20,757	34,591	32,895
Income tax provision	4,401	7,133	12,695	11,121
Net income	8,065	13,624	21,896	21,774
Net income/(loss) attributable to noncontrolling interests	16	308	121	246
Net income attributable to GAMCO Investors, Inc.'s shareholders	$8,049	$13,316	$21,775	$21,528

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.30	$0.49	$0.80	$0.79

Diluted	$0.30	$0.48	$0.80	$0.78

Weighted average shares outstanding:
Basic	26,979	27,384	27,081	27,381

Diluted	27,219	27,508	27,306	27,446

Dividends declared:	$0.03	$0.03	$0.06	$0.06

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	June 30,	December 31,	June 30,
	2010	2009	2009
ASSETS
Cash and cash equivalents, including restricted cash of $62,287,
$62,258 and $42,215, respectively	$321,029	$400,528	$452,545
Investments in securities, including restricted securities of $0,
$0 and $19,998, respectively	213,079	157,403	162,128
Investments in partnerships	74,107	62,655	59,996
Receivable from brokers	54,548	30,072	15,226
Investment advisory fees receivable	16,844	35,685	12,791
Income tax receivable and deferred tax assets	3,436	-	9,303
Other assets	20,445	21,466	18,035
Total assets	$703,488	$707,809	$730,024

LIABILITIES AND EQUITY
Payable to brokers	$3,351	$395	$4,914
Income taxes payable and deferred tax liabilities	-	8,523	-
Capital lease obligation	5,219	5,265	5,296
Compensation payable	18,613	13,302	13,539
Securities sold, not yet purchased	13,652	9,569	7,037
Mandatorily redeemable noncontrolling interests	1,632	1,622	1,518
Accrued expenses and other liabilities	28,146	25,157	22,698
Sub-total	70,613	63,833	55,002

5.5% Senior notes (due May 15, 2013)	99,000	99,000	99,000
6% Convertible note (due August 14, 2011)	19,948	39,851	39,808
6.5% Convertible note (due October 2, 2018)	60,000	60,000	60,000
Total liabilities	249,561	262,684	253,810

Redeemable noncontrolling interests	7,773	1,464	1,326
Commitments and contingencies (Note J)
Equity
GAMCO Investors, Inc. stockholders' equity
Class A Common Stock, $0.001 par value; 100,000,000
shares authorized; 13,203,330, 13,120,276 and 13,101,808
issued, respectively; 6,984,351, 7,311,997 and 7,446,529
outstanding, respectively	13	13	13
Class B Common Stock, $0.001 par value; 100,000,000
shares authorized; 24,000,000 shares issued;
20,292,263, 20,292,917 and 20,301,435 shares
outstanding, respectively	20	20	20
Additional paid-in capital	254,444	251,591	248,606
Retained earnings	430,605	410,473	433,324
Accumulated comprehensive income	15,960	19,088	23,844
Treasury stock, at cost (6,218,979, 5,808,279 and 5,655,279
shares, respectively)	(258,956)	(241,567)	(234,706)
Total GAMCO Investors, Inc. stockholders' equity	442,086	439,618	471,101
Noncontrolling interests	4,068	4,043	3,787
Total equity	446,154	443,661	474,888

Total liabilities and equity	$703,488	$707,809	$730,024

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
UNAUDITED
(In thousands)

For the six months ended June 30, 2010
		GAMCO Investors, Inc. shareholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling	Comprehensive
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests	Income
Balance at December 31, 2009	$4,043	$33	$251,591	$410,473	$19,088	$(241,567)	$443,661	$1,464	$-
Redemptions of
noncontrolling interests	-	-	-	-	-	-	-	(475)	-
Contributions of
noncontrolling interests	-	-	-	-	-	-	-	6,688	-
Net income	25	-	-	21,775	-	-	21,800	96	21,896
Net unrealized losses on
securities available for sale,
net of income tax benefit ($1,821)	-	-	-	-	(3,101)	-	(3,101)	-	(3,101)
Foreign currency translation	-	-	-	-	(27)	-	(27)	-	(27)
Dividends declared ($0.06 per
share)	-	-	-	(1,643)	-	-	(1,643)	-	-
Stock based compensation
expense	-	-	2,805	-	-	-	2,805	-	-
Exercise of stock options
including tax benefit	-	-	48	-	-	-	48	-	-
Purchase of treasury stock	-	-	-	-	-	(17,389)	(17,389)	-	-
Balance at June 30, 2010	$4,068	$33	$254,444	$430,605	$15,960	$(258,956)	$446,154	$7,773	$18,768

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
UNAUDITED
(In thousands)

For the six months ended June 30, 2009
		GAMCO Investors, Inc. shareholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling	Comprehensive
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests	Income
Balance at December 31, 2008	$4,788	$33	$245,973	$413,761	$14,923	$(234,537)	$444,941	$4,201	$-
Purchase of subsidiary shares
from noncontrolling interest	(747)	-	-	-	-	-	(747)	-	-
Redemptions of
noncontrolling interests	-	-	-	-	-	-	-	(2,963)	-
Spin-off of subsidiary shares
to noncontrolling interests	(412)	-	-	-	-	-	(412)	-	-
Net income	158	-	-	21,528	-	-	21,686	88	21,774
Net unrealized gains on
securities available for sale,
net of income tax ($5,135)	-	-	-	-	8,861	-	8,861	-	8,861
Foreign currency translation	-	-	-	-	60	-	60	-	60
Dividends declared ($0.06 per
share)	-	-	-	(1,965)	-	-	(1,965)	-	-
Income tax effect of transaction
with shareholders	-	-	(243)	-	-	-	(243)	-	-
Stock based compensation
expense	-	-	2,538	-	-	-	2,538	-	-
Exercise of stock options
including tax benefit	-	-	338	-	-	-	338	-	-
Purchase of treasury stock	-	-	-	-	-	(169)	(169)	-	-
Balance at June 30, 2009	$3,787	$33	$248,606	$433,324	$23,844	$(234,706)	$474,888	$1,326	$30,695

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
Operating activities
Net income	$21,896	$21,774
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net gains from partnerships and affiliates	(1,037)	(5,678)
Depreciation and amortization	343	327
Stock based compensation expense	2,805	2,538
Deferred income taxes	2,934	1,674
Tax benefit from exercise of stock options	8	113
Foreign currency translation gain/(loss)	(27)	60
Fair value of donated securities	(608)	370
Gains on sales of available for sale securities	(13)	(1,965)
Amortization of discount on debt	297	42
(Increase) decrease in assets:
Investments in trading securities	(59,206)	84,896
Investments in partnerships:
Contributions to partnerships	(15,807)	(932)
Distributions from partnerships	5,392	7,321
Receivable from brokers	(24,476)	1,234
Investment advisory fees receivable	18,841	(855)
Income tax receivable and deferred tax assets	-	7,824
Other assets	667	1,294
Increase (decrease) in liabilities:
Payable to brokers	2,956	3,057
Income taxes payable and deferred tax liabilities	(13,073)	-
Compensation payable	5,313	(1,058)
Mandatorily redeemable noncontrolling interests	10	122
Accrued expenses and other liabilities	2,972	(999)
Total adjustments	(71,709)	99,385
Net cash provided by operating activities	(49,813)	121,159

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
Investing activities
Purchases of available for sale securities	$(9)	$(6,174)
Proceeds from sales of available for sale securities	3,320	5,340
Increase in restricted cash	(29)	(35,059)
Net cash provided by (used in) investing activities	3,282	(35,893)

Financing activities
Contributions related to consolidated investment partnerships and offshore funds	-	(2,963)
Repayment of 6% Convertible note due August 14, 2011	(20,200)	-
Proceeds from exercise of stock options	40	225
Dividends paid	(1,643)	(2,574)
Contributions (Redemptions) of noncontrolling interests	6,213	(747)
Purchase of treasury stock	(17,389)	(169)
Net cash used in financing activities	(32,979)	(6,228)
Effect of exchange rates on cash and cash equivalents	(18)	118
Net (decrease) increase in cash and cash equivalents	(79,528)	79,156
Cash and cash equivalents at beginning of period	338,270	331,174
Cash and cash equivalents at end of period	$258,742	$410,330
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,800	$6,460
Cash paid for taxes	$22,441	$12,664
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
June 30, 2010
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

In June 2009, the FASB issued amended guidance on the accounting for variable interest entities (“VIEs”).  The amendments will significantly affect the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary.  The guidance requires continuous assessment of the reporting entity’s involvement with such VIEs.  The revised guidance also enhances the disclosure requirements for a reporting entity’s involvement with VIEs, irrespective of whether they qualify for deferral, as discussed below.  The guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited.  In February 2010, the FASB issued further guidance which provided a limited scope deferral for a reporting entity’s interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity.  The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on VIEs.  The Company adopted this guidance on January 1, 2010 and has evaluated the deferral guidelines and determined that all significant entities that the Company is involved with that this guidance would potentially have impacted, qualify for the deferral, and therefore the guidance issued did not have a material impact on the condensed consolidated financial statements.

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

In July 2010, the FASB issued guidance to improve disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables.  The guidance affects all entities.  The guidance requires the entity to disclose the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses.  This update is effective for interim and annual reporting periods ending on or after December 15, 2010, except for the disclosures about activity that occurs during a reporting period which is effective for interim and annual reporting periods beginning on or after December 15, 2010.  The application of this guidance is not expected to be material to the condensed consolidated financial statements.

 B.  Investment in Securities

Investments in securities at June 30, 2010 December 31, 2009 and June 30, 2009 consisted of the following:

	June 30, 2010		December 31, 2009		June 30, 2009
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$1,388	$1,223	$-	$-	$19,969	$19,998
Common stocks	122,071	118,167	53,985	58,834	48,625	49,665
Mutual funds	1,194	1,229	1,194	1,295	1,115	972
Convertible bonds	1,123	1,161	-	-	-	-
Preferred stocks	1,783	1,685	-	15	-	14
Other investments	818	552	819	585	306	185
Total trading securities	128,377	124,017	55,998	60,729	70,015	70,834

Available for sale securities:
Common stocks	16,918	32,827	17,100	34,294	17,211	39,707
Mutual funds	46,156	56,235	49,656	62,380	49,839	51,587
Total available for sale securities	63,074	89,062	66,756	96,674	67,050	91,294

Total investments in securities	$191,451	$213,079	$122,754	$157,403	$137,065	$162,128

Securities sold, not yet purchased at June 30, 2010, December 31, 2009 and June 30, 2009 consisted of the following:

	June 30, 2010		December 31, 2009		June 30, 2009
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Common stocks	$15,528	$13,537	$9,505	$9,569	$6,564	$7,037
Other	224	115	-	-	-	-
Total securities sold, not yet purchased	$15,752	$13,652	$9,505	$9,569	$6,564	$7,037

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities and those with maturities of three months or less at time of purchase are classified as cash equivalents.  A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses, reported in current period earnings.  Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of equity except for losses deemed to be other than temporary which are recorded as unrealized losses in the condensed consolidated statements of income.  There were no impairment of AFS securities for the three or six month periods ended June 30, 2010 and 2009.

The Company recognizes all derivatives as either assets or liabilities measured at fair value and are included in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company will enter into hedging transactions to manage its exposure to foreign currencies and equity prices related to its proprietary investments.  For the three months ended June 30, 2010 and 2009, the Company had derivative transactions in equity derivatives which resulted in net losses of $66,000 and $27,000, respectively.  For the six months ended June 30, 2010 and 2009, the Company had derivative transactions in equity derivatives which resulted in net losses of $118,000 and $27,000, respectively.  At June 30, 2010 and December 31, 2009 we held derivative contracts on 21,000 shares and 122,000 shares, respectively, and the fair value was $201,000 and $246,000, respectively, and are included as other investments in the table above.  There were no derivatives held at June 30, 2009.  These transactions are not designated as hedges for accounting purposes, and changes in fair values of these derivatives are included in net gain (loss) from investments in the condensed consolidated statements of income.

At June 30, 2010, December 31, 2009 and June 30, 2009, the fair value of common stock investments available for sale was $32.8 million, $34.3 million and $39.7 million, respectively.  The total unrealized gains for common stock investments available for sale securities with unrealized gains was $15.9 million, $17.2 million and $22.5 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.  There were no unrealized losses for common stock investments available for sale at June 30, 2010, December 31, 2009 or June 30, 2009.  At June 30, 2010, December 31, 2009 and June 30, 2009, the fair value of mutual fund investments available for sale with unrealized gains was $56.2 million, $60.4 million and $49.1 million, respectively.  At June 30, 2010, December 31, 2009 and June 30, 2009, the fair value of mutual fund investments available for sale with unrealized losses was $4,000, $2.0 million and $2.5 million, respectively.  The total unrealized gains for mutual fund investments available for sale securities with unrealized gains was $10.1 million, $12.9 million and $1.9 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively, while the total unrealized losses for available for sale securities with unrealized losses was $1,000, $1,700 and $0.2 million, respectively.

Unrealized changes to fair value, net of taxes, for the three months ended June 30, 2010 and 2009 of $4.9 million in losses and $6.7 million in gains, respectively, and for the six months ended June 30, 2010 and 2009 of $3.1 million in losses and $8.9 million in gains, respectively, have been included in other comprehensive income, a component of equity, at June 30, 2010 and June 30, 2009, respectively.  Proceeds from sales of investments available for sale were approximately $2.6 million and $3.1 million for the three month periods ended June 30, 2010 and 2009, respectively.  For the three months ended June 30, 2010 and 2009, gross gains on the sale of investments available for sale amounted to $13,000 and $1.2 million, respectively; there were no gross losses on the sale of investments available for sale.  Proceeds from sales of investments available for sale were approximately $3.3 million and $5.3 million for the six month periods ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, gross gains on the sale of investments available for sale amounted to $13,000 and $2.0 million, respectively; there were no gross losses on the sale of investments available for sale.  The basis on which the cost of a security sold is determined is specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	June 30, 2010			December 31, 2009			June 30, 2009
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Mutual Funds	$5	$(1)	$4	$2,002	$(2)	$2,000	$2,683	$(194)	$2,489

At June 30, 2010, there were three holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at June 30, 2010 were mutual funds with diversified holdings across multiple companies and in most cases across multiple industries.  One holding was impaired for one month, one holding was impaired for five consecutive months and one holding was impaired for twelve consecutive months.  The fair value of these holdings at June 30, 2010 was $4,000.

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

At June 30, 2009, there were fourteen holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at June 30, 2009 were mutual funds with diversified holdings across multiple companies and in most cases across multiple industries.  One holding was impaired for three consecutive months, one holding was impaired for four consecutive months, one holding was impaired for five consecutive months and eleven holdings were impaired for eight consecutive months.  The fair value of these holdings at June 30, 2009 was $2.5 million.

C. Investments in Partnerships

The Company is general partner or co-general partner of various sponsored limited partnerships and the investment manager of various sponsored offshore funds whose underlying assets consist primarily of marketable securities (the “affiliated entities”).  We also have investments in unaffiliated partnerships, offshore funds and other entities.  Certain of the affiliated entities are consolidated, generally because a majority of the equity is owned by the Company.  Other investment partnerships for which we serve as the general partner but have only a minority ownership interest are not consolidated because the limited partners have substantive rights to replace the Company as general partner.  Our balance sheet caption “investments in partnerships” includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting and certain investments in consolidated feeder funds that the company accounts for at fair value, as described below.  The Company reflects the equity in earnings of these equity method investees and the change in fair value of the consolidated feeder funds under the caption net gain/(loss) from investments on the condensed consolidated statements of income.

We also have sponsored a number of investment vehicles where we are the investment manager in which we do not have an equity investment.  These vehicles are considered VIEs and we are not the primary beneficiary because we do not absorb a majority of the entities’ expected losses or expected returns.  The Company has not provided any financial or other support to these entities.  The total assets of these entities at June 30, 2010, December 31, 2009 and June 30, 2009 were $10.8 million, $10.4 million and $9.3 million, respectively.  Our maximum exposure to loss as a result of our involvement with the VIEs is limited to the deferred carried interest that we have in one of the VIEs.  On June 30, 2010, December 31, 2009 and June 30, 2009, we had a deferred carried interest in one of the VIE offshore funds of approximately $288,000, $285,000 and $264,000, respectively, and was included in investments in partnerships on the condensed consolidated statements of financial condition.  Additionally, as the general partner or investment manager to these VIEs the Company earns fees in relation to these roles, which given a decline in AUMs for the VIEs would result in lower fee revenues earned by the Company which would be reflected in the condensed consolidated statement of income, condensed consolidated statement of financial condition and condensed consolidated statement of cash flows.

At June 30, 2010, December 31, 2009 and June 30, 2009, and for the six months ended June 30, 2010 and June 30, 2009, the Company consolidated two limited partnerships and one offshore fund (the “consolidated feeder funds”), two limited partnerships and one offshore fund, three limited partnerships and one offshore fund, two limited partnerships and one offshore fund, and three limited partnerships and one offshore fund, respectively, that owned 100% of their offshore master funds.  The Company retained the specialized accounting of the consolidated feeder funds in the Company’s consolidated financial statements.  Included in the investment in partnerships on the Company’s consolidated statement of financial condition as of June 30, 2010, December 31, 2009 and June 30, 2009, is $25.6 million $25.1 million, and $22.5 million, respectively, which represents the consolidated feeder fund’s proportionate investment in the master funds carried at fair value.

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

Cash equivalents – Cash equivalents primarily consist of an affiliated money market mutual fund which is invested solely in U.S. Treasuries.  U.S. Treasury Bills and Notes with maturities of three months or less at the time of purchase are considered cash equivalents.  Cash equivalents are valued using quoted market prices.

Investments in securities and securities sold, not yet purchased – Investments in securities and securities sold, not yet purchased are generally valued based on quoted prices from an exchange.  To the extent these securities are actively traded, valuation adjustments are not applied, and they are categorized in Level 1 of the fair value hierarchy.  Securities categorized in Level 2 investments are valued using other observable inputs.  Nonpublic and infrequently traded investments are included in Level 3 of the fair value hierarchy because significant inputs to measure fair value are unobservable.

Investments in Partnerships – The Company’s investments include limited partner investments in consolidated feeder funds.  The Company considers the net asset value of the fund to be the best estimate of fair value.  Investments in hedge funds that are redeemable at the measurement date or in the near future, are categorized in Level 2 of the fair value hierarchy.  These funds primarily invest in long and short investments in debt and equity securities that are traded in public and over-the-counter exchanges in the United States and are classified as level 1 assets or liabilities in the funds’ financial statements.  We may redeem our investments in these funds monthly with 30 days’ notice.

The following table presents information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of June 30, 2010, December 31, 2009 and June 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2010 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	June 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2010
Cash equivalents	$320,575	$-	$-	$320,575
Investments in securities:
AFS - Common stocks	32,827	-	-	32,827
AFS - Mutual funds	56,235	-	-	56,235
Trading - Gov't obligations	1,223	-	-	1,223
Trading - Common stocks	117,617	278	272	118,167
Trading - Mutual funds	1,229	-	-	1,229
Trading - Convertible bonds	1,161	-	-	1,161
Trading - Preferred stocks	1,674	-	11	1,685
Trading - Investments in partnerships	-	25,553	-	25,553
Trading - Other	143	316	93	552
Total investments in securities	212,109	26,147	376	238,632
Total assets at fair value	$532,684	$26,147	$376	$559,207
Liabilities
Trading - Common stocks	$13,537	$-	$-	$13,537
Trading - Other	-	115	-	115
Securities sold, not yet purchased	$13,537	$115	$-	$13,652

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Cash equivalents	$400,111	$-	$-	$400,111
Investments in securities:
AFS - Common stocks	34,294	-	-	34,294
AFS - Mutual funds	62,380	-	-	62,380
Trading - Common stocks	58,521	108	205	58,834
Trading - Mutual funds	1,295	-	-	1,295
Trading - Preferred stocks	-	-	15	15
Trading - Investments in partnerships	-	25,092	-	25,092
Trading - Other	249	246	90	585
Total investments in securities	156,739	25,446	310	182,495
Total assets at fair value	$556,850	$25,446	$310	$582,606
Liabilities
Trading - Common stocks	$9,569	$-	$-	$9,569
Securities sold, not yet purchased	$9,569	$-	$-	$9,569

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2009 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	June 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Cash equivalents	$452,138	$-	$-	$452,138
Investments in securities:
AFS - Common stocks	39,707	-	-	39,707
AFS - Mutual funds	51,587	-	-	51,587
Trading - U.S. Gov't obligations	19,998	-	-	19,998
Trading - Common stocks	47,772	1,651	242	49,665
Trading - Mutual funds	972	-	-	972
Trading - Preferred stocks	-	-	14	14
Trading - Investments in partnerships	-	22,543	-	22,543
Trading - Other	13	-	172	185
Total investments in securities	160,049	24,194	428	184,671
Total assets at fair value	$612,187	$24,194	$428	$636,809
Liabilities
Trading - common stocks	$7,037	$-	$-	$7,037
Securities sold, not yet purchased	$7,037	$-	$-	$7,037

The following tables present additional information about assets and liabilities by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2010 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized		Net
	March	Unrealized Gains or		Included in	and		Transfers
	31, 2010	(Losses) in Income		Other	Unrealized	Purchases	In and/or
	Beginning		AFS	Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$233	$(8)	$-	$-	$(8)	$-	$47	$272
Trading - Preferred
stocks	11	-	-	-	-	-	-	11
Trading - Other	90	3	-	-	3	-	-	93
Total	$334	$(5)	$-	$-	$(5)	$-	$47	$376

There were no transfers between Level 1 and Level 2 as well as between Level 1 and Level 3 holdings during the three months ended June 30, 2010.  Transfers are based on the value at the beginning of the period.  During the three months ended June 30, 2010, the Company reclassed approximately $47,000 of investments from Level 2 to Level 3.  The reclassifications were due to decreased availability of market price quotations and were based on the values at the beginning of the period in which the reclass occurred.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2010 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized		Net
	December	Unrealized Gains or		Included in	and		Transfers
	31, 2009	(Losses) in Income		Other	Unrealized	Purchases	In and/or
	Beginning		AFS	Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$205	$29	$-	$-	$29	$(32)	$70	$272
Trading - Preferred
stocks	15	(4)	-	-	(4)	-	-	11
Trading - Other	90	3	-	-	3	-	-	93
Total	$310	$28	$-	$-	$28	$(32)	$70	$376

There were no transfers between Level 1 and Level 2 holdings during the six months ended June 30, 2010.  During the six months ended June 30, 2010, the Company reclassed approximately $23,000 of investments from Level 1 to Level 3 and $47,000 from Level 2 to Level 3.  The reclassifications were due to decreased availability of market price quotations and were based on the values at the beginning of the period in which the reclass occurred.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2009 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized		Net
	March	Unrealized Gains or		Included in	and		Transfers
	31, 2009	(Losses) in Income		Other	Unrealized	Purchases	In and/or
	Beginning		AFS	Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$152	$4	$-	$-	$4	$-	$86	$242
Trading - Preferred
stocks	14	-	-	-	-	-	-	14
Trading - Other	301	(129)	-	-	(129)	-	-	172
Total	$467	$(125)	$-	$-	$(125)	$-	$86	$428

During the three months ended June 30, 2009, the Company reclassified approximately $86,000 of investments from Level 2 to Level 3.  The reclassifications were due to a reduction in market price quotations for these investments and were based on the values at the beginning of the period in which the reclass occurred.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2009 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized		Net
	December	Unrealized Gains or		Included in	and		Transfers
	31, 2008	(Losses) in Income		Other	Unrealized	Purchases	In and/or
	Beginning		AFS	Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$1,115	$5	$-	$-	$5	$(1)	$(877)	$242
Trading - Preferred
stocks	95	(81)	-	-	(81)	-	-	14
Trading - Other	331	(131)	-	-	(131)	(28)	-	172
Total	$1,541	$(207)	$-	$-	$(207)	$(29)	$(877)	$428

During the six months ended June 30, 2009, the Company reclassified approximately $0.9 million of investments from Level 3 to Level 2.  The reclassifications were due to increased availability of market price quotations and were based on the values at the beginning of the period in which the reclass occurred.

Unrealized Level 3 gains and/or losses included within net gain/(loss) from investments in the condensed consolidated statement of income for the three months ended June 30, 2010 and 2009 were approximately $5,000 and $0.1 million of losses, respectively, and for the six months ended June 30, 2010 and 2009 were approximately $28,000 of gains and $0.2 million of losses, respectively, for those Level 3 securities held at June 30, 2010 and 2009, respectively.

E. Debt

On May 28, 2010, the Company redeemed $20 million of the $40 million 6% convertible note due August 2011 at 101% of par value plus accrued but unpaid interest.  The redemption was accounted for as an extinguishment and resulted in a loss of approximately $256,000 which was included in interest expense in the condensed consolidated statements of income.

The fair value of the Company’s debt is estimated based on either quoted market prices for the same or similar issues or using market standard models depending on the characteristics of the debt issuance.  Inputs in these standard models include credit rating, maturity and interest rate.  A standard option pricing model is used to calculate the fair value of the conversion option imbedded in the convertible debt with significant inputs including volatility of GBL stock, interest rates, dividend yield and maturity.  At June 30, 2010, December 31, 2009 and June 30, 2009, the fair value of the Company’s debt is estimated to be $191.7 million, $204.2 million and $197.9 million, respectively.  The carrying value of the Company debt at June 30, 2010, December 31, 2009 and June 30, 2009 is $178.9 million, $198.9 million and $198.8 million, respectively.

F. Income Taxes

The effective tax rate for the three months ended June 30, 2010 was 35.3% compared to the prior year quarter’s effective rate of 34.4%.

The effective tax rate for the six months ended June 30, 2010 was 36.7% compared to the prior year quarter’s effective rate of 33.8%.  The prior year’s rate includes a reduction to certain income tax reserves.

G. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$8,049	$13,316	$21,775	$21,528
Weighted average shares outstanding	26,979	27,384	27,081	27,381

Basic net income attributable to GAMCO Investors, Inc.'s shareholders per share	$0.30	$0.49	$0.80	$0.79

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$8,049	$13,316	$21,775	$21,528

Weighted average share outstanding	26,979	27,384	27,081	27,381
Dilutive stock options and restricted stock awards	240	124	225	65
Total	27,219	27,508	27,306	27,446

Diluted net income attributable to GAMCO Investors, Inc.'s shareholders per share	$0.30	$0.48	$0.80	$0.78

H. Stockholders’ Equity

Shares outstanding were 27.3 million on June 30, 2010, 27.6 million on December 31, 2009, and 27.7 million shares on June 30, 2009.

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

On February 9, 2010, the Company approved the granting of 88,800 RSA shares at a grant date fair value of $40.64 per share to be issued on June 1, 2010.  As of June 30, 2010, there were 440,900 RSA shares outstanding that were previously issued at an average grant price of $56.98.  All grants of the RSAs were recommended by the Company's Chairman, who did not receive an RSA, and approved by the Compensation Committee.  This expense will be recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs are charged to retained earnings on the declaration date.

For the three months ended June 30, 2010 and 2009, we recognized stock-based compensation expense of $1.4 million and $1.3 million, respectively.  For the six months ended June 30, 2010 and 2009, we recognized stock-based compensation expense of $2.8 million and $2.5 million, respectively.  Stock-based compensation expense for RSAs and options for the years ended December 31, 2009 through December 31, 2015 (based on awards currently issued or granted) is as follows ($ in thousands):

	2009	2010	2011	2012	2013	2014	2015
Q1	$1,271	$1,382	$926	$890	$203	$95	$95
Q2	1,267	1,422	922	889	182	95	63
Q3	1,283	1,416	906	889	117	95	-
Q4	1,264	1,253	898	660	107	95	-
Full Year	$5,085	$5,473	$3,652	$3,328	$609	$380	$158

The total compensation costs related to non-vested restricted stock awards and options not yet recognized is approximately $10.8 million.  For the three months ended June 30, 2010 and 2009, proceeds from the exercise of 1,100 stock options and 6,850 stock options were $32,000 and $132,000, respectively, resulting in a tax benefit to GAMCO of $3,000 and $78,000, respectively.  For the six months ended June 30, 2010 and 2009, proceeds from the exercise of 1,600 stock options and 12,175 stock options were $40,000 and $225,000, respectively, resulting in a tax benefit to GAMCO of $8,000 and $112,000, respectively.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant the authority to repurchase shares of our Class A Common Stock.  On May 4, 2010, our Board of Directors authorized an incremental 500,000 shares to be added to the current buyback authorization.  For the three months ended June 30, 2010 and 2009, the Company repurchased 230,500 shares and 3,500 shares, respectively, at an average price per share of $40.56 and $48.38, respectively.  For the six months ended June 30, 2010 and 2009, the Company repurchased 410,700 shares and 3,500 shares, respectively, at an average price per share of $42.33 and $48.38, respectively.  From the inception of the program through June 30, 2010, 6,619,783 shares have been repurchased at an average price of $40.05 per share.  At June 30, 2010, the total shares available under the program able to be repurchased were 797,636.

I. Goodwill and Identifiable Intangible Assets

The Company assesses the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant, using a present value cash flow method.  There were no indicators of impairment for the three and six months ended June 30, 2010 or 2009 and as such there was no impairment charge recorded.  At June 30, 2010, $3.5 million of goodwill is reflected within other assets on our condensed consolidated statements of financial condition related to our 93%-owned subsidiary, Gabelli Securities, Inc.

On March 10, 2008, the Enterprise Mergers and Acquisitions Fund's (the "Fund") Board of Directors, subsequent to obtaining shareholder approval, approved the assignment of the advisory contract to Gabelli Funds, LLC as the investment adviser to the Fund.  GAMCO Asset Management Inc. had been the sub-adviser to the Fund.  On July 8, 2008, the Fund was renamed the Gabelli Enterprise Merger and Acquisitions Fund.  As a result of becoming the adviser to the rebranded Gabelli Enterprise Mergers and Acquisitions Fund the Company maintains an indefinite-lived identifiable intangible asset within other assets on the condensed consolidated statements of financial condition of approximately $1.9 million at both June 30, 2010 and 2009.  The investment advisory agreement is subject to annual renewal by the Fund's Board of Directors, which the Company expects will be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2011.

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

We indemnify the clearing brokers for our affiliated broker-dealer for losses they may sustain from the customer accounts that trade on margin introduced by our broker-dealer subsidiary.  At June 30, 2010, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of our obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote.  Management cannot estimate any potential maximum exposure due both to the remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of management.  Consequently, no accrual has been made in the condensed consolidated financial statements.

K. Subsequent Events

From July 1, 2010 to August 5, 2010, the Company repurchased 2,300 shares at $35.35 per share.  This brings the remaining authorization under the stock repurchase program to 795,336 shares at August 5, 2010.

On August 3, 2010, our Board of Directors declared a quarterly dividend of $0.03 per share to all of its Class A and Class B shareholders, payable on September 28, 2010 to shareholders of record on September 14, 2010.

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

Assets under management (“AUM”) were $26.1 billion as of June 30, 2010, 22.1% greater than June 30, 2009 AUM of $21.4 billion but 6.7% below the March 31, 2010 AUM of $28.0 billion.  Equity AUM were $24.5 billion on June 30, 2010, 25.0% above the $19.6 billion on June 30, 2009 but 6.6% below the March 31, 2010 equity AUM of $26.2 billion.  Highlights are as follows:

-
Our open-end equity funds AUM were $8.7 billion on June 30, 2010, 29.9% higher than the $6.7 billion on June 30, 2009 but 5.1% below the $9.2 billion on March 31, 2010.  During the second quarter of 2010 we had net cash inflow of $180 million.

-
Our institutional and private wealth management business ended the quarter with $10.9 billion in separately managed accounts, up 23.9% from the $8.8 billion on June 30, 2009 but 9.2% lower than the March 31, 2010 level of $12.0 billion.  During the second quarter of 2010 we had net cash outflow of $57 million.

-
Our closed-end funds had AUM of $4.5 billion on June 30, 2010, climbing 17.0% from the $3.8 billion on June 30, 2009 but 6.2% below the $4.8 billion on March 31, 2010.  During the second quarter of 2010 we had net cash inflow of $139 million.

-
Our investment partnerships AUM were $406 million on June 30, 2010 versus $266 million on June 30, 2009 and $341 million on March 31, 2010.  During the second quarter of 2010 we had net cash inflow of $65 million.

-
AUM in The Gabelli U.S. Treasury Money Market Fund, our 100% U.S. Treasury money market fund, declined to $1.6 billion at June 30, 2010 compared with $1.7 billion at March 31, 2010 and the June 30, 2009 AUM of $1.8 billion.

-
We have the opportunity to earn base fees and incentive fees for certain institutional client assets, assets attributable to preferred issues for our closed-end funds, our Gabelli Global Deal Fund (NYSE: GDL) and investment partnership assets.  As of June 30, 2010, assets with incentive based fees were $2.8 billion, 7.7% higher than the $2.6 billion on June 30, 2009 but 3.4% below the $2.9 billion on March 31, 2010.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 2nd Quarter 2010
		Closed-end Fund
		distributions,			Market
	March 31,	net of	Net cash		appreciation/	June 30,
	2010	reinvesments	flows (a)		(depreciation)	2010
Equities:
Open-end Funds	$9,153	$-	$180		$(649)	$8,684
Closed-end Funds	4,766	(76)	139		(359)	4,470
Institutional & PWM - direct	9,904	-	(116)		(800)	8,988
Institutional & PWM - sub-advisory	2,059	-	59		(183)	1,935
Investment Partnerships	341	-	65	(b)	-	406
Total Equities	26,223	(76)	327		(1,991)	24,483
Fixed Income:
Money-Market Fund	1,727	-	(148)		-	1,579
Institutional & PWM	26	-	-		-	26
Total Fixed Income	1,753	-	(148)		-	1,605
Total Assets Under Management	$27,976	$(76)	$179		$(1,991)	$26,088
(a) Includes $139 million of shares issued for closed-end funds.
(b) Includes $50 million invested by the Company in a new merger arbitrage fund.

The Company reported Assets Under Management as follows (in millions):

Table II: Fund Flows - Six months ended June 30, 2010
		Closed-end Fund
		distributions,			Market
	December 31,	net of	Net cash		appreciation/	June 30,
	2009	reinvesments	flows (a)		(depreciation)	2010
Equities:
Open-end Funds	$8,476	$-	$461		$(253)	$8,684
Closed-end Funds	4,609	(149)	191		(181)	4,470
Institutional & PWM - direct	9,312	-	(162)		(162)	8,988
Institutional & PWM - sub-advisory	1,897	-	83		(45)	1,935
Investment Partnerships	305	-	94	(b)	7	406
Total Equities	24,599	(149)	667		(634)	24,483
Fixed Income:
Money-Market Fund	1,721	-	(143)		1	1,579
Institutional & PWM	26	-	-		-	26
Total Fixed Income	1,747	-	(143)		1	1,605
Total Assets Under Management	$26,346	$(149)	$524		$(633)	$26,088
(a) Includes $191 million of shares issued for closed-end funds.
(b) Includes $50 million invested by the Company in a new merger arbitrage fund.

Table III:
	June 30,	June 30,	%
	2009	2010	Inc.(Dec.)
Equities:
Open-end Funds	$6,684	$8,684	29.9%
Closed-end Funds	3,822	4,470	17.0
Institutional & PWM - direct	7,332	8,988	22.6
Institutional & PWM - sub-advisory	1,476	1,935	31.1
Investment Partnerships	266	406	52.6
Total Equities	19,580	24,483	25.0
Fixed Income:
Money-Market Fund	1,765	1,579	(10.5)
Institutional & PWM	21	26	23.8
Total Fixed Income	1,786	1,605	(10.1)
Total Assets Under Management	$21,366	$26,088	22.1%

Table IV: Assets Under Management by Quarter
						% Increase/
						(decrease) from
	6/09	9/09	12/09	3/10	6/10	6/09	3/10
Equities:
Open-end Funds	$6,684	$7,906	$8,476	$9,153	$8,684	29.9%	(5.1%)
Closed-end Funds	3,822	4,369	4,609	4,766	4,470	17.0	(6.2)
Institutional & PWM - direct	7,332	8,491	9,312	9,904	8,988	22.6	(9.2)
Institutional & PWM - sub-advisory	1,476	1,777	1,897	2,059	1,935	31.1	(6.0)
Investment Partnerships	266	291	305	341	406	52.6	19.1
Total Equities	19,580	22,834	24,599	26,223	24,483	25.0	(6.6)
Fixed Income:
Money-Market Fund	1,765	1,616	1,721	1,727	1,579	(10.5)	(8.6)
Institutional & PWM	21	26	26	26	26	23.8	-
Total Fixed Income	1,786	1,642	1,747	1,753	1,605	(10.1)	(8.4)
Total Assets Under Management	$21,366	$24,476	$26,346	$27,976	$26,088	22.1%	(6.7%)

Relative long-term investment performance remains strong.  45% of all firm mutual funds performed in the top half of their Lipper categories on a one-, three-, five-, and ten-year total return basis, respectively as of June 30, 2010.  Also, 50% of the firm’s mutual funds have a 4- or 5-star 3 year Morningstar RatingTM.

Gabelli Funds Morningstar Ratings Based on Risk Adjusted returns as of June 30, 2010 for funds that we manage
		Overall Rating		3 Year Rating		5 Year Rating		10 Year Rating
	Morningstar		# of		# of		# of		# of
FUND	Category	Stars	Funds	Stars	Funds	Stars	Funds	Stars	Funds
Gabelli ABC AAA	Mid-Cap Blend	êêêêê	364	êêêêê	364	êêêêê	307	êêêêê	161
Gabelli Asset AAA	Large Blend	êêêêê	1810	êêêê	1810	êêêêê	1486	êêêêê	772
Gabelli Blue Chip Value AAA	Large Blend	êêêê	1810	êêêê	1810	êêêê	1486	êêê	772
Gabelli Equity Income AAA	Large Value	êêêêê	1135	êêêêê	1135	êêêêê	952	êêêêê	494
Gabelli Small Cap Growth AAA	Small Blend	êêêêê	565	êêêêê	565	êêêêê	479	êêêê	251
Gabelli SRI Green AAA	Mid-Cap Growth	êêêêê	694	êêêêê	694	n/a	n/a	n/a	n/a
Gabelli Utilities AAA	Specialty-Utilities	êêêê	91	êêêêê	91	êêêê	84	êêêê	55
Gabelli Value A	Mid-Cap Blend	êê	364	êê	364	êê	307	êê	161
Gabelli Woodland Small Cap Value AAA	Small Blend	êêê	565	êêê	565	êêê	479	n/a	n/a
GAMCO Global Convertible Secs AAA	Convertibles	ê	60	êê	60	ê	57	ê	41
GAMCO Global Growth AAA	World Stock	êê	594	êêê	594	êêê	471	ê	259
GAMCO Global Opportunity AAA	World Stock	êêê	594	êêê	594	êêê	471	êêê	259
GAMCO Global Telecommunications AAA	Specialty-Communications	êêêê	39	êêê	39	êêêê	33	êêêê	22
GAMCO Gold AAA	Specialty-Precious Metals	êêêê	67	êêê	67	êêê	60	êêêê	38
GAMCO Growth AAA	Large Growth	êê	1545	êê	1545	êê	1298	êê	739
GAMCO International Growth AAA	Foreign Large Growth	êêê	215	êêê	215	êêê	158	êêê	81
GAMCO Mathers	Conservative Allocation	êê	555	êêêê	555	êêê	400	ê	162
Gabelli Enterprise Mergers & Acquisitions A	Mid-cap Blend	êêêê	364	êêêêê	364	êêêê	307	n/a	n/a
Comstock Capital Value AAA	Bear Market	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Percent of Rated funds rated 4 or 5 stars		55.56%		50.00%		47.06%		46.67%

The Overall Morningstar Rating™ is derived from a weighted average of the performance figures associated with its three, five and ten year (if applicable) Morningstar Rating metrics.
Data presented reflects past performance, which is no guarantee of future results. Ratings are for Class AAA or A shares only, other classes may have different performance characteristics. Unrated funds and closed-end funds are not listed. For each fund with at least a three year history, Morningstar calculates a Morningstar Rating based on a
Morningstar Risk-Adjusted Return measure (including the effects of sales charges, loads, and redemption fees) that accounts for variation in a fund's monthly performance, placing more emphasis on downward variations and rewarding consistent performance. The top 10% of the funds in each category receive 5 stars, the next 22.5% receive 4 stars, the next 35%
receive 3 stars, the next 22.5% receive 2 stars, and the bottom 10% receive 1 star. (Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages.) Strong relative performance is not indicative of positive fund returns. © 2010 Morningstar, Inc. All rights reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Investors should consider the investment objectives, risks, sales charges and expenses of the fund carefully before investing. Each Fund's prospectus contains this and other information about the Funds and is available, along with information on other Gabelli Funds, by calling 800-GABELLI (422-3554), online at www.gabelli.com/funds or from your financial advisor. The prospectus should be read carefully before investing. Distributed by Gabelli & Company, One Corporate Center, Rye, NY 10580 Call 1-800-GABELLI (422-3554) for a prospectus.
The inception date for the Gabelli SRI Green Fund was June 1, 2007. The inception date for the Gabelli Woodland Small Cap Value Fund was December 31, 2002.
The inception date for the Gabelli Enterprise Mergers & Acquisitions Fund was February 28, 2001. The inception date for the Comstock Capital Value Fund was October 10, 1985.

GABELLI/GAMCO FUNDS		Gabelli Funds Lipper Rankings as of June 30, 2010
		1 Yr - 06/30/09-06/30/10		3 Yrs - 06/30/07-06/30/10		5 Yrs - 06/30/05-06/30/10		10 Yrs - 06/30/00-06/30/10
		Percentile	Rank /	Percentile	Rank /	Percentile	Rank /	Percentile	Rank /
Fund Name	Lipper Category	Rank	Total Funds	Rank	Total Funds	Rank	Total Funds	Rank	Total Funds
Gabelli Asset; AAA	Multi-Cap Core Funds	14	116/857	19	139/741	12	67/595	21	52/257
Gabelli Value Fund; A	Multi-Cap Core Funds	1	4/857	33	244/741	33	192/595	32	80/257
Gabelli SRI; AAA	Multi-Cap Growth Funds	92	377/412	11	38/365	-	-	-	-
Gabelli Eq:Eq Inc; AAA	Equity Income Funds	32	88/275	24	54/233	20	36/187	14	14/106
GAMCO Growth; AAA	Large-Cap Growth Funds	94	791/848	73	534/733	61	374/617	81	270/335
Gabelli Eq:SC Gro; AAA	Small-Cap Core Funds	70	527/760	16	101/666	17	92/549	25	69/278
Gabelli Eq:Wd SCV; AAA	Small-Cap Core Funds	94	714/760	43	284/666	65	355/549	-	-
GAMCO Gl:Oppty; AAA	Global Large-Cap Growth	37	44/119	17	14/85	26	18/70	29	12/41
GAMCO Gl:Growth; AAA	Global Large-Cap Growth	66	79/119	31	26/85	41	29/70	89	37/41
GAMCO Gold; AAA	Precious Metal Funds	52	42/80	44	28/63	38	20/52	28	9/32
GAMCO Intl Gro; AAA	International Large-Cap Growth	15	28/186	45	68/153	65	72/111	55	36/65
Gabelli Bl Chp Val; AAA	Large-Cap Core Funds	64	621/979	28	228/834	22	151/709	22	88/417
Gabelli Inv:ABC; AAA	Specialty Diversified Equity Funds	68	27/39	23	8/34	14	3/22	30	3/9
GAMCO Mathers; AAA	Specialty Diversified Equity Funds	75	30/39	38	13/34	53	12/22	90	9/9
Comstock Cap Val; A	Specialty Diversified Equity Funds	93	37/39	12	4/34	79	18/22	60	6/9
GAMCO Gl:Telecom; AAA	Telecommunications Funds	28	12/43	18	6/34	28	8/28	10	2/20
GAMCO Gl:Convert; AAA	Convertible Securities Funds	7	4/65	88	44/49	84	41/48	93	37/39
Gabelli Utilities; AAA	Utility Funds	13	11/89	3	2/81	19	13/70	20	10/50
787:Gabelli Merg&Acq; A	Mid-Cap Core Funds	88	362/400	11	37/327	28	76/262	-	-
Gabelli Capital Asset Fund	Distributed through Insurance Channel	8	25/342	45	135/300	24	58/241	12	11/95
% of funds in top half		45.0%		90.0%		68.4%		64.7%

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

Relative long-term investment performance remained strong with approximately 45%, 90%, 68% and 65% of firmwide mutual funds in the top half of their Lipper categories on a one-, three-, five-, and ten-year total-return basis, respectively, as of June 30, 2010.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared To Three Months Ended June 30, 2009

(Unaudited; in thousands, except per share data)
	2010	2009
Revenues
Investment advisory and incentive fees	$50,271	$35,989
Insitutional research services	4,524	3,949
Distribution fees and other income	7,704	5,233
Total revenues	62,499	45,171
Expenses
Compensation	25,871	19,681
Management fee	1,380	2,304
Distribution costs	7,099	5,583
Other operating expenses	5,569	4,942
Total expenses	39,919	32,510
Operating income	22,580	12,661
Other income (expense)
Net gain/(loss) from investments	(7,797)	10,730
Interest and dividend income	1,089	801
Interest expense	(3,406)	(3,435)
Total other income (expense), net	(10,114)	8,096
Income before income taxes	12,466	20,757
Income tax provision	4,401	7,133
Net income	8,065	13,624
Net income/(loss) attributable to noncontrolling interests	16	308
Net income attributable to GAMCO Investors, Inc.'s shareholders	$8,049	$13,316

Net income attributable to GAMCO Investors, Inc.'s shareholders per share
Basic	$0.30	$0.49
Diluted	$0.30	$0.48

Reconciliation of net income attributable to GAMCO Investors, Inc.'s shareholders to Adjusted EBITDA:

Net income attributable to GAMCO Investors, Inc.'s shareholders	$8,049	$13,316
Interest expense	3,406	3,435
Income tax provision and net income attributable to noncontrolling interests	4,417	7,441
Depreciation and amortization	172	161
Adjusted EBITDA (a)	$16,044	$24,353

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

Total revenues were $62.5 million in the second quarter of 2010, 38.3% above the $45.2 million reported in the second quarter of 2009.  Operating income was $22.6 million, an increase of $9.9 million or 78.0% from the $12.7 million in the second quarter of 2009.  Total other income, net of interest expense, was an expense of $10.1 million for the second quarter 2010 versus income of $8.1 million in the prior year’s quarter.  In the short-run, our results remain sensitive to changes in the equity markets.  Net income attributable to GAMCO Investors, Inc.’s shareholders for the quarter was $8.0 million or $0.30 per fully diluted share versus $13.3 million or $0.48 per fully diluted share in the prior year’s quarter.

Investment advisory fees for the second quarter 2010 were $50.3 million, 39.7% above the 2009 comparative figure of $36.0 million.  Open-end mutual fund revenues increased by 38.7% to $23.3 million from $16.8 million in second quarter 2009 due to higher average AUM.  Our closed-end fund revenues rose 36.4% to $9.0 million in the second quarter 2010 from $6.6 million in 2009 due to increased average AUM.  Institutional and private wealth management accounts revenues, whose revenues are based upon prior quarter-end AUM, increased 44.2% to $17.3 million from $12.0 million in second quarter 2009, primarily due to higher AUM.  Investment partnership revenues were $0.7 million, an increase of 40.0% from the $0.5 million in 2009.  This increase was primarily due to higher AUM in the current quarter as compared to the prior year's quarter.

Our institutional research subsidiary achieved revenues of $4.5 million in the second quarter 2010, increasing 15.4% from the $3.9 million in the prior year.

Open-end fund distribution fees and other income were $7.7 million for the second quarter 2010, an increase of 48.1% or $2.5 million from the prior period’s $5.2 million, primarily due to higher quarterly average AUM in open-end equity mutual funds that generate such fees.

Compensation costs, which are largely variable, were $25.9 million or 31.5% higher than the $19.7 million recorded in the prior year period.  This increase was driven by higher revenues across most business lines as AUM increased substantially quarter over quarter.

Management fee expense, which is completely variable and based on pretax income, decreased to $1.4 million in the second quarter of 2010 from $2.3 million in the 2009 period.

Distribution costs were $7.1 million, an increase of 26.8% from $5.6 million in the prior year’s period as average AUM in open-end mutual funds, the majority of which were obtained through third-party distribution programs, increased 31% in the second quarter 2010 from the second quarter of 2009.

Other operating expenses increased by $0.7 million to $5.6 million in the second quarter of 2010 from the prior year second quarter of $4.9 million.

Total expenses, excluding the management fee, were $38.5 million in the second quarter of 2010, a 27.5% increase from $30.2 million in the second quarter of 2009.

Operating income for the second quarter of 2010 was $22.6 million, an increase of $9.9 million from the second quarter 2009’s $12.7 million.  This increase was largely due to the increase in revenues partially offset by a smaller increase in operating expenses.

Total other income (net of interest expense) was an expense of $10.1 million for the second quarter 2010 versus income of $8.1 million in the prior year’s quarter.  The majority of the $18.2 million swing is from the trading results of our investments in equity instruments.  Interest income was lower by $0.2 million while dividend income was higher by $0.5 million.  Interest expense was unchanged at $3.4 million for both the second quarter 2010 and 2009.

The effective tax rate for the three months ended June 30, 2010 was 35.3% as compared to the prior year period’s effective rate of 34.4%.

Six Months Ended June 30, 2010 Compared To Six Months Ended June 30, 2009

(Unaudited; in thousands, except per share data)
	2010	2009
Revenues
Investment advisory and incentive fees	$99,613	$71,188
Insitutional research services	7,948	7,599
Distribution fees and other income	14,936	9,743
Total revenues	122,497	88,530
Expenses
Compensation	52,084	40,466
Management fee	3,828	3,653
Distribution costs	14,130	11,005
Other operating expenses	10,505	9,243
Total expenses	80,547	64,367
Operating income	41,950	24,163
Other income (expense)
Net gain/(loss) from investments	(2,565)	13,322
Interest and dividend income	1,904	2,079
Interest expense	(6,698)	(6,669)
Total other income (expense), net	(7,359)	8,732
Income before income taxes	34,591	32,895
Income tax provision	12,695	11,121
Net income	21,896	21,774
Net income attributable to noncontrolling interests	121	246
Net income attributable to GAMCO Investors, Inc.'s shareholders	$21,775	$21,528

Net income attributable to GAMCO Investors, Inc.'s shareholders per share
Basic	$0.80	$0.79
Diluted	$0.80	$0.78

Reconciliation of net income attributable to GAMCO Investors, Inc.'s shareholders to Adjusted EBITDA:

Net income attributable to GAMCO Investors, Inc.'s shareholders	$21,775	$21,528
Interest expense	6,698	6,669
Income tax provision and net income attributable to noncontrolling interests	12,816	11,367
Depreciation and amortization	343	327
Adjusted EBITDA (a)	$41,632	$39,891

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

Total revenues were $122.5 million in the six months ended 2010, 38.4% above the $88.5 million reported in the six months ended 2009.  Operating income was $42.0 million, an increase of $17.8 million or 73.6% from the $24.2 million in the six months ended 2009.  Total other income, net of interest expense, was an expense of $7.4 million for the six months ended June 30, 2010 versus income of $8.7 million in the prior year’s quarter.  In the short-run, our results remain sensitive to changes in the equity market.  Net income attributable to GAMCO Investors, Inc.’s shareholders for the six months ended June 30, 2010 was $21.8 million or $0.80 per fully diluted share versus $21.5 million or $0.78 per fully diluted share in the prior year’s period.

Investment advisory fees for the six months ended June 30, 2010 were $99.6 million, 39.9% above the 2009 comparative figure of $71.2 million.  Open-end mutual fund revenues increased by 39.4% to $45.3 million from $32.5 million in the six months ended June 30, 2009 due to higher average AUM.  Our closed-end fund revenues rose 42.7% to $17.7 million in the six months ended June 30, 2010 from $12.4 million in 2009 due to increased average AUM.  Institutional and private wealth management accounts revenues, whose revenues are based upon prior quarter-end AUM, increased 39.3% to $35.1 million from $25.2 million in the six months ended June 30, 2009, primarily due to higher AUM.  Investment partnership revenues were $1.5 million, an increase of 50.0% from the $1.0 million in 2009.  This increase was primarily due to higher AUM in the current six month period as compared to the prior year's period.

Our institutional research subsidiary achieved revenues of $7.9 million in the six months ended June 30, 2010, increasing 3.9% from the $7.6 million in the prior year.

Open-end fund distribution fees and other income were $14.9 million for the six months ended June 30, 2010, an increase of 53.6% or $5.2 million from the prior period’s $9.7 million, primarily due to higher quarterly average AUM in open-end equity mutual funds that generate such fees.

Compensation costs, which are largely variable, were $52.1 million or 28.6% higher than the $40.5 million recorded in the prior year period.  This increase was driven by higher revenues across most business lines as AUM increased period over period.

Management fee expense, which is completely variable and based on pretax income, increased slightly to $3.8 million in the six months ended 2010 from $3.7 million in the 2009 period.

Distribution costs were $14.1 million, an increase of 28.2% from $11.0 million in the prior year’s period as average AUM in open-end mutual funds, the majority of which were obtained through third-party distribution programs, increased 36% for the six months ended June 30, 2010 from the six months ended June 30, 2009.

Other operating expenses increased by $1.3 million to $10.5 million in the six months ended June 30, 2010 from the prior year period’s $9.2 million.  Excluding the receipt of insurance reimbursements for legal fees and expenses expensed in prior periods, for both the 2010 and 2009 periods, other operating expenses would have been only slightly higher by $0.1 million.

Total expenses, excluding the management fee, were $76.7 million in the six months ended June 30, 2010, a 26.4% increase from $60.7 million in the six months ended June 30, 2009.

Operating income for the six months ended June 30, 2010 was $42.0 million, an increase of $17.8 million from the six months ended June 30, 2009’s $24.2 million.  This increase was largely due to the increase in revenues partially offset by a smaller increase in operating expenses.

Total other income (net of interest expense) was an expense of $7.4 million for the six months ended June 30, 2010 versus income of $8.7 million in the prior year’s period.  The majority of the swing of $16.1 million is due to the trading results of our investments in equity instruments.  Interest income was lower by $0.6 million while dividend income was higher by $0.5 million.  Interest expense was flat at $6.7 million for both the six months ended June 30, 2010 and 2009.

The effective tax rate for the six months ended June 30, 2010 was 36.7% as compared to the prior year period’s effective rate of 33.8%.  The prior year’s rate included a reduction to certain income tax reserves.

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

Summary cash flow data is as follows:

	Six months ended
	June 30,
	2010	2009
Cash flows provided by (used in):	(in thousands)
Operating activities	$(49,813)	$121,159
Investing activities	3,282	(35,893)
Financing activities	(32,979)	(6,228)
Effect of exchange rates on cash and cash equivalents	(18)	118
Net (decrease) increase	(79,528)	79,156
Cash and cash equivalents at beginning of period	338,270	331,174
Cash and cash equivalents at end of period	$258,742	$410,330

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

At June 30, 2010, we had total cash and cash equivalents (excluding restricted cash) of $258.7 million, a decrease of $79.5 million from December 31, 2009.  Cash and cash equivalents and investments in securities held in escrow relating to the $60 million 6.5% convertible note and held by consolidated investment partnerships and offshore funds are restricted from use for general operating purposes.  Total debt outstanding at June 30, 2010 was $178.9 million, consisting of the $60 million 6.5% convertible note, the $20 million 6% convertible note and the $99 million of 5.5% senior notes.  The Company redeemed $20 million of the 6% convertible note for 101% of par value on May 31, 2010.

For the six months ended June 30, 2010, cash used in operating activities was $49.8 million.  The most significant contributor to the lower cash provided by operating activities in the first six months of 2010 versus the first six months of 2009 was the activity in the trading securities as there were net purchases of trading securities of $63.8 million during 2010 while during the 2009 period there were net sales of trading securities of $90.8 million.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities and change in restricted cash, was $3.3 million in the first six months of 2010.  Cash used in financing activities in the first six months of 2010 was $33.0 million.

For the six months ended June 30, 2009, cash provided by operating activities was $121.2 million.  Cash used in investing activities, related to purchases and sales of available for sale securities and change in restricted cash, was $35.9 million in the first six months of 2009.  Cash used in financing activities in the first six months of 2009 was $6.2 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

As a registered broker-dealer, Gabelli & Company is subject to certain net capital requirements.  Gabelli & Company's net capital has historically exceeded these minimum net capital requirements.  Gabelli & Company computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debt items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 at June 30, 2010.  At June 30, 2010, Gabelli & Company had net capital, as defined, of approximately $10.4 million, exceeding the regulatory requirement by approximately $10.2 million.  Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

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

With respect to our proprietary investment activities, included in investments in securities of $213.1 million at June 30, 2010 were investments in mutual funds, largely invested in equity products, of $57.5 million, a selection of common and preferred stocks totaling $152.7 million, and other investments of approximately $2.9 million.  Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $152.7 million invested in common and preferred stocks at June 30, 2010, $32.8 million represented our investment in Westwood Holdings Group Inc., and $16.9 million was invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At June 30, 2010, the fair value of securities sold, not yet purchased was $13.7 million.  Investments in partnerships totaled $74.1 million at June 30, 2010, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.  These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

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

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our Mutual Funds, Separate Accounts, and Investment Partnerships as well as our proprietary investment and trading activities.  At June 30, 2010, we had equity investments, including mutual funds largely invested in equity products, of $208.5 million.  Investments in mutual funds, $57.5 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships totaled $74.1 million, of which $23.7 million were invested in partnerships which invest in event-driven merger arbitrage strategies.  These strategies are primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes will be recorded as net gain (loss) from investments in the condensed consolidated statements of income while the available for sale portfolio changes will be recorded in other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010.  Disclosure controls and procedures as defined under the Securities Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Co-Principal Accounting Officers (“PAOs”), to allow timely decisions regarding required disclosure.  Our CEO, CFO, and PAOs participated in this evaluation and concluded that, as of the date of June 30, 2010, our disclosure controls and procedures were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended June 30, 2010:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
4/01/10 - 4/30/10	30,200	$45.98	30,200	497,936
5/01/10 - 5/31/10	82,400	42.63	82,400	915,536
6/01/10 - 6/30/10	117,900	37.73	117,900	797,636
Totals	230,500	$40.56	230,500

In May 2010, the Board of Directors approved an increase of 500,000 shares of GBL available to be repurchased under our stock repurchase program.  Our stock repurchase programs are not subject to expiration dates.

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

GAMCO INVESTORS, INC.
(Registrant)

By:/s/ Kieran Caterina	By:/s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Principal Accounting Officer	Title: Co-Principal Accounting Officer

Date: August 5, 2010	Date: August 5, 2010