Form 10-Q
period 2010-09-30
GAMCO INVESTORS, INC. ET AL
filed 2010-11-08
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at October 31, 2010
Class A Common Stock, .001 par value	6,970,210
Class B Common Stock, .001 par value	20,291,904

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended September 30, 2010 and 2009

- Nine months ended September 30, 2010 and 2009

Condensed Consolidated Statements of Financial Condition:
- September 30, 2010
- December 31, 2009
- September 30, 2009

Condensed Consolidated Statements of Equity and Comprehensive Income:
- Nine months ended September 30, 2010 and 2009

Condensed Consolidated Statements of Cash Flows:
- Nine months ended September 30, 2010 and 2009

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Investment advisory and incentive fees	$50,249	$40,957	$149,862	$112,145
Institutional research services	4,005	4,588	11,953	12,187
Distribution fees and other income	8,189	6,037	23,125	15,780
Total revenues	62,443	51,582	184,940	140,112
Expenses
Compensation	26,661	21,590	78,745	62,056
Management fee	3,540	2,638	7,368	6,291
Distribution costs	7,710	6,089	21,840	17,094
Other operating expenses	5,023	4,405	15,528	13,648
Total expenses	42,934	34,722	123,481	99,089

Operating income	19,509	16,860	61,459	41,023
Other income (expense)
Net gain from investments	13,916	9,659	11,351	22,981
Interest and dividend income	2,012	598	3,916	2,677
Interest and other expense	(3,295)	(3,296)	(9,993)	(9,965)
Total other income (expense), net	12,633	6,961	5,274	15,693
Income before income taxes	32,142	23,821	66,733	56,716
Income tax provision	11,686	8,913	24,381	20,034
Net income	20,456	14,908	42,352	36,682
Net income attributable to noncontrolling interests	350	257	471	503
Net income attributable to GAMCO Investors, Inc.'s shareholders	$20,106	$14,651	$41,881	$36,179

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.75	$0.54	$1.55	$1.32

Diluted	$0.73	$0.53	$1.53	$1.32

Weighted average shares outstanding:
Basic	26,828	27,366	26,996	27,376

Diluted	28,364	27,505	27,818	27,464

Dividends declared:	$0.93	$0.03	$0.99	$0.09

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	September 30,	December 31,	September 30,
	2010	2009	2009
ASSETS
Cash and cash equivalents, including restricted cash of $62,308,
$62,258 and $62,246, respectively	$294,271	$400,528	$463,361
Investments in securities	228,210	157,403	172,571
Investments in partnerships	79,244	62,655	63,997
Receivable from brokers	62,209	30,072	21,991
Investment advisory fees receivable	17,145	35,685	13,957
Income tax receivable and deferred tax assets	-	-	4,536
Other assets	21,140	21,466	18,247
Total assets	$702,219	$707,809	$758,660

LIABILITIES AND EQUITY
Payable to brokers	$4,151	$395	$10,006
Income taxes payable and deferred tax liabilities	4,533	8,523	-
Capital lease obligation	5,197	5,265	5,278
Compensation payable	23,575	13,302	20,974
Securities sold, not yet purchased	18,446	9,569	9,738
Mandatorily redeemable noncontrolling interests	1,367	1,622	1,586
Accrued expenses and other liabilities	25,436	25,157	24,879
Sub-total	82,705	63,833	72,461

5.5% Senior notes (due May 15, 2013)	99,000	99,000	99,000
6% Convertible note (due August 14, 2011)	-	39,851	39,829
6.5% Convertible note (due October 2, 2018, repaid October 13, 2010)	60,000	60,000	60,000
Total liabilities	241,705	262,684	271,290

Redeemable noncontrolling interests	15,994	1,464	1,424
Commitments and contingencies (Note J)
Equity
GAMCO Investors, Inc. stockholders' equity
Class A Common Stock, $0.001 par value; 100,000,000
shares authorized; 13,202,489, 13,120,276 and 13,108,526
issued, respectively; 6,970,410, 7,311,997 and 7,337,347
outstanding, respectively	13	13	13
Class B Common Stock, $0.001 par value; 100,000,000
shares authorized; 24,000,000 shares issued;
20,292,104, 20,292,917 and 20,292,917 shares
outstanding, respectively	20	20	20
Additional paid-in capital	255,860	251,591	249,889
Retained earnings	425,383	410,473	447,145
Accumulated comprehensive income	19,306	19,088	24,870
Treasury stock, at cost (6,232,079, 5,808,279 and 5,771,179
shares, respectively)	(259,442)	(241,567)	(239,939)
Total GAMCO Investors, Inc. stockholders' equity	441,140	439,618	481,998
Noncontrolling interests	3,380	4,043	3,948
Total equity	444,520	443,661	485,946

Total liabilities and equity	$702,219	$707,809	$758,660

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
UNAUDITED
(In thousands)

For the nine months ended September 30, 2010
		GAMCO Investors, Inc. shareholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling	Comprehensive
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests	Income
Balance at December 31, 2009	$4,043	$33	$251,591	$410,473	$19,088	$(241,567)	$443,661	$1,464	$-
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(475)	-
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	14,700	-
Dividends paid to noncontrolling
interests	(829)	-	-	-	-	-	(829)	-	-
Net income	166	-	-	41,881	-	-	42,047	305	42,352
Net unrealized losses on
securities available for sale,
net of income tax benefit ($129)	-	-	-	-	220	-	220	-	220
Foreign currency translation	-	-	-	-	(2)	-	(2)	-	(2)
Dividends declared ($0.99 per
share)	-	-	-	(26,971)	-	-	(26,971)	-	-
Stock based compensation
expense	-	-	4,221	-	-	-	4,221	-	-
Exercise of stock options
including tax benefit	-	-	48	-	-	-	48	-	-
Purchase of treasury stock	-	-	-	-	-	(17,875)	(17,875)	-	-
Balance at September 30, 2010	$3,380	$33	$255,860	$425,383	$19,306	$(259,442)	$444,520	$15,994	$42,570
Comprehensive income attributable
to noncontrolling interest									(471)
Total comprehensive income
attributable to GAMCO Investors, Inc.									$42,099

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
UNAUDITED
(In thousands)

For the nine months ended September 30, 2009
		GAMCO Investors, Inc. shareholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling	Comprehensive
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests	Income
Balance at December 31, 2008	$4,788	$33	$245,973	$413,761	$14,923	$(234,537)	$444,941	$4,201	$-
Purchase of subsidiary shares
from noncontrolling interest	(747)	-	-	-	-	-	(747)	-	-
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(2,961)	-
Spin-off of subsidiary shares
to noncontrolling interests	(412)	-	-	-	-	-	(412)	-	-
Net income	319	-	-	36,179	-	-	36,498	184	36,682
Net unrealized gains on
securities available for sale,
net of income tax ($5,814)	-	-	-	-	9,898	-	9,898	-	9,898
Foreign currency translation	-	-	-	-	49	-	49	-	49
Dividends declared ($0.09 per
share)	-	-	-	(2,795)	-	-	(2,795)	-	-
Income tax effect of transaction
with shareholders	-	-	(243)	-	-	-	(243)	-	-
Stock based compensation
expense	-	-	3,821	-	-	-	3,821	-	-
Exercise of stock options
including tax benefit	-	-	338	-	-	-	338	-	-
Purchase of treasury stock	-	-	-	-	-	(5,402)	(5,402)	-	-
Balance at September 30, 2009	$3,948	$33	$249,889	$447,145	$24,870	$(239,939)	$485,946	$1,424	$46,629
Comprehensive income attributable
to noncontrolling interest									(503)
Total comprehensive income
attributable to GAMCO Investors, Inc.									$46,126

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities
Net income	$42,352	$36,682
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net gains from partnerships and affiliates	(4,869)	(9,569)
Depreciation and amortization	520	487
Stock based compensation expense	4,221	3,821
Deferred income taxes	724	2,644
Tax benefit from exercise of stock options	8	112
Foreign currency translation gain/(loss)	(2)	49
Fair value of donated securities	(608)	370
Gains on sales of available for sale securities	(13)	(2,150)
Amortization of discount on debt	52	63
Loss on extinguishment of debt	497	-
(Increase) decrease in assets:
Investments in trading securities	(64,863)	77,327
Investments in partnerships:
Contributions to partnerships	(18,143)	(1,432)
Distributions from partnerships	6,423	7,711
Receivable from brokers	(32,137)	(5,531)
Investment advisory fees receivable	18,539	(2,022)
Income tax receivable and deferred tax assets	-	10,943
Other assets	(194)	916
Increase (decrease) in liabilities:
Payable to brokers	3,756	8,149
Income taxes payable and deferred tax liabilities	(4,843)	-
Compensation payable	10,273	6,377
Mandatorily redeemable noncontrolling interests	(255)	190
Accrued expenses and other liabilities	(192)	1,176
Total adjustments	(81,106)	99,631
Net cash (used in)/provided by operating activities	$(38,754)	$136,313

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
Investing activities
Purchases of available for sale securities	$(12)	$(6,183)
Proceeds from sales of available for sale securities	2,014	4,329
Return of capital on available for sale securities	1,901	2,748
Increase in restricted cash	(50)	(55,090)
Net cash provided by (used in) investing activities	3,853	(54,196)

Financing activities
Contributions from redeemable noncontrolling interests	14,700	-
Redemptions of redeemable noncontrolling interests	(475)	(2,961)
Repayment of 6% Convertible notes due August 14, 2011	(40,400)	-
Proceeds from exercise of stock options	40	226
Dividends paid	(26,565)	(3,375)
Dividends paid to noncontrolling interests	(829)	-
Purchase of subsidiary shares from noncontrolling interests	-	(747)
Purchase of treasury stock	(17,875)	(5,402)
Net cash used in financing activities	(71,404)	(12,259)
Effect of exchange rates on cash and cash equivalents	(2)	83
Net (decrease) increase in cash and cash equivalents	(106,307)	69,941
Cash and cash equivalents at beginning of period	338,270	331,174
Cash and cash equivalents at end of period	$231,963	$401,115
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,775	$9,859
Cash paid for taxes	$28,004	$17,356
Non-cash activity:
- On March 20, 2009, GAMCO Investors, Inc. distributed its shares of Teton Advisors, Inc. ($300) to its shareholders which resulted in the deconsolidation of Teton, and decreases of approximately $911 of cash and cash equivalents,
$199 of net liabilities and $412 of noncontrolling interests.
- For 2010 and 2009 the Company accrued RSA dividends of $405 and $31, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

During the third quarter of 2010, the Company presented a separate column for redeemable noncontrolling interests and the amount of comprehensive income attributable to noncontrolling interests and comprehensive income attributable to GAMCO in its condensed consolidated statement of equity and comprehensive income.  The condensed consolidated statement of equity and comprehensive income for the interim period ended September 30, 2009 has also included such information.

Certain items previously reported have been reclassified to conform to the current period’s condensed consolidated financial statements presentation.

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

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements.  The guidance affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements.  The guidance requires new disclosures regarding transfers in and out of Level 1 and 2 fair value measurements and activity related to Level 3 fair value measurements.  In addition, the guidance clarifies existing fair value disclosure requirements related to the level of disaggregation of assets and liabilities and the valuation techniques and inputs used.  This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company has adopted the guidance that was effective for interim and annual periods beginning after December 15, 2009 on January 1, 2010 which resulted in enhanced footnote disclosure.  The Company's adoption of the guidance which will be effective for interim and annual periods beginning after December 15, 2010 will result in enhanced footnote disclosure upon adoption on January 1, 2011.

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

 B.  Investment in Securities

Investments in securities at September 30, 2010, December 31, 2009 and September 30, 2009 consisted of the following:

	September 30, 2010		December 31, 2009		September 30, 2009
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$1,388	$1,363	$-	$-	$-	$-
Common stocks	122,720	128,386	53,985	58,834	74,618	79,680
Mutual funds	1,194	1,365	1,194	1,295	1,215	1,254
Convertible bonds	762	938	-	-	-	-
Preferred stocks	1,783	1,834	-	15	10	18
Other investments	785	582	819	585	355	151
Total trading securities	128,632	134,468	55,998	60,729	76,198	81,103

Available for sale securities:
Common stocks	16,918	31,594	17,100	34,294	17,100	32,746
Mutual funds	44,717	62,148	48,607	62,380	47,565	58,722
Total available for sale securities	61,635	93,742	65,707	96,674	64,665	91,468

Total investments in securities	$190,267	$228,210	$121,705	$157,403	$140,863	$172,571

Securities sold, not yet purchased at September 30, 2010, December 31, 2009 and September 30, 2009 consisted of the following:

	September 30, 2010		December 31, 2009		September 30, 2009
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Trading securities:	(In thousands)
Common stocks	$18,026	$18,387	$9,505	$9,569	$9,037	$9,738
Other	56	59	-	-	-	-
Total securities sold, not yet purchased	$18,082	$18,446	$9,505	$9,569	$9,037	$9,738

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities and those with maturities of three months or less at time of purchase are classified as cash equivalents.  A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses, reported in current period earnings.  Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of equity except for losses deemed to be other than temporary which are recorded as unrealized losses in the condensed consolidated statements of income.  There were no impairment of AFS securities for the three or nine month periods ended September 30, 2010 and 2009.

The Company recognizes all derivatives as either assets or liabilities measured at fair value and are included in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company will enter into hedging transactions to manage its exposure to foreign currencies and equity prices related to its proprietary investments.  For the three months ended September 30, 2010, the Company had derivative transactions in equity derivatives which resulted in net losses of $36,000.  There was no derivative activity for the three months ended September 30, 2009.  For the nine months ended September 30, 2010 and 2009, the Company had derivative transactions in equity derivatives which resulted in net losses of $154,000 and $27,000, respectively.  At September 30, 2010 and December 31, 2009 we held derivative contracts on 265,000 equity shares and 122,000 equity shares, respectively, and the fair value was $285,000 and $246,000, respectively, and are included as investments in securities in the condensed consolidated statements of financial condition.  There were no derivatives held at September 30, 2009.  These transactions are not designated as hedges for accounting purposes, and changes in fair values of these derivatives are included in net gain from investments in the condensed consolidated statements of income.

At September 30, 2010, December 31, 2009 and September 30, 2009, the fair value of common stock investments available for sale was $31.6 million, $34.3 million and $32.7 million, respectively.  The total unrealized gains for common stock investments available for sale securities with unrealized gains was $14.7 million, $17.2 million and $15.6 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.  There were no unrealized losses for common stock investments available for sale at September 30, 2010, December 31, 2009 or September 30, 2009.  At September 30, 2010, December 31, 2009 and September 30, 2009, the fair value of mutual fund investments available for sale with unrealized gains was $62.1 million, $60.4 million and $58.5 million, respectively.  At September 30, 2010, there were no unrealized losses for mutual fund investments available for sale.  At December 31, 2009 and September 30, 2009, the fair value of mutual fund investments available for sale with unrealized losses was $2.0 million and $172,000, respectively.  The total unrealized gains for mutual fund investments available for sale securities with unrealized gains at September 30, 2010, December 31, 2009 and September 30, 2009 was $17.4 million, $13.8 million and $11.2 million, respectively, while the total unrealized losses for available for sale securities with unrealized losses was $0, $2,000 and $2,000, respectively.

Unrealized changes to fair value, net of taxes, for the three months ended September 30, 2010 and 2009 of $3.3 million and $1.0 million in gains, respectively, and for the nine months ended September 30, 2010 and 2009 of $0.2 million and $9.9 million in gains, respectively, have been included in other comprehensive income, a component of equity, at September 30, 2010 and September 30, 2009, respectively.  Return of capital on available for sale securities for the nine months ended September 30, 2010 and 2009 were $1.9 million and $2.7 million, respectively.  There were no sales of investments available for sale for the three months ended September 30, 2010.  Proceeds from sales of investments available for sale were approximately $0.8 million for the three month period ended September 30, 2009.  For the three months ended September 30, 2009, gross gains on the sale of investments available for sale amounted to $175,000; there were no gross losses on the sale of investments available for sale.  Proceeds from sales of investments available for sale were approximately $2.0 million and $4.3 million for the nine month periods ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, gross gains on the sale of investments available for sale amounted to $13,000 and $2.1 million, respectively; there were no gross losses on the sale of investments available for sale.  The basis on which the cost of a security sold is determined is specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	September 30, 2010			December 31, 2009			September 30, 2009
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Mutual Funds	$-	$-	$-	$2,002	$(2)	$2,000	$174	$(2)	$172

At September 30, 2010, there were no available for sale holdings in loss positions.

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

At September 30, 2009, there were five holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at September 30, 2009 were mutual funds with diversified holdings across multiple companies and in most cases across multiple industries.  One holding was impaired for six consecutive months and four holdings were impaired for eleven consecutive months.  The fair value of these holdings at September 30, 2009 was $172,000.

C. Investments in Partnerships

The Company is general partner or co-general partner of various sponsored limited partnerships and the investment manager of various sponsored offshore funds whose underlying assets consist primarily of marketable securities (the “affiliated entities”).  We also have investments in unaffiliated partnerships, offshore funds and other entities.  Certain of the affiliated entities are consolidated, generally because a majority of the equity is owned by the Company.  Other investment partnerships for which we serve as the general partner but have only a minority ownership interest are not consolidated because the limited partners have substantive rights to replace the Company as general partner.  Our balance sheet caption “investments in partnerships” includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting and certain investments in consolidated feeder funds that the Company accounts for at fair value, as described below.  The Company reflects the equity in earnings of these equity method investees and the change in fair value of the consolidated feeder funds under the caption net gain from investments on the condensed consolidated statements of income.

We also have sponsored a number of investment vehicles where we are the investment manager in which we do not have an equity investment.  These vehicles are considered VIEs and we are not the primary beneficiary because we do not absorb a majority of the entities’ expected losses or expected returns.  The Company has not provided any financial or other support to these entities.  The total assets of these entities at September 30, 2010, December 31, 2009 and September 30, 2009 were $11.8 million, $10.4 million and $9.9 million, respectively.  Our maximum exposure to loss as a result of our involvement with the VIEs is limited to the deferred carried interest that we have in one of the VIEs.  On September 30, 2010, December 31, 2009 and September 30, 2009, we had a deferred carried interest in one of the VIE offshore funds of approximately $307,000, $285,000 and $273,000, respectively, and was included in investments in partnerships on the condensed consolidated statements of financial condition.  Additionally, as the general partner or investment manager to these VIEs the Company earns fees in relation to these roles, which given a decline in AUM for the VIEs would result in lower fee revenues earned by the Company which would be reflected in the condensed consolidated statement of income, condensed consolidated statement of financial condition and condensed consolidated statement of cash flows.

At September 30, 2010, December 31, 2009 and September 30, 2009, and for the nine months ended September 30, 2010, the Company consolidated two limited partnerships and one offshore fund (the “consolidated feeder funds”), and for the nine months ended September 30, 2009, the Company consolidated three limited partnerships and one offshore fund, that owned 100% of their offshore master funds.  The Company retained the specialized accounting of the consolidated feeder funds in the Company’s consolidated financial statements.  Included in the investment in partnerships on the Company’s consolidated statement of financial condition as of September 30, 2010, December 31, 2009 and September 30, 2009, is $26.8 million $25.1 million, and $24.7 million, respectively, which represents the consolidated feeder fund’s proportionate investment in the master funds carried at fair value.

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

Cash equivalents – Cash equivalents primarily consist of an affiliated money market mutual fund which is invested solely in U.S. Treasuries.  U.S. Treasury Bills and Notes with maturities of three months or less at the time of purchase are also considered cash equivalents.  Cash equivalents are valued using quoted market prices.

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

Investments in Partnerships – The Company’s investments include limited partner investments in consolidated feeder funds.  The Company considers the net asset value of the fund to be the best estimate of fair value.  Investments in hedge funds that are redeemable at the measurement date or within one month, are categorized in Level 2 of the fair value hierarchy.  These funds primarily invest in long and short investments in debt and equity securities that are traded in public and over-the-counter exchanges in the United States and are classified as level 1 assets or liabilities in the funds’ financial statements.  We may redeem our investments in these funds monthly with 30 days’ notice.

The following table presents information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of September 30, 2010, December 31, 2009 and September 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2010 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2010
Cash equivalents	$293,661	$-	$-	$293,661
Investments in partnerships	-	26,795	-	26,795
Investments in securities:
AFS - Common stocks	31,594	-	-	31,594
AFS - Mutual funds	62,148	-	-	62,148
Trading - Gov't obligations	1,363	-	-	1,363
Trading - Common stocks	128,113	90	183	128,386
Trading - Mutual funds	1,365	-	-	1,365
Trading - Convertible bonds	938	-	-	938
Trading - Preferred stocks	1,821	-	13	1,834
Trading - Other	204	285	93	582
Total investments in securities	227,546	375	289	228,210
Total investments	227,546	27,170	289	255,005
Total assets at fair value	$521,207	$27,170	$289	$548,666
Liabilities
Trading - Common stocks	$18,387	$-	$-	$18,387
Trading - Other	59	-	-	59
Securities sold, not yet purchased	$18,446	$-	$-	$18,446

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Cash equivalents	$400,111	$-	$-	$400,111
Investments in partnerships	-	25,092	-	25,092
Investments in securities:
AFS - Common stocks	34,294	-	-	34,294
AFS - Mutual funds	62,380	-	-	62,380
Trading - Common stocks	58,521	108	205	58,834
Trading - Mutual funds	1,295	-	-	1,295
Trading - Preferred stocks	-	-	15	15
Trading - Other	249	246	90	585
Total investments in securities	156,739	354	310	157,403
Total investments	156,739	25,446	310	182,495
Total assets at fair value	$556,850	$25,446	$310	$582,606
Liabilities
Trading - Common stocks	$9,569	$-	$-	$9,569
Securities sold, not yet purchased	$9,569	$-	$-	$9,569

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2009 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Cash equivalents	$462,913	$-	$-	$462,913
Investments in partnerships	-	24,685	-	24,685
Investments in securities:
AFS - Common stocks	32,746	-	-	32,746
AFS - Mutual funds	58,722	-	-	58,722
Trading - U.S. Gov't obligations	-	-	-	-
Trading - Common stocks	79,346	102	232	79,680
Trading - Mutual funds	1,254	-	-	1,254
Trading - Preferred stocks	9	-	9	18
Trading - Other	67	-	84	151
Total investments in securities	172,144	102	325	172,571
Total investments	172,144	24,787	325	197,256
Total assets at fair value	$635,057	$24,787	$325	$660,169
Liabilities
Trading - common stocks	$9,738	$-	$-	$9,738
Securities sold, not yet purchased	$9,738	$-	$-	$9,738

The following tables present additional information about assets and liabilities by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2010 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized		Net
		Unrealized Gains or		Included in	and		Transfers
	June 30, 2010	(Losses) in Income		Other	Unrealized	Purchases	In and/or
	Beginning		AFS	Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$272	$18	$-	$-	$18	$(107)	$-	$183
Trading - Preferred
stocks	11	2	-	-	2	-	-	13
Trading - Other	93	-	-	-	-	-	-	93
Total	$376	$20	$-	$-	$20	$(107)	$-	$289

There were no transfers between any Levels during the three months ended September 30, 2010.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2010 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized		Net
	December 31,	Unrealized Gains or		Included in	and		Transfers
	2009	(Losses) in Income		Other	Unrealized	Purchases	In and/or
	Beginning		AFS	Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$205	$47	$-	$-	$47	$(139)	$70	$183
Trading - Preferred
stocks	15	(2)	-	-	(2)	-	-	13
Trading - Other	90	3	-	-	3	-	-	93
Total	$310	$48	$-	$-	$48	$(139)	$70	$289

There were no transfers between Level 1 and Level 2 holdings during the nine months ended September 30, 2010.  During the nine months ended September 30, 2010, the Company reclassed approximately $23,000 of investments from Level 1 to Level 3 and $47,000 from Level 2 to Level 3.  The reclassifications were due to decreased availability of market price quotations and were based on the values at the beginning of the period in which the reclass occurred.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2009 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized		Net
		Unrealized Gains or		Included in	and		Transfers
	June 30, 2009	(Losses) in Income		Other	Unrealized	Purchases	In and/or
	Beginning		AFS	Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$242	$(10)	$-	$-	$(10)	$-	$-	$232
Trading - Preferred
stocks	14	(5)	-	-	(5)	-	-	9
Trading - Other	172	(62)	-	-	(62)	(26)	-	84
Total	$428	$(77)	$-	$-	$(77)	$(26)	$-	$325

There were no transfers between any Levels during the three months ended September 30, 2009.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2009 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized		Net
	December 31,	Unrealized Gains or		Included in	and		Transfers
	2008	(Losses) in Income		Other	Unrealized	Purchases	In and/or
	Beginning		AFS	Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$1,115	$(5)	$-	$-	$(5)	$(1)	$(877)	$232
Trading - Preferred
stocks	95	(86)	-	-	(86)	-	-	9
Trading - Other	331	(193)	-	-	(193)	(54)	-	84
Total	$1,541	$(284)	$-	$-	$(284)	$(55)	$(877)	$325

During the nine months ended September 30, 2009, the Company reclassified approximately $877,000 of investments from Level 3 to Level 2.  The reclassifications were due to increased availability of market price quotations and were based on the values at the beginning of the period in which the reclass occurred.

Unrealized Level 3 gains and/or losses included within net gain from investments in the condensed consolidated statements of income for the three months ended September 30, 2010 and 2009 were approximately $20,000 of gains and $77,000 of losses, respectively, and for the nine months ended September 30, 2010 and 2009 were approximately $48,000 of gains and $284,000 of losses, respectively, for those Level 3 securities held at September 30, 2010 and 2009, respectively.

E. Debt

On May 28, 2010, the Company redeemed $20 million of the $40 million 6% convertible promissory notes due August 2011 (“2011 Notes”) at 101% of par value plus accrued but unpaid interest from Cascade Investment, L.L.C. (“Cascade”), the holder of the 2011 Note.  The redemption was accounted for as an extinguishment and resulted in a loss of approximately $256,000 which was included in interest and other expense in the condensed consolidated statements of income.  On September 30, 2010, the Company redeemed the remaining $20 million of the 2011 Note at 101% of par value plus accrued but unpaid interest.  The redemption was accounted for as an extinguishment and resulted in a loss of approximately $241,000 which was included in interest and other expense in the condensed consolidated statements of income.

On September 2, 2010, the Company and Cascade agreed to extend the exercise date of Cascade’s put option on the $60 million 6.5% convertible note due October 2, 2018 (“2018 Note”) from October 2, 2010 to November 3, 2010 and to extend the escrow agreement that was entered into in connection with the 2018 Note.  On September 30, 2010, Cascade exercised their put option on the 2018 Note with respect to the entire $60 million.  On October 13, 2010, Cascade was paid $60.1 million of principal and accrued but unpaid interest, and the escrow agreement relating to the 2018 Note was terminated by mutual consent between the Company and Cascade.  The remaining funds in the escrow account were no longer restricted and were sent to the Company.  The repayment will be accounted for as an extinguishment of debt with no gain or loss recorded.

The fair value of the Company’s debt is estimated based on either quoted market prices for the same or similar issues or using market standard models depending on the characteristics of the debt issuance.  Inputs in these standard models include credit rating, maturity and interest rate.  A standard option pricing model is used to calculate the fair value of the conversion option imbedded in the convertible debt with significant inputs including volatility of GBL stock, interest rates, dividend yield and maturity.  At September 30, 2010, December 31, 2009 and September 30, 2009, the fair value of the Company’s debt is estimated to be $166.6 million, $204.2 million and $203.4 million, respectively.  The carrying value of the Company debt at September 30, 2010, December 31, 2009 and September 30, 2009 is $159.0 million, $198.9 million and $198.8 million, respectively.

F. Income Taxes

The effective tax rate for the three months ended September 30, 2010 was 36.4% compared to the prior year quarter’s effective rate of 37.4%.

The effective tax rate for the nine months ended September 30, 2010 was 36.5% compared to the prior year period’s effective rate of 35.3%.  The prior year’s rate includes a reduction to certain income tax reserves.

G. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$20,106	$14,651	$41,881	$36,179
Weighted average shares outstanding	26,828	27,366	26,996	27,376
Basic net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.75	$0.54	$1.55	$1.32

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$20,106	$14,651	$41,881	$36,179
Add interest expense on convertible notes, net of management
fee and taxes	721	-	791	-
Total	20,827	14,651	42,672	36,179

Weighted average share outstanding	26,828	27,366	26,996	27,376
Dilutive stock options and restricted stock awards	262	139	238	88
Assumed conversion of convertible notes	1,274	-	584	-
Total	28,364	27,505	27,818	27,464
Diluted net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.73	$0.53	$1.53	$1.32

H. Stockholders’ Equity

Shares outstanding were 27.3 million on September 30, 2010 and 27.6 million on both December 31, 2009 and September 30, 2009.

On February 9, 2010, our Board of Directors declared a quarterly dividend of $0.03 per share on its Class A Common stock (“Class A Shares”) and Class B Common stock (“Class B Shares”), payable on March 30, 2010 to shareholders of record on March 16, 2010.  On May 4, 2010, our Board of Directors declared a quarterly dividend of $0.03 per share on its Class A Shares and Class B Shares, payable on June 29, 2010 to shareholders of record on June 15, 2010.  On August 3, 2010, our Board of Directors declared a special dividend of $0.90 per share on its Class A Shares and Class B Shares, payable on September 14, 2010 to shareholders of record on August 31, 2010 and a quarterly dividend of $0.03 per share on its Class A Shares and Class B Shares, payable on September 28, 2010 to shareholders of record on September 14, 2010.

On February 3, 2009, our Board of Directors declared a quarterly dividend of $0.03 per share on its Class A Shares and Class B Shares, payable on March 31, 2009 to shareholders of record on March 17, 2009.  On May 5, 2009, our Board of Directors declared a quarterly dividend of $0.03 per share on its Class A Shares and Class B Shares, payable on June 30, 2009 to shareholders of record on June 16, 2009.  On August 4, 2009, our Board of Directors declared a quarterly dividend of $0.03 per share on its Class A Shares and Class B Shares, payable on September 29, 2009 to shareholders of record on September 15, 2009.

Voting Rights

The holders of Class A Shares and Class B Shares have identical rights except that (i) holders of Class A Shares are entitled to one vote per share, while holders of Class B Shares are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (ii) holders of Class A Shares are not eligible to vote on matters relating exclusively to Class B Shares and vice versa.

Stock Award and Incentive Plan

The Company maintains two plans approved by the shareholders, which are designed to provide incentives which will attract and retain individuals key to the success of GAMCO through direct or indirect ownership of our common stock.  Benefits under the Plans may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards.  A maximum of 1.5 million shares of Class A Shares have been reserved for issuance under each of the plans.  Under the plans, the Compensation Committee may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine.  Options granted under the Plans vest 75% after three years and 100% after four years from the date of grant and expire after ten years.

On February 9, 2010, the Company approved the granting of 88,800 restricted stock award (“RSA”) shares at a grant date fair value of $40.64 per share to be issued on June 1, 2010.  As of September 30, 2010, there were 439,900 RSA shares outstanding that were previously issued at an average grant price of $56.96.  All grants of the RSAs were recommended by the Company's Chairman, who did not receive an RSA, and approved by the Compensation Committee.  This expense will be recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs are charged to retained earnings on the declaration date.

For the three months ended September 30, 2010 and 2009, we recognized stock-based compensation expense of $1.4 million and $1.3 million, respectively.  For the nine months ended September 30, 2010 and 2009, we recognized stock-based compensation expense of $4.2 million and $3.8 million, respectively.  Stock-based compensation expense for RSAs and options for the years ended December 31, 2009 through December 31, 2015 (based on awards currently issued or granted) is as follows ($ in thousands):

	2009	2010	2011	2012	2013	2014	2015
Q1	$1,271	$1,382	$926	$890	$203	$95	$95
Q2	1,267	1,422	922	889	182	95	63
Q3	1,283	1,416	906	889	117	95	-
Q4	1,264	1,253	898	660	107	95	-
Full Year	$5,085	$5,473	$3,652	$3,328	$609	$380	$158

The total compensation costs related to non-vested restricted stock awards and options not yet recognized is approximately $9.4 million.  For the three months ended September 30, 2010 and September 30, 2009, there were no options exercised.  For the nine months ended September 30, 2010 and 2009, proceeds from the exercise of 1,600 stock options and 12,175 stock options were $40,000 and $225,000, respectively, resulting in a tax benefit to GAMCO of $8,000 and $112,000, respectively.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  On May 4, 2010, our Board of Directors authorized an incremental 500,000 shares to be added to the current buyback authorization.  For the three months ended September 30, 2010 and 2009, the Company repurchased 13,500 shares and 115,900 shares, respectively, at an average price per share of $36.01 and $45.14, respectively.  For the nine months ended September 30, 2010 and 2009, the Company repurchased 424,200 shares and 119,400 shares, respectively, at an average price per share of $42.13 and $45.24, respectively.  From the inception of the program through September 30, 2010, 6,633,283 shares have been repurchased at an average price of $40.05 per share.  At September 30, 2010, the total shares available under the program able to be repurchased were 784,136.

I. Goodwill and Identifiable Intangible Assets

The Company assesses the recoverability of goodwill and other intangible assets at least annually on November 30, or more often should events warrant, using a discounted cash flow method.  There were no indicators of impairment for the three and nine months ended September 30, 2010 or 2009 and as such there was no impairment analysis performed or charge recorded.  At September 30, 2010, $3.5 million of goodwill is reflected within other assets on our condensed consolidated statements of financial condition related to our 93%-owned subsidiary, Gabelli Securities, Inc.

On March 10, 2008, the Enterprise Mergers and Acquisitions Fund's (the "Fund") Board of Directors, subsequent to obtaining shareholder approval, approved the assignment of the advisory contract to Gabelli Funds, LLC as the investment adviser to the Fund.  GAMCO Asset Management Inc. had been the sub-adviser to the Fund.  On July 8, 2008, the Fund was renamed the Gabelli Enterprise Merger and Acquisitions Fund.  As a result of becoming the adviser to the rebranded Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an indefinite-lived identifiable intangible asset within other assets on the condensed consolidated statements of financial condition of approximately $1.9 million at both September 30, 2010 and 2009.  The investment advisory agreement is subject to annual renewal by the Fund's Board of Directors, which the Company expects will be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2011.

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

We indemnify the clearing brokers for our affiliated broker-dealer for losses they may sustain from the customer accounts that trade on margin introduced by our broker-dealer subsidiary.  At September 30, 2010, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of our obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote.  Management cannot estimate any potential maximum exposure due both to the remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of management.  Consequently, no accrual has been made in the condensed consolidated financial statements.

K. Subsequent Events

On October 13, 2010, Cascade was paid $60.1 million of principal and accrued but unpaid interest, and the escrow agreement relating to the 2018 Note was terminated by mutual consent between the Company and Cascade.  The remaining funds in the escrow account were no longer restricted and were sent to the Company.

On November 5, 2010, our Board of Directors declared a quarterly dividend of $0.03 per share to all of its Class A and Class B shareholders, payable on December 28, 2010 to shareholders of record on December 14, 2010 and approved a special dividend of $0.80 per share in cash and principal value of $3.20 per share in the form of a 5 year debenture.  The debenture will be a zero coupon bond with a principal value of $3.20 per share.  This special dividend will be declared and paid in 2010.  Further details will be announced in the future.

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

Assets under management (“AUM”) were $29.5 billion as of September 30, 2010, 20.6% greater than September 30, 2009 AUM of $24.5 billion and 13.2% above the June 30, 2010 AUM of $26.1 billion.  Equity AUM were $27.9 billion on September 30, 2010, 22.0% above the $22.8 billion on September 30, 2009 and 13.8% above the June 30, 2010 equity AUM of $24.5 billion.  Highlights are as follows:

-
Our open-end equity funds AUM were $10.0 billion on September 30, 2010, 26.0% higher than the $7.9 billion on September 30, 2009 and 14.7% above the $8.7 billion on June 30, 2010.  During the third quarter of 2010, we had net cash inflow of $281 million.

-
Our institutional and private wealth management business ended the quarter with $12.4 billion in separately managed accounts, up 20.4% from the $10.3 billion on September 30, 2009 and 13.8% higher than the June 30, 2010 level of $10.9 billion.  During the third quarter of 2010, we had net cash inflow of $47 million.

-
Our closed-end funds had AUM of $5.0 billion on September 30, 2010, climbing 15.2% from the $4.4 billion on September 30, 2009 and increasing 12.6% from the $4.5 billion on June 30, 2010.  During the third quarter of 2010, we had net cash inflow of $111 million.

-
Our investment partnerships AUM were $466 million on September 30, 2010 versus $291 million on September 30, 2009 and $406 million on June 30, 2010.  During the third quarter of 2010, we had net cash inflow of $40 million.

-
AUM in The Gabelli U.S. Treasury Money Market Fund, our 100% U.S. Treasury money market fund, was flat at $1.6 billion at September 30, 2010 compared with $1.6 billion at both June 30, 2010 and September 30, 2009.

-
We have the opportunity to earn base fees and incentive fees for certain institutional client assets, assets attributable to preferred issues for our closed-end funds, our Gabelli Global Deal Fund (NYSE: GDL) and investment partnership assets.  As of September 30, 2010, assets with incentive based fees were $3.0 billion, 11.1% higher than the $2.7 billion on September 30, 2009 and 7.1% above the $2.8 billion on June 30, 2010.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 3rd Quarter 2010
		Closed-end Fund
		distributions,		Market
	June 30,	net of	Net cash	appreciation/	September 30,
	2010	reinvestments	flows (a)	(depreciation)	2010
Equities:
Open-end Funds	$8,684	$-	$281	$997	$9,962
Closed-end Funds	4,470	(83)	111	535	5,033
Institutional & PWM - direct	8,988	-	10	1,174	10,172
Institutional & PWM - sub-advisory	1,935	-	37	246	2,218
Investment Partnerships	406	-	40	20	466
Total Equities	24,483	(83)	479	2,972	27,851
Fixed Income:
Money-Market Fund	1,579	-	65	-	1,644
Institutional & PWM	26	-	-	-	26
Total Fixed Income	1,605	-	65	-	1,670
Total Assets Under Management	$26,088	$(83)	$544	$2,972	$29,521
(a) Includes $111 million of shares issued for closed-end funds.

The Company reported Assets Under Management as follows (in millions):

Table II: Fund Flows - Nine months ended September 30, 2010
		Closed-end Fund
		distributions,			Market
	December 31,	net of	Net cash		appreciation/	September 30,
	2009	reinvestments	flows (a)		(depreciation)	2010
Equities:
Open-end Funds	$8,476	$-	$742		$744	$9,962
Closed-end Funds	4,609	(232)	302		354	5,033
Institutional & PWM - direct	9,312	-	(152)		1,012	10,172
Institutional & PWM - sub-advisory	1,897	-	120		201	2,218
Investment Partnerships	305	-	134	(b)	27	466
Total Equities	24,599	(232)	1,146		2,338	27,851
Fixed Income:
Money-Market Fund	1,721	-	(78)		1	1,644
Institutional & PWM	26	-	-		-	26
Total Fixed Income	1,747	-	(78)		1	1,670
Total Assets Under Management	$26,346	$(232)	$1,068		$2,339	$29,521
(a) Includes $302 million of shares issued for closed-end funds.
(b) Includes $50 million invested by the Company in a new merger arbitrage fund.

Table III: Assets Under Management
	September 30,	September 30,	%
	2009	2010	Inc.(Dec.)
Equities:
Open-end Funds	$7,906	$9,962	26.0%
Closed-end Funds	4,369	5,033	15.2
Institutional & PWM - direct	8,491	10,172	19.8
Institutional & PWM - sub-advisory	1,777	2,218	24.8
Investment Partnerships	291	466	60.1
Total Equities	22,834	27,851	22.0
Fixed Income:
Money-Market Fund	1,616	1,644	1.7
Institutional & PWM	26	26	-
Total Fixed Income	1,642	1,670	1.7
Total Assets Under Management	$24,476	$29,521	20.6%

Table IV: Assets Under Management by Quarter
						% Increase/
						(decrease) from
	9/09	12/09	3/10	6/10	9/10	9/09	6/10
Equities:
Open-end Funds	$7,906	$8,476	$9,153	$8,684	$9,962	26.0%	14.7%
Closed-end Funds	4,369	4,609	4,766	4,470	5,033	15.2	12.6
Institutional & PWM - direct	8,491	9,312	9,904	8,988	10,172	19.8	13.2
Institutional & PWM - sub-advisory	1,777	1,897	2,059	1,935	2,218	24.8	14.6
Investment Partnerships	291	305	341	406	466	60.1	14.8
Total Equities	22,834	24,599	26,223	24,483	27,851	22.0	13.8
Fixed Income:
Money-Market Fund	1,616	1,721	1,727	1,579	1,644	1.7	4.1
Institutional & PWM	26	26	26	26	26	-	-
Total Fixed Income	1,642	1,747	1,753	1,605	1,670	1.7	4.0
Total Assets Under Management	$24,476	$26,346	$27,976	$26,088	$29,521	20.6%	13.2%

Relative long-term investment performance remains strong.  55% of all firm mutual funds performed in the top half of their Lipper categories on a one-, three-, five-, and ten-year total return basis, respectively as of September 30, 2010.  Also, 50% of the firm’s mutual funds have a 4- or 5-star 3 year Morningstar RatingTM.

Gabelli/GAMCO Funds Morningstar Ratings Based on Risk Adjusted returns as of September 30, 2010 for funds that we manage
		Overall Rating		3 Year Rating		5 Year Rating		10 Year Rating
	Morningstar		# of		# of		# of		# of
FUND	Category	Stars	Funds	Stars	Funds	Stars	Funds	Stars	Funds
Gabelli ABC AAA	Mid-Cap Blend	êêêêê	371	êêêêê	371	êêêêê	306	êêêêê	163
Gabelli Asset AAA	Large Blend	êêêêê	1723	êêêê	1723	êêêêê	1422	êêêêê	761
Gabelli Blue Chip Value AAA	Large Blend	êêêê	1723	êêêê	1723	êêêê	1422	êêê	761
Gabelli Equity Income AAA	Large Value	êêêêê	1127	êêêêê	1127	êêêêê	642	êêêêê	490
Gabelli Small Cap Growth AAA	Small Blend	êêêêê	556	êêêêê	556	êêêêê	475	êêêê	254
Gabelli SRI Green AAA	Mid-Cap Growth	êêêêê	690	êêêêê	690	n/a	n/a	n/a	n/a
Gabelli Utilities AAA	Specialty-Utilities	êêêê	91	êêêêê	91	êêêê	84	êêêê	57
Gabelli Value A	Mid-Cap Blend	êêê	371	êê	371	êêê	306	êêê	163
Gabelli Woodland Small Cap Value AAA	Small Blend	êêê	556	êê	556	êêê	475	n/a	n/a
GAMCO Global Convertible Secs AAA	Convertibles	êê	64	êê	64	ê	57	êê	43
GAMCO Global Growth AAA	World Stock	êêê	612	êêê	612	êêê	485	êê	264
GAMCO Global Opportunity AAA	World Stock	êêê	612	êêê	612	êêê	485	êêê	264
GAMCO Global Telecommunications AAA	Specialty-Communications	êêêê	39	êêê	39	êêêê	33	êêêê	22
GAMCO Gold AAA	Specialty-Precious Metals	êêê	71	êêê	71	êêê	60	êêê	38
GAMCO Growth AAA	Large Growth	êê	1518	êê	1518	êê	1279	êê	752
GAMCO International Growth AAA	Foreign Large Growth	êêê	209	êêêê	209	êêê	154	êêê	84
GAMCO Mathers	Conservative Allocation	êê	504	êêê	504	êê	406	ê	159
Gabelli Enterprise Mergers & Acquisitions A	Mid-cap Blend	êêêê	371	êêêê	371	êêêê	306	n/a	n/a
Comstock Capital Value AAA	Bear Market	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Percent of Rated funds rated 4 or 5 stars		50.00%		50.00%		47.06%		40.00%

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

GABELLI/GAMCO FUNDS		Gabelli Funds Lipper Rankings as of September 30, 2010
		1 Yr - 09/30/09-09/30/10		3 Yrs - 09/30/07-09/30/10		5 Yrs - 09/30/05-09/30/10		10 Yrs - 09/30/00-09/30/10
		Percentile	Rank /	Percentile	Rank /	Percentile	Rank /	Percentile	Rank /
Fund Name	Lipper Category	Rank	Total Funds	Rank	Total Funds	Rank	Total Funds	Rank	Total Funds
Gabelli Asset; AAA	Multi-Cap Core Funds	6	46/875	18	135/761	7	39/610	16	41/265
Gabelli Value Fund; A	Multi-Cap Core Funds	1	3/875	27	204/761	20	119/610	27	70/265
Gabelli SRI; AAA	Multi-Cap Growth Funds	90	383/429	2	6/388	-	-	-	-
Gabelli Eq:Eq Inc; AAA	Equity Income Funds	50	138/276	22	52/237	22	43/195	13	13/106
GAMCO Growth; AAA	Large-Cap Growth Funds	97	824/856	74	543/737	70	429/619	73	255/350
Gabelli Eq:SC Gro; AAA	Small-Cap Core Funds	18	134/778	12	77/684	9	50/561	19	54/296
Gabelli Eq:Wd SCV; AAA	Small-Cap Core Funds	57	439/778	40	268/684	50	280/561	-	-
GAMCO Gl:Oppty; AAA	Global Large-Cap Growth	22	27/123	26	22/86	20	14/72	19	8/43
GAMCO Gl:Growth; AAA	Global Large-Cap Growth	73	91/123	29	25/86	47	34/72	74	34/43
GAMCO Gold; AAA	Precious Metal Funds	44	36/82	46	31/67	38	20/52	31	10/32
GAMCO Intl Gro; AAA	International Large-Cap Growth	8	15/202	30	50/167	59	74/126	52	44/84
Gabelli Bl Chp Val; AAA	Large-Cap Core Funds	42	401/976	22	180/828	28	193/699	32	136/426
Gabelli Inv:ABC; AAA	Specialty Diversified Equity Funds	63	25/39	14	5/35	22	5/22	30	3/9
GAMCO Mathers; AAA	Specialty Diversified Equity Funds	75	30/39	62	22/35	61	14/22	70	7/9
Comstock Cap Val; A	Specialty Diversified Equity Funds	93	37/39	48	17/35	83	19/22	60	6/9
GAMCO Gl:Telecom; AAA	Telecommunications Funds	71	31/43	26	9/34	32	9/28	10	2/21
GAMCO Gl:Convert; AAA	Convertible Securities Funds	26	17/66	95	52/54	92	46/49	84	36/42
Gabelli Utilities; AAA	Utility Funds	38	31/82	2	1/75	18	11/63	25	12/48
787:Gabelli Merg&Acq; A	Mid-Cap Core Funds	95	355/374	25	74/345	33	83/254	-	-
Gabelli Capital Asset Fund	Distributed through Insurance Channel	5	15/338	33	101/315	9	20/237	9	8/95
% of funds in top half		55.0%		85.0%		73.7%		64.7%

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

Relative long-term investment performance remained strong with approximately 55%, 85%, 74% and 65% of firmwide mutual funds in the top half of their Lipper categories on a one-, three-, five-, and ten-year total-return basis, respectively, as of September 30, 2010.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared To Three Months Ended September 30, 2009

(Unaudited; in thousands, except per share data)
	2010	2009
Revenues
Investment advisory and incentive fees	$50,249	$40,957
Insitutional research services	4,005	4,588
Distribution fees and other income	8,189	6,037
Total revenues	62,443	51,582
Expenses
Compensation	26,661	21,590
Management fee	3,540	2,638
Distribution costs	7,710	6,089
Other operating expenses	5,023	4,405
Total expenses	42,934	34,722
Operating income	19,509	16,860
Other income (expense)
Net gain/(loss) from investments	13,916	9,659
Interest and dividend income	2,012	598
Interest expense	(3,295)	(3,296)
Total other income (expense), net	12,633	6,961
Income before income taxes	32,142	23,821
Income tax provision	11,686	8,913
Net income	20,456	14,908
Net income/(loss) attributable to noncontrolling interests	350	257
Net income attributable to GAMCO Investors, Inc.'s shareholders	$20,106	$14,651

Net income attributable to GAMCO Investors, Inc.'s shareholders per share
Basic	$0.75	$0.54
Diluted	$0.73	$0.53

Reconciliation of net income attributable to GAMCO Investors, Inc.'s shareholders to Adjusted EBITDA:

Net income attributable to GAMCO Investors, Inc.'s shareholders	$20,106	$14,651
Interest expense	3,295	3,296
Income tax provision and net income attributable to noncontrolling interests	12,036	9,170
Depreciation and amortization	177	160
Adjusted EBITDA (a)	$35,614	$27,277

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

Total revenues were $62.4 million in the third quarter of 2010, 20.9% above the $51.6 million reported in the third quarter of 2009.  Operating income was $19.5 million, an increase of $2.6 million or 15.4% from the $16.9 million in the third quarter of 2009.  Total other income, net of interest expense, was income of $12.6 million for the third quarter 2010 versus income of $7.0 million in the prior year’s quarter.  In the short-run, our results remain sensitive to changes in the equity markets.  Net income attributable to GAMCO Investors, Inc.’s shareholders for the quarter was $20.1 million or $0.73 per fully diluted share versus $14.7 million or $0.53 per fully diluted share in the prior year’s quarter.

Investment advisory fees for the third quarter 2010 were $50.2 million, 22.4% above the 2009 comparative figure of $41.0 million.  Open-end mutual fund revenues increased by 25.1% to $23.9 million from $19.1 million in third quarter 2009 due to higher average AUM.  Our closed-end fund revenues rose 22.4% to $9.3 million in the third quarter 2010 from $7.6 million in 2009 due to increased average AUM.  Institutional and private wealth management accounts revenues, whose revenues are based upon prior quarter-end AUM, increased 19.0% to $16.3 million from $13.7 million in third quarter 2009, primarily due to higher AUM.  Investment partnership revenues were $726,000, an increase of 34.9% from the $538,000 in 2009.  This increase was primarily due to higher AUM in the current quarter as compared to the prior year's quarter.

Our institutional research subsidiary achieved revenues of $4.0 million in the third quarter 2010, decreasing 13.0% from the $4.6 million in the prior year.

Open-end fund distribution fees and other income were $8.2 million for the third quarter 2010, an increase of 36.7% or $2.2 million from the prior period’s $6.0 million, primarily due to higher quarterly average AUM in open-end equity mutual funds that generate such fees and an increased level of sales of load shares of mutual funds.

Compensation costs, which are largely variable, were $26.7 million or 23.6% higher than the $21.6 million recorded in the prior year period.  This increase was driven by higher revenues across most business lines as AUM increased substantially quarter over quarter.

Management fee expense, which is completely variable and based on pretax income, increased to $3.5 million in the third quarter of 2010 from $2.6 million in the 2009 period.

Distribution costs were $7.7 million, an increase of 26.2% from $6.1 million in the prior year’s period as average AUM in open-end equity mutual funds, the majority of which were obtained through third-party distribution programs, increased 28% in the third quarter 2010 from the third quarter of 2009.

Other operating expenses increased by $0.6 million to $5.0 million in the third quarter of 2010 from the prior year’s third quarter of $4.4 million.

Total expenses, excluding the management fee, were $39.4 million in the third quarter of 2010, a 22.7% increase from $32.1 million in the third quarter of 2009.

Operating income for the third quarter of 2010 was $19.5 million, an increase of $2.6 million from the third quarter 2009’s $16.9 million.  This increase was largely due to the increase in revenues partially offset by a smaller increase in operating expenses.

Total other income (net of interest expense) was $12.6 million for the third quarter 2010 versus $7.0 million in the prior year’s quarter.  Interest income was lower by $38,000 while dividend income was higher by $1.5 million.  Interest expense was unchanged at $3.3 million for both the third quarter of 2010 and 2009.

The effective tax rate for the three months ended September 30, 2010 was 36.4% as compared to the prior year period’s effective rate of 37.4%.

Nine Months Ended September 30, 2010 Compared To Nine Months Ended September 30, 2009

(Unaudited; in thousands, except per share data)
	2010	2009
Revenues
Investment advisory and incentive fees	$149,862	$112,145
Insitutional research services	11,953	12,187
Distribution fees and other income	23,125	15,780
Total revenues	184,940	140,112
Expenses
Compensation	78,745	62,056
Management fee	7,368	6,291
Distribution costs	21,840	17,094
Other operating expenses	15,528	13,648
Total expenses	123,481	99,089
Operating income	61,459	41,023
Other income (expense)
Net gain/(loss) from investments	11,351	22,981
Interest and dividend income	3,916	2,677
Interest expense	(9,993)	(9,965)
Total other income (expense), net	5,274	15,693
Income before income taxes	66,733	56,716
Income tax provision	24,381	20,034
Net income	42,352	36,682
Net income attributable to noncontrolling interests	471	503
Net income attributable to GAMCO Investors, Inc.'s shareholders	$41,881	$36,179

Net income attributable to GAMCO Investors, Inc.'s shareholders per share
Basic	$1.55	$1.32
Diluted	$1.53	$1.32

Reconciliation of net income attributable to GAMCO Investors, Inc.'s shareholders to Adjusted EBITDA:

Net income attributable to GAMCO Investors, Inc.'s shareholders	$41,881	$36,179
Interest expense	9,993	9,965
Income tax provision and net income attributable to noncontrolling interests	24,852	20,537
Depreciation and amortization	520	487
Adjusted EBITDA (a)	$77,246	$67,168

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

Total revenues were $184.9 million in the nine months ended September 30, 2010, 32.0% above the $140.1 million reported in the nine months ended September 30, 2009.  Operating income was $61.5 million, an increase of $20.5 million or 50.0% from the $41.0 million in the nine months ended September 30, 2009.  Total other income, net of interest expense, was income of $5.3 million for the nine months ended September 30, 2010 versus income of $15.7 million in the prior year’s period.  In the short-run, our results remain sensitive to changes in the equity markets.  Net income attributable to GAMCO Investors, Inc.’s shareholders for the nine months ended September 30, 2010 was $41.9 million or $1.53 per fully diluted share versus $36.2 million or $1.32 per fully diluted share in the prior year’s period.

Investment advisory fees for the nine months ended September 30, 2010 were $149.9 million, 33.7% above the 2009 comparative figure of $112.1 million.  Open-end mutual fund revenues increased by 33.8% to $69.2 million from $51.7 million in the nine months ended September 30, 2009 due to higher average AUM.  Our closed-end fund revenues rose 35.0% to $27.0 million in the nine months ended September 30, 2010 from $20.0 million in 2009 due to increased average AUM.  Institutional and private wealth management accounts revenues, whose revenues are based upon prior quarter-end AUM, increased 32.1% to $51.4 million from $38.9 million in the nine months ended September 30, 2009, primarily due to higher AUM.  Investment partnership revenues were $2.2 million, an increase of 46.7% from the $1.5 million in 2009.  This increase was primarily due to higher AUM in the current nine month period as compared to the prior year's period.

Our institutional research subsidiary achieved revenues of $12.0 million in the nine months ended September 30, 2010, down 1.6% from the $12.2 million in the prior year.

Open-end fund distribution fees and other income were $23.1 million for the nine months ended September 30, 2010, an increase of 46.2% or $7.3 million from the prior year period’s $15.8 million, primarily due to higher quarterly average AUM in open-end equity mutual funds that generate such fees and an increased level of sales of load shares of mutual funds.

Compensation costs, which are largely variable, were $78.7 million or 26.7% higher than the $62.1 million recorded in the prior year period.  This increase was driven by higher revenues across most business lines as AUM increased period over period.

Management fee expense, which is completely variable and based on pretax income, increased slightly to $7.4 million in the nine months ended September 30, 2010 from $6.3 million in the 2009 period.

Distribution costs were $21.8 million, an increase of 27.5% from $17.1 million in the prior year’s period as average AUM in open-end mutual funds, the majority of which were obtained through third-party distribution programs, increased 40% for the nine months ended September 30, 2010 from the nine months ended September 30, 2009.  Included in distribution costs are expense reimbursements that are paid back to the Funds to maintain their expense caps.  These costs have an inverse relationship to the AUM in the Funds, so that as AUM rise the expense reimbursements decline.  For the nine months ended September 30, 2010 the expense reimbursements were $3.5 million, a decline of 12.5% or $0.5 million from the $4.0 million in the prior year period.

Other operating expenses increased by $1.9 million to $15.5 million in the nine months ended September 30, 2010 from the prior year period’s $13.6 million.  Excluding the receipt of insurance reimbursements for legal fees and expenses expensed in prior periods, for both the 2010 and 2009 periods, other operating expenses would have been higher by $1.1 million.

Total expenses, excluding the management fee, were $116.1 million in the nine months ended September 30, 2010, a 25.1% increase from $92.8 million in the nine months ended September 30, 2009.

Operating income for the nine months ended September 30, 2010 was $61.5 million, an increase of $20.5 million from the nine months ended September 30, 2009’s $41.0 million.  This increase was largely due to the increase in revenues partially offset by a smaller increase in operating expenses.

Operating margin for the nine months ended September 30, 2010 was 33.2% versus 29.3% in the 2009 period.

Total other income (net of interest expense) was income of $5.3 million for the nine months ended September 30, 2010 versus income of $15.7 million in the prior year’s period.  The majority of the swing of $10.4 million is due to the trading results of our investments in equity instruments.  Interest income was lower by $688,000 while dividend income was higher by $1.9 million.  Interest expense was flat at $10.0 million for both the nine months ended September 30, 2010 and 2009.

The effective tax rate for the nine months ended September 30, 2010 was 36.5% as compared to the prior year period’s effective rate of 35.3%.  The prior year’s rate included a reduction to certain income tax reserves.

LIQUIDITY AND CAPITAL RESOURCES
Our principal assets consist of cash and cash equivalents, short-term investments, securities held for investment purposes, investments in mutual funds, and investment partnerships and offshore funds, both proprietary and external.  Cash and cash equivalents are comprised primarily of United States Treasury securities with maturities of three months or less and money market funds managed by GAMCO.  Although the investment partnerships and offshore funds are for the most part illiquid, the underlying investments of such partnerships or funds are for the most part liquid, and the valuations of these products reflect that underlying liquidity.

Summary cash flow data is as follows:

	Nine months ended
	September 30,
	2010	2009
Cash flows provided by (used in):	(in thousands)
Operating activities	$(38,754)	$136,313
Investing activities	3,853	(54,196)
Financing activities	(71,404)	(12,259)
Effect of exchange rates on cash and cash equivalents	(2)	83
Net (decrease) increase	(106,307)	69,941
Cash and cash equivalents at beginning of period	338,270	331,174
Cash and cash equivalents at end of period	$231,963	$401,115

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

At September 30, 2010, we had total cash and cash equivalents (excluding restricted cash) of $232.0 million, a decrease of $106.3 million from December 31, 2009.  Cash and cash equivalents and investments in securities held in escrow relating to the $60 million 6.5% convertible note and held by consolidated investment partnerships and offshore funds are restricted from use for general operating purposes.  Total debt outstanding at September 30, 2010 was $159.0 million, consisting of the $60 million 6.5% convertible note (“2018 Note”) and the $99 million of 5.5% senior notes.  The Company redeemed $20 million of the 6% convertible note (“2011 Note”)  for 101% of par value on May 31, 2010 and the remaining $20 million of the 6% convertible note for 101% of par value on September 30, 2010.  On September 30, 2010, Cascade exercised the put option of the 2018 Note with respect to the entire $60 million.  On October 13, 2010, Cascade was paid $60.1 million of principal and accrued but unpaid interest and the escrow agreement relating to the 2018 Note was terminated by mutual consent between the Company and Cascade.  The remaining funds in the escrow account were no longer restricted and were sent to the Company.

For the nine months ended September 30, 2010, cash used in operating activities was $38.8 million.  The most significant contributor to the lower cash provided by operating activities in the first nine months of 2010 versus the first nine months of 2009 was the activity in the trading securities as there were net purchases of trading securities of $64.9 million during 2010 while during the 2009 period there were net sales of trading securities of $77.3 million.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities and change in restricted cash, was $3.9 million in the first nine months of 2010.  The most significant contributor to the cash provided in 2010 versus the cash used in 2009 was the change in the holdings of the escrow account to Treasury bills with maturities of less than 3 months and therefore classified as cash equivalents from Treasury bills with maturities of greater than 3 months that were classified as investments in securities.  Cash used in financing activities in the first nine months of 2010 was $71.4 million, including $40.4 million to repay the 2011 Note, $26.6 million paid in dividends and $17.9 million paid for the purchase of treasury stock.

For the nine months ended September 30, 2009, cash provided by operating activities was $136.3 million.  Cash used in investing activities, related to purchases and sales of available for sale securities and change in restricted cash, was $54.2 million in the first nine months of 2009.  Cash used in financing activities in the first nine months of 2009 was $12.3 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

As a registered broker-dealer, Gabelli & Company is subject to certain net capital requirements.  Gabelli & Company's net capital has historically exceeded these minimum net capital requirements.  Gabelli & Company computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debt items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 at September 30, 2010.  At September 30, 2010, Gabelli & Company had net capital, as defined, of approximately $11.6 million, exceeding the regulatory requirement by approximately $11.4 million.  Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

Market Risk

Our primary market risk exposure is to changes in equity prices and interest rates.  Since over 90% of our AUM are equities, our financial results are subject to equity-market risk as revenues from our investment management services are sensitive to stock market dynamics.  In addition, returns from our proprietary investment portfolio are exposed to interest rate and equity market risk.

The Company earns substantially all of its revenue as advisory and distribution fees from our Mutual Fund, Institutional and Private Wealth Management, and Investment Partnership assets.  Such fees represent a percentage of AUM and the majority of these assets are in equity investments.  Accordingly, since revenues are proportionate to the value of those investments, a substantial increase or decrease in equity markets overall will have a corresponding effect on the Company's revenues.

With respect to our proprietary investment activities, included in investments in securities of $228.2 million at September 30, 2010 were investments in mutual funds, largely invested in equity products, of $63.5 million, a selection of common and preferred stocks totaling $161.8 million, and other investments of approximately $2.9 million.  Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $161.8 million invested in common and preferred stocks at September 30, 2010, $31.6 million represented our investment in Westwood Holdings Group Inc., and $16.3 million was invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At September 30, 2010, the fair value of securities sold, not yet purchased was $18.4 million.  Investments in partnerships totaled $79.2 million at September 30, 2010, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.  These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

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

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our Mutual Funds, Separate Accounts, and Investment Partnerships as well as our proprietary investment and trading activities.  At September 30, 2010, we had equity investments, including mutual funds largely invested in equity products, of $228.2 million.  Investments in mutual funds, $113.6 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships totaled $79.2 million, of which $25.9 million were invested in partnerships which invest in event-driven merger arbitrage strategies.  These strategies are primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes will be recorded as net gain from investments in the condensed consolidated statements of income while the available for sale portfolio changes will be recorded in other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.  Disclosure controls and procedures as defined under the Securities Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Co-Principal Accounting Officers (“PAOs”), to allow timely decisions regarding required disclosure.  Our CEO, CFO, and PAOs participated in this evaluation and concluded that, as of the date of September 30, 2010, our disclosure controls and procedures were effective.

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

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended September 30, 2010:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
7/01/10 - 7/31/10	2,000	$34.70	2,000	795,636
8/01/10 - 8/31/10	11,100	36.22	11,100	784,536
9/01/10 - 9/30/10	400	36.66	400	784,136
Totals	13,500	$36.01	13,500

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By:/s/ Kieran Caterina	By:/s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Principal Accounting Officer	Title: Co-Principal Accounting Officer

Date: November 5, 2010	Date: November 5, 2010