Form 10-K
period 2010-12-31
GAMCO INVESTORS, INC. ET AL
filed 2011-02-23
CIK 1060349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $253,089,047.

As of February 1, 2011, 6,949,921 shares of class A common stock and 20,290,140 shares of class B common stock were outstanding.  19,779,500 shares of class B common stock were held by a subsidiary of GGCP, Inc.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s definitive proxy statement relating to the 2011 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part II of this report.

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

ITEM 1: BUSINESS

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.,” “GBL,” “Gabelli,” “we,” “us” and “our” or similar terms are to GAMCO Investors, Inc., its predecessors and its subsidiaries.

Overview

GAMCO Investors, Inc. (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of New York, well known for our value investing hallmark Private Market Value (PMV) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to mutual funds, institutional and private wealth management investors, and investment partnerships, principally in the United States.  Through Gabelli & Company, Inc. (“Gabelli & Company”), our broker-dealer subsidiary, we provide institutional research services to institutional clients and investment partnerships.  We generally manage assets on a discretionary basis and invest in a variety of U.S. and international securities through various investment styles.  Our revenues are based primarily on the firm’s levels of assets under management (“AUM”) and to a lesser extent, incentive fees associated with our various investment products.

Since 1977, we have been identified with and enhanced the “value” style approach to investing. Over the 33 years since the inception of the firm, consistent with our fundamental objective of providing an absolute rate of return for our clients, we have generated over $16.2 billion in investment returns for our institutional and private wealth management clients.  As stated in our mission statement, our investment objective is to earn a superior risk-adjusted return for our valued clients over the long-term through our proprietary fundamental research.  In addition to our value portfolios, GAMCO and other brands offer our clients a broad array of investment strategies that include global, growth, international and convertible products.  We also offer a series of investment partnership (performance fee-based) vehicles that provide a series of long-short investment opportunities, both market and sector specific opportunities, including offerings of non-market correlated investments in merger arbitrage, as well as a fixed income strategy.

As of December 31, 2010, we had $32.5 billion of AUM.  We conduct our investment advisory business principally through our subsidiaries: GAMCO Asset Management Inc. (Institutional and Private Wealth Management), Gabelli Funds, LLC (Mutual Funds) and Gabelli Securities, Inc. (Investment Partnerships).  We also act as an underwriter, are a distributor of our open-end funds and provide institutional research services through Gabelli & Company.

Our AUM are organized into three groups:

·
Investment Partnerships: We provide advisory services to limited partnerships and offshore funds (“Investment Partnerships”).  We managed a total of $515 million in Investment Partnership assets on December 31, 2010.

·
Institutional and Private Wealth Management: We provide advisory services to a broad range of investors, including private wealth management, corporate pension and profit-sharing plans, foundations, endowments, jointly-trusteed plans and municipalities, and also serve as sub-advisor to certain other third party investment funds including registered investment companies (“Institutional and Private Wealth Management”).  Each Institutional and Private Wealth Management (“PWM”) portfolio is managed to meet the needs and objectives of the particular client by utilizing investment strategies and techniques within our areas of expertise.  On December 31, 2010, we had $13.7 billion of Institutional and Private Wealth Management AUM.

·
Open and Closed-End Funds: We provide advisory services to twenty-one open-end funds and nine closed-end funds under Gabelli, GAMCO and Comstock brands (collectively, the “Funds”).  The Funds had $18.3 billion of AUM on December 31, 2010.

GBL is a holding company formed in connection with our initial public offering (“Offering”) in February 1999.  GGCP Holdings, LLC, a subsidiary of GGCP, Inc. owns a majority of the outstanding shares of Class B Common Stock (“Class B Stock”) of GBL.  Such ownership represented approximately 94% of the combined voting power of the outstanding common stock and approximately 73% of the equity interest on December 31, 2010.  GGCP, Inc. is majority-owned by Mr. Mario J. Gabelli (“Mr. Gabelli”).  Accordingly, Mr. Gabelli is deemed to control GBL.

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

2010

Since our Offering in February 1999, GBL’s Class A Common Stock (“Class A Stock”) has generated an annual compounded return of 11.2% (including dividends) for its shareholders through December 31, 2010 versus an annual compounded return of 2.04% (including dividends) for the S&P 500 Index during that time.  Our Class A Stock, which is traded on the NYSE under the symbol “GBL”, ended the year at a closing market price of $48.01 per share.

During 2010, we returned $139.2 million of our earnings to shareholders through dividends and our stock buyback program.  We paid $49.4 million, or $1.82 per share, in cash dividends to our common shareholders, $59.6 million ($86.4 million in face value or $3.20 of principal per share), in zero coupon subordinated debentures due 2015 and repurchased 684,003 shares at an average investment of $44.15 per share or $30.2 million.

Since the Offering, we have returned $591.2 million in total of which $313.2 million was in the form of dividends and $278.0 million was through buybacks.

As of December 31, 2010, nine open-end funds that we manage have a 4 or 5-star three year Morningstar RatingTM representing 76% of open-end fund equity assets under management.

Our liquid balance sheet provides access to financial markets and the flexibility to opportunistically add operating resources to our firm, repurchase our stock and consider strategic initiatives.  As a result of GBL's shelf registration in the third quarter 2009, we have the ability to issue any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount of $400 million.  Our financial strength is underscored by having received an investment grade rating from two ratings agencies, Moody’s Investors Services and Standard and Poor’s Ratings Services.  We believe that maintaining these investment grade ratings will assist in providing greater access to the capital markets, enhance liquidity and lower overall borrowing costs.  However, we will also consider the use of leverage as part of our corporate financial strategy even if it results in a lowering of our investment rating.

Gabelli & Company, which conducts our institutional research business, hosted eight institutional symposiums and conferences during 2010.  These meetings are an important component of the research services the firm provides its institutional clients.  Specifically, 2010 featured our 34th annual Automotive Aftermarket Symposium, 20th annual Pump Valve & Motor Symposium, 16th annual Aircraft Supplier Conference, eighth annual Smallcap Healthcare Conference, fourth annual Water Investment Summit, third annual Specialty Chemicals and Best Ideas Conferences, and our second Movie Industry Conference.

Business Strategy

Our business strategy targets global growth of the franchise through continued leveraging of our proven asset management strengths including our brand name, long-term performance record, diverse product offerings and experienced investment, research and client service professionals.  In order to achieve growth in AUM and profitability, we are pursuing a strategy which includes the following key elements:

·
Gabelli “Private Market Value (PMV) with a CatalystTM” Investment Approach.  While we have expanded our investment product offerings, our “value investing” approach remains the core of our business.  This method is based on the value investing principles articulated by Graham & Dodd in 1934 and further augmented by Mario J. Gabelli, CFA, with his development of Private Market Value (PMV) with a CatalystTM as the value investment methodology.  The development of PMV analysis combined with the concept of a catalyst has evolved from the original Graham & Dodd value investing approach to a Gabelli augmented Graham & Dodd.

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

Our value team generally looks for situations in which catalyst(s) is (are) working to help to narrow the spread between the public market price and the estimated PMV.  Catalysts which are company specific include:  realization of hidden assets, recognition of underperforming subsidiaries, share buybacks, spin-offs, mergers and acquisitions, balance sheet changes, new products, accounting changes, new management and cross-shareholder unwinding.  Other catalysts are related to industry dynamics or macroeconomics and include but are not limited to: industry consolidation, deregulation, accounting, tax, pension and political reforms, technological change and the macroeconomic backdrop.  The time horizons for catalysts to trigger change can either be short-term, medium-term or long-term.

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

·
Introducing New Products and Services. We believe we have the capacity for development of new products and services around the Gabelli and GAMCO brands to complement our existing product offerings. New products since our initial public offering include:

-
Eight closed-end funds: The Gabelli Dividend & Income Trust, The GDL Fund, The Gabelli Global Utility and Income Trust, The Gabelli Global Gold, Natural Resources & Income Trust, The Gabelli Utility Trust, The Gabelli Healthcare and WellnessRX Trust, and The Gabelli Natural Resources, Gold & Income Trust.  In January 2011, we added the eighth closed end fund since going public and our tenth closed end fund overall, with the offering of The Gabelli Natural Resources, Gold & Income Trust (GNT).

-	Four open-end funds: Gabelli Blue Chip Value Fund, Gabelli Utilities Fund, Gabelli Woodland Small Cap Value Fund, Gabelli SRI Fund, rebranded as Gabelli Green SRI Fund, Inc.

-	Four offshore funds: Gabelli Global Partners, Ltd., Gabelli Capital Structure Arbitrage Fund Ltd., Gabelli Associates Limited II E and GAMCO Strategic Value Fund, a Luxembourg SICAV.

-
Eight private limited partnerships:  Gemini Global Partners, L.P., Gabelli Capital Structure Arbitrage Fund L.P., Gabelli Intermediate Credit, L.P., Gabelli Japanese Value Partners, L.P., Gabelli Associates Fund II, L.P., GAMA Select Energy Plus, L.P., GAMCO Medical Opportunities, L.P. and Gabelli Green Fund, L.P.

·
Incentive Fees and Fulcrum Fees. We strive to receive an increasing portion of our revenues and earnings through various products with incentive and fulcrum fees.  Since we envision that a growing percentage of the firm's revenues will be directly linked to performance-based fees, this may increase the variability of our revenues and profits, largely booked in the fourth quarter.  As of December 31, 2010, approximately $1.8 billion of Institutional and Private Wealth Management assets are managed on a performance fee basis along with $875 million of preferred issues of closed-end funds, the $414 million The GDL Fund and $515 million of investment partnership assets.  Unlike most money management firms, we elected not to receive a management fee on a majority of the preferred offerings in our closed-end funds until the fund’s overall performance exceeds each preferred’s nominal cost of capital.  In addition, the incubation of new product strategies using proprietary capital will compensate the investment team with a performance fee model to reinforce our pay-for-performance approach.

·
Expanding Mutual Fund Distribution.  We continue to expand our distribution network primarily through national and regional brokerage firms and have developed additional classes of shares for most of our mutual funds for sale through these firms and other third party distribution channels on a commission basis.  We have increased our wholesaling efforts to market the multi-class shares, which have been designed to meet the needs of investors who seek advice through financial consultants.

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

·
Attracting and Retaining Experienced Professionals.  We offer significant variable compensation that provides opportunities to our staff.  We have increased the scope of our investment management capabilities by adding portfolio managers and other investment personnel in order to expand our broad array of products.  The ability to attract and retain highly-experienced investment and other professionals with a long-term commitment to us and our clients has been, and will continue to be, a significant factor in our long-term growth.  At December 31, 2010, we had 123,100 restricted stock awards (“RSAs”) outstanding to our professional staff recommended by and excluding Mr. Gabelli, who has not received options or RSAs, which originally had three- and five-year vesting, which will align our professional team with our commitment to our long term goals.

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

·
Capitalizing on Acquisitions, Alliances and Lift-outs.  We intend to selectively and opportunistically pursue acquisitions, alliances and lift-outs that will broaden our product offerings and add new sources of distribution.   On October 1, 1999, we completed our alliance with Mathers and Company, Inc. and now act as investment advisor to the Mathers Fund (renamed GAMCO Mathers Fund), and in May 2000, we added Comstock Partners Funds, Inc., (renamed Comstock Funds, Inc.).  The Mathers and Comstock funds are part of our Non-Market Correlated mutual fund product line.  In November 2002, we completed our alliance with Woodland Partners LLC, a Minneapolis based investment advisor focused on investing in small capitalization companies.  On March 11, 2008, Funds Advisor assumed the role of investment advisor to the AXA Enterprise Mergers and Acquisitions Fund, subsequently renamed Gabelli Enterprise Mergers and Acquisitions Fund, a fund that has been sub-advised by GAMCO since the fund’s inception on February 28, 2001.  On August 1, 2010, the clients of Florida-based NMF Asset Management, head by Nola Maddox Falcone, became part of the institutional and private wealth operation of GAMCO.

We believe that we have the financial capacity to pursue acquisitions and lift-outs.

We believe that our growth to date is traceable to the following factors:

·
Strong Industry Fundamentals:  According to data compiled by the U.S. Federal Reserve, the investment management industry has grown faster than more traditional segments of the financial services industry, including the banking and insurance industries. Since GBL began managing assets for institutional and private wealth management clients in 1977, world equity markets have grown at a 11.1% compounded annual growth rate through December 31, 2010 to nearly $52 trillion(a).  The U.S. equity market comprises about $15.4 trillion(a) or roughly 30% of world markets.  We believe that demographic trends and the growing role of money managers in the placement of capital compared to the traditional role played by banks and life insurance companies will result in continued growth of the investment management industry.

·
Long-Term Performance: We have a superior long-term record of achieving relatively high returns for our Institutional and Private Wealth Management clients.  We believe that our performance record represents a competitive advantage and a recognized component of our franchise.

·
Stock Market Gains: Since we began managing for institutional and private wealth management clients in 1977, our traditional value-oriented Institutional and Private Wealth Management composite has earned a compound annual return of 16.3% net of fees versus a compound annual return of 11.1% for the S&P 500 through December 31, 2010.

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

 (a) Source: Birinyi Associates, LLC

Business Description

GBL started operations in 1977 as an institutional services firm.  We entered the institutional and private wealth management business in 1977, management of investment partnerships in 1985 and the mutual fund business in 1986.  Our initial product offerings centered on our tax sensitive, buy-hold, value-oriented investment philosophy.  Starting in the mid-1980s, we began building on our core value-oriented equity investment products by adding new investment strategies designed for a broad array of clients seeking to invest in growth-oriented equities, convertible securities and fixed income products.  Since then, we have continued to build our franchise by expanding our investment management capabilities through the addition of industry specific, international, global, non-market correlated, venture capital, leveraged buy-out and merchant banking product offerings.  Throughout our 33-year history, we have marketed most of our products under the “Gabelli” and “GAMCO” brand names.  Specialty brands offered to investors have included Mathers, Comstock, Westwood and Woodland.

Our AUM are clustered mostly in three groups:  Institutional and Private Wealth Management, Mutual Funds and Investment Partnerships.

Institutional and Private Wealth Management:  Since 1977, we have provided investment management services through our subsidiary GAMCO to a broad spectrum of institutional and private wealth investors.  At December 31, 2010, we had $13.7 billion of AUM in approximately 1,600 Institutional and Private Wealth Management accounts, representing approximately 42.0% of our total AUM.  We currently provide advisory services to a broad range of investors, the majority of which (in total number of accounts) are private wealth management client accounts – defined as individuals generally having minimum account balances of $1 million.  As of December 31, 2010, Institutional client accounts, which include corporate pension and profit sharing plans, jointly-trusteed plans and public funds, represented 46% of the Institutional and Private Wealth Management assets and 8% of the accounts.  Private Wealth Management accounts comprised approximately 82% of the total number of Institutional and Private Wealth Management accounts and approximately 26% of the assets under management as of December 31, 2010.  We believe that private wealth management clients are attracted to us by our returns and the tax efficient nature of the underlying investment process in these traditional products.

Foundation and endowment fund assets represented 10% of the number of Institutional and Private Wealth Management accounts and approximately 9% of the assets under management.  The sub-advisory portion of the Institutional and Private Wealth Management (where we act as sub-advisor to certain other third party investment funds) held approximately $2.6 billion or 19% of total Institutional and Private Wealth Management assets with less than 1% of the number of accounts.

The ten largest relationships comprised approximately 46% of our total Institutional and Private Wealth Management AUM and approximately 29% of our total Institutional and Private Wealth Management revenues as of and for the year ended December 31, 2010, respectively.  During the fourth quarter of 2010, we lost an institutional client with AUM of approximately $340 million, which is approximately 1% of AUM at December 31, 2010.

In general, our Institutional and Private Wealth Management AUM are managed to meet the specific needs and objectives of each client by utilizing investment strategies – “all cap value”, “large cap value”, “small cap value”, “large cap growth”, “international growth”, “high yield” and “convertible bond” – and techniques that are within our areas of expertise.  We distinguish between taxable and tax-free assets and manage client portfolios with tax sensitivity within given investment strategies.

Sales efforts are conducted on a regional and product specialist basis.  Members of the sales and marketing staff for the Institutional and Private Wealth Management business have an average of more than ten years of experience with us and focus on developing and maintaining direct, long-term relationships with their Institutional and Private Wealth Management clients.  The firm will host its 26th Annual Client Conference in May 2011.  This conference will be held at the Pierre Hotel in New York and will include presentations by our portfolio managers and analysts.

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

Open and Closed-End Funds:  Funds Advisor provides advisory services to twenty-one open-end funds and nine closed-end funds.  At December 31, 2010, we had $18.3 billion of AUM in open-end funds and closed-end funds, representing approximately 56.4% of our total AUM.  Our equity funds and closed-end funds were $16.7 billion in AUM on December 31, 2010, 27.5% above the $13.1 billion on December 31, 2009.

GAMCO is the brand for our “Growth” business, which is primarily represented by The GAMCO Growth Fund, The GAMCO Global Growth Fund, and The GAMCO International Growth Fund.  GAMCO also includes other distinct investment strategies and styles including our gold, convertible securities and contrarian funds.

The eight GAMCO branded open-end funds are:

● GAMCO Growth
● “ International Growth
● “ Gold
● “ Global Telecommunications
● “ Global Growth
● “ Global Opportunity
● “ Vertumnus Fund (formerly known as The GAMCO Global Convertible Securities Fund)
● “ Mathers

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

Open-end Funds

On December 31, 2010, we had $12.9 billion of AUM in twenty-one open-end funds.  At year-end, of the open-end funds having an overall rating from Morningstar, Inc. (“Morningstar”), 94% were ranked “three stars” or better, with approximately 81% ranked “five stars” or “four stars” on an overall basis (i.e., derived from a weighted average of the performance figures associated with their three-, five-, and ten-year Morningstar Rating metrics).  There can be no assurance, however, that these funds will be able to maintain such ratings or that past performance will be indicative of future results.

We market our open-end funds through third party distribution programs, particularly no-transaction fee (“NTF”) programs, and have developed additional share classes for many of our funds for distribution through additional third party distribution channels.  At December 31, 2010, third party distribution programs accounted for approximately 72% of all assets in open-end funds.  At December 31, 2010, approximately 28% of our AUM in open-end, equity funds was sourced through direct sales relationships.

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

Closed-end Funds

We act as investment advisor to ten closed-end funds, all of which trade on the NYSE or its affiliated exchange: Gabelli Equity Trust (GAB), GDL Fund (GDL), Gabelli Global Multimedia Trust (GGT), Gabelli Healthcare & Wellness Rx Trust (GRX), Gabelli Convertible and Income Securities Fund (GCV), Gabelli Utility Trust (GUT), Gabelli Dividend & Income Trust (GDV), Gabelli Global Utility & Income Trust (GLU), Gabelli Global Gold, Natural Resources & Income Trust (GGN) and The Gabelli Natural Resources, Gold & Income Trust (GNT), launched in January 2011.  As of December 31, 2010, the nine Gabelli closed-end funds had total assets of $5.5 billion, representing 29.8% of the total assets in our Mutual Funds business.

The Gabelli Equity Trust, which raised $400 million through its initial public offering in August 1986, finished its 24th year with net assets of $1.4 billion.  Since inception, the Gabelli Equity Trust has distributed $2.5 billion in cash to common shareholders through its 10% distribution policy and spawned three other closed-end funds, the Gabelli Global Multimedia Trust, the Gabelli Utility Trust and the Gabelli Healthcare & Wellness Rx Trust.

The Gabelli Dividend & Income Trust, launched in November 2003, raised $196.6 million in net proceeds through its placement of Series D and Series E Preferred Shares in November 2005.  The Gabelli Dividend & Income Trust, which invests primarily in dividend-paying equity securities, had net assets of $1.9 billion as of December 31, 2010.

The Gabelli Global Gold, Natural Resources & Income Trust (“GGN”) raised gross proceeds of $352 million through its initial public offering in March 2005 and the exercise of the underwriters’ overallotment option in May 2005.  GGN filed a $350 million shelf registration statement with the SEC that went effective September 24, 2007.  The shelf registration statement gave GGN the ability to offer additional common and preferred shares.  On October 16, 2007, GGN completed the placement of $100 million of cumulative preferred shares.  GGN received net proceeds of $96.5 million (after underwriting discounts of $1.2 million and offering expenses of $0.4 million) from the public offering of 4,000,000 shares of 6.625% Series A cumulative preferred shares.  During the year ended December 31, 2010, GGN issued 22,553,236 common shares through various “at the market offerings”.  The net proceeds received from these various at the market offerings was approximately $375.4 million.  As of December 31, 2010, after taking into account the issuance of the preferred and common shares, GGN had approximately $9 million available for issuance under the shelf registration statement.  GGN, which invests primarily in equity securities of gold and natural resources companies and utilizes a covered call option writing program to generate current income, had net assets of $1.1 billion as of December 31, 2010.  GGN filed a $750 million shelf offering with the SEC that was effective on February 4, 2011, enabling GGN to offer additional common and preferred shares.

In January 2007, we launched The GDL Fund, a closed-end fund which seeks to achieve its investment objective by investing primarily in announced merger and acquisition transactions and, to a lesser extent, in corporate reorganizations involving stubs, spin-offs and liquidations.  During 2009, The GDL Fund raised $96 million through a rights offering of Series A preferred shares.

In January 2011, we launched The Gabelli Natural Resources, Gold & Income Trust, a closed-end fund that seeks to achieve its investment objective by providing a high level of current income from interest, dividends and option premiums.  This launch raised approximately $370 million in AUM.

A detailed description of our Funds is provided within this Item 1 beginning on page 13.

Investment Partnerships:  We manage Investment Partnerships through our 93% majority-owned subsidiary, Gabelli Securities, Inc. (“GSI”).  The Investment Partnerships consist primarily of limited partnerships and offshore funds.  As of December 31, 2010, we had $515 million of Investment Partnership AUM.

We introduced our first investment partnership, a merger arbitrage partnership, in 1985.  An offshore version of this strategy was added in 1989.  Building on our strengths in global event-driven value investing, several new Investment Partnerships have been added to balance investors’ geographic, strategy and sector needs.  Today we offer a broad range of absolute return products.  Within our merger arbitrage strategy, we manage approximately $427 million of assets for investors who seek positive returns not correlated to fluctuations of the general market.  These funds seek to drive returns by investing in announced merger and acquisition transactions that are primarily dependent on deal closure and less on the overall market environment.  In event-driven strategies, we manage $43 million of assets focused on the U.S. and Japanese markets.  We also manage a series of sector-focused absolute return funds designed to offer investors a mechanism to diversify their portfolios by global economic sector rather than by geographic region.  We currently offer three sector-focused portfolios: the Gabelli International Gold Fund Ltd., GAMA Select Energy Plus, L.P., and GAMCO Medical Opportunities, L.P.  Venture capital activities are carried out through ALCE Partners, L.P. and Gabelli Multimedia Partners, L.P., both of which are currently closed to new investors.

Assets Under Management

The following table sets forth total AUM by product type as of the dates shown and their compound annual growth rates (“CAGR”):

Assets Under Management
By Product Type
(Dollars in millions)
						January 1,
						2006 to
						December	%
	At December 31,					31, 2010	Change
	2006	2007	2008	2009	2010	CAGR (a)	2010/2009
Equity:
Mutual Funds	$13,794	$15,686	$9,931	$13,085	$16,723	5.9%	27.8%
Institutional & Private Wealth
Management
Direct	10,282	10,708	6,861	9,312	11,005	2.9	18.2
Sub-advisory	2,340	2,584	1,585	1,897	2,637	(1.4)	39.0
Investment Partnerships	491	460	295	305	515	(4.1)	68.9
Total Equity	26,907	29,438	18,672	24,599	30,880	3.8	25.5
Fixed Income:
Money Market Mutual Funds	734	1,111	1,507	1,721	1,616	17.4	(6.1)
Institutional & Private Wealth
Management	50	24	22	26	26	(20.9)	-
Total Fixed Income	784	1,135	1,529	1,747	1,642	15.2	(6.0)

Total AUM	$27,691	$30,573	$20,201	$26,346	$32,522	4.3	23.4
Breakdown of Total AUM:
Mutual Funds	$14,528	$16,797	$11,438	$14,806	$18,339	6.7	23.9
Institutional & Private Wealth
Management
Direct	10,332	10,732	6,883	9,338	11,031	2.7	18.1
Sub-advisory	2,340	2,584	1,585	1,897	2,637	(1.4)	39.0
Investment Partnerships	491	460	295	305	515	(4.1)	68.9
Total AUM	$27,691	$30,573	$20,201	$26,346	$32,522	4.3%	23.4%

(a) Compound annual growth rate.

Summary of Investment Products

We manage assets in the following wide spectrum of investment products and strategies, many of which are focused on fast-growing areas:

U.S. Equities:	Global and International Equities:	Investment Partnerships:
All Cap Value	International Growth	Merger Arbitrage
Large Cap Value	Global Growth	U.S. Long/Short
Large Cap Growth	Global Value	Global Long/Short
Mid Cap Value	Global Telecommunications	Japanese Long/Short
Small Cap Value	Global Multimedia	Sector-Focused
Small Cap Growth	Gold	- Energy
Micro Cap		- Gold
Natural Resources	U.S. Fixed Income:	- Medical Opportunities
Income	Corporate	Merchant Banking
Utilities	Government
Non-Market Correlated	Asset-backed
Options Income	Intermediate
Short-term
Convertible Securities:		U.S. Balanced:
U.S. Convertible Securities		Balanced Growth
Global Convertible Securities		Balanced Value

During 2010, we continued to develop the skills of our investment team by allocating firm capital to incubate investment strategies.  This began with a capital structure arbitrage strategy (2004) and now includes a merger-arbitrage and a global trading strategy.

Additional Information on Mutual Funds

Through our affiliate, Funds Advisor, we act as advisor to all of the Funds, except with respect to the Gabelli Capital Asset Fund for which we act as a sub-advisor.  Guardian Investment Services Corporation, an unaffiliated company, acts as manager.  As sub-advisor, we make day-to-day investment decisions for the $137 million Gabelli Capital Asset Fund.

The following table lists the Funds, together with the December 31, 2010 Morningstar overall rating for the open-end mutual funds, where rated (ratings are not available for the money-market fund and other open-end mutual funds, which collectively represent 14.6% of the open-end mutual fund AUM in the Funds), and provides a description of the primary investment objective, fund characteristics, fees, the date that the fund was initially offered to investors, and the AUM in the funds as of December 31, 2010.

Net Assets as of
December
Fund			Advisory	12b-1	Initial	31, 2010
(Morningstar Overall	Primary Investment	Fund	Fees	Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)	(%)	Date	($ in millions)

OPEN-END FUNDS:

EQUITY INCOME:

The Gabelli Equity	High level of total return with an	Class AAA,	1.00	.25	01/02/92	$1,702
Income Fund	emphasis on income-producing	No-load,
«««««	equities with yields greater than	Open-end,
	the S&P 500 average.	Diversified,
Multi-class shares (2)

VALUE:

The Gabelli	Growth of capital as a primary	Class AAA,	1.00	.25	03/03/86	$2,651
Asset Fund	investment objective, with	No-load,
«««««	current income as a secondary	Open-end,
	investment objective. Invests in	Diversified,
	equity securities of companies	Multi-class shares (2)
selling at a significant discount
to their private market value.

The Gabelli Blue Chip	Capital appreciation through	Class AAA,	1.00	.25	08/26/99	$28
Value Fund	investments in equity securities	No-load,
«««	of established companies, which	Open-end,
	are temporarily out of favor and	Diversified,
	which have market capitalizations	Multi-class shares (2)
in excess of $5 billion.

SMALL CAP VALUE:

The Gabelli Small Cap	High level of capital appreciation	Class AAA,	1.00	.25	10/22/91	$2,168
Growth Fund	from equity securities of smaller	No-load,
««««	companies with market	Open-end,
	capitalization of $2 billion or less	Diversified,
	at the time of purchase.	Multi-class shares (2)

Net Assets as of
December
Fund			Advisory		12b-1	Initial	31, 2010
(Morningstar Overall	Primary Investment	Fund	Fees		Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)		(%)	Date	($ in millions)

The Gabelli Woodland	Long Term capital appreciation	Class AAA,	1.00	(9)	.25	12/31/02	$7
Small Cap Value Fund	investing at least 80% of its	No-load,
«««	in equity securities of companies	Open-end,
	with market capitalizations less	Non-diversified,
	than the greater of $3.0 billion	Multi-class shares (2)
or the largest company
in the Russell 2000 Index.

FOCUSED VALUE:

The Gabelli	High level of capital appreciation	Class A,	1.00		.25	09/29/89	$625
Value Fund	From undervalued equity	Front end-load,
««	securities that are held in a	Open-end,
	concentrated portfolio.	Non-diversified,
Multi-class shares (2)

GROWTH:

The GAMCO	Capital appreciation from	Class AAA,	1.00		.25	04/10/87	$552
Growth Fund	companies that have favorable,	No-load,
««	yet undervalued, prospects for	Open-end,
	earnings growth. Invests in	Diversified,
	equity securities of companies	Multi-class shares (2)
that have above-average or
expanding market shares and
profit margins.

GAMCO International	Capital appreciation by investing	Class AAA,	1.00		.25	06/30/95	$32
Growth Fund	primarily in equity securities	No-load,
«««	of foreign companies with	Open-end,
	rapid growth in revenues and	Diversified,
	earnings.	Multi-class shares (2)

AGGRESSIVE GROWTH:

The GAMCO Global	High level of capital appreciation	Class AAA,	1.00		.25	02/07/94	$70
Growth Fund	Through investment in a portfolio	No load,
«««	of equity securities focused on	Open-end,
	companies involved in the	Non-diversified,
	global marketplace.	Multi-class shares (2)

SPECIALTY EQUITY:

The Gabelli SRI Green	Capital appreciation from	Class AAA,	1.00	(9)	.25	6/1/07	$18
Fund Inc.	equity securities of companies	No-load,
«««««	the fund deems to be	Open-end,
	socially responsible.	Diversified,
Multi-class shares (2)

Net Assets as of
December
Fund			Advisory		12b-1	Initial	31, 2010
(Morningstar Overall	Primary Investment	Fund	Fees		Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)		(%)	Date	($ in millions)

The GAMCO Global	High level of capital appreciation	Class AAA,	1.00	(9)	.25	05/11/98	$14
Opportunity Fund	through worldwide investments	No-load,
««««	in equity securities.	Open-end,
Non-diversified,

The GAMCO	High level of total return through	Class AAA,	1.00	(9)	.25	02/03/94	$9
Vertumnus Fund	a combination of current income	No-load,
«	and capital appreciation through	Open-end,
	investment in convertible	Non-diversified,
	securities of U.S. and	Multi-class shares (2)
non-U.S. issuers.

The Gabelli Capital	Capital appreciation from equity	No-load,	.75		n/a	05/01/95	$137
Asset Fund	securities of companies selling at	Open-end,
(not rated) (8)	a significant discount to their	Diversified,
	private market value.	Variable Annuity

SECTOR:

The Gabelli	High level of total return through	Class AAA,	1.00		.25	08/31/99	$1,508
Utilities Fund	a combination of capital	No-load,
««««	appreciation and current income	Open-end,
	from investments in utility	Diversified,
	companies.	Multi-class shares (2)

The GAMCO Global	High level of capital appreciation	Class AAA,	1.00		.25	11/01/93	$158
Telecommunications	through worldwide investments	No-load,
Fund	in equity securities, including	Open-end,
««««	the U.S., primarily in the	Non-diversified,
	telecommunications industry.	Multi-class shares (2)

GAMCO	Seeks capital appreciation and	Class AAA,	1.00		.25	07/11/94	$737
Gold Fund	employs a value approach to	No-load,
«««	investing primarily in equity	Open-end,
	securities of gold-related	Diversified,
	companies worldwide.	Multi-class shares (2)

Net Assets as of
December
Fund			Advisory		12b-1	Initial	31, 2010
(Morningstar Overall	Primary Investment	Fund	Fees		Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)		(%)	Date	($ in millions)

ABSOLUTE RETURN:

The Gabelli	Total returns that are attractive to	No-load,	.50	(7)	n/a	(7) 5/14/93	$442
ABC Fund	investors in various market	Open-end,
«««««	conditions without excessive risk	Non-diversified
	of capital loss, utilizing certain	Multi-class shares (2)
arbitrage strategies and investing
in value orientated common
stocks at a significant discount to
their PMV.

The Gabelli Enterprise	Capital appreciation through	Class A	.94	(9)	.45		$250
Mergers and	investment in companies believed	Load,
Acquisitions	to be likely acquisition targets	Open-end,
Fund	within 12 to 18 months and	Diversified
««««	companies involved with	Multi-class shares (2)
publically announced mergers,
takeovers, tender offers,
leveraged buyouts, spin-offs,
liquidations, and other corporate
reorganizations.

CONTRARIAN:

Comstock Capital	Maximize total return consisting	Class A	1.00		.25	10/10/85	$123
Value Fund	of capital appreciation and	Load,
(not rated) (8)	current income.	Open-end,
Diversified
Multi-class shares (2)

GAMCO Mathers	Long-term capital appreciation	Class AAA:	1.00		.25	8/19/65	$22
Fund	in various market conditions	No-load,
«	without excess risk of capital	Open-end,
	loss.	Diversified

CASH MANAGEMENT-MONEY MARKET:

The Gabelli U.S.	High current income with	Money Market,	.30	(9)	n/a	10/01/92	$1,616
Treasury	preservation of principal and	Open-end,
Money Market Fund	liquidity, while striving to keep	Diversified
(11)	expenses among the lowest of all	Multi-class shares (2)
U.S. Treasury money market
funds.

Net Assets as of
December
Fund			Advisory		12b-1	Initial	31, 2010
(Morningstar Overall	Primary Investment	Fund	Fees		Fees	Offer	(all classes)
Rating) (1)	Objective	Characteristics	(%)		(%)	Date	($ in millions)

CLOSED-END FUNDS:

The Gabelli	Long-term growth of	Closed-end,	1.00	(10)	n/a	08/14/86	$1,364
Equity Trust Inc.	capital by investing	Non-diversified
	in equity securities.	NYSE Symbol: GAB

The Gabelli	High total return from investing	Closed-end,	1.00	(10)	n/a	07/03/89	$105
Convertible and Income	primarily in convertible	Diversified
Securities Fund Inc. (4)	instruments.	NYSE Symbol: GCV

The Gabelli Global	Long-term capital appreciation	Closed-end,	1.00	(10)	n/a	11/15/94	$160
Multimedia Trust Inc.	from equity investments in	Non-diversified
(3)	global telecommunications,	NYSE Symbol: GGT
media, publishing and
entertainment holdings.

The Gabelli	High total return from	Closed-end,	1.00	(10)	n/a	07/09/99	$219
Utility Trust (5)	investments primarily in	Non-diversified
	securities of companies	NYSE Symbol: GUT
involved in gas, electricity
and water industries.

The Gabelli	Qualified dividend income	Closed-end,	1.00	(10)	n/a	11/24/03	$1,925
Dividend & Income	and capital appreciation	Non-diversified
Trust	potential.	NYSE Symbol: GDV

The Gabelli	A consistent level of after-tax	Closed-end,	1.00		n/a	5/28/04	$63
Global Utility &	total return with an emphasis	Non-diversified
Income Trust	on tax-advantaged dividend	NYSE Symbol: GLU
income.

The Gabelli	High level of current income	Closed-end,	1.00		n/a	3/29/05	$1,119
Global Gold, Natural	through an option writing strategy	Non-diversified
Resources & Income	on equity securities owned in the	NYSE Symbol: GGN
Trust	gold and natural resources
industries.

The GDL Fund	Achieve absolute return through	Closed-end,	0.50		n/a	1/26/07	$414
	investments in various market	Non-diversified
	conditions without excessive	NYSE Symbol: GDL
risk of capital.

The Gabelli Healthcare	Seeks long-term growth of	Closed-end,	1.00		n/a	6/28/07	$102
and Wellness Rx	capital within the health and	Non-diversified
Fund (6)	wellness industries.	NYSE Symbol: GRX

(1)
Morningstar RatingTM as of December 31, 2010 is provided if available for open-end funds only.  Morningstar ratings may be available for certain closed-end funds.  Morningstar ratings are not an indication of absolute performance.  Call 800-GABELLI for performance results through the most recent month end.  For each fund with at least a three-year history, Morningstar calculates a Morningstar RatingTM based on a Morningstar risk-adjusted return measure that accounts for variation in a fund’s monthly performance (including the effects of sales charges, loads and redemption fees) placing more emphasis on downward variations and rewarding consistent performance.  The top 10% of the funds in an investment category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star.  The Overall Morningstar Rating for a fund is derived from a weighted average of the performance figures associated with its three, five, and ten-year (if applicable) Morningstar Rating metrics.  Morningstar Ratings are shown for the respective class shown; other classes may have different performance characteristics.  There were 593 Conservative Allocation funds rated for three years, 433 funds for five years and 162 funds for ten years (GAMCO Mathers Fund).  There were 373 Mid-Cap Blend funds rated for three years, 304 funds for five years and 171 funds for ten years (The Gabelli Value Fund, The Gabelli Enterprise Mergers & Acquisition Fund).  There were 677 Mid-Cap Growth funds rated for three years, 594 funds for five years and 392 funds for ten years (The Gabelli ABC Fund, The Gabelli SRI Green Fund Inc.).  There were 1,120 Large Value funds rated for three years, 956 funds for five years and 502 funds for ten years (The Gabelli Equity Income Fund).  There were 1,753 Large Blend funds rated for three years, 1,457 funds for five years and 802 funds for ten years (The Gabelli Asset Fund, The Gabelli Blue Chip Value Fund).  There were 63 Convertibles funds rated for three years, 55 funds for five years and 43 funds for ten years (The GAMCO Vertumnus Fund).  There were 628 World Stock funds rated for three years, 493 funds for five years and 261 funds for ten years (The GAMCO Global Growth Fund, The GAMCO Global Opportunity Fund).  There were 39 Specialty-Communications funds rated for three years, 33 funds for five years and 29 funds for ten years (The GAMCO Global Telecommunications Fund).  There were 72 Specialty-Precious Metals funds rated for three years, 61 funds for five years and 39 funds for ten years (GAMCO Gold Fund).

There were 1,504 Large Growth funds rated for three years, 1,286 funds for five years and 787 funds for ten years (The GAMCO Growth Fund).  There were 209 Foreign Large Growth funds rated for three years, 162 funds for five years and 89 funds for ten years (GAMCO International Growth Fund).  There were 83 Specialty-Utilities funds rated for three years, 78 funds rated for five years and 52 funds for ten years (The Gabelli Utilities Fund).  There were 563 Small Blend funds rated for three years and 484 funds for five years and 279 funds for ten years (The Gabelli Small Cap Growth Fund, The Gabelli Woodland Small Cap Value Fund).  (a) 2010 Morningstar, Inc. All Rights reserved.  This information is (1) proprietary to Morningstar and/or its content providers (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely.  Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.  Past performance is no guarantee of future results.

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

(9)
Funds Advisor has agreements in place to waive its advisory fee or reimburse expenses of the Fund to maintain fund expenses at a specified level for Class AAA shares; multi-class shares have separate limits as described in the Fund’s prospectus.  (The Gabelli Woodland Small Cap Value Fund – 2.00%; The GAMCO Global Opportunity Fund – 2.00%; The GAMCO Vertumnus Fund – 2.00%; The Gabelli SRI Fund – 2.00%; The Gabelli Enterprise Mergers and Acquisitions Fund – 1.90% for class A; The Gabelli U.S. Treasury Money Market Fund – 0.08%.  Such agreements are renewable annually).

(10)	Funds Advisor has agreed to reduce its advisory fee on the liquidation value of preferred stock outstanding if certain performance levels are not met.

(11)
The Gabelli U.S. Treasury Money Market Fund ranked third in total return for the twelve months ended December 31, 2010 among 69 U.S. Treasury money market funds tracked by Lipper Inc.  For the 5 year and 10 year periods ended December 31, 2010, the fund ranked first out of 62 funds and second out of 45 funds, respectively, within that category.  Investment returns and yield will fluctuate. An investment in a money market fund is not guaranteed by the United States government nor insured by the Federal Deposit Insurance Corporation or any government agency.  Although the Fund seeks to preserve the value of an investment at $1.00 per share, it is possible to lose money by investing on the Fund.

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

Our marketing efforts for the open-end funds are currently focused on increasing the distribution and sales of our existing funds as well as creating new products for sale through our distribution channels.  We believe that our marketing efforts for the funds will continue to generate additional revenues from investment advisory fees.  We have traditionally distributed most of our open-end funds by using a variety of direct response marketing techniques, including telemarketing and advertising, and as a result we maintain direct relationships with many of our no-load open-end fund customers.  Beginning in late 1995, we expanded our product distribution by offering several of our open-end funds through third party distribution programs, including NTF programs.  In 1998 and 1999, we further expanded these efforts to include substantially all of our open-end funds in third party distribution programs.  More than 28% of the AUM in the open-end funds are still attributable to our direct response marketing efforts.  Third party distribution programs have become an increasingly important source of asset growth for us.  Of the $11.3 billion of AUM in the open-end equity funds as of December 31, 2010, approximately 72% were generated through third party distribution programs.  We are responsible for paying the service and distribution fees charged by many of the third party distribution programs, although a portion of such service fees under certain circumstances are payable by the funds.  During 2000, we completed development of additional classes of shares for many of our Funds for sale through national brokerage and investment firms and other third party distribution channels on a commission basis.  The multi-class shares are available in all of the Gabelli Funds, except for the Gabelli Capital Asset Fund and the GAMCO Mathers Fund.  We believe that the use of multi-class share products will expand the distribution of Gabelli Fund products into the advised sector of the mutual fund investment community.  During 2003, we introduced Class I shares, which are no-load shares with higher minimum initial investment and without distribution fees available to Institutional and Retirement Plan Accounts held directly through Gabelli & Company.  The no-load shares are designated as Class AAA shares and are available for new and current investors.  In general, distribution through third party distribution programs has greater variable cost components and lower fixed cost components than distribution through our traditional direct sales methods.

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

Our fund investment management agreements may continue in effect from year to year only if specifically approved at least annually by (i) the fund's Board of Directors or Trustees or (ii) the fund's shareholders and, in either case, the vote of a majority of the fund's directors or trustees who are not parties to the agreement or “interested persons” of any such party, within the meaning of the Investment Company Act of 1940 as amended (the “Company Act”).  Each fund may terminate its investment management agreement at any time upon 60 days' written notice by (i) a vote of the majority of the Board of Directors or Trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Fund.  Each investment management agreement automatically terminates in the event of its assignment, as defined in the Company Act.  We may terminate an investment management agreement without penalty on 60 days' written notice.

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

Mutual Fund Distribution

Gabelli & Company distributes our open-end funds pursuant to distribution agreements with each fund.  Under each distribution agreement with an open-end fund, Gabelli & Company offers and sells such open-end fund's shares on a continuous basis and pays the majority of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of third party distribution programs, financial intermediaries and Gabelli & Company sales personnel.  Gabelli & Company receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 (“12b-1”) of the Company Act.  Distribution fees from the open-end funds are computed daily based on average net assets.  Distribution fees from the open-end funds amounted to $29.0 million, $20.8 million and $23.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.  In 2010, GAMCO filed an application for the establishment of a new broker dealer. It is contemplated that this new broker dealer would become the distributor of the affiliated mutual funds which Gabelli & Company currently distributes.  Currently, Gabelli & Company is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back-end sales charge.  Underwriting fees and sales charges retained amounted to $1.9 million, $946,000 and $627,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Under the distribution plans, the open-end Class AAA shares of the funds (except The Gabelli U.S. Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund) and the Class A and V shares of various funds pay Gabelli & Company a distribution or service fee of .25% per year (except the Class A shares of the GAMCO Westwood Funds and Gabelli Enterprise Mergers & Acquisition Fund which pay .50% and 0.45% per year, respectively, and the GAMCO Westwood Intermediate Bond Fund which pays .35%) on the average daily net assets of the fund.  Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%.  Gabelli & Company’s distribution agreements with the funds may continue in effect from year to year only if specifically approved at least annually by (i) the fund's Board of Directors or Trustees or (ii) the fund's shareholders and, in either case, the vote of a majority of the fund's directors or trustees who are not parties to the agreement or “interested persons” of any such party, within the meaning of the Company Act.  Each fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days' written notice by (i) a vote of the majority of its directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such fund. Each distribution agreement automatically terminates in the event of its assignment, as defined in the Company Act.  Gabelli & Company may terminate a distribution agreement without penalty upon 60 days' written notice.

Gabelli & Company also offers our open-end Fund products through our website, www.gabelli.com, where directly registered mutual fund investors can access their personal account information and buy, sell and exchange Fund shares.  Fund prospectuses, quarterly reports, fund applications, daily net asset values and performance charts are all available online.

Institutional Research Services

Gabelli & Company provides institutional investors with investment ideas on numerous industries and special situations, with a particular focus on small-cap and mid-cap companies.  Our research analysts are industry-focused, following sectors that stem from our core competencies.  They are experts on their industries, and look at companies of all market capitalizations on a global basis.  Their financial models look five years into the past, and project five years forward, to understand earnings power and free cash flow.  They look for growing companies, with improving balance sheets and shareholder-sensitive management.  The primary function of the research team is to gather data, array the data, project and interpret data from which investment decisions can be made.  The objective of the institutional research services is to provide superior investment ideas to investment decision makers.

Analysts are generally assigned to research teams, coordinated by a senior analyst, in order to enhance idea cross-fertilization, and more efficiently share knowledge acquired in related industry subsectors.  Our teams are broken down into Digital, which includes cable, telecommunications, broadcasting, publishing, advertising, and entertainment, Gabelli Green, which researches investment opportunities in clean and renewable energy, Consumer, Health and Wellness, and Industrial.

Gabelli & Company generates institutional research services revenues through brokerage activities from securities transactions executed on an agency basis on behalf of institutional and private wealth management clients as well as from retail customers and mutual funds.  Institutional research services revenues totaled $16.6 million, $16.7 million, and $16.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Gabelli & Company continues to pursue expansion of such activities.

Underwriting

During 2010, Gabelli & Company acted as underwriter in the Gabelli Healthcare & WellnessRX Trust offering of 5.76% Series A Cumulative Preferred shares and as agent in the secondary offerings of the Gabelli Global Gold, Natural Resources & Income Trust.  During 2009, Gabelli & Company acted as the Dealer Manager for The GDL Fund’s Series A Cumulative Callable Preferred Share Rights Offering and as agent in the secondary offerings of the Gabelli Global Gold, Natural Resources & Income Trust.  In 2008, Gabelli & Company did not participate in any underwritings.

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

The market for providing investment management services to institutional and private wealth management Institutional and Private Wealth Management is also highly competitive.  Approximately 34% of our investment advisory fee revenue for the year ended December 31, 2010 was derived from our Institutional and Private Wealth Management.  Selection of investment advisors by U.S. institutional investors is often subject to a screening process and to favorable recommendations by investment industry consultants.  Many of these investors require their investment advisors to have a successful and sustained performance record, often five years or longer, and also focus on one-year and three-year performance records.  We have significantly increased our AUM on behalf of U.S. institutional investors since our entry into the institutional asset management business in 1977.  At the current time, we believe that our investment performance record would be attractive to potential new institutional and private wealth management clients.  However, no assurance can be given that our efforts to obtain new business will be successful.

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

Our business is subject to extensive regulation at the federal, state and foreign level by the SEC and other regulatory bodies.  Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940 (“Advisers Act”), and the funds are registered with the SEC under the Company Act.  We also have a subsidiary that is registered as a broker-dealer with the SEC and is subject to regulation by the FINRA and various states.

The subsidiaries of GBL that are registered with the Commission under the Advisers Act (Funds Advisor, Gabelli Fixed Income LLC, GAMCO and GSI) are regulated by and subject to examination by the SEC.  The Advisers Act imposes numerous obligations on registered investment advisors including fiduciary duties and disclosure obligations and record keeping, operational and marketing requirements.  The Commission is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment advisor's registration.  The failure of an advisory subsidiary to comply with the requirements of the SEC could have a material adverse effect on us.

We derive a substantial majority of our revenues from investment advisory services through our various investment management agreements.  Under the Advisers Act, our investment management agreements may not be assigned without the client's consent.  Under the Company Act, advisory agreements with registered investment companies such as our Funds terminate automatically upon assignment.  The term “assignment” is broadly defined and includes direct as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in GBL.

In its capacity as a broker-dealer, Gabelli & Company is required to maintain certain minimum net capital and cash reserves for the benefit of our customers.  Gabelli & Company’s net capital, as defined, has consistently met or exceeded all minimum requirements.  Gabelli & Company is also subject to periodic examination by FINRA, the SEC and the states.

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

Investments by GBL and on behalf of our advisory clients and investment funds often represent a significant equity ownership position in an issuer's class of stock.  As of December 31, 2010, we had five percent or more beneficial ownership with respect to approximately 113 equity securities.  This activity raises frequent regulatory, legal, and disclosure issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers' shareholder rights plans or “poison pills,” and various federal and state regulatory limitations, including state gaming laws and regulations, federal communications laws and regulations and public utility holding company laws and regulations as well as federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions.  Our failure to comply with these requirements could have a material adverse effect on us.

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

Regulatory matters

The investment management industry is likely to continue facing a high level of regulatory scrutiny and become subject to additional rules designed to increase disclosure, tighten controls and reduce potential conflicts of interest.  In addition, the Commission has substantially increased its use of focused inquiries in which it requests information from investment advisors and a number of fund complexes regarding particular practices or provisions of the securities laws.  We participate in some of these inquiries in the normal course of our business.  Changes in laws, regulations and administrative practices by regulatory authorities, and the associated compliance costs, have increased our cost structure and could in the future have a material impact.  Although we have installed procedures and utilize the services of experienced administrators, accountants and lawyers to assist us in adhering to regulatory guidelines and satisfying these requirements, and maintain insurance to protect ourselves in the case of client losses, there can be no assurance that the precautions and procedures that we have instituted and installed or the insurance that we maintain to protect ourselves in case of client losses will protect us from potential liabilities.

See item 3 below.

Personnel

On January 31, 2011, we had a full-time staff of 222 individuals, of whom 69 served in the portfolio management, research and trading areas (including 20 portfolio managers for the Mutual Funds, Institutional and Private Wealth Management and Investment Partnerships), 76 served in the marketing and shareholder servicing areas and 77 served in the administrative area.

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

Our business is subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC under the Company Act and the Advisers Act, by the Department of Labor under ERISA, as well as regulation by FINRA and state regulators. The Funds managed by Funds Advisor are registered with the SEC as investment companies under the Company Act.  The Advisers Act imposes numerous obligations on investment advisors, including record-keeping, advertising and operating requirements, disclosure obligations, custodial requirements and prohibitions on fraudulent activities.  The Company Act imposes similar obligations, as well as additional detailed operational requirements, on registered investment companies and investment advisors.  Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment advisor or broker-dealer.  Industry regulations are designed to protect our clients and investors in our funds and other third parties who deal with us and to ensure the integrity of the financial markets.  Our industry is frequently altered by new laws or regulations and by revisions to, and evolving interpretations of, existing laws and regulations.  Changes in laws or regulations or in governmental policies could limit the sources and amounts of our revenues including distribution revenue under the Company Act, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.

To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure.

The investment management business is highly competitive and has relatively low barriers to entry.  To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure.  Although our investment management fees vary from product to product, historically we have competed primarily on the performance of our products and not on the level of our investment management fees relative to those of our competitors.  In recent years, however, there has been a trend toward lower fees in the investment management industry.  In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that make investors willing to pay our fees.  In addition, the board of directors or trustees of each fund managed by Funds Advisor must make certain findings as to the reasonableness of its fees.  We cannot be assured that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure.  Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.

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

Under the Company Act, an investment management agreement with a fund must provide for its automatic termination in the event of its assignment. The fund’s board and shareholders must vote to continue the agreement following its assignment, the cost of which ordinarily would be borne by us.  Under the Advisers Act, a client’s investment management agreement may not be “assigned” by the investment advisor without the client’s consent.  An investment management agreement is considered to be assigned to another party when a controlling block of the advisor’s securities is transferred.  In our case, an assignment of our investment management agreements may occur if, among other things, we sell or issue a certain number of additional common shares in the future.  We cannot be certain that our clients will consent to assignments of our investment management agreements or approve new agreements with us if an assignment occurs.  Under the Company Act, if a fund’s investment advisor engages in a transaction that results in the assignment of its investment management agreement with the fund, the advisor may not impose an “unfair burden” on that fund as a result of the transaction for a two-year period after the transaction is completed.  The term “unfair burden” has been interpreted to include certain increases in investment advisory fees.  This restriction may discourage potential purchasers from acquiring a controlling interest in our company.

Regulatory developments designed to increase oversight of private funds may adversely affect our business.

The SEC has proposed a rule that would limit the eligibility of individuals to invest in private funds by requiring that such individuals own not less than $2.5 million in investments at the time of their private fund investment.  The SEC may also propose or enact other rules designed to increase oversight of private funds by the SEC.  Any regulations applicable to private funds that may be adopted could have an impact on our operations and may adversely affect our private fund business and decrease our future income.

A decline in the prices of securities would lead to a decline in our assets under management, revenues and earnings.

Substantially all of our revenues are determined by the amount of our AUM. Under our investment advisory contracts with our clients, the investment advisory fees we receive are typically based on the market value of AUM.  In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Funds Advisor or Teton Advisors, Inc. (“Teton”) over time pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Company Act.  Rule 12b-1 fees typically are based on the average AUM and represented approximately 10.3%, 9.5% and 9.7% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.  Accordingly, a decline in the prices of securities generally may cause our revenues and net income to decline by either causing the value of our AUM to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees.  The securities markets are highly volatile, and securities prices may increase or decrease for many reasons, including economic and political events and acts of terrorism beyond our control.  If a decline in securities prices caused our revenues to decline, it could have a material adverse effect on our earnings.

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

Since our initial public offering in 1999, Mr. Gabelli, through his control and majority ownership of GGCP, has beneficially owned a majority of our outstanding Class B Stock, representing 94% of voting control.  As long as Mr. Gabelli indirectly beneficially owns a majority of the combined voting power of our common stock, he will have the ability to elect all of the members of our Board of Directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the common stock.  In addition, Mr. Gabelli will be able to determine the outcome of matters submitted to a vote of our shareholders for approval and will be able to cause or prevent a change in control of our company.  As a result of Mr. Gabelli's control, none of our agreements with Mr. Gabelli and other companies controlled by him can be assumed to have been arrived at through “arm's-length” negotiations, although we believe that the parties endeavor to implement market-based terms.  There can be no assurance that we would not have received more favorable terms from an unaffiliated party.

On February 6, 2008, Mr. Mario Gabelli entered into an amended and restated employment agreement (the “2008 Employment Agreement”) with the Company, which was approved by the Company’s shareholders on November 30, 2007 and which limits his activities outside of the Company.  The 2008 Employment Agreement modified Mr. Mario Gabelli’s previous employment agreement primarily by (i) eliminating outdated provisions, clarifying certain language and reflecting our name change; (ii) revising the term of the Employment Agreement for an indefinite term to a three-year initial term that automatically extends the initial term for an additional year on each anniversary of the Employment Agreement’s effective date unless either party gives written notice at least 90 days in advance of the expiration date; (iii) allowing for services to be performed for former subsidiaries that are spun off to shareholders or otherwise cease to be subsidiaries in similar transactions; (iv) allowing new investors in the permitted outside accounts if all of the performance fees, less expenses, generated by assets attributable to such investors are paid to us; (v) allowing for the management fee to be paid directly to Mr. Mario Gabelli or to an entity designated by him; and (vi) adding certain language to ensure that the 2008 Employment Agreement complies with Section 409A of the Internal Revenue Code.

Under the 2008 Employment Agreement, the manner of computing Mr. Gabelli’s remuneration from GAMCO is unchanged.

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

Mr. Gabelli has agreed that while he is employed by us he will not provide investment management services outside of GAMCO, except for certain permitted accounts.  These accounts held assets at December 31, 2010 and 2009 of approximately $91.8 million and $83.4 million, respectively.  Mr. Gabelli continues to be a member of the team that manages the GAMCO Westwood Mighty MitesSM Fund, whose advisor, Teton, was spun-off from GBL in March 2009.  The assets in the GAMCO Mighty MitesSM Fund at December 31, 2010 were $517.6 million.  The Amended Agreement may not be amended without the approval of the Compensation Committee.

We depend on Mr. Gabelli and other key personnel.

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

Our results of operations are affected by many economic factors, including the performance of the securities markets.  During the 1990s, unusually favorable and sustained performance of the U.S. securities markets, and the U.S. equity market, in particular, attracted substantial inflows of new investments in these markets and has contributed to significant market appreciation which has, in turn, led to an increase in our AUM and revenues.  At December 31, 2010, approximately 95% of our AUM were invested in portfolios consisting primarily of equity securities.  More recently, the securities markets in general have experienced significant volatility.  Any decline in the securities markets, in general, and the equity markets, in particular, could reduce our AUM and consequently reduce our revenues.  In addition, any such decline in the equity markets, failure of these markets to sustain their prior levels of growth, or continued short-term volatility in these markets could result in investors withdrawing from the equity markets or decreasing their rate of investment, either of which would be likely to adversely affect us.  From time to time, a relatively high proportion of the assets we manage may be concentrated in particular industry sectors.  A general decline in the performance of securities in those industry sectors could have an adverse effect on our AUM and revenues.

Possibility of losses associated with proprietary investment activities.

Currently, we maintain large proprietary investment positions in securities.  Market fluctuations and other factors may result in substantial losses in our proprietary accounts, which could have an adverse effect on our balance sheet, reduce our ability or willingness to make new investments or impair our credit ratings.

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

We had approximately 1,600 Institutional and Private Wealth Management accounts as of December 31, 2010, of which the ten largest accounts generated approximately 8% of our total revenues during the year ended December 31, 2010.  Loss of these accounts for any reason would have an adverse effect on our revenues.  Not withstanding performance, we have from time to time lost large Institutional and Private Wealth Management accounts as a result of corporate mergers and restructurings, and we could continue to lose accounts under these or other circumstances.

A decline in the market for closed-end funds could reduce our ability to raise future assets to manage.

Market conditions may preclude us from increasing the assets we manage in closed-end funds.  A significant portion of our recent growth in the assets we manage has resulted from public offerings of the common and preferred shares of closed-end funds.  We have raised approximately $2.4 billion in gross assets through closed-end fund offerings since January 2004.  The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow the assets we manage and our revenue.

We rely on third party distribution programs.

Since 1996, we have experienced significant growth in sales of our open-end funds through third party distribution programs, which are programs sponsored by third party intermediaries that offer their mutual fund customers a variety of competing products and administrative services.  Most of the sales growth from our third party distribution programs is from programs with no transaction fees payable by the customer, which we refer to as NTF programs.  Approximately $3.9 billion of our AUM in the open-end funds as of December 31, 2010 were obtained through NTF programs.  The cost of participating in third party distribution programs is higher than our direct distribution costs, and it is anticipated that the cost of third party distribution programs will increase in the future.  Any increase would be likely to have an adverse effect on our profit margins and results of operations.  In addition, there can be no assurance that the third party distribution programs will continue to distribute the Funds.  At December 31, 2010, approximately 94% of the NTF program net assets in the Gabelli/GAMCO families of funds are attributable to two NTF programs.  The decision by these third party distribution programs to discontinue distribution of the funds, or a decision by us to withdraw one or more of the funds from the programs, could have an adverse effect on our growth of AUM.

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

Certain of our subsidiaries act as general partner for investment partnerships, including arbitrage, event-driven long/short, sector focused and merchant banking limited partnerships.  As a general partner of these partnerships, we may be held liable for the partnerships' liabilities in excess of their ability to pay such liabilities.  In addition, in certain circumstances, we may be liable as a control person for the acts of our investment partnerships.  As of December 31, 2010, our AUM included approximately $515 million in investment partnerships.  A substantial adverse judgment or other liability with respect to our investment partnerships could have a material adverse effect on us.

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

Our businesses are subject to extensive regulation in the United States, including by the SEC, FINRA and the FSA in the UK.  We are also subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies.  Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our subsidiaries' registrations as an investment advisor or broker-dealer.  Changes in laws or regulations or in governmental policies could have a material adverse effect on us.  The regulatory matters described in the “Regulatory Matters” section above or other regulatory or compliance matters could also have a material adverse effect on us.

Our reputation is critical to our success.

Our reputation is critical to maintaining and developing relationships with our clients, Mutual Fund shareholders and third party intermediaries.  In recent years, there have been a number of well-publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry.  Misconduct by our staff, or even unsubstantiated allegations, could result not only in direct financial harm but also harm to our reputation, causing injury to the value of our brands and our ability to retain or attract AUM.  In addition, in certain circumstances, misconduct on the part of our clients or other parties could damage our reputation.  Harm to our reputation could have a material adverse effect on us.

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

Risks Related to the Company

The disparity in the voting rights among the classes of shares may have a potential adverse effect on the price of our Class A Stock.

The holders of Class A Stock and Class B Stock have identical rights except that (i) holders of Class A Stock are entitled to one vote per share, while holders of Class B Stock are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (ii) holders of Class A Stock are not eligible to vote on matters relating exclusively to Class B Stock and vice versa.  The differential in voting rights and the ability of our company to issue additional Class B Stock could adversely affect the value of the Class A Stock to the extent the investors, or any potential future purchaser of our company, view the superior voting rights of the Class B Stock to have value.  On November 30, 2007, Class A Stock shareholders approved a referendum for the Board of Directors to consider the conversion and reclassification of our shares of Class B Stock into Class A Stock at a ratio of 1.15 shares of Class A Stock for each share of Class B Stock.

Future sales of our Class A Stock in the public market or sales or distributions of our Class B Stock could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute our stockholders’ ownership in us.

We may sell additional shares of Class A Stock in subsequent public offerings.  We also may issue additional shares of Class A Stock or convertible debt securities.  In addition, sales by our current shareholders could be perceived negatively.

No prediction can be made as to the effect, if any, that future sales or distributions of Class B Stock owned by GGCP Holdings LLC will have on the market price of the Class A Stock prevailing from time to time.  Sales or distributions of substantial amounts of Class A or Class B Stock, or the perception that such sales or distributions could occur, could adversely affect the prevailing market price for the Class A Stock.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

As of December 31, 2010, we leased our principal offices which consisted of a single 60,000 square foot building located at 401 Theodore Fremd Avenue, Rye, New York which expires on December 31, 2023.  The lease was extended for 15 years out in October 2008.  This building was leased in December 1997 (prior to our 1999 IPO) from an entity controlled by members of Mr. Gabelli's immediate family.  For 2010, 2009 and 2008 we paid approximately $1.1 million, $1.1 million and $890,000, respectively, or $18.15, $18.00 and $14.83 per square foot, respectively, under this lease.  5,000 square feet was subleased to entities under the control of Mr. Gabelli including Teton and LICT Corp.  We receive rental payments under the sublease agreements, which totaled approximately $179,000, $181,000 and $151,000 in 2010, 2009 and 2008, respectively, and were used to offset operating expenses incurred for the property.  The lease is a net net lease, which provides that in addition to the lease payments, all operating expenses related to the property, which are estimated at $860,000 annually, are to be paid by us.

We have also entered into leases for office space in both the U.S. and overseas principally for portfolio management, research, sales and marketing personnel.  These offices are generally less than 4,000 square feet and leased for periods of five years or less.

ITEM 3:  LEGAL PROCEEDINGS

From time to time, the Company is named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions or other relief.  The Company cannot predict the ultimate outcome of such matters.  The consolidated financial statements include the necessary provision for losses that are deemed to be probable and estimable.  In the opinion of management, the resolution of such claims will not be material to the financial condition of the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reserved.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of Class A Stock are traded on the NYSE under the symbol GBL.

As of February 1, 2011, there were 167 Class A Stockholders of record and 24 Class B Stockholders of record.  These figures do not include stockholders with shares held under beneficial ownership in nominee name, which are estimated to be approximately 3,000.

The following table sets forth the high and low prices of our Class A Stock for each quarter of 2010 and 2009 as reported by the NYSE.

Quarter Ended	High	Low

March 31, 2010	$49.82	$38.97
June 30, 2010	48.46	34.94
September 30, 2010	41.27	33.63
December 31, 2010	50.85	37.99

March 31, 2009	36.38	25.13
June 30, 2009	55.25	31.93
September 30, 2009	49.37	42.56
December 31, 2009	$53.00	$41.62

In 2008, we paid $2.02 per share in dividends to our shareholders.  This included four quarterly dividends of $0.03 per share on March 28, 2008, June 27, 2008, September 30, 2008, and December 30, 2008, respectively, to all shareholders of record on March 14, 2008, June 13, 2008, September 16, 2008, and December 16, 2008, respectively.  We also paid special dividends of $1.00 and $0.90 per share, respectively, to all of our shareholders, payable on September 16, 2008 and December 23, 2008, respectively, to shareholders of record on September 2, 2008 and December 9, 2008, respectively.

In 2009, we paid $2.13 per share in dividends to our shareholders.  This included four quarterly dividends of $0.03 per share on March 31, 2009, June 30, 2009, September 29, 2009, and December 29, 2009, respectively, to all shareholders of record on March 17, 2009, June 16, 2009, September 15, 2009, and December 15, 2009, respectively.  We also paid a special dividend of $2.00 per share to all of our shareholders, payable on December 15, 2009 to shareholders of record on December 1, 2009.  Additionally, we distributed the shares of Teton that the Company owned on March 20, 2009 to shareholders of record on March 10, 2009 that had an initial value of approximately $0.01 per GBL share.

In 2010, we paid $1.82 per share in cash dividends to our shareholders.  This included four quarterly dividends of $0.03 per share on March 30, 2010, June 29, 2010, September 28, 2010, and December 28, 2010, respectively, to all shareholders of record on March 16, 2010, June 15, 2010, September 14, 2010, and December 14, 2010, respectively.  We also paid two special cash dividends of $0.90 per share and $0.80 per share to all of our shareholders, payable on September 14, 2010 and December 31, 2010, respectively, to shareholders of record on August 31, 2010 and December 15, 2010, respectively.  Additionally, we paid a special dividend of $3.20 of principal per share in the form of a five-year, zero coupon subordinated debenture due 2015 to all of our shareholders, payable on December 31, 2010 to shareholders of record on December 15, 2010.  For dividend accounting purposes, the Company used a value of $2.21 per share for the subordinated debenture.

As of December 31, 2010, since the Offering, we have returned $591.2 million in total to shareholders of which $313.2 million was in the form of dividends and $278.0 million was through buybacks.

The following table provides information with respect to the shares of our Class A Stock we repurchased during the three months ended December 31, 2010:

			Total Number of	Maximum
	Total	Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
10/01/10 - 10/31/10	-	$-	-	784,136
11/01/10 - 11/30/10	17,384	41.98	17,384	766,752
12/01/10 - 12/31/10	242,419	47.86	242,419	524,333
Totals	259,803	$47.46	259,803

In 1999, the Board of Directors established the stock repurchase program.  Our stock repurchase program is not subject to an expiration date.

We are required to provide a comparison of the cumulative total return on our Class A Stock as of December 31, 2010 with that of a broad equity market index and either a published industry index or a peer group index selected by us.  The following chart compares the return on the Class A Stock with the return on the S&P 500 Index and an index comprised of public asset managers (“Peer group index”).  The comparison assumes that $100 was invested in the Class A Stock and in each of the named indices, including the reinvestment of dividends, on December 31, 2005.  This chart is not intended to forecast future performance of our common stock.

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2005	2006	2007	2008	2009	2010
GAMCO Investors, Inc.	100.00	88.62	162.65	67.95	125.79	139.17
Peer group index	100.00	115.97	132.01	62.74	101.78	117.15
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99

The following table shows information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2010.

	Number of Securities to be
	Issued upon Exercise of	Weighted-Average Exercise
	Outstanding Options,	Price of Outstanding Options,
Plan Category	Warrants and Rights	Warrants and Rights
Equity compensation plans approved
by security holders:
Stock options	90,900	$36.93
Restricted stock awards	123,100	n/a
Equity compensation plans not approved
by security holders	-0-	-0-
Total	214,000

The number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column above) are 800,075.  All stock options and restricted stock awards (“RSAs”) are recommended by the Company’s Chairman, whom has never received either stock options or RSAs since the Company went public.

ITEM 6: SELECTED FINANCIAL DATA

General

The selected historical financial data presented below has been derived in part from, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and “Financial Statements and Supplementary Data” included in Item 8 of this report.

	Year Ended December 31,
	2010		2009		2008		2007		2006
Income Statement Data (in thousands) (unaudited)
Revenues
Investment advisory and incentive fees	$231,269		$178,713		$204,293		$250,410		$227,005
Institutional research services	16,600		16,715		16,129		15,729		12,619
Distribution fees and other income	32,511		22,686		24,590		26,230		21,839
Total revenues	280,380		218,114		245,012		292,369		261,463
Expenses:
Compensation costs	123,840		92,859		102,840		120,036		102,411
Management fee	12,013		9,758		4,086		14,463		13,236
Distribution costs	31,048		24,339		25,090		28,500		25,366
Other operating expenses	22,450		18,948		27,979		26,203		44,103
Total expenses	189,351		145,904		159,995		189,202		185,116

Operating income	91,029		72,210		85,017		103,167		76,347
Other income (expense), net
Net gain/(loss) from investments	24,391		25,558		(52,299)		6,147		35,613
Interest and dividend income	5,905		3,425		13,136		32,497		35,506
Interest expense	(11,984)		(13,290)		(9,441)		(12,040)		(14,477)
Total other income (expense), net	18,312		15,693		(48,604)		26,604		56,642
Income before income taxes	109,341		87,903		36,413		129,771		132,989
Income tax provision	39,326		31,761		12,323		49,548		50,848
Net income	70,015		56,142		24,090		80,223		82,141
Net income (loss) attributable to noncontrolling
interests	1,223		609		(776)		654		10,214
Net income attributable to GAMCO Investors,
Inc.'s shareholders	$68,792		$55,533		$24,866		$79,569		$71,927

Net income attributable to GAMCO Investors,
Inc.'s shareholders per share:
Basic	$2.55		$2.03		$0.89		$2.83		$2.52
Diluted	$2.52		$2.02		$0.89		$2.79		$2.49

Weighted average shares outstanding:
Basic	26,959		27,345		27,805		28,142		28,542
Diluted	28,348		28,214		27,841		29,129		29,525

Actual shares outstanding at December 31st	27,053	(a)	27,605	(a)	27,746	(a)	28,446	(a)	28,241

Dividends declared per share:	$5.02		$2.13		$2.02		$1.12		$0.12
(a) Includes unvested RSAs of 123,100, 360,100, 369,900 and 382,400 at December 31, 2010, 2009, 2008 and 2007, respectively.

	December 31,
	2010	2009	2008	2007	2006

Balance Sheet Data (in thousands) (unaudited)
Total assets	$672,736	$707,809	$697,634	$757,580	$837,231
Long-term obligations	163,762	204,116	204,095	152,133	234,593
Other liabilities and noncontrolling interest	119,366	60,032	48,598	98,342	145,659
Total liabilities and noncontrolling interest	283,128	264,148	252,693	250,475	380,252
Total equity	$389,608	$443,661	$444,941	$507,105	$456,979

	December 31,
	2010	2009	2008	2007	2006

Assets Under Management (unaudited)
(at year end, in millions):
Mutual Funds	$18,339	$14,806	$11,438	$16,797	$14,528
Institutional & PWM Separate Accounts
Direct	11,031	9,338	6,883	10,732	10,332
Sub-advisory	2,637	1,897	1,585	2,584	2,340
Investment Partnerships	515	305	295	460	491
Total	$32,522	$26,346	$20,201	$30,573	$27,691

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

As of December 31, 2010, we had $32.5 billion of AUM.  We conduct our investment advisory business principally through: GAMCO (Institutional and Private Wealth Management), Funds Advisor (Mutual Funds) and GSI (Investment Partnerships).  We also act as an underwriter and are a distributor of our open-end mutual funds and provide institutional research services through Gabelli & Company, our broker-dealer subsidiary.

Overview

Consolidated Statements of Income

Investment advisory and incentive fees, which are based on the amount and composition of AUM in our Mutual Funds, Institutional and Private Wealth Management accounts and Investment Partnerships, represent our largest source of revenues.  In addition to the general level and trends of the stock market, growth in revenues depends on good investment performance, which influences the value of existing AUM as well as contributes to higher investment and lower redemption rates and facilitates the ability to attract additional investors while maintaining current fee levels.  Growth in AUM is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service.  Historically, we have depended primarily on direct distribution of our products and services but since 1995 have participated in third party distribution programs, including NTF programs.  A majority of our cash inflows to mutual fund products have come through these channels since 1998.  In recent years, we have been engaged to act as a sub-advisor for other much larger financial services companies with much larger sales distribution organizations.  A substantial portion of the cash flows into our Institutional and Private Wealth Management business has come through this channel.  These sub-advisory clients are subject to business combinations that may result in the termination of the relationship.  The loss of a sub-advisory relationship could have a significant impact on our financial results in the future.

Advisory fees from the open-end funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets.  Advisory fees from Institutional and Private Wealth Management clients are generally computed quarterly based on account values as of the end of the preceding quarter.  Management fees from Investment Partnerships are computed either monthly or quarterly.  These revenues are highly correlated to the stock market and can vary in direct proportion to movements in the stock market and the level of sales compared with redemptions, financial market conditions and the fee structure for AUM.  Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

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

Distribution fees and other income primarily include distribution fee revenue earned in accordance with Rule 12b-1 of the Company Act, as amended, along with sales charges and underwriting fees associated with the sale of the Mutual Funds plus other revenues.  Distribution fees fluctuate based on the level of AUM and the amount and type of Mutual Funds sold directly by Gabelli & Company or through various distribution channels.

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

Other income and expenses include net gains and losses from investments (which includes both realized and unrealized gains and losses from trading securities and equity in earnings of investments in partnerships), interest and dividend income, and interest expense.  Net gains and losses from investments is derived from our proprietary investment portfolio consisting of various public and private investments.

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

Consolidated Statements of Financial Condition

We ended the 2010 year with approximately $583.7 million in gross adjusted cash and investments, which includes $29.9 million of cash and investments held by our consolidated investment partnerships.  Of this amount, $169.6 million were cash and cash equivalents, primarily our 100% U.S. Treasury Money Market Fund, a net amount of $151.1 million was invested in common stocks, $27.3 million was invested in U.S. Treasury obligations, $82.9 million was invested in partnerships, $45.1 million in net receivable from brokers and $5.5 million in other types of investments.  This also included approximately $102.3 million of our available for sale (“AFS”) securities, consisting of investments in The Gabelli Dividend & Income Trust, The GDL Fund, and Westwood Holdings Group and various other Gabelli and GAMCO open-end funds.  We had gross adjusted cash and investments, net of debt and noncontrolling interest, of $14.53 per share on December 31, 2010 compared with $15.75 per share on December 31, 2009.  We caution that this metric, while correct from a mathematical point of view, is not always the same as investors would view cash-on-hand and is a Non-GAAP measure.

(in millions, except per share data)	12/31/2010
Cash and cash equivalents	$169.6
Investments (trading)	266.7
Total cash and investments (trading)	436.3
Net amounts receivable from/(payable to) brokers	45.1
Adjusted cash and investments (trading)	481.4
Investments (available for sale)	102.3
Gross adjusted cash and investments	583.7
Less: Debt, noncontrolling interests and mandatorily redeemable shares	190.6
Total adjusted cash and investments	$393.1
Shares outstanding	27.1
Total adjusted cash and investments per share	$14.53

Our debt consisted of $99 million of 5.5% senior notes due May 2013 and $59.6 million in zero coupon subordinated debentures (principal amount of $86.4 million) due December 31, 2015, which were dividended to shareholders on December 31, 2010.

Equity, excluding noncontrolling interest, was $386.0 million or $14.27 per share on December 31, 2010 compared to $439.6 million or $15.93 per share on December 31, 2009.  The decrease in equity from the end of 2009 was principally related to the declaration of dividends of $109.0 million and the purchase of treasury stock of $30.2 million during 2010 partially offset by a $75.1 million increase in total comprehensive income.

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

Assets Under Management Highlights (unaudited)

We reported assets under management as follows (dollars in millions):

	Year Ended December 31,
						% Inc (Dec)
	2010	2009	2008	2007	2006	CAGR (a)	2010/2009
Equities:
Open-End	$11,252	$8,476	$6,139	$9,345	$7,988	8.5%	32.8%
Closed-End	5,471	4,609	3,792	6,341	5,806	1.5	18.7
Institutional & PWM direct	11,005	9,312	6,861	10,708	10,282	2.9	18.2
Institutional & PWM sub-advisory	2,637	1,897	1,585	2,584	2,340	(1.4)	39.0
Investment Partnerships	515	305	295	460	491	(4.1)	68.9
Total Equities	30,880	24,599	18,672	29,438	26,907	3.8	25.5
Fixed Income:
Money-Market Fund	1,616	1,721	1,507	1,111	734	17.4	(6.1)
Institutional & PWM	26	26	22	24	50	(20.9)	-
Total Fixed Income	1,642	1,747	1,529	1,135	784	15.2	(6.0)
Total AUM	$32,522	$26,346	$20,201	$30,573	$27,691	4.3%	23.4%

 (a) The % compound annual growth rate (“CAGR”) is computed for the five-year period January 1, 2006 through December 31, 2010.

Our net cash inflows or outflows by product line were as follows (in millions):

	Year Ended December 31,
(unaudited)	2010	2009	2008
Equities:
Mutual Funds	$1,178	$461	$(652)
Institutional & PWM direct	(534)	310	31
Institutional & PWM sub-advisory	190	(183)	136
Investment Partnerships	170	(25)	(144)
Total Equities	1,004	563	(629)
Fixed Income:
Money-Market Fund	(106)	210	377
Institutional & PWM	-	4	(3)
Total Fixed Income	(106)	214	374

Total Net Cash In (Out) Flows	$898	$777	$(255)

Net inflows in 2010 and 2009 totaled $898 million and $777 million, respectively, compared to net outflows of $255 million in 2008.

Total net inflows from equities products were approximately $1.0 billion in 2010, and net outflows from fixed income products were $106 million in 2010.

Our net appreciation and depreciation by product line were as follows (in millions):

	Year Ended December 31,
(unaudited)	2010	2009	2008
Equities:
Mutual Funds	$2,460	$2,693	$(5,518)
Institutional & PWM direct	2,227	2,141	(3,878)
Institutional & PWM sub-advisory	550	495	(720)
Investment Partnerships	40	35	(21)
Total Equities	5,277	5,364	(10,137)
Fixed Income:
Money-Market Fund	1	4	19
Institutional & PWM	-	-	1
Total Fixed Income	1	4	20

Total Net Appreciation/(Depreciation)	$5,278	$5,368	$(10,117)

Note: $415 million was reclassified from Equities: Institutional & PWM sub-advisory to Equities: Mutual Funds during 2008 resulting from the purchase of the Gabelli Enterprise Mergers and Acquisition Fund advisory contract.

AUM was $32.5 billion as of December 31, 2010, 23.4% above December 31, 2009 AUM of $26.3 billion.  Equity AUM were $30.9 billion on December 31, 2010, 25.5% above the $24.6 billion on December 31, 2009.

-	Our open-end equity fund AUM were $11.3 billion on December 31, 2010, 32.8% above the $8.5 billion on December 31, 2009.

-	Our Institutional and Private Wealth Management business ended the year with $13.6 billion in separately managed accounts, 21.4% higher than the $11.2 billion on December 31, 2009.

-	Our closed-end equity funds had AUM of $5.5 billion on December 31, 2010, 18.7% above the $4.6 billion on December 31, 2009.

-	AUM in The Gabelli U.S. Treasury Fund, our 100% U.S. Treasury money market fund, declined slightly to $1.6 billion at December 31, 2010 from $1.7 billion on December 31, 2009.

-
We have the opportunity to earn incentive fees for certain institutional client assets, preferred issues for our closed-end funds, common shares of The GDL Fund (NYSE: GDL) and investment partnership assets. As of December 31, 2010, assets with incentive fee opportunities were $3.7 billion, 32.1% higher than the $2.8 billion on December 31, 2009.

-	Our Investment Partnerships AUM were $515 million on December 31, 2010 versus $305 million on December 31, 2009.

Operating Results for the Year Ended December 31, 2010 as Compared to the Year Ended December 31, 2009

Revenues
Total revenues were $280.4 million in 2010, $62.3 million or 28.6% higher than the total revenues of $218.1 million in 2009.  The change in total revenues by revenue component was as follows (in millions):

	Year Ended December 31,		Increase (decrease)
(unaudited)	2010	2009	$	%
Investment advisory and incentive fees	$231.3	$178.7	$52.6	29.4%
Institutional research services	16.6	16.7	(0.1)	(0.6)
Distribution fees and other income	32.5	22.7	9.8	43.2
Total revenues	$280.4	$218.1	$62.3	28.6%

Investment Advisory and Incentive Fees:  Investment advisory and incentive fees, which comprised 82.5% of total revenues in 2010, are directly influenced by the level and mix of AUM.  At December 31, 2010, AUM were $32.5 billion, a 23.4% increase from prior year-end AUM of $26.3 billion.  Our equity AUM were $30.9 billion on December 31, 2010, or 25.5% higher, than the $24.6 billion on December 31, 2009.  We experienced increases in assets in open-end and closed-end equity funds of $3.6 billion, in Institutional and Private Wealth Management accounts of $2.4 billion and in our investment partnerships of $210 million.  Our fixed income assets decreased 6.1% to $1.6 billion at year-end 2010 from $1.7 billion at the end of 2009.  The primary driver in this decrease were net outflows of $0.1 billion.

Mutual fund revenues increased $30.0 million or 25.8%, driven by higher average AUM.  Revenue from open-end funds increased $23.5 million or 32.2% from the prior year as average AUM in 2010 increased $2.6 billion, or 30.2%, to $11.2 billion from the $8.6 billion in 2009.  Closed-end fund revenues increased $6.5 million, or 15.1%, to $49.6 million from the prior year.  The increase was primarily attributable to higher average AUM of $4.9 billion during 2010 as compared with $4.0 billion during 2009, offset slightly by a $2.6 million decline in fulcrum fee revenue on The GDL Fund.  Revenue from Institutional and Private Wealth Management accounts, which are generally billed on beginning quarter AUM, increased $20.8 million, or 36.0%, principally due to higher billable asset levels and an increase of $6.3 million in fulcrum fees earned on certain accounts.  In 2010, average assets in our equity Institutional and Private Wealth Management business increased $2.7 billion or 29.4% for the year to $11.9 billion.

Total advisory fees from Investment Partnerships increased to $6.4 million in 2010 from $4.7 million in 2009.  Incentive allocations and fees from investment partnerships, which generally represent 20% of the economic profit, increased to $3.6 million in 2010 compared to $2.7 million in 2009 and management fees were $2.8 million in 2010 increasing $0.8 million from the $2.0 million in 2009.

Institutional Research Services:  Institutional research services revenues in 2010 were $16.6 million, a $0.1 million or 0.6% decrease from $16.7 million in 2009.  Institutional research services revenues derived from transactions on behalf of our Mutual Funds and Institutional and Private Wealth Management clients totaled $12.5 million, or approximately 75% of total institutional research services revenues in 2010.

Distribution Fees and Other Income: Distribution fees and other income increased $9.8 million, or 43.2%, to $32.5 million in 2010 from $22.7 million in 2009.  The increase was primarily due to higher distribution fees of $29.0 million in 2010 versus $20.8 million for the prior year, principally as a result of increased average AUM in our open-end equity mutual funds of 37.4%.

Expenses
Compensation: Our business model from inception in 1977 is to try to payout approximately 40% of revenues to portfolio managers and sales people.  Total compensation costs, which are largely variable in nature, increased approximately $30.9 million, or 33.3%, to $123.8 million in 2010 from $92.9 million in 2009.  Variable compensation costs increased $21.9 million to $83.3 million in 2010 from $61.5 million in 2009 and as a percent of revenues to 29.7% in 2010 compared to 28.2% in 2009 due to the higher marginal payout on incentive fees.  Variable compensation is driven by revenue levels which increased in 2010 from 2009.  Fixed compensation costs increased to $40.5 million in 2010 from $31.4 million in 2009 largely driven by the acceleration of the 2007 RSA grant during the fourth quarter of 2010 that added a $5.5 million non-cash charge that would have been taken in 2011 and 2012.

Management Fee: Management fee expense is incentive-based and entirely variable in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli (or his designee) for acting as CEO pursuant to his 2008 Employment Agreement so long as he is an executive of GBL and devoting the substantial majority of his working time to the business.  In accordance with his 2008 Employment Agreement, Mr. Gabelli chose to allocate 20% or $2.4 million of his management fee to an employee of the Company in 2010.  In 2010 management fee expense increased 22.4% to $12.0 million versus $9.8 million in 2009.

Distribution Costs: Distribution costs, which include marketing, promotion and distribution costs increased $6.7 million to $31.0 million from $24.3 million, or 27.6%, in 2010 from the 2009 period as average open-end mutual funds AUM increased 29.1%.

Other Operating Expenses: Our other operating expenses were $22.5 million in 2010 compared to $18.9 million in 2009.  The largest contributors to the increase were increases in legal expenses of $2.7 million and charitable contributions of $0.3 million.

Other Income and Expense
Total other income (expense) (which represents primarily investment income from our proprietary investments), net of interest expense, was $18.3 million for the year ended December 31, 2010 compared to $15.7 million in 2009.

Net gain/(loss) from investments was $24.4 million in 2010 as compared to $25.6 million in 2009.

Interest and dividend income was $5.9 million in 2010 compared to $3.4 million in 2009.  The increase of $2.5 million was due to an increase of $3.2 million of dividend income offset by a reduction of interest income of $733,000 due to lower average balances in our cash and cash equivalent holdings.

Interest expense decreased $1.3 million to $12.0 million in 2010, from $13.3 million in 2009.  The decrease was primarily due to the repurchases of the $40 million 2011 Notes and the $60 million 2018 Notes during the course of 2010.

Income Taxes
The effective tax rate was 36.0% for the year ended December 31, 2010, versus 36.1% for the year ended December 31, 2009.

Noncontrolling interest
Noncontrolling interest was an expense of $1.2 million in 2010 compared to $609,000 in 2009.  The increase was primarily due to increased earnings at our 93%-owned subsidiary, GSI in 2010 as compared to 2009.

Net Income
Net income for 2010 was $68.8 million or $2.52 per fully diluted share versus $55.5 million or $2.02 per fully diluted share for 2009.

Operating Margin
For the full year ended December 31, 2010, the operating margin before management fee was 36.8% versus 37.6% in the prior year.  Operating margin after management fee was 32.5% for the full year ended December 31, 2010 compared to 33.1% in the prior year because of the impact of the other income (expense) on the management fee.  The acceleration of RSAs in 2010, impacted operating margin negatively by a non-cash charge of $5.8 million or 2.0% of margin.

Shareholder Compensation and Initiatives
During 2010, we returned $139.2 million of our earnings to shareholders through dividends and our stock repurchases.  We returned $1.82 per share in cash dividends ($49.4 million) to our common shareholders in 2010, which included four quarterly dividends of $0.03 per share on March 30, 2010, June 29, 2010, September 28, 2010, and December 28, 2010 to all shareholders of record on March 16, 2010, June 15, 2010, September 14, 2010, and December 14, 2010, respectively.  We also paid two special cash dividends of $0.90 per share and $0.80 per share to all of our shareholders, payable on September 14, 2010 and December 31, 2010, respectively, to shareholders of record on August 31, 2010 and December 15, 2010, respectively.  Additionally, we paid a special dividend of $59.6 million ($3.20 of principal per share or $86.4 million) in the form of a five-year, zero coupon subordinated debenture due 2015 to all of our shareholders, payable on December 31, 2010 to shareholders of record on December 15, 2010.  During 2009, we returned $65.8 million of our earnings to shareholders through dividends and our stock repurchases.  We returned $2.13 per share in dividends ($58.8 million) to our common shareholders in 2009, which included four quarterly dividends of $0.03 per share on March 31, 2009, June 30, 2009, September 29, 2009, and December 29, 2009 to all shareholders of record on March 17, 2009, June 16, 2009, September 15, 2009, and December 15, 2009, respectively.  We also paid a special dividend of $2.00 per share to all of our shareholders, on December 15, 2009 to shareholders of record on December 1, 2009.  Additionally, we distributed the shares of Teton that the Company owned on March 20, 2009 to shareholders of record on March 10, 2009 that had an initial value of approximately $0.01 per GBL share.  Through our stock buyback program, we repurchased 684,003 and 156,500 shares in 2010 and 2009, respectively, for a total of approximately $30.2 million and $7.0 million, respectively or $44.15 and $44.91 per share, respectively.  Approximately 524,000 shares remain authorized under our stock buyback program at December 31, 2010.

Weighted average shares outstanding on a diluted basis in 2010 were 28.3 million and included approximately 1.1 million shares from the assumed conversion of the 6% convertible note and from the assumed conversion of the 6.5% convertible note for the full year 2010.  During 2010, we issued 53,850 shares from the exercise of stock options and 88,800 RSAs.  RSAs affect weighted average shares for diluted earnings per share but not for basic earnings per share.  See Note I to the financial statements for details.

At December 31, 2010, we had 90,900 options outstanding to purchase our Class A Stock and 123,100 RSAs which were granted under our Stock Award and Incentive Plans (the “Plans”).  The allocation of the options and RSAs was recommended by the Company's Chairman who did not receive options or an RSA award.

Operating Results for the Year Ended December 31, 2009 as Compared to the Year Ended December 31, 2008

Revenues
Total revenues were $218.1 million in 2009, $26.2 million or 10.7% lower than the total revenues of $245.0 million in 2008.  The change in total revenues by revenue component was as follows (in millions):

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

Institutional Research Services:  Institutional research services revenues in 2009 were $16.7 million, a $586,000 or 3.7% increase from $16.1 million in 2008.  Institutional research services revenues derived from transactions on behalf of our Mutual Funds and Institutional and Private Wealth Management clients totaled $12.8 million, or approximately 77% of total institutional research services revenues in 2009.

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

Distribution Costs: Distribution costs, which include marketing, promotion and distribution costs decreased $751,000 to $24.3 million from $25.1 million, or 3.2%, in 2009 from the 2008 period.

Other Operating Expenses: Our other operating expenses were $18.9 million in 2009 compared to $28.0 million in 2008.  The largest contributors to the decline were reductions in clearing charges of $2.0 million, administrative fees of $1.1 million, legal expenses of $1.0 million and accounting of $709,000.  Also, included in 2008 was a write down of an intangible asset of $1.5 million related to an advisory contract.

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

Noncontrolling interest
Noncontrolling interest was an expense of $608,000 in 2009 compared to an income of $774,000 in 2008.  The increase was primarily due to gains at our 93%-owned subsidiary, GSI in 2009 as compared to losses in 2008.

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

Weighted average shares outstanding on a diluted basis in 2009 were 28.2 million and included approximately 755,000 shares from the assumed conversion of the 6% convertible note but did not include any shares from the assumed conversion of the 6.5% convertible note for the full year 2009, under the applicable accounting methodology used to compute dilution, the 6.5% convertible note was anti-dilutive.  The full number of shares which may be issued upon conversion of the 6.5% convertible note is approximately 897,000.  During 2009, we issued 25,425 shares from the exercise of stock options and 15,000 RSAs.  RSAs affect weighted average shares for diluted earnings per share but not for basic earnings per share.  See Note I to the financial statements for details.

At December 31, 2009, we had 144,750 options outstanding to purchase our Class A Stock and 360,100 RSAs which were granted under our Stock Award and Incentive Plans (the “Plans”).  The allocation of the options and RSAs was recommended by the Company's Chairman who did not receive options or an RSA award.

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

Summary cash flow data is as follows:

	Year Ended December 31,
	2010	2009	2008
(unaudited)	(in thousands)
Cash flows provided by (used in):
Operating activities	$(80,030)	$131,793	$183,443
Investing activities	67,186	(55,250)	16,631
Financing activities	(155,816)	(69,531)	(36,312)
(Decrease) increase in cash and cash equivalents	(168,660)	7,012	163,762
Effect of exchange rates on cash and cash equivalents	(9)	84	(298)
Net (decrease) increase in cash and cash equivalents	(168,669)	7,096	163,464
Net decrease in cash from consolidated partnerships and offshore funds	-	-	(609)
Cash and cash equivalents at beginning of year	338,270	331,174	168,319
Cash and cash equivalents at end of year	$169,601	$338,270	$331,174

Cash and liquidity requirements have historically been met through cash generated by operating income and our borrowing capacity.  At December 31, 2010, we had cash and cash equivalents of $169.6 million, a decrease of $168.7 million from the prior year-end primarily due to the Company’s operating and financing activities.

Net cash used in operating activities was $80.0 million for the year ended December 31, 2010.  The most significant contributor to the lower cash provided by operating activities for 2010 as compared to 2009 was the increase in investments in trading securities.  Net cash provided by operating activities was $131.8 million for the year ended December 31, 2009.  The most significant contributors to the lower cash provided by operating activities for 2009 as compared to 2008 were the increase in investment advisory fees receivable and increase in receivable from brokers.

Net cash provided by investing activities of $67.2 million in 2010 is due to a decrease in restricted cash of $62.3 million as the collateral underlying the Cascade escrow account during 2010 was released and no longer considered restricted while during 2009 the collateral was invested in treasury bills with maturities of less than three months and considered cash equivalents.  Additionally, there were purchases of available for sale securities of $157,000, proceeds from sales of available for sale securities of $2.1 million and return of capital from available for sale securities of $3.0 million.  Net cash used in investing activities of $55.3 million in 2009 was due to increase in restricted cash of $55.1 million as the collateral underlying the Cascade escrow account during 2009 had been invested in treasury bills with maturities of three month or less and are classified as cash and cash equivalents while during 2008 the collateral was invested in treasury bills with maturities of greater than three months and considered investments in securities.  Additionally, there were purchases of available for sale securities of $8.2 million, proceeds from sales of available for sale securities of $4.3 million and return of capital from available for sale securities of $3.7 million.

Net cash used in financing activities of $155.8 million in 2010 principally resulted from the repayment of both the 2011 Notes and the 2018 Notes of $100.4 million, repurchase of our Class A Stock under the Stock Repurchase Program of $30.2 million and dividends paid of $50.6 million offset by contributions of $25.1 million from redeemable non-controlling interests.  Net cash used in financing activities of $69.5 million in 2009 principally resulted from the repurchase of our Class A Stock under the Stock Repurchase Program of $7.0 million and dividends paid of $58.8 million.

Under the terms of the Rye office lease, we are obligated to make minimum total payments of $14.1 million through December 2023.

We continue to maintain our investment grade ratings which we have received from two ratings agencies, Moody’s Investors Services and Standard and Poor’s Ratings Services.  We believe that our ability to maintain our investment grade ratings will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs.  As of December 31, 2010 we have debt outstanding of $99 million of 5.5% senior notes due May 15, 2013 and $59.6 million of zero coupon subordinated debentures due December 15, 2015 (with a face value of $86.4 million).  In addition to the $169.6 million in cash and cash equivalents at December 31, 2010, we also had $414.1 million in investments in securities, investments in partnerships and receivable from brokers, net of securities sold not yet purchased and payables to brokers.  On a per share basis at December 31, 2010 we had $14.53 in cash and investments, net of debt and noncontrolling interest.

Gabelli & Company is registered with the SEC as a broker-dealer and is regulated by FINRA. As such, it is subject to the minimum net capital requirements promulgated by the SEC.  Gabelli & Company Inc.'s (“Gabelli & Company”) net capital has historically exceeded these minimum requirements.  Gabelli & Company computes its net capital under the alternative method permitted by the SEC, which requires minimum net capital of $250,000.  As of December 31, 2010 and 2009, Gabelli & Company had net capital, as defined, of approximately $11.2 million and $18.8 million, respectively, exceeding the regulatory requirement by approximately $11.0 million and $18.6 million, respectively. Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

Our subsidiary, GAMCO Asset Management (UK) Limited is a registered member of the Financial Services Authority.  In connection with this registration in the United Kingdom, we have a minimum Liquid Capital Requirement of £267,000, ($413,000 at December 31, 2010) and an Own Funds Requirement of €50,000 ($66,000 at December 31, 2010).  We have consistently met or exceeded these minimum requirements.

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

The Company’s Chief Investment Officer oversees the proprietary investment portfolios and allocations of proprietary capital among the various strategies.  The Chief Investment Officer and the Board of Directors review the proprietary investment portfolios throughout the year.  Additionally, the Company has a risk committee which monitors the proprietary investment portfolios to ensure that they are in compliance with the Company’s guidelines.

Equity Price Risk

With respect to our proprietary investment activities, included in investments in securities of $305.5 million and $157.4 million at December 31, 2010 and 2009, respectively, were investments in United States Treasury Bills and Notes of $27.3 million and $0 million, respectively, mutual funds, largely invested in equity products, of $66.7 million and $63.7 million, respectively, a selection of common and preferred stocks totaling $209.5 million and $93.1 million, respectively, and other investments of approximately $2.0 million and $585,000, respectively.  Investments in mutual funds generally have lower market risk through the diversification of financial instruments within their portfolio.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $209.5 million and $93.1 million, invested in common and preferred stocks at December 31, 2010 and 2009, respectively, $37.1 million and $34.3 million, respectively, was related to our investment in Westwood Holdings Group Inc., and $24.8 million and $24.6 million, respectively, was invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At December 31, 2010 and 2009, the fair value of securities sold, not yet purchased was $19.3 million and $9.6 million, respectively.  Investments in partnerships and affiliates totaled $82.9 million and $62.7 million at December 31, 2010 and 2009, respectively, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.  These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of December 31, 2010.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At December 31, 2010:
Equity price sensitive investments, at fair value	$359,699	$323,729	$395,669
At December 31, 2009:
Equity price sensitive investments, at fair value	$206,978	$186,280	$227,676

During 2010, the Company reallocated approximately $119 million of capital from cash equivalents to investments in securities and investments in partnerships, including Gabelli Associates Limited II E and GAMCO Strategic Value Fund, a Luxembourg SICAV.

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

Investment advisory fees for mutual funds and sub-advisory relationships are based on average daily or weekly asset values.  Advisory fees earned on Institutional and Private Wealth Management assets, for any given quarter, are generally determined based on asset values at the beginning of a quarter with any significant increases or decreases in market value of assets managed which occur during a quarter resulting in a relative increase or decrease in revenues for the following quarter.

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

Commitments and Contingencies

We are obligated to make future payments under various contracts such as debt agreements and capital and operating lease agreements.  The following table sets forth our significant contractual cash obligations as of December 31, 2010 (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Contractual Obligations:
5.5% Senior notes	$99,000	$-	$-	$99,000	$-	$-	$-
Interest on 5.5% senior notes	13,386	5,445	5,445	2,496	-	-	-
Zero coupon Subordinated debentures	86,373	-	-	-	-	86,373	-
Capital lease obligations	14,064	1,104	1,080	1,080	1,080	1,080	8,640
Non-cancelable operating	-
lease obligations	567	369	131	67	-	-	-
Total	$213,390	$6,918	$6,656	$102,643	$1,080	$87,453	$8,640

In June 2006, GBL and Cascade agreed to amend the terms of the 6% Convertible Note due August 14, 2011 (“2011 Note”).  Effective September 15, 2006, the rate on the 2011 Note increased from 5% to 6% while the conversion price was raised to $53 per share from $52 per share.  In addition, the exercise date of Cascade’s put option was extended to May 15, 2007, the expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving GBL the right to redeem the 2011 Note at 101% of its principal amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions.  On April 18, 2007, the Company and Cascade amended the terms of the 2011 Note, to extend the exercise date for Cascade’s put option from May 15, 2007 to December 17, 2007 and to extend the expiration date of the related letter of credit to December 24, 2007.  The put option expired on December 17, 2007, the related letter of credit expired on December 24, 2007, and the collateral securing the letter of credit was released and became unrestricted company assets as of that date.  On January 3, 2008, GBL filed a Form S-3 to register the resale of shares of GBL by Cascade.  On January 22, 2008, Cascade elected to convert $10 million of the 2011 Note into 188,697 Class A Stock GBL shares.  Cascade requested that the remaining $40 million face value of notes be segregated into eight notes each with a face value of $5 million each.  On May 28, 2010, the Company repurchased $20 million of the 2011 Note at 101% of par value plus accrued but unpaid interest from Cascade.  The redemption was accounted for as an extinguishment and resulted in a loss of approximately $256,000 which was included in interest and other expense on the consolidated statements of income.  On September 30, 2010, the Company redeemed the remaining $20 million of the 2011 Note at 101% of par value plus accrued but unpaid interest.  The redemption was accounted for as an extinguishment and resulted in a loss of approximately $241,000 which was included in interest and other expense on the consolidated statements of income.

On October 2, 2008, GBL privately placed a $60 million convertible promissory note maturing October 2, 2018 (“2018 Note”) with Cascade.  The 2018 Note had an interest rate of 6.5% per annum and was convertible into shares of the Company's Class A Stock at an initial conversion price of $70 per share.  The terms of the 2018 Note called for adjusting the conversion price upon certain circumstances, including the payment of dividends in excess of $1.12 in any twelve month period.  With the payment of the $2.00 dividend on December 15, 2009, the conversion price of the 2018 Note was changed to $66.89.  In connection with the issuance of the 2018 Note, the Company set up an escrow account with an initial sum of $61.95 million, and was disclosed as restricted assets on the Statements of Financial Condition.  The Company was required to repurchase the 2018 Note at the request of the holder on specified dates and after certain circumstances as specified in the 2018 Note.  On September 2, 2010, the Company and Cascade agreed to extend the exercise date of Cascade’s put option on the 2018 Note from October 2, 2010 to November 3, 2010 and to extend the escrow agreement that was entered into in connection with the 2018 Note.  On September 30, 2010, Cascade exercised their put option on the 2018 Note with respect to the entire $60 million.  On October 13, 2010, Cascade was paid $60.1 million of principal and accrued but unpaid interest, and the escrow agreement relating to the 2018 Note was terminated by mutual consent between the Company and Cascade.  The remaining funds in the escrow account were no longer restricted and were sent to the Company.  The repayment was accounted for as an extinguishment of debt with no gain or loss recorded.

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

Our income from these limited partnerships consists of our share of the management fees and the 20% incentive allocation from the limited partners.  We also receive our pro-rata return on any investment made in the limited partnership.  We earned management fees of $2.1 million, $1.5 million and $1.7 million in 2010, 2009 and 2008, respectively, and incentive fees of $2.2 million, $1.8 million and $0.1 million in 2010, 2009 and 2008, respectively.  Our pro-rata gain on investments in these limited partnerships totaled $2.1 million and $1.3 million in 2010 and 2009, respectively, as compared to a pro-rata loss of $0.9 million in 2008.

We do not invest in any other off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected on the Consolidated Financial Statements.

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

Investment advisory and incentive fees are directly influenced by the level and mix of AUM as fees are derived from a contractually-determined percentage of AUM for each account as well as fulcrum fees earned on certain accounts.  Advisory fees from the open-end mutual funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Advisory fees from Institutional and Private Wealth Management accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Management fees from investment partnerships and offshore funds are computed either monthly or quarterly, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  The Company derived approximately 83%, 82% and 83% of its total revenues from advisory and management fees for the periods ended December 31, 2010, 2009 and 2008, respectively.  These revenues vary depending upon the level of sales compared with redemptions, financial market conditions, performance and the fee structure for AUM.  Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

Revenues from investment partnerships and offshore funds also generally include an incentive allocation on the absolute gain in a portfolio or a fee of 20% of the economic profit as defined in the partnership agreement.  The incentive allocation or fee is recognized at the end of the measurement period, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $3.7 million and $2.7 million in incentive allocations or fees receivable as of December 31, 2010 and 2009, respectively.  The Company also receives fulcrum fees from certain Institutional and Private Wealth Management accounts, which are based upon meeting or exceeding specific benchmark index or indices.  These fees are recognized at the end of the stipulated contract period for the respective account, and receivables due from fulcrum fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition.  There was $8.4 million and $3.1 million in fulcrum fees receivable as of December 31, 2010 and 2009, respectively.  Management fees on a majority of the closed-end preferred shares are received at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period.  Receivables due on management fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $8.7 million in management fees receivable on closed-end preferred shares as of both December 31, 2010 and 2009.  For The GDL Fund, there is a performance fee earned as of the end of the calendar year if the total return of the fund is in excess of the T-Bill Index total return.  This fee is recognized at the end of the measurement period.  Receivables due on performance fees relating to The GDL Fund are included in investment advisory fees receivable on the consolidated statements of financial condition and were $3.3 million and $5.9 million as of December 31, 2010 and 2009, respectively.

Gabelli & Company, Inc. provides institutional research services and earns brokerage commission revenues and sales manager fees on a trade-date basis from securities transactions executed on an agency basis on behalf of institutional clients and mutual funds, private wealth management clients and retail customers of affiliated companies.  It has also been involved in syndicated underwriting activities that included public equity and debt offerings managed by major investment banks.  Underwriting fees include underwriting revenues and syndicate profits and are accrued as earned.  Underwriting fees include gains, losses, selling concessions and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as underwriter or agent.  It provides institutional investors and investment partnerships with investment ideas on numerous industries and special situations, with a particular focus on small-cap and mid-cap companies.  Commission revenue and related clearing charges are recorded on a trade-date basis and are included in commission revenue and other operating expenses, respectively, on the consolidated statements of income.

Distribution fees revenues are derived primarily from the distribution of Gabelli and GAMCO open-end mutual funds (“Funds”) advised by a subsidiary of GBL, Funds Advisor and a subsidiary of GGCP, Teton.  Gabelli & Company, distributes our open-end Funds pursuant to distribution agreements with each Fund.  Under each distribution agreement with an open-end Fund, Gabelli & Company offers and sells such open-end Fund shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of third party distribution programs, financial intermediaries and Gabelli & Company’s sales personnel.  Gabelli & Company receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1.  Gabelli & Company is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back-end sales charge.

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

Finally, GBL also has investment gains or losses generated from its proprietary trading activities which are included in net gain/(loss) from investments on the consolidated statements of income.

Investments in Securities Transactions and Other Than Temporary Impairment

Investments in securities are accounted for as either “trading securities” or “available for sale” and are stated at fair value.  Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designations as of each balance sheet date.  U.S. Treasury Bills and Notes with maturities of greater than three months at the time of purchase are considered investments in securities.  Securities that are not readily marketable are stated at their estimated fair values in accordance with Generally Accepted Accounting Principles (“GAAP”).  A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses reported in current period earnings in net gain/(loss) from investments on the consolidated statements of income.  AFS investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of equity except for losses deemed to be other than temporary which are recorded as realized losses on the consolidated statements of income.  Securities transactions and any related gains and losses are recorded on a trade date basis.  Realized gains and losses from securities transactions are recorded on the specific identified cost basis and are included in net gain/(loss) from investments on the consolidated statements of income.

AFS securities are evaluated for other than temporary impairments each reporting period and any impairment charges are recorded in net gain/(loss) from investments on the consolidated statements of income.  Management reviews all available for sale securities whose cost exceeds their fair value to determine if the impairment is other than temporary.  Management uses qualitative factors such as diversification of the investment, the intent to hold the investment, the amount of time that the investment has been impaired and the severity of the decline in determining whether the impairment is other than temporary.

Securities sold, but not yet purchased are recorded on the trade date, and are stated at fair value and represent obligations of GBL to purchase the securities at prevailing market prices.  Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amounts recorded on the consolidated statements of financial condition.  The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the sales commitments.  Realized gains and losses from covers of securities sold, not yet purchased transactions are included in net gain/(loss) from investments on the consolidated statements of income.  Securities sold, not yet purchased are stated at fair value, with any unrealized gains or losses reported in current period earnings in net gain/(loss) from investments on the consolidated statements of income.

Investments in Partnerships and Affiliates

The equity method of accounting is used for investments in non-controlled entities in which the Company is able to exercise significant influence but not control.  The Company’s share in net earnings or losses of these partnerships and affiliated entities are reflected in income as earned and are included in net gain/(loss) from investments on the consolidated statements of income.  Capital contributions were recorded as an increase in investments when paid and distributions received were reductions of the investments.  Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.  The Company consolidates all investments in partnerships and affiliates in which the Company has control including any variable interest entity (“VIE”) for which the Company is considered the primary beneficiary.  For feeder funds that owned 100% of their offshore master funds the Company has retained the specialized investment company accounting of the consolidated feeder funds in the Company’s consolidated financial statements.  The Company records noncontrolling interests in consolidated subsidiaries for which the Company’s ownership is less than 100%.  All intercompany accounts and transactions have been eliminated.

A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the equity investors do not have the ability to make decisions about the entities’ activities or obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity or (c) the voting rights are not proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected residual returns of the entity.  The Company evaluates whether entities in which it has an interest are VIEs and whether the Company qualifies as the primary beneficiary of any VIEs identified in its analysis.  The Company applies the guidance for VIEs prior to the FASB’s amendment to the guidance on the accounting for VIEs in June 2009 because all of the entities subject to such guidance that the Company is involved with qualified for the FASB’s deferral of such guidance.

Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed.  At December 31, 2010 and 2009 goodwill recorded on the consolidated statements of financial condition relates to our 93%-owned subsidiary, GSI and the identifiable intangible asset is an investment advisory contact for the Gabelli Enterprise Mergers and Acquisition Fund.  Goodwill and identifiable intangible assets are tested for impairment at least annually on November 30th and whenever certain triggering events are met.  In assessing the recoverability of goodwill and identifiable intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets.

Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts on the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is recovered or settled, respectively.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.  A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized.  For each tax position taken or expected to be taken in a tax return, the Company determines whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize.  The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  The Company recognizes the accrual of interest on uncertain tax positions and penalties in income tax provision on the consolidated statements of income.

Stock Based Compensation

The Company has granted RSAs and stock options which were recommended by the Company’s Chairman, who did not receive an RSA or option award, and approved by the Compensation Committee of the Company’s Board of Directors.  We use a fair value based method of accounting for stock-based compensation provided to our employees.  The estimated fair value of RSAs is determined by using the closing price of our Class A Stock on the day prior to the grant date.  The total expense, which is reduced by estimated forfeitures, is recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  The forfeiture rate is determined by reviewing historical forfeiture rates for previous stock-based compensation grants and is reviewed and updated quarterly, if necessary.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

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

Recent Accounting Developments

In June 2009, the FASB issued guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009 and shall be applied prospectively.  Early adoption is prohibited.  The Company adopted the applicable guidance on January 1, 2010 with no impact to the consolidated financial statements.

In June 2009, the FASB issued amended guidance on the accounting for VIEs.  The amendments will significantly affect the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary.  The guidance requires continuous assessment of the reporting entity’s involvement with such VIEs.  The revised guidance also enhances the disclosure requirements for a reporting entity’s involvement with VIEs, irrespective of whether they qualify for deferral, as discussed below.  The guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited.  In February 2010, the FASB issued further guidance which provided a limited scope deferral for a reporting entity’s interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity.  The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on VIEs.  The Company adopted the applicable portions of this guidance on January 1, 2010 and has evaluated the deferral guidelines and determined that all significant entities that the Company is involved with that this guidance would potentially have impacted qualify for the deferral, and therefore the guidance issued did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements.  The guidance affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements.  The guidance requires new disclosures regarding transfers in and out of Level 1 and 2 fair value measurements and activity related to Level 3 fair value measurements.  In addition, the guidance clarifies existing fair value disclosure requirements related to the level of disaggregation of assets and liabilities and the valuation techniques and inputs used.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company adopted the applicable portions of this guidance on January 1, 2010 without a material impact to the consolidated financial statement disclosures.

In July 2010, the FASB issued guidance to improve disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables.  The guidance affects all entities.  The guidance requires the entity to disclose the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses.  This update is effective for interim and annual reporting periods ending on or after December 15, 2010, except for the disclosures about activity that occurs during a reporting period which is effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company adopted the applicable portions of this guidance for the year ended December 31, 2010 without a material impact to the consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GAMCO Investors, Inc.
Rye, New York

We have audited the accompanying consolidated statements of financial condition of GAMCO Investors, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GAMCO Investors, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, New York
February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GAMCO Investors, Inc.

We have audited the accompanying consolidated statements of income, equity and comprehensive income, and cash flows of GAMCO Investors, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of GAMCO Investors, Inc. and Subsidiaries for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

New York, New York
March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GAMCO Investors, Inc.
Rye, New York

We have audited the internal control over financial reporting of GAMCO Investors, Inc. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 22, 2011, expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New York, New York
February 22, 2011

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues
Investment advisory and incentive fees	$231,269	$178,713	$204,293
Institutional research services	16,600	16,715	16,129
Distribution fees and other income	32,511	22,686	24,590
Total revenues	280,380	218,114	245,012
Expenses
Compensation costs	123,840	92,859	102,840
Management fee	12,013	9,758	4,086
Distribution costs	31,048	24,339	25,090
Other operating expenses	22,450	18,948	27,979
Total expenses	189,351	145,904	159,995
Operating income	91,029	72,210	85,017
Other income (expense), net
Net gain/(loss) from investments	24,391	25,558	(52,299)
Interest and dividend income	5,905	3,425	13,136
Interest expense	(11,984)	(13,290)	(9,441)
Total other income (expense), net	18,312	15,693	(48,604)
Income before income taxes	109,341	87,903	36,413
Income tax provision	39,326	31,761	12,323
Net income	70,015	56,142	24,090
Net income (loss) attributable to noncontrolling interests	1,223	609	(776)
Net income attributable to GAMCO Investors, Inc.'s shareholders	$68,792	$55,533	$24,866

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$2.55	$2.03	$0.89
Diluted	$2.52	$2.02	$0.89

Weighted average shares outstanding:
Basic	26,959	27,345	27,805
Diluted	28,348	28,214	27,841
See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	December 31,	December 31,
	2010	2009
ASSETS

Cash and cash equivalents, including restricted cash of $0 and $62,258, respectively	$169,601	$400,528
Investments in securities	305,486	157,403
Investments in partnerships	82,871	62,655
Receivable from brokers	46,621	30,072
Investment advisory fees receivable	44,660	35,685
Receivable from affiliates	3,837	2,956
Capital lease	3,394	3,655
Goodwill and identifiable intangible asset	5,358	5,358
Income tax receivable and deferred tax assets	325	-
Other assets	10,583	9,497
Total assets	$672,736	$707,809

LIABILITIES AND EQUITY

Payable to brokers	$1,554	$395
Income taxes payable and deferred tax liabilities	23,225	8,523
Capital lease obligation	5,182	5,265
Compensation payable	23,771	13,302
Securities sold, not yet purchased	19,299	9,569
Mandatorily redeemable noncontrolling interests	1,444	1,622
Accrued expenses and other liabilities	23,089	25,157
Sub-total	97,564	63,833

5.5% Senior notes (due May 15, 2013)	99,000	99,000
6% Convertible note (conversion price, $53.00 per share)	-	39,851
6.5% Convertible note (conversion price, $66.89 per share)	-	60,000
Zero coupon subordinated debenture, $86.4 million outstanding (due December 31, 2015)	59,580	-
Total liabilities	256,144	262,684

Redeemable noncontrolling interests	26,984	1,464

Commitments and contingencies (Note K)

Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 13,255,503 and 13,120,276
shares issued, respectively; 6,763,221 and 7,311,997 shares outstanding, respectively	13	13
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 24,000,000 shares issued
and 20,290,140 and 20,292,917 shares outstanding, respectively	20	20
Additional paid-in capital	262,108	251,591
Retained earnings	370,272	410,473
Accumulated comprehensive income	25,389	19,088
Treasury stock, at cost (6,492,282 and 5,808,279 shares, respectively)	(271,773)	(241,567)
Total GAMCO Investors, Inc. stockholders' equity	386,029	439,618
Noncontrolling interests	3,579	4,043
Total equity	389,608	443,661
Total liabilities and equity	$672,736	$707,809

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(In thousands)

		GAMCO Investors, Inc. stockholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling	Comprehensive
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests	Income
Balance at December 31, 2007	$5,791	$33	$230,483	$445,121	$20,815	$(195,137)	$507,106	$5,210	$-
Payment of subsidiary dividend
to noncontrolling interest	(604)	-	-	-	-	-	(604)	(632)	-
Net income	(399)	-	-	24,866	-	-	24,467	(377)	24,090
Net unrealized gains on
securities available for sale,
net of income tax ($14,288)	-	-	-	-	(5,716)	-	(5,716)	-	(5,716)
Foreign currency translation	-	-	-	-	(176)	-	(176)	-	(176)
Dividends declared ($2.02 per
share)	-	-	-	(56,226)	-	-	(56,226)	-	-
Conversion of 6% convertible
Note	-	-	9,923	-	-	-	9,923	-	-
Stock based compensation
expense	-	-	4,892	-	-	-	4,892	-	-
Exercise of stock options
including tax benefit	-	-	675	-	-	-	675	-	-
Purchase of treasury stock	-	-	-	-	-	(39,400)	(39,400)	-	-
Balance at December 31, 2008	$4,788	$33	$245,973	$413,761	$14,923	$(234,537)	$444,941	$4,201	$18,198
Comprehensive loss attributable
to noncontrolling interest									$776
Total comprehensive income
attributable to GAMCO Investors, Inc.									$18,974

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(continued) (In thousands)

		GAMCO Investors, Inc. stockholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling	Comprehensive
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests	Income
Balance at December 31, 2008	$4,788	$33	$245,973	$413,761	$14,923	$(234,537)	$444,941	$4,201	$-
Redemptions of noncontrolling
interests	(747)	-	-	-	-	-	(747)	(2,932)	-
Spin-off of subsidiary shares
to noncontrolling interests	(412)	-	-	-	-	-	(412)	-	-
Net income	414	-	-	55,533	-	-	55,947	195	56,142
Net unrealized gains on
securities available for sale,
net of income tax ($15,765)	-	-	-	-	4,112	-	4,112	-	4,112
Foreign currency translation	-	-	-	-	53	-	53	-	53
Dividends declared ($2.13 per
share)	-	-	-	(58,821)	-	-	(58,821)	-	-
Income tax effect of transaction
with shareholders	-	-	(243)	-	-	-	(243)	-	-
Stock based compensation
expense	-	-	5,085	-	-	-	5,085	-	-
Exercise of stock options
including tax benefit	-	-	776	-	-	-	776	-	-
Purchase of treasury stock	-	-	-	-	-	(7,030)	(7,030)	-	-
Balance at December 31, 2009	$4,043	$33	$251,591	$410,473	$19,088	$(241,567)	$443,661	$1,464	$60,307
Comprehensive income attributable
to noncontrolling interest									$(609)
Total comprehensive income
attributable to GAMCO Investors, Inc.									$59,698

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(continued) (In thousands)

		GAMCO Investors, Inc. stockholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling	Comprehensive
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests	Income
Balance at December 31, 2009	$4,043	$33	$251,591	$410,473	$19,088	$(241,567)	$443,661	$1,464	$-
Redemptions of noncontrolling
interests	-	-	-	-	-	-	-	(475)	-
Contributions of noncontrolling
interests	-	-	-	-	-	-	-	25,137	-
Payment of subsidiary dividend
to noncontrolling interest	(829)	-	-	-	-	-	(829)	-	-
Net income	365	-	-	68,792	-	-	69,157	858	70,015
Net unrealized gains on
securities available for sale,
net of income tax ($3,710)	-	-	-	-	6,317	-	6,317	-	6,317
Foreign currency translation	-	-	-	-	(16)	-	(16)	-	(16)
Cash dividends declared
($1.82 per share)	-	-	-	(49,413)	-	-	(49,413)	-	-
Non-cash dividends declared
($3.20 of principal per share)	-	-	-	(59,580)	-	-	(59,580)	-	-
Stock based compensation
expense	-	-	10,585	-	-	-	10,585	-	-
Reduction of deferred tax asset
for excess of recorded RSA tax
benefit over actual tax benefit	-	-	(1,872)	-	-	-	(1,872)	-	-
Exercise of stock options
including tax benefit	-	-	1,804	-	-	-	1,804	-	-
Purchase of treasury stock	-	-	-	-	-	(30,206)	(30,206)	-	-
Balance at December 31, 2010	$3,579	$33	$262,108	$370,272	$25,389	$(271,773)	$389,608	$26,984	$76,316
Comprehensive income attributable
to noncontrolling interest									$(1,223)
Total comprehensive income
attributable to GAMCO Investors, Inc.									$75,093

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net income	$70,015	$56,142	$24,090
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net (gains) losses from partnerships and affiliates	(9,155)	(10,335)	18,467
Depreciation and amortization	700	656	1,127
Stock based compensation expense	10,585	5,085	4,892
Deferred income taxes	7,553	1,831	(1,642)
Tax benefit from exercise of stock options	216	168	10
Foreign currency translation gain/(loss)	(16)	53	(176)
Other-than-temporary loss on available for sale securities	-	-	17,352
Impairment of identifiable intangible asset	-	-	1,479
Fair value of donated securities	(524)	370	507
(Gains) losses on sales of available for sale securities	(29)	(2,150)	33
Income related to consolidated investment partnerships and offshore funds	-	-	(2,444)
Amortization of discount on debt	52	85	158
Loss on extinguishment of debt	497	-	-
Acquisition of identifiable intangible asset	-	-	(3,370)
(Increase) decrease in assets:
Investments in trading securities	(132,702)	97,533	104,328
Investments in partnerships:
Contributions to partnerships	(20,743)	(4,351)	(421)
Distributions from partnerships	9,680	12,739	23,660
Receivable from brokers	(16,549)	(13,612)	23,686
Investment advisory fees receivable	(8,975)	(23,749)	21,819
Income tax receivable and deferred tax assets	-	14,865	(23,736)
Other receivables from affiliates	-	(352)	4,377
Other assets	(2,411)	(2,121)	(92)
Increase (decrease) in liabilities:
Payable to brokers	1,159	(1,462)	(5,705)
Income tax payable and deferred tax liabilities	1,241	-	6,060
Compensation payable	10,470	(1,295)	(7,494)
Mandatorily redeemable noncontrolling interests	(178)	226	(233)
Accrued expenses and other liabilities	(916)	1,467	(23,289)
Total adjustments	(150,045)	75,651	159,353
Net cash (used in) provided by operating activities	(80,030)	131,793	183,443
See accompanying notes

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (In thousands)

	Year Ended December 31,
	2010	2009	2008

Investing activities
Purchases of available for sale securities	(157)	(8,194)	(1,832)
Proceeds from sales of available for sale securities	2,097	4,329	16,682
Return of capital on available for sale securities	2,988	3,717	3,939
Decrease / (increase) in restricted cash	62,258	(55,102)	(2,158)
Net cash (used in) provided by investing activities	67,186	(55,250)	16,631
Financing activities
Contributions from redeemable noncontrolling interests	25,137	-	252
Redemptions of redeemable noncontrolling interest	(475)	(2,930)	-
Repayment of 5.5% senior notes due May 15, 2013	-	-	(1,000)
Repayment of 6% Convertible notes due August 14, 2011	(40,400)	-	-
Repayment of 6.5% Convertible note due October 2, 2018	(60,000)	-	-
Issuance of 6.5% Convertible note due October 2, 2018	-	-	60,000
Proceeds from exercise of stock options	1,588	607	666
Dividends paid	(50,631)	(59,431)	(56,226)
Dividends paid to noncontrolling interests	(829)	-	(604)
Purchase of subsidiary shares from noncontrolling interests	-	(747)	-
Purchase of treasury stock	(30,206)	(7,030)	(39,400)
Net cash used in financing activities	(155,816)	(69,531)	(36,312)
Effect of exchange rates on cash and cash equivalents	(9)	84	(298)
Net (decrease) increase in cash and cash equivalents	(168,669)	7,096	163,464
Net decrease in cash from consolidated partnerships and offshore funds	-	-	(609)
Cash and cash equivalents at beginning of year	338,270	331,174	168,319
Cash and cash equivalents at end of year	$169,601	$338,270	$331,174

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,902	$12,890	$8,746
Cash paid for taxes	$29,870	$25,364	$33,549

Non-cash activity:
-On January 22, 2008, Cascade Investment, L.L.C. elected to convert $10 million of its $50 million convertible note paying interest at 6% 188,679 GAMCO Investors, Inc. class A common shares.
-On September 15, 2008, GAMCO Investors, Inc. modified and extended its lease with M4E, LLC, the Company's landlord at 401 Theodore Fremd Ave, Rye, NY. The lease term was extended to December 31, 2023. This resulted in an increase to the capital lease obligation and corresponding asset of $3.0 million each.
-On March 20, 2009, GAMCO Investors, Inc. distributed its shares of Teton Advisors, Inc. ($300) to its shareholders which resulted in the deconsolidation of Teton, and decreases of approximately $911 of cash and cash equivalents, $199 of net liabilities and $412 of noncontrolling interests.
-On December 31, 2010, GAMCO Investors, Inc. distributed $59,580 of zero coupon subordinated debenture ($86.4 million principal amount) due December 31, 2015 as dividends.
-The Company recorded $1,872 as a reduction to its deferred tax asset and additional paid-in capital for the excess of the recorded RSA tax benefit over the actual tax benefit.
-For 2010, 2009 and 2008 the Company accrued RSA dividends of $174, $1,393 and $0, respectively.
See accompanying notes

A.  Significant Accounting Policies

Basis of Presentation

GAMCO Investors, Inc. (“GBL” or the “Company”) was incorporated in April 1998 in the state of New York, with no significant assets or liabilities and did not engage in any substantial business activities prior to the initial public offering (“Offering”) of our shares.  On February 9, 1999, we exchanged 24 million shares of our Class B Common Stock (“Class B Stock”), representing all of our then issued and outstanding common stock, with Gabelli Funds, Inc. (“GFI”) and two of its subsidiaries in consideration for substantially all of the operating assets and liabilities of GFI, relating to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business (the “Reorganization”).  GBL distributed net assets and liabilities, principally a proprietary investment portfolio, of approximately $165 million, including cash of $18 million, which was recorded for accounting purposes as a deemed distribution to GFI.  GFI, which was renamed Gabelli Group Capital Partners, Inc. in 1999, is the majority shareholder of GBL and was renamed GGCP, Inc. (“GGCP”) during 2005.  During 2010, the shares of GBL owned by GGCP were transferred to GGCP Holdings LLC, a subsidiary of GGCP.

On February 17, 1999, we completed our sale of six million shares of Class A Common Stock (“Class A Stock”) in the Offering and received proceeds, after fees and expenses, of approximately $96 million.  Immediately after the Offering, GGCP owned 80% of the outstanding common stock of GBL and as of December 31, 2010 their indirect ownership is 73.1%.  In addition, with the completion of the Offering, we became a “C” Corporation for federal and state income tax purposes and are subject to substantially higher income tax rates.

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

At December 31, 2010 and 2009, we owned approximately 93% of GSI.  At December 31, 2008, we owned approximately 92% of GSI and had a 51% voting interest in Teton (42% economic interest).  The consolidated financial statements comprise the financial statements of GBL and its subsidiaries as of December 31 of each year.  The financial statements of the subsidiaries are prepared for the same reporting year as the parent company, using consistent accounting policies.  All intercompany transactions and balances have been eliminated.  Subsidiaries are fully consolidated from the date of acquisition, being the date on which GBL obtains control, and continue to be consolidated until the date that such control ceases.

Subsequent to the issuance of the Company’s second quarter 2010 Form 10-Q, filed with the SEC on August 5, 2010, the Company determined that pursuant to ASC 810, Consolidation, it should have presented a separate column for redeemable noncontrolling interests and the amount of comprehensive income attributable to noncontrolling interests and comprehensive income attributable to GAMCO in its consolidated statement of equity and comprehensive income.  The affected periods include each of the two years in the period ended December 31, 2009.  The accompanying consolidated statement of equity and comprehensive income for the periods ended December 31, 2009 and 2008 have been corrected to also include such information.  The Company believes this correction was not material to the consolidated financial statements taken as a whole.

Certain items previously reported have been reclassified to conform to the current period’s consolidated financial statements presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Nature of Operations

GAMCO, Funds Advisor, Gabelli Fixed Income LLC (“Fixed Income LLC”), a wholly-owned subsidiary of Fixed Income, Teton and GSI (effective January 19, 2006) are registered investment advisors under the Advisers Act of 1940.  Gabelli & Company, Inc. (“Gabelli & Company”), a wholly-owned subsidiary of GSI, is a registered broker-dealer with the Securities and Exchange Commission (“SEC”) and is regulated by the Financial Industry Regulatory Authority (“FINRA”).  Gabelli & Company acts as an introducing broker, and all transactions for its customers are cleared through the New York Stock Exchange (“NYSE”) member firms on a fully-disclosed basis.  Accordingly, open customer transactions are not reflected in the accompanying consolidated statements of financial condition.  Gabelli & Company is exposed to credit losses on these open positions in the event of nonperformance by its customers, pursuant to conditions of its clearing agreements with its clearing brokers.  This exposure is reduced by the clearing brokers' policy of obtaining and maintaining adequate collateral and credit of the counterparties until the open transaction is completed. Refer to Major Revenue-Generating Services and Revenue Recognition section within Note A for additional discussion of GBL's business.

Cash and Cash Equivalents

Cash equivalents primarily consist of an affiliated money market mutual fund which is highly liquid.  U.S. Treasury Bills and Notes with maturities of three months or less at the time of purchase are also considered cash equivalents.  At December 31, 2009, approximately $62.3 million of cash and cash equivalents was held in escrow to secure the $60 million convertible note, and this amount is disclosed as restricted cash on the consolidated statements of financial condition.  On October 13, 2010, Cascade Investment LLC (“Cascade”) was paid $60.1 million of principal and accrued but unpaid interest, and the escrow agreement relating to the 2018 Note was terminated by mutual consent between the Company and Cascade.  The remaining funds in the escrow account were no longer restricted and were sent to the Company.

Securities Transactions

Investments in securities are accounted for as either “trading securities” or “available for sale” and are stated at fair value.  Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designations as of each balance sheet date.  U.S. Treasury Bills and Notes with maturities of greater than three months at the time of purchase are considered investments in securities.  Securities that are not readily marketable are stated at their estimated fair values in accordance with Generally Accepted Accounting Principles (“GAAP”).  A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses reported in current period earnings in net gain/(loss) from investments on the consolidated statements of income.  Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of  equity except for losses deemed to be other than temporary which are recorded as realized losses on the consolidated statements of income.  Securities transactions and any related gains and losses are recorded on a trade date basis.  Realized gains and losses from securities transactions are recorded on the specific identified cost basis and are included in net gain/(loss) from investments on the consolidated statements of income.

Available for sale securities are evaluated for other than temporary impairments each reporting period and any impairment charges are recorded in net gain/(loss) from investments on the consolidated statements of income.  Management reviews all available for sale securities whose cost exceeds their fair value to determine if the impairment is other than temporary.  Management uses qualitative factors such as diversification of the investment, the intent to hold the investment, the amount of time that the investment has been impaired and the severity of the decline in determining whether the impairment is other than temporary.

Securities sold, but not yet purchased are recorded on the trade date, and are stated at fair value and represent obligations of GBL to purchase the securities at prevailing market prices.  Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amounts recorded on the consolidated statements of financial condition.  The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the sales commitments.  Realized gains and losses from covers of securities sold, not yet purchased transactions are included in net gain/(loss) from investments on the consolidated statements of income.  Securities sold, not yet purchased are stated at fair value, with any unrealized gains or losses reported in current period earnings in net gain/(loss) from investments on the consolidated statements of income.

Investments in Partnerships and Affiliates

The equity method of accounting is used for investments in non-controlled entities in which the Company is able to exercise significant influence but not control.  The Company’s share in net earnings or losses of these partnerships and affiliated entities are reflected in income as earned and are included in net gain/(loss) from investments on the consolidated statements of income.  Capital contributions were recorded as an increase in investments when paid and distributions received were reductions of the investments.  Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.  The Company consolidates all investments in partnerships and affiliates in which the Company has control including any variable interest entity (“VIE”) for which the Company is considered the primary beneficiary.  For feeder funds that owned 100% of their offshore master funds the Company has retained the specialized investment company accounting of the consolidated feeder funds in the Company’s consolidated financial statements.  The Company records noncontrolling interests in consolidated subsidiaries for which the Company’s ownership is less than 100%.  All intercompany accounts and transactions have been eliminated.

A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the equity investors do not have the ability to make decisions about the entities’ activities or obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity or (c) the voting rights are not proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected residual returns of the entity.  The Company evaluates whether entities in which it has an interest are VIEs and whether the Company qualifies as the primary beneficiary of any VIEs identified in its analysis.  The Company applies the guidance for VIEs prior to the FASB’s amendment to the guidance on the accounting for VIEs in June 2009 because all of the entities subject to such guidance that the Company is involved with qualified for the FASB’s deferral of such guidance.

Receivables from and Payables to Brokers

Receivables from and payables to brokers consist of amounts arising from the purchases and sales of securities as well as cash amounts held in anticipation of investment.

Major Revenue-Generating Services and Revenue Recognition

The Company’s revenues are derived primarily from investment advisory and incentive fees, institutional research services and distribution fees.

Investment advisory and incentive fees are directly influenced by the level and mix of assets under management (“AUM”) as fees are derived from a contractually-determined percentage of AUM for each account as well as fulcrum fees earned on certain accounts.  Advisory fees from the open-end mutual funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Advisory fees from Institutional and Private Wealth Management accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Management fees from investment partnerships and offshore funds are computed either monthly or quarterly, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  The Company derived approximately 83%, 82% and 83% of its total revenues from advisory and management fees for the periods ended December 31, 2010, 2009 and 2008, respectively.  These revenues vary depending upon the level of sales compared with redemptions, financial market conditions, performance and the fee structure for AUM.  Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

Revenues from investment partnerships and offshore funds also generally include an incentive allocation on the absolute gain in a portfolio or a fee of 20% of the economic profit as defined in the partnership agreement.  The incentive allocation or fee is recognized at the end of the measurement period, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $3.7 million and $2.7 million in incentive allocations or fees receivable as of December 31, 2010 and 2009, respectively.  The Company also receives fulcrum fees from certain Institutional and Private Wealth Management accounts, which are based upon meeting or exceeding specific benchmark index or indices.  These fees are recognized at the end of the stipulated contract period for the respective account, and receivables due from fulcrum fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition.  There was $8.4 million and $3.1 million in fulcrum fees receivable as of December 31, 2010 and 2009, respectively.  Management fees on a majority of the closed-end preferred shares are received at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period.  Receivables due on management fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $8.7 million in management fees receivable on closed-end preferred shares as of both December 31, 2010 and 2009.   For The GDL Fund, there is a performance fee earned as of the end of the calendar year if the total return of the fund is in excess of the T-Bill Index total return.  This fee is recognized at the end of the measurement period.  Receivables due on performance fees relating to The GDL Fund are included in investment advisory fees receivable on the consolidated statements of financial condition and were $3.3 million and $5.9 million as of December 31, 2010 and 2009, respectively.

Gabelli & Company provides institutional research services and earns brokerage commission revenues and sales manager fees on a trade-date basis from securities transactions executed on an agency basis on behalf of institutional clients and mutual funds, private wealth management clients and retail customers of affiliated companies.  It has also been involved in syndicated underwriting activities that included public equity and debt offerings managed by major investment banks.  Underwriting fees include underwriting revenues and syndicate profits and are accrued as earned.  Underwriting fees include gains, losses, selling concessions and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as underwriter or agent.  It provides institutional investors and investment partnerships with investment ideas on numerous industries and special situations, with a particular focus on small-cap and mid-cap companies.  Commission revenue and related clearing charges are recorded on a trade-date basis and are included in commission revenue and other operating expenses, respectively, on the consolidated statements of income.

Distribution fees revenues are derived primarily from the distribution of Gabelli and GAMCO open-end mutual funds (“Funds”) advised by a subsidiary of GBL, Funds Advisor and a subsidiary of GGCP, Teton.  Gabelli & Company distributes our open-end Funds pursuant to distribution agreements with each Fund.  Under each distribution agreement with an open-end Fund, Gabelli & Company offers and sells such open-end Fund shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of third party distribution programs, financial intermediaries and Gabelli & Company’s sales personnel.  Gabelli & Company receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 (“12b-1”) of the Investment Company Act of 1940 (“Company Act”).  Gabelli & Company is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back-end sales charge.

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

Finally, GBL also has investment gains or losses generated from its proprietary trading activities which are included in net gain/(loss) from investments on the consolidated statements of income.

Distribution Costs

We incur certain promotion and distribution costs, which are expensed as incurred, principally related to the sale of shares of open-end mutual funds, shares sold in the initial public offerings of our closed-end funds, and after-market support services related to our closed-end funds.  Additionally, Funds Advisor has agreed to reimburse expenses on certain funds, beyond certain expense caps.

Dividends and Interest Income and Interest Expense

Dividends are recorded on the ex-dividend date.  Interest income and interest expense are accrued as earned or incurred.

Depreciation and Amortization

Fixed assets other than leasehold improvements, with net book value of $869,000 and $929,000 at December 31, 2010 and 2009, respectively, which are included in other assets, are recorded at cost and depreciated using the straight-line method over their estimated useful lives from five to seven years.  Accumulated depreciation was $1.5 million and $4.1 million at December 31, 2010 and 2009, respectively.  Leasehold improvements, with net book value of $2.0 million and $1.9 million at December 31, 2010 and 2009, respectively, which are included in other assets, are recorded at cost and amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter.  The leased property under the capital lease is depreciated utilizing the straight-line method over the term of the lease, which expires on December 31, 2023.  The capital lease was extended on September 15, 2008 to December 31, 2023 from April 30, 2013.  For the years ended December 31, 2010, 2009 and 2008, depreciation and amortization were $700,000, $656,000 and $1.1 million, respectively.  We estimate that depreciation and amortization will be approximately $700,000 annually over the next three years.

Derivative Financial Instruments

The Company recognizes all derivatives as either assets or liabilities measured at fair value and are included in either investments in securities or securities sold, not yet purchased on the consolidated statements of financial condition.  From time to time, the Company will enter into hedging transactions to manage its exposure to foreign currencies and equity prices related to its proprietary investments.  These transactions are not designated as hedges, and changes in fair values of these derivatives are included in net gain (loss) from investments on the consolidated statements of income.  During 2010 and 2009, the Company had derivative transactions which resulted in a net gain of $42,000 and a net loss of $281,000, respectively.  At December 31, 2010 and 2009 we held derivative contracts on 403,000 equity shares and 122,000 equity shares, respectively, and the fair value was $1.0 million and $246,000, respectively, and are included as investments in securities on the consolidated statements of financial condition.  These transactions are not designated as hedges for accounting purposes, and changes in fair values of these derivatives are included in net gain from investments on the consolidated statements of income and included in investments in trading securities on the consolidated statements of cash flows.

Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed.  At December 31, 2010 and 2009 goodwill recorded on the consolidated statements of financial condition relates to our 93%-owned subsidiary, GSI and the identifiable intangible asset is an investment advisory contact for the Gabelli Enterprise Mergers and Acquisition Fund.  Goodwill and identifiable intangible assets are tested for impairment at least annually on November 30th and whenever certain triggering events are met.  In assessing the recoverability of goodwill and identifiable intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets.

Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts on the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is recovered or settled, respectively.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.  A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized.  For each tax position taken or expected to be taken in a tax return, the Company determines whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize.  The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  The Company recognizes the accrual of interest on uncertain tax positions and penalties in income tax provision on the consolidated statements of income.

Noncontrolling Interests

Noncontrolling interests that are mandatorily redeemable upon a certain date or event occurring are classified as liabilities.  This liability relates to certain shareholders of GSI who are employed by GBL, or its affiliates, who are required to sell their shares back to GSI at book value once they cease being employed by GBL, or its affiliates.  Noncontrolling interests in investment partnerships that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section between liabilities and equity.  All other noncontrolling interests are classified as equity and are presented within the equity section, separately from GAMCO Investors, Inc.’s portion of equity.

For the years ended December 31, 2010, 2009 and 2008, net income (loss) attributable to noncontrolling interests on the consolidated statements of income represents income attributable to certain minority stockholders of GSI and Teton (through March 20, 2009), as well as to certain limited partners of investment partnerships and offshore funds that are also consolidated.  The minority stockholders of Teton were principally employees, officers and directors of GBL.  The income/expense attributable to the noncontrolling interests classified as liabilities is included in interest expense.

Fair Values of Financial Instruments

All of the instruments within cash and cash equivalents, investments in securities and securities sold, not yet purchased are measured at fair value.  Certain investments in partnerships are also measured at fair value.

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with the Financial Accounting Standards Board’s (“FASB’s”) guidance on fair value measurement.  The levels of the fair value hierarchy and their applicability to the Company are described below:

-
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date.  Level 1 assets include cash equivalents, government obligations, open and closed end mutual funds and equities.

-
Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly-quoted intervals.  Assets that generally are included in this category may include certain limited partnership interests in private funds in which the valuations for substantially all of the investments within the fund are based upon Level 1 or Level 2 inputs and over the counter derivatives that have inputs to the valuations that can generally be corroborated by observable market data.

-
Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  Assets included in this category generally include equities that trade infrequently and direct private equity investments held within consolidated partnerships.

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

Investments in Partnerships – The Company’s investments include limited partner investments in consolidated feeder funds.  The Company considers the net asset value of the fund to be the best estimate of fair value.  Investments in private funds that are redeemable at the measurement date or within the near term, are categorized in Level 2 of the fair value hierarchy.  These funds primarily invest in long and short investments in debt and equity securities that are traded in public and over-the-counter exchanges in the United States and are classified as level 1 assets or liabilities in the funds’ financial statements.  We may redeem our investments in these funds monthly with 30 days’ notice.

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

Management Fee

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli or his designee for acting as CEO pursuant to his amended Employment Agreement so long as he is an executive of GBL and devoting the substantial majority of his working time to the business.  In accordance with his amended employment agreement, he has allocated approximately $2.4 million, $4.0 million and $1.7 million of his management fee to certain other employees of the Company in 2010, 2009 and 2008, respectively.

Stock Based Compensation

The Company has granted restricted stock awards (“RSAs”) and stock options which were recommended by the Company’s Chairman, who did not receive an RSA or award, and approved by the Compensation Committee of the Company’s Board of Directors.  We use a fair value based method of accounting for stock-based compensation provided to our employees.  The estimated fair value of RSAs is determined by using the closing price of our Class A Stock on the grant date.  The total expense, which is reduced by estimated forfeitures, is recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  The forfeiture rate is determined by reviewing historical forfeiture rates for previous stock-based compensation grants and is reviewed and updated quarterly, if necessary.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and receivable from brokers.  The Company maintains cash and cash equivalents primarily in the Gabelli U.S. Treasury Money Market Fund, which invests fully in instruments issued by the U.S. government, and has receivables from brokers with various brokers and financial institutions, where these balances can exceed the federally insured limit.  The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  In addition, the credit risk is further limited by virtue of the fact that no single advisory relationship provided over 10% of the total revenue of the Company during the years 2010, 2009, or 2008.  All investments in securities are held at third party brokers or custodians.

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

Recent Accounting Developments

In June 2009, the FASB issued guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009 and shall be applied prospectively.  Early adoption is prohibited.  The Company adopted the applicable guidance on January 1, 2010 with no impact to the consolidated financial statements.

In June 2009, the FASB issued amended guidance on the accounting for VIEs.  The amendments will significantly affect the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary.  The guidance requires continuous assessment of the reporting entity’s involvement with such VIEs.  The revised guidance also enhances the disclosure requirements for a reporting entity’s involvement with VIEs, irrespective of whether they qualify for deferral, as discussed below.  The guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited.  In February 2010, the FASB issued further guidance which provided a limited scope deferral for a reporting entity’s interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity.  The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on VIEs.  The Company adopted the applicable portions of this guidance on January 1, 2010 and has evaluated the deferral guidelines and determined that all significant entities that the Company is involved with that this guidance would potentially have impacted qualify for the deferral, and therefore the guidance issued did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements.  The guidance affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements.  The guidance requires new disclosures regarding transfers in and out of Level 1 and 2 fair value measurements and activity related to Level 3 fair value measurements.  In addition, the guidance clarifies existing fair value disclosure requirements related to the level of disaggregation of assets and liabilities and the valuation techniques and inputs used.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company adopted the applicable portions of this guidance on January 1, 2010 without a material impact to the consolidated financial statement disclosures.

In July 2010, the FASB issued guidance to improve disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables.  The guidance affects all entities.  The guidance requires the entity to disclose the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses.  This update is effective for interim and annual reporting periods ending on or after December 15, 2010, except for the disclosures about activity that occurs during a reporting period which is effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company adopted the applicable portions of this guidance for the year ended December 31, 2010 without a material impact to the consolidated financial statements.

B.  Investments in Securities

Investments in securities at December 31, 2010 and 2009 consisted of the following:

	2010		2009
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Trading securities:
Government obligations	$27,327	$27,288	$-	$-
Common stocks	158,455	170,374	53,985	58,834
Mutual funds	1,205	1,554	1,194	1,295
Convertible bonds	574	620	-	-
Preferred stocks	1,783	1,973	-	15
Other investments	1,559	1,350	819	585
Total trading securities	190,903	203,159	55,998	60,729

Available for sale securities:
Common stocks	16,835	37,139	17,100	34,294
Mutual funds	43,707	65,188	48,607	62,380
Total available for sale securities	60,542	102,327	65,707	96,674

Total investments in securities	$251,445	$305,486	$121,705	$157,403

Securities sold, not yet purchased at December 31, 2010 and 2009 consisted of the following:

	2010		2009
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Common stocks	$19,071	$19,299	$9,505	$9,569
Total securities sold, not yet purchased	$19,071	$19,299	$9,505	$9,569

The aggregate fair value of common stock investments available for sale at December 31, 2010 and 2009 was $37.1 million and $34.3 million, respectively.  The total unrealized gains for common stock investments available for sale were $20.3 million and $17.2 million at December 31, 2010 and 2009, respectively.  There were no unrealized losses for common stock investments available for sale at December 31, 2010 or December 31, 2009.  At December 31, 2010 and December 31, 2009, the fair value of mutual fund investments available for sale with unrealized gains was $65.2 million and $60.4 million, respectively.  At December 31, 2010 there were no unrealized losses for mutual fund investments available for sale.  At December 31, 2009, the fair value of mutual fund investments available for sale with unrealized losses was $2.0 million.  The total unrealized gains for mutual fund investments available for sale were $21.5 million and $13.8 million at December 31, 2010 and 2009, respectively.  The total unrealized losses for mutual fund investments available for sale were $2,000 at December 31, 2009.

Increases in unrealized gains, net of taxes, for AFS securities for the years ended December 31, 2010 and 2009 of $6.3 million and $4.1 million have been included in equity at December 31, 2010 and 2009, respectively.  Return of capital on available for sale securities were $2.8 million, $3.7 million and $3.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Proceeds from sales of investments available for sale were approximately $2.3 million, $4.3 million and $16.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.  For the years ended December 31, 2010, 2009 and 2008, gross gains on the sale of investments available for sale amounted to $29,000, $2.1 million and $4.0 million, respectively, and were reclassed from other comprehensive income into the consolidated statements of income.  There were no losses on the sale of investments available for sale for the years ended December 31, 2010 and 2009.  For the years ended December 31, 2008, gross losses on the sale of investments available for sale amounted to $4.1 million.  The basis on which the cost of a security sold is determined is specific identification.

Investments classified as available for sale at December 31, 2010 and 2009 that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	2010			2009
		Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(In thousands)
Mutual Funds	$-	$-	$-	$2,002	$(2)	$2,000

GBL has an established accounting policy and methodology to determine other-than-temporary impairment.  Under this policy, available for sale securities are evaluated for other than temporary impairments and any impairment charges are recorded in net gain/(loss) from investments on the consolidated statements of income.  Management reviews all available for sale securities whose cost exceeds their market value to determine if the impairment is other than temporary.  Management uses qualitative factors such as diversification of the investment, the amount of time that the investment has been impaired and the severity of the decline in determining whether the impairment is other than temporary.  At December 31, 2008, due to the market declines that occurred in 2008 we determined that any investment whose fair value was lower than its cost by at least 10%, was considered other-than-temporarily impaired and was written down through the consolidated statements of income.  For the year ended December 31, 2008, there were $16.6 million of such writedowns out of a total of $17.4 million in impairments.

At December 31, 2010, there were no available for sale holdings in loss positions.

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

For the years ended December 31, 2010 and 2009, there were no losses on available for sale securities deemed to be other than temporary.  For the year ended December 31, 2008, there were $17.4 million in losses on available for sale securities deemed to be other than temporary, which were reclassed from other comprehensive income and recorded on the consolidated statements of income.

C.  Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of December 31, 2010 and 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2010 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2010
Cash equivalents	$167,548	$-	$-	$167,548
Investments in partnerships	-	27,690	-	27,690
Investments in securities:
AFS - Common stocks	37,139	-	-	37,139
AFS - Mutual funds	65,188	-	-	65,188
Trading - Gov't obligations	27,288	-	-	27,288
Trading - Common stocks	170,204	23	147	170,374
Trading - Mutual funds	1,554	-	-	1,554
Trading - Convertible bonds	620	-	-	620
Trading - Preferred stocks	1,973	-	-	1,973
Trading - Other	72	1,000	278	1,350
Total investments in securities	304,038	1,023	425	305,486
Total investments	304,038	28,713	425	333,176
Total assets at fair value	$471,586	$28,713	$425	$500,724
Liabilities
Trading - Common stocks	$19,299	$-	$-	$19,299
Securities sold, not yet purchased	$19,299	$-	$-	$19,299

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Cash equivalents	$400,111	$-	$-	$400,111
Investments in partnerships	-	25,092	-	25,092
Investments in securities:
AFS - Common stocks	34,294	-	-	34,294
AFS - Mutual funds	62,380	-	-	62,380
Trading - Common stocks	58,521	108	205	58,834
Trading - Mutual funds	1,295	-	-	1,295
Trading - Preferred stocks	-	-	15	15
Trading - Other	249	246	90	585
Total investments in securities	156,739	354	310	157,403
Total investments	156,739	25,446	310	182,495
Total assets at fair value	$556,850	$25,446	$310	$582,606
Liabilities
Trading - Common stocks	$9,569	$-	$-	$9,569
Securities sold, not yet purchased	$9,569	$-	$-	$9,569

The following tables present additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the year ended December 31, 2010 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized		Net
	December	Unrealized Gains or		Included in	and		Transfers
	31, 2009	(Losses) in Income		Other	Unrealized	Purchases	In and/or
	Beginning		AFS	Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$205	$78	$-	$-	$78	$(206)	$70	$147
Trading - Preferred
stocks	15	(15)	-	-	(15)	-	-	-
Trading - Other	90	188	-	-	188	-	-	278
Total	$310	$251	$-	$-	$251	$(206)	$70	$425

During the year ended December 31, 2010, there were no transfers between Level 1 and Level 2 holdings.  During the year ended December 31, 2010, the Company reclassed approximately $23,000 of investments from Level 1 to Level 3 and $47,000 from Level 2 to Level 3.  The reclassifications were due to decreased availability of market price quotations and were based on the values at the beginning of the period in which the reclass occurred.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the year ended December 31, 2009 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized		Net
	December	Unrealized Gains or		Included in	and		Transfers
	31, 2008	(Losses) in Income		Other	Unrealized	Purchases	In and/or
	Beginning		AFS	Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$1,115	$(43)	$-	$-	$(43)	$(1)	$(866)	$205
Trading - Preferred
stocks	95	(80)	-	-	(80)	-	-	15
Trading - Other	331	(187)	-	-	(187)	(54)	-	90
Total	$1,541	$(310)	$-	$-	$(310)	$(55)	$(866)	$310

During the year ended December 31, 2009, the Company reclassed approximately $866,000 of investments from Level 3 to Level 2.  The reclassifications were due to increased availability of market price quotations and based on the values at the beginning of the period in which the reclass occurred.

Unrealized Level 3 gains included on the consolidated statements of income for the year ended December 31, 2010 were approximately $63,000 for those Level 3 securities held at December 31, 2010, while unrealized Level 3 losses included on the consolidated statements of income for the year ended December 31, 2009 were approximately $310,000 for those Level 3 securities held at December 31, 2009.

D.  Investment in Partnerships

The Company is general partner or co-general partner of various sponsored limited partnerships and the investment manager of various sponsored offshore funds whose underlying assets consist primarily of marketable securities (the “affiliated entities”).  We also have investments in unaffiliated partnerships, offshore funds and other entities.  Certain of the affiliated entities are consolidated, generally because a majority of the equity is owned by the Company.  Other investment partnerships for which we serve as the general partner but have only a minority ownership interest are not consolidated because the limited partners have substantive rights to replace the Company as general partner.  Our balance sheet caption “investments in partnerships” includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting and certain investments in consolidated feeder funds that the Company accounts for at fair value, as described below.  The Company reflects the equity in earnings of these equity method investees and the change in fair value of the consolidated feeder funds under the caption net gain from investments on the consolidated statements of income.

The following table includes the Company’s carrying value, net earnings (loss), management fee and incentive allocation related to affiliated partnerships, affiliated offshore funds and unaffiliated entities accounted for under the equity method (in thousands):

	2010
	Carrying	Net Earnings	Management	Incentive
	Value	(Loss)	Fees	Allocation
Affiliated partnerships	$20,115	$2,094	$2,112	$2,241
Affiliated offshore funds	68,776	3,728	814	1,460
Unaffiliated entities	$18,909	$3,761	$-	$-

	2009
	Carrying	Net Earnings	Management	Incentive
	Value	(Loss)	Fees	Allocation
Affiliated partnerships	$7,781	$1,271	$1,502	$1,757
Affiliated offshore funds	10,547	1,068	544	923
Unaffiliated entities	$19,234	$2,585	$-	$-

	2008
	Carrying	Net Earnings	Management	Incentive
	Value	(Loss)	Fees	Allocation
Affiliated partnerships	$5,593	$(881)	$1,712	$77
Affiliated offshore funds	10,729	(338)	950	13
Unaffiliated entities	$20,304	$(6,371)	$-	$-

At both December 31, 2010 and 2009, the Company consolidated two limited partnerships and one offshore fund (the “consolidated feeder funds”).  For the years ended December 31, 2010 and 2009, the Company consolidated three consolidated feeder funds, while for the year ended December 31, 2008, the Company consolidated six consolidated feeder funds.  The Company retained the specialized investment company accounting of the consolidated feeder funds in the Company’s consolidated financial statements.  Included in the investment in partnerships on the Company’s consolidated statements of financial condition as of December 31, 2010 and 2009, is $27.7 million and $25.1 million, respectively, which represents the consolidated feeder fund’s proportionate investment in the master funds carried at fair value.

E.  Consolidated Partnerships and Offshore Funds and Variable Interest Entities

As described in Note D, in the normal course of business, the Company is the manager or general partner of several sponsored investment partnerships and offshore funds and has investments in similar unaffiliated entities.  We evaluate each entity for the appropriate accounting treatment and disclosure.  Certain of the entities are consolidated, generally because a majority of the equity is owned by the Company and we control these entities.  Other investment partnerships for which we serve as the general partner but have only a minority ownership interest are not consolidated because the limited partners have substantive rights to replace the Company as a general partner.

Consolidated Partnerships and Offshore Funds

For the year ended December 31, 2008, eight entities are consolidated.  As of and for the year ended December 31, 2009, six entities (six of the eight from 2008) are consolidated.  During 2009 two of these entities ceased being consolidated as they ceased operations and were closed.  Six entities (all four from 2009 and two additional entities) are consolidated within the consolidated financial statements for the year ended December 31, 2010 and will continue to be consolidated in future periods as long as the Company continues to maintain a direct or indirect controlling financial interest.  At December 31, 2010 and 2009, the consolidation of these entities on the consolidated statements of financial condition has increased assets by $46.4 million and $1.6 million, respectively, liabilities by $19.4 million and $0.1 million, respectively, and noncontrolling interest by $27.0 million and $1.5 million, respectively.

Variable Interest Entities

We also have sponsored a number of investment vehicles where we are the investment manager in which we do not have an equity investment.  These vehicles are considered variable interest entities (“VIEs”) and we are not the primary beneficiary because we do not absorb a majority of the entities’ expected losses or expected returns.  The Company has not provided any financial or other support to these entities.  The total assets of these entities at December 31, 2010 and 2009 were $13.3 million and $10.4 million, respectively.  Our maximum exposure to loss as a result of our involvement with the VIEs is limited to the deferred carried interest that we have in one of the VIEs.  On December 31, 2010 and 2009, we had a deferred carried interest in one of the VIE offshore funds of approximately $325,000 and $284,000, respectively, and was included in investments in partnerships on the consolidated statements of financial condition.  Additionally, as the general partner or investment manager to these VIEs the Company earns fees in relation to these roles, which given a decline in AUMs for the VIEs would result in lower fee revenues earned by the Company which would be reflected on the consolidated statement of income, consolidated statement of financial condition and consolidated statement of cash flows.

F.  Income Taxes

GBL and the Company’s greater than 80% owned subsidiaries file a consolidated federal income tax return. For 2008, Teton filed a separate federal income tax return since we owned less than 80%.  Accordingly, the income tax provision represents the aggregate of the amounts provided for all companies.

The provision for income taxes for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	2010	2009	2008
(In thousands)
Federal:
Current	$28,140	$27,290	$12,267
Deferred	7,432	1,825	(1,830)
State and local:
Current	3,633	2,640	1,698
Deferred	121	6	188
Total	$39,326	$31,761	$12,323

A reconciliation of the Federal statutory income tax rate to the effective tax rate is set forth below:

	2010	2009	2008
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of Federal benefit	2.2	2.0	3.4
Other	(1.2)	(0.9)	(4.6)
Effective income tax rate	36.0%	36.1%	33.8%

Significant components of our deferred tax assets and liabilities are as follows:

	2010	2009
(In thousands)
Deferred tax assets:
Stock compensation expense	$656	$4,224
Deferred compensation	1,001	506
Intangible asset amortization	309	388
Capital lease obligation	655	586
Other	270	176
Total deferred tax assets	2,891	5,880
Deferred tax liabilities:
Investments in securities available for sale	(6,837)	(2,820)
Investments in securities and partnerships	(5,934)	(1,778)
Contingent deferred sales commissions	(760)	(353)
Total deferred tax liabilities	(13,531)	(4,951)
Net deferred tax assets (liabilities)	$(10,640)	$929

As a result of the accelerated vesting of the RSAs and in accordance with GAAP, a $1.9 million reduction to deferred tax assets was recorded in additional paid in capital as the previously recorded deferred tax benefit for the RSA was greater than the actual tax benefit realized by the Company and the Company had a sufficient additional paid in capital pool.

As of December 31, 2010, the total amount of gross unrecognized tax benefits was approximately $8.8 million, of which recognition of $5.7 million would impact the Company’s effective tax rate.  As of December 31, 2009, the total amount of gross unrecognized tax benefits was approximately $7.9 million, of which recognition of $5.2 million would impact the Company’s effective tax rate.

As of December 31, 2010 and 2009, the net liability for unrecognized tax benefits was $7.5 million and $7.0 million, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2008	$8.1
Additions based on tax positions related to the current year	1.6
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(1.1)
Settlements	-
Balance at December 31, 2008	8.6
Additions based on tax positions related to the current year	1.1
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(1.8)
Settlements	-
Balance at December 31, 2009	7.9
Additions based on tax positions related to the current year	1.4
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(0.4)
Settlements	(0.1)
Balance at December 31, 2010	$8.8

The Company records penalties and interest related to tax uncertainties in income taxes.  As of December 31, 2010 and 2009, the Company had recognized gross liabilities of approximately $2.6 million and $2.6 million, respectively, related to interest and penalties.  For the years ended December 31, 2010, 2009 and 2008, the Company recorded income tax expenses (benefits) related to an increase (a decrease) in its liability for interest and penalties of $0.1 million, $0.02 million and ($1.0) million, respectively.

The Company is currently being audited by New York State for its income tax returns filed between 2001 and 2005 but does not expect that the potential assessments will be material to its results of operations.  The Company’s Federal tax returns are subject to potential future audit for 2007 and 2009.  The Company’s State income tax returns are subject to potential future audit for all years after 2005.

G. Earnings per Share

The computations of basic and diluted net income per share are as follows:

	For the Years Ending December 31,
(In thousands, except per share amounts)	2010	2009	2008
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$68,792	$55,533	$24,866
Weighted average shares outstanding	26,959	27,345	27,805
Basic net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$2.55	$2.03	$0.89

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$68,792	$55,533	$24,866
Add interest expense on certain convertible notes, net of
management fee and taxes	2,521	1,356	-
Total	$71,313	$56,889	$24,866

Weighted average share outstanding	26,959	27,345	27,805
Dilutive stock options and restricted stock awards	249	114	36
Assumed conversion of certain convertible notes	1,140	755	-
Total	28,348	28,214	27,841
Diluted net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$2.52	$2.02	$0.89

H. Debt

Debt consists of the following:

	2010	2009
(In thousands)
5.5% Senior notes	$99,000	$99,000
6% Convertible note	-	39,851
6.5% Convertible note	-	60,000
0% Subordinated debentures	59,580	-
Total	$158,580	$198,851

5.5% Senior notes

On May 15, 2003, we issued 10-year, $100 million senior notes.  The senior notes, due May 15, 2013, pay interest semi-annually at 5.5%.  During 2008, we repurchased $1 million of these notes.  There were no repurchases during 2009 or 2010.

6% Convertible note

On August 13, 2001, the Company issued and sold a 10-year, $100 million convertible note (the “2011 Note”) to Cascade.  The Company granted Cascade certain demand registration rights and piggyback registration rights with respect to the shares of Class A Stock issuable upon conversion of the 2011 Notes, pursuant to a Registration Rights Agreement, dated as of August 14, 2001, between the Company and Cascade.  The 2011 Note, due August 14, 2011, initially paid interest semi-annually at 6.5% for the first year and 6% thereafter and was convertible into the Company’s Class A Stock at $53 per share.  In August 2003, the interest rate on the 2011 Note was lowered to 5% and the conversion price was lowered by $1 per share to $52 per share.  On April 1, 2005 the Company repurchased $50 million, plus accrued interest.  On June 30, 2006, the Company and Cascade agreed to amend the terms of the 2011 Note, as follows: increase the coupon rate of interest to 6% from 5% and raise the conversion price to $53 per GBL share from $52 per share, both effective on September 15, 2006. In addition, the Company and Cascade agreed to extend the exercise date for Cascade's put option until May 15, 2007. The expiration date of the related letter of credit was extended to May 22, 2007 and a call option was included giving the Company the right to redeem the 2011 Note at 101% of its principal amount together with all accrued but unpaid interest thereon upon at least 30 days prior written notice, subject to certain provisions. The accounting for the change in the terms of the 2011 Note resulted in a debt discount of $632,500, which was amortized over the remaining life of the debt.  For the years ended December 31, 2010, 2009 and 2008, we amortized $52,000, $85,000 and $158,000, respectively, of the debt discount.  On April 18, 2007, the Company and Cascade amended the terms of the 2011 Note, to extend the exercise date for Cascade’s put option from May 15, 2007 to December 17, 2007 and to extend the expiration date of the related letter of credit to December 24, 2007.  The put option expired on December 17, 2007, the related letter of credit expired on December 24, 2007, and the collateral securing the letter of credit was released and became unrestricted Company assets as of that date.  An evaluation of these changes did not result in an additional debt discount.

On January 18, 2008, a registration statement on Form S-3 was declared effective by the SEC for the registration for resale by Cascade an aggregate of 943,396 shares of Class A Stock issuable upon conversion of the 2011 Note.  On January 22, 2008, Cascade elected to convert $10 million of the 2011 Note into 188,697 GBL shares.  Cascade requested that the remaining $40 million face value of notes be segregated into eight notes each with a face value of $5 million.  On May 28, 2010, the Company repurchased $20 million of the 2011 Note at 101% of par value plus accrued but unpaid interest from Cascade.  The redemption was accounted for as an extinguishment and resulted in a loss of approximately $256,000 which was included in interest and other expense on the consolidated statements of income.  On September 30, 2010, the Company redeemed the remaining $20 million of the 2011 Note at 101% of par value plus accrued but unpaid interest.  The redemption was accounted for as an extinguishment and resulted in a loss of approximately $241,000 which was included in interest and other expense on the consolidated statements of income.

6.5% Convertible note

On October 2, 2008, the Company issued and sold $60 million principal amount of a convertible promissory note due October 2, 2018 (“2018 Note”) to Cascade, pursuant to a Note Purchase Agreement (the “Purchase Agreement”).  The 2018 Note paid interest at a rate of 6.5% per annum and was convertible into shares of the Company's Class A Stock at an initial conversion price of $70 per share.  The terms of the 2018 Note called for adjusting the conversion price upon certain circumstances as described in the note agreement, including the payment of dividends in excess of $1.12 in any twelve month period.  As a result of the payment of the $2.00 dividend on December 15, 2009, the conversion price of the 2018 Note was changed to $66.89.  There was no accounting impact as a result of the adjustment to the conversion price.  The Company was required to repurchase the 2018 Note at the request of the holder on specified dates, as defined in the note agreement, and after certain circumstances involving a Change of Control or Fundamental Change and is subject to an escrow agreement (each as defined in the 2018 Note).  On October 2, 2008, in connection the issuance and sale of the 2018 Note, the Company entered into a First Amendment to the Registration Rights Agreement (the “First Amendment to Registration Rights Agreement”), granting Cascade similar rights as under the 2011 Note with respect to the shares of Class A Stock issuable upon conversion of the 2018 Note.  The proceeds from the sale of the 2018 Note were held in an escrow account established pursuant to an Escrow Agreement by and among the Company, Cascade and JP Morgan Chase Bank, National Association, as escrow agent (the “Escrow Agreement”).  The Escrow Agreement provided for the release to the Company of a pro rata portion of the escrowed funds upon conversion of the 2018 Note, based upon the principal amount of the 2018 Note that is converted into Class A Stock.  Cascade has the right to claim the escrowed funds upon a payment default by the Company under the 2018 Note.

On September 2, 2010, the Company and Cascade agreed to extend the exercise date of Cascade’s put option on the 2018 Note from October 2, 2010 to November 3, 2010 and to extend the escrow agreement that was entered into in connection with the 2018 Note.  On September 30, 2010, Cascade exercised its put option on the 2018 Note with respect to the entire $60 million.  On October 13, 2010, Cascade was paid $60.1 million of principal and accrued but unpaid interest, and the escrow agreement relating to the 2018 Note was terminated by mutual consent between the Company and Cascade.  The remaining funds in the escrow account of $62.3 million were no longer restricted and were sent to the Company.  The repayment was accounted for as an extinguishment of debt with no gain or loss recorded.

Zero coupon Subordinated debentures due December 31, 2015

On December 31, 2010, the Company issued $86.4 million in par value of five year zero coupon subordinated debentures due December 31, 2015 (“Debentures”) to its shareholders of record on December 15, 2010 through the declaration of a special dividend of $3.20 per share.  The Debentures have a par value of $100 and are callable at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed.  At December 31, 2010, the debt was recorded at its fair value of $59.6 million.

The fair value of the Company’s debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  At December 31, 2010 and 2009, the fair value of the Company’s debt is estimated to be $163.0 million and $204.2 million, respectively.  The carrying value of the Company’s debt at December 31, 2010 and 2009 is $158.6 million and $198.9 million, respectively.

I.   Equity

Voting Rights

The holders of Class A Stock and Class B Stock have identical rights except that (i) holders of Class A Stock are entitled to one vote per share, while holders of Class B Stock are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (ii) holders of Class A Stock are not eligible to vote on matters relating exclusively to Class B Stock and vice versa.

Stock Award and Incentive Plan

The Company maintains two Plans approved by the shareholders, which are designed to provide incentives which will attract and retain individuals key to the success of GBL through direct or indirect ownership of our common stock.  Benefits under the Plans may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards.  A maximum of 1.5 million shares of Class A Stock have been reserved for issuance under each of the Plans by a committee of the Board of Directors responsible for administering the Plans (“Compensation Committee”).  Under the Plans, the committee may grant RSAs and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine.

During 2008, the Company issued 6,000 options at exercise prices of $51.74 having a grant date fair value of $13.55 per share.  These options vest 75% after three years and 100% after four years from the date of grant and expire after ten years.

During 2010, 2009 and 2008, the Company issued 88,800, 15,000 and 25,000 RSAs, respectively, at grant date fair values of $40.64, $29.06 and $45.14 per share, respectively.  As of December 31, 2010, there are 123,100 RSA shares outstanding that were issued at an average grant price of $38.87.  All grants of RSAs were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee of the Company's Board of Directors.  This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

During 2010, the Board of Directors of the Company approved the acceleration of the vesting of the 70% tranche of the RSAs granted in 2007 to December 7, 2010, resulting in recognition of $5.5 million in stock compensation expense during 2010 that would have been recorded in 2011 and 2012.  Additionally, the Board of Directors of the Company approved an offer to repurchase the newly vested RSAs from employees at fair value on one of two dates in December 2010.  As a result of this offer, 212,031 shares of the newly vested RSAs were repurchased for $10.1 million, or a weighted average of $47.80 per share.

A summary of the stock option and RSA activity for the years ended December 31, 2010 and 2009 is as follows:

	Options		RSAs
				Weighted Average
		Weighted Average		Grant Date
	Shares	Exercise Price	Shares	Fair Value

Outstanding at December 31, 2008	170,175	$32.60	369,900	$62.26
Granted	-	-	15,000	29.06
Forfeited	-	-	(24,800)	63.50
Exercised	(25,425)	23.67	-	-
Outstanding at December 31, 2009	144,750	34.17	360,100	60.79
Granted	-	-	88,800	40.64
Forfeited	-	-	(10,200)	50.73
Exercised / Vested	(53,850)	29.50	(315,600)	63.50
Outstanding at December 31, 2010	90,900	$36.93	123,100	$40.14

Shares available for future issuance at
December 31, 2010	800,075

At December 31, 2010 and 2009, there were exercisable outstanding stock options of 82,400 and 126,250, respectively.  The weighted average exercise price of the exercisable outstanding stock options at December 31, 2010 and 2009 was $35.77 per share and $32.77 per share, respectively.

The table below represents for various prices, the weighted average characteristics of outstanding employee stock options at December 31, 2010.

Exercise	Options	Weighted average remaining	Options currently	Exercise price of options
price	outstanding	contractual life	exercisable	currently exercisable
$28.95	34,900	2.17	34,900	$28.95
39.55	10,000	5.33	10,000	39.55
39.65	20,000	3.42	20,000	39.65
39.90	10,000	6.08	7,500	39.90
44.90	10,000	4.83	10,000	44.90
$51.74	6,000	7.33	-	$51.74

The weighted average estimated fair value of the options granted at their grant date using the Black-Scholes option-pricing model was as follows:

	2010 (a)	2009 (a)	2008

Weighted average fair value of options granted:	N/A	N/A	$ 13.55

Assumptions made:
Expected volatility	N/A	N/A	27%
Risk free interest rate	N/A	N/A	1.85%
Expected life	N/A	N/A	5 years
Dividend yield	N/A	N/A	0.23%
(a) The Company did not grant any options in 2010 or 2009.

The expected volatility reflects the volatility of GBL stock over a period of approximately four years, prior to each respective grant date, based on month-end prices.  The expected life reflected an estimate of the length of time the employees are expected to hold the options, including the vesting period, and is based, in part, on actual experience with other grants.  The dividend yield for the grants reflected the assumption of a $0.03 per share quarterly dividend.  The weighted average remaining contractual life of the outstanding options at December 31, 2010 was 3.86 years.

The total compensation costs related to non-vested awards not yet recognized is approximately $2.5 million as of December 31, 2010.  This will be recognized as expense in the following periods:

2011	2012	2013	2014	2015
$ 732,000	$ 689,000	$ 536,000	$ 379,000	$ 158,000

For the years ended December 31, 2010, 2009 and 2008, the Company recorded approximately $10.6 million, $5.1 million and $4.9 million, respectively, in stock based compensation expense which resulted in the recognition of tax benefits of approximately $3.6 million, $1.9 million and $1.9 million, respectively.  The $10.6 million for the year ended December 31, 2010 is net of a $0.5 million reversal of expense recorded for the forfeiture of a single grant and includes $5.5 million in stock compensation expense as a result of the acceleration of the 70% tranche of the RSAs granted in 2007.  There were no comparable reversals or acceleration in the years ended December 31, 2009 and 2008.

For the years ended December 31, 2010, 2009 and 2008, the Company received approximately $1.6 million, $608,000 and $666,000, respectively, from the exercise of stock options which resulted in tax benefits of $216,000, $168,000 and $10,000, respectively.

Stock Repurchase Program

In 1999, the Board of Directors established the Stock Repurchase Program through which the Company has been authorized to purchase up to $9 million of Class A Stock.  During 2008, the Board of Directors authorized additional repurchases of 500,000 shares in May and 400,000 shares in August.  During 2010, the Board of Directors authorized additional repurchases of 500,000 shares in May.  In 2010, 2009 and 2008, we repurchased 684,003 shares, 156,500 shares and 896,525 shares, respectively, at an average price of $44.15 per share, $44.91 per share and $43.93 per share, respectively.  There remain 524,333 shares available under this program at December 31, 2010.  Under the program, the Company has repurchased 6,893,086 shares at an average price of $40.33 per share and an aggregate cost of $278.0 million through December 31, 2010.

Dividends

During 2010, the Company paid cash dividends of $1.82 per share to class A and class B shareholders totaling $49.4 million and paid $3.20 of principal value per share in the form of a five-year, zero coupon subordinated debenture due December 31, 2015.  For dividend accounting purposes the debenture was valued at $2.21 per share.  During 2009, the Company paid dividends of $2.13 per share to class A and class B shareholders totaling $58.8 million, including the Teton distribution of approximately $0.01.  During 2008, the Company paid dividends of $2.02 per share to class A and class B shareholders totaling $56.2 million.  Under the terms of the RSA agreements, we accrue dividends, less estimated forfeitures, for RSA grantees from the date of grant but these dividends are held for grantees who are not entitled to receive dividends until their awards vest and only if they are still employed by the Company at those dates. As of December 31, 2010 and 2009, dividends accrued on RSAs not yet vested were approximately $174,000 and $1.4 million, respectively.

Shelf Registration

In August 2009, the SEC declared effective the Company’s $400 million “shelf” registration statement on Form S-3.  This provides the Company flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount of $400 million.

J. Capital Lease

On December 5, 1997, prior to the Offering in 1999, the Company entered into a fifteen-year lease, expiring on April 30, 2013, of office space from an entity controlled by members of the Chairman's family.  On September 15, 2008, the Company modified and extended its lease with M4E, LLC, the Company’s landlord at 401 Theodore Fremd Ave, Rye, NY.  The lease term was extended to December 31, 2023, and the base rental was established at $18 per square foot, or $1.1 million, for 2009, an increase from $14.83 per square foot for 2008.  From January 1, 2010 through December 31, 2023, the base rental will be determined by the change in the consumer price index for the New York Metropolitan Area for November of the immediate prior year with the base period as November 2008 for the New York Metropolitan Area.  As a result of the lease term's extension, the present value of net obligations increased by approximately $3.0 million.

The lease has been accounted for as a capital lease as it transfers substantially all the benefits and risks of ownership to GBL.  The Company has recorded the leased property as an asset and a capital lease obligation for the present value of the obligation of the leased property.  The leased property is amortized over the fifteen-year lease term on a straight-line basis. The capital lease obligation is amortized over the same term using the interest method of accounting.  Capital lease improvements are amortized from the date of expenditure through the end of the lease term or the useful life, whichever is shorter, on a straight-line basis.  The lease provides that all operating expenses relating to the property (such as property taxes, utilities and maintenance) are to be paid by the lessee, GBL.  These are recognized as expenses in the periods in which they are incurred.  Accumulated amortization on the leased property was approximately $3.3 million and $3.0 million at December 31, 2010 and 2009, respectively.

Future minimum lease payments for this capitalized lease at December 31, 2010 are as follows:

(In thousands)
2011	$1,104
2012	1,080
2013	1,080
2014	1,080
2015	1,080
Thereafter	8,640
Total minimum obligations	14,064
Interest	8,867
Present value of net obligations	$5,197

Lease payments under this agreement amounted to approximately $1.1 million, $1.1 million and $890,000 for each of the years ended December 31, 2010, 2009 and 2008, respectively.  The capital lease contains an escalation clause tied to the change in the New York Metropolitan Area Consumer Price Index which may cause the future minimum payments to exceed $1,080,000 annually.  Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $1.6 million due over the next thirteen years, which are due from affiliated entities.  Total minimum obligations exclude the operating expenses to be borne by the Company, which are estimated to be approximately $860,000 per year.

K.  Commitments and Contingencies

We rent office space under leases which expire at various dates through May 2013.  Future minimum lease commitments under these operating leases as of December 31, 2010 are as follows:

(In thousands)
2011	$369
2012	131
2013	67
2014	-
2015	-
Total	$567

Equipment rentals and occupancy expense amounted to approximately $2.6 million, $2.5 million and $3.0 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

L.  Related Party Transactions

The following is a summary of certain related party transactions.

GGCP Holdings LLC owns a majority of our Class B Stock, representing approximately 94% of the combined voting power and 73% of the outstanding shares of our common stock at December 31, 2010.

Capital Lease

We lease an approximately 60,000 square foot building located at 401 Theodore Fremd Avenue, Rye, New York as our headquarters (the “Building”) from an entity controlled by members of the Chairman’s family.  Under the lease for the Building, which expires on December 31, 2023, we are responsible for all operating expenses, costs of electricity and other utilities and taxes.  For 2010, the rent was $1,088,907 or $18.15 per square foot, and will increase to $1,103,567, or $18.39 per square foot, for the period January 1, 2011 through December 31, 2011.  For 2009 and 2008, the rent was $1,080,000, or $18.00 per square foot, and $889,570, or $14.83 per square foot, respectively.

We sub-lease approximately 3,300 square feet in the Building to LICT Corporation, a company for which Mr. Gabelli serves as Chairman and CEO, which pays rent at the rate of $28 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses.  The total amounts paid in 2010, 2009, and 2008 for rent and other expenses under this lease were $112,087, $113,730, and $117,169, respectively.  Concurrent with the extension of the lease on the Building, we and LICT Corporation further agreed to extend the term of the sub-lease until December 2023 on the same terms and conditions.  As of July 1, 2008, we also sub-lease approximately 1,600 square feet in the Building to Teton.  Teton pays rent at the rate of $37.75 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses.  The total amounts paid in 2010, 2009 and 2008 for rent and other expenses under this lease were $66,911, $66,911 and $33,456, respectively, and were recorded in other operating expenses on the consolidated statements of income.

Investment Advisory Services

GAMCO, has entered into agreements to provide advisory and administrative services to MJG Associates, Inc., which is wholly-owned by Mr. Gabelli, and to GSI, a majority-owned subsidiary of the company, with respect to the private investment funds managed by each of them.  Pursuant to such agreements, GSI and MJG Associates, Inc. paid GAMCO $50,000 and $10,000, respectively, (excluding reimbursement of expenses) for each of the years 2010, 2009, and 2008.  For 2010, 2009 and 2008, Manhattan Partners I, L.P. and Manhattan Partners II, L.P., investment partnerships for which John Gabelli Inc., an entity owned by John Gabelli, a brother of our Chairman, is the general partner, paid GAMCO investment advisory fees in the amount of $19,870, $24,242 and $47,380, respectively, and Manhattan Partners I, L.P. paid management fees in the amount of $9,974, $9,002 and $19,518, respectively, to the general partners of Gemini Global Partners, L.P.  In addition, an entity that Mr. John Gabelli’s wife is the sole shareholder of is the co-general partner of S.W.A.N. Partners, LP (“S.W.A.N.”).  S.W.A.N. paid GAMCO investment advisory fees in the amount of $30,826, $26,929 and $36,134 for 2010, 2009 and 2008, respectively, and is included in investment advisory and incentive fees on the consolidated statements of income.

Gabelli Securities International Limited (“GS International”) was formed in 1994 to provide management and investment advisory services to offshore funds and accounts.  Mr. Marc Gabelli, who had various responsibilities within several of our subsidiaries and is the son of our Chairman, owns 55% of GS International and GSI owns the remaining 45%.  In 1994, Gabelli International Gold Fund Limited (“GIGFL”), an offshore investment company investing primarily in securities of issuers with gold-related activities, was formed and GS International entered into an agreement to provide management services to GIGFL.  GSI in turn entered into an agreement with GS International to provide investment advisory services to GIGFL in return for receiving all investment management fees paid by GIGFL.  Pursuant to such agreement, GSI received investment management fees of $50,337 and $267,238 in incentive fees for 2010.  Comparable amounts for 2009 were $39,326 and $0, respectively, and for 2008 they were $60,921 and $0, respectively.  As of December 31, 2010 and 2009, there were $1,701 and $2,808, respectively, payable to GIGFL included in accrued expenses and other liabilities on the consolidated statements of financial condition relating to management fees.  At December 31, 2010, there was $267,238 receivable from GIGFL included in investment advisory fees receivable on the consolidated statements of financial condition.

In April 1999, Gabelli Global Partners, Ltd. (“GGP Ltd.”), an offshore investment fund, was incorporated.  GS International and Gemini Capital Management, LLC (“Gemini”), an entity owned by Mr. Marc Gabelli, were engaged by GGP Ltd. as investment advisors as of July 1, 1999.  GGP Ltd. paid half of the management fees and incentive fees for 2010 in the amounts of $45,928 and $61,808, respectively, to GS International.  GS International in turn paid GSI $15,680 and $28,197 in management and incentive fees, respectively.  For 2010, Gemini received half of the management fees and incentive fees paid by GGP Ltd. in the amounts of $45,928 and $61,808, respectively.  GGP Ltd. paid half of the management fees for 2009 in the amounts of $42,628 to GS International, which amounts it in turn paid to GSI for services provided.  Therefore, for 2009, Gemini received half of the management fee by GGP Ltd. in the amount of $42,628.  For 2009 there was no incentive fee paid.  For 2008, the fund paid half of the management fees and incentive fees in the amounts of $41,710 and $85,028, respectively, to GS International, with equal amounts being received by Gemini.  As of December 31, 2010 and 2009, there were $15,680 and $21,198, respectively, receivable from GGP Ltd. included in investment advisory fees receivable on the consolidated statements of financial condition.

In April 1999, GSI formed Gabelli Global Partners, L.P., an investment limited partnership for which GSI and Gemini are the general partners.  In March 2002, Gabelli Global Partners, L.P. changed its name to Gemini Global Partners, L.P.  Gemini received half of the management fee paid by the partnership to the general partners in the amount of $81,735 and half of incentive fee earned by the general partners in the amount of $74,429 for 2010. Comparable amounts for 2009 were $78,459 and $27,025, respectively, and comparable amounts for 2008 were $87,759 and $74,024, respectively.  As of December 31, 2010 and 2009, there were $62,188 and $67,730, respectively, receivable from Gemini Global Partners, L.P. included in investment advisory fees receivable on the consolidated statements of financial condition.

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

We serve as the investment advisor for the Funds and earn advisory fees based on predetermined percentages of the average net assets of the Funds.  In addition, Gabelli & Company has entered into distribution agreements with each of the Funds.  As principal distributor, Gabelli & Company incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a distribution fee from the Funds or reimbursement from the investment advisor.  Gabelli & Company earns a majority of its commission revenue from transactions executed on behalf of clients of affiliated companies.  Advisory and distribution fees receivable from the Funds were approximately $28.2 million and $26.9 million at December 31, 2010 and 2009, respectively.  GBL earned approximately $1.6 million, $1.8 million and $1.7 million in 2010, 2009 and 2008, respectively, in advisory fee revenues and approximately $16,000, $12,000 and $18,000 in 2010, 2009 and 2008, respectively, in distribution fees from our proprietary investments in the Funds which are included in investment advisory and incentive fees and distribution fees and other income, respectively, on the consolidated statements of income.

Investments in Securities

At December 31, 2010 and December 31, 2009, approximately $90 million and $107 million, respectively, of our proprietary investment portfolio were managed by our analysts or portfolio managers other than Mr. Gabelli.  The individuals managing these accounts receive 20% of the net profits, if any, earned on the accounts; however, some of the analysts are required to meet a hurdle rate of 5% before earning this 20% payout.  A son of the Chairman, was given responsibility in August 2006 for managing an account with up to $50 million of our proprietary investments, which account was funded with approximately $40 million during 2006, for which he would be paid on an annual basis 20% of any net profits earned on the account for the year.  During 2009, $20 million was transferred from this account back to the firm’s proprietary account and is no longer subject to the 20% payout.  For 2010, he earned approximately $174,000 for managing this account.  For 2009 and 2008, there were no earnings for managing this account.

We had an aggregate investment in the Funds of approximately $217.3 million and $399.3 million at December 31, 2010 and 2009, respectively, of which approximately $152.1 million and $336.9 million was invested in an affiliated money market mutual fund, included in cash and cash equivalents, at December 31, 2010 and 2009, respectively.  GBL earned approximately $189,000, $873,000, and $5.2 million in 2010, 2009 and 2008, respectively, in dividend income from our investment in our money market mutual fund. Distributions from investments in our equity Funds, which are included within interest and dividend income on the consolidated statements of income, were approximately $1.2 million, $653,000, and $1.9 million, in 2010, 2009 and 2008, respectively.

Compensation

Immediately preceding the Offering and in conjunction with the Reorganization, GBL and our Chairman and CEO entered into an employment agreement.  Under the employment agreement and the amended agreement described below, we will pay the Chairman and CEO, or his designee, 10% of our aggregate pre-tax profits while he is an executive of GBL and devoting the substantial majority of his working time to the business of GBL.

On February 6, 2008, Mr. Gabelli entered into an amended and restated employment agreement (the “2008 Employment Agreement”) which was approved by the GBL shareholders on November 30, 2007 and which limits his activities outside of GBL.  The 2008 Employment Agreement amended Mr. Gabelli’s employment agreement primarily by (i) eliminating outdated provisions, clarifying certain language and reflecting our name change, (ii) revising the term of the employment agreement from an indefinite term to automatically renewed one-year periods in perpetuity following the initial three-year term unless either party gives 90 days written notice prior to the expiration of the annual term following the initial three-year term, (iii) allowing for services to be performed for former subsidiaries that are spun off to shareholders or otherwise cease to be subsidiaries in similar transactions, (iv) allowing new investors in the permitted outside accounts if all of the performance fees, less expenses, generated by assets attributable to such investors are paid to us, (v) allowing for the management fee to be paid directly to Mr. Gabelli or to an entity designated by him, and (vi) adding certain language to ensure that the 2008 Employment Agreement is construed to avoid the imposition of any tax pursuant to Section 409A of the Code.
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

Mr. Gabelli has agreed that while he is employed by us he will not provide investment management services outside of GAMCO, except for certain permitted accounts.  The 2008 Employment Agreement may not be amended without the approval of the Compensation Committee.

The Chairman and CEO received compensation in the form of a management fee for managing the Company.  Additionally, he earns compensation for acting as portfolio manager and/or attracting and providing client service to a large number of GAMCO's Institutional and Private Wealth Management clients, for creating and acting as portfolio manager of several open-end funds, for creating and acting as portfolio manager of the closed-end funds and for providing other services, including acting as portfolio and relationship manager of investment partnerships.

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

For 2010, 2009, and 2008, we incurred variable costs of $324,000, $300,000, and $300,000, respectively, for actual usage (but not the fixed costs) relating to our use of aircraft in which GGCP owns the fractional interests.

As required by our Code of Ethics, our staff members are required to maintain their brokerage accounts at Gabelli & Company unless they receive permission to maintain an outside account.  Gabelli & Company offers its entire staff the opportunity to engage in brokerage transactions at discounted rates.  Accordingly, many of our staff members, including the executive officers or entities controlled by them, have brokerage accounts at Gabelli & Company and have engaged in securities transactions at discounted rates.

Gabelli & Company also participates in syndicated underwriting activities, some of which involve the issuance of preferred or common shares of Gabelli closed-end funds.  During 2010, Gabelli & Company acted as agent in the secondary offerings of the Gabelli Global Gold, Natural Resources & Income Trust.  During 2009, Gabelli & Company acted as the dealer manager for The GDL Fund’s Series A Cumulative Callable Preferred Share Rights Offering and as agent in the secondary offerings of the Gabelli Global Gold, Natural Resources & Income Trust.  For 2008, Gabelli & Company did not participate in any syndicated underwritings.  During 2010, 2009 and 2008 there were $3.8 million, $4.1 million and $0, respectively, included in institutional research services on the consolidated statements of income.

GBL and Teton entered into a transitional administrative and management service agreement in connection with the spin-off of Teton from GBL that formalized certain arrangements.  Teton pays to GBL .20% on the average net assets of the mutual funds managed by Teton as compensation for providing mutual fund administration services and $15,000 per month for various administrative services.  Prior to the spin-off these fees were eliminated.  During 2010 and 2009, there was $1.2 million and $886,000, respectively, included in distribution fees and other income on the consolidated statements of income.  This agreement may be revised going forward.

M.  Financial Requirements

As a registered broker-dealer, Gabelli & Company is subject to Uniform Net Capital Rule 15c3-1 (the “Rule”) of the SEC.  Gabelli & Company computes its net capital under the alternative method permitted by the Rule which requires minimum net capital of $250,000.  The Company has consistently met or exceeded this requirement.

In connection with the registration of our subsidiary, GAMCO Asset Management (UK) Limited with the Financial Services Authority, the Company is required to maintain a minimum Liquid Capital Requirement of £267,000 ($413,000 at December 31, 2010), and an Own Funds Requirement of €50,000 ($66,000 at December 31, 2010).  We have consistently met or exceeded these requirements.

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

O.  Profit Sharing Plan and Incentive Savings Plan

The Company has a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all employees.  Company contributions to the plans are determined annually by the Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code.  The Company accrued contributions of approximately $67,000, $79,000 and $61,000 to the plans for the years ended December 31, 2010, 2009 and 2008, respectively.

P. Goodwill and Identifiable Intangible Asset

The Company assesses the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant, using a discounted cash flow method.  At December 31, 2010 and 2009, $3.5 million of goodwill is reflected on the consolidated statements of financial condition related to a 93%-owned subsidiary, GSI.  At November 30, 2010 and November 30, 2009, management conducted its annual assessments of the recoverability of goodwill and determined that there was no impairment of goodwill on GBL’s consolidated financial statements.

On March 10, 2008, the Enterprise Mergers and Acquisitions Fund's Board of Directors, subsequent to obtaining shareholder approval, approved the assignment of the advisory contract to Funds Advisor as the investment advisor to the fund.  GAMCO had been the sub-advisor to the fund.  On July 8, 2008, the fund was renamed the Gabelli Enterprise Merger and Acquisitions Fund.  The amount paid for the assignment of the advisory contract was calculated based upon AUM on the six-month anniversary date subject to certain minimums.  As a result of becoming the advisor to the rebranded Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset within other assets on the consolidated statements of financial condition at both December 31, 2010 and 2009.  The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2012.

At November 30, 2008, management conducted its annual assessments of the recoverability of its identifiable intangible asset and determined that it was impaired due to the decline in AUM in the fund since it was acquired.  As a result of this assessment, an impairment charge of approximately $1.5 million was recorded in other operating expenses on the consolidated statements of income for the year ended December 31, 2008 reducing this intangible asset to $1.9 million.  At November 30, 2010 and 2009, management conducted its annual assessment and determined that there was no further impairment of the remaining identifiable intangible asset.

Q.  Other Matters

From time to time, the Company is named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions or other relief.  The Company cannot predict the ultimate outcome of such matters.  The consolidated financial statements include the necessary provision for losses that are deemed to be probable and estimable.  In the opinion of management, the resolution of such claims will not be material to the financial condition of the Company.
In September 2008, Gabelli Funds, LLC (“Gabelli Funds”) reached agreement in principle with the staff of the Securities and Exchange Commission (“SEC”), subject to Commission approval, on a previously disclosed matter that had been ongoing for several years involving compliance with Section 19(a) of the Company Act and Rule 19a-1 there under by two closed-end funds.  The agreement was finalized with the Commission on January 12, 2009.  The provisions of Section 19(a) of Rule 19a-1 require registered investment companies, when making a distribution in the nature of a dividend from sources other than net investment income, to contemporaneously provide written statements to shareholders that adequately disclose the source or sources of such distribution.  While the two funds sent annual statements and provided other materials containing this information, the shareholders did not receive the notices required by Rule 19a-1 with any of the distributions that were made for 2002 and 2003.  Gabelli Funds believes that the funds have been in compliance with Section 19(a) and Rule 19a-1 since the beginning of 2004.  As part of the settlement, in which Gabelli Funds neither admits nor denies the findings by the SEC, Gabelli Funds paid a civil monetary penalty of $450,000, which is included in other operating expenses on the consolidated statements of income, and agreed to cease and desist from causing violations of Section 19(a) and Rule 19a-1.  In connection with the settlement, the SEC noted the remedial actions previously undertaken by Gabelli Funds.

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

The Company indemnifies the clearing brokers of Gabelli & Company for losses they may sustain from the customer accounts that trade on margin introduced by our broker-dealer subsidiary.  At December 31, 2010, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements, and believes the likelihood of a claim being made is remote.  The Company’s estimate of the value of such agreements is de minimis, and therefore an accrual has not been made on the consolidated financial statements.

R.  Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2010 and 2009 is presented below.

	2010
	1st	2nd	3rd	4th	Total
(In thousands, except per share data)
Revenues	$59,998	$62,499	$62,443	$95,440	$280,380
Operating income	19,370	22,580	19,509	29,570	91,029
Net income attributable to GAMCO
Investors, Inc.'s shareholders	13,726	8,049	20,106	26,911	68,792
Net income attributable to GAMCO
Investors, Inc.'s shareholders per share:
Basic	0.50	0.30	0.75	1.00	2.55
Diluted	$0.50	$0.30	$0.73	$0.99	$2.52

	2009
	1st	2nd	3rd	4th	Total

Revenues	$43,359	$45,171	$51,582	$78,002	$218,114
Operating income	11,502	12,661	16,860	31,187	72,210
Net income attributable to GAMCO
Investors, Inc.'s shareholders	8,212	13,316	14,651	19,354	55,533
Net income attributable to GAMCO
Investors, Inc.'s shareholders per share:
Basic	0.30	0.49	0.54	0.71	2.03
Diluted	$0.30	$0.48	$0.53	$0.70	$2.02

S.  Subsequent Events

On January 15, 2011, the Company issued 193,900 RSAs to its professional staff at a price of $48.85.  The RSAs will vest 30% over three years from the date of grant and 70% over five years from the date of grant.

On January 26, 2011, Gabelli Funds, LLC raised $370 million through an offering of a new closed-end fund, the Gabelli Natural Resources, Gold & Income Trust (NYSE: GNT), an income fund targeting an attractive monthly distribution using a call writing strategy on a portfolio composed primarily of equity securities of commodity related companies.  In connection with this offering the Company will record approximately $4.7 million for a one-time pre-tax charge in first quarter 2011.

On February 8, 2011, the Board of Directors declared a regular quarterly dividend of $0.03 per share to all of its shareholders, payable on March 15, 2011 to shareholders of record on March 29, 2011.

On February 8, 2011, the Company issued 3,300 RSAs at a price of $45.77.  The RSAs will vest 30% over three years from the date of grant and 70% over five years from the date of grant.

From January 1, 2011 to February 22, 2011, the Company repurchased 20,286 shares at $46.20 per share.  This brings the remaining authorization under the stock repurchase program to 504,047 shares at February 22, 2011.

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

(b) Management’s Report on Internal Control Over Financial Reporting

GBL's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Management, with the participation of the principal executive officer and under the supervision of the principal financial officer, of the Company conducted an evaluation of the effectiveness of the GBL's internal control over financial reporting as of December 31, 2010, as required by Rule 13a-15(c) of the Exchange Act.  There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives.  In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, management concluded that, as of December 31, 2010, the Company maintained effective internal control over financial reporting.  The independent registered public accounting firm that audited the consolidated financial statements included in the annual report containing the disclosure required by this Item has issued an attestation report on the Company's internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors and Executive Officers of GBL and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the our definitive proxy statement for our 2010 Annual Meeting of Shareholders (the “Proxy Statement”).

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

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2010 Annual Meeting, GBL also submitted to the New York Stock Exchange (“NYSE”) a certification by our Chief Executive Officer that he is not aware of any violations by GBL of the NYSE corporate governance listing standards as of the date of the certification.

ITEM 11: EXECUTIVE COMPENSATION

Information required by Item 11 is included in our Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is included in our Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is included in our Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.2	Amended Bylaws of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated May 28, 2010 filed with the Securities and Exchange Commission on May 28, 2010).

4.1
Specimen of Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on January 29, 1999).

4.2 4.3
Indenture, dated as of December 31, 2010, between GAMCO Investors, Inc. and Computershare Trust Company, N.A., as Trustee.  (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated January 6, 2011 filed with the Securities and Exchange Commission on January 6, 2011).

Form of Note (included in Exhibit 4.7).  (Incorporated by reference to Exhibit 4.2 to the Company's Report on Form 8-K dated January 6, 2011 filed with the Securities and Exchange Commission on January 6, 2011).

10.1
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

10.5
Employment Agreement between the Company and Mario J. Gabelli. (Incorporated by reference to Exhibit 10.1 to Company's Report on Form 8-K dated February 7, 2008 filed with the Securities and Exchange Commission on February 7, 2008).

10.6
Exchange and Standstill Agreement, dated May 31, 2006, between the Company and Frederick J. Mancheski (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 8, 2006.)

10.7
Registration Rights Agreement, dated May 31, 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 8, 2006).

12.1	Computation of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (included on page 96 of this Report).

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

 (b)  Reports on Form 8-K:

We filed the following Current Reports on Form 8-K during the three months ended December 31, 2010.

1. 2.
Current Report on Form 8-K, dated October 1, 2010 disclosing that Cascade notified GAMCO that it was electing to exercise the put option of the 2018 Note.

Current Report on Form 8-K, dated November 8, 2010 containing the press release disclosing the declaration of a regular dividend of $0.03 per share and a special dividend of $0.80 per share in cash and $3.20 of principal per share in the form of a debenture.

3. 4. 5. 6.

Current Report on Form 8-K, dated November 8, 2010 containing the press release disclosing our operating results for the third quarter ended September 30, 2010.

Current Report on Form 8-K, dated November 9, 2010 disclosing that the Board of Directors of GAMCO had approved the acceleration of vesting of the seventy percent (70%) tranche of the RSAs issued on December 7, 2007 to December 7, 2010.

Current Report on Form 8-K, dated November 29, 2010 containing the press release disclosing the record and payable dates of the special dividend of $0.80 per share in cash and $3.20 of principal per share in the form of a debenture.

Current Report on Form 8-K, dated December 2, 2010 disclosing that of the 315,600 RSA shares from the 2007 RSA grant, approximately 109,000 shares were surrendered by employees to satisfy income and payroll taxes and 94,000 shares will be purchased by GAMCO from employees during December 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on February 15, 2011.

GAMCO INVESTORS, INC.

By:/s/ Kieran Caterina	By:/s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Principal Accounting Officer	Title: Co-Principal Accounting Officer

Date: February 22, 2011	Date: February 22, 2011

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Kieran Caterina, Diane M. LaPointe and Christopher J. Michailoff and each of them, their true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for them in their name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mario J. Gabelli	Chairman of the Board,	February 22, 2011
Mario J. Gabelli	Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ Jeffrey M. Farber	Executive Vice-President and	February 22, 2011
Jeffrey M. Farber	Chief Financial Officer
(Principal Financial Officer)
/s/ Kieran Caterina	Co-Principal Accounting	February 22, 2011
Kieran Caterina	Officer

/s/ Diane M. LaPointe	Co-Principal Accounting	February 22, 2011
Diane M. LaPointe	Officer

/s/ Edwin L. Artzt	Director	February 22, 2011
Edwin L. Artzt

/s/ Raymond C. Avansino, Jr.	Director	February 22, 2011
Raymond C. Avansino, Jr.

/s/ Richard L. Bready	Director	February 22, 2011
Richard L. Bready

/s/ Eugene R. McGrath	Director	February 22, 2011
Eugene R. McGrath

/s/ Robert S. Prather, Jr.	Director	February 22, 2011
Robert S. Prather, Jr.

/s/ Elisa M. Wilson	Director	February 22, 2011
Elisa M. Wilson