Form 10-Q
period 2011-03-31
GAMCO INVESTORS, INC. ET AL
filed 2011-05-09
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

(914) 921-3700
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at April 30, 2011
Class A Common Stock, .001 par value	6,860,757
Class B Common Stock, .001 par value	20,190,140

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended March 31, 2011 and 2010

Condensed Consolidated Statements of Financial Condition:
- March 31, 2011
- December 31, 2010
- March 31, 2010

Condensed Consolidated Statements of Equity and Comprehensive Income:
- Three months ended March 31, 2011 and 2010

Condensed Consolidated Statements of Cash Flows:
- Three months ended March 31, 2011 and 2010

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenues
Investment advisory and incentive fees	$62,911	$49,342
Institutional research services	3,649	3,424
Distribution fees and other income	10,345	7,232
Total revenues	76,905	59,998
Expenses
Compensation	33,417	26,213
Management fee	3,113	2,448
Distribution costs	13,429	7,031
Other operating expenses	6,186	4,936
Total expenses (a)	56,145	40,628

Operating income	20,760	19,370
Other income (expense)
Net gain from investments	8,740	5,232
Interest and dividend income	1,936	815
Interest and other expense	(2,867)	(3,292)
Total other income (expense), net	7,809	2,755
Income before income taxes	28,569	22,125
Income tax provision	10,288	8,294
Net income	18,281	13,831
Net income attributable to noncontrolling interests	638	105
Net income attributable to GAMCO Investors, Inc.'s shareholders	$17,643	$13,726

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.66	$0.50

Diluted	$0.65	$0.50

Weighted average shares outstanding:
Basic	26,901	27,184

Diluted	27,008	28,148

Dividends declared:	$0.03	$0.03
(a) First quarter 2011 includes $5.6 million in costs directly related to the launch of a new closed-end fund.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	March 31,	December 31,	March 31,
	2011	2010	2010
ASSETS
Cash and cash equivalents, including restricted cash of $0, $0 and $62,265, respectively	$164,671	$169,601	$411,365
Investments in securities	345,616	305,486	177,001
Investments in partnerships	94,584	82,871	70,744
Receivable from brokers	43,308	46,621	25,368
Investment advisory fees receivable	24,992	44,660	18,858
Income tax receivable and deferred tax assets	302	325	-
Other assets	24,030	23,172	21,289
Total assets	$697,503	$672,736	$724,625

LIABILITIES AND EQUITY
Payable to brokers	$7,998	$1,554	$4,394
Income taxes payable and deferred tax liabilities	25,035	23,225	7,548
Capital lease obligation	5,151	5,182	5,239
Compensation payable	22,883	23,771	21,335
Securities sold, not yet purchased	15,550	19,299	9,063
Mandatorily redeemable noncontrolling interests	1,466	1,444	1,636
Accrued expenses and other liabilities	28,351	23,089	23,333
Sub-total	106,434	97,564	72,548

5.5% Senior notes (due May 15, 2013)	99,000	99,000	99,000
6% Convertible note (due August 14, 2011; repaid September 30, 2010)	-	-	39,873
6.5% Convertible note (due October 2, 2018; repaid October 13, 2010)	-	-	60,000
Zero coupon subordinated debentures, Face value: $86.4 million (due December 31, 2015)	60,697	59,580	-
Total liabilities	266,131	256,144	271,421

Redeemable noncontrolling interests	28,884	26,984	1,464
Commitments and contingencies (Note J)
Equity
GAMCO Investors, Inc. stockholders' equity
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
13,526,203, 13,255,503 and 13,119,776 issued, respectively; 6,872,333,
6,763,221 and 7,131,297 outstanding, respectively	13	13	13
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 20,190,140, 20,290,140 and 20,292,917 shares
outstanding, respectively	20	20	20
Additional paid-in capital	262,686	262,108	252,987
Retained earnings	387,101	370,272	423,374
Accumulated comprehensive income	27,900	25,389	20,871
Treasury stock, at cost (6,653,870, 6,492,282 and 5,988,479 shares, respectively)	(278,870)	(271,773)	(249,604)
Total GAMCO Investors, Inc. stockholders' equity	398,850	386,029	447,661
Noncontrolling interests	3,638	3,579	4,079
Total equity	402,488	389,608	451,740

Total liabilities and equity	$697,503	$672,736	$724,625

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
UNAUDITED
(In thousands)

For the three months ended March 31, 2011
		GAMCO Investors, Inc. shareholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling	Comprehensive
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests	Income
Balance at December 31, 2010	$3,579	$33	$262,108	$370,272	$25,389	$(271,773)	$389,608	$26,984	$-
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(839)	-
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	6,263	-
Deconsolidation of
Partnership	-	-	-	-	-	-	-	(4,103)	-
Net income	59	-	-	17,643	-	-	17,702	579	18,281
Net unrealized gains on
securities available for sale,
net of income tax ($1,460)	-	-	-	-	2,487	-	2,487	-	2,487
Foreign currency translation	-	-	-	-	24	-	24	-	24
Dividends declared ($0.03 per
share)	-	-	-	(814)	-	-	(814)	-	-
Stock based compensation
expense	-	-	578	-	-	-	578	-	-
Purchase of treasury stock	-	-	-	-	-	(7,097)	(7,097)	-	-
Balance at March 31, 2011	$3,638	$33	$262,686	$387,101	$27,900	$(278,870)	$402,488	$28,884	$20,792
Comprehensive income attributable
to noncontrolling interest									(638)
Total comprehensive income
attributable to GAMCO Investors, Inc.									$20,154

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
UNAUDITED
(In thousands)

For the three months ended March 31, 2010
		GAMCO Investors, Inc. shareholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling	Comprehensive
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests	Income
Balance at December 31, 2009	$4,043	$33	$251,591	$410,473	$19,088	$(241,567)	$443,661	$1,464	$-
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(475)	-
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	406	-
Net income	36	-	-	13,726	-	-	13,762	69	13,831
Net unrealized gains on
securities available for sale,
net of income tax ($1,067)	-	-	-	-	1,816	-	1,816	-	1,816
Foreign currency translation	-	-	-	-	(33)	-	(33)	-	(33)
Dividends declared ($0.03 per
share)	-	-	-	(825)	-	-	(825)	-	-
Stock based compensation
expense	-	-	1,383	-	-	-	1,383	-	-
Exercise of stock options
including tax benefit	-	-	13	-	-	-	13	-	-
Purchase of treasury stock	-	-	-	-	-	(8,037)	(8,037)	-	-
Balance at March 31, 2010	$4,079	$33	$252,987	$423,374	$20,871	$(249,604)	$451,740	$1,464	$15,614
Comprehensive income attributable
to noncontrolling interest									(105)
Total comprehensive income
attributable to GAMCO Investors, Inc.									$15,509

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Operating activities
Net income	$18,281	$13,831
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net gains from partnerships and affiliates	(2,977)	(2,352)
Depreciation and amortization	274	171
Stock based compensation expense	578	1,383
Deferred income taxes	1,649	277
Tax benefit from exercise of stock options	-	5
Foreign currency translation gain/(loss)	24	(33)
Fair value of donated securities	-	77
(Gains) on sales of available for sale securities	(101)	-
Amortization of discount on convertible debt	-	22
Accretion of zero coupon debentures	1,117	-
(Increase) decrease in assets:
Investments in trading securities	(44,589)	(17,980)
Investments in partnerships:
Contributions to partnerships	(6,583)	(11,129)
Distributions from partnerships	3,026	5,391
Receivable from brokers	(2,373)	4,704
Investment advisory fees receivable	19,798	16,827
Income tax receivable and deferred tax assets	23	-
Other assets	(1,129)	(6)
Increase (decrease) in liabilities:
Payable to brokers	6,444	3,999
Income taxes payable and deferred tax liabilities	(1,035)	(2,320)
Compensation payable	(891)	8,035
Mandatorily redeemable noncontrolling interests	23	14
Accrued expenses and other liabilities	6,531	(1,791)
Total adjustments	(20,191)	5,294
Net cash (used in) provided by operating activities	$(1,910)	$19,125

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Investing activities
Purchases of available for sale securities	$(4)	$(4)
Proceeds from sales of available for sale securities	101	-
Return of capital on available for sale securities	631	686
Increase in restricted cash	-	(7)
Net cash provided by investing activities	728	675

Financing activities
Contributions from redeemable noncontrolling interests	6,263	-
Redemptions of redeemable noncontrolling interests	(839)	(69)
Proceeds from exercise of stock options	-	8
Dividends paid	(814)	(825)
Purchase of treasury stock	(7,097)	(8,037)
Net cash used in financing activities	(2,487)	(8,923)
Effect of exchange rates on cash and cash equivalents	(10)	(48)
Net (decrease) increase in cash and cash equivalents	(3,679)	10,829
Cash and cash equivalents at beginning of period	169,601	338,270
Decrease in cash from deconsolidation of partnership	(1,251)	-
Cash and cash equivalents at end of period	$164,671	$349,099
Supplemental disclosures of cash flow information:
Cash paid for interest	$271	$3,447
Cash paid for taxes	$9,167	$9,969

Non-cash activity:
- On January 1, 2011, GAMCO Investors, Inc. was no longer determined to have control over one partnership which resulted in the deconsolidation of that partnership, and decreases of approximately $1,251 of cash and cash equivalents, $2,852 of net assets and $4,103 of noncontrolling interests.
- For the three months ended March 31, 2011 and March 31, 2010, the Company accrued RSA dividends of $7 and $10, respectively.
See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 from which the accompanying condensed consolidated financial statements were derived.

Certain items previously reported have been reclassified to conform to the current period’s condensed consolidated financial statements presentation.

Subsequent to the issuance of the Company’s second quarter 2010 Form 10-Q, filed with the SEC on August 5, 2010, the Company determined that pursuant to ASC 810, Consolidation, it should have presented the amount of comprehensive income attributable to noncontrolling interests and comprehensive income attributable to GAMCO in its consolidated statement of equity and comprehensive income.  The affected period includes the period ended March 31, 2010.  The accompanying consolidated statement of equity and comprehensive income for the period ended March 31, 2010 has been corrected to also include such information.  The Company believes this correction was not material to the consolidated financial statements taken as a whole.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Recent Accounting Developments

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements.  The guidance affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements.  The guidance requires new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  The guidance is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company adopted the applicable portions of this guidance on January 1, 2011 without a material impact to the consolidated financial statement disclosures.

 B.  Investment in Securities

Investments in securities at March 31, 2011, December 31, 2010 and March 31, 2010 consisted of the following:

	March 31, 2011		December 31, 2010		March 31, 2010
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$12,069	$12,076	$27,327	$27,288	$1,388	$1,348
Common stocks	210,956	225,589	158,455	170,374	68,071	74,573
Mutual funds	1,205	1,654	1,205	1,554	1,194	1,379
Convertible bonds	163	175	574	620	637	749
Preferred stocks	-	-	1,783	1,973	-	11
Other investments	465	476	1,559	1,350	367	142
Total trading securities	224,858	239,970	190,903	203,159	71,657	78,202

Available for sale securities:
Common stocks	16,835	37,408	16,835	37,139	17,063	34,655
Mutual funds	43,080	68,238	43,707	65,188	48,773	64,144
Total available for sale securities	59,915	105,646	60,542	102,327	65,836	98,799

Total investments in securities	$284,773	$345,616	$251,445	$305,486	$137,493	$177,001

Securities sold, not yet purchased at March 31, 2011, December 31, 2010 and March 31, 2010 consisted of the following:

	March 31, 2011		December 31, 2010		March 31, 2010
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Trading securities:	(In thousands)
Common stocks	$14,044	$15,550	$19,071	$19,299	$9,268	$9,052
Other	-	-	-	-	10	11
Total securities sold, not yet purchased	$14,044	$15,550	$19,071	$19,299	$9,278	$9,063

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at time of purchase are classified as cash equivalents.  A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses, reported in current period earnings.  Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of equity except for losses deemed to be other than temporary which are recorded as unrealized losses in the condensed consolidated statements of income.  There was no impairment of AFS securities for the three month periods ended March 31, 2011 and 2010.

The Company recognizes all derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments.  For the three months ended March 31, 2011 and 2010, the Company had derivative transactions in equity derivatives which resulted in net losses of $0 and $61,000, respectively.  At December 31, 2010 and March 31, 2010, we held derivative contracts on 403,000 equity shares and 6,000 equity shares, respectively, and the fair value was $1.0 million and $29,000, respectively; these are included in investments in securities in the condensed consolidated statements of financial condition.  At March 31, 2011, the Company did not hold any derivatives.  These transactions are not designated as hedges for accounting purposes, and therefore changes in fair values of these derivatives are included in net gain from investments in the condensed consolidated statements of income.

At March 31, 2011, December 31, 2010 and March 31, 2010, the fair value of common stock investments available for sale was $37.4 million, $37.1 million and $34.7 million, respectively.  The total unrealized gains for common stock investments available for sale securities with unrealized gains was $20.6 million, $20.3 million and $17.6 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.  There were no unrealized losses for common stock investments available for sale at March 31, 2011, December 31, 2010 or March 31, 2010.  At March 31, 2011, December 31, 2010 and March 31, 2010, the fair value of mutual fund investments available for sale with unrealized gains was $68.2 million, $65.2 million and $62.2 million, respectively.  At March 31, 2011 and December 31, 2010, there were no unrealized losses for mutual fund investments available for sale.  At March 31, 2010, the fair value of mutual fund investments available for sale with unrealized losses was $1.9 million.  The total unrealized gains for mutual fund investments available for sale securities with unrealized gains at March 31, 2011, December 31, 2010 and March 31, 2010 was $25.0 million, $21.5 million and $15.4 million, respectively.  The total unrealized losses for available for sale securities with unrealized losses was $0.1 million at March 31, 2010.

Unrealized changes to fair value, net of taxes, for the three months ended March 31, 2011 and 2010 of $2.5 million in gains and $1.8 million in gains, respectively, have been included in other comprehensive income, a component of equity, at March 31, 2011 and March 31, 2010.  Return of capital on available for sale securities for the three months ended March 31, 2011 and 2010 was $0.6 million and $0.7 million, respectively.  Proceeds from sales of investments available for sale were approximately $101,000 for the three month period ended March 31, 2011.  For the three months ended March 31, 2011, gross gains on the sale of investments available for sale amounted to $101,000; there were no gross losses on the sale of investments available for sale.  There were no sales of investments available for sale for the three months ended March 31, 2010.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	March 31, 2011			December 31, 2010			March 31, 2010
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Mutual Funds	$-	$-	$-	$-	$-	$-	$2,002	$(55)	$1,947

At March 31, 2010, there were two holdings in loss positions which were not deemed to be other-than-temporarily impaired because they passed scrutiny in our evaluation of the length of time that they had been in a loss position and our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at March 31, 2010 were mutual funds with diversified holdings across multiple companies and in most cases across multiple industries.  One holding was impaired for four consecutive months, and one holding was impaired for twelve consecutive months.  The fair value of these holdings at March 31, 2010 was $1.9 million.

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

We also have sponsored a number of investment vehicles where we are the investment manager in which we do not have an equity investment.  These vehicles are considered VIEs, and we are not the primary beneficiary because we do not absorb a majority of the entities’ expected losses or expected returns.  The Company has not provided any financial or other support to these entities.  The total assets of these entities at March 31, 2011, December 31, 2010 and March 31, 2010 were $9.8 million, $13.3 million and $10.5 million, respectively.  Our maximum exposure to loss as a result of our involvement with the VIEs is limited to the deferred carried interest that we have in one of the VIEs.  On March 31, 2011, December 31, 2010 and March 31, 2010, we had a deferred carried interest in one of the VIE offshore funds of approximately $48,000, $325,000 and $287,000, respectively, and it was included in investments in partnerships on the condensed consolidated statements of financial condition.  Additionally, as the general partner or investment manager to these VIEs, the Company earns fees for performing these roles.  These revenues are dependent upon the AUM levels in the VIEs and would vary depending on these AUMs and which would be reflected in the condensed consolidated statements of income, condensed consolidated statements of financial condition and condensed consolidated statements of cash flows.

In the case of two VIEs, we are determined to be the primary beneficiary of each because we absorb a majority of each entity’s expected losses and therefore they are consolidated in the financial statements.  The Company has an investment in these VIEs of $54.6 million.  The Company has not provided any financial or other support to these VIEs but does earn fees as the investment manager.  These VIEs have total assets of $96.9 million at March 31, 2011; $2.0 million is included in cash and cash equivalents, $77.0 million is included in investments in securities, $1.6 million is included in investments in partnerships and $16.3 million is included in receivable from brokers on the condensed consolidated statements of financial condition.  These assets may only be used to satisfy the obligations of the VIEs which include $12.3 million included in securities sold, not yet purchased, $2.2 million included in accrued expenses and other liabilities and $28.0 million included in redeemable noncontrolling interest.

On January 1, 2011, upon analysis of several factors, including the additional contribution of capital from unrelated third parties into a partnership that we consolidated for the year ended and as of December 31, 2010, we determined that the Company was no longer deemed to control the partnership, resulting in the deconsolidation of this partnership, effective January 1, 2011.  The deconsolidation did not result in the recognition of any gain or loss.  The Company continues to serve as the general partner and earns fees for this role, and it also maintains an investment in the deconsolidated partnership which is included in investments in partnerships on the condensed consolidated statements of financial condition and is accounted for under the equity method (which approximates fair value).

At March 31, 2011, December 31, 2010 and March 31, 2010, and for the three months ended March 31, 2011 and March 31, 2010, the Company consolidated two limited partnerships and one offshore fund (the “consolidated feeder funds”), that owned 100% of their offshore master funds.  The Company retained the specialized investment company accounting of the consolidated feeder funds in the Company’s consolidated financial statements.  Included in the investment in partnerships on the Company’s consolidated statement of financial condition as of March 31, 2011, December 31, 2010 and March 31, 2010, are $28.5 million $27.7 million, and $26.2 million, respectively, which represent the consolidated feeder fund’s proportionate investment in the master funds carried at fair value, at those dates.

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

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with the FASB’s guidance on fair value measurement.  The levels of the fair value hierarchy and their applicability to the Company are described below:

-
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date.  Level 1 assets include cash equivalents, government obligations, open and closed end funds and equities.

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

Investments in Partnerships – The Company’s investments include limited partner investments in consolidated feeder funds.  The Company considers the net asset value of the consolidated feeder fund to be the best estimate of fair value.  Investments in private funds that are redeemable at the measurement date or within the near term, are categorized in Level 2 of the fair value hierarchy.  These funds primarily invest in long and short investments in debt and equity securities that are traded in public and over-the-counter exchanges in the United States and are classified as Level 1 assets or liabilities in the funds’ financial statements.  We may redeem our investments in these funds monthly with 30 days’ notice.

The following table presents information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of March 31, 2011, December 31, 2010 and March 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2011 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2011
Cash equivalents	$161,946	$-	$-	$161,946
Investments in partnerships	-	28,473	-	28,473
Investments in securities:
AFS - Common stocks	37,408	-	-	37,408
AFS - Mutual funds	68,238	-	-	68,238
Trading - Gov't obligations	12,076	-	-	12,076
Trading - Common stocks	225,008	13	568	225,589
Trading - Mutual funds	1,654	-	-	1,654
Trading - Convertible bonds	175	-	-	175
Trading - Other	120	-	356	476
Total investments in securities	344,679	13	924	345,616
Total investments	344,679	28,486	924	374,089
Total assets at fair value	$506,625	$28,486	$924	$536,035
Liabilities
Trading - Common stocks	$15,550	$-	$-	$15,550
Securities sold, not yet purchased	$15,550	$-	$-	$15,550

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2010 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2010
Cash equivalents	$167,548	$-	$-	$167,548
Investments in partnerships	-	27,690	-	27,690
Investments in securities:
AFS - Common stocks	37,139	-	-	37,139
AFS - Mutual funds	65,188	-	-	65,188
Trading - Gov't obligations	27,288	-	-	27,288
Trading - Common stocks	170,204	23	147	170,374
Trading - Mutual funds	1,554	-	-	1,554
Trading - Convertible bonds	620	-	-	620
Trading - Preferred stocks	1,973	-	-	1,973
Trading - Other	72	1,000	278	1,350
Total investments in securities	304,038	1,023	425	305,486
Total investments	304,038	28,713	425	333,176
Total assets at fair value	$471,586	$28,713	$425	$500,724
Liabilities
Trading - Common stocks	$19,299	$-	$-	$19,299
Securities sold, not yet purchased	$19,299	$-	$-	$19,299

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2010 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2010
Cash equivalents	$410,798	$-	$-	$410,798
Investments in partnerships	-	26,202	-	26,202
Investments in securities:
AFS - Common stocks	34,655	-	-	34,655
AFS - Mutual funds	64,144	-	-	64,144
Trading - Gov't obligations	1,348	-	-	1,348
Trading - Common stocks	74,227	113	233	74,573
Trading - Mutual funds	1,379	-	-	1,379
Trading - Convertible bonds	749	-	-	749
Trading - Preferred stocks	-	-	11	11
Trading - Other	12	40	90	142
Total investments in securities	176,514	153	334	177,001
Total investments	176,514	26,355	334	203,203
Total assets at fair value	$587,312	$26,355	$334	$614,001
Liabilities
Trading - Common stocks	$9,052	$-	$-	$9,052
Trading - Other	-	11	-	11
Securities sold, not yet purchased	$9,052	$11	$-	$9,063

The following tables present additional information about assets and liabilities by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2011 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers
	31, 2010	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$147	$21	$-	$-	$21	$400	$-	$-	$568
Trading - Other	278	126	-	-	126	-	(48)	-	356
Total	$425	$147	$-	$-	$147	$400	$(48)	$-	$924

There were no transfers between any levels during the three months ended March 31, 2011.

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

There were no transfers between any levels during the three months ended March 31, 2010.

Unrealized Level 3 gains and/or losses included within net gain from investments in the condensed consolidated statements of income for the three months ended March 31, 2011 and 2010 were approximately $147,000 of gains and $33,000 of gains, respectively, for those Level 3 securities held at March 31, 2011 and 2010, respectively.

E. Debt

The fair value of the Company’s debt is estimated based on either quoted market prices for the same or similar issues or using market standard models depending on the characteristics of the debt issuance.  Inputs in these standard models include credit rating, maturity and interest rate.  A standard option pricing model is used to calculate the fair value of the conversion option embedded in the convertible debt with significant inputs including volatility of GBL stock, interest rates, dividend yield and maturity.  At March 31, 2011, December 31, 2010 and March 31, 2010, the fair value of the Company’s debt is estimated to be $159.6 million, $163.0 million and $208.5 million, respectively.  The carrying value of the Company debt at March 31, 2011, December 31, 2010 and March 31, 2010 is $159.7 million, $158.6 million and $198.9 million, respectively.

For the zero coupon subordinated debentures due December 31, 2015 the effective interest rate is 7.45%.

F. Income Taxes

The effective tax rate for the three months ended March 31, 2011 was 36.0% compared to the prior year quarter’s effective rate of 37.5%.  The effective tax rate reduction is primarily due to a larger tax deduction for interest expense related to the debentures issued in December 2010 and from a mix of other offsetting permanent items.

G. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
(in thousands, except per share amounts)	2011	2010
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$17,643	$13,726
Weighted average shares outstanding	26,901	27,184
Basic net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.66	$0.50

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$17,643	$13,726
Add interest expense on convertible notes, net of management
fee and taxes	-	339
Total	17,643	14,065

Weighted average share outstanding	26,901	27,184
Dilutive stock options and restricted stock awards	107	209
Assumed conversion of convertible notes	-	755
Total	27,008	28,148
Diluted net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.65	$0.50

H. Stockholders’ Equity

Shares outstanding were 27.1 million on both March 31, 2011 and December 31, 2010 and 27.4 million on March 31, 2010.

On February 8, 2011, our Board of Directors declared a quarterly dividend of $0.03 per share on its Class A Common stock (“Class A Shares”) and Class B Common stock (“Class B Shares”), payable on March 29, 2011 to shareholders of record on March 15, 2011.

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

Stock Award and Incentive Plan

The Company maintains two plans approved by the shareholders, which are designed to provide incentives which will attract and retain individuals key to the success of GAMCO through direct or indirect ownership of our common stock.  Benefits under the Plans may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards.  A maximum of 1.5 million shares of Class A Shares have been reserved for issuance under each of the plans.  With respect to stock options, the Compensation Committee may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine.  Options granted under the Plans vest 75% after three years and 100% after four years from the date of grant and expire after ten years.

On January 15, 2011, and February 9, 2011, the Company approved the granting of 193,900 restricted stock award (“RSA”) shares and 3,300 RSAs, respectively, at a grant date fair value of $48.85 per share and $45.77 per share, respectively.  On February 9, 2010, the Company approved the granting of 88,800 RSA shares at a grant date fair value of $40.64 per share to be issued on June 1, 2010.  As of March 31, 2011 and 2010, there were 293,800 RSA shares and 359,100 RSA shares, respectively, outstanding that were previously issued at an average weighted grant price of $45.54 and $60.78, respectively.  All grants of the RSAs were recommended by the Company's Chairman, who did not receive an RSA, and approved by the Compensation Committee.  This expense will be recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs are charged to retained earnings on the declaration date.

In the fourth quarter of 2010, the Board of Directors of the Company approved the acceleration of the vesting of certain RSAs resulting in the recognition of $5.5 million in stock compensation expense which would have been recorded in 2011 and 2012.

For the three months ended March 31, 2011 and 2010, we recognized stock-based compensation expense of $0.6 million and $1.4 million, respectively.  Stock-based compensation expense for RSAs and options for the years ended December 31, 2010 through December 31, 2016 (based on awards currently issued or granted) is as follows ($ in thousands):

	2010	2011	2012	2013	2014	2015	2016
Q1	$1,383	$577	$647	$646	$403	$366	$46
Q2	1,422	658	647	625	367	334	-
Q3	1,416	652	646	581	367	271	-
Q4	6,364	656	646	581	367	271	-
Full Year	$10,585	$2,543	$2,586	$2,433	$1,504	$1,242	$46

The total compensation costs related to non-vested restricted stock awards and options not yet recognized is approximately $9.8 million.  For the three months ended March 31, 2011, there were no options exercised.  For the three months ended March 31, 2010, proceeds from the exercise of 500 stock options were $8,000 resulting in a tax benefit to GAMCO of $5,000.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  On May 4, 2010, our Board of Directors authorized an incremental 500,000 shares to be added to the current buyback authorization.  For the three months ended March 31, 2011 and 2010, the Company repurchased 161,588 shares and 180,200 shares, respectively, at an average price per share of $43.91 and $44.58, respectively.  From the inception of the program through March 31, 2011, 7,054,674 shares have been repurchased at an average price of $40.41 per share.  At March 31, 2011, the total shares available under the program to be repurchased in the future were 362,745.

I. Goodwill and Identifiable Intangible Assets

The Company assesses the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant, using a discounted cash flow method and a market approach.  There were no indicators of impairment for the three months ended March 31, 2011 or 2010, and as such there was no impairment analysis performed or charge recorded.  At March 31, 2011, $3.5 million of goodwill is reflected on the condensed consolidated statements of financial condition related to a 93%-owned subsidiary, Gabelli Securities, Inc.

On March 10, 2008, the Enterprise Mergers and Acquisitions Fund's (the "Fund") Board of Directors, subsequent to obtaining shareholder approval, approved the assignment of the advisory contract to Gabelli Funds, LLC as the investment adviser to the Fund.  GAMCO Asset Management Inc. had been the sub-adviser to the Fund.  On July 8, 2008, the Fund was renamed the Gabelli Enterprise Merger and Acquisitions Fund.  The amount paid for the assignment of the advisory contract was calculated based upon AUM on the six-month anniversary date subject to certain minimums.  As a result of becoming the adviser to the rebranded Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable, indefinite-lived intangible asset within other assets on the condensed consolidated statements of financial condition at both March 31, 2011 and 2010.  The investment advisory agreement is subject to annual renewal by the Fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2012.  The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant.  There were no indicators of impairment for the three months ended March 31, 2011 or 2010, and as such there was no impairment analysis performed or charge recorded.

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

We indemnify the clearing brokers of our affiliated broker-dealer for losses they may sustain from the customer accounts that trade on margin introduced by our broker-dealer subsidiary.  At March 31, 2011, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of our obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote.  Management cannot estimate any potential maximum exposure due both to the remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of management.  Consequently, no accrual has been made in the condensed consolidated financial statements.

K. Subsequent Events

From April 1, 2011 to May 6, 2011, the Company repurchased 15,604 shares at $44.96 per share.

On April 29, 2011, the Financial Industry Regulatory Authority (“FINRA”) approved the membership of a new broker-dealer, named G.distributors, LLC, which is anticipated to become the distributor for the Gabelli/GAMCO family of mutual funds.  In connection with this application for FINRA membership, the Company provided an initial capital contribution of approximately $3.1 million.

On May 6, 2011, our Board of Directors declared a quarterly dividend of $0.04 per share to all of its Class A and Class B shareholders, payable on June 28, 2011 to shareholders of record on June 14, 2011.

On May 6, 2011 our Board of Directors authorized that an additional 500,000 shares be added to our current buyback authorization.  This brings the remaining authorization under the stock repurchase program to 847,141 shares at May 6, 2011.

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

Assets under management (“AUM”) were $35.4 billion as of March 31, 2011, 26.5% greater than March 31, 2010 AUM of $28.0 billion and 8.8% above the December 31, 2010 AUM of $32.5 billion.  Highlights are as follows:

-	Our open-end equity funds AUM were $12.3 billion on March 31, 2011, 34.9% higher than the $9.2 billion on March 31, 2010 and 9.7% above the $11.3 billion on December 31, 2010.

-
Our closed-end funds had AUM of $6.2 billion on March 31, 2011, climbing 29.5% from the $4.8 billion on March 31, 2010 and increasing 12.8% from the $5.5 billion on December 31, 2010, primarily the result of the successful launch of Gabelli Natural Resources, Gold & Income Trust (NYSE: GNT).

-
Our institutional and private wealth management business ended the quarter with $14.7 billion, up 23.0% from the $12.0 billion on March 31, 2010 and 7.9% higher than the December 31, 2010 level of $13.6 billion.

-	Our investment partnerships AUM were $547 million on March 31, 2011 versus $341 million on March 31, 2010 and $515 million on December 31, 2010.

-
AUM in The Gabelli U.S. Treasury Money Market Fund, our 100% U.S. Treasury money market fund, was flat at $1.6 billion at March 31, 2011 compared with $1.6 billion at December 31, 2010 and down slightly from the $1.7 billion at March 31, 2010.

-
In addition to management fees, we earn incentive fees for certain institutional client assets, assets attributable to preferred issues for our closed-end funds, our Gabelli Global Deal Fund (NYSE: GDL) and investment partnership assets.  As of March 31, 2011, assets with incentive based fees were $3.7 billion, 27.6% higher than the $2.9 billion on March 31, 2010 and unchanged from the $3.7 billion on December 31, 2010.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 1st Quarter 2011
					Closed-end Fund
		Market			distributions,
	December 31,	appreciation/	Net cash		net of	March 31,
	2010	(depreciation)	flows		reinvestments	2011
Equities:
Open-end Funds	$11,252	$557	$539		$-	$12,348
Closed-end Funds	5,471	334	449	(a)	(84)	6,170
Institutional & PWM - direct	11,005	765	10		-	11,780
Institutional & PWM - sub-advisory	2,637	194	106		-	2,937
Investment Partnerships	515	9	23		-	547
Total Equities	30,880	1,859	1,127		(84)	33,782
Fixed Income:
Money-Market Fund	1,616	-	(33)		-	1,583
Institutional & PWM	26	-	-		-	26
Total Fixed Income	1,642	-	(33)		-	1,609
Total Assets Under Management	$32,522	$1,859	$1,094		$(84)	$35,391

Table II: Assets Under Management
	March 31,	March 31,	%
	2010	2011	Inc.(Dec.)
Equities:
Open-end Funds	$9,153	$12,348	34.9%
Closed-end Funds	4,766	6,170	29.5
Institutional & PWM - direct	9,904	11,780	18.9
Institutional & PWM - sub-advisory	2,059	2,937	42.6
Investment Partnerships	341	547	60.4
Total Equities	26,223	33,782	28.8
Fixed Income:
Money-Market Fund	1,727	1,583	(8.3)
Institutional & PWM	26	26	-
Total Fixed Income	1,753	1,609	(8.2)
Total Assets Under Management	$27,976	$35,391	26.5%

Table III: Assets Under Management by Quarter
						% Increase/
						(decrease) from
	3/10	6/10	9/10	12/10	3/11	3/10	12/10
Equities:
Open-end Funds	$9,153	$8,684	$9,962	$11,252	$12,348	34.9%	9.7%
Closed-end Funds	4,766	4,470	5,033	5,471	6,170	29.5	12.8
Institutional & PWM - direct	9,904	8,988	10,172	11,005	11,780	18.9	7.0
Institutional & PWM - sub-advisory	2,059	1,935	2,218	2,637	2,937	42.6	11.4
Investment Partnerships	341	406	466	515	547	60.4	6.2
Total Equities	26,223	24,483	27,851	30,880	33,782	28.8	9.4
Fixed Income:
Money-Market Fund	1,727	1,579	1,644	1,616	1,583	(8.3)	(2.0)
Institutional & PWM	26	26	26	26	26	-	-
Total Fixed Income	1,753	1,605	1,670	1,642	1,609	(8.2)	(2.0)
Total Assets Under Management	$27,976	$26,088	$29,521	$32,522	$35,391	26.5%	8.8%

Relative long-term investment performance remains strong.  60% of all firm mutual funds performed in the top half of their Lipper categories on a one-, three-, five-, and ten-year total return basis, respectively as of March 31, 2011.  Also, 50% of the firm’s mutual funds that are rated have a 4- or 5-star 3 year Morningstar RatingTM.

Gabelli/GAMCO Funds Morningstar Ratings Based on Risk Adjusted returns as of March 31, 2011 for funds that we manage
		Overall Rating		3 Year Rating		5 Year Rating		10 Year Rating
	Morningstar		# of		# of		# of		# of
FUND	Category	Stars	Funds	Stars	Funds	Stars	Funds	Stars	Funds
Gabelli ABC AAA	Mid-Cap Growth	êêêê	682	êêêê	682	êêêêê	603	êêêê	401
Gabelli Asset AAA	Large Blend	êêêêê	1757	êêêêê	1757	êêêêê	1471	êêêêê	816
Gabelli Blue Chip Value AAA	Large Blend	êêê	1757	êêêê	1757	êêêê	1471	ê	816
Gabelli Equity Income AAA	Large Value	êêêêê	1120	êêêê	1120	êêêêê	945	êêêêê	522
Gabelli Small Cap Growth AAA	Small Blend	êêêêê	577	êêêê	577	êêêêê	487	êêêêê	285
Gabelli SRI Green AAA	Mid-Cap Growth	êêêêê	682	êêêêê	682	n/a	n/a	n/a	n/a
Gabelli Utilities AAA	Specialty-Utilities	êêêê	84	êêêêê	84	êêêê	78	êêêê	52
Gabelli Value A	Mid-Cap Blend	êê	380	êê	380	êêê	304	êê	185
Gabelli Woodland Small Cap Value AAA	Small Blend	êêê	577	êêê	577	êêê	487	n/a	n/a
GAMCO Vertumnus AAA	Convertibles	ê	63	ê	63	ê	53	ê	42
GAMCO Global Growth AAA	World Stock	êêê	660	êêê	660	êêê	502	êê	279
GAMCO Global Opportunity AAA	World Stock	êêê	660	êêêê	660	êêê	502	êêê	279
GAMCO Global Telecommunications AAA	Specialty-Communications	êêêê	40	êêê	40	êêêê	33	êêêê	29
GAMCO Gold AAA	Specialty-Precious Metals	êêê	74	êêê	74	êêê	61	êêê	40
GAMCO Growth AAA	Large Growth	êê	1505	êê	1505	êê	1312	ê	818
GAMCO International Growth AAA	Foreign Large Growth	êêê	207	êêêê	207	êêê	164	êêê	91
GAMCO Mathers	Conservative Allocation	ê	592	êê	592	ê	442	ê	160
Gabelli Enterprise Mergers & Acquisitions A	Mid-cap Blend	êê	380	êê	380	êêê	304	êê	185
Comstock Capital Value AAA	Bear Market	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Percent of Rated funds rated 4 or 5 stars		38.89%		50.00%		41.18%		37.50%

The Overall Morningstar Rating™ is derived from a weighted average of the performance figures associated with its three, five and ten year (if applicable) Morningstar Rating metrics. Data presented reflects past performance, which is no guarantee of future results. Ratings are for Class AAA or A shares only, other classes may have different performance characteristics. Unrated funds and closed-end funds are not listed. For each fund with at least a three year history, Morningstar calculates a Morningstar Rating based on a Morningstar Risk-Adjusted Return measure (including the effects of sales charges, loads, and redemption fees) that accounts for variation in a fund's monthly performance, placing more emphasis on downward variations and rewarding consistent performance. The top 10% of the funds in each category receive 5 stars, the next 22.5%
receive 4 stars, the next 35% receive 3 stars, the next 22.5% receive 2 stars, and the bottom 10% receive 1 star. (Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages.) Strong relative performance is not indicative of positive fund returns. © 2011
Morningstar, Inc. All rights reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed;
and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Investors should consider the investment objectives, risks, charges and expenses of the fund carefully before investing. Each Fund's prospectus contains this and other information about the Funds and is available, along with information on other Gabelli Funds, by calling 800-GABELLI (422-3554), online at
www.gabelli.com/funds or from your financial advisor. The prospectus should be read carefully before investing. Distributed by Gabelli & Company, One Corporate Center,
Rye, NY 10580 Call 1-800-GABELLI (422-3554) for a prospectus.
The inception date for the Gabelli SRI Green Fund was June 1, 2007. The inception date for the Gabelli Woodland Small Cap Value Fund was December 31, 2002.
The inception date for the Gabelli Enterprise Mergers & Acquisitions Fund was February 28, 2001. The inception date for the Comstock Capital Value Fund was October 10, 1985.

GABELLI/GAMCO FUNDS		Gabelli Funds Lipper Rankings as of March 31, 2011
		1 Yr - 3/31/10-3/31/11		3 Yrs - 3/31/08-3/31/11		5 Yrs - 3/31/06-3/31/11		10 Yrs - 3/31/01-3/31/11
		Percentile	Rank /	Percentile	Rank /	Percentile	Rank /	Percentile	Rank /
Fund Name	Lipper Category	Rank	Total Funds	Rank	Total Funds	Rank	Total Funds	Rank	Total Funds
Gabelli Asset; AAA	Multi-Cap Core Funds	7	50/814	16	109/704	5	28/584	11	29/277
Gabelli Value Fund; A	Multi-Cap Growth Funds	11	50/455	24	90/385	25	78/320	17	36/221
Gabelli SRI; AAA	Mid-Cap Growth Funds	20	80/415	2	5/376	-	-	-	-
Gabelli Eq:Eq Inc; AAA	Equity Income Funds	32	87/272	22	52/242	23	43/193	11	11/100
GAMCO Growth; AAA	Large-Cap Growth Funds	77	626/818	80	576/724	72	450/627	87	333/385
Gabelli Eq:SC Gro; AAA	Small-Cap Core Funds	42	329/798	28	198/714	9	50/560	17	54/328
Gabelli Eq:Wd SCV; AAA	Small-Cap Core Funds	34	268/798	31	219/714	31	170/560	-	-
GAMCO Gl:Oppty; AAA	Global Large-Cap Growth	11	10/96	10	7/75	23	13/58	8	3/40
GAMCO Gl:Growth; AAA	Global Large-Cap Growth	30	29/96	28	21/75	19	11/58	57	23/40
GAMCO Gold; AAA	Precious Metal Funds	81	72/88	74	52/70	57	30/52	39	13/33
GAMCO Intl Gro; AAA	International Large-Cap Growth	26	61/242	30	58/197	42	65/155	49	46/94
Gabelli Bl Chp Val; AAA	Large-Cap Core Funds	43	461/1,078	20	179/936	37	295/800	75	367/492
Gabelli Inv:ABC; AAA	Specialty Diversified Equity Funds	69	31/44	48	17/35	28	7/24	10	1/9
GAMCO Mathers; AAA	Specialty Diversified Equity Funds	80	36/44	78	28/35	68	17/24	50	5/9
Comstock Cap Val; A	Specialty Diversified Equity Funds	92	41/44	92	33/35	88	22/24	70	7/9
GAMCO Gl:Telecom; AAA	Telecommunications Funds	77	33/42	59	21/35	18	5/28	18	4/22
GAMCO Gl:Vertumnus; AAA	Convertible Securities Funds	81	51/62	95	51/53	94	42/44	93	35/37
Gabelli Utilities; AAA	Utility Funds	35	28/80	4	3/75	15	10/66	25	12/48
787:Gabelli Merg&Acq; A	Mid-Cap Core Funds	99	372/376	83	265/321	73	188/260	88	131/149
Gabelli Capital Asset Fund	Distributed through Insurance Channel	4	14/314	8	23/294	7	15/225	15	21/139
% of funds in top half		60.0%		65.0%		68.4%		66.7%

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

Relative long-term investment performance remained strong with approximately 60%, 65%, 68% and 67% of firmwide mutual funds in the top half of their Lipper categories on a one-, three-, five-, and ten-year total-return basis, respectively, as of March 31, 2011.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared To Three Months Ended March 31, 2010

(Unaudited; in thousands, except per share data)
	2011	2010
Revenues
Investment advisory and incentive fees	$62,911	$49,342
Insitutional research services	3,649	3,424
Distribution fees and other income	10,345	7,232
Total revenues	76,905	59,998
Expenses
Compensation	33,417	26,213
Management fee	3,113	2,448
Distribution costs	13,429	7,031
Other operating expenses	6,186	4,936
Total expenses (a)	56,145	40,628
Operating income	20,760	19,370
Other income (expense)
Net gain from investments	8,740	5,232
Interest and dividend income	1,936	815
Interest expense	(2,867)	(3,292)
Total other income, net	7,809	2,755
Income before income taxes	28,569	22,125
Income tax provision	10,288	8,294
Net income	18,281	13,831
Net income attributable to noncontrolling interests	638	105
Net income attributable to GAMCO Investors, Inc.'s shareholders	$17,643	$13,726

Net income attributable to GAMCO Investors, Inc.'s shareholders per share
Basic	$0.66	$0.50
Diluted	$0.65	$0.50

Reconciliation of net income attributable to GAMCO Investors, Inc.'s shareholders to Adjusted EBITDA:

Net income attributable to GAMCO Investors, Inc.'s shareholders	$17,643	$13,726
Interest expense	2,867	3,292
Income tax provision and net income attributable to noncontrolling interests	10,926	8,399
Depreciation and amortization	274	171
Adjusted EBITDA (b)	$31,710	$25,588

(a)   First quarter 2011 includes $5.6 million in costs directly related to the launch of a new closed-end fund.
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

Overview

Total revenues were $76.9 million in the first quarter of 2011, 28.2% above the $60.0 million reported in the first quarter of 2010.  Operating income was $20.8 million, an increase of $1.4 million or 7.2% from $19.4 million in the first quarter of 2010.  Total other income, net of interest expense, was $7.8 million for the first quarter 2011 versus $2.8 million in the prior year’s quarter.  In the short-run, our results remain sensitive to changes in the equity markets.  Net income attributable to GAMCO Investors, Inc.’s shareholders for the quarter was $17.6 million or $0.65 per fully diluted share versus $13.7 million or $0.50 per fully diluted share in the prior year’s quarter.

Revenues

Investment advisory and incentive fees for the first quarter 2011 were $62.9 million, 27.6% above the 2010 comparative figure of $49.3 million.  Open-end mutual fund revenues increased by 29.1% to $28.4 million from $22.0 million in first quarter 2010 driven by higher average AUM resulting from both net inflows and market performance.  Our closed-end fund revenues rose 34.5% to $11.7 million in the first quarter 2011 from $8.7 million in 2010 due to higher average AUM as well as revenues from a new closed-end fund launched in the 2011 quarter.  Institutional and private wealth management account revenues, which are generally based on beginning of quarter AUM, increased 22.3% to $21.9 million from $17.9 million in first quarter 2010, primarily due to higher AUM resulting from new inflows and market appreciation, and an increase in earned performance fees.  Investment partnership revenues were $874,000 an increase of 11.8% from the $782,000 in 2010.

Our institutional research subsidiary had revenues of $3.6 million in the first quarter 2010, increasing 5.9% from the $3.4 million in the prior year.

Open-end fund distribution fees and other income were $10.3 million for the first quarter 2011, an increase of 43.1% or $3.1 million from the prior period’s $7.2 million, primarily due to higher quarterly average AUM in open-end equity mutual funds that generate such fees and an increased level of sales of load shares of mutual funds.

Expenses

Compensation costs, which are largely variable, were $33.4 million or 27.5% higher than the $26.2 million recorded in the prior year period.  This increase was driven by higher revenues across most business lines as AUM increased substantially quarter over quarter and included $0.4 million of one-time charges directly related to the launch of a new closed-end fund.

Management fee expense, which is completely variable and based on pretax income, increased to $3.1 million in the first quarter of 2011 from $2.4 million in the 2010 period.

Distribution costs were $13.4 million, an increase of 91.4% from $7.0 million in the prior year’s period.  The increase was primarily attributable to $4.7 million in one-time pre-tax charges related to the launch of GNT.  Excluding these one-time pre-tax charges, distribution costs would have been $8.7 million for the first quarter of 2011, an increase of 24.3% from the 2010 first quarter amount of $7.0 million.

Other operating expenses increased by $1.3 million to $6.2 million in the first quarter of 2011 from the prior year’s first quarter of $4.9 million partially due to the $0.5 million in one-time pre-tax charges related to the launch of GNT.

Total expenses, excluding the management fee, were $53.0 million in the first quarter of 2011, a 38.7% increase from $38.2 million in the first quarter of 2010.  Excluding the one-time pre-tax charges related to the launch of GNT in the first quarter of 2011, the total expenses, excluding the management fee, were $47.4 million, a 24.1% increase from the 2010 level.

Operating income for the first quarter of 2011 was $20.8 million, an increase of $1.4 million from the first quarter 2010’s $19.4 million.  This increase was largely due to the increase in revenues partially offset by the one-time pre-tax launch costs for GNT of $5.6 million.  Excluding the one-time pre-tax charges for the launch of GNT, operating income was $26.4 million, an increase of $7.0 million or 36.1% from the first quarter of 2010.

Other

Total other income (net of interest expense) was $7.8 million for the first quarter 2011 versus $2.8 million in the prior year’s quarter.  Realized and unrealized gains in our trading portfolio rose by $3.5 million on the relative strength in the equity markets.  Interest and dividend income was higher by $1.1 million.  Interest expense was $2.9 million in the first quarter of 2011, lower by $0.4 million, as compared to the $3.3 million in the first quarter of 2010.

The effective tax rate for the three months ended March 31, 2011 was 36.0% as compared to the prior year period’s effective rate of 37.5%.  The effective tax rate was lower in the 2011 quarter largely due to the original issue discount related to the zero coupon debentures issued at December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES
Our principal assets consist of cash and cash equivalents, short-term investments, securities held for investment purposes, investments in mutual funds, and investment partnerships and offshore funds, both proprietary and external.  Cash and cash equivalents are comprised primarily of money market funds managed by GAMCO.  Although the investment partnerships and offshore funds are for the most part illiquid, the underlying investments of such partnerships or funds are for the most part liquid, and the valuations of these products reflect that underlying liquidity.

Summary cash flow data is as follows:

	Three months ended
	March 31,
	2011	2010
Cash flows provided by (used in):	(in thousands)
Operating activities	$(1,910)	$19,125
Investing activities	728	675
Financing activities	(2,487)	(8,923)
Effect of exchange rates on cash and cash equivalents	(10)	(48)
Net (decrease) increase	(3,679)	10,829
Cash and cash equivalents at beginning of period	169,601	338,270
Decrease in cash from deconsolidation	(1,251)	-
Cash and cash equivalents at end of period	$164,671	$349,099

Cash requirements and liquidity needs have historically been met through cash generated by operating activities and our borrowing capacity.  Our shelf registration provides us opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $400 million.  We maintain an investment grade rating at both Moody’s Investors Services (Baa3/stable) and Standard & Poor’s (BBB/stable).

At March 31, 2011, we had total cash and cash equivalents of $164.7 million, a decrease of $4.9 million from December 31, 2010.  Cash and cash equivalents of $2.0 million and investments in securities of $83.6 million held by consolidated investment partnerships and offshore funds are restricted from use for general operating purposes.  Total debt outstanding at March 31, 2011 was $159.7 million, consisting of $60.7 million in five year zero coupon subordinated debentures due December 31, 2015 (“Debentures”), with a face value of $86.4 million and $99 million of 5.5% senior notes.

For the three months ended March 31, 2011, cash used in operating activities was $1.9 million, a decrease of $21.0 million from the prior year’s quarter of $19.1 million.  The most significant contributor to the additional use of cash from operating activities in the first three months of 2011 versus the first three months of 2010 was an increase of $26.6 million in net purchases in trading securities.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $728,000 in the first three months of 2011.  Cash used in financing activities in the first three months of 2011 was $2.5 million, including $814,000 paid in dividends and $7.1 million paid for the purchase of treasury stock.

For the three months ended March 31, 2010, cash provided by operating activities was $19.1 million.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $675,000 in the first three months of 2010.  Cash used in financing activities in the first three months of 2010 was $8.9 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

As a registered broker-dealer, Gabelli & Company is subject to certain net capital requirements.  Gabelli & Company's net capital has historically exceeded these minimum net capital requirements.  Gabelli & Company computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 at March 31, 2011.  At March 31, 2011, Gabelli & Company had net capital, as defined, of approximately $9.1 million, exceeding the regulatory requirement by approximately $8.9 million.  Regulatory net capital requirements increase when Gabelli & Company is involved in underwriting activities.

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

With respect to our proprietary investment activities, included in investments in securities of $345.6 million at March 31, 2011 were investments in United States Treasury Bills and Notes of $12.1 million, in mutual funds, largely invested in equity products, of $69.9 million, a selection of common and preferred stocks totaling $263.0 million, and other investments of approximately $0.6 million.  Investments in mutual funds generally lower market risk through the diversification of financial instruments within their portfolio.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $263.0 million invested in common and preferred stocks at March 31, 2011, $37.4 million represented our investment in Westwood Holdings Group Inc., and $33.6 million was invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At March 31, 2011, the fair value of securities sold, not yet purchased was $15.5 million.  Investments in partnerships totaled $94.6 million at March 31, 2011, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.  These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of March 31, 2011.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At March 31, 2011:
Equity price sensitive investments, at fair value	$373,995	$336,596	$411,395
At December 31, 2010:
Equity price sensitive investments, at fair value	$359,699	$323,729	$395,669

From March 31, 2010, to March 31, 2011, the Company reallocated approximately $100 million of capital from cash equivalents to investments in securities, including Gabelli Associates Limited II E and GAMCO Strategic Value Fund, a Luxembourg SICAV.  Additionally, the consolidation of Gabelli Associates Limited II E added approximately $27 million to investments in securities.

GAMCO’s exposure to interest rate risk results, principally, from its investment of excess cash in U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.  See Note A and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in GAMCO’s 2010 Annual Report on Form 10-K filed with the SEC on February 23, 2011 for details on Significant Accounting Policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, GAMCO is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our Mutual Funds, Separate Accounts, and Investment Partnerships as well as our proprietary investment and trading activities.  At March 31, 2011, we had equity investments, including mutual funds largely invested in equity products, of $345.6 million.  Investments in mutual funds, $69.9 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships totaled $94.6 million, of which $32.6 million were invested in partnerships which invest in event-driven merger arbitrage strategies.  These strategies are primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes will be recorded as net gain from investments in the condensed consolidated statements of income while the available for sale portfolio changes will be recorded in other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011.  Disclosure controls and procedures as defined under the Securities Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Co-Principal Accounting Officers (“PAOs”), to allow timely decisions regarding required disclosure.  Our CEO, CFO, and PAOs participated in this evaluation and concluded that, as of the date of March 31, 2011, our disclosure controls and procedures were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended March 31, 2011:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
1/01/11 - 1/31/11	5,400	$ 45.67	5,400	518,933
2/01/11 - 2/28/11	22,586	46.24	22,586	496,347
3/01/11 - 3/31/11	133,602	43.44	133,602	362,745
Totals	161,588	$ 43.91	161,588

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By:/s/ Kieran Caterina	By:/s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Principal Accounting Officer	Title: Co-Principal Accounting Officer

Date: May 6, 2011	Date: May 6, 2011