Form 10-Q
period 2011-06-30
GAMCO INVESTORS, INC. ET AL
filed 2011-08-03
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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
Yes☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer", "accelerated filer", and "smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at July 31, 2011
Class A Common Stock, .001 par value	6,644,812
Class B Common Stock, .001 par value	20,142,640

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended June 30, 2011 and 2010
- Six months ended June 30, 2011 and 2010

Condensed Consolidated Statements of Financial Condition:
- June 30, 2011
- December 31, 2010
- June 30, 2010

Condensed Consolidated Statements of Equity and Comprehensive Income:
- Six months ended June 30, 2011 and 2010

Condensed Consolidated Statements of Cash Flows:
- Six months ended June 30, 2011 and 2010

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Investment advisory and incentive fees	$69,252	$50,271	$132,163	$99,613
Institutional research services	4,241	4,524	7,890	7,948
Distribution fees and other income	11,588	7,704	21,933	14,936
Total revenues	85,081	62,499	161,986	122,497
Expenses
Compensation	34,365	25,871	67,782	52,084
Management fee	3,626	1,380	6,739	3,828
Distribution costs	9,588	7,099	23,017	14,130
Other operating expenses	7,005	5,569	13,191	10,505
Total expenses (a)	54,584	39,919	110,729	80,547

Operating income	30,497	22,580	51,257	41,950
Other income (expense)
Net gain/(loss) from investments	3,669	(7,797)	12,409	(2,565)
Interest and dividend income	1,861	1,089	3,797	1,904
Interest expense	(3,403)	(3,406)	(6,270)	(6,698)
Total other income (expense), net	2,127	(10,114)	9,936	(7,359)
Income before income taxes	32,624	12,466	61,193	34,591
Income tax provision	11,945	4,401	22,233	12,695
Net income	20,679	8,065	38,960	21,896
Net income attributable to noncontrolling interests	32	16	670	121
Net income attributable to GAMCO Investors, Inc.'s shareholders	$20,647	$8,049	$38,290	$21,775

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.77	$0.30	$1.43	$0.80

Diluted	$0.77	$0.30	$1.42	$0.80

Weighted average shares outstanding:
Basic	26,665	26,979	26,783	27,081

Diluted	26,733	27,219	26,872	27,306

Dividends declared:	$0.04	$0.03	$0.07	$0.06
(a) Six months ended June 30, 2011 includes $5.6 million in costs directly related to the launch of a new closed-end fund.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	June 30,	December 31,	June 30,
	2011	2010	2010
ASSETS
Cash and cash equivalents, including restricted cash of $0, $0 and $62,287, respectively	$260,839	$169,601	$321,029
Investments in securities	363,305	305,486	213,079
Investments in partnerships	98,598	82,871	74,107
Receivable from brokers	35,968	46,621	54,548
Investment advisory fees receivable	25,746	44,660	16,844
Income tax receivable and deferred tax assets	238	325	3,436
Other assets	25,964	23,172	20,445
Total assets	$810,658	$672,736	$703,488

LIABILITIES AND EQUITY
Payable to brokers	$2,950	$1,554	$3,351
Income taxes payable and deferred tax liabilities	21,622	23,225	-
Capital lease obligation	5,126	5,182	5,219
Compensation payable	29,484	23,771	18,613
Securities sold, not yet purchased	10,244	19,299	13,652
Mandatorily redeemable noncontrolling interests	1,478	1,444	1,632
Accrued expenses and other liabilities	34,620	23,089	28,146
Sub-total	105,524	97,564	70,613

5.5% Senior notes (due May 15, 2013)	99,000	99,000	99,000
5.875% Senior notes (due June 1, 2021)	100,000	-	-
6% Convertible note (due August 14, 2011; repaid September 30, 2010)	-	-	19,948
6.5% Convertible note (due October 2, 2018; repaid October 13, 2010)	-	-	60,000
Zero coupon subordinated debentures, Face value: $86.4 million (due December 31, 2015)	61,814	59,580	-
Total liabilities	366,338	256,144	249,561

Redeemable noncontrolling interests	35,519	26,984	7,773
Commitments and contingencies (Note J)
Equity
GAMCO Investors, Inc. stockholders' equity
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
13,569,703, 13,255,503 and 13,203,330 issued, respectively; 6,647,212,
6,763,221 and 6,984,351 outstanding, respectively	13	13	13
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 20,142,640, 20,290,140 and 20,292,263 shares
outstanding, respectively	20	20	20
Additional paid-in capital	263,371	262,108	254,444
Retained earnings	406,666	370,272	430,605
Accumulated comprehensive income	26,349	25,389	15,960
Treasury stock, at cost (6,922,491, 6,492,282 and 6,218,979 shares, respectively)	(291,287)	(271,773)	(258,956)
Total GAMCO Investors, Inc. stockholders' equity	405,132	386,029	442,086
Noncontrolling interests	3,669	3,579	4,068
Total equity	408,801	389,608	446,154

Total liabilities and equity	$810,658	$672,736	$703,488

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
UNAUDITED
(In thousands)

For the six months ended June 30, 2011
		GAMCO Investors, Inc. shareholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling	Comprehensive
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests	Income
Balance at December 31, 2010	$3,579	$33	$262,108	$370,272	$25,389	$(271,773)	$389,608	$26,984	$-
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(839)	-
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	12,897	-
Deconsolidation of
Partnership	-	-	-	-	-	-	-	(4,103)	-
Net income	90	-	-	38,290	-	-	38,380	580	38,960
Net unrealized gains on
securities available for sale,
net of income tax ($550)	-	-	-	-	937	-	937	-	937
Foreign currency translation	-	-	-	-	23	-	23	-	23
Dividends declared ($0.07 per
share)	-	-	-	(1,896)	-	-	(1,896)	-	-
Stock based compensation
expense	-	-	1,263	-	-	-	1,263	-	-
Purchase of treasury stock	-	-	-	-	-	(19,514)	(19,514)	-	-
Balance at June 30, 2011	$3,669	$33	$263,371	$406,666	$26,349	$(291,287)	$408,801	$35,519	$39,920
Comprehensive income attributable
to noncontrolling interest									(670)
Total comprehensive income
attributable to GAMCO Investors, Inc.									$39,250

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
UNAUDITED
(In thousands)

For the six months ended June 30, 2010
		GAMCO Investors, Inc. shareholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling	Comprehensive
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests	Income
Balance at December 31, 2009	$4,043	$33	$251,591	$410,473	$19,088	$(241,567)	$443,661	$1,464	$-
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(475)	-
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	6,688	-
Net income	25	-	-	21,775	-	-	21,800	96	21,896
Net unrealized losses on
securities available for sale,
net of income tax benefit ($1,821)	-	-	-	-	(3,101)	-	(3,101)	-	(3,101)
Foreign currency translation	-	-	-	-	(27)	-	(27)	-	(27)
Dividends declared ($0.06 per
share)	-	-	-	(1,643)	-	-	(1,643)	-	-
Stock based compensation
expense	-	-	2,805	-	-	-	2,805	-	-
Exercise of stock options
including tax benefit	-	-	48	-	-	-	48	-	-
Purchase of treasury stock	-	-	-	-	-	(17,389)	(17,389)	-	-
Balance at June 30, 2010	$4,068	$33	$254,444	$430,605	$15,960	$(258,956)	$446,154	$7,773	$18,768
Comprehensive income attributable
to noncontrolling interest									(121)
Total comprehensive income
attributable to GAMCO Investors, Inc.									$18,647

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
Operating activities
Net income	$38,960	$21,896
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net gains from partnerships	(3,094)	(1,037)
Depreciation and amortization	456	343
Stock based compensation expense	1,263	2,805
Deferred income taxes	1,220	2,934
Tax benefit from exercise of stock options	-	8
Foreign currency translation gain/(loss)	23	(27)
Fair value of donated securities	56	(608)
Gains on sales of available for sale securities	(584)	(13)
Amortization of discount on convertible debt	-	297
Accretion of zero coupon debentures	2,234	-
(Increase) decrease in assets:
Investments in trading securities	(70,979)	(59,206)
Investments in partnerships:
Contributions to partnerships	(10,683)	(15,807)
Distributions from partnerships	3,226	5,392
Receivable from brokers	4,966	(24,476)
Investment advisory fees receivable	19,044	18,841
Income tax receivable and deferred tax assets	87	-
Other assets	(2,312)	667
Increase (decrease) in liabilities:
Payable to brokers	1,396	2,956
Income taxes payable and deferred tax liabilities	(3,108)	(13,073)
Compensation payable	5,710	5,313
Mandatorily redeemable noncontrolling interests	35	10
Accrued expenses and other liabilities	12,776	2,972
Total adjustments	(38,268)	(71,709)
Net cash provided by (used in) operating activities	$692	$(49,813)

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
Investing activities
Purchases of available for sale securities	$(4,370)	$(9)
Proceeds from sales of available for sale securities	5,685	2,014
Return of capital on available for sale securities	777	1,306
Increase in restricted cash	-	(29)
Net cash provided by investing activities	2,092	3,282

Financing activities
Contributions from redeemable noncontrolling interests	12,897	6,213
Redemptions of redeemable noncontrolling interests	(839)	-
Issuance of 5.875% Senior notes due June 1, 2021	100,000	-
Issuance costs on the 5.875% Senior notes due June 1, 2021	(934)
Repayment of 6% Convertible note due August 14, 2011	-	(20,200)
Proceeds from exercise of stock options	-	40
Dividends paid	(1,896)	(1,643)
Purchase of treasury stock	(19,514)	(17,389)
Net cash provided by (used in) financing activities	89,714	(32,979)
Effect of exchange rates on cash and cash equivalents	(9)	(18)
Net increase (decrease) in cash and cash equivalents	92,489	(79,528)
Cash and cash equivalents at beginning of period	169,601	338,270
Decrease in cash from deconsolidation of partnership	(1,251)	-
Cash and cash equivalents at end of period	$260,839	$258,742
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,267	$6,800
Cash paid for taxes	$23,433	$22,441

Non-cash activity:
- On January 1, 2011, GAMCO Investors, Inc. was no longer deemed to have control over a certain partnership which resulted in the deconsolidation of that partnership and decreases of approximately $1,251 of cash and cash equivalents , $2,852 of net assets and $4,103 of noncontrolling interests.
- For the six months ended June 30, 2011 and June 30, 2010, the Company accrued restricted stock award dividends of $17 and $23, respectively.
See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)
A.  Significant Accounting Policies

Basis of Presentation

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.,” “GAMCO,” “the Company,” “GBL,” “we,” “us” and “our” or similar terms are to GAMCO Investors, Inc., its predecessors and its subsidiaries.

The unaudited interim condensed consolidated financial statements of GAMCO included herein have been prepared in conformity with generally accepted accounting principles  (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP in the United States for complete financial statements.  In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of GAMCO for the interim periods presented and are not necessarily indicative of a full year’s results.

The condensed consolidated financial statements include the accounts of GAMCO and its subsidiaries, including our new broker-dealer, G.distributors, LLC, a wholly-owned subsidiary of GAMCO, which became the distributor for the Gabelli/GAMCO family of funds on August 1, 2011.  Intercompany accounts and transactions are eliminated.

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

Subsequent to the issuance of the Company’s second quarter 2010 Form 10-Q, filed with the SEC on August 5, 2010, the Company determined that pursuant to ASC 810, Consolidation, it should have presented the amount of comprehensive income attributable to noncontrolling interests and comprehensive income attributable to GAMCO in its consolidated statement of equity and comprehensive income.  The affected period includes the period ended June 30, 2010.  The accompanying consolidated statement of equity and comprehensive income for the period ended June 30, 2010 has been corrected to also include such information.  The Company believes this correction was not material to the consolidated financial statements taken as a whole.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Recent Accounting Developments

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to improve disclosures about fair value measurements.  The guidance affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements.  The guidance requires new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  The guidance is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company adopted the applicable portions of this guidance on January 1, 2011 without a material impact to the consolidated financial statement disclosures.

In May 2011, the FASB issued guidance on fair value measurement which expands existing disclosure requirements for fair value measurements and makes other amendments.  The guidance requires, for level 3 fair value measurements, (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.  Additionally, the guidance requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed and clarifies that the valuation premise and highest and best use concepts are not relevant to financial instruments.  The guidance is effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years.  The application of this guidance will result in enhanced footnote disclosure upon adoption on January 1, 2012.

In June 2011, the FASB issued guidance which revises the manner in which entities present comprehensive income in their financial statements.  The new guidance requires entities to report comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used currently, and the second statement would include components of other comprehensive income (“OCI”).  The guidance does not change the items that must be reported in OCI.  The guidance is effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years.  The application of this guidance is not expected to be material to the condensed consolidated financial statements.

 B.  Investment in Securities

Investments in securities at June 30, 2011, December 31, 2010 and June 30, 2010 consisted of the following:

	June 30, 2011		December 31, 2010		June 30, 2010
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$7,924	$7,925	$27,327	$27,288	$1,388	$1,223
Common stocks	238,689	251,118	158,455	170,374	122,071	118,167
Mutual funds	1,096	1,525	1,205	1,554	1,194	1,229
Convertible bonds	-	-	574	620	1,123	1,161
Preferred stocks	-	-	1,783	1,973	1,783	1,685
Other investments	459	487	1,559	1,350	818	552
Total trading securities	248,168	261,055	190,903	203,159	128,377	124,017

Available for sale securities:
Common stocks	16,780	35,296	16,835	37,139	16,918	32,827
Mutual funds	42,199	66,954	43,707	65,188	46,156	56,235
Total available for sale securities	58,979	102,250	60,542	102,327	63,074	89,062

Total investments in securities	$307,147	$363,305	$251,445	$305,486	$191,451	$213,079

Securities sold, not yet purchased at June 30, 2011, December 31, 2010 and June 30, 2010 consisted of the following:

	June 30, 2011		December 31, 2010		June 30, 2010
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Trading securities:	(In thousands)
Common stocks	$9,416	$10,238	$19,071	$19,299	$15,528	$13,537
Other	1	6	-	-	224	115
Total securities sold, not yet purchased	$9,417	$10,244	$19,071	$19,299	$15,752	$13,652

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at time of purchase are classified as cash equivalents.  A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses, reported in current period earnings.  Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of equity except for losses deemed to be other than temporary which are recorded as unrealized losses in the condensed consolidated statements of income.  There was no impairment of AFS securities for the three or six month periods ended June 30, 2011 and June 30, 2010.

The Company recognizes all derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments.  For the three and six months ended June 30, 2011, the Company had no derivative transactions.  For the three months ended June 30, 2010, the Company had derivative transactions in equity derivatives which resulted in net losses of $66,000.  For the six months ended June 30, 2010, the Company had derivative transactions in equity derivatives which resulted in net losses of $118,000.  At December 31, 2010 and June 30, 2010, we held derivative contracts on 403,000 equity shares and 21,000 equity shares, respectively, and the fair value was $1.0 million and $201,000, respectively; these are included in investments in securities in the condensed consolidated statements of financial condition.  At June 30, 2011, the Company did not hold any derivatives.  These transactions are not designated as hedges for accounting purposes, and therefore changes in fair values of these derivatives are included in net gain/(loss) from investments in the condensed consolidated statements of income.

At June 30, 2011, December 31, 2010 and June 30, 2010, the fair value of common stock investments available for sale was $35.3 million, $37.1 million and $32.8 million, respectively.  The total unrealized gains for common stock investments available for sale securities with unrealized gains was $18.5 million, $20.3 million and $15.9 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.  There were no unrealized losses for common stock investments available for sale at June 30, 2011, December 31, 2010 or June 30, 2010.  At June 30, 2011, December 31, 2010 and June 30, 2010, the fair value of mutual fund investments available for sale with unrealized gains was $67.0 million, $65.2 million and $56.2 million, respectively.  At June 30, 2011 and December 31, 2010, there were no unrealized losses for mutual fund investments available for sale.  At June 30, 2010, the fair value of mutual fund investments available for sale with unrealized losses was $4,000.  The total unrealized gains for mutual fund investments available for sale securities with unrealized gains at June 30, 2011, December 31, 2010 and June 31, 2010 was $24.8 million, $21.5 million and $10.1 million, respectively.  The total unrealized losses for available for sale securities with unrealized losses was $1,000 at June 30, 2010.

Unrealized changes to fair value, net of taxes, for the three months ended June 30, 2011 and June 30, 2010 of $1.5 million in losses and $4.9 million in losses, respectively, have been included in other comprehensive income, a component of equity, at June 30, 2011 and June 30, 2010.  Return of capital on available for sale securities for the three months ended June 30, 2011 and June 30, 2010 was $0.2 million and $0.6 million, respectively.  Proceeds from sales of investments available for sale were approximately $5.6 million and $2.0 million for the three month periods ended June 30, 2011 and June 30, 2010, respectively.  For the three months ended June 30, 2011 and June 30, 2010, gross gains on the sale of investments available for sale amounted to $483,000 and $13,000, respectively; there were no gross losses on the sale of investments available for sale.  Unrealized changes to fair value, net of taxes, for the six months ended June 30, 2011 and June 30, 2010 of $0.9 million in gains and $3.1 million in losses, respectively, have been included in other comprehensive income, a component of equity, at June 30, 2011 and June 30, 2010.  Return of capital on available for sale securities for the six months ended June 30, 2011 and June 30, 2010 was $0.8 million and $1.3 million, respectively.  Proceeds from sales of investments available for sale were approximately $5.7 million and $2.0 million for the six month periods ended June 30, 2011 and June 30, 2010, respectively.  For the six months ended June 30, 2011 and June 30, 2010, gross gains on the sale of investments available for sale amounted to $584,000 and $13,000, respectively; there were no gross losses on the sale of investments available for sale.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	June 30, 2011			December 31, 2010			June 30, 2010
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Mutual Funds	$-	$-	$-	$-	$-	$-	$5	$(1)	$4

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

We also have sponsored a number of investment vehicles where we are the investment manager in which we do not have an equity investment.  These vehicles are considered VIEs, and we are not the primary beneficiary because we do not absorb a majority of the entities’ expected losses or expected returns.  The Company has not provided any financial or other support to these entities.  The total assets of these entities at June 30, 2011, December 31, 2010 and June 30, 2010 were $23.5 million, $13.3 million and $10.8 million, respectively.  Our maximum exposure to loss as a result of our involvement with the VIEs is limited to the deferred carried interest that we have in one of the VIEs.  On June 30, 2011, December 31, 2010 and June 30, 2010, we had a deferred carried interest in one of the VIE offshore funds of approximately $49,000, $325,000 and $288,000, respectively, and it was included in investments in partnerships on the condensed consolidated statements of financial condition.  Additionally, as the general partner or investment manager to these VIEs, the Company earns fees for performing these roles.  These revenues are dependent upon the AUM levels in the VIEs, would vary depending on these AUMs and would be reflected in the condensed consolidated statements of income, condensed consolidated statements of financial condition and condensed consolidated statements of cash flows.

In the case of two VIEs, we have determined that we are the primary beneficiary of each because we absorb a majority of each entity’s expected losses; therefore they are consolidated in the financial statements.  The Company has not provided any financial support to these VIEs but does earn fees as the investment manager.  The assets of these VIEs may only be used to satisfy obligations of the VIEs.  The following table presents the balances related to these VIEs that were included on the condensed consolidated statements of financial condition as well as GAMCO’s net interest in these VIEs:

June 30,
2011
(In thousands)
Cash and cash equivalents	$1
Investments in securities	73,047
Investments in partnerships	1,576
Receivable from brokers	22,881
Other assets	57
Securities sold, not yet purchased	(7,334)
Accrued expenses and other liabilities	(327)
Redeemable noncontrolling interests	(34,794)
GAMCO's net interests in consolidated VIEs	$55,107

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

At June 30, 2011, December 31, 2010 and June 30, 2010, and for the three and six months ended June 30, 2011 and June 30, 2010, the Company consolidated two limited partnerships and one offshore fund (the “consolidated feeder funds”) that owned 100% of their offshore master funds.  The Company retained the specialized investment company accounting of the consolidated feeder funds in the Company’s consolidated financial statements.  Included in the investment in partnerships on the Company’s consolidated statement of financial condition as of June 30, 2011, December 31, 2010 and June 30, 2010, are $28.0 million $27.7 million, and $25.6 million, respectively, which represent the consolidated feeder fund’s proportionate investment in the master funds carried at fair value at those dates.

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

The following table presents information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of June 30, 2011, December 31, 2010 and June 30, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2011 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	June 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2011
Cash equivalents	$260,177	$-	$-	$260,177
Investments in partnerships	-	27,977	-	27,977
Investments in securities:
AFS - Common stocks	35,296	-	-	35,296
AFS - Mutual funds	66,954	-	-	66,954
Trading - Gov't obligations	7,925	-	-	7,925
Trading - Common stocks	250,524	10	584	251,118
Trading - Mutual funds	1,525	-	-	1,525
Trading - Other	118	-	369	487
Total investments in securities	362,342	10	953	363,305
Total investments	362,342	27,987	953	391,282
Total assets at fair value	$622,519	$27,987	$953	$651,459
Liabilities
Trading - Common stocks	$10,238	$-	$-	$10,238
Trading - Other	6	-	-	6
Securities sold, not yet purchased	$10,244	$-	$-	$10,244

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2010 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2010
Cash equivalents	$167,548	$-	$-	$167,548
Investments in partnerships	-	27,690	-	27,690
Investments in securities:
AFS - Common stocks	37,139	-	-	37,139
AFS - Mutual funds	65,188	-	-	65,188
Trading - Gov't obligations	27,288	-	-	27,288
Trading - Common stocks	170,204	23	147	170,374
Trading - Mutual funds	1,554	-	-	1,554
Trading - Convertible bonds	620	-	-	620
Trading - Preferred stocks	1,973	-	-	1,973
Trading - Other	72	1,000	278	1,350
Total investments in securities	304,038	1,023	425	305,486
Total investments	304,038	28,713	425	333,176
Total assets at fair value	$471,586	$28,713	$425	$500,724
Liabilities
Trading - Common stocks	$19,299	$-	$-	$19,299
Securities sold, not yet purchased	$19,299	$-	$-	$19,299

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2010 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	June 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2010
Cash equivalents	$320,575	$-	$-	$320,575
Investments in partnerships	-	25,553	-	25,553
Investments in securities:
AFS - Common stocks	32,827	-	-	32,827
AFS - Mutual funds	56,235	-	-	56,235
Trading - Gov't obligations	1,223	-	-	1,223
Trading - Common stocks	117,617	278	272	118,167
Trading - Mutual funds	1,229	-	-	1,229
Trading - Convertible bonds	1,161	-	-	1,161
Trading - Preferred stocks	1,674	-	11	1,685
Trading - Other	143	316	93	552
Total investments in securities	212,109	594	376	213,079
Total investments	212,109	26,147	376	238,632
Total assets at fair value	$532,684	$26,147	$376	$559,207
Liabilities
Trading - Common stocks	$13,537	$-	$-	$13,537
Trading - Other	-	115	-	115
Securities sold, not yet purchased	$13,537	$115	$-	$13,652

The following tables present additional information about assets and liabilities by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2011 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	March	Unrealized Gains or		Included in	and			Transfers
	31, 2011	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$568	$16	$-	$-	$16	$14	$(14)	$-	$584
Trading - Other	356	(3)	-	-	(3)	10	-	6	369
Total	$924	$13	$-	$-	$13	$24	$(14)	$6	$953

There were no transfers between Level 1 and Level 2 during the three months ended June 30, 2011.  Transfers are based on the value at the beginning of the period.  During the three months ended June 30, 2011, the Company reclassed approximately $6,000 of investments from Level 1 to Level 3.  The reclassifications were due to decreased availability of market price quotations and were based on the values at the beginning of the period in which the reclass occurred.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2011 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers
	31, 2010	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$147	$37	$-	$-	$37	$414	$(14)	$-	$584
Trading - Other	278	123	-	-	123	10	(48)	6	369
Total	$425	$160	$-	$-	$160	$424	$(62)	$6	$953

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2011.  Transfers are based on the value at the beginning of the period.  During the six months ended June 30, 2011, the Company reclassed approximately $6,000 of investments from Level 1 to Level 3.  The reclassifications were due to decreased availability of market price quotations and were based on the values at the beginning of the period in which the reclass occurred.

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

Unrealized Level 3 gains and/or losses included within net gain/(loss) from investments in the condensed consolidated statements of income for the three months ended June 30, 2011 and June 30, 2010 were approximately $13,000 of gains and $5,000 of losses, respectively, and for the six months ended June 30, 2011 and June 30, 2010 were approximately $160,000 of gains and $28,000 of gains, respectively, for those Level 3 securities held at June 30, 2011 and June 30, 2010, respectively.

E. Debt

	June 30,	December 31,	June 30,
	2011	2010	2010
(In thousands)
5.5% Senior notes	$99,000	$99,000	$99,000
5.875% Senior notes	100,000	-	-
6% Convertible note	-	-	19,948
6.5% Convertible note	-	-	60,000
0% Subordinated debentures	61,814	59,580	-
Total	$260,814	$158,580	$178,948

On May 31, 2011, the Company issued $100 million of senior unsecured notes at par.  The net proceeds of $99.1 million will be used for working capital and general corporate purposes, which may include acquisitions.  The issuance costs have been capitalized and will be amortized over the term of the debt.  The notes mature on June 1, 2021 and bear interest at 5.875% per annum, payable semi-annually on June 1 and December 1 of each year commencing on December 1, 2011.  Upon the occurrence of a change of control triggering event, as defined in the indenture, the Company would be required to offer to repurchase the notes at 101% of their principal amount.  The notes were issued pursuant to the Company’s existing $400 million shelf registration statement filed with the SEC under which the remaining $300 million is available through July 27, 2012.

The fair value of the Company’s debt is estimated based on either quoted market prices for the same or similar issues or using market standard models depending on the characteristics of the debt issuance.  Inputs in these standard models include credit rating, maturity and interest rate.  A standard option pricing model is used to calculate the fair value of the conversion option embedded in the convertible debt at June 30, 2010, with significant inputs including volatility of GBL stock, interest rates, dividend yield and maturity.  At June 30, 2011, December 31, 2010 and June 30, 2010, the fair value of the Company’s debt is estimated to be $258.9 million, $163.0 million and $191.7 million, respectively.  The carrying value of the Company debt at June 30, 2011, December 31, 2010 and June 30, 2010 is $260.8 million, $158.6 million and $178.9 million, respectively.

At the time of issuance on December 31, 2010, the effective interest rate for the zero coupon subordinated debentures due December 31, 2015 was 7.45% and is being accreted to interest expense over the term of the debenture.

F. Income Taxes

The effective tax rate for the three and six months ended June 30, 2011 was 36.6% and 36.3%, respectively, compared to 35.3% and 36.7% for the prior year three and six month periods, respectively.

G. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$20,647	$8,049	$38,290	$21,775
Weighted average shares outstanding	26,665	26,979	26,783	27,081
Basic net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.77	$0.30	$1.43	$0.80

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$20,647	$8,049	$38,290	$21,775

Weighted average share outstanding	26,665	26,979	26,783	27,081
Dilutive stock options and restricted stock awards	68	240	89	225
Total	26,733	27,219	26,872	27,306
Diluted net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.77	$0.30	$1.42	$0.80

H. Stockholders’ Equity

Shares outstanding were 26.8 million on June 30, 2011, 27.1 million on December 31, 2010, and 27.3 million on June 30, 2010.

On February 8, 2011, our Board of Directors declared a quarterly dividend of $0.03 per share on its Class A Common stock (“Class A Shares”) and Class B Common stock (“Class B Shares”), payable on March 29, 2011 to shareholders of record on March 15, 2011.  On May 6, 2011, our Board of Directors declared a quarterly dividend of $0.04 per share on its Class A Shares and Class B Shares, payable on June 28, 2011 to shareholders of record on June 14, 2011.

On February 9, 2010, our Board of Directors declared a quarterly dividend of $0.03 per share on its Class A Shares and Class B Shares, payable on March 30, 2010 to shareholders of record on March 16, 2010.  On May 4, 2010, our Board of Directors declared a quarterly dividend of $0.03 per share on its Class A Shares and Class B Shares, payable on June 29, 2010 to shareholders of record on June 15, 2010.

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

On January 15, 2011, and February 9, 2011, the Company approved the granting of 193,900 restricted stock award (“RSA”) shares and 3,300 RSA shares, respectively, at a grant date fair value of $48.85 per share and $45.77 per share, respectively.  On February 9, 2010, the Company approved the granting of 88,800 RSA shares at a grant date fair value of $40.64 per share to be issued on June 1, 2010.  As of June 30, 2011 and June 30, 2010, there were 289,800 RSA shares and 440,900 RSA shares, respectively, outstanding that were previously issued at an average weighted grant price of $45.50 and $56.98, respectively.  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive any RSA shares, and approved by the Compensation Committee.  This expense is being recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSA shares, less estimated forfeitures, are charged to retained earnings on the declaration date.

In the fourth quarter of 2010, the Board of Directors of the Company approved the acceleration of the vesting of certain RSA shares resulting in the recognition of $5.5 million in stock compensation expense which would have been recorded in 2011 and 2012.

For the three months ended June 30, 2011 and June 30, 2010, we recognized stock-based compensation expense of $0.7 million and $1.4 million, respectively.  For the six months ended June 30, 2011 and June 30, 2010, we recognized stock-based compensation expense of $1.3 million and $2.8 million, respectively.  Actual and projected stock-based compensation expense for RSA shares and options for the years ended December 31, 2010 through December 31, 2016 (based on awards currently issued or granted) is as follows ($ in thousands):

	2010	2011	2012	2013	2014	2015	2016
Q1	$1,383	$577	$651	$650	$405	$366	$46
Q2	1,422	686	651	629	368	334	-
Q3	1,416	655	650	585	368	271	-
Q4	6,364	660	650	585	368	271	-
Full Year	$10,585	$2,578	$2,602	$2,449	$1,509	$1,242	$46

The total compensation costs related to non-vested restricted stock awards and options not yet recognized is approximately $9.2 million.  For the three and six months ended June 30, 2011, there were no options exercised.  For the three and six months ended June 30, 2010, proceeds from the exercise of 1,100 stock options and 1,600 stock options, respectively, were $32,000 and $40,000, respectively, resulting in a tax benefit to GAMCO of $3,000 and $8,000, respectively.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  On May 4, 2010 and on May 6, 2011, our Board of Directors authorized an incremental 500,000 shares to be added to the current buyback authorization.  For the three months ended June 30, 2011 and June 30, 2010, the Company repurchased 268,621 shares and 230,500 shares, respectively, at an average price per share of $46.21 and $40.56, respectively.  For the six months ended June 30, 2011 and June 30, 2010, the Company repurchased 430,209 shares and 410,700 shares, respectively, at an average price per share of $45.34 and $42.33, respectively.  From the inception of the program through June 30, 2011, 7,323,295 shares have been repurchased at an average price of $40.62 per share.  At June 30, 2011, the total shares available under the program to be repurchased in the future were 594,124.

I. Goodwill and Identifiable Intangible Assets

At June 30, 2011, $3.5 million of goodwill is reflected on the condensed consolidated statements of financial condition related to a 93%-owned subsidiary, Gabelli Securities, Inc. (“GSI”).  The Company assesses the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant, using a discounted cash flow method and a market approach.  Due to the second quarter 2011 decision, pursuant to regulatory approvals received in April, to transfer the mutual fund distribution business from GSI's broker dealer subsidiary to a direct subsidiary of GAMCO on August 1, 2011, an impairment analysis was performed during the three months ended June 30, 2011 on the goodwill related to GSI.  The goodwill was not deemed to be impaired and no impairment charge was recorded.  There were no indicators of impairment for the three and six months ended June 30, 2010, and as such there was no impairment analysis performed or charge recorded.

On March 10, 2008, the Enterprise Mergers and Acquisitions Fund's (the "Fund") Board of Directors, subsequent to obtaining shareholder approval, approved the assignment of the advisory contract to Gabelli Funds, LLC as the investment adviser to the Fund.  GAMCO Asset Management Inc. had been the sub-adviser to the Fund.  On July 8, 2008, the Fund was renamed the Gabelli Enterprise Merger and Acquisitions Fund.  The amount paid for the assignment of the advisory contract was calculated based upon AUM on the six-month anniversary date subject to certain minimums.  As a result of becoming the adviser to the rebranded Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable, indefinite-lived intangible asset within other assets on the condensed consolidated statements of financial condition at both June 30, 2011 and June 30, 2010.  The investment advisory agreement is subject to annual renewal by the Fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2012.  The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant.  There were no indicators of impairment for the three and six months ended June 30, 2011 or June 30, 2010, and as such there was no impairment analysis performed or charge recorded.

J.  Commitments and Contingencies

From time to time, the Company is subject to lawsuits, governmental and regulatory examinations and investigations, certain of which may result in adverse judgments, settlements, fines, penalties or other relief.  The Company cannot predict the ultimate outcome of such matters.  In accordance with GAAP standards for contingencies, we evaluate these matters on an ongoing basis.  The Company has accrued amounts for its loss contingencies which it believes are probable and estimable.  Such amounts are not considered material to the Company’s financial condition, operations or cash flows.

We indemnify the clearing brokers of our affiliated broker-dealer for losses they may sustain from the customer accounts that trade on margin introduced by our broker-dealer subsidiary.  At June 30, 2011, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of our obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote.  Management cannot estimate any potential maximum exposure due both to the remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of management.  Consequently, no accrual has been made in the condensed consolidated financial statements.

K. Subsequent Events

Effective August 1, 2011, G.distributors, LLC became the distributor for the Gabelli/GAMCO family of mutual funds.

On August 2, 2011, our Board of Directors declared a quarterly dividend of $0.04 per share on its Class A Shares and Class B Shares, payable on September 27, 2011 to shareholders of record on September 13, 2011.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Overview

GAMCO through the Gabelli brand, well known for its Private Market Value (PMV) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to mutual funds, institutional and high net worth investors, and investment partnerships, principally in the United States.  Through Gabelli & Company, Inc. (“Gabelli & Company”), we provide institutional research and brokerage services to institutional clients and investment partnerships.  Through Gabelli & Company, until July 31, 2011, and through G.distributors, LLC effective August 1, 2011, we provide mutual fund distribution.  We generally manage assets on a discretionary basis and invest in a variety of U.S. and international securities through various investment styles.  Our revenues are based primarily on the firm’s levels of assets under management and fees associated with our various investment products.

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

Our revenues are highly correlated to the level of assets under management and fees associated with our various investment products, rather than our own corporate assets.  Assets under management, which are directly influenced by the level and changes of the overall equity markets, can also fluctuate through acquisitions, the creation of new products, the addition of new accounts or the loss of existing accounts.  Since various equity products have different fees, changes in our business mix may also affect revenues.  At times, the performance of our equity products may differ markedly from popular market indices, and this can also impact our revenues.  General stock market trends will have the greatest impact on our level of assets under management and hence, on revenues.

We conduct our investment advisory business principally through: GAMCO Asset Management Inc. (Separate Accounts), Gabelli Funds, LLC (Mutual Funds) and Gabelli Securities, Inc. (Investment Partnerships).  We also act as an underwriter and provide institutional research through Gabelli & Company, one of our broker-dealer subsidiaries.  The distribution of our open-end funds was conducted through Gabelli & Company, until July 31, 2011, and through G.distributors, LLC, our newly formed broker-dealer subsidiary, effective August 1, 2011.

Assets under management (“AUM”) were $36.1 billion as of June 30, 2011, 38.5% greater than June 30, 2010 AUM of $26.1 billion and 2.1% above the March 31, 2011 AUM of $35.4 billion.  Highlights are as follows:

-	Our open-end equity funds AUM were $12.9 billion on June 30, 2011, 48.7% higher than the $8.7 billion on June 31, 2010 and 4.6% above the $12.3 billion on March 31, 2011.

-	Our closed-end funds had AUM of $6.3 billion on June 30, 2011, climbing 40.0% from the $4.5 billion on June 30, 2010 and increasing 1.4% from $6.2 billion on March 31, 2011.

-
Our institutional and private wealth management business ended the quarter with $14.7 billion, up 34.9% from $10.9 billion on June 30, 2010 and unchanged from the March 31, 2011 level of $14.7 billion.

-	Our investment partnerships AUM were $609 million on June 30, 2011 versus $406 million on June 30, 2010 and $547 million on March 31, 2011.

-	AUM in The Gabelli U.S. Treasury Money Market Fund, our 100% U.S. Treasury money market fund, was $1.6 billion at June 30, 2011 unchanged from the $1.6 billion at March 31, 2011 and June 30, 2010.

-
In addition to management fees, we earn incentive fees for certain institutional client assets, assets attributable to preferred issues for our closed-end funds, our Gabelli Global Deal Fund (NYSE: GDL) and investment partnership assets.  As of June 30, 2011, assets with incentive based fees were $3.8 billion, 18.8% higher than the $3.2 billion on June 30, 2010 and unchanged from the $3.8 billion on March 31, 2011.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 2nd Quarter 2011
				Closed-end Fund
		Market		distributions,
	March 31,	appreciation/	Net cash	net of	June 30,
	2011	(depreciation)	flows	reinvestments	2011
Equities:
Open-end Funds	$12,348	$5	$559	$-	$12,912
Closed-end Funds	6,170	4	182	(97)	6,259
Institutional & PWM - direct	11,780	70	(115)	-	11,735
Institutional & PWM - sub-advisory	2,937	(22)	38	-	2,953
Investment Partnerships	547	-	62	-	609
Total Equities	33,782	57	726	(97)	34,468
Fixed Income:
Money-Market Fund	1,583	-	60	-	1,643
Institutional & PWM	26	-	-	-	26
Total Fixed Income	1,609	-	60	-	1,669
Total Assets Under Management	$35,391	$57	$786	$(97)	$36,137

Table II: Fund Flows - Six months ended June 30, 2011
					Closed-end Fund
		Market			distributions,
	December 31,	appreciation/	Net cash		net of	June 30,
	2010	(depreciation)	flows		reinvestments	2011
Equities:
Open-end Funds	$11,252	$562	$1,098		$-	$12,912
Closed-end Funds	5,471	338	631	(a)	(181)	6,259
Institutional & PWM - direct	11,005	835	(105)		-	11,735
Institutional & PWM - sub-advisory	2,637	172	144		-	2,953
Investment Partnerships	515	9	85		-	609
Total Equities	30,880	1,916	1,853		(181)	34,468
Fixed Income:
Money-Market Fund	1,616	-	27		-	1,643
Institutional & PWM	26	-	-		-	26
Total Fixed Income	1,642	-	27		-	1,669
Total Assets Under Management	$32,522	$1,916	$1,880		$(181)	$36,137
(a) Includes $392 million from the launch of a new closed-end fund.

Table III: Assets Under Management
	June 30,	June 30,	%
	2010	2011	Inc.(Dec.)
Equities:
Open-end Funds	$8,684	$12,912	48.7%
Closed-end Funds	4,470	6,259	40.0
Institutional & PWM - direct	8,988	11,735	30.6
Institutional & PWM - sub-advisory	1,935	2,953	52.6
Investment Partnerships	406	609	50.0
Total Equities	24,483	34,468	40.8
Fixed Income:
Money-Market Fund	1,579	1,643	4.1
Institutional & PWM	26	26	-
Total Fixed Income	1,605	1,669	4.0
Total Assets Under Management	$26,088	$36,137	38.5%

Table IV: Assets Under Management by Quarter
						% Increase/
						(decrease) from
	6/10	9/10	12/10	3/11	6/11	6/10	3/11
Equities:
Open-end Funds	$8,684	$9,962	$11,252	$12,348	$12,912	48.7%	4.6%
Closed-end Funds	4,470	5,033	5,471	6,170	6,259	40.0	1.4
Institutional & PWM - direct	8,988	10,172	11,005	11,780	11,735	30.6	(0.4)
Institutional & PWM - sub-advisory	1,935	2,218	2,637	2,937	2,953	52.6	0.5
Investment Partnerships	406	466	515	547	609	50.0	11.3
Total Equities	24,483	27,851	30,880	33,782	34,468	40.8	2.0
Fixed Income:
Money-Market Fund	1,579	1,644	1,616	1,583	1,643	4.1	3.8
Institutional & PWM	26	26	26	26	26	-	-
Total Fixed Income	1,605	1,670	1,642	1,609	1,669	4.0	3.7
Total Assets Under Management	$26,088	$29,521	$32,522	$35,391	$36,137	38.5%	2.1%

Relative long-term investment performance remains strong.  50% of all firm mutual funds performed in the top half of their Lipper categories on a one-, three-, five-, and ten-year total return basis, respectively as of June 30, 2011.  Also, 53% of the firm’s mutual funds that are rated have a 4- or 5-star 3 year Morningstar RatingTM.

Gabelli/GAMCO Funds Morningstar Ratings Based on Risk Adjusted returns as of June 30, 2011 for funds that we manage
		Overall Rating		3 Year Rating		5 Year Rating		10 Year Rating
	Morningstar		# of		# of		# of		# of
FUND	Category	Stars	Funds	Stars	Funds	Stars	Funds	Stars	Funds
Gabelli ABC AAA	Mid-Cap Growth	êêêêê	681	êêêê	681	êêêêê	609	êêêêê	404
Gabelli Asset AAA	Large Blend	êêêêê	1675	êêêê	1675	êêêêê	1434	êêêêê	813
Gabelli Blue Chip Value AAA	Large Blend	êêê	1675	êêêê	1675	êêê	1434	êê	813
Gabelli Equity Income AAA	Large Value	êêêêê	1114	êêêê	1114	êêêêê	964	êêêêê	543
Gabelli Small Cap Growth AAA	Small Blend	êêêêê	564	êêêê	564	êêêêê	478	êêêêê	276
Gabelli SRI Green AAA	World Stock	êêêêê	683	êêêêê	683	n/a	n/a	n/a	n/a
Gabelli Utilities AAA	Specialty-Utilities	êêêê	80	êêêêê	80	êêêê	74	êêêê	50
Gabelli Value A	Mid-Cap Blend	êê	372	êêê	372	êê	305	êê	187
Gabelli Woodland Small Cap Value AAA	Small Blend	êêê	564	êêê	564	êêê	478	n/a	n/a
GAMCO Vertumnus AAA	Convertibles	ê	59	êê	59	ê	48	ê	40
GAMCO Global Growth AAA	World Stock	êêê	683	êêê	683	êêê	493	êê	277
GAMCO Global Opportunity AAA	World Stock	êêê	683	êêêê	683	êêê	493	êêê	277
GAMCO Global Telecommunications AAA	Specialty-Communications	êêêê	40	êêê	40	êêêê	33	êêêê	30
GAMCO Gold AAA	Specialty-Precious Metals	êêê	68	êêê	68	êêê	55	êêê	40
GAMCO Growth AAA	Large Growth	êê	1476	êê	1476	êê	1276	ê	803
GAMCO International Growth AAA	Foreign Large Growth	êêê	209	êêêê	209	êêê	168	êêê	103
GAMCO Mathers	Conservative Allocation	ê	542	ê	542	ê	440	ê	165
Gabelli Enterprise Mergers & Acquisitions A	Mid-cap Blend	êêê	372	êêêê	372	êêê	305	êêê	187
Comstock Capital Value AAA	Long - Short Equity	ê	71	ê	71	ê	44	ê	17
Percent of Rated funds rated 4 or 5 stars		36.84%		52.63%		33.33%		35.29%

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
The inception date for the Comstock Capital Value Fund was October 10, 1985.

GABELLI/GAMCO FUNDS		Gabelli Funds Lipper Rankings as of June 30, 2011
		1 Yr - 6/30/10-6/30/11		3 Yrs - 6/30/08-6/30/11		5 Yrs - 6/30/06-6/30/11		10 Yrs - 6/30/01-6/30/11
		Percentile	Rank /	Percentile	Rank /	Percentile	Rank /	Percentile	Rank /
Fund Name	Lipper Category	Rank	Total Funds	Rank	Total Funds	Rank	Total Funds	Rank	Total Funds
Gabelli Asset; AAA	Multi-Cap Core Funds	13	104/826	11	77/725	7	39/605	11	30/294
Gabelli Value Fund; A	Multi-Cap Growth Funds	46	212/463	14	51/391	45	145/324	17	36/220
Gabelli SRI; AAA	Mid-Cap Growth Funds	51	202/401	2	4/354	-	-	-	-
Gabelli Eq:Eq Inc; AAA	Equity Income Funds	24	64/272	33	80/243	22	43/195	8	7/96
GAMCO Growth; AAA	Large-Cap Growth Funds	83	639/776	88	605/690	84	503/600	89	338/379
Gabelli Eq:SC Gro; AAA	Small-Cap Core Funds	49	361/750	20	133/675	11	56/529	14	43/311
Gabelli Eq:Wd SCV; AAA	Small-Cap Core Funds	22	162/750	48	324/675	34	177/529	-	-
GAMCO Gl:Oppty; AAA	Global Large-Cap Growth	9	9/110	23	21/93	44	32/72	21	9/43
GAMCO Gl:Growth; AAA	Global Large-Cap Growth	35	38/110	58	54/93	47	34/72	62	27/43
GAMCO Gold; AAA	Precious Metal Funds	86	61/70	69	39/56	58	26/44	48	16/33
GAMCO Intl Gro; AAA	International Large-Cap Growth	5	11/233	16	29/190	45	69/153	49	44/90
Gabelli Bl Chp Val; AAA	Large-Cap Core Funds	88	944/1,072	40	379/948	46	373/815	61	297/491
Gabelli Inv:ABC; AAA	Specialty Diversified Equity Funds	64	28/43	56	19/33	27	7/25	10	1/9
GAMCO Mathers; AAA	Specialty Diversified Equity Funds	80	35/43	77	26/33	70	18/25	50	5/9
Comstock Cap Val; A	Specialty Diversified Equity Funds	91	40/43	92	31/33	89	23/25	70	7/9
GAMCO Gl:Telecom; AAA	Telecommunications Funds	77	29/37	68	21/30	28	7/24	15	3/19
GAMCO Gl:Vertumnus; AAA	Convertible Securities Funds	96	62/64	91	46/50	93	38/40	89	31/34
Gabelli Utilities; AAA	Utility Funds	46	34/74	6	4/71	18	11/61	25	11/44
787:Gabelli Merg&Acq; A	Mid-Cap Core Funds	99	331/334	70	209/299	82	202/246	86	126/146
Gabelli Capital Asset Fund	Distributed through Insurance Channel	8	24/314	4	13/294	6	16/247	13	19/148
% of funds in top half		50.0%		55.0%		68.4%		66.7%

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

Relative long-term investment performance remained strong with approximately 50%, 55%, 68% and 67% of firmwide mutual funds in the top half of their Lipper categories on a one-, three-, five-, and ten-year total-return basis, respectively, as of June 30, 2011.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared To Three Months Ended June 30, 2010

(Unaudited; in thousands, except per share data)
	2011	2010
Revenues
Investment advisory and incentive fees	$69,252	$50,271
Insitutional research services	4,241	4,524
Distribution fees and other income	11,588	7,704
Total revenues	85,081	62,499
Expenses
Compensation	34,365	25,871
Management fee	3,626	1,380
Distribution costs	9,588	7,099
Other operating expenses	7,005	5,569
Total expenses	54,584	39,919
Operating income	30,497	22,580
Other income (expense)
Net gain/(loss) from investments	3,669	(7,797)
Interest and dividend income	1,861	1,089
Interest expense	(3,403)	(3,406)
Total other income (expense), net	2,127	(10,114)
Income before income taxes	32,624	12,466
Income tax provision	11,945	4,401
Net income	20,679	8,065
Net income attributable to noncontrolling interests	32	16
Net income attributable to GAMCO Investors, Inc.'s shareholders	$20,647	$8,049

Net income attributable to GAMCO Investors, Inc.'s shareholders per share
Basic	$0.77	$0.30
Diluted	$0.77	$0.30

Reconciliation of net income attributable to GAMCO Investors, Inc.'s shareholders to Adjusted EBITDA:

Net income attributable to GAMCO Investors, Inc.'s shareholders	$20,647	$8,049
Interest expense	3,403	3,406
Income tax provision and net income attributable to noncontrolling interests	11,977	4,417
Depreciation and amortization	184	172
Adjusted EBITDA (a)	$36,211	$16,044

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

Overview

Total revenues were $85.1 million in the second quarter of 2011, 36.2% above the $62.5 million reported in the second quarter of 2010.  Operating income was $30.5 million, an increase of $7.9 million or 35.0% from $22.6 million in the second quarter of 2010.  Total other income, net of interest expense, was $2.1 million for the second quarter 2011 versus an expense of $10.1 million in the comparable prior year quarter.  Net income attributable to GAMCO Investors, Inc.’s shareholders for the quarter was $20.6 million or $0.77 per fully diluted share versus $8.0 million or $0.30 per fully diluted share in the prior year’s quarter.  Our results are largely driven by the levels of AUM and remain sensitive to changes in the equity markets.

Revenues

Investment advisory and incentive fees for the second quarter 2011 were $69.3 million, 37.8% above the 2010 comparative figure of $50.3 million.  Open-end mutual fund revenues increased by 32.2% to $30.8 million from $23.3 million in second quarter 2010 driven by higher average AUM resulting from both net inflows and market performance.  Our closed-end fund revenues rose 41.1% to $12.7 million in the second quarter 2011 from $9.0 million in 2010 due to higher average AUM which includes $392 million from a new closed-end fund launched in the first quarter of 2011.  Institutional and private wealth management account revenues, which are generally based on beginning of quarter AUM, increased 43.4% to $24.8 million from $17.3 million in second quarter 2010, primarily due to higher AUM resulting from market appreciation, and a $3.0 million quarter over quarter increase in earned performance fees.  Investment partnership revenues were $1.0 million, an increase of 48.6% from $673,000 in 2010.

Our institutional research subsidiary had revenues of $4.2 million in the second quarter 2011, a decline of 6.7% from $4.5 million in the prior year quarter as increased commission income was more than offset by lower syndicate and manager fees.

Open-end fund distribution fees and other income were $11.6 million for the second quarter 2011, an increase of $3.9 million or 50.6% from $7.7 million in the prior year period, primarily due to higher quarterly average AUM in open-end equity mutual funds that generate such fees and an increased level of sales of load shares of mutual funds.

Expenses

Compensation costs, which are largely variable, were $34.4 million or 32.8% higher than the $25.9 million recorded in the prior year period.  This increase was driven by higher revenues across most business lines as AUM increased substantially quarter over quarter.

Management fee expense, which is wholly variable and based on pretax income, increased to $3.6 million in the second quarter of 2011 from $1.4 million in the 2010 period.

Distribution costs were $9.6 million, an increase of $2.5 million or 35.2% from $7.1 million in the prior year’s period as average AUM in open-end equity mutual funds, the majority of which were obtained through third-party distribution programs, increased 36.8% in the second quarter 2011 from the second quarter of 2010.

Other operating expenses increased by $1.4 million to $7.0 million in the second quarter of 2011 from $5.6 million in the second quarter of 2010.

Total expenses were $54.6 million in the 2011 quarter, $14.7 million or 36.8% ahead of the $39.9 million reported in the second quarter of 2010.  Total expenses, excluding the management fee, were $51.0 million in the second quarter of 2011, a 32.5% increase from $38.5 million in the second quarter of 2010.

Operating income for the second quarter of 2011 was $30.5 million, an increase of $7.9 million from the second quarter 2010’s $22.6 million.  Operating income, as a percentage of revenues, was 35.8% in the 2011 quarter as compared to 36.1% in the 2010 quarter.

Other

Total other income (net of interest expense) was $2.1 million for the second quarter 2011 versus an expense of $10.1 million in the prior year’s quarter.  Realized and unrealized gains in our trading portfolio rose by $11.5 million on the relative strength in the equity markets.  Interest and dividend income was higher by $0.8 million.  Interest expense was $3.4 million in both the second quarter of 2011 and second quarter of 2010.

The effective tax rate for the three months ended June 30, 2011 was 36.6% as compared to the prior year period’s effective rate of 35.3%.

Six Months Ended June 30, 2011 Compared To Six Months Ended June 30, 2010

(Unaudited; in thousands, except per share data)
	2011	2010
Revenues
Investment advisory and incentive fees	$132,163	$99,613
Insitutional research services	7,890	7,948
Distribution fees and other income	21,933	14,936
Total revenues	161,986	122,497
Expenses
Compensation	67,782	52,084
Management fee	6,739	3,828
Distribution costs	23,017	14,130
Other operating expenses	13,191	10,505
Total expenses (a)	110,729	80,547
Operating income	51,257	41,950
Other income (expense)
Net gain/(loss) from investments	12,409	(2,565)
Interest and dividend income	3,797	1,904
Interest expense	(6,270)	(6,698)
Total other income (expense), net	9,936	(7,359)
Income before income taxes	61,193	34,591
Income tax provision	22,233	12,695
Net income	38,960	21,896
Net income attributable to noncontrolling interests	670	121
Net income attributable to GAMCO Investors, Inc.'s shareholders	$38,290	$21,775

Net income attributable to GAMCO Investors, Inc.'s shareholders per share
Basic	$1.43	$0.80
Diluted	$1.42	$0.80

Reconciliation of net income attributable to GAMCO Investors, Inc.'s shareholders to Adjusted EBITDA:

Net income attributable to GAMCO Investors, Inc.'s shareholders	$38,290	$21,775
Interest expense	6,270	6,698
Income tax provision and net income attributable to noncontrolling interests	22,903	12,816
Depreciation and amortization	456	343
Adjusted EBITDA (b)	$67,919	$41,632

(a)   First six months 2011 includes $5.6 million in costs directly related to the launch of a new closed-end fund in the first quarter.
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

Overview

Total revenues were $162.0 million in the first half of 2011, 32.2% above the $122.5 million reported in the first half of 2010.  Operating income was $51.3 million, an increase of $9.3 million or 22.1% from $42.0 million in the first half of 2010.  Total other income, net of interest expense, was income of $9.9 million for the first six months of 2011 versus an expense of $7.4 million in the comparable prior year period.  Net income attributable to GAMCO Investors, Inc.’s shareholders for the first half was $38.3 million or $1.42 per fully diluted share versus $21.8 million or $0.80 per fully diluted share in the prior year’s period.  Our results are largely driven by the levels of AUM and remain sensitive to changes in the equity markets.

Revenues

Investment advisory and incentive fees for the first half of 2011 were $132.2 million, 32.7% above the 2010 comparative figure of $99.6 million.  Open-end mutual fund revenues increased by 30.7% to $59.2 million from $45.3 million in the first half of 2010 driven by higher average AUM resulting from both net inflows and market performance.  Our closed-end fund revenues rose 37.9% to $24.4 million in the first six months of 2011 from $17.7 million in 2010 due to higher average AUM which includes $392 million from a new closed-end fund launched in the first quarter of 2011.  Institutional and private wealth management account revenues, which are generally based on beginning of quarter AUM, increased 32.5% to $46.5 million from $35.1 million in the first half of 2010, primarily due to higher AUM resulting from market appreciation, and a period over period $3.8 million increase in earned performance fees.  Investment partnership revenues were $1.9 million, an increase of 26.7% from the $1.5 million in 2010.

Our institutional research subsidiary had revenues of $7.9 million in the first half of 2011, unchanged from the $7.9 million in the prior year.

Open-end fund distribution fees and other income were $21.9 million for the first six months of 2011, an increase of $7.0 million or 47.0% from $14.9 million in the prior year period, primarily due to higher quarterly average AUM in open-end equity mutual funds that generate such fees and an increased level of sales of load shares of mutual funds.

Expenses

Compensation costs, which are largely variable, were $67.8 million or 30.1% higher than the $52.1 million recorded in the prior year period.  This increase was driven by higher revenues across most business lines as AUM increased substantially period over period and included $0.4 million of one-time charges directly related to the launch of a new closed-end fund, GNT, in the current period.

Management fee expense, which is wholly variable and based on pretax income, increased to $6.7 million in the first six months of 2011 from the first six months of 2010’s $3.8 million.

Distribution costs were $23.0 million, an increase of $8.9 million or 63.1% from $14.1 million in the prior year’s period.  The increase was primarily attributable to $4.7 million in one-time pre-tax charges related to the launch of GNT.  Excluding these one-time pre-tax charges, distribution costs would have been $18.3 million for the first half of 2011, an increase of 29.8% from the 2010 first half amount of $14.1 million.

Other operating expenses increased by $2.7 million or 25.7% to $13.2 million in the first half of 2011 from $10.5 million in the prior year period.  Other operating expenses include costs related to accounting, insurance, legal, regulatory and data processing.

Total expenses were $110.7 million in the first six months of 2011, $30.2 million or 37.5% ahead of the $80.5 million reported in the first six months of 2010.  Total expenses, excluding the management fee, were $104.0 million during the first six months of 2011, a 35.6% increase from $76.7 million in the 2010 period.  Excluding the one-time pre-tax charges related to the launch of GNT in the first quarter of 2011, the total expenses, excluding the management fee, were $98.4 million, a 28.3% increase from the 2010 level.

Operating income for the first half of 2011 was $51.3 million, an increase of $9.3 million from the first half of 2010’s $42.0 million.  This increase was largely due to the increase in revenues partially offset by the one-time pre-tax launch costs for GNT of $5.6 million.  Excluding the one-time pre-tax charges for the launch of GNT, operating income was $56.9 million, an increase of $14.9 million or 35.5% from the first half of 2010.

Other

Total other income (net of interest expense) was $9.9 million for the first half of 2011 versus an expense of $7.4 million in the prior year’s period.  Realized and unrealized gains in our trading portfolio rose by $15.0 million on the relative strength in the equity markets.  Interest and dividend income was higher by $1.9 million.  Interest expense was $6.3 million in the first half of 2011, lower by $0.4 million, as compared to the $6.7 million in the first half of 2010.  Due to the various redemptions and issuances of debt subsequent to June 30, 2010, we expect interest expense in the second half of 2011 to exceed interest expense recorded in the second half of 2010 by $3.3 million.

The effective tax rate for the six months ended June 30, 2011 was 36.3% as compared to the prior year period’s effective rate of 36.7%.

LIQUIDITY AND CAPITAL RESOURCES
Our principal assets consist of cash and cash equivalents, short-term investments, securities held for investment purposes, investments in mutual funds, and investment partnerships and offshore funds, both proprietary and external.  Cash and cash equivalents are comprised primarily of money market funds managed by GAMCO.  Although the investment partnerships and offshore funds are, for the most part, illiquid, the underlying investments of such partnerships or funds are, for the most part liquid, and the valuations of these products reflect that underlying liquidity.

Summary cash flow data is as follows:
	Six months ended
	June 30,
	2011	2010
Cash flows provided by (used in):	(in thousands)
Operating activities	$692	$(49,813)
Investing activities	2,092	3,282
Financing activities	89,714	(32,979)
Effect of exchange rates on cash and cash equivalents	(9)	(18)
Net increase (decrease)	92,489	(79,528)
Cash and cash equivalents at beginning of period	169,601	338,270
Decrease in cash from deconsolidation of partnership	(1,251)	-
Cash and cash equivalents at end of period	$260,839	$258,742

Cash requirements and liquidity needs have historically been met through cash generated by operating activities and our borrowing capacity.  We filed a shelf registration with the SEC in 2009 which, among other things, provides us opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $400 million.  On May 31, 2011, the Company issued $100 million of senior unsecured notes at par.  The net proceeds of $99.1 million will be used for working capital and general corporate purposes, which may include acquisitions.  The notes mature June 1, 2021 and bear interest, payable semi-annually, at 5.875% per annum.  The notes were issued pursuant to the Company’s shelf registration reducing the amount for future issuances to $300 million.  The shelf is available through July 27, 2012.  We maintain an investment grade rating at both Moody’s Investors Services (Baa3/stable) and Standard & Poor’s (BBB/stable).

At June 30, 2011, we had total cash and cash equivalents of $260.8 million, an increase of $91.2 million from December 31, 2010.  Cash and cash equivalents of $98,000 and investments in securities of $80.1 million held by consolidated investment partnerships and offshore funds may not be readily available for the Company to access.  Total debt outstanding at June 30, 2011 was $260.8 million, consisting of $61.8 million in five year zero coupon subordinated debentures due 2015 (“Debentures”), with a face value of $86.4 million, $100 million of 5.875% senior notes due 2021 and $99 million of 5.5% senior notes due 2013.

For the six months ended June 30, 2011, cash provided by operating activities was $692,000, an increase of $50.5 million from the prior year’s period cash used of $49.8 million.  The most significant contributor to the reduced use of cash from operating activities in the first six months of 2011 versus the first six months of 2010 was a decrease of $29.4 million in receivable from brokers and an increase of $17.1 in net income.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $2.1 million in the first half of 2011.  Cash provided by financing activities in the first half of 2011 was $89.7 million, including $100.0 million ($99.1 million net of issuance costs) from the issuance of 5.875% senior unsecured notes due June 2021 less $1.9 million paid in dividends and $19.5 million paid for the purchase of treasury stock.

For the six months ended June 30, 2010, cash used in operating activities was $49.8 million.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $3.3 million in the first six months of 2010.  Cash used in financing activities in the first six months of 2010 was $33.0 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

As a registered broker-dealer, Gabelli & Company is subject to certain net capital requirements.  Gabelli & Company's net capital has historically exceeded these minimum net capital requirements.  Gabelli & Company computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 at June 30, 2011.  At June 30, 2011, Gabelli & Company had net capital, as defined, of approximately $9.1 million, exceeding the regulatory requirement by approximately $8.9 million.  During the second quarter of 2011, we received regulatory approval of our newly registered broker-dealer, G.distributors, LLC, which became the distributor of the open-end mutual funds on August 1, 2011.  G.distributors, LLC computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934 (“Exchange Act”).  The requirement was $250,000 at June 30, 2011.  At June 30, 2011, G.distributors, LLC had net capital, as defined, of approximately $3.0 million, exceeding the regulatory requirement by approximately $2.7 million.  Net capital requirements for our affiliated broker-dealers may increase in accordance with rules and regulations to the extent they engage in other business activities.

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

The Company earns substantially all of its revenue as advisory and distribution fees from our affiliated open-end and closed-end funds, Institutional and Private Wealth Management, and Investment Partnership assets.  Such fees represent a percentage of AUM and the majority of these assets are in equity investments.  Accordingly, since revenues are proportionate to the value of those investments, a substantial increase or decrease in equity markets overall will have a corresponding effect on the Company's revenues.

With respect to our proprietary investment activities, included in investments in securities of $363.3 million at June 30, 2011 were investments in United States Treasury Bills and Notes of $7.9 million, in mutual funds, largely invested in equity products, of $68.5 million, a selection of common and preferred stocks totaling $286.4 million, and other investments of approximately $0.5 million.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $286.4 million invested in common and preferred stocks at June 30, 2011, $35.3 million represented our investment in Westwood Holdings Group Inc., and $78.9 million was invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At June 30, 2011, the fair value of securities sold, not yet purchased was $10.2 million.  Investments in partnerships totaled $98.6 million at June 30, 2011, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.  Risk arbitrage generally involves announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of June 30, 2011.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At June 30, 2011:
Equity price sensitive investments, at fair value	$346,036	$311,432	$380,640
At December 31, 2010:
Equity price sensitive investments, at fair value	$359,699	$323,729	$395,669

From June 30, 2010, to June 30, 2011, the Company reallocated approximately $50 million of capital from cash equivalents to investments in securities, including GAMCO Strategic Value Fund, a Luxembourg SICAV.  Additionally, the consolidation of Gabelli Associates Limited II E added approximately $16 million to investments in securities.

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

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, Separate Accounts, and Investment Partnerships as well as our proprietary investment and trading activities.  At June 30, 2011, we had equity investments, including mutual funds largely invested in equity products, of $363.3 million.  Investments in mutual funds, $68.5 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships totaled $98.6 million, of which $37.0 million were invested in partnerships which invest in risk arbitrage.  Risk arbitrage is primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes will be recorded as net gain/(loss) from investments in the condensed consolidated statements of income while the available for sale portfolio changes will be recorded in other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Co-Principal Accounting Officers (“PAOs”), to allow timely decisions regarding required disclosure.  Our CEO, CFO, and PAOs participated in this evaluation and concluded that, as of the date of June 30, 2011, our disclosure controls and procedures were effective.

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

From time to time, the Company is subject to lawsuits, governmental and regulatory examinations and investigations, certain of which may result in adverse judgments, settlements, fines, penalties or other relief.  The Company cannot predict the ultimate outcome of such matters.  In accordance with GAAP standards for contingencies, we evaluate these matters on an ongoing basis.  The Company has accrued amounts for its loss contingencies which it believes are probable and estimable.  Such amounts are not considered material to the Company’s financial condition, operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended June 30, 2011:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
4/01/11 - 4/30/11	9,076	$45.60	9,076	353,669
5/01/11 - 5/31/11	215,666	46.49	215,666	638,003
6/01/11 - 6/30/11	43,879	44.96	43,879	594,124
Totals	268,621	$46.21	268,621

In May 2011, the Board of Directors approved an increase of 500,000 shares of GBL available to be repurchased under our stock repurchase program.  Our stock repurchase programs are not subject to expiration dates.

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

GAMCO INVESTORS, INC.
(Registrant)

By:/s/ Kieran Caterina	By:/s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Principal Accounting Officer	Title: Co-Principal Accounting Officer

Date: August 2, 2011	Date: August 2, 2011