Form 10-Q
period 2011-09-30
GAMCO INVESTORS, INC. ET AL
filed 2011-11-08
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at October 31, 2011
Class A Common Stock, .001 par value	6,666,654
Class B Common Stock, .001 par value	20,106,746

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended September 30, 2011 and 2010

- Nine months ended September 30, 2011 and 2010

Condensed Consolidated Statements of Financial Condition:
- September 30, 2011
- December 31, 2010
- September 30, 2010

Condensed Consolidated Statements of Equity and Comprehensive Income:

- Nine months ended September 30, 2011 and 2010

Condensed Consolidated Statements of Cash Flows:
- Nine months ended September 30, 2011 and 2010

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Investment advisory and incentive fees	$65,244	$50,249	$197,407	$149,862
Institutional research services	3,421	4,005	11,311	11,953
Distribution fees and other income	11,486	8,189	33,419	23,125
Total revenues	80,151	62,443	242,137	184,940
Expenses
Compensation	32,010	26,661	99,792	78,745
Management fee	1,387	3,540	8,126	7,368
Distribution costs	11,091	7,710	34,108	21,840
Other operating expenses	5,002	5,023	18,193	15,528
Total expenses (a)	49,490	42,934	160,219	123,481

Operating income	30,661	19,509	81,918	61,459
Other income (expense)
Net gain/(loss) from investments	(16,152)	13,916	(3,743)	11,351
Interest and dividend income	1,823	2,012	5,620	3,916
Interest expense	(4,418)	(3,295)	(10,688)	(9,993)
Total other income (expense), net	(18,747)	12,633	(8,811)	5,274
Income before income taxes	11,914	32,142	73,107	66,733
Income tax provision	4,745	11,686	26,978	24,381
Net income	7,169	20,456	46,129	42,352
Net income/(loss) attributable to noncontrolling interests	(530)	350	140	471
Net income attributable to GAMCO Investors, Inc.'s shareholders	$7,699	$20,106	$45,989	$41,881

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.29	$0.75	$1.72	$1.55

Diluted	$0.29	$0.73	$1.72	$1.53

Weighted average shares outstanding:
Basic	26,496	26,828	26,686	26,996

Diluted	26,576	28,364	26,772	27,818

Dividends declared:	$0.04	$0.93	$0.11	$0.99
(a) Nine months ended September 30, 2011 includes $5.6 million in costs directly related to the launch of a new closed-end fund.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	September 30,	December 31,	September 30,
	2011	2010	2010
ASSETS
Cash and cash equivalents, including restricted cash of $0, $0 and $62,308, respectively	$335,656	$169,601	$294,271
Investments in securities	270,323	305,486	228,210
Investments in partnerships	98,286	82,871	79,244
Receivable from brokers	67,064	46,621	62,209
Investment advisory fees receivable	23,451	44,660	17,145
Income tax receivable and deferred tax assets	227	325	-
Other assets	25,883	23,172	21,140
Total assets	$820,890	$672,736	$702,219

LIABILITIES AND EQUITY
Payable to brokers	$15,590	$1,554	$4,151
Income taxes payable and deferred tax liabilities	21,235	23,225	4,533
Capital lease obligation	5,100	5,182	5,197
Compensation payable	31,559	23,771	23,575
Securities sold, not yet purchased	6,743	19,299	18,446
Mandatorily redeemable noncontrolling interests	1,490	1,444	1,367
Accrued expenses and other liabilities	31,450	23,089	25,436
Sub-total	113,167	97,564	82,705

5.5% Senior notes (due May 15, 2013)	99,000	99,000	99,000
5.875% Senior notes (due June 1, 2021)	100,000	-	-
6.5% Convertible note (due October 2, 2018; repaid October 13, 2010)	-	-	60,000
Zero coupon subordinated debentures, Face value: $86.4 million (due December 31, 2015)	62,973	59,580	-
Total liabilities	375,140	256,144	241,705

Redeemable noncontrolling interests	38,050	26,984	15,994
Commitments and contingencies (Note J)
Equity
GAMCO Investors, Inc. stockholders' equity
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
13,600,897, 13,255,503 and 13,202,489 issued, respectively; 6,666,654,
6,763,221 and 6,970,410 outstanding, respectively	13	13	13
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 20,106,746, 20,290,140 and 20,292,104 shares
outstanding, respectively	20	20	20
Additional paid-in capital	264,028	262,108	255,860
Retained earnings	413,295	370,272	425,383
Accumulated comprehensive income	18,425	25,389	19,306
Treasury stock, at cost (6,934,243, 6,492,282 and 6,232,079 shares, respectively)	(291,781)	(271,773)	(259,442)
Total GAMCO Investors, Inc. stockholders' equity	404,000	386,029	441,140
Noncontrolling interests	3,700	3,579	3,380
Total equity	407,700	389,608	444,520

Total liabilities and equity	$820,890	$672,736	$702,219

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
UNAUDITED
(In thousands)

For the Nine Months Ended September 30, 2011
		GAMCO Investors, Inc. shareholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling	Comprehensive
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests	Income
Balance at December 31, 2010	$3,579	$33	$262,108	$370,272	$25,389	$(271,773)	$389,608	$26,984	$-
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(2,340)	-
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	17,490	-
Deconsolidation of
Partnership	-	-	-	-	-	-	-	(4,103)	-
Net income	121	-	-	45,989	-	-	46,110	19	46,129
Net unrealized losses on
securities available for sale,
net of income tax benefit ($4,093)	-	-	-	-	(6,969)	-	(6,969)	-	(6,969)
Foreign currency translation	-	-	-	-	5	-	5	-	5
Dividends declared ($0.11 per
share)	-	-	-	(2,966)	-	-	(2,966)	-	-
Stock based compensation
expense	-	-	1,920	-	-	-	1,920	-	-
Purchase of treasury stock	-	-	-	-	-	(20,008)	(20,008)	-	-
Balance at September 30, 2011	$3,700	$33	$264,028	$413,295	$18,425	$(291,781)	$407,700	$38,050	$39,165
Comprehensive income attributable
to noncontrolling interest									(140)
Total comprehensive income
attributable to GAMCO Investors, Inc.									$39,025

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
UNAUDITED
(In thousands)

For the Nine Months Ended September 30, 2010
		GAMCO Investors, Inc. shareholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling	Comprehensive
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests	Income
Balance at December 31, 2009	$4,043	$33	$251,591	$410,473	$19,088	$(241,567)	$443,661	$1,464	$-
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(475)	-
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	14,700	-
Dividends paid to noncontrolling
interests	(829)	-	-	-	-	-	(829)	-	-
Net income	166	-	-	41,881	-	-	42,047	305	42,352
Net unrealized gains on
securities available for sale,
net of income tax ($129)	-	-	-	-	220	-	220	-	220
Foreign currency translation	-	-	-	-	(2)	-	(2)	-	(2)
Dividends declared ($0.99 per
share)	-	-	-	(26,971)	-	-	(26,971)	-	-
Stock based compensation
expense	-	-	4,221	-	-	-	4,221	-	-
Exercise of stock options
including tax benefit	-	-	48	-	-	-	48	-	-
Purchase of treasury stock	-	-	-	-	-	(17,875)	(17,875)	-	-
Balance at September 30, 2010	$3,380	$33	$255,860	$425,383	$19,306	$(259,442)	$444,520	$15,994	$42,570
Comprehensive income attributable
to noncontrolling interest									(471)
Total comprehensive income
attributable to GAMCO Investors, Inc.									$42,099

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities
Net income	$46,129	$42,352
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net gains from partnerships	(268)	(4,869)
Depreciation and amortization	642	520
Stock based compensation expense	1,920	4,221
Deferred income taxes	(1,358)	724
Tax benefit from exercise of stock options	-	8
Foreign currency translation gain/(loss)	5	(2)
Fair value of donated securities	111	(608)
Gains on sales of available for sale securities	(584)	(13)
Amortization of discount on convertible debt	-	52
Accretion of zero coupon debentures	3,393	-
Loss on extinguishment of debt	-	497
(Increase) decrease in assets:
Investments in trading securities	5,417	(64,863)
Investments in partnerships:
Contributions to partnerships	(13,283)	(18,143)
Distributions from partnerships	3,312	6,423
Receivable from brokers	(26,130)	(32,137)
Investment advisory fees receivable	21,339	18,539
Income tax receivable and deferred tax assets	98	-
Other assets	(2,424)	(194)
Increase (decrease) in liabilities:
Payable to brokers	14,036	3,756
Income taxes payable and deferred tax liabilities	3,726	(4,843)
Compensation payable	7,787	10,273
Mandatorily redeemable noncontrolling interests	47	(255)
Accrued expenses and other liabilities	9,579	(192)
Total adjustments	27,365	(81,106)
Net cash provided by (used in) operating activities	$73,494	$(38,754)

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
Investing activities
Purchases of available for sale securities	$(4,374)	$(12)
Proceeds from sales of available for sale securities	5,685	2,014
Return of capital on available for sale securities	1,262	1,901
Increase in restricted cash	-	(50)
Net cash provided by investing activities	2,573	3,853

Financing activities
Contributions from redeemable noncontrolling interests	17,490	14,700
Redemptions of redeemable noncontrolling interests	(2,340)	(475)
Issuance of 5.875% Senior notes due June 1, 2021	100,000	-
Issuance costs on the 5.875% Senior notes due June 1, 2021	(934)	-
Repayment of 6% Convertible note due August 14, 2011	-	(40,400)
Proceeds from exercise of stock options	-	40
Dividends paid	(2,966)	(26,565)
Dividends paid to noncontrolling interests	-	(829)
Purchase of treasury stock	(20,008)	(17,875)
Net cash provided by (used in) financing activities	91,242	(71,404)
Effect of exchange rates on cash and cash equivalents	(3)	(2)
Net increase (decrease) in cash and cash equivalents	167,306	(106,307)
Cash and cash equivalents at beginning of period	169,601	338,270
Decrease in cash from deconsolidation of partnership	(1,251)	-
Cash and cash equivalents at end of period	$335,656	$231,963
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,554	$9,775
Cash paid for taxes	$23,587	$28,004

Non-cash activity:
- On January 1, 2011, GAMCO Investors, Inc. was no longer deemed to have control over a certain partnership which resulted in the deconsolidation of that partnership and decreases of approximately $1,251 of cash and cash equivalents, $2,852 of net assets and $4,103 of noncontrolling interests.
- For the nine months ended September 30, 2011 and September 30, 2010, the Company accrued restricted stock award dividends of $27 and $405, respectively.
See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Recent Accounting Developments

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to improve disclosures about fair value measurements.  The guidance affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements.  The guidance requires new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  The guidance is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company adopted the applicable portions of this guidance on January 1, 2011 without a material impact to the consolidated financial statement disclosures.

In May 2011, the FASB issued guidance on fair value measurement which expands existing disclosure requirements for fair value measurements and makes other amendments.  The guidance requires, for level 3 fair value measurements, (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.  Additionally, the guidance requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed and clarifies that the valuation premise and highest and best use concepts are not relevant to financial instruments.  The guidance is effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years.  The application of this guidance will result in enhanced footnote disclosure upon adoption on January 1, 2012.

In June 2011, the FASB issued guidance which revises the manner in which entities present comprehensive income in their financial statements.  The new guidance requires entities to report comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used currently, and the second statement would include components of other comprehensive income (“OCI”).  The guidance does not change the items that must be reported in OCI.  The guidance is effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years.  The application of this guidance is not expected to be material to the condensed consolidated financial statements.

In September 2011, the FASB issued guidance which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the quantitative two-step goodwill impairment model that is currently in place.  If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary.  The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment.  This guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011.  The application of this guidance is not expected to be material to the condensed consolidated financial statements.

 B.  Investment in Securities

Investments in securities at September 30, 2011, December 31, 2010 and September 30, 2010 consisted of the following:

	September 30, 2011		December 31, 2010		September 30, 2010
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$18,698	$18,699	$27,327	$27,288	$1,388	$1,363
Common stocks	166,989	160,861	158,455	170,374	122,720	128,386
Mutual funds	1,096	1,202	1,205	1,554	1,194	1,365
Convertible bonds	-	-	574	620	762	938
Preferred stocks	-	-	1,783	1,973	1,783	1,834
Other investments	442	396	1,559	1,350	785	582
Total trading securities	187,225	181,158	190,903	203,159	128,632	134,468

Available for sale securities:
Common stocks	16,724	31,903	16,835	37,139	16,918	31,594
Mutual funds	41,718	57,262	43,707	65,188	44,717	62,148
Total available for sale securities	58,442	89,165	60,542	102,327	61,635	93,742

Total investments in securities	$245,667	$270,323	$251,445	$305,486	$190,267	$228,210

Securities sold, not yet purchased at September 30, 2011, December 31, 2010 and September 30, 2010 consisted of the following:

	September 30, 2011		December 31, 2010		September 30, 2010
	Proceeds	Fair Value	Proceeds	Fair Value	Proceeds	Fair Value
Trading securities:	(In thousands)
Common stocks	$7,979	$6,743	$19,071	$19,299	$18,026	$18,387
Other	-	-	-	-	56	59
Total securities sold, not yet purchased	$7,979	$6,743	$19,071	$19,299	$18,082	$18,446

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at time of purchase are classified as cash equivalents.  A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses, reported in current period earnings.  Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of equity except for losses deemed to be other than temporary which are recorded as unrealized losses in the condensed consolidated statements of income.  There was no impairment of AFS securities for the three or nine month periods ended September 30, 2011 and September 30, 2010.

The Company recognizes all derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments.  For the three and nine months ended September 30, 2011, the Company had no derivative transactions.  For the three months ended September 30, 2010, the Company had derivative transactions in equity derivatives which resulted in net losses of $36,000.  For the nine months ended September 30, 2010, the Company had derivative transactions in equity derivatives which resulted in net losses of $154,000.  At December 31, 2010 and September 30, 2010, we held derivative contracts on 403,000 equity shares and 265,000 equity shares, respectively, and the fair value was $1.0 million and $285,000, respectively; these are included in investments in securities in the condensed consolidated statements of financial condition.  At September 30, 2011, the Company did not hold any derivatives.  These transactions are not designated as hedges for accounting purposes, and therefore changes in fair values of these derivatives are included in net gain/(loss) from investments in the condensed consolidated statements of income.

At September 30, 2011, December 31, 2010 and September 30, 2010, the fair value of common stock investments available for sale was $31.9 million, $37.1 million and $31.6 million, respectively.  The total unrealized gains for common stock investments available for sale securities with unrealized gains was $15.2 million, $20.3 million and $14.7 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.  There were no unrealized losses for common stock investments available for sale at September 30, 2011, December 31, 2010 or September 30, 2010.  At September 30, 2011, December 31, 2010 and September 30, 2010, the fair value of mutual fund investments available for sale with unrealized gains was $57.2 million, $65.2 million and $62.1 million, respectively.  The total unrealized gains for mutual fund investments available for sale securities with unrealized gains at September 30, 2011, December 31, 2010 and September 30, 2010 was $15.6 million, $21.5 million and $17.4 million, respectively.  At September 30, 2011, the fair value of mutual fund investments available for sale with unrealized losses was $0.1 million.  The total unrealized losses for mutual fund investments available for sale with unrealized losses was less than $0.1 million at September 30, 2011.  At December 31, 2010 and September 30, 2010, there were no unrealized losses for mutual fund investments available for sale.

Unrealized changes to fair value, net of taxes, for the three months ended September 30, 2011 and September 30, 2010 of $7.9 million in losses and $3.3 million in gains, respectively, have been included in other comprehensive income, a component of equity, at September 30, 2011 and September 30, 2010.  Return of capital on available for sale securities for the three months ended September 30, 2011 and September 30, 2010 was $0.5 million and $0.6 million, respectively.  There were no sales of investments available for sale for the three months ended September 30, 2011 or September 30, 2010.  Unrealized changes to fair value, net of taxes, for the nine months ended September 30, 2011 and September 30, 2010 of $7.0 million in losses and $0.2 million in gains, respectively, have been included in other comprehensive income, a component of equity, at September 30, 2011 and September 30, 2010.  Return of capital on available for sale securities for the nine months ended September 30, 2011 and September 30, 2010 was $1.3 million and $1.9 million, respectively.  Proceeds from sales of investments available for sale were approximately $5.7 million and $2.0 million for the nine month periods ended September 30, 2011 and September 30, 2010, respectively.  For the nine months ended September 30, 2011 and September 30, 2010, gross realized gains on the sale of investments available for sale amounted to $0.6 million and $13,000, respectively; there were no gross realized losses on the sale of investments available for sale.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	September 30, 2011			December 31, 2010			September 30, 2010
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Mutual Funds	$100	$(21)	$79	$-	$-	$-	$-	$-	$-

At September 30, 2011, there was one holding in a loss position which was not deemed to be other-than-temporarily impaired because it passed scrutiny in our evaluation of the length of time that it had been in a loss position and our evaluation of issuer-specific and industry-specific considerations.  In this specific instance, the investment at September 30, 2011 was a mutual fund with diversified holdings across multiple companies and across multiple industries.  The one holding was impaired for four consecutive months and its fair value at September 30, 2011 was $0.1 million.

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

We also have sponsored a number of investment vehicles where we are the investment manager in which we do not have an equity investment.  These vehicles are considered variable interest entities (“VIEs”), and we are not the primary beneficiary because we do not absorb a majority of the entities’ expected losses or expected returns.  The Company has not provided any financial or other support to these entities.  The total assets of these entities at September 30, 2011, December 31, 2010 and September 30, 2010 were $29.5 million, $13.3 million and $11.8 million, respectively.  Our maximum exposure to loss as a result of our involvement with the VIEs is limited to the deferred carried interest that we have in one of the VIEs.  On September 30, 2011, December 31, 2010 and September 30, 2010, we had a deferred carried interest in one of the VIE offshore funds of approximately $47,000, $325,000 and $307,000, respectively, and it was included in investments in partnerships on the condensed consolidated statements of financial condition.  Additionally, as the general partner or investment manager to these VIEs, the Company earns fees for performing these roles.  These revenues and associated receivables are dependent upon the AUM levels in the VIEs, would vary depending on these AUMs and would be reflected in the condensed consolidated statements of income, condensed consolidated statements of financial condition and condensed consolidated statements of cash flows.

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

September 30,
2011
(In thousands)
Cash and cash equivalents	$251
Investments in securities	44,227
Investments in partnerships	1,489
Receivable from brokers	50,060
Other assets	70
Securities sold, not yet purchased	(3,786)
Accrued expenses and other liabilities	(525)
Redeemable noncontrolling interests	(37,289)
GAMCO's net interests in consolidated VIEs	$54,497

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

At September 30, 2011, December 31, 2010 and September 30, 2010, and for the three and nine months ended September 30, 2011 and September 30, 2010, the Company consolidated two limited partnerships and one offshore fund (the “consolidated feeder funds”) that owned 100% of their offshore master funds.  The Company retained the specialized investment company accounting of the consolidated feeder funds in the Company’s consolidated financial statements.  Included in the investment in partnerships on the Company’s consolidated statement of financial condition as of September 30, 2011, December 31, 2010 and September 30, 2010, are $27.1 million $27.7 million, and $26.8 million, respectively, which represent the consolidated feeder fund’s proportionate investment in the master funds carried at fair value at those dates.

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

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with the FASB’s guidance on fair value measurement.  The levels of the fair value hierarchy and their applicability to the Company are described below:

-
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date.  Level 1 assets include cash equivalents, government obligations, open-end mutual funds, closed-end funds and equities.

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

The following table presents information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of September 30, 2011, December 31, 2010 and September 30, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2011 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2011
Cash equivalents	$335,098	$-	$-	$335,098
Investments in partnerships	-	27,071	-	27,071
Investments in securities:
AFS - Common stocks	31,903	-	-	31,903
AFS - Mutual funds	57,262	-	-	57,262
Trading - Government obligations	18,699	-	-	18,699
Trading - Common stocks	160,259	8	594	160,861
Trading - Mutual funds	1,202	-	-	1,202
Trading - Other	38	-	358	396
Total investments in securities	269,363	8	952	270,323
Total investments	269,363	27,079	952	297,394
Total assets at fair value	$604,461	$27,079	$952	$632,492
Liabilities
Trading - Common stocks	$6,743	$-	$-	$6,743
Securities sold, not yet purchased	$6,743	$-	$-	$6,743

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2010 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2010
Cash equivalents	$167,548	$-	$-	$167,548
Investments in partnerships	-	27,690	-	27,690
Investments in securities:
AFS - Common stocks	37,139	-	-	37,139
AFS - Mutual funds	65,188	-	-	65,188
Trading - Government obligations	27,288	-	-	27,288
Trading - Common stocks	170,204	23	147	170,374
Trading - Mutual funds	1,554	-	-	1,554
Trading - Convertible bonds	620	-	-	620
Trading - Preferred stocks	1,973	-	-	1,973
Trading - Other	72	1,000	278	1,350
Total investments in securities	304,038	1,023	425	305,486
Total investments	304,038	28,713	425	333,176
Total assets at fair value	$471,586	$28,713	$425	$500,724
Liabilities
Trading - Common stocks	$19,299	$-	$-	$19,299
Securities sold, not yet purchased	$19,299	$-	$-	$19,299

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2010 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2010
Cash equivalents	$293,661	$-	$-	$293,661
Investments in partnerships	-	26,795	-	26,795
Investments in securities:
AFS - Common stocks	31,594	-	-	31,594
AFS - Mutual funds	62,148	-	-	62,148
Trading - Government obligations	1,363	-	-	1,363
Trading - Common stocks	128,113	90	183	128,386
Trading - Mutual funds	1,365	-	-	1,365
Trading - Convertible bonds	938	-	-	938
Trading - Preferred stocks	1,821	-	13	1,834
Trading - Other	204	285	93	582
Total investments in securities	227,546	375	289	228,210
Total investments	227,546	27,170	289	255,005
Total assets at fair value	$521,207	$27,170	$289	$548,666
Liabilities
Trading - Common stocks	$18,387	$-	$-	$18,387
Trading - Other	59	-	-	59
Securities sold, not yet purchased	$18,446	$-	$-	$18,446

The following tables present additional information about assets and liabilities by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2011 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	June	Unrealized Gains or		Included in	and			Transfers
	30, 2011	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$584	$10	$-	$-	$10	$-	$-	$-	$594
Trading - Other	369	12	-	-	12	3	(26)	-	358
Total	$953	$22	$-	$-	$22	$3	$(26)	$-	$952

There were no transfers between any Levels during the three months ended September 30, 2011.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2011 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers
	31, 2010	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$147	$47	$-	$-	$47	$414	$(14)	$-	$594
Trading - Other	278	135	-	-	135	13	(74)	6	358
Total	$425	$182	$-	$-	$182	$427	$(88)	$6	$952

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2011.  During the nine months ended September 30, 2011, the Company reclassified approximately $6,000 of investments from Level 1 to Level 3.  The reclassifications were due to decreased availability of market price quotations and were based on the values at the beginning of the period in which the reclassifications occurred.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2010 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized		Net
	June	Unrealized Gains or		Included in	and		Transfers
	30, 2010	(Losses) in Income		Other	Unrealized	Purchases	In and/or
	Beginning		AFS	Comprehensive	Gains or	and Sales,	(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	net	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$272	$18	$-	$-	$18	$(107)	$-	$183
Trading - Preferred
stocks	11	2	-	-	2	-	-	13
Trading - Other	93	-	-	-	-	-	-	93
Total	$376	$20	$-	$-	$20	$(107)	$-	$289

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

There were no transfers between Level 1 and Level 2 holdings during the nine months ended September 30, 2010.  During the nine months ended September 30, 2010, the Company reclassified approximately $23,000 of investments from Level 1 to Level 3 and $47,000 from Level 2 to Level 3.  The reclassifications were due to decreased availability of market price quotations and were based on the values at the beginning of the period in which the reclassification occurred.

Unrealized Level 3 gains and/or losses included within net gain/(loss) from investments in the condensed consolidated statements of income for the three months ended September 30, 2011 and September 30, 2010 were approximately $22,000 of gains and $20,000 of gains, respectively, and for the nine months ended September 30, 2011 and September 30, 2010 were approximately $182,000 of gains and $48,000 of gains, respectively, for those Level 3 securities held at September 30, 2011 and September 30, 2010, respectively.

E. Debt

	September 30,	December 31,	September 30,
	2011	2010	2010
(In thousands)
5.5% Senior notes	$99,000	$99,000	$99,000
5.875% Senior notes	100,000	-	-
6.5% Convertible note	-	-	60,000
0% Subordinated debentures	62,973	59,580	-
Total	$261,973	$158,580	$159,000

On May 31, 2011, the Company issued $100 million of senior unsecured notes at par maturing on June 1, 2021 and paying interest at the annual rate of 5.875% (the “2021 Notes”).  The net proceeds of $99.1 million from the issuance of the 2021 Notes are being used for working capital and general corporate purposes, which may include acquisitions.  The issuance costs have been capitalized and are being amortized over the term of the debt.  The interest on the 2021 Notes is payable semi-annually on June 1 and December 1 of each year commencing on December 1, 2011.  Upon the occurrence of a change of control triggering event, as defined in the indenture, the Company would be required to offer to repurchase the notes at 101% of their principal amount.  The 2021 Notes were issued pursuant to the Company’s existing $400 million shelf registration statement filed with the SEC under which the remaining $300 million is available through July 27, 2012.

The fair value of the Company’s debt is estimated based on either quoted market prices for the same or similar issues or using market standard models depending on the characteristics of the debt issuance.  Inputs in these standard models include credit rating, maturity and interest rate.  A standard option pricing model was used to calculate the fair value of the conversion option embedded in the convertible debt at September 30, 2010, with significant inputs including volatility of GBL stock, interest rates, dividend yield and maturity.  At September 30, 2011, December 31, 2010 and September 30, 2010, the fair value of the Company’s debt is estimated to be $255.1 million, $163.0 million and $166.6 million, respectively.  The carrying value of the Company debt at September 30, 2011, December 31, 2010 and September 30, 2010 is $262.0 million, $158.6 million and $159.0 million, respectively.  At the time of issuance on December 31, 2010, the effective interest rate for the zero coupon subordinated debentures due December 31, 2015 was 7.45%.  The discount on the debt is being accreted to interest expense over the term of the debenture using the effective interest rate.

F. Income Taxes

The effective tax rate for the three and nine months ended September 30, 2011 was 39.8% and 36.9%, respectively, compared to 36.4% and 36.5% for the prior year three and nine month periods, respectively.  The third quarter 2011 rate increase results from the change in the mix of operating income and investment losses which raises our effective state tax rate in addition to losses from consolidated partnerships for which no tax benefits are recorded at the corporate level.  The tax liability or benefit from these partnerships flow directly to its partners and to the extent they relate to interests not held by GAMCO are included in net income attributable to noncontrolling interests.

G. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$7,699	$20,106	$45,989	$41,881
Weighted average shares outstanding	26,496	26,828	26,686	26,996
Basic net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.29	$0.75	$1.72	$1.55

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$7,699	$20,106	$45,989	$41,881
Add interest expense on convertible notes, net of management
fee and taxes	-	721	-	791
Total	7,699	20,827	45,989	42,672

Weighted average share outstanding	26,496	26,828	26,686	26,996
Dilutive stock options and restricted stock awards	80	262	86	238
Assumed conversion of convertible notes	-	1,274	-	584
Total	26,576	28,364	26,772	27,818
Diluted net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.29	$0.73	$1.72	$1.53

H. Stockholders’ Equity

Shares outstanding were 26.8 million on September 30, 2011, 27.1 million on December 31, 2010, and 27.3 million on September 30, 2010.

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

On January 15, 2011, and February 9, 2011, the Company approved the granting of 193,900 restricted stock award (“RSA”) shares and 3,300 RSA shares, respectively, at a grant date fair value of $48.85 per share and $45.77 per share, respectively.  On February 9, 2010, the Company approved the granting of 88,800 RSA shares at a grant date fair value of $40.64 per share to be issued on June 1, 2010.  As of September 30, 2011 and September 30, 2010, there were 285,100 RSA shares and 439,900 RSA shares, respectively, outstanding that were previously issued at an average weighted grant price of $45.52 and $56.96, respectively.  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive any RSA shares, and approved by the Compensation Committee.  This expense is being recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSA shares, less estimated forfeitures, are charged to retained earnings on the declaration date.

In the fourth quarter of 2010, the Board of Directors of the Company approved the acceleration of the vesting of certain RSA shares resulting in the recognition of $5.5 million in stock compensation expense which would have been recorded in 2011 and 2012.

For the three months ended September 30, 2011 and September 30, 2010, we recognized stock-based compensation expense of $0.7 million and $1.4 million, respectively.  For the nine months ended September 30, 2011 and September 30, 2010, we recognized stock-based compensation expense of $1.9 million and $4.2 million, respectively.  Actual and projected stock-based compensation expense for RSA shares and options for the years ended December 31, 2010 through December 31, 2016 (based on awards currently issued or granted) is as follows ($ in thousands):

	2010	2011	2012	2013	2014	2015	2016
Q1	$1,383	$577	$651	$650	$405	$366	$46
Q2	1,422	686	651	629	368	334	-
Q3	1,416	655	650	585	368	271	-
Q4	6,364	660	650	585	368	271	-
Full Year	$10,585	$2,578	$2,602	$2,449	$1,509	$1,242	$46

The total compensation costs related to non-vested restricted stock awards and options not yet recognized is approximately $8.5 million.  For the three and nine months ended September 30, 2011, there were no options exercised.  For the three months ended September 30, 2010 there were no options exercised.  For the nine months ended September 30, 2010, proceeds from the exercise of 1,600 stock options were $40,000 resulting in a tax benefit to GAMCO of $8,000.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  On May 4, 2010 and on May 6, 2011, our Board of Directors authorized an incremental 500,000 shares to be added to the current buyback authorization.  For the three months ended September 30, 2011 and September 30, 2010, the Company repurchased 11,752 shares and 13,500 shares, respectively, at an average price per share of $42.07 and $36.01, respectively.  For the nine months ended September 30, 2011 and September 30, 2010, the Company repurchased 441,961 shares and 424,200 shares, respectively, at an average price per share of $45.26 and $42.13, respectively.  From the inception of the program through September 30, 2011, 7,335,047 shares have been repurchased at an average price of $40.62 per share.  At September 30, 2011, the total shares available under the program to be repurchased in the future were 582,372.

I. Goodwill and Identifiable Intangible Assets

At September 30, 2011, $3.5 million of goodwill is reflected on the condensed consolidated statements of financial condition related to a 93%-owned subsidiary, Gabelli Securities, Inc. (“GSI”).  The Company assesses the recoverability of goodwill and other intangible assets at least annually, or more often should events warrant, using a discounted cash flow method and a market approach.  Due to the second quarter 2011 decision, pursuant to regulatory approvals received in April, to transfer the mutual fund distribution business from GSI’s broker dealer subsidiary to a direct subsidiary of GAMCO on August 1, 2011, an impairment analysis was performed during the three months ended June 30, 2011 on the goodwill related to GSI.  The goodwill was not deemed to be impaired and no impairment charge was recorded.  There were no indicators of impairment for the three months ended September 30, 2011 or the three and nine months ended September 30, 2010, and as such there was no impairment analysis performed or charge recorded.

On March 10, 2008, the Enterprise Mergers and Acquisitions Fund's (the "Fund") Board of Directors, subsequent to obtaining shareholder approval, approved the assignment of the advisory contract to Gabelli Funds, LLC as the investment adviser to the Fund.  GAMCO Asset Management Inc. had been the sub-adviser to the Fund.  On July 8, 2008, the Fund was renamed the Gabelli Enterprise Merger and Acquisitions Fund.  The amount paid for the assignment of the advisory contract was calculated based upon AUM on the six-month anniversary date subject to certain minimums.  As a result of becoming the adviser to the rebranded Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable, indefinite-lived intangible asset within other assets on the condensed consolidated statements of financial condition at both September 30, 2011 and September 30, 2010.  The investment advisory agreement is subject to annual renewal by the Fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2012.  The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant.  There were no indicators of impairment for the three and nine months ended September 30, 2011 or September 30, 2010, and as such there was no impairment analysis performed or charge recorded.

J. Commitments and Contingencies

From time to time, the Company is named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  The Company cannot predict the ultimate outcome of such matters.  The consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Such amounts are not considered material to the Company’s financial condition, operations or cash flows.

We indemnify the clearing brokers of our affiliated broker-dealer for losses they may sustain from the customer accounts that trade on margin introduced by our broker-dealer subsidiary.  At September 30, 2011, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of our obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote.  Management cannot estimate any potential maximum exposure due both to the remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of management.  Consequently, no accrual has been made in the condensed consolidated financial statements.

K. Subsequent Events

Subsequent to September 30, 2011, we redeemed $49.2 million from a VIE, with a merger arbitrage strategy, and subsequently invested it into the GAMCO Merger Arbitrage Fund, a Luxembourg SICAV, in order to facilitate our penetration into the European market.  Upon analysis of several factors including the redemption of the $49.2 million of proprietary capital from this VIE that we consolidated for the period ended and as of September 30, 2011, we determined that the Company was no longer deemed to be the primary beneficiary of the VIE resulting in the deconsolidation of this VIE effective October 1, 2011.  The deconsolidation did not result in the recognition of any gain or loss.  The Company continues to serve as the investment manager of the VIE and earns fees for this role, and it also maintains an investment of $4.3 million in the deconsolidated VIE.  Accordingly effective October 1, 2011, the remaining $4.3 million investment in the VIE will be included in investments in partnerships on the condensed consolidated statements of financial condition and will be accounted for under the equity method (which approximates fair value).

The following table is provided to illustrate the effects of the deconsolidation on the balance sheet as if the transaction had occurred on September 30, 2011.

	As Reported	Adjustments	As Adjusted
ASSETS
Cash and cash equivalents	$335,656	$48,949	$384,605
Investments in securities	270,323	(44,227)	226,096
Investments in partnerships	98,286	4,250	102,536
Receivable from brokers	67,064	(50,060)	17,004
Other assets	49,561	14	49,575
Total assets	$820,890	$(41,074)	$779,816

LIABILITIES AND EQUITY
Total liabilities	375,140	(4,179)	370,961

Redeemable noncontrolling interests	38,050	(36,895)	1,155

Total equity	407,700	-	407,700

Total liabilities and equity	$820,890	$(41,074)	$779,816

On November 7, 2011, our Board of Directors declared a special dividend of $1.00 per share on its Class A Shares and Class B Shares, payable on November 22, 2011 to shareholders of record on November 17, 2011, as well as a quarterly dividend of $0.04 per share on its Class A Shares and Class B Shares, payable on December 27, 2011 to shareholders of record on December 13, 2011.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Overview

GAMCO through the Gabelli brand, well known for its Private Market Value (PMV) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to mutual funds, institutional and high net worth investors, and investment partnerships, principally in the United States.  Through Gabelli & Company, Inc. (“Gabelli & Company”), we provide institutional research and brokerage services to institutional clients and investment partnerships.  Through Gabelli & Company, until July 31, 2011, and through G.distributors, LLC effective August 1, 2011, we provide mutual fund distribution.  We generally manage assets on a fully discretionary basis and invest in a variety of U.S. and international securities through various investment styles.  Our revenues are based primarily on the Company’s levels of assets under management and fees associated with our various investment products.

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

Assets under management (“AUM”) were $31.3 billion as of September 30, 2011, an increase of 6.2% from AUM of $29.5 billion at September 30, 2010 and 13.3% below the June 30, 2011 AUM of $36.1 billion.  Highlights are as follows:

-	Our open-end equity funds’ AUM were $11.5 billion on September 30, 2011, 15.1% higher than the $10.0 billion on September 30, 2010 and 11.2% lower than the $12.9 billion on June 30, 2011.

-	Our closed-end funds had AUM of $5.4 billion on September 30, 2011, up 6.4% from $5.0 billion on September 30, 2010 but down 14.4% from $6.3 billion on June 30, 2011.

-
Our institutional and private wealth management business ended the quarter with $12.0 billion in AUM, declining 3.2% from the $12.4 billion on September 30, 2010 and 18.4% below the June 30, 2011 level of $14.7 billion.

-	Our investment partnerships’ AUM were $627 million on September 30, 2011 versus $466 million on September 30, 2010 and $609 million on June 30, 2011.

-
AUM in The Gabelli U.S. Treasury Money Market Fund, our 100% U.S. Treasury money market fund, was $1.9 billion at September 30, 2011 increasing 15.3% from the $1.6 billion at both June 30, 2011 and September 30, 2010.

-
In addition to management fees, we earn incentive fees for certain institutional client assets, assets attributable to preferred issues for our closed-end funds, our Gabelli Global Deal Fund (NYSE: GDL) and investment partnership assets.  As of September 30, 2011, assets with incentive based fees were $3.4 billion, unchanged from the $3.4 billion on September 30, 2010 and 10.5% below the $3.8 billion on June 30, 2011.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 3rd Quarter 2011
				Closed-end Fund
		Market		distributions,
	June 30,	appreciation/	Net cash	net of	September 30,
	2011	(depreciation)	flows	reinvestments	2011
Equities:
Open-end Funds	$12,912	$(1,790)	$347	$-	$11,469
Closed-end Funds	6,259	(894)	94	(104)	5,355
Institutional & PWM - direct	11,735	(2,358)	267	-	9,644
Institutional & PWM - sub-advisory	2,953	(547)	(80)	-	2,326
Investment Partnerships	609	(1)	19	-	627
Total Equities	34,468	(5,590)	647	(104)	29,421
Fixed Income:
Money-Market Fund	1,643	-	252	-	1,895
Institutional & PWM	26	-	-	-	26
Total Fixed Income	1,669	-	252	-	1,921
Total Assets Under Management	$36,137	$(5,590)	$899	$(104)	$31,342

Table II: Fund Flows - Nine months ended September 30, 2011
					Closed-end Fund
		Market			distributions,
	December 31,	appreciation/	Net cash		net of	September 30,
	2010	(depreciation)	flows		reinvestments	2011
Equities:
Open-end Funds	$11,252	$(1,228)	$1,445		$-	$11,469
Closed-end Funds	5,471	(556)	725	(a)	(285)	5,355
Institutional & PWM - direct	11,005	(1,523)	162		-	9,644
Institutional & PWM - sub-advisory	2,637	(375)	64		-	2,326
Investment Partnerships	515	8	104		-	627
Total Equities	30,880	(3,674)	2,500		(285)	29,421
Fixed Income:
Money-Market Fund	1,616	-	279		-	1,895
Institutional & PWM	26	-	-		-	26
Total Fixed Income	1,642	-	279		-	1,921
Total Assets Under Management	$32,522	$(3,674)	$2,779		$(285)	$31,342
(a) Includes $392 million from the launch of a new closed-end fund.

Table III: Assets Under Management
	September 30,	September 30,	%
	2010	2011	Inc.(Dec.)
Equities:
Open-end Funds	$9,962	$11,469	15.1%
Closed-end Funds	5,033	5,355	6.4
Institutional & PWM - direct	10,172	9,644	(5.2)
Institutional & PWM - sub-advisory	2,218	2,326	4.9
Investment Partnerships	466	627	34.5
Total Equities	27,851	29,421	5.6
Fixed Income:
Money-Market Fund	1,644	1,895	15.3
Institutional & PWM	26	26	-
Total Fixed Income	1,670	1,921	15.0
Total Assets Under Management	$29,521	$31,342	6.2%

Table IV: Assets Under Management by Quarter
						% Increase/
						(decrease) from
	9/10	12/10	3/11	6/11	9/11	9/10	6/11
Equities:
Open-end Funds	$9,962	$11,252	$12,348	$12,912	$11,469	15.1%	(11.2%)
Closed-end Funds	5,033	5,471	6,170	6,259	5,355	6.4	(14.4)
Institutional & PWM - direct	10,172	11,005	11,780	11,735	9,644	(5.2)	(17.8)
Institutional & PWM - sub-advisory	2,218	2,637	2,937	2,953	2,326	4.9	(21.2)
Investment Partnerships	466	515	547	609	627	34.5	3.0
Total Equities	27,851	30,880	33,782	34,468	29,421	5.6	(14.6)
Fixed Income:
Money-Market Fund	1,644	1,616	1,583	1,643	1,895	15.3	15.3
Institutional & PWM	26	26	26	26	26	-	-
Total Fixed Income	1,670	1,642	1,609	1,669	1,921	15.0	15.1
Total Assets Under Management	$29,521	$32,522	$35,391	$36,137	$31,342	6.2%	(13.3%)

Relative long-term investment performance remains strong.  45% of all firm mutual funds performed in the top half of their Lipper categories on a one-, three-, five-, and ten-year total return basis, respectively as of September 30, 2011.  Also, 44% of the firm’s mutual funds that are rated have a 4- or 5-star 3 year Morningstar RatingTM.

Gabelli/GAMCO Funds Morningstar Ratings Based on Risk Adjusted returns as of September 30, 2011 for funds that we manage
		Overall Rating		3 Year Rating		5 Year Rating		10 Year Rating
	Morningstar		# of		# of		# of		# of
FUND	Category	Stars	Funds	Stars	Funds	Stars	Funds	Stars	Funds
Gabelli ABC AAA	Mid-Cap Growth	êêêêê	676	êêêê	676	êêêêê	601	êêêê	404
Gabelli Asset AAA	Large Blend	êêêêê	1652	êêêê	1652	êêêêê	1408	êêêêê	832
Gabelli Blue Chip Value AAA	Large Blend	êêê	1652	êêê	1652	êêê	1408	êê	832
Gabelli Equity Income AAA	Large Value	êêêêê	1114	êêêê	1114	êêêêê	964	êêêêê	545
Gabelli Small Cap Growth AAA	Small Blend	êêêêê	578	êêêêê	578	êêêêê	493	êêêêê	289
Gabelli SRI Green AAA	World Stock	êêêêê	692	êêêêê	692	n/a	n/a	n/a	n/a
Gabelli Utilities AAA	Specialty-Utilities	êêê	73	êêê	73	êêêê	71	êêê	45
Gabelli Value A	Mid-Cap Blend	êêê	369	êêê	369	êêê	305	êê	193
Gabelli Woodland Small Cap Value AAA	Small Blend	êêê	578	êê	578	êêê	493	n/a	n/a
GAMCO Vertumnus AAA	Convertibles	êê	58	êê	58	ê	47	êê	39
GAMCO Global Growth AAA	World Stock	êêê	692	êêê	692	êêê	491	êêê	276
GAMCO Global Opportunity AAA	World Stock	êêêê	692	êêêê	692	êêêê	491	êêê	276
GAMCO Global Telecommunications AAA	Specialty-Communications	êêê	40	êê	40	êêê	33	êêêê	30
GAMCO Gold AAA	Specialty-Precious Metals	êêê	69	êêê	69	êêê	55	êêê	40
GAMCO Growth AAA	Large Growth	êê	1479	êê	1479	êê	1261	ê	788
GAMCO International Growth AAA	Foreign Large Growth	êêêê	206	êêêêê	206	êêêê	163	êêê	104
GAMCO Mathers	Conservative Allocation	ê	544	ê	544	êê	442	ê	170
Gabelli Enterprise Mergers & Acquisitions A	Mid-cap Blend	êêêê	369	êêêê	369	êêêê	305	êêê	193
Percent of Rated funds rated 4 or 5 stars		44.44%		44.44%		47.06%		31.25%

The Overall Morningstar Rating™ is derived from a weighted average of the performance figures associated with its three, five and ten year (if applicable) Morningstar Rating metrics.
Data presented reflects past performance, which is no guarantee of future results. Ratings are for Class AAA or A shares noted above. Other classes may have different performance characteristics. Unrated funds and closed-end funds are not listed above. The percentage of 4 and 5 star funds are calculated based on the total number of GAMCO/Gabelli
Funds that are rated for a given period. For each fund with at least a three year history, Morningstar calculates a Morningstar Rating based on a Morningstar Risk-Adjusted Return measure (including the effects of sales charges, loads, and redemption fees) that accounts for variation in a fund's monthly performance, placing more emphasis on downward variations and rewarding consistent performance. The top 10% of the funds in each category receive 5 stars, the next 22.5% receive 4 stars, the next 35% receive 3 stars, the next 22.5% receive 2 stars, and the bottom 10% receive 1 star. (Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages.) Strong relative performance is not indicative of positive fund returns. © 2011 Morningstar, Inc. All rights reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Investors should consider the investment objectives, risks, charges and expenses of the funds carefully before investing. Each Fund's prospectus contains this and other information about the Funds and is available, along with information on other Gabelli
Funds, by calling 800-GABELLI (422-3554), online at www.gabelli.com/funds or from your financial advisor. The prospectus should be read carefully before investing.
Distributed by G.distributors, LLC, One Corporate Center, Rye, NY 10580
The inception date for the Gabelli SRI Green Fund was June 1, 2007. The inception date for the Gabelli Woodland Small Cap Value Fund was December 31, 2002.

GABELLI/GAMCO FUNDS		Gabelli/GAMCO Funds Lipper Rankings as of September 30, 2011
		1 Yr - 9/30/10-9/30/11		3 Yrs - 9/30/08-9/30/11		5 Yrs - 9/30/06-9/30/11		10 Yrs - 9/30/01-9/30/11
		Percentile	Rank /	Percentile	Rank /	Percentile	Rank /	Percentile	Rank /
Fund Name	Lipper Category	Rank	Total Funds	Rank	Total Funds	Rank	Total Funds	Rank	Total Funds
Gabelli Asset; AAA	Multi-Cap Core Funds	32	247/794	13	83/690	7	36/580	10	29/296
Gabelli Value Fund; A	Multi-Cap Growth Funds	50	247/500	22	88/413	45	147/333	37	83/228
Gabelli SRI; AAA	Mid-Cap Growth Funds	56	224/401	6	18/355	-	-	-	-
Gabelli Eq:Eq Inc; AAA	Equity Income Funds	47	133/288	26	64/251	25	49/202	9	10/103
GAMCO Growth; AAA	Large-Cap Growth Funds	88	683/777	85	573/676	83	483/587	84	310/371
Gabelli Eq:SC Gro; AAA	Small-Cap Core Funds	48	347/730	20	132/659	10	49/531	9	28/315
Gabelli Eq:Wd SCV; AAA	Small-Cap Core Funds	92	667/730	84	554/659	43	226/531	-	-
GAMCO Gl:Oppty; AAA	Global Large-Cap Growth	48	53/111	10	10/100	36	27/74	10	4/39
GAMCO Gl:Growth; AAA	Global Large-Cap Growth	59	65/111	44	44/100	40	30/74	53	21/39
GAMCO Gold; AAA	Precious Metal Funds	52	38/73	50	29/58	47	21/44	36	12/33
GAMCO Intl Gro; AAA	International Large-Cap Growth	4	8/247	2	3/219	19	33/180	32	37/116
Gabelli Bl Chp Val; AAA	Large-Cap Core Funds	87	960/1,107	58	569/990	54	449/835	42	212/510
Gabelli Inv:ABC; AAA	Specialty Diversified Equity Funds	22	9/40	49	15/30	30	8/26	10	1/9
GAMCO Mathers; AAA	Specialty Diversified Equity Funds	57	23/40	75	23/30	63	17/26	50	5/9
Comstock Cap Val; A	Specialty Diversified Equity Funds	71	29/40	88	27/30	86	23/26	70	7/9
GAMCO Gl:Telecom; AAA	Telecommunications Funds	75	29/38	75	24/31	36	9/24	20	4/20
GAMCO Gl:Vertumnus; AAA	Convertible Securities Funds	73	49/67	92	46/49	95	38/39	83	28/33
Gabelli Utilities; AAA	Utility Funds	69	50/72	39	26/66	27	16/59	40	16/40
787:Gabelli Merg&Acq; A	Mid-Cap Core Funds	16	48/311	41	110/273	37	82/226	89	125/141
Gabelli Capital Asset Fund	Distributed through Insurance Channel	25	77/311	10	30/293	21	51/242	16	23/144
% of funds in top half		45.0%		65.0%		73.7%		72.2%

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

Relative long-term investment performance remained strong with approximately 45%, 65%, 74% and 72% of firmwide mutual funds in the top half of their Lipper categories on a one-, three-, five-, and ten-year total-return basis, respectively, as of September 30, 2011.

Investors should carefully consider the investment objective, risks, charges, and expenses of each fund before investing. Each fund's prospectus contains information about these and other matters and should be read carefully before investing. Each fund’s share price will fluctuate with changes in the market value of the fund’s portfolio securities. Stocks are subject to market, economic and business risks that cause their prices to fluctuate. When you sell fund shares, they may be worth less than what you paid for them. Consequently, you can lose money by investing in the fund. You can obtain a prospectus by calling 800-GABELLI (422-3554), online at www.gabelli.com, or from your financial advisor.
Distributed by G.distributors, LLC., One Corporate Center, Rye New York, 10580. Other share classes are available that have different performance characteristics.

The inception date for the Gabelli SRI Green Fund was June 1, 2007. The inception date for the Gabelli Woodland Small Cap Value Fund was December 31, 2002.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared To Three Months Ended September 30, 2010

(Unaudited; in thousands, except per share data)
	2011	2010
Revenues
Investment advisory and incentive fees	$65,244	$50,249
Insitutional research services	3,421	4,005
Distribution fees and other income	11,486	8,189
Total revenues	80,151	62,443
Expenses
Compensation	32,010	26,661
Management fee	1,387	3,540
Distribution costs	11,091	7,710
Other operating expenses	5,002	5,023
Total expenses	49,490	42,934
Operating income	30,661	19,509
Other income (expense)
Net gain/(loss) from investments	(16,152)	13,916
Interest and dividend income	1,823	2,012
Interest expense	(4,418)	(3,295)
Total other income (expense), net	(18,747)	12,633
Income before income taxes	11,914	32,142
Income tax provision	4,745	11,686
Net income	7,169	20,456
Net income/(loss) attributable to noncontrolling interests	(530)	350
Net income attributable to GAMCO Investors, Inc.'s shareholders	$7,699	$20,106

Net income attributable to GAMCO Investors, Inc.'s shareholders per share
Basic	$0.29	$0.75
Diluted	$0.29	$0.73

Reconciliation of net income attributable to GAMCO Investors, Inc.'s shareholders to Adjusted EBITDA:

Net income attributable to GAMCO Investors, Inc.'s shareholders	$7,699	$20,106
Interest expense	4,418	3,295
Income tax provision and net income attributable to noncontrolling interests	4,215	12,036
Depreciation and amortization	186	177
Adjusted EBITDA (a)	$16,518	$35,614

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

Overview

Total revenues were $80.2 million in the third quarter of 2011, 28.5% above the $62.4 million reported in the third quarter of 2010.  Operating income was $30.7 million, an increase of $11.2 million or 57.4% from $19.5 million in the third quarter of 2010.  Total other income, net of interest expense, was an expense of $18.7 million for the third quarter 2011 versus income of $12.6 million in the comparable prior year quarter.  Net income attributable to GAMCO Investors, Inc.’s shareholders for the quarter was $7.7 million or $0.29 per fully diluted share versus $20.1 million or $0.73 per fully diluted share in the prior year’s quarter.  Our results are largely driven by the levels of AUM and remain sensitive to changes in the equity markets.

Revenues

Investment advisory and incentive fees for the third quarter 2011 were $65.2 million, 29.9% above the 2010 comparative figure of $50.2 million.  Open-end mutual fund revenues increased by 27.2% to $30.4 million from $23.9 million in third quarter 2010 driven by higher average AUM of 27.3% resulting from both net inflows and market performance.  Our closed-end fund revenues rose 29.0% to $12.0 million in the third quarter 2011 from $9.3 million in 2010 due to higher average AUM which includes $392 million from a new closed-end fund launched in the first quarter of 2011.  Institutional and private wealth management account revenues, which are generally based on beginning of quarter AUM, increased 33.7% to $21.8 million from $16.3 million in third quarter 2010, primarily due to higher AUM resulting from market appreciation, and a $1.0 million quarter over quarter increase in earned performance fees.  Investment partnership revenues were $1.1 million, an increase of 51.5% from $726,000 in 2010.

Our institutional research subsidiary had revenues of $3.4 million in the third quarter 2011, a decline of 15.0% from $4.0 million in the prior year quarter as increased commission income was more than offset by lower syndicate and manager fees.

Open-end fund distribution fees and other income were $11.5 million for the third quarter 2011, an increase of $3.3 million or 40.2% from $8.2 million in the prior year period, primarily due to higher quarterly average AUM in open-end equity mutual funds that generate such fees and an increased level of sales of load shares of mutual funds.

Expenses

Compensation costs, which are largely variable, were $32.0 million or 19.9% higher than the $26.7 million recorded in the prior year period.  Variable based compensation comprised virtually all of this increase and was driven by higher revenues across most business lines as AUM increased quarter over quarter.

Management fee expense, which is wholly variable and based on pretax income, decreased to $1.4 million in the third quarter of 2011 from $3.5 million in the 2010 period.

Distribution costs were $11.1 million, an increase of $3.4 million or 44.2% from $7.7 million in the prior year period as average AUM in open-end equity mutual funds, the majority of which were obtained through third-party distribution programs, increased 32.1% in the third quarter 2011 from the third quarter of 2010.

Other operating expenses remained flat at $5.0 million for both the third quarter of 2011 and 2010.

Total expenses were $49.5 million in the 2011 quarter, $6.6 million or 15.4% ahead of the $42.9 million reported in the third quarter of 2010.  Total expenses, excluding the management fee, were $48.1 million in the third quarter of 2011, a 22.1% increase from $39.4 million in the third quarter of 2010.

Operating income for the third quarter of 2011 was $30.7 million, an increase of $11.2 million from the third quarter 2010’s $19.5 million.  Operating income, as a percentage of revenues, was 38.3% in the 2011 quarter as compared to 31.2% in the 2010 quarter.  Operating margin was positively impacted by both increased operating leverage as the increase in revenues was greater than the increase in fixed expenses and the effect of the negative $31.3 million swing in other income on management fee expense.

Other

Total other income (net of interest expense) was an expense of $18.7 million for the third quarter 2011 versus income of $12.6 million in the prior year’s quarter.  Realized and unrealized gains in our trading portfolio fell by $30.1 million on the relative weakness in the equity markets.  Interest and dividend income was lower by $0.2 million.  Interest expense increased by $1.1 million to $4.4 million in the third quarter of 2011 from the $3.3 million in third quarter of 2010.  Due to the various redemptions and issuances of debt subsequent to September 30, 2010, we expect interest expense in the fourth quarter of 2011 to exceed interest expense recorded in the fourth quarter of 2010 by $2.3 million.

The effective tax rate for the three months ended September 30, 2011 was 39.8% as compared to the prior year period’s effective rate of 36.4%.  The third quarter 2011 rate increase results from the change in the mix of operating income and investment losses which raises our effective state tax rate in addition to losses from consolidated partnerships for which no tax benefits are recorded at the corporate level.  The tax liability or benefit from these partnerships flow directly to its partners and to the extent they relate to non GAMCO interests are included in net income attributable to noncontrolling interests.

Nine Months Ended September 30, 2011 Compared To Nine Months Ended September 30, 2010

(Unaudited; in thousands, except per share data)
	2011	2010
Revenues
Investment advisory and incentive fees	$197,407	$149,862
Insitutional research services	11,311	11,953
Distribution fees and other income	33,419	23,125
Total revenues	242,137	184,940
Expenses
Compensation	99,792	78,745
Management fee	8,126	7,368
Distribution costs	34,108	21,840
Other operating expenses	18,193	15,528
Total expenses (a)	160,219	123,481
Operating income	81,918	61,459
Other income (expense)
Net gain/(loss) from investments	(3,743)	11,351
Interest and dividend income	5,620	3,916
Interest expense	(10,688)	(9,993)
Total other income (expense), net	(8,811)	5,274
Income before income taxes	73,107	66,733
Income tax provision	26,978	24,381
Net income	46,129	42,352
Net income attributable to noncontrolling interests	140	471
Net income attributable to GAMCO Investors, Inc.'s shareholders	$45,989	$41,881

Net income attributable to GAMCO Investors, Inc.'s shareholders per share
Basic	$1.72	$1.55
Diluted	$1.72	$1.53

Reconciliation of net income attributable to GAMCO Investors, Inc.'s shareholders to Adjusted EBITDA:

Net income attributable to GAMCO Investors, Inc.'s shareholders	$45,989	$41,881
Interest expense	10,688	9,993
Income tax provision and net income attributable to noncontrolling interests	27,118	24,852
Depreciation and amortization	642	520
Adjusted EBITDA (b)	$84,437	$77,246

(a)  First nine months 2011 includes $5.6 million in costs directly related to the launch of a new closed-end fund in the first quarter.
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

 Overview

Total revenues were $242.1 million in the first nine months of 2011, 30.9% above the $184.9 million reported in the first nine months of 2010.  Operating income was $81.9 million, an increase of $20.4 million or 33.2% from $61.5 million in the first nine months of 2010.  Total other income, net of interest expense, was an expense of $8.8 million for the first nine months of 2011 versus income of $5.3 million in the comparable prior year period.  Net income attributable to GAMCO Investors, Inc.’s shareholders for the first nine months was $46.0 million or $1.72 per fully diluted share versus $41.9 million or $1.53 per fully diluted share in the prior year’s period.  Our results are largely driven by the levels of AUM and remain sensitive to changes in the equity markets.

Revenues

Investment advisory and incentive fees for the first nine months of 2011 were $197.4 million, 31.7% above the 2010 comparative figure of $149.9 million.  Open-end mutual fund revenues increased by 29.5% to $89.6 million from $69.2 million in the first nine months of 2010 driven by higher average AUM of 28.4% resulting from both net inflows and market performance.  Our closed-end fund revenues rose 34.8% to $36.4 million in the first nine months of 2011 from $27.0 million in 2010 due to higher average AUM which includes $392 million from a new closed-end fund launched in the first quarter of 2011.  Institutional and private wealth management account revenues, which are generally based on beginning of quarter AUM, increased 32.9% to $68.3 million from $51.4 million in the first nine months of 2010, primarily due to higher AUM resulting from market appreciation, and a period over period $4.8 million increase in earned performance fees.  Investment partnership revenues were $2.9 million, an increase of 31.8% from the $2.2 million in 2010.

Our institutional research subsidiary had revenues of $11.3 million in the first nine months of 2011, decreasing 5.8% from the $12.0 million in the prior year.

Open-end fund distribution fees and other income were $33.4 million for the first nine months of 2011, an increase of $10.3 million or 44.6% from $23.1 million in the prior year period, primarily due to higher quarterly average AUM in open-end equity mutual funds that generate such fees and an increased level of sales of load shares of mutual funds.

Expenses

Compensation costs, which are largely variable, were $99.8 million or 26.8% higher than the $78.7 million recorded in the prior year period.  This increase was driven by higher revenues across most business lines as AUM increased period over period.

Management fee expense, which is wholly variable and based on pretax income, increased to $8.1 million in the first nine months of 2011 from the first nine months of 2010’s $7.4 million.

Distribution costs were $34.1 million, an increase of $12.3 million or 56.4% from $21.8 million in the prior year’s period.  Included in the current period was $4.7 million in one-time pre-tax charges related to the launch of GNT.  Excluding these one-time pre-tax charges, distribution costs would have been $29.4 million for the first nine months of 2011, an increase of 34.9% from the 2010 first nine months amount of $21.8 million and are primarily the result of increased distribution costs related to third-party distribution programs.

Other operating expenses increased by $2.7 million or 17.4% to $18.2 million in the first nine months of 2011 from $15.5 million in the prior year period.  Other operating expenses include costs related to accounting, insurance, legal, regulatory and data processing.

Total expenses were $160.2 million in the first nine months of 2011, $36.7 million or 29.7% ahead of the $123.5 million reported in the first nine months of 2010.  Total expenses, excluding the management fee, were $152.1 million during the first nine months of 2011, a 31.0% increase from $116.1 million in the 2010 period.  Excluding the one-time pre-tax charges related to the launch of GNT in the first quarter of 2011, the total expenses, excluding the management fee, were $146.5 million, a 26.2% increase from the 2010 level.

Operating income for the first nine months of 2011 was $81.9 million, an increase of $20.4 million from the first nine months of 2010’s $61.5 million.  This increase was largely due to the increase in revenues partially offset by the one-time pre-tax launch costs for GNT of $5.6 million.  Excluding the one-time pre-tax charges for the launch of GNT, operating income was $87.5 million, an increase of $26.0 million or 42.3% from the first nine months of 2010.  Operating income, as a percentage of revenues, was 33.8% in the 2011 period as compared to 33.2% in the 2010 period.

Other

Total other income (net of interest expense) was an expense of $8.8 million for the first nine months of 2011 versus income of $5.3 million in the prior year’s period.  Realized and unrealized gains in our trading portfolio fell by $15.1 million on the relative weakness in the equity markets.  Interest and dividend income was higher by $1.7 million.  Interest expense was $10.7 million in the first nine months of 2011, higher by $0.7 million, as compared to the $10.0 million in the first nine months of 2010.  Due to the various redemptions and issuances of debt subsequent to September 30, 2010, we expect interest expense in the fourth quarter of 2011 to exceed interest expense recorded in the fourth quarter of 2010 by $2.3 million.

The effective tax rate for the nine months ended September 30, 2011 was 36.9% as compared to the prior year period’s effective rate of 36.5%.

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

Summary cash flow data is as follows:

	Nine months ended
	September 30,
	2011	2010
Cash flows provided by (used in):	(in thousands)
Operating activities	$73,494	$(38,754)
Investing activities	2,573	3,853
Financing activities	91,242	(71,404)
Effect of exchange rates on cash and cash equivalents	(3)	(2)
Net increase (decrease)	167,306	(106,307)
Cash and cash equivalents at beginning of period	169,601	338,270
Decrease in cash from deconsolidation of partnership	(1,251)	-
Cash and cash equivalents at end of period	$335,656	$231,963

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

At September 30, 2011, we had total cash and cash equivalents of $335.7 million, an increase of $166.1 million from December 31, 2010.  Cash and cash equivalents of $2.4 million and investments in securities of $49.9 million held by consolidated investment partnerships and offshore funds may not be readily available for the Company to access.  Total debt outstanding at September 30, 2011 was $262.0 million, consisting of $63.0 million in five year zero coupon subordinated debentures due 2015 (“Debentures”), with a face value of $86.4 million, $100 million of 5.875% senior notes due 2021 and $99 million of 5.5% senior notes due 2013.

For the nine months ended September 30, 2011, cash provided by operating activities was $73.5 million, an increase of $112.3 million from the prior year’s period cash used of $38.8 million.  The most significant contributor to the increased use of cash from operating activities in the first nine months of 2011 versus the first nine months of 2010 was a decrease in trading investments of $70.3 million and an increase of $10.3 million in payable to brokers.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $2.6 million in the first nine months of 2011.  Cash provided by financing activities in the first nine months of 2011 was $91.2 million, including $100.0 million ($99.1 million net of issuance costs) from the issuance of 5.875% senior unsecured notes due June 2021 less $3.0 million paid in dividends and $20.0 million paid for the purchase of treasury stock.

For the nine months ended September 30, 2010, cash used in operating activities was $38.8 million.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $3.9 million in the first nine months of 2010.  Cash used in financing activities in the first nine months of 2010 was $71.4 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

As a registered broker-dealer, Gabelli & Company is subject to certain net capital requirements.  Gabelli & Company's net capital has historically exceeded these minimum net capital requirements.  Gabelli & Company computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 at September 30, 2011.  At September 30, 2011, Gabelli & Company had net capital, as defined, of approximately $12.1 million, exceeding the regulatory requirement by approximately $11.8 million.  During the second quarter of 2011, we received regulatory approval of our newly registered broker-dealer, G.distributors, LLC, which became the distributor of the open-end mutual funds on August 1, 2011.  G.distributors, LLC computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934 (“Exchange Act”).  The requirement was $250,000 at September 30, 2011.  At September 30, 2011, G.distributors, LLC had net capital, as defined, of approximately $1.4 million, exceeding the regulatory requirement by approximately $1.2 million.  Net capital requirements for our affiliated broker-dealers may increase in accordance with rules and regulations to the extent they engage in other business activities.

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

With respect to our proprietary investment activities, included in investments in securities of $270.3 million at September 30, 2011 were investments in United States Treasury Bills and Notes of $18.7 million, in mutual funds, largely invested in equity products, of $58.5 million, a selection of common and preferred stocks totaling $192.8 million, and other investments of approximately $0.3 million.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $192.8 million invested in common and preferred stocks at September 30, 2011, $31.9 million represented our investment in Westwood Holdings Group Inc., and $32.0 million was invested by the Company in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Risk arbitrage generally involves announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At September 30, 2011, the fair value of securities sold, not yet purchased was $6.7 million.  Investments in partnerships totaled $98.4 million at September 30, 2011, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of September 30, 2011.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At September 30, 2011:
Equity price sensitive investments, at fair value	$297,459	$267,714	$327,205
At December 31, 2010:
Equity price sensitive investments, at fair value	$359,699	$323,729	$395,669

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

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and Investment Partnerships as well as our proprietary investment and trading activities.  At September 30, 2011, we had equity investments, including mutual funds largely invested in equity products, of $270.3 million.  Investments in mutual funds, $58.5 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships totaled $98.3 million, of which $39.3 million were invested in partnerships which invest in risk arbitrage.  Risk arbitrage is primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes will be recorded as net gain/(loss) from investments in the condensed consolidated statements of income while the available for sale portfolio changes will be recorded in other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Co-Principal Accounting Officers (“PAOs”), to allow timely decisions regarding required disclosure.  Our CEO, CFO, and PAOs participated in this evaluation and concluded that, as of the date of September 30, 2011, our disclosure controls and procedures were effective.

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

From time to time, the Company is named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  The Company cannot predict the ultimate outcome of such matters.  The consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Such amounts are not considered material to the Company’s financial condition, operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended September 30, 2011:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
7/01/11 - 7/31/11	-	$-	-	594,124
8/01/11 - 8/31/11	5,044	43.82	5,044	589,080
9/01/11 - 9/30/11	6,708	40.75	6,708	582,372
Totals	11,752	$42.07	11,752

Our stock repurchase programs are not subject to expiration dates.

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By:/s/ Kieran Caterina	By:/s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Principal Accounting Officer	Title: Co-Principal Accounting Officer

Date: November 7, 2011	Date: November 7, 2011