Form 10-K
period 2011-12-31
GAMCO INVESTORS, INC. ET AL
filed 2012-03-07
CIK 1060349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission file number 001-14761

GAMCO Investors, Inc.

(Exact name of registrant as specified in its charter)

New York	13-4007862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Corporate Center, Rye, NY	10580-1422
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (914) 921-3700
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $302,688,458.

As of March 1, 2012, 6,773,492 shares of class A common stock and 20,070,746 shares of class B common stock were outstanding.  19,626,500 shares of class B common stock were held by a subsidiary of GGCP, Inc.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s definitive proxy statement relating to the 2012 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

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

ITEM 1: BUSINESS

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.,” the “Company,” “GBL,” “Gabelli,” “we,” “us” and “our” or similar terms are to GAMCO Investors, Inc., its predecessors and its subsidiaries.

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

Since 1977, we have been identified with and enhanced the “value” style approach to investing.  Over the 34 years since the inception of the firm, consistent with our fundamental objective of providing an absolute rate of return for our clients, we have generated over $15.8 billion in investment returns for our institutional and private wealth management clients.  As stated in our mission statement, our investment objective is to earn a superior risk-adjusted return for our valued clients over the long-term through our proprietary fundamental research.  In addition to our value portfolios, GAMCO and other brands offer our clients a broad array of investment strategies that include global, growth, international and convertible products.  We also offer a series of investment partnership (performance fee-based) vehicles that provide a series of long-short investment opportunities, both market and sector specific opportunities, including offerings of non-market correlated investments in merger arbitrage, as well as a fixed income strategy.

As of December 31, 2011, we had $34.1 billion of AUM.  We conduct our investment advisory business principally through our subsidiaries: GAMCO Asset Management Inc. (Institutional and Private Wealth Management), Gabelli Funds, LLC (Mutual Funds) and Gabelli Securities, Inc. (Investment Partnerships).  We also act as an underwriter and provide institutional research services through Gabelli & Company, Inc. (“Gabelli & Company”).  G.distributors, LLC (“G.distributors”) acts as an underwriter and distributor of our open-end funds.

Our AUM are organized into four groups:

·
Investment Partnerships: We provide advisory services to limited partnerships and offshore funds (“Investment Partnerships”).  We managed a total of $605 million in Investment Partnership assets on December 31, 2011.

·
Institutional and Private Wealth Management: We provide advisory services to a broad range of investors, including private wealth management, corporate pension and profit-sharing plans, foundations, endowments, jointly-trusteed plans and municipalities, and also serve as sub-advisor to certain other third party investment funds including registered investment companies (“Institutional and Private Wealth Management”).  Each Institutional and Private Wealth Management (“PWM”) portfolio is managed to meet the needs and objectives of the particular client by utilizing investment strategies and techniques within our areas of expertise.  On December 31, 2011, we had $13.5 billion of Institutional and Private Wealth Management AUM.

·
Open and Closed-End Funds: We provide advisory services to twenty-one open-end funds and ten closed-end funds under Gabelli, GAMCO and Comstock brands (collectively, the “Funds”).  The Funds had $19.9 billion of AUM on December 31, 2011.  Additionally, we provide administrative services to six open-end funds, with AUM of $0.8 billion on December 31, 2011, under the GAMCO Westwood brand.

·
SICAV: We provide advisory services to one fund under the GAMCO brand, the GAMCO International SICAV.  This fund has two sub-fund strategies within it, the GAMCO Merger Arbitrage Fund and the GAMCO Strategic Value Fund.  The SICAV had $105 million of AUM, including $100 million of seed capital provided by the Company, on December 31, 2011.

GBL is a holding company incorporated in April 1998 in connection with our initial public offering (“Offering”) in February 1999.  GGCP Holdings, LLC, a subsidiary of GGCP, Inc. owns a majority of the outstanding shares of Class B Common Stock (“Class B Stock”) of GBL.  Such ownership represented approximately 95% of the combined voting power of the outstanding common stock and approximately 73% of the equity interest on December 31, 2011.  GGCP, Inc. is majority-owned by Mr. Mario J. Gabelli (“Mr. Gabelli”).  Accordingly, Mr. Gabelli is deemed to control GBL.

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

During 2011, we returned $51.2 million of our earnings to shareholders through dividends and our stock buyback program.  We paid $30.8 million, or $1.15 per share, in cash dividends to our common shareholders and repurchased 450,966 shares at an average investment of $45.24 per share or $20.4 million.

Since the Offering, we have returned $642.4 million in total of which $344.0 million was in the form of dividends and $298.4 million was through stock buybacks.

As of December 31, 2011, seven open-end funds that we manage have a 4 or 5-star three year Morningstar RatingTM representing 62% of open-end fund equity AUM for funds with a Morningstar RatingTM.

Our balance sheet provides access to financial markets and the flexibility to opportunistically add operating resources to our firm, repurchase our stock and consider strategic initiatives.  As a result of GBL's shelf registration in the third quarter of 2009, we have the ability to issue any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount of $400 million.  On May 31, 2011, the Company issued $100 million of senior unsecured notes at par.  The net proceeds of $99.1 million were used for working capital and general corporate purposes.  The notes mature June 1, 2021 and bear interest, payable semi-annually, at 5.875% per annum.  The notes were issued pursuant to the Company’s shelf registration reducing the amount for future issuances to $300 million.  The shelf is available through July 27, 2012.

Business Strategy

Our business strategy targets global growth of the franchise through continued leveraging of our proven asset management strengths including our brand name, long-term performance record, diverse product offerings and experienced investment, research and client service professionals.  In order to achieve growth in AUM and profitability, we are pursuing a strategy which includes the following key elements:

·
Gabelli “Private Market Value (PMV) with a CatalystTM” Investment Approach.  While we have expanded our investment product offerings, our “value investing” approach remains the core of our business.  This method is based on and has evolved from the value investing principles articulated by Graham & Dodd in 1934, and has been further augmented by Mr. Gabelli, CFA, with his development of Private Market Value (PMV) with a CatalystTM as the value investment methodology.

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

Our value team generally looks for situations in which a catalyst(s) is (are) working to help to narrow the spread between the public market price and the estimated PMV.  Catalysts which are company specific include:  realization of hidden assets, recognition of underperforming subsidiaries, share buybacks, spin-offs, mergers and acquisitions, balance sheet changes, new products, accounting changes, new management and cross-shareholder unwinding.  Other catalysts are related to industry dynamics or macroeconomics and include but are not limited to: industry consolidation, deregulation, accounting, tax, pension and political reforms, technological change and the macroeconomic backdrop.  The time horizons for catalysts to trigger change can either be short-term, medium-term or long-term.

·
Establishing Research Centers.  To enhance our research in our core research competency, we have nine offices including New York, London, Hong Kong, Chicago, Greenwich, Connecticut, Shanghai, Tokyo, Minneapolis and St. Louis, Missouri.  We will continue to evaluate adding additional research offices throughout the world.  In addition to research, these centers along with Reno, Nevada and Palm Beach, Florida serve as relationships centers.

·
Incentive Fees.  Since a growing percentage of the firm's revenues may be directly linked to performance-based fees, this may increase the variability of our revenues and profits, largely recognized in the fourth quarter.  As of December 31, 2011, approximately $1.7 billion of Institutional and Private Wealth Management assets are managed on a performance fee basis along with $875 million of preferred issues of closed-end funds, $438 million in The GDL Fund and $605 million of investment partnership assets, a total of $3.6 billion.  Unlike most money management firms, we have elected not to receive a management fee on a majority of the preferred offerings in our closed-end funds until the fund’s overall performance exceeds each preferred’s nominal cost of capital.  In addition, the incubation of new product strategies using proprietary capital will compensate the investment team with a performance fee model to reinforce our pay-for-performance approach.

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

·
Increasing Presence in Private Wealth Management Market.  Our private wealth management business focuses, in general, on serving clients who have established an account relationship of $1 million or more with us.  According to industry estimates, the number of households with over $1 million in investable assets will continue to grow in the future, subject to ups and downs in the equity and fixed income markets.  With our 34-year history of serving this segment, long-term performance record, customized portfolio approach, dominant, tax-sensitive, investment strategy, brand name recognition and broad array of product offerings, we believe that we are well-positioned to capitalize on the growth opportunities in this market.

·
Increasing Marketing for Institutional and Private Wealth Management.  The Institutional and Private Wealth Management business was principally developed through direct marketing channels.  Historically, pension and financial consultants have not been a major source of new institutional and private wealth management business for us.  We plan to augment our institutional sales force through the addition of staff to market directly to the consultant community as well as through our traditional marketing channels.

·
Attracting and Retaining Experienced Professionals.  We offer significant variable compensation that provides opportunities to our staff.  We have increased the scope of our investment management capabilities by adding portfolio managers and other investment personnel in order to expand our broad array of products.  The ability to attract and retain highly-experienced investment and other professionals with a long-term commitment to us and our clients has been, and will continue to be, a significant factor in our long-term growth.  At December 31, 2011, we had 275,600 restricted stock awards (“RSAs”) outstanding to our professional staff recommended by and excluding Mr. Gabelli, who has not received options or RSAs, which originally had three and five year vesting, which will align our professional team with our commitment to our long term goals.

·
Sponsorship of Industry Conferences. Gabelli & Company, our institutional research services firm, sponsors industry conferences and management events throughout the year.  At these conferences and events, senior management from leading industry companies share their thoughts on the industry, competition, regulatory issues and the challenges and opportunities in their businesses with portfolio managers and securities analysts.  These meetings are an important component of the research services the firm provides its institutional clients.  Specifically, in 2011, we hosted 6 such meetings, including our 35th annual Automotive Aftermarket Symposium, 21st annual Pump Valve & Motor Symposium, 17th annual Aircraft Supplier Conference, 4th annual Best Ideas Conference, 3rd annual Specialty Chemicals Conference and our 3rd annual Movie Industry Conference.

·
Hosting of Institutional Investor Symposiums.  We have a tradition of sponsoring institutional investor symposiums that bring together prominent portfolio managers, members of academia and other leading business professionals to present, discuss and debate current issues and topics in the investment industry.  These symposiums have included:

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

·
Capitalizing on Acquisitions, Alliances and Lift-outs.  We intend to selectively and opportunistically pursue acquisitions, alliances and lift-outs that will broaden our product offerings and add new sources of distribution.   On October 1, 1999, we completed our alliance with Mathers and Company, Inc. and now act as investment advisor to the Mathers Fund (renamed GAMCO Mathers Fund), and in May 2000, we added Comstock Partners Funds, Inc., (renamed Comstock Funds, Inc.).  The Mathers and Comstock funds are part of our Non-Market Correlated mutual fund product line.  In November 2002, we completed our alliance with Woodland Partners LLC, a Minneapolis-based investment advisor focused on investing in small capitalization companies.  On March 11, 2008, Gabelli Funds, LLC (“Funds Advisor”) assumed the role of investment advisor to the AXA Enterprise Mergers and Acquisitions Fund, subsequently renamed Gabelli Enterprise Mergers and Acquisitions Fund, a fund that had been sub-advised by GAMCO since the fund’s inception on February 28, 2001.  On August 1, 2010, the clients of Florida-based NMF Asset Management, headed by Nola Maddox Falcone, became part of the institutional and private wealth operation of GAMCO.

We believe that we have the financial capacity to pursue acquisitions and lift-outs.

We believe that our growth to date is traceable to the following factors:

·
Strong Industry Fundamentals:  According to data compiled by the U.S. Federal Reserve, the investment management industry has grown faster than more traditional segments of the financial services industry, including the banking and insurance industries. Since GBL began managing assets for institutional and private wealth management clients in 1977, world equity markets have grown at a 10.4% compounded annual growth rate through December 31, 2011 to nearly $46 trillion(a).  The U.S. equity market comprises about $15.0 trillion(a) or roughly 33% of world markets.  We believe that demographic trends and the growing role of money managers in the placement of capital compared to the traditional role played by banks and life insurance companies will result in continued growth of the investment management industry.

·
Long-Term Performance: We have a superior long-term record of achieving relatively high returns for our Institutional and Private Wealth Management clients.  We believe that our performance record represents a competitive advantage and a recognized component of our franchise.

·
Stock Market Gains: Since we began managing for institutional and private wealth management clients in 1977, our traditional value-oriented Institutional and Private Wealth Management composite has earned a compound annual return of 15.8% net of fees versus a compound annual return of 11.1% for the S&P 500 through December 31, 2011.

·
Widely-Recognized “Gabelli” and “GAMCO” Brand Names:  For much of our history, our portfolio managers and investment products have been featured in a variety of financial print media, including both U.S. and international publications such as The Wall Street Journal, Financial Times, Money Magazine, Barron's, Fortune, Business Week, Nikkei Financial News, Forbes Magazine, Consumer Reports and Investor's Business Daily.  We also underwrite publications written by our investment professionals, including  Deals…Deals…and More Deals, which examines the history of merger arbitrage and Global Convertible Investing: The Gabelli Way, a comprehensive guide to effective investing in convertible securities.

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

 (a) Source: Birinyi Associates, LLC

Business Description

GBL started operations in 1977 as an institutional services firm.  We entered the institutional and private wealth management business in 1977, management of investment partnerships in 1985 and the mutual fund business in 1986.  Our initial product offerings centered on our tax sensitive, buy-hold, value-oriented investment philosophy.  Starting in the mid-1980s, we began building on our core value-oriented equity investment products by adding new investment strategies designed for a broad array of clients seeking to invest in growth-oriented equities, convertible securities and fixed income products.  Since then, we have continued to build our franchise by expanding our investment management capabilities through the addition of industry specific, international, global, non-market correlated, venture capital, leveraged buy-out and merchant banking product offerings.  Throughout our 34 year history, we have marketed most of our products under the “Gabelli” and “GAMCO” brand names.  Specialty brands offered to investors have included Mathers, Comstock and Westwood.

Our AUM are clustered mostly in three groups:  Institutional and Private Wealth Management, Mutual Funds and Investment Partnerships.

Institutional and Private Wealth Management:  Since 1977, we have provided investment management services through our subsidiary GAMCO to a broad spectrum of institutional and private wealth investors.  At December 31, 2011, we had $13.5 billion of AUM in approximately 1,700 Institutional and Private Wealth Management accounts, representing approximately 39.5% of our total AUM.  We currently provide advisory services to a broad range of investors, the majority of which (in total number of accounts) are private wealth management client accounts – defined as individuals generally having minimum account balances of $1 million.  As of December 31, 2011, Institutional client accounts, which include corporate pension and profit sharing plans, jointly-trusteed plans and public funds, represented approximately $6.2 billion, or 46%, of the Institutional and Private Wealth Management assets and 8% of the accounts.  Private Wealth Management accounts comprised approximately 81% of the total number of Institutional and Private Wealth Management accounts and approximately $3.4 billion, or 25%, of the Institutional and Private Wealth Management assets as of December 31, 2011.  We believe that private wealth management clients are attracted to us by our returns and the tax efficient nature of the underlying investment process in these traditional products.

Foundation and endowment fund assets represented 10% of the number of Institutional and Private Wealth Management accounts and approximately $1.3 billion, or 9%, of the Institutional and Private Wealth Management AUM.  The sub-advisory portion of the Institutional and Private Wealth Management (where we act as sub-advisor to certain other third party investment funds) held approximately $2.6 billion, or 19%, of total Institutional and Private Wealth Management assets with less than 1% of total the number of accounts.

The ten largest relationships comprised approximately 17% of our total AUM and approximately 7% of our total revenues as of and for the year ended December 31, 2011.

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

Sales efforts are conducted on a regional and product specialist basis.  Members of the sales and marketing staff for the Institutional and Private Wealth Management business have an average of more than ten years of experience with us and focus on developing and maintaining direct, long-term relationships with their Institutional and Private Wealth Management clients.  The firm will host its 27th Annual Client Conference in May 2012.  This conference will be held at the Pierre Hotel in New York and will include presentations by our portfolio managers and analysts.

We act as a sub-advisor on certain funds for several large and well-known fund distributors.  Sub-advisory clients are subject to business combinations, much the same as corporate clients, and this may result in the curtailment of product distribution or the termination of the relationship.

Investment advisory agreements for our Institutional and Private Wealth Management clients are typically subject to termination by the client without penalty on 30 days notice or less.

Open and Closed-End Funds:  Funds Advisor provides advisory services to twenty-one open-end funds and ten closed-end funds.  At December 31, 2011, we had $19.9 billion of AUM in open-end and closed-end funds, representing approximately 58.4% of our total AUM.  Our equity funds and closed-end funds were $18.1 billion in AUM on December 31, 2011, 8.4% above the $16.7 billion on December 31, 2010.

GAMCO is the brand for our “Growth” business, which is primarily represented by The GAMCO Growth Fund, The GAMCO Global Growth Fund, and The GAMCO International Growth Fund.  GAMCO also includes other distinct investment strategies and styles including our convertible securities, contrarian funds and covered call writing strategies.

The seven GAMCO branded open-end funds are:

● GAMCO Growth
● “ International Growth
● “ Global Telecommunications
● “ Global Growth
● “ Global Opportunity
● “ Vertumnus Fund
● “ Mathers

The Gabelli brand represents our “Value” business, primarily representing our absolute return, research-driven Private Market Value (PMV) with a CatalystTM funds. The GAMCO Global Telecommunications Fund is a value portfolio but retains the GAMCO name. The Gabelli brand also includes The Gabelli Dividend Growth Fund and The Gabelli Focus Five Fund as well as most of the closed-end funds.

Open-end Funds

On December 31, 2011, we had $14.1 billion of AUM in twenty-one open-end funds.  At year-end, of the open-end funds AUM having an overall rating from Morningstar, Inc. (“Morningstar”), 96% were ranked “three stars” or better, with approximately 62% ranked “five stars” or “four stars” on an overall basis (i.e., derived from a weighted average of the performance figures associated with their three, five, and ten year Morningstar Rating metrics).  There can be no assurance, however, that these funds will be able to maintain such ratings or that past performance will be indicative of future results.

We market our open-end funds through third party distribution programs, particularly no-transaction fee (“NTF”) programs, and have developed additional share classes for many of our funds for distribution through additional third party distribution channels.  At December 31, 2011, third party distribution programs accounted for approximately 82% of all assets in open-end equity funds.  At December 31, 2011, approximately 18% of our AUM in open-end, equity funds was sourced through direct sales relationships.

Closed-end Funds

We act as investment advisor to ten closed-end funds, all of which trade on the NYSE or its affiliated exchange: Gabelli Equity Trust (GAB), GDL Fund (GDL), Gabelli Multimedia Trust (GGT), Gabelli Healthcare & Wellness Rx Trust (GRX), Gabelli Convertible and Income Securities Fund (GCV), Gabelli Utility Trust (GUT), Gabelli Dividend & Income Trust (GDV), Gabelli Global Utility & Income Trust (GLU), GAMCO Global Gold, Natural Resources & Income Trust by Gabelli (GGN) and GAMCO Natural Resources, Gold & Income Trust by Gabelli (GNT).  As of December 31, 2011, the ten Gabelli closed-end funds had total assets of $5.8 billion, representing 29.1% of the total assets in our Mutual Funds business.

The Gabelli Equity Trust, which raised $400 million through its initial public offering in August 1986, finished its 25th year with net assets of $1.3 billion.  Since inception, the Gabelli Equity Trust has distributed $2.6 billion in cash to common shareholders through its 10% distribution policy and spawned three other closed-end funds, the Gabelli Multimedia Trust, the Gabelli Utility Trust and the Gabelli Healthcare & Wellness Rx Trust.

The Gabelli Dividend & Income Trust, launched in November 2003 had net assets of $1.9 billion as of December 31, 2011.

The GAMCO Global Gold, Natural Resources & Income Trust by Gabelli (“GGN”) was launched in March 2005.  During the years ended December 31, 2011 and 2010, GGN issued 18.7 million and 22.6 million common shares, respectively, through various “at the market offerings”.  The net proceeds received from these various at the market offerings was approximately $317.5 million and $375.4 million, respectively.  GGN filed a $750 million shelf registration statement with the SEC that became effective on February 4, 2011, enabling GGN to offer additional common and preferred shares.  As of December 31, 2011, after taking into account the issuance of the preferred and common shares, GGN had approximately $440 million available for issuance under the shelf registration statement.  GGN utilizes a covered call option writing program and had net assets of $1.2 billion as of December 31, 2011.

In January 2007, we launched The GDL Fund, a closed-end fund which seeks to achieve its investment objective by investing primarily in announced merger and acquisition transactions and, to a lesser extent, in corporate reorganizations involving stubs, spin-offs and liquidations.  During 2009, The GDL Fund raised $96 million through a rights offering of Series A preferred shares.  During 2011, The GDL Fund redeemed the Series A preferred shares and also raised $144 million through a rights offering of Series B preferred shares.

In January 2011, we started the GAMCO Natural Resources, Gold & Income Trust by Gabelli (“GNT”), a closed-end fund that seeks to achieve its investment objective by providing a high level of current income from interest, dividends and option premiums.  This launch raised approximately $370 million in AUM.

In April 2011, the Gabelli Healthcare & WellnessRx Trust (“GRX”), a closed-end fund that seeks long-term growth of capital within the healthcare and wellness industries, raised $18 million through a rights offering of common shares.

In May 2011, the Gabelli Multimedia Trust (“GGT”), a closed-end fund that seeks long-term capital appreciation from equity investments in global telecommunications, media, publishing and entertainment industries, raised $31 million through a rights offering of common shares.

Investment Partnerships:  We manage Investment Partnerships through our 93% majority-owned subsidiary, Gabelli Securities, Inc. (“GSI”).  The Investment Partnerships consist primarily of limited partnerships and offshore funds.  As of December 31, 2011, we had $605 million of Investment Partnership AUM.

We introduced our first investment partnership, a merger arbitrage partnership, in 1985.  An offshore version of this strategy was added in 1989.  Building on our strengths in global event-driven value investing, several new Investment Partnerships have been added to balance investors’ geographic, strategy and sector needs.  Today we offer a broad range of absolute return products.  Within our merger arbitrage strategy, we manage approximately $483 million of assets for investors who seek positive returns not correlated to fluctuations of the general market.  These funds seek to drive returns by investing in announced merger and acquisition transactions that are primarily dependent on deal closure and less on the overall market environment.  In event-driven strategies, we manage $46 million of assets focused on the U.S. and Japanese markets.  We also manage a series of sector-focused absolute return funds designed to offer investors a mechanism to diversify their portfolios by global economic sector rather than by geographic region.  We currently offer three sector-focused portfolios: the Gabelli International Gold Fund Ltd., GAMA Select Energy Plus, L.P. and GAMCO Medical Opportunities, L.P.  Venture capital activities are carried out through ALCE Partners, L.P. and Gabelli Multimedia Partners, L.P., both of which are currently closed to new investors.

Assets Under Management

The following table sets forth total AUM by product type as of the dates shown:

Assets Under Management
By Product Type
(Dollars in millions)

						%
	At December 31,					Change
	2007	2008	2009	2010	2011	2011/2010
Equity:
Open-end Funds	$9,345	$6,139	$8,476	$11,252	$12,273	9.1%
Closed-end Funds	6,341	3,792	4,609	5,471	5,799	6.0
Institutional & Private Wealth
Management
Direct	10,708	6,861	9,312	11,005	10,853	(1.4)
Sub-advisory	2,584	1,585	1,897	2,637	2,600	(1.4)
Investment Partnerships	460	295	305	515	605	17.5
SICAV (a)	-	-	-	-	105	n/m
Total Equity	29,438	18,672	24,599	30,880	32,235	4.4
Fixed Income:
Money Market Mutual Funds	1,111	1,507	1,721	1,616	1,824	12.9
Institutional & Private Wealth
Management	24	22	26	26	26	-
Total Fixed Income	1,135	1,529	1,747	1,642	1,850	12.7

Total AUM	$30,573	$20,201	$26,346	$32,522	$34,085	4.8
Breakdown of Total AUM:
Funds	$16,797	$11,438	$14,806	$18,339	$19,896	8.5
Institutional & Private Wealth
Management
Direct	10,732	6,883	9,338	11,031	10,879	(1.4)
Sub-advisory	2,584	1,585	1,897	2,637	2,600	(1.4)
Investment Partnerships	460	295	305	515	605	17.5
SICAV (a)	-	-	-	-	105	n/m
Total AUM	$30,573	$20,201	$26,346	$32,522	$34,085	4.8%

(a) Includes $100 million of proprietary capital.

Summary of Investment Products

We manage assets in the following wide spectrum of investment products and strategies, many of which are focused on fast-growing areas:

U.S. Equities:	Global and International Equities:	Investment Partnerships:
All Cap Value	International Growth	Merger Arbitrage
Large Cap Value	Global Growth	U.S. Long/Short
Large Cap Growth	Global Value	Global Long/Short
Mid Cap Value	Global Telecommunications	Japanese Long/Short
Small Cap Value	Multimedia	Sector-Focused
Small Cap Growth	Gold	- Energy
Micro Cap		- Gold
Natural Resources	U.S. Fixed Income:	- Medical Opportunities
Income	Corporate	Merchant Banking
Utilities	Government
Non-Market Correlated	Asset-backed
Options Income	Intermediate
Short-term
Convertible Securities:		U.S. Balanced:
U.S. Convertible Securities		Balanced Growth
Global Convertible Securities		Balanced Value

During 2011, we continued to develop the skills of our investment team by allocating firm capital to incubate investment strategies.  Historically, this began with a capital structure arbitrage strategy (2004) and now includes a merger-arbitrage and a global trading strategy.

Additional Information on Mutual Funds

Through Funds Advisor, we act as advisor to all of the Funds, except with respect to the Gabelli Capital Asset Fund for which we act as a sub-advisor.  Guardian Investment Services Corporation, an unaffiliated company, acts as manager.

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

Our marketing efforts for the open-end funds are currently focused on increasing the distribution and sales of our existing funds as well as creating new products for sale through our distribution channels.  We believe that our marketing efforts for the funds will continue to generate additional revenues from investment advisory fees.  We have traditionally distributed most of our open-end funds by using a variety of direct response marketing techniques, including telemarketing and advertising, and as a result we maintain direct relationships with many of our no-load open-end fund customers.  Beginning in late 1995, we expanded our product distribution by offering several of our open-end funds through third party distribution programs, including NTF programs.  In 1998 and 1999, we further expanded these efforts to include substantially all of our open-end funds in third party distribution programs.  More than 18% of the AUM in the open-end funds are still attributable to our direct response marketing efforts.  Third party distribution programs have become an increasingly important source of asset growth for us.  Of the $12.3 billion of AUM in the open-end equity funds as of December 31, 2011, approximately 82% were generated through third party distribution programs.  We are responsible for paying the service and distribution fees charged by many of the third party distribution programs, although a portion of such service fees under certain circumstances are payable by the funds.  During 2000, we completed development of additional classes of shares for many of our funds for sale through national brokerage and investment firms and other third party distribution channels on a commission basis.  The multi-class shares are available in all of the Gabelli Funds, except for the Gabelli Capital Asset Fund and the GAMCO Mathers Fund.  We believe that the use of multi-class share products will expand the distribution of Gabelli Fund products into the advised sector of the mutual fund investment community.  During 2003, we introduced Class I shares, which are no-load shares with higher minimum initial investment and without distribution fees available directly through Funds Distributor or brokers that have entered into selling agreements specifically with respect to Class I shares.  The no-load shares are designated as Class AAA shares and are available for new and current investors.  In general, distribution through third party distribution programs has greater variable cost components and lower fixed cost components than distribution through our traditional direct sales methods.

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

Our funds’ investment management agreements may continue in effect from year to year only if specifically approved at least annually by (i) the fund's Board of Directors or Trustees or (ii) the fund's shareholders and, in either case, the vote of a majority of the fund's directors or trustees who are not parties to the agreement or “interested persons” of any such party, within the meaning of the Investment Company Act of 1940 as amended (the “Company Act”).  Each fund may terminate its investment management agreement at any time upon 60 days' written notice by (i) a vote of the majority of the Board of Directors or Trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Fund.  Each investment management agreement automatically terminates in the event of its assignment, as defined in the Company Act.  We may terminate an investment management agreement without penalty on 60 days' written notice.

Mutual Fund Distribution, Institutional Research, Brokerage and Underwriting

Gabelli & Company, the wholly-owned subsidiary of our 93% majority-owned subsidiary GSI, is a broker-dealer registered under the Securities Exchange Act of 1934 and is regulated by the Financial Industry Regulatory Authority (“FINRA”).  Gabelli & Company's revenues are derived primarily from institutional research services and through July 31, 2011, distribution fees, underwriting fees and selling concessions.  G.distributors, a wholly-owned subsidiary, is a broker-dealer registered under the Securities Exchange Act of 1934 and is regulated by FINRA.  G.distributors' revenues, effective August 1, 2011, are derived primarily from the distribution of our open-end funds.

Mutual Fund Distribution

Until July 31, 2011, Gabelli & Company and effective August 1, 2011, G.distributors, distributes our open-end funds pursuant to distribution agreements with each fund.  Under each distribution agreement with an open-end fund, G.distributors offers and sells such open-end fund's shares on a continuous basis and pays the majority of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of third party distribution programs, financial intermediaries and G.distributors sales personnel.  G.distributors receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 (“12b-1”) of the Company Act.  Distribution fees from the open-end funds are computed daily based on average net assets.  Distribution fees from the open-end funds amounted to $39.7 million, $29.0 million and $20.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.  G.distributors is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back-end sales charge.  Underwriting fees and sales charges retained amounted to $3.3 million, $1.9 million and $946,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Under the distribution plans, the open-end Class AAA shares of the funds (except The Gabelli U.S. Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund) and the Class A and ADV shares of various funds pay G.distributors a distribution or service fee of .25% per year (except the Class A shares of the GAMCO Westwood Funds and Gabelli Enterprise Mergers & Acquisition Fund which pay .50% and 0.45% per year, respectively, and the GAMCO Westwood Intermediate Bond Fund which pays .35%) on the average daily net assets of the fund.  Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%.  G.distributors’ distribution agreements with the funds may continue in effect from year to year only if specifically approved at least annually by (i) the fund's Board of Directors or Trustees or (ii) the fund's shareholders and, in either case, the vote of a majority of the fund's directors or trustees who are not parties to the agreement or “interested persons” of any such party, within the meaning of the Company Act.  Each fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days' written notice by (i) a vote of the majority of its directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such fund. Each distribution agreement automatically terminates in the event of its assignment, as defined in the Company Act.  G.distributors may terminate a distribution agreement without penalty upon 60 days' written notice.

G.distributors also offers our open-end Fund products through our website, www.gabelli.com, where directly registered mutual fund investors can access their personal account information and buy, sell and exchange Fund shares.  Fund prospectuses, quarterly reports, fund applications, daily net asset values and performance charts are all available online.

Institutional Research Services

Gabelli & Company provides institutional investors with investment ideas on numerous industries and special situations, with a particular focus on small-cap and mid-cap companies.  Our research analysts are industry-focused, following sectors that stem from our core competencies.  They are experts on their industries, and look at companies of all market capitalizations on a global basis.  Their financial models look five years into the past, and project five years forward, to understand earnings power and free cash flow.  They look for growing companies, with improving balance sheets and shareholder-sensitive management.  The primary function of the research team is to gather data, array the data, and then project and interpret data from which investment decisions can be made.  The objective of the institutional research services is to provide superior investment ideas to investment decision makers.

Analysts are generally assigned to research teams, coordinated by a senior analyst, in order to enhance idea cross-fertilization and more efficiently share knowledge acquired in related industry subsectors.  Our teams are broken down into Media and Telecom, which includes cable, telecommunications, broadcasting, publishing, advertising, and entertainment, Gabelli Green, which researches investment opportunities in clean and renewable energy, Consumer, Health and Wellness, Aerospace and Capital Goods, Natural Resources and Financial Services.

Gabelli & Company generates institutional research services revenues through brokerage activities from securities transactions executed on an agency basis on behalf of institutional and private wealth management clients as well as from retail customers and mutual funds.  Institutional research services revenues totaled $14.3 million, $16.6 million, and $16.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Gabelli & Company continues to pursue expansion of such activities.

Underwriting

During 2011, Gabelli & Company participated as agent in the secondary offerings of The GAMCO Global Gold, Natural Resources & Income Trust by Gabelli and acted as Dealer Manager for The GDL Fund's Series B Cumulative Puttable and Callable Preferred Share Rights Offering.  During 2010, Gabelli & Company acted as underwriter in the Gabelli Healthcare & WellnessRx Trust offering of 5.76% Series A Cumulative Preferred shares and as agent in the secondary offerings of The GAMCO Global Gold, Natural Resources & Income Trust by Gabelli.  In 2009, Gabelli & Company acted as the Dealer Manager for The GDL Fund’s Series A Cumulative Callable Preferred Share Rights Offering and as agent in the secondary offerings of The GAMCO Global Gold, Natural Resources & Income Trust by Gabelli.

Competition

We compete with other investment management firms and mutual fund companies, insurance companies, banks, brokerage firms and other financial institutions that offer products that have similar features and investment objectives to those offered by us.  Many of the investment management firms with which we compete are subsidiaries of large diversified financial companies.  Many others are much larger in terms of AUM and revenues and, accordingly, have much larger sales organizations and marketing budgets.  Historically, we have competed primarily on the basis of the long-term investment performance of many of our investment products.  However, we have taken steps to increase our distribution channels, brand name awareness and marketing efforts.

The market for providing investment management services to Institutional and Private Wealth Management clients is also highly competitive.  Approximately 33% of our investment advisory fee revenue for the year ended December 31, 2011 was derived from our Institutional and Private Wealth Management.  Selection of investment advisors by U.S. institutional investors is often subject to a screening process and to favorable recommendations by investment industry consultants.  Many of these investors require their investment advisors to have a successful and sustained performance record, often five years or longer and also focus on one-year and three-year performance records.  We have significantly increased our AUM on behalf of U.S. institutional investors since our entry into the institutional asset management business in 1977.  At the current time, we believe that our investment performance record would be attractive to potential new Institutional and Private Wealth Management clients.  However, no assurance can be given that our efforts to obtain new business will be successful.

Intellectual Property

Service marks and brand name recognition are important to our business.  We have rights to the service marks under which our products are offered.  We have registered certain service marks in the United States and will continue to do so as new trademarks and service marks are developed or acquired.  We have rights to use the “Gabelli” name, the “GAMCO” name, and other names.  Pursuant to an assignment agreement, Mr. Gabelli has assigned to us all of his rights, title and interests in and to the “Gabelli” name for use in connection with investment management services, mutual funds and securities brokerage services.  However, under the agreement, Mr. Gabelli will retain any and all rights, title and interests he has or may have in the “Gabelli” name for use in connection with (i) charitable foundations controlled by Mr. Gabelli or members of his family and (ii) entities engaged in private investment activities for Mr. Gabelli or members of his family.  In addition, the funds managed by Mr. Gabelli outside GBL have entered into a license agreement with us permitting them to continue limited use of the “Gabelli” name under specified circumstances.  We have taken, and will continue to take, action to protect our interests in these service marks.

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

Our business is subject to extensive regulation at the federal, state and foreign level by the SEC and other regulatory bodies.  Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940 (“Advisers Act”), and the funds are registered with the SEC under the Company Act.  We also have subsidiaries that are registered as broker-dealers with the SEC and are subject to regulation by FINRA and various states.

The subsidiaries of GBL that are registered with the Commission under the Advisers Act (Funds Advisor, Gabelli Fixed Income LLC, GAMCO and GSI) are regulated by and subject to examination by the SEC.  The Advisers Act imposes numerous obligations on registered investment advisors including fiduciary duties, disclosure obligations and record keeping, operational and marketing requirements.  The Commission is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment advisor's registration.  The failure of an advisory subsidiary to comply with the requirements of the SEC could have a material adverse effect on us.

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

In their capacities as broker-dealers, Gabelli & Company and G.distributors are required to maintain certain minimum net capital and cash reserves for the benefit of their customers.  Gabelli & Company’s and G.distributors’ net capital, as defined, met or exceeded all minimum requirements as of December 31, 2011.  Gabelli & Company and G.distributors are also subject to periodic examination by FINRA, the SEC and the states.

Subsidiaries of GBL are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and to regulations promulgated thereunder, insofar as they are “fiduciaries” under ERISA with respect to certain of their clients. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), impose certain duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving ERISA plan clients.  Our failure to comply with these requirements could have a material adverse effect on us.

Investments by GBL and on behalf of our advisory clients and investment funds often represent a significant equity ownership position in an issuer's class of stock.  As of December 31, 2011, we had five percent or more beneficial ownership with respect to 112 equity securities.  This activity raises frequent regulatory, legal, and disclosure issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers' shareholder rights plans or “poison pills,” and various federal and state regulatory limitations, including state gaming laws and regulations, federal communications laws and regulations and federal and state public utility laws and regulations, as well as federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions.  Our failure to comply with these requirements could have a material adverse effect on us.

The USA Patriot Act of 2001 contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers, mutual funds and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities.  Anti-money laundering laws outside of the U.S. contain some similar provisions.  Our failure to comply with these requirements could have a material adverse effect on us.

We and certain of our affiliates are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies.  In connection with our opening of an office in London and our plans to market certain products in Europe, we are required to comply with the laws of the United Kingdom and other European countries regarding these activities.  Our subsidiary, GAMCO Asset Management (UK) Limited, is regulated by the Financial Services Authority (“FSA”).  In connection with our registration in the United Kingdom, we have minimum capital requirements that have been consistently met or exceeded.  Several of our investment funds are organized under the laws of foreign jurisdictions and subject to regulation.  We opened research offices in Shanghai, Hong Kong and Tokyo and therefore are subject to national and local laws in those jurisdictions.  We are subject to requirements in numerous jurisdictions regarding reporting of beneficial ownership positions in securities issued by companies whose securities are publicly-traded in those countries.

Regulatory matters

The investment management industry is likely to continue facing a high level of regulatory scrutiny and become subject to additional rules designed to increase disclosure, tighten controls and reduce potential conflicts of interest.  In addition, the Commission has substantially increased its use of focused inquiries which request information from investment advisors and a number of fund complexes regarding particular practices or provisions of the securities laws.  We participate in some of these inquiries in the normal course of our business.  Changes in laws, regulations and administrative practices by regulatory authorities, and the associated compliance costs, have increased our cost structure and could in the future have a material adverse impact.  Although we have installed procedures and utilize the services of experienced administrators, accountants and lawyers to assist us in adhering to regulatory guidelines and satisfying these requirements, and maintain insurance to protect ourselves in the case of client losses, there can be no assurance that the precautions and procedures that we have instituted and installed, or the insurance that we maintain to protect ourselves in case of client losses, will protect us from potential liabilities.

See item 3 below.

Personnel

On February 29, 2012, we had a full-time staff of 218 individuals, of whom 69 served in the portfolio management, research and trading areas (including 20 portfolio managers for the Mutual Funds, Institutional and Private Wealth Management and Investment Partnerships), 77 served in the marketing and shareholder servicing areas and 72 served in the administrative area.

ITEM 1A: RISK FACTORS

We caution the reader that the following risks and those risks described elsewhere in this report and in our other SEC filings, as well as other potential risks which we cannot currently identify or describe, could have a material adverse effect on our business, prospects, financial condition, results of operations or cash flow.

Risks Related to Our Industry

Changes in laws or regulations or in governmental policies and compliance with existing laws or regulations could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.

Our business is subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC under the Company Act and the Advisers Act as well as other securities laws, by the Department of Labor under ERISA, and regulation by FINRA and state regulators. The Funds managed by Funds Advisor are registered with the SEC as investment companies under the Company Act.  The Advisers Act imposes numerous obligations on investment advisors, including record-keeping, advertising and operating requirements, fiduciary and disclosure obligations, custodial requirements and prohibitions on fraudulent activities.  The Company Act imposes similar obligations, as well as additional detailed operational requirements, on registered investment companies and investment advisors.  In addition, our businesses are also subject to regulation by the Financial Services Authority in the United Kingdom, and we are also subject to the laws of other non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies.

Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our subsidiaries’ registrations as an investment advisor or broker-dealer.  Industry regulations are designed to protect our clients and investors in our funds and other third parties who deal with us and to ensure the integrity of the financial markets.  Our industry is frequently altered by new laws or regulations and by revisions to, and evolving interpretations of, existing laws and regulations, both in the U.S. and in other nations.  Changes in laws or regulations or in governmental policies could limit the sources and amounts of our revenues including but not limited to distribution revenue under the Company Act, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.

To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure.

The investment management business is highly competitive and has relatively low barriers to entry.  To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure.  Although our investment management fees vary from product to product, historically we have competed primarily on the performance of our products and not on the level of our investment management fees relative to those of our competitors.  In recent years, however, there has been a trend toward lower fees in the investment management industry.  In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that make investors willing to pay our fees.  In addition, the board of directors or trustees of each fund managed by Funds Advisor must make certain findings as to the reasonableness of its fees.  We cannot be assured that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure.  Fee reductions on existing or new business could have an adverse effect on our profit margins and results of operations.

We derive a substantial portion of our revenues from contracts that may be terminated on short notice.

A substantial majority of our revenues are derived from investment management agreements and distribution arrangements.  Investment management agreements and distribution arrangements with the Funds are terminable without penalty on 60 days' notice (subject to certain additional procedural requirements in the case of termination by a Fund) and must be specifically approved at least annually, as required by law.  Such annual renewal requires, among other things, approval by the disinterested members of each Fund's board of directors or trustees.  Investment advisory agreements with our Institutional and Private Wealth Management clients are typically terminable by the client without penalty on 30 days' notice or less.  Any failure to renew or termination of a significant number of these agreements or arrangements would have a material adverse effect on us.

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

The SEC has adopted a rule that increased from $1.0 million to $1.5 million the net worth requirement for individuals to be treated as accredited investors for the purpose of investing in private funds.  The SEC may also propose or enact other rules designed to increase oversight by the SEC of private funds or restrict investment in them.  Any regulations applicable to private funds that may be adopted could have an impact on our operations, and may adversely affect our private fund business and decrease our future income.

A decline in the prices of securities would lead to a decline in our AUM, revenues and earnings.

Substantially all of our revenues are directly related to the amount of our AUM. Under our investment advisory contracts with our clients, the investment advisory fees we receive are typically based on the market value of AUM.  In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Funds Advisor or Teton Advisors, Inc. (“Teton”) over time pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Company Act.  Rule 12b-1 fees typically are based on the average AUM and represented approximately 12.1%, 10.3% and 9.5% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.  Accordingly, a decline in the prices of securities generally may cause our revenues and net income to decline by either causing the value of our AUM to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees.  The securities markets are highly volatile, and securities prices may increase or decrease for many reasons beyond our control, including but not limited to economic and political events, war (whether or not directly involving the U.S.), acts of terrorism, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties, bond default risks, the sovereign debt crisis in Europe and other factors that are difficult or impossible to predict.  If a decline in securities prices caused our revenues to decline, it could have a material adverse effect on our earnings.

Catastrophic and unpredictable events could have a material adverse effect on our business.

A terrorist attack, political unrest, war (whether or not directly involving the U.S.), power failure, cyber-attack, technology failure, natural disaster or many other possible catastrophic or unpredictable events could adversely affect our future revenues, expenses and earnings by, among other things: causing disruptions in U.S., regional or global economic conditions; interrupting our normal business operations; inflicting employee casualties, including loss of our key executives; requiring substantial expenditures and expenses to repair, replace and restore normal business operations; and reducing investor confidence.

We have a disaster recovery plan to address certain contingencies, but it cannot be assured that this plan will be effective or sufficient in responding to, eliminating or ameliorating the effects of all disaster scenarios.  If our employees or vendors we rely upon for support in a catastrophic event are unable to respond adequately or in a timely manner, we may lose clients resulting in a decrease in AUM which may have a material adverse effect on revenues and net income.

Risks Related to Our Business

Control by Mr. Gabelli of a majority of the combined voting power of our common stock may give rise to conflicts of interests.

Since our Offering in 1999, Mr. Gabelli, through his control and majority ownership of GGCP, has beneficially owned a majority of our outstanding Class B Stock, representing 95% of voting control.  As long as Mr. Gabelli indirectly beneficially owns a majority of the combined voting power of our common stock, he will have the ability to elect all of the members of our Board of Directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the common stock.  In addition, Mr. Gabelli will be able to determine the outcome of matters submitted to a vote of our shareholders for approval and will be able to cause or prevent a change in control of our company.  As a result of Mr. Gabelli's control, none of our agreements with Mr. Gabelli and other companies controlled by him can be assumed to have been arrived at through “arm's-length” negotiations, although we believe that the parties endeavor to implement market-based terms.  There can be no assurance that we would not have received more favorable terms from an unaffiliated party.

On February 6, 2008, Mr. Gabelli entered into an amended and restated employment agreement (the “2008 Employment Agreement”) with the Company, which was initially approved by the Company’s shareholders on November 30, 2007 and approved again on May 6, 2011, and which limits his activities outside of the Company.  Under the 2008 Employment Agreement, the manner of computing Mr. Gabelli’s remuneration from GAMCO is unchanged.

Mr. Gabelli has agreed that while he is employed by us he will not provide investment management services outside of GAMCO, except for certain permitted accounts.  These permitted accounts held assets at December 31, 2011 and 2010 of approximately $109.6 million and $91.8 million, respectively.  Mr. Gabelli continues to be a member of the team that manages the GAMCO Westwood Mighty MitesSM Fund, whose advisor, Teton, was spun-off from GBL in March 2009.  The assets in the GAMCO Mighty MitesSM Fund at December 31, 2011 were $565.1 million.  The 2008 Employment Agreement may not be amended without the approval of the Compensation Committee and Mr. Gabelli.

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

There may be adverse effects on our business from a decline in the performance of the securities markets.

Our results of operations are affected by many economic factors, including the performance of the securities markets.  During the 1990s, unusually favorable and sustained performance of the U.S. securities markets, and the U.S. equity market in particular, attracted substantial inflows of new investments in these markets and has contributed to significant market appreciation which has, in turn, led to an increase in our AUM and revenues.  More recently, the securities markets in general have experienced significant volatility, and such volatility may continue or increase in the future.  At December 31, 2011, approximately 95% of our AUM were invested in portfolios consisting primarily of equity securities. Any decline in the securities markets, in general, and the equity markets, in particular, could reduce our AUM and consequently reduce our revenues.  In addition, any such decline in the equity markets, failure of these markets to sustain their prior levels of growth, or continued short-term volatility in these markets could result in investors withdrawing from the equity markets or decreasing their rate of investment, either of which would be likely to adversely affect us.  Also, from time to time, a relatively high proportion of the assets we manage may be concentrated in particular economic or industry sectors.  A general decline in the performance of securities in those industry sectors could have an adverse effect on our AUM and revenues.

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

Success in the investment management and mutual fund businesses is dependent on investment performance as well as distribution and client servicing.  Good performance generally stimulates sales of our investment products and tends to keep withdrawals and redemptions low, which generates higher management fees (which are based on the amount of AUM).  Conversely, poor performance, both in absolute terms and/or relative to peers and industry benchmarks, tends to result in decreased sales, increased withdrawals and redemptions in the case of the open-end Funds, and in the loss of Institutional and Private Wealth Management clients, with corresponding decreases in revenues to us.  Many analysts of the mutual fund industry believe that investment performance is the most important factor for the growth of open and closed-end funds, such as those we offer.  Failure of our investment products to perform well or failure of the Funds to maintain ratings or rankings could, therefore, have a material adverse effect on us.

In addition, when our investment products experience strong results relative to the market or other asset classes, clients' investments in our products may increase beyond their target levels, and we could, therefore, suffer withdrawals as our clients rebalance their investments to fit their asset allocation preferences.

Loss of significant Institutional and Private Wealth Management accounts could affect our revenues.

We had approximately 1,700 Institutional and Private Wealth Management accounts as of December 31, 2011, of which the ten largest accounts generated approximately 7% of our total revenues during the year ended December 31, 2011.  Account turnover for any reason would have an adverse effect on our revenues.  Notwithstanding performance, we have from time to time experienced account turnover of large Institutional and Private Wealth Management accounts as a result of corporate mergers and restructurings, and we could continue to lose accounts under these or other circumstances.

A decline in the market for closed-end funds could reduce our ability to raise future assets to manage.

Market conditions may preclude us from increasing the assets we manage in closed-end funds.  A significant portion of our recent growth in the assets we manage has resulted from public offerings of the common and preferred shares of closed-end funds.  We have raised approximately $3.4 billion in gross assets through closed-end fund offerings since January 2004.  The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow our AUM and our revenue.

We rely on third party distribution programs.

Since 1996, we have experienced significant growth in sales of our open-end funds through third party distribution programs, which are programs sponsored by third party intermediaries that offer their mutual fund customers a variety of competing products and administrative services.  Most of the sales growth from our third party distribution programs is from programs with no transaction fees payable by the customer, which we refer to as NTF programs.  Approximately $3.8 billion of our AUM in the open-end funds as of December 31, 2011 were obtained through NTF programs.  The cost of participating in third party distribution programs is higher than our direct distribution costs, and it is anticipated that the cost of third party distribution programs will increase in the future.  Any increase would be likely to have an adverse effect on our profit margins and results of operations.  In addition, there can be no assurance that the third party distribution programs will continue to distribute the Funds.  At December 31, 2011, approximately 94% of the NTF program net assets in the Gabelli/GAMCO families of funds are attributable to two NTF programs.  The decision by these third party distribution programs to discontinue distribution of the funds, or a decision by us to withdraw one or more of the funds from the programs, could have an adverse effect on our growth of AUM.

There is a possibility of losses associated with underwriting, trading and market-making activities.

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

Certain of our subsidiaries act as general partner for investment partnerships, including arbitrage, event-driven long/short, sector focused and merchant banking limited partnerships.  As a general partner of these partnerships, we may be held liable for the partnerships' liabilities in excess of their ability to pay such liabilities.  In addition, in certain circumstances, we may be liable as a control person for the acts of our investment partnerships.  As of December 31, 2011, our AUM included approximately $605 million in investment partnerships.  A substantial adverse judgment or other liability with respect to our investment partnerships could have a material adverse effect on us.

Operational risks may disrupt our businesses, result in regulatory action against us or limit our growth.

We face operational risk arising from errors made in the execution, confirmation or settlement of transactions or from transactions not being properly recorded, evaluated or accounted for.  Our business is highly dependent on our ability to process, on a daily basis, transactions across markets in an efficient and accurate manner.  Consequently, we rely heavily on our financial, accounting and other data processing systems.  Despite the reliability of these systems, and the training and skill of our employees and third parties we rely on, it remains likely that errors may occasionally occur due to the extremely large number of transactions we process.  In addition, if systems we use are unable to accommodate an increasing volume of transactions our ability to expand our businesses could be constrained. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

We depend heavily on information systems.

We operate in an industry that is highly dependent on its information systems and technology.  We outsource a significant portion of our information systems operations to third parties who are responsible for providing the management, maintenance and updating of such systems.  Technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced technology platforms for their products than we do for ours.  In addition, there can be no assurance that the cost of maintaining such outsourcing arrangements will not increase from its current level, which could have a material adverse effect on us.

In addition, any inaccuracies, delays, system failures or security breaches in these and other systems could subject us to client dissatisfaction and losses. Breach of our technology systems could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the breach, additional security costs to mitigate against future incidents and litigation costs resulting from the incident. Moreover, loss of confidential customer identification information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues. Further, although we take precautions to password protect and encrypt our laptops and other mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us.

Our ability to meet cash needs may be adversely affected by a number of factors.

Our ability to meet anticipated cash needs is affected by factors such as the market value of our assets, our operating cash flows and our creditworthiness as perceived by lenders. Adverse developments in any of these areas could have significantly adverse effects on our business.  If we are unable to obtain funds and financing in a timely manner or on acceptable terms, we may be forced to incur unanticipated costs or revise our business plans. Further, our access to the capital markets depends significantly on our credit ratings. A reduction in our credit ratings could increase our borrowing costs and limit our access to the capital markets. Volatility in the U.S., regional or global financing markets may also impact our ability to access the capital markets should we seek to do so, and we may be forced to incur unanticipated costs or experience other adverse effects on our business.  We believe that a one notch downgrade in our credit rating would result in a debt rating below investment grade and increase our long-term borrowing costs, on future borrowings, by 50 basis points, while a two notch downgrade would increase our long-term borrowing costs, on future borrowings, by approximately 150 basis points. Our current outstanding debt issuances would not be impacted by any changes in our ratings

We face exposure to legal actions, including litigation and arbitration claims and regulatory and governmental examinations and/or investigations.

The volume of litigation and arbitration claims against financial services firms and the amount of damages claimed has increased over the past several years.  The types of claims that we may face are varied.  For example, we may face claims against us for purchasing securities that are inconsistent with a client’s investment objectives or guidelines, in connection with the operation of the Funds or arising from an employment dispute.  The risk of litigation is difficult to predict, assess or quantify, and may occur years after the activities or events at issue.  In addition, from time to time we may become the subject of governmental or regulatory investigations and/or examinations.  Even if we prevail in a legal or regulatory action, the costs alone of defending against the action or the harm to our reputation could have a material adverse effect on us.

Compliance failures could adversely affect us.

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

Our reputation is critical to maintaining and developing relationships with our clients, Mutual Fund shareholders and third party intermediaries.  In recent years, there have been a number of well-publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry.  Misconduct by our staff, or even unsubstantiated allegations, could result not only in direct financial harm but also harm to our reputation, causing injury to the value of our brands and our ability to retain or attract AUM.  In addition, in certain circumstances, misconduct on the part of our clients or other parties could damage our reputation.  Moreover, reputational harm may cause us to lose current employees and we may be unable to continue to attract new ones with similar qualification or skills. Damage to our reputation could substantially reduce our AUM and impair our ability to maintain or grow our business, which could have a material adverse effect on us.

We face strong competition from numerous and sometimes larger companies.

We compete with numerous investment management companies, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions.  The periodic establishment of new investment management companies and other competitors increases the competition that we face. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships and fees charged, and our competitive success in all of these areas cannot be assured. Additionally, competing securities dealers whom we rely upon to distribute our mutual funds also sell their own proprietary funds and investment products, which could limit the distribution of our investment products.  To the extent that existing or potential customers, including securities dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and net income could decline.

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

The holders of Class A Common Stock (“Class A Stock”) and Class B Stock have identical rights except that (i) holders of Class A Stock are entitled to one vote per share, while holders of Class B Stock are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (ii) holders of Class A Stock are not eligible to vote on matters relating exclusively to Class B Stock and vice versa.  Since our Offering in 1999, Mr. Gabelli, through his control and majority ownership of GGCP, has beneficially owned a majority of our outstanding Class B Stock, representing approximately 95% of voting control.  As long as Mr. Gabelli indirectly beneficially owns a majority of the combined voting power of our common stock, he will have the ability to elect all of the members of our Board of Directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the common stock.  The differential in voting rights and the ability of our company to issue additional Class B Stock could adversely affect the value of the Class A Stock to the extent the investors, or any potential future purchaser of our company, view the superior voting rights of the Class B Stock to have value.  On May 6, 2011, Class A Stock shareholders approved a proposal for the Board of Directors to consider the conversion and reclassification of our shares of Class B Stock into Class A Stock at a ratio in the range of 1.10 to 1.20 shares of Class A Stock for each share of Class B Stock.

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

No prediction can be made as to the effect, if any, that future sales or distributions of Class B Stock owned by GGCP Holdings LLC will have on the market price of the Class A Stock prevailing from time to time.  Sales or distributions of substantial amounts of Class A Stock or Class B Stock, or the perception that such sales or distributions could occur, could adversely affect the prevailing market price for the Class A Stock.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

As of December 31, 2011, we leased our principal offices which consisted of a single 60,000 square foot building located at 401 Theodore Fremd Avenue, Rye, New York, under a lease which expires on December 31, 2023.  The lease was extended for 15 years in October 2008.  This building was leased in December 1997 (prior to the Offering) from an entity controlled by members of Mr. Gabelli's immediate family.  For 2011, 2010 and 2009 we paid approximately $1.1 million, $1.1 million and $1.1 million, respectively, or $18.39, $18.15 and $18.00 per square foot, respectively, under this lease.  5,000 square feet was subleased to entities under the control of Mr. Gabelli including Teton and LICT Corporation.  We receive rental payments under the sublease agreements, which totaled approximately $188,000, $179,000 and $181,000 in 2011, 2010 and 2009, respectively.  The lease is a triple net lease, which provides that in addition to the lease payments, all operating expenses related to the property, which are estimated at $800,000 annually, are to be paid by us.

We have also entered into leases for office space in both the U.S. and overseas principally for portfolio management, research, sales and marketing personnel.  These offices are generally less than 4,000 square feet and leased for periods of five years or less.

ITEM 3:  LEGAL PROCEEDINGS

From time to time, the Company is named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  The Company cannot predict the ultimate outcome of such matters.  The consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and, if material, makes the necessary disclosures.  Such amounts, both those that are probable and those that are reasonably possible, are not considered material to the Company’s financial condition, operations or cash flows.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of Class A Stock are traded on the NYSE under the symbol GBL.

As of February 1, 2012, there were 246 Class A Stockholders of record and 20 Class B Stockholders of record.  These figures do not include stockholders with shares held under beneficial ownership in nominee name, which are estimated to be approximately 3,000.

The following table sets forth the high and low prices of our Class A Stock for each quarter of 2011 and 2010 as reported by the NYSE.

Quarter Ended	High	Low

March 31, 2011	$49.67	$39.59
June 30, 2011	51.79	42.17
September 30, 2011	52.35	36.75
December 31, 2011	52.98	35.81

March 31, 2010	49.82	38.97
June 30, 2010	48.46	34.94
September 30, 2010	41.27	33.63
December 31, 2010	$50.85	$37.99

In 2009, we paid $2.13 per share in dividends to our shareholders.  This included four quarterly dividends of $0.03 per share on March 31, 2009, June 30, 2009, September 29, 2009, and December 29, 2009, respectively, to all shareholders of record on March 17, 2009, June 16, 2009, September 15, 2009, and December 15, 2009, respectively.  We also paid a special dividend of $2.00 per share to all of our shareholders, payable on December 15, 2009 to shareholders of record on December 1, 2009.  Additionally, we distributed the shares of Teton that the Company owned on March 20, 2009 to shareholders of record on March 10, 2009 which had an initial value of approximately $0.01 per GBL share.

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

In 2011, we paid $1.15 per share in cash dividends to our shareholders.  This included one quarterly dividend of $0.03 per share on March 29, 2011 to all shareholders of record on March 15, 2011 and three quarterly dividends of $0.04 per share on June 28, 2011, September 27, 2011, and December 27, 2011, respectively, to all shareholders of record on June 14, 2011, September 13, 2011, and December 13, 2011, respectively.  We also paid a special dividend of $1.00 per share to all of our shareholders, payable on November 22, 2011 to shareholders of record on November 17, 2011.

As of December 31, 2011, since the Offering, we have returned $642.4 million in total to shareholders of which $344.0 million was in the form of dividends and $298.4 million was through buybacks.

The following table provides information with respect to the shares of our Class A Stock we repurchased during the three months ended December 31, 2011:

			Total Number of	Maximum
	Total	Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
10/01/11 - 10/31/11	-	$-	-	582,372
11/01/11 - 11/30/11	2,500	44.51	2,500	579,872
12/01/11 - 12/31/11	6,505	44.40	6,505	573,367
Totals	9,005	$44.43	9,005

In 1999, the Board of Directors established the stock repurchase program.  Our stock repurchase program is not subject to an expiration date.

We are required to provide a comparison of the cumulative total return on our Class A Stock as of December 31, 2011 with that of a broad equity market index and either a published industry index or a peer group index selected by us.  The following chart compares the return on the Class A Stock with the return on the S&P 500 Index and an index comprised of public asset managers (“SNL Asset Manager”).  The comparison assumes that $100 was invested in the Class A Stock and in each of the named indices, including the reinvestment of dividends, on December 31, 2006.  This chart is not intended to forecast future performance of our common stock.

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2006	2007	2008	2009	2010	2011
GAMCO Investors, Inc.	100.00	183.53	76.68	141.94	157.03	145.79
SNL Asset Manager	100.00	113.83	54.10	87.76	101.02	87.38
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76

The following table shows information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2011.

	Number of Securities to be
	Issued upon Exercise of	Weighted-Average Exercise
	Outstanding Options,	Price of Outstanding Options,
Plan Category	Warrants and Rights	Warrants and Rights
Equity compensation plans approved
by security holders:
Stock options	100,900	$ 37.81
Restricted stock awards	275,600	n/a
Equity compensation plans not approved
by security holders:	-	n/a
Total	376,500

The number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column above) are 637,575.  All stock options and restricted stock awards (“RSAs”) are recommended by the Company’s Chairman, whom has never received either stock options or RSAs since the Company went public.

ITEM 6: SELECTED FINANCIAL DATA

General

The selected historical financial data presented below has been derived in part from, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and “Financial Statements and Supplementary Data” included in Item 8 of this report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Income Statement Data (in thousands) (unaudited)
Revenues
Investment advisory and incentive fees	$268,024	$231,269	$178,713	$204,293	$250,410
Institutional research services	14,288	16,600	16,715	16,129	15,729
Distribution fees and other income	44,816	32,511	22,686	24,590	26,230
Total revenues	327,128	280,380	218,114	245,012	292,369
Expenses:
Compensation costs	132,970	123,840	92,859	102,840	120,036
Management fee	12,270	12,013	9,758	4,086	14,463
Distribution costs	44,427	31,048	24,339	25,090	28,500
Other operating expenses	24,167	22,450	18,948	27,979	26,203
Total expenses	213,834	189,351	145,904	159,995	189,202

Operating income	113,294	91,029	72,210	85,017	103,167
Other income (expense), net
Net gain/(loss) from investments	5,551	24,391	25,558	(52,299)	6,147
Interest and dividend income	6,594	5,905	3,425	13,136	32,497
Interest expense	(14,997)	(11,984)	(13,290)	(9,441)	(12,040)
Total other income (expense), net	(2,852)	18,312	15,693	(48,604)	26,604
Income before income taxes	110,442	109,341	87,903	36,413	129,771
Income tax provision	40,767	39,326	31,761	12,323	49,548
Net income	69,675	70,015	56,142	24,090	80,223
Net income (loss) attributable to noncontrolling
interests	(7)	1,223	609	(776)	654
Net income attributable to GAMCO Investors,
Inc.'s shareholders	$69,682	$68,792	$55,533	$24,866	$79,569

Net income attributable to GAMCO Investors,
Inc.'s shareholders per share:
Basic	$2.62	$2.55	$2.03	$0.89	$2.83
Diluted	$2.61	$2.52	$2.02	$0.89	$2.79

Weighted average shares outstanding:
Basic	26,636	26,959	27,345	27,805	28,142
Diluted	26,724	28,348	28,214	27,841	29,129

Actual shares outstanding at December 31st (a)	26,755	27,053	27,605	27,746	28,446

Dividends declared per share:	$1.15	$5.02	$2.13	$2.02	$1.12
(a) Includes unvested RSAs of 275,600, 123,100, 360,100, 369,900 and 382,400 at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

	December 31,
	2011	2010	2009	2008	2007

Balance Sheet Data (in thousands) (unaudited)
Total assets	$756,749	$672,736	$707,809	$697,634	$757,580
Long-term obligations	268,191	163,762	204,116	204,095	152,133
Other liabilities and noncontrolling interest	81,147	119,366	60,032	48,598	98,342
Total liabilities and noncontrolling interest	349,338	283,128	264,148	252,693	250,475
Total equity	$407,411	$389,608	$443,661	$444,941	$507,105

	December 31,
	2011	2010	2009	2008	2007

Assets Under Management (unaudited)
(at year end, in millions):
Open-end Funds	$14,097	$12,868	$10,197	$7,646	$10,456
Closed-end Funds	5,799	5,471	4,609	3,792	6,341
Institutional & PWM Separate Accounts
Direct	10,879	11,031	9,338	6,883	10,732
Sub-advisory	2,600	2,637	1,897	1,585	2,584
Investment Partnerships	605	515	305	295	460
SICAV (a)	105	-	-	-	-
Total	$34,085	$32,522	$26,346	$20,201	$30,573

(a) Includes $100 million of proprietary seed capital.

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

As of December 31, 2011, we had $34.1 billion of AUM.  We conduct our investment advisory business principally through: GAMCO (Institutional and Private Wealth Management), Funds Advisor (Mutual Funds) and GSI (Investment Partnerships).  We also act as an underwriter and provide institutional research services through Gabelli & Company, a broker-dealer subsidiary, and are a distributor of our open-end mutual funds through our other broker-dealer subsidiary G.distributors.

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

Revenues from Investment Partnerships also generally include an incentive allocation on the absolute gain in a portfolio or a fee of 20% of the economic profit, as defined in the partnership agreement.  We recognize revenue only when the measurement period has been completed and when the incentive fees have been earned.  We also receive -incentive fees from certain Institutional and Private Wealth Management clients, which are based upon meeting or exceeding a specific benchmark index or indices.  These fees are recognized at the end of the stipulated contract period, which may be quarterly or annually, for the respective account.  Management fees on assets attributable to a majority of the closed-end preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period.

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

Distribution fees and other income primarily include distribution fee revenue earned in accordance with Rule 12b-1 of the Company Act, as amended, along with sales charges and underwriting fees associated with the sale of the Mutual Funds plus other revenues.  Distribution fees fluctuate based on the level of AUM and the amount and type of Mutual Funds sold directly by G.distributors or through various distribution channels.

Compensation costs include variable and fixed compensation and related expenses paid to officers, portfolio managers, sales, trading, research and all other professional staff.  Variable compensation paid to sales personnel and portfolio management generally represents 40% of revenues and is the largest component of total compensation costs.  Distribution costs include marketing, product distribution and promotion costs.  Management fee is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli or his designee for acting as CEO pursuant to his 2008 Employment Agreement so long as he is an executive of GBL and devotes the substantial majority of his working time to the business.  Other operating expenses include general and administrative operating costs and clearing charges and fees for Gabelli & Company’s brokerage operation.

Other income and expenses include net gains and losses from investments (which includes both realized and unrealized gains and losses from trading securities and equity in earnings of investments in partnerships), interest and dividend income, and interest expense.  Net gains and losses from investments are derived from our proprietary investment portfolio consisting of various public and private investments.

Net income (loss) attributable to noncontrolling interests represents the share of net income attributable to the minority stockholders, as reported on a separate company basis, of our consolidated majority-owned subsidiaries and net income attributable to third party limited partners of certain partnerships and offshore funds we consolidate.  Please refer to Notes A and D in our consolidated financial statements included elsewhere in this report.

Consolidated Statements of Financial Condition

We ended the 2011 year with approximately $674.8 million in cash and investments, which includes $15.9 million of cash and investments held by our consolidated investment partnerships.  The $674.8 million consists of $276.3 million cash and cash equivalents, primarily invested in our 100% U.S. Treasury Money Market Fund, $159.4 million invested in common stocks, $42.1 million invested in U.S. Treasury obligations, $100.9 million invested in partnerships and $1.7 million in other types of investments.  This also included approximately $94.4 million of our available for sale (“AFS”) securities, consisting of investments in The Gabelli Dividend & Income Trust, The GDL Fund, and Westwood Holdings Group and various other Gabelli and GAMCO open-end funds.

Our debt consisted of $99 million of 5.5% senior notes due May 2013, $100 million of 5.875% senior notes due June 1, 2021 and $64.1 million in zero coupon subordinated debentures (current principal amount of $86.3 million) due December 31, 2015, which were dividended to shareholders on December 31, 2010.

Equity, excluding noncontrolling interest, was $404.0 million or $15.10 per share on December 31, 2011 compared to $386.0 million or $14.27 per share on December 31, 2010.  The increase in equity from the end of 2010 was principally related to comprehensive income of $66.8 million partially offset by the declaration of dividends of $30.8 million and the purchase of treasury stock of $20.4 million during 2011.

(in millions, except per share data)	12/31/2011	12/31/2010
Stockholders' book value	$403.97	$386.03
Shares outstanding	26.75	27.05
Stockholders' book value per share	$15.10	$14.27

Our balance sheet provides us access to financial markets and the flexibility to opportunistically add operating resources to our firm and consider strategic initiatives.  We filed a shelf registration with the SEC in 2009 which, among other things, provides us opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $400 million.  On May 31, 2011, the Company issued $100 million of senior unsecured notes at par.  The notes mature June 1, 2021 and bear interest, payable semi-annually, at 5.875% per annum.  The notes were issued pursuant to the Company’s shelf registration reducing the amount for future issuances to $300 million.  The shelf is available through July 27, 2012.

Our primary goal is to use our liquid resources to opportunistically and strategically grow operating income.  While this goal is a priority, if opportunities are not present with what we consider a margin of safety, we will consider alternatives to return capital to our shareholders including stock repurchase and dividends.

Assets Under Management Highlights (unaudited)

We reported assets under management as follows (dollars in millions):

	Year Ended December 31,
	2011	2010	2009	2008	2007	2011/2010
Equities:
Open-End	$12,273	$11,252	$8,476	$6,139	$9,345	9.1%
Closed-End	5,799	5,471	4,609	3,792	6,341	6.0
Institutional & PWM direct	10,853	11,005	9,312	6,861	10,708	(1.4)
Institutional & PWM sub-advisory	2,600	2,637	1,897	1,585	2,584	(1.4)
Investment Partnerships	605	515	305	295	460	17.5
SICAV (a)	105	-	-	-	-	n/m
Total Equities	32,235	30,880	24,599	18,672	29,438	4.4
Fixed Income:
Money-Market Fund	1,824	1,616	1,721	1,507	1,111	12.9
Institutional & PWM	26	26	26	22	24	-
Total Fixed Income	1,850	1,642	1,747	1,529	1,135	12.7
Total AUM	$34,085	$32,522	$26,346	$20,201	$30,573	4.8%

Our net cash inflows or outflows by product line were as follows (in millions):

	Year Ended December 31,
(unaudited)	2011	2010	2009
Equities:
Open-End	$1,330	$1,109	$570
Closed-End	408	69	(109)
Institutional & PWM direct	164	(534)	310
Institutional & PWM sub-advisory	41	190	(183)
Investment Partnerships	77	170	(25)
SICAV (a)	105	-	-
Total Equities	2,125	1,004	563
Fixed Income:
Money-Market Fund	208	(106)	210
Institutional & PWM	-	-	4
Total Fixed Income	208	(106)	214
Total Net Cash In (Out) Flows	$2,333	$898	$777

(a)	Includes $100 million of proprietary seed capital.

Our net appreciation and depreciation by product line were as follows (in millions):

	Year Ended December 31,
(unaudited)	2011	2010	2009
Equities:
Open-End	$(309)	$1,667	$1,767
Closed-End	(80)	793	926
Institutional & PWM direct	(316)	2,227	2,141
Institutional & PWM sub-advisory	(78)	550	495
Investment Partnerships	13	40	35
SICAV	-	-	-
Total Equities	(770)	5,277	5,364
Fixed Income:
Money-Market Fund	-	1	4
Institutional & PWM	-	-	-
Total Fixed Income	-	1	4
Total Net Appreciation/(Depreciation)	$(770)	$5,278	$5,368

AUM was $34.1 billion as of December 31, 2011, 4.8% above December 31, 2010 AUM of $32.5 billion.  Equity AUM were $32.2 billion on December 31, 2011, 4.4% above the $30.9 billion on December 31, 2010.

-
Our open-end equity fund AUM were $12.3 billion on December 31, 2011, 9.1% above the $11.3 billion on December 31, 2010.  Average AUM in our open-end equity funds were 28.4% higher at $12.2 billion in 2011 versus $9.5 billion in 2010.

-
Our closed-end equity funds had AUM of $5.8 billion on December 31, 2011, 6.0% above the $5.5 billion on December 31, 2010.  Net additions to AUM, largely comprised of preferred stock and rights offerings and the launch of a new fund less shareholder distributions and dividends totaled $408 million in 2011.  Average AUM in our close-end funds were 20.4% higher at $5.9 billion in 2011 versus $4.9 billion in 2010.

-
Our Institutional and Private Wealth Management business ended the year with $13.5 billion in separately managed accounts, 0.7% lower than the $13.6 billion on December 31, 2010.  Net cash flow, which comprises new and closed accounts as well as additional investments or withdrawals, totaled $205 million in 2011.

-
AUM in The Gabelli U.S. Treasury Fund, our 100% U.S. Treasury money market fund, rose 12.9% to $1.8 billion at December 31, 2011 from $1.6 billion on December 31, 2010.  Beginning in the latter half of 2011 fees and expenses were waived or reimbursed due to the unusually low interest rate environment.  These waivers and reimbursements totaled $0.4 million during 2011.

-
We have the opportunity to earn incentive fees for certain institutional client assets, preferred issues for our closed-end funds, common shares of The GDL Fund (NYSE: GDL) and investment partnership assets. As of December 31, 2011, assets with incentive fee opportunities were $3.6 billion, 2.7% lower than the $3.7 billion on December 31, 2010.

-	Our Investment Partnerships AUM were $605 million on December 31, 2011 versus $515 million on December 31, 2010.

-	The AUM in the SICAV were $105 million, including $100 million of proprietary seed capital, at December 31, 2011.

Operating Results for the Year Ended December 31, 2011 as Compared to the Year Ended December 31, 2010

Revenues
Total revenues were $327.1 million in 2011, $46.7 million or 16.7% higher than the total revenues of $280.4 million in 2010.  The change in total revenues by revenue component was as follows (in millions):

	Year Ended December 31,		Increase (decrease)
(unaudited)	2011	2010	$	%
Investment advisory	$252.5	$204.9	$47.6	23.2%
Incentive fees	15.5	26.4	(10.9)	(41.3)
Institutional research services	14.3	16.6	(2.3)	(13.9)
Distribution fees and other income	44.8	32.5	12.3	37.8
Total revenues	$327.1	$280.4	$46.7	16.7%

Investment Advisory and Incentive Fees:  Investment advisory fees, which comprised 77.2% of total revenues in 2011, are directly influenced by the level and mix of average AUM.  Average total AUM rose 20.8% to $34.3 billion in 2011 as compared to $28.4 billion in 2010.  Average equity AUM rose 22.6% to $32.6 billion in 2011 from $26.6 billion in 2010.  Incentive fees, which comprised 4.7% of total revenues in 2011, result from our ability to either generate an absolute return in a portfolio or meet or exceed a specific benchmark index or indices and can vary significantly from one period to another.  Incentive fees were lower in 2011 as markets were largely impacted by the prevailing global economic climate.

Mutual fund revenues increased $26.6 million or 18.2%, to $172.7 million, driven by higher average AUM.  Revenue from open-end funds increased $23.1 million, or 23.9%, from the prior year as average AUM in 2011 increased $2.7 billion, or 24.1%, to $13.9 billion from the $11.2 billion in 2010.  Closed-end fund revenues increased $3.5 million, or 7.1%, to $53.1 million from the prior year.  The increase was primarily attributable to higher average AUM of $5.9 billion during 2011 as compared with $4.9 billion during 2010, and was offset by a $7.0 million decline in incentive fees on certain preferred closed-end fund AUM.  Revenue from Institutional and Private Wealth Management accounts, which are generally billed on beginning quarter AUM, increased $10.0 million, or 12.7%, principally due to higher billable AUM levels throughout the course of 2011 partially offset by a decrease of $2.6 million in incentive fees earned on certain accounts.  In 2011, average AUM in our equity Institutional and Private Wealth Management business increased $2.0 billion, or 16.8%, for the year to $13.9 billion.

Total advisory fees from Investment Partnerships were unchanged at $6.4 million in both 2011 and 2010.  Management fee revenues were $4.1 million in 2011, an increase of $1.3 million or 46.4%, from the $2.8 million in 2010 as average AUM increased $173 million, or 42.0%, to $585 million in 2011 from $412 million in 2010.  This increase was offset by a decrease of $1.3 million to $2.3 million in 2011 from $3.6 million in 2010 in incentive allocations and fees from investment partnerships, which generally represent 20% of the economic profit.

Institutional Research Services:  Institutional research services revenues in 2011 were $14.3 million, a $2.3 million or 13.9% decrease from $16.6 million in 2010 largely the result of lower trading volume.  Institutional research services revenues derived from transactions on behalf of our Mutual Funds and Institutional and Private Wealth Management clients totaled $10.7 million, or approximately 75% of total institutional research services revenues in 2011.

Distribution Fees and Other Income: Distribution fees and other income increased $12.3 million, or 37.8%, to $44.8 million in 2011 from $32.5 million in 2010.  The increase was primarily due to higher distribution fees of $39.7 million in 2011 versus $29.0 million for the prior year, principally as a result of increased average AUM in our open-end equity mutual funds of 28.4% and an increase of $1.4 million in fees from the sale of load shares of mutual funds.

Expenses
Compensation:  Total compensation costs, which are largely variable in nature, increased $9.2 million, or 7.4%, to $133.0 million in 2011 from $123.8 million in 2010.  Variable compensation costs increased $13.0 million to $96.3 million in 2011 from $83.3 million in 2010 but decreased as a percent of revenues to 29.4% in 2011 from 29.7% in 2010.  Variable compensation is driven by revenue levels which increased in 2011 from 2010.  Fixed compensation costs declined to $36.7 million in 2011 from $40.5 million in 2010.  Included in the 2010 compensation costs was a $5.8 million non-cash charge for the acceleration of the 2007 RSA grant.  Excluding this charge fixed compensation costs rose $2.0 million or 5.8%.

Management Fee:  In 2011 management fee expense increased 2.5% to $12.3 million versus $12.0 million in 2010.  Management fee expense is incentive-based and entirely variable in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli (or his designee) for acting as CEO pursuant to his 2008 Employment Agreement so long as he is an executive of GBL and devoting the substantial majority of his working time to the business.  In accordance with his 2008 Employment Agreement, Mr. Gabelli chose to allocate $0.5 million and $2.4 million of his management fee to employees of the Company in 2011 and 2010, respectively.

Distribution Costs: Distribution costs, which include marketing, promotion and distribution costs increased $13.4 million, or 43.2%, to $44.4 million in 2011 from $31.0 million in 2010.  Included in this increase was $5.6 million in one-time costs directly related to the launch of a new closed-end fund in the first quarter of 2011.  Excluding this charge, distribution costs were $7.8 million, or 25.2%, higher in 2011 driven by an increase in average open-end equity mutual funds AUM of 28.4%.

Other Operating Expenses: Our other operating expenses were $24.2 million in 2011 compared to $22.5 million in 2010.  This 7.6% increase was spread across multiple categories of expenses with no one expense making up a significant portion of the increase.

Operating Income and Margin
Operating income was $113.3 million for the year ended December 31, 2011, increasing 24.5% from $91.0 million in the prior year.    The year over year increase in operating income was primarily due to the growth in revenues which were largely attributable to the higher levels of average AUM in 2011 versus 2010.  Operating expenses grew at a slower rate benefiting from lower growth in non-variable compensation and other operating expenses and the impact of lower non-operating income on management fee.  Significant charges unique to each period included $5.6 million in distribution costs related to the launch of a new closed-end fund in 2011 and a $5.8 million charge to compensation costs in 2010 related to the acceleration of RSAs.  While these charges reduced operating income for each year their net impact on the year over year comparison of total operating income was only $0.2 million.  Operating margin was 34.6% for the year ended December 31, 2011, versus 32.5% in the prior year period.  Operating income before management fee was $125.6 million for the year ended of 2011, versus $103.0 million in the prior year.

Operating margin before management fee was 38.4% in 2011 versus 36.8% in 2010.  The reconciliation of operating income before management fee and operating margin before management fee is provided at the end of this section.

Other Income and Expense
Total other income (expense) (which represents primarily investment income from our proprietary investments), net of interest expense, was an expense of $2.9 million for the year ended December 31, 2011 compared to $18.3 million of income in 2010.  Net gain from investments was $5.6 million in 2011 as compared to $24.4 million in 2010.  Interest and dividend income was $6.6 million in 2011 compared to $5.9 million in 2010.  The increase of $0.7 million was due to an increase of $1.0 million of dividend income offset by a reduction of interest income of $0.3 million due to lower interest rates on our cash and cash equivalent holdings.

Interest expense increased $3.0 million to $15.0 million in 2011, from $12.0 million in 2010.  The increase was primarily due to the issuance of $100 million of 5.875% ten-year senior notes in May 2011 and the issuance of $86.4 million in zero coupon subordinated debentures on December 31, 2010, slightly offset by the repurchases of the $40 million 2011 Notes and the $60 million 2018 Notes during the course of 2010.

Income Taxes
The effective tax rate was 36.9% for the year ended December 31, 2011, versus 36.0% for the year ended December 31, 2010.

Noncontrolling interest
Noncontrolling interest was a slight negative of $7,000 in 2011 compared to $1.2 million of expense in 2010.  The decrease was primarily due to decreased earnings in 2011 as compared to 2010 from the partnerships and offshore funds that we consolidate.

Net Income
Net income for 2011 was $69.7 million or $2.61 per fully diluted share versus $68.8 million or $2.52 per fully diluted share for 2010.

Shareholder Compensation and Initiatives
During 2011, we returned $51.2 million of our earnings to shareholders through dividends and stock repurchases.  We returned $0.15 per share in regular quarterly cash dividends and a special dividend of $1.00 per share totaling $30.8 million to shareholders during 2011.  During 2010, we returned $139.2 million of our earnings to shareholders through dividends and stock repurchases.  We returned $1.82 per share in cash dividends through regular quarterly cash dividends and two special cash dividends of $0.90 per share and $0.80 per share, totaling $49.4 million, in 2010.  Additionally, we paid a special dividend of $59.6 million ($3.20 of principal per share or $86.4 million) to shareholders in the form of a five-year, zero coupon subordinated debenture due 2015.

Through our stock buyback program, we repurchased 450,966 and 684,003 shares in 2011 and 2010, respectively, for a total of approximately $20.4 million and $30.2 million, respectively or $45.24 and $44.15 per share, respectively.  Approximately 573,000 shares remain authorized under our stock buyback program at December 31, 2011.

Weighted average shares outstanding on a diluted basis in 2011 were 26.7 million.  During 2011, we issued 197,200 RSA shares.  RSAs affect weighted average shares for diluted earnings per share but not for basic earnings per share.  See Note H to the financial statements for details.

At December 31, 2011, we had 100,900 options outstanding to purchase our Class A Stock and 275,600 RSAs which were granted under our Stock Award and Incentive Plans (the “Plans”).  The allocation of the options and RSAs was recommended by the Company's Chairman who did not receive options or an RSA award.

Reconciliation of non-GAAP financial measures to GAAP:
	2011	2010
Revenues	$327,128	$280,380
Operating income	113,294	91,029
Add back: management fee expense	12,270	12,013
Operating income before management fee	$125,564	$103,042

Operating margin	34.6%	32.5%

Operating margin before management fee	38.4%	36.8%

Operating income before management fee expense is used by management for purposes of evaluating its business operations.  We believe this measure is useful in illustrating the operating results of the Company as management fee expense is based on pre-tax income before management fee expense, which includes non-operating items including investment gains and losses from the Company’s proprietary investment portfolio and interest expense.  We believe that an investor would find this useful in analyzing the business operations of the Company without the impact of the non-operating items such as trading and investment portfolios or interest expense.

Operating Results for the Year Ended December 31, 2010 as Compared to the Year Ended December 31, 2009

Revenues
Total revenues were $280.4 million in 2010, $62.3 million or 28.6% higher than the total revenues of $218.1 million in 2009.  The change in total revenues by revenue component was as follows (in millions):

	Year Ended December 31,		Increase (decrease)
(unaudited)	2010	2009	$	%
Investment advisory	$204.9	$156.9	$48.0	30.6%
Incentive fees	26.4	21.8	4.6	21.1
Institutional research services	16.6	16.7	(0.1)	(0.6)
Distribution fees and other income	32.5	22.7	9.8	43.2
Total revenues	$280.4	$218.1	$62.3	28.6%

Investment Advisory and Incentive Fees:  Investment advisory and incentive fees, which comprised 82.5% of total revenues in 2010, are directly influenced by the level and mix of AUM.  At December 31, 2010, AUM were $32.5 billion, a 23.4% increase from prior year-end AUM of $26.3 billion.  Our equity AUM were $30.9 billion on December 31, 2010, or 25.5% higher, than the $24.6 billion on December 31, 2009.  We experienced increases in AUM in open-end and closed-end equity funds of $3.6 billion, in Institutional and Private Wealth Management accounts of $2.4 billion and in our investment partnerships of $210 million.  Our fixed income AUM decreased 6.1% to $1.6 billion at year-end 2010 from $1.7 billion at the end of 2009.  The primary driver in this decrease were net outflows of $0.1 billion.

Mutual fund revenues increased $30.0 million or 25.8%, driven by higher average AUM.  Revenue from open-end funds increased $23.5 million or 32.2% from the prior year as average AUM in 2010 increased $2.6 billion, or 30.2%, to $11.2 billion from the $8.6 billion in 2009.  Closed-end fund revenues increased $6.5 million, or 15.1%, to $49.6 million from the prior year.  The increase was primarily attributable to higher average AUM of $4.9 billion during 2010 as compared with $4.0 billion during 2009, offset slightly by a $2.6 million decline in incentive fee revenue on The GDL Fund.  Revenue from Institutional and Private Wealth Management accounts, which are generally billed on beginning quarter AUM, increased $20.8 million, or 36.0%, principally due to higher billable AUM levels and an increase of $6.3 million in incentive fees earned on certain accounts.  In 2010, average AUM in our equity Institutional and Private Wealth Management business increased $2.7 billion or 29.4% for the year to $11.9 billion.

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

Operating Income and Margin
Operating income was $91.0 million for the year ended December 31, 2010, increasing 26.0% from the $72.2 million in the prior year.  The year over year increase in operating income was largely the result of increased revenues offset by increased compensation expense, mutual fund distribution costs and higher non-compensation operating expenses and an increase in management fee expense.  Operating margin was 32.5% for the year ended December 31, 2010, versus 33.1% in the prior year period.  Operating income before management fee was $103.0 million for the year ended of 2010, versus $82.0 million in the prior year.  Operating margin before management fee was 36.8% in 2010 versus 37.6% in 2010.  Included in the 2010 results is a charge of $5.8 million related to the acceleration of the vesting of RSAs.  The reconciliation of operating income before management fee and operating margin before management fee is provided at the end of this section.

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

Reconciliation of non-GAAP financial measures to GAAP:
	2010	2009
Revenues	$280,380	$218,114
Operating income	91,029	72,210
Add back: management fee expense	12,013	9,758
Operating income before management fee	$103,042	$81,968

Operating margin	32.5%	33.1%

Operating margin before management fee	36.8%	37.6%

Operating income before management fee expense is used by management for purposes of evaluating its business operations.  We believe this measure is useful in illustrating the operating results of the Company as management fee expense is based on pre-tax income before management fee expense, which includes non-operating items including investment gains and losses from the Company’s proprietary investment portfolio and interest expense.  We believe that an investor would find this useful in analyzing the business operations of the Company without the impact of the non-operating items such as trading and investment performance.

Liquidity and Capital Resources
Our principal assets consist of cash and cash equivalents, short-term investments, securities held for investment purposes, investments in mutual funds, and investment partnerships and offshore funds, both proprietary and external.  Cash and cash equivalents are comprised primarily of money market funds managed by GAMCO.  Although the investment partnerships and offshore funds are, for the most part, illiquid, the underlying investments of such partnerships or funds are, for the most part, liquid, and the valuations of these products reflect that underlying liquidity.

Summary cash flow data derived from our audited consolidated statements of cash flows are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows provided by (used in):
Operating activities	$36,363	$(80,030)	$131,793
Investing activities	3,982	67,186	(55,250)
Financing activities	67,896	(155,816)	(69,531)
Increase (decrease) in cash and cash equivalents	108,241	(168,660)	7,012
Effect of exchange rates on cash and cash equivalents	-	(9)	84
Net increase (decrease) in cash and cash equivalents	108,241	(168,669)	7,096
Net decrease in cash from consolidated partnerships and offshore funds	(1,502)	-	-
Cash and cash equivalents at beginning of year	169,601	338,270	331,174
Cash and cash equivalents at end of year	$276,340	$169,601	$338,270

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

At December 31, 2011, we had cash and cash equivalents of $276.3 million, an increase of $106.7 million from the prior year-end primarily due to the Company’s financing activities.  Cash and cash equivalents of $16.8 million and investments in securities of $6.2 million held by consolidated investment partnerships and offshore funds may not be readily available for the Company to access.  Total debt outstanding at December 31, 2011 was $263.1 million, consisting of $64.1 million in five year zero coupon subordinated debentures due 2015 (“Debentures”), with a face value of $86.3 million, $100 million of 5.875% senior notes due 2021 and $99 million of 5.5% senior notes due 2013.

Net cash provided by operating activities was $36.4 million for the year ended December 31, 2011.  Net income of $69.7 million and partnership distributions of $57.1 million were the most significant contributors to cash provided by operating activities in 2011.  The largest components of cash usage were additional investments in trading securities in our proprietary portfolios and contributions to partnerships.  In 2010, we had net cash used in operating activities of $80.0 million.  Net income of $70.0 million and partnership distributions of $9.7 million were the most significant contributors to cash provided by operations in 2010 while additional investments in trading securities into our proprietary portfolios and contributions to partnerships were the largest component of cash usage.

Net cash provided by investing activities of $4.0 million in 2011 is due to proceeds from sales of available for sale securities of $6.1 million and return of capital from available for sale securities of $2.3 million partially offset by $4.4 million in purchases of available for sale securities.  Net cash provided by investing activities of $67.2 million in 2010 is due to a decrease in restricted cash of $62.3 million as the collateral underlying the Cascade escrow account during 2010 was released and no longer considered restricted while during 2009 the collateral was invested in treasury bills with maturities of less than three months and considered cash equivalents.  Additionally, there were purchases of available for sale securities of $157,000, proceeds from sales of available for sale securities of $2.1 million and return of capital from available for sale securities of $3.0 million.

Net cash provided by financing activities of $67.9 million in 2011 principally resulted from the $100 million ($99.1 million net of issuance costs) issuance of 5.875% senior unsecured notes due June 2021 and net contributions of $20.1 million from redeemable non-controlling interests partially offset by $20.4 million of repurchases of our Class A Stock under the Stock Repurchase Program and $30.5 million in dividends paid.  Net cash used in financing activities of $155.8 million in 2010 principally resulted from the repayment of both the 2011 Notes and the 2018 Notes of $100.4 million, repurchase of our Class A Stock under the Stock Repurchase Program of $30.2 million and dividends paid of $50.6 million offset by contributions of $25.1 million from redeemable non-controlling interests.

Under the terms of the lease of our Rye, New York office, we are obligated to make minimum total payments of $13.0 million through December 2023.

We continue to maintain our investment grade ratings which we have received from two ratings agencies, Moody’s Investors Services and Standard and Poor’s Ratings Services.  We believe that our ability to maintain our investment grade ratings will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs.  As of December 31, 2011 we have debt outstanding of $100 million of 5.875% senior notes due June 1, 2021, $99 million of 5.5% senior notes due May 15, 2013 and $64.1 million of zero coupon subordinated debentures due December 15, 2015 (with a face value of $86.3 million).  In addition to the $261.7 million in cash and cash equivalents at December 31, 2011, we also had $421.6 million in investments in securities, investments in partnerships and receivable from brokers, net of securities sold not yet purchased and payables to brokers.

Gabelli & Company and G.distributors are registered with the SEC as broker-dealers and are regulated by FINRA.  As such, they are subject to the minimum net capital requirements promulgated by the SEC.  Gabelli & Company’s and G.distributors’ net capital exceeded these minimum requirements at December 31, 2011.  Both Gabelli & Company and G.distributors compute their net capital under the alternative method permitted by the SEC, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  As of December 31, 2011 and 2010, Gabelli & Company had net capital, as defined, of approximately $6.0 million and $11.2 million, respectively, exceeding the regulatory requirement by approximately $5.7 million and $11.0 million, respectively.  G.distributors had net capital, as defined, of approximately $2.3 million, exceeding the regulatory requirement by approximately $2.1 million.  Net capital requirements for our affiliated broker-dealers may increase in accordance with rules and regulations to the extent they engage in other business activities.

Our subsidiary, GAMCO Asset Management (UK) Limited is authorized and regulated by the FSA.  In connection with this registration, we held Own Funds of £357,000 ($552,000 at December 31, 2010) and had an Own Funds requirement of £5,000 ($7,000 at December 31, 2010).  In February 2011, GAMCO Asset Management (UK) Limited increased its permitted license with the FSA and held Own Funds of £343,000 ($530,000 at December 31, 2011) and had an Own Funds requirement of €50,000 ($65,000 at December 31, 2011).  We have consistently met or exceeded these minimum requirements.

Market Risk

Our primary market risk exposure is to changes in equity prices and interest rates.  Since approximately 95% of our AUM are equities, our financial results are subject to equity-market risk as revenues from our money management services are directly correlated to changes in the stock market and are sensitive to other stock market dynamics.  In addition, returns from our proprietary investment portfolio are exposed to interest rate and equity market risk.

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

Equity Price Risk

With respect to our proprietary investment activities, included in investments in securities of $297.5 million and $305.5 million at December 31, 2011 and 2010, respectively, were investments in United States Treasury Bills and Notes of $42.1 million and $27.3 million, respectively, mutual funds, largely invested in equity products, of $62.4 million and $66.7 million, respectively, a selection of common and preferred stocks totaling $192.6 million and $209.5 million, respectively, and other investments of approximately $0.4 million and $2.0 million, respectively.  Investments in mutual funds generally have lower market risk through the diversification of financial instruments within their portfolio.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $192.6 million and $209.5 million, invested in common and preferred stocks at December 31, 2011 and 2010, respectively, $33.3 million and $37.1 million, respectively, was related to our investment in Westwood Holdings Group Inc., and $69.2 million and $24.8 million, respectively, was invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At December 31, 2011 and 2010, the fair value of securities sold, not yet purchased was $5.5 million and $19.3 million, respectively.  Investments in partnerships and affiliates totaled $115.9 million and $82.9 million at December 31, 2011 and 2010, respectively, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.  These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of December 31, 2011.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At December 31, 2011:
Equity price sensitive investments, at fair value	$261,024	$234,922	$287,126
At December 31, 2010:
Equity price sensitive investments, at fair value	$359,699	$323,729	$395,669

The deconsolidation of Gabelli Green Long/Short Fund, L.P., on January 1, 2011, and Gabelli Associates Limited II E, on October 1, 2011, reduced investments in securities by approximately $80 million and securities sold, not yet purchased by $17 million.

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

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on December 31, 2011, cash and cash equivalent balance of $276.3 million a 1% increase in interest rates would increase our interest income by $2.8 million annually.  Given that our current return on these cash equivalent investment is approximately 0.00% annually, an analysis of a 1% decrease is not meaningful.

Commitments and Contingencies

We are obligated to make future payments under various contracts such as debt agreements and capital and operating lease agreements.  The following table sets forth our significant contractual cash obligations as of December 31, 2011 (in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter
Contractual Obligations:
5.5% Senior notes	$99,000	$-	$99,000	$-	$-	$-	$-
Interest on 5.5% senior notes	7,941	5,445	2,496	-	-	-	-
5.875% Senior notes	100,000	-	-	-	-	-	100,000
Interest on 5.875% senior notes	55,813	5,875	5,875	5,875	5,875	5,875	26,438
Zero coupon Subordinated debentures	86,299	-	-	-	86,299	-	-
Capital lease obligations	13,017	1,137	1,080	1,080	1,080	1,080	7,560
Non-cancelable operating
lease obligations	1,487	658	513	295	21	-	-
Total	$363,557	$13,115	$108,964	$7,250	$93,275	$6,955	$133,998

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

Our income from these limited partnerships consists of our share of the management fees and a 20% incentive allocation on profits earned by the limited partners.  We also receive a pro-rata return on any investment we have in the limited partnership.  We earned management fees of $3.0 million, $2.1 million and $1.5 million in 2011, 2010 and 2009, respectively, and incentive fees of $1.4 million, $2.2 million and $1.8 million in 2011, 2010 and 2009, respectively.  Our pro-rata gain on investments in these limited partnerships totaled $1.6 million, $2.1 million and $1.3 million in 2011, 2010 and 2009, respectively.

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

Investment advisory and incentive fees are directly influenced by the level and mix of AUM as fees are derived from a contractually-determined percentage of AUM for each account as well as incentive fees earned on certain accounts.  Advisory fees from the open-end mutual funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Advisory fees from Institutional and Private Wealth Management accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Management fees from investment partnerships and offshore funds are computed either monthly or quarterly, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  The Company derived approximately 82%, 83% and 82% of its total revenues from advisory and management fees, including incentive fees, for the periods ended December 31, 2011, 2010 and 2009, respectively.  These revenues vary depending upon the level of sales compared with redemptions, financial market conditions, performance and the fee structure for AUM.  Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

Revenues from investment partnerships and offshore funds also generally include an incentive allocation on the absolute gain in a portfolio or a fee of 20% of the economic profit as defined in the partnership agreement.  The incentive allocation or fee is recognized at the end of the measurement period, which is annually, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $2.3 million and $3.7 million in incentive allocations or fees receivable as of December 31, 2011 and 2010, respectively.  The Company also receives incentive fees from certain Institutional and Private Wealth Management accounts, which are based upon meeting or exceeding specific benchmark index or indices.  Incentive fees refer to fees earned when the return generated for the client exceeds the benchmark and can be earned even if the return to the client is negative as long as the return exceeds the benchmark.  These fees are recognized, for each respective account, at the end of the stipulated contract period which is both quarterly and annually and varies by account.  Receivables due for incentive fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $0.9 million and $8.4 million in incentive fees receivable as of December 31, 2011 and 2010, respectively.  Management fees on a majority of the closed-end preferred shares are received at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period, which is annually.  Receivables due for management fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $3.7 million and $8.7 million in management fees receivable on closed-end preferred shares as of December 31, 2011 and 2010, respectively.  For The GDL Fund, there is an incentive fee earned as of the end of the calendar year and varies to the extent the total return of the fund is in excess of the 90 day T-Bill Index total return.  This fee is recognized at the end of the measurement period, which is annually on a calendar year basis.  Receivables due on incentive fees relating to The GDL Fund are included in investment advisory fees receivable on the consolidated statements of financial condition and were $1.3 million and $3.3 million as of December 31, 2011 and 2010, respectively.

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

Distribution fees revenues are derived primarily from the distribution of Gabelli, GAMCO and Comstock open-end mutual funds (“Funds”) advised by a subsidiary of GBL, Funds Advisor and a subsidiary of GGCP, Teton.  Effective August 1, 2011, G.distributors distributes our open-end Funds pursuant to distribution agreements with each Fund.  Under each distribution agreement with an open-end Fund, G.distributors offers and sells such open-end Fund shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of third party distribution programs, financial intermediaries and G.distributors’  sales personnel.   G.distributors receive fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 of the Investment Company Act of 1940 (“Company Act”).   G.distributors is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back-end sales charge.  Prior to August 1, 2011, Gabelli & Company was the distributor of the Gabelli, GAMCO and Comstock open-end Funds.

Under the distribution plans, the open-end Class AAA shares of the Funds (except The Gabelli U.S. Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund) and the Class A shares of certain Funds pay G.distributors a distribution or service fee of .25% per year (except the Class A shares of the Westwood Funds which pay .50% per year, except for the GAMCO Westwood Intermediate Bond Fund which pays .35%, and the Class A shares of the Gabelli Enterprise Mergers and Acquisitions Fund which pay .45% per year) on the average daily net assets of the fund.  Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%.

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

Investments in Partnerships and Affiliates

Affiliated Entities

The Company is general partner or co-general partner of various sponsored limited partnerships and the investment manager of various sponsored offshore funds whose underlying assets consist primarily of marketable securities (the “affiliated entities”).  In accordance with the consolidation assessment models set forth in ASC 810-10 and 810-20, the Company consolidates all investments in partnerships and affiliates in which the Company has a controlling financial interest.

The Company first determines whether an entity is a variable interest entity (“VIE”).  A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the equity investors do not have the ability to make decisions about the entities’ activities or obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity or (c) the voting rights are not proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected residual returns of the entity.  The Company evaluates whether entities in which it has an interest are VIEs and whether the Company is the primary beneficiary of any VIEs identified in its analysis.  The Company is determined to be the primary beneficiary if it absorbs a majority of the VIE’s expected losses, expected residual returns, or both.  If the Company is the primary beneficiary of a VIE, it consolidates that entity.  If the Company is not the primary beneficiary, it accounts for its investment under the equity method.

In June 2009 the Financial Accounting Standards Board (“FASB”) amended the guidance on VIEs when it issued ASU 2009-17.  This guidance requires that if a decision maker has a variable interest in a VIE, the decision maker is not solely acting in a fiduciary capacity and would be required to consolidate the VIE if it has both the power to direct the most significant activities of the VIE and economic exposure that could potentially be significant to the VIE.  If the Company were to apply such guidance it would be required to consolidate most of its affiliated entities.  In February 2010, the FASB issued ASU 2010-10, which indefinitely deferred the effective date of the amendments to ASC 810-10 made by ASU 2009-17, for a reporting entity’s interest in certain entities.  Currently, interests in entities that qualify for the deferral are evaluated by applying the VIE model in ASC 810-10 (i.e., before the amendments by ASU 2009-17), while interests in entities that do not qualify for the deferral must be evaluated under the amendments in ASU 2009-17.  Because all of the entities with which the Company is involved which would have been subject to the guidance in ASU 2009-17 were determined to qualify for the FASB’s deferral of such guidance, the Company applies the guidance for VIEs that existed prior to the issuance of ASU 2009-17.

If the entity is not considered a VIE it is treated as a voting interest entity (“VOE”) and the Company applies the guidance in ASC 810-20 in determining whether the entity should be consolidated.  Under ASC 810-20, the general partner or investment manager is deemed to control the entity and therefore must consolidate it unless the unaffiliated limited partners or shareholders have the ability (a) to remove the general partner or investment manager, without cause, (b) to dissolve the entity or (c) have substantive participating rights.  If the unaffiliated limited partners or shareholders possess substantive rights, then the Company does not consolidate the entity, and the equity method of accounting is applied.  If the unaffiliated limited partners or shareholders do not have such rights, the Company consolidates the entity.

For those investments accounted for under the equity method, the Company’s share in net earnings or losses of these affiliated entities are reflected in income as earned and are included in net gain/(loss) from investments on the consolidated statements of income.  Capital contributions are recorded as an increase in investments when paid, while withdrawals and distributions received are recorded as reductions of the investments.  Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

For consolidated feeder funds (“CFFs”) that own 100% of their offshore master funds, the Company retains the feeder funds’ specialized investment company accounting (i.e., the feeder funds accounts for its investment in the master fund at fair value).

The Company records noncontrolling interests in consolidated entities for which the Company’s ownership is less than 100%.

Unaffiliated entities

We also have investments in unaffiliated partnerships, offshore funds and other entities.  The Company applies the same guidance to unaffiliated entities as it does for affiliated entities, first looking at the VIE criteria, then VOE criteria and finally applying the equity method, if applicable.  Given that we are not a general partner or investment manager in any unaffiliated entities, we do not earn any management or incentive fees and we do not have a controlling financial interest, we do not currently consolidate any unaffiliated entities.

Our balance sheet caption “investments in partnerships” includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting and certain investments in consolidated feeder funds that the Company accounts for at fair value, as described above.  The Company reflects the equity in earnings of these equity method investees and the change in fair value of the consolidated feeder funds under the caption net gain/(loss) from investments on the consolidated statements of income.

Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed.  At December 31, 2011 and 2010, goodwill recorded on the consolidated statements of financial condition relates to our 93%-owned subsidiary, GSI and the identifiable intangible asset is an investment advisory contract for the Gabelli Enterprise Mergers and Acquisition Fund.  Goodwill and identifiable intangible assets are tested for impairment at least annually on November 30th and whenever certain triggering events are met.  In assessing the recoverability of goodwill and identifiable intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets.

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

In May 2011, the FASB issued guidance on fair value measurement which expands existing disclosure requirements for fair value measurements and makes other amendments.  The guidance requires, for level 3 fair value measurements, (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.  Additionally, the guidance requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial condition but whose fair value must be disclosed and clarifies that the valuation premise and highest and best use concepts are not relevant to financial assets or liabilities.  The guidance is effective for interim and annual periods beginning after December 15, 2011.  The application of this guidance will result in enhanced footnote disclosure upon adoption on January 1, 2012.

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

In September 2011, the FASB issued guidance which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the quantitative two-step goodwill impairment model that is currently in place.  If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary.  The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment.  This guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, with early adoption allowed.  The Company early adopted this guidance that allowed for a qualitative assessment of whether it is more likely than not that an impairment has occurred.

In December 2011, the FASB issued guidance which creates new disclosure requirements about the nature of an entity’s right of offset and related arrangements associated with its financial instruments and derivative instruments.  The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required.  The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards.  The Company is currently evaluating the impact that the application of this guidance will have on its financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GAMCO Investors, Inc.
Rye, New York

We have audited the accompanying consolidated statements of financial condition of GAMCO Investors, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GAMCO Investors, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, New York
March 6, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GAMCO Investors, Inc.
Rye, New York

We have audited the internal control over financial reporting of GAMCO Investors, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 6, 2012, expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New York, New York
March 6, 2012

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Investment advisory and incentive fees	$268,024	$231,269	$178,713
Institutional research services	14,288	16,600	16,715
Distribution fees and other income	44,816	32,511	22,686
Total revenues	327,128	280,380	218,114
Expenses
Compensation	132,970	123,840	92,859
Management fee	12,270	12,013	9,758
Distribution costs	44,427	31,048	24,339
Other operating expenses	24,167	22,450	18,948
Total expenses	213,834	189,351	145,904
Operating income	113,294	91,029	72,210
Other income (expense)
Net gain from investments	5,551	24,391	25,558
Interest and dividend income	6,594	5,905	3,425
Interest expense	(14,997)	(11,984)	(13,290)
Total other income (expense), net	(2,852)	18,312	15,693
Income before income taxes	110,442	109,341	87,903
Income tax provision	40,767	39,326	31,761
Net income	69,675	70,015	56,142
Net income (loss) attributable to noncontrolling interests	(7)	1,223	609
Net income attributable to GAMCO Investors, Inc.'s shareholders	$69,682	$68,792	$55,533

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$2.62	$2.55	$2.03
Diluted	$2.61	$2.52	$2.02

Weighted average shares outstanding:
Basic	26,636	26,959	27,345
Diluted	26,724	28,348	28,214
See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	December 31,	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$276,340	$169,601
Investments in securities	297,547	305,486
Investments in partnerships	100,893	82,871
Receivable from brokers	20,913	46,621
Investment advisory fees receivable	32,156	44,660
Receivable from affiliates	5,048	3,837
Capital lease	3,133	3,394
Goodwill and identifiable intangible asset	5,358	5,358
Income tax receivable	39	325
Other assets	15,322	10,583
Total assets	$756,749	$672,736

LIABILITIES AND EQUITY

Payable to brokers	$10,770	$1,554
Income taxes payable and deferred tax liabilities	15,296	23,225
Capital lease obligation	5,072	5,182
Compensation payable	17,695	23,771
Securities sold, not yet purchased	5,488	19,299
Mandatorily redeemable noncontrolling interests	1,386	1,444
Accrued expenses and other liabilities	24,441	23,089
Sub-total	80,148	97,564

5.5% Senior notes (due May 15, 2013)	99,000	99,000
5.875% Senior notes (due June 1, 2021)	100,000	-
Zero coupon subordinated debentures, Face value: $86.3 million at December 31, 2011 and
$86.4 million at December 31, 2010 (due December 31, 2015)	64,119	59,580
Total liabilities	343,267	256,144

Redeemable noncontrolling interests	6,071	26,984

Commitments and contingencies (Note J)

Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 13,627,397 and 13,255,503
shares issued, respectively; 6,684,149 and 6,763,221 shares outstanding, respectively	13	13
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 24,000,000 shares issued
and 20,070,746 and 20,290,140 shares outstanding, respectively	20	20
Additional paid-in capital	264,409	262,108
Retained earnings	409,191	370,272
Accumulated comprehensive income	22,520	25,389
Treasury stock, at cost (6,943,248 and 6,492,282 shares, respectively)	(292,181)	(271,773)
Total GAMCO Investors, Inc. stockholders' equity	403,972	386,029
Noncontrolling interests	3,439	3,579
Total equity	407,411	389,608
Total liabilities and equity	$756,749	$672,736

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(In thousands)

		GAMCO Investors, Inc. shareholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling	Comprehensive
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests	Income
Balance at December 31, 2008	$4,788	$33	$245,973	$413,761	$14,923	$(234,537)	$444,941	$4,201	$-
Redemptions of redeemable
noncontrolling interests	(747)	-	-	-	-	-	(747)	(2,932)	-
Spin-off of subsidiary shares
to noncontrolling interests	(412)	-	-	-	-	-	(412)	-	-
Net income	414	-	-	55,533	-	-	55,947	195	56,142
Net unrealized gains on
securities available for sale,
net of income tax ($15,765)	-	-	-	-	4,112	-	4,112	-	4,112
Foreign currency translation	-	-	-	-	53	-	53	-	53
Dividends declared ($2.13 per
share)	-	-	-	(58,821)	-	-	(58,821)	-	-
Income tax effect of transaction
with shareholders	-	-	(243)	-	-	-	(243)	-	-
Stock based compensation
expense	-	-	5,085	-	-	-	5,085	-	-
Exercise of stock options
including tax benefit	-	-	776	-	-	-	776	-	-
Purchase of treasury stock	-	-	-	-	-	(7,030)	(7,030)	-	-
Balance at December 31, 2009	$4,043	$33	$251,591	$410,473	$19,088	$(241,567)	$443,661	$1,464	$60,307
Comprehensive income attributable
to noncontrolling interest									(609)
Total comprehensive income
attributable to GAMCO Investors, Inc.									$59,698

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(continued) (In thousands)

		GAMCO Investors, Inc. shareholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling	Comprehensive
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests	Income
Balance at December 31, 2009	$4,043	$33	$251,591	$410,473	$19,088	$(241,567)	$443,661	$1,464	$-
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(475)	-
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	25,137	-
Dividends paid to noncontrolling
interests	(829)	-	-	-	-	-	(829)	-	-
Net income	365	-	-	68,792	-	-	69,157	858	70,015
Net unrealized gains on
securities available for sale,
net of income tax ($3,710)	-	-	-	-	6,317	-	6,317	-	6,317
Foreign currency translation	-	-	-	-	(16)	-	(16)	-	(16)
Cash dividends declared
($1.82 per share)	-	-	-	(49,413)	-	-	(49,413)	-	-
Non-cash dividends declared
($3.20 of principal per share)	-	-	-	(59,580)	-	-	(59,580)	-	-
Stock based compensation
expense	-	-	10,585	-	-	-	10,585	-	-
Reduction of deferred tax asset
for excess of recorded RSA tax
benefit over actual tax benefit	-	-	(1,872)	-	-	-	(1,872)	-	-
Exercise of stock options
including tax benefit	-	-	1,804	-	-	-	1,804	-	-
Purchase of treasury stock	-	-	-	-	-	(30,206)	(30,206)	-	-
Balance at December 31, 2010	$3,579	$33	$262,108	$370,272	$25,389	$(271,773)	$389,608	$26,984	$76,316
Comprehensive income attributable
to noncontrolling interest									(1,223)
Total comprehensive income
attributable to GAMCO Investors, Inc.									$75,093

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(continued) (In thousands)

		GAMCO Investors, Inc. shareholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling	Comprehensive
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests	Income
Balance at December 31, 2010	$3,579	$33	$262,108	$370,272	$25,389	$(271,773)	$389,608	$26,984	$-
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(2,340)	-
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	22,418	-
Dividends paid to noncontrolling
interests	(331)	-	-	-	-	-	(331)	-	-
Deconsolidation of
Partnership	-	-	-	-	-	-	-	(40,998)	-
Gain attributable to noncontrolling
interest holders related to common
control transaction	205	-	(287)	-	-	-	(82)	-	-
Net income (loss)	(14)	-	-	69,682	-	-	69,668	7	69,675
Net unrealized losses on
securities available for sale,
net of income tax benefit ($1,690)	-	-	-	-	(2,877)	-	(2,877)	-	(2,877)
Foreign currency translation	-	-	-	-	8	-	8	-	8
Dividends declared ($1.15 per
share)	-	-	-	(30,763)	-	-	(30,763)	-	-
Stock based compensation
expense	-	-	2,588	-	-	-	2,588	-	-
Purchase of treasury stock	-	-	-	-	-	(20,408)	(20,408)	-	-
Balance at December 31, 2011	$3,439	$33	$264,409	$409,191	$22,520	$(292,181)	$407,411	$6,071	$66,806
Comprehensive loss attributable
to noncontrolling interest									7
Total comprehensive income
attributable to GAMCO Investors, Inc.									$66,813

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income	$69,675	$70,015	$56,142
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net gains from partnerships	(1,060)	(9,155)	(10,335)
Depreciation and amortization	825	700	656
Stock based compensation expense	2,588	10,585	5,085
Deferred income taxes	(1,521)	7,553	1,831
Tax benefit from exercise of stock options	-	216	168
Foreign currency translation gain/(loss)	8	(16)	53
Donated securities	167	(524)	370
Gains on sales of available for sale securities	(772)	(29)	(2,150)
Amortization of discount on convertible debt	-	52	85
Accretion of zero coupon debentures	4,572	-	-
(Gain) loss on extinguishment of debt	(2)	497	-
(Increase) decrease in assets:
Investments in trading securities	(58,286)	(132,702)	97,533
Investments in partnerships:
Contributions to partnerships	(15,483)	(20,743)	(4,351)
Distributions from partnerships	57,148	9,680	12,739
Receivable from brokers	(30,039)	(16,549)	(13,612)
Investment advisory fees receivable	12,718	(8,975)	(24,101)
Income tax receivable and deferred tax assets	286	-	14,865
Other assets	(5,659)	(2,411)	(2,121)
Increase (decrease) in liabilities:
Payable to brokers	9,216	1,159	(1,462)
Income taxes payable and deferred tax liabilities	(4,456)	1,241	-
Compensation payable	(6,076)	10,470	(1,295)
Mandatorily redeemable noncontrolling interests	(137)	(178)	226
Accrued expenses and other liabilities	2,651	(916)	1,467
Total adjustments	(33,312)	(150,045)	75,651
Net cash provided by (used in) operating activities	$36,363	$(80,030)	$131,793

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (In thousands)

	Year Ended December 31,
	2011	2010	2009
Investing activities
Purchases of available for sale securities	$(4,378)	$(157)	$(8,194)
Proceeds from sales of available for sale securities	6,054	2,097	4,329
Return of capital on available for sale securities	2,306	2,988	3,717
Decrease (increase) in restricted cash	-	62,258	(55,102)
Net cash provided by (used in) investing activities	3,982	67,186	(55,250)

Financing activities
Contributions from redeemable noncontrolling interests	22,418	25,137	-
Redemptions of redeemable noncontrolling interests	(2,340)	(475)	(2,930)
Issuance of 5.875% Senior notes due June 1, 2021	100,000	-	-
Issuance costs on the 5.875% Senior notes due June 1, 2021	(934)	-	-
Repayment of 6% Convertible note due August 14, 2011	-	(40,400)	-
Repayment of 6.5% Convertible note due October 2, 2018	-	(60,000)	-
Repurchase of Zero coupon subordinated debentures due December 31, 2015	(32)	-	-
Proceeds from exercise of stock options	-	1,588	607
Dividends paid	(30,477)	(50,631)	(59,431)
Dividends paid to noncontrolling interests	(331)	(829)	-
Purchase of subsidiary shares from noncontrolling interests	-	-	(747)
Purchase of treasury stock	(20,408)	(30,206)	(7,030)
Net cash provided by (used in) financing activities	67,896	(155,816)	(69,531)
Effect of exchange rates on cash and cash equivalents	-	(9)	84
Net increase (decrease) in cash and cash equivalents	108,241	(168,669)	7,096
Cash and cash equivalents at beginning of period	169,601	338,270	331,174
Decrease in cash from deconsolidation of partnership	(1,502)	-	-
Cash and cash equivalents at end of period	$276,340	$169,601	$338,270
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,539	$12,902	$12,890
Cash paid for taxes	$45,460	$29,870	$25,364

Non-cash activity:
- On March 20, 2009, GAMCO Investors, Inc. distributed its shares of Teton Advisors, Inc. ($300) to its shareholders which resulted in the deconsolidation of Teton, and decreases of approximately $911 of cash and cash equivalents, $199 of net liabilities and $412 of noncontrolling interests.
- On December 31, 2010, GAMCO Investors, Inc. distributed $59,580 of zero coupon subordinated debentures ($86.4 million principal amount) due December 31, 2015 as dividends.
- For 2010, the Company recorded $1,872 as a reduction to its deferred tax asset and additional paid-in capital for the excess of the recorded restricted stock award tax benefit over the actual tax benefit.
- On January 1, 2011, GAMCO Investors, Inc. was no longer deemed to have control over a certain partnership which resulted in the deconsolidation of that partnership and decreases of approximately $1,251 of cash and cash equivalents, $2,852 of net assets and $4,103 of noncontrolling interests.
- On October 1, 2011, GAMCO Investors, Inc. was no longer deemed to have control over a certain VIE which resulted in the deconsolidation of that VIE and decreases of approximately $251 of cash and cash equivalents, $36,644 of net assets and $36,895 of noncontrolling interests.
- For 2011, 2010 and 2009 the Company accrued restricted stock award dividends of $278, $626 and $1,393, respectively.

See accompanying notes.

A.  Significant Accounting Policies

Basis of Presentation

GAMCO Investors, Inc. (“GBL” or the “Company”) was incorporated in April 1998 in the state of New York, with no significant assets or liabilities and did not engage in any substantial business activities prior to the initial public offering (“Offering”) of our shares.  On February 9, 1999, we exchanged 24 million shares of our Class B Common Stock (“Class B Stock”), representing all of our then issued and outstanding common stock, with Gabelli Funds, Inc. (“GFI”) and two of its subsidiaries in consideration for substantially all of the operating assets and liabilities of GFI, relating to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business (the “Reorganization”).  GBL distributed net assets and liabilities, principally a proprietary investment portfolio, of approximately $165 million, including cash of $18 million, which was recorded for accounting purposes as a deemed distribution to GFI.  GFI, which was renamed Gabelli Group Capital Partners, Inc. in 1999, is the majority shareholder of GBL and was renamed GGCP, Inc. (“GGCP”) in 2005.  During 2010, the shares of GBL owned by GGCP were transferred to GGCP Holdings LLC, a subsidiary of GGCP.

The accompanying consolidated financial statements include the assets, liabilities and earnings of:

·	GBL; and

·
Our wholly-owned subsidiaries: Gabelli Funds, LLC (“Funds Advisor”), GAMCO Asset Management Inc. (“GAMCO”), G.distributors, LLC (“G.distributors”), GAMCO Asset Management (UK) Limited, Gabelli Arbitrage Holdings LLC, Gabelli Trading Holdings LLC, Gabelli Fixed Income, Inc. (“Fixed Income”) and its subsidiaries, GAMCO International Partners LLC, GAMCO Acquisition LLC, GAMCO Asset Management (Singapore) Pte. Ltd.;

·
Our majority-owned or majority-controlled subsidiaries: Gabelli Securities, Inc. (“GSI”) and its subsidiaries and Teton Advisors, Inc. (“Teton”) (through the date of the spin-off on March 20, 2009); and

·	Certain investment partnerships (“Investment Partnerships”) and offshore funds in which we have a direct or indirect controlling financial interest. Please see Note D included herein.

At December 31, 2011, 2010 and 2009, we owned approximately 93% of GSI.  In 2009 through the date of its spin-off, we had a 51% voting interest in Teton (42% economic interest).  The consolidated financial statements comprise the financial statements of GBL and its subsidiaries as of December 31 of each year.  The financial statements of the subsidiaries are prepared for the same reporting year as the parent company, using consistent accounting policies.  All intercompany transactions and balances have been eliminated.  Subsidiaries are fully consolidated from the date of acquisition, being the date on which GBL obtains control, and continue to be consolidated until the date that such control ceases.

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

Nature of Operations

GAMCO, Funds Advisor, Gabelli Fixed Income LLC (“Fixed Income LLC”), a wholly-owned subsidiary of Fixed Income, Teton and GSI are registered investment advisors under the Advisers Act of 1940.  Gabelli & Company, Inc. (“Gabelli & Company”), a wholly-owned subsidiary of GSI, and G.distributors are registered broker-dealers with the Securities and Exchange Commission (“SEC”) and are regulated by the Financial Industry Regulatory Authority (“FINRA”).  Gabelli & Company acts as an introducing broker, and all transactions for its customers are cleared through New York Stock Exchange (“NYSE”) member firms on a fully-disclosed basis.  Accordingly, open customer transactions are not reflected in the accompanying consolidated statements of financial condition.  Gabelli & Company is exposed to credit losses on these open positions in the event of nonperformance by its customers, pursuant to conditions of its clearing agreements with its clearing brokers.  This exposure is reduced by the clearing brokers' policy of obtaining and maintaining adequate collateral and credit of the counterparties until the open transaction is completed. Refer to Major Revenue-Generating Services and Revenue Recognition section within Note A for additional discussion of GBL's business.

Cash and Cash Equivalents

Cash equivalents primarily consist of an affiliated money market mutual fund which is highly liquid.  U.S. Treasury Bills and Notes with maturities of three months or less at the time of purchase are also considered cash equivalents.  At December 31, 2009, approximately $62.3 million of cash and cash equivalents was held in escrow to secure the $60 million convertible note.  On October 13, 2010, the Company repaid Cascade Investment LLC (“Cascade”) $60.1 million of principal and accrued but unpaid interest, and the escrow agreement relating to the 2018 Note was terminated by mutual consent between the Company and Cascade.  The remaining funds in the escrow account were no longer restricted and were returned to the Company at that time.

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

Investments in Partnerships

Affiliated Entities

The Company is general partner or co-general partner of various sponsored limited partnerships and the investment manager of various sponsored offshore funds whose underlying assets consist primarily of marketable securities (the “affiliated entities”).  In accordance with the two consolidation assessment models, the variable interest model and voting interest model applicable to partnerships, the Company consolidates all investments in partnerships and affiliates in which the Company has a controlling financial interest.

The Company first determines whether an entity is a variable interest entity (“VIE”).  A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the equity investors do not have the ability to make decisions about the entities’ activities or obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity or (c) the voting rights are not proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected residual returns of the entity.  The Company evaluates whether entities in which it has an interest are VIEs and whether the Company is the primary beneficiary of any VIEs identified in its analysis.  The Company is determined to be the primary beneficiary if it absorbs a majority of the VIE’s expected losses, expected residual returns, or both.  If the Company is the primary beneficiary of a VIE, it consolidates that entity.  If the Company is not the primary beneficiary, it accounts for its investment under the equity method.

In June 2009 the Financial Accounting Standards Board (“FASB”) amended the guidance on VIEs.  This guidance requires that if a decision maker has a variable interest in a VIE, the decision maker is not solely acting in a fiduciary capacity and would be required to consolidate the VIE if it has both the power to direct the most significant activities of the VIE and economic exposure that could potentially be significant to the VIE.  If the Company were to apply such guidance it would be required to consolidate most of its affiliated entities.  In February 2010, the FASB issued guidance, which indefinitely deferred the effective date of the amendments to the guidance on VIEs, for a reporting entity’s interest in certain entities.  Currently, interests in entities that qualify for the deferral are evaluated by applying the VIE model before the amendments, while interests in entities that do not qualify for the deferral must be evaluated under the amended guidance.  Because all of the entities with which the Company is involved which would have been subject to the amended guidance were determined to qualify for the FASB’s deferral of such guidance, the Company applies the guidance for VIEs that existed prior to the issuance of the amended guidance.

If the entity is not considered a VIE it is treated as a voting interest entity (“VOE”) and the Company applies the guidance under the voting interest model for partnerships in determining whether the entity should be consolidated.  Under this guidance, the general partner or investment manager is deemed to control the entity and therefore must consolidate it unless the unaffiliated limited partners or shareholders have the ability (a) to remove the general partner or investment manager, without cause, (b) to dissolve the entity or (c) have substantive participating rights.  If the unaffiliated limited partners or shareholders possess substantive rights, then the Company does not consolidate the entity, and the equity method of accounting is applied.  If the unaffiliated limited partners or shareholders do not have such rights, the Company consolidates the entity.

For those investments accounted for under the equity method, the Company’s share in net earnings or losses of these affiliated entities are reflected in income as earned and are included in net gain/(loss) from investments on the consolidated statements of income.  Capital contributions are recorded as an increase in investments when paid, while withdrawals and distributions received are recorded as reductions of the investments.  Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

For consolidated feeder funds (“CFFs”) that own 100% of their offshore master funds, the Company retains the feeder funds’ specialized investment company accounting (i.e., the feeder funds accounts for its investment in the master fund at fair value).

The Company records noncontrolling interests in consolidated entities for which the Company’s ownership is less than 100%.

Unaffiliated entities

We also have investments in unaffiliated partnerships, offshore funds and other entities.  The Company applies the same guidance to unaffiliated entities as it does for affiliated entities, first looking at the VIE criteria, then VOE criteria and finally applying the equity method, if applicable.  Given that we are not a general partner or investment manager in any unaffiliated entities, we do not earn any management or incentive fees and we do not have a controlling financial interest, we do not currently consolidate any unaffiliated entities.

Our balance sheet caption “investments in partnerships” includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting and certain investments in consolidated feeder funds that the Company accounts for at fair value, as described above.  The Company reflects the equity in earnings of these equity method investees and the change in fair value of the consolidated feeder funds under the caption net gain/(loss) from investments on the consolidated statements of income.

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

Investment advisory and incentive fees are directly influenced by the level and mix of assets under management (“AUM”) as fees are derived from a contractually-determined percentage of AUM for each account as well as incentive fees earned on certain accounts.  Advisory fees from the open-end mutual funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Advisory fees from Institutional and Private Wealth Management accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Management fees from investment partnerships and offshore funds are computed either monthly or quarterly, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  The Company derived approximately 82%, 83% and 82% of its total revenues from advisory and management fees, including incentive fees, for the periods ended December 31, 2011, 2010 and 2009, respectively.  These revenues vary depending upon the level of sales compared with redemptions, financial market conditions, performance and the fee structure for AUM.  Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

Revenues from investment partnerships and offshore funds also generally include an incentive allocation on the absolute gain in a portfolio or a fee of 20% of the economic profit as defined in the partnership agreement.  The incentive allocation or fee is recognized at the end of the measurement period, which is annually, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $2.3 million and $3.7 million in incentive allocations or fees receivable as of December 31, 2011 and 2010, respectively.  The Company also receives incentive fees from certain Institutional and Private Wealth Management accounts, which are based upon meeting or exceeding a specific benchmark index or indices.  Incentive fees refer to fees earned when the return generated for the client exceeds the benchmark and can be earned even if the return to the client is negative as long as the return exceeds the benchmark.  These fees are recognized, for each respective account, at the end of the stipulated contract period which is either quarterly or annually and varies by account.  Receivables due for incentive fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $0.9 million and $8.4 million in incentive fees receivable as of December 31, 2011 and 2010, respectively.  Management fees on a majority of the closed-end preferred shares are received at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period, which is annually.  Receivables due for management fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $3.7 million and $8.7 million in management fees receivable on closed-end preferred shares as of December 31, 2011 and respectively.  For The GDL Fund, there is a performance fee earned as of the end of the calendar year if the total return of the fund is in excess of the 90 day T-Bill Index total return.  This fee is recognized at the end of the measurement period, which is annually on a calendar year basis.  Receivables due on incentive fees relating to The GDL Fund are included in investment advisory fees receivable on the consolidated statements of financial condition and were $1.3 million and $3.3 million as of December 31, 2011 and 2010, respectively.

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

Distribution fees revenues are derived primarily from the distribution of Gabelli, GAMCO and Comstock open-end mutual funds (“Funds”) advised by a subsidiary of GBL, Funds Advisor and a subsidiary of GGCP, Teton.  Effective August 1, 2011, G.distributors distributes our open-end Funds pursuant to distribution agreements with each Fund.  Under each distribution agreement with an open-end Fund, G.distributors offers and sells such open-end Fund shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of third party distribution programs, financial intermediaries and G.distributors’  sales personnel.   G.distributors receive fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 (“12b-1”) of the Investment Company Act of 1940 (“Company Act”).  G.distributors is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back-end sales charge.  Prior to August 1, 2011, Gabelli & Company was the distributor of the Gabelli, GAMCO and Comstock open-end Funds.

Under the distribution plans, the open-end Class AAA shares of the Funds (except The Gabelli U.S. Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund) and the Class A shares of certain Funds pay G.distributors a distribution or service fee of .25% per year (except the Class A shares of the Westwood Funds which pay .50% per year and the Class A shares of the Gabelli Enterprise Mergers and Acquisitions Fund which pays .45% per year) on the average daily net assets of the fund.  Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%.

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

Depreciation and Amortization

Fixed assets other than leasehold improvements, with net book value of $817,000 and $869,000 at December 31, 2011 and 2010, respectively, which are included in other assets, are recorded at cost and depreciated using the straight-line method over their estimated useful lives from four to seven years.  Accumulated depreciation was $1.9 million and $1.5 million at December 31, 2011 and 2010, respectively.  Leasehold improvements, with net book value of $2.1 million and $2.0 million at December 31, 2011 and 2010, respectively, which are included in other assets, are recorded at cost and amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter.  The leased property under the capital lease is depreciated utilizing the straight-line method over the term of the lease, which expires on December 31, 2023.  The capital lease was extended on September 15, 2008 to December 31, 2023 from April 30, 2013.  For the years ended December 31, 2011, 2010 and 2009, depreciation and amortization were $825,000, $700,000 and $656,000, respectively.  We estimate that depreciation and amortization will be approximately $800,000 annually over the next three years.

Derivative Financial Instruments

The Company recognizes all derivatives as either assets or liabilities measured at fair value and are included in either investments in securities or securities sold, not yet purchased on the consolidated statements of financial condition.  From time to time, the Company will enter into hedging transactions to manage its exposure to foreign currencies and equity prices related to its proprietary investments.  During 2011, 2010 and 2009, the Company had derivative transactions which resulted in net losses of $676,000, net gains of $42,000 and net losses of $281,000, respectively.  At December 31, 2011 and 2010 we held derivative contracts on 142,000 equity shares and 403,000 equity shares, respectively, and the fair value was $24,000 and $1.0 million, respectively, and are included as investments in securities on the consolidated statements of financial condition.  These transactions are not designated as hedges for accounting purposes, and changes in fair values of these derivatives are included in net gain (loss) from investments on the consolidated statements of income and included in investments in trading securities on the consolidated statements of financial condition.

Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed.  At December 31, 2010, goodwill recorded on the consolidated statements of financial condition relates to our 93%-owned subsidiary, GSI, and the identifiable intangible asset is an investment advisory contact for the Gabelli Enterprise Mergers and Acquisition Fund.  During 2011, concurrent with the transfer of the distribution business from Gabelli & Company to G.distributors on August 1, 2011 the Company transferred $213,000 of goodwill from GSI to G.distributors, our wholly-owned subsidiary.  At December 31, 2011, goodwill recorded on the consolidated statements of financial condition relates to two reporting units, GSI and G.distributors, and the identifiable intangible asset is an investment advisory contact for the Gabelli Enterprise Mergers and Acquisition Fund.  Goodwill and identifiable intangible assets are tested for impairment at least annually on November 30th and whenever certain triggering events are met.  In assessing the recoverability of the identifiable intangible asset for 2011 and 2010, projections regarding estimated future cash flows and other factors are made to determine the fair value of the asset.

In assessing the recoverability of goodwill for our annual impairment test on November 30, 2011, we early adopted the guidance issued by FASB that allowed for a qualitative assessment of whether it was more likely than not that an impairment has occurred, and concluded that a quantitative analysis was not required.  In assessing the recoverability of goodwill for 2010 and the triggering event that occurred during 2011, projections regarding estimated future cash flows and other factors were made to determine the fair value of the reporting units.

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

Noncontrolling Interests

Noncontrolling interests that are mandatorily redeemable upon a certain date or event occurring are classified as liabilities and relates to certain shareholders of GSI who are employed by GBL, or its affiliates, who are required to sell their shares back to GSI at book value once they cease being employed by GBL, or its affiliates.  Noncontrolling interests in investment partnerships and offshore funds that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section between liabilities and equity.  All other noncontrolling interests are classified as equity and are presented within the equity section, separately from GAMCO Investors, Inc.’s portion of equity.

For the years ended December 31, 2011, 2010 and 2009, net income (loss) attributable to noncontrolling interests on the consolidated statements of income represents income attributable to certain minority stockholders of GSI and Teton (through March 20, 2009), as well as to certain limited partners of investment partnerships and offshore funds that are also consolidated.  The minority stockholders of Teton were principally employees, officers and directors of GBL.  The income/expense attributable to the noncontrolling interests classified as liabilities is included in interest expense on the consolidated statements of income.

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

Investments in Partnerships – The Company’s investments include limited partner investments in consolidated feeder funds.  The Company considers the net asset value of the master funds held by the consolidated feeder fund to be the best estimate of fair value.  Investments in private funds that are redeemable at the measurement date or within the near term, are categorized in Level 2 of the fair value hierarchy.  These funds primarily invest in long and short investments in debt and equity securities that are traded in public and over-the-counter exchanges in the United States and are generally classified as Level 1 assets or liabilities in the funds’ financial statements.  We may redeem our investments in these funds monthly with 30 days’ notice.

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

Management Fee

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli or his designee for acting as CEO pursuant to his 2008 Employment Agreement so long as he is an executive of GBL and devotes the substantial majority of his working time to the business.  In accordance with his 2008 Employment Agreement, he has allocated approximately $0.5 million, $2.4 million and $4.0 million of his management fee to certain other employees of the Company in 2011, 2010 and 2009, respectively.

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

The estimated fair value of option awards on the grant date is determined using the Black Scholes option-pricing model.  This sophisticated model utilizes a number of assumptions in arriving at its results, including the estimated life of the option, the risk free interest rate at the date of grant and the volatility of the underlying common stock.  There may be other factors, which are not considered in the Black Scholes model, which may have an effect on the value of the options as well.  The effects of changing any of the assumptions or factors employed by the Black Scholes model may result in a significantly different valuation for the options.  The total expense based on the grant date fair value, which is reduced by estimated forfeitures, is recognized over the vesting period for these awards which is 75% over three years from the date of grant and 25% over four years from date of grant.  The forfeiture rate is determined by reviewing historical forfeiture rates for previous stock-based compensation grants and is reviewed and updated quarterly, if necessary.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and receivable from brokers.  The Company maintains cash and cash equivalents primarily in the Gabelli U.S. Treasury Money Market Fund, which invests fully in instruments issued by the U.S. government, and has receivables from brokers with various brokers and financial institutions, where these balances can exceed the federally insured limit.  The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  In addition, the credit risk is further limited by virtue of the fact that no single advisory relationship provided over 10% of the total revenue of the Company during the years 2011, 2010, or 2009.  All investments in securities are held at third party brokers or custodians.

Business Segment

The Company operates in one business segment, the investment advisory and asset management business.  The Company conducts its investment advisory business principally through: GAMCO (Institutional and Private Wealth Management), Funds Advisor (Mutual Funds) and GSI (Investment Partnerships).  The Company also provides institutional research through Gabelli & Company, one of the Company’s broker-dealer subsidiaries.  The distribution of our open-end funds and underwriting of those Funds was conducted through Gabelli & Company, until July 31, 2011, and through G.distributors, our newly formed broker-dealer subsidiary, effective August 1, 2011.

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

In May 2011, the FASB issued guidance on fair value measurement which expands existing disclosure requirements for fair value measurements and makes other amendments.  The guidance requires, for level 3 fair value measurements, (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.  Additionally, the guidance requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial condition but whose fair value must be disclosed and clarifies that the valuation premise and highest and best use concepts are not relevant to financial assets or liabilities.  The guidance is effective for interim and annual periods beginning after December 15, 2011.  The application of this guidance will result in enhanced footnote disclosure upon adoption on January 1, 2012.

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

In September 2011, the FASB issued guidance which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the quantitative two-step goodwill impairment model that is currently in place.  If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary.  The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment.  This guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, with early adoption allowed.  The Company early adopted this guidance that allowed for a qualitative assessment of whether it is more likely than not that an impairment has occurred.

In December 2011, the FASB issued guidance which creates new disclosure requirements about the nature of an entity’s right of offset and related arrangements associated with its financial instruments and derivative instruments.  The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required.  The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards.  The Company is currently evaluating the impact that the application of this guidance will have on its disclosures.

B.  Investments in Securities

Investments in securities at December 31, 2011 and 2010 consisted of the following:

	2011		2010
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Trading securities:
Government obligations	$42,124	$42,126	$27,327	$27,288
Common stocks	153,294	159,314	158,455	170,374
Mutual funds	1,099	1,325	1,205	1,554
Convertible bonds	-	-	574	620
Preferred stocks	-	-	1,783	1,973
Other investments	466	399	1,559	1,350
Total trading securities	196,983	203,164	190,903	203,159

Available for sale securities:
Common stocks	16,487	33,282	16,835	37,139
Mutual funds	40,679	61,101	43,707	65,188
Total available for sale securities	57,166	94,383	60,542	102,327

Total investments in securities	$254,149	$297,547	$251,445	$305,486

Securities sold, not yet purchased at December 31, 2011 and 2010 consisted of the following:

	2011		2010
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Common stocks	$5,271	$5,415	$19,071	$19,299
Other	49	73	-	-
Total securities sold, not yet purchased	$5,320	$5,488	$19,071	$19,299

The aggregate fair value of common stock investments available for sale at December 31, 2011 and 2010 was $33.3 million and $37.1 million, respectively.  The total unrealized gains for common stock investments available for sale were $16.8 million and $20.3 million at December 31, 2011 and 2010, respectively.  There were no unrealized losses for common stock investments available for sale at December 31, 2011 or December 31, 2010.  At December 31, 2011 and 2010, the fair value of mutual fund investments available for sale with unrealized gains was $61.0 million and $65.2 million, respectively.  At December 31, 2011, the fair value of mutual fund investments available for sale with unrealized losses was $0.1 million.  At December 31, 2010 there were no unrealized losses for mutual fund investments available for sale.  The total unrealized gains for mutual fund investments available for sale were $20.5 million and $21.5 million at December 31, 2011 and 2010, respectively.  The total unrealized losses for mutual fund investments available for sale was $28,000 at December 31, 2011.

Increases in unrealized losses, net of taxes, for AFS securities for the year ended December 31, 2011 of $2.9 million have been included in equity at December 31, 2011.  Increases in unrealized gains, net of taxes, for AFS securities for the years ended December 31, 2010 and 2009 of $6.3 million and $4.1 million have been included in equity at December 31, 2010 and 2009, respectively.  Return of capital on available for sale securities were $2.3 million, $3.0 million and $3.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Proceeds from sales of investments available for sale were approximately $6.1 million, $2.1 million and $4.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.  For the years ended December 31, 2011, 2010 and 2009, gross gains on the sale of investments available for sale amounted to $772,000, $29,000 and $2.1 million, respectively, and were reclassed from other comprehensive income into the consolidated statements of income.  There were no losses on the sale of investments available for sale for the years ended December 31, 2011, 2010 and 2009.  The basis on which the cost of a security sold is determined is specific identification.

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

At December 31, 2011, there was one holding in a loss position which was not deemed to be other-than-temporarily impaired due to the length of time that it had been in a loss position and because it passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In this specific instance, the investment at December 31, 2011 was a mutual fund with diversified holdings across multiple companies and across multiple industries.  The one holding was impaired for seven consecutive months.  The value of this holding at December 31, 2011 was $0.1 million.

At December 31, 2010, there were no available for sale holdings in loss positions.

For the years ended December 31, 2010 and 2009, there were no losses on available for sale securities deemed to be other than temporary.

C.  Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of December 31, 2011 and 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2011 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2011
Cash equivalents	$260,969	$-	$-	$260,969
Investments in partnerships	-	27,122	-	27,122
Investments in securities:
AFS - Common stocks	33,282	-	-	33,282
AFS - Mutual funds	61,101	-	-	61,101
Trading - Gov't obligations	42,126	-	-	42,126
Trading - Common stocks	158,623	21	670	159,314
Trading - Mutual funds	1,325	-	-	1,325
Trading - Other	55	60	284	399
Total investments in securities	296,512	81	954	297,547
Total investments	296,512	27,203	954	324,669
Total assets at fair value	$557,481	$27,203	$954	$585,638
Liabilities
Trading - Common stocks	$5,415	$-	$-	$5,415
Trading - Other	-	73	-	73
Securities sold, not yet purchased	$5,415	$73	$-	$5,488

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2010 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2010
Cash equivalents	$167,548	$-	$-	$167,548
Investments in partnerships	-	27,690	-	27,690
Investments in securities:
AFS - Common stocks	37,139	-	-	37,139
AFS - Mutual funds	65,188	-	-	65,188
Trading - Gov't obligations	27,288	-	-	27,288
Trading - Common stocks	170,204	23	147	170,374
Trading - Mutual funds	1,554	-	-	1,554
Trading - Convertible bonds	620	-	-	620
Trading - Preferred stocks	1,973	-	-	1,973
Trading - Other	72	1,000	278	1,350
Total investments in securities	304,038	1,023	425	305,486
Total investments	304,038	28,713	425	333,176
Total assets at fair value	$471,586	$28,713	$425	$500,724
Liabilities
Trading - Common stocks	$19,299	$-	$-	$19,299
Securities sold, not yet purchased	$19,299	$-	$-	$19,299

The following tables present additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the year ended December 31, 2011 (in thousands)

		Total Realized and		(Losses)	Realized			Net
	December	Unrealized Gains or		Included in	and			Transfers
	31, 2010	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$147	$94	$-	$-	$94	$537	$(108)	$-	$670
Trading - Other	278	142	-	-	142	13	(155)	6	284
Total	$425	$236	$-	$-	$236	$550	$(263)	$6	$954

During the year ended December 31, 2011, there were no transfers between Level 1 and Level 2 holdings.  During the year ended December 31, 2011, the Company reclassed approximately $6,000 of investments from Level 1 to Level 3.  The reclassifications were due to decreased availability of market price quotations and were based on the values at the beginning of the period in which the reclass occurred.

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

D.  Investment in Partnerships, Offshore Funds and Variable Interest Entities

The Company is general partner or co-general partner of various sponsored limited partnerships and the investment manager of various sponsored offshore funds, totaling $86.9 million and $64.0 million at December 31, 2011 and 2010, respectively, whose underlying assets consist primarily of marketable securities (the “affiliated entities”).  We also have investments in unaffiliated partnerships, offshore funds and other entities of $14.0 million and $18.9 million at December 31, 2011 and 2010, respectively (the “unaffiliated entities”).  We evaluate each entity for the appropriate accounting treatment and disclosure.  Certain of the affiliated entities are consolidated, as discussed in Note A.  In addition, our balance sheet caption “investments in partnerships” includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting, as well as certain investments that the feeder funds hold that are carried at fair value, as described in Note C.  The Company reflects the equity in earnings of these equity method investees and the change in fair value of the consolidated feeder funds under the caption net gain from investments on the consolidated statements of income.

The following table highlights the number of entities that we consolidate as well as under which accounting guidance they are consolidated, including CFFs which retain their specialized investment company accounting, and partnerships and offshore funds which we consolidate as described in Note A.

Entities consolidated
	CFFs		Partnerships		Offshore Funds		Total
	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs
Entities consolidated at December 31, 2008	1	5	-	1	1	-	2	6
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	(3)	-	-	(1)	-	(1)	(3)
Entities consolidated at December 31, 2009	1	2	-	1	-	-	1	3
Additional consolidated entities	-	-	-	1	1	-	1	1
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at December 31, 2010	1	2	-	2	1	-	2	4
Additional consolidated entities	-	-	-	-	-	1	-	1
Deconsolidated entities	-	-	-	(1)	(1)	-	(1)	(1)
Entities consolidated at December 31, 2011	1	2	-	1	-	1	1	4

On January 1, 2011, upon analysis of several factors, including the additional contribution of capital from unrelated third parties into a partnership that we consolidated for the year ended and as of December 31, 2010, we determined that the Company was no longer deemed to control the partnership, resulting in the deconsolidation of this partnership, effective January 1, 2011.  The deconsolidation did not result in the recognition of any gain or loss.  The Company continues to serve as the general partner and earns fees for this role, and it also maintains an investment in the deconsolidated partnership which is included in investments in partnerships on the consolidated statements of financial condition and is accounted for under the equity method (which approximates fair value).

The following table includes the impact by line item on the consolidated statements of financial condition for each category of entity consolidated (in thousands):

	December 31, 2011
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Assets
Cash and cash equivalents	$259,531	$15,000	$1,809	$-	$276,340
Investments in securities	284,796	-	6,228	6,523	297,547
Investments in partnerships	107,981	933	(8,021)	-	100,893
Receivable from brokers	17,593	-	270	3,050	20,913
Investment advisory fees receivable	32,157	1	(2)	-	32,156
Other assets	43,889	(14,989)	-	-	28,900
Total assets	$745,947	$945	$284	$9,573	$756,749
Liabilities and equity
Securities sold, not yet purchased	$5,488	$-	$-	$-	$5,488
Accrued expenses and other liabilities	69,929	51	28	4,652	74,660
Total debt	263,119	-	-	-	263,119
Redeemable noncontrolling interests	-	894	256	4,921	6,071
Total equity	407,411	-	-	-	407,411
Total liabilities and equity	$745,947	$945	$284	$9,573	$756,749

	December 31, 2010
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Assets
Cash and cash equivalents	$167,753	$-	$1,297	$551	$169,601
Investments in securities	219,364	-	20,410	65,712	305,486
Investments in partnerships	147,801	1,069	(13,381)	(52,618)	82,871
Receivable from brokers	23,062	-	8,388	15,171	46,621
Investment advisory fees receivable	44,944	7	(149)	(142)	44,660
Other assets	23,429	10	10	48	23,497
Total assets	$626,353	$1,086	$16,575	$28,722	$672,736
Liabilities and equity
Securities sold, not yet purchased	$2,557	$-	$10,157	$6,585	$19,299
Accrued expenses and other liabilities	75,608	193	1,639	825	78,265
Total debt	158,580	-	-	-	158,580
Redeemable noncontrolling interests	-	893	4,779	21,312	26,984
Total equity	389,608	-	-	-	389,608
Total liabilities and equity	$626,353	$1,086	$16,575	$28,722	$672,736

The following table breaks out the Company’s net earnings (loss) from non consolidated entities, a component of net gain/(loss) from investments on the consolidated statements of income, management fee and incentive allocation, components of investment advisory and incentive fees on the consolidated statements of income, by type of entity (in thousands):

	2011
	Net Earnings	Management	Incentive
	(Loss)	Fees	Allocation
Feeder funds	$(58)	$114	$-
Affiliated partnerships	1,558	3,029	1,397
Affilated offshore funds	1,057	976	876
Unaffiliated entities	(929)	-	-
Total	$1,628	$4,119	$2,273

	2010
	Net Earnings	Management	Incentive
	(Loss)	Fees	Allocation
Feeder funds	$159	$97	$151
Affiliated partnerships	1,975	2,031	2,118
Affilated offshore funds	1,070	722	1,337
Unaffiliated entities	3,761	-	-
Total	$6,965	$2,850	$3,606

	2009
	Net Earnings	Management	Incentive
	(Loss)	Fees	Allocation
Feeder funds	$49	$121	$27
Affiliated partnerships	1,235	1,428	1,730
Affilated offshore funds	1,055	501	923
Unaffiliated entities	2,585	-	-
Total	$4,924	$2,050	$2,680

Variable Interest Entities

We also have sponsored a number of investment vehicles where we are the general partner or investment manager.  These vehicles are variable interest entities (“VIEs”), and we are not the primary beneficiary because we do not absorb a majority of the entities’ expected losses or expected returns.  The Company has not provided any financial or other support to these entities.  The total assets of these entities at December 31, 2011 and 2010 were $73.7 million and $13.3 million, respectively.  Our maximum exposure to loss as a result of our involvement with the VIEs is limited to the investment in one VIE and the deferred carried interest that we have in another.  On December 31, 2011, we had an investment in one of the VIE offshore funds of approximately $5.0 million which was included in investments in partnerships on the consolidated statements of financial condition.  On December 31, 2011 and 2010, we had a deferred carried interest in one of the VIE offshore funds of approximately $47,000 and $325,000, respectively, which was included in investments in partnerships on the consolidated statements of financial condition.  Additionally, as the general partner or investment manager to these VIEs the Company earns fees in relation to these roles, which given a decline in AUMs of the VIEs would result in lower fee revenues earned by the Company which would be reflected on the consolidated statement of income, consolidated statement of financial condition and consolidated statement of cash flows.

Prior to January 1, 2011, we were consolidating two VIEs since we had determined that we were the primary beneficiary of each because we had equity interests and absorbed a majority of each entity’s expected losses; therefore they were consolidated in the financial statements.  Effective October 1, 2011, we deconsolidated one of the VIEs upon analysis of several factors, including the redemption of the $49.2 million of proprietary capital from this VIE, we determined that the Company was no longer deemed to be the primary beneficiary of the VIE.  The deconsolidation did not result in the recognition of any gain or loss.  The Company has not provided any financial support to these VIEs but does continue to serve as the investment manager and earn fees for this role, and it also maintains an investment in the deconsolidated VIE, which is included in investments in partnerships on the consolidated statement of financial condition and is accounted for under the equity method (which approximates fair value).  The assets of these VIEs may only be used to satisfy obligations of the VIEs.  The following table presents the balances related to these VIEs that were included on the consolidated statements of financial condition as well as GAMCO’s net interest in these VIEs:

	December 31,	December 31,
	2011	2010
(In thousands)
Cash and cash equivalents	$15,000	$551
Investments in securities	-	65,712
Investments in partnerships	1,433	1,522
Receivable from brokers	-	15,171
Other assets	-	47
Securities sold, not yet purchased	-	(6,585)
Accrued expenses and other liabilities	(15,006)	(864)
Redeemable noncontrolling interests	(381)	(21,699)
GAMCO's net interests in consolidated VIEs	$1,046	$53,855

E.  Income Taxes

GBL and the Company’s greater than 80% owned subsidiaries file a consolidated federal income tax return.  Accordingly, the income tax provision represents the aggregate of the amounts provided for all companies.

The provision for income taxes for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	2011	2010	2009
(In thousands)
Federal:
Current	$37,293	$28,140	$27,290
Deferred	(1,417)	7,432	1,825
State and local:
Current	4,995	3,633	2,640
Deferred	(104)	121	6
Total	$40,767	$39,326	$31,761

A reconciliation of the Federal statutory income tax rate to the effective tax rate is set forth below:

	2011	2010	2009
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of Federal benefit	2.6	2.2	2.0
Other	(0.7)	(1.2)	(0.9)
Effective income tax rate	36.9%	36.0%	36.1%

Significant components of our deferred tax assets and liabilities are as follows:

	2011	2010
(In thousands)
Deferred tax assets:
Stock compensation expense	$1,620	$656
Deferred compensation	2,193	1,001
Intangible asset amortization	229	309
Capital lease obligation	718	655
Other	221	270
Total deferred tax assets	4,981	2,891
Deferred tax liabilities:
Investments in securities available for sale	(5,166)	(6,837)
Investments in securities and partnerships	(6,213)	(5,934)
Contingent deferred sales commissions	(1,050)	(760)
Total deferred tax liabilities	(12,429)	(13,531)
Net deferred tax assets (liabilities)	$(7,448)	$(10,640)

As a result of the accelerated vesting of the RSAs and in accordance with GAAP, a $1.9 million reduction to deferred tax assets was recorded in additional paid in capital for the year ended December 31, 2010 as the previously recorded deferred tax benefit for the RSA was greater than the actual tax benefit realized by the Company and the Company had a sufficient additional paid in capital pool.

As of December 31, 2011 and 2010, the total amount of gross unrecognized tax benefits was approximately $9.1 million and $8.8 million, respectively, of which recognition of $6.0 million and $5.7 million, respectively, would impact the Company’s effective tax rate.

As of December 31, 2011 and 2010, the net liability for unrecognized tax benefits was $8.3 million and $7.5 million, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2009	$8.6
Additions based on tax positions related to the current year	1.1
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(1.8)
Settlements	-
Balance at December 31, 2009	7.9
Additions based on tax positions related to the current year	1.4
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(0.4)
Settlements	(0.1)
Balance at December 31, 2010	8.8
Additions based on tax positions related to the current year	0.7
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(0.4)
Settlements	-
Balance at December 31, 2011	$9.1

The Company records penalties and interest related to tax uncertainties in income taxes.  As of December 31, 2011 and 2010, the Company had recognized gross liabilities of approximately $3.4 million and $2.6 million, respectively, related to interest and penalties.  For the years ended December 31, 2011, 2010 and 2009, the Company recorded income tax expenses related to an increase in its liability for interest and penalties of $0.6 million, $0.1 million and $0.02 million, respectively.

The Company is currently being audited by New York State for its income tax returns filed between 2001 and 2005 but does not expect that the potential assessments will be material to its results of operations.  The Company’s Federal tax returns are subject to potential future audit for 2009, 2010 and 2011.  The Company’s State income tax returns are subject to potential future audit for all years after 2005.

F. Earnings per Share

The computations of basic and diluted net income per share are as follows:

	For the Years Ending December 31,
(In thousands, except per share amounts)	2011	2010	2009
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$69,682	$68,792	$55,533
Weighted average shares outstanding	26,636	26,959	27,345
Basic net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$2.62	$2.55	$2.03

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$69,682	$68,792	$55,533
Add interest expense on certain convertible notes, net of
management fee and taxes	-	2,521	1,356
Total	$69,682	$71,313	$56,889

Weighted average share outstanding	26,636	26,959	27,345
Dilutive stock options and restricted stock awards	88	249	114
Assumed conversion of certain convertible notes	-	1,140	755
Total	26,724	28,348	28,214
Diluted net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$2.61	$2.52	$2.02

G. Debt

Debt consists of the following:

	2011	2010
(In thousands)
5.5% Senior notes	$99,000	$99,000
5.875% Senior notes	100,000	-
0% Subordinated debentures	64,119	59,580
Total	$263,119	$158,580

5.5% Senior notes

On May 15, 2003, the Company issued 10-year, $100 million senior notes.  The senior notes, due May 15, 2013, pay interest semi-annually at 5.5%.  During 2008, the Company repurchased $1 million of these notes.  There were no repurchases during 2009, 2010 or 2011.

5.875% Senior notes

On May 31, 2011, the Company issued $100 million of senior unsecured notes at par.  The net proceeds of $99.1 million will be used for working capital and general corporate purposes, which may include acquisitions.  The issuance costs of $0.9 million have been capitalized and will be amortized over the term of the debt.  The notes mature on June 1, 2021 and bear interest at 5.875% per annum, payable semi-annually on June 1 and December 1 of each year and commenced on December 1, 2011.  Upon the occurrence of a change of control triggering event, as defined in the indenture, the Company would be required to offer to repurchase the notes at 101% of their principal amount.

Zero coupon Subordinated debentures due December 31, 2015

On December 31, 2010, the Company issued $86.4 million in par value of five year zero coupon subordinated debentures due December 31, 2015 (“Debentures”) to its shareholders of record on December 15, 2010 through the declaration of a special dividend of $3.20 per share.  The Debentures have a par value of $100 and are callable at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed.  During 2011, the Company repurchased 461 Debentures, having a face value of $46,100.  The redemption was accounted for as an extinguishment of debt and resulted in a gain of $2,000 which was included in net gain/(loss) from investments on the consolidated statements of income.  The debt is being accreted to its face value using the effective rate on the date of issuance of 7.45%.  At December 31, 2011 and 2010, the debt was recorded at its accreted value of $64.1 million and $59.6 million, respectively.

The fair value of the Company’s debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  At December 31, 2011 and 2010, the fair value of the Company’s debt is estimated to be $252.7 million and $163.0 million, respectively.  The carrying value of the Company’s debt at December 31, 2011 and 2010 is $263.1 million and $158.6 million, respectively.

H.   Equity

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

During 2011, the Company issued 10,000 options at an exercise price of $45.77 having a grant date fair value of $18.66 per share.  These options vest 75% after three years and 100% after four years from the date of grant and expire after ten years.

During 2011, 2010 and 2009, the Company issued 197,200, 88,800 and 15,000 RSAs, respectively, at grant date fair values of $48.80, $40.64 and $29.06 per share, respectively.  As of December 31, 2011, there are 275,600 RSA shares outstanding that were issued at an average grant price of $45.56.  All grants of RSAs were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee of the Company's Board of Directors.  This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

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

A summary of the stock option and RSA activity for the years ended December 31, 2011 and 2010 is as follows:

	Options		RSAs
				Weighted Average
		Weighted Average		Grant Date
	Shares	Exercise Price	Shares	Fair Value

Outstanding at December 31, 2009	144,750	$34.17	360,100	$60.79
Granted	-	-	88,800	40.64
Forfeited	-	-	(10,200)	50.73
Exercised	(53,850)	29.50	(315,600)	63.50
Outstanding at December 31, 2010	90,900	36.93	123,100	40.14
Granted	10,000	45.77	197,200	48.80
Forfeited	-	-	(44,700)	44.90
Exercised / Vested	-	-	-	-
Outstanding at December 31, 2011	100,900	$37.81	275,600	$45.56

Shares available for future issuance at
December 31, 2011	637,575

At December 31, 2011 and 2010, there were exercisable outstanding stock options of 89,400 and 82,400, respectively.  The weighted average exercise price of the exercisable outstanding stock options at December 31, 2011 and 2010 was $36.69 per share and $35.77 per share, respectively.

The table below represents for various prices, the weighted average characteristics of outstanding employee stock options at December 31, 2011.

Exercise	Options	Weighted average remaining	Options currently	Exercise price of options
price	outstanding	contractual life	exercisable	currently exercisable
$28.95	34,900	1.17	34,900	$28.95
39.55	10,000	4.33	10,000	39.55
39.65	20,000	2.42	20,000	39.65
39.90	10,000	5.08	10,000	39.90
44.90	10,000	3.83	10,000	44.90
45.77	10,000	9.08	-	45.77
$51.74	6,000	6.33	4,500	$51.74

The weighted average estimated fair value of the options granted at their grant date using the Black-Scholes option-pricing model was as follows:

	2011	2010 (a)	2009 (a)

Weighted average fair value of options granted:	$ 18.66	N/A	N/A

Assumptions made:
Expected volatility	49%	N/A	N/A
Risk free interest rate	0.15%	N/A	N/A
Expected life	5 years	N/A	N/A
Dividend yield	0.26%	N/A	N/A
(a) The Company did not grant any options in 2010 or 2009.

The expected volatility reflects the volatility of GBL stock over a period of approximately four years, prior to each respective grant date, based on month-end prices.  The expected life reflected an estimate of the length of time the employees are expected to hold the options, including the vesting period, and is based, in part, on actual experience with other grants.  The dividend yield for the grants reflected the assumption of a $0.03 per share quarterly dividend.  The weighted average remaining contractual life of the outstanding options at December 31, 2011 was 3.47 years.

The total compensation costs related to non-vested awards not yet recognized is approximately $11.5 million as of December 31, 2011.  This will be recognized as expense in the following periods:

2012	2013	2014	2015	2016
$3,481,000	$3,328,000	$2,389,000	$1,754,000	$559,000

For the years ended December 31, 2011, 2010 and 2009, the Company recorded approximately $2.6 million, $10.6 million and $5.1 million, respectively, in stock based compensation expense which resulted in the recognition of tax benefits of approximately $843,000, $3.6 million and $1.9 million, respectively.  The $10.6 million for the year ended December 31, 2010 is net of a $0.5 million reversal of expense recorded for the forfeiture of a single grant and includes $5.5 million in stock compensation expense as a result of the acceleration of the 70% tranche of the RSAs granted in 2007.  There were no comparable reversals or acceleration in the years ended December 31, 2011 and 2009.

There were no stock options exercised for the year ended December 31, 2011.  For the years ended December 31, 2010 and 2009, the Company received approximately $1.6 million and $608,000, respectively, from the exercise of stock options which resulted in tax benefits of $216,000 and $168,000, respectively.

Stock Repurchase Program

In 1999, the Board of Directors established the Stock Repurchase Program through which the Company has been authorized to purchase up to $9 million of Class A Stock.  During 2010, the Board of Directors authorized additional repurchases of 500,000 shares in May.  In May 2011, the Board of Directors authorized an additional 500,000 shares.  In 2011, 2010 and 2009, we repurchased 450,966 shares, 684,003 shares and 156,500 shares, respectively, at an average price of $45.24 per share, $44.15 per share and $44.91 per share, respectively.  There remain 573,367 shares available under this program at December 31, 2011.  Under the program, the Company has repurchased 7,344,052 shares at an average price of $40.63 per share and an aggregate cost of $298.4 million through December 31, 2011.

Dividends

During 2011, the Company paid dividends of $1.15 per share to class A and class B shareholders totaling $30.8 million.  During 2010, the Company paid cash dividends of $1.82 per share to class A and class B shareholders totaling $49.4 million and paid $3.20 of principal value per share in the form of a five-year, zero coupon subordinated debenture due December 31, 2015.  For dividend accounting purposes the debenture was valued at $2.21 per share.  During 2009, the Company paid dividends of $2.13 per share to class A and class B shareholders totaling $58.8 million, including the Teton distribution of approximately $0.01.  Under the terms of the RSA agreements, we accrue dividends, less estimated forfeitures, for RSA grantees from the date of grant but these dividends are held for grantees who are not entitled to receive dividends until their awards vest and only if they are still employed by the Company at those dates. As of December 31, 2011 and 2010, dividends accrued on RSAs not yet vested were approximately $452,000 and $174,000, respectively.

Shelf Registration

In August 2009, the SEC declared effective the Company’s $400 million “shelf” registration statement on Form S-3.  The $100 million 5.875% senior notes were issued pursuant to this shelf, leaving the Company the flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount of $300 million.

I. Capital Lease

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

The lease has been accounted for as a capital lease as it transfers substantially all the benefits and risks of ownership to GBL.  The Company has recorded the leased property as an asset and a capital lease obligation for the present value of the obligation of the leased property.  The leased property is amortized over the fifteen-year lease term on a straight-line basis. The capital lease obligation is amortized over the same term using the interest method of accounting.  Capital lease improvements are amortized from the date of expenditure through the end of the lease term or the useful life, whichever is shorter, on a straight-line basis.  The lease provides that all operating expenses relating to the property (such as property taxes, utilities and maintenance) are to be paid by the lessee, GBL.  These are recognized as expenses in the periods in which they are incurred.  Accumulated amortization on the leased property was approximately $3.5 million and $3.3 million at December 31, 2011 and 2010, respectively.

Future minimum lease payments for this capitalized lease at December 31, 2011 are as follows:

(In thousands)
2012	$1,137
2013	1,080
2014	1,080
2015	1,080
2016	1,080
Thereafter	7,560
Total minimum obligations	13,017
Interest	7,942
Present value of net obligations	$5,075

Lease payments under this agreement amounted to approximately $1.1 million for each of the years ended December 31, 2011, 2010 and 2009, respectively.  The capital lease contains an escalation clause tied to the change in the New York Metropolitan Area Consumer Price Index which may cause the future minimum payments to exceed $1,080,000 annually.  Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $1.4 million due over the next twelve years, which are due from affiliated entities.  Total minimum obligations exclude the operating expenses to be borne by the Company, which are estimated to be approximately $800,000 per year.

J.  Commitments and Contingencies

We rent office space under leases which expire at various dates through January 2015.  Future minimum lease commitments under these operating leases as of December 31, 2011 are as follows:

(In thousands)
2012	$658
2013	513
2014	295
2015	21
2016	-
Total	$1,487

Equipment rentals and occupancy expense amounted to approximately $2.6 million, $2.6 million and $2.5 million, respectively, for the years ended December 31, 2011, 2010 and 2009.

K.  Related Party Transactions

The following is a summary of certain related party transactions.

GGCP Holdings LLC owns a majority of our Class B Stock, representing approximately 95% of the combined voting power and 73% of the outstanding shares of our common stock at December 31, 2011.

Capital Lease

We lease an approximately 60,000 square foot building located at 401 Theodore Fremd Avenue, Rye, New York as our headquarters (the “Building”) from an entity controlled by members of the Chairman’s family.  Under the lease for the Building, which expires on December 31, 2023, we are responsible for all operating expenses, costs of electricity and other utilities and taxes.  For 2011, the rent was $1,103,567 or $18.39 per square foot, and will increase to $1,137,450, or $18.96 per square foot, for the period January 1, 2012 through December 31, 2012.  For 2010 and 2009, the rent was $1,088,907, or $18.15 per square foot, and $1,080,000, or $18.00 per square foot, respectively.

We sub-lease approximately 3,300 square feet in the Building to LICT Corporation, a company for which Mr. Gabelli serves as Chairman and CEO, which pays rent at the rate of $28 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses.  The total amounts paid in 2011, 2010, and 2009 for rent and other expenses under this lease were $119,025, $112,087, and $113,730, respectively.  Concurrent with the extension of the lease on the Building, we and LICT Corporation further agreed to extend the term of the sub-lease until December 2023 on the same terms and conditions.  As of July 1, 2008, we also sub-lease approximately 1,600 square feet in the Building to Teton.  Teton pays rent at the rate of $37.75 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses.  The total amount paid in 2011, 2010 and 2009 for rent and other expenses under this lease were $69,330, $66,911 and $66,911, respectively, and were recorded in other operating expenses as a credit on the consolidated statements of income.

Investment Advisory Services

GAMCO has entered into agreements to provide advisory and administrative services to MJG Associates, Inc., which is wholly-owned by Mr. Gabelli, with respect to the private investment funds managed by them.  Pursuant to such agreements, MJG Associates, Inc. paid GAMCO $10,000 (excluding reimbursement of expenses) for each of the years 2011, 2010, and 2009.  For 2011, 2010 and 2009, Manhattan Partners I, L.P. and Manhattan Partners II, L.P., investment partnerships for which John Gabelli Inc., an entity owned by John Gabelli, a brother of our Chairman, is the general partner, paid GAMCO investment advisory fees in the amount of $19,608, $19,870 and $24,242, respectively, and Manhattan Partners I, L.P. paid management fees in the amount of $10,665, $9,974 and $9,002, respectively, to the general partners of Gemini Global Partners, L.P.  In addition, an entity that Mr. John Gabelli’s wife is the sole shareholder of is the co-general partner of S.W.A.N. Partners, LP (“S.W.A.N.”).  S.W.A.N. paid GAMCO investment advisory fees in the amount of $36,466, $30,826 and $26,929 for 2011, 2010 and 2009, respectively, and is included in investment advisory and incentive fees on the consolidated statements of income.

Gabelli Securities International Limited (“GS International”) was formed in 1994 to provide management and investment advisory services to offshore funds and accounts.  Mr. Marc Gabelli, who had various responsibilities within several of our subsidiaries and is the son of our Chairman, owns 55% of GS International and GSI owns the remaining 45%.  In 1994, Gabelli International Gold Fund Limited (“GIGFL”), an offshore investment company investing primarily in securities of issuers with gold-related activities, was formed and GS International entered into an agreement to provide management services to GIGFL.  GSI in turn entered into an agreement with GS International to provide investment advisory services to GIGFL in return for receiving all investment management fees paid by GIGFL.  Pursuant to such agreement, GSI received investment management fees of $32,203 and no incentive fees for 2011.  Comparable amounts for 2010 were $50,337 and $267,238, respectively, and for 2009 they were $39,326 and $0, respectively.  As of December 31, 2011 and 2010, there were $8,335 and $1,701, respectively, payable to GIGFL included in accrued expenses and other liabilities on the consolidated statements of financial condition relating to management fees.  At December 31, 2010, there was $267,238 receivable from GIGFL included in investment advisory fees receivable on the consolidated statements of financial condition.

In April 1999, Gabelli Global Partners, Ltd. (“GGP Ltd.”), an offshore investment fund, was incorporated.  GS International and Gemini Capital Management, LLC (“Gemini”), an entity owned by Mr. Marc Gabelli, were engaged by GGP Ltd. as investment advisors as of July 1, 1999.  GGP Ltd. paid half of the management fees for 2011 in the amount of $45,668 to GS International.  There was no incentive fee earned in 2011.  GS International in turn paid GSI $20,551 in management fees.  For 2011, Gemini received half of the management fees paid by GGP Ltd. in the amount of $45,668.  GGP Ltd. paid half of the management fees and incentive fees for 2010 in the amounts of $45,928 and $61,808, respectively, to GS International.  GS International in turn paid GSI $15,680 and $28,197 in management and incentive fees, respectively.  For 2010, Gemini received half of the management fees and incentive fees paid by GGP Ltd. in the amounts of $45,928 and $61,808, respectively.   For 2009 there was no incentive fee paid.  For 2009, the fund paid half of the management fees in the amounts of $42,628 to GS International, with equal amounts being received by Gemini.  For 2009 there was no incentive fee paid.  As of December 31, 2011 and 2010, there were $69,426 and $15,680, respectively, receivable from GGP Ltd. included in investment advisory fees receivable on the consolidated statements of financial condition.

In April 1999, GSI formed Gabelli Global Partners, L.P., an investment limited partnership for which GSI and Gemini are the general partners.  In March 2002, Gabelli Global Partners, L.P. changed its name to Gemini Global Partners, L.P.  Gemini and GSI each received half of the management fee paid by the partnership to the general partners in the amount of $88,904 for 2011.  There was no incentive fee earned in 2011.  Comparable amounts for 2010 were $81,735 and $74,429, respectively, and comparable amounts for 2009 were $78,459 and $27,025, respectively.  As of December 31, 2011 and 2010, there were $151,092 and $62,188, respectively, receivable from Gemini Global Partners, L.P. included in investment advisory fees receivable on the consolidated statements of financial condition.

We serve as the investment advisor for the Funds and earn advisory fees based on predetermined percentages of the average net assets of the Funds.  In addition, G.distributors has entered into distribution agreements with each of the Funds.  As principal distributor, G.distributors incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a distribution fee from the Funds or reimbursement from the investment advisor.  Gabelli & Company earns a majority of its commission revenue from transactions executed on behalf of clients of affiliated companies.  Advisory and distribution fees receivable from the Funds were approximately $22.8 million and $28.2 million at December 31, 2011 and 2010, respectively.  GBL earned approximately $1.4 million, $1.6 million and $1.8 million in 2011, 2010 and 2009, respectively, in advisory fee revenues and approximately $15,000, $16,000 and $12,000 in 2011, 2010 and 2009, respectively, in distribution fees from our proprietary investments in the Funds which are included in investment advisory and incentive fees and distribution fees and other income, respectively, on the consolidated statements of income.

Investments in Securities

At December 31, 2011 and 2010, approximately $93 million and $90 million, respectively, of our proprietary investment portfolio were managed by our analysts or portfolio managers other than Mr. Gabelli.  The individuals managing these accounts receive 20% of the net profits, if any, earned on the accounts; however, some of the analysts are required to meet a hurdle rate of 5% before earning this 20% payout.  In August 2006, a son of the Chairman was given responsibility for managing a proprietary investment account on which he would be paid, on an annual basis, 20% of any net profits earned on the account for the year.  The account was initially funded with approximately $40 million during 2006.  During 2009, $20 million was transferred from this account back to the firm’s proprietary account and is no longer subject to the 20% payout.  For 2010, he was paid approximately $174,000 for managing this account.  For 2011 and 2009, there were no payouts for managing this account.  At December 31, 2011, there existed a high water mark of $1.7 million.

We had an aggregate investment in the Funds of approximately $320.1 million and $217.3 million at December 31, 2011 and 2010, respectively, of which approximately $259.0 million and $152.1 million was invested in an affiliated money market mutual fund, included in cash and cash equivalents, at December 31, 2011 and 2010, respectively.  GBL earned approximately $45,000, $189,000, and $873,000 in 2011, 2010 and 2009, respectively, in dividend income from our investment in our money market mutual fund. Distributions from investments in our equity Funds, which are included within interest and dividend income on the consolidated statements of income, were approximately $2.2 million, $1.2 million and $653,000, in 2011, 2010 and 2009, respectively.

Investments in Partnerships

We had an aggregate investment in affiliated partnerships and offshore funds of approximately $93.9 million and $128.9 million at December 31, 2011 and 2010, respectively.

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

On February 6, 2008, as noted above in Note A, Mr. Gabelli’s employment agreement was amended and restated as the 2008 Employment Agreement which was approved by the GBL shareholders on November 30, 2007 and re-approved on May 6, 2011 and which limits his activities outside of GBL.  The 2008 Employment Agreement amended Mr. Gabelli’s employment agreement primarily by (i) eliminating outdated provisions, clarifying certain language and reflecting our name change, (ii) revising the term of the employment agreement from an indefinite term to automatically renewed one-year periods in perpetuity following the initial three-year term unless either party gives 90 days written notice prior to the expiration of the annual term following the initial three-year term, (iii) allowing for services to be performed for former subsidiaries that are spun off to shareholders or otherwise cease to be subsidiaries in similar transactions, (iv) allowing new investors in the permitted outside accounts if all of the performance fees, less expenses, generated by assets attributable to such investors are paid to us, (v) allowing for the management fee to be paid directly to Mr. Gabelli or to an entity designated by him, and (vi) adding certain language to ensure that the 2008 Employment Agreement is construed to avoid the imposition of any tax pursuant to Section 409A of the Code.

Consistent with the firm’s practice since its inception in 1977, Mr. Gabelli will also continue receiving a percentage of revenues or net operating contribution, which are substantially derived from AUM, as compensation relating to or generated by the following activities: (i) managing or overseeing the management of various investment companies and partnerships, (ii) attracting mutual fund shareholders, (iii) attracting and managing Institutional and Private Wealth Management clients, and (iv) otherwise generating revenues for the company. Such payments are made in a manner and at rates as agreed to from time to time by GAMCO, which rates have been and generally will be the same as those received by other professionals at GAMCO performing similar services. With respect to our Institutional and Private Wealth Management and mutual fund advisory business, we pay out up to 40% of the revenues or net operating contribution to the portfolio managers and marketing staff who introduce, service or generate such business, with payments involving the Institutional and Private Wealth Management accounts being typically based on revenues and payments involving the mutual funds being typically based on net operating contribution.

Mr. Gabelli has agreed that while he is employed by us he will not provide investment management services outside of GAMCO, except for certain permitted accounts.  The 2008 Employment Agreement may not be amended without the approval of the Compensation Committee and Mr. Gabelli.

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

Other

On May 31, 2006, we entered into an Exchange and Standstill Agreement with Frederick J. Mancheski, a significant shareholder, pursuant to which, among other things, he agreed to exchange his 2,071,635 shares of Class B Stock for an equal number of shares of Class A Stock.  The standstill expires on May 31, 2016.  Under the terms of the standstill agreement, Mr. Mancheski agreed to, among other things, vote his shares in favor of the nominees and positions advocated by the board of directors.

For 2011, 2010, and 2009, we incurred variable costs of $586,000, $324,000, and $300,000, respectively, for actual usage (but not the fixed costs) relating to our use of aircraft in which GGCP owns the fractional interests.

As required by our Code of Ethics, our staff members are required to maintain their brokerage accounts at Gabelli & Company unless they receive permission to maintain an outside account.  Gabelli & Company offers its entire staff the opportunity to engage in brokerage transactions at discounted commission rates.  Accordingly, many of our staff members, including the executive officers or entities controlled by them, have brokerage accounts at Gabelli & Company and have engaged in securities transactions at discounted rates.

Gabelli & Company also participates in syndicated underwriting activities, some of which involve the issuance of preferred or common shares of Gabelli closed-end funds.  During 2011, Gabelli & Company participated as agent in the secondary offerings of The GAMCO Global Gold, Natural Resources & Income Trust by Gabelli.  During 2010, Gabelli & Company acted as agent in the secondary offerings of The GAMCO Global Gold, Natural Resources & Income Trust by Gabelli.  During 2009, Gabelli & Company acted as the dealer manager for The GDL Fund’s Series A Cumulative Callable Preferred Share Rights Offering and as agent in the secondary offerings of The GAMCO Global Gold, Natural Resources & Income Trust by Gabelli.  During 2011, 2010 and 2009 there were $3.2 million, $3.8 million and $4.1 million, respectively, included in institutional research services on the consolidated statements of income.

GBL and Teton entered into a transitional administrative and management service agreement in connection with the spin-off of Teton from GBL that formalized certain arrangements.  Effective January 1, 2011, Teton and GBL renegotiated the terms of the sub-administration agreement from a flat .20% on the average net assets of the mutual funds managed by Teton to .20% on the first $370 million in average net assets, .12% on the next $630 million in average net assets and .10% on average net assets in excess of $1 billion, as compensation for providing mutual fund administration services and $15,000 per month for various administrative services.  Prior to the spin-off these fees were eliminated.  During 2011, 2010 and 2009, there was $1.5 million, $1.2 million and $886,000, respectively, included in distribution fees and other income on the consolidated statements of income.

L.  Financial Requirements

As registered broker-dealers, Gabelli & Company and G.distributors are subject to the Uniform Net Capital Rule 15c3-1 (the “Rule”) of the SEC.  Gabelli & Company and G.distributors compute their net capital under the alternative method permitted by the Rule which requires minimum net capital of $250,000.  The Companies met or exceeded this requirement at December 31, 2011.

Our subsidiary, GAMCO Asset Management (UK) Limited is authorized and regulated by the Financial Services Authority (“FSA”).  In connection with this registration, we held Own Funds of £357,000 ($552,000 at December 31, 2010) and had an Own Funds requirement of £5,000 ($7,000 at December 31, 2010).  In February 2011, GAMCO Asset Management (UK) Limited increased its permitted license with the FSA and held Own Funds of £343,000 ($530,000 at December 31, 2011) and had an Own Funds requirement of €50,000 ($65,000 at December 31, 2011).  We have consistently met or exceeded these minimum requirements.

M.  Administration Fees

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

N.  Profit Sharing Plan and Incentive Savings Plan

The Company has a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all employees.  Company contributions to the plans are determined annually by the Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code.  The Company accrued contributions of approximately $13,000, $67,000 and $79,000 to the plans for the years ended December 31, 2011, 2010 and 2009, respectively.

O. Goodwill and Identifiable Intangible Asset

At December 31, 2010, $3.5 million of goodwill is reflected on the consolidated statements of financial condition related to a 93%-owned subsidiary, GSI.  During 2011, in connection with the transfer of the distribution business from Gabelli & Company, a wholly-owned subsidiary of GSI, to G.distributors, a wholly-owned subsidiary of GBL, $213,000 of the goodwill was also transferred.  An impairment analysis was performed in conjunction with this transfer and the goodwill was not deemed to be impaired and no impairment charge was recorded.  At December 31, 2011, $3.5 million of goodwill is reflected on the consolidated statements of financial condition with $3.3 million related to GSI and $0.2 million related to G.distributors.  The Company early adopted the guidance issued by the FASB that allowed for a qualitative assessment of whether it is more likely than not that an impairment has occurred.  At November 30, 2011 and November 30, 2010, management conducted its annual assessments of the recoverability of goodwill and determined that there was no impairment of goodwill on GBL’s consolidated financial statements.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the consolidated statements of financial condition at both December 31, 2011 and 2010.  The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2013.

P.  Other Matters

From time to time, the Company is named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  The Company cannot predict the ultimate outcome of such matters.  The consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and, if material, makes the necessary disclosures.  Such amounts, both those that are probable and those that are reasonably possible, are not considered material to the Company’s financial condition, operations or cash flows.

The investment management industry is likely to continue facing a high level of regulatory scrutiny and become subject to additional rules designed to increase disclosure, tighten controls and reduce potential conflicts of interest.  In addition, the SEC has substantially increased its use of focused inquiries which request information from a number of fund complexes regarding particular practices or provisions of the securities laws.  The Company participates in some of these inquiries in the normal course of our business.  Changes in laws, regulations and administrative practices by regulatory authorities, and the associated compliance costs, have increased our cost structure and could in the future have a material impact.

The Company indemnifies the clearing brokers of Gabelli & Company for losses they may sustain from the customer accounts that trade on margin introduced by our broker-dealer subsidiary.  At December 31, 2011, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements, and believes the likelihood of a claim being made is remote.  The Company’s estimate of the value of such agreements is de minimis, and therefore an accrual has not been made on the consolidated financial statements.

Q.  Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2011 and 2010 is presented below.

	2011
	1st	2nd	3rd	4th	Total
(In thousands, except per share data)
Revenues	$76,905	$85,081	$80,151	$84,991	$327,128
Operating income	20,760	30,497	30,661	31,376	113,294
Net income attributable to GAMCO
Investors, Inc.'s shareholders	17,643	20,647	7,699	23,693	69,682
Net income attributable to GAMCO
Investors, Inc.'s shareholders per share:
Basic	0.66	0.77	0.29	0.89	2.62
Diluted	$0.65	$0.77	$0.29	$0.89	$2.61

	2010
	1st	2nd	3rd	4th	Total

Revenues	$59,998	$62,499	$62,443	$95,440	$280,380
Operating income	19,370	22,580	19,509	29,570	91,029
Net income attributable to GAMCO
Investors, Inc.'s shareholders	13,726	8,049	20,106	26,911	68,792
Net income attributable to GAMCO
Investors, Inc.'s shareholders per share:
Basic	0.50	0.30	0.75	1.00	2.55
Diluted	$0.50	$0.30	$0.73	$0.99	$2.52

R.  Subsequent Events

On January 3, 2012, the Company issued 105,300 RSAs to its professional staff for which the fair value was $43.49 per share.  The RSAs will vest 30% over three years from the date of grant and 70% over five years from the date of grant.  The Company expects that the additional annual expense related to this grant will be $0.9 million for the years 2012 through 2014 and $0.5 million for the years 2015 through 2016.

On February 7, 2012, the Board of Directors declared a regular quarterly dividend of $0.04 per share to all of its shareholders, payable on March 27, 2012 to shareholders of record on March 13, 2012.

From January 1, 2012 to March 6, 2012, the Company repurchased 18,657 shares at $46.92 per share.  This brings the remaining authorization under the stock repurchase program to 554,710 shares at March 6, 2012.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be timely disclosed, is recorded, processed, summarized, and reported to management within the time periods specified in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

GBL's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Management, with the participation of the principal executive officer and under the supervision of the principal financial officer, of the Company conducted an evaluation of the effectiveness of GBL's internal control over financial reporting as of December 31, 2010, as required by Rule 13a-15(c) of the Exchange Act.  There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives.  In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, management concluded that, as of December 31, 2011, the Company maintained effective internal control over financial reporting.  The independent registered public accounting firm that audited the consolidated financial statements included in the annual report containing the disclosure required by this Item has issued an attestation report on the Company's internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors and Executive Officers of GBL and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the our definitive proxy statement for our 2012 Annual Meeting of Shareholders (the “Proxy Statement”).

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

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2011 Annual Meeting, GBL also submitted to the New York Stock Exchange (“NYSE”) a certification by our Chief Executive Officer that he is not aware of any violations by GBL of the NYSE corporate governance listing standards as of the date of the certification.

ITEM 11: EXECUTIVE COMPENSATION

Information required by Item 11 is included in our Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is included in our Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is included in our Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

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

4.2
Indenture, dated as of December 31, 2010, between the Company and Computershare Trust Company, N.A., as Trustee (includes form of 0% Subordinated Debenture due 2015).  (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated January 6, 2011 filed with the Securities and Exchange Commission on January 6, 2011).

4.3 10.1
Second Supplemental Indenture, dated May 31, 2011, between the Company and The Bank of New York Mellon, as Trustee (includes form of 5.875% Senior Notes due 2021).  (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated May 25, 2011 filed with the Securities and Exchange Commission on May 31, 2011).

Tax Indemnification Agreement between the Company and GFI.  (Incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on February 10, 1999).

10.2
GAMCO Investors, Inc. 1999 Stock Award and Incentive Plan  (Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on February 10, 1999). *

10.3
GAMCO Investors, Inc. 1999 Annual Performance Incentive Plan  (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on February 10, 1999). *

10.4
GAMCO Investors, Inc. 2002 Stock Award and Incentive Plan (Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2002). *

10.5
Employment Agreement between the Company and Mario J. Gabelli (Incorporated by reference to Exhibit 10.1 to Company's Report on Form 8-K dated February 7, 2008 filed with the Securities and Exchange Commission on February 7, 2008). *

10.6
Exchange and Standstill Agreement, dated May 31, 2006, between the Company and Frederick J. Mancheski (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 8, 2006).

10.7

Registration Rights Agreement, dated May 31, 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 8, 2006).

12.1	Computation of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (included on page 96 of this Report).

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. * Compensatory agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on March 6, 2012.

GAMCO INVESTORS, INC.

By:/s/ Kieran Caterina	By:/s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer	Title: Co-Chief Accounting Officer
(Co-Principal Accounting Officer)	(Co-Principal Accounting Officer)

Date: March 6, 2012	Date: March 6, 2012

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Kieran Caterina, Diane M. LaPointe and Robert S. Zuccaro and each of them, their true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for them in their name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mario J. Gabelli	Chairman of the Board,	March 6, 2012
Mario J. Gabelli	Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ Robert S. Zuccaro	Executive Vice-President and	March 6, 2012
Robert S. Zuccaro	Chief Financial Officer
(Principal Financial Officer)

/s/ Kieran Caterina	Co-Chief Accounting	March 6, 2012
Kieran Caterina	Officer (Co-Principal
Accounting Officer)

/s/ Diane M. LaPointe	Co-Chief Accounting	March 6, 2012
Diane M. LaPointe	Officer (Co-Principal
Accounting Officer)

/s/ Edwin L. Artzt	Director	March 6, 2012
Edwin L. Artzt

/s/ Raymond C. Avansino, Jr.	Director	March 6, 2012
Raymond C. Avansino, Jr.

/s/ Richard L. Bready	Director	March 6, 2012
Richard L. Bready

/s/ Eugene R. McGrath	Director	March 6, 2012
Eugene R. McGrath

/s/ Robert S. Prather, Jr.	Director	March 6, 2012
Robert S. Prather, Jr.

/s/ Elisa M. Wilson	Director	March 6, 2012
Elisa M. Wilson