Form 10-Q
period 2012-03-31
GAMCO INVESTORS, INC. ET AL
filed 2012-05-02
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at April 30, 2012
Class A Common Stock, .001 par value	6,592,716
Class B Common Stock, .001 par value	20,040,746

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended March 31, 2012 and 2011

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended March 31, 2012 and 2011

Condensed Consolidated Statements of Financial Condition:
- March 31, 2012
- December 31, 2011
- March 31, 2011

Condensed Consolidated Statements of Equity:
- Three months ended March 31, 2012 and 2011

Condensed Consolidated Statements of Cash Flows:
- Three months ended March 31, 2012 and 2011

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Revenues
Investment advisory and incentive fees	$67,783	$62,911
Distribution fees and other income	11,623	10,345
Institutional research services	2,343	3,649
Total revenues	81,749	76,905
Expenses
Compensation	34,554	33,417
Management fee	4,184	3,113
Distribution costs	10,177	13,429
Other operating expenses	5,822	6,186
Total expenses	54,737	56,145	(a)

Operating income	27,012	20,760
Other income (expense)
Net gain from investments	13,878	8,740
Interest and dividend income	1,236	1,936
Interest expense	(4,404)	(2,867)
Total other income, net	10,710	7,809
Income before income taxes	37,722	28,569
Income tax provision	13,756	10,288
Net income	23,966	18,281
Net income attributable to noncontrolling interests	130	638
Net income attributable to GAMCO Investors, Inc.'s shareholders	$23,836	$17,643

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.90	$0.66

Diluted	$0.90	$0.65

Weighted average shares outstanding:
Basic	26,415	26,901

Diluted	26,533	27,008

Dividends declared:	$0.04	$0.03
(a) Includes $5.6 million in costs directly related to the launch of a new closed-end fund.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011

Net income	$23,966	$18,281
Other comprehensive income, net of tax:
Foreign currency translation	(17)	24
Net unrealized gains on securities available for sale	3,457	2,487
Other comprehensive income	3,440	2,511

Comprehensive income	27,406	20,792
Less: Comprehensive income attributable to noncontrolling interests	(130)	(638)

Comprehensive income attributable to GAMCO Investors, Inc.	$27,276	$20,154

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	March 31,	December 31,	March 31,
	2012	2011	2011
ASSETS
Cash and cash equivalents	$324,630	$276,340	$164,671
Investments in securities	257,607	238,333	279,713
Investments in sponsored registered investment companies	62,305	59,214	65,903
Investments in partnerships	101,685	100,893	94,584
Receivable from brokers	29,298	20,913	43,308
Investment advisory fees receivable	27,193	32,156	24,992
Income tax receivable	39	39	302
Other assets	23,668	28,861	24,030
Total assets	$826,425	$756,749	$697,503

LIABILITIES AND EQUITY
Payable to brokers	$22,366	$10,770	$7,998
Income taxes payable and deferred tax liabilities	24,782	15,296	25,035
Capital lease obligation	5,043	5,072	5,151
Compensation payable	28,834	17,695	22,883
Securities sold, not yet purchased	9,657	5,488	15,550
Mandatorily redeemable noncontrolling interests	1,390	1,386	1,466
Accrued expenses and other liabilities	28,692	24,441	28,351
Sub-total	120,764	80,148	106,434

5.5% Senior notes (due May 15, 2013)	99,000	99,000	99,000
5.875% Senior notes (due June 1, 2021)	100,000	100,000	-
Zero coupon subordinated debentures, Face value: $86.3 million at March 31, 2012 and
December 31, 2011 and $86.4 million at March 31, 2011 (due December 31, 2015)	65,300	64,119	60,697
Total liabilities	385,064	343,267	266,131

Redeemable noncontrolling interests	16,828	6,071	28,884
Commitments and contingencies (Note J)
Equity
GAMCO Investors, Inc. stockholders' equity
Preferred stock, $.001 par value; 10,000,000 shares authorized;
none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
13,760,697, 13,627,397 and 13,256,203 issued, respectively; 6,592,716,
6,684,149 and 6,872,333 outstanding, respectively	13	13	13
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 20,040,746, 20,070,746 and 20,190,140 shares
outstanding, respectively	20	20	20
Additional paid-in capital	265,280	264,409	262,686
Retained earnings	431,963	409,191	387,101
Accumulated other comprehensive income	25,960	22,520	27,900
Treasury stock, at cost (7,167,981, 6,943,248 and 6,653,870 shares, respectively)	(302,152)	(292,181)	(278,870)
Total GAMCO Investors, Inc. stockholders' equity	421,084	403,972	398,850
Noncontrolling interests	3,449	3,439	3,638
Total equity	424,533	407,411	402,488

Total liabilities and equity	$826,425	$756,749	$697,503

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the three months ended March 31, 2012
		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2011	$3,439	$33	$264,409	$409,191	$22,520	$(292,181)	$407,411	$6,071
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(3)
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	10,640
Net income (loss)	10	-	-	23,836	-	-	23,846	120
Net unrealized gains on
securities available for sale,
net of income tax ($2,031)	-	-	-	-	3,457	-	3,457	-
Foreign currency translation	-	-	-	-	(17)	-	(17)	-
Dividends declared ($0.04 per
share)	-	-	-	(1,064)	-	-	(1,064)	-
Stock based compensation
expense	-	-	871	-	-	-	871	-
Purchase of treasury stock	-	-	-	-	-	(9,971)	(9,971)	-
Balance at March 31, 2012	$3,449	$33	$265,280	$431,963	$25,960	$(302,152)	$424,533	$16,828

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the three months ended March 31, 2011
		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2010	$3,579	$33	$262,108	$370,272	$25,389	$(271,773)	$389,608	$26,984
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(839)
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	6,263
Deconsolidation of
Partnership	-	-	-	-	-	-	-	(4,103)
Net income	59	-	-	17,643	-	-	17,702	579
Net unrealized gains on
securities available for sale,
net of income tax ($1,460)	-	-	-	-	2,487	-	2,487	-
Foreign currency translation	-	-	-	-	24	-	24	-
Dividends declared
($0.03 per share)	-	-	-	(814)	-	-	(814)	-
Stock based compensation
expense	-	-	578	-	-	-	578	-
Purchase of treasury stock	-	-	-	-	-	(7,097)	(7,097)	-
Balance at March 31, 2011	$3,638	$33	$262,686	$387,101	$27,900	$(278,870)	$402,488	$28,884

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Operating activities
Net income	$23,966	$18,281
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net gains from partnerships	(3,351)	(2,977)
Depreciation and amortization	180	274
Stock based compensation expense	871	578
Deferred income taxes	1,515	1,649
Foreign currency translation gain/(loss)	(17)	24
Fair value of donated securities	83	-
Gains on sales of available for sale securities	(279)	(101)
Accretion of zero coupon debentures	1,180	1,117
Loss on extinguishment of debt	1	-
(Increase) decrease in assets:
Investments in trading securities	(13,604)	(44,589)
Investments in partnerships:
Contributions to partnerships	(23,293)	(6,583)
Distributions from partnerships	25,852	3,026
Receivable from brokers	(8,385)	(2,373)
Investment advisory fees receivable	4,963	19,798
Income tax receivable and deferred tax assets	-	23
Other assets	5,023	(1,129)
Increase (decrease) in liabilities:
Payable to brokers	11,596	6,444
Income taxes payable and deferred tax liabilities	5,940	(1,035)
Compensation payable	11,139	(891)
Mandatorily redeemable noncontrolling interests	4	23
Accrued expenses and other liabilities	4,227	6,531
Total adjustments	23,645	(20,191)
Net cash provided by (used in) operating activities	$47,611	$(1,910)

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Investing activities
Purchases of available for sale securities	$(4)	$(4)
Proceeds from sales of available for sale securities	525	101
Return of capital on available for sale securities	571	631
Net cash provided by investing activities	1,092	728

Financing activities
Contributions from redeemable noncontrolling interests	10,640	6,263
Redemptions of redeemable noncontrolling interests	(3)	(839)
Dividends paid	(1,070)	(814)
Purchase of treasury stock	(9,971)	(7,097)
Net cash used in financing activities	(404)	(2,487)
Effect of exchange rates on cash and cash equivalents	(9)	(10)
Net increase (decrease) in cash and cash equivalents	48,290	(3,679)
Cash and cash equivalents at beginning of period	276,340	169,601
Decrease in cash from deconsolidation of partnership	-	(1,251)
Cash and cash equivalents at end of period	$324,630	$164,671
Supplemental disclosures of cash flow information:
Cash paid for interest	$322	$271
Cash paid for taxes	$6,038	$9,167

Non-cash activity:
- On January 1, 2011, GAMCO Investors, Inc. was no longer deemed to have control over a certain partnership which resulted in the deconsolidation of that partnership and decreases of approximately $1,251 of cash and cash equivalents, $2,852 of net assets and $4,103 of noncontrolling interests.
- For the three months ended March 31, 2012 and March 31, 2011, the Company accrued restricted stock award dividends of $13 and $7, respectively.
See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 from which the accompanying condensed consolidated financial statements were derived.

The Company has now separately disclosed the amount of investments in sponsored registered investment companies as a new line item in the condensed consolidated statements of financial condition.  These amounts were previously included within investments in securities in the condensed consolidated statements of financial condition.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported on the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Recent Accounting Developments

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on fair value measurement which expands existing disclosure requirements for fair value measurements and makes other amendments.  The guidance requires, for level 3 fair value measurements, (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.  Additionally, the guidance requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial condition but whose fair value must be disclosed and clarifies that the valuation premise and highest and best use concepts are not relevant to financial assets or liabilities.  The guidance is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted this guidance on January 1, 2012 and has reflected the new disclosures in the condensed consolidated financial statements.

In June 2011, the FASB issued guidance which revises the manner in which entities present comprehensive income in their financial statements.  The new guidance requires entities to report comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used currently, and the second statement would include components of other comprehensive income (“OCI”).  The guidance does not change the items that must be reported in OCI.  In December 2011, the FASB indefinitely deferred a portion of the guidance that would have required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which the net income is presented and the statement in which other comprehensive income is presented.  The guidance is effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years.  The Company adopted the guidance on January 1, 2012 and opted for the two separate but consecutive statements approach.  Accordingly, the Company now presents the condensed consolidated statements of comprehensive income immediately following the condensed consolidated statements of income.

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

B.  Investment in Securities

Investments in securities at March 31, 2012, December 31, 2011 and March 31, 2011 consisted of the following:

	March 31, 2012		December 31, 2011		March 31, 2011
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$48,624	$48,630	$42,124	$42,126	$12,069	$12,076
Common stocks	156,206	170,224	153,294	159,314	210,956	225,589
Mutual funds	1,086	1,495	1,084	1,307	1,190	1,629
Convertible bonds	-	-	-	-	163	175
Preferred stocks	-	-	-	-	-	-
Other investments	601	571	466	399	465	476
Total trading securities	206,517	220,920	196,968	203,146	224,843	239,945

Available for sale securities:
Common stocks	16,158	34,578	16,487	33,282	16,835	37,408
Mutual funds	1,362	2,109	1,362	1,905	1,503	2,360
Total available for sale securities	17,520	36,687	17,849	35,187	18,338	39,768

Total investments in securities	$224,037	$257,607	$214,817	$238,333	$243,181	$279,713

Securities sold, not yet purchased at March 31, 2012, December 31, 2011 and March 31, 2011 consisted of the following:

	March 31, 2012		December 31, 2011		March 31, 2011
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Trading securities:	(In thousands)
Common stocks	$9,016	$9,553	$5,271	$5,415	$14,044	$15,550
Other	21	104	49	73	-	-
Total securities sold, not yet purchased	$9,037	$9,657	$5,320	$5,488	$14,044	$15,550

Investments in sponsored registered investment companies at March 31, 2012, December 31, 2011 and March 31, 2011 consisted of the following:

	March 31, 2012		December 31, 2011		March 31, 2011
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Mutual funds	$15	$17	$15	$18	$15	$25
Total trading securities	15	17	15	18	15	25

Available for sale securities:
Closed-end funds	36,546	58,721	37,104	55,855	39,232	61,734
Mutual funds	2,204	3,567	2,213	3,341	2,345	4,144
Total available for sale securities	38,750	62,288	39,317	59,196	41,577	65,878

Total investments in sponsored
registered investment companies	$38,765	$62,305	$39,332	$59,214	$41,592	$65,903

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

The Company recognizes all derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments.  For the three months ended March 31, 2012, the Company had derivative transactions in equity derivatives which resulted in net losses of $29,000.  At March 31, 2011, the Company did not hold any derivatives.  At March 31, 3012 and December 31, 2011, we held derivative contracts on 1 million equity shares and 142,000 equity shares, respectively, and the fair value was $105,000 and $24,000, respectively; these are included in investments in securities in the condensed consolidated statements of financial condition.  These transactions are not designated as hedges for accounting purposes, and therefore changes in fair values of these derivatives are included in net gain from investments in the condensed consolidated statements of income.

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of March 31, 2012, December 31, 2011 and March 31, 2011:

	March 31, 2012
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$16,158	$18,420	$-	$34,578
Closed-end Funds	36,546	22,189	(14)	58,721
Mutual funds	3,566	2,110	-	5,676
Total available for sale securities	$56,270	$42,719	$(14)	$98,975

	December 31, 2011
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$16,487	$16,795	$-	$33,282
Closed-end Funds	37,104	18,779	(28)	55,855
Mutual funds	3,575	1,671	-	5,246
Total available for sale securities	$57,166	$37,245	$(28)	$94,383

	March 31, 2011
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$16,835	$20,573	$-	$37,408
Closed-end Funds	39,232	22,502		61,734
Mutual funds	3,848	2,656	-	6,504
Total available for sale securities	$59,915	$45,731	$-	$105,646

Unrealized changes to fair value, net of taxes, for the three months ended March 31, 2012 and March 31, 2011 of $3.5 million and $2.5 million in gains, respectively, have been included in other comprehensive income, a component of equity, at March 31, 2012 and March 31, 2011.  Return of capital on available for sale securities were $0.6 million for both the three months ended March 31, 2012 and March 31, 2011.  Proceeds from sales of investments available for sale were approximately $0.5 million and $0.1 million for the three month periods ended March 31, 2012 and March 31, 2011, respectively.  For the three months ended March 31, 2012 and March 31, 2011, gross gains on the sale of investments available for sale amounted to $0.3 million and $0.1 million, respectively, and were reclassed from other comprehensive income into the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the three months ended March 31, 2012 or March 31, 2011.  The basis on which the cost of a security sold is determined is specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	March 31, 2012			December 31, 2011			March 31, 2011
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Mutual Funds	$97	$(14)	$83	$101	$(28)	$73	$-	$-	$-

At March 31, 2012 and December 31, 2011, there was one holding in a loss position which was not deemed to be other-than-temporarily impaired due to the length of time that it had been in a loss position and because it passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In this specific instance, the investment at March 31, 2012 and December 31, 2011 was a closed-end fund with diversified holdings across multiple companies and across multiple industries.  The one holding was impaired for ten and seven consecutive months, respectively.  The value of this holding at March 31, 2012 and December 31, 2011 was $0.1 million for both periods.

At March 31, 2011, there were no available for sale holdings in loss positions.

For the three months ended March 31, 2012 and 2011, there were no losses on available for sale securities deemed to be other than temporary.

C. Investments in Partnerships, Offshore Funds and Variable Interest Entities

The Company is general partner or co-general partner of various sponsored limited partnerships and the investment manager of various sponsored offshore funds, and have investments totaling $86.9 million, $86.9 million and $74.4 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively, whose underlying assets consist primarily of marketable securities (the “affiliated entities”).  We also have investments in unaffiliated partnerships, offshore funds and other entities of $14.8 million, $14.0 million and $20.2 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively (the “unaffiliated entities”).  We evaluate each entity for the appropriate accounting treatment and disclosure.  Certain of the affiliated entities are consolidated.  In addition, our statement of financial condition caption “Investments in partnerships” includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting, as well as certain investments that the feeder funds hold that are carried at fair value, as described in Note D.  The Company reflects the equity in earnings of these equity method investees and the change in fair value of the consolidated feeder funds under the caption “Net gain from investments” on the condensed consolidated statements of income.

The following table highlights the number of entities that we consolidate as well as under which accounting guidance they are consolidated, including consolidated feeder funds (“CFFs”), which retain their specialized investment company accounting, partnerships and offshore funds.

Entities consolidated
	CFFs		Partnerships		Offshore Funds		Total
	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs
Entities consolidated at December 31, 2010	1	2	-	2	1	-	2	4
Additional consolidated entities	-	-	-	-	-	1	-	1
Deconsolidated entities	-	-	-	(1)	-	-	-	(1)
Entities consolidated at March 31, 2011	1	2	-	1	1	1	2	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	(1)	-	(1)	-
Entities consolidated at December 31, 2011	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at March 31, 2012	1	2	-	1	-	1	1	4

On January 1, 2011, upon analysis of several factors, including the additional contribution of capital from unrelated third parties into a partnership that we consolidated for the year ended and as of December 31, 2010, we determined that the Company was no longer deemed to control the partnership, resulting in the deconsolidation of this partnership, effective January 1, 2011.  The deconsolidation did not result in the recognition of any gain or loss.  The Company continues to serve as the general partner and earn fees for this role, and it also maintains an investment in the deconsolidated partnership which is included in investments in partnerships on the condensed consolidated statements of financial condition and is accounted for under the equity method (which approximates fair value).

The following table includes the net impact by line item on the condensed consolidated statements of financial condition for each category of entity consolidated (in thousands):

	March 31, 2012
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Assets
Cash and cash equivalents	$322,523	$-	$2,107	$-	$324,630
Investments in securities	236,387	-	6,503	14,717	257,607
Investments in sponsored investment companies	62,289	-	16	-	62,305
Investments in partnerships	109,136	990	(8,441)	-	101,685
Receivable from brokers	18,400	-	121	10,777	29,298
Investment advisory fees receivable	27,189	5	(1)	-	27,193
Other assets	23,691	16	-	-	23,707
Total assets	$799,615	$1,011	$305	$25,494	$826,425
Liabilities and equity
Securities sold, not yet purchased	$9,633	$-	$-	$24	$9,657
Accrued expenses and other liabilities	101,149	59	38	9,861	111,107
Total debt	264,300	-	-	-	264,300
Redeemable noncontrolling interests	-	952	267	15,609	16,828
Total equity	424,533	-	-	-	424,533
Total liabilities and equity	$799,615	$1,011	$305	$25,494	$826,425

	December 31, 2011
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Assets
Cash and cash equivalents	$259,531	$15,000	$1,809	$-	$276,340
Investments in securities	225,599	-	6,211	6,523	238,333
Investments in sponsored investment companies	59,197	-	17	-	59,214
Investments in partnerships	107,981	933	(8,021)	-	100,893
Receivable from brokers	17,593	-	270	3,050	20,913
Investment advisory fees receivable	32,157	1	(2)	-	32,156
Other assets	43,889	(14,989)	-	-	28,900
Total assets	$745,947	$945	$284	$9,573	$756,749
Liabilities and equity
Securities sold, not yet purchased	$5,488	$-	$-	$-	$5,488
Accrued expenses and other liabilities	69,929	51	28	4,652	74,660
Total debt	263,119	-	-	-	263,119
Redeemable noncontrolling interests	-	894	256	4,921	6,071
Total equity	407,411	-	-	-	407,411
Total liabilities and equity	$745,947	$945	$284	$9,573	$756,749

	March 31, 2011
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Assets
Cash and cash equivalents	$162,685	$-	$32	$1,954	$164,671
Investments in securities	196,142	-	6,542	77,029	279,713
Investments in sponsored investment companies	65,879	-	24	-	65,903
Investments in partnerships	155,507	1,124	(8,587)	(53,460)	94,584
Receivable from brokers	24,631	-	2,390	16,287	43,308
Investment advisory fees receivable	25,043	9	(2)	(58)	24,992
Other assets	24,258	10	-	64	24,332
Total assets	$654,145	$1,143	$399	$41,816	$697,503
Liabilities and equity
Securities sold, not yet purchased	$3,279	$-	$-	$12,271	$15,550
Accrued expenses and other liabilities	88,681	95	55	2,053	90,884
Total debt	159,697	-	-	-	159,697
Redeemable noncontrolling interests	-	1,048	344	27,492	28,884
Total equity	402,488	-	-	-	402,488
Total liabilities and equity	$654,145	$1,143	$399	$41,816	$697,503

The following table includes the net impact by line item on the condensed consolidated statements of income for each category of entity consolidated (in thousands):

	Three Months Ended March 31, 2012
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Total revenues	$82,579	$(1)	$(1)	$(828)	$81,749
Total expenses	54,521	23	11	182	54,737
Operating income	28,058	(24)	(12)	(1,010)	27,012
Total other income, net	9,544	85	23	1,058	10,710
Income before income taxes	37,602	61	11	48	37,722
Income tax provision	13,756	-	-	-	13,756
Net income	23,846	61	11	48	23,966
Net income attributable to noncontrolling interests	10	61	11	48	130
Net income attributable to GAMCO	$23,836	$-	$-	$-	$23,836

	Three Months Ended March 31, 2011
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Total revenues	$76,968	$(4)	$(1)	$(58)	$76,905
Total expenses	55,974	31	15	125	56,145
Operating income	20,994	(35)	(16)	(183)	20,760
Total other income, net	6,996	251	96	466	7,809
Income before income taxes	27,990	216	80	283	28,569
Income tax provision	10,288	-	-	-	10,288
Net income	17,702	216	80	283	18,281
Net income attributable to noncontrolling interests	59	216	80	283	638
Net income attributable to GAMCO	$17,643	$-	$-	$-	$17,643

Variable Interest Entities

We also have sponsored a number of investment vehicles where we are the general partner or investment manager.  These vehicles are variable interest entities (“VIEs”), and we are not the primary beneficiary because we do not absorb a majority of the entities’ expected losses or expected returns.  The Company has not provided any financial or other support to these entities.  The total assets of these entities at March 31, 2012, December 31, 2011 and March 31, 2011 were $74.5 million, $73.7 million and $9.8 million, respectively.  Our maximum exposure to loss as a result of our involvement with the VIEs is limited to the investment in one VIE and the deferred carried interest that we have in another.  On March 31, 2012 and December 31, 2011, we had an investment in one of the VIE offshore funds of approximately $8.2 million and $5.0 million, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.  On March 31, 2012, December 31, 2011 and March 31, 2011, we had a deferred carried interest in one of the VIE offshore funds of approximately $49,000, $47,000 and $48,000, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.  Additionally, as the general partner or investment manager to these VIEs the Company earns fees in relation to these roles, which given a decline in AUMs of the VIEs would result in lower fee revenues earned by the Company which would be reflected on the condensed consolidated statements of income, condensed consolidated statements of financial condition and condensed consolidated statements of cash flows.

Prior to January 1, 2011, we were consolidating two VIEs since we had determined that we were the primary beneficiary of each because we had equity interests and absorbed a majority of each entity’s expected losses; therefore they were consolidated in the financial statements.  Effective October 1, 2011, we deconsolidated one of the VIEs upon analysis of several factors, including the redemption of $49.2 million of proprietary capital from this VIE, we determined that the Company was no longer deemed to be the primary beneficiary of the VIE.  The deconsolidation did not result in the recognition of any gain or loss.  The Company has not provided any financial support to these VIEs but does continue to serve as the investment manager and earn fees for this role, and it also maintains an investment in the deconsolidated VIE, which is included in investments in partnerships on the condensed consolidated statements of financial condition and is accounted for under the equity method (which approximates fair value).  The assets of these VIEs may only be used to satisfy obligations of the VIEs.  The following table presents the balances related to these VIEs that are consolidated and were included on the condensed consolidated statements of financial condition as well as GAMCO’s net interest in these VIEs:

	March 31,	December 31,	March 31,
	2012	2011	2011
(In thousands)
Cash and cash equivalents	$-	$15,000	$-
Investments in securities	-	-	-
Investments in partnerships	17,183	1,433	1,598
Receivable from brokers	-	-	-
Other assets	-	-	-
Securities sold, not yet purchased	-	-	-
Accrued expenses and other liabilities	(7)	(15,006)	(41)
Redeemable noncontrolling interests	(403)	(381)	(522)
GAMCO's net interests in consolidated VIEs	$16,773	$1,046	$1,035

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

The valuation process and policies reside with the financial reporting and accounting group which reports to the Chief Financial Officer.  The Company uses the “market approach” valuation technique to value its investments in Level 3 investments.  The Company’s valuation of the Level 3 investments has been based upon either i) the recent sale prices of the issuers or ii) the net assets, book value or cost basis of the issuer when there is no recent sales prices available.

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

Investments in Partnerships – The Company’s investments include limited partner investments in consolidated feeder funds.  The Company considers the net asset value of the master funds held by the consolidated feeder fund to be the best estimate of fair value.  Investments in private funds that are redeemable at the measurement date or within the near term, are categorized in Level 2 of the fair value hierarchy.  These funds primarily invest in long and short investments in debt and equity securities that are traded in public and over-the-counter exchanges in the United States and are generally classified as Level 1 assets or liabilities in the master funds’ financial statements.  We may redeem our investments in these funds monthly with 30 days’ notice.

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of March 31, 2012, December 31, 2011 and March 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2012 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2012
Cash equivalents	$324,333	$-	$-	$324,333
Investments in partnerships	-	23,166	-	23,166
Investments in securities:
AFS - Common stocks	34,578	-	-	34,578
AFS - Mutual funds	2,109	-	-	2,109
Trading - Gov't obligations	48,630	-	-	48,630
Trading - Common stocks	169,463	114	647	170,224
Trading - Mutual funds	1,495	-	-	1,495
Trading - Other	293	-	278	571
Total investments in securities	256,568	114	925	257,607
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	58,721	-	-	58,721
AFS - Mutual Funds	3,567	-	-	3,567
Trading - Mutual funds	17	-	-	17
Total investments in sponsored
registered investment companies	62,305	-	-	62,305
Total investments	318,873	23,280	925	343,078
Total assets at fair value	$643,206	$23,280	$925	$667,411
Liabilities
Trading - Common stocks	$9,553	$-	$-	$9,553
Trading - Other	-	104	-	104
Securities sold, not yet purchased	$9,553	$104	$-	$9,657

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2011 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2011
Cash equivalents	$260,969	$-	$-	$260,969
Investments in partnerships	-	27,122	-	27,122
Investments in securities:
AFS - Common stocks	33,282	-	-	33,282
AFS - Mutual funds	1,905	-	-	1,905
Trading - Gov't obligations	42,126	-	-	42,126
Trading - Common stocks	158,623	21	670	159,314
Trading - Mutual funds	1,307	-	-	1,307
Trading - Other	55	60	284	399
Total investments in securities	237,298	81	954	238,333
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	55,855	-	-	55,855
AFS - Mutual Funds	3,341	-	-	3,341
Trading - Mutual funds	18	-	-	18
Total investments in sponsored
registered investment companies	59,214	-	-	59,214
Total investments	296,512	27,203	954	324,669
Total assets at fair value	$557,481	$27,203	$954	$585,638
Liabilities
Trading - Common stocks	$5,415	$-	$-	$5,415
Trading - Other	-	73	-	73
Securities sold, not yet purchased	$5,415	$73	$-	$5,488

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2011 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2011
Cash equivalents	$161,946	$-	$-	$161,946
Investments in partnerships	-	28,473	-	28,473
Investments in securities:
AFS - Common stocks	37,408	-	-	37,408
AFS - Mutual funds	2,360	-	-	2,360
Trading - Gov't obligations	12,076	-	-	12,076
Trading - Common stocks	225,008	13	568	225,589
Trading - Mutual funds	1,629	-	-	1,629
Trading - Convertible bonds	175	-	-	175
Trading - Other	120	-	356	476
Total investments in securities	278,776	13	924	279,713
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	61,734	-	-	61,734
AFS - Mutual Funds	4,144	-	-	4,144
Trading - Mutual funds	25	-	-	25
Total investments in sponsored
registered investment companies	65,903	-	-	65,903
Total investments	344,679	28,486	924	374,089
Total assets at fair value	$506,625	$28,486	$924	$536,035
Liabilities
Trading - Common stocks	$15,550	$-	$-	$15,550
Securities sold, not yet purchased	$15,550	$-	$-	$15,550

The following tables present additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2012 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers
	31, 2011	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$670	$-	$-	$-	$-	$57	$(80)	$-	$647
Trading - Other	284	(2)	-	-	(2)	4	(8)	-	278
Total	$954	$(2)	$-	$-	$(2)	$61	$(88)	$-	$925

There were no transfers between any Levels during the three months ended March 31, 2012.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2011 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers
	31, 2010	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$147	$21	$-	$-	$21	$400	$-	$-	$568
Trading - Other	278	126	-	-	126	-	(48)	-	356
Total	$425	$147	$-	$-	$147	$400	$(48)	$-	$924

There were no transfers between any Levels during the three months ended March 31, 2011.

E. Debt

Debt consists of the following:

	March 31, 2012		December 31, 2011		March 31, 2011
	Carrying	Fair Value	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2	Value	Level 2
(In thousands)
5.5% Senior notes	$99,000	$100,733	$99,000	$93,070	$99,000	$102,614
5.875% Senior notes	100,000	104,375	100,000	100,733	-	-
0% Subordinated debentures	65,300	66,774	64,119	58,899	60,697	57,006
Total	$264,300	$271,882	$263,119	$252,702	$159,697	$159,620

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

On December 31, 2010, the Company issued $86.4 million in par value of five year zero coupon subordinated debentures due December 31, 2015 (“Debentures”) to its shareholders of record on December 15, 2010 through the declaration of a special dividend of $3.20 per share.  The Debentures have a par value of $100 and are callable at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed.  During the three months ended March 31, 2012, the Company repurchased 229 Debentures, having a face value of $22,900.  The redemption was accounted for as an extinguishment of debt and resulted in a loss of $1,000 which was included in net gain from investments on the condensed consolidated statements of income.  There were no repurchases for the three month period ended March 31, 2011.  The debt is being accreted to its face value using the effective rate on the date of issuance of 7.45%.  At March 31, 2012, December 31, 2011 and March 31, 2011, the debt was recorded at its accreted value of $65.3 million, $64.1 million and $59.6 million, respectively.

The fair value of the Company’s debt, which is a Level 2 valuation, is estimated based on either quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  Inputs in these standard models include credit rating, maturity and interest rate.

F. Income Taxes

The effective tax rate for the three months ended March 31, 2012 was 36.5% compared to 36.0% for the prior year three month period.  Prior to the consolidation of certain partnerships and offshore entities, in which no tax liability or benefit is recorded at the corporate level but which flow directly to its partners, the effective tax rate was 36.5% and 36.8% for the first quarter of 2012 and 2011, respectively.

G. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$23,836	$17,643
Weighted average shares outstanding	26,415	26,901
Basic net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.90	$0.66

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$23,836	$17,643

Weighted average share outstanding	26,415	26,901
Dilutive stock options and restricted stock awards	118	107
Total	26,533	27,008
Diluted net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.90	$0.65

H. Stockholders’ Equity

Shares outstanding were 26.6 million on March 31, 2012, 26.8 million on December 31, 2011, and 27.1 million on March 31, 2011.

Dividends

	Payment	Record
	Date	Date	Amount

Three months ended March 31, 2012	March 27, 2012	March 13, 2012	$ 0.04
Three months ended March 31, 2011	March 29, 2011	March 15, 2011	$ 0.03

Voting Rights

The holders of Class A Common stock (“Class A Shares”) and Class B Common stock (“Class B Stock”) have identical rights except that (i) holders of Class A Stock are entitled to one vote per share, while holders of Class B Stock are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (ii) holders of Class A Stock are not eligible to vote on matters relating exclusively to Class B Stock and vice versa.

Stock Award and Incentive Plan

The Company maintains two Plans approved by the shareholders, which are designed to provide incentives which will attract and retain individuals key to the success of GAMCO through direct or indirect ownership of our common stock.  Benefits under the Plans may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards.  A maximum of 1.5 million shares of Class A Stock have been reserved for issuance under each of the Plans by a committee of the Board of Directors responsible for administering the Plans (“Compensation Committee”).  Under the Plans, the committee may grant RSAs and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine.  Options granted under the Plans vest 75% after three years and 100% after four years from the date of grant and expire after ten years.  Restricted stock award (“RSA”) shares granted under the Plans vest 30% after three years and 100% after five years.

On January 3, 2012, the Company approved the granting of 105,300 RSA shares at a grant date fair value of $43.49 per share.  On January 15, 2011, and February 9, 2011, the Company approved the granting of 193,900 RSA shares and 3,300 RSA shares, respectively, at a grant date fair value of $48.85 per share and $45.77 per share, respectively.  As of March 31, 2012, December 31, 2011 and March 31, 2011, there were 375,000 RSA shares, 275,600 RSA shares and 293,800 RSA shares, respectively, outstanding that were previously issued at an average weighted grant price of $45.14, $45.56 and $45.54, respectively.  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee.  This expense, net of forfeitures, is recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

For the three months ended March 31, 2012 and March 31, 2011, we recognized stock-based compensation expense of $0.9 million and $0.6 million, respectively.  Actual and projected stock-based compensation expense for RSA shares and options for the years ended December 31, 2011 through December 31, 2016 (based on awards currently issued or granted) is as follows ($ in thousands):

	2011	2012	2013	2014	2015	2016
Q1	$577	$871	$870	$625	$494	$175
Q2	686	870	848	588	462	128
Q3	655	870	805	588	399	128
Q4	670	870	805	588	399	128
Full Year	$2,588	$3,481	$3,328	$2,389	$1,754	$559

The total compensation costs related to non-vested RSAs and options not yet recognized is approximately $10.6 million as of March 31, 2012.  There were no options exercised in either the three month period ended March 31, 2012 or March 31, 2011.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  On May 6, 2011, our Board of Directors authorized an incremental 500,000 shares to be added to the current buyback authorization.  For the three months ended March 31, 2012 and March 31, 2011, the Company repurchased 224,733 shares and 161,588 shares, respectively, at an average price per share of $44.35 and $43.91, respectively.  From the inception of the program through March 31, 2012, 7,568,785 shares have been repurchased at an average price of $40.74 per share.  At March 31, 2012, the total shares available under the program to be repurchased in the future were 348,634.

I. Goodwill and Identifiable Intangible Assets

At March 31, 2012, $3.5 million of goodwill is reflected within other assets on the condensed consolidated statements of financial condition with $3.3 million related to a 93%-owned subsidiary, Gabelli Securities, Inc. and $0.2 million related to G.distributors, LLC.  The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required.  There were no indicators of impairment for the three months ended March 31, 2012 or the three months ended March 31, 2011, and as such there was no impairment analysis performed or charge recorded.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the condensed consolidated statements of financial condition at March 31, 2012, December 31, 2011 and March 31, 2011.  The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2013.  The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant.  There were no indicators of impairment for the three months ended March 31, 2012 or March 31, 2011, and as such there was no impairment analysis performed or charge recorded.

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

The Company indemnifies the clearing brokers of Gabelli & Company for losses they may sustain from the customer accounts that trade on margin introduced by our broker-dealer subsidiary.  At March 31, 2012, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements, and believes the likelihood of a claim being made is remote.  The Company’s estimate of the value of such agreements is de minimis, and therefore an accrual has not been made on the condensed consolidated financial statements.

K. Subsequent Events

On May 1, 2012, our Board of Directors declared a special dividend of $0.25 per share to all of its Class A and Class B shareholders in addition to its quarterly dividend of $0.04 per share payable on June 26, 2012 to its Class A and Class B shareholders of record on June 12, 2012.

On May 1, 2012 our Board of Directors authorized the Company to renew its shelf registration, before the expiration of its current shelf in July 2012, that will allow it to issue up to $500 million in a combination of senior and subordinated debt securities, convertible debt securities and common and preferred securities.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Overview

GAMCO through the Gabelli brand, well known for its Private Market Value (PMV) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to mutual funds, institutional and high net worth investors, and investment partnerships, principally in the United States.  Through Gabelli & Company, Inc. (“Gabelli & Company”), we provide institutional research and brokerage services to institutional clients and investment partnerships.  Through G.distributors, LLC (“G.distributors”) we provide mutual fund distribution.  We generally manage assets on a fully discretionary basis and invest in a variety of U.S. and international securities through various investment styles.  Our revenues are based primarily on the Company’s levels of assets under management and fees associated with our various investment products.

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

We conduct our investment advisory business principally through: GAMCO Asset Management Inc. (Separate Accounts), Gabelli Funds, LLC (Mutual Funds) and Gabelli Securities, Inc. (Investment Partnerships).  We also act as an underwriter and provide institutional research through Gabelli & Company, one of our broker-dealer subsidiaries.  The distribution of our open-end funds is conducted through G.distributors.

Assets under management (“AUM”) were $36.7 billion as of March 31, 2012, an increase of 3.6% from AUM of $35.4 billion at March 31, 2011 and 7.6% above the December 31, 2011 AUM of $34.1 billion.  Fund flows in the first quarter of 2012 were $2.6 billion consisting of market appreciation of $2.3 billion and net cash inflows of $0.3 billion.  Average total AUM was $35.8 billion in the 2012 quarter versus $33.9 billion in the prior year period, an increase of 5.6%.  Average AUM in our open-end equity funds, a key driver to our investment advisory fees, was $12.8 billion in the first quarter of 2012, up 9.4% from the 2011 quarter average AUM of $11.7 billion,

In addition to management fees, we earn incentive fees for certain institutional client assets, assets attributable to preferred issues for our closed-end funds, our Gabelli Global Deal Fund (NYSE: GDL) and investment partnership assets.  As of March 31, 2012, assets with incentive based fees were $3.7 billion, 2.6% lower than the $3.8 billion on March 31, 2011 but 2.8% above the $3.6 billion on December 31, 2011.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 1st Quarter 2012
				Closed-end Fund
		Market		distributions,
	December 31,	appreciation/	Net cash	net of	March 31,
	2011	(depreciation)	flows	reinvestments	2012
Equities:
Open-end Funds	$12,273	$858	$(135)	$-	$12,996
Closed-end Funds	5,799	336	40	(108)	6,067
Institutional & PWM - direct	10,853	883	295	-	12,031
Institutional & PWM - sub-advisory	2,600	252	72	-	2,924
Investment Partnerships	605	15	(26)	-	594
SICAV (a)	105	2	11	-	118
Total Equities	32,235	2,346	257	(108)	34,730
Fixed Income:
Money-Market Fund	1,824	-	98	-	1,922
Institutional & PWM	26	-	-	-	26
Total Fixed Income	1,850	-	98	-	1,948
Total Assets Under Management	$34,085	$2,346	$355	$(108)	$36,678

Table II: Assets Under Management
	March 31,	March 31,	%
	2011	2012	Inc.(Dec.)
Equities:
Open-end Funds	$12,348	$12,996	5.2%
Closed-end Funds	6,170	6,067	(1.7)
Institutional & PWM - direct	11,780	12,031	2.1
Institutional & PWM - sub-advisory	2,937	2,924	(0.4)
Investment Partnerships	547	594	8.6
SICAV (a)	-	118	n/m
Total Equities	33,782	34,730	2.8
Fixed Income:
Money-Market Fund	1,583	1,922	21.4
Institutional & PWM	26	26	-
Total Fixed Income	1,609	1,948	21.1
Total Assets Under Management	$35,391	$36,678	3.6%

Table III: Assets Under Management by Quarter
						% Increase/
						(decrease) from
	3/11	6/11	9/11	12/11	3/12	3/11	12/11
Equities:
Open-end Funds	$12,348	$12,912	$11,469	$12,273	$12,996	5.2%	5.9%
Closed-end Funds	6,170	6,259	5,355	5,799	6,067	(1.7)	4.6
Institutional & PWM - direct	11,780	11,735	9,644	10,853	12,031	2.1	10.9
Institutional & PWM - sub-advisory	2,937	2,953	2,326	2,600	2,924	(0.4)	12.5
Investment Partnerships	547	609	627	605	594	8.6	(1.8)
SICAV (a)	-	-	-	105	118	n/m	12.4
Total Equities	33,782	34,468	29,421	32,235	34,730	2.8	7.7
Fixed Income:
Money-Market Fund	1,583	1,643	1,895	1,824	1,922	21.4	5.4
Institutional & PWM	26	26	26	26	26	-	-
Total Fixed Income	1,609	1,669	1,921	1,850	1,948	21.1	5.3
Total Assets Under Management	$35,391	$36,137	$31,342	$34,085	$36,678	3.6%	7.6%
(a) Includes $100 million and $102 million of proprietary seed capital at December 31, 2011 and March 31, 2012, respectively.

Relative long-term investment performance remained strong with approximately 30%, 45%, 63% and 67% of firm wide mutual funds performed in the top half of their Lipper categories on a one-, three-, five-, and ten-year total return basis, respectively as of March 31, 2012.  Also, 33% of the firm’s mutual funds that are rated have a 4- or 5-star overall Morningstar RatingTM.

Gabelli/GAMCO Funds Morningstar Ratings Based on Risk Adjusted returns as of March 31, 2012 for funds that we manage
		Overall Rating		3 Year Rating		5 Year Rating		10 Year Rating
	Morningstar		# of		# of		# of		# of
FUND	Category	Stars	Funds	Stars	Funds	Stars	Funds	Stars	Funds
Gabelli ABC AAA	Mid-Cap Growth	êêêê	676	ê	676	êêêêê	601	êêêê	404
Gabelli Asset AAA	Large Blend	êêêêê	1652	êêêêê	1652	êêêê	1408	êêêêê	832
Gabelli Dividend Growth AAA	Large Blend	êêê	1652	êê	1652	êêê	1408	êêê	832
Gabelli Equity Income AAA	Large Value	êêêêê	1114	êêêê	1114	êêêêê	964	êêêêê	545
Gabelli Small Cap Growth AAA	Small Blend	êêêêê	578	êêê	578	êêêêê	493	êêêêê	289
Gabelli SRI Green AAA	World Stock	êêê	692	êêê	692	n/a	n/a	n/a	n/a
Gabelli Utilities AAA	Specialty-Utilities	êêêê	73	êêê	73	êêêêê	71	êêê	45
Gabelli Value A	Mid-Cap Blend	êê	369	êêêê	369	êê	305	êê	193
Gabelli Focus Five AAA	Small Blend	êêê	578	êê	578	êêê	493	n/a	n/a
GAMCO Vertumnus AAA	Convertibles	êê	58	ê	58	ê	47	êê	39
GAMCO Global Growth AAA	World Stock	êêê	692	êêê	692	êêêê	491	êêê	276
GAMCO Global Opportunity AAA	World Stock	êêêê	692	êêê	692	êêê	491	êêêê	276
GAMCO Global Telecommunications AAA	Specialty-Communications	êêê	40	êê	40	êêê	33	êêêê	30
Gabelli Gold AAA	Specialty-Precious Metals	êêê	69	êêê	69	êêê	55	êêê	40
GAMCO Growth AAA	Large Growth	êê	1479	êêê	1479	êê	1261	ê	788
GAMCO International Growth AAA	Foreign Large Growth	êêê	206	êêêê	206	êêê	163	êêê	104
GAMCO Mathers	Conservative Allocation	ê	544	ê	544	ê	442	ê	170
Gabelli Enterprise Mergers & Acquisitions A	Mid-cap Blend	êêê	369	êê	369	êêêê	305	êêê	193
Percent of Rated funds rated 4 or 5 stars		33.33%		22.22%		41.18%		37.50%

The Overall Morningstar Rating™ is derived from a weighted average of the performance figures associated with its three, five and ten year (if applicable) Morningstar Rating metrics.
Data presented reflects past performance, which is no guarantee of future results. Ratings are for Class AAA or A shares noted above. Other classes may have different performance characteristics. Unrated funds and closed-end funds are not listed above. The percentage of 4 and 5 star funds are calculated based on the total number of
GAMCO/Gabelli Funds that are rated for a given period. For each fund with at least a three year history, Morningstar calculates a Morningstar Rating based on a Morningstar Risk-
Adjusted Return measure (including the effects of sales charges, loads, and redemption fees) that accounts for variation in a fund's monthly performance, placing more emphasis on downward variations and rewarding consistent performance. The top 10% of the funds in each category receive 5 stars, the next 22.5% receive 4 stars, the next 35% receive 3 stars, the next 22.5% receive 2 stars, and the bottom 10% receive 1 star. (Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages.) Strong relative performance is not indicative of positive fund returns. Performance for some funds was negative for certain periods.
© 2012 Morningstar, Inc. All rights reserved. The information contained herein: (1) is proprietaryto Morningstar and/or its content providers; (2) may not be copied or distributed; and
(3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its contentproviders are responsible for any damages or losses arising from any use of this information.
Investors should carefully consider the investment objectives, risks, charges, andexpenses of each fund before investing. Each fund's prospectus contains information about these and other matters and should be read carefully before investing. Each fund's share price will fluctuate with changes in the market value of the fund's portfolio securities. Stocks are subject to market, economic and business risks that cause their prices to fluctuate. When you sell fund shares, they may be worth less than what you paid for them.
Consequently, you can lose money by investing in any of the funds. You can obtain a prospectus by calling 800-GABELLI (422-3554), online at www.gabelli.com, or from your financial advisor. Distributed by G.distributors, LLC, One Corporate Center, Rye New York, 10580.
The inception date for the Gabelli SRI Green Fund was June 1, 2007. The inception date for the Gabelli Focus Five Fund was December 31, 2002.

GABELLI/GAMCO FUNDS		Gabelli/GAMCO Funds Lipper Rankings as of March 31, 2012
		1 Yr - 3/31/11-3/31/12		3 Yrs - 3/31/09-3/31/12		5 Yrs - 3/31/07-3/31/12		10 Yrs - 3/31/02-3/31/12
		Percentile	Rank /	Percentile	Rank /	Percentile	Rank /	Percentile	Rank /
Fund Name	Lipper Category	Rank	Total Funds	Rank	Total Funds	Rank	Total Funds	Rank	Total Funds
Gabelli Asset; AAA	Multi-Cap Core Funds	57	406/715	17	103/620	13	68/540	11	30/291
Gabelli Value Fund; A	Multi-Cap Core Funds	60	426/715	4	21/620	29	152/540	27	78/291
Gabelli SRI; AAA	Global Small/Mid-Cap Funds	96	78/81	68	49/72	-	-	-	-
Gabelli Eq:Eq Inc; AAA	Equity Income Funds	67	195/294	22	55/251	25	53/214	9	9/109
GAMCO Growth; AAA	Large-Cap Core Funds	48	483/1,045	43	395/937	27	215/819	86	444/519
Gabelli Eq:SC Gro; AAA	Small-Cap Core Funds	54	361/680	70	428/618	14	68/501	11	31/296
Gabelli Focus Five Fund;AAA	Small-Cap Core Funds	93	633/680	70	430/618	49	244/501	-	-
GAMCO Gl:Oppty; AAA	Global Large-Cap Growth	82	84/102	45	39/87	53	39/73	20	9/45
GAMCO Gl:Growth; AAA	Global Large-Cap Growth	28	28/102	11	9/87	26	19/73	46	21/45
GAMCO Gold; AAA	Precious Metal Funds	11	8/74	54	32/59	46	23/50	53	19/35
GAMCO Intl Gro; AAA	International Large-Cap Growth	16	36/226	7	14/214	30	53/180	37	42/113
Gabelli Dividend Growth Fund; AAA	Large-Cap Core Funds	69	721/,045	68	630/937	59	482/819	22	112/519
Gabelli Inv:ABC; AAA	Specialty Diversified Equity Funds	23	11/48	57	18/31	39	10/25	10	1/9
GAMCO Mathers; AAA	Specialty Diversified Equity Funds	70	34/48	72	23/31	70	18/25	50	5/9
Comstock Cap Val; A	Specialty Diversified Equity Funds	86	42/48	88	28/31	89	23/25	70	7/9
GAMCO Gl:Telecom; AAA	Telecommunications Funds	70	27/38	69	24/34	56	15/26	22	4/18
GAMCO Gl:Vertumnus; AAA	Convertible Securities Funds	97	62/63	93	50/53	95	37/38	91	29/31
Gabelli Utilities; AAA	Utility Funds	75	55/73	36	24/67	20	12/61	52	22/42
787:Gabelli Merg&Acq; A	Mid-Cap Core Funds	31	95/309	98	263/268	78	180/231	88	138/157
Gabelli Capital Asset Fund	Distributed through Insurance Channel	58	171/295	5	14/282	19	46/247	12	18/146
% of funds in top half		30.0%		45.0%		63.2%		66.7%

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

Relative long-term investment performance remained strong with approximately 30%, 45%, 63% and 67% of firmwide mutual funds in the top half of their Lipper categories on a one-, three-, five-, and ten-year total-return basis, respectively, as of March 31, 2012.

Investors should carefully consider the investment objective, risks, charges, and expenses of each fund before investing. Each fund's prospectus contains information about these and other matters and should be read carefully before investing. Each fund’s share price will fluctuate with changes in the market value of the fund’s portfolio securities. Stocks are subject to market, economic and business risks that cause their prices to fluctuate. When you sell fund shares, they may be worth less than what you paid for them. Consequently, you can lose money by investing in a fund. You can obtain a prospectus by calling 800-GABELLI (422-3554), online at www.gabelli.com, or from your financial advisor.
Distributed by G.distributors, LLC., One Corporate Center, Rye New York, 10580. Other share classesare available that have different performance characteristics.

The inception date for the Gabelli SRI Green Fund was June 1, 2007. The inception date for the Gabelli Focus Five Fund was December 31, 2002.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared To Three Months Ended March 31, 2011

(Unaudited; in thousands, except per share data)
	2012	2011
Revenues
Investment advisory and incentive fees	$67,783	$62,911
Distribution fees and other income	11,623	10,345
Institutional research services	2,343	3,649
Total revenues	81,749	76,905
Expenses
Compensation	34,554	33,417
Management fee	4,184	3,113
Distribution costs	10,177	13,429
Other operating expenses	5,822	6,186
Total expenses (a)	54,737	56,145
Operating income	27,012	20,760
Other income (expense)
Net gain from investments	13,878	8,740
Interest and dividend income	1,236	1,936
Interest expense	(4,404)	(2,867)
Total other income, net	10,710	7,809
Income before income taxes	37,722	28,569
Income tax provision	13,756	10,288
Net income	23,966	18,281
Net income attributable to noncontrolling interests	130	638
Net income attributable to GAMCO Investors, Inc.'s shareholders	$23,836	$17,643

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.90	$0.66
Diluted	$0.90	$0.65

Reconciliation of net income attributable to GAMCO Investors, Inc.'s shareholders to Adjusted EBITDA:

Net income attributable to GAMCO Investors, Inc.'s shareholders	$23,836	$17,643
Interest expense	4,404	2,867
Income tax provision and net income attributable to noncontrolling interests	13,886	10,926
Depreciation and amortization	180	274
Adjusted EBITDA (b)	$42,306	$31,710

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

Overview

Net income attributable to shareholders of GAMCO Investors, Inc. for the quarter was $23.8 million or $0.90 per fully diluted share versus $17.6 million or $0.65 per fully diluted share in the prior year’s quarter.  Included in the 2011 quarter was $5.6 million, or $0.12 per diluted share, of pre-tax charges related to the launch of a new closed-end fund.  The quarter to quarter comparison further benefitted from an increase in total revenues, largely driven by higher AUM, and an increase in investment gains in our proprietary portfolios which were offset by increased operating expenses, interest expense on higher average debt balances outstanding and a higher effective tax rate.

Revenues

Investment advisory and incentive fees for the first quarter 2012 were $67.8 million, 7.8% above the 2011 comparative figure of $62.9 million.  Open-end mutual fund revenues increased by 10.9% to $31.5 million from $28.4 million in first quarter 2011 driven by a 10.9% increase in average AUM resulting from both net inflows and positive market performance.  Our closed-end fund revenues rose 5.1% to $12.3 million in the first quarter 2012 from $11.7 million in 2011 due to a 3.7% increase in average AUM.  Institutional and private wealth management account revenues, which are generally based on beginning of quarter AUM, increased $0.8 million, or 3.7%, to $22.7 million from $21.9 million in first quarter 2011, largely due to an increase of $0.3 million in incentive fees and a 1.6% increase in billable AUM.  Investment partnership revenues were $1.3 million, an increase of 44.4% from $0.9 million in first quarter 2011.

Open-end fund distribution fees and other income were $11.6 million for the first quarter 2012, an increase of $1.3 million or 12.6% from $10.3 million in the prior year period, primarily due to higher quarterly average AUM in open-end equity mutual funds that generate such fees and an increased level of sales of load shares of mutual funds.

Our institutional research subsidiary had revenues of $2.3 million in the first quarter 2012, down 36.1% from $3.6 million in the prior year quarter principally due to lower trading volume.

Expenses

Compensation costs, which are largely variable, were $34.6 million or 3.6% higher than the $33.4 million incurred in the prior year period.  Included in the 2011 quarter was $0.4 million in one-time costs related to the launch of a new closed-end fund.  Excluding these costs the quarter over quarter increase was $1.6 million or 4.8%, and was largely comprised of $1.9 million of increased variable compensation related to the increased AUM and $0.3 million in amortization expense for RSAs issued in January 2012 offset by a $0.9 million decrease in commissions and payouts related to lower trading volume and sales of open-end funds.

Management fee expense, which is wholly variable and based on pretax income, increased to $4.2 million in the first quarter of 2012 from $3.1 million in the 2011 period.

Distribution costs were $10.2 million, a decrease of $3.2 million or 23.9% from $13.4 million in the prior year’s period.  Costs were lower on a comparable basis due to $4.7 million in one-time charges related to the launch of GNT during the first quarter of 2011.  Excluding these one-time charges, distribution costs increased $1.5 million, or 17.2%, to $10.2 million from $8.7 million for the first quarter of 2011.  This increase in distribution costs was mostly due to the 9.6% increase in average AUM in our open-end equity funds, increased amortization of costs associated with sales of Class C shares and higher expense reimbursements.

Other operating expenses were $5.8 million in the first quarter of 2012, a decline of $0.4 million, or 6.5%, from the $6.2 million in the first quarter of 2011 largely due to the one-time charges of $0.5 million incurred in the 2011 quarter related to the launch of GNT.

Total expenses, excluding the management fee, were $50.6 million in the first quarter of 2012, a 4.5% decrease from $53.0 million in the first quarter of 2011, primarily due to the $5.6 million in one-time charges related to the launch of GNT in the first quarter of 2011.

Operating income for the first quarter of 2012 was $27.0 million, an increase of $6.2 million from the first quarter 2011’s $20.8 million.  Operating income, as a percentage of revenues, was 33.0% in the 2012 quarter as compared to 27.0% in the 2011 quarter.  The 2011 operating income and operating margin was negatively impacted by $5.6 million in one-time charges related to the launch of GNT.

Other

Total other income (net of interest expense) was $10.7 million for the first quarter 2012 versus $7.8 million in the prior year’s quarter.  Realized and unrealized gains in our trading portfolio were $13.9 million in the 2012 quarter, an increase of $5.2 million versus $8.7 million in the 2011 quarter largely on the relative strength in the equity markets.  Interest and dividend income was lower by $0.7 million.  Interest expense increased by $1.5 million to $4.4 million in the first quarter of 2012 from the $2.9 million in first quarter of 2011 due to an increase in total debt outstanding.

The effective tax rate for the three months ended March 31, 2012 was 36.5% as compared to the prior year period’s effective rate of 36.0%.

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

Summary cash flow data is as follows:
	Three months ended
	March 31,
	2012	2011
Cash flows provided by (used in):	(in thousands)
Operating activities	$47,611	$(1,910)
Investing activities	1,092	728
Financing activities	(404)	(2,487)
Effect of exchange rates on cash and cash equivalents	(9)	(10)
Net (decrease) increase	48,290	(3,679)
Cash and cash equivalents at beginning of period	276,340	169,601
Decrease in cash from deconsolidation	-	(1,251)
Cash and cash equivalents at end of period	$324,630	$164,671

Cash requirements and liquidity needs have historically been met through cash generated by operating activities and our borrowing capacity.  We filed a shelf registration with the SEC in 2009 which, among other things, provides us the flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $400 million.  On May 31, 2011, the Company issued $100 million of senior unsecured notes at par.  The net proceeds of $99.1 million were used for working capital and general corporate purposes.  The notes mature June 1, 2021 and bear interest, payable semi-annually, at 5.875% per annum.  The notes were issued pursuant to the Company’s shelf registration reducing the amount for future issuances to $300 million.  We currently plan on renewing our shelf registration on or before its expiration on July 27, 2012.

At March 31, 2012, we had total cash and cash equivalents of $324.6 million, an increase of $48.3 million from December 31, 2011.  Cash and cash equivalents of $2.1 million and investments in securities of $6.5 million held by consolidated investment partnerships and offshore funds may not be readily available for the Company to access.  Total debt outstanding at March 31, 2012 was $264.3 million, consisting of $65.3 million in five year zero coupon subordinated debentures due 2015 (“Debentures”), with a face value of $86.3 million, $100 million of 5.875% senior notes due 2021 and $99 million of 5.5% senior notes due 2013.

For the three months ended March 31, 2012, cash provided by operating activities was $47.6 million, an increase of $49.5 million from cash used in the prior year period of $1.9 million.  Cash was provided by an increase in net income of $5.7 million, net distributions received from partnerships of $6.1 million, a $31.0 million decrease in trading investments, $22.9 million in increased payables and $4.2 million from other sources.  Reducing cash was $20.4 million largely from increases in investment advisory receivables.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $1.1 million in the first three months of 2012.  Cash used in financing activities in the first three months of 2012 was $0.4 million, including $1.1 million paid in dividends and $10.0 million paid for the purchase of treasury stock offset by $10.6 million in contributions from redeemable noncontrolling interests.

For the three months ended March 31, 2011, cash used in operating activities was $1.9 million.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $0.7 million in the first three months of 2011.  Cash used in financing activities in the first three months of 2011 was $2.5 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

As a registered broker-dealer, Gabelli & Company is subject to certain net capital requirements.  Gabelli & Company's net capital has historically exceeded these minimum net capital requirements.  Gabelli & Company computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 at March 31, 2012.  At March 31, 2012, Gabelli & Company had net capital, as defined, of approximately $6.9 million, exceeding the regulatory requirement by approximately $6.7 million.  During the second quarter of 2011, we received regulatory approval of our newly registered broker-dealer, G.distributors, which became the distributor of the open-end mutual funds on August 1, 2011.  G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934 (“Exchange Act”).  The requirement was $250,000 at March 31, 2012.  At March 31, 2012, G.distributors had net capital, as defined, of approximately $2.8 million, exceeding the regulatory requirement by approximately $2.5 million.  Net capital requirements for our affiliated broker-dealers may increase in accordance with rules and regulations to the extent they engage in other business activities.

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

With respect to our proprietary investment activities, included in investments in securities of $257.6 million at March 31, 2012 were investments in United States Treasury Bills and Notes of $48.6 million, in mutual funds, largely invested in equity products, of $3.6 million, a selection of common and preferred stocks totaling $204.9 million, and other investments of approximately $0.5 million.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $204.9 million invested in common and preferred stocks at March 31, 2012, $34.6 million represented our investment in Westwood Holdings Group Inc., and $70.3 million was invested by the Company in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Risk arbitrage generally involves announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At March 31, 2012, the fair value of securities sold, not yet purchased was $9.7 million.  Investments in partnerships totaled $101.7 million at March 31, 2012, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of March 31, 2012.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At March 31, 2012:
Equity price sensitive investments, at fair value	$291,867	$262,680	$321,054
At December 31, 2011:
Equity price sensitive investments, at fair value	$261,024	$234,922	$287,126

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on March 31, 2012, cash and cash equivalent balance of $324.6 million a 1% increase in interest rates would increase our interest income by $3.3 million annually.  Given that our current return on these cash equivalent investment is approximately 0.00% annually, an analysis of a 1% decrease is not meaningful.

As the advisor to a money market fund that invests 100% in U.S. Government securities our exposure to interest rate risk results from the fund’s potential inability to earn a return in excess of the fund’s expenses.  If the fund were to earn no return on its $1.9 billion in assets, the advisor could be responsible to cover the fund’s expenses of approximately $570,000, or 0.03%, annually.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.  See Note A and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in GAMCO’s 2011 Annual Report on Form 10-K filed with the SEC on March 7, 2012 for details on Significant Accounting Policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, GAMCO is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and Investment Partnerships as well as our proprietary investment and trading activities.  At March 31, 2012, we had equity investments, including mutual funds largely invested in equity products, of $319.9 million.  Investments in mutual funds, $65.9 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships totaled $101.7 million, of which $49.8 million were invested in partnerships which invest in risk arbitrage.  Risk arbitrage is primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes will be recorded as net gain from investments in the condensed consolidated statements of income while the available for sale portfolio changes will be recorded in other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Co-Chief Accounting Officers (“CAOs”), to allow timely decisions regarding required disclosure.  Our CEO, CFO, and CAOs participated in this evaluation and concluded that, as of the date of March 31, 2012, our disclosure controls and procedures were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended March 31, 2012:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
1/01/12 - 1/31/12	1,462	$43.49	1,462	571,905
2/01/12 - 2/28/12	12,995	47.79	12,995	558,910
3/01/12 - 3/31/12	210,276	44.14	210,276	348,634
Totals	224,733	$44.35	224,733

Our stock repurchase programs are not subject to expiration dates.

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By:/s/ Kieran Caterina	By:/s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer	Title: Co-Chief Accounting Officer

Date: May 1, 2012	Date: May 1, 2012