Form 10-Q/A
period 2012-03-31
GAMCO INVESTORS, INC. ET AL
filed 2012-05-03
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 is being filed solely for the purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Certain information contained in Exhibit 101 was corrupted or deleted due to a software error.  Exhibit 101 provides financial information for the quarter formatted in XBRL.  This Amendment does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

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

GAMCO INVESTORS, INC.
(Registrant)

By:/s/ Kieran Caterina	By:/s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer	Title: Co-Chief Accounting Officer

Date: May 3, 2012	Date: May 3, 2012