Form 10-Q
period 2012-06-30
GAMCO INVESTORS, INC. ET AL
filed 2012-08-07
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at July 31, 2012
Class A Common Stock, .001 par value	6,609,863
Class B Common Stock, .001 par value	20,020,730

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended June 30, 2012 and 2011
- Six months ended June 30, 2012 and 2011

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended June 30, 2012 and 2011
- Six months ended June 30, 2012 and 2011

Condensed Consolidated Statements of Financial Condition:
- June 30, 2012
- December 31, 2011
- June 30, 2011

Condensed Consolidated Statements of Equity:
- Six months ended June 30, 2012 and 2011

Condensed Consolidated Statements of Cash Flows:
- Six months ended June 30, 2012 and 2011

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Investment advisory and incentive fees	$67,210	$69,252	$134,993	$132,163
Distribution fees and other income	11,006	11,588	22,629	21,933
Institutional research services	2,808	4,241	5,151	7,890
Total revenues	81,024	85,081	162,773	161,986
Expenses
Compensation	32,921	34,365	67,475	67,782
Management fee	2,615	3,626	6,799	6,739
Distribution costs	10,012	9,588	20,189	23,017
Other operating expenses	5,109	7,005	10,931	13,191
Total expenses	50,657	54,584	105,394	110,729	(a)

Operating income	30,367	30,497	57,379	51,257
Other income (expense)
Net gain/(loss) from investments	(4,171)	3,669	9,707	12,409
Interest and dividend income	1,782	1,861	3,018	3,797
Interest expense	(4,429)	(3,403)	(8,833)	(6,270)
Total other income (expense), net	(6,818)	2,127	3,892	9,936
Income before income taxes	23,549	32,624	61,271	61,193
Income tax provision	8,686	11,945	22,442	22,233
Net income	14,863	20,679	38,829	38,960
Net income/(loss) attributable to noncontrolling interests	(242)	32	(112)	670
Net income attributable to GAMCO Investors, Inc.'s shareholders	$15,105	$20,647	$38,941	$38,290

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.58	$0.77	$1.48	$1.43

Diluted	$0.57	$0.77	$1.47	$1.42

Weighted average shares outstanding:
Basic	26,258	26,665	26,338	26,783

Diluted	26,426	26,733	26,501	26,872

Dividends declared:	$0.29	$0.04	$0.33	$0.07

(a) Includes $5.6 million in costs directly related to the launch of a new closed-end fund.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$14,863	$20,679	$38,829	$38,960
Other comprehensive income/(loss), net of tax:
Foreign currency translation	22	(1)	5	23
Net unrealized gains/(losses) on securities available for sale	(2,579)	(1,550)	878	937
Other comprehensive income/(loss)	(2,557)	(1,551)	883	960

Comprehensive income	12,306	19,128	39,712	39,920
Less: Comprehensive income/(loss) attributable to noncontrolling interests	242	(32)	112	(670)

Comprehensive income attributable to GAMCO Investors, Inc.	$12,548	$19,096	$39,824	$39,250

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	June 30,	December 31,	June 30,
	2012	2011	2011
ASSETS
Cash and cash equivalents	$324,440	$276,340	$260,839
Investments in securities	249,630	238,333	298,425
Investments in sponsored registered investment companies	59,561	59,214	64,880
Investments in partnerships	102,119	100,893	98,598
Receivable from brokers	41,513	20,913	35,968
Investment advisory fees receivable	26,026	32,156	25,746
Income tax receivable	402	39	238
Other assets	23,039	28,861	25,964
Total assets	$826,730	$756,749	$810,658

LIABILITIES AND EQUITY
Payable to brokers	$20,113	$10,770	$2,950
Income taxes payable and deferred tax liabilities	12,846	15,296	21,622
Capital lease obligation	5,013	5,072	5,126
Compensation payable	28,985	17,695	29,484
Securities sold, not yet purchased	7,010	5,488	10,244
Mandatorily redeemable noncontrolling interests	1,352	1,386	1,478
Accrued expenses and other liabilities	29,641	24,441	34,620
Sub-total	104,960	80,148	105,524

5.5% Senior notes (due May 15, 2013)	99,000	99,000	99,000
5.875% Senior notes (due June 1, 2021)	100,000	100,000	100,000
Zero coupon subordinated debentures, Face value: $86.3 million at June 30, 2012 and
December 31, 2011 and $86.4 million at June 30, 2011 (due December 31, 2015)	66,598	64,119	61,814
Total liabilities	370,558	343,267	366,338

Redeemable noncontrolling interests	26,162	6,071	35,519
Commitments and contingencies (Note J)
Equity
GAMCO Investors, Inc. stockholders' equity
Preferred stock, $.001 par value; 10,000,000 shares authorized;
none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
13,781,213, 13,627,397 and 13,569,703 issued, respectively; 6,609,863,
6,684,149 and 6,647,212 outstanding, respectively	13	13	13
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 20,020,730, 20,070,746 and 20,142,640 shares
outstanding, respectively	20	20	20
Additional paid-in capital	266,231	264,409	263,371
Retained earnings	439,292	409,191	406,666
Accumulated other comprehensive income	23,403	22,520	26,349
Treasury stock, at cost (7,171,350, 6,943,248 and 6,922,491 shares, respectively)	(302,300)	(292,181)	(291,287)
Total GAMCO Investors, Inc. stockholders' equity	426,659	403,972	405,132
Noncontrolling interests	3,351	3,439	3,669
Total equity	430,010	407,411	408,801

Total liabilities and equity	$826,730	$756,749	$810,658

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the six months ended June 30, 2012
		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2011	$3,439	$33	$264,409	$409,191	$22,520	$(292,181)	$407,411	$6,071
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(393)
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	20,508
Net income (loss)	(88)	-	-	38,941	-	-	38,853	(24)
Net unrealized gains on
securities available for sale,
net of income tax ($515)	-	-	-	-	878	-	878	-
Foreign currency translation	-	-	-	-	5	-	5	-
Dividends declared ($0.33 per
share)	-	-	-	(8,840)	-	-	(8,840)	-
Stock based compensation
expense	-	-	1,740	-	-	-	1,740	-
Exercise of stock options
including tax benefit	-	-	82	-	-	-	82	-
Purchase of treasury stock	-	-	-	-	-	(10,119)	(10,119)	-
Balance at June 30, 2012	$3,351	$33	$266,231	$439,292	$23,403	$(302,300)	$430,010	$26,162

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the six months ended June 30, 2011
		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2010	$3,579	$33	$262,108	$370,272	$25,389	$(271,773)	$389,608	$26,984
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(839)
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	12,897
Deconsolidation of
Partnership	-	-	-	-	-	-	-	(4,103)
Net income	90	-	-	38,290	-	-	38,380	580
Net unrealized gains on
securities available for sale,
net of income tax ($550)	-	-	-	-	937	-	937	-
Foreign currency translation	-	-	-	-	23	-	23	-
Dividends declared
($0.07 per share)	-	-	-	(1,896)	-	-	(1,896)	-
Stock based compensation
expense	-	-	1,263	-	-	-	1,263	-
Purchase of treasury stock	-	-	-	-	-	(19,514)	(19,514)	-
Balance at June 30, 2011	$3,669	$33	$263,371	$406,666	$26,349	$(291,287)	$408,801	$35,519

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Six Months Ended
	June 30,
	2012	2011
Operating activities
Net income	$38,829	$38,960
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net gains from partnerships	(2,651)	(3,094)
Depreciation and amortization	359	456
Stock based compensation expense	1,740	1,263
Deferred income taxes	1,434	1,220
Tax benefit from exercise of stock options	24	-
Foreign currency translation	5	23
Other-than-temporary loss on available for sale securities	20	-
Fair value of donated securities	181	56
Gains on sales of available for sale securities	(408)	(584)
Accretion of zero coupon debentures	2,497	2,234
Loss on extinguishment of debt	1	-
(Increase) decrease in assets:
Investments in trading securities	(10,137)	(70,979)
Investments in partnerships:
Contributions to partnerships	(25,743)	(10,683)
Distributions from partnerships	27,168	3,226
Receivable from brokers	(20,601)	4,966
Investment advisory fees receivable	6,131	19,044
Income tax receivable and deferred tax assets	(362)	87
Other assets	5,466	(2,312)
Increase (decrease) in liabilities:
Payable to brokers	9,343	1,396
Income taxes payable and deferred tax liabilities	(4,401)	(3,108)
Compensation payable	11,289	5,710
Mandatorily redeemable noncontrolling interests	(34)	35
Accrued expenses and other liabilities	4,988	12,776
Total adjustments	6,309	(38,268)
Net cash provided by operating activities	$45,138	$692

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Six Months Ended
	June 30,
	2012	2011
Investing activities
Purchases of available for sale securities	$(8)	$(4,370)
Proceeds from sales of available for sale securities	780	5,685
Return of capital on available for sale securities	842	777
Net cash provided by investing activities	1,614	2,092

Financing activities
Contributions from redeemable noncontrolling interests	20,508	12,897
Redemptions of redeemable noncontrolling interests	(393)	(839)
Issuance of 5.875% Senior notes due June 1, 2021	-	100,000
Issuance costs on the 5.875% Senior notes due June 1, 2021	-	(934)
Proceeds from exercise of stock options	58	-
Repurchase of zero coupon subordinated debentures	(18)	-
Dividends paid	(8,685)	(1,896)
Purchase of treasury stock	(10,119)	(19,514)
Net cash provided by financing activities	1,351	89,714
Effect of exchange rates on cash and cash equivalents	(3)	(9)
Net increase in cash and cash equivalents	48,100	92,489
Cash and cash equivalents at beginning of period	276,340	169,601
Decrease in cash from deconsolidation of partnership	-	(1,251)
Cash and cash equivalents at end of period	$324,440	$260,839
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,979	$3,267
Cash paid for taxes	$25,479	$23,433

Non-cash activity:
- On January 1, 2011, GAMCO Investors, Inc. was no longer deemed to have control over a certain partnership which resulted in the deconsolidation of that partnership and decreases of approximately $1,251 of cash and cash equivalents, $2,852 of net assets and $4,103 of noncontrolling interests.
- For the six months ended June 30, 2012 and June 30, 2011, the Company accrued restricted stock award dividends of $106 and $17, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

Beginning with the period ended March 31, 2012 the Company has now separately disclosed the amount of investments in sponsored registered investment companies as a new line item in the condensed consolidated statements of financial condition.  These amounts were previously included within investments in securities in the condensed consolidated statements of financial condition.

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

In July 2012, the FASB issued guidance allowing companies to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  If a company determines, on the basis of qualitative factors, that the fair value of such asset is not more likely than not impaired, it would not need to calculate the fair value of such asset.  However, if a company concludes otherwise, it must calculate the fair value of the asset, compare the value with its carrying amount and record an impairment charge, if any.  To perform the qualitative assessment, a company must identify and evaluate events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset.  This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The application of this guidance is not expected to be material to the condensed consolidated financial statements.

B.  Investment in Securities

Investments in securities at June 30, 2012, December 31, 2011 and June 30, 2011 consisted of the following:

	June 30, 2012		December 31, 2011		June 30, 2011
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$50,119	$50,139	$42,124	$42,126	$7,924	$7,925
Common stocks	154,470	162,883	153,294	159,314	238,689	251,118
Mutual funds	1,086	1,406	1,084	1,307	1,081	1,501
Other investments	323	374	466	399	459	487
Total trading securities	205,998	214,802	196,968	203,146	248,153	261,031

Available for sale securities:
Common stocks	15,934	32,815	16,487	33,282	16,780	35,296
Mutual funds	1,361	2,013	1,362	1,905	1,362	2,098
Total available for sale securities	17,295	34,828	17,849	35,187	18,142	37,394

Total investments in securities	$223,293	$249,630	$214,817	$238,333	$266,295	$298,425

Securities sold, not yet purchased at June 30, 2012, December 31, 2011 and June 30, 2011 consisted of the following:

	June 30, 2012		December 31, 2011		June 30, 2011
	Proceeds	Fair Value	Proceeds	Fair Value	Proceeds	Fair Value
Trading securities:	(In thousands)
Common stocks	$6,194	$6,687	$5,271	$5,415	$9,416	$10,238
Other	12	323	49	73	1	6
Total securities sold, not yet purchased	$6,206	$7,010	$5,320	$5,488	$9,417	$10,244

Investments in sponsored registered investment companies at June 30, 2012, December 31, 2011 and June 30, 2011 consisted of the following:

	June 30, 2012		December 31, 2011		June 30, 2011
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Mutual funds	$19	$19	$15	$18	$15	$24
Total trading securities	19	19	15	18	15	24

Available for sale securities:
Closed-end funds	36,266	56,171	37,104	55,855	38,588	60,900
Mutual funds	2,198	3,371	2,213	3,341	2,249	3,956
Total available for sale securities	38,464	59,542	39,317	59,196	40,837	64,856

Total investments in sponsored
registered investment companies	$38,483	$59,561	$39,332	$59,214	$40,852	$64,880

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at the time of purchase are classified as cash equivalents.  A substantial portion of investments in securities is held for resale in anticipation of short-term market movements and therefore is classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses reported in current period earnings.  Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of equity except for losses deemed to be other than temporary which are recorded as unrealized losses in the condensed consolidated statements of income.

The Company recognizes all derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments.  For the three and six months ended June 30, 2012, the Company had derivative transactions in equity derivatives which resulted in net gains of $15,000 and net losses of $14,000, respectively.  For the three and six months ended June 30, 2011, the Company had no derivative transactions.  At June 30, 2011, the Company did not hold any derivatives.  At June 30, 2012 and December 31, 2011, we held derivative contracts on 4.7 million equity shares and 142,000 equity shares, respectively, and the fair value was ($72,000) and $24,000, respectively; these are included in investments in securities in the condensed consolidated statements of financial condition.  These transactions are not designated as hedges for accounting purposes, and therefore changes in fair values of these derivatives are included in net gain/(loss) from investments in the condensed consolidated statements of income.

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of June 30, 2012, December 31, 2011 and June 30, 2011:

	June 30, 2012
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$15,934	$16,881	$-	$32,815
Closed-end Funds	36,266	19,905	-	56,171
Mutual funds	3,559	1,825	-	5,384
Total available for sale securities	$55,759	$38,611	$-	$94,370

	December 31, 2011
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$16,487	$16,795	$-	$33,282
Closed-end Funds	37,104	18,779	(28)	55,855
Mutual funds	3,575	1,671	-	5,246
Total available for sale securities	$57,166	$37,245	$(28)	$94,383

	June 30, 2011
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$16,780	$18,516	$-	$35,296
Closed-end Funds	38,588	22,312	-	60,900
Mutual funds	3,611	2,443	-	6,054
Total available for sale securities	$58,979	$43,271	$-	$102,250

Unrealized changes to fair value, net of taxes, for the three months ended June 30, 2012 and June 30, 2011 of $2.6 million and $1.6 million in losses, respectively, have been included in other comprehensive income, a component of equity, at June 30, 2012 and June 30, 2011.  Return of capital on available for sale securities was $0.3 million and $0.2 million for the three months ended June 30, 2012 and June 30, 2011, respectively.  Proceeds from sales of investments available for sale were approximately $0.3 million and $5.6 million for the three month periods ended June 30, 2012 and June 30, 2011, respectively.  For the three months ended June 30, 2012 and June 30, 2011, gross gains on the sale of investments available for sale amounted to $0.1 million and $0.5 million, respectively, and were reclassed from other comprehensive income into the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the three months ended June 30, 2012 or June 30, 2011.  Unrealized changes to fair value, net of taxes, for the six months ended June 30, 2012 and June 30, 2011 of $0.9 million and $0.9 million in gains, respectively, have been included in other comprehensive income, a component of equity, at June 30, 2012 and June 30, 2011. Return of capital on available for sale securities was $0.8 million and $0.8 million for the six months ended June 30, 2012 and June 30, 2011, respectively.  Proceeds from sales of investments available for sale were approximately $0.8 million and $5.7 million for the six month periods ended June 30, 2012 and June 30, 2011, respectively.  For the six months ended June 30, 2012 and June 30, 2011, gross gains on the sale of investments available for sale amounted to $0.4 million and $0.6 million, respectively, and were reclassed from other comprehensive income into the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the six months ended June 30, 2012 or June 30, 2011.  The basis on which the cost of a security sold is determined is specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	June 30, 2012			December 31, 2011			June 30, 2011
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Mutual Funds	$-	$-	$-	$101	$(28)	$73	$-	$-	$-

At December 31, 2011, there was one holding in a loss position which was not deemed to be other-than-temporarily impaired due to the length of time that it had been in a loss position and because it passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In this specific instance, the investment at December 31, 2011 was a closed-end fund with diversified holdings across multiple companies and across multiple industries.  The one holding was impaired for seven consecutive months.  The value of this holding at December 31, 2011 was $0.1 million.

At June 30, 2012 and June 30, 2011, there were no available for sale holdings in loss positions.

For the three and six months ended June 30, 2012, there was $20,000 of losses on available for sale securities deemed to be other than temporary.

C. Investments in Partnerships, Offshore Funds and Variable Interest Entities

The Company is general partner or co-general partner of various sponsored limited partnerships and the investment manager of various sponsored offshore funds, and has investments in these totaling $88.0 million, $86.9 million and $78.3 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively, whose underlying assets consist primarily of marketable securities (the “affiliated entities”).  We also have investments in unaffiliated partnerships, offshore funds and other entities of $14.1 million, $14.0 million and $20.3 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively (the “unaffiliated entities”).  We evaluate each entity for the appropriate accounting treatment and disclosure.  Certain of the affiliated entities are consolidated.  In addition, our statement of financial condition caption “Investments in partnerships” includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting, as well as certain investments that the feeder funds hold that are carried at fair value, as described in Note D.  The Company reflects the equity in earnings of these equity method investees and the change in fair value of the consolidated feeder funds under the caption “Net gain/(loss) from investments” on the condensed consolidated statements of income.

The following table highlights the number of entities that we consolidate as well as under which accounting guidance they are consolidated, including consolidated feeder funds (“CFFs”), which retain their specialized investment company accounting, partnerships and offshore funds.

Entities consolidated
	CFFs		Partnerships		Offshore Funds		Total
	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs
Entities consolidated at December 31, 2010	1	2	-	2	1	-	2	4
Additional consolidated entities	-	-	-	-	-	1	-	1
Deconsolidated entities	-	-	-	(1)	-	-	-	(1)
Entities consolidated at June 30, 2011	1	2	-	1	1	1	2	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	(1)	-	(1)	-
Entities consolidated at December 31, 2011	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at June 30, 2012	1	2	-	1	-	1	1	4

On January 1, 2011, upon analysis of several factors, including the additional contribution of capital from unrelated third parties into a partnership that we consolidated for the year ended and as of December 31, 2010, we determined that the Company was no longer deemed to control one particular partnership, resulting in the deconsolidation of this partnership, effective January 1, 2011.  The deconsolidation did not result in the recognition of any gain or loss.  The Company continues to serve as the general partner and earn fees for this role, and it also maintains an investment in the deconsolidated partnership which is included in investments in partnerships on the condensed consolidated statements of financial condition and is accounted for under the equity method (which approximates fair value).

The following table includes the net impact by line item on the condensed consolidated statements of financial condition for each category of entity consolidated (in thousands):

	June 30, 2012
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Assets
Cash and cash equivalents	$323,560	$-	$880	$-	$324,440
Investments in securities	223,198	-	6,993	19,439	249,630
Investments in sponsored registered investment companies	59,561	-	-	-	59,561
Investments in partnerships	109,055	1,237	(8,173)	-	102,119
Receivable from brokers	25,337	-	573	15,603	41,513
Investment advisory fees receivable	26,028	(1)	(1)	-	26,026
Other assets	23,226	9	-	206	23,441
Total assets	$789,965	$1,245	$272	$35,248	$826,730
Liabilities and equity
Securities sold, not yet purchased	$6,788	$-	$-	$222	$7,010
Accrued expenses and other liabilities	87,569	56	20	10,305	97,950
Total debt	265,598	-	-	-	265,598
Redeemable noncontrolling interests	-	1,189	252	24,721	26,162
Total equity	430,010	-	-	-	430,010
Total liabilities and equity	$789,965	$1,245	$272	$35,248	$826,730

	December 31, 2011
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Assets
Cash and cash equivalents	$259,531	$15,000	$1,809	$-	$276,340
Investments in securities	225,599	-	6,211	6,523	238,333
Investments in sponsored registered investment companies	59,197	-	17	-	59,214
Investments in partnerships	107,981	933	(8,021)	-	100,893
Receivable from brokers	17,593	-	270	3,050	20,913
Investment advisory fees receivable	32,157	1	(2)	-	32,156
Other assets	43,889	(14,989)	-	-	28,900
Total assets	$745,947	$945	$284	$9,573	$756,749
Liabilities and equity
Securities sold, not yet purchased	$5,488	$-	$-	$-	$5,488
Accrued expenses and other liabilities	69,929	51	28	4,652	74,660
Total debt	263,119	-	-	-	263,119
Redeemable noncontrolling interests	-	894	256	4,921	6,071
Total equity	407,411	-	-	-	407,411
Total liabilities and equity	$745,947	$945	$284	$9,573	$756,749

	June 30, 2011
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Assets
Cash and cash equivalents	$260,740	$-	$98	$1	$260,839
Investments in securities	218,330	-	7,048	73,047	298,425
Investments in sponsored registered investment companies	64,858	-	22	-	64,880
Investments in partnerships	160,435	1,158	(8,892)	(54,103)	98,598
Receivable from brokers	11,155	-	1,932	22,881	35,968
Investment advisory fees receivable	25,801	19	(1)	(73)	25,746
Other assets	26,134	11	-	57	26,202
Total assets	$767,453	$1,188	$207	$41,810	$810,658
Liabilities and equity
Securities sold, not yet purchased	$2,910	$-	$-	$7,334	$10,244
Accrued expenses and other liabilities	94,928	117	31	204	95,280
Total debt	260,814	-	-	-	260,814
Redeemable noncontrolling interests	-	1,071	176	34,272	35,519
Total equity	408,801	-	-	-	408,801
Total liabilities and equity	$767,453	$1,188	$207	$41,810	$810,658

The following table includes the net impact by line item on the condensed consolidated statements of income for each category of entity consolidated (in thousands):

	Three Months Ended June 30, 2012
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Total revenues	$80,703	$(1)	$-	$322	$81,024
Total expenses	50,649	25	8	(25)	50,657
Operating income	30,054	(26)	(8)	347	30,367
Total other income (expense), net	(6,361)	12	(6)	(463)	(6,818)
Income before income taxes	23,693	(14)	(14)	(116)	23,549
Income tax provision	8,686	-	-	-	8,686
Net income	15,007	(14)	(14)	(116)	14,863
Net loss attributable to noncontrolling interests	(98)	(14)	(14)	(116)	(242)
Net income attributable to GAMCO	$15,105	$-	$-	$-	$15,105

	Three Months Ended June 30, 2011
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Total revenues	$85,152	$-	$-	$(71)	$85,081
Total expenses	54,432	28	8	116	54,584
Operating income	30,720	(28)	(8)	(187)	30,497
Total other income, net	1,903	(72)	(160)	456	2,127
Income before income taxes	32,623	(100)	(168)	269	32,624
Income tax provision	11,945	-	-	-	11,945
Net income	20,678	(100)	(168)	269	20,679
Net income/(loss) attributable to noncontrolling interests	31	(100)	(168)	269	32
Net income attributable to GAMCO	$20,647	$-	$-	$-	$20,647

	Six Months Ended June 30, 2012
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Total revenues	$163,282	$(2)	$(1)	$(506)	$162,773
Total expenses	105,170	48	19	157	105,394
Operating income	58,112	(50)	(20)	(663)	57,379
Total other income, net	3,183	97	17	595	3,892
Income before income taxes	61,295	47	(3)	(68)	61,271
Income tax provision	22,442	-	-	-	22,442
Net income	38,853	47	(3)	(68)	38,829
Net income/(loss) attributable to noncontrolling interests	(88)	47	(3)	(68)	(112)
Net income attributable to GAMCO	$38,941	$-	$-	$-	$38,941

	Six Months Ended June 30, 2011
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Total revenues	$162,120	$(4)	$(1)	$(129)	$161,986
Total expenses	110,406	59	23	241	110,729
Operating income	51,714	(63)	(24)	(370)	51,257
Total other income, net	8,899	179	(64)	922	9,936
Income before income taxes	60,613	116	(88)	552	61,193
Income tax provision	22,233	-	-	-	22,233
Net income	38,380	116	(88)	552	38,960
Net income/(loss) attributable to noncontrolling interests	90	116	(88)	552	670
Net income attributable to GAMCO	$38,290	$-	$-	$-	$38,290

Variable Interest Entities

We also have sponsored a number of investment vehicles where we are the general partner or investment manager.  These vehicles are variable interest entities (“VIEs”), and we are not the primary beneficiary because we do not absorb a majority of the entities’ expected losses or expected returns.  The Company has not provided any financial or other support to these entities.  The total assets of these entities at June 30, 2012, December 31, 2011 and June 30, 2011 were $80.0 million, $73.7 million and $23.5 million, respectively.  Our maximum exposure to loss as a result of our involvement with the VIEs is limited to the investment in one VIE and the deferred carried interest that we have in another.  On June 30, 2012 and December 31, 2011, we had an investment in one of the VIE offshore funds of approximately $8.1 million and $5.0 million, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.  On June 30, 2012, December 31, 2011 and June 30, 2011, we had a deferred carried interest in one of the VIE offshore funds of approximately $43,000, $47,000 and $49,000, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.  Additionally, as the general partner or investment manager to these VIEs the Company earns fees in relation to these roles, which given a decline in AUMs of the VIEs would result in lower fee revenues earned by the Company which would be reflected on the condensed consolidated statements of income, condensed consolidated statements of financial condition and condensed consolidated statements of cash flows.

Prior to January 1, 2011, we were consolidating two VIEs since we had determined that we were the primary beneficiary of each because we had equity interests and absorbed a majority of each entity’s expected losses; therefore they were consolidated in the financial statements.  Effective October 1, 2011, we deconsolidated one of the VIEs upon analysis of several factors, including the redemption of $49.2 million of proprietary capital from this VIE by which, we determined that the Company was no longer deemed to be the primary beneficiary of the VIE.  The deconsolidation did not result in the recognition of any gain or loss.  The Company has not provided any financial support to these VIEs but does continue to serve as the investment manager and earn fees for this role, and it also maintains an investment in the deconsolidated VIE, which is included in investments in partnerships on the condensed consolidated statements of financial condition and is accounted for under the equity method (which approximates fair value).  The assets of these VIEs may only be used to satisfy obligations of the VIEs.  The following table presents the balances related to these VIEs that are consolidated and were included on the condensed consolidated statements of financial condition as well as GAMCO’s net interest in these VIEs.  Only one VIE is consolidated at June 30, 2012 and December 31, 2011 and two at June 30, 2011:

	June 30,	December 31,	June 30,
	2012	2011	2011
(In thousands)
Cash and cash equivalents	$-	$15,000	$1
Investments in securities	-	-	73,047
Investments in partnerships	21,831	1,433	1,576
Receivable from brokers	-	-	22,881
Other assets	-	-	57
Securities sold, not yet purchased	-	-	(7,334)
Accrued expenses and other liabilities	(12)	(15,006)	(327)
Redeemable noncontrolling interests	(669)	(381)	(34,794)
GAMCO's net interests in consolidated VIEs	$21,150	$1,046	$55,107

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

The valuation process and policies reside with the financial reporting and accounting group which reports to the Chief Financial Officer.  The Company uses the “market approach” valuation technique to value its investments in Level 3 investments.  The Company’s valuation of the Level 3 investments has been based upon either i) the recent sale prices of the issuer’s equity securities or ii) the net assets, book value or cost basis of the issuer when there is no recent sales prices available.

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

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of June 30, 2012, December 31, 2011 and June 30, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2012 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	June 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2012
Cash equivalents	$324,156	$-	$-	$324,156
Investments in partnerships	-	23,704	-	23,704
Investments in securities:
AFS - Common stocks	32,815	-	-	32,815
AFS - Mutual funds	2,013	-	-	2,013
Trading - Gov't obligations	50,139	-	-	50,139
Trading - Common stocks	161,956	256	671	162,883
Trading - Mutual funds	1,406	-	-	1,406
Trading - Other	23	-	351	374
Total investments in securities	248,352	256	1,022	249,630
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	56,171	-	-	56,171
AFS - Mutual Funds	3,371	-	-	3,371
Trading - Mutual funds	19	-	-	19
Total investments in sponsored
registered investment companies	59,561	-	-	59,561
Total investments	307,913	23,960	1,022	332,895
Total assets at fair value	$632,069	$23,960	$1,022	$657,051
Liabilities
Trading - Common stocks	$6,687	$-	$-	$6,687
Trading - Other	-	323	-	323
Securities sold, not yet purchased	$6,687	$323	$-	$7,010

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2011 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2011
Cash equivalents	$260,969	$-	$-	$260,969
Investments in partnerships	-	27,122	-	27,122
Investments in securities:
AFS - Common stocks	33,282	-	-	33,282
AFS - Mutual funds	1,905	-	-	1,905
Trading - Gov't obligations	42,126	-	-	42,126
Trading - Common stocks	158,623	21	670	159,314
Trading - Mutual funds	1,307	-	-	1,307
Trading - Other	55	60	284	399
Total investments in securities	237,298	81	954	238,333
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	55,855	-	-	55,855
AFS - Mutual Funds	3,341	-	-	3,341
Trading - Mutual funds	18	-	-	18
Total investments in sponsored
registered investment companies	59,214	-	-	59,214
Total investments	296,512	27,203	954	324,669
Total assets at fair value	$557,481	$27,203	$954	$585,638
Liabilities
Trading - Common stocks	$5,415	$-	$-	$5,415
Trading - Other	-	73	-	73
Securities sold, not yet purchased	$5,415	$73	$-	$5,488

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2011 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	June 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2011
Cash equivalents	$260,177	$-	$-	$260,177
Investments in partnerships	-	27,977	-	27,977
Investments in securities:
AFS - Common stocks	35,296	-	-	35,296
AFS - Mutual funds	2,098	-	-	2,098
Trading - Gov't obligations	7,925	-	-	7,925
Trading - Common stocks	250,524	10	584	251,118
Trading - Mutual funds	1,501	-	-	1,501
Trading - Other	118	-	369	487
Total investments in securities	297,462	10	953	298,425
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	60,900	-	-	60,900
AFS - Mutual Funds	3,956	-	-	3,956
Trading - Mutual funds	24	-	-	24
Total investments in sponsored
registered investment companies	64,880	-	-	64,880
Total investments	362,342	27,987	953	391,282
Total assets at fair value	$622,519	$27,987	$953	$651,459
Liabilities
Trading - Common stocks	$10,238	$-	$-	$10,238
Trading - Other	6	-	-	6
Securities sold, not yet purchased	$10,244	$-	$-	$10,244

The following tables present additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2012 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	March	Unrealized Gains or		Included in	and			Transfers
	31, 2012	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$647	$24	$-	$-	$24	$-	$-	$-	$671
Trading - Other	278	59	-	-	59	14	-	-	351
Total	$925	$83	$-	$-	$83	$14	$-	$-	$1,022

There were no transfers between any Levels during the three months ended June 30, 2012.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2012 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers
	31, 2011	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$670	$24	$-	$-	$24	$57	$(80)	$-	$671
Trading - Other	284	57	-	-	57	18	(8)	-	351
Total	$954	$81	$-	$-	$81	$75	$(88)	$-	$1,022

There were no transfers between any Levels during the six months ended June 30, 2012.

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

E. Debt

Debt consists of the following:

	June 30, 2012		December 31, 2011		June 30, 2011
	Carrying	Fair Value	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2	Value	Level 2
(In thousands)
5.5% Senior notes	$99,000	$100,955	$99,000	$100,733	$99,000	$103,455
5.875% Senior notes	100,000	99,950	100,000	93,070	100,000	97,440
0% Subordinated debentures	66,598	75,184	64,119	58,899	61,814	57,956
Total	$265,598	$276,089	$263,119	$252,702	$260,814	$258,851

On May 31, 2011, the Company issued $100 million of senior unsecured notes at par.  The net proceeds of $99.1 million were used for working capital and general corporate purposes.  The issuance costs of $0.9 million have been capitalized and are being amortized over the term of the debt.  The notes mature on June 1, 2021 and bear interest at 5.875% per annum, payable semi-annually on June 1 and December 1 of each year and commenced on December 1, 2011.  Upon the occurrence of a change of control triggering event, as defined in the indenture, the Company would be required to offer to repurchase the notes at 101% of their principal amount.

On December 31, 2010, the Company issued $86.4 million in par value of five year zero coupon subordinated debentures due December 31, 2015 (“Debentures”) to its shareholders of record on December 15, 2010 through the declaration of a special dividend of $3.20 per share.  The Debentures have a par value of $100 and are callable at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed.  During the six months ended June 30, 2012, the Company repurchased 229 Debentures having a face value of $22,900.  The redemption was accounted for as an extinguishment of debt and resulted in a loss of $1,000, which was included in net gain from investments on the condensed consolidated statements of income.  There were no repurchases for the three months ended June 30, 2012 or for the three and six month periods ended June 30, 2011.  The debt is being accreted to its face value using the effective rate on the date of issuance of 7.45%.  At June 30, 2012, December 31, 2011 and June 30, 2011, the debt was recorded at its accreted value of $66.6 million, $64.1 million and $61.8 million, respectively.

The fair value of the Company’s debt, which is a Level 2 valuation, is estimated based on either quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  Inputs in these standard models include credit rating, maturity and interest rate.

On May 30, 2012, the Securities and Exchange Commission (“SEC”) declared effective the “shelf” registration statement filed by the Company.  The “shelf” provides the Company with the flexibility of issuing any combination of senior and subordinated debt securities, convertible securities and common and preferred securities up to a total amount of $500 million and replaced the existing shelf registration which was due to expire in July 2012.  $400 million is available on the shelf.

F. Income Taxes

The effective tax rate for the three months ended June 30, 2012 was 36.9% compared to 36.6% for the prior year three month period.  The effective tax rate for the six months ended June 30, 2012 was 36.6% compared to 36.3% for the prior year six month period.

G. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$15,105	$20,647	$38,941	$38,290
Weighted average shares outstanding	26,258	26,665	26,338	26,783
Basic net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.58	$0.77	$1.48	$1.43

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$15,105	$20,647	$38,941	$38,290

Weighted average share outstanding	26,258	26,665	26,338	26,783
Dilutive stock options and restricted stock awards	168	68	163	89
Total	26,426	26,733	26,501	26,872
Diluted net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.57	$0.77	$1.47	$1.42

H. Stockholders’ Equity

Shares outstanding were 26.6 million on June 30, 2012, 26.8 million on December 31, 2011, and 26.8 million on June 30, 2011.

Dividends

	Payment	Record
	Date	Date	Amount

Three months ended March 31, 2012	March 27, 2012	March 13, 2012	$0.04
Three months ended June 30, 2012	June 26, 2012	June 12, 2012	0.29
Six months ended June 30, 2012			$0.33

Three months ended March 31, 2011	March 29, 2011	March 15, 2011	$0.03
Three months ended June 30, 2011	June 28, 2011	June 14, 2011	0.04
Six months ended June 30, 2011			$0.07

Voting Rights

The holders of Class A Common stock (“Class A Stock”) and Class B Common stock (“Class B Stock”) have identical rights except that (i) holders of Class A Stock are entitled to one vote per share, while holders of Class B Stock are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (ii) holders of Class A Stock are not eligible to vote on matters relating exclusively to Class B Stock and vice versa.

Stock Award and Incentive Plan

The Company maintains two plans approved by the shareholders, which are designed to provide incentives which will attract and retain individuals key to the success of GAMCO through direct or indirect ownership of our common stock.  Benefits under the Plans may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards.  A maximum of 1.5 million shares of Class A Stock have been reserved for issuance under each of the Plans by a committee of the Board of Directors responsible for administering the Plans (“Compensation Committee”).  Under the Plans, the committee may grant RSAs and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine.  Options granted under the plans typically vest 75% after three years and 100% after four years from the date of grant and expire after ten years.  Restricted stock award (“RSA”) shares granted under the Plans typically vest 30% after three years and 100% after five years.

On January 3, 2012, the Company approved the granting of 105,300 RSA shares at a grant date fair value of $43.49 per share.  On January 15, 2011, and February 9, 2011, the Company approved the granting of 193,900 RSA shares and 3,300 RSA shares, respectively, at a grant date fair value of $48.85 per share and $45.77 per share, respectively.  As of June 30, 2012, December 31, 2011 and June 30, 2011, there were 373,500 RSA shares, 275,600 RSA shares and 289,800 RSA shares, respectively, outstanding that were previously issued at an average weighted grant price of $45.15, $45.56 and $45.50, respectively.  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee.  This expense, net of forfeitures, is recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

For the three months ended June 30, 2012 and June 30, 2011, we recognized stock-based compensation expense of $0.9 million and $0.7 million, respectively.  For the six months ended June 30, 2012 and June 30, 2011, we recognized stock-based compensation expense of $1.7 million and $1.3 million, respectively.  Actual and projected stock-based compensation expense for RSA shares and options for the years ended December 31, 2011 through December 31, 2016 (based on awards currently issued or granted) is as follows ($ in thousands):

	2011	2012	2013	2014	2015	2016
Q1	$577	$871	$870	$625	$494	$175
Q2	686	869	848	588	462	128
Q3	655	870	805	588	399	128
Q4	670	870	805	588	399	128
Full Year	$2,588	$3,480	$3,328	$2,389	$1,754	$559

The total compensation cost related to non-vested RSAs and options not yet recognized is approximately $9.8 million as of June 30, 2012.  For the three and six months ended June 30, 2012, proceeds from the exercise of 2,000 stock options were $58,000 resulting in a tax benefit to GAMCO of $3,000.  There were no options exercised in either the three or six month periods ended June 30, 2011.  The Company recognized $21,000 in tax benefits from 3,900 RSAs that vested during the six months ended June 30, 2012.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  On May 6, 2011, our Board of Directors authorized an incremental 500,000 shares to be added to the current buyback authorization.  For the three months ended June 30, 2012 and June 30, 2011, the Company repurchased 3,369 shares and 268,621 shares, respectively, at an average price per share of $44.08 and $46.21, respectively.  For the six months ended June 30, 2012 and June 30, 2011, the Company repurchased 228,102 shares and 430,209 shares, respectively, at an average price per share of $44.34 and $45.34, respectively.  From the inception of the program through June 30, 2012, 7,572,154 shares have been repurchased at an average price of $40.74 per share.  At June 30, 2012, the total shares available under the program to be repurchased in the future were 345,265.

I. Goodwill and Identifiable Intangible Assets

At June 30, 2012, $3.5 million of goodwill is reflected within other assets on the condensed consolidated statements of financial condition with $3.3 million related to a 93%-owned subsidiary, Gabelli Securities, Inc. and $0.2 million related to G.distributors, LLC.  The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required.  There were no indicators of impairment for the three and six months ended June 30, 2012 or the three and six months ended June 30, 2011, and as such there was no impairment analysis performed or charge recorded.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the condensed consolidated statements of financial condition at June 30, 2012, December 31, 2011 and June 30, 2011.  The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2013.  The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant.  There were no indicators of impairment for the three and six months ended June 30, 2012 or June 30, 2011, and as such there was no impairment analysis performed or charge recorded.

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

The Company indemnifies the clearing brokers of Gabelli & Company, our broker-dealer subsidiary, for losses they may sustain from the customer accounts that trade on margin introduced by it.  At June 30, 2012, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements and believes the likelihood of a claim being made is remote.  The Company’s estimate of the value of such agreements is de minimis, and therefore an accrual has not been made on the condensed consolidated financial statements.

K. Subsequent Events

On July 2, 2012, the Company completed a tender offer (the “Offer”) for its 0% Subordinated Debentures due December 31, 2015 (“Debentures”).  In connection with the Offer, the Company purchased $64.1 million in face value of Debentures at a price of $870 per $1,000 principal amount for a total cash consideration of $55.8 million.  This transaction reduces the Company’s cash and cash equivalents by $55.8 million, debt outstanding by $49.5 million and results in a one-time loss on extinguishment of debt, net of management fees and tax benefit, of approximately $2.1 million or $0.08 per fully diluted share to be recorded during the third quarter of 2012.  Interest expense is expected to be reduced by $1.8 million in the second half of 2012 and, annually, by $4.0 million in 2013, $4.3 million in 2014 and $4.6 million in 2015.

On August 7, 2012, our Board of Directors increased its quarterly dividend by 25% to $0.05 per share to all of its Class A and Class B shareholders in addition to declaring a special dividend of $0.25 per share payable on September 25, 2012 to its Class A and Class B shareholders of record on September 11, 2012.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Overview

GAMCO through the Gabelli brand, well known for its Private Market Value (PMV) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to mutual funds, institutional and high net worth investors, and investment partnerships, principally in the United States.  Through Gabelli & Company, Inc. (“Gabelli & Company”), we provide institutional research and brokerage services to institutional clients and investment partnerships.  Through G.distributors, LLC (“G.distributors”), we provide mutual fund distribution.  We generally manage assets on a fully discretionary basis and invest in a variety of U.S. and international securities through various investment styles.  Our revenues are based primarily on the Company’s levels of assets under management and fees associated with our various investment products.

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

We conduct our investment advisory business principally through: GAMCO Asset Management Inc. (Institutional and High Net Worth), Gabelli Funds, LLC (Mutual Funds) and Gabelli Securities, Inc. (Investment Partnerships).  We also act as an underwriter and provide institutional research through Gabelli & Company, one of our broker-dealer subsidiaries.  The distribution of our open-end funds is conducted through G.distributors.

Assets under management (“AUM”) were $35.7 billion as of June 30, 2012, a decrease of 1.3% from AUM of $36.1 billion at June 30, 2011 and down 2.8% from the March 31, 2012 AUM of $36.7 billion.  Fund flows in the second quarter of 2012 were a negative $1.0 billion consisting of market depreciation of $1.0 billion and net cash inflows of $2 million.  Average total AUM was $35.5 billion in the 2012 quarter versus $35.7 billion in the prior year period, a decrease of 0.6%.  Average AUM in our open-end equity funds, a key driver to our investment advisory fees, was $12.5 billion in the second quarter of 2012, down 0.8% from the 2011 quarter average AUM of $12.6 billion.

In addition to management fees, we earn incentive fees for certain institutional client assets, assets attributable to preferred issues for our closed-end funds, our Gabelli Global Deal Fund (NYSE: GDL) and investment partnership assets.  As of June 30, 2012, assets with incentive based fees were $3.9 billion, 2.6% higher than the $3.8 billion on June 30, 2011 and 5.4% above the $3.7 billion on March 31, 2012.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 2nd Quarter 2012
				Closed-end Fund
		Market		distributions,
	March 31,	appreciation/	Net cash	net of	June 30,
	2012	(depreciation)	flows	reinvestments	2012
Equities:
Open-end Funds	$12,996	$(306)	$(194)	$-	$12,496
Closed-end Funds	6,067	(203)	105	(109)	5,860
Institutional & PWM - direct	12,031	(343)	(33)	-	11,655
Institutional & PWM - sub-advisory	2,924	(160)	24	-	2,788
Investment Partnerships	594	(5)	192	-	781
SICAV (a)	118	(1)	9	-	126
Total Equities	34,730	(1,018)	103	(109)	33,706
Fixed Income:
Money-Market Fund	1,922	-	(29)	-	1,893
Institutional & PWM	26	-	37	-	63
Total Fixed Income	1,948	-	8	-	1,956
Total Assets Under Management	$36,678	$(1,018)	$111	$(109)	$35,662

The Company reported Assets Under Management as follows (in millions):

Table II: Fund Flows - Six months ended June 30, 2012
				Closed-end Fund
		Market		distributions,
	December 31,	appreciation/	Net cash	net of	June 30,
	2011	(depreciation)	flows	reinvestments	2012
Equities:
Open-end Funds	$12,273	$552	$(329)	$-	$12,496
Closed-end Funds	5,799	133	145	(217)	5,860
Institutional & PWM - direct	10,853	540	262	-	11,655
Institutional & PWM - sub-advisory	2,600	92	96	-	2,788
Investment Partnerships	605	10	166	-	781
SICAV (a)	105	1	20	-	126
Total Equities	32,235	1,328	360	(217)	33,706
Fixed Income:
Money-Market Fund	1,824	-	69	-	1,893
Institutional & PWM	26	-	37	-	63
Total Fixed Income	1,850	-	106	-	1,956
Total Assets Under Management	$34,085	$1,328	$466	$(217)	$35,662

Table III: Assets Under Management
	June 30,	June 30,	%
	2011	2012	Inc.(Dec.)
Equities:
Open-end Funds	$12,912	$12,496	(3.2%)
Closed-end Funds	6,259	5,860	(6.4)
Institutional & PWM - direct	11,735	11,655	(0.7)
Institutional & PWM - sub-advisory	2,953	2,788	(5.6)
Investment Partnerships	609	781	28.2
SICAV (a)	-	126	n/m
Total Equities	34,468	33,706	(2.2)
Fixed Income:
Money-Market Fund	1,643	1,893	15.2
Institutional & PWM	26	63	142.3
Total Fixed Income	1,669	1,956	17.2
Total Assets Under Management	$36,137	$35,662	(1.3%)

Table IV: Assets Under Management by Quarter
						% Increase/
						(decrease) from
	6/11	9/11	12/11	3/12	6/12	6/11	3/12
Equities:
Open-end Funds	$12,912	$11,469	$12,273	$12,996	$12,496	(3.2%)	(3.8%)
Closed-end Funds	6,259	5,355	5,799	6,067	5,860	(6.4)	(3.4)
Institutional & PWM - direct	11,735	9,644	10,853	12,031	11,655	(0.7)	(3.1)
Institutional & PWM - sub-advisory	2,953	2,326	2,600	2,924	2,788	(5.6)	(4.7)
Investment Partnerships	609	627	605	594	781	28.2	31.5
SICAV (a)	-	-	105	118	126	n/m	6.8
Total Equities	34,468	29,421	32,235	34,730	33,706	(2.2)	(2.9)
Fixed Income:
Money-Market Fund	1,643	1,895	1,824	1,922	1,893	15.2	(1.5)
Institutional & PWM	26	26	26	26	63	142.3	142.3
Total Fixed Income	1,669	1,921	1,850	1,948	1,956	17.2	0.4
Total Assets Under Management	$36,137	$31,342	$34,085	$36,678	$35,662	(1.3%)	(2.8%)

(a) Includes $100 million, $102 million and $101 million of proprietary seed capital at December 31, 2011, March 31, 2012 and June 30, 2012, respectively.

Relative long-term investment performance remained strong with approximately 40%,35%, 65% and 72% of firm wide mutual funds performing in the top half of their Lipper categories on a one-, three-, five-, and ten-year total return basis, respectively as of June 30, 2012.  Also, 44% of the firm’s mutual funds that are rated have a 4- or 5-star overall Morningstar RatingTM.

Gabelli/GAMCO Funds Morningstar Ratings Based on Risk Adjusted returns as of June 30, 2012 for funds that we manage
		Overall Rating		3 Year Rating		5 Year Rating		10 Year Rating
	Morningstar		# of		# of		# of		# of
FUND	Category	Stars	Funds	Stars	Funds	Stars	Funds	Stars	Funds
Gabelli ABC AAA	Mid-Cap Growth	êêêê	678	ê	678	êêêêê	598	êêêê	430
Gabelli Asset AAA	Large Blend	êêêêê	1539	êêêêê	1539	êêêê	1346	êêêêê	838
Gabelli Dividend Growth AAA	Large Blend	êêêê	1539	êê	1539	êêê	1346	êêêêê	838
Gabelli Equity Income AAA	Large Blend	êêêê	1539	êêêê	1539	êêêê	1346	êêêêê	838
Gabelli Small Cap Growth AAA	Small Blend	êêêêê	598	êêê	598	êêêêê	518	êêêêê	310
Gabelli SRI Green AAA	World Stock	êêêê	706	êêê	706	êêêê	515	n/a	n/a
Gabelli Utilities AAA	Specialty-Utilities	êêê	75	êê	75	êêêê	73	êê	51
Gabelli Value A	Large Blend	êêê	1539	êêêêê	1539	êê	1346	êêê	838
Gabelli Focus Five AAA	Small Blend	êêê	598	êê	598	êêê	518	n/a	n/a
GAMCO Vertumnus AAA	Convertibles	êê	64	êêê	64	êê	47	êê	39
GAMCO Global Growth AAA	World Stock	êêêê	706	êêêê	706	êêêê	515	êêêê	290
GAMCO Global Opportunity AAA	World Stock	êêêê	706	êêê	706	êêê	515	êêêê	290
GAMCO Global Telecommunications AAA	Specialty-Communications	êêê	46	êê	46	êêê	38	êêêê	29
Gabelli Gold AAA	Specialty-Precious Metals	êêê	70	êêê	70	êêê	62	êêê	45
GAMCO Growth AAA	Large Growth	êê	1510	êê	1510	êê	1297	êê	855
GAMCO International Growth AAA	Foreign Large Growth	êêê	210	êêêê	210	êêê	171	êêê	96
GAMCO Mathers	Conservative Allocation	ê	569	ê	569	ê	482	ê	182
Gabelli Enterprise Mergers & Acquisitions A	Mid-Cap Blend	êêê	385	ê	385	êêêê	311	êêê	195
Percent of Rated funds rated 4 or 5 stars		44.44%		27.78%		44.44%		50.00%

The Overall Morningstar Rating™ is derived from a weighted average of the performance figures associated with its three, five and ten year (if applicable) Morningstar Rating metrics. Data presented reflects past performance, which is no guarantee of future results. Ratings are for Class AAA or A shares noted above. Other classes may have different performance characteristics. Unrated funds and closed-end funds are not listed above. The percentage of 4 and 5 star funds are calculated based on the total number of GAMCO
/Gabelli Funds that are rated for a given period. For each fund with at least a three year history, Morningstar calculates a Morningstar Rating based on a Morningstar Risk-Adjusted
Retrun measure (including the effects of sales charges, loads, and redemption fees) that accounts for variation in a fund's monthly performance, placing more emphasis on downward variations and rewarding consistent performance. The top 10% of the funds in each category receive 5 stars, the next 22.5% receive 4 stars, the next 35% receive 3 stars, the next 22.5% receive 2 stars, and the bottom 10% receive 1 star. (Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages.) Strong relative performance is not indicative of positive fund returns. Performance for some funds was negative for certain periods. © 2012 Morningstar, Inc. All rights reserved. The information contained herein: (1) is proprietaryto Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its contentproviders are responsible for any damages or losses arising from any use of this information. Investors should carefully consider the investment objectives, risks, charges, andexpenses of each fund before investing. Each fund's prospectus contains information about these and other matters and should be read carefully before investing. Each fund's share price will fluctuate with changes in the market value of the fund's portfolio securities. Stocks are subject to market, economic and business risks that cause their prices to fluctuate. When you sell fund shares, they may be worth less than what you paid for them. Consequently, you can lose money by investing in any of the funds. You can obtain a prospectus by calling 800-GABELLI (422-3554), online at
www.gabelli.com, or from your financial advisor. Distributed by G.distributors, LLC, One Corporate Center, Rye New York, 10580.
The inception date for the Gabelli SRI Green Fund was June 1, 2007. The inception date for the Gabelli Focus Five Fund was December 31, 2002.

GABELLI/GAMCO FUNDS		Gabelli/GAMCO Funds Lipper Rankings as of June 30, 2012
		1 Yr - 6/30/11-6/30/12		3 Yrs - 6/30/09-6/30/12		5 Yrs - 6/30/07-6/30/12		10 Yrs - 6/30/02-6/30/12
		Percentile	Rank /	Percentile	Rank /	Percentile	Rank /	Percentile	Rank /
Fund Name	Lipper Category	Rank	Total Funds	Rank	Total Funds	Rank	Total Funds	Rank	Total Funds
Gabelli Asset; AAA	Multi-Cap Core Funds	48	348/724	14	84/632	12	62/545	9	26/292
Gabelli Value Fund; A	Multi-Cap Core Funds	58	416/724	2	12/632	26	138/545	17	47/292
Gabelli SRI; AAA	Global Small/Mid-Cap Funds	72	63/87	74	58/78	8	5/66	-	-
Gabelli Eq:Eq Inc; AAA	Equity Income Funds	74	218/296	37	90/248	34	71/214	12	12/105
GAMCO Growth; AAA	Large-Cap Core Funds	41	423/1,042	77	720/941	42	335/807	58	315/550
Gabelli Eq:SC Gro; AAA	Small-Cap Core Funds	60	409/681	66	403/613	15	76/519	11	32/300
Gabelli Focus Five Fund;AAA	Small-Cap Core Funds	58	389/681	74	451/613	36	183/519	-	-
GAMCO Gl:Oppty; AAA	Global Large-Cap Growth	76	84/110	57	50/87	55	40/72	32	16/49
GAMCO Gl:Growth; AAA	Global Large-Cap Growth	19	20/110	20	17/87	25	18/72	22	11/49
Gabelli Gold; AAA	Precious Metal Funds	10	7/74	45	27/59	34	17/50	37	13/35
GAMCO Intl Gro; AAA	International Large-Cap Growth	21	45/219	4	8/207	23	40/179	39	46/118
Gabelli Dividend Growth Fund; AAA	Large-Cap Core Funds	64	660/1,042	82	771/941	58	464/807	3	15/550
Gabelli Inv:ABC; AAA	Specialty Diversified Equity Funds	35	16/46	54	17/31	38	10/26	10	1/9
GAMCO Mathers; AAA	Specialty Diversified Equity Funds	71	33/46	72	23/31	71	19/26	30	3/9
Comstock Cap Val; A	Specialty Diversified Equity Funds	81	38/46	91	29/31	86	23/26	70	7/9
GAMCO Gl:Telecom; AAA	Telecommunications Funds	75	30/39	75	26/34	52	14/26	27	5/18
GAMCO Gl:Vertumnus; AAA	Convertible Securities Funds	52	37/71	66	36/54	95	37/38	91	29/31
Gabelli Utilities; AAA	Utility Funds	66	49/74	73	49/67	13	8/62	75	32/42
787:Gabelli Merg&Acq; A	Mid-Cap Core Funds	15	45/309	98	275/280	60	137/230	94	150/160
Gabelli Capital Asset Fund	Distributed through Insurance Channel	46	137/295	4	11/282	27	67/247	11	16/147
% of funds in top half		40.0%		35.0%		65.0%		72.2%

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
Relative long-term investment performance remained strong with approximately 40%, 35%, 65% and 72% of firmwide mutual funds in the top half of their Lipper categories on a one-, three-, five-, and ten-year total-return basis, respectively, as of June 30, 2012.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared To Three Months Ended June 30, 2011

(Unaudited; in thousands, except per share data)
	2012	2011
Revenues
Investment advisory and incentive fees	$67,210	$69,252
Distribution fees and other income	11,006	11,588
Institutional research services	2,808	4,241
Total revenues	81,024	85,081
Expenses
Compensation	32,921	34,365
Management fee	2,615	3,626
Distribution costs	10,012	9,588
Other operating expenses	5,109	7,005
Total expenses	50,657	54,584
Operating income	30,367	30,497
Other income (expense)
Net gain/(loss) from investments	(4,171)	3,669
Interest and dividend income	1,782	1,861
Interest expense	(4,429)	(3,403)
Total other income (expense), net	(6,818)	2,127
Income before income taxes	23,549	32,624
Income tax provision	8,686	11,945
Net income	14,863	20,679
Net income/(loss) attributable to noncontrolling interests	(242)	32
Net income attributable to GAMCO Investors, Inc.'s shareholders	$15,105	$20,647

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.58	$0.77
Diluted	$0.57	$0.77

Reconciliation of net income attributable to GAMCO Investors, Inc.'s shareholders to Adjusted EBITDA:

Net income attributable to GAMCO Investors, Inc.'s shareholders	$15,105	$20,647
Interest expense	4,429	3,403
Income tax provision and net income attributable to noncontrolling interests	8,444	11,977
Depreciation and amortization	179	184
Adjusted EBITDA (a)	$28,157	$36,211

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

Overview

Net income attributable to shareholders of GAMCO Investors, Inc. for the quarter was $15.1 million or $0.57 per fully diluted share versus $20.6 million or $0.77 per fully diluted share in the prior year’s quarter.  The quarter to quarter comparison was lower due to a decrease in total revenues, largely driven by lower AUM, an investment loss in our proprietary portfolios, higher interest expense on higher average debt balances outstanding and a higher effective tax rate which were partially offset by decreased operating expenses.

Revenues

Investment advisory and incentive fees for the second quarter 2012 were $67.2 million, 3.0% below the 2011 comparative figure of $69.3 million.  Open-end mutual fund revenues decreased by 0.6% to $30.6 million from $30.8 million in second quarter 2011 driven by a 0.6% decrease in average open-end equity AUM resulting from both net outflows and negative market performance.  Our closed-end fund revenues fell 7.9% to $11.7 million in the second quarter 2012 from $12.7 million in 2011 due to a 7.9% decrease in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, increased $0.8 million, or 3.7%, to $22.3 million from $21.5 million in second quarter 2011.  During the second quarter 2012, we earned $1.1 million in incentive fees, a decrease of $2.2 million from the $3.3 million recognized in the 2011 quarter.  Investment partnership revenues were $1.5 million, an increase of 50.0% from $1.0 million in second quarter 2011 due to an increase in average AUM resulting from net inflows.

Open-end fund distribution fees and other income were $11.0 million for the second quarter 2012, a decrease of $0.6 million or 5.2% from $11.6 million in the prior year period, primarily due to lower quarterly average AUM in open-end equity mutual funds that generate such fees and a decreased level of sales of load shares of mutual funds.

Our institutional research subsidiary had revenues of $2.8 million in the second quarter 2012, down 33.3% from $4.2 million in the prior year quarter due to both lower trading volume and a drop in average commission rates.

Expenses

Compensation costs, which are largely variable, were $32.9 million or 4.4% lower than the $34.4 million incurred in the prior year period.  The quarter over quarter decrease was largely comprised of $0.5 million less in variable compensation related to the lower AUM and a $1.2 million decrease in commissions and payouts related to lower trading volume and sales of open-end funds partially offset by $0.2 million in amortization expense for RSAs issued in January 2012.

Management fee expense, which is wholly variable and based on pretax income, decreased to $2.6 million in the second quarter of 2012 from $3.6 million in the 2011 period.

Distribution costs were $10.0 million, an increase of $0.4 million or 4.2% from $9.6 million in the prior year’s period.  This increase in distribution costs was mostly due to a higher percentage of AUM coming through third-party distributors and an increase in expense reimbursements.

Other operating expenses were $5.1 million in the second quarter of 2012, a decline of $1.9 million, or 27.1%, from $7.0 million in the second quarter of 2011.  The quarter comparison benefited from a combination of reimbursements received in the 2012 period for previously incurred legal expenses and one-time accruals for client service matters in 2011 totaling $1.7 million.  Excluding these items other operating expenses fell $0.2 million or 3.2%.

Total expenses, excluding the management fee, were $48.0 million in the second quarter of 2012, a 5.9% decrease from $51.0 million in the second quarter of 2011.

Operating income for the second quarter of 2012 was $30.4 million, a decrease of $0.1 million from the second quarter 2011’s $30.5 million.  Operating income, as a percentage of revenues, was 37.5% in the 2012 quarter as compared to 35.8% in the 2011 quarter.

Other

Total other income (expense), net of interest expense, was an expense of $6.8 million for the second quarter 2012 versus income of $2.1 million in the prior year’s quarter.  Realized and unrealized losses in our trading portfolio were $4.2 million in the 2012 quarter, a decrease of $7.9 million versus $3.7 million of gains in the 2011 quarter largely from the relative weakness in the U.S. equity markets.  Interest and dividend income was lower by $0.1 million.  Interest expense increased by $1.0 million to $4.4 million in the second quarter of 2012 from the $3.4 million in second quarter of 2011 due to an increase in total debt outstanding.

The effective tax rate for the three months ended June 30, 2012 was 36.9% as compared to the prior year period’s effective rate of 36.6%.

Six Months Ended June 30, 2012 Compared To Six Months Ended June 30, 2011

(Unaudited; in thousands, except per share data)
	2012	2011
Revenues
Investment advisory and incentive fees	$134,993	$132,163
Distribution fees and other income	22,629	21,933
Institutional research services	5,151	7,890
Total revenues	162,773	161,986
Expenses
Compensation	67,475	67,782
Management fee	6,799	6,739
Distribution costs	20,189	23,017
Other operating expenses	10,931	13,191
Total expenses (a)	105,394	110,729
Operating income	57,379	51,257
Other income
Net gain from investments	9,707	12,409
Interest and dividend income	3,018	3,797
Interest expense	(8,833)	(6,270)
Total other income, net	3,892	9,936
Income before income taxes	61,271	61,193
Income tax provision	22,442	22,233
Net income	38,829	38,960
Net income/(loss) attributable to noncontrolling interests	(112)	670
Net income attributable to GAMCO Investors, Inc.'s shareholders	$38,941	$38,290

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.48	$1.43
Diluted	$1.47	$1.42

Reconciliation of net income attributable to GAMCO Investors, Inc.'s shareholders to Adjusted EBITDA:

Net income attributable to GAMCO Investors, Inc.'s shareholders	$38,941	$38,290
Interest expense	8,833	6,270
Income tax provision and net income attributable to noncontrolling interests	22,330	22,903
Depreciation and amortization	359	456
Adjusted EBITDA (b)	$70,463	$67,919

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

Overview

Net income attributable to shareholders of GAMCO Investors, Inc. for the first half of 2012 was $38.9 million or $1.47 per fully diluted share versus $38.3 million or $1.42 per fully diluted share in the first half of 2011.  The period to period comparison benefited from an increase in total revenues, largely driven by higher AUM, and a decrease in operating expenses which were offset by a decrease in investment gains in our proprietary portfolios, an increase in interest expense on higher average debt balances outstanding and a higher effective tax rate.

Revenues

Investment advisory and incentive fees for the six months ended June 30, 2012 were $135.0 million, 2.1% above the 2011 comparative figure of $132.2 million.  Open-end mutual fund revenues increased by 4.9% to $62.1 million from $59.2 million in first half of 2011 driven by a 4.3% increase in average open-end equity AUM resulting from both net inflows and positive market performance.  Our closed-end fund revenues fell 1.6% to $24.0 million in the first half of 2012 from $24.4 million in 2011 due to a 2.0% decrease in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, increased $1.3 million, or 3.2%, to $42.5 million from $41.2 million in first half of 2011, largely due to an increase in billable AUM.  During the first half of 2012, we earned $3.6 million in incentive fees, a decrease of $1.9 million from $5.5 million earned in the first half of 2011.  Investment partnership revenues were $2.7 million, an increase of 42.1% from $1.9 million for the six months ended June 30, 2011.

Open-end fund distribution fees and other income were $22.6 million for the first six months of 2012, an increase of $0.7 million or 3.2% from $21.9 million in the prior year period, primarily due to higher quarterly average AUM in open-end equity mutual funds that generate such fees.

Our institutional research subsidiary had revenues of $5.2 million in the first half of 2012, down 34.2% from $7.9 million in the prior year period principally due to lower trading volume.

Expenses

Compensation costs, which are largely variable, were $67.5 million or 0.4% lower than the $67.8 million incurred in the prior year period.  Included in the 2011 period was $0.4 million in one-time costs related to the launch of a new closed-end fund.  Excluding these costs, the period over period increase was $0.1 million or 0.1% and was largely comprised of a $2.4 million decrease in commissions and payouts related to lower trading volume and sales of open-end funds partially offset by $1.4 million of increased variable compensation related to the increased levels of AUM, $0.5 million in increased amortization expense for RSAs issued in January 2012 and $0.2 million in increased fixed compensation.

Management fee expense, which is wholly variable and based on pretax income, increased to $6.8 million for the six months ended June 30, 2012 from $6.7 million in the 2011 period.

Distribution costs were $20.2 million, a decrease of $2.8 million or 12.2% from $23.0 million in the prior year’s period.  Costs were lower on a comparable basis due to $4.7 million in one-time charges related to the launch of a closed-end fund, the GAMCO Natural Resources, Gold & Income Trust by Gabelli (“GNT”), during the first half of 2011.  Excluding these one-time charges, distribution costs increased $1.9 million, or 10.4%, to $20.2 million from $18.3 million for the first half of 2011.  This increase in distribution costs was mostly due to the 4.3% increase in average AUM in our open-end equity funds, increased amortization of costs associated with sales of Class C shares and higher expense reimbursements.

Other operating expenses were $10.9 million in the first six months of 2012, a decline of $2.3 million or 17.4% from the $13.2 million in the first half of 2011 largely due to the one-time charges of $0.5 million related to the launch of GNT and for client service matters totaling $1.7 million in the 2011 period and reimbursements received in 2012 for previously incurred legal expenses.  Excluding these items, other operating expenses fell $0.1 million or 0.8%.

Total expenses, excluding the management fee, were $98.6 million for the six months ended June 30, 2012, a 5.2% decrease from $104.0 million in the first half of 2011, primarily due to the $5.6 million in one-time charges related to the launch of GNT in the first half of 2011.

Operating income for the first six months of 2012 was $57.4 million, an increase of $6.1 million from the first half 2011’s $51.3 million.  Operating income, as a percentage of revenues, was 35.3% in the 2012 period as compared to 31.6% in the 2011 period.  The 2011 operating income and operating margin were negatively impacted by $5.6 million in one-time charges related to the launch of GNT.

Other

Total other income, net of interest expense, was $3.9 million for the first six months of 2012 versus $9.9 million in the prior year’s first half.  Realized and unrealized gains in our trading portfolio were $9.7 million in the 2012 period, a decrease of $2.7 million versus $12.4 million in the first half of 2011.  Interest and dividend income was lower by $0.8 million.  Interest expense increased by $2.5 million to $8.8 million in the first half of 2012 from the $6.3 million in the first half of 2011 due to an increase in total debt outstanding.

The effective tax rate for the six months ended June 30, 2012 was 36.6% as compared to the prior year period’s effective rate of 36.3%.

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

Summary cash flow data is as follows:

	Six months ended
	June 30,
	2012	2011
Cash flows provided by:	(in thousands)
Operating activities	$45,138	$692
Investing activities	1,614	2,092
Financing activities	1,351	89,714
Effect of exchange rates on cash and cash equivalents	(3)	(9)
Net increase	48,100	92,489
Cash and cash equivalents at beginning of period	276,340	169,601
Decrease in cash from deconsolidation	-	(1,251)
Cash and cash equivalents at end of period	$324,440	$260,839

Cash requirements and liquidity needs have historically been met through cash generated by operating activities and our borrowing capacity.  We filed a shelf registration with the SEC in 2009 which, among other things, provides us the flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $400 million.  We replaced this shelf registration with a new filing for up to $500 million on May 14, 2012.  On May 31, 2011, the Company issued $100 million of senior unsecured notes at par.  The net proceeds of $99.1 million were used for working capital and general corporate purposes.  The notes mature June 1, 2021 and bear interest, payable semi-annually, at 5.875% per annum.  The notes were issued pursuant to the Company’s shelf registration and there remains $400 million available under the shelf for future use.  On May 21, 2012, the Company commenced a tender offer (the “Offer”) to purchase up to $50 million aggregate principal amount (“face value”) of its 0% Subordinated Debentures (“Debentures”) due 2015 at a price to be determined under a “Modified Dutch Auction” procedure.  On June 19, 2012, we amended the Offer to increase the maximum principal amount of Debentures the Company would purchase to the entire amount outstanding and extended the expiration date of the Offer to July 2, 2012.  At the expiration of the Offer, the Company purchased $64.1 million in face value of Debentures (accreted value of $49.5 million) at a price of $870 per $1,000 principal amount for a total cost of $55.8 million.  This transaction reduces the Company’s cash and cash equivalents by $55.8 million, debt outstanding by $49.5 million and results in a one-time loss on extinguishment of debt, net of management fees and tax benefit, of approximately $2.1 million.  Interest expense is expected to be reduced by $1.8 million in the second half of 2012 and, annually, by $4.0 million in 2013, $4.3 million in 2014 and $4.6 million in 2015.

At June 30, 2012, we had total cash and cash equivalents of $324.4 million, an increase of $63.6 million from December 31, 2011.  Cash and cash equivalents of $0.9 million and investments in securities of $7.0 million held by consolidated investment partnerships and offshore funds may not be readily available for the Company to access.  Total debt outstanding at June 30, 2012 was $265.6 million, consisting of $66.6 million in five year zero coupon subordinated debentures due 2015 (“Debentures”), with a face value of $86.3 million, $100 million of 5.875% senior notes due 2021 and $99 million of 5.5% senior notes due 2013.

For the six months ended June 30, 2012, cash provided by operating activities was $45.1 million, an increase of $44.4 million from cash provided in the prior year period of $0.7 million.  Cash was provided through an increase in net distributions received from partnerships of $8.9 million, a $60.8 million decrease in trading investments, $4.4 million in increased payables and $8.9 million from other sources.  Reducing cash was a decrease in net income of $0.1 million, $25.6 million increase in receivable from brokers and $12.9 million increase in investment advisory fees receivables.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $1.6 million in the first six months of 2012.  Cash provided by financing activities in the first six months of 2012 was $1.4 million, including $20.1 million in net contributions from redeemable noncontrolling interests partially offset by $8.7 million paid in dividends and $10.1 million paid for the purchase of treasury stock.

For the six months ended June 30, 2011, cash provided by operating activities was $0.7 million.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $2.1 million in the first six months of 2011.  Cash provided by financing activities in the first six months of 2011 was $89.7 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

We have two broker-dealers, Gabelli & Company and G.distributors, which are subject to certain net capital requirements.  Both broker-dealers compute their net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 at June 30, 2012.  At June 30, 2012, Gabelli & Company had net capital, as defined, of approximately $6.0 million, exceeding the regulatory requirement by approximately $5.7 million and G.distributors, which became the distributor of the open-end mutual funds on August 1, 2011, had net capital, as defined, of approximately $3.4 million, exceeding the regulatory requirement by approximately $3.2 million.  Net capital requirements for our affiliated broker-dealers may increase in accordance with rules and regulations to the extent they engage in other business activities.

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

Equity Price Risk

The Company earns substantially all of its revenue as advisory and distribution fees from our affiliated open-end and closed-end funds, Institutional and Private Wealth Management, and Investment Partnership assets.  Such fees represent a percentage of AUM, and the majority of these assets are in equity investments.  Accordingly, since revenues are proportionate to the value of those investments, a substantial increase or decrease in equity markets overall will have a corresponding effect on the Company's revenues.

With respect to our proprietary investment activities, included in investments in securities of $249.6 million and investments in sponsored registered investment companies of $59.6 million at June 30, 2012 were investments in United States Treasury Bills and Notes of $50.1 million, mutual funds and closed-end funds, largely invested in equity products, of $63.0 million, a selection of common and preferred stocks totaling $195.7 million, and other investments of approximately $0.4 million.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $195.7 million invested in common and preferred stocks at June 30, 2012, $32.8 million represented our investment in Westwood Holdings Group Inc., and $71.8 million was invested by the Company in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Risk arbitrage generally involves announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At June 30, 2012, the fair value of securities sold, not yet purchased was $7.0 million.  Investments in partnerships totaled $102.1 million at June 30, 2012, $51.5 million of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of June 30, 2012.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At June 30, 2012:
Equity price sensitive investments, at fair value	$281,049	$252,944	$309,154
At December 31, 2011:
Equity price sensitive investments, at fair value	$261,024	$234,922	$287,126

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on June 30, 2012 cash and cash equivalent balance of $324.4 million, a 1% increase in interest rates would increase our interest income by $3.2 million annually.  Given that our current return on these cash equivalent investments is approximately 0.01% annually, an analysis of a 1% decrease is not meaningful.

As the advisor to a money market fund that invests 100% in U.S. Government securities, our exposure to interest rate risk results from the fund’s potential inability to earn a return in excess of the fund’s expenses.  If the fund were to earn no return on its $1.9 billion in assets, the advisor could be responsible to cover the fund’s expenses of approximately $570,000, or 0.03%, annually.

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

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At June 30, 2012, we had equity investments, including mutual funds largely invested in equity products, of $309.2 million.  Investments in mutual funds and closed-end funds, $63.0 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships totaled $102.1 million, of which $51.5 million were invested in partnerships which invest in risk arbitrage.  Risk arbitrage is primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes will be recorded as net gain from investments in the condensed consolidated statements of income while the available for sale portfolio changes will be recorded in other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Co-Chief Accounting Officers (“CAOs”), to allow timely decisions regarding required disclosure.  Our CEO, CFO, and CAOs participated in this evaluation and concluded that, as of the date of June 30, 2012, our disclosure controls and procedures were effective.

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

From time to time, the Company is named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  The Company cannot predict the ultimate outcome of such matters.  The consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which are reasonably possible and, if material, makes the necessary disclosures.  Such amounts, both those that are probable and those that are reasonably possible, are not considered material to the Company’s financial condition, operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended June 30, 2012:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
4/01/12 - 4/30/12	-	$-	-	348,634
5/01/12 - 5/31/12	2,969	44.16	2,969	345,665
6/01/12 - 6/30/12	400	43.55	400	345,265
Totals	3,369	$44.08	3,369

Our stock repurchase programs are not subject to expiration dates.

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer	Title: Co-Chief Accounting Officer

Date: August 7, 2012	Date: August 7, 2012