Form 10-Q
period 2012-09-30
GAMCO INVESTORS, INC. ET AL
filed 2012-11-02
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at October 31, 2012
Class A Common Stock, .001 par value	6,684,215
Class B Common Stock, .001 par value	19,919,818

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended September 30, 2012 and 2011
- Nine months ended September 30, 2012 and 2011

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended September 30, 2012 and 2011
- Nine months ended September 30, 2012 and 2011

Condensed Consolidated Statements of Financial Condition:
- September 30, 2012
- December 31, 2011
- September 30, 2011

Condensed Consolidated Statements of Equity:

- Nine months ended September 30, 2012 and 2011

Condensed Consolidated Statements of Cash Flows:
- Nine months ended September 30, 2012 and 2011

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Investment advisory and incentive fees	$67,790	$65,244	$202,783	$197,407
Distribution fees and other income	11,139	11,486	33,768	33,419
Institutional research services	3,302	3,421	8,453	11,311
Total revenues	82,231	80,151	245,004	242,137
Expenses
Compensation	32,948	32,010	100,423	99,792
Management fee	3,056	1,387	9,855	8,126
Distribution costs	10,386	11,091	30,575	34,108
Other operating expenses	6,829	5,002	17,760	18,193
Total expenses	53,219	49,490	158,613	160,219	(a)

Operating income	29,012	30,661	86,391	81,918
Other income (expense)
Net gain/(loss) from investments	7,525	(16,152)	17,234	(3,743)
Extinguishment of debt (b)	(6,305)	-	(6,307)	-
Interest and dividend income	920	1,823	3,938	5,620
Interest expense	(3,586)	(4,418)	(12,419)	(10,688)
Total other income (expense), net	(1,446)	(18,747)	2,446	(8,811)
Income before income taxes	27,566	11,914	88,837	73,107
Income tax provision	8,467	4,745	30,909	26,978
Net income	19,099	7,169	57,928	46,129
Net income/(loss) attributable to noncontrolling interests	95	(530)	(17)	140
Net income attributable to GAMCO Investors, Inc.'s shareholders	$19,004	$7,699	$57,945	$45,989

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.72	$0.29	$2.20	$1.72

Diluted	$0.72	$0.29	$2.19	$1.72

Weighted average shares outstanding:
Basic	26,250	26,496	26,309	26,686

Diluted	26,439	26,576	26,480	26,772

Dividends declared:	$0.30 (c)	$0.04	$0.63	$0.11

(a) Includes $5.6 million in costs directly related to the launch of a new closed-end fund.
(b) Relates to repurchase of $64.6 million (face value) of Subordinated Debentures.
(c) Includes regular quarterly dividend of $0.05 per share and special dividend of $0.25 per share.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$19,099	$7,169	$57,928	$46,129
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(34)	(18)	(29)	5
Net unrealized gains/(losses) on securities available for sale	2,938	(7,906)	3,816	(6,969)
Other comprehensive income/(loss)	2,904	(7,924)	3,787	(6,964)

Comprehensive income/(loss)	22,003	(755)	61,715	39,165
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(95)	530	17	(140)

Comprehensive income/(loss) attributable to GAMCO Investors, Inc.	$21,908	$(225)	$61,732	$39,025

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	September 30,	December 31,	September 30,
	2012	2011	2011
ASSETS
Cash and cash equivalents	$288,685	$276,340	$335,656
Investments in securities	235,445	238,333	214,759
Investments in sponsored registered investment companies	64,223	59,214	55,564
Investments in partnerships	102,604	100,893	98,286
Receivable from brokers	55,159	20,913	67,064
Investment advisory fees receivable	29,187	32,156	23,451
Income tax receivable	1,018	39	227
Other assets	22,250	28,861	25,883
Total assets	$798,571	$756,749	$820,890

LIABILITIES AND EQUITY
Payable to brokers	$28,039	$10,770	$15,590
Income taxes payable and deferred tax liabilities	16,445	15,296	21,235
Capital lease obligation	4,982	5,072	5,100
Compensation payable	33,998	17,695	31,559
Securities sold, not yet purchased	3,856	5,488	6,743
Mandatorily redeemable noncontrolling interests	1,356	1,386	1,490
Accrued expenses and other liabilities	30,175	24,441	31,450
Sub-total	118,851	80,148	113,167

5.5% Senior notes (due May 15, 2013)	99,000	99,000	99,000
5.875% Senior notes (due June 1, 2021)	100,000	100,000	100,000
Zero coupon subordinated debentures, Face value: $21.8 million at September 30, 2012,
$86.3 million at December 31, 2011 and $86.4 million at September 30, 2011
(due December 31, 2015)	17,118	64,119	62,973
Total liabilities	334,969	343,267	375,140

Redeemable noncontrolling interests	20,228	6,071	38,050
Commitments and contingencies (Note J)
Equity
GAMCO Investors, Inc. stockholders' equity
Preferred stock, $.001 par value; 10,000,000 shares authorized;
none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
13,904,190, 13,627,397 and 13,600,897 issued, respectively; 6,685,414,
6,684,149 and 6,666,654 outstanding, respectively	13	13	13
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 19,920,730, 20,070,746 and 20,106,746 shares
outstanding, respectively	20	20	20
Additional paid-in capital	267,914	264,409	264,028
Retained earnings	450,326	409,191	413,295
Accumulated other comprehensive income	26,307	22,520	18,425
Treasury stock, at cost (7,218,776, 6,943,248 and 6,934,243 shares, respectively)	(304,567)	(292,181)	(291,781)
Total GAMCO Investors, Inc. stockholders' equity	440,013	403,972	404,000
Noncontrolling interests	3,361	3,439	3,700
Total equity	443,374	407,411	407,700

Total liabilities and equity	$798,571	$756,749	$820,890

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the nine months ended September 30, 2012
		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2011	$3,439	$33	$264,409	$409,191	$22,520	$(292,181)	$407,411	$6,071
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(8,566)
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	22,662
Net income (loss)	(78)	-	-	57,945	-	-	57,867	61
Net unrealized gains on
securities available for sale,
net of income tax ($2,241)	-	-	-	-	3,816	-	3,816	-
Foreign currency translation	-	-	-	-	(29)	-	(29)	-
Dividends declared ($0.63 per
share)	-	-	-	(16,810)	-	-	(16,810)	-
Stock based compensation
expense	-	-	2,615	-	-	-	2,615	-
Exercise of stock options
including tax benefit	-	-	890	-	-	-	890	-
Purchase of treasury stock	-	-	-	-	-	(12,386)	(12,386)	-
Balance at September 30, 2012	$3,361	$33	$267,914	$450,326	$26,307	$(304,567)	$443,374	$20,228

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the nine months ended September 30, 2011
		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2010	$3,579	$33	$262,108	$370,272	$25,389	$(271,773)	$389,608	$26,984
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(2,340)
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	17,490
Deconsolidation of
Partnership	-	-	-	-	-	-	-	(4,103)
Net income	121	-	-	45,989	-	-	46,110	19
Net unrealized gains on
securities available for sale,
net of income tax benefit ($4,093)	-	-	-	-	(6,969)	-	(6,969)	-
Foreign currency translation	-	-	-	-	5	-	5	-
Dividends declared
($0.11 per share)	-	-	-	(2,966)	-	-	(2,966)	-
Stock based compensation
expense	-	-	1,920	-	-	-	1,920	-
Purchase of treasury stock	-	-	-	-	-	(20,008)	(20,008)	-
Balance at September 30, 2011	$3,700	$33	$264,028	$413,295	$18,425	$(291,781)	$407,700	$38,050

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities
Net income	$57,928	$46,129
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net gains from partnerships	(4,445)	(268)
Depreciation and amortization	580	642
Stock based compensation expense	2,615	1,920
Deferred income taxes	1,708	(1,358)
Tax benefit from exercise of stock options	108	-
Foreign currency translation	(29)	5
Other-than-temporary loss on available for sale securities	20	-
Fair value of donated securities	393	111
Gains on sales of available for sale securities	(1,503)	(584)
Accretion of zero coupon debentures	2,908	3,393
Extinguishment of debt	6,307	-
(Increase) decrease in assets:
Investments in trading securities	(60)	5,417
Investments in partnerships:
Contributions to partnerships	(26,893)	(13,283)
Distributions from partnerships	29,627	3,312
Receivable from brokers	(34,246)	(26,130)
Investment advisory fees receivable	2,970	21,339
Income tax receivable and deferred tax assets	(979)	98
Other assets	6,045	(2,424)
Increase (decrease) in liabilities:
Payable to brokers	17,268	14,036
Income taxes payable and deferred tax liabilities	(2,802)	3,726
Compensation payable	16,301	7,787
Mandatorily redeemable noncontrolling interests	(30)	47
Accrued expenses and other liabilities	5,394	9,579
Total adjustments	21,257	27,365
Net cash provided by operating activities	$79,185	$73,494

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
Investing activities
Purchases of available for sale securities	$(1,264)	$(4,374)
Proceeds from sales of available for sale securities	3,068	5,685
Return of capital on available for sale securities	1,650	1,262
Net cash provided by investing activities	3,454	2,573

Financing activities
Contributions from redeemable noncontrolling interests	22,662	17,490
Redemptions of redeemable noncontrolling interests	(8,566)	(2,340)
Issuance of 5.875% Senior notes due June 1, 2021	-	100,000
Issuance costs on the 5.875% Senior notes due June 1, 2021	-	(934)
Proceeds from exercise of stock options	781	-
Repurchase of zero coupon subordinated debentures	(56,215)	-
Dividends paid	(16,558)	(2,966)
Purchase of treasury stock	(12,386)	(20,008)
Net cash (used in) provided by financing activities	(70,282)	91,242
Effect of exchange rates on cash and cash equivalents	(12)	(3)
Net increase in cash and cash equivalents	12,345	167,306
Cash and cash equivalents at beginning of period	276,340	169,601
Decrease in cash from deconsolidation of partnership	-	(1,251)
Cash and cash equivalents at end of period	$288,685	$335,656
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,684	$3,554
Cash paid for taxes	$31,639	$23,587

Non-cash activity:
- On January 1, 2011, GAMCO Investors, Inc. was no longer deemed to have control over a certain partnership which resulted in the deconsolidation of that partnership and decreases of approximately $1,251 of cash and cash equivalents, $2,852 of net assets and $4,103 of noncontrolling interests.
- For the nine months ended September 30, 2012 and September 30, 2011, the Company accrued restricted stock award dividends of $203 and $27, respectively.
See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

Recent Accounting Developments

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on fair value measurement which expands existing disclosure requirements for fair value measurements and makes other amendments.  The guidance requires, for level 3 fair value measurements, (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.  Additionally, the guidance requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial condition but whose fair value must be disclosed and clarifies that the valuation premise and highest and best use concepts are not relevant to financial assets or liabilities.  The guidance is effective for interim and annual periods beginning after December 15, 2011.  The Level 3 investments held by the Company are not material, and therefore the adoption of this standard did not have a material impact on the Company.

In June 2011, the FASB issued guidance which revises the manner in which entities present comprehensive income in their financial statements.  The new guidance requires entities to report comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used historically, and the second statement would include components of other comprehensive income (“OCI”).  The guidance does not change the items that must be reported in OCI.  In December 2011, the FASB indefinitely deferred a portion of the guidance that would have required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which the net income is presented and the statement in which other comprehensive income is presented.  The guidance is effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years.  The Company adopted the guidance on January 1, 2012 and opted for the two separate but consecutive statements approach.  Accordingly, the Company now presents the condensed consolidated statements of comprehensive income immediately following the condensed consolidated statements of income.

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

B.  Investment in Securities

Investments in securities at September 30, 2012, December 31, 2011 and September 30, 2011 consisted of the following:

	September 30, 2012		December 31, 2011		September 30, 2011
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$28,731	$28,742	$42,124	$42,126	$18,698	$18,699
Common stocks	160,027	170,846	153,294	159,314	166,989	160,861
Mutual funds	1,064	1,461	1,084	1,307	1,081	1,178
Other investments	382	484	466	399	442	396
Total trading securities	190,204	201,533	196,968	203,146	187,210	181,134

Available for sale securities:
Common stocks	14,931	32,239	16,487	33,282	16,724	31,903
Mutual funds	1,105	1,673	1,362	1,905	1,361	1,722
Total available for sale securities	16,036	33,912	17,849	35,187	18,085	33,625

Total investments in securities	$206,240	$235,445	$214,817	$238,333	$205,295	$214,759

Securities sold, not yet purchased at September 30, 2012, December 31, 2011 and September 30, 2011 consisted of the following:

	September 30, 2012		December 31, 2011		September 30, 2011
	Proceeds	Fair Value	Proceeds	Fair Value	Proceeds	Fair Value
Trading securities:	(In thousands)
Common stocks	$3,044	$3,816	$5,271	$5,415	$7,979	$6,743
Other investments	-	40	49	73	-	-
Total securities sold, not yet purchased	$3,044	$3,856	$5,320	$5,488	$7,979	$6,743

Investments in sponsored registered investment companies at September 30, 2012, December 31, 2011 and September 30, 2011 consisted of the following:

	September 30, 2012		December 31, 2011		September 30, 2011
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Mutual funds	$19	$24	$15	$18	$15	$24
Total trading securities	19	24	15	18	15	24

Available for sale securities:
Closed-end funds	36,721	60,731	37,104	55,855	38,116	52,156
Mutual funds	2,080	3,468	2,213	3,341	2,241	3,384
Total available for sale securities	38,801	64,199	39,317	59,196	40,357	55,540

Total investments in sponsored
registered investment companies	$38,820	$64,223	$39,332	$59,214	$40,372	$55,564

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

The Company recognizes all derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments.  For the three and nine months ended September 30, 2012, the Company had derivative transactions in equity derivatives which resulted in net losses of $411,000 and net losses of $425,000, respectively.  For the three and nine months ended September 30, 2011, the Company had no derivative transactions.  At September 30, 2011, the Company did not hold any derivatives.  At September 30, 2012 and December 31, 2011, we held derivative contracts on 1.1 million equity shares and 142,000 equity shares, respectively, and the fair value was ($6,000) and $24,000, respectively; these are included in investments in securities in the condensed consolidated statements of financial condition.  These transactions are not designated as hedges for accounting purposes, and therefore changes in fair values of these derivatives are included in net gain/(loss) from investments in the condensed consolidated statements of income.

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of September 30, 2012, December 31, 2011 and September 30, 2011:

	September 30, 2012
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$14,931	$17,308	$-	$32,239
Closed-end Funds	36,721	24,010	-	60,731
Mutual funds	3,185	1,956	-	5,141
Total available for sale securities	$54,837	$43,274	$-	$98,111

	December 31, 2011
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$16,487	$16,795	$-	$33,282
Closed-end Funds	37,104	18,779	(28)	55,855
Mutual funds	3,575	1,671	-	5,246
Total available for sale securities	$57,166	$37,245	$(28)	$94,383

	September 30, 2011
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$16,724	$15,179	$-	$31,903
Closed-end Funds	38,116	14,040	-	52,156
Mutual funds	3,602	1,504	-	5,106
Total available for sale securities	$58,442	$30,723	$-	$89,165

Unrealized changes to fair value, net of taxes, for the three months ended September 30, 2012 and September 30, 2011 of $2.9 million in gains and $7.9 million in losses, respectively, have been included in other comprehensive income, a component of equity, at September 30, 2012 and September 30, 2011.  Return of capital on available for sale securities was $0.8 million and $0.5 million for the three months ended September 30, 2012 and September 30, 2011, respectively.  Proceeds from sales of investments available for sale were approximately $2.3 million for the three months ended September 30, 2012.  There were no sales of investments available for sale for the three months ended September 30, 2011.  For the three months ended September 30, 2012, gross gains on the sale of investments available for sale amounted to $1.1 million and were reclassed from other comprehensive income into the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the three months ended September 30, 2012.  Unrealized changes to fair value, net of taxes, for the nine months ended September 30, 2012 and September 30, 2011 of $3.8 million in gains and $7.0 million in losses, respectively, have been included in other comprehensive income, a component of equity, at September 30, 2012 and September 30, 2011. Return of capital on available for sale securities was $1.7 million and $1.3 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.  Proceeds from sales of investments available for sale were approximately $3.1 million and $5.7 million for the nine month periods ended September 30, 2012 and September 30, 2011, respectively.  For the nine months ended September 30, 2012 and September 30, 2011, gross gains on the sale of investments available for sale amounted to $1.5 million and $0.6 million, respectively, and were reclassed from other comprehensive income into the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the nine months ended September 30, 2012 or September 30, 2011.  The basis on which the cost of a security sold is determined is specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	September 30, 2012			December 31, 2011			September 30, 2011
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Mutual Funds	$-	$-	$-	$101	$(28)	$73	$100	$(21)	$79

At December 31, 2011 and September 30, 2011, there was one holding in a loss position which was not deemed to be other-than-temporarily impaired due to the length of time that it had been in a loss position and because it passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In this specific instance, the investment at December 31, 2011 and September 30, 2011 was a closed-end fund with diversified holdings across multiple companies and across multiple industries.  The one holding was impaired for seven and four consecutive months at December 31, 2011 and September 30, 2011, respectively.  The value of this holding at both December 31, 2011 and September 30, 2011 was $0.1 million.

At September 30, 2012, there were no available for sale holdings in loss positions.

For the nine months ended September 30, 2012, there was $20,000 of losses on available for sale securities deemed to be other than temporary.

C. Investments in Partnerships, Offshore Funds and Variable Interest Entities (“VIEs”)

The Company is general partner or co-general partner of various sponsored limited partnerships and the investment manager of various sponsored offshore funds, in which the Company has investments totaling $88.3 million, $86.9 million and $80.2 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively, and whose underlying assets consist primarily of marketable securities (the “affiliated entities”).  We also have investments in unaffiliated partnerships, offshore funds and other entities of $14.3 million, $14.0 million and $18.1 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively (the “unaffiliated entities”).  We evaluate each entity for the appropriate accounting treatment and disclosure.  Certain of the affiliated entities are consolidated.  In addition, our statement of financial condition caption “Investments in partnerships” includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting, as well as certain investments that the feeder funds hold that are carried at fair value, as described in Note D.  The Company reflects the equity in earnings of these equity method investees and the change in fair value of the consolidated feeder funds under the caption “Net gain/(loss) from investments” on the condensed consolidated statements of income.

The following table highlights the number of entities, including voting interest entities (“VOEs”), that we consolidate as well as under which accounting guidance they are consolidated, including consolidated feeder funds (“CFFs”), which retain their specialized investment company accounting, partnerships and offshore funds.

Entities consolidated
	CFFs		Partnerships		Offshore Funds		Total
	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs
Entities consolidated at December 31, 2010	1	2	-	2	1	-	2	4
Additional consolidated entities	-	-	-	-	-	1	-	1
Deconsolidated entities	-	-	-	(1)	-	-	-	(1)
Entities consolidated at September 30, 2011	1	2	-	1	1	1	2	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	(1)	-	(1)	-
Entities consolidated at December 31, 2011	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at September 30, 2012	1	2	-	1	-	1	1	4

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

The following table includes the net impact by line item on the condensed consolidated statements of financial condition for each category of entity consolidated (in thousands):

	September 30, 2012
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Assets
Cash and cash equivalents	$287,806	$-	$879	$-	$288,685
Investments in securities	222,489	-	6,908	6,048	235,445
Investments in sponsored registered investment companies	64,223	-	-	-	64,223
Investments in partnerships	109,801	1,540	(8,737)	-	102,604
Receivable from brokers	27,597	-	1,255	26,307	55,159
Investment advisory fees receivable	29,182	6	(1)	-	29,187
Other assets	23,047	9	-	212	23,268
Total assets	$764,145	$1,555	$304	$32,567	$798,571
Liabilities and equity
Securities sold, not yet purchased	$3,879	$-	$-	$(23)	$3,856
Accrued expenses and other liabilities	100,774	68	30	14,123	114,995
Total debt	216,118	-	-	-	216,118
Redeemable noncontrolling interests	-	1,487	274	18,467	20,228
Total equity	443,374	-	-	-	443,374
Total liabilities and equity	$764,145	$1,555	$304	$32,567	$798,571

	December 31, 2011
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Assets
Cash and cash equivalents	$259,531	$15,000	$1,809	$-	$276,340
Investments in securities	225,599	-	6,211	6,523	238,333
Investments in sponsored registered investment companies	59,197	-	17	-	59,214
Investments in partnerships	107,981	933	(8,021)	-	100,893
Receivable from brokers	17,593	-	270	3,050	20,913
Investment advisory fees receivable	32,157	1	(2)	-	32,156
Other assets	43,889	(14,989)	-	-	28,900
Total assets	$745,947	$945	$284	$9,573	$756,749
Liabilities and equity
Securities sold, not yet purchased	$5,488	$-	$-	$-	$5,488
Accrued expenses and other liabilities	69,929	51	28	4,652	74,660
Total debt	263,119	-	-	-	263,119
Redeemable noncontrolling interests	-	894	256	4,921	6,071
Total equity	407,411	-	-	-	407,411
Total liabilities and equity	$745,947	$945	$284	$9,573	$756,749

	September 30, 2011
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Assets
Cash and cash equivalents	$333,230	$-	$2,175	$251	$335,656
Investments in securities	164,916	-	5,616	44,227	214,759
Investments in sponsored registered investment companies	55,540	-	24	-	55,564
Investments in partnerships	158,432	1,007	(7,703)	(53,450)	98,286
Receivable from brokers	16,846	-	158	50,060	67,064
Investment advisory fees receivable	23,524	12	(1)	(84)	23,451
Other assets	26,029	11	-	70	26,110
Total assets	$778,517	$1,030	$269	$41,074	$820,890
Liabilities and equity
Securities sold, not yet purchased	$2,957	$-	$-	$3,786	$6,743
Accrued expenses and other liabilities	105,887	109	35	393	106,424
Total debt	261,973	-	-	-	261,973
Redeemable noncontrolling interests	-	921	234	36,895	38,050
Total equity	407,700	-	-	-	407,700
Total liabilities and equity	$778,517	$1,030	$269	$41,074	$820,890

The following table includes the net impact by line item on the condensed consolidated statements of income for each category of entity consolidated (in thousands):

	Three Months Ended September 30, 2012
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Total revenues	$82,489	$(2)	$(1)	$(255)	$82,231
Total expenses	52,976	28	11	204	53,219
Operating income	29,513	(30)	(12)	(459)	29,012
Total other income (expense), net	(2,032)	78	34	474	(1,446)
Income before income taxes	27,481	48	22	15	27,566
Income tax provision	8,467	-	-	-	8,467
Net income	19,014	48	22	15	19,099
Net loss attributable to noncontrolling interests	10	48	22	15	95
Net income attributable to GAMCO	$19,004	$-	$-	$-	$19,004

	Three Months Ended September 30, 2011
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Total revenues	$80,237	$(1)	$(1)	$(84)	$80,151
Total expenses	49,463	38	7	(18)	49,490
Operating income	30,774	(39)	(8)	(66)	30,661
Total other income (expense), net	(18,299)	(109)	66	(405)	(18,747)
Income before income taxes	12,475	(148)	58	(471)	11,914
Income tax provision	4,745	-	-	-	4,745
Net income	7,730	(148)	58	(471)	7,169
Net income/(loss) attributable to noncontrolling interests	31	(148)	58	(471)	(530)
Net income attributable to GAMCO	$7,699	$-	$-	$-	$7,699

	Nine Months Ended September 30, 2012
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Total revenues	$245,771	$(4)	$(2)	$(761)	$245,004
Total expenses	158,146	76	30	361	158,613
Operating income	87,625	(80)	(32)	(1,122)	86,391
Total other income, net	1,151	175	51	1,069	2,446
Income before income taxes	88,776	95	19	(53)	88,837
Income tax provision	30,909	-	-	-	30,909
Net income	57,867	95	19	(53)	57,928
Net income/(loss) attributable to noncontrolling interests	(78)	95	19	(53)	(17)
Net income attributable to GAMCO	$57,945	$-	$-	$-	$57,945

	Nine Months Ended September 30, 2011
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Total revenues	$242,357	$(5)	$(2)	$(213)	$242,137
Total expenses	159,869	97	30	223	160,219
Operating income	82,488	(102)	(32)	(436)	81,918
Total other income (expense), net	(9,400)	70	2	517	(8,811)
Income before income taxes	73,088	(32)	(30)	81	73,107
Income tax provision	26,978	-	-	-	26,978
Net income	46,110	(32)	(30)	81	46,129
Net income/(loss) attributable to noncontrolling interests	121	(32)	(30)	81	140
Net income attributable to GAMCO	$45,989	$-	$-	$-	$45,989

Variable Interest Entities

We also have sponsored a number of investment vehicles where we are the general partner or investment manager.  These vehicles are VIEs, and we are not the primary beneficiary because we do not absorb a majority of the entities’ expected losses or expected returns.  The Company has not provided any financial or other support to these entities.  The total assets of these entities at September 30, 2012, December 31, 2011 and September 30, 2011 were $78.6 million, $73.7 million and $29.5 million, respectively.  Our maximum exposure to loss as a result of our involvement with the VIEs is limited to the investment in one VIE and the deferred carried interest that we have in another.  On September 30, 2012 and December 31, 2011, we had an investment in one of the VIE offshore funds of approximately $8.2 million and $5.0 million, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.  On September 30, 2012, December 31, 2011 and September 30, 2011, we had a deferred carried interest in one of the VIE offshore funds of approximately $42,000, $47,000 and $47,000, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.  Additionally, as the general partner or investment manager to these VIEs the Company earns fees in relation to these roles, which given a decline in AUMs of the VIEs would result in lower fee revenues earned by the Company which would be reflected on the condensed consolidated statements of income, condensed consolidated statements of financial condition and condensed consolidated statements of cash flows.

Prior to January 1, 2011, we were consolidating two VIEs since we had determined that we were the primary beneficiary of each because we had equity interests and absorbed a majority of each entity’s expected losses; therefore they were consolidated in the financial statements.  Effective October 1, 2011, we deconsolidated one of the VIEs upon analysis of several factors, including the redemption of $49.2 million of proprietary capital from this VIE by which, we determined that the Company was no longer deemed to be the primary beneficiary of the VIE.  The deconsolidation did not result in the recognition of any gain or loss.  The Company has not provided any financial support to these VIEs but does continue to serve as the investment manager and earn fees for this role, and it also maintains an investment in the deconsolidated VIE, which is included in investments in partnerships on the condensed consolidated statements of financial condition and is accounted for under the equity method (which approximates fair value).  The assets of these VIEs may only be used to satisfy obligations of the VIEs.  The following table presents the balances related to these VIEs that are consolidated and were included on the condensed consolidated statements of financial condition as well as GAMCO’s net interest in these VIEs.  Only one VIE is consolidated at September 30, 2012 and December 31, 2011 and two are consolidated at September 30, 2011:

	September 30,	December 31,	September 30,
	2012	2011	2011
(In thousands)
Cash and cash equivalents	$-	$15,000	$251
Investments in securities	-	-	44,227
Investments in partnerships	23,086	1,433	1,489
Receivable from brokers	-	-	50,060
Other assets	-	-	70
Securities sold, not yet purchased	-	-	(3,786)
Accrued expenses and other liabilities	(15)	(15,006)	(525)
Redeemable noncontrolling interests	(962)	(381)	(37,289)
GAMCO's net interests in consolidated VIEs	$22,109	$1,046	$54,497

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

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of September 30, 2012, December 31, 2011 and September 30, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2012 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2012
Cash equivalents	$288,450	$-	$-	$288,450
Investments in partnerships	-	24,976	-	24,976
Investments in securities:
AFS - Common stocks	32,239	-	-	32,239
AFS - Mutual funds	1,673	-	-	1,673
Trading - Gov't obligations	28,742	-	-	28,742
Trading - Common stocks	170,159	10	677	170,846
Trading - Mutual funds	1,461	-	-	1,461
Trading - Other	59	77	348	484
Total investments in securities	234,333	87	1,025	235,445
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	60,731	-	-	60,731
AFS - Mutual Funds	3,468	-	-	3,468
Trading - Mutual funds	24	-	-	24
Total investments in sponsored
registered investment companies	64,223	-	-	64,223
Total investments	298,556	25,063	1,025	324,644
Total assets at fair value	$587,006	$25,063	$1,025	$613,094
Liabilities
Trading - Common stocks	$3,816	$-	$-	$3,816
Trading - Other	-	40	-	40
Securities sold, not yet purchased	$3,816	$40	$-	$3,856

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2011 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2011
Cash equivalents	$260,969	$-	$-	$260,969
Investments in partnerships	-	27,122	-	27,122
Investments in securities:
AFS - Common stocks	33,282	-	-	33,282
AFS - Mutual funds	1,905	-	-	1,905
Trading - Gov't obligations	42,126	-	-	42,126
Trading - Common stocks	158,623	21	670	159,314
Trading - Mutual funds	1,307	-	-	1,307
Trading - Other	55	60	284	399
Total investments in securities	237,298	81	954	238,333
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	55,855	-	-	55,855
AFS - Mutual Funds	3,341	-	-	3,341
Trading - Mutual funds	18	-	-	18
Total investments in sponsored
registered investment companies	59,214	-	-	59,214
Total investments	296,512	27,203	954	324,669
Total assets at fair value	$557,481	$27,203	$954	$585,638
Liabilities
Trading - Common stocks	$5,415	$-	$-	$5,415
Trading - Other	-	73	-	73
Securities sold, not yet purchased	$5,415	$73	$-	$5,488

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2011 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2011
Cash equivalents	$335,098	$-	$-	$335,098
Investments in partnerships	-	27,071	-	27,071
Investments in securities:
AFS - Common stocks	31,903	-	-	31,903
AFS - Mutual funds	1,722	-	-	1,722
Trading - Gov't obligations	18,699	-	-	18,699
Trading - Common stocks	160,259	8	594	160,861
Trading - Mutual funds	1,178	-	-	1,178
Trading - Other	38	-	358	396
Total investments in securities	213,799	8	952	214,759
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	52,156	-	-	52,156
AFS - Mutual Funds	3,384	-	-	3,384
Trading - Mutual funds	24	-	-	24
Total investments in sponsored
registered investment companies	55,564	-	-	55,564
Total investments	269,363	27,079	952	297,394
Total assets at fair value	$604,461	$27,079	$952	$632,492
Liabilities
Trading - Common stocks	$6,743	$-	$-	$6,743
Securities sold, not yet purchased	$6,743	$-	$-	$6,743

The following tables present additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2012 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	June	Unrealized Gains or		Included in	and			Transfers
	30, 2012	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$671	$6	$-	$-	$6	$-	$-	$-	$677
Trading - Other	351	15	-	-	15	-	(18)	-	348
Total	$1,022	$21	$-	$-	$21	$-	$(18)	$-	$1,025

There were no transfers between any Levels during the three months ended September 30, 2012.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine months ended September 30, 2012 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers
	31, 2011	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$670	$30	$-	$-	$30	$57	$(80)	$-	$677
Trading - Other	284	72	-	-	72	18	(26)	-	348
Total	$954	$102	$-	$-	$102	$75	$(106)	$-	$1,025

There were no transfers between any Levels during the nine months ended September 30, 2012.

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

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2011.  During the nine months ended September 30, 2011, the Company reclassed approximately $6,000 of investments from Level 1 to Level 3.  The reclassifications were due to decreased availability of market price quotations and were based on the values at the beginning of the period in which the reclass occurred.

E. Debt

Debt consists of the following:

	September 30, 2012		December 31, 2011		September 30, 2011
	Carrying	Fair Value	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2	Value	Level 2
(In thousands)
5.5% Senior notes	$99,000	$100,832	$99,000	$100,733	$99,000	$100,643
5.875% Senior notes	100,000	104,458	100,000	93,070	100,000	96,120
0% Subordinated debentures	17,118	19,612	64,119	58,899	62,973	58,302
Total	$216,118	$224,902	$263,119	$252,702	$261,973	$255,065

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

On December 31, 2010, the Company issued $86.4 million in par value of five year zero coupon subordinated debentures due December 31, 2015 (“Debentures”) to its shareholders of record on December 15, 2010 through the declaration of a special dividend of $3.20 per share.  The Debentures have a par value of $100 and are callable at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed.  During the three months ended September 30, 2012, the Company repurchased 645,779 Debentures having a face value of $64.6 million.  The redemption was accounted for as an extinguishment of debt and resulted in a loss of $6.3 million, which was included in extinguishment of debt on the condensed consolidated statements of income.  During the nine months ended September 30, 2012, the Company repurchased 646,008 Debentures having a face value of $64.6 million.  The redemption was accounted for as an extinguishment of debt and resulted in a loss of $6.3 million, which was included in extinguishment of debt on the condensed consolidated statements of income.  There were no repurchases for the three and nine month periods ended September 30, 2011.  The debt is being accreted to its face value using the effective rate on the date of issuance of 7.45%.  At September 30, 2012, December 31, 2011 and September 30, 2011, the debt was recorded at its accreted value of $17.1 million, $64.1 million and $63.0 million, respectively.

The fair value of the Company’s debt, which is a Level 2 valuation, is estimated based on either quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  Inputs in these standard models include credit rating, maturity and interest rate.

On May 30, 2012, the Securities and Exchange Commission (“SEC”) declared effective the “shelf” registration statement filed by the Company.  The “shelf” provides the Company with the flexibility of issuing any combination of senior and subordinated debt securities, convertible securities and common and preferred securities up to a total amount of $500 million and replaced the existing shelf registration which was due to expire in July 2012.  As of September 30, 2012, $400 million is available on the shelf.

F. Income Taxes

The effective tax rate for the three months ended September 30, 2012 was 30.7% compared to 39.8% for the prior year three month period.  The effective tax rate for the nine months ended September 30, 2012 was 34.8% compared to 36.9% for the prior year nine month period.  The third quarter 2012 rate included a benefit of 5.1% resulting from the difference between the tax and book basis of Subordinated Debentures repurchased, including the tender offer completed in July 2012.  In addition, the third quarter 2011 rate was affected by the change in the mix of operating income and investment losses which increased the effective state tax rate for the period.  The 2012 nine month rate included a benefit of 1.6% resulting from the difference between the tax and book basis of Subordinated Debentures repurchased, including the tender offer completed in July 2012.

G. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$19,004	$7,699	$57,945	$45,989
Weighted average shares outstanding	26,250	26,496	26,309	26,686
Basic net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.72	$0.29	$2.20	$1.72

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$19,004	$7,699	$57,945	$45,989

Weighted average share outstanding	26,250	26,496	26,309	26,686
Dilutive stock options and restricted stock awards	189	80	171	86
Total	26,439	26,576	26,480	26,772
Diluted net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.72	$0.29	$2.19	$1.72

H. Stockholders’ Equity

Shares outstanding were 26.6 million on September 30, 2012, 26.8 million on December 31, 2011, and 26.8 million on September 30, 2011.

Dividends

	Payment	Record
	Date	Date	Amount

Three months ended March 31, 2012	March 27, 2012	March 13, 2012	$ 0.04
Three months ended June 30, 2012	June 26, 2012	June 12, 2012	0.29
Three months ended September 30, 2012	September 11, 2012	September 25, 2012	0.30
Nine months ended September 30, 2012			$ 0.63

Three months ended March 31, 2011	March 29, 2011	March 15, 2011	$ 0.03
Three months ended June 30, 2011	June 28, 2011	June 14, 2011	0.04
Three months ended September 30, 2011	September 13, 2011	September 27, 2011	0.04
Nine months ended September 30, 2011			$ 0.11

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

Stock Award and Incentive Plan

The Company maintains two plans approved by the shareholders, which are designed to provide incentives which will attract and retain individuals key to the success of GAMCO through direct or indirect ownership of our common stock.  Benefits under the Plans may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards.  A maximum of 1.5 million shares of Class A Stock have been reserved for issuance under each of the Plans by a committee of the Board of Directors responsible for administering the Plans (“Compensation Committee”).  Under the Plans, the committee may grant restricted stock awards (“RSA”) and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine.  Options granted under the plans typically vest 75% after three years and 100% after four years from the date of grant and expire after ten years.  RSA shares granted under the Plans typically vest 30% after three years and 100% after five years.

On January 3, 2012, the Company approved the granting of 105,300 RSA shares at a grant date fair value of $43.49 per share.  On January 15, 2011, and February 9, 2011, the Company approved the granting of 193,900 RSA shares and 3,300 RSA shares, respectively, at a grant date fair value of $48.85 per share and $45.77 per share, respectively.  As of September 30, 2012, December 31, 2011 and September 30, 2011, there were 371,500 RSA shares, 275,600 RSA shares and 285,100 RSA shares, respectively, outstanding that were previously issued at an average weighted grant price of $45.15, $45.56 and $45.52, respectively.  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee.  This expense, net of forfeitures, is recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

For the three months ended September 30, 2012 and September 30, 2011, we recognized stock-based compensation expense of $0.9 million and $0.7 million, respectively.  For the nine months ended September 30, 2012 and September 30, 2011, we recognized stock-based compensation expense of $2.6 million and $1.9 million, respectively.  Actual and projected stock-based compensation expense for RSA shares and options for the years ended December 31, 2011 through December 31, 2016 (based on awards currently issued or granted) is as follows ($ in thousands):

	2011	2012	2013	2014	2015	2016
Q1	$577	$871	$870	$625	$494	$175
Q2	686	869	848	588	462	128
Q3	655	875	805	588	399	128
Q4	670	870	805	588	399	128
Full Year	$2,588	$3,485	$3,328	$2,389	$1,754	$559

The total compensation cost related to non-vested RSAs and options not yet recognized is approximately $8.9 million as of September 30, 2012.  For the three months ended September 30, 2012, proceeds from the exercise of 24,977 stock options were $723,000 resulting in a tax benefit to GAMCO of $84,000.  For the nine months ended September 30, 2012, proceeds from the exercise of 26,977 stock options were $781,000 resulting in a tax benefit to GAMCO of $87,000.  There were no options exercised in either the three or nine month periods ended September 30, 2011.  The Company recognized $21,000 in tax benefits from 3,900 RSAs that vested during the nine months ended September 30, 2012.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  On May 6, 2011, our Board of Directors authorized an incremental 500,000 shares to be added to the current buyback authorization.  For the three months ended September 30, 2012 and September 30, 2011, the Company repurchased 47,426 shares and 11,752 shares, respectively, at an average price per share of $47.79 and $42.07, respectively.  For the nine months ended September 30, 2012 and September 30, 2011, the Company repurchased 275,528 shares and 441,961 shares, respectively, at an average price per share of $44.94 and $45.26, respectively.  From the inception of the program through September 30, 2012, 7,619,580 shares have been repurchased at an average price of $40.78 per share.  At September 30, 2012, the total shares available under the program to be repurchased in the future were 297,839.

I. Goodwill and Identifiable Intangible Assets

At September 30, 2012, $3.5 million of goodwill is reflected within other assets on the condensed consolidated statements of financial condition with $3.3 million related to a 93%-owned subsidiary, Gabelli Securities, Inc. and $0.2 million related to G.distributors, LLC.  The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required.  There were no indicators of impairment for the three and nine months ended September 30, 2012 or the three and nine months ended September 30, 2011, and as such there was no impairment analysis performed or charge recorded.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the condensed consolidated statements of financial condition at September 30, 2012, December 31, 2011 and September 30, 2011.  The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2013.  The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant.  There were no indicators of impairment for the three and nine months ended September 30, 2012 or September 30, 2011, and as such there was no impairment analysis performed or charge recorded.

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

The Company indemnifies the clearing brokers of Gabelli & Company, our broker-dealer subsidiary, for losses they may sustain from the customer accounts that trade on margin introduced by it.  At September 30, 2012, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements and believes the likelihood of a claim being made is remote.  The Company’s estimate of the value of such agreements is de minimis, and therefore an accrual has not been made on the condensed consolidated financial statements.

K. Subsequent Events

From October 1, 2012 to November 2, 2012, the Company repurchased 1,111 shares at $48.00 per share.

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

Assets under management (“AUM”) were a record $36.9 billion as of September 30, 2012, an increase of 17.9% from AUM of $31.3 billion at September 30, 2011 and up 3.6% from the June 30, 2012 AUM of $35.7 billion.  Fund flows in the third quarter of 2012 were a positive $1.3 billion consisting of market appreciation of $1.8 billion and net cash outflows of $470 million.  Average total AUM was $36.2 billion in the 2012 quarter versus $33.9 billion in the prior year period, an increase of 6.8%.  Average AUM in our open-end equity funds, a key driver to our investment advisory fees, was $12.6 billion in the third quarter of 2012, rising 2.4% from the 2011 quarter average AUM of $12.3 billion.

In addition to management fees, we earn incentive fees for certain institutional client assets, certain assets attributable to preferred issues for our closed-end funds, our GDL Fund (NYSE: GDL) and investment partnership assets.  As of September 30, 2012, assets with incentive based fees were $3.9 billion, 14.7% higher than the $3.4 billion on September 30, 2011 and unchanged from June 30, 2012.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 3rd Quarter 2012
				Closed-end Fund
		Market		distributions,
	June 30,	appreciation/	Net cash	net of	September 30,
	2012	(depreciation)	flows	reinvestments	2012
Equities:
Open-end Funds	$12,496	$628	$(366)	$-	$12,758
Closed-end Funds	5,860	359	260	(114)	6,365
Institutional & PWM - direct	11,655	602	(68)	-	12,189
Institutional & PWM - sub-advisory	2,788	157	(33)	-	2,912
Investment Partnerships	781	6	(2)	-	785
SICAV (a)	126	1	(6)	-	121
Total Equities	33,706	1,753	(215)	(114)	35,130
Fixed Income:
Money-Market Fund	1,893	-	(141)	-	1,752
Institutional & PWM	63	-	-	-	63
Total Fixed Income	1,956	-	(141)	-	1,815
Total Assets Under Management	$35,662	$1,753	$(356)	$(114)	$36,945

The Company reported Assets Under Management as follows (in millions):

Table II: Fund Flows - Nine months ended September 30, 2012
				Closed-end Fund
		Market		distributions,
	December 31,	appreciation/	Net cash	net of	September 30,
	2011	(depreciation)	flows	reinvestments	2012
Equities:
Open-end Funds	$12,273	$1,180	$(695)	$-	$12,758
Closed-end Funds	5,799	492	405	(331)	6,365
Institutional & PWM - direct	10,853	1,142	194	-	12,189
Institutional & PWM - sub-advisory	2,600	249	63	-	2,912
Investment Partnerships	605	16	164	-	785
SICAV (a)	105	2	14	-	121
Total Equities	32,235	3,081	145	(331)	35,130
Fixed Income:
Money-Market Fund	1,824	-	(72)	-	1,752
Institutional & PWM	26	-	37	-	63
Total Fixed Income	1,850	-	(35)	-	1,815
Total Assets Under Management	$34,085	$3,081	$110	$(331)	$36,945

Table III: Assets Under Management
	September 30,	September 30,	%
	2011	2012	Inc.(Dec.)
Equities:
Open-end Funds	$11,469	$12,758	11.2%
Closed-end Funds	5,355	6,365	18.9
Institutional & PWM - direct	9,644	12,189	26.4
Institutional & PWM - sub-advisory	2,326	2,912	25.2
Investment Partnerships	627	785	25.2
SICAV (a)	-	121	n/m
Total Equities	29,421	35,130	19.4
Fixed Income:
Money-Market Fund	1,895	1,752	(7.5)
Institutional & PWM	26	63	142.3
Total Fixed Income	1,921	1,815	(5.5)
Total Assets Under Management	$31,342	$36,945	17.9%

Table IV: Assets Under Management by Quarter
						% Increase/
						(decrease) from
	9/11	12/11	3/12	6/12	9/12	9/11	6/12
Equities:
Open-end Funds	$11,469	$12,273	$12,996	$12,496	$12,758	11.2%	2.1%
Closed-end Funds	5,355	5,799	6,067	5,860	6,365	18.9	8.6
Institutional & PWM - direct	9,644	10,853	12,031	11,655	12,189	26.4	4.6
Institutional & PWM - sub-advisory	2,326	2,600	2,924	2,788	2,912	25.2	4.4
Investment Partnerships	627	605	594	781	785	25.2	0.5
SICAV (a)	-	105	118	126	121	n/m	(4.0)
Total Equities	29,421	32,235	34,730	33,706	35,130	19.4	4.2
Fixed Income:
Money-Market Fund	1,895	1,824	1,922	1,893	1,752	(7.5)	(7.4)
Institutional & PWM	26	26	26	63	63	142.3	-
Total Fixed Income	1,921	1,850	1,948	1,956	1,815	(5.5)	(7.2)
Total Assets Under Management	$31,342	$34,085	$36,678	$35,662	$36,945	17.9%	3.6%

(a) Includes $100 million, $102 million, $101 million and $102 million of proprietary seed capital at December 31, 2011, March 31, 2012,
June 30, 2012 and September 30, 2012, respectively.

Relative long-term investment performance remained strong with approximately 35%, 45%, 75% and 72% of firm wide mutual funds performing in the top half of their Lipper categories on a one-, three-, five-, and ten-year total return basis, respectively as of September 30, 2012.  Also, 44% of the firm’s mutual funds that are rated have a 4- or 5-star overall Morningstar RatingTM.

Gabelli/GAMCO Funds Morningstar Ratings Based on Risk Adjusted returns as of September 30, 2012 for funds that we manage
		Overall Rating		3 Year Rating		5 Year Rating		10 Year Rating
	Morningstar		# of		# of		# of		# of
FUND	Category	Stars	Funds	Stars	Funds	Stars	Funds	Stars	Funds
Gabelli ABC AAA	Mid-Cap Growth	êêê	673	ê	673	êêêêê	597	êê	429
Gabelli Asset AAA	Large Blend	êêêê	1524	êêêê	1524	êêêê	1328	êêêêê	832
Gabelli Dividend Growth AAA	Large Blend	êêêê	1524	êêê	1524	êêê	1328	êêêêê	832
Gabelli Equity Income AAA	Large Blend	êêêê	1524	êêê	1524	êêêê	1328	êêêêê	832
Gabelli Small Cap Growth AAA	Small Blend	êêêêê	597	êêêê	597	êêêêê	513	êêêêê	309
Gabelli SRI Green AAA	World Stock	êêêê	740	êêê	740	êêêêê	529	n/a	n/a
Gabelli Utilities AAA	Utilities	êêê	75	êê	75	êêêê	73	êêê	51
Gabelli Value A	Large Blend	êêê	1524	êêêêê	1524	êê	1328	êêê	832
Gabelli Focus Five AAA	Small Blend	êêê	597	êêê	597	êêê	513	n/a	n/a
GAMCO Vertumnus AAA	Convertibles	ê	64	êê	64	ê	51	ê	39
GAMCO Global Growth AAA	World Stock	êêêê	740	êêêê	740	êêêê	529	êêêê	299
GAMCO Global Opportunity AAA	World Stock	êêêê	740	êêê	740	êêê	529	êêêê	299
GAMCO Global Telecommunications AAA	Communications	êêê	45	êê	45	êêê	37	êêêê	28
Gabelli Gold AAA	Equity Precious Metals	êêê	70	êêêê	70	êêê	65	êêê	45
GAMCO Growth AAA	Large Growth	êê	1514	êê	1514	êê	1311	êê	867
GAMCO International Growth AAA	Foreign Large Growth	êêêê	218	êêêê	218	êêêê	173	êêê	98
GAMCO Mathers	Conservative Allocation	ê	561	ê	561	ê	474	ê	187
Gabelli Enterprise Mergers & Acquisitions A	Mid-Cap Blend	êê	373	êê	373	êêê	316	êê	199
Percent of Rated funds rated 4 or 5 stars		44.44%		33.33%		44.44%		43.75%

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
your financial advisor. Distributed by G.distributors, LLC, One Corporate Center, Rye New York, 10580.
The inception date for the Gabelli SRI Green Fund was June 1, 2007. The inception date for the Gabelli Focus Five Fund was December 31, 2002.

GABELLI/GAMCO FUNDS		Gabelli/GAMCO Funds Lipper Rankings as of September 30, 2012
		1 Yr - 9/30/11-9/30/12		3 Yrs - 9/30/09-9/30/12		5 Yrs - 9/30/07-9/30/12		10 Yrs - 9/30/02-9/30/12
		Percentile	Rank /	Percentile	Rank /	Percentile	Rank /	Percentile	Rank /
Fund Name	Lipper Category	Rank	Total Funds	Rank	Total Funds	Rank	Total Funds	Rank	Total Funds
Gabelli Asset; AAA	Multi-Cap Core Funds	51	406/806	16	106/686	13	74/594	11	36/344
Gabelli Value Fund; A	Multi-Cap Core Funds	32	256/806	3	14/686	17	101/594	19	65/344
Gabelli SRI; AAA	Global Small/Mid-Cap Funds	84	87/103	60	53/88	8	5/70	-	-
Gabelli Eq:Eq Inc; AAA	Equity Income Funds	75	222/297	63	155/246	34	71/213	15	16/106
GAMCO Growth; AAA	Large-Cap Growth Funds	13	89/717	81	526/650	77	427/560	56	209/373
Gabelli Eq:SC Gro; AAA	Small-Cap Core Funds	75	528/712	44	272/621	12	63/535	11	35/324
Gabelli Focus Five Fund; AAA	Small-Cap Core Funds	7	45/712	47	292/621	39	204/535	-	-
GAMCO Gl:Oppty; AAA	Global Multi-Cap Growth	51	109/213	47	68/146	24	17/71	20	7/35
GAMCO Gl:Growth; AAA	Global Large-Cap Growth	6	4/78	16	11/70	33	20/61	27	12/44
Gabelli Gold; AAA	Precious Metal Funds	15	11/73	35	21/59	32	17/53	45	16/35
GAMCO Intl Gro; AAA	International Large-Cap Growth	56	121/216	6	11/204	17	26/160	43	49/115
Gabelli Dividend Growth Fund; AAA	Large-Cap Value Funds	65	293/456	57	231/410	19	66/347	2	3/225
Gabelli Inv:ABC; AAA	Specialty Diversified Equity Funds	57	27/47	52	16/30	41	11/26	23	2/8
GAMCO Mathers; AAA	Specialty Diversified Equity Funds	84	40/47	75	23/30	75	20/26	34	3/8
Comstock Cap Val; A	Specialty Diversified Equity Funds	96	46/47	91	28/30	89	24/26	78	7/8
GAMCO Gl:Telecom; AAA	Telecommunications Funds	66	25/37	74	25/33	50	13/25	34	6/17
GAMCO Gl:Vertumnus; AAA	Convertible Securities Funds	98	71/72	88	48/54	96	41/42	91	29/31
Gabelli Utilities; AAA	Utility Funds	50	37/73	75	51/67	15	9/62	63	27/42
787:Gabelli Merg&Acq; A	Mid-Cap Core Funds	100	373/375	97	318/330	65	179/278	98	181/184
Gabelli Capital Asset Fund	Distributed through Insurance Channel	17	48/290	5	14/279	19	51/262	10	15/143
% of funds in top half		35.0%		45.0%		75.0%		72.2%

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

Relative long-term investment performance remained strong with approximately 35%, 45%, 75% and 72% of firmwide mutual funds in the top half of their Lipper categories on a one-, three-, five-, and ten-year total-return basis, respectively, as of September 30, 2012.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared To Three Months Ended September 30, 2011

(Unaudited; in thousands, except per share data)
	2012	2011
Revenues
Investment advisory and incentive fees	$67,790	$65,244
Distribution fees and other income	11,139	11,486
Institutional research services	3,302	3,421
Total revenues	82,231	80,151
Expenses
Compensation	32,948	32,010
Management fee	3,056	1,387
Distribution costs	10,386	11,091
Other operating expenses	6,829	5,002
Total expenses	53,219	49,490
Operating income	29,012	30,661
Other income (expense)
Net gain/(loss) from investments	7,525	(16,152)
Extinguishment of debt	(6,305)	-
Interest and dividend income	920	1,823
Interest expense	(3,586)	(4,418)
Total other income (expense), net	(1,446)	(18,747)
Income before income taxes	27,566	11,914
Income tax provision	8,467	4,745
Net income	19,099	7,169
Net income/(loss) attributable to noncontrolling interests	95	(530)
Net income attributable to GAMCO Investors, Inc.'s shareholders	$19,004	$7,699

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.72	$0.29
Diluted	$0.72	$0.29

Reconciliation of net income attributable to GAMCO Investors, Inc.'s shareholders to Adjusted EBITDA:

Net income attributable to GAMCO Investors, Inc.'s shareholders	$19,004	$7,699
Interest expense	3,586	4,418
Income tax provision and net income attributable to noncontrolling interests	8,562	4,215
Depreciation and amortization	221	186
Adjusted EBITDA (a)	$31,373	$16,518

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

Overview

Net income attributable to shareholders of GAMCO Investors, Inc. for the quarter was $19.0 million or $0.72 per fully diluted share versus $7.7 million or $0.29 per fully diluted share in the prior year’s quarter.  The quarter to quarter comparison was higher due to an increase in total revenues, largely driven by higher AUM, an investment gain in our proprietary portfolios, lower interest expense on lower average debt balances outstanding and a lower effective tax rate which were partially offset by the negative impact from the extinguishment of debt and increased operating expenses.

Revenues

Investment advisory and incentive fees for the third quarter 2012 were $67.8 million, 4.0% above the 2011 comparative figure of $65.2 million.  Open-end mutual fund revenues increased by 2.6% to $31.2 million from $30.4 million in third quarter 2011 driven by a 2.4% increase in average open-end equity AUM largely due to positive market performance.  Our closed-end fund revenues rose 9.2% to $13.1 million in the third quarter 2012 from $12.0 million in 2011 due to a 3.9% increase in non-performance fee based average AUM.  During the third quarter of 2012, we earned $0.5 million in performance based fees.  There were no such fees earned during the 2011 quarter.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, increased $0.8 million, or 3.8%, to $21.6 million from $20.8 million in third quarter 2011.  During the third quarter 2012, we earned $0.3 million in incentive fees, a decrease of $0.7 million from the $1.0 million recognized in the 2011 quarter.  Investment partnership revenues were $1.6 million, an increase of 45.5% from $1.1 million in third quarter 2011 due to an increase in average AUM resulting from net inflows.

Open-end fund distribution fees and other income were $11.1 million for the third quarter 2012, a decrease of $0.4 million or 3.5% from $11.5 million in the prior year period, primarily due to a decreased level of sales of load shares of mutual funds, slightly offset by higher quarterly average AUM in open-end equity mutual funds that generate distribution fees.

Our institutional research subsidiary had revenues of $3.3 million in the third quarter 2012, down 2.9% from $3.4 million in the prior year period.

Expenses

Compensation costs, which are largely variable, were $32.9 million or 2.8% higher than the $32.0 million incurred in the prior year period.  The quarter over quarter increase was largely comprised of $0.5 million of increased variable compensation related to the increased levels of AUM, $1.1 million in increased fixed compensation and $0.2 million in amortization expense for RSAs issued in January 2012 partially offset by a $0.9 million decrease in commissions and payouts related to lower trading volume and sales of open-end funds.

Management fee expense, which is wholly variable and based on pretax income, increased to $3.1 million in the third quarter of 2012 from $1.4 million in the 2011 period.

Distribution costs were $10.4 million, a decrease of $0.7 million or 6.3% from $11.1 million in the prior year’s period.  This decrease in distribution costs was mostly due to a decrease in amortization of upfront commissions paid to third-party distributors of $0.6 million.

Other operating expenses were $6.8 million in the third quarter of 2012, an increase of $1.8 million, or 36.0%, from $5.0 million in the third quarter of 2011.  The 2012 period was impacted by the size and timing of contributions which totaled $1.5 million, an increase of $1.4 million from the prior year period.  The quarter comparison was also negatively impacted by a combination of reimbursements received in the 2011 period for previously incurred legal expenses and reversals of one-time accruals for client service matters in 2011 totaling $0.6 million.

Total expenses, excluding the management fee, were $50.2 million in the third quarter of 2012, a 4.4% increase from $48.1 million in the third quarter of 2011.

Operating income for the third quarter of 2012 was $29.0 million, a decrease of $1.7 million from the third quarter 2011’s $30.7 million.  Operating income, as a percentage of revenues, was 35.3% in the 2012 quarter as compared to 38.3% in the 2011 quarter.

Other

Total other income (expense), net of interest expense, was ($1.4) million for the third quarter 2012 versus ($18.7) million in the prior year’s quarter.  Realized and unrealized gains in our trading portfolio were $7.5 million in the 2012 quarter, a positive swing of $23.7 million versus $16.2 million of losses in the 2011 quarter largely from the relative strength in the U.S. equity markets.  Included in the 2012 results are $6.3 million in charges related to total purchases of $64.6 million (face value) of the Company’s 0% Subordinated Debentures due 2015.  We had repurchased $64.1 million (face value) of these 0% Subordinated Debentures through a tender offer which was completed in July 2012.  Interest and dividend income was lower by $0.9 million.  Interest expense decreased by $0.8 million to $3.6 million in the third quarter of 2012 from the $4.4 million in third quarter of 2011 due to a decrease in total average debt outstanding largely in connection with the repurchase of Subordinated Debentures.

The effective tax rate for the three months ended September 30, 2012 was 30.7% as compared to the prior year period’s effective rate of 39.8%.  The third quarter 2012 rate included a benefit of 5.1% resulting from the difference between the tax and book basis of Subordinated Debentures repurchased, including the tender offer completed in July 2012.  In addition, the third quarter 2011 rate was affected by the change in the mix of operating income and investment losses which increased the effective state tax rate for the period.

Nine months ended September 30, 2012 Compared To Nine months ended September 30, 2011

(Unaudited; in thousands, except per share data)
	2012	2011
Revenues
Investment advisory and incentive fees	$202,783	$197,407
Distribution fees and other income	33,768	33,419
Institutional research services	8,453	11,311
Total revenues	245,004	242,137
Expenses
Compensation	100,423	99,792
Management fee	9,855	8,126
Distribution costs	30,575	34,108
Other operating expenses	17,760	18,193
Total expenses (a)	158,613	160,219
Operating income	86,391	81,918
Other income (expense)
Net gain/(loss) from investments	17,234	(3,743)
Extinguishment of debt	(6,307)	-
Interest and dividend income	3,938	5,620
Interest expense	(12,419)	(10,688)
Total other income (expense), net	2,446	(8,811)
Income before income taxes	88,837	73,107
Income tax provision	30,909	26,978
Net income	57,928	46,129
Net income/(loss) attributable to noncontrolling interests	(17)	140
Net income attributable to GAMCO Investors, Inc.'s shareholders	$57,945	$45,989

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$2.20	$1.72
Diluted	$2.19	$1.72

Reconciliation of net income attributable to GAMCO Investors, Inc.'s shareholders to Adjusted EBITDA:

Net income attributable to GAMCO Investors, Inc.'s shareholders	$57,945	$45,989
Interest expense	12,419	10,688
Income tax provision and net income attributable to noncontrolling interests	30,892	27,118
Depreciation and amortization	580	642
Adjusted EBITDA (b)	$101,836	$84,437

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

Overview

Net income attributable to shareholders of GAMCO Investors, Inc. for the first nine months of 2012 was $57.9 million or $2.19 per fully diluted share versus $46.0 million or $1.72 per fully diluted share in the first nine months of 2011.  The period to period comparison benefited from an increase in total revenues, largely driven by higher AUM, an increase in investment gains in our proprietary portfolios and a lower effective tax rate which were partially offset by the negative impact from the extinguishment of debt, an increase in operating expenses and an increase in interest expense on higher average debt balances outstanding.

Revenues

Investment advisory and incentive fees for the nine months ended September 30, 2012 were $202.8 million, 2.7% above the 2011 comparative figure of $197.4 million.  Open-end mutual fund revenues increased by 4.1% to $93.3 million from $89.6 million in first nine months of 2011 driven by a 3.7% increase in average open-end equity AUM resulting from both net inflows and positive market performance.  Our closed-end fund revenues rose 2.2% to $37.2 million in the first nine months of 2012 from $36.4 million in 2011, primarily due to $0.5 million of incentive fee revenue in the 2012 period.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, increased $2.1 million, or 3.4%, to $64.1 million from $62.0 million in first nine months of 2011, largely due to an increase in billable AUM.  During the first nine months of 2012, we earned $3.9 million in incentive fees, a decrease of $2.7 million from $6.6 million earned in the first nine months of 2011.  Investment partnership revenues were $4.3 million, an increase of 48.3% from $2.9 million for the nine months ended September 30, 2011 as AUM increased to $906 million in the 2012 quarter from $627 million in the 2011 quarter.

Open-end fund distribution fees and other income were $33.8 million for the first nine months of 2012, an increase of $0.4 million or 1.2% from $33.4 million in the prior year period, primarily due to higher quarterly average AUM in open-end equity mutual funds that generate such fees.

Our institutional research subsidiary had revenues of $8.5 million in the first nine months of 2012, down 24.8% from $11.3 million in the prior year period principally due to lower trading volume and a decline in average commission rates.

Expenses

Compensation costs, which are largely variable, were $100.4 million, or 0.6% higher than the $99.8 million incurred in the prior year period.  Included in the 2011 period was $0.4 million in one-time costs related to the launch of a new closed-end fund.  Excluding these costs, the period over period increase was $1.0 million or 1.0% and was largely comprised of $2.3 million of increased variable compensation related to the increased levels of AUM, $0.7 million in increased amortization expense for RSAs issued in January 2012 and $1.3 million in increased fixed compensation partially offset by a $3.3 million decrease in commissions and payouts related to lower trading volume and sales of open-end funds.

Management fee expense, which is wholly variable and based on pretax income, increased to $9.9 million for the nine months ended September 30, 2012 from $8.1 million in the 2011 period.

Distribution costs were $30.6 million, a decrease of $3.5 million or 10.3% from $34.1 million in the prior year’s period.  Costs were higher on a comparable basis after adjusting for the $4.7 million in one-time charges related to the launch of a closed-end fund, the GAMCO Natural Resources, Gold & Income Trust by Gabelli (“GNT”), during the first nine months of 2011.  Excluding these one-time charges, distribution costs increased $1.2 million, or 4.1%, to $30.6 million from $29.4 million for the first nine months of 2011.  This increase in distribution costs was mostly due to the 3.7% increase in average AUM in our open-end equity funds, increased amortization of costs associated with sales of Class C shares and higher expense reimbursements.

Other operating expenses were $17.8 million in the first nine months of 2012, a decline of $0.4 million or 2.2% from the $18.2 million in the first nine months of 2011 largely due to the one-time charges of $0.5 million related to the launch of GNT in 2011.

Total expenses, excluding the management fee, were $148.8 million for the nine months ended September 30, 2012, a 2.2% decrease from $152.1 million in the first nine months of 2011, primarily due to the $5.6 million in one-time charges related to the launch of GNT in the first nine months of 2011.

Operating income for the first nine months of 2012 was $86.4 million, an increase of $4.5 million from the 2011 period’s $81.9 million.  Operating income, as a percentage of revenues, was 35.3% in the 2012 period as compared to 33.8% in the 2011 period.  The 2011 operating income and operating margin were negatively impacted by $5.6 million in one-time charges related to the launch of GNT.

Other

Total other income, net of interest expense, was $2.4 million for the first nine months of 2012 versus an expense of $8.8 million in the prior year’s period.  Realized and unrealized gains in our trading portfolio were $17.2 million in the 2012 period, an increase of $20.9 million versus an expense of $3.7 million in the first nine months of 2011.  Included in the 2012 results are $6.3 million in charges related to total purchases of $64.6 million (face value) of the Company’s 0% Subordinated Debentures due 2015.  We had repurchased $64.1 million (face value) of these 0% Subordinated Debentures through a tender offer which was completed in July 2012.  Interest and dividend income was lower by $1.7 million.  Interest expense increased by $1.7 million to $12.4 million in the first nine months of 2012 from the $10.7 million in the first nine months of 2011 due to higher average debt balances outstanding.

The effective tax rate for the nine months ended September 30, 2012 was 34.8% as compared to the prior year period’s effective rate of 36.9%.  The 2012 nine month rate included a benefit of 1.6% resulting from the difference between the tax and book basis of Subordinated Debentures repurchased, including the tender offer completed in July 2012.

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

Summary cash flow data is as follows:
	Nine months ended
	September 30,
	2012	2011
Cash flows provided by:	(in thousands)
Operating activities	$79,185	$73,494
Investing activities	3,454	2,573
Financing activities	(70,282)	91,242
Effect of exchange rates on cash and cash equivalents	(12)	(3)
Net increase	12,345	167,306
Cash and cash equivalents at beginning of period	276,340	169,601
Decrease in cash from deconsolidation	-	(1,251)
Cash and cash equivalents at end of period	$288,685	$335,656

Cash requirements and liquidity needs have historically been met through cash generated by operating activities and our borrowing capacity.  We filed a shelf registration with the SEC in 2009 which, among other things, provides us the flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $400 million.  We replaced this shelf registration with a new filing for up to $500 million on May 14, 2012.  On May 31, 2011, the Company issued $100 million of senior unsecured notes at par.  The net proceeds of $99.1 million were used for working capital and general corporate purposes.  The notes mature June 1, 2021 and bear interest, payable semi-annually, at 5.875% per annum.  The notes were issued pursuant to the Company’s shelf registration and there remains $400 million available under the shelf for future use.  On May 21, 2012, the Company commenced a tender offer (the “Offer”) to purchase up to $50 million aggregate principal amount (“face value”) of its 0% Subordinated Debentures (“Debentures”) due 2015 at a price to be determined under a “Modified Dutch Auction” procedure.  On June 19, 2012, we amended the Offer to increase the maximum principal amount of Debentures the Company would purchase to the entire amount outstanding and extended the expiration date of the Offer to July 2, 2012.  At the expiration of the Offer, the Company purchased $64.1 million in face value of Debentures (accreted value of $49.5 million) at a price of $870 per $1,000 principal amount for a total cost of $55.8 million.  This transaction reduced the Company’s cash and cash equivalents by $55.8 million, debt outstanding by $49.5 million and resulted in a one-time loss on extinguishment of debt, net of management fees and tax benefit, of approximately $2.1 million or $0.08 per fully diluted share.  Interest expense is expected to be reduced annually by $4.0 million in 2013, $4.3 million in 2014 and $4.6 million in 2015.

At September 30, 2012, we had total cash and cash equivalents of $288.7 million, an increase of $12.4 million from December 31, 2011.  Cash and cash equivalents of $0.9 million and investments in securities of $6.9 million held by consolidated investment partnerships and offshore funds may not be readily available for the Company to access.  Total debt outstanding at September 30, 2012 was $216.1 million, consisting of $17.1 million in five year zero coupon subordinated debentures due 2015 (“Debentures”), with a face value of $21.8 million, $100 million of 5.875% senior notes due 2021 and $99 million of 5.5% senior notes due 2013.

For the nine months ended September 30, 2012, cash provided by operating activities was $79.2 million, an increase of $5.7 million from cash provided in the prior year period of $73.5 million.  Cash was provided through an increase in net income of $11.8 million, net distributions received from partnerships of $12.7 million, $6.3 million loss on repurchase of debt and $6.9 million from other sources.  Reducing cash was an $8.1 million increase in receivable from brokers, a $5.5 million increase in trading investments and an $18.4 million increase in investment advisory fees receivable.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $3.5 million in the first nine months of 2012.  Cash used in financing activities in the first nine months of 2012 was $70.3 million, including $56.2 million for the repurchase of debt, $16.6 million paid in dividends and $12.4 million paid for the purchase of treasury stock partially offset by $14.1 million in net contributions from redeemable noncontrolling interests and $0.8 million in proceeds from the exercise of stock options.

For the nine months ended September 30, 2011, cash provided by operating activities was $73.5 million.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $2.6 million in the first nine months of 2011.  Cash provided by financing activities in the first nine months of 2011 was $91.2 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

We have two broker-dealers, Gabelli & Company and G.distributors, which are subject to certain net capital requirements.  Both broker-dealers compute their net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 at September 30, 2012.  At September 30, 2012, Gabelli & Company had net capital, as defined, of approximately $7.9 million, exceeding the regulatory requirement by approximately $7.7 million and G.distributors, which became the distributor of the open-end mutual funds on August 1, 2011, had net capital, as defined, of approximately $3.9 million, exceeding the regulatory requirement by approximately $3.6 million.  Net capital requirements for our affiliated broker-dealers may increase in accordance with rules and regulations to the extent they engage in other business activities.

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

The Company’s Chief Investment Officer oversees the proprietary investment portfolios and allocations of proprietary capital among the various strategies.  The Chief Investment Officer and the Board of Directors review the proprietary investment portfolios throughout the year.  Additionally, the Company monitors its the proprietary investment portfolios to ensure that they are in compliance with the Company’s guidelines.

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

With respect to our proprietary investment activities, included in investments in securities of $235.4 million and investments in sponsored registered investment companies of $64.2 million at September 30, 2012 were investments in United States Treasury Bills and Notes of $28.7 million, mutual funds and closed-end funds, largely invested in equity products, of $67.4 million, a selection of common and preferred stocks totaling $203.1 million, and other investments of approximately $0.4 million.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $203.1 million invested in common and preferred stocks at September 30, 2012, $32.2 million represented our investment in Westwood Holdings Group Inc., and $77.1 million was invested by the Company in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Risk arbitrage generally involves announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At September 30, 2012, the fair value of securities sold, not yet purchased was $3.8 million.  Investments in partnerships totaled $102.6 million at September 30, 2012, $77.1 million of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of September 30, 2012.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At September 30, 2012:
Equity price sensitive investments, at fair value	$268,637	$241,773	$295,501
At December 31, 2011:
Equity price sensitive investments, at fair value	$261,024	$234,922	$287,126

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on September 30, 2012 cash and cash equivalent balance of $288.7 million, a 1% increase in interest rates would increase our interest income by $2.9 million annually.  Given that our current return on these cash equivalent investments is approximately 0.03% annually, an analysis of a 1% decrease is not meaningful.

As the advisor to a money market fund that invests 100% in U.S. Government securities, our exposure to interest rate risk results from the fund’s potential inability to earn a return in excess of the fund’s expenses.  If the fund were not to earn a return on its $1.8 billion in assets, the advisor could be responsible to cover the fund’s expenses of approximately $540,000, or 0.03%, annually.

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

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At September 30, 2012, we had equity investments, including mutual funds largely invested in equity products, of $270.9 million.  Investments in mutual funds and closed-end funds, $67.4 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships totaled $102.6 million, of which $77.1 million were invested in partnerships which invest in risk arbitrage.  Risk arbitrage is primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes will be recorded as net gain from investments in the condensed consolidated statements of income while the available for sale portfolio changes will be recorded in other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Co-Chief Accounting Officers (“CAOs”), to allow timely decisions regarding required disclosure.  Our CEO, CFO, and CAOs participated in this evaluation and concluded that, as of the date of September 30, 2012, our disclosure controls and procedures were effective.

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

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended September 30, 2012:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
7/01/12 - 7/31/12	-	$-	-	345,265
8/01/12 - 8/31/12	19,489	46.20	19,489	325,776
9/01/12 - 9/30/12	27,937	48.90	27,937	297,839
Totals	47,426	$47.79	47,426

Our stock repurchase programs are not subject to expiration dates.

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer	Title: Co-Chief Accounting Officer

Date: November 2, 2012	Date: November 2, 2012