Form 10-K
period 2012-12-31
GAMCO INVESTORS, INC. ET AL
filed 2013-03-08
CIK 1060349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission file number 001-14761

GAMCO Investors, Inc.

(Exact name of registrant as specified in its charter)

New York	13-4007862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Corporate Center, Rye, NY	10580-1422
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (914) 921-3700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $284,289,141.

As of March 1, 2013, 6,123,436 shares of class A common stock and 19,624,174 shares of class B common stock were outstanding.  19,003,741 shares of class B common stock were held by a subsidiary of GGCP, Inc.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s definitive proxy statement relating to the 2013 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

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

Overview

GAMCO Investors, Inc. (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of New York, is a widely-recognized provider of investment advisory services to mutual funds, institutional and private wealth management investors, and investment partnerships, principally in the United States.  We provide institutional research services to institutional clients and investment partnerships.  We generally manage assets on a discretionary basis and invest in U.S. and international securities through various investment styles.  Our revenues are based primarily on the firm’s levels of assets under management (“AUM”) and to a lesser extent, incentive fees associated with our various investment products, as well as revenues from institutional services.

Since our inception in 1977, we have been identified by our research driven approach to equity investing.  We enhanced the “value” style approach with our proprietary hallmark Private Market Value (PMV) with a Catalyst™ stock selection process.  Our mission is to earn a superior return for our clients over the long-term by providing value added products using fundamental research.  Over the last 35 years the firm has generated over $17.5 billion in investment returns for our institutional and private wealth management clients.  In addition to our value portfolios, GAMCO and other brands offer a broad range of investment strategies that include global growth, international, gold, and convertible products.  We also offer performance fee-based investment partnerships that provide long-short investment opportunities, sector specific portfolios, and non-market correlated investments in merger arbitrage, as well as a fixed income strategy.

As of December 31, 2012, we had $36.4 billion of AUM.  We conduct our investment advisory business principally through our subsidiaries: GAMCO Asset Management Inc. (Institutional and Private Wealth Management), Gabelli Funds, LLC (Mutual Funds) and Gabelli Securities, Inc. (Investment Partnerships).  We also act as an underwriter and provide institutional research services through Gabelli & Company, Inc. (“Gabelli & Company” or "Institutional Broker-Dealer").  G.distributors, LLC (“G.distributors”) acts as an underwriter and distributor of our open-end funds.

Our AUM are organized into four groups:

·
Investment Partnerships: We provide advisory services to limited partnerships and offshore funds (“Investment Partnerships”).  We managed a total of $801 million in Investment Partnership assets on December 31, 2012.

·
Institutional and Private Wealth Management: We provide advisory services to a broad range of investors, including private wealth management, corporate pension and profit-sharing plans, foundations, endowments, jointly-trusteed plans and public funds, and also serve as sub-advisor to certain other third party investment funds including registered investment companies (“Institutional and Private Wealth Management”).  Each Institutional and Private Wealth Management (“PWM”) portfolio is managed to meet the needs and objectives of the particular client by utilizing investment strategies and techniques within our areas of expertise.  On December 31, 2012, we had $15.0 billion of Institutional and Private Wealth Management AUM.

·
Open and Closed-End Funds: We provide advisory services to twenty-one open-end funds and ten closed-end funds under Gabelli, GAMCO and Comstock brands (collectively, the “Funds”).  The Funds had $20.5 billion of AUM on December 31, 2012.  Additionally, we provide administrative services to six open-end funds, with AUM of $0.8 billion on December 31, 2012, under the TETON Westwood brand.

·
SICAV: We provide advisory services to one fund under the GAMCO brand, the GAMCO International SICAV (the “SICAV”).  The SICAV has two sub-fund strategies, the GAMCO Merger Arbitrage Fund and the GAMCO Strategic Value Fund.  The SICAV had $119 million of AUM, including $104 million of seed capital provided by the Company, on December 31, 2012.

GBL is a holding company incorporated in April 1998 in connection with our initial public offering (“Offering”) in February 1999.  GGCP Holdings, LLC, a subsidiary of GGCP, Inc. owns a majority of the outstanding shares of Class B Common Stock (“Class B Stock”) of GBL.  Such ownership represented approximately 94% of the combined voting power of the outstanding common stock and approximately 74% of the equity interest on December 31, 2012.  GGCP, Inc. is majority-owned by Mr. Mario J. Gabelli (“Mr. Gabelli”).  Accordingly, Mr. Gabelli is deemed to control GBL.

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

During 2012, we returned $131.3 million to shareholders through dividends and our stock buyback program.  We paid $76.4 million, or $2.88 per share, in cash dividends to our common shareholders and repurchased 1,138,313 shares at an average investment of $48.25 per share or $54.9 million.

Since the Offering, we have returned $773.7 million in total to shareholders of which $420.4 million was in the form of dividends and $353.3 million was through stock buybacks.

As of December 31, 2012, ten open-end funds that we manage have a 4 or 5-star three year Morningstar RatingTM representing 87% of open-end fund equity AUM for funds with a Morningstar RatingTM.

Our balance sheet provides access to financial markets and the flexibility to opportunistically add operating resources to our firm, repurchase our stock and consider strategic initiatives, including lift-outs, acquisitions and seeding new products.  As a result of GBL's shelf registration in the second quarter of 2012, we have the ability to issue any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount of $400 million.  The shelf is available through May 30, 2015, at which time it may be renewed.

Business Strategy

Our business strategy targets global growth of the franchise through continued leveraging of our proven asset management strengths including our brand name, long-term performance record, diverse product offerings and experienced investment, research and client relationship professionals.  In order to achieve performance and growth in AUM and profitability, we are pursuing a strategy which includes the following key elements:

·
Gabelli “Private Market Value (PMV) with a CatalystTM” Investment Approach.  While we have expanded our investment product offerings, our “value investing” approach remains the core of our business.  This method is based on and has evolved from the value investing principles articulated by Graham & Dodd in 1934, and has been further augmented by Mr. Gabelli, CFA, with his development of Private Market Value (PMV) with a CatalystTM value investment methodology.

Private Market Value (PMV) with a CatalystTM investing is a disciplined, research-driven approach based on intensive security analysis.  In this process, we generally select stocks whose intrinsic value, based on our estimate of current asset value and future growth and earnings power, is significantly different from the value reflected in the public market.  We then calculate the stock’s PMV, which is defined as the price an informed industrial buyer would be likely to pay to acquire the business.

Our value team generally looks for situations in which a catalyst(s) is (are) working to narrow the spread between the public market price and the estimated PMV.  Catalysts which are company specific include:  realization of hidden assets, recognition of underperforming subsidiaries, share buybacks, spin-offs, mergers and acquisitions, balance sheet changes, new products, accounting changes, new management and cross-shareholder unwinding.  Other catalysts are related to industry dynamics or macroeconomics and include but are not limited to: industry consolidation, deregulation, accounting, tax, pension and political reforms, technological change and the macroeconomic backdrop.  The time horizons for catalysts to trigger change can either be short-term, medium-term or long-term.

·
Establishing Research Centers. To enhance our research in our core research competency, we have eight offices including New York, London, Chicago, Greenwich, Shanghai, Tokyo, Minneapolis and St. Louis.  We will continue to evaluate adding additional research offices throughout the world.  These centers along with Reno and Palm Beach serve also as relationship centers.

·
Incentive Fees. Since a growing percentage of the firm's revenues may be directly linked to performance-based fees (largely recognized in the fourth quarter), this may increase the variability of our revenues and profits.  As of December 31, 2012, approximately $1.6 billion of Institutional and Private Wealth Management assets are managed on a performance fee basis along with $729 million of preferred issues of closed-end funds, $423 million in The GDL Fund and $801 million of investment partnership assets, $119 million of SICAV AUM for a total of $3.7 billion.  In addition, the incubation of new product strategies using proprietary capital will compensate the investment team with a performance fee model to reinforce our pay-for-performance approach.

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

·
Increasing Presence in Private Wealth Management Market.  Our private wealth management business focuses, in general, on serving clients who have established an account relationship of $1 million or more with us.  According to industry estimates, the number of households with over $1 million in investable assets will continue to grow in the future, subject to ups and downs in the equity and fixed income markets.  With our 35-year history of serving this segment, long-term performance record, customized portfolios tax-sensitive investment strategy, brand name recognition and broad array of product offerings, we believe that we are well-positioned to capitalize on the growth opportunities in this market.

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

·
Sponsorship of Industry Conferences. Gabelli & Company, our institutional research services business, sponsors industry conferences and management events throughout the year.  At these conferences and events, senior management from leading companies share their thoughts on the industry, competition, regulation and the challenges and opportunities in their businesses with portfolio managers and securities analysts.  These meetings are an important component of the research services provided to institutional clients.  Specifically, in 2012, we hosted 5 such meetings: our 36th annual Automotive Aftermarket Symposium, 22nd annual Pump Valve & Motor Symposium, 18th annual Aircraft Supplier Conference, 5th annual Best Ideas Conference and our 4th annual Movie & Broadcasting Conference.

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

We also hold annual conferences for our investment partnership clients and prospects in New York and London at which our portfolio management team discusses the investment environment, our strategies, and event-driven investment opportunities.

·
Capitalizing on Acquisitions, Alliances and Lift-outs.  We intend to selectively and opportunistically pursue acquisitions, alliances and lift-outs that will broaden our product offerings and add new sources of distribution.   On October 1, 1999, we completed our alliance with Mathers and Company, Inc. and now act as investment advisor to the Mathers Fund (renamed GAMCO Mathers Fund), and in May 2000, we added Comstock Partners Funds, Inc., (renamed Comstock Funds, Inc.).  The Mathers and Comstock funds are part of our Non-Market Correlated mutual fund product line.  In November 2002, we completed our alliance with Woodland Partners LLC, a Minneapolis-based investment advisor focused on investing in small capitalization companies.  On March 11, 2008, Gabelli Funds, LLC (“Funds Advisor”) assumed the role of investment advisor to the AXA Enterprise Mergers and Acquisitions Fund, subsequently renamed Gabelli Enterprise Mergers and Acquisitions Fund, a fund that had been sub-advised by GAMCO since the fund’s inception on February 28, 2001.  On August 1, 2010, the clients of Florida-based NMF Asset Management, headed by Nola Maddox Falcone, became part of the Institutional and Private Wealth Management operation of GAMCO Asset Management Inc. ("GAMCO Asset").

We believe that we have the financial capacity to pursue acquisitions and lift-outs.

We believe that our growth to date is traceable to the following factors:

·
Strong Industry Fundamentals:  According to data compiled by the U.S. Federal Reserve, the investment management industry has grown faster than more traditional segments of the financial services industry, including the banking and insurance industries. Since GBL began managing assets for institutional and private wealth management clients in 1977, world equity markets have grown at a 10.5% compounded annual growth rate through December 31, 2012 to approximately $52 trillion(a).  The U.S. equity market comprises about $16.9 trillion(a) or roughly 32% of world markets.  We believe that demographic trends and the growing role of money managers in the placement of capital compared to the traditional role played by banks and life insurance companies will result in continued growth of the investment management industry.

·
Long-Term Performance: We have a superior long-term record of achieving relatively high returns for our Institutional and Private Wealth Management clients.  We believe that our performance record represents a competitive advantage and a recognized component of our franchise.

·
Stock Market Gains: Since we began managing for institutional and private wealth management clients in 1977, our traditional value-oriented Institutional and Private Wealth Management composite has earned a compound annual return of 15.8% net of fees versus a compound annual return of 11.2% for the S&P 500 through December 31, 2012.

(a) Source: Birinyi Associates, LLC

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

·
Diversified Product Offerings:  Since the inception of our investment management activities, we have sought to expand the breadth of our product offerings.  We currently offer a wide spectrum of investment products and strategies, including product offerings in U.S. equities, U.S. fixed income, global and international equities, convertible securities and investment partnerships.

Business Description

GBL started operations in 1977 as an institutional services firm.  We entered the Institutional and Private Wealth Management business in 1977, management of investment partnerships in 1985 and the mutual fund business in 1986.  Our initial product offerings centered on our tax sensitive, buy-hold, value-oriented investment philosophy.  Starting in the mid-1980s, we began building on our core value-oriented equity investment products by adding new investment strategies designed for a broad array of clients seeking to invest in growth-oriented equities, convertible securities and fixed income products.  Since then, we have continued to build our franchise by expanding our investment management capabilities through the addition of industry specific, international, global, non-market correlated, venture capital, leveraged buy-out and merchant banking product offerings.  Throughout our 35 year history, we have marketed most of our products under the “Gabelli” and “GAMCO” brand names.  Specialty brands offered to investors have included Mathers, Comstock and Westwood.

Our AUM are clustered mostly in three groups:  Institutional and Private Wealth Management, Mutual Funds and Investment Partnerships.

Institutional and Private Wealth Management:  Since 1977, we have provided investment management services to a broad spectrum of institutional and private wealth investors.  At December 31, 2012, we had $15.0 billion of AUM in approximately 1,700 Institutional and Private Wealth Management accounts, representing approximately 41.2% of our total AUM.  The majority of advisory services are provided to private wealth management clients – defined as individuals generally having minimum account balances of $1 million.  They comprised approximately 79% of the total number of Institutional and Private Wealth Management accounts and approximately $3.7 billion, or 25%, of the PWM assets as of December 31, 2012.  We believe that private wealth management clients are attracted to us by our returns and the tax efficient nature of the underlying investment process in these traditional products.  As of December 31, 2012, Institutional client accounts, which include corporate pension and profit sharing plans, jointly-trusteed plans and public funds, represented approximately $6.6 billion, or 44%, of the PWM assets and 9% of the accounts.

Foundation and endowment fund assets represented 11% of the number of Institutional and Private Wealth Management accounts and approximately $1.8 billion, or 12%, of the Institutional and Private Wealth Management AUM.  The sub-advisory portion of the Institutional and Private Wealth Management (where we act as sub-advisor to certain other third party investment funds) held approximately $2.9 billion, or 19%, of total Institutional and Private Wealth Management assets with less than 1% of total the number of accounts.

The ten largest Institutional and Private Wealth Management relationships comprised approximately 40% of Institutional and PWM AUM and approximately 17% of our total AUM and approximately 26% of Institutional and PWM revenues and approximately 7% of our total revenues for the year ended December 31, 2012.

In general, our Institutional and Private Wealth Management AUM are managed to meet the specific needs and objectives of each client by utilizing investment strategies that are within our areas of expertise: “all cap value”, “large cap value”, “small cap value”, “large cap growth”, “international growth” and “convertible bond”.  We distinguish between taxable and tax-free assets and manage client portfolios with tax sensitivity within given investment strategies.

Sales efforts are conducted on a regional and product specialist basis.  Members of the sales and marketing staff for the Institutional and Private Wealth Management have an average of more than ten years of experience and focus on developing and maintaining direct, long-term relationships with their Institutional and Private Wealth Management clients.  The firm will host its 28th Annual Client Conference in May 2013.  This conference will be held at the Pierre Hotel in New York and will include presentations by our portfolio managers and analysts.

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

Open and Closed-End Funds:  Funds Advisor provides advisory services to twenty-one open-end funds and ten closed-end funds.  At December 31, 2012, we had $20.5 billion of AUM in open-end and closed-end funds, representing approximately 56.2% of our total AUM.  Our equity funds and closed-end funds were $18.8 billion in AUM on December 31, 2012, 3.9% above the $18.1 billion on December 31, 2011.

GAMCO is the brand for our “Growth” business, which is primarily represented by The GAMCO Growth Fund, The GAMCO Global Growth Fund, and The GAMCO International Growth Fund.  GAMCO also includes other distinct investment strategies and styles including our convertible securities, contrarian funds and covered call writing strategies.

The seven GAMCO branded open-end funds are:

● GAMCO Growth
● “ International Growth
● “ Global Telecommunications
● “ Global Growth
● “ Global Opportunity
● “ Vertumnus Fund
● “ Mathers

The Gabelli brand represents our “Value” business, primarily representing our absolute return, research-driven Private Market Value (PMV) with a CatalystTM funds. The GAMCO Global Telecommunications Fund and The GAMCO Vertumnus Fund are value portfolios but retain the GAMCO name. The Gabelli brand also includes The Gabelli Dividend Growth Fund and The Gabelli Focus Five Fund as well as seven of the closed-end funds.

Open-end Funds

On December 31, 2012, we had $12.5 billion of AUM in twenty open-end equity funds and $1.7 billion in our Gabelli U.S. Treasury Money Market Fund.  At year-end, of the open-end funds AUM having an overall rating from Morningstar, Inc. (“Morningstar”), 96% were ranked “three stars” or better, with approximately 87% ranked “five stars” or “four stars” on an overall basis (i.e., derived from a weighted average of the performance figures associated with their three, five, and ten year Morningstar Rating metrics).  There can be no assurance, however, that these funds will be able to maintain such ratings or that past performance is indicative of future results.

We market our open-end funds through third party distribution programs, particularly no-transaction fee (“NTF”) programs, and have developed additional share classes for many of our funds for distribution through additional third party distribution channels.  At December 31, 2012, third party distribution programs accounted for approximately 81% of all assets in open-end equity funds.  At December 31, 2012, approximately 19% of our AUM in open-end, equity funds was sourced through direct sales relationships.

Closed-end Funds

We act as investment advisor to ten closed-end funds, all of which trade on the NYSE or its affiliated exchange: Gabelli Equity Trust (GAB), GDL Fund (GDL), Gabelli Multimedia Trust (GGT), Gabelli Healthcare & Wellness Rx Trust (GRX), Gabelli Convertible and Income Securities Fund (GCV), Gabelli Utility Trust (GUT), Gabelli Dividend & Income Trust (GDV), Gabelli Global Utility & Income Trust (GLU), GAMCO Global Gold, Natural Resources & Income Trust by Gabelli (GGN) and GAMCO Natural Resources, Gold & Income Trust by Gabelli (GNT).  As of December 31, 2012, the ten closed-end funds had total assets of $6.3 billion, representing 30.7% of the total assets in our Mutual Funds business.

The Gabelli Equity Trust (“GAB”), which raised $400 million through its initial public offering in August 1986, finished its 26th year with net assets of $1.4 billion.  Since inception, the Gabelli Equity Trust has distributed $2.7 billion in cash to common shareholders through its 10% distribution policy and spawned three other closed-end funds, the Gabelli Multimedia Trust, the Gabelli Utility Trust (“GUT”) and the Gabelli Healthcare & Wellness Rx Trust.  During 2012, GAB raised $70 million through a rights offering of preferred shares as well as $102 million from a new preferred share issuance.

The Gabelli Dividend & Income Trust, launched in November 2003 had net assets of $2.0 billion as of December 31, 2012.

The GAMCO Global Gold, Natural Resources & Income Trust by Gabelli (“GGN”) was launched in March 2005.  During the years ended December 31, 2012 and 2011, GGN issued 24.3 million and 18.7 million common shares, respectively, through various “at the market offerings”.  The net proceeds received from these offerings was approximately $342.3 million and $317.5 million, respectively.  GGN filed a $750 million shelf registration statement with the SEC that became effective on February 4, 2011, enabling GGN to offer additional common and preferred shares.  As of December 31, 2012, after taking into account the issuance of the preferred and common shares, GGN had approximately $93 million available for issuance under the shelf registration statement.  GGN utilizes a covered call option writing program and had net assets of $1.4 billion as of December 31, 2012.

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

In January 2011, we established the GAMCO Natural Resources, Gold & Income Trust by Gabelli (“GNT”), a closed-end fund that seeks to achieve its investment objective by providing a high level of current income from interest, dividends and option premiums.  This launch raised approximately $370 million in AUM.

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

In December 2012, the Gabelli Global Utility Trust (“GUT”), a closed-end fund that seeks high total return from investments primarily in securities of companies in gas, electricity and water industries, raised $54.0 million through a rights offering of common shares.

Investment Partnerships:  We manage Investment Partnerships through our 93% majority-owned subsidiary, Gabelli Securities, Inc. (“GSI”).  The Investment Partnerships consist primarily of limited partnerships and offshore funds.  As of December 31, 2012, we had $801 million of Investment Partnership AUM.

We introduced our first investment partnership, a merger arbitrage partnership, in 1985.  An offshore version of this strategy was added in 1989.  Building on our strengths in global event-driven value investing, several new Investment Partnerships have been added to balance investors’ geographic, strategy and sector needs.  Today we offer a broad range of absolute return products.  Within our merger arbitrage strategy, we manage approximately $680 million of assets for investors who seek positive returns not correlated to fluctuations of the general market.  These funds seek to drive returns by investing in announced merger and acquisition transactions that are primarily dependent on deal closure and less on the overall market environment.  In event-driven strategies, we manage $55 million of assets focused on the U.S. and Japanese markets.  We also manage a series of sector-focused absolute return funds designed to offer investors a mechanism to diversify their portfolios by global economic sector rather than by geographic region.  We currently offer four sector-focused portfolios: the Gabelli International Gold Fund Ltd., GAMA Select Energy Plus, L.P., Gabelli Green Long/Short Fund, L.P. and GAMCO Medical Opportunities, L.P.  Venture capital activities are carried out through ALCE Partners, L.P. and Gabelli Multimedia Partners, L.P., both of which are currently closed to new investors.

Assets Under Management

The following table sets forth total AUM by product type as of the dates shown:

Assets Under Management
By Product Type
(Dollars in millions)

						%
	At December 31,					Change
	2008	2009	2010	2011	2012	2012/2011
Equity:
Open-end Funds	$6,139	$8,476	$11,252	$12,273	$12,502	1.9%
Closed-end Funds	3,792	4,609	5,471	5,799	6,288	8.4
Institutional & Private Wealth
Management
Direct	6,861	9,312	11,005	10,853	12,030	10.8
Sub-advisory	1,585	1,897	2,637	2,600	2,924	12.5
Investment Partnerships	295	305	515	605	801	32.4
SICAV (a)	-	-	-	105	119	13.3
Total Equity	18,672	24,599	30,880	32,235	34,664	7.5
Fixed Income:
Money Market Mutual Funds	1,507	1,721	1,616	1,824	1,681	(7.8)
Institutional & Private Wealth
Management	22	26	26	26	60	130.8
Total Fixed Income	1,529	1,747	1,642	1,850	1,741	(5.9)
Total AUM	$20,201	$26,346	$32,522	$34,085	$36,405	6.8
Breakdown of Total AUM:
Funds	$11,438	$14,806	$18,339	$19,896	$20,471	2.9
Institutional & Private Wealth
Management
Direct	6,883	9,338	11,031	10,879	12,090	11.1
Sub-advisory	1,585	1,897	2,637	2,600	2,924	12.5
Investment Partnerships	295	305	515	605	801	32.4
SICAV (a)	-	-	-	105	119	13.3
Total AUM	$20,201	$26,346	$32,522	$34,085	$36,405	6.8%

(a) Includes $100 million and $104 million of proprietary capital at December 31, 2011 and December 31, 2012, respectively.

Summary of Investment Products

We manage assets in the following wide spectrum of investment products and strategies, many of which are focused on fast-growing areas:

U.S. Equities:	Global and International Equities:	Investment Partnerships:
All Cap Value	International Growth	Merger Arbitrage
Large Cap Value	Global Growth	U.S. Long/Short
Large Cap Growth	Global Value	Global Long/Short
Mid Cap Value	Global Telecommunications	Japanese Long/Short
Small Cap Value	Multimedia	Sector-Focused
Small Cap Growth	Gold	- Energy
Micro Cap		- Gold
Natural Resources	U.S. Fixed Income:	- Medical Opportunities
Income	Corporate	Merchant Banking
Utilities	Government
Non-Market Correlated	Asset-backed
Options Income	Intermediate
Short-term
Convertible Securities:		U.S. Balanced:
U.S. Convertible Securities		Balanced Growth
Global Convertible Securities		Balanced Value

During 2012, we continued to develop the skills of our investment team by allocating firm capital to incubate investment strategies.  Historically, this began with a capital structure arbitrage strategy (2004) and now includes a merger-arbitrage and a global trading strategy.

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

Our marketing efforts for the open-end funds are currently focused on increasing the distribution and sales of our existing funds as well as creating new products for sale through our distribution channels.  We believe that our marketing efforts for the funds will continue to generate additional revenues from investment advisory fees.  We have traditionally distributed most of our open-end funds by using a variety of direct response marketing techniques, including telemarketing and advertising, and as a result we maintain direct relationships with many of our no-load open-end fund customers.  Beginning in late 1995, we expanded our product distribution by offering several of our open-end funds through third party distribution programs, including NTF programs.  In 1998 and 1999, we further expanded these efforts to include substantially all of our open-end funds in third party distribution programs.  More than 19% of the AUM in the open-end equity funds are still attributable to our direct response marketing efforts.  Third party distribution programs have become an increasingly important source of asset growth for us.  Of the $12.5 billion of AUM in the open-end equity funds as of December 31, 2012, approximately 81% were generated through third party distribution programs.  We are responsible for paying the service and distribution fees charged by many of the third party distribution programs, although a portion of such service fees under certain circumstances are payable by the funds.  During 2000, we completed development of additional classes of shares for many of our funds for sale on a commission basis through national brokerage and investment firms and other third party distribution channels.  The multi-class shares are available in all of the Gabelli Funds, with the exception of the Gabelli Capital Asset Fund and the GAMCO Mathers Fund.  We believe that the use of multi-class share products will expand the distribution of Gabelli Fund products into the advised sector of the mutual fund investment community.  During 2003, we introduced Class I shares, which are no-load shares with higher minimum initial investment and without distribution fees available directly through G.distributors or brokers that have entered into selling agreements specifically with respect to Class I shares.  The no-load shares are designated as Class AAA shares and are available for new and current investors.  In general, distribution through third party programs has greater variable cost components and lower fixed cost components than distribution through our traditional direct sales methods.

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

Our affiliated advisors provide the funds with administrative services pursuant to the management contracts.  Such services include, without limitation, supervision of the calculation of net asset value, preparation of financial reports for shareholders of the funds, internal accounting, tax accounting and reporting, regulatory filings and other services.  Most of these administrative services are provided through sub-contracts with independent third parties.  Transfer agency and custodial services are provided directly to the funds by independent third parties.

Our funds’ investment management agreements may continue in effect from year to year only if specifically approved at least annually by (i) the fund's Board of Directors or Trustees or (ii) the fund's shareholders and, in either case, the vote of a majority of the fund's directors or trustees who are not parties to the agreement or “interested persons” of any such party, within the meaning of the Investment Company Act of 1940 as amended (the “Company Act”).  Each fund may terminate its investment management agreement at any time upon 60 days' written notice by (i) a vote of the majority of the Board of Directors or Trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy (if at least 50% of the shares are present at the meeting) or 50% of the outstanding voting shares of such Fund.  Each investment management agreement automatically terminates in the event of its assignment, as defined in the Company Act.  We may terminate an investment management agreement without penalty on 60 days' written notice.

Mutual Fund Distribution, Institutional Research, Brokerage and Underwriting

Gabelli & Company, the wholly-owned subsidiary of our 93% majority-owned subsidiary GSI, is a broker-dealer registered under the Securities Exchange Act of 1934 and is regulated by the Financial Industry Regulatory Authority (“FINRA”).  Gabelli & Company's revenues are derived primarily from institutional research services, underwriting fees and selling concessions.  G.distributors, a wholly-owned subsidiary of GBL, is a broker-dealer registered under the Securities Exchange Act of 1934 and is regulated by FINRA.  G.distributors' revenues are derived primarily from the distribution of our open-end funds.

Mutual Fund Distribution

G.distributors distributes our open-end funds pursuant to distribution agreements with each fund.  It also distributes the TETON Westwood Funds.  Under each distribution agreement with an open-end fund, G.distributors offers and sells such open-end fund's shares on a continuous basis and pays the majority of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of third party distribution programs, financial intermediaries and G.distributors sales personnel.  G.distributors receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 (“12b-1”) of the Company Act.  Distribution fees from the open-end funds are computed daily based on average net assets.  Distribution fees from the open-end funds amounted to $41.2 million, $39.7 million and $29.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.  G.distributors is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back-end sales charge.  Underwriting fees and sales charges retained amounted to $2.0 million, $3.3 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Under the distribution plans, the open-end Class AAA shares of the funds (except The Gabelli U.S. Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund) and the Class A and ADV shares of various funds pay G.distributors a distribution or service fee of .25% per year (except the Class A shares of the TETON Westwood Funds and Gabelli Enterprise Mergers & Acquisition Fund which pay .50% and 0.45% per year, respectively, and the TETON Westwood Intermediate Bond Fund which pays .35%) on the average daily net assets of the fund.  Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%.  G.distributors’ distribution agreements with the funds may continue in effect from year to year only if specifically approved at least annually by (i) the fund's Board of Directors or Trustees or (ii) the fund's shareholders and, in either case, the vote of a majority of the fund's directors or trustees who are not parties to the agreement or “interested persons” of any such party, within the meaning of the Company Act.  Each fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days' written notice by (i) a vote of the majority of its directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy (if at least 50% of the shares are present at the meeting) or 50% of the outstanding voting shares of such fund. Each distribution agreement automatically terminates in the event of its assignment, as defined in the Company Act.  G.distributors may terminate a distribution agreement without penalty upon 60 days' written notice.

G.distributors also offers our open-end Fund products through our website, www.gabelli.com, where directly registered mutual fund investors can access their personal account information and buy, sell and exchange Fund shares.  Fund prospectuses, quarterly reports, fund applications, daily net asset values and performance charts are all available online.

Institutional Research Services

Gabelli & Company, in the process of being renamed to G.research, provides institutional investors with investment ideas in numerous industries and special situations, with a particular emphasis on small-cap and mid-cap companies.  Our research analysts are industry-focused, following sectors that stem from our core competencies.  They research companies of all market capitalizations on a global basis.  The primary function of the research team is to gather data, array the data, and then project and interpret data from which investment decisions can be made.  Analysts publish their insights in the form of research reports and daily notes.  In addition, Gabelli & Company hosts numerous conferences each year which bring together industry leaders and institutional investors.  The objective of the institutional research services is to provide superior investment ideas to investment decision makers.

Analysts are generally assigned to research platforms, coordinated by a senior analyst, in order to ensure a consistent process, enhance idea cross-fertilization and knowledge-sharing.  Our platforms include Digital, which includes cable, telecommunications, broadcasting, publishing, advertising, entertainment and technology; Green, which includes utilities and renewable energy; Consumer, Health and Wellness, Autos, Aerospace and Capital Goods; Natural Resources; and Financial Services.

Gabelli & Company generates institutional research services revenues through brokerage activities from securities transactions executed on an agency basis on behalf of institutional and private wealth management clients as well as from retail customers and mutual funds.  Institutional research services revenues totaled $11.0 million, $14.3 million, and $16.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Gabelli & Company continues to pursue expansion of such activities.

Underwriting

During 2012, Gabelli & Company participated as agent in the at the market offerings of The GAMCO Global Gold, Natural Resources & Income Trust by Gabelli and acted as Dealer Manager for The Gabelli Equity Trust’s Series F Cumulative Preferred Rights Offering, and acted as co-underwriter for The Gabelli Equity Trust’s Series H Cumulative Preferred Stock Offering.  During 2011, Gabelli & Company participated as agent in the at the market offerings of The GAMCO Global Gold, Natural Resources & Income Trust by Gabelli and acted as Dealer Manager for The GDL Fund's Series B Cumulative Puttable and Callable Preferred Share Rights Offering.  During 2010, Gabelli & Company acted as underwriter in the Gabelli Healthcare & WellnessRx Trust offering of 5.76% Series A Cumulative Preferred shares and as agent in the at the market offerings of The GAMCO Global Gold, Natural Resources & Income Trust by Gabelli.

Competition

We compete with other investment management firms and mutual fund companies, insurance companies, banks, brokerage firms and other financial institutions that offer products that have similar features and investment objectives.  Many of these investment management firms are subsidiaries of large diversified financial companies.  Many others are much larger in terms of AUM and revenues and, accordingly, have much larger sales organizations and marketing budgets.  Historically, we have competed primarily on the basis of the long-term investment performance of many of our investment products.  However, we have taken steps to increase our distribution channels, brand name awareness and marketing efforts.

The market for providing investment management services to Institutional and Private Wealth Management clients is also highly competitive.  Approximately 32% of our investment advisory fee revenue for the year ended December 31, 2012 was derived from our Institutional and Private Wealth Management.  Selection of investment advisors by U.S. institutional investors is often subject to a screening process and to favorable recommendations by investment industry consultants.  Many of these investors require their investment advisors to have a successful and sustained performance record, often five years or longer with focus also on one-year and three-year performance records.  We have significantly increased our AUM on behalf of U.S. institutional investors since our entry into the institutional asset management business in 1977.  At the current time, we believe that our investment performance record would be attractive to potential new Institutional and Private Wealth Management clients.  However, no assurance can be given that our efforts to obtain new business will be successful.

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

The subsidiaries of GBL that are registered with the Commission under the Advisers Act (Funds Advisor, Gabelli Fixed Income LLC, GAMCO Asset and GSI) are regulated by and subject to examination by the SEC.  The Advisers Act imposes numerous obligations on registered investment advisors including fiduciary duties, disclosure obligations and record keeping, operational and marketing requirements.  The Commission is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment advisor's registration.  The failure of an advisory subsidiary to comply with the requirements of the SEC could have a material adverse effect on us.

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

In their capacities as broker-dealers, Gabelli & Company and G.distributors are required to maintain certain minimum net capital and cash reserves for the benefit of their customers.  Gabelli & Company’s and G.distributors’ net capital, as defined, met or exceeded all minimum requirements as of December 31, 2012.  Gabelli & Company and G.distributors are also subject to periodic examination by FINRA, the SEC and the states.

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

Investments by GBL and on behalf of our advisory clients and investment funds often represent a significant equity ownership position in an issuer's class of stock.  As of December 31, 2012, we had five percent or more beneficial ownership with respect to 113 equity securities.  This activity raises frequent regulatory, legal, and disclosure issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers' shareholder rights plans or “poison pills,” and various federal and state regulatory limitations, including state gaming laws and regulations, federal communications laws and regulations and federal and state public utility laws and regulations, as well as federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions.  Our failure to comply with these requirements could have a material adverse effect on us.

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

We and certain of our affiliates are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies.  In connection with our opening of an office in London and our plans to market certain products in Europe, we are required to comply with the laws of the United Kingdom and other European countries regarding these activities.  Our subsidiary, GAMCO Asset Management (UK) Limited, is regulated by the Financial Services Authority (“FSA”).  In connection with our registration in the United Kingdom, we have minimum capital requirements that have been consistently met or exceeded.  Several of our investment funds are organized under the laws of foreign jurisdictions and subject to regulation.  We opened research offices in Shanghai and Tokyo and therefore are subject to national and local laws in those jurisdictions.  We are subject to requirements in numerous jurisdictions regarding reporting of beneficial ownership positions in securities issued by companies whose securities are publicly-traded in those countries.

Regulatory matters

The investment management industry is likely to continue facing a high level of regulatory scrutiny and become subject to additional rules designed to increase disclosure, tighten controls and reduce potential conflicts of interest.  In addition, the Commission has substantially increased its use of focused inquiries which request information from investment advisors and a number of fund complexes regarding particular practices or provisions of the securities laws.  We participate in some of these inquiries in the normal course of our business.  Changes in laws, regulations and administrative practices by regulatory authorities, and the associated compliance costs, have increased our cost structure and could in the future have a material adverse impact.  Although we have installed procedures and utilize the services of experienced administrators, accountants and lawyers to assist us in adhering to regulatory guidelines and satisfying these requirements, and maintain insurance to protect ourselves in the case of client losses, there can be no assurance that the precautions and procedures that we have instituted and installed, or the insurance that we maintain to protect ourselves in case of client losses, will protect us from all potential liabilities.

See item 3 below.

Personnel

On February 28, 2013, we had a full-time staff of 224 individuals, of whom 78 served in the portfolio management, research and trading areas (including 21 portfolio managers for the Mutual Funds, Institutional and Private Wealth Management and Investment Partnerships), 69 served in the marketing and shareholder servicing areas and 77 served in the administrative area.

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

The SEC adopted a rule in February 2012 that, for purposes of determining whether an investor may be considered a “qualified client” eligible to be charged a performance fee under the Company Act, increased from $0.75 million to $1.0 million the amount that the client must have under management with the advisor, and from $1.5 million to $2.0 million the net worth requirement for individuals and married couples, excluding the value of their primary residence.  The SEC may also propose or enact other rules designed to increase oversight by the SEC of private funds or restrict investment in them.  Any regulations applicable to private funds that may be adopted could have an impact on our operations, and may adversely affect our private fund business and decrease our future income.

A decline in the prices of securities would lead to a decline in our AUM, revenues and earnings.

Substantially all of our revenues are directly related to the amount of our AUM. Under our investment advisory contracts with our clients, the investment advisory fees we receive are typically based on the market value of AUM.  In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Funds Advisor or Teton Advisors, Inc. (“Teton”) over time pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Company Act.  Rule 12b-1 fees typically are based on the average AUM and represented approximately 12.0%, 12.1% and 10.3% of our total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.  Accordingly, a decline in the prices of securities generally may cause our revenues and net income to decline by either causing the value of our AUM to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees.  The securities markets are highly volatile, and securities prices may increase or decrease for many reasons beyond our control, including but not limited to economic and political events, war (whether or not directly involving the U.S.), acts of terrorism, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties, bond default risks, the sovereign debt crisis in Europe and other factors that are difficult or impossible to predict.  If a decline in securities prices caused our revenues to decline, it could have a material adverse effect on our earnings.

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

Since our Offering in 1999, Mr. Gabelli, through his control and majority ownership of GGCP, has beneficially owned a majority of our outstanding Class B Stock, representing 94% of voting control.  As long as Mr. Gabelli indirectly beneficially owns a majority of the combined voting power of our common stock, he will have the ability to elect all of the members of our Board of Directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the common stock.  In addition, Mr. Gabelli will be able to determine the outcome of matters submitted to a vote of our shareholders for approval and will be able to cause or prevent a change in control of our company.  As a result of Mr. Gabelli's control, none of our agreements with Mr. Gabelli and other companies controlled by him can be assumed to have been arrived at through “arm's-length” negotiations, although we believe that the parties endeavor to implement market-based terms.  There can be no assurance that we would not have received more favorable terms, or offered less favorable terms to, an unaffiliated party.

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

Mr. Gabelli has agreed that while he is employed by us he will not provide investment management services outside of GAMCO, except for certain permitted accounts.  These permitted accounts held assets at December 31, 2012 and 2011 of approximately $135.5 million and $109.6 million, respectively.  Mr. Gabelli continues to be a member of the team that manages the TETON Westwood Mighty MitesSM Fund, whose advisor, Teton, was spun-off from GBL in March 2009.  The assets in the GAMCO Mighty MitesSM Fund at December 31, 2012 were $595.5 million.  The 2008 Employment Agreement may not be amended without the approval of the Compensation Committee and Mr. Gabelli.

We depend on Mr. Gabelli and other key personnel.

We are dependent on the efforts of Mr. Gabelli, our Chairman of the Board, Chief Executive Officer and the primary portfolio manager for a significant majority of our AUM.  The loss of Mr. Gabelli's services could have a material adverse effect on us.

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

Our results of operations are affected by many economic factors, including the performance of the securities markets.  During the 1990s, unusually favorable and sustained performance of the U.S. securities markets, and the U.S. equity market in particular, attracted substantial inflows of new investments in these markets and has contributed to significant market appreciation which has, in turn, led to an increase in our AUM and revenues.  More recently, the securities markets in general have experienced significant volatility, and such volatility may continue or increase in the future.  At December 31, 2012, approximately 95% of our AUM were invested in portfolios consisting primarily of equity securities. Any decline in the securities markets, in general, and the equity markets, in particular, could reduce our AUM and consequently reduce our revenues.  In addition, any such decline in the equity markets, failure of these markets to sustain their prior levels of growth, or continued short-term volatility in these markets could result in investors withdrawing from the equity markets or decreasing their rate of investment, either of which would be likely to adversely affect us.  Also, from time to time, a relatively high proportion of the assets we manage may be concentrated in particular economic or industry sectors.  A general decline in the performance of securities in those industry sectors could have an adverse effect on our AUM and revenues.

There is a possibility of losses associated with proprietary investment activities.

Currently, we maintain relatively large proprietary investment positions in securities.  Market fluctuations and other factors may result in substantial losses in our proprietary accounts, which could have an adverse effect on our balance sheet, reduce our ability or willingness to make new investments or impair our credit ratings.

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

We had approximately 1,700 Institutional and Private Wealth Management accounts as of December 31, 2012, of which the ten largest accounts generated approximately 7% of our total revenues during the year ended December 31, 2012.  Account turnover for any reason would have an adverse effect on our revenues.  Notwithstanding performance, we have from time to time experienced account turnover of large Institutional and Private Wealth Management accounts as a result of corporate mergers and restructurings, and we could continue to lose accounts under these or other circumstances.

A decline in the market for closed-end funds could reduce our ability to raise future assets to manage.

Market conditions may preclude us from increasing the assets we manage in closed-end funds.  A significant portion of our recent growth in the assets we manage has resulted from public offerings of the common and preferred shares of closed-end funds.  We have raised approximately $3.9 billion in gross assets through closed-end fund offerings since January 2004.  The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow our AUM and our revenue.

We rely on third party distribution programs.

A significant share of sales of our open-end funds come through third party distribution programs, which are programs sponsored by third party intermediaries that offer their mutual fund customers a variety of competing products and administrative services.  A substantial component of sales growth is from third party distribution programs with no transaction fees payable by the customer, which we refer to as NTF programs.  Approximately $3.9 billion of our AUM in the open-end equity funds as of December 31, 2012 were obtained through NTF programs.  The cost of participating in third party distribution programs is higher than our direct distribution costs, and it is anticipated that the cost of third party distribution programs will increase in the future.  Any increase would be likely to have an adverse effect on our profit margins and results of operations.  In addition, there can be no assurance that the third party distribution programs will continue to distribute the Funds.  At December 31, 2012, approximately 94% of the NTF program net assets in the Gabelli/GAMCO families of funds are attributable to two NTF programs.  The decision by these third party distribution programs to discontinue distribution of the funds, or a decision by us to withdraw one or more of the funds from the programs, could have an adverse effect on our growth of AUM.

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

Certain of our subsidiaries act as general partner for investment partnerships, including arbitrage, event-driven long/short, sector focused and merchant banking limited partnerships.  As a general partner of these partnerships, we may be held liable for the partnerships' liabilities in excess of their ability to pay such liabilities.  In addition, in certain circumstances, we may be liable as a control person for the acts of our investment partnerships.  As of December 31, 2012, our AUM included approximately $801 million in investment partnerships.  A substantial adverse judgment or other liability with respect to our investment partnerships could have a material adverse effect on us.

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

Our ability to meet anticipated cash needs is affected by factors such as the market value of our assets, our operating cash flows and our creditworthiness as perceived by lenders. Adverse developments in any of these areas could have significantly adverse effects on our business.  If we are unable to obtain funds and financing in a timely manner or on acceptable terms, we may be forced to incur unanticipated costs or revise our business plans. Further, our access to the capital markets depends significantly on our credit ratings. A reduction in our credit ratings could increase our borrowing costs and limit our access to the capital markets. Volatility in the U.S., regional or global financing markets may also impact our ability to access the capital markets should we seek to do so, and we may be forced to incur unanticipated costs or experience other adverse effects on our business.  We believe that a one notch downgrade in our credit rating would result in a debt rating below investment grade and increase our long-term borrowing costs, on future borrowings, by 50 basis points, while a two notch downgrade would increase our long-term borrowing costs, on future borrowings, by approximately 100 basis points. Our current outstanding debt issuances would not be impacted by any changes in our ratings.

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

Our reputation is critical to acquiring, maintaining and developing relationships with our clients, Mutual Fund shareholders and third party intermediaries.  In recent years, there have been a number of well-publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry.  Misconduct by our staff, or even unsubstantiated allegations, could result not only in direct financial harm but also in harm to our reputation, causing injury to the value of our brands and our ability to retain or attract AUM.  In addition, in certain circumstances, misconduct on the part of our clients or other parties could damage our reputation.  Moreover, reputational harm may cause us to lose current employees and we may be unable to continue to attract new ones with similar qualification or skills. Damage to our reputation could substantially reduce our AUM and impair our ability to maintain or grow our business, which could have a material adverse effect on us.

We face strong competition from numerous and, in many instances, larger companies.

We compete with numerous investment management companies, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions.  The periodic establishment of new investment management companies and other competitors increases the competition that we face. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships and fees charged.  Our competitive success in any or all of these areas cannot be assured. Additionally, competing securities dealers whom we rely upon to distribute our mutual funds also sell their own proprietary funds and investment products, which could limit the distribution of our investment products.  To the extent that existing or potential customers, including securities dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and net income could decline.

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

The holders of Class A Common Stock (“Class A Stock”) and Class B Stock have identical rights except that (i) holders of Class A Stock are entitled to one vote per share, while holders of Class B Stock are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (ii) holders of Class A Stock are not eligible to vote on matters relating exclusively to Class B Stock and vice versa.  Since our Offering in 1999, Mr. Gabelli, through his control and majority ownership of GGCP, has beneficially owned a majority of our outstanding Class B Stock, representing approximately 94% of voting control.  As long as Mr. Gabelli indirectly beneficially owns a majority of the combined voting power of our common stock, he will have the ability to elect all of the members of our Board of Directors and thereby control our management and affairs, including among other things any determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the common stock.  The differential in voting rights and the ability of our company to issue additional Class B Stock could adversely affect the value of the Class A Stock to the extent the investors, or any potential future purchaser of our company, view the superior voting rights of the Class B Stock to have value.  On May 1, 2012, Class A Stock shareholders approved an advisory proposal for the Board of Directors to consider the conversion and reclassification of our shares of Class B Stock into Class A Stock at a ratio in the range of 1.15 to 1.25 shares of Class A Stock for each share of Class B Stock.  The Board of Directors has made no decision on this matter.

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

No prediction can be made as to the effect, if any, that future sales or distributions of Class B Stock owned by GGCP Holdings LLC will have on the market price of the Class A Stock from time to time.  Sales or distributions of substantial amounts of Class A Stock or Class B Stock, or the perception that such sales or distributions are likely to occur, could adversely affect the prevailing market price for the Class A Stock.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

Our principal offices, consisting of a single 60,000 square foot building, are located at 401 Theodore Fremd Avenue, Rye, New York, under a lease agreement which expires on December 31, 2023 from an entity controlled by members of Mr. Gabelli's immediate family.  In addition we lease office space in Connecticut, Florida, Illinois, Minnesota, Missouri, Nevada and, internationally, in London, Shanghai and Tokyo.

ITEM 3:  LEGAL PROCEEDINGS

From time to time, the Company is named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  The Company cannot predict the ultimate outcome of such matters.  With respect to one such matter, the Institutional Broker-Dealer (“B/D”) has agreed in principle, subject to an acceptable settlement document, to resolve an outstanding matter with FINRA regarding lapses in the B/D’s supervision of certain registered representatives in their role as general partners of outside private partnerships.  The consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and, if material, makes the necessary disclosures.  Such amounts, both those that are probable and those that are reasonably possible, are not considered material to the Company’s financial condition, operations or cash flows.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of Class A Stock are traded on the NYSE under the symbol GBL.

As of February 1, 2013, there were 53 Class A Stockholders of record and 22 Class B Stockholders of record.  These figures do not include stockholders with shares held under beneficial ownership in nominee name, which are estimated to be approximately 3,000.

The following table sets forth the high and low prices of our Class A Stock and historical dividends declared per share to both Class A Stock and Class B Stock for each quarter of 2012 and 2011 as reported by the NYSE.

	2011				2012
			Dividend Declared				Dividend Declared
	High	Low	Regular	Special	High	Low	Regular	Special

First Quarter	$49.67	$39.59	$0.03	$-	$52.32	$42.84	$0.04	$-
Second Quarter	51.79	42.17	0.04	-	49.83	38.69	0.04	0.25
Third Quarter	52.35	36.75	0.04	-	50.41	42.04	0.05	0.25
Fourth Quarter	$52.98	$35.81	$0.04	$1.00	$53.35	$45.50	$0.05	$2.20

As of December 31, 2012, since the Offering, we have returned $773.7 million in total to shareholders of which $420.4 million was in the form of dividends and $353.3 million was through our stock buyback program.

The following table provides information with respect to the shares of our Class A Stock we repurchased during the three months ended December 31, 2012:

			Total Number of	Maximum
	Total	Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
10/01/12 - 10/31/12	1,111	$48.00	1,111	296,728
11/01/12 - 11/30/12	143,572	45.85	143,572	870,545
12/01/12 - 12/31/12	718,102	50.00	718,102	152,443
Totals	862,785	$49.31	862,785

In 1999, the Board of Directors established the stock repurchase program.  In November 2012, the Board of Directors approved a modified “Dutch Auction” tender offer to purchase up to 800,000 shares of GBL Class A stock.  The tender was completed in December 2012 resulting in the purchase of 717,389 shares.  The excess authorization from the tender expired upon the conclusion of the tender in December 2012.  Our stock repurchase program is not subject to an expiration date.

We are required to provide a comparison of the cumulative total return on our Class A Stock as of December 31, 2012 with that of a broad equity market index and either a published industry index or a peer group index selected by us.  The following chart compares the return on the Class A Stock with the return on the S&P 500 Index and an index comprised of public asset managers (“SNL Asset Manager”).  The comparison assumes that $100 was invested in the Class A Stock and in each of the named indices, including the reinvestment of dividends, on December 31, 2007.  This chart is not intended to forecast future performance of our common stock.

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2007	2008	2009	2010	2011	2012
GAMCO Investors, Inc.	100.00	41.78	77.34	85.56	79.43	102.97
SNL Asset Manager	100.00	47.52	77.10	88.75	76.76	98.48
S&P 500 Index	100.00	63.00	79.68	91.68	93.61	108.59

The following table shows information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2012.

Number of Securities to be
	Issued upon Exercise of	Weighted-Average Exercise
	Outstanding Options,	Price of Outstanding Options,
Plan Category	Warrants and Rights	Warrants and Rights
Equity compensation plans approved
by security holders:
Stock options	68,623
Restricted stock awards	-	n/a
Equity compensation plans not approved
by security holders:	-	n/a
Total	68,623

The number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column above) are 540,675.

ITEM 6: SELECTED FINANCIAL DATA

General

The selected historical financial data presented below has been derived in part from, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and “Financial Statements and Supplementary Data” included in Item 8 of this report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Income Statement Data (in thousands) (unaudited)
Revenues
Investment advisory and incentive fees	$288,480	$268,024	$231,269	$178,713	$204,293
Distribution fees and other income	44,848	44,816	32,511	22,686	24,590
Institutional research services	10,953	14,288	16,600	16,715	16,129
Total revenues	344,281	327,128	280,380	218,114	245,012
Expenses:
Compensation costs	137,223	130,382	113,255	87,775	97,948
Stock based compensation	13,583	2,588	10,585	5,084	4,892
Management fee	13,018	12,270	12,013	9,758	4,086
Distribution costs	40,842	44,427	31,048	24,339	25,090
Other operating expenses	28,485	24,167	22,450	18,948	27,979
Total expenses	233,151	213,834	189,351	145,904	159,995

Operating income	111,130	113,294	91,029	72,210	85,017
Other income (expense), net
Net gain/(loss) from investments	22,741	5,549	24,888	25,558	(52,299)
Extinguishment of debt	(6,307)	2	(497)	-	-
Interest and dividend income	5,651	6,594	5,905	3,425	13,136
Interest expense	(15,899)	(14,997)	(11,984)	(13,290)	(9,441)
Total other income (expense), net	6,186	(2,852)	18,312	15,693	(48,604)
Income before income taxes	117,316	110,442	109,341	87,903	36,413
Income tax provision	41,721	40,767	39,326	31,761	12,323
Net income	75,595	69,675	70,015	56,142	24,090
Net income (loss) attributable to noncontrolling
interests	56	(7)	1,223	609	(776)
Net income attributable to GAMCO Investors,
Inc.'s shareholders	$75,539	$69,682	$68,792	$55,533	$24,866

Net income per share attributable to GAMCO
Investors, Inc.'s shareholders:
Basic	$2.87	$2.62	$2.55	$2.03	$0.89
Diluted	$2.86	$2.61	$2.52	$2.02	$0.89

Weighted average shares outstanding:
Basic	26,283	26,636	26,959	27,345	27,805
Diluted	26,436	26,724	28,348	28,214	27,841

Actual shares outstanding at December 31st (a)	25,746	26,755	27,053	27,605	27,746

Dividends declared per share:	$2.88	$1.15	$5.02	$2.13	$2.02

(a) Includes unvested RSAs of 0, 275,600, 123,100, 360,100 and 369,900 at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

	December 31,
	2012	2011	2010	2009	2008

Balance Sheet Data (in thousands) (unaudited)
Total assets	$690,733	$756,749	$672,736	$707,809	$697,634
Long-term obligations	221,315	268,191	163,762	204,116	204,095
Other liabilities and noncontrolling interest	98,484	81,147	119,366	60,032	48,598
Total liabilities and noncontrolling interest	319,799	349,338	283,128	264,148	252,693
Total equity	$370,934	$407,411	$389,608	$443,661	$444,941

	December 31,
	2012	2011	2010	2009	2008

Assets Under Management (unaudited)
(at year end, in millions):
Open-end Funds	$14,183	$14,097	$12,868	$10,197	$7,646
Closed-end Funds	6,288	5,799	5,471	4,609	3,792
Institutional & PWM Separate Accounts
Direct	12,090	10,879	11,031	9,338	6,883
Sub-advisory	2,924	2,600	2,637	1,897	1,585
Investment Partnerships	801	605	515	305	295
SICAV (a)	119	105	-	-	-
Total	$36,405	$34,085	$32,522	$26,346	$20,201

(a) Includes $104 million and $100 million of proprietary seed capital at December 31, 2012 and December 31, 2011, respectively.

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

As of December 31, 2012, we had $36.4 billion of AUM.  We conduct our investment advisory business principally through: GAMCO (Institutional and Private Wealth Management), Funds Advisor (Mutual Funds) and GSI (Investment Partnerships).  We also act as an underwriter and provide institutional research services through Gabelli & Company, a broker-dealer subsidiary, and are a distributor of our open-end mutual funds through our other broker-dealer subsidiary G.distributors.

Overview

Consolidated Statements of Income

Investment advisory and incentive fees, which are based on the amount and composition of AUM in our Mutual Funds, Institutional and Private Wealth Management accounts and Investment Partnerships, represent our largest source of revenues.  In addition to the general level and trends of the stock market, growth in revenues depends on good investment performance, which influences the value of existing AUM as well as contributes to higher investment and lower redemption rates and facilitates the ability to attract additional investors while maintaining current fee levels.  Growth in AUM is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service.  A majority of our cash inflows to mutual fund products have come through third party distribution programs, including NTF programs.  We have also been engaged to act as a sub-advisor for other much larger financial services companies with much larger sales distribution organizations.  These sub-advisory clients are subject to business combinations that may result in the termination of the relationship.  The loss of a sub-advisory relationship could have a significant impact on our financial results in the future.

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

Revenues from Investment Partnerships also generally include an incentive allocation on the absolute gain in a portfolio or a fee of 20% of the economic profit, as defined in the partnership agreement.  We recognize revenue only when the measurement period has been completed and when the incentive fees have been earned.  We also receive incentive fees from certain Institutional and Private Wealth Management clients, which are based upon meeting or exceeding a specific benchmark index or indices.  These fees are recognized at the end of the stipulated contract period, which may be quarterly or annually, for the respective account.  Management fees on assets attributable to a majority of the closed-end preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period.

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

Consolidated Statements of Financial Condition

We ended the 2012 year with approximately $568.9 million in cash and investments, which includes $5.2 million of cash and investments held by our consolidated investment partnerships.  The $568.9 million consists of $190.6 million cash and cash equivalents, primarily invested in our 100% U.S. Treasury Money Market Fund, $138.5 million invested in common stocks, $43.0 million invested in U.S. Treasury obligations, $97.6 million invested in partnerships and $2.1 million in other types of investments.  This also included approximately $97.1 million of our available for sale (“AFS”) securities, consisting of investments in The Gabelli Dividend & Income Trust, The GDL Fund, and Westwood Holdings Group and various other Gabelli and GAMCO open-end funds.

Our debt consisted of $99 million of 5.5% senior notes due May 2013, $100 million of 5.875% senior notes due June 1, 2021 and $17.4 million in zero coupon subordinated debentures (current principal amount of $21.7 million) due December 31, 2015, which were originally distributed to shareholders as a dividend on December 31, 2010.

Equity, excluding noncontrolling interest, was $367.6 million or $14.28 per share on December 31, 2012 compared to $404.0 million or $15.10 per share on December 31, 2011.  The decline in equity from the end of 2011 was principally related to the declaration of dividends of $76.4 million and the purchase of treasury stock of $54.9 million during 2012 partially offset by comprehensive income of $79.3 million and $13.6 million of stock based compensation.

(in millions, except per share data)	12/31/2012	12/31/2011
Stockholders' book value	$367.61	$403.97
Shares outstanding	25.75	26.75
Stockholders' book value per share	$14.28	$15.10

Our strong and liquid balance sheet provides us access to financial markets and the flexibility to opportunistically add operating resources to our firm and consider strategic initiatives.  We filed a shelf registration with the SEC in 2012 which, among other things, provides us the flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $400 million.  The shelf is available through May 30, 2015, at which time it may be renewed.

Our primary goal is to use our liquid resources to opportunistically and strategically grow operating income.  While this goal is a priority, if opportunities are not present with what we consider a margin of safety, we will consider alternatives to return capital to our shareholders including stock repurchase and dividends.

Assets Under Management Highlights (unaudited)

We reported assets under management as follows (dollars in millions):

	Year Ended December 31,
	2012	2011	2010	2009	2008	2012/2011
Equities:
Open-End	$12,502	$12,273	$11,252	$8,476	$6,139	1.9%
Closed-End	6,288	5,799	5,471	4,609	3,792	8.4
Institutional & PWM direct	12,030	10,853	11,005	9,312	6,861	10.8
Institutional & PWM sub-advisory	2,924	2,600	2,637	1,897	1,585	12.5
Investment Partnerships	801	605	515	305	295	32.4
SICAV (a)	119	105	-	-	-	13.3
Total Equities	34,664	32,235	30,880	24,599	18,672	7.5
Fixed Income:
Money-Market Fund	1,681	1,824	1,616	1,721	1,507	(7.8)
Institutional & PWM	60	26	26	26	22	130.8
Total Fixed Income	1,741	1,850	1,642	1,747	1,529	(5.9)
Total AUM	$36,405	$34,085	$32,522	$26,346	$20,201	6.8%

Our net cash inflows or outflows by product line were as follows (in millions):

	Year Ended December 31,
(unaudited)	2012	2011	2010
Equities:
Open-End	$(1,130)	$1,330	$1,109
Closed-End (b)	(34)	408	69
Institutional & PWM direct	(348)	164	(534)
Institutional & PWM sub-advisory	(60)	41	190
Investment Partnerships	172	77	170
SICAV	10	105	-
Total Equities	(1,390)	2,125	1,004
Fixed Income:
Money-Market Fund	(143)	208	(106)
Institutional & PWM	34	-	-
Total Fixed Income	(109)	208	(106)
Total Net Cash In (Out) Flows	$(1,499)	$2,333	$898

(a)	Includes $104 million and $100 million of proprietary seed capital at December 31, 2012 and December 31, 2011, respectively.
(b)
Our net cash inflows or outflows for Closed-End equity funds includes distributions, net of reinvestments, to fund holders of $454 million, $396 million and $328 million in 2012, 2011 and 2010, respectively.

Our net appreciation and depreciation by product line were as follows (in millions):

	Year Ended December 31,
(unaudited)	2012	2011	2010
Equities:
Open-End	$1,359	$(309)	$1,667
Closed-End	523	(80)	793
Institutional & PWM direct	1,525	(316)	2,227
Institutional & PWM sub-advisory	384	(78)	550
Investment Partnerships	24	13	40
SICAV	4	-	-
Total Equities	3,819	(770)	5,277
Fixed Income:
Money-Market Fund	-	-	1
Institutional & PWM	-	-	-
Total Fixed Income	-	-	1
Total Net Appreciation/(Depreciation)	$3,819	$(770)	$5,278

AUM at December 31, 2012 were $36.4 billion, an increase of 6.8% from AUM of $34.1 billion at December 31, 2011.  Equity AUM were $34.7 billion on December 31.2012, 7.5% above the $32.2 billion on December 31, 2011.  We earn incentive fees for certain institutional client assets, assets attributable to certain preferred issues for our closed-end funds, our GDL Fund (NYSE: GDL) and investment partnership assets.  As of December 31, 2012, assets with incentive based fees were $3.7 billion, unchanged from the $3.7 billion on December 31, 2011.  The majority of these assets have calendar year-end measurement periods; therefore, our incentive fees are primarily recognized in the fourth quarter when the uncertainty is removed at the end of the annual measurement period.

Operating Results for the Year Ended December 31, 2012 as Compared to the Year Ended December 31, 2011

Revenues
Total revenues were $344.3 million in 2012, $17.2 million or 5.3% higher than the total revenues of $327.1 million in 2011.  The change in total revenues by revenue component was as follows (dollars in millions):

	Year Ended December 31,		Increase (decrease)
(unaudited)	2012	2011	$	%
Investment advisory	$266.2	$252.5	$13.7	5.4%
Incentive fees	22.3	15.5	6.8	43.9
Distribution fees and other income	44.8	44.8	-	-
Institutional research services	11.0	14.3	(3.3)	(23.1)
Total revenues	$344.3	$327.1	$17.2	5.3%

Investment Advisory and Incentive Fees:  Investment advisory fees, which comprised 77.3% of total revenues in 2012, are directly influenced by the level and mix of average AUM.  Average total AUM rose 5.0% to $36.0 billion in 2012 as compared to $34.3 billion in 2011.  Average equity AUM rose 4.6% to $34.1 billion in 2012 from $32.6 billion in 2011.  Incentive fees, which comprised 6.5% of total revenues in 2012, result from our ability to either generate an absolute return in a portfolio or meet or exceed a specific benchmark index or indices and can vary significantly from one period to another.  Incentive fees were higher in 2012 as portfolios largely benefitted from the prevailing U.S. and global stock market performance.

Mutual fund revenues increased $14.3 million or 8.3%, to $187.0 million, driven by higher average AUM.  Revenue from open-end funds increased $4.6 million, or 3.8%, from the prior year as average AUM in 2012 increased $0.6 billion, or 4.3%, to $14.5 billion from the $13.9 billion in 2011.  Closed-end fund revenues increased $9.6 million, or 18.0%, to $62.8 million from the prior year and was comprised of $1.8 million in investment advisory fees attributable to higher average AUM and $7.8 million in incentive fees on certain preferred closed-end fund AUM.  Revenue from Institutional and Private Wealth Management accounts, excluding incentive fees, which are generally billed on beginning quarter AUM, increased $5.5 million, or 6.8%, principally due to higher billable AUM levels throughout the course of 2012 partially offset by a decrease of $1.7 million in incentive fees earned on certain accounts.  In 2012, average AUM in our equity Institutional and Private Wealth Management business increased $0.7 billion, or 5.0%, for the year to $14.6 billion.  Total advisory fees from Investment Partnerships increased $2.4 million or 37.5%.  Management fee revenues were $5.8 million in 2012, an increase of $1.7 million or 41.5%, from the $4.1 million in 2011 as average AUM increased $259 million, or 44.3%, to $844 million in 2012 from $585 million in 2011.  Incentive allocations and fees from investment partnerships, which generally represent 20% of the economic profit, increased $0.7 million or 30.4% to $3.0 million in 2012 from $2.3 million in 2011.

Institutional Research Services:  Institutional research services revenues in 2012 were $11.0 million, a $3.3 million or 23.1% decrease from $14.3 million in 2011 largely the result of lower trading volume.  Institutional research services revenues derived from transactions on behalf of our Mutual Funds and Institutional and Private Wealth Management clients totaled $7.8 million, or approximately 71% of total institutional research services revenues in 2012.

Distribution Fees and Other Income: Distribution fees and other income was $44.8 million in both 2012 and 2011.  Higher distribution fees of $41.2 million in 2012 versus $39.7 million for the prior year, principally as a result of increased average AUM in our open-end equity mutual funds of 3.5% were exactly offset by a decrease of $1.5 million in fees from the sale of load shares of mutual funds and other income.

Expenses
Compensation:  Total compensation costs, which are largely variable in nature, increased $6.8 million, or 5.2%, to $137.2 million in 2012 from $130.4 million in 2011.  Variable compensation costs increased $4.1 million to $100.4 million in 2012 from $96.3 million in 2011 but decreased as a percent of revenues to 29.2% in 2012 from 29.4% in 2011.  Variable compensation is driven by revenue levels which increased in 2012 from 2011.  Fixed compensation costs increased to $36.9 million in 2012 from $34.1 million in 2011.

Stock based compensation:  Stock based compensation was $13.6 million in 2012, an increase of $11.0 million, as compared to $2.6 million in 2011.  The increase was driven by the acceleration of restricted stock awards ("RSAs") vesting in 2012, which resulted in $10.1 million of expense recognized in 2012 that would have been recognized from 2013 to 2016.

Management Fee:  In 2012 management fee expense increased 5.7% to $13.0 million versus $12.3 million in 2011.  Management fee expense is incentive-based and entirely variable in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli (or his designee) in accordance with his employment agreement.

Distribution Costs: Distribution costs, which include marketing, promotion and distribution costs decreased $3.6 million, or 8.1%, to $40.8 million in 2012 from $44.4 million in 2011.  Included in 2011 was $5.6 million in one-time costs directly related to the launch of a new closed-end fund in the first quarter of 2011.  Excluding this charge, distribution costs were $2.0 million, or 5.2%, higher in 2012 driven by an increase in average open-end equity mutual funds AUM of 3.5%.

Other Operating Expenses: Our other operating expenses were $28.5 million in 2012 compared to $24.2 million in 2011, an increase of $4.3 million or 17.8%.  The year over year increase of $4.3 million was largely comprised of $2.5 million in higher contributions to charitable organizations and $0.7 million in increased legal and regulatory costs with the remaining increase spread among multiple categories of expense.

Operating Income and Margin
Operating income, net of management fee expense, decreased $2.2 million, or 1.9%, to $111.1 million for 2012 versus $113.3 million in the prior year period.  Significant charges unique to each period included $10.1 million related to the acceleration of RSAs in 2012 and $5.6 million in distribution costs related to the launch of a new closed-end fund in 2011.  Excluding these charges, operating income increased $2.3 million, or 1.9%, to $121.2 million for 2012 from $118.9 million in 2011.  This increase was primarily due to the growth in revenues which were largely attributable to the higher levels of average AUM in 2012 versus 2011.  Operating expenses, in particular other operating expenses, grew at a faster rate than the revenue growth.  Operating margin was 32.3% for the year ended December 31, 2012, versus 34.6% in the prior year period.  Operating income before management fee was $124.1 million for the year ended of 2012, versus $125.6 million in the prior year.

Operating margin before management fee was 36.1% in the 2012 period (39.0% excluding one-time costs) versus 38.4% in the 2011 period (40.1% excluding one-time costs).  The reconciliation of operating income before management fee and operating margin before management fee is provided at the end of this section.

Other Income and Expense
Total other income (expense) (which represents primarily investment income from our proprietary investments), net of interest expense, was income of $6.2 million for the year ended December 31, 2012 compared to an expense of $2.9 million in 2011.  Net gain from investments was $22.7 million in 2012 as compared to $5.5 million in 2011.  Interest and dividend income was $5.7 million in 2012 compared to $6.6 million in 2011.  The decrease of $0.9 million was due entirely to dividend income as interest income was flat year over year.

Interest expense increased $0.9 million to $15.9 million in 2012, from $15.0 million in 2011.  The increase was due to the issuance of $100 million of 5.875% ten-year senior notes in May 2011 being outstanding for the entire year of 2012.

Income Taxes
The effective tax rate was 35.6% for the year ended December 31, 2012, versus 36.9% for the year ended December 31, 2011.  The 2012 rate included a benefit of 1.2% resulting from the difference between the tax and book basis of the 0% subordinated debentures repurchased during the year.

Net Income Attributable to Noncontrolling interest
Net income attributable to noncontrolling interests was $56,000 in 2012 compared to a loss of $7,000 in 2011.

Net Income
Net income for 2012 was $75.5 million or $2.86 per fully diluted share versus $69.7 million or $2.61 per fully diluted share for 2011.

Shareholder Compensation and Initiatives
During 2012, we returned $131.3 million of our earnings to shareholders through dividends and stock repurchases.  We returned to shareholders a total of $0.18 per share in regular quarterly cash dividends, two special cash dividends of $0.25 per share each and one special cash dividend of $2.20 per share totaling $76.4 million during 2012.  During 2011, we returned $51.2 million of our earnings to shareholders through dividends and stock repurchases.  We returned to shareholders $0.15 per share in regular quarterly cash dividends and a special dividend of $1.00 per share totaling $30.8 million during 2011.

Through our stock buyback program, we repurchased 1,138,313 and 450,966 shares in 2012 and 2011, respectively, for a total of approximately $54.9 million and $20.4 million, respectively or $48.25 and $45.24 per share, respectively.  Approximately 152,000 shares remain authorized under our stock buyback program at December 31, 2012.

Weighted average shares outstanding on a diluted basis in 2012 were 26.4 million.

At December 31, 2012, we had 68,623 options outstanding to purchase our Class A Stock. The allocation of the options was recommended by the Company's Chairman who did not receive options.

Reconciliation of non-GAAP financial measures to GAAP:
	2012	2011
Revenues	$344,281	$327,128
Operating income	111,130	113,294
Add back: management fee expense	13,018	12,270
Operating income before management fee	$124,148	$125,564

Operating margin	32.3%	34.6%

Operating margin before management fee	36.1%	38.4%

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

Operating Results for the Year Ended December 31, 2011 as Compared to the Year Ended December 31, 2010

Revenues
Total revenues were $327.1 million in 2011, $46.7 million or 16.7% higher than the total revenues of $280.4 million in 2010.  The change in total revenues by revenue component was as follows (dollars in millions):

	Year Ended December 31,		Increase (decrease)
(unaudited)	2011	2010	$	%
Investment advisory	$252.5	$204.9	$47.6	23.2%
Incentive fees	15.5	26.4	(10.9)	(41.3)
Distribution fees and other income	44.8	32.5	12.3	37.8
Institutional research services	14.3	16.6	(2.3)	(13.9)
Total revenues	$327.1	$280.4	$46.7	16.7%

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

Net Income Attributable to Noncontrolling interest
Net income attributable to noncontrolling interests was a loss of $7,000 in 2011 compared to $1.2 million of expense in 2010.  The decrease was primarily due to decreased earnings in 2011 as compared to 2010 from the partnerships and offshore funds that we consolidate.

Net Income
Net income for 2011 was $69.7 million or $2.61 per fully diluted share versus $68.8 million or $2.52 per fully diluted share for 2010.

Shareholder Compensation and Initiatives
During 2011, we returned $51.2 million of our earnings to shareholders through dividends and stock repurchases.  We returned to shareholders a total of $0.15 per share in regular quarterly cash dividends and a special dividend of $1.00 per share totaling $30.8 million during 2011.  During 2010, we returned $139.2 million of our earnings to shareholders through dividends and stock repurchases.  We returned to shareholders $1.82 per share in cash dividends through regular quarterly cash dividends and two special cash dividends of $0.90 per share and $0.80 per share, totaling $49.4 million, in 2010.  Additionally, we paid a special dividend of $59.6 million ($3.20 of principal per share or $86.4 million) to shareholders in the form of a five-year, zero coupon subordinated debenture due 2015.

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

Liquidity and Capital Resources
Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments, securities held for investment purposes, investments in mutual funds, and investment partnerships.  Cash and cash equivalents are comprised primarily of 100% U.S. Treasury money market funds managed by GAMCO.  Although investments in partnerships and offshore funds are subject to restrictions on the timing of distributions, the underlying investments of such partnerships or funds are, for the most part, liquid, and the valuations of these products reflect that underlying liquidity.

Summary cash flow data derived from our audited consolidated statements of cash flows are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows provided by (used in):
Operating activities	$85,745	$36,363	$(80,030)
Investing activities	4,447	3,982	67,186
Financing activities	(175,912)	67,896	(155,816)
Increase (decrease) in cash and cash equivalents	(85,720)	108,241	(168,660)
Effect of exchange rates on cash and cash equivalents	(12)	-	(9)
Net increase (decrease) in cash and cash equivalents	(85,732)	108,241	(168,669)
Cash and cash equivalents at beginning of year	276,340	169,601	338,270
Decrease in cash from deconsolidation of partnership	-	(1,502)	-
Cash and cash equivalents at end of year	$190,608	$276,340	$169,601

Cash and liquidity requirements have historically been met through cash generated by operating income and our borrowing capacity.  We filed a registration with the SEC in 2012 which, among other things, provides us opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $400 million.  The shelf is available through May 30, 2015, at which time it may be renewed.

At December 31, 2012, we had cash and cash equivalents of $190.6 million, a decrease of $85.7 million from the prior year-end primarily due to the Company’s financing activities described below.  Cash and cash equivalents of $0.9 million and investments in securities of $7.0 million held by consolidated investment partnerships and offshore funds may not be readily available for the Company to access.  Total debt outstanding at December 31, 2012 was $216.4 million, consisting of $17.4 million in five year zero coupon subordinated debentures due 2015 (“Debentures”), with a face value of $21.7 million, $100 million of 5.875% senior notes due 2021 and $99 million of 5.5% senior notes due 2013.

For the year ended December 31, 2012, cash provided by operating activities was $85.7 million, an increase of $49.3 million from cash provided in the prior year of $36.4 million.  Cash was provided through an increase in net income of $5.9 million, a $75.5 million decrease in trading investments, $11.0 million increase in stock compensation, $10.7 million increase in income taxes payables and receivables, $6.3 million loss on repurchase of debt and $3.0 from other sources.  Reducing cash was net contributions to partnerships of $34.5 million, a $23.0 million decrease in investment advisory fees receivable and a $5.6 million decrease in payables to brokers.

Net cash provided by investing activities of $4.4 million in 2012 is due to proceeds from sales of available for sale securities of $3.2 million and return of capital from available for sale securities of $2.5 million partially offset by $1.3 million in purchases of available for sale securities.  Net cash provided by investing activities of $4.0 million in 2011 is due to proceeds from sales of available for sale securities of $6.1 million and return of capital from available for sale securities of $2.3 million partially offset by $4.4 million in purchases of available for sale securities.

Net cash used in financing activities of $175.9 million in 2012 principally resulted from $76.8 million in dividends paid, $56.2 million for the repurchase of debt, $54.9 million of repurchases of our Class A Stock under the Stock Repurchase Program partially offset by net contributions of $11.1 million from redeemable non-controlling interests and $0.9 million in proceeds from the exercise of stock options.  Net cash provided by financing activities of $67.9 million in 2011 principally resulted from the $100 million ($99.1 million net of issuance costs) issuance of 5.875% senior unsecured notes due June 2021 and net contributions of $20.1 million from redeemable non-controlling interests partially offset by $20.4 million of repurchases of our Class A Stock under the Stock Repurchase Program and $30.5 million in dividends paid.

Under the terms of the lease of our Rye, New York office, we are obligated to make minimum total payments of $12.0 million through December 2023.

We continue to maintain our investment grade ratings which we have received from two ratings agencies, Moody’s Investors Services and Standard and Poor’s Ratings Services.  We believe that our ability to maintain our investment grade ratings will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs.

Gabelli & Company and G.distributors are registered with the SEC as broker-dealers and are regulated by FINRA.  As such, they are subject to the minimum net capital requirements promulgated by the SEC.  Gabelli & Company’s and G.distributors’ net capital exceeded these minimum requirements at December 31, 2012.  Both Gabelli & Company and G.distributors compute their net capital under the alternative method permitted by the SEC, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  As of December 31, 2012 and 2011, Gabelli & Company had net capital, as defined, of approximately $4.5 million and $6.0 million, respectively, exceeding the regulatory requirement by approximately $4.2 million and $5.7 million, respectively.  At December 31, 2012 and 2011, G.distributors had net capital, as defined, of approximately $4.6 million and $2.3 million, respectively, exceeding the regulatory requirement by approximately $4.3 million and $2.1 million, respectively.  Net capital requirements for our affiliated broker-dealers may increase in accordance with rules and regulations to the extent they engage in other business activities.

Our subsidiary, GAMCO Asset Management (UK) Limited is authorized and regulated by the FSA.  In connection with this registration, we held Own Funds of £384,000 and £343,000 ($621,000 and $530,000 at December 31, 2012 and 2011, respectively) and had an Own Funds requirement of €50,000 ($66,000 and $65,000 at December 31, 2012 and 2011, respectively).  We have consistently met or exceeded these minimum requirements.

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

The Company’s Chief Investment Officer oversees the proprietary investment portfolios and allocations of proprietary capital among the various strategies.  The Chief Investment Officer and the Board of Directors review the proprietary investment portfolios throughout the year.  Additionally, the Company monitors its proprietary investment portfolios to ensure that they are in compliance with the Company’s guidelines.

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

With respect to our proprietary investment activities, included in investments in securities and investments in sponsored registered investment companies of $280.7 million and $297.5 million at December 31, 2012 and 2011, respectively, were investments in United States Treasury Bills and Notes of $43.0 million and $42.1 million, respectively, mutual funds, largely invested in equity products, of $65.1 million and $62.4 million, respectively, a selection of common and preferred stocks totaling $172.0 million and $192.6 million, respectively, and other investments of approximately $0.6 million and $0.4 million, respectively.  Investments in mutual funds generally have lower market risk through the diversification of financial instruments within their portfolio.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $172.0 million and $192.6 million, invested in common and preferred stocks at December 31, 2012 and 2011, respectively, $33.6 million and $33.3 million, respectively, was related to our investment in Westwood Holdings Group Inc., and $53.6 million and $69.2 million, respectively, was invested in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At December 31, 2012 and 2011, the fair value of securities sold, not yet purchased was $3.1 million and $5.5 million, respectively.  Investments in partnerships and affiliates totaled $97.5 million and $100.9 million at December 31, 2012 and 2011, respectively, the majority of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.  These transactions generally involve announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of December 31, 2012.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At December 31, 2012:
Equity price sensitive investments, at fair value	$273,271	$245,944	$300,598
At December 31, 2011:
Equity price sensitive investments, at fair value	$261,024	$234,922	$287,126

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

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on December 31, 2012, cash and cash equivalent balance of $190.6 million a 1% increase in interest rates would increase our interest income by $1.9 million annually.  Given that our current return on these cash equivalent investment is approximately 0.02% annually, an analysis of a 1% decrease is not meaningful.

Commitments and Contingencies

We are obligated to make future payments under various contracts such as debt agreements and capital and operating lease agreements.  The following table sets forth our significant contractual cash obligations as of December 31, 2012 (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Contractual Obligations:
5.5% Senior notes	$99,000	$99,000	$-	$-	$-	$-	$-
Interest on 5.5% Senior notes	2,496	2,496	-	-	-	-	-
5.875% Senior notes	100,000	-	-	-	-	-	100,000
Interest on 5.875% Senior notes	49,938	5,875	5,875	5,875	5,875	5,875	20,563
Zero coupon Subordinated debentures	21,700	-	-	21,700	-	-	-
Capital lease obligations	11,960	1,160	1,080	1,080	1,080	1,080	6,480
Non-cancelable operating
lease obligations	900	574	305	21	-	-	-
Total	$285,994	$109,105	$7,260	$28,676	$6,955	$6,955	$127,043

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

Our income from these limited partnerships consists of our share of the management fees and a 20% incentive allocation on profits earned by the limited partners.  We also receive a pro-rata return on any investment we have in the limited partnership.  We earned management fees of $3.1 million, $3.0 million and $2.1 million in 2012, 2011 and 2010, respectively, and incentive fees of $1.2 million, $1.4 million and $2.2 million in 2012, 2011 and 2010, respectively.  Our pro-rata gain on investments in these limited partnerships totaled $0.9 million, $1.6 million and $2.1 million in 2012, 2011 and 2010, respectively.

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

Investment advisory and incentive fees are directly influenced by the level and mix of AUM as fees are derived from a contractually-determined percentage of AUM for each account as well as incentive fees earned on certain accounts.  Advisory fees from the open-end mutual funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Advisory fees from Institutional and Private Wealth Management accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Management fees from investment partnerships and offshore funds are computed either monthly or quarterly, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  The Company derived approximately 84%, 82% and 83% of its total revenues from advisory and management fees, including incentive fees, for the periods ended December 31, 2012, 2011 and 2010, respectively.  These revenues vary depending upon the level of sales compared with redemptions, financial market conditions, performance and the fee structure for AUM.  Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

Revenues from investment partnerships and offshore funds also generally include an incentive allocation on the absolute gain in a portfolio or a fee of 20% of the economic profit as defined in the partnership agreement.  The incentive allocation or fee is recognized at the end of the measurement period, which is annually, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $3.0 million and $2.3 million in incentive allocations or fees receivable as of December 31, 2012 and 2011, respectively.  The Company also receives incentive fees from certain Institutional and Private Wealth Management accounts, which are based upon meeting or exceeding specific benchmark index or indices.  Incentive fees refer to fees earned when the return generated for the client exceeds the benchmark and can be earned even if the return to the client is negative as long as the return exceeds the benchmark.  These fees are recognized, for each respective account, at the end of the stipulated contract period which is both quarterly and annually and varies by account.  Receivables due for incentive fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $2.0 million and $0.9 million in incentive fees receivable as of December 31, 2012 and 2011, respectively.  Management fees on a majority of the closed-end preferred shares are received at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period, which is annually.  Receivables due for management fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $7.0 million and $3.7 million in management fees receivable on closed-end preferred shares as of December 31, 2012 and 2011, respectively.  For The GDL Fund, there is an incentive fee earned as of the end of the calendar year and varies to the extent the total return of the fund is in excess of the 90 day T-Bill Index total return.  This fee is recognized at the end of the measurement period, which is annually on a calendar year basis.  Receivables due on incentive fees relating to The GDL Fund are included in investment advisory fees receivable on the consolidated statements of financial condition and were $4.6 million and $1.3 million as of December 31, 2012 and 2011, respectively.

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

Under the distribution plans, the open-end Class AAA shares of the Funds (except The Gabelli U.S. Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund) and the Class A shares of certain Funds pay G.distributors a distribution or service fee of .25% per year (except the Class A shares of the Westwood Funds which pay .50% per year, except for the TETON Westwood Intermediate Bond Fund which pays .35%, and the Class A shares of the Gabelli Enterprise Mergers and Acquisitions Fund which pay .45% per year) on the average daily net assets of the fund.  Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%.

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

Investments in Securities Transactions and Other Than Temporary Impairment

Investments in securities are accounted for as either “trading securities” or “available for sale” and are stated at fair value.  Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designations as of each balance sheet date.  U.S. Treasury Bills and Notes with maturities of greater than three months at the time of purchase are considered investments in securities.  Securities that are not readily marketable are stated at their estimated fair values in accordance with Generally Accepted Accounting Principles (“GAAP”).  A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses reported in current period earnings in net gain/(loss) from investments on the consolidated statements of income.  AFS investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of other comprehensive income except for losses deemed to be other than temporary which are recorded as realized losses on the consolidated statements of income.  Securities transactions and any related gains and losses are recorded on a trade date basis.  Realized gains and losses from securities transactions are recorded on the specific identified cost basis and are included in net gain/(loss) from investments on the consolidated statements of income.

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

Consolidation

In accordance with the consolidation assessment models set forth in ASC 810-10 and 810-20, the Company consolidates all investments in partnerships and affiliates in which the Company has a controlling interest or is deemed to be the primary beneficiary.  In order to make this determination, an analysis is performed to determine if the entity is a variable interest entity (“VIE”) or a voting interest entity (“VOE”).  If the entity is a VIE, further analysis, as discussed below, is performed to determine if GBL is the primary beneficiary of the entity.  If the entity is not a VIE, the Company will apply the VOE model as discussed below.

Variable Interest Entities

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

In June 2009 the Financial Accounting Standards Board (“FASB”) amended the guidance on VIEs when it issued ASU 2009-17.  This guidance requires that if a decision maker has a variable interest in a VIE, the decision maker is not solely acting in a fiduciary capacity and would be required to consolidate the VIE if it has both the power to direct the most significant activities of the VIE and economic exposure that could potentially be significant to the VIE.  The Company is general partner or co-general partner of various sponsored partnerships and the investment manager of various sponsored offshore funds whose underlying assets consist primarily of marketable securities (the “affiliated entities”).  If the Company were to apply such guidance it would be required to consolidate most of its affiliated entities.  In February 2010, the FASB issued ASU 2010-10, which indefinitely deferred the effective date of the amendments to ASC 810-10 made by ASU 2009-17, for a reporting entity’s interest in certain entities.  Currently, interests in entities that qualify for the deferral are evaluated by applying the VIE model in ASC 810-10 (i.e., before the amendments by ASU 2009-17), while interests in entities that do not qualify for the deferral must be evaluated under the amendments in ASU 2009-17.  Because all of the entities with which the Company is involved which would have been subject to the guidance in ASU 2009-17 were determined to qualify for the FASB’s deferral of such guidance, the Company applies the guidance for VIEs that existed prior to the issuance of ASU 2009-17.

Voting Interest Entities

If the entity is not considered a VIE, it is treated as a VOE, and the Company applies the guidance in ASC 810-20 in determining whether the entity should be consolidated.  Under ASC 810-20, the general partner or investment manager is deemed to control the entity and therefore must consolidate it unless the unaffiliated limited partners or shareholders (a) have the ability to remove the general partner or investment manager, without cause, (b) have the ability to dissolve the entity or (c) have substantive participating rights.  If the unaffiliated limited partners or shareholders possess any of the foregoing rights, then the Company does not consolidate the entity, and either the equity or cost method of accounting is applied.  If the unaffiliated limited partners or shareholders do not have any such rights, the Company consolidates the entity.

Equity Method Investments

Substantially all of GBL’s equity method investees are entities that record their underlying investments at fair value. Therefore, under the equity method of accounting, GBL’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by the equity method investees. GBL’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded as “Net gain/(loss) from investments” on the consolidated statements of income.  Capital contributions are recorded as an increase in investments when paid, while withdrawals and distributions are recorded as reductions of the investments when received.  Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

See Note D. Investments in Partnerships, Offshore Funds and Variable Interest Entities (“VIEs”) for more detail as to the number and types of entities consolidated as well as the impact on the consolidated statements of financial condition and consolidated statements of income.

Investments in Partnerships and Affiliates

The Company is general partner or co-general partner of various affiliated entities.  We also have investments in unaffiliated partnerships, offshore funds and other entities (“unaffiliated entities”).  Given that we are not a general partner or investment manager in any unaffiliated entities, we do not earn any management or incentive fees and we do not have a controlling financial interest, we do not currently consolidate any unaffiliated entities.

Our balance sheet caption “Investments in partnerships” includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting and certain investments in consolidated feeder funds (“CFFs”) that the Company accounts for at fair value, as described below.

For CFFs that own 100% of their offshore master funds, the Company retains the CFF’s specialized investment company accounting (i.e., the CFFs account for their investment in master funds at fair value).

The Company records noncontrolling interests in consolidated entities for which the Company’s ownership is less than 100%.  Refer to Noncontrolling Interests section within Note A for additional disclosures.

Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed.  At December 31, 2012 and 2011, $3.3 million of goodwill recorded on the consolidated statements of financial condition relates to our 93%-owned subsidiary, GSI, $0.2 million relates to G.distributors and the $1.9 million identifiable intangible asset is an investment advisory contract for the Gabelli Enterprise Mergers and Acquisition Fund which relates to Funds Advisor.  Goodwill and identifiable intangible assets are tested for impairment at least annually on November 30th and whenever certain triggering events are met.  In assessing the recoverability of goodwill and identifiable intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets.

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

Stock Based Compensation

The Company has granted RSAs and stock options to staff members which were recommended by the Company’s Chairman, who did not receive an RSA or option award, and approved by the Compensation Committee of the Company’s Board of Directors.  We use a fair value based method of accounting for stock-based compensation provided to our employees.  The estimated fair value of RSAs is determined by using the closing price of our Class A Stock on the day prior to the grant date.  The total expense, which is reduced by estimated forfeitures, is recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  The forfeiture rate is determined by reviewing historical forfeiture rates for previous stock-based compensation grants and is reviewed and updated quarterly, if necessary.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.  During 2012, the Board of Directors accelerated the lapsing of restrictions on all outstanding RSAs.

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

In June 2011, the FASB issued guidance which revises the manner in which entities present comprehensive income in their financial statements.  The new guidance requires entities to report comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used historically, and the second statement would include components of other comprehensive income (“OCI”).  The guidance does not change the items that must be reported in OCI.  In December 2011, the FASB indefinitely deferred a portion of the guidance that would have required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which the net income is presented and the statement in which other comprehensive income is presented.  The guidance is effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years.  The Company adopted the guidance on January 1, 2012 and opted for the two separate but consecutive statements approach.  Accordingly, the Company now presents the consolidated statements of comprehensive income immediately following the consolidated statements of income.

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

In July 2012, the FASB issued guidance allowing companies to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  If a company determines, on the basis of qualitative factors, that the fair value of such asset is not more likely than not impaired, it would not need to calculate the fair value of such asset.  However, if a company concludes otherwise, it must calculate the fair value of the asset, compare the value with its carrying amount and record an impairment charge, if any.  To perform the qualitative assessment, a company must identify and evaluate events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset.  This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The Company expects to adopt this guidance on January 1, 2013.

In February 2013, the FASB issued guidance which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”).  The guidance is intended to help entities improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in their financial statements.  It does not amend any existing requirements for reporting net income or OCI in the financial statements.  The guidance requires entities to disclose additional information about reclassification adjustments, including changes in AOCI balances by component and significant items reclassified out of AOCI.  The guidance requires an entity to present information about significant items reclassified out of AOCI by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  Early adoption is permitted.  The Company is currently evaluating the impact that the application of this guidance will have on its disclosures.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GAMCO Investors, Inc.
Rye, New York

We have audited the accompanying consolidated statements of financial condition of GAMCO Investors, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GAMCO Investors, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, New York
March 8, 2013

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GAMCO Investors, Inc.
Rye, New York

We have audited the internal control over financial reporting of GAMCO Investors, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 8, 2013, expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New York, New York
March 8, 2013

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues
Investment advisory and incentive fees	$288,480	$268,024	$231,269
Distribution fees and other income	44,848	44,816	32,511
Institutional research services	10,953	14,288	16,600
Total revenues	344,281	327,128	280,380
Expenses
Compensation	137,223	130,382	113,255
Stock based compensation	13,583	2,588	10,585
Management fee	13,018	12,270	12,013
Distribution costs	40,842	44,427	31,048
Other operating expenses	28,485	24,167	22,450
Total expenses	233,151	213,834	189,351
Operating income	111,130	113,294	91,029
Other income (expense)
Net gain from investments	22,741	5,549	24,888
Extinguishment of debt	(6,307)	2	(497)
Interest and dividend income	5,651	6,594	5,905
Interest expense	(15,899)	(14,997)	(11,984)
Total other income (expense), net	6,186	(2,852)	18,312
Income before income taxes	117,316	110,442	109,341
Income tax provision	41,721	40,767	39,326
Net income	75,595	69,675	70,015
Net income (loss) attributable to noncontrolling interests	56	(7)	1,223
Net income attributable to GAMCO Investors, Inc.'s shareholders	$75,539	$69,682	$68,792

Net income per share attributable to GAMCO Investors, Inc.'s shareholders:
Basic	$2.87	$2.62	$2.55
Diluted	$2.86	$2.61	$2.52

Weighted average shares outstanding:
Basic	26,283	26,636	26,959
Diluted	26,436	26,724	28,348
See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010

Net income	$75,595	$69,675	$70,015
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(28)	8	(16)
Net unrealized gains/(losses) on securities available for sale (a)	3,808	(2,877)	6,317
Total other comprehensive income/(loss)	3,780	(2,869)	6,301

Comprehensive income	79,375	66,806	76,316
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(56)	7	(1,223)

Comprehensive income attributable to GAMCO Investors, Inc.	$79,319	$66,813	$75,093

(a) Net of income tax expense of $2,236 for 2012, income tax benefit of ($1,690) for 2011 and income tax expense of $3,710 for 2010.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	December 31,	December 31,
	2012	2011
ASSETS

Cash and cash equivalents	$190,608	$276,340
Investments in securities	218,843	238,333
Investments in sponsored registered investment companies	61,872	59,214
Investments in partnerships	97,549	100,893
Receivable from brokers	50,655	20,913
Investment advisory fees receivable	42,429	32,156
Receivable from affiliates	4,457	5,048
Capital lease	2,872	3,133
Goodwill and identifiable intangible asset	5,358	5,358
Income tax receivable	1,018	39
Other assets	15,072	15,322
Total assets	$690,733	$756,749

LIABILITIES AND EQUITY

Payable to brokers	$14,346	$10,770
Income taxes payable and deferred tax liabilities	25,398	15,296
Capital lease obligation	4,949	5,072
Compensation payable	10,535	17,695
Securities sold, not yet purchased	3,136	5,488
Mandatorily redeemable noncontrolling interests	1,342	1,386
Accrued expenses and other liabilities	26,365	24,441
Sub-total	86,071	80,148

5.5% Senior notes (due May 15, 2013)	99,000	99,000
5.875% Senior notes (due June 1, 2021)	100,000	100,000
Zero coupon subordinated debentures, Face value: $21.7 million at December 31, 2012 and
$86.3 million at December 31, 2011 (due December 31, 2015)	17,366	64,119
Total liabilities	302,437	343,267

Redeemable noncontrolling interests	17,362	6,071

Commitments and contingencies (Note J)

Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 14,203,146 and 13,627,397
shares issued, respectively; 6,121,585 and 6,684,149 shares outstanding, respectively	13	13
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 24,000,000 shares issued
and 19,624,174 and 20,070,746 shares outstanding, respectively	20	20
Additional paid-in capital	280,089	264,409
Retained earnings	408,295	409,191
Accumulated comprehensive income	26,300	22,520
Treasury stock, at cost (8,081,561 and 6,943,248 shares, respectively)	(347,109)	(292,181)
Total GAMCO Investors, Inc. stockholders' equity	367,608	403,972
Noncontrolling interests	3,326	3,439
Total equity	370,934	407,411
Total liabilities and equity	$690,733	$756,749

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

		GAMCO Investors, Inc. shareholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2009	$4,043	$33	$251,591	$410,473	$19,088	$(241,567)	$443,661	$1,464
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(475)
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	25,137
Dividends paid to noncontrolling
interests	(829)	-	-	-	-	-	(829)	-
Net income	365	-	-	68,792	-	-	69,157	858
Net unrealized gains on
securities available for sale,
net of income tax ($3,710)	-	-	-	-	6,317	-	6,317	-
Foreign currency translation	-	-	-	-	(16)	-	(16)	-
Cash dividends declared
($1.82 per share)	-	-	-	(49,413)	-	-	(49,413)	-
Non-cash dividends declared
($3.20 of principal per share)	-	-	-	(59,580)	-	-	(59,580)	-
Stock based compensation
expense	-	-	10,585	-	-	-	10,585	-
Reduction of deferred tax asset
for excess of recorded RSA tax
benefit over actual tax benefit	-	-	(1,872)	-	-	-	(1,872)	-
Exercise of stock options
including tax benefit	-	-	1,804	-	-	-	1,804	-
Purchase of treasury stock	-	-	-	-	-	(30,206)	(30,206)	-
Balance at December 31, 2010	$3,579	$33	$262,108	$370,272	$25,389	$(271,773)	$389,608	$26,984

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(continued) (In thousands)

		GAMCO Investors, Inc. stockholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2010	$3,579	$33	$262,108	$370,272	$25,389	$(271,773)	$389,608	$26,984
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(2,340)
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	22,418
Dividends paid to noncontrolling
interests	(331)	-	-	-	-	-	(331)	-
Deconsolidation of
Partnership	-	-	-	-	-	-	-	(40,998)
Gain attributable to noncontrolling
interest holders related to common
control transaction	205	-	(287)	-	-	-	(82)	-
Net income (loss)	(14)	-	-	69,682	-	-	69,668	7
Net unrealized losses on
securities available for sale,
net of income tax benefit ($1,690)	-	-	-	-	(2,877)	-	(2,877)	-
Foreign currency translation	-	-	-	-	8	-	8	-
Dividends declared ($1.15 per
share)	-	-	-	(30,763)	-	-	(30,763)	-
Stock based compensation
expense	-	-	2,588	-	-	-	2,588	-
Purchase of treasury stock	-	-	-	-	-	(20,408)	(20,408)	-
Balance at December 31, 2011	$3,439	$33	$264,409	$409,191	$22,520	$(292,181)	$407,411	$6,071

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(continued) (In thousands)

		GAMCO Investors, Inc. shareholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2011	$3,439	$33	$264,409	$409,191	$22,520	$(292,181)	$407,411	$6,071
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(13,069)
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	24,189
Net income (loss)	(113)	-	-	75,539	-	-	75,426	171
Net unrealized gains on
securities available for sale,
net of income tax ($2,236)	-	-	-	-	3,808	-	3,808	-
Foreign currency translation	-	-	-	-	(28)	-	(28)	-
Dividends declared ($2.88 per
share)	-	-	-	(76,435)	-	-	(76,435)	-
Stock based compensation
expense	-	-	13,583	-	-	-	13,583	-
Increase to paid in capital for the
excess of actual tax benefit over
recorded RSA tax benefit	-	-	1,072	-	-	-	1,072	-
Exercise of stock options
including tax benefit	-	-	1,025	-	-	-	1,025	-
Purchase of treasury stock	-	-	-	-	-	(54,928)	(54,928)	-
Balance at December 31, 2012	$3,326	$33	$280,089	$408,295	$26,300	$(347,109)	$370,934	$17,362

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income	$75,595	$69,675	$70,015
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net gains from partnerships	(5,948)	(1,060)	(9,155)
Depreciation and amortization	777	825	700
Stock based compensation expense	13,583	2,588	10,585
Deferred income taxes	8,504	(1,521)	7,553
Tax benefit from exercise of stock options	105	-	216
Foreign currency translation gain/(loss)	(28)	8	(16)
Other-than-temporary loss on available for sale securities	20	-	-
Donated securities	448	167	(524)
Gains on sales of available for sale securities	(1,565)	(772)	(29)
Amortization of discount on convertible debt	-	-	52
Accretion of zero coupon debentures	3,155	4,572	-
(Gain) loss on extinguishment of debt	6,307	(2)	497
(Increase) decrease in assets:
Investments in trading securities	17,174	(58,286)	(132,702)
Investments in partnerships:
Contributions to partnerships	(27,443)	(15,483)	(20,743)
Distributions from partnerships	36,735	57,148	9,680
Receivable from brokers	(29,742)	(30,039)	(16,549)
Investment advisory fees receivable	(10,272)	12,718	(8,975)
Income tax receivable and deferred tax assets	(979)	286	-
Other assets	338	(5,659)	(2,411)
Increase (decrease) in liabilities:
Payable to brokers	3,576	9,216	1,159
Income taxes payable and deferred tax liabilities	432	(4,456)	1,241
Compensation payable	(7,162)	(6,076)	10,470
Mandatorily redeemable noncontrolling interests	(44)	(137)	(178)
Accrued expenses and other liabilities	2,179	2,651	(916)
Total adjustments	10,150	(33,312)	(150,045)
Net cash provided by (used in) operating activities	$85,745	$36,363	$(80,030)

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (In thousands)

	Year Ended December 31,
	2012	2011	2010
Investing activities
Purchases of available for sale securities	$(1,268)	$(4,378)	$(157)
Proceeds from sales of available for sale securities	3,184	6,054	2,097
Return of capital on available for sale securities	2,531	2,306	2,988
Decrease (increase) in restricted cash	-	-	62,258
Net cash provided by investing activities	4,447	3,982	67,186

Financing activities
Contributions from redeemable noncontrolling interests	24,189	22,418	25,137
Redemptions of redeemable noncontrolling interests	(13,069)	(2,340)	(475)
Issuance of 5.875% Senior notes due June 1, 2021	-	100,000	-
Issuance costs on the 5.875% Senior notes due June 1, 2021	-	(934)	-
Repayment of 6% Convertible note due August 14, 2011	-	-	(40,400)
Repayment of 6.5% Convertible note due October 2, 2018	-	-	(60,000)
Repurchase of Zero coupon subordinated debentures due December 31, 2015	(56,215)	(32)	-
Proceeds from exercise of stock options	920	-	1,588
Dividends paid	(76,809)	(30,477)	(50,631)
Dividends paid to noncontrolling interests	-	(331)	(829)
Purchase of treasury stock	(54,928)	(20,408)	(30,206)
Net cash provided by (used in) financing activities	(175,912)	67,896	(155,816)
Effect of exchange rates on cash and cash equivalents	(12)	-	(9)
Net increase (decrease) in cash and cash equivalents	(85,732)	108,241	(168,669)
Cash and cash equivalents at beginning of period	276,340	169,601	338,270
Decrease in cash from deconsolidation of partnership	-	(1,502)	-
Cash and cash equivalents at end of period	$190,608	$276,340	$169,601
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,049	$9,539	$12,902
Cash paid for taxes	$32,106	$45,460	$29,870

Non-cash activity:
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
- For 2012, the Company recorded $1,072 as a reduction to current tax payable and an increase to additional paid-in capital for the excess of the actual tax benefit over the recorded restricted stock award tax benefit.
- For 2012, 2011 and 2010 the Company accrued restricted stock award dividends of $277, $278 and $626, respectively.

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

·	Our majority-owned or majority-controlled subsidiaries: Gabelli Securities, Inc. (“GSI”) and its subsidiaries; and

·	Certain investment partnerships (“Investment Partnerships”) and offshore funds in which we have a direct or indirect controlling financial interest. Please see Note D included herein.

At December 31, 2012, 2011 and 2010, we owned approximately 93% of GSI.  The consolidated financial statements comprise the financial statements of GBL and its subsidiaries as of December 31 of each year.  The financial statements of the subsidiaries are prepared for the same reporting year as the parent company, using consistent accounting policies.  All intercompany transactions and balances have been eliminated.  Subsidiaries are fully consolidated from the date of acquisition, being the date on which GBL obtains control, and continue to be consolidated until the date that such control ceases.

Certain items previously reported have been reclassified to conform to the current period’s consolidated financial statements presentation.  The Company has now separately disclosed the amount of investments in sponsored registered investment companies as a new line item in the consolidated statements of financial condition.  These amounts were previously included within investments in securities in the consolidated statements of financial condition.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Nature of Operations

GAMCO, Funds Advisor, Gabelli Fixed Income LLC (“Fixed Income LLC”), a wholly-owned subsidiary of Fixed Income, Teton and GSI are registered investment advisors under the Advisers Act of 1940.  Gabelli & Company, Inc. (“Gabelli & Company” or "Institutional Broker-Dealer"), a wholly-owned subsidiary of GSI, and G.distributors are registered broker-dealers with the Securities and Exchange Commission (“SEC”) and are regulated by the Financial Industry Regulatory Authority (“FINRA”).  Gabelli & Company acts as an introducing broker, and all transactions for its customers are cleared through New York Stock Exchange (“NYSE”) member firms on a fully-disclosed basis.  Accordingly, open customer transactions are not reflected in the accompanying consolidated statements of financial condition.  Gabelli & Company is exposed to credit losses on these open positions in the event of nonperformance by its customers, pursuant to conditions of its clearing agreements with its clearing brokers.  This exposure is reduced by the clearing brokers' policy of obtaining and maintaining adequate collateral and credit of the counterparties until the open transaction is completed. Refer to Major Revenue-Generating Services and Revenue Recognition section within Note A for additional discussion of GBL's business.

Cash and Cash Equivalents

Cash equivalents primarily consist of an affiliated money market mutual fund which is highly liquid.  U.S. Treasury Bills and Notes with maturities of three months or less at the time of purchase are also considered cash equivalents.

Securities Transactions

Investments in securities are accounted for as either “trading securities” or “available for sale” and are stated at fair value.  Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designations as of each balance sheet date.  U.S. Treasury Bills and Notes with maturities of greater than three months at the time of purchase are considered investments in securities.  Securities that are not readily marketable are stated at their estimated fair values in accordance with Generally Accepted Accounting Principles (“GAAP”).  A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses reported in current period earnings in net gain/(loss) from investments on the consolidated statements of income.  Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of  other comprehensive income except for losses deemed to be other than temporary which are recorded as realized losses on the consolidated statements of income.  Securities transactions and any related gains and losses are recorded on a trade date basis.  Realized gains and losses from securities transactions are recorded on the specific identified cost basis and are included in net gain/(loss) from investments on the consolidated statements of income.

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

Consolidation

In accordance with the consolidation assessment models set forth in ASC 810-10 and 810-20, the Company consolidates all investments in partnerships and affiliates in which the Company has a controlling interest or is deemed to be the primary beneficiary.  In order to make this determination, an analysis is performed to determine if the entity is a variable interest entity (“VIE”) or a voting interest entity (“VOE”).  If the entity is a VIE, further analysis, as discussed below, is performed to determine if GBL is the primary beneficiary of the entity.  If the entity is not a VIE, the Company will apply the VOE model as discussed below.

Variable Interest Entities

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

In June 2009 the Financial Accounting Standards Board (“FASB”) amended the guidance on VIEs when it issued ASU 2009-17.  This guidance requires that if a decision maker has a variable interest in a VIE, the decision maker is not solely acting in a fiduciary capacity and would be required to consolidate the VIE if it has both the power to direct the most significant activities of the VIE and economic exposure that could potentially be significant to the VIE.  The Company is general partner or co-general partner of various sponsored partnerships and the investment manager of various sponsored offshore funds whose underlying assets consist primarily of marketable securities (the “affiliated entities”).  If the Company were to apply such guidance it would be required to consolidate most of its affiliated entities.  In February 2010, the FASB issued ASU 2010-10, which indefinitely deferred the effective date of the amendments to ASC 810-10 made by ASU 2009-17, for a reporting entity’s interest in certain entities.  Currently, interests in entities that qualify for the deferral are evaluated by applying the VIE model in ASC 810-10 (i.e., before the amendments by ASU 2009-17), while interests in entities that do not qualify for the deferral must be evaluated under the amendments in ASU 2009-17.  Because all of the entities with which the Company is involved which would have been subject to the guidance in ASU 2009-17 were determined to qualify for the FASB’s deferral of such guidance, the Company applies the guidance for VIEs that existed prior to the issuance of ASU 2009-17.

Voting Interest Entities

If the entity is not considered a VIE, it is treated as a VOE, and the Company applies the guidance in ASC 810-20 in determining whether the entity should be consolidated.  Under ASC 810-20, the general partner or investment manager is deemed to control the entity and therefore must consolidate it unless the unaffiliated limited partners or shareholders (a) have the ability to remove the general partner or investment manager, without cause, (b) have the ability to dissolve the entity or (c) have substantive participating rights.  If the unaffiliated limited partners or shareholders possess any of the foregoing rights, then the Company does not consolidate the entity, and either the equity or cost method of accounting is applied.  If the unaffiliated limited partners or shareholders do not have any such rights, the Company consolidates the entity.

Equity Method Investments

Substantially all of GBL’s equity method investees are entities that record their underlying investments at fair value. Therefore, under the equity method of accounting, GBL’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by the equity method investees. GBL’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded as “Net gain/(loss) from investments” on the consolidated statements of income.  Capital contributions are recorded as an increase in investments when paid, while withdrawals and distributions are recorded as reductions of the investments when received.  Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

See Note D. Investments in Partnerships, Offshore Funds and Variable Interest Entities for more detail as to the number and types of entities consolidated as well as the impact on the consolidated statements of financial condition and consolidated statements of income.

Investments in Partnerships and Affiliates

The Company is general partner or co-general partner of various affiliated entities.  We also have investments in unaffiliated partnerships, offshore funds and other entities (“unaffiliated entities”).  Given that we are not a general partner or investment manager in any unaffiliated entities, we do not earn any management or incentive fees and we do not have a controlling financial interest, we do not currently consolidate any unaffiliated entities.

Our balance sheet caption “Investments in partnerships” includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting and certain investments in consolidated feeder funds (“CFFs”) that the Company accounts for at fair value, as described below.

For CFFs that own 100% of their offshore master funds, the Company retains the CFF’s specialized investment company accounting (i.e., the CFFs account for their investment in master funds at fair value).

The Company records noncontrolling interests in consolidated entities for which the Company’s ownership is less than 100%.  Refer to Noncontrolling Interests section within Note A for additional disclosures.

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

Investment advisory and incentive fees are directly influenced by the level and mix of assets under management (“AUM”) as fees are derived from a contractually-determined percentage of AUM for each account as well as incentive fees earned on certain accounts.  Advisory fees from the open-end mutual funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Advisory fees from Institutional and Private Wealth Management accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Management fees from investment partnerships and offshore funds are computed either monthly or quarterly, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  The Company derived approximately 84%, 82% and 83% of its total revenues from advisory and management fees, including incentive fees, for the periods ended December 31, 2012, 2011 and 2010, respectively.  These revenues vary depending upon the level of sales compared with redemptions, financial market conditions, performance and the fee structure for AUM.  Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

Revenues from investment partnerships and offshore funds also generally include an incentive allocation on the absolute gain in a portfolio or a fee of 20% of the economic profit as defined in the partnership agreement.  The incentive allocation or fee is recognized at the end of the measurement period, which is annually, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $3.0 million and $2.3 million in incentive allocations or fees receivable as of December 31, 2012 and 2011, respectively.  The Company also receives incentive fees from certain Institutional and Private Wealth Management accounts, which are based upon meeting or exceeding a specific benchmark index or indices.  Incentive fees refer to fees earned when the return generated for the client exceeds the benchmark and can be earned even if the return to the client is negative as long as the return exceeds the benchmark.  These fees are recognized, for each respective account, at the end of the stipulated contract period which is either quarterly or annually and varies by account.  Receivables due for incentive fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $2.0 million and $0.9 million in incentive fees receivable as of December 31, 2012 and 2011, respectively.  Management fees on a majority of the closed-end preferred shares are received at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period, which is annually.  Receivables due for management fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $7.0 million and $3.7 million in management fees receivable on closed-end preferred shares as of December 31, 2012 and 2011, respectively.  For The GDL Fund, there is a performance fee earned as of the end of the calendar year if the total return of the fund is in excess of the 90 day T-Bill Index total return.  This fee is recognized at the end of the measurement period, which is annually on a calendar year basis.  Receivables due on incentive fees relating to The GDL Fund are included in investment advisory fees receivable on the consolidated statements of financial condition and were $4.6 million and $1.3 million as of December 31, 2012 and 2011, respectively.

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

Depreciation and Amortization

Fixed assets other than leasehold improvements, with net book value of $680,000 and $817,000 at December 31, 2012 and 2011, respectively, which are included in other assets, are recorded at cost and depreciated using the straight-line method over their estimated useful lives from four to seven years.  Accumulated depreciation was $2.1 million and $1.9 million at December 31, 2012 and 2011, respectively.  Leasehold improvements, with net book value of $2.1 million and $2.1 million at December 31, 2012 and 2011, respectively, which are included in other assets, are recorded at cost and amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter.  The leased property under the capital lease is depreciated utilizing the straight-line method over the term of the lease, which expires on December 31, 2023.  The capital lease was extended on September 15, 2008 to December 31, 2023 from April 30, 2013.  For the years ended December 31, 2012, 2011 and 2010, depreciation and amortization were $777,000, $825,000 and $700,000, respectively.  We estimate that depreciation and amortization will be approximately $775,000 annually over the next three years.

Derivative Financial Instruments

The Company recognizes all derivatives as either assets or liabilities measured at fair value and are included in either investments in securities or securities sold, not yet purchased on the consolidated statements of financial condition.  From time to time, the Company will enter into hedging transactions to manage its exposure to foreign currencies and equity prices related to its proprietary investments.  During 2012, 2011 and 2010, the Company had derivative transactions which resulted in net losses of $207,000, net losses of $676,000 and net gains of $42,000, respectively.  At December 31, 2012 and 2011 we held derivative contracts on 1.2 million equity shares and 142,000 equity shares, respectively, and the fair value was ($121,000) and $24,000, respectively, and are included as investments in securities on the consolidated statements of financial condition.  These transactions are not designated as hedges for accounting purposes, and changes in fair values of these derivatives are included in net gain (loss) from investments on the consolidated statements of income and included in investments in trading securities on the consolidated statements of financial condition.

Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed.  At December 31, 2012 and 2011, goodwill recorded on the consolidated statements of financial condition relates to two reporting units, GSI and G.distributors, and the identifiable intangible asset is an investment advisory contact for the Gabelli Enterprise Mergers and Acquisition Fund.  Goodwill and identifiable intangible assets are tested for impairment at least annually on November 30th and whenever certain triggering events are met.  In assessing the recoverability of the identifiable intangible asset for 2012 and 2011, projections regarding estimated future cash flows and other factors are made to determine the fair value of the asset.

In assessing the recoverability of goodwill for our annual impairment test on November 30, 2012 and 2011, we performed a qualitative assessment of whether it was more likely than not that an impairment has occurred, and concluded that a quantitative analysis was not required.

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

Noncontrolling Interests

Noncontrolling interests that are mandatorily redeemable upon a certain date or event occurring are classified as liabilities and relates to certain shareholders of GSI who are employed by GBL, or its affiliates, who are required to sell their shares back to GSI at book value once they cease being employed by GBL, or its affiliates.  Noncontrolling interests in investment partnerships and offshore funds that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section between liabilities and equity.  All other noncontrolling interests are classified as equity and are presented within the equity section, separately from GBL’s portion of equity.

For the years ended December 31, 2012, 2011 and 2010, net income (loss) attributable to noncontrolling interests on the consolidated statements of income represents income attributable to certain minority stockholders of GSI as well as to certain limited partners of investment partnerships and offshore funds that are also consolidated.  The income/expense attributable to the noncontrolling interests classified as liabilities is included in interest expense on the consolidated statements of income.

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

-
Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly-quoted intervals.  Assets that generally are included in this category may include certain limited partnership interests in private funds and over the counter derivatives that have inputs to the valuations that can generally be corroborated by observable market data.

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

Cash equivalents – Cash equivalents primarily consist of an affiliated money market mutual fund which is invested solely in U.S. Treasuries.  U.S. Treasury Bills and Notes with maturities of three months or less at the time of purchase are also considered cash equivalents.  Cash equivalents are valued using unadjusted quoted market prices.

Investments in securities, investments in sponsored registered investment companies and securities sold, not yet purchased – Investments in securities, investments in sponsored registered investment companies and securities sold, not yet purchased are generally valued based on quoted prices from an exchange.  To the extent these securities are actively traded, valuation adjustments are not applied, and they are categorized in Level 1 of the fair value hierarchy.  Securities categorized in Level 2 investments are valued using other observable inputs.  Nonpublic and infrequently traded investments are included in Level 3 of the fair value hierarchy because significant inputs to measure fair value are unobservable.

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

Management Fee

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli or his designee for acting as CEO pursuant to his 2008 Employment Agreement so long as he is an executive of GBL and devotes the substantial majority of his working time to the business.  In accordance with his 2008 Employment Agreement, he has allocated approximately $0.7 million, $0.5 million and $2.4 million of his management fee to certain other employees of the Company in 2012, 2011 and 2010, respectively.

Stock Based Compensation

The Company has granted restricted stock awards (“RSAs”) and stock options to staff members which were recommended by the Company’s Chairman, who did not receive an RSA or option award, and approved by the Compensation Committee of the Company’s Board of Directors.  We use a fair value based method of accounting for stock-based compensation provided to our employees.

The estimated fair value of RSAs is determined by using the closing price of our Class A Stock on the day prior to the grant date.  The total expense, which is reduced by estimated forfeitures, is recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  The forfeiture rate is determined by reviewing historical forfeiture rates for previous stock-based compensation grants and is reviewed and updated quarterly, if necessary.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.  During 2012, the Board of Directors accelerated the lapsing of restrictions on all outstanding RSAs.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and receivable from brokers.  The Company maintains cash and cash equivalents primarily in the Gabelli U.S. Treasury Money Market Fund, which invests fully in instruments issued by the U.S. government, and has receivables from brokers with various brokers and financial institutions, where these balances can exceed the federally insured limit.  The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  In addition, the credit risk is further limited by virtue of the fact that no single advisory relationship provided over 10% of the total revenue of the Company during the years 2012, 2011, or 2010.  All investments in securities are held at third party brokers or custodians.

Business Segment

The Company operates in one business segment, the investment advisory and asset management business.  The Company conducts its investment advisory business principally through: GAMCO (Institutional and Private Wealth Management), Funds Advisor (Mutual Funds) and GSI (Investment Partnerships).  The Company also provides institutional research through Gabelli & Company, one of the Company’s broker-dealer subsidiaries.  The distribution of our open-end funds and underwriting of those Funds was conducted through G.distributors.

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

In June 2011, the FASB issued guidance which revises the manner in which entities present comprehensive income in their financial statements.  The new guidance requires entities to report comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used historically, and the second statement would include components of other comprehensive income (“OCI”).  The guidance does not change the items that must be reported in OCI.  In December 2011, the FASB indefinitely deferred a portion of the guidance that would have required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which the net income is presented and the statement in which other comprehensive income is presented.  The guidance is effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years.  The Company adopted the guidance on January 1, 2012 and opted for the two separate but consecutive statements approach.  Accordingly, the Company now presents the consolidated statements of comprehensive income immediately following the consolidated statements of income.

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

In July 2012, the FASB issued guidance allowing companies to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  If a company determines, on the basis of qualitative factors, that the fair value of such asset is not more likely than not impaired, it would not need to calculate the fair value of such asset.  However, if a company concludes otherwise, it must calculate the fair value of the asset, compare the value with its carrying amount and record an impairment charge, if any.  To perform the qualitative assessment, a company must identify and evaluate events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset.  This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The Company expects to adopt this guidance on January 1, 2013.

In February 2013, the FASB issued guidance which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”).  The guidance is intended to help entities improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in their financial statements.  It does not amend any existing requirements for reporting net income or OCI in the financial statements.  The guidance requires entities to disclose additional information about reclassification adjustments, including changes in AOCI balances by component and significant items reclassified out of AOCI.  The guidance requires an entity to present information about significant items reclassified out of AOCI by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  Early adoption is permitted.  The Company is currently evaluating the impact that the application of this guidance will have on its disclosures.

B.  Investments in Securities

Investments in securities at December 31, 2012 and 2011 consisted of the following:

	2012		2011
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Trading securities:
Government obligations	$42,973	$42,989	$42,124	$42,126
Common stocks	125,697	138,478	153,294	159,314
Mutual funds	1,072	1,484	1,084	1,307
Other investments	328	630	466	399
Total trading securities	170,070	183,581	196,968	203,146

Available for sale securities:
Common stocks	14,822	33,560	16,487	33,282
Mutual funds	1,105	1,702	1,362	1,905
Total available for sale securities	15,927	35,262	17,849	35,187

Total investments in securities	$185,997	$218,843	$214,817	$238,333

Securities sold, not yet purchased at December 31, 2012 and 2011 consisted of the following:

	2012		2011
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Trading securities:
Common stocks	$2,593	$2,867	$5,271	$5,415
Other	184	269	49	73
Total securities sold, not yet purchased	$2,777	$3,136	$5,320	$5,488

Investments in sponsored registered investment companies at December 31, 2012 and 2011 consisted of the following:

	2012		2011
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Trading securities:
Mutual funds	$19	$20	$15	$18
Total trading securities	19	20	15	18

Available for sale securities:
Closed-end funds	35,868	58,511	37,104	55,855
Mutual funds	2,055	3,341	2,213	3,341
Total available for sale securities	37,923	61,852	39,317	59,196

Total investments in sponsored
registered investment companies	$37,942	$61,872	$39,332	$59,214

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of December 31, 2012 and December 31, 2011:

	December 31, 2012
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$14,822	$18,738	$-	$33,560
Closed-end Funds	35,868	22,645	(2)	58,511
Mutual funds	3,160	1,883	-	5,043
Total available for sale securities	$53,850	$43,266	$(2)	$97,114

	December 31, 2011
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$16,487	$16,795	$-	$33,282
Closed-end Funds	37,104	18,779	(28)	55,855
Mutual funds	3,575	1,671	-	5,246
Total available for sale securities	$57,166	$37,245	$(28)	$94,383

Increases in unrealized gains, net of taxes, for AFS securities for the years ended December 31, 2012 and 2010 of $3.8 million and $6.3 million have been included in other comprehensive income at December 31, 2012 and 2010, respectively.  Increases in unrealized losses, net of taxes, for AFS securities for the year ended December 31, 2011 of $2.9 million have been included in other comprehensive income at December 31, 2011.  Return of capital on available for sale securities were $2.5 million, $2.3 million and $3.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Proceeds from sales of investments available for sale were approximately $3.2 million, $6.1 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.  For the years ended December 31, 2012, 2011 and 2010, gross gains on the sale of investments available for sale amounted to $1.6 million, $772,000 and $29,000, respectively, and were reclassed from other comprehensive income into the consolidated statements of income.  There were no losses on the sale of investments available for sale for the years ended December 31, 2012, 2011 and 2010.  The basis on which the cost of a security sold is determined is specific identification.  Accumulated other comprehensive income on the consolidated statements of equity is primarily comprised of unrealized gains/losses, net of taxes, for AFS securities.

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

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	December 31, 2012			December 31, 2011
		Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Mutual Funds	$73	$(2)	$71	$101	$(28)	$73

At December 31, 2012 and 2011, there was one holding in a loss position which was not deemed to be other-than-temporarily impaired due to the length of time that it had been in a loss position and because it passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In this specific instance, the investment at December 31, 2012 and December 31, 2011 was a closed-end fund with diversified holdings across multiple companies and across multiple industries.  The one holding was impaired for one and seven consecutive months, respectively.  The value of this holding at December 31, 2012 and December 31, 2011 was $0.1 million and $0.1 million, respectively.

For the year ended December 31, 2012, there was $20,000 of losses on available for sale securities deemed to be other than temporary.  For the years ended December 31, 2011 and 2010, there were no losses on available for sale securities deemed to be other than temporary.

C.  Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of December 31, 2012 and 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2012 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2012
Cash equivalents	$190,475	$-	$-	$190,475
Investments in partnerships	-	26,128	-	26,128
Investments in securities:
AFS - Common stocks	33,560	-	-	33,560
AFS - Mutual funds	1,702	-	-	1,702
Trading - Gov't obligations	42,989	-	-	42,989
Trading - Common stocks	137,796	7	675	138,478
Trading - Mutual funds	1,484	-	-	1,484
Trading - Other	120	148	362	630
Total investments in securities	217,651	155	1,037	218,843
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	58,511	-	-	58,511
AFS - Mutual Funds	3,341	-	-	3,341
Trading - Mutual funds	20	-	-	20
Total investments in sponsored
registered investment companies	61,872	-	-	61,872
Total investments	279,523	26,283	1,037	306,843
Total assets at fair value	$469,998	$26,283	$1,037	$497,318
Liabilities
Trading - Common stocks	$2,867	$-	$-	$2,867
Trading - Other	-	269	-	269
Securities sold, not yet purchased	$2,867	$269	$-	$3,136

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2011 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2011
Cash equivalents	$260,969	$-	$-	$260,969
Investments in partnerships	-	27,122	-	27,122
Investments in securities:
AFS - Common stocks	33,282	-	-	33,282
AFS - Mutual funds	1,905	-	-	1,905
Trading - Gov't obligations	42,126	-	-	42,126
Trading - Common stocks	158,623	21	670	159,314
Trading - Mutual funds	1,307	-	-	1,307
Trading - Other	55	60	284	399
Total investments in securities	237,298	81	954	238,333
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	55,855	-	-	55,855
AFS - Mutual Funds	3,341	-	-	3,341
Trading - Mutual funds	18	-	-	18
Total investments in sponsored
registered investment companies	59,214	-	-	59,214
Total investments	296,512	27,203	954	324,669
Total assets at fair value	$557,481	$27,203	$954	$585,638
Liabilities
Trading - Common stocks	$5,415	$-	$-	$5,415
Trading - Other	-	73	-	73
Securities sold, not yet purchased	$5,415	$73	$-	$5,488

The following tables present additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the year ended December 31, 2012 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized			Net
	December	Unrealized Gains or		Included in	and			Transfers
	31, 2011	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$670	$56	$-	$-	$56	$57	$(108)	$-	$675
Trading - Other	284	88	-	-	88	18	(28)	-	362
Total	$954	$144	$-	$-	$144	$75	$(136)	$-	$1,037

There were no transfers between any Levels during the year ended December 31, 2012.

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

D.  Investment in Partnerships, Offshore Funds and Variable Interest Entities

The Company is general partner or co-general partner of various affiliated entities, in which the Company has investments totaling $83.9 million and $86.9 million at December 31, 2012 and 2011, respectively, and whose underlying assets consist primarily of marketable securities (the “affiliated entities”).  We also have investments in unaffiliated entities of $13.6 million and $14.0 million at December 31, 2012 and 2011, respectively (the “unaffiliated entities”).  We evaluate each entity for the appropriate accounting treatment and disclosure.  Certain of the affiliated entities, and none of the unaffiliated entities, are consolidated.

For those entities where consolidation is not deemed to be appropriate, we report them in our statement of financial condition under the caption “Investments in partnerships”.  This caption includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting, as well as certain investments that the feeder funds hold that are carried at fair value, as described in Note C.  The Company reflects the equity in earnings of these equity method investees and the change in fair value of the consolidated feeder funds (“CFFs”) under the caption “Net gain/(loss) from investments” on the consolidated statements of income.

The following table highlights the number of entities, including voting interest entities (“VOEs”), that we consolidate as well as under which accounting guidance they are consolidated, including CFFs, which retain their specialized investment company accounting, partnerships and offshore funds.

Entities consolidated
	CFFs		Partnerships		Offshore Funds		Total
	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs
Entities consolidated at December 31, 2009	1	2	-	1	-	-	1	3
Additional consolidated entities	-	-	-	1	1	-	1	1
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at December 31, 2010	1	2	-	2	1	-	2	4
Additional consolidated entities	-	-	-	-	-	1	-	1
Deconsolidated entities	-	-	-	(1)	(1)	-	(1)	(1)
Entities consolidated at December 31, 2011	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at December 31, 2012	1	2	-	1	-	1	1	4

At and for the year ended December 31, 2012, the one CFF VIE is consolidated, as the Company has been determined to be the primary beneficiary because it has an equity interest and absorbs the majority of the expected losses and/or expected gains.  At and for the year ended December 31, 2012, the two CFF VOEs, the one Partnership VOE and the one Offshore Fund VOE are consolidated because the unaffiliated partners or shareholders lack substantive rights, and the Company, as either the general partner or investment manager, is deemed to have control.

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

Prior to January 1, 2011, we were consolidating two VIEs since we had determined that we were the primary beneficiary of each because we had equity interests and absorbed a majority of each entity’s expected losses; therefore they were consolidated in the financial statements.  On October 1, 2011, we deconsolidated one of these VIEs upon analysis of several factors, including the redemption of $49.2 million of proprietary capital from this VIE, as a result of which we determined that the Company was no longer deemed to be the primary beneficiary of the VIE.  The deconsolidation did not result in the recognition of any gain or loss.  The Company has not provided any financial support to these VIEs but does continue to serve as the investment manager and earn fees for this role, and it also maintains an investment in the deconsolidated VIE, which is included in investments in partnerships on the consolidated statement of financial condition and is accounted for under the equity method (which approximates fair value).

The following table breaks down the investments in partnerships line by accounting method, either fair value or equity method, and investment type.

	December 31, 2012
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$26,128	$-	$-	$-	$-	$26,128
Equity Method	-	28,158	29,679	6,505	7,079	71,421

Total	$26,128	$28,158	$29,679	$6,505	$7,079	$97,549

	December 31, 2011
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$27,122	$-	$-	$-	$-	$27,122
Equity Method	-	34,135	25,588	7,610	6,438	73,771

Total	$27,122	$34,135	$25,588	$7,610	$6,438	$100,893

The following table includes the net impact by line item on the consolidated statements of financial condition for each category of entity consolidated (in thousands):

	December 31, 2012
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Assets
Cash and cash equivalents	$189,743	$-	$865	$-	$190,608
Investments in securities	275,491	-	6,964	(1,740)	280,715
Investments in partnerships	100,164	5,388	(8,003)	-	97,549
Receivable from brokers	25,972	-	1,480	23,203	50,655
Investment advisory fees receivable	42,425	9	(5)	-	42,429
Other assets	32,673	(2,986)	(1,000)	90	28,777
Total assets	$666,468	$2,411	$301	$21,553	$690,733
Liabilities and equity
Securities sold, not yet purchased	$3,033	$-	$-	$103	$3,136
Accrued expenses and other liabilities	76,135	384	21	6,395	82,935
Total debt	216,366	-	-	-	216,366
Redeemable noncontrolling interests	-	2,027	280	15,055	17,362
Total equity	370,934	-	-	-	370,934
Total liabilities and equity	$666,468	$2,411	$301	$21,553	$690,733

	December 31, 2011
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Assets
Cash and cash equivalents	$259,531	$15,000	$1,809	$-	$276,340
Investments in securities	284,796	-	6,228	6,523	297,547
Investments in partnerships	107,981	933	(8,021)	-	100,893
Receivable from brokers	17,593	-	270	3,050	20,913
Investment advisory fees receivable	32,157	1	(2)	-	32,156
Other assets	43,889	(14,989)	-	-	28,900
Total assets	$745,947	$945	$284	$9,573	$756,749
Liabilities and equity
Securities sold, not yet purchased	$5,488	$-	$-	$-	$5,488
Accrued expenses and other liabilities	69,929	51	28	4,652	74,660
Total debt	263,119	-	-	-	263,119
Redeemable noncontrolling interests	-	894	256	4,921	6,071
Total equity	407,411	-	-	-	407,411
Total liabilities and equity	$745,947	$945	$284	$9,573	$756,749

The CFFs, Partnerships and Offshore Funds columns above include only affiliated entities as no unaffiliated entities are consolidated.

The following table includes the net impact by line item on the consolidated statements of income for each category of entity consolidated (in thousands):

	Twelve Months Ended December 31, 2012
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Total revenues	$346,195	$2	$(6)	$(1,910)	$344,281
Total expenses	232,313	132	39	667	233,151
Operating income	113,882	(130)	(45)	(2,577)	111,130
Total other income, net	3,264	216	67	2,639	6,186
Income before income taxes	117,146	86	22	62	117,316
Income tax provision	41,721	-	-	-	41,721
Net income	75,425	86	22	62	75,595
Net income attributable to noncontrolling interests	(114)	86	22	62	56
Net income attributable to GAMCO	$75,539	$-	$-	$-	$75,539

	Twelve Months Ended December 31, 2011
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Total revenues	$328,151	$(24)	$(3)	$(996)	$327,128
Total expenses	212,844	121	40	829	213,834
Operating income	115,307	(145)	(43)	(1,825)	113,294
Total other income (expense), net	(4,872)	71	34	1,915	(2,852)
Income before income taxes	110,435	(74)	(9)	90	110,442
Income tax provision	40,767	-	-	-	40,767
Net income	69,668	(74)	(9)	90	69,675
Net income (loss) attributable to noncontrolling interests	(14)	(74)	(9)	90	(7)
Net income attributable to GAMCO	$69,682	$-	$-	$-	$69,682

	Twelve Months Ended December 31, 2010
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Total revenues	$280,713	$(13)	$(149)	$(171)	$280,380
Total expenses	188,793	51	240	267	189,351
Operating income	91,920	(64)	(389)	(438)	91,029
Total other income, net	16,054	264	1,194	800	18,312
Income before income taxes	107,974	200	805	362	109,341
Income tax provision	38,817	74	300	135	39,326
Net income	69,157	126	505	227	70,015
Net income attributable to noncontrolling interests	365	126	505	227	1,223
Net income attributable to GAMCO	$68,792	$-	$-	$-	$68,792
The CFFs, Partnerships and Offshore Funds columns above include only affiliated entities as no unaffiliated entities are consolidated.

Variable Interest Entities

We sponsor a number of investment vehicles where we are the general partner or investment manager.  Certain of these vehicles are VIEs, but we are not the primary beneficiary, in all but one case, because we do not absorb a majority of the entities’ expected losses or expected returns, and they are, therefore, not consolidated.  We consolidate the one VIE where we are the primary beneficiary.  The Company has not provided any financial or other support to these entities.  The total assets of these non-consolidated VIEs at December 31, 2012 and 2011 were $75.0 million and $73.7 million, respectively.  Our maximum exposure to loss as a result of our involvement with the VIEs is limited to the investment in one VIE and the deferred carried interest that we have in another.  On December 31, 2012 and 2011, we had an investment in one of the VIE offshore funds of approximately $7.7 million and $5.0 million, respectively, which was included in investments in partnerships on the consolidated statements of financial condition.  On December 31, 2012 and 2011, we had a deferred carried interest in one of the VIE offshore funds of approximately $45,000 and $47,000, respectively, which was included in investments in partnerships on the consolidated statements of financial condition.  Additionally, as the general partner or investment manager to these VIEs the Company earns fees in relation to these roles, which given a decline in AUMs of the VIEs would result in lower fee revenues earned by the Company which would be reflected on the consolidated statement of income, consolidated statement of financial condition and consolidated statement of cash flows.

The assets of these VIEs may only be used to satisfy obligations of the VIEs.  The following table presents the balances related to these VIEs that are consolidated and were included on the consolidated statements of financial condition as well as GAMCO’s net interest in these VIEs.  Only one VIE is consolidated at both December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011
(In thousands)
Cash and cash equivalents	$-	$15,000
Investments in securities	-	-
Investments in partnerships	18,507	1,433
Receivable from brokers	-	-
Other assets	-	-
Securities sold, not yet purchased	-	-
Accrued expenses and other liabilities	(3,010)	(15,006)
Redeemable noncontrolling interests	(411)	(381)
GAMCO's net interests in consolidated VIEs	$15,086	$1,046

E.  Income Taxes

GBL and its greater than 80% owned subsidiaries file a consolidated federal income tax return.  Accordingly, the income tax provision represents the aggregate of the amounts provided for all companies.

The provision for income taxes for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	2012	2011	2010
(In thousands)
Federal:
Current	$28,362	$37,293	$28,140
Deferred	8,386	(1,417)	7,432
State and local:
Current	4,855	4,995	3,633
Deferred	118	(104)	121
Total	$41,721	$40,767	$39,326

A reconciliation of the Federal statutory income tax rate to the effective tax rate is set forth below:

	2012	2011	2010
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of Federal benefit	2.3	2.6	2.2
Other	(1.7)	(0.7)	(1.2)
Effective income tax rate	35.6%	36.9%	36.0%

Significant components of our deferred tax assets and liabilities are as follows:

	2012	2011
(In thousands)
Deferred tax assets:
Stock compensation expense	$307	$1,620
Deferred compensation	848	2,193
Intangible asset amortization	145	229
Capital lease obligation	768	718
Other	143	221
Total deferred tax assets	2,211	4,981
Deferred tax liabilities:
Investments in securities available for sale	(7,408)	(5,166)
Investments in securities and partnerships	(12,502)	(6,213)
Contingent deferred sales commissions	(496)	(1,050)
Total deferred tax liabilities	(20,406)	(12,429)
Net deferred tax assets (liabilities)	$(18,195)	$(7,448)

As a result of the accelerated vesting of the RSAs and in accordance with GAAP, a reduction to deferred tax assets of $1.9 million was recorded in additional paid in capital for the year ended December 31, 2010 as the previously recorded deferred tax benefit for the RSA was greater than the actual tax benefit realized by the Company and the Company had a sufficient additional paid in capital pool, while an increase of $108,000 was recorded in additional paid in capital for the year ended December 31, 2012 as the actual tax benefit realized by the Company was greater than the previously recorded deferred tax benefit.

As of December 31, 2012 and 2011, the total amount of gross unrecognized tax benefits related to uncertain tax positions was approximately $10.6 million and $9.1 million, respectively, of which recognition of $7.0 million and $6.0 million, respectively, would impact the Company’s effective tax rate.

As of December 31, 2012 and 2011, the net liability for unrecognized tax benefits related to uncertain tax positions was $9.9 million and $8.3 million, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits related to uncertain tax positions is as follows:

(in millions)
Balance at January 1, 2010	$7.9
Additions based on tax positions related to the current year	1.4
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(0.4)
Settlements	(0.1)
Balance at December 31, 2010	8.8
Additions based on tax positions related to the current year	0.7
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(0.4)
Settlements	-
Balance at December 31, 2011	9.1
Additions based on tax positions related to the current year	1.1
Additions for tax positions of prior years	0.5
Reductions for tax positions of prior years	-
Settlements	(0.1)
Balance at December 31, 2012	$10.6

The Company records penalties and interest related to tax uncertainties in income taxes.  As of December 31, 2012 and 2011, the Company had recognized gross liabilities of approximately $4.3 million and $3.4 million, respectively, related to interest and penalties.  For the years ended December 31, 2012, 2011 and 2010, the Company recorded income tax expenses related to an increase in its liability for interest and penalties of $0.6 million, $0.6 million and $0.1 million, respectively.

The Company is currently being audited by New York State for its income tax returns filed between 2001 and 2007 but does not expect that any potential assessments will be material to its results of operations.  The Company’s Federal tax returns are subject to potential future audit for 2009, 2010, 2011 and 2012.  The Company’s state income tax returns are subject to potential future audit for all years after 2007.

F. Earnings per Share

The computations of basic and diluted net income per share are as follows:

	For the Years Ending December 31,
(In thousands, except per share amounts)	2012	2011	2010
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$75,539	$69,682	$68,792
Weighted average shares outstanding	26,283	26,636	26,959
Basic net income per share attributable to GAMCO
Investors, Inc.'s shareholders	$2.87	$2.62	$2.55

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$75,539	$69,682	$68,792
Add interest expense on certain convertible notes, net of
management fee and taxes	-	-	2,521
Total	$75,539	$69,682	$71,313

Weighted average share outstanding	26,283	26,636	26,959
Dilutive stock options and restricted stock awards	153	88	249
Assumed conversion of certain convertible notes	-	-	1,140
Total	26,436	26,724	28,348
Diluted net income per share attributable to GAMCO
Investors, Inc.'s shareholders	$2.86	$2.61	$2.52

G. Debt

Debt consists of the following:

	December 31, 2012		December 31, 2011
	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2
(In thousands)
5.5% Senior notes	$99,000	$100,485	$99,000	$93,070
5.875% Senior notes	100,000	106,250	100,000	100,733
0% Subordinated debentures	17,366	19,638	64,119	58,899
Total	$216,366	$226,373	$263,119	$252,702

5.5% Senior notes

On May 15, 2003, the Company issued 10-year, $100 million senior notes.  The senior notes, due May 15, 2013, pay interest semi-annually at 5.5%.

5.875% Senior notes

On May 31, 2011, the Company issued $100 million of senior unsecured notes at par.  The net proceeds of $99.1 million are being used for working capital and general corporate purposes, which may include acquisitions.  The issuance costs of $0.9 million have been capitalized and will be amortized over the term of the debt.  The notes mature on June 1, 2021 and bear interest at 5.875% per annum, payable semi-annually on June 1 and December 1 of each year and commenced on December 1, 2011.  Upon the occurrence of a change of control triggering event, as defined in the indenture, the Company would be required to offer to repurchase the notes at 101% of their principal amount.

Zero coupon Subordinated debentures due December 31, 2015

On December 31, 2010, the Company issued $86.4 million in par value of five year zero coupon subordinated debentures due December 31, 2015 (“Debentures”) to its shareholders of record on December 15, 2010 through the declaration of a special dividend of $3.20 per share.  The Debentures have a par value of $100 and are callable at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed.  During 2012 and 2011, the Company repurchased 646,008 Debentures and 461 Debentures, respectively, having a face value of $64.6 million and $46,100, respectively.  The redemptions in 2012 and 2011 were accounted for as an extinguishment of debt and resulted in a loss of $6.3 million and a gain of $2,000, respectively, which was included in extinguishment of debt on the consolidated statements of income.  The debt is being accreted to its face value using the effective rate on the date of issuance of 7.45%.  At December 31, 2012 and 2011, the debt was recorded at its accreted value of $17.4 million and $64.1 million, respectively.

The fair value of the Company’s debt, which is a Level 2 valuation, is estimated based on either quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  Inputs into these models include credit rating, maturity and interest rate.

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

During 2012, 2011 and 2010, the Company issued 105,300, 197,200 and 88,800 RSAs, respectively, at grant date fair values of $43.49, $48.80 and $40.64 per share, respectively.  As of December 31, 2011, there were 275,600 RSA shares outstanding that were issued at an average grant price of $45.56 per share.  All grants of RSAs were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee of the Company's Board of Directors.  This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

During 2012, the Board of Directors accelerated the lapsing of restrictions on all outstanding RSAs resulting in recognition of $10.1 million in stock compensation expense during 2012 that would have been recorded in 2013 through 2016.

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

A summary of the stock option and RSA activity for the years ended December 31, 2012 and 2011 is as follows:

	Options		RSAs
				Weighted Average
		Weighted Average		Grant Date
	Shares	Exercise Price	Shares	Fair Value

Outstanding at December 31, 2010	90,900	$36.93	123,100	$40.14
Granted	10,000	45.77	197,200	48.80
Forfeited	-	-	(44,700)	44.90
Exercised / Vested	-	-	-	-
Outstanding at December 31, 2011	100,900	37.81	275,600	45.56
Granted	-	-	105,300	43.49
Forfeited	(500)	28.95	(7,900)	45.21
Exercised / Vested	(31,777)	28.95	(373,000)	44.99
Outstanding at December 31, 2012	68,623	$41.79	-	$-

Shares available for future issuance at
December 31, 2012	540,675

At December 31, 2012 and 2011, there were exercisable outstanding stock options of 59,623 and 89,400, respectively.  The weighted average exercise price of the exercisable outstanding stock options at December 31, 2012 and 2011 was $41.12 per share and $36.69 per share, respectively.

The table below represents for various prices, the weighted average characteristics of outstanding employee stock options at December 31, 2012.

Exercise	Options	Weighted average remaining	Options currently	Exercise price of options
price	outstanding	contractual life	exercisable	currently exercisable
$28.95	3,623	0.17	3,623	$28.95
39.55	10,000	3.33	10,000	39.55
39.65	20,000	1.42	20,000	39.65
39.90	10,000	4.08	10,000	39.90
44.90	10,000	2.83	10,000	44.90
45.77	10,000	8.08	-	N/A
$51.74	6,000	5.33	6,000	$51.74

The weighted average estimated fair value of the options granted at their grant date using the Black-Scholes option-pricing model was as follows:

2011

Weighted average fair value of options granted:	$18.66

Assumptions made:
Expected volatility	49%
Risk free interest rate	0.15%
Expected life	5 years
Dividend yield	0.26%

The Company did not grant any options in 2012 or 2010.

The expected volatility reflects the volatility of GBL stock over a period of approximately four years, prior to each respective grant date, based on month-end prices.  The expected life reflected an estimate of the length of time the employees are expected to hold the options, including the vesting period, and is based, in part, on actual experience with other grants.  The dividend yield for the grants reflected the assumption of a $0.03 per share quarterly dividend.  The weighted average remaining contractual life of the outstanding options at December 31, 2012 was 3.51 years.

The total compensation costs related to non-vested awards not yet recognized is approximately $75,000 as of December 31, 2012.  This will be recognized as expense in the following periods (in thousands):

2013	2014	2015
$58	$16	$1

For the years ended December 31, 2012, 2011 and 2010, the Company recorded approximately $13.6 million, $2.6 million and $10.6 million, respectively, in stock based compensation expense which resulted in the recognition of tax benefits of approximately $5.0 million, $843,000 and $3.6 million, respectively.  The $13.6 million for the year ended December 31, 2012, includes $10.1 million in stock compensation expense as a result of accelerating all outstanding RSAs.  The $10.6 million for the year ended December 31, 2010 is net of a $0.5 million reversal of expense recorded for the forfeiture of a single grant and includes $5.5 million in stock compensation expense as a result of the acceleration of the 70% tranche of the RSAs granted in 2007.  There were no comparable reversals or acceleration in the year ended December 31, 2011.

There were no stock options exercised for the year ended December 31, 2011.  For the years ended December 31, 2012 and 2010, the Company received approximately $920,000 and $1.6 million, respectively, from the exercise of stock options which resulted in tax benefits of $105,000 and $216,000, respectively.

Stock Repurchase Program

In 1999, the Board of Directors established the Stock Repurchase Program through which the Company has been authorized to purchase up to $9 million of Class A Stock.  During 2010, the Board of Directors authorized additional repurchases of 500,000 shares in May.  In May 2011, the Board of Directors authorized an additional 500,000 shares.  In November 2012, the Board of Directors authorized the purchase of up to 800,000 shares of Class A Stock through a modified “Dutch Auction” tender.  717,389 shares of this authorization were used when the tender concluded in December 2012.  The remaining 82,611 shares under this authorization lapsed upon the conclusion of the tender.  In 2012, 2011 and 2010, we repurchased 1,138,313 shares, 450,966 shares and 684,003 shares, respectively, at an average price of $48.25 per share, $45.24 per share and $44.15 per share, respectively.  There remain 152,443 shares available under this program at December 31, 2012.  Under the program, the Company has repurchased 8,482,365 shares at an average price of $41.65 per share and an aggregate cost of $353.3 million through December 31, 2012.

Dividends

During 2012, the Company paid dividends of $2.88 per share to class A and class B shareholders totaling $76.4 million.  During 2011, the Company paid dividends of $1.15 per share to class A and class B shareholders totaling $30.8 million.  During 2010, the Company paid cash dividends of $1.82 per share to class A and class B shareholders totaling $49.4 million and paid $3.20 of principal value per share in the form of a five-year, zero coupon subordinated debenture due December 31, 2015.  For dividend accounting purposes the debenture was valued at $2.21 per share.  Under the terms of the RSA agreements, we accrue dividends, less estimated forfeitures, for RSA grantees from the date of grant but these dividends are held for grantees who are not entitled to receive dividends until their awards vest and only if they are still employed by the Company at those dates. As of December 31, 2011, dividends accrued on RSAs not yet vested were approximately $452,000.  There were no dividends accrued at December 31, 2012 as there were no unvested RSAs outstanding.

Shelf Registration

In May 2012, the SEC declared effective the Company’s “shelf” registration statement on Form S-3 giving the Company the flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount of $400 million.  The shelf is available through May 30, 2015, at which time it may be renewed.

I. Capital Lease

On December 5, 1997, prior to the Offering in 1999, the Company entered into a fifteen-year lease, expiring on April 30, 2013, of office space from an entity controlled by members of the Chairman's family.  On September 15, 2008, the Company modified and extended its lease with M4E, LLC, the Company’s landlord at 401 Theodore Fremd Ave, Rye, NY.  The lease term was extended to December 31, 2023, and the base rental was established at $18 per square foot, or $1.1 million, for 2009.  From January 1, 2010 through December 31, 2023, the base rental will be determined by the change in the consumer price index for the New York Metropolitan Area for November of the immediate prior year with the base period as November 2008 for the New York Metropolitan Area.

The lease has been accounted for as a capital lease as it transfers substantially all the benefits and risks of ownership to GBL.  The Company has recorded the leased property as an asset and a capital lease obligation for the present value of the obligation of the leased property.  The leased property is amortized over the fifteen-year lease term on a straight-line basis. The capital lease obligation is amortized over the same term using the interest method of accounting.  Capital lease improvements are amortized from the date of expenditure through the end of the lease term or the useful life, whichever is shorter, on a straight-line basis.  The lease provides that all operating expenses relating to the property (such as property taxes, utilities and maintenance) are to be paid by the lessee, GBL.  These are recognized as expenses in the periods in which they are incurred.  Accumulated amortization on the leased property was approximately $3.8 million and $3.5 million at December 31, 2012 and 2011, respectively.

Future minimum lease payments for this capitalized lease at December 31, 2012 are as follows:

(In thousands)
2013	$1,160
2014	1,080
2015	1,080
2016	1,080
2017	1,080
Thereafter	6,480
Total minimum obligations	11,960
Interest	7,006
Present value of net obligations	$4,954

Lease payments under this agreement amounted to approximately $1.1 million for each of the years ended December 31, 2012, 2011 and 2010, respectively.  The capital lease contains an escalation clause tied to the change in the New York Metropolitan Area Consumer Price Index which may cause the future minimum payments to exceed $1,080,000 annually.  Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $1.3 million due over the next eleven years, which are due from affiliated entities.  Total minimum obligations exclude the operating expenses to be borne by the Company, which are estimated to be approximately $825,000 per year.

J.  Commitments and Contingencies

We rent office space under leases which expire at various dates through January 2015.  Future minimum lease commitments under these operating leases as of December 31, 2012 are as follows:

(In thousands)
2013	$574
2014	305
2015	21
Total	$900

Equipment rentals and occupancy expense amounted to approximately $2.8 million, $2.6 million and $2.6 million, respectively, for the years ended December 31, 2012, 2011 and 2010.

K.  Related Party Transactions

The following is a summary of certain related party transactions.

GGCP Holdings LLC owns a majority of our Class B Stock, representing approximately 94% of the combined voting power and 74% of the outstanding shares of our common stock at December 31, 2012.

Capital Lease

We lease an approximately 60,000 square foot building located at 401 Theodore Fremd Avenue, Rye, New York as our headquarters (the “Building”) from an entity controlled by members of the Chairman’s family.  See Note I.

We sub-lease approximately 3,300 square feet in the Building to LICT Corporation, a company for which Mr. Gabelli serves as Chairman and CEO, which pays rent at the rate of $28 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses.  The total amounts paid in 2012, 2011, and 2010 for rent and other expenses under this lease were $114,716, $119,025, and $112,087, respectively.  Concurrent with the extension of the lease on the Building, we and LICT Corporation further agreed to extend the term of the sub-lease until December 2023 on the same terms and conditions.  As of July 1, 2008, we also sub-lease approximately 1,600 square feet in the Building to Teton.  Teton pays rent at the rate of $37.75 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses.  The total amount paid in 2012, 2011 and 2010 for rent and other expenses under this lease were $67,361, $69,330 and $66,911, respectively, and were recorded in other operating expenses as a credit on the consolidated statements of income.

Investment Advisory Services

GAMCO has entered into agreements to provide advisory and administrative services to MJG Associates, Inc., which is wholly-owned by Mr. Gabelli, with respect to the private investment funds managed by them.  Pursuant to such agreements, MJG Associates, Inc. paid GAMCO $10,000 (excluding reimbursement of expenses) for each of the years 2012, 2011, and 2010.  For 2012, 2011 and 2010, Manhattan Partners I, L.P. and Manhattan Partners II, L.P., investment partnerships for which John Gabelli Inc., an entity owned by John Gabelli, a brother of our Chairman, is the general partner, paid GAMCO investment advisory fees in the amount of $21,660, $19,608 and $19,870, respectively, and Manhattan Partners I, L.P. paid management fees in the amount of $0, $10,665 and $9,974, respectively, to the general partners of Gemini Global Partners, L.P.  In addition, an entity that Mr. John Gabelli’s wife is the sole shareholder of is the co-general partner of S.W.A.N. Partners, LP (“S.W.A.N.”).  S.W.A.N. paid GAMCO investment advisory fees in the amount of $35,649, $36,466 and $30,826 for 2012, 2011 and 2010, respectively, and is included in investment advisory and incentive fees on the consolidated statements of income.

Gabelli Securities International Limited (“GS International”) was formed in 1994 to provide management and investment advisory services to offshore funds and accounts.  Mr. Marc Gabelli, who is a son of our Chairman, owns 55% of GS International and GSI owns the remaining 45%.  In 1994, Gabelli International Gold Fund Limited (“GIGFL”), an offshore investment company investing primarily in securities of issuers with gold-related activities, was formed and GS International entered into an agreement to provide management services to GIGFL.  GSI in turn entered into an agreement with GS International to provide investment advisory services to GIGFL in return for receiving all investment management fees paid by GIGFL.  Pursuant to such agreement, GSI received investment management fees of $23,192 and no incentive fees for 2012.  Comparable amounts for 2011 were $32,203 and $0, respectively, and for 2010 they were $50,337 and $267,238, respectively.  As of December 31, 2012 and 2011, there were $11,957 and $8,335, respectively, payable to GIGFL included in accrued expenses and other liabilities on the consolidated statements of financial condition relating to management fees.

In April 1999, Gabelli Global Partners, Ltd. (“GGP Ltd.”), an offshore investment fund, was incorporated.  GS International and Gemini Capital Management, LLC (“Gemini”), an entity owned by Mr. Marc Gabelli, were engaged by GGP Ltd. as investment advisors as of July 1, 1999.  GGP Ltd. paid all of the management fees for 2012 in the amount of $80,761 to GS International.  There was no incentive fee earned in 2012.  For 2011, Gemini received half of the management fees paid by GGP Ltd. in the amount of $45,668.  GGP Ltd. paid half of the management fees and incentive fees for 2010 in the amounts of $45,928 and $61,808, respectively, to GS International.  GS International in turn paid GSI $15,680 and $28,197 in management and incentive fees, respectively.  For 2010, Gemini received half of the management fees and incentive fees paid by GGP Ltd. in the amounts of $45,928 and $61,808, respectively.   As of December 31, 2012 and 2011, there were $59,390 and $69,426, respectively, receivable from GGP Ltd. included in investment advisory fees receivable on the consolidated statements of financial condition.

In April 1999, GSI formed Gabelli Global Partners, L.P., an investment limited partnership for which GSI and Gemini are the general partners.  In March 2002, Gabelli Global Partners, L.P. changed its name to Gemini Global Partners, L.P.  Gemini and GSI each received half of the management fee paid by the partnership to the general partners in the amount of $76,548 for 2012.  There was no incentive fee earned in 2012.  Comparable amounts for 2011 were $88,904 and $0, respectively, and comparable amounts for 2010 were $81,735 and $74,429, respectively.  As of December 31, 2012 and 2011, there were $36,257 and $151,092, respectively, receivable from Gemini Global Partners, L.P. included in investment advisory fees receivable on the consolidated statements of financial condition.

We serve as the investment advisor for the Funds and earn advisory fees based on predetermined percentages of the average net assets of the Funds.  In addition, G.distributors has entered into distribution agreements with each of the Funds.  As principal distributor, G.distributors incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a distribution fee from the Funds or reimbursement from the investment advisor.  Gabelli & Company earns a majority of its commission revenue from transactions executed on behalf of clients of affiliated companies.  Advisory and distribution fees receivable from the Funds were approximately $30.2 million and $22.8 million at December 31, 2012 and 2011, respectively.  GBL earned approximately $1.0 million, $1.4 million and $1.6 million in 2012, 2011 and 2010, respectively, in advisory fee revenues and approximately $13,000, $15,000 and $16,000 in 2012, 2011 and 2010, respectively, in distribution fees from our proprietary investments in the Funds which are included in investment advisory and incentive fees and distribution fees and other income, respectively, on the consolidated statements of income.

Investments in Securities

At December 31, 2012 and 2011, approximately $85 million and $93 million, respectively, of our proprietary investment portfolio were managed by our analysts or portfolio managers other than Mr. Gabelli.  The individuals managing these accounts receive 20% of the net profits, if any, earned on the accounts; however, some of the analysts are required to meet a hurdle rate of 5% before earning this 20% payout.  In August 2006, a son of the Chairman was given responsibility for managing a proprietary investment account on which he would be paid, on an annual basis, 20% of any net profits earned on the account for the year.  The account was initially funded with approximately $40 million during 2006.  During 2012, $2 million was transferred from this account back to the firm’s proprietary account and is no longer subject to the 20% payout.  For 2012 and 2010, he was paid approximately $230,000 and $174,000, respectively, for managing this account.  For 2011, there were no payouts for managing this account.

We had an aggregate investment in the Funds of approximately $254.0 million and $320.1 million at December 31, 2012 and 2011, respectively, of which approximately $190.4 million and $259.0 million was invested in an affiliated money market mutual fund, included in cash and cash equivalents, at December 31, 2012 and 2011, respectively.  GBL earned approximately $52,000, $45,000, and $189,000 in 2012, 2011 and 2010, respectively, in dividend income from our investment in our money market mutual fund. Distributions from investments in our equity Funds, which are included within interest and dividend income on the consolidated statements of income, were approximately $1.8 million, $2.2 million and $1.2 million, in 2012, 2011 and 2010, respectively.

Investments in Partnerships

We had an aggregate investment in affiliated partnerships and offshore funds of approximately $83.9 million and $93.9 million at December 31, 2012 and 2011, respectively.

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

Other

On May 31, 2006, we entered into an Exchange and Standstill Agreement with Frederick J. Mancheski, a significant shareholder, pursuant to which, among other things, he agreed to exchange his 2,071,635 shares of Class B Stock for an equal number of shares of Class A Stock.  The standstill expires on May 31, 2016.  Under the terms of the standstill agreement, Mr. Mancheski agreed to, among other things, vote his shares in favor of the nominees and positions advocated by the Board of Directors.  In accordance with Form 13D filed by Mr. Mancheski on December 20, 2012 he continues to exercise voting control over 1,725,974 shares of Class A Stock.

For 2012, 2011, and 2010, we incurred variable costs of $450,000, $586,000, and $324,000, respectively, for actual usage (but not the fixed costs) relating to our use of aircraft in which GGCP owns the fractional interests.

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

Gabelli & Company also participates in syndicated underwriting activities, some of which involve the issuance of preferred or common shares of Gabelli closed-end funds.  During 2012, Gabelli & Company participated as agent in the secondary offerings of The GAMCO Global Gold, Natural Resources & Income Trust by Gabelli and acted as Dealer Manager for The Gabelli Equity Trust’s Series F Cumulative Preferred Rights Offering, and acted as co-underwriter for The Gabelli Equity Trust’s Series H Cumulative Preferred Stock Offering.  During 2011, Gabelli & Company participated as agent in the secondary offerings of The GAMCO Global Gold, Natural Resources & Income Trust by Gabelli.  During 2010, Gabelli & Company acted as agent in the secondary offerings of The GAMCO Global Gold, Natural Resources & Income Trust by Gabelli.  During 2012, 2011 and 2010 there were $3.0 million, $3.2 million and $3.8 million, respectively, included in institutional research services on the consolidated statements of income.

GBL and Teton entered into a transitional administrative and management service agreement in connection with the spin-off of Teton from GBL that formalized certain arrangements.  Effective January 1, 2011, Teton and GBL renegotiated the terms of the sub-administration agreement from a flat 0.20% on the average net assets of the mutual funds managed by Teton to 0.20% on the first $370 million in average net assets, 0.12% on the next $630 million in average net assets and 0.10% on average net assets in excess of $1 billion, as compensation for providing mutual fund administration services and $15,000 per month for various administrative services.  Prior to the spin-off these fees were eliminated.  During 2012, 2011 and 2010, there was $1.5 million, $1.5 million and $1.2 million, respectively, included in distribution fees and other income on the consolidated statements of income.

L.  Financial Requirements

As registered broker-dealers, Gabelli & Company and G.distributors are subject to the Uniform Net Capital Rule 15c3-1 (the “Rule”) of the SEC.  Gabelli & Company and G.distributors compute their net capital under the alternative method permitted by the Rule which requires minimum net capital of $250,000.  The Companies met or exceeded this requirement at December 31, 2012.

Our subsidiary, GAMCO Asset Management (UK) Limited is authorized and regulated by the Financial Services Authority (“FSA”).   In February 2011, GAMCO Asset Management (UK) Limited increased its permitted license with the FSA and held Own Funds of £384,000 and £343,000 ($621,000 and $530,000 at December 31, 2012 and 2011, respectively) and had an Own Funds requirement of €50,000 ($66,000 and $65,000 at December 31, 2012 and 2011, respectively).  We have consistently met or exceeded these minimum requirements.

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

N.  Profit Sharing Plan and Incentive Savings Plan

The Company has a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all employees.  Company contributions to the plans are determined annually by the Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code.  The Company accrued contributions of approximately $52,000, $13,000 and $67,000 to the plans for the years ended December 31, 2012, 2011 and 2010, respectively.

O. Goodwill and Identifiable Intangible Asset

During 2011, in connection with the transfer of the distribution business from Gabelli & Company, a wholly-owned subsidiary of GSI, to G.distributors, a wholly-owned subsidiary of GBL, $213,000 of the goodwill was also transferred.  An impairment analysis was performed in conjunction with this transfer and the goodwill was not deemed to be impaired and no impairment charge was recorded.  At December 31, 2012 and 2011, $3.5 million of goodwill is reflected on the consolidated statements of financial condition with $3.3 million related to GSI and $0.2 million related to G.distributors.  The Company early adopted the guidance issued by the FASB that allowed for a qualitative assessment of whether it is more likely than not that an impairment has occurred.  At November 30, 2012 and November 30, 2011, management conducted its annual assessments of the recoverability of goodwill and determined that there was no impairment of goodwill on GBL’s consolidated financial statements.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the consolidated statements of financial condition at both December 31, 2012 and 2011.  The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2014.  At November 30, 2012 and November 30, 2011, management conducted its annual assessments of the recoverability of the intangible asset and determined that there was no impairment of it on GBL’s consolidated financial statements.

P.  Other Matters

From time to time, the Company is named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  The Company cannot predict the ultimate outcome of such matters.  With respect to one such matter, the Institutional Broker-Dealer (“B/D”) has agreed in principle, subject to an acceptable settlement document, to resolve an outstanding matter with FINRA regarding lapses in the B/D’s supervision of certain registered representatives in their role as general partners of outside private partnerships.  The consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and, if material, makes the necessary disclosures.  Such amounts, both those that are probable and those that are reasonably possible, are not considered material to the Company’s financial condition, operations or cash flows.

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

The Company indemnifies the clearing brokers of Gabelli & Company for losses they may sustain from the customer accounts that trade on margin introduced by our broker-dealer subsidiary.  At December 31, 2012, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with a number of other third parties which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements, and believes the likelihood of such a claim being made is remote.  The Company’s estimate of the value of such agreements is de minimis, and therefore an accrual has not been made on the consolidated financial statements.

Q.  Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2012 and 2011 is presented below.

	2012
	1st	2nd	3rd	4th	Total
(In thousands, except per share data)
Revenues	$81,749	$81,024	$82,231	$99,277	$344,281
Operating income	27,012	30,367	29,012	24,739	111,130
Net income attributable to GAMCO
Investors, Inc.'s shareholders	23,836	15,105	19,004	17,594	75,539
Net income attributable to GAMCO
Investors, Inc.'s shareholders per share:
Basic	0.90	0.58	0.72	0.67	2.87
Diluted	$0.90	$0.57	$0.72	$0.67	$2.86

	2011
	1st	2nd	3rd	4th	Total

Revenues	$76,905	$85,081	$80,151	$84,991	$327,128
Operating income	20,760	30,497	30,661	31,376	113,294
Net income attributable to GAMCO
Investors, Inc.'s shareholders	17,643	20,647	7,699	23,693	69,682
Net income attributable to GAMCO
Investors, Inc.'s shareholders per share:
Basic	0.66	0.77	0.29	0.89	2.62
Diluted	$0.65	$0.77	$0.29	$0.89	$2.61

R.  Subsequent Events

On February 5, 2013, the Board of Directors declared a regular quarterly dividend of $0.05 per share to all of its shareholders, payable on March 26, 2013 to shareholders of record on March 12, 2013.

On February 5, 2013, the Board of Directors increased the share buyback authorization by an additional 500,000 shares.  From January 1, 2013 to March 8, 2013, the Company repurchased 1,972 shares at $55.17 per share.  As a result, there are 650,471 shares available to be repurchased under out existing buyback plan at March 8, 2013.

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

(b) Management’s Report on Internal Control Over Financial Reporting

GBL's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Management, with the participation of the principal executive officer and under the supervision of the principal financial officer, of the Company conducted an evaluation of the effectiveness of GBL's internal control over financial reporting as of December 31, 2012, as required by Rule 13a-15(c) of the Exchange Act.  There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives.  In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, management concluded that, as of December 31, 2012, the Company maintained effective internal control over financial reporting.  The independent registered public accounting firm that audited the consolidated financial statements included in the annual report containing the disclosure required by this Item has issued an attestation report on the Company's internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2012 Annual Meeting, GBL also submitted to the New York Stock Exchange (“NYSE”) a certification by our Chief Executive Officer that he is not aware of any violations by GBL of the NYSE corporate governance listing standards as of the date of the certification.

ITEM 11: EXECUTIVE COMPENSATION

Information required by Item 11 is included in our Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is included in our Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 is included in our Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.2	Amended Bylaws of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated May 28, 2010 filed with the Securities and Exchange Commission on May 28, 2010).

4.1	Specimen of Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on January 29, 1999).

4.2	Indenture, dated as of December 31, 2010, between the Company and Computershare Trust Company, N.A., as Trustee (includes form of 0% Subordinated Debenture due 2015). (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated January 6, 2011 filed with the Securities and Exchange Commission on January 6, 2011).

4.3	Second Supplemental Indenture, dated May 31, 2011, between the Company and The Bank of New York Mellon, as Trustee (includes form of 5.875% Senior Notes due 2021). (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated May 25, 2011 filed with the Securities and Exchange Commission on May 31, 2011).

10.1	Tax Indemnification Agreement between the Company and GFI. (Incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on February 10, 1999).

10.2	GAMCO Investors, Inc. 1999 Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on February 10, 1999). *

10.3 10.4 10.5 10.6 10.7
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

12.1	Computation of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (included on page 91 of this Report).

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Compensatory agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on March 6, 2012.

GAMCO INVESTORS, INC.

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer	Title: Co-Chief Accounting Officer
(Co-Principal Accounting Officer)	(Co-Principal Accounting Officer)

Date: March 8, 2013	Date: March 8, 2013

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

Signature	Title	Date

/s/ Mario J. Gabelli	Chairman of the Board,	March 8, 2013
Mario J. Gabelli	Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ Robert S. Zuccaro	Executive Vice-President and	March 8, 2013
Robert S. Zuccaro	Chief Financial Officer
(Principal Financial Officer)

/s/ Kieran Caterina	Co-Chief Accounting	March 8, 2013
Kieran Caterina	Officer (Co-Principal
Accounting Officer)

/s/ Diane M. LaPointe	Co-Chief Accounting	March 8, 2013
Diane M. LaPointe	Officer (Co-Principal
Accounting Officer)

/s/ Edwin L. Artzt	Director	March 8, 2013
Edwin L. Artzt

/s/ Raymond C. Avansino, Jr.	Director	March 8, 2013
Raymond C. Avansino, Jr.

/s/ Richard L. Bready	Director	March 8, 2013
Richard L. Bready

/s/ Eugene R. McGrath	Director	March 8, 2013
Eugene R. McGrath

/s/ Robert S. Prather, Jr.	Director	March 8, 2013
Robert S. Prather, Jr.

/s/ Elisa M. Wilson	Director	March 8, 2013
Elisa M. Wilson