Form 10-Q
period 2013-03-31
GAMCO INVESTORS, INC. ET AL
filed 2013-05-07
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at April 30, 2013
Class A Common Stock, .001 par value	6,138,795
Class B Common Stock, .001 par value	19,564,174

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended March 31, 2013 and 2012

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended March 31, 2013 and 2012

Condensed Consolidated Statements of Financial Condition:
- March 31, 2013
- December 31, 2012
- March 31, 2012

Condensed Consolidated Statements of Equity:

- Three months ended March 31, 2013 and 2012

Condensed Consolidated Statements of Cash Flows:
- Three months ended March 31, 2013 and 2012

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenues
Investment advisory and incentive fees	$72,607	$67,783
Distribution fees and other income	11,353	11,623
Institutional research services	2,221	2,343
Total revenues	86,181	81,749
Expenses
Compensation	35,652	34,554
Management fee	3,980	4,184
Distribution costs	11,010	10,177
Other operating expenses	4,812	5,822
Total expenses	55,454	54,737

Operating income	30,727	27,012
Other income (expense)
Net gain from investments	12,291	13,878
Interest and dividend income	1,345	1,236
Interest expense	(3,488)	(4,404)
Shareholder-designated contribution	(5,000)	-
Total other income, net	5,148	10,710
Income before income taxes	35,875	37,722
Income tax provision	13,195	13,756
Net income	22,680	23,966
Net income attributable to noncontrolling interests	135	130
Net income attributable to GAMCO Investors, Inc.'s shareholders	$22,545	$23,836

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.88	$0.90

Diluted	$0.88	$0.90

Weighted average shares outstanding:
Basic	25,742	26,415

Diluted	25,758	26,533

Dividends declared:	$0.05	$0.04

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012

Net income	$22,680	$23,966
Other comprehensive income, net of tax:
Foreign currency translation	(49)	(17)
Net unrealized gains on securities available for sale (a)	6,040	3,457
Other comprehensive income	5,991	3,440

Comprehensive income	28,671	27,406
Less: Comprehensive income attributable to noncontrolling interests	(135)	(130)

Comprehensive income attributable to GAMCO Investors, Inc.	$28,536	$27,276

(a) Net of income tax expense of $3,547 and $2,031 for 2013 and 2012, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	March 31,	December 31,	March 31,
	2013	2012	2012
ASSETS
Cash and cash equivalents	$273,353	$190,608	$324,630
Investments in securities	229,286	218,843	257,607
Investments in sponsored registered investment companies	64,294	61,872	62,305
Investments in partnerships	94,260	97,549	101,685
Receivable from brokers	44,583	50,655	29,298
Investment advisory fees receivable	29,624	42,429	27,193
Income tax receivable	917	1,018	39
Other assets	24,312	27,759	23,668
Total assets	$760,629	$690,733	$826,425

LIABILITIES AND EQUITY
Payable to brokers	$15,059	$14,346	$22,366
Income taxes payable and deferred tax liabilities	34,292	25,398	24,782
Capital lease obligation	4,914	4,949	5,043
Compensation payable	34,676	10,535	28,834
Securities sold, not yet purchased	6,377	3,136	9,657
Mandatorily redeemable noncontrolling interests	1,343	1,342	1,390
Accrued expenses and other liabilities	34,537	26,365	28,692
Sub-total	131,198	86,071	120,764

5.5% Senior notes (due May 15, 2013)	99,000	99,000	99,000
5.875% Senior notes (due June 1, 2021)	100,000	100,000	100,000
Zero coupon subordinated debentures, Face value: $21.7 million at March 31, 2013 and
December 31, 2012 and $86.3 million at March 31, 2012 (due December 31, 2015)	17,688	17,366	65,300
Total liabilities	347,886	302,437	385,064

Redeemable noncontrolling interests	16,414	17,362	16,828
Commitments and contingencies (Note J)
Equity
GAMCO Investors, Inc. stockholders' equity
Preferred stock, $.001 par value; 10,000,000 shares authorized;
none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
14,265,769, 14,203,146 and 13,760,697 issued, respectively; 6,147,532,
6,121,585 and 6,592,716 outstanding, respectively	13	13	13
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 19,564,174, 19,624,174 and 20,040,746 shares
outstanding, respectively	20	20	20
Additional paid-in capital	280,196	280,089	265,280
Retained earnings	429,553	408,295	431,963
Accumulated other comprehensive income	32,291	26,300	25,960
Treasury stock, at cost (8,118,237, 8,081,561 and 7,167,981 shares, respectively)	(349,074)	(347,109)	(302,152)
Total GAMCO Investors, Inc. stockholders' equity	392,999	367,608	421,084
Noncontrolling interests	3,330	3,326	3,449
Total equity	396,329	370,934	424,533

Total liabilities and equity	$760,629	$690,733	$826,425

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the three months ended March 31, 2013
		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2012	$3,326	$33	$280,089	$408,295	$26,300	$(347,109)	$370,934	$17,362
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(2,298)
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	1,219
Net income (loss)	4	-	-	22,545	-	-	22,549	131
Net unrealized gains on
securities available for sale,
net of income tax ($3,823)	-	-	-	-	6,511	-	6,511	-
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax benefit ($276)	-	-	-	-	(471)	-	(471)	-
Foreign currency translation	-	-	-	-	(49)	-	(49)	-
Dividends declared ($0.05 per
share)	-	-	-	(1,287)	-	-	(1,287)	-
Stock based compensation
expense	-	-	15	-	-	-	15	-
Exercise of stock options
including tax benefit	-	-	92	-	-	-	92	-
Purchase of treasury stock	-	-	-	-	-	(1,965)	(1,965)	-
Balance at March 31, 2013	$3,330	$33	$280,196	$429,553	$32,291	$(349,074)	$396,329	$16,414

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the three months ended March 31, 2012
		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2011	$3,439	$33	$264,409	$409,191	$22,520	$(292,181)	$407,411	$6,071
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(3)
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	10,640
Net income	10	-	-	23,836	-	-	23,846	120
Net unrealized gains on
securities available for sale,
net of income tax ($2,031)	-	-	-	-	3,457	-	3,457	-
Foreign currency translation	-	-	-	-	(17)	-	(17)	-
Dividends declared
($0.04 per share)	-	-	-	(1,064)	-	-	(1,064)	-
Stock based compensation
expense	-	-	871	-	-	-	871	-
Purchase of treasury stock	-	-	-	-	-	(9,971)	(9,971)	-
Balance at March 31, 2012	$3,449	$33	$265,280	$431,963	$25,960	$(302,152)	$424,533	$16,828

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Operating activities
Net income	$22,680	$23,966
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net gains from partnerships	795	(3,351)
Depreciation and amortization	202	180
Stock based compensation expense	15	871
Deferred income taxes	1,471	1,515
Tax benefit from exercise of stock options	16	-
Foreign currency translation gain/(loss)	(49)	(17)
Fair value of donated securities	148	83
Gains on sales of available for sale securities	(597)	(279)
Accretion of zero coupon debentures	323	1,180
Loss on extinguishment of debt	-	1
(Increase) decrease in assets:
Investments in trading securities	(5,538)	(13,604)
Investments in partnerships:
Contributions to partnerships	(3,492)	(23,293)
Distributions from partnerships	5,987	25,852
Receivable from brokers	6,071	(8,385)
Investment advisory fees receivable	12,804	4,963
Income tax receivable and deferred tax assets	97	-
Other assets	3,227	5,023
Increase (decrease) in liabilities:
Payable to brokers	713	11,596
Income taxes payable and deferred tax liabilities	3,881	5,940
Compensation payable	24,141	11,139
Mandatorily redeemable noncontrolling interests	1	4
Accrued expenses and other liabilities	8,136	4,227
Total adjustments	58,352	23,645
Net cash provided by operating activities	$81,032	$47,611

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Investing activities
Purchases of available for sale securities	$(4)	$(4)
Proceeds from sales of available for sale securities	5,343	525
Return of capital on available for sale securities	611	571
Net cash provided by investing activities	5,950	1,092

Financing activities
Contributions from redeemable noncontrolling interests	1,219	10,640
Redemptions of redeemable noncontrolling interests	(2,298)	(3)
Proceeds from exercise of stock options	76	-
Dividends paid	(1,287)	(1,070)
Purchase of treasury stock	(1,965)	(9,971)
Net cash used in financing activities	(4,255)	(404)
Effect of exchange rates on cash and cash equivalents	18	(9)
Net increase in cash and cash equivalents	82,745	48,290
Cash and cash equivalents at beginning of period	190,608	276,340
Cash and cash equivalents at end of period	$273,353	$324,630
Supplemental disclosures of cash flow information:
Cash paid for interest	$285	$322
Cash paid for taxes	$7,272	$6,038

Non-cash activity:
- For the three months ended March 31, 2013 and March 31, 2012, the Company accrued dividends on restricted stock awards of $0 and $13, respectively.
See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 from which the accompanying condensed consolidated financial statements were derived.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported on the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Recent Accounting Developments

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance which creates new disclosure requirements about the nature of an entity’s right of offset and related arrangements associated with its financial instruments and derivative instruments.  In January 2013, the FASB issued guidance which clarifies the scope of the disclosure requirements.  The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required.  The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards.  The Company adopted this guidance on January 1, 2013 and now presents the disclosures required by this guidance in Note B.

In July 2012, the FASB issued guidance allowing companies to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  If a company determines, on the basis of qualitative factors, that the fair value of such asset is not more likely than not impaired, it would not need to calculate the fair value of such asset.  However, if a company concludes otherwise, it must calculate the fair value of the asset, compare the value with its carrying amount and record an impairment charge, if any.  To perform the qualitative assessment, a company must identify and evaluate events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset.  This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The Company adopted this guidance on January 1, 2013 without a material impact to the financial statements.

In February 2013, the FASB issued guidance which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”).  The guidance is intended to help entities improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in their financial statements.  It does not amend any existing requirements for reporting net income or OCI in the financial statements.  The guidance requires entities to disclose additional information about reclassification adjustments, including changes in AOCI balances by component and significant items reclassified out of AOCI.  The guidance requires an entity to present information about significant items reclassified out of AOCI by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements.  The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The Company adopted this guidance on January 1, 2013 and now presents the disclosures required by this guidance in Note B.

B.  Investment in Securities

Investments in securities at March 31, 2013, December 31, 2012 and March 31, 2012 consisted of the following:

	March 31, 2013		December 31, 2012		March 31, 2012
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$49,970	$49,990	$42,973	$42,989	$48,624	$48,630
Common stocks	119,918	139,503	125,697	138,478	156,206	170,224
Mutual funds	1,073	1,655	1,072	1,484	1,086	1,495
Other investments	315	1,179	328	630	601	571
Total trading securities	171,276	192,327	170,070	183,581	206,517	220,920

Available for sale securities:
Common stocks	14,312	35,225	14,822	33,560	16,158	34,578
Mutual funds	1,014	1,734	1,105	1,702	1,362	2,109
Total available for sale securities	15,326	36,959	15,927	35,262	17,520	36,687

Total investments in securities	$186,602	$229,286	$185,997	$218,843	$224,037	$257,607

Securities sold, not yet purchased at March 31, 2013, December 31, 2012 and March 31, 2012 consisted of the following:

	March 31, 2013		December 31, 2012		March 31, 2012
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Trading securities:	(In thousands)
Common stocks	$5,163	$5,650	$2,593	$2,867	$9,016	$9,553
Other	86	727	184	269	21	104
Total securities sold, not yet purchased	$5,249	$6,377	$2,777	$3,136	$9,037	$9,657

Investments in sponsored registered investment companies at March 31, 2013, December 31, 2012 and March 31, 2012 consisted of the following:

	March 31, 2013		December 31, 2012		March 31, 2012
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Mutual funds	$19	$17	$19	$20	$15	$17
Total trading securities	19	17	19	20	15	17

Available for sale securities:
Closed-end funds	31,014	60,895	35,868	58,511	36,546	58,721
Mutual funds	2,047	3,382	2,055	3,341	2,204	3,567
Total available for sale securities	33,061	64,277	37,923	61,852	38,750	62,288

Total investments in sponsored
registered investment companies	$33,080	$64,294	$37,942	$61,872	$38,765	$62,305

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

The following table identifies all reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 (in thousands):

Amount	Affected Line Item in	Reason for
Reclassified	in the Statements	Reclassification
from AOCI	Of Income	from AOCI

$597	Net gain from investments	Realized gain / (loss) on sale of securities
150	Other operating expenses	Donation of securities
$747	Income before income taxes
(276)	Income tax provision
$471	Net income

The Company recognizes all derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments.  For the three months ended March 31, 2013 and 2012, the Company had transactions in equity derivatives which resulted in net gains of $281,000 and net losses of $29,000, respectively. At March 31, 2013, December 31, 2012 and March 31, 2012, we held derivative contracts on 222,000 equity shares, 1.2 million equity shares and 1.0 million equity shares, respectively, and the fair value was $61,000, $(121,000) and $105,000, respectively; these are included in investments in securities in the condensed consolidated statements of financial condition.  These transactions are not designated as hedges for accounting purposes, and therefore changes in fair values of these derivatives are included in net gain/(loss) from investments in the condensed consolidated statements of income.

The Company is a party to enforceable master netting arrangements for swaps entered into as part of the investment strategy of the Company’s proprietary portfolio.  They are typically not used as hedging instruments.  These swaps, while settled on a net basis with the counterparties, major U.S. financial institutions, are shown gross in assets and liabilities on the consolidated statements of financial position.  The swaps have a firm contract end date and are closed out and settled when each contract expires.

Gross Amounts Not Offset in the
Statements of Financial Position
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Assets Presented
	Recognized	Statements of	in the Statements	Financial	Cash Collateral
	Assets	Financial Position	of Financial Position	Instruments	Received	Net Amount
Swaps:	(In thousands)
March 31, 2013	$788	$-	$788	$(703)	$-	$85
December 31, 2012	148	-	148	(132)	-	16
March 31, 2012	$-	$-	$-	$-	$-	$-

Gross Amounts Not Offset in the
Statements of Financial Position
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Liabilities Presented
	Recognized	Statements of	in the Statements	Financial	Cash Collateral
	Liabilities	Financial Position	of Financial Position	Instruments	Received	Net Amount
Swaps:	(In thousands)
March 31, 2013	$703	$-	$703	$(703)	$-	$-
December 31, 2012	132	-	132	(132)	-	-
March 31, 2012	$-	$-	$-	$-	$-	$-

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of March 31, 2013, December 31, 2012 and March 31, 2012:

	March 31, 2013
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$14,312	$20,913	$-	$35,225
Closed-end Funds	31,014	29,884	(3)	60,895
Mutual funds	3,061	2,055	-	5,116
Total available for sale securities	$48,387	$52,852	$(3)	$101,236

	December 31, 2012
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$14,822	$18,738	$-	$33,560
Closed-end Funds	35,868	22,645	(2)	58,511
Mutual funds	3,160	1,883	-	5,043
Total available for sale securities	$53,850	$43,266	$(2)	$97,114

	March 31, 2012
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$16,158	$18,420	$-	$34,578
Closed-end Funds	36,546	22,189	(14)	58,721
Mutual funds	3,566	2,110	-	5,676
Total available for sale securities	$56,270	$42,719	$(14)	$98,975

Unrealized changes in fair value, net of taxes, for the three months ended March 31, 2013 and March 31, 2012 of $6.0 million and $3.5 million in gains, respectively, have been included in other comprehensive income, a component of equity, at March 31, 2013 and March 31, 2012.  Return of capital on available for sale securities was $0.6 million and $0.6 million for the three months ended March 31, 2013 and March 31, 2012, respectively.  Proceeds from sales of investments available for sale were approximately $5.3 million and $0.5 million for the three months ended March 31, 2013 and March 31, 2012, respectively.  For the three months ended March 31, 2013 and March 31, 2012, gross gains on the sale of investments available for sale amounted to $0.6 million and $0.3 million, respectively, and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the three months ended March 31, 2013 or March 31, 2012.  The basis on which the cost of a security sold is determined is specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	March 31, 2013			December 31, 2012			March 31, 2012
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Mutual Funds	$216	$(3)	$213	$73	$(2)	$71	$97	$(14)	$83

At December 31, 2012 and March 31, 2012, there was one holding in a loss position which was not deemed to be other-than-temporarily impaired due to the length of time that it had been in a loss position and because it passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In this specific instance, the investment at December 31, 2012 and March 31, 2012 was a closed-end fund with diversified holdings across multiple companies and across multiple industries.  The one holding was impaired for one and ten consecutive months at December 31, 2012 and March 31, 2012, respectively.  The value of this holding at both December 31, 2012 and March 31, 2012 was $0.1 million.

At March 31, 2013, there were two holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In this specific instance, the investments at March 31, 2013 were closed-end funds with diversified holdings across multiple companies and across multiple industries.  Both holdings were impaired for two consecutive months at March 31, 2013.  The value of these holding at March 31, 2013 was $0.2 million.

For the three months ended March 31, 2013 and 2012, there were no losses on available for sale securities deemed to be other than temporary.

C. Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of March 31, 2013, December 31, 2012 and March 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2013 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2013
Cash equivalents	$272,653	$-	$-	$272,653
Investments in partnerships	-	23,772	-	23,772
Investments in securities:
AFS - Common stocks	35,225	-	-	35,225
AFS - Mutual funds	1,734	-	-	1,734
Trading - Gov't obligations	49,990	-	-	49,990
Trading - Common stocks	138,829	7	667	139,503
Trading - Mutual funds	1,655	-	-	1,655
Trading - Other	92	788	299	1,179
Total investments in securities	227,525	795	966	229,286
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	60,895	-	-	60,895
AFS - Mutual Funds	3,382	-	-	3,382
Trading - Mutual funds	17	-	-	17
Total investments in sponsored
registered investment companies	64,294	-	-	64,294
Total investments	291,819	24,567	966	317,352
Total assets at fair value	$564,472	$24,567	$966	$590,005
Liabilities
Trading - Common stocks	$5,650	$-	$-	$5,650
Trading - Other	-	727	-	727
Securities sold, not yet purchased	$5,650	$727	$-	$6,377

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2012 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2012
Cash equivalents	$190,475	$-	$-	$190,475
Investments in partnerships	-	26,128	-	26,128
Investments in securities:
AFS - Common stocks	33,560	-	-	33,560
AFS - Mutual funds	1,702	-	-	1,702
Trading - Gov't obligations	42,989	-	-	42,989
Trading - Common stocks	137,796	7	675	138,478
Trading - Mutual funds	1,484	-	-	1,484
Trading - Other	120	148	362	630
Total investments in securities	217,651	155	1,037	218,843
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	58,511	-	-	58,511
AFS - Mutual Funds	3,341	-	-	3,341
Trading - Mutual funds	20	-	-	20
Total investments in sponsored
registered investment companies	61,872	-	-	61,872
Total investments	279,523	26,283	1,037	306,843
Total assets at fair value	$469,998	$26,283	$1,037	$497,318
Liabilities
Trading - Common stocks	$2,867	$-	$-	$2,867
Trading - Other	-	269	-	269
Securities sold, not yet purchased	$2,867	$269	$-	$3,136

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2012 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2012
Cash equivalents	$324,333	$-	$-	$324,333
Investments in partnerships	-	23,166	-	23,166
Investments in securities:
AFS - Common stocks	34,578	-	-	34,578
AFS - Mutual funds	2,109	-	-	2,109
Trading - Gov't obligations	48,630	-	-	48,630
Trading - Common stocks	169,463	114	647	170,224
Trading - Mutual funds	1,495	-	-	1,495
Trading - Other	293	-	278	571
Total investments in securities	256,568	114	925	257,607
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	58,721	-	-	58,721
AFS - Mutual Funds	3,567	-	-	3,567
Trading - Mutual funds	17	-	-	17
Total investments in sponsored
registered investment companies	62,305	-	-	62,305
Total investments	318,873	23,280	925	343,078
Total assets at fair value	$643,206	$23,280	$925	$667,411
Liabilities
Trading - Common stocks	$9,553	$-	$-	$9,553
Trading - Other	-	104	-	104
Securities sold, not yet purchased	$9,553	$104	$-	$9,657

The following tables present additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2013 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers
	31, 2012	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$675	$(8)	$-	$-	$(8)	$-	$-	$-	$667
Trading - Other	362	1	-	-	1	-	(64)	-	299
Total	$1,037	$(7)	$-	$-	$(7)	$-	$(64)	$-	$966

There were no transfers between any Levels during the three months ended March 31, 2013.

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

D. Investments in Partnerships, Offshore Funds and Variable Interest Entities (“VIEs”)

The Company is general partner or co-general partner of various affiliated entities in which the Company has investments totaling $80.8 million, $83.9 million and $86.9 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively, and whose underlying assets consist primarily of marketable securities (the “affiliated entities”).  We also have investments in unaffiliated entities of $13.5 million, $13.6 million and $14.8 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively (the “unaffiliated entities”).  We evaluate each entity for the appropriate accounting treatment and disclosure.  Certain of the affiliated entities, and none of the unaffiliated entities, are consolidated.

For those entities where consolidation is not deemed to be appropriate, we report them in our statement of financial condition under the caption “Investments in partnerships”.  This caption includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting, as well as certain investments that the feeder funds hold that are carried at fair value, as described in Note C.  The Company reflects the equity in earnings of these equity method investees and the change in fair value of the consolidated feeder funds (“CFFs”) under the caption “Net gain from investments” on the condensed consolidated statements of income.

The following table highlights the number of entities, including voting interest entities (“VOEs”), that we consolidate as well as under which accounting guidance they are consolidated, including CFFs, which retain their specialized investment company accounting, partnerships and offshore funds.

Entities consolidated
	CFFs		Partnerships		Offshore Funds		Total
	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs
Entities consolidated at December 31, 2011	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at March 31, 2012	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at December 31, 2012	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at March 31, 2013	1	2	-	1	-	1	1	4

At and for the three months ended March 31, 2013 and 2012 and at December 31, 2012, the one CFF VIE is consolidated, as the Company has been determined to be the primary beneficiary because it has an equity interest and absorbs the majority of the expected losses and/or expected gains.  At and for the three months ended March 31, 2013 and 2012 and at December 31, 2012, the two CFF VOEs, the one Partnership VOE and the one Offshore Fund VOE are consolidated because the unaffiliated partners or shareholders lack substantive rights, and the Company, as either the general partner or investment manager, is deemed to have control.

The following table breaks down the investments in partnerships line by accounting method, either fair value or equity method, and investment type.

	March 31, 2013
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$23,772	$-	$-	$-	$-	$23,772
Equity Method	-	27,477	29,551	6,427	7,033	70,488

Total	$23,772	$27,477	$29,551	$6,427	$7,033	$94,260

	December 31, 2012
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$26,128	$-	$-	$-	$-	$26,128
Equity Method	-	28,158	29,679	6,505	7,079	71,421

Total	$26,128	$28,158	$29,679	$6,505	$7,079	$97,549

	March 31, 2012
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$23,166	$-	$-	$-	$-	$23,166
Equity Method	-	33,374	30,398	7,776	6,971	78,519

Total	$23,166	$33,374	$30,398	$7,776	$6,971	$101,685

The following table includes the net impact by line item on the condensed consolidated statements of financial condition for each category of entity consolidated (in thousands):

	March 31, 2013
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Assets
Cash and cash equivalents	$272,454	$534	$365	$-	$273,353
Investments in securities	214,627	-	7,733	6,926	229,286
Investments in sponsored investment companies	64,278	-	16	-	64,294
Investments in partnerships	99,500	3,423	(8,663)	-	94,260
Receivable from brokers	30,569	-	866	13,148	44,583
Investment advisory fees receivable	29,717	(6)	(2)	(85)	29,624
Other assets	26,136	(1,000)	-	93	25,229
Total assets	$737,281	$2,951	$315	$20,082	$760,629
Liabilities and equity
Securities sold, not yet purchased	$5,864	$-	$-	$513	$6,377
Accrued expenses and other liabilities	118,401	614	34	5,772	124,821
Total debt	216,688	-	-	-	216,688
Redeemable noncontrolling interests	(1)	2,337	281	13,797	16,414
Total equity	396,329	-	-	-	396,329
Total liabilities and equity	$737,281	$2,951	$315	$20,082	$760,629

	December 31, 2012
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Assets
Cash and cash equivalents	$189,743	$-	$865	$-	$190,608
Investments in securities	213,639	-	6,944	(1,740)	218,843
Investments in sponsored investment companies	61,852	-	20	-	61,872
Investments in partnerships	100,164	5,388	(8,003)	-	97,549
Receivable from brokers	25,972	-	1,480	23,203	50,655
Investment advisory fees receivable	42,425	9	(5)	-	42,429
Other assets	32,673	(2,986)	(1,000)	90	28,777
Total assets	$666,468	$2,411	$301	$21,553	$690,733
Liabilities and equity
Securities sold, not yet purchased	$3,033	$-	$-	$103	$3,136
Accrued expenses and other liabilities	76,135	384	21	6,395	82,935
Total debt	216,366	-	-	-	216,366
Redeemable noncontrolling interests	-	2,027	280	15,055	17,362
Total equity	370,934	-	-	-	370,934
Total liabilities and equity	$666,468	$2,411	$301	$21,553	$690,733

	March 31, 2012
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Assets
Cash and cash equivalents	$322,523	$-	$2,107	$-	$324,630
Investments in securities	236,387	-	6,503	14,717	257,607
Investments in sponsored investment companies	62,289	-	16	-	62,305
Investments in partnerships	109,136	990	(8,441)	-	101,685
Receivable from brokers	18,400	-	121	10,777	29,298
Investment advisory fees receivable	27,189	5	(1)	-	27,193
Other assets	23,691	16	-	-	23,707
Total assets	$799,615	$1,011	$305	$25,494	$826,425
Liabilities and equity
Securities sold, not yet purchased	$9,633	$-	$-	$24	$9,657
Accrued expenses and other liabilities	101,149	59	38	9,861	111,107
Total debt	264,300	-	-	-	264,300
Redeemable noncontrolling interests	-	952	267	15,609	16,828
Total equity	424,533	-	-	-	424,533
Total liabilities and equity	$799,615	$1,011	$305	$25,494	$826,425

The following table includes the net impact by line item on the condensed consolidated statements of income for each category of entity consolidated (in thousands):

	Three Months Ended March 31, 2013
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Total revenues	$86,456	$(6)	$(1)	$(268)	$86,181
Total expenses	55,215	53	10	176	55,454
Operating income	31,241	(59)	(11)	(444)	30,727
Total other income, net	4,502	110	15	521	5,148
Income before income taxes	35,743	51	4	77	35,875
Income tax provision	13,195	-	-	-	13,195
Net income	22,548	51	4	77	22,680
Net income attributable to noncontrolling interests	3	51	4	77	135
Net income attributable to GAMCO	$22,545	$-	$-	$-	$22,545

	Three Months Ended March 31, 2012
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Total revenues	$82,579	$(1)	$(1)	$(828)	$81,749
Total expenses	54,521	23	11	182	54,737
Operating income	28,058	(24)	(12)	(1,010)	27,012
Total other income, net	9,544	85	23	1,058	10,710
Income before income taxes	37,602	61	11	48	37,722
Income tax provision	13,756	-	-	-	13,756
Net income	23,846	61	11	48	23,966
Net income attributable to noncontrolling interests	10	61	11	48	130
Net income attributable to GAMCO	$23,836	$-	$-	$-	$23,836

Variable Interest Entities

We sponsor a number of investment vehicles where we are the general partner or investment manager.  Certain of these vehicles are VIEs, but we are not the primary beneficiary, in all but one case, because we do not absorb a majority of the entities’ expected losses or expected returns, and they are, therefore, not consolidated.  We consolidate the one VIE where we are the primary beneficiary.  The Company has not provided any financial or other support to those VIEs where we are not the primary beneficiary.  The total net assets of these non-consolidated VIEs at March 31, 2013, December 31, 2012 and March 31, 2012 were $77.8 million, $75.0 million and $74.5 million, respectively.  Our maximum exposure to loss as a result of our involvement with the VIEs is limited to the investment in one VIE and the deferred carried interest that we have in another.  On March 31, 2013, December 31, 2012 and March 31, 2012, we had an investment in one of the VIE offshore funds of approximately $8.3 million, $7.7 million and $8.2 million, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.  On March 31, 2013, December 31, 2012 and March 31, 2012, we had a deferred carried interest in one of the VIE offshore funds of approximately $45,000, $45,000 and $49,000, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.  Additionally, as the general partner or investment manager to these VIEs the Company earns fees in relation to these roles, which given a decline in AUMs of the VIEs would result in lower fee revenues earned by the Company which would be reflected on the condensed consolidated statement of income, condensed consolidated statement of financial condition and condensed consolidated statement of cash flows.

The assets of these VIEs may only be used to satisfy obligations of the VIEs.  The following table presents the balances related to the VIE that is consolidated and is included on the condensed consolidated statements of financial condition as well as GAMCO’s net interest in this VIE.  Only one VIE is consolidated at March 31, 2013, December 31, 2012 and March 31, 2012:

	March 31,	December 31,	March 31,
	2013	2012	2012
(In thousands)
Cash and cash equivalents	$21	$-	$-
Investments in partnerships	15,484	18,507	17,183
Accrued expenses and other liabilities	(1,041)	(3,010)	(7)
Redeemable noncontrolling interests	-	(411)	(403)
GAMCO's net interests in consolidated VIE	$14,464	$15,086	$16,773

E. Income Taxes

The effective tax rate for the three months ended March 31, 2013 was 36.8% compared to 36.5% for the prior year three month period.

F. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2013	2012
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$22,545	$23,836
Weighted average shares outstanding	25,742	26,415
Basic net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.88	$0.90

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$22,545	$23,836

Weighted average share outstanding	25,742	26,415
Dilutive stock options and restricted stock awards	16	118
Total	25,758	26,533
Diluted net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.88	$0.90

G. Debt

Debt consists of the following:

	March 31, 2013		December 31, 2012		March 31, 2012
	Carrying	Fair Value	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2	Value	Level 2
(In thousands)
5.5% Senior notes	$99,000	$99,581	$99,000	$100,485	$99,000	$100,733
5.875% Senior notes	100,000	109,969	100,000	106,250	100,000	104,375
0% Subordinated debentures	17,688	19,635	17,366	19,638	65,300	66,774
Total	$216,688	$229,185	$216,366	$226,373	$264,300	$271,882

5.5% Senior notes

On May 15, 2003, the Company issued 10-year, $100 million senior notes, of which $99 million was outstanding at March 31, 2013, December 31, 2012 and March 31, 2012.  The senior notes, due May 15, 2013, pay interest semi-annually at 5.5%.

5.875% Senior notes

On May 31, 2011, the Company issued 10-year, $100 million senior notes.  The notes mature on June 1, 2021 and bear interest at 5.875% per annum, payable semi-annually on June 1 and December 1 of each year and commenced on December 1, 2011.  Upon the occurrence of a change of control triggering event, as defined in the indenture, the Company would be required to offer to repurchase the notes at 101% of their principal amount.

Zero coupon Subordinated debentures due December 31, 2015

On December 31, 2010, the Company issued $86.4 million in par value of five year zero coupon subordinated debentures due December 31, 2015 (“Debentures”) to its shareholders of record on December 15, 2010 through the declaration of a special dividend of $3.20 per share.  The Debentures have a par value of $100 and are callable at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed.  During the three month periods ended March 31, 2013 and March 31, 2012, the Company repurchased 32 Debentures and 229 Debentures, respectively, having a face value of $3,200 and $22,900, respectively.  The redemptions were accounted for as extinguishments of debt and resulted in a loss of less than $1,000 and a loss of $1,000, respectively, which were included in net gain from investments on the condensed consolidated statements of income.  The debt is being accreted to its face value using the effective rate on the date of issuance of 7.45%.  At March 31, 2013, December 31, 2012 and March 31, 2012, the debt was recorded at its accreted value of $17.7 million, $17.4 million and $65.3 million, respectively.

The fair value of the Company’s debt, which is a Level 2 valuation, is estimated based on either quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  Inputs in these standard models include credit rating, maturity and interest rate.

On May 30, 2012, the Securities and Exchange Commission (“SEC”) declared effective the “shelf” registration statement filed by the Company.  The “shelf” provides the Company with the flexibility of issuing any combination of senior and subordinated debt securities, convertible securities and common and preferred securities up to a total amount of $500 million and replaced the existing shelf registration which was due to expire in July 2012.  As of March 31, 2013, $400 million is available on the shelf.

H. Stockholders’ Equity

Shares outstanding were 25.7 million on March 31, 2013 and December 31, 2012, and 26.6 million on March 31, 2012.

Dividends

	Payment	Record
	Date	Date	Amount

Three months ended March 31, 2013	March 26, 2013	March 12, 2013	$0.05
Three months ended March 31, 2012	March 27, 2012	March 13, 2012	$0.04

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

On January 3, 2012, the Company approved the granting of 105,300 RSA shares at a grant date fair value of $43.49 per share.  As of March 31, 2012, there were 375,000 RSA shares outstanding that were previously issued at an average weighted grant price of $45.14.  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee.  This expense, net of forfeitures, was recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  During the vesting period, dividends to RSA holders were being held for them until the RSA vesting dates and were forfeited if the grantee was no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, were charged to retained earnings on the declaration date.  During November 2012, the Board of Directors accelerated the lapsing of restrictions on all outstanding RSAs resulting in recognition of $10.1 million in stock compensation expense during 2012 that would have been recorded in 2013 through 2016.  There were no RSAs outstanding at either March 31, 2013 or December 31, 2012.

For the three months ended March 31, 2013 and March 31, 2012, we recognized stock-based compensation expense of $15,000 and $0.9 million, respectively.  Actual and projected stock-based compensation expense for RSA shares and options for the years ended December 31, 2012 through December 31, 2015 (based on awards currently issued or granted) is as follows ($ in thousands):

	2012	2013	2014	2015
Q1	$871	$15	$7	$1
Q2	869	15	3	-
Q3	875	15	3	-
Q4	10,968	15	3	-
Full Year	$13,583	$60	$16	$1

The total compensation cost related to non-vested options not yet recognized is approximately $62,000 as of March 31, 2013.  For the three months ended March 31, 2013, proceeds from the exercise of 2,623 stock options were $76,000 resulting in a tax benefit to GAMCO of $16,000.  There were no options exercised in the three month period ended March 31, 2012.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  On February 5, 2013, our Board of Directors authorized an incremental 500,000 shares to be added to the current buyback authorization.  For the three months ended March 31, 2013 and March 31, 2012, the Company repurchased 36,676 shares and 224,733 shares, respectively, at an average price per share of $53.57 and $44.35, respectively.  From the inception of the program through March 31, 2013, 8,520,041 shares have been repurchased at an average price of $41.70 per share.  At March 31, 2013, the total shares available under the program to be repurchased in the future were 614,767.

I. Goodwill and Identifiable Intangible Assets

At March 31, 2013, $3.5 million of goodwill is reflected within other assets on the condensed consolidated statements of financial condition with $3.3 million related to a 93%-owned subsidiary, Gabelli Securities, Inc. and $0.2 million related to G.distributors, LLC.  The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required.  There were no indicators of impairment for the three months ended March 31, 2013 or March 31, 2012, and as such there was no impairment analysis performed or charge recorded.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the condensed consolidated statements of financial condition at March 31, 2013, December 31, 2012 and March 31, 2012.  The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2014.  The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant.  There were no indicators of impairment for the three months ended March 31, 2013 or March 31, 2012, and as such there was no impairment analysis performed or charge recorded.

J.  Commitments and Contingencies

From time to time, the Company is named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  The Company cannot predict the ultimate outcome of such matters.  With respect to one such matter, a subsidiary of the Company has agreed in principle, subject to an acceptable settlement document, to resolve an outstanding matter with FINRA regarding lapses in the subsidiary’s supervision of certain registered representatives in their role as general partners of outside private partnerships.  The condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and, if material, makes the necessary disclosures.  Such amounts, both those that are probable and those that are reasonably possible, are not considered material to the Company’s financial condition, operations or cash flows.

The Company indemnifies the clearing brokers of G.research, Inc. (formerly known as Gabelli & Company, Inc.), our broker-dealer subsidiary, for losses they may sustain from the customer accounts that trade on margin introduced by it.  At March 31, 2013, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements and believes the likelihood of a claim being made is remote.  The Company’s estimate of the value of such agreements is de minimis, and therefore an accrual has not been made on the condensed consolidated financial statements.

K. Shareholder-Designated Contribution Plan

During the first quarter of 2013, the Company recorded a charge of $5.0 million, or $0.11 per diluted share, net of management fee and tax benefit, related to a newly adopted Shareholder Designated Charitable Contribution program.  Under the program, each shareholder will be eligible to designate charities to which the company will make a donation based upon the actual number of shares registered in the shareholder’s name.  Shares held in nominee or street name are not eligible to participate.  The Board of Directors will determine, annually, amounts to be contributed per registered share.  The Board approved an initial contribution for 2013 of $0.25 per registered share. If all shareholders participate, register their shares, and respond on a timely basis, the total charge to earnings would increase to $6.4 million.  The Company recorded the charge, which is included in accrued expenses and other liabilities in the condensed consolidated statements of financial condition, based on the current number of registered shares.

L. Subsequent Events

From April 1, 2013 to May 7, 2013, the Company repurchased 10,747 shares at $48.35 per share.

On May 7, 2013, the Board of Directors declared a regular quarterly dividend of $0.05 per share to all of its shareholders, payable on June 25, 2013 to shareholders of record on June 11, 2013.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Overview

GAMCO through the Gabelli brand, well known for its Private Market Value (PMV) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to mutual funds, institutional and high net worth investors, and investment partnerships, principally in the United States.  Through G.research, Inc. (formerly Gabelli & Company, Inc.) (“G.research”), we provide institutional research and brokerage services to institutional clients and investment partnerships.  Through G.distributors, LLC (“G.distributors”), we provide mutual fund distribution.  We generally manage assets on a fully discretionary basis and invest in a variety of U.S. and international securities through various investment styles.  Our revenues are based primarily on the Company’s levels of assets under management and fees associated with our various investment products.

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

We conduct our investment advisory business principally through the following subsidiaries: GAMCO Asset Management Inc. (Institutional and High Net Worth), Gabelli Funds, LLC (Mutual Funds) and Gabelli Securities, Inc. (Investment Partnerships).  We also act as an underwriter and provide institutional research through G.research, one of our broker-dealer subsidiaries.  The distribution of our open-end funds is conducted through G.distributors, our other broker-dealer subsidiary.

Assets under management (“AUM”) were a record $40.1 billion as of March 31, 2013, an increase of 10.1% from AUM of $36.4 billion at December 31, 2012 and up 9.3% from the March 31, 2012 AUM of $36.7 billion.  The first quarter 2013 AUM rose $3.7 billion and consisted of market appreciation of $3.3 billion, net cash inflows of $498 million and recurring distributions, net of reinvestments, from open-end and closed-end funds of $145 million.  Average total AUM was $38.4 billion in the 2013 quarter versus $35.9 billion in the prior year period, an increase of 7.0%.  Average AUM in our open-end equity funds, a key driver to our investment advisory fees, was $13.2 billion in the first quarter of 2013, rising 3.1% from the 2012 quarter average AUM of $12.8 billion.

In addition to management fees, we earn incentive fees for certain institutional client assets, certain assets attributable to preferred issues of our closed-end funds and to our GDL Fund (NYSE: GDL) and investment partnership assets.  As of March 31, 2013, assets with incentive based fees were $3.8 billion, 2.7% higher than the $3.7 billion on December 31, 2012 and unchanged from the $3.8 billion on March 31, 2012.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 1st Quarter 2013
				Fund
		Market		distributions,
	December 31,	appreciation/	Net cash	net of	March 31,
	2012	(depreciation)	flows	reinvestments	2013
Equities:
Open-end Funds	$12,502	$1,140	$202	$(31)	$13,813
Closed-end Funds	6,288	381	2	(114)	6,557
Institutional & PWM - direct	12,030	1,485	175	-	13,690
Institutional & PWM - sub-advisory	2,924	316	59	-	3,299
Investment Partnerships	801	8	(13)	-	796
SICAV (a)	119	2	(8)	-	113
Total Equities	34,664	3,332	417	(145)	38,268
Fixed Income:
Money-Market Fund	1,681	-	77	-	1,758
Institutional & PWM	60	-	4	-	64
Total Fixed Income	1,741	-	81	-	1,822
Total Assets Under Management	$36,405	$3,332	$498	$(145)	$40,090

Table II: Assets Under Management
	March 31,	March 31,	%
	2012	2013	Inc.(Dec.)
Equities:
Open-end Funds	$12,996	$13,813	6.3%
Closed-end Funds	6,067	6,557	8.1
Institutional & PWM - direct	12,031	13,690	13.8
Institutional & PWM - sub-advisory	2,924	3,299	12.8
Investment Partnerships	594	796	34.0
SICAV (a)	118	113	(4.2)
Total Equities	34,730	38,268	10.2
Fixed Income:
Money-Market Fund	1,922	1,758	(8.5)
Institutional & PWM	26	64	146.2
Total Fixed Income	1,948	1,822	(6.5)
Total Assets Under Management	$36,678	$40,090	9.3%

Table III: Assets Under Management by Quarter
						% Increase/
						(decrease) from
	3/12	6/12	9/12	12/12	3/13	3/12	12/12
Equities:
Open-end Funds	$12,996	$12,496	$12,758	$12,502	$13,813	6.3%	10.5%
Closed-end Funds	6,067	5,860	6,365	6,288	6,557	8.1	4.3
Institutional & PWM - direct	12,031	11,655	12,189	12,030	13,690	13.8	13.8
Institutional & PWM - sub-advisory	2,924	2,788	2,912	2,924	3,299	12.8	12.8
Investment Partnerships	594	781	785	801	796	34.0	(0.6)
SICAV (a)	118	126	121	119	113	(4.2)	(5.0)
Total Equities	34,730	33,706	35,130	34,664	38,268	10.2	10.4
Fixed Income:
Money-Market Fund	1,922	1,893	1,752	1,681	1,758	(8.5)	4.6
Institutional & PWM	26	63	63	60	64	146.2	6.7
Total Fixed Income	1,948	1,956	1,815	1,741	1,822	(6.5)	4.7
Total Assets Under Management	$36,678	$35,662	$36,945	$36,405	$40,090	9.3%	10.1%

(a) Includes $102 million, $101 million, $102 million, $104 million and $99 million of proprietary seed capital at March 31, 2012, June 30, 2012,
September 30, 2012, December 31, 2012 and March 31, 2013, respectively.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared To Three Months Ended March 31, 2012

(Unaudited; in thousands, except per share data)
	2013	2012
Revenues
Investment advisory and incentive fees	$72,607	$67,783
Distribution fees and other income	11,353	11,623
Institutional research services	2,221	2,343
Total revenues	86,181	81,749
Expenses
Compensation	35,652	34,554
Management fee	3,980	4,184
Distribution costs	11,010	10,177
Other operating expenses	4,812	5,822
Total expenses	55,454	54,737
Operating income	30,727	27,012
Other income (expense)
Net gain from investments	12,291	13,878
Interest and dividend income	1,345	1,236
Interest expense	(3,488)	(4,404)
Shareholder-designated contribution	(5,000)	-
Total other income, net	5,148	10,710
Income before income taxes	35,875	37,722
Income tax provision	13,195	13,756
Net income	22,680	23,966
Net income attributable to noncontrolling interests	135	130
Net income attributable to GAMCO Investors, Inc.'s shareholders	$22,545	$23,836

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.88	$0.90
Diluted	$0.88	$0.90

Overview

Net income attributable to shareholders of GAMCO Investors, Inc. for the quarter was $22.5 million or $0.88 per fully diluted share versus $23.8 million or $0.90 per fully diluted share in the prior year’s quarter.   Included in the 2013 results is a $5.0 million charge, or $0.11 per diluted share, net of management fee and tax benefit, for our recently adopted shareholder designated charitable contribution program.  Excluding this charge earnings for the quarter rose 7% to $25.4 million or $0.99 per diluted share.  The quarter to quarter comparison, excluding this charge, was positively impacted by higher revenues, improved operating margins and lower interest expense partially offset by lower income from our proprietary investments.

Revenues

Investment advisory and incentive fees for the first quarter 2013 were $72.6 million, 7.1% above the 2012 comparative figure of $67.8 million.  Open-end mutual fund revenues increased by 1.6% to $32.0 million from $31.5 million in first quarter 2012 driven by a 3.0% increase in average open-end equity AUM.  Our closed-end fund revenues rose 10.6% to $13.6 million in the first quarter 2013 from $12.3 million in 2012 due to a 10.9% increase in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, increased $2.9 million, or 14.4%, to $23.0 million from $20.1 million in first quarter 2013.  Incentive fees were largely flat quarter to quarter at $2.4 million in the 2013 quarter versus $2.5 million in the prior year period.  Investment partnership revenues were $1.5 million, an increase of 15.4% from $1.3 million in first quarter 2012 due to an increase in average AUM resulting from net inflows.

Open-end fund distribution fees and other income were $11.4 million for the first quarter 2013, a decrease of $0.2 million or 1.7% from $11.6 million in the prior year period, primarily due to a decreased level of sales of load shares of mutual funds, partially offset by higher quarterly average AUM in open-end equity mutual funds that generate distribution fees.

Our institutional research revenues were $2.2 million in the first quarter 2013 versus $2.3 million in the prior year period.

Expenses

Compensation costs, which are largely variable, were $35.7 million or 3.2% higher than prior year compensation costs of $34.6 million.  The quarter over quarter increase was comprised of variable compensation of $1.4 million related to the increased levels of AUM and $0.6 million in fixed compensation partially offset by $0.9 million decrease in amortization expense for RSAs issued in prior years.

Management fee expense, which is wholly variable and based on pretax income, decreased to $4.0 million in the first quarter of 2013 from $4.2 million in the 2012 period.

Distribution costs were $11.0 million, an increase of $0.8 million or 7.8% from $10.2 million in the prior year’s period.  This increase in distribution costs was mostly due to an increase in payments to third-party distributors of $1.7 million partially offset by lower amortization of upfront commissions paid to third-party distributors of $0.7 million and a reduction in expense reimbursements to our open-end mutual funds of $0.3 million.

Other operating expenses were $4.8 million in the first quarter of 2013, a decrease of $1.0 million, or 17.2%, from $5.8 million in the first quarter of 2012.  The decrease was the result of reimbursements from insurance carriers for legal fees previously incurred and expensed.

Operating income for the first quarter of 2013 was $30.7 million, an increase of $3.7 million, or 13.7%, from the first quarter 2012’s $27.0 million.  Operating income, as a percentage of revenues, was 35.7% in the 2013 quarter as compared to 33.0% in the 2012 quarter.

Other

Total other income, net of interest expense, was $5.1 million for the first quarter 2013 versus $10.7 million in the prior year’s quarter.  Realized and unrealized gains in our trading portfolio were $12.3 million in the 2013 quarter, $1.6 million lower than the $13.9 million reported in the 2012 quarter.  Interest and dividend income was higher by $0.1 million.  Interest expense decreased by $0.9 million to $3.5 million in the first quarter of 2013 from $4.4 million in first quarter of 2012 due to a decrease in total average debt outstanding.  During the third quarter of 2012, we reduced our overall debt through the repurchase of $64.1 million (face value) five year zero coupon subordinated debentures due 2015 (“Debentures”).   The 2013 quarter includes a $5.0 million charge related to the newly established Shareholder-designated charitable contribution program in which registered shareholders have the opportunity to participate in determining which charities will receive company contributions.

The effective tax rate for the three months ended March 31, 2013 was 36.8% as compared to the prior year period’s effective rate of 36.5%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments, securities held for investment purposes, investments in mutual funds and investment partnerships.  Cash and cash equivalents are comprised primarily of 100% U.S. Treasury money market funds managed by GAMCO.  Although investments in partnerships and offshore funds are subject to restrictions on the timing of distributions, the underlying investments of such partnerships or funds are, for the most part, liquid, and the valuations of these products reflect that underlying liquidity.

Summary cash flow data is as follows:

	Three months ended
	March 31,
	2013	2012
Cash flows provided by (used in):	(in thousands)
Operating activities	$81,032	$47,611
Investing activities	5,950	1,092
Financing activities	(4,255)	(404)
Effect of exchange rates on cash and cash equivalents	18	(9)
Net increase	82,745	48,290
Cash and cash equivalents at beginning of period	190,608	276,340
Cash and cash equivalents at end of period	$273,353	$324,630

Cash and liquidity requirements have historically been met through cash generated by operating income and our borrowing capacity.  We filed a shelf registration with the SEC in 2012 which, among other things, provides us opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $500 million.  The shelf has $400 million which remains available through May 30, 2015.

At March 31, 2013, we had total cash and cash equivalents of $273.4 million, an increase of $82.7 million from December 31, 2012.  Cash and cash equivalents of $0.9 million and investments in securities of $14.7 million held by consolidated investment partnerships and offshore funds may not be readily available for the Company to access.  Total debt outstanding at March 31, 2013 was $216.7 million, consisting of $17.7 million in Debentures, with a face value of $21.7 million, $100 million of 5.875% senior notes due 2021 and $99 million of 5.5% senior notes due 2013.  We expect to fund the maturity of the 5.5% senior notes due May 15, 2013 from available cash balances.

For the three months ended March 31, 2013, cash provided by operating activities was $81.0 million, an increase of $33.4 million from cash provided in the prior year period of $47.6 million.  Cash was provided through a decrease in contributions to partnerships of $19.8 million, a $14.5 million decrease in receivable from brokers, a $13.0 million increase in compensation payable, a $7.8 million decrease in investment advisory fees receivable, a $8.1 million decrease in trading investments and $2.3 million from other sources.  Reducing cash was a $19.9 million decrease in distributions from partnerships, a $10.9 million decrease in payable to brokers and a $1.3 million decrease in net income.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $6.0 million in the first three months of 2013.  Cash used in financing activities in the first three months of 2013 was $4.3 million, including $1.3 million paid in dividends, $2.0 million paid for the purchase of treasury stock and $1.1 million in net redemptions from redeemable noncontrolling interests less $0.1 million in proceeds from exercise of stock options.

For the three months ended March 31, 2012, cash provided by operating activities was $47.6 million.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $1.1 million in the first three months of 2012.  Cash used in financing activities in the first three months of 2012 was $0.4 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

We have two broker-dealers, G.research and G.distributors, which are subject to certain net capital requirements.  Both broker-dealers compute their net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for each broker-dealer at March 31, 2013.  At March 31, 2013, G.research had net capital, as defined, of approximately $6.8 million, exceeding the regulatory requirement by approximately $6.6 million, and G.distributors had net capital, as defined, of approximately $4.2 million, exceeding the regulatory requirement by approximately $4.0 million.  Net capital requirements for our affiliated broker-dealers may increase in accordance with rules and regulations to the extent they engage in other business activities.

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

Equity Price Risk

The Company earns substantially all of its revenue as advisory and distribution fees from our affiliated open-end and closed-end funds, Institutional and Private Wealth Management assets, and Investment Partnership assets.  Such fees represent a percentage of AUM, and the majority of these assets are in equity investments.  Accordingly, since revenues are proportionate to the value of those investments, a substantial increase or decrease in equity markets overall will have a corresponding effect on the Company's revenues.

With respect to our proprietary investment activities, included in investments in securities of $229.3 million and investments in sponsored registered investment companies of $64.3 million at March 31, 2013 were investments in United States Treasury Bills and Notes of $50.0 million, mutual funds and closed-end funds, largely invested in equity products, of $67.7 million, a selection of common and preferred stocks totaling $174.7 million, and other investments of approximately $1.2 million.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $174.7 million invested in common and preferred stocks at March 31, 2013, $35.2 million represented our investment in Westwood Holdings Group Inc., and $38.5 million was invested by the Company in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Risk arbitrage generally involves announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At March 31, 2013, the fair value of securities sold, not yet purchased was $6.4 million.  Investments in partnerships totaled $94.3 million at March 31, 2013, $47.1 million of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of March 31, 2013 and December 31, 2012.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At March 31, 2013:
Equity price sensitive investments, at fair value	$295,870	$266,283	$325,457
At December 31, 2012:
Equity price sensitive investments, at fair value	$273,271	$245,944	$300,598

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on March 31, 2013 cash and cash equivalent balance of $273.4 million, a 1% increase in interest rates would increase our interest income by $2.7 million annually.  Given that our current return on these cash equivalent investments is approximately 0.02% annually, an analysis of a 1% decrease is not meaningful.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.  See Note A and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in GAMCO’s 2012 Annual Report on Form 10-K filed with the SEC on March 8, 2013 for details on Significant Accounting Policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, GAMCO is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At March 31, 2013, we had equity investments, including mutual funds largely invested in equity products, of $293.6 million.  Investments in mutual funds and closed-end funds, $67.7 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships totaled $94.3 million, of which $47.1 million were invested in partnerships which invest in risk arbitrage.  Risk arbitrage is primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes are recorded as net gain from investments in the condensed consolidated statements of income while the available for sale portfolio changes are recorded in other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Co-Chief Accounting Officers (“CAOs”), to allow timely decisions regarding required disclosure.  Our CEO, CFO, and CAOs participated in this evaluation and concluded that, as of the date of March 31, 2013, our disclosure controls and procedures were effective.

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

From time to time, the Company is named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  The Company cannot predict the ultimate outcome of such matters.  With respect to one such matter, a subsidiary of the Company has agreed in principle, subject to an acceptable settlement document, to resolve an outstanding matter with FINRA regarding lapses in the subsidiary’s supervision of certain registered representatives in their role as general partners of outside private partnerships.  The condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and, if material, makes the necessary disclosures.  Such amounts, both those that are probable and those that are reasonably possible, are not considered material to the Company’s financial condition, operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended March 31, 2013:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
1/01/13 - 1/31/13	-	$-	-	152,443
2/01/13 - 2/28/13	772	56.71	772	651,671
3/01/13 - 3/31/13	35,904	53.50	35,904	615,767
Totals	36,676	$53.57	36,676

The Board of Directors increased the buyback authorization by 500,000 shares on February 5, 2013.  Our stock repurchase programs are not subject to expiration dates.

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

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer	Title: Co-Chief Accounting Officer

Date: May 7, 2013	Date: May 7, 2013