Form 10-Q
period 2013-06-30
GAMCO INVESTORS, INC. ET AL
filed 2013-08-08
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or
☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.
Class	Outstanding at July 31, 2013
Class A Common Stock, .001 par value	6,145,806
Class B Common Stock, .001 par value	19,484,174

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended June 30, 2013 and 2012
- Six months ended June 30, 2013 and 2012

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended June 30, 2013 and 2012
- Six months ended June 30, 2013 and 2012

Condensed Consolidated Statements of Financial Condition:
- June 30, 2013
- December 31, 2012
- June 30, 2012

Condensed Consolidated Statements of Equity:
- Six months ended June 30, 2013 and 2012

Condensed Consolidated Statements of Cash Flows:
- Six months ended June 30, 2013 and 2012

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Included in Item 2)

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Investment advisory and incentive fees	$77,443	$67,210	$150,050	$134,993
Distribution fees and other income	12,522	11,006	23,875	22,629
Institutional research services	2,325	2,808	4,546	5,151
Total revenues	92,290	81,024	178,471	162,773
Expenses
Compensation	37,759	32,921	73,411	67,475
Management fee	4,846	2,615	8,826	6,799
Distribution costs	11,871	10,012	22,881	20,189
Other operating expenses	6,030	5,109	10,842	10,931
Total expenses	60,506	50,657	115,960	105,394

Operating income	31,784	30,367	62,511	57,379
Other income (expense)
Net gain/(loss) from investments	12,141	(4,171)	24,432	9,707
Interest and dividend income	2,507	1,782	3,852	3,018
Interest expense	(2,796)	(4,429)	(6,284)	(8,833)
Shareholder-designated contribution	-	-	(5,000)	-
Total other income (expense), net	11,852	(6,818)	17,000	3,892
Income before income taxes	43,636	23,549	79,511	61,271
Income tax provision	15,724	8,686	28,919	22,442
Net income	27,912	14,863	50,592	38,829
Net income/(loss) attributable to noncontrolling interests	19	(242)	154	(112)
Net income attributable to GAMCO Investors, Inc.'s shareholders	$27,893	$15,105	$50,438	$38,941

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.09	$0.58	$1.96	$1.48

Diluted	$1.09	$0.57	$1.96	$1.47

Weighted average shares outstanding:
Basic	25,679	26,258	25,710	26,338

Diluted	25,689	26,426	25,723	26,501

Dividends declared:	$0.05	$0.29	$0.10	$0.33

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$27,912	$14,863	$50,592	$38,829
Other comprehensive income, net of tax:
Foreign currency translation	1	22	(48)	5
Net unrealized gains/(losses) on securities available for sale (a)	(6,900)	(2,579)	(860)	878
Other comprehensive income	(6,899)	(2,557)	(908)	883

Comprehensive income	21,013	12,306	49,684	39,712
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(19)	242	(154)	112

Comprehensive income attributable to GAMCO Investors, Inc.	$20,994	$12,548	$49,530	$39,824

(a) Net of income tax (benefit) /  expense of ($4,052), ($1,516), ($505) and $515, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	June 30,	December 31,	June 30,
	2013	2012	2012
ASSETS
Cash and cash equivalents	$222,776	$190,608	$324,440
Investments in securities	220,440	218,843	249,630
Investments in sponsored registered investment companies	52,341	61,872	59,561
Investments in partnerships	94,535	97,549	102,119
Receivable from brokers	39,669	50,655	41,513
Investment advisory fees receivable	28,240	42,429	26,026
Income tax receivable	413	1,018	402
Other assets	25,087	27,759	23,039
Total assets	$683,501	$690,733	$826,730

LIABILITIES AND EQUITY
Payable to brokers	$14,986	$14,346	$20,113
Income taxes payable and deferred tax liabilities	27,864	25,398	12,846
Capital lease obligation	4,877	4,949	5,013
Compensation payable	59,643	10,535	28,985
Securities sold, not yet purchased	7,598	3,136	7,010
Mandatorily redeemable noncontrolling interests	1,322	1,342	1,352
Accrued expenses and other liabilities	31,971	26,365	29,641
Sub-total	148,261	86,071	104,960

5.5% Senior notes (repaid May 15, 2013)	-	99,000	99,000
5.875% Senior notes (due June 1, 2021)	100,000	100,000	100,000
Zero coupon subordinated debentures, Face value: $20.5 million at June 30, 2013, $21.7
million at December 31, 2012 and $86.3 million at June 30, 2012 (due December 31, 2015)	17,028	17,366	66,598
Total liabilities	265,289	302,437	370,558

Redeemable noncontrolling interests	7,021	17,362	26,162
Commitments and contingencies (Note J)
Equity
GAMCO Investors, Inc. stockholders' equity
Preferred stock, $.001 par value; 10,000,000 shares authorized;
none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
14,295,769, 14,203,146 and 13,781,213 issued, respectively; 6,095,806,
6,121,585 and 6,609,863 outstanding, respectively	13	13	13
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 19,534,174, 19,624,174 and 20,020,730 shares
outstanding, respectively	20	20	20
Additional paid-in capital	280,210	280,089	266,231
Retained earnings	456,163	408,295	439,292
Accumulated other comprehensive income	25,392	26,300	23,403
Treasury stock, at cost (8,199,963, 8,081,561 and 7,171,350 shares, respectively)	(353,385)	(347,109)	(302,300)
Total GAMCO Investors, Inc. stockholders' equity	408,413	367,608	426,659
Noncontrolling interests	2,778	3,326	3,351
Total equity	411,191	370,934	430,010

Total liabilities and equity	$683,501	$690,733	$826,730

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the six months ended June 30, 2013

		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2012	$3,326	$33	$280,089	$408,295	$26,300	$(347,109)	$370,934	$17,362
Redemptions of
noncontrolling interests	(524)	-	-	-	-	-	(524)	(13,394)
Contributions from
noncontrolling
interests	-	-	-	-	-	-	-	2,875
Net income (loss)	(24)	-	-	50,438	-	-	50,414	178
Net unrealized gains on
securities available for sale,
net of income tax ($3,477)	-	-	-	-	5,921	-	5,921	-
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax benefit ($3,982)	-	-	-	-	(6,781)	-	(6,781)	-
Foreign currency translation	-	-	-	-	(48)	-	(48)	-
Dividends declared ($0.10 per
share)	-	-	-	(2,570)	-	-	(2,570)	-
Stock based compensation
expense	-	-	29	-	-	-	29	-
Exercise of stock options
including tax benefit	-	-	92	-	-	-	92	-
Purchase of treasury stock	-	-	-	-	-	(6,276)	(6,276)	-
Balance at June 30, 2013	$2,778	$33	$280,210	$456,163	$25,392	$(353,385)	$411,191	$7,021

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the six months ended June 30, 2012

		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2011	$3,439	$33	$264,409	$409,191	$22,520	$(292,181)	$407,411	$6,071
Redemptions of noncontrolling
interests	-	-	-	-	-	-	-	(393)
Contributions from
noncontrolling
interests	-	-	-	-	-	-	-	20,508
Net income (loss)	(88)	-	-	38,941	-	-	38,853	(24)
Net unrealized gains on
securities available for sale,
net of income tax ($515)	-	-	-	-	878	-	878	-
Foreign currency translation	-	-	-	-	5	-	5	-
Dividends declared ($0.33 per
share)	-	-	-	(8,840)	-	-	(8,840)	-
Stock based compensation
expense	-	-	1,740	-	-	-	1,740	-
Exercise of stock options
including tax benefit	-	-	82	-	-	-	82	-
Purchase of treasury stock	-	-	-	-	-	(10,119)	(10,119)	-
Balance at June 30, 2012	$3,351	$33	$266,231	$439,292	$23,403	$(302,300)	$430,010	$26,162

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating activities
Net income	$50,592	$38,829
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net gains/(losses) from partnerships	1,418	(2,651)
Depreciation and amortization	406	359
Stock based compensation expense	29	1,740
Deferred income taxes	1,421	1,434
Tax benefit from exercise of stock options	16	24
Foreign currency translation gain/(loss)	(48)	5
Other-than-temporary loss on available for sale securities	14	20
Fair value of donated securities	277	181
Gains on sales of available for sale securities	(10,446)	(408)
Accretion of zero coupon debentures	645	2,497
Loss on extinguishment of debt	137	1
(Increase) decrease in assets:
Investments in trading securities	2,538	(10,137)
Investments in partnerships:
Contributions to partnerships	(8,221)	(25,743)
Distributions from partnerships	9,818	27,168
Receivable from brokers	10,986	(20,601)
Investment advisory fees receivable	14,189	6,131
Income tax receivable and deferred tax assets	605	(362)
Other assets	2,246	5,466
Increase (decrease) in liabilities:
Payable to brokers	640	9,343
Income taxes payable and deferred tax liabilities	1,551	(4,401)
Compensation payable	49,108	11,289
Mandatorily redeemable noncontrolling interests	(20)	(34)
Accrued expenses and other liabilities	5,530	4,988
Total adjustments	82,839	6,309
Net cash provided by operating activities	$133,431	$45,138

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Six Months Ended
	June 30,
	2013	2012
Investing activities
Purchases of available for sale securities	$(3,953)	$(8)
Proceeds from sales of available for sale securities	21,978	780
Return of capital on available for sale securities	625	842
Net cash provided by investing activities	18,650	1,614

Financing activities
Contributions from redeemable noncontrolling interests	2,875	20,508
Redemptions of redeemable noncontrolling interests	(13,394)	(393)
Redemption of 5.5% Senior Notes	(99,000)	-
Redemptions of noncontrolling interests	(524)	-
Proceeds from exercise of stock options	76	58
Repurchase of zero coupon subordinated debentures	(1,119)	(18)
Dividends paid	(2,570)	(8,685)
Purchase of treasury stock	(6,275)	(10,119)
Net cash (used in) provided by financing activities	(119,931)	1,351
Effect of exchange rates on cash and cash equivalents	18	(3)
Net increase in cash and cash equivalents	32,168	48,100
Cash and cash equivalents at beginning of period	190,608	276,340
Cash and cash equivalents at end of period	$222,776	$324,440
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,262	$4,979
Cash paid for taxes	$25,165	$25,479

Non-cash activity:
- For the six months ended June 30, 2013 and June 30, 2012, the Company accrued dividends on restricted stock awards of $0 and $106, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

A.  Significant Accounting Policies

Basis of Presentation

Unless we have indicated otherwise, or the context otherwise requires, references in this report to "GAMCO Investors, Inc.," "GAMCO," "the Company," "GBL," "we," "us" and "our" or similar terms are to GAMCO Investors, Inc., its predecessors and its subsidiaries.

The unaudited interim condensed consolidated financial statements of GAMCO included herein have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP in the United States for complete financial statements.  In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of GAMCO for the interim periods presented and are not necessarily indicative of a full year's results.

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

Recent Accounting Developments

In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance which creates new disclosure requirements about the nature of an entity's right of offset and related arrangements associated with its financial instruments and derivative instruments.  In January 2013, the FASB issued guidance which clarifies the scope of the disclosure requirements.  The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards. The Company adopted this guidance on January 1, 2013 and now presents the disclosures required by this guidance in Note B.

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

In February 2013, the FASB issued guidance which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI").  The guidance is intended to help entities improve the transparency of changes in other comprehensive income ("OCI") and items reclassified out of AOCI in their financial statements.  It does not amend any existing requirements for reporting net income or OCI in the financial statements.  The guidance requires entities to disclose additional information about reclassification adjustments, including changes in AOCI balances by component and significant items reclassified out of AOCI.  The guidance requires an entity to present information about significant items reclassified out of AOCI by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements.  The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The Company adopted this guidance on January 1, 2013 and now presents the disclosures required by this guidance in Note B.

B.  Investment in Securities

Investments in securities at June 30, 2013, December 31, 2012 and June 30, 2012 consisted of the following:

	June 30, 2013		December 31, 2012		June 30, 2012
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$27,986	$27,996	$42,973	$42,989	$50,119	$50,139
Common stocks	137,600	155,088	125,697	138,478	154,470	162,883
Mutual funds	1,074	1,675	1,072	1,484	1,086	1,406
Other investments	470	719	328	630	323	374
Total trading securities	167,130	185,478	170,070	183,581	205,998	214,802

Available for sale securities:
Common stocks	14,077	33,478	14,822	33,560	15,934	32,815
Mutual funds	843	1,484	1,105	1,702	1,361	2,013
Total available for sale securities	14,920	34,962	15,927	35,262	17,295	34,828

Total investments in securities	$182,050	$220,440	$185,997	$218,843	$223,293	$249,630

Securities sold, not yet purchased at June 30, 2013, December 31, 2012 and June 30, 2012 consisted of the following:

	June 30, 2013		December 31, 2012		June 30, 2012
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Trading securities:	(In thousands)
Common stocks	$7,668	$7,381	$2,593	$2,867	$6,194	$6,687
Other investments	71	217	184	269	12	323
Total securities sold, not yet purchased	$7,739	$7,598	$2,777	$3,136	$6,206	$7,010

Investments in sponsored registered investment companies at June 30, 2013, December 31, 2012 and June 30, 2012 consisted of the following:

	June 30, 2013		December 31, 2012		June 30, 2012
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Mutual funds	$19	$11	$19	$20	$19	$19
Total trading securities	19	11	19	20	19	19

Available for sale securities:
Closed-end funds	28,435	49,162	35,868	58,511	36,266	56,171
Mutual funds	2,040	3,168	2,055	3,341	2,198	3,371
Total available for sale securities	30,475	52,330	37,923	61,852	38,464	59,542

Total investments in sponsored
registered investment companies	$30,494	$52,341	$37,942	$61,872	$38,483	$59,561

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

The following table identifies all reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2013  (in thousands):

Amount		Affected Line Item in	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Three months ended	Six months ended
June 30, 2013	June 30, 2013

$9,849	$10,446	Net gain from investments	Realized gain / (loss) on sale of securities
181	331	Other operating expenses	Donation of AFS securities
(14)	(14)	Net gain from investments	Other than temporary impairment of AFS securities
10,016	10,763	Income before income taxes
(3,706)	(3,982)	Income tax provision
$6,310	$6,781	Net income

The Company recognizes all derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments.  For the three months ended June 30, 2013 and 2012, the Company had transactions in equity derivatives which resulted in net losses of ($1,000) and net gains of $15,000, respectively.  For the six months ended June 30, 2013 and 2012, the Company had transactions in equity derivatives which resulted in net gains of $280,000 and net losses of ($14,000), respectively.  At June 30, 2013, December 31, 2012 and June 30, 2012, we held derivative contracts on 1.5 million equity shares, 1.2 million equity shares and 4.7 million equity shares, respectively, with a fair value of $122,000, ($121,000) and ($72,000), respectively; that are included in investments in securities in the condensed consolidated statements of financial condition.  These transactions are not designated as hedges for accounting purposes, and therefore changes in fair values of these derivatives are included in net gain/(loss) from investments in the condensed consolidated statements of income.

The Company is a party to enforceable master netting arrangements for swaps entered into as part of the investment strategy of the Company's proprietary portfolio. They are typically not used as hedging instruments. These swaps, while settled on a net basis with the counterparties, major U.S. financial institutions, are shown gross in assets and liabilities on the condensed consolidated statements of financial position. The swaps have a firm contract end date and are closed out and settled when each contract expires.

				Gross Amounts Not Offset in the
				Statements of Financial Position
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Assets Presented
	Recognized	Statements of	in the Statements	Financial	Cash Collateral
	Assets	Financial Position	of Financial Position	Instruments	Pledged	Net Amount
Swaps:	(in thousands)
June 30, 2013	$237	$-	$237	$(177)	$-	$60
December 31, 2012	148	-	148	(132)	-	16
June 30, 2012	$942	$-	$942	$(942)	$-	$-

				Gross Amounts Not Offset in the
				Statements of Financial Position
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Liabilities Presented
	Recognized	Statements of	in the Statements	Financial	Cash Collateral
	Liabilities	Financial Position	of Financial Position	Instruments	Pledged	Net Amount
Swaps:	(in thousands)
June 30, 2013	$177	$-	$177	$(177)	$-	$-
December 31, 2012	132	-	132	(132)	-	-
June 30, 2012	$1,014	$-	$1,014	$(942)	$-	$72

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of June 30, 2013, December 31, 2012 and June 30, 2012:

	June 30, 2013
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$14,077	$19,401	$-	$33,478
Closed-end Funds	28,435	20,773	(46)	49,162
Mutual funds	2,883	1,850	(81)	4,652
Total available for sale securities	$45,395	$42,024	$(127)	$87,292

	December 31, 2012
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$14,822	$18,738	$-	$33,560
Closed-end Funds	35,868	22,645	(2)	58,511
Mutual funds	3,160	1,883	-	5,043
Total available for sale securities	$53,850	$43,266	$(2)	$97,114

	June 30, 2012
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$15,934	$16,881	$-	$32,815
Closed-end Funds	36,266	19,905	-	56,171
Mutual funds	3,559	1,825	-	5,384
Total available for sale securities	$55,759	$38,611	$-	$94,370

Unrealized changes in fair value, net of taxes, for the three months ended June 30, 2013 and June 30, 2012 of ($6.9) million in losses and ($2.6) million in losses, respectively, have been included in other comprehensive income, a component of equity, at June 30, 2013 and June 30, 2012.  Return of capital on available for sale securities was $14,000 and $0.3 million for the three months ended June 30, 2013 and June 30, 2012, respectively.  Proceeds from sales of investments available for sale were approximately $16.6 million and $0.3 million for the three months ended June 30, 2013 and June 30, 2012, respectively.  For the three months ended June 30, 2013 and June 30, 2012, gross gains on the sale of investments available for sale amounted to $9.8 million and $0.1 million, respectively, and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the three months ended June 30, 2013 or June 30, 2012.  Unrealized changes in fair value, net of taxes, for the six months ended June 30, 2013 and June 30, 2012 of ($0.9) million in losses and $0.9 million in gains, respectively, have been included in other comprehensive income, a component of equity, at June 30, 2013 and June 30, 2012.  Return of capital on available for sale securities was $0.6 million and $0.8 million for the six months ended June 30, 2013 and June 30, 2012, respectively.  Proceeds from sales of investments available for sale were approximately $22.0 million and $0.8 million for the six months ended June 30, 2013 and June 30, 2012, respectively.  For the six months ended June 30, 2013 and June 30, 2012, gross gains on the sale of investments available for sale amounted to $10.4 million and $0.4 million, respectively, and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the six months ended June 30, 2013 or June 30, 2012.  The basis on which the cost of a security sold is determined is specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	June 30, 2013			December 31, 2012			June 30, 2012
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Cosed-end funds	$1,449	$(46)	$1,403	$73	$(2)	$71	$-	$-	$-
Mutual Funds	365	(72)	293	-	-	-	-	-	-
Total	$1,814	$(118)	$1,696	$73	$(2)	$71	$-	$-	$-

At June 30, 2013, there were four holdings in loss positions which were not deemed to be other than temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at June 30, 2013 were open and closed-end funds with diversified holdings across multiple companies and across multiple industries.  All holdings were impaired for one month at June 30, 2013.  The value of these holdings at June 30, 2013 was $1.7 million.  If these holdings were to continue to be impaired, we may need to record an impairment in a future period on the condensed consolidated statement of income for the amount of the unrealized loss, which at June 30, 2013 was $118,000.

At December 31, 2012 there was one holding in a loss position which was not deemed to be other-than-temporarily impaired due to the length of time that it had been in a loss position and because it passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In this specific instance, the investment at December 31, 2012 was a closed-end fund with diversified holdings across multiple companies and across multiple industries.  The one holding was impaired for one month at December 31, 2012 . The value of this holding at December 31, 2012 was $0.1 million.

At June 30, 2012, there were no available for sale holdings in loss positions.

For the three and six months ended June 30, 2013 there was $14,000 of losses on available for sale securities deemed to be other than temporary.  For the three and six months ended June 30, 2012, there was $20,000 of losses on available for sale securities deemed to be other than temporary.

C. Fair Value

The following tables present information about the Company's assets and liabilities by major categories measured at fair value on a recurring basis as of June 30, 2013, December 31, 2012 and June 30, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2013 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	June 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2013
Cash equivalents	$222,647	$-	$-	$222,647
Investments in partnerships	-	22,513	-	22,513
Investments in securities:
AFS - Common stocks	33,478	-	-	33,478
AFS - Mutual funds	1,484	-	-	1,484
Trading - Gov't obligations	27,996	-	-	27,996
Trading - Common stocks	154,411	8	669	155,088
Trading - Mutual funds	1,675	-	-	1,675
Trading - Other	98	337	284	719
Total investments in securities	219,142	345	953	220,440
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	49,162	-	-	49,162
AFS - Mutual Funds	3,168	-	-	3,168
Trading - Mutual funds	11	-	-	11
Total investments in sponsored
registered investment companies	52,341	-	-	52,341
Total investments	271,483	22,858	953	295,294
Total assets at fair value	$494,130	$22,858	$953	$517,941
Liabilities
Trading - Common stocks	$7,381	$-	$-	$7,381
Trading - Other	-	217	-	217
Securities sold, not yet purchased	$7,381	$217	$-	$7,598

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2012 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2012
Cash equivalents	$190,475	$-	$-	$190,475
Investments in partnerships	-	26,128	-	26,128
Investments in securities:
AFS - Common stocks	33,560	-	-	33,560
AFS - Mutual funds	1,702	-	-	1,702
Trading - Gov't obligations	42,989	-	-	42,989
Trading - Common stocks	137,796	7	675	138,478
Trading - Mutual funds	1,484	-	-	1,484
Trading - Other	120	148	362	630
Total investments in securities	217,651	155	1,037	218,843
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	58,511	-	-	58,511
AFS - Mutual Funds	3,341	-	-	3,341
Trading - Mutual funds	20	-	-	20
Total investments in sponsored
registered investment companies	61,872	-	-	61,872
Total investments	279,523	26,283	1,037	306,843
Total assets at fair value	$469,998	$26,283	$1,037	$497,318
Liabilities
Trading - Common stocks	$2,867	$-	$-	$2,867
Trading - Other	-	269	-	269
Securities sold, not yet purchased	$2,867	$269	$-	$3,136

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2012 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	June 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2012
Cash equivalents	$324,156	$-	$-	$324,156
Investments in partnerships	-	23,704	-	23,704
Investments in securities:
AFS - Common stocks	32,815	-	-	32,815
AFS - Mutual funds	2,013	-	-	2,013
Trading - Gov't obligations	50,139	-	-	50,139
Trading - Common stocks	161,956	256	671	162,883
Trading - Mutual funds	1,406	-	-	1,406
Trading - Other	23	-	351	374
Total investments in securities	248,352	256	1,022	249,630
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	56,171	-	-	56,171
AFS - Mutual Funds	3,371	-	-	3,371
Trading - Mutual funds	19	-	-	19
Total investments in sponsored
registered investment companies	59,561	-	-	59,561
Total investments	307,913	23,960	1,022	332,895
Total assets at fair value	$632,069	$23,960	$1,022	$657,051
Liabilities
Trading - Common stocks	$6,687	$-	$-	$6,687
Trading - Other	-	323	-	323
Securities sold, not yet purchased	$6,687	$323	$-	$7,010

The following tables present additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2013 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	March	Unrealized Gains or		Included in	and			Transfers
	31, 2013	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:

Trading - Common stocks	$667	$2	$-	$-	$2	$-	$-	$-	$669
Trading - Other	299	(3)	-	-	(3)	3	(15)	-	284
Total	$966	$(1)	$-	$-	$(1)	3	$(15)	$-	$953

There were no transfers between any Levels during the three months ended June 30, 2013.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2013 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers
	31, 2012	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:

Trading - Common stocks	$675	$(6)	$-	$-	$(6)	$-	$-	$-	$669
Trading - Other	362	(2)	-	-	(2)	3	(79)	-	284
Total	$1,037	$(8)	$-	$-	$(8)	$3	$(79)	$-	$953

There were no transfers between any Levels during the six months ended June 30, 2013.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2012 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfer
	31, 2011	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common stocks	$670	$24	$-	$-	$24	$57	$(80)	$-	671
Trading - Other	284	57	-	-	57	18	(8)	-	351
Total	$954	$81	$-	$-	$81	$75	$(88)	$-	1,022

There were no transfers between any Levels during the six months ended June 30, 2012.

D. Investments in Partnerships, Offshore Funds and Variable Interest Entities ("VIEs")

The Company is general partner or co-general partner of various affiliated entities in which the Company has investments totaling $81.5 million, $83.9 million and $88.0 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively, and whose underlying assets consist primarily of marketable securities (the "affiliated entities"). We also have investments in unaffiliated entities of $13.0 million, $13.6 million and $14.1 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively (the "unaffiliated entities").  We evaluate each entity for the appropriate accounting treatment and disclosure.  Certain of the affiliated entities, and none of the unaffiliated entities, are consolidated.

For those entities where consolidation is not deemed to be appropriate, we report them in our condensed consolidated statement of financial condition under the caption "Investments in partnerships".  This caption includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting, as well as certain investments that the feeder funds hold that are carried at fair value, as described in Note C.  The Company reflects the equity in earnings of these equity method investees and the change in fair value of the consolidated feeder funds ("CFFs") under the caption "Net gain from investments" on the condensed consolidated statements of income.

The following table highlights the number of entities, including voting interest entities ("VOEs"), that we consolidate as well as under which accounting guidance they are consolidated, including CFFs, which retain their specialized investment company accounting, partnerships and offshore funds.

Entities consolidated
	CFFs		Partnerships		Offshore Funds		Total
	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs
Entities consolidated at December 31, 2011	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at June 30, 2012	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at December 31, 2012	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at June 30, 2013	1	2	-	1	-	1	1	4

At and for the six months ended June 30, 2013 and 2012 and at December 31, 2012, one CFF VIE is consolidated, as the Company has been determined to be the primary beneficiary because it has an equity interest and absorbs the majority of the expected losses and/or expected gains. At and for the six months ended June 30, 2013 and 2012 and at December 31, 2012, the two CFF VOEs, the one Partnership VOE and the one Offshore Fund VOE are consolidated because the unaffiliated partners or shareholders lack substantive rights, and the Company, as either the general partner or investment manager, is deemed to have control.

The following table breaks down the investments in partnerships line by accounting method, either fair value or equity method, and investment type.

	June 30, 2013
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$22,514	$-	$-	$-	$-	$22,514
Equity Method	-	26,429	32,616	5,942	7,034	72,021

Total	$22,514	$26,429	$32,616	$5,942	$7,034	$94,535

	December 31, 2012
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$26,128	$-	$-	$-	$-	$26,128
Equity Method	-	28,158	29,679	6,505	7,079	71,421

Total	$26,128	$28,158	$29,679	$6,505	$7,079	$97,549

	June 30, 2012
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$23,704	$-	$-	$-	$-	$23,704
Equity Method	-	34,008	30,340	7,620	6,447	78,415

Total	$23,704	$34,008	$30,340	$7,620	$6,447	$102,119

The following table includes the net impact by line item on the condensed consolidated statements of financial condition for each category of entity consolidated (in thousands):

	June 30, 2013
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$222,441	$-	$335	$-	$222,776
Investments in securities	215,755	-	7,292	(2,607)	220,440
Investments in sponsored investment companies	52,332	-	9	-	52,341
Investments in partnerships	100,342	3,189	(8,996)	-	94,535
Receivable from brokers	27,347	-	1,680	10,642	39,669
Investment advisory fees receivable	28,326	(10)	-	(76)	28,240
Other assets	25,412	-	-	88	25,500
Total assets	$671,955	$3,179	$320	$8,047	$683,501
Liabilities and equity
Securities sold, not yet purchased	$7,427	$-	$-	$171	$7,598
Accrued expenses and other liabilities	136,309	59	21	4,274	140,663
Total debt	117,028	-	-	-	117,028
Redeemable noncontrolling interests	-	3,120	299	3,602	7,021
Total equity	411,191	-	-	-	411,191
Total liabilities and equity	$671,955	$3,179	$320	$8,047	$683,501

	December 31, 2012
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$189,743	$-	$865	$-	$190,608
Investments in securities	213,639	-	6,944	(1,740)	218,843
Investments in sponsored investment companies	61,852	-	20	-	61,872
Investments in partnerships	100,164	5,388	(8,003)	-	97,549
Receivable from brokers	25,972	-	1,480	23,203	50,655
Investment advisory fees receivable	42,425	9	(5)	-	42,429
Other assets	32,673	(2,986)	(1,000)	90	28,777
Total assets	$666,468	$2,411	$301	$21,553	$690,733
Liabilities and equity
Securities sold, not yet purchased	$3,033	$-	$-	$103	$3,136
Accrued expenses and other liabilities	76,135	384	21	6,395	82,935
Total debt	216,366	-	-	-	216,366
Redeemable noncontrolling interests	-	2,027	280	15,055	17,362
Total equity	370,934	-	-	-	370,934
Total liabilities and equity	$666,468	$2,411	$301	$21,553	$690,733

	June 30, 2012
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$323,560	$-	$880	$-	$324,440
Investments in securities	223,198	-	6,993	19,439	249,630
Investments in sponsored investment companies	59,561	-	-	-	59,561
Investments in partnerships	109,055	1,237	(8,173)	-	102,119
Receivable from brokers	25,337	-	573	15,603	41,513
Investment advisory fees receivable	26,028	(1)	(1)	-	26,026
Other assets	23,226	9	-	206	23,441
Total assets	$789,965	$1,245	$272	$35,248	$826,730
Liabilities and equity
Securities sold, not yet purchased	$6,788	$-	$-	$222	$7,010
Accrued expenses and other liabilities	87,569	56	20	10,305	97,950
Total debt	265,598	-	-	-	265,598
Redeemable noncontrolling interests	-	1,189	252	24,721	26,162
Total equity	430,010	-	-	-	430,010
Total liabilities and equity	$789,965	$1,245	$272	$35,248	$826,730

The following table includes the net impact by line item on the condensed consolidated statements of income for each category of entity consolidated (in thousands):

	Three Months Ended June 30, 2013
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$92,613	$(6)	$-	$(317)	$92,290
Total expenses	60,243	35	15	213	60,506
Operating income	32,370	(41)	(15)	(530)	31,784
Total other income, net	11,219	24	33	576	11,852
Income before income taxes	43,589	(17)	18	46	43,636
Income tax provision	15,724	-	-	-	15,724
Net income	27,865	(17)	18	46	27,912
Net income attributable to noncontrolling interests	(28)	(17)	18	46	19
Net income attributable to GAMCO	$27,893	$-	$-	$-	$27,893

	Three Months Ended June 30, 2012
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$80,703	$(1)	$-	$322	$81,024
Total expenses	50,649	25	8	(25)	50,657
Operating income	30,054	(26)	(8)	347	30,367
Total other income, net	(6,361)	12	(6)	(463)	(6,818)
Income before income taxes	23,693	(14)	(14)	(116)	23,549
Income tax provision	8,686	-	-	-	8,686
Net income	15,007	(14)	(14)	(116)	14,863
Net income attributable to noncontrolling interests	(98)	(14)	(14)	(116)	(242)
Net income attributable to GAMCO	$15,105	$-	$-	$-	$15,105

	Six Months Ended June 30, 2013
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$179,069	$(12)	$(1)	$(585)	$178,471
Total expenses	115,458	88	25	389	115,960
Operating income	63,611	(100)	(26)	(974)	62,511
Total other income, net	15,721	134	48	1,097	17,000
Income before income taxes	79,332	34	22	123	79,511
Income tax provision	28,919	-	-	-	28,919
Net income	50,413	34	22	123	50,592
Net income attributable to noncontrolling interests	(25)	34	22	123	154
Net income attributable to GAMCO	$50,438	$-	$-	$-	$50,438

	Six Months Ended June 30, 2012
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$163,282	$(2)	$(1)	$(506)	$162,773
Total expenses	105,170	48	19	157	105,394
Operating income	58,112	(50)	(20)	(663)	57,379
Total other income, net	3,183	97	17	595	3,892
Income before income taxes	61,295	47	(3)	(68)	61,271
Income tax provision	22,442	-	-	-	22,442
Net income	38,853	47	(3)	(68)	38,829
Net income attributable to noncontrolling interests	(88)	47	(3)	(68)	(112)
Net income attributable to GAMCO	$38,941	$-	$-	$-	38,941

Variable Interest Entities

We sponsor a number of investment vehicles where we are the general partner or investment manager.  Certain of these vehicles are VIEs, but we are not the primary beneficiary, in all but one case, because we do not absorb a majority of the entities' expected losses or expected returns, and they are, therefore, not consolidated.  We consolidate the one VIE where we are the primary beneficiary.  The Company has not provided any financial or other support to those VIEs where we are not the primary beneficiary.  The total net assets of these non-consolidated VIEs at June 30, 2013, December 31, 2012 and June 30, 2012 were $73.4 million, $75.0 million and $80.0 million, respectively.  Our maximum exposure to loss as a result of our involvement with the nonconsolidated VIEs is limited to the investment in one VIE and the deferred carried interest that we have in another.  On June 30, 2013, December 31, 2012 and June 30, 2012, we had an investment in one of the VIE offshore funds of approximately $9.0 million, $7.7 million and $8.1 million, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.  On June 30, 2013, December 31, 2012 and June 30, 2012, we had a deferred carried interest in one of the VIE offshore funds of approximately $46,000, $45,000 and $43,000, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.  Additionally, as the general partner or investment manager to these VIEs the Company earns fees in relation to these roles, which given a decline in AUMs of the VIEs would result in lower fee revenues earned by the Company which would be reflected on the condensed consolidated statement of income, condensed consolidated statement of financial condition and condensed consolidated statement of cash flows.

The assets of these VIEs may only be used to satisfy obligations of the VIEs.  The following table presents the balances related to the VIE that is consolidated and is included on the condensed consolidated statements of financial condition as well as GAMCO's net interest in this VIE:

	June 30, 2013	December 31, 2012	June 30, 2012
(In thousands)
Investments in partnerships	$13,457	$18,507	$21,831
Accrued expenses and other liabilities	(6)	(3,010)	(12)
Redeemable noncontrolling interests	-	(411)	(669)
GAMCO's net interests in consolidated VIE	$13,451	$15,086	$21,150

E. Income Taxes

The effective tax rate for the three months ended June 30, 2013 was 36.0% compared to 36.9% for the prior year three month period.  The effective tax rate for the six months ended June 30, 2013 was 36.4% compared to 36.6% for the prior year six month period.

F. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$27,893	$15,105	$50,438	$38,941
Weighted average shares outstanding	25,679	26,258	25,710	26,338
Basic net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$1.09	$0.58	$1.96	$1.48

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$27,893	$15,105	$50,438	$38,941

Weighted average share outstanding	25,679	26,258	25,710	26,338
Dilutive stock options and restricted stock awards	10	168	13	163
Total	25,689	26,426	25,723	26,501
Diluted net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$1.09	$0.57	$1.96	$1.47

G. Debt

Debt consists of the following:

	June 30, 2013		December 31, 2012		June 30, 2012
	Carrying	Fair Value	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2	Value	Level 2
(In thousands)
5.5% Senior notes	$-	$-	$99,000	$100,485	$99,000	$100,955
5.875% Senior notes	100,000	104,125	100,000	106,250	100,000	99,950
0% Subordinated debentures	17,028	18,924	17,366	19,638	66,598	75,184
Total	$117,028	$123,049	$216,366	$226,373	$265,598	$276,089

5.5% Senior notes

On May 15, 2003, the Company issued 10-year, $100 million senior notes, of which $99 million was outstanding at December 31, 2012 and June 30, 2012.  These senior notes matured and were repaid on May 15, 2013.  They paid interest semi-annually at 5.5%.

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

Zero coupon Subordinated debentures due December 31, 2015

On December 31, 2010, the Company issued $86.4 million in par value of five year zero coupon subordinated debentures due December 31, 2015 ("Debentures") to its shareholders of record on December 15, 2010 through the declaration of a special dividend of $3.20 per share.  The Debentures have a par value of $100 and are callable at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed.  During the three month period ended June 30, 2013, the Company repurchased 11,942 Debentures having a face value of $1.2 million.  The redemptions were accounted for as extinguishments of debt and resulted in a loss of $137,000. There were no repurchases during the three month period ended June 30, 2012.  During the six month periods ended June 30, 2013 and June 30, 2012, the Company repurchased 11,974 Debentures and 229 Debentures, respectively, having a face value of $1.2 million and $22,900, respectively. The redemptions were accounted for as extinguishments of debt and resulted in a loss of $137,000 and a loss of $1,000, respectively.  Gains and losses from the extinguishment of debt are included in net gain/(loss) from investments on the condensed consolidated statements of income.  The debt is being accreted to its face value using the effective rate on the date of issuance of 7.45%.  At June 30, 2013, December 31, 2012 and June 30, 2012, the debt was recorded at its accreted value of $17.0 million, $17.4 million and $66.6 million, respectively.

The fair value of the Company's debt, which is a Level 2 valuation, is estimated based on either quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  Inputs in these standard models include credit rating, maturity and interest rate.

On May 30, 2012, the Securities and Exchange Commission ("SEC") declared effective the "shelf" registration statement filed by the Company.  The "shelf" provides the Company with the flexibility of issuing any combination of senior and subordinated debt securities, convertible securities and common and preferred securities up to a total amount of $500 million and replaced the existing shelf registration which expired in July 2012.  As of June 30, 2013, $400 million is available on the shelf.

H. Stockholders' Equity

Shares outstanding were 25.6 million, 25.7 million and 26.6 million on June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

Dividends

Payment Date		Record Date	Amount	Type

Three months ended March 31, 2013	March 26, 2013	March 12, 2013	$0.05	Regular
Three months ended June 30, 2013	June 25, 2013	June 11, 2013	$0.05	Regular
Six months ended June 30, 2013			$0.10

Three months ended March 31, 2012	March 27, 2012	March 13, 2012	$0.04	Regular
Three months ended June 30, 2012	June 26, 2012	June 12, 2012	$0.04	Regular
Three months ended June 30, 2012	June 26, 2012	June 12, 2012	$0.25	Special
Six months ended June 30, 2012			$0.33

Voting Rights

The holders of Class A Common stock ("Class A Stock") and Class B Common stock ("Class B Stock") have identical rights except that (i) holders of Class A Stock are entitled to one vote per share, while holders of Class B Stock are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (ii) holders of Class A Stock are not eligible to vote on matters relating exclusively to Class B Stock and vice versa.

Stock Award and Incentive Plan

The Company maintains two plans approved by the shareholders, which are designed to provide incentives which will attract and retain individuals key to the success of GAMCO through direct or indirect ownership of our common stock.  Benefits under the Plans may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards.  A maximum of 1.5 million shares of Class A Stock have been reserved for issuance under each of the Plans by a committee of the Board of Directors responsible for administering the Plans ("Compensation Committee").  Under the Plans, the committee may grant restricted stock awards ("RSA") and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine.  Options granted under the plans typically vest 75% after three years and 100% after four years from the date of grant and expire after ten years.  RSA shares granted under the Plans typically vest 30% after three years and 100% after five years.

On January 3, 2012, the Company approved the granting of 105,300 RSA shares at a grant date fair value of $43.49 per share.  As of June 30, 2012, there were 373,500 RSA shares outstanding that were previously issued at an average weighted grant price of $45.15.  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee.  This expense, net of forfeitures, was recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  During the vesting period, dividends to RSA holders were being held for them until the RSA vesting dates and were forfeited if the grantee was no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, were charged to retained earnings on the declaration date.  During November 2012, the Board of Directors accelerated the lapsing of restrictions on all outstanding RSAs resulting in recognition of $10.1 million in stock compensation expense during 2012 that would have been recorded in 2013 through 2016.  There were no RSAs outstanding at either June 30, 2013 or December 31, 2012.

For the three months ended June 30, 2013 and June 30, 2012, we recognized stock-based compensation expense of $15,000 and $0.9 million, respectively.  For the six months ended June 30, 2013 and June 30, 2012, we recognized stock-based compensation expense of $29,000 and $1.7 million, respectively.  Actual and projected stock-based compensation expense for RSA shares and options for the years ended December 31, 2012 through December 31, 2015 (based on awards currently issued or granted) is as follows ($ in thousands):

	2012	2013	2014	2015
Q1	$871	$15	$7	$1
Q2	869	15	3	-
Q3	875	15	3	-
Q4	10,968	15	3	-
Full Year	$13,583	$60	$16	$1

The total compensation cost related to non-vested options not yet recognized is approximately $47,000 as of June 30, 2013.  There were no options exercised for the three months ended June 30, 2013.  For the three months ended June 30, 2012, proceeds from the exercise of 2,000 stock options were $58,000 resulting in a tax benefit to GAMCO of $3,000.  For the six months ended June 30, 2013 and 2012, proceeds from the exercise of 2,623 and 2,000 stock options, respectively, were $76,000 and $58,000, respectively, resulting in a tax benefit to GAMCO of $16,000 and $3,000, respectively.  The Company recognized $21,000 in tax benefits from 3,900 RSAs that vested during the six months ended June 30, 2012.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  On February 5, 2013, our Board of Directors authorized an incremental 500,000 shares to be added to the current buyback authorization.  For the three months ended June 30, 2013 and June 30, 2012, the Company repurchased 81,726 shares and 3,369 shares, respectively, at an average price per share of $52.73 and $44.08, respectively.  For the six months ended June 30, 2013 and June 30, 2012, the Company repurchased 118,402 shares and 228,102 shares, respectively, at an average price per share of $52.99 and $44.34, respectively.  From the inception of the program through June 30, 2013, 8,600,767 shares have been repurchased at an average price of $41.81 per share.  At June 30, 2013, the total shares available under the program to be repurchased in the future were 534,041.

I. Goodwill and Identifiable Intangible Assets

At June 30, 2013, $3.5 million of goodwill is reflected within other assets on the condensed consolidated statements of financial condition with $3.3 million related to a 93%-owned subsidiary, Gabelli Securities, Inc. and $0.2 million related to G.distributors, LLC.  The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required.  There were no indicators of impairment for the three months ended June 30, 2013 or June 30, 2012, and as such there was no impairment analysis performed or charge recorded.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the condensed consolidated statements of financial condition at June 30, 2013, December 31, 2012 and June 30, 2012.  The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2014.  The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant.  There were no indicators of impairment for the three months ended June 30, 2013 or June 30, 2012, and as such there was no impairment analysis performed or charge recorded.

J. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  The Company cannot predict the ultimate outcome of such matters.  With respect to one such matter, a subsidiary of the Company resolved an outstanding matter regarding lapses in the subsidiary's supervision of certain registered representatives in their role as general partners of outside private partnerships.  For all such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and, if material, makes the necessary disclosures.  Such amounts, both those that are probable and those that are reasonably possible, are not considered material to the Company's financial condition, operations or cash flows.

The Company indemnifies the clearing brokers of G.research, Inc. (formerly known as Gabelli & Company, Inc.), our broker-dealer subsidiary, for losses they may sustain from the customer accounts that trade on margin introduced by it.  At June 30, 2013, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements and believes the likelihood of a claim being made is remote.  The Company's estimate of the value of such agreements is de minimis, and therefore an accrual has not been made on the condensed consolidated financial statements.

K. Shareholder-Designated Contribution Plan

During the first quarter of 2013, the Company recorded a charge of $5.0 million, or $0.11 per diluted share, net of management fee and tax benefit, related to a newly-adopted Shareholder Designated Charitable Contribution program.  Under the program, each shareholder will be eligible to designate a charity to which the company will make a donation based upon the actual number of shares registered in the shareholder's name.  Shares held in nominee or street name are not eligible to participate.  The Board of Directors will determine, annually, amounts to be contributed per registered share.  The Board approved an initial contribution for 2013 of $0.25 per registered share.  The Company recorded the initial $5.0 million charge, which is included in accrued expenses and other liabilities in the condensed consolidated statements of financial condition, based on the number of registered shares at the adoption of the program. Based upon the number of share registered as of the record date of July 31, 2013, the total charge to earnings would increase to $5.3 million, if all participants respond on a timely basis.

L. Subsequent Events

On August 6, 2013, the Board of Directors increased its regular quarterly dividend by 20% to $0.06 per share to all of its shareholders, payable on September 24, 2013 to shareholders of record on September 10, 2013.

On August 6, 2013, the Company issued 431,700 RSAs to its professional staff at a grant date fair value of $57.86 per share.  The RSAs were recommended by the Company's Chairman, who did not receive an RSA, and approved by the Compensation Committee of the Company's Board of Directors.  The Company expects that the additional expense related to this grant will be $20.6 million.  This expense, which is net of estimated forfeitures, will be recognized over the vesting period for these awards which is 30% over three years from the date of grant and the remaining 70% ratably on each anniversary of the date of grant from the fourth anniversary through the tenth anniversary.  The portion of expense to be incurred in 2013 is estimated to be $1.8 million.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Overview

GAMCO Investors, Inc. ("GAMCO") through the Gabelli brand, well known for its Private Market Value (PMV) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to mutual funds, institutional and high net worth investors, and investment partnerships, principally in the United States.  Through G.research, Inc. (formerly Gabelli & Company, Inc.) ("G.research"), we provide institutional research and brokerage services to institutional clients and investment partnerships.  Through G.distributors, LLC ("G.distributors"), we provide mutual fund distribution.  We generally manage assets on a fully discretionary basis and invest in a variety of U.S. and international securities through various investment styles.  Our revenues are based primarily on the Company's levels of assets under management and fees associated with our various investment products.

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

Assets under management ("AUM") were $40.5 billion as of June 30, 2013, an increase of 1.0% from AUM of $40.1 billion at March 31, 2013 and an increase of 13.5% from the June 30, 2012 AUM of $35.7 billion.  The second quarter 2013 AUM increased $0.4 billion and consisted of market appreciation of $293 million, net cash inflows of $240 million and recurring distributions, net of reinvestments, from open-end and closed-end funds of $145 million.  Average total AUM was $40.3 billion in the 2013 quarter versus $35.6 billion in the prior year period, an increase of 13.2%.  Average AUM in our open-end equity funds, a key driver to our investment advisory fees, was $14.1 billion in the second quarter of 2013, rising 12.8% from the 2012 quarter average AUM of $12.5 billion.

In addition to management fees, we earn incentive fees for certain institutional client assets, certain assets attributable to preferred issues of our closed-end funds and to our GDL Fund (NYSE: GDL) and investment partnership assets.  As of June 30, 2013, assets with incentive based fees were $3.9 billion, 5.4% higher than the $3.7 billion on March 31, 2013 and 2.5% lower than the $4.0 billion on June 30, 2012.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 2nd Quarter 2013
				Fund
		Market		distributions,
	March 31,	appreciation/	Net cash	net of	June 30,
	2013	(depreciation)	flows	reinvestments	2013
Equities:
Open-end Funds	$13,813	$(11)	$417	$(31)	$14,188
Closed-end Funds	6,557	(128)	94	(114)	6,409
Institutional & PWM - direct	13,690	358	21	-	14,069
Institutional & PWM - sub-advisory	3,299	69	(183)	-	3,185
Investment Partnerships	796	5	(23)	-	778
SICAV (a)	113	-	(20)	-	93
Total Equities	38,268	293	306	(145)	38,722
Fixed Income:
Money-Market Fund	1,758	-	(69)	-	1,689
Institutional & PWM	64	-	3	-	67
Total Fixed Income	1,822	-	(66)	-	1,756
Total Assets Under Management	$40,090	$293	$240	$(145)	$40,478

The Company reported Assets Under Management as follows (in millions):

Table II: Fund Flows - Six months ended June 30, 2013
				Fund
		Market		distributions,
	December 31,	appreciation/	Net cash	net of	June 30,
	2012	(depreciation)	flows	reinvestments	2013
Equities:
Open-end Funds	$12,502	$1,129	$619	$(62)	$14,188
Closed-end Funds	6,288	253	96	(228)	6,409
Institutional & PWM - direct	12,030	1,843	196	-	14,069
Institutional & PWM - sub-advisory	2,924	385	(124)	-	3,185
Investment Partnerships	801	13	(36)	-	778
SICAV (a)	119	2	(28)	-	93
Total Equities	34,664	3,625	723	(290)	38,722
Fixed Income:
Money-Market Fund	1,681	-	8	-	1,689
Institutional & PWM	60	-	7	-	67
Total Fixed Income	1,741	-	15	-	1,756
Total Assets Under Management	$36,405	$3,625	$738	$(290)	$40,478

Table III: Assets Under Management
	June 30,	June 30,	%
	2012	2013	Inc.(Dec.)
Equities:
Open-end Funds	$12,496	$14,188	13.5%
Closed-end Funds	5,860	6,409	9.4
Institutional & PWM - direct	11,655	14,069	20.7
Institutional & PWM - sub-advisory	2,788	3,185	14.2
Investment Partnerships	781	778	(0.4)
SICAV (a)	126	93	(26.2)
Total Equities	33,706	38,722	14.9
Fixed Income:
Money-Market Fund	1,893	1,689	(10.8)
Institutional & PWM	63	67	6.3
Total Fixed Income	1,956	1,756	(10.2)
Total Assets Under Management	$35,662	$40,478	13.5%

Table IV: Assets Under Management by Quarter
						% Increase/
						(decrease) from
	6/12	9/12	12/12	3/13	6/13	6/12	3/13
Equities:
Open-end Funds	$12,496	$12,758	$12,502	$13,813	$14,188	13.5%	2.7%
Closed-end Funds	5,860	6,365	6,288	6,557	6,409	9.4	(2.3)
Institutional & PWM - direct	11,655	12,189	12,030	13,690	14,069	20.7	2.8
Institutional & PWM - sub-advisory	2,788	2,912	2,924	3,299	3,185	14.2	(3.5)
Investment Partnerships	781	785	801	796	778	(0.4)	(2.3)
SICAV (a)	126	121	119	113	93	(26.2)	(17.7)
Total Equities	33,706	35,130	34,664	38,268	38,722	14.9	1.2
Fixed Income:
Money-Market Fund	1,893	1,752	1,681	1,758	1,689	(10.8)	(3.9)
Institutional & PWM	63	63	60	64	67	6.3	4.7
Total Fixed Income	1,956	1,815	1,741	1,822	1,756	(10.2)	(3.6)
Total Assets Under Management	$35,662	$36,945	$36,405	$40,090	$40,478	13.5%	1.0%

(a) Includes $101 million, $102 million, $104 million, $99 million and $90 million of proprietary seed capital at June 30, 2012,
September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013, respectively.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared To Three Months Ended June 30, 2012

(Unaudited; in thousands, except per share data)
	2013	2012
Revenues
Investment advisory and incentive fees	$77,443	$67,210
Distribution fees and other income	12,522	11,006
Institutional research services	2,325	2,808
Total revenues	92,290	81,024
Expenses
Compensation	37,759	32,921
Management fee	4,846	2,615
Distribution costs	11,871	10,012
Other operating expenses	6,030	5,109
Total expenses	60,506	50,657
Operating income	31,784	30,367
Other income (expense)
Net gain/(loss) from investments	12,141	(4,171)
Interest and dividend income	2,507	1,782
Interest expense	(2,796)	(4,429)
Total other income (expense), net	11,852	(6,818)
Income before income taxes	43,636	23,549
Income tax provision	15,724	8,686
Net income	27,912	14,863
Net income/(loss) attributable to noncontrolling interests	19	(242)
Net income attributable to GAMCO Investors, Inc.'s shareholders	$27,893	$15,105

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.09	$0.58
Diluted	$1.09	$0.57

Overview

Net income attributable to shareholders of GAMCO for the quarter was $27.9 million or $1.09 per fully diluted share versus $15.1 million or $0.57 per fully diluted share in the prior year's quarter.  The quarter to quarter comparison was positively impacted by higher revenues, lower interest expense and higher income from our proprietary investments.

Revenues

Investment advisory and incentive fees for the second quarter 2013 were $77.4 million, 15.2% above the comparable 2012 figure of $67.2 million.  Open-end mutual fund revenues increased by 12.7% to $34.5 million from $30.6 million in second quarter 2012 driven by a 12.8% increase in average open-end equity AUM.  Our closed-end fund revenues rose 17.9% to $13.8 million in the second quarter 2013 from $11.7 million in 2012 due to a 17.0% increase in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, increased $3.1 million, or 13.9%, to $25.4 million from $22.3 million in second quarter 2012.  Incentive fees more than doubled to $2.3 million in the 2013 quarter from $1.1 million in the prior year period.  Investment partnership revenues were $1.4 million, a decrease of 6.7% from $1.5 million in second quarter 2012.

Open-end fund distribution fees and other income were $12.5 million for the second quarter 2013, an increase of $1.5 million or 13.6% from $11.0 million in the prior year period, primarily due to higher quarterly average AUM in open-end equity mutual funds that generate distribution fees and increased level of sales of load shares of mutual funds.

Our institutional research revenues were $2.3 million in the second quarter 2013 versus $2.8 million in the prior year period.  Although commission revenues were higher in most areas of that business, dealer manager fee revenues from underwriting closed-end fund offerings declined $0.7 million from the prior year period.

Expenses

Compensation costs, which are largely variable, were $37.8 million or 14.9% higher than prior year compensation costs of $32.9 million.  The quarter over quarter increase was comprised of variable compensation of $4.8 million related to the increased levels of AUM and $1.0 million in fixed compensation partially offset by a $0.9 million decrease in amortization expense for RSAs issued in prior years.

Management fee expense, which is wholly variable and based on pretax income, increased to $4.8 million in the second quarter of 2013 from $2.6 million in the 2012 period.

Distribution costs were $11.9 million, an increase of $1.9 million or 19.0% from $10.0 million in the prior year's period.  This increase in distribution costs was due to an increase in payments to third-party distributors of $2.2 million partially offset by lower amortization of upfront commissions paid to third-party distributors of $0.4 million and a reduction in expense reimbursements to our open-end mutual funds of $0.1 million.

Other operating expenses were $6.0 million in the second quarter of 2013, an increase of $0.9 million, or 17.6%, from $5.1 million in the second quarter of 2012.  The quarter to quarter comparison was impacted by increases in client service expenses, costs related to our UCITS fund and charitable contributions as well as lower insurance reimbursements for legal and regulatory costs previously incurred and expensed.

Operating income for the second quarter of 2013 was $31.8 million, an increase of $1.4 million, or 4.6%, from the second quarter 2012's $30.4 million.  Operating income, as a percentage of revenues, was 34.4% in the 2013 quarter as compared to 37.5% in the 2012 quarter.

Other

Total other income, net of interest expense, was $11.9 million for the second quarter 2013 versus an expense of $6.8 million in the prior year's quarter.  Realized and unrealized gains in our trading portfolio were $12.1 million in the 2013 quarter, a turnaround of $16.3 million from the loss of $4.2 million reported in the 2012 quarter.  Interest and dividend income increased by $0.7 million.  Interest expense decreased by $1.6 million to $2.8 million in the second quarter of 2013 from $4.4 million in second quarter of 2012 due to a decrease in total average debt outstanding.  On May 15, 2013, the $99 million of 5.5% Senior notes matured and were repaid.  Additionally, during the third quarter of 2012, we reduced our overall debt through the repurchase of $64.1 million (face value) five year zero coupon subordinated debentures due 2015 ("Debentures").

The effective tax rate ("ETR") for the three months ended June 30, 2013 was 36.0% as compared to the prior year period's effective rate of 36.9%.  The 2013 ETR declined largely as a result of having a proportionately higher component of pretax income from investment earnings including dividend income.

Six Months Ended June 30, 2013 Compared To Six Months Ended June 30, 2012

(Unaudited; in thousands, except per share data)
	2013	2012
Revenues
Investment advisory and incentive fees	$150,050	$134,993
Distribution fees and other income	23,875	22,629
Institutional research services	4,546	5,151
Total revenues	178,471	162,773
Expenses
Compensation	73,411	67,475
Management fee	8,826	6,799
Distribution costs	22,881	20,189
Other operating expenses	10,842	10,931
Total expenses	115,960	105,394
Operating income	62,511	57,379
Other income (expense)
Net gain from investments	24,432	9,707
Interest and dividend income	3,852	3,018
Interest expense	(6,284)	(8,833)
Shareholder-designated contribution	(5,000)	-
Total other income, net	17,000	3,892
Income before income taxes	79,511	61,271
Income tax provision	28,919	22,442
Net income	50,592	38,829
Net income/(loss) attributable to noncontrolling interests	154	(112)
Net income attributable to GAMCO Investors, Inc.'s shareholders	$50,438	$38,941

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.96	$1.48
Diluted	$1.96	$1.47

Overview

Net income attributable to shareholders of GAMCO for the first six months of 2013 was $50.4 million or $1.96 per fully diluted share versus $38.9 million or $1.47 per fully diluted share in the prior year's first six months.   Included in the 2013 results is a $5.0 million charge, or $0.11 per diluted share, net of management fee and tax benefit, for our recently adopted shareholder designated charitable contribution program.  The period to period comparison, excluding this charge, was positively impacted by higher revenues, lower interest expense and higher income from our proprietary investments.

Revenues

Investment advisory and incentive fees for the six months ended June 30, 2013 were $150.1 million, 11.2% above the comparable 2012 figure of $135.0 million.  Open-end mutual fund revenues increased by 7.1% to $66.5 million from $62.1 million in first half 2012 driven by a 7.9% increase in average open-end equity AUM.  Our closed-end fund revenues rose 14.2% to $27.4 million in the first half of 2013 from $24.0 million in 2012 due to a 13.9% increase in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, increased $6.0 million, or 14.2%, to $48.5 million from $42.5 million in first half of 2012.  During the first half of 2013, we earned $4.7 million in incentive fees, an increase of $1.1 million from $3.6 million earned in the first half of 2012.  Investment partnership revenues were $2.9 million, an increase of 7.4% from $2.7 million for the six months ended June 30, 2012 due to an increase in average AUM resulting from net inflows.

Open-end fund distribution fees and other income were $23.9 million for the first six months of 2013, an increase of $1.3 million or 5.8% from $22.6 million in the prior year period, primarily due to higher quarterly average AUM in open-end equity mutual funds that generate distribution fees and an increased level of sales of load shares of mutual funds.

Our institutional research revenues were $4.5 million in the first half of 2013 versus $5.2 million in the prior year period.  Revenues were lower despite an increase in commissions from trading activities of $0.3 million due to decreased dealer manager fees from underwriting closed-end fund offerings which totaled $1.0 million.

Expenses

Compensation costs, which are largely variable, were $73.4 million or 8.7% higher than prior year compensation costs of $67.5 million.  The period over period increase was comprised of variable compensation of $6.1 million related to the increased levels of AUM and $1.5 million in fixed compensation partially offset by $1.7 million decrease in amortization expense for RSAs issued in prior years.

Management fee expense, which is wholly variable and based on pretax income, increased to $8.8 million for the six months ended June 30, 2013 from $6.8 million in the 2012 period.

Distribution costs were $22.9 million, an increase of $2.7 million or 13.4% from $20.2 million in the prior year's period.  This increase in distribution costs was largely due to an increase in payments to third-party distributors of $4.0 million partially offset by lower amortization of upfront commissions paid to third-party distributors of $1.1 million and a reduction in expense reimbursements to our open-end mutual funds of $0.4 million.

Other operating expenses were $10.8 million in the first six months of 2013, a decrease of $0.1 million, or .9%, from $10.9 million in the first half of 2012.  The decrease was principally the result of insurance reimbursements for legal and regulatory fees previously incurred and expensed.

Operating income for the first six months of 2013 was $62.5 million, an increase of $5.1 million, or 8.9%, from the first half 2012's $57.4 million.  Operating income, as a percentage of revenues, was 35.0% in the 2013 period as compared to 35.3% in the 2012 period.

Other

Total other income, net of interest expense, was $17.0 million for the first six months of 2013 versus $3.9 million in the prior year's quarter.  Realized and unrealized gains in our trading portfolio were $24.4 million in the 2013 period, $14.7 million higher than the $9.7 million reported in the 2012 period.  Interest and dividend income was higher by $0.9 million.  Interest expense decreased by $2.5 million to $6.3 million in the first half of 2013 from $8.8 million in first half of 2012 due to a decrease in total average debt outstanding.  On May 15, 2013, the $99 million of 5.5% Senior notes matured, and were repaid.  Additionally, during the third quarter of 2012, we reduced our overall debt through the repurchase of $64.1 million (face value) five year zero coupon subordinated debentures due 2015 ("Debentures").   The 2013 period includes a $5.0 million charge related to the newly established Shareholder-designated charitable contribution program in which registered shareholders have the opportunity to participate in determining which charities will receive company contributions.

The effective tax rate for the six months ended June 30, 2013 was 36.4% as compared to the prior year period's effective rate of 36.6%.

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

Summary cash flow data is as follows:
	Six months ended
	June 30,
	2013	2012
Cash flows provided by (used in):	(in thousands)
Operating activities	$133,431	$45,138
Investing activities	18,650	1,614
Financing activities	(119,931)	1,351
Effect of exchange rates on cash and cash equivalents	18	(3)
Net increase	32,168	48,100
Cash and cash equivalents at beginning of period	190,608	276,340
Cash and cash equivalents at end of period	$222,776	$324,440

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

At June 30, 2013, we had total cash and cash equivalents of $222.8 million, an increase of $32.2 million from December 31, 2012.  Cash and cash equivalents of $0.3 million and investments in securities of $7.3 million held by consolidated investment partnerships and offshore funds may not be readily available for the Company to access.  Total debt outstanding at June 30, 2013 was $117.0 million, consisting of $17.0 million in Debentures, with a face value of $20.5 million, and $100 million of 5.875% senior notes due 2021.

For the six months ended June 30, 2013, cash provided by operating activities was $133.4 million, an increase of $88.3 million from cash provided in the prior year period of $45.1 million.  Cash was provided through an increase in net income of $11.8 million, a decrease in contributions to partnerships of $17.5 million, a $31.6 million decrease in receivable from brokers, a $37.8 million increase in compensation payable, a $8.1 million decrease in investment advisory fees receivable, a $12.7 million decrease in trading investments and $4.9 million from other sources.  Reducing cash was a $17.4 million decrease in distributions from partnerships, a $10.0 million increase in gains from sales of available for sale securities and a $8.7 million decrease in payable to brokers.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $18.7 million in the first six months of 2013.  Cash used in financing activities in the first six months of 2013 was $119.9 million, including $99.0 million used to repay the 5.5% Senior notes that matured on May 15, 2013, $2.6 million paid in dividends, $6.3 million paid for the purchase of treasury stock and $10.5 million in net redemptions from redeemable noncontrolling interests less $0.1 million in proceeds from exercise of stock options.

For the six months ended June 30, 2012, cash provided by operating activities was $45.1 million.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $1.6 million in the first six months of 2012.  Cash provided by financing activities in the first six months of 2012 was $1.4 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

We have two broker-dealers, G.research and G.distributors, which are subject to certain net capital requirements.  Both broker-dealers compute their net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for each broker-dealer at June 30, 2013.  At June 30, 2013, G.research had net capital, as defined, of approximately $5.5 million, exceeding the regulatory requirement by approximately $5.2 million, and G.distributors had net capital, as defined, of approximately $3.3 million, exceeding the regulatory requirement by approximately $3.1 million.  Net capital requirements for our affiliated broker-dealers may increase in accordance with rules and regulations to the extent they engage in other business activities.

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

The Company's Chief Investment Officer oversees the proprietary investment portfolios and allocations of proprietary capital among the various strategies.  The Chief Investment Officer and the Board of Directors review the proprietary investment portfolios throughout the year.  Additionally, the Company monitors its proprietary investment portfolios to ensure that they are in compliance with the Company's guidelines.

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

With respect to our proprietary investment activities, included in investments in securities of $220.4 million and investments in sponsored registered investment companies of $52.3 million at June 30, 2013 were investments in United States Treasury Bills and Notes of $28.0 million, mutual funds and closed-end funds, largely invested in equity products, of $55.5 million, a selection of common and preferred stocks totaling $188.6 million, and other investments of approximately $0.6 million.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by the Chief Investment Officer.  Of the approximately $188.6 million invested in common and preferred stocks at June 30, 2013, $33.5 million represented our investment in Westwood Holdings Group Inc., and $61.3 million was invested by the Company in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Risk arbitrage generally involves announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At June 30, 2013, the fair value of securities sold, not yet purchased was $7.6 million.  Investments in partnerships totaled $94.5 million at June 30, 2013, $49.6 million of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of June 30, 2013 and December 31, 2012.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At June 30, 2013:
Equity price sensitive investments, at fair value	$256,417	$230,775	$282,059
At December 31, 2012:
Equity price sensitive investments, at fair value	$273,271	$245,944	$300,598

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on June 30, 2013 cash and cash equivalent balance of $222.8 million, a 1% increase in interest rates would increase our interest income by $2.2 million annually.  Given that our current return on these cash equivalent investments is approximately 0.01% annually, an analysis of a 1% decrease is not meaningful.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.  See Note A and the Company's Critical Accounting Policies in Management's Discussion and Analysis of Financial Condition and Results of Operations in GAMCO's 2012 Annual Report on Form 10-K filed with the SEC on March 8, 2013 for details on Significant Accounting Policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, GAMCO is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At June 30, 2013, we had equity investments, including mutual funds largely invested in equity products, of $272.7 million.  Investments in mutual funds and closed-end funds, $55.5 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships totaled $94.5 million, of which $49.6 million were invested in partnerships which invest in risk arbitrage.  Risk arbitrage is primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes are recorded as net gain from investments in the condensed consolidated statements of income while the available for sale portfolio changes are recorded in other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Co-Chief Accounting Officers ("CAOs"), to allow timely decisions regarding required disclosure.  Our CEO, CFO, and CAOs participated in this evaluation and concluded that, as of the date of June 30, 2013, our disclosure controls and procedures were effective.

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

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  The Company cannot predict the ultimate outcome of such matters.  With respect to one such matter, a subsidiary of the Company resolved an outstanding matter regarding lapses in the subsidiary's supervision of certain registered representatives in their role as general partners of outside private partnerships.  For all such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and, if material, makes the necessary disclosures.  Such amounts, both those that are probable and those that are reasonably possible, are not considered material to the Company's financial condition, operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended June 30, 2013:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
4/01/13 - 4/30/13	8,737	$48.27	8,737	607,030
5/01/13 - 5/31/13	54,271	52.15	54,271	552,759
6/01/13 - 6/30/13	18,718	56.50	18,718	534,041
Totals	81,726	$52.73	81,726

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer	Title: Co-Chief Accounting Officer

Date: August 8, 2013	Date: August 8, 2013