Form 10-Q
period 2013-09-30
GAMCO INVESTORS, INC. ET AL
filed 2013-11-06
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.
Class	Outstanding at October 31, 2013
Class A Common Stock, .001 par value	6,586,649
Class B Common Stock, .001 par value	19,424,174

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended September 30, 2013 and 2012
- Nine months ended September 30, 2013 and 2012

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended September 30, 2013 and 2012
- Nine months ended September 30, 2013 and 2012

Condensed Consolidated Statements of Financial Condition:
- September 30, 2013
- December 31, 2012
- September 30, 2012

Condensed Consolidated Statements of Equity:
- Nine months ended September 30, 2013 and 2012

Condensed Consolidated Statements of Cash Flows:
- Nine months ended September 30, 2013 and 2012

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Investment advisory and incentive fees	$80,438	$67,790	$230,488	$202,783
Distribution fees and other income	13,545	11,139	37,420	33,768
Institutional research services	2,394	3,302	6,940	8,453
Total revenues	96,377	82,231	274,848	245,004
Expenses
Compensation	39,803	32,948	113,214	100,423
Management fee	5,629	3,056	14,455	9,855
Distribution costs	12,769	10,386	35,650	30,575
Other operating expenses	5,448	6,829	16,290	17,760
Total expenses	63,649	53,219	179,609	158,613

Operating income	32,728	29,012	95,239	86,391
Other income (expense)
Net gain from investments	19,334	7,525	43,903	17,234
Extinguishment of debt	-	(6,305)	(137)	(6,307)
Interest and dividend income	1,134	920	4,986	3,938
Interest expense	(2,164)	(3,586)	(8,448)	(12,419)
Shareholder-designated contribution	(313)	-	(5,313)	-
Total other income (expense), net	17,991	(1,446)	34,991	2,446
Income before income taxes	50,719	27,566	130,230	88,837
Income tax provision	17,515	8,467	46,434	30,909
Net income	33,204	19,099	83,796	57,928
Net income/(loss) attributable to noncontrolling interests	106	95	260	(17)
Net income attributable to GAMCO Investors, Inc.'s shareholders	$33,098	$19,004	$83,536	$57,945

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.29	$0.72	$3.25	$2.20

Diluted	$1.29	$0.72	$3.25	$2.19

Weighted average shares outstanding:
Basic	25,625	26,250	25,682	26,309

Diluted	25,700	26,439	25,717	26,480

Dividends declared:	$0.06	$0.30	$0.16	$0.63

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$33,204	$19,099	$83,796	$57,928
Other comprehensive income, net of tax:
Foreign currency translation	49	(34)	1	(29)
Net unrealized gains/(losses) on securities available for sale (a)	(2,170)	2,938	(3,030)	3,816
Other comprehensive income	(2,121)	2,904	(3,029)	3,787

Comprehensive income	31,083	22,003	80,767	61,715
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(106)	(95)	(260)	17

Comprehensive income attributable to GAMCO Investors, Inc.	$30,977	$21,908	$80,507	$61,732

(a) Net of income tax (benefit) /  expense of ($1,274), $1,726, ($1,780) and $2,241, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	September 30,	December 31,	September 30,
	2013	2012	2012
ASSETS
Cash and cash equivalents	$245,411	$190,608	$288,685
Investments in securities	237,744	218,843	235,445
Investments in sponsored registered investment companies	43,688	61,872	64,223
Investments in partnerships	97,752	97,549	102,604
Receivable from brokers	43,854	50,655	55,159
Investment advisory fees receivable	31,151	42,429	29,187
Income tax receivable	433	1,018	1,018
Other assets	34,589	27,759	22,250
Total assets	$734,622	$690,733	$798,571

LIABILITIES AND EQUITY
Payable to brokers	$14,675	$14,346	$28,039
Income taxes payable and deferred tax liabilities	28,726	25,398	16,445
Capital lease obligation	5,331	4,949	4,982
Compensation payable	86,174	10,535	33,998
Securities sold, not yet purchased	7,725	3,136	3,856
Mandatorily redeemable noncontrolling interests	1,327	1,342	1,356
Accrued expenses and other liabilities	28,906	26,365	30,175
Sub-total	172,864	86,071	118,851

5.5% Senior notes (repaid May 15, 2013)	-	99,000	99,000
5.875% Senior notes (due June 1, 2021)	100,000	100,000	100,000
Zero coupon subordinated debentures, Face value: $20.5 million at September 30, 2013, $21.7
million at December 31, 2012 and $21.8 million at September 30, 2012 (due December 31, 2015)	17,347	17,366	17,118
Total liabilities	290,211	302,437	334,969

Redeemable noncontrolling interests	5,765	17,362	20,228
Commitments and contingencies (Note J)
Equity
GAMCO Investors, Inc. stockholders' equity
Preferred stock, $.001 par value; 10,000,000 shares authorized;
none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
14,833,469, 14,203,146 and 13,904,190 issued, respectively; 6,592,649,
6,121,585 and 6,685,414 outstanding, respectively	14	13	13
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 19,424,174, 19,624,174 and 19,920,730 shares
outstanding, respectively	19	20	20
Additional paid-in capital	281,194	280,089	267,914
Retained earnings	487,702	408,295	450,326
Accumulated other comprehensive income	23,271	26,300	26,307
Treasury stock, at cost (8,240,820, 8,081,561 and 7,218,776 shares, respectively)	(356,343)	(347,109)	(304,567)
Total GAMCO Investors, Inc. stockholders' equity	435,857	367,608	440,013
Noncontrolling interests	2,789	3,326	3,361
Total equity	438,646	370,934	443,374

Total liabilities and equity	$734,622	$690,733	$798,571

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the nine months ended September 30, 2013

		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2012	$3,326	$33	$280,089	$408,295	$26,300	$(347,109)	$370,934	$17,362
Redemptions of
noncontrolling interests	(524)	-	-	-	-	-	(524)	(15,356)
Contributions from
noncontrolling
interests	-	-	-	-	-	-	-	3,486
Net income (loss)	(13)	-	-	83,536	-	-	83,523	273
Net unrealized gains on
securities available for sale,
net of income tax ($5,479)	-	-	-	-	9,331	-	9,331	-
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax benefit ($7,259)	-	-	-	-	(12,361)	-	(12,361)	-
Income tax effect of transaction
with shareholder	-	-	243	-	-	-	243	-
Foreign currency translation	-	-	-	-	1	-	1	-
Dividends declared ($0.16 per
share)	-	-	-	(4,129)	-	-	(4,129)	-
Stock based compensation
expense	-	-	770	-	-	-	770	-
Exercise of stock options
including tax benefit ($16)	-	-	92	-	-	-	92	-
Purchase of treasury stock	-	-	-	-	-	(9,234)	(9,234)	-
Balance at September 30, 2013	$2,789	$33	$281,194	$487,702	$23,271	$(356,343)	$438,646	$5,765

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the nine months ended September 30, 2012

		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2011	$3,439	$33	$264,409	$409,191	$22,520	$(292,181)	$407,411	$6,071
Redemptions of noncontrolling
interests	-	-	-	-	-	-	-	(8,566)
Contributions from
noncontrolling
interests	-	-	-	-	-	-	-	22,662
Net income (loss)	(78)	-	-	57,945	-	-	57,867	61
Net unrealized gains on
securities available for sale,
net of income tax ($2,241)	-	-	-	-	3,816	-	3,816	-
Foreign currency translation	-	-	-	-	(29)	-	(29)	-
Dividends declared ($0.63 per
share)	-	-	-	(16,810)	-	-	(16,810)	-
Stock based compensation
expense	-	-	2,615	-	-	-	2,615	-
Exercise of stock options
including tax benefit ($108)	-	-	890	-	-	-	890	-
Purchase of treasury stock	-	-	-	-	-	(12,386)	(12,386)	-
Balance at September 30, 2012	$3,361	$33	$267,914	$450,326	$26,307	$(304,567)	$443,374	$20,228

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities
Net income	$83,796	$57,928
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net gains from partnerships	(1,211)	(4,445)
Depreciation and amortization	605	580
Stock based compensation expense	770	2,615
Deferred income taxes	1,495	1,708
Tax benefit from exercise of stock options	16	108
Foreign currency translation gain/(loss)	1	(29)
Other-than-temporary loss on available for sale securities	14	20
Fair value of donated securities	1,880	393
Gains on sales of available for sale securities	(16,191)	(1,503)
Accretion of zero coupon debentures	964	2,908
Loss on extinguishment of debt	137	6,307
(Increase) decrease in assets:
Investments in trading securities	(11,730)	(60)
Investments in partnerships:
Contributions to partnerships	(10,124)	(26,893)
Distributions from partnerships	11,134	29,627
Receivable from brokers	6,801	(34,246)
Investment advisory fees receivable	11,278	2,970
Income tax receivable and deferred tax assets	584	(979)
Other assets	(7,436)	6,045
Increase (decrease) in liabilities:
Payable to brokers	329	17,268
Income taxes payable and deferred tax liabilities	3,613	(2,802)
Compensation payable	75,639	16,301
Mandatorily redeemable noncontrolling interests	(15)	(30)
Accrued expenses and other liabilities	3,144	5,394
Total adjustments	71,697	21,257
Net cash provided by operating activities	$155,493	$79,185

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Investing activities
Purchases of available for sale securities	$(8,427)	$(1,264)
Proceeds from sales of available for sale securities	32,422	3,068
Return of capital on available for sale securities	1,094	1,650
Net cash provided by investing activities	25,089	3,454

Financing activities
Contributions from redeemable noncontrolling interests	3,486	22,662
Redemptions of redeemable noncontrolling interests	(15,356)	(8,566)
Redemption of 5.5% Senior Notes	(99,000)	-
Redemptions of noncontrolling interests	(524)	-
Proceeds from exercise of stock options	76	781
Repurchase of zero coupon subordinated debentures	(1,119)	(56,215)
Dividends paid	(4,108)	(16,558)
Purchase of treasury stock	(9,234)	(12,386)
Net cash (used in) provided by financing activities	(125,779)	(70,282)
Effect of exchange rates on cash and cash equivalents	-	(12)
Net increase in cash and cash equivalents	54,803	12,345
Cash and cash equivalents at beginning of period	190,608	276,340
Cash and cash equivalents at end of period	$245,411	$288,685
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,607	$4,684
Cash paid for taxes	$40,500	$31,639

Non-cash activity:
- For the nine months ended September 30, 2013 and September 30, 2012, the Company accrued dividends on restricted stock awards of $21 and $203, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

B.  Investment in Securities

Investments in securities at September 30, 2013, December 31, 2012 and September 30, 2012 consisted of the following:

	September 30, 2013		December 31, 2012		September 30, 2012
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$20,993	$21,000	$42,973	$42,989	$28,731	$28,742
Common stocks	143,731	166,443	125,697	138,478	160,027	170,846
Mutual funds	11,073	12,010	1,072	1,484	1,064	1,461
Other investments	406	419	328	630	382	484
Total trading securities	176,203	199,872	170,070	183,581	190,204	201,533

Available for sale securities:
Common stocks	16,372	36,297	14,822	33,560	14,931	32,239
Mutual funds	843	1,575	1,105	1,702	1,105	1,673
Total available for sale securities	17,215	37,872	15,927	35,262	16,036	33,912

Total investments in securities	$193,418	$237,744	$185,997	$218,843	$206,240	$235,445

Securities sold, not yet purchased at September 30, 2013, December 31, 2012 and September 30, 2012 consisted of the following:

	September 30, 2013		December 31, 2012		September 30, 2012
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Trading securities:	(In thousands)
Common stocks	$6,411	$7,003	$2,593	$2,867	$3,044	$3,816
Other investments	526	722	184	269	-	40
Total securities sold, not yet purchased	$6,937	$7,725	$2,777	$3,136	$3,044	$3,856

Investments in sponsored registered investment companies at September 30, 2013, December 31, 2012 and September 30, 2012 consisted of the following:

	September 30, 2013		December 31, 2012		September 30, 2012
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Mutual funds	$19	$12	$19	$20	$19	$24
Total trading securities	19	12	19	20	19	24

Available for sale securities:
Closed-end funds	23,850	40,272	35,868	58,511	36,721	60,731
Mutual funds	2,031	3,404	2,055	3,341	2,080	3,468
Total available for sale securities	25,881	43,676	37,923	61,852	38,801	64,199

Total investments in sponsored
registered investment companies	$25,900	$43,688	$37,942	$61,872	$38,820	$64,223

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

The following table identifies all reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2013  (in thousands):

Amount		Affected Line Item in	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Three months ended	Nine months ended
September 30, 2013	September 30, 2013

$5,745	$16,191	Net gain from investments	Realized gain / (loss) on sale of AFS securities
3,112	3,443	Other operating expenses	Donation of AFS securities
-	(14)	Net gain from investments	Other than temporary impairment of AFS securities
8,857	19,620	Income before income taxes
(3,277)	(7,259)	Income tax provision
$5,580	$12,361	Net income

The Company recognizes all derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments.  For the three months ended September 30, 2013 and 2012, the Company had transactions in equity derivatives which resulted in net gains of $191,000 and net losses of ($411,000), respectively.  For the nine months ended September 30, 2013 and 2012, the Company had transactions in equity derivatives which resulted in net gains of $471,000 and net losses of ($425,000), respectively.  At September 30, 2013, December 31, 2012 and September 30, 2012, we held derivative contracts on 1.6 million equity shares, 1.2 million equity shares and 1.1 million equity shares, respectively, with a fair value of ($143,000), ($121,000) and ($6,000), respectively; that are included in investments in securities in the condensed consolidated statements of financial condition.  These transactions are not designated as hedges for accounting purposes, and therefore changes in fair values of these derivatives are included in net gain/(loss) from investments in the condensed consolidated statements of income.

The Company is a party to enforceable master netting arrangements for swaps entered into as part of the Company's investment strategy. They are typically not used as hedging instruments. These swaps, while settled on a net basis with the counterparties, major U.S. financial institutions, are shown gross in assets and liabilities on the condensed consolidated statements of financial condition. The swaps have a firm contract end date and are closed out and settled when each contract expires.

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Assets Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Swaps:	(in thousands)
September 30, 2013	$101	$-	$101	$(101)	$-	$-
December 31, 2012	148	-	148	(132)	-	16
September 30, 2012	$197	$-	$197	$(197)	$-	$-

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Liabilities Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Swaps:	(in thousands)
September 30, 2013	$135	$-	$135	$(101)	$-	$34
December 31, 2012	132	-	132	(132)	-	-
September 30, 2012	$200	$-	$200	$(197)	$-	$3

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of September 30, 2013, December 31, 2012 and September 30, 2012:

	September 30, 2013
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$16,372	$19,925	$-	$36,297
Closed-end Funds	23,850	16,545	(123)	40,272
Mutual funds	2,874	2,141	(36)	4,979
Total available for sale securities	$43,096	$38,611	$(159)	$81,548

	December 31, 2012
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$14,822	$18,738	$-	$33,560
Closed-end Funds	35,868	22,645	(2)	58,511
Mutual funds	3,160	1,883	-	5,043
Total available for sale securities	$53,850	$43,266	$(2)	$97,114

	September 30, 2012
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$14,931	$17,308	$-	$32,239
Closed-end Funds	36,721	24,010	-	60,731
Mutual funds	3,185	1,956	-	5,141
Total available for sale securities	$54,837	$43,274	$-	$98,111

Unrealized changes in fair value, net of taxes, for the three months ended September 30, 2013 and September 30, 2012 of ($2.2) million in losses and $2.9 million in gains, respectively, have been included in other comprehensive income, a component of equity, at September 30, 2013 and September 30, 2012.  Return of capital on available for sale securities was $0.5 million and $0.8 million for the three months ended September 30, 2013 and September 30, 2012, respectively.  Proceeds from sales of investments available for sale were approximately $10.4 million and $2.3 million for the three months ended September 30, 2013 and September 30, 2012, respectively.  For the three months ended September 30, 2013 and September 30, 2012, gross gains on the sale of investments available for sale amounted to $5.7 million and $1.1 million, respectively, and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the three months ended September 30, 2013 or September 30, 2012.  Unrealized changes in fair value, net of taxes, for the nine months ended September 30, 2013 and September 30, 2012 of ($3.0) million in losses and $3.8 million in gains, respectively, have been included in other comprehensive income, a component of equity, at September 30, 2013 and September 30, 2012.  Return of capital on available for sale securities was $1.1 million and $1.7 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.  Proceeds from sales of investments available for sale were approximately $32.4 million and $3.1 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.  For the nine months ended September 30, 2013 and September 30, 2012, gross gains on the sale of investments available for sale amounted to $16.2 million and $1.5 million, respectively, and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the nine months ended September 30, 2013 or September 30, 2012.  The basis on which the cost of a security sold is determined is specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	September 30, 2013			December 31, 2012			September 30, 2012
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Cosed-end funds	$941	$(123)	$818	$73	$(2)	$71	$-	$-	$-
Mutual Funds	365	(36)	329	-	-	-	-	-	-
Total	$1,306	$(159)	$1,147	$73	$(2)	$71	$-	$-	$-

At September 30, 2013, there were four holdings in loss positions which were not deemed to be other than temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at September 30, 2013 were open and closed-end funds with diversified holdings across multiple companies and across multiple industries.  All holdings were impaired for four months at September 30, 2013.  The value of these holdings at September 30, 2013 was $1.1 million.  If these holdings were to continue to be impaired, we may need to record an impairment in a future period on the condensed consolidated statement of income for the amount of the unrealized loss, which at September 30, 2013 was $159,000.

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

For the nine months ended September 30, 2013 and September 30, 2012, there was $14,000 and $20,000 of losses, respectively, on available for sale securities deemed to be other than temporary.  There were no losses for the three months ended September 30, 2013 and September 30, 2012.

C. Fair Value

The following tables present information about the Company's assets and liabilities by major categories measured at fair value on a recurring basis as of September 30, 2013, December 31, 2012 and September 30, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2013 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2013
Cash equivalents	$244,144	$-	$-	$244,144
Investments in partnerships	-	23,146	-	23,146
Investments in securities:
AFS - Common stocks	36,297	-	-	36,297
AFS - Mutual funds	1,575	-	-	1,575
Trading - Gov't obligations	21,000	-	-	21,000
Trading - Common stocks	165,776	-	667	166,443
Trading - Mutual funds	12,010	-	-	12,010
Trading - Other	32	104	283	419
Total investments in securities	236,690	104	950	237,744
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	40,272	-	-	40,272
AFS - Mutual Funds	3,404	-	-	3,404
Trading - Mutual funds	12	-	-	12
Total investments in sponsored
registered investment companies	43,688	-	-	43,688
Total investments	280,378	23,250	950	304,578
Total assets at fair value	$524,522	$23,250	$950	$548,722
Liabilities
Trading - Common stocks	$7,003	$-	$-	$7,003
Trading - Other	-	722	-	722
Securities sold, not yet purchased	$7,003	$722	$-	$7,725

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2012 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2012
Cash equivalents	$190,475	$-	$-	$190,475
Investments in partnerships	-	26,128	-	26,128
Investments in securities:
AFS - Common stocks	33,560	-	-	33,560
AFS - Mutual funds	1,702	-	-	1,702
Trading - Gov't obligations	42,989	-	-	42,989
Trading - Common stocks	137,796	7	675	138,478
Trading - Mutual funds	1,484	-	-	1,484
Trading - Other	120	148	362	630
Total investments in securities	217,651	155	1,037	218,843
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	58,511	-	-	58,511
AFS - Mutual Funds	3,341	-	-	3,341
Trading - Mutual funds	20	-	-	20
Total investments in sponsored
registered investment companies	61,872	-	-	61,872
Total investments	279,523	26,283	1,037	306,843
Total assets at fair value	$469,998	$26,283	$1,037	$497,318
Liabilities
Trading - Common stocks	$2,867	$-	$-	$2,867
Trading - Other	-	269	-	269
Securities sold, not yet purchased	$2,867	$269	$-	$3,136

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2012 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2012
Cash equivalents	$288,450	$-	$-	$288,450
Investments in partnerships	-	24,976	-	24,976
Investments in securities:
AFS - Common stocks	32,239	-	-	32,239
AFS - Mutual funds	1,673	-	-	1,673
Trading - Gov't obligations	28,742	-	-	28,742
Trading - Common stocks	170,159	10	677	170,846
Trading - Mutual funds	1,461	-	-	1,461
Trading - Other	59	77	348	484
Total investments in securities	234,333	87	1,025	235,445
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	60,731	-	-	60,731
AFS - Mutual Funds	3,468	-	-	3,468
Trading - Mutual funds	24	-	-	24
Total investments in sponsored
registered investment companies	64,223	-	-	64,223
Total investments	298,556	25,063	1,025	324,644
Total assets at fair value	$587,006	$25,063	$1,025	$613,094
Liabilities
Trading - Common stocks	$3,816	$-	$-	$3,816
Trading - Other	-	40	-	40
Securities sold, not yet purchased	$3,816	$40	$-	$3,856

The following tables present additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2013 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	June	Unrealized Gains or		Included in	and			Transfers
	30, 2013	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:

Trading - Common stocks	$669	$(2)	$-	$-	$(2)	$-	$-	$-	$667
Trading - Other	284	(1)	-	-	(1)	-	-	-	283
Total	$953	$(3)	$-	$-	$(3)	-	$-	$-	$950

There were no transfers between any Levels during the three months ended September 30, 2013.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2013 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers
	31, 2012	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:

Trading - Common stocks	$675	$(8)	$-	$-	$(8)	$-	$-	$-	$667
Trading - Other	362	(3)	-	-	(3)	3	(79)	-	283
Total	$1,037	$(11)	$-	$-	$(11)	$3	$(79)	$-	$950

There were no transfers between any Levels during the nine months ended September 30, 2013.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2012 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfer
	31, 2011	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common stocks	$670	$30	$-	$-	$30	$57	$(80)	$-	677
Trading - Other	284	72	-	-	72	18	(26)	-	348
Total	$954	$102	$-	$-	$102	$75	$(106)	$-	1,025

There were no transfers between any Levels during the nine months ended September 30, 2012.

D. Investments in Partnerships, Offshore Funds and Variable Interest Entities ("VIEs")

The Company is general partner or co-general partner of various affiliated entities in which the Company has investments totaling $84.3 million, $83.9 million and $88.3 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively, and whose underlying assets consist primarily of marketable securities (the "affiliated entities"). We also have investments in unaffiliated entities of $13.5 million, $13.6 million and $14.3 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively (the "unaffiliated entities").  We evaluate each entity for the appropriate accounting treatment and disclosure.  Certain of the affiliated entities, and none of the unaffiliated entities, are consolidated.

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

Entities consolidated
	CFFs		Partnerships		Offshore Funds		Total
	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs
Entities consolidated at December 31, 2011	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at September 30, 2012	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at December 31, 2012	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at September 30, 2013	1	2	-	1	-	1	1	4

At and for the nine months ended September 30, 2013 and 2012 and at December 31, 2012, one CFF VIE is consolidated, as the Company has been determined to be the primary beneficiary because it has an equity interest and absorbs the majority of the expected losses and/or expected gains. At and for the nine months ended September 30, 2013 and 2012 and at December 31, 2012, the two CFF VOEs, the one Partnership VOE and the one Offshore Fund VOE are consolidated because the unaffiliated partners or shareholders lack substantive rights, and the Company, as either the general partner or investment manager, is deemed to have control.

The following table breaks down the investments in partnerships line by accounting method, either fair value or equity method, and investment type.

	September 30, 2013
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$23,146	$-	$-	$-	$-	$23,146
Equity Method	-	26,717	34,460	6,080	7,349	74,606

Total	$23,146	$26,717	$34,460	$6,080	$7,349	$97,752

	December 31, 2012
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$26,128	$-	$-	$-	$-	$26,128
Equity Method	-	28,158	29,679	6,505	7,079	71,421

Total	$26,128	$28,158	$29,679	$6,505	$7,079	$97,549

	September 30, 2012
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$24,976	$-	$-	$-	$-	$24,976
Equity Method	-	32,475	30,901	7,518	6,734	77,628

Total	$24,976	$32,475	$30,901	$7,518	$6,734	$102,604

The following table includes the net impact by line item on the condensed consolidated statements of financial condition for each category of entity consolidated (in thousands):

	September 30, 2013
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$243,995	$1,082	$334	$-	$245,411
Investments in securities	240,113	-	7,400	(9,769)	237,744
Investments in sponsored investment companies	43,677	-	11	-	43,688
Investments in partnerships	104,010	3,253	(9,511)	-	97,752
Receivable from brokers	26,981	-	2,115	14,758	43,854
Investment advisory fees receivable	31,241	(8)	(1)	(81)	31,151
Other assets	34,947	-	-	75	35,022
Total assets	$724,964	$4,327	$348	$4,983	$734,622
Liabilities and equity
Securities sold, not yet purchased	$7,577	$-	$-	$148	$7,725
Accrued expenses and other liabilities	161,394	1,146	32	2,567	165,139
Total debt	117,347	-	-	-	117,347
Redeemable noncontrolling interests	-	3,181	316	2,268	5,765
Total equity	438,646	-	-	-	438,646
Total liabilities and equity	$724,964	$4,327	$348	$4,983	$734,622

	December 31, 2012
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$189,743	$-	$865	$-	$190,608
Investments in securities	213,639	-	6,944	(1,740)	218,843
Investments in sponsored investment companies	61,852	-	20	-	61,872
Investments in partnerships	100,164	5,388	(8,003)	-	97,549
Receivable from brokers	25,972	-	1,480	23,203	50,655
Investment advisory fees receivable	42,425	9	(5)	-	42,429
Other assets	32,673	(2,986)	(1,000)	90	28,777
Total assets	$666,468	$2,411	$301	$21,553	$690,733
Liabilities and equity
Securities sold, not yet purchased	$3,033	$-	$-	$103	$3,136
Accrued expenses and other liabilities	76,135	384	21	6,395	82,935
Total debt	216,366	-	-	-	216,366
Redeemable noncontrolling interests	-	2,027	280	15,055	17,362
Total equity	370,934	-	-	-	370,934
Total liabilities and equity	$666,468	$2,411	$301	$21,553	$690,733

	September 30, 2012
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$287,806	$-	$879	$-	$288,685
Investments in securities	222,489	-	6,908	6,048	235,445
Investments in sponsored investment companies	64,223	-	-	-	64,223
Investments in partnerships	109,801	1,540	(8,737)	-	102,604
Receivable from brokers	27,597	-	1,255	26,307	55,159
Investment advisory fees receivable	29,182	6	(1)	-	29,187
Other assets	23,047	9	-	212	23,268
Total assets	$764,145	$1,555	$304	$32,567	$798,571
Liabilities and equity
Securities sold, not yet purchased	$3,879	$-	$-	$(23)	$3,856
Accrued expenses and other liabilities	100,774	68	30	14,123	114,995
Total debt	216,118	-	-	-	216,118
Redeemable noncontrolling interests	-	1,487	274	18,467	20,228
Total equity	443,374	-	-	-	443,374
Total liabilities and equity	$764,145	$1,555	$304	$32,567	$798,571

The following table includes the net impact by line item on the condensed consolidated statements of income for each category of entity consolidated (in thousands):

	Three Months Ended September 30, 2013
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$96,620	$(8)	$(1)	$(234)	$96,377
Total expenses	63,400	46	11	192	63,649
Operating income	33,220	(54)	(12)	(426)	32,728
Total other income, net	17,404	94	31	462	17,991
Income before income taxes	50,624	40	19	36	50,719
Income tax provision	17,515	-	-	-	17,515
Net income	33,109	40	19	36	33,204
Net income attributable to noncontrolling interests	11	40	19	36	106
Net income attributable to GAMCO	$33,098	$-	$-	$-	$33,098

	Three Months Ended September 30, 2012
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$82,489	$(2)	$(1)	$(255)	$82,231
Total expenses	52,976	28	11	204	53,219
Operating income	29,513	(30)	(12)	(459)	29,012
Total other income, net	(2,032)	78	34	474	(1,446)
Income before income taxes	27,481	48	22	15	27,566
Income tax provision	8,467	-	-	-	8,467
Net income	19,014	48	22	15	19,099
Net income attributable to noncontrolling interests	10	48	22	15	95
Net income attributable to GAMCO	$19,004	$-	$-	$-	$19,004

	Nine Months Ended September 30, 2013
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$275,689	$(20)	$(2)	$(819)	$274,848
Total expenses	178,858	134	36	581	179,609
Operating income	96,831	(154)	(38)	(1,400)	95,239
Total other income, net	33,125	228	79	1,559	34,991
Income before income taxes	129,956	74	41	159	130,230
Income tax provision	46,434	-	-	-	46,434
Net income	83,522	74	41	159	83,796
Net income attributable to noncontrolling interests	(14)	74	41	159	260
Net income attributable to GAMCO	$83,536	$-	$-	$-	$83,536

	Nine Months Ended September 30, 2012
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$245,771	$(4)	$(2)	$(761)	$245,004
Total expenses	158,146	76	30	361	158,613
Operating income	87,625	(80)	(32)	(1,122)	86,391
Total other income, net	1,151	175	51	1,069	2,446
Income before income taxes	88,776	95	19	(53)	88,837
Income tax provision	30,909	-	-	-	30,909
Net income	57,867	95	19	(53)	57,928
Net income attributable to noncontrolling interests	(78)	95	19	(53)	(17)
Net income attributable to GAMCO	$57,945	$-	$-	$-	57,945

Variable Interest Entities

We sponsor a number of investment vehicles where we are the general partner or investment manager.  Certain of these vehicles are VIEs, but we are not the primary beneficiary, in all but one case, because we do not absorb a majority of the entities' expected losses or expected returns, and they are, therefore, not consolidated.  We consolidate the one VIE where we are the primary beneficiary.  The Company has not provided any financial or other support to those VIEs where we are not the primary beneficiary.  The total net assets of these non-consolidated VIEs at September 30, 2013, December 31, 2012 and September 30, 2012 were $77.7 million, $75.0 million and $78.6 million, respectively.  Our maximum exposure to loss as a result of our involvement with the nonconsolidated VIEs is limited to the investment in one VIE and the deferred carried interest that we have in another.  On September 30, 2013, December 31, 2012 and September 30, 2012, we had an investment in one of the non-consolidated VIE offshore funds of approximately $9.9 million, $7.7 million and $8.2 million, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.  On September 30, 2013, December 31, 2012 and September 30, 2012, we had a deferred carried interest in one of the non-consolidated VIE offshore funds of approximately $45,000, $45,000 and $42,000, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.  Additionally, as the general partner or investment manager to these VIEs the Company earns fees in relation to these roles, which given a decline in AUMs of the VIEs would result in lower fee revenues earned by the Company which would be reflected on the condensed consolidated statement of income, condensed consolidated statement of financial condition and condensed consolidated statement of cash flows.

The assets of these VIEs may only be used to satisfy obligations of the VIEs.  The following table presents the balances related to the VIE that is consolidated and is included on the condensed consolidated statements of financial condition as well as GAMCO's net interest in this VIE:

	September 30, 2013	December 31, 2012	September 30, 2012
(In thousands)
Cash and cash equivalents	$1,082	$-	$-
Investments in partnerships	13,782	18,507	23,086
Accrued expenses and other liabilities	(1,088)	(3,010)	(15)
Redeemable noncontrolling interests	-	(411)	(962)
GAMCO's net interests in consolidated VIE	$13,776	$15,086	$22,109

E. Income Taxes

The effective tax rate for the three months ended September 30, 2013 was 34.5% compared to 30.7% for the prior year three month period.  The effective tax rate for the nine months ended September 30, 2013 was 35.7% compared to 34.8% for the prior year nine month period.  The third quarter 2012 rate included a benefit of 5.1% resulting from the difference between the tax and book basis of Subordinated Debentures repurchased, including the tender offer completed in July 2012.  The 2012 nine month rate included a benefit of 1.6% resulting from the difference between the tax and book basis of Subordinated Debentures repurchased, including the tender offer completed in July 2012.

F. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$33,098	$19,004	$83,536	$57,945
Weighted average shares outstanding	25,625	26,250	25,682	26,309
Basic net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$1.29	$0.72	$3.25	$2.20

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$33,098	$19,004	$83,536	$57,945

Weighted average share outstanding	25,625	26,250	25,682	26,309
Dilutive stock options and restricted stock awards	75	189	35	171
Total	25,700	26,439	25,717	26,480
Diluted net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$1.29	$0.72	$3.25	$2.19

G. Debt

Debt consists of the following:

	September 30, 2013		December 31, 2012		September 30, 2012
	Carrying	Fair Value	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2	Value	Level 2
(In thousands)
5.5% Senior notes	$-	$-	$99,000	$100,485	$99,000	$100,832
5.875% Senior notes	100,000	108,000	100,000	106,250	100,000	104,458
0% Subordinated debentures	17,347	19,349	17,366	19,638	17,118	19,612
Total	$117,347	$127,349	$216,366	$226,373	$216,118	$224,902

5.5% Senior notes

On May 15, 2003, the Company issued 10-year, $100 million senior notes, of which $99 million was outstanding at December 31, 2012 and September 30, 2012.  These senior notes matured and were repaid on May 15, 2013.  They paid interest semi-annually at 5.5%.

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

Zero coupon Subordinated debentures due December 31, 2015

On December 31, 2010, the Company issued $86.4 million in par value of five year zero coupon subordinated debentures due December 31, 2015 ("Debentures") to its shareholders of record on December 15, 2010 through the declaration of a special dividend of $3.20 per share.  The Debentures have a par value of $100 and are callable at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed.  There were no repurchases during the three month period ended September 30, 2013.  During the three months ended September 30, 2012, the Company repurchased 645,779 Debentures having a face value of $64.6 million.  The redemption was accounted for as an extinguishment of debt and resulted in a loss of $6.3 million, which was included in extinguishment of debt on the condensed consolidated statements of income.  During the nine month periods ended September 30, 2013 and September 30, 2012, the Company repurchased 11,974 Debentures and 646,008 Debentures, respectively, having a face value of $1.2 million and $64.6 million, respectively. The redemptions were accounted for as extinguishments of debt and resulted in a loss of $137,000 and a loss of $6.3 million, respectively.  Gains and losses from the extinguishment of debt are included in net gain/(loss) from investments on the condensed consolidated statements of income.  The debt is being accreted to its face value using the effective rate on the date of issuance of 7.45%.  At September 30, 2013, December 31, 2012 and September 30, 2012, the debt was recorded at its accreted value of $17.3 million, $17.4 million and $17.1 million, respectively.

The fair value of the Company's debt, which is a Level 2 valuation, is estimated based on either quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  Inputs in these standard models include credit rating, maturity and interest rate.

On May 30, 2012, the Securities and Exchange Commission ("SEC") declared effective the "shelf" registration statement filed by the Company.  The "shelf" provides the Company with the flexibility of issuing any combination of senior and subordinated debt securities, convertible securities and common and preferred securities up to a total amount of $500 million and replaced the existing shelf registration which expired in July 2012.  As of September 30, 2013, $400 million is available on the shelf, which will expire in May 2015.

H. Stockholders' Equity

Shares outstanding were 26.0 million, 25.7 million and 26.6 million on September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

Dividends

	Payment Date	Record Date	Amount	Type

Three months ended March 31, 2013	March 26, 2013	March 12, 2013	$0.05	Regular
Three months ended June 30, 2013	June 25, 2013	June 11, 2013	$0.05	Regular
Three months ended September 30, 2013	September 24, 2013	September 10, 2013	$0.06	Regular
Nine months ended September 30, 2013			$0.16

Three months ended March 31, 2012	March 27, 2012	March 13, 2012	$0.04	Regular
Three months ended June 30, 2012	June 26, 2012	June 12, 2012	$0.04	Regular
Three months ended June 30, 2012	June 26, 2012	June 12, 2012	$0.25	Special
Three months ended September 30, 2012	September 25, 2012	September 11, 2012	$0.05	Regular
Three months ended September 30, 2012	September 25, 2012	September 11, 2012	$0.25	Special
Nine months ended September 30, 2012			$0.63

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

Stock Award and Incentive Plan

The Company maintains two plans approved by the shareholders, which are designed to provide incentives which will attract and retain individuals key to the success of GAMCO through direct or indirect ownership of our common stock.  Benefits under the Plans may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards.  A maximum of 1.5 million shares of Class A Stock have been reserved for issuance under each of the Plans by a committee of the Board of Directors responsible for administering the Plans ("Compensation Committee").  Under the Plans, the committee may grant restricted stock awards ("RSA") and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine.  Options granted under the plans typically vest 75% after three years and 100% after four years from the date of grant and expire after ten years.  RSA shares granted under the Plans prior to 2013 vested 30% after three years and 100% after five years while RSAs granted during 2013 vest 30% after three years and 10% each year after years four through ten.

On August 6, 2013, the Company approved the granting of 431,700 RSA shares at a grant date fair value of $57.86 per share.  On January 3, 2012, the Company approved the granting of 105,300 RSA shares at a grant date fair value of $43.49 per share.  As of September 30, 2013 and September 30, 2012, there were 427,700 and 371,500 RSA shares outstanding, respectively, that were previously issued at an average weighted grant price of $57.86 and $45.15, respectively.  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA award, and approved by the Compensation Committee.  For the RSA grant issued in 2013 this expense, net of forfeitures, was recognized over the vesting period for these awards which is 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  For the RSA grants issued prior to 2013 this expense, net of forfeitures, was recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant.  During the vesting period, dividends to RSA holders were being held for them until the RSA vesting dates and were forfeited if the grantee was no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, were charged to retained earnings on the declaration date.  During November 2012, the Board of Directors accelerated the lapsing of restrictions on all outstanding RSAs resulting in recognition of $10.1 million in stock compensation expense during 2012 that would have been recorded in 2013 through 2016.  There were no RSAs outstanding at December 31, 2012.

For the three months ended September 30, 2013 and September 30, 2012, we recognized stock-based compensation expense of $0.7 million and $0.9 million, respectively.  For the nine months ended September 30, 2013 and September 30, 2012, we recognized stock-based compensation expense of $0.8 million and $2.6 million, respectively.  Actual and projected stock-based compensation expense for RSA shares and options for the years ended December 31, 2012 through December 31, 2023 (based on awards currently issued or granted) is as follows ($ in thousands):

	2012	2013	2014	2015	2016	2017
Q1	$871	$15	$1,096	$1,090	$1,089	$558
Q2	869	15	1,092	1,089	1,089	558
Q3	875	741	1,092	1,089	735	471
Q4	10,968	1,104	1,092	1,089	558	428
Full Year	$13,583	$1,875	$4,372	$4,357	$3,471	$2,015

	2018	2019	2020	2021	2022	2023
Q1	$428	$325	$240	$168	$105	$50
Q2	428	325	240	168	105	50
Q3	359	268	192	126	68	17
Q4	325	240	168	105	50	-
Full Year	$1,540	$1,158	$840	$567	$328	$117

The total compensation cost related to non-vested options not yet recognized is approximately $19.9 million as of September 30, 2013.  There were no options exercised for the three months ended September 30, 2013.  For the three months ended September 30, 2012, proceeds from the exercise of 24,977 stock options were $723,000 resulting in a tax benefit to GAMCO of $84,000.  For the nine months ended September 30, 2013 and 2012, proceeds from the exercise of 2,623 and 26,977 stock options, respectively, were $76,000 and $781,000, respectively, resulting in a tax benefit to GAMCO of $16,000 and $87,000, respectively.  The Company recognized $21,000 in tax benefits from 3,900 RSAs that vested during the nine months ended September 30, 2012.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  On February 5, 2013, our Board of Directors authorized an incremental 500,000 shares to be added to the current buyback authorization.  For the three months ended September 30, 2013 and September 30, 2012, the Company repurchased 40,857 shares and 47,426 shares, respectively, at an average price per share of $72.40 and $47.79, respectively.  For the nine months ended September 30, 2013 and September 30, 2012, the Company repurchased 159,259 shares and 275,528 shares, respectively, at an average price per share of $57.97 and $44.94, respectively.  From the inception of the program through September 30, 2013, 8,641,624 shares have been repurchased at an average price of $41.95 per share.  At September 30, 2013, the total shares available under the program to be repurchased in the future were 493,184.

I. Goodwill and Identifiable Intangible Assets

At September 30, 2013, $3.5 million of goodwill is reflected within other assets on the condensed consolidated statements of financial condition with $3.3 million related to a 94%-owned subsidiary, Gabelli Securities, Inc. and $0.2 million related to G.distributors, LLC.  The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required.  There were no indicators of impairment for the three months ended September 30, 2013 or September 30, 2012, and as such there was no impairment analysis performed or charge recorded.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund in 2008 and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the condensed consolidated statements of financial condition at September 30, 2013, December 31, 2012 and September 30, 2012.  The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2014.  The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant.  There were no indicators of impairment for the three months ended September 30, 2013 or September 30, 2012, and as such there was no impairment analysis performed or charge recorded.

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

The Company indemnifies the clearing brokers of G.research, Inc. (formerly known as Gabelli & Company, Inc.), our broker-dealer subsidiary, for losses they may sustain from the customer accounts that trade on margin introduced by it.  At September 30, 2013, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements and believes the likelihood of a claim being made is remote.  The Company's estimate of the value of such agreements is de minimis, and therefore an accrual has not been made on the condensed consolidated financial statements.

K. Shareholder-Designated Contribution Plan

During the first quarter of 2013, the Company recorded a charge of $5.0 million, or $0.11 per diluted share, net of management fee and tax benefit, related to a newly-adopted Shareholder Designated Charitable Contribution program.  Under the program, each shareholder will be eligible to designate a charity to which the company will make a donation based upon the actual number of shares registered in the shareholder's name.  Shares held in nominee or street name are not eligible to participate.  Annually, the Board of Directors determines amounts, if any, which will be contributed per registered share.  The Board approved an initial contribution for 2013 of $0.25 per registered share.  The Company recorded the initial $5.0 million charge, which is included in accrued expenses and other liabilities in the condensed consolidated statements of financial condition, based on the number of registered shares at the adoption of the program.  Based upon the number of registered shares that participated in the program, the Company recorded an additional charge of $0.3 million, or $0.01 per diluted share, net of management fee and tax benefit, during the third quarter of 2013.  For the nine months ended September 30, 2013, the Company recorded a charge of $5.3 million, or $0.12 per diluted share, net of management fee and tax benefit.

L. Subsequent Events

From October 1, 2013 to November 6, 2013, the Company repurchased 7,000 shares at $70.24 per share.  On November 6, 2013, the Board of Directors increased the authorization under the Stock Repurchase Program by an additional 500,000 shares.  As a result, there are 986,184 shares available to be repurchased under this existing buyback plan at November 6, 2013.

The Company filed a proxy on October 29, 2013 to approve changing the Company's state of incorporation to Delaware from New York and to approve an amendment to the Company's 2002 Stock Award and Incentive Plan to increase the number of shares of Class A Common Stock authorized and reserved for issuance thereunder by 2 million shares.

On November 6, 2013, GAMCO's Board of Directors declared a special dividend of $0.50 per share and a regular quarterly dividend of $0.06 per share both payable on December 24, 2013 to its Class A and Class B shareholders of record on December 10, 2013.

On November 6, 2013, GAMCO's Board of Directors approved a contribution under its Shareholder Designated Charitable Contribution program of $0.25 per share for all eligible shares of record on December 31, 2013.  Based on the estimated participation of shareholders in this program, the Company expects to record a $5.3 million charge during the fourth quarter of 2013.

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

Our revenues are highly correlated to the level of assets under management and fees associated with our various investment products, rather than our own corporate assets.  Assets under management, which are directly influenced by the level and changes of the overall equity markets, can also fluctuate through acquisitions, the creation of new products, the addition of new accounts or the loss of existing accounts.  Since various equity products have different fees, changes in our business mix may also affect revenues.  Stated another way, our ability to enhance client assets on a risk-adjusted basis, and for taxable provate wealth clients, on a tax adjusted basis, will continue to have an impact on our level of assets under management and hence, on revenues.

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

Assets under management ("AUM") were $43.5 billion as of September 30, 2013, an increase of 7.5% from AUM of $40.5 billion at June 30, 2013 and an increase of 17.8% from the September 30, 2012 AUM of $36.9 billion.  The third quarter 2013 AUM increased $3.0 billion and consisted of market appreciation of $2.6 billion, net cash inflows of $618 million and recurring distributions, net of reinvestments, from open-end and closed-end funds of $146 million.  Average total AUM was $42.6 billion in the 2013 quarter versus $36.4 billion in the prior year period, an increase of 17.0%.  Average AUM in our open-end equity funds, a key driver to our investment advisory fees, was $15.1 billion in the third quarter of 2013, rising 19.8% from the 2012 quarter average AUM of $12.6 billion.

In addition to management fees, we earn incentive fees for certain institutional client assets, certain assets attributable to preferred issues of our closed-end funds and to our GDL Fund (NYSE: GDL) and investment partnership assets.  As of September 30, 2013, assets with incentive based fees were $4.1 billion, 5.1% higher than the $3.9 billion on June 30, 2013 and 2.5% higher than the $4.0 billion on September 30, 2012.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 3rd Quarter 2013
				Fund
		Market		distributions,
	June 30,	appreciation/	Net cash	net of	September 30,
	2013	(depreciation)	flows	reinvestments	2013
Equities:
Open-end Funds	$14,188	$924	$497	$(28)	$15,581
Closed-end Funds	6,409	374	56	(118)	6,721
Institutional & PWM - direct	14,069	946	11	-	15,026
Institutional & PWM - sub-advisory	3,185	294	24	-	3,503
Investment Partnerships	778	17	10	-	805
SICAV (a)	93	2	(1)	-	94
Total Equities	38,722	2,557	597	(146)	41,730
Fixed Income:
Money-Market Fund	1,689	-	25	-	1,714
Institutional & PWM	67	-	(4)	-	63
Total Fixed Income	1,756	-	21	-	1,777
Total Assets Under Management	$40,478	$2,557	$618	$(146)	$43,507

The Company reported Assets Under Management as follows (in millions):

Table II: Fund Flows - Nine months ended September 30, 2013
				Fund
		Market		distributions,
	December 31,	appreciation/	Net cash	net of	September 30,
	2012	(depreciation)	flows	reinvestments	2013
Equities:
Open-end Funds	$12,502	$2,053	$1,116	$(90)	$15,581
Closed-end Funds	6,288	627	152	(346)	6,721
Institutional & PWM - direct	12,030	2,789	207	-	15,026
Institutional & PWM - sub-advisory	2,924	679	(100)	-	3,503
Investment Partnerships	801	30	(26)	-	805
SICAV (a)	119	4	(29)	-	94
Total Equities	34,664	6,182	1,320	(436)	41,730
Fixed Income:
Money-Market Fund	1,681	-	33	-	1,714
Institutional & PWM	60	-	3	-	63
Total Fixed Income	1,741	-	36	-	1,777
Total Assets Under Management	$36,405	$6,182	$1,356	$(436)	$43,507

Table III: Assets Under Management
	September 30,	September 30,	%
	2012	2013	Inc.(Dec.)
Equities:
Open-end Funds	$12,758	$15,581	22.1%
Closed-end Funds	6,365	6,721	5.6
Institutional & PWM - direct	12,189	15,026	23.3
Institutional & PWM - sub-advisory	2,912	3,503	20.3
Investment Partnerships	785	805	2.5
SICAV (a)	121	94	(22.3)
Total Equities	35,130	41,730	18.8
Fixed Income:
Money-Market Fund	1,752	1,714	(2.2)
Institutional & PWM	63	63	-
Total Fixed Income	1,815	1,777	(2.1)
Total Assets Under Management	$36,945	$43,507	17.8%

Table IV: Assets Under Management by Quarter
						% Increase/
						(decrease) from
	9/12	12/12	3/13	6/13	9/13	9/12	6/13
Equities:
Open-end Funds	$12,758	$12,502	$13,813	$14,188	$15,581	22.1%	9.8%
Closed-end Funds	6,365	6,288	6,557	6,409	6,721	5.6	4.9
Institutional & PWM - direct	12,189	12,030	13,690	14,069	15,026	23.3	6.8
Institutional & PWM - sub-advisory	2,912	2,924	3,299	3,185	3,503	20.3	10.0
Investment Partnerships	785	801	796	778	805	2.5	3.5
SICAV (a)	121	119	113	93	94	(22.3)	1.1
Total Equities	35,130	34,664	38,268	38,722	41,730	18.8	7.8
Fixed Income:
Money-Market Fund	1,752	1,681	1,758	1,689	1,714	(2.2)	1.5
Institutional & PWM	63	60	64	67	63	-	(6.0)
Total Fixed Income	1,815	1,741	1,822	1,756	1,777	(2.1)	1.2
Total Assets Under Management	$36,945	$36,405	$40,090	$40,478	$43,507	17.8%	7.5%

(a) Includes $102 million, $104 million, $99 million, $90 million and $92 million of proprietary seed capital at September 30, 2012,
December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013, respectively.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared To Three Months Ended September 30, 2012

(Unaudited; in thousands, except per share data)
	2013	2012
Revenues
Investment advisory and incentive fees	$80,438	$67,790
Distribution fees and other income	13,545	11,139
Institutional research services	2,394	3,302
Total revenues	96,377	82,231
Expenses
Compensation	39,803	32,948
Management fee	5,629	3,056
Distribution costs	12,769	10,386
Other operating expenses	5,448	6,829
Total expenses	63,649	53,219
Operating income	32,728	29,012
Other income (expense)
Net gain from investments	19,334	7,525
Extinguishment of debt	-	(6,305)
Interest and dividend income	1,134	920
Interest expense	(2,164)	(3,586)
Shareholder-designated contribution	(313)	-
Total other income (expense), net	17,991	(1,446)
Income before income taxes	50,719	27,566
Income tax provision	17,515	8,467
Net income	33,204	19,099
Net income attributable to noncontrolling interests	106	95
Net income attributable to GAMCO Investors, Inc.'s shareholders	$33,098	$19,004

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.29	$0.72
Diluted	$1.29	$0.72

Overview

Net income attributable to shareholders of GAMCO for the quarter was $33.1 million or $1.29 per fully diluted share versus $19.0 million or $0.72 per fully diluted share in the prior year's quarter.  The quarter to quarter comparison was positively impacted by higher revenues, lower interest expense and higher income from gains realized from certain of our proprietary investments.

Revenues

Investment advisory and incentive fees for the third quarter 2013 were $80.4 million, 18.6% above the comparable 2012 figure of $67.8 million.  Open-end fund revenues increased by 19.6% to $37.3 million from $31.2 million in third quarter 2012 driven by a 19.8% increase in average open-end equity AUM.  Our closed-end fund revenues, excluding incentive fees, rose 13.5% to $14.3 million in the third quarter 2013 from $12.6 million in 2012 due to a 13.9% increase in non-performance fee based average AUM.  During the third quarter of 2012, we earned $0.5 million in performance based fees.  There were no such fees earned during the 2013 quarter.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, increased $5.2 million, or 24.1%, to $26.8 million from $21.6 million in third quarter 2012.  Incentive fees increased to $0.5 million in the 2013 quarter from $0.3 million in the prior year period.  Investment partnership revenues were $1.5 million, a decrease of 6.3% from $1.6 million in third quarter 2012.

Open-end fund distribution fees and other income were $13.5 million for the third quarter 2013, an increase of $2.4 million or 21.6% from $11.1 million in the prior year period, primarily due to higher quarterly average AUM in open-end equity funds that generate distribution fees and increased level of sales of load shares of mutual funds.

Our institutional research revenues were $2.4 million in the third quarter 2013 versus $3.3 million in the prior year period.  Although commission revenues were higher in most areas of that business, dealer manager fee revenues from underwriting closed-end fund offerings declined $1.2 million from the prior year period.

Expenses

Compensation costs, which are largely variable, were $39.8 million or 21.0% higher than prior year compensation costs of $32.9 million.  The quarter over quarter increase was comprised of variable compensation of $5.3 million related to the increased levels of AUM and $1.7 million in fixed compensation partially offset by a $0.1 million decrease in amortization expense for RSAs.

Management fee expense, which is wholly variable and based on pretax income, increased to $5.6 million in the third quarter of 2013 from $3.1 million in the 2012 period.

Distribution costs were $12.8 million, an increase of $2.4 million or 23.1% from $10.4 million in the prior year's period.  The increase in distribution costs was driven by increased AUM, largely from the direct to intermediary channel, which resulted in an increase in payments to third-party distributors of $2.2 million.

Other operating expenses were $5.4 million in the third quarter of 2013, a decrease of $1.4 million, or 20.6%, from $6.8 million in the third quarter of 2012.  The quarter to quarter comparison was impacted by decreases in charitable contributions as well as higher insurance reimbursements for legal and regulatory costs previously incurred and expensed.

Operating income for the third quarter of 2013 was $32.7 million, an increase of $3.7 million, or 12.8%, from the third quarter 2012's $29.0 million.  Operating income, as a percentage of revenues, was 34.0% in the 2013 quarter as compared to 35.3% in the 2012 quarter.

Other

Total other income, net of interest expense, was $18.0 million for the third quarter 2013 versus an expense of $1.4 million in the prior year's quarter.  Realized and unrealized gains in our trading portfolio were $19.3 million in the 2013 quarter, an increase of $11.8 million from the $7.5 million reported in the 2012 quarter.  Included in the 2012 results are $6.3 million in charges related to total purchases of $64.6 million (face value) of the Company's 0% Subordinated Debentures due 2015.  We had repurchased $64.1 million (face value) of these 0% Subordinated Debentures through a tender offer which was completed in July 2012.  Interest and dividend income increased by $0.2 million.  Interest expense decreased by $1.4 million to $2.2 million in the third quarter of 2013 from $3.6 million in third quarter of 2012 due to a decrease in total average debt outstanding.  On May 15, 2013, the $99 million of 5.5% Senior notes matured and were repaid.

The effective tax rate ("ETR") for the three months ended September 30, 2013 and September 30, 2012 were 34.5% and 30.7%, respectively.  The 2012 ETR included a benefit of 5.1% resulting from the difference between the tax and book basis of Subordinated Debentures repurchased, largely through a tender offer completed in July 2012.  In 2013 the ETR benefitted from an increase in donations of appreciated securities.

Nine Months Ended September 30, 2013 Compared To Nine Months Ended September 30, 2012

(Unaudited; in thousands, except per share data)
	2013	2012
Revenues
Investment advisory and incentive fees	$230,488	$202,783
Distribution fees and other income	37,420	33,768
Institutional research services	6,940	8,453
Total revenues	274,848	245,004
Expenses
Compensation	113,214	100,423
Management fee	14,455	9,855
Distribution costs	35,650	30,575
Other operating expenses	16,290	17,760
Total expenses	179,609	158,613
Operating income	95,239	86,391
Other income (expense)
Net gain from investments	43,903	17,234
Extinguishment of debt	(137)	(6,307)
Interest and dividend income	4,986	3,938
Interest expense	(8,448)	(12,419)
Shareholder-designated contribution	(5,313)	-
Total other income, net	34,991	2,446
Income before income taxes	130,230	88,837
Income tax provision	46,434	30,909
Net income	83,796	57,928
Net income/(loss) attributable to noncontrolling interests	260	(17)
Net income attributable to GAMCO Investors, Inc.'s shareholders	$83,536	$57,945

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$3.25	$2.20
Diluted	$3.25	$2.19

Overview

Net income attributable to shareholders of GAMCO for the first nine months of 2013 was $83.5 million or $3.25 per fully diluted share versus $57.9 million or $2.19 per fully diluted share in the prior year's first nine months.   Included in the 2013 results is a $5.3 million charge, or $0.12 per diluted share, net of management fee and tax benefit, for our shareholder designated charitable contribution program.  The period to period comparison, excluding this charge, benefitted from higher revenues, lower interest expense, lower loss on extinguishment of debt and higher income from gains realized from certain of our proprietary investments.

Revenues

Investment advisory and incentive fees for the nine months ended September 30, 2013 were $230.5 million, 13.7% above the comparable 2012 figure of $202.8 million.  Open-end fund revenues increased by 11.3% to $103.8 million from $93.3 million in first nine months of 2012 driven by a 12.0% increase in average open-end equity AUM.  Our closed-end fund revenues, excluding incentive fees, rose 13.9% to $41.8 million in the first nine months of 2013 from $36.7 million in 2012 due to a 13.9% increase in non-performance fee based average AUM.  During the third quarter of 2012, we earned $0.5 million in performance based fees.  There were no such fees earned during the 2013 quarter.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, increased $11.2 million, or 17.5%, to $75.3 million from $64.1 million in first nine months of 2012.  During the 2013 period, we earned $5.2 million in incentive fees, an increase of $1.3 million from $3.9 million earned in the 2012 period.  Investment partnership revenues were $4.4 million, an increase of 2.3% from $4.3 million for the nine months ended September 30, 2012 resulting from an increase in average AUM.

Open-end fund distribution fees and other income were $37.4 million for the first nine months of 2013, an increase of $3.6 million or 10.7% from $33.8 million in the prior year period, primarily due to higher quarterly average AUM in open-end equity funds that generate distribution fees and an increased level of sales of load shares of mutual funds.

Our institutional research revenues were $6.9 million in the first nine months of 2013 versus $8.5 million in the prior year period.  Revenues were lower despite an increase in commissions from trading activities of $0.5 million due to decreased dealer manager fees from underwriting closed-end fund offerings which totaled $2.1 million.

Expenses

Compensation costs, which are largely variable, were $113.2 million or 12.7% higher than prior year compensation costs of $100.4 million.  The period over period increase was comprised of variable compensation of $11.5 million related to the increased levels of AUM and $3.1 million in fixed compensation partially offset by $1.8 million decrease in amortization expense for RSAs.

Management fee expense, which is wholly variable and based on pretax income, increased to $14.5 million for the nine months ended September 30, 2013 from $9.9 million in the 2012 period.

Distribution costs were $35.7 million, an increase of $5.1 million or 16.7% from $30.6 million in the prior year's period.  This increase in distribution costs was largely due to an increase in payments to third-party distributors of $6.2 million partially offset by lower amortization of upfront commissions paid to third-party distributors of $0.9 million and a reduction in expense reimbursements to our open-end funds of $0.4 million.

Other operating expenses were $16.3 million in the first nine months of 2013, a decrease of $1.5 million, or 8.4%, from $17.8 million in the first nine months of 2012.  The decrease was principally the result of decreases in charitable contributions as well as higher insurance reimbursements for legal and regulatory costs previously incurred and expensed.

Operating income for the first nine months of 2013 was $95.2 million, an increase of $8.8 million, or 10.2%, from 2012's $86.4 million.  Operating income, as a percentage of revenues, was 34.7% in the 2013 period as compared to 35.3% in the 2012 period.

Other

Total other income, net of interest expense, was $35.0 million for the first nine months of 2013 versus $2.4 million in the prior year's period.  Realized and unrealized gains in our trading portfolio were $43.9 million in the 2013 period, $26.7 million higher than the $17.2 million reported in the 2012 period.  Interest and dividend income was higher by $1.1 million.  Interest expense decreased by $4.0 million to $8.4 million in the 2013 period from $12.4 million in 2012 due to a decrease in total average debt outstanding.  On May 15, 2013, the $99 million of 5.5% Senior notes matured, and were repaid.  Additionally, during the third quarter of 2012, we reduced our overall debt through the repurchase of $64.1 million (face value) five year zero coupon subordinated debentures due 2015 ("Debentures") incurring a $6.3 million loss on extinguishment of debt.  The 2013 period includes a $5.3 million charge related to the newly established Shareholder-designated charitable contribution program in which registered shareholders have the opportunity to participate in determining which 501(c)(3) organizations will receive company contributions.

The effective tax rate for the nine months ended September 30, 2013 and 2012 were 35.7% and 34.8%, respectively.  The 2012 ETR included a benefit of 1.6% resulting from the difference between the tax and book basis of Subordinated Debentures repurchased, including those acquired through the tender offer completed in July 2012.  In 2013 the ETR benefitted from an increase in donations of appreciated securities.

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments, securities held for investment purposes, investments in open- and closed-end funds and investment partnerships.  Cash and cash equivalents are comprised primarily of 100% U.S. Treasury money market funds managed by GAMCO.  Although investments in partnerships and offshore funds are subject to restrictions on the timing of distributions, the underlying investments of such partnerships or funds are, for the most part, liquid, and the valuations of these products reflect that underlying liquidity.

Summary cash flow data is as follows:
	Nine months ended
	September 30,
	2013	2012
Cash flows provided by (used in):	(in thousands)
Operating activities	$155,493	$79,185
Investing activities	25,089	3,454
Financing activities	(125,779)	(70,282)
Effect of exchange rates on cash and cash equivalents	-	(12)
Net increase	54,803	12,345
Cash and cash equivalents at beginning of period	190,608	276,340
Cash and cash equivalents at end of period	$245,411	$288,685

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

At September 30, 2013, we had total cash and cash equivalents of $245.4 million, an increase of $54.8 million from December 31, 2012.  Cash and cash equivalents of $1.4 million and investments in securities of $7.4 million held by consolidated investment partnerships and offshore funds may not be readily available for the Company to access.  Total debt outstanding at September 30, 2013 was $117.3 million, consisting of $17.3 million in Debentures, with a face value of $20.5 million, and $100 million of 5.875% senior notes due 2021.

For the nine months ended September 30, 2013, cash provided by operating activities was $155.5 million, an increase of $76.3 million from cash provided in the prior year period of $79.2 million.  Cash was provided through an increase in net income of $25.9 million, a $59.3 million increase in compensation payable, a $41.0 million decrease in receivable from brokers, a decrease in contributions to partnerships of $16.8 million, a $8.3 million decrease in investment advisory fees receivable and a $6.5 million increase in income taxes payable and deferred tax liabilities.  Reducing cash was an $18.5 million decrease in distributions from partnerships, a $14.7 million increase in gains from sales of available for sale securities and a $16.9 million decrease in payable to brokers, an $11.7 million increase in trading investments and $19.7 million from other sources.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $25.1 million in the first nine months of 2013.  Cash used in financing activities in the first nine months of 2013 was $125.8 million, including $99.0 million used to repay the 5.5% Senior notes that matured on May 15, 2013, $4.1 million paid in dividends, $9.2 million paid for the purchase of treasury stock and $11.9 million in net redemptions from redeemable noncontrolling interests.

For the nine months ended September 30, 2012, cash provided by operating activities was $79.2 million.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $3.5 million in the first nine months of 2012.  Cash used in financing activities in the first nine months of 2012 was $70.3 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

We have two broker-dealers, G.research and G.distributors, which are subject to certain net capital requirements.  Both broker-dealers compute their net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for each broker-dealer at September 30, 2013.  At September 30, 2013, G.research had net capital, as defined, of approximately $4.6 million, exceeding the regulatory requirement by approximately $4.4 million, and G.distributors had net capital, as defined, of approximately $3.5 million, exceeding the regulatory requirement by approximately $3.2 million.  Net capital requirements for our affiliated broker-dealers may increase in accordance with rules and regulations to the extent they engage in other business activities.

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

With respect to our proprietary investment activities, included in investments in securities of $237.7 million and investments in sponsored registered investment companies of $43.7 million at September 30, 2013 were investments in United States Treasury Bills and Notes of $21.0 million, mutual funds and closed-end funds, largely invested in equity products, of $57.3 million, a selection of common and preferred stocks totaling $202.7 million, and other investments of approximately $0.4 million.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by the Chief Investment Officer.  Of the approximately $202.7 million invested in common and preferred stocks at September 30, 2013, $36.3 million represented our investment in Westwood Holdings Group Inc., and $72.4 million was invested by the Company in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Risk arbitrage generally involves announced deals with agreed upon terms and conditions, including pricing.  Risk arbitrage has many risks including, but not limited to, (i) deals not being completed, (ii) changes in terms, (iii) regulatory or country risk and (iv) delays in closing.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At September 30, 2013, the fair value of securities sold, not yet purchased was $7.7 million.  Investments in partnerships totaled $97.8 million at September 30, 2013, $52.0 million of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of September 30, 2013 and December 31, 2012.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At September 30, 2013:
Equity price sensitive investments, at fair value	$254,815	$229,334	$280,297
At December 31, 2012:
Equity price sensitive investments, at fair value	$273,271	$245,944	$300,598

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on September 30, 2013 cash and cash equivalent balance of $245.4 million, a 1% increase in interest rates would increase our interest income by $2.5 million annually.  Given that our current return on these cash equivalent investments is approximately 0.01% annually, an analysis of a 1% decrease is not meaningful.

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

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At September 30, 2013, we had equity investments, including mutual funds largely invested in equity products, of $281.4 million.  Investments in mutual funds and closed-end funds, $57.3 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships totaled $97.8 million, of which $52.0 million were invested in partnerships which invest in risk arbitrage.  Risk arbitrage is primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value.  This portfolio holds stocks which have specific attributes which, in part, are influenced by changes in the equity markets.  The trading portfolio changes are recorded as net gain from investments in the condensed consolidated statements of income while the available for sale portfolio changes are recorded in other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Co-Chief Accounting Officers ("CAOs"), to allow timely decisions regarding required disclosure.  Our CEO, CFO, and CAOs participated in this evaluation and concluded that, as of the date of September 30, 2013, our disclosure controls and procedures were effective.

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

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended September 30, 2013:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
7/01/13 - 7/31/13	-	$-	-	534,041
8/01/13 - 8/31/13	1,945	58.14	1,945	532,096
9/01/13 - 9/30/13	38,912	73.11	38,912	493,184
Totals	40,857	$72.40	40,857

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer	Title: Co-Chief Accounting Officer

Date: November 6, 2013	Date: November 6, 2013