Form 10-Q
period 2014-03-31
GAMCO INVESTORS, INC. ET AL
filed 2014-05-06
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.
Class	Outstanding at April 30, 2014
Class A Common Stock, .001 par value	6,610,015
Class B Common Stock, .001 par value	19,345,820

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended March 31, 2014 and 2013

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended March 31, 2014 and 2013

Condensed Consolidated Statements of Financial Condition:
- March 31, 2014
- December 31, 2013
- March 31, 2013

Condensed Consolidated Statements of Equity:
- Three months ended March 31, 2014 and 2013

Condensed Consolidated Statements of Cash Flows:
- Three months ended March 31, 2014 and 2013

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenues
Investment advisory and incentive fees	$87,797	$72,607
Distribution fees and other income	14,873	11,353
Institutional research services	1,807	2,221
Total revenues	104,477	86,181
Expenses
Compensation	43,897	35,652
Management fee	4,728	3,980
Distribution costs	13,963	11,010
Other operating expenses	5,390	4,812
Total expenses	67,978	55,454

Operating income	36,499	30,727
Other income (expense)
Net gain from investments	6,944	12,291
Interest and dividend income	1,141	1,345
Interest expense	(1,992)	(3,488)
Shareholder-designated contribution	-	(5,000)
Total other income, net	6,093	5,148
Income before income taxes	42,592	35,875
Income tax provision	14,616	13,195
Net income	27,976	22,680
Net income attributable to noncontrolling interests	22	135
Net income attributable to GAMCO Investors, Inc.'s shareholders	$27,954	$22,545

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.10	$0.88

Diluted	$1.09	$0.88

Weighted average shares outstanding:
Basic	25,481	25,742

Diluted	25,684	25,758

Dividends declared:	$0.06	$0.05

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013

Net income	$27,976	$22,680
Other comprehensive income, net of tax:
Foreign currency translation	8	(49)
Net unrealized gains/(losses) on securities available for sale (a)	(2,697)	6,040
Other comprehensive income / (loss)	(2,689)	5,991

Comprehensive income	25,287	28,671
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(22)	(135)

Comprehensive income attributable to GAMCO Investors, Inc.	$25,265	$28,536

(a) Net of income tax expense or (benefit) of ($1,584) and $3,547 for 2014 and 2013, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	March 31,	December 31,	March 31,
	2014	2013	2013
ASSETS
Cash and cash equivalents	$243,142	$210,451	$273,353
Investments in securities	234,414	231,228	229,286
Investments in sponsored registered investment companies	42,433	44,042	64,294
Investments in partnerships	105,849	95,992	94,260
Receivable from brokers	54,084	49,461	44,583
Investment advisory fees receivable	33,035	51,506	29,624
Income tax receivable	445	445	917
Other assets	26,418	26,360	24,312
Total assets	$739,820	$709,485	$760,629

LIABILITIES AND EQUITY
Payable to brokers	$11,370	$10,765	$15,059
Income taxes payable and deferred tax liabilities	41,427	39,846	34,292
Capital lease obligation	5,307	5,323	4,914
Compensation payable	41,447	34,663	34,676
Securities sold, not yet purchased	10,788	6,178	6,377
Mandatorily redeemable noncontrolling interests	1,337	1,355	1,343
Accrued expenses and other liabilities	30,658	32,511	34,537
Sub-total	142,334	130,641	131,198

5.5% Senior notes (repaid May 15, 2013)	-	0	99,000
5.875% Senior notes (due June 1, 2021)	100,000	100,000	100,000
Zero coupon subordinated debentures, Face value: $13.8 million at March 31, 2014 and
December 31, 2013 and $21.7 million at March 31, 2013 (due December 31, 2015)	12,098	11,911	17,688
Total liabilities	254,432	242,552	347,886

Redeemable noncontrolling interests	8,464	6,751	16,414
Commitments and contingencies (Note J)
Equity
GAMCO Investors, Inc. stockholders' equity
Preferred stock, $.001 par value; 10,000,000 shares authorized;
none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
15,071,087, 15,012,719 and 14,265,769 issued, respectively; 6,639,106,
6,701,930 and 6,147,532 outstanding, respectively	14	14	13
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 19,345,706, 19,384,174 and 19,564,174 shares
outstanding, respectively	19	19	20
Additional paid-in capital	285,215	282,496	280,196
Retained earnings	532,839	506,441	429,553
Accumulated other comprehensive income	27,550	30,239	32,291
Treasury stock, at cost (8,431,981, 8,310,789 and 8,118,237 shares, respectively)	(371,525)	(361,878)	(349,074)
Total GAMCO Investors, Inc. stockholders' equity	474,112	457,331	392,999
Noncontrolling interests	2,812	2,851	3,330
Total equity	476,924	460,182	396,329

Total liabilities and equity	$739,820	$709,485	$760,629

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the three months ended March 31, 2014

		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2013	$2,851	$33	$282,496	$506,441	$30,239	$(361,878)	$460,182	$6,751
Redemptions of
noncontrolling interests	-	-	-	-	-	-	-	-
Contributions from
noncontrolling
interests	-	-	-	-	-	-	-	1,652
Net income (loss)	(39)	-	-	27,954	-	-	27,915	61
Net unrealized gains on
securities available for sale,
net of income tax ($175)	-	-	-	-	297	-	297	-
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax benefit ($1,759)	-	-	-	-	(2,994)	-	(2,994)	-
Foreign currency translation	-	-	-	-	8	-	8	-
Dividends declared ($0.06 per
share)	-	-	-	(1,556)	-	-	(1,556)	-
Stock based compensation
expense	-	-	1,700	-	-	-	1,700	-
Exercise of stock options
including tax benefit ($173)	-	-	1,019	-	-	-	1,019	-
Purchase of treasury stock	-	-	-	-	-	(9,647)	(9,647)	-
Balance at March 31, 2014	$2,812	$33	$285,215	$532,839	$27,550	$(371,525)	$476,924	$8,464

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the three months ended March 31, 2013

		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2012	$3,326	$33	$280,089	$408,295	$26,300	$(347,109)	$370,934	$17,362
Redemptions of noncontrolling
interests	-	-	-	-	-	-	-	(2,298)
Contributions from
noncontrolling
interests	-	-	-	-	-	-	-	1,219
Net income (loss)	4	-	-	22,545	-	-	22,549	131
Net unrealized gains on
securities available for sale,
net of income tax ($3,823)	-	-	-	-	6,511	-	6,511	-
Amount reclassed from
accumulated other
comprehensive income,
net of income tax benefit ($276)	-	-	-	-	(471)	-	(471)	-
Foreign currency translation	-	-	-	-	(49)	-	(49)	-
Dividends declared ($0.05 per
share)	-	-	-	(1,287)	-	-	(1,287)	-
Stock based compensation
expense	-	-	15	-	-	-	15	-
Exercise of stock options
including tax benefit	-	-	92	-	-	-	92	-
Purchase of treasury stock	-	-	-	-	-	(1,965)	(1,965)	-
Balance at March 31, 2013	$3,330	$33	$280,196	$429,553	$32,291	$(349,074)	$396,329	$16,414

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Operating activities
Net income	$27,976	$22,680
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net gains from partnerships	(426)	795
Depreciation and amortization	169	202
Stock based compensation expense	1,700	15
Deferred income taxes	(1,318)	1,471
Tax benefit from exercise of stock options	173	16
Foreign currency translation gain/(loss)	8	(49)
Cost basis of donated securities	1,267	148
Gains on sales of available for sale securities	(1,612)	(597)
Accretion of zero coupon debentures	223	323
Loss on extinguishment of debt	5	-
(Increase) decrease in assets:
Investments in trading securities	(324)	(5,538)
Investments in partnerships:
Contributions to partnerships	(9,448)	(3,492)
Distributions from partnerships	17	5,987
Receivable from brokers	(4,623)	6,071
Investment advisory fees receivable	18,471	12,804
Income tax receivable and deferred tax assets	-	97
Other assets	(222)	3,227
Increase (decrease) in liabilities:
Payable to brokers	606	713
Income taxes payable and deferred tax liabilities	4,482	3,881
Compensation payable	6,783	24,141
Mandatorily redeemable noncontrolling interests	(18)	1
Accrued expenses and other liabilities	(1,898)	8,136
Total adjustments	14,015	58,352
Net cash provided by operating activities	$41,991	$81,032

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Investing activities
Purchases of available for sale securities	$(4,782)	$(4)
Proceeds from sales of available for sale securities	3,880	5,343
Return of capital on available for sale securities	323	611
Net cash (used in) provided by investing activities	(579)	5,950

Financing activities
Contributions from redeemable noncontrolling interests	1,652	1,219
Redemptions of redeemable noncontrolling interests	-	(2,298)
Proceeds from exercise of stock options	846	76
Repurchase of zero coupon subordinated debentures	(41)	-
Dividends paid	(1,528)	(1,287)
Purchase of treasury stock	(9,647)	(1,965)
Net cash used in financing activities	(8,718)	(4,255)
Effect of exchange rates on cash and cash equivalents	(3)	18
Net increase in cash and cash equivalents	32,691	82,745
Cash and cash equivalents at beginning of period	210,451	190,608
Cash and cash equivalents at end of period	$243,142	$273,353
Supplemental disclosures of cash flow information:
Cash paid for interest	$294	$285
Cash paid for taxes	$10,662	$7,272

Non-cash activity:
- For the three months ended March 31, 2014 and March 31, 2013, the Company accrued dividends on restricted stock awards of $28 and $0, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 from which the accompanying condensed consolidated financial statements were derived.
Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported on the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Recent Accounting Developments

We have considered all newly issued accounting guidance that is applicable to our operations and the preparation of our condensed consolidated statements, including that which we have not yet adopted. We do not believe that any such guidance has or will have a material effect on our financial position or results of operations.

B.  Investment in Securities

Investments in securities at March 31, 2014, December 31, 2013 and March 31, 2013 consisted of the following:

	March 31, 2014		December 31, 2013		March 31, 2013
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$25,989	$25,999	$37,986	$37,994	$49,970	$49,990
Common stocks	113,508	141,276	96,225	124,634	119,918	139,503
Mutual funds	21,131	23,404	21,074	23,285	1,073	1,655
Other investments	544	749	287	582	315	1,179
Total trading securities	161,172	191,428	155,572	186,495	171,276	192,327

Available for sale securities:
Common stocks	15,003	41,538	13,389	43,046	14,312	35,225
Mutual funds	700	1,448	843	1,687	1,014	1,734
Total available for sale securities	15,703	42,986	14,232	44,733	15,326	36,959

Total investments in securities	$176,875	$234,414	$169,804	$231,228	$186,602	$229,286

Securities sold, not yet purchased at March 31, 2014, December 31, 2013 and March 31, 2013 consisted of the following:

	March 31, 2014		December 31, 2013		March 31, 2013
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Trading securities:	(In thousands)
Common stocks	$8,837	$10,469	$5,319	$6,023	$5,163	$5,650
Other investments	85	319	-	155	86	727
Total securities sold, not yet purchased	$8,922	$10,788	$5,319	$6,178	$5,249	$6,377

Investments in sponsored registered investment companies at March 31, 2014, December 31, 2013 and March 31, 2013 consisted of the following:

	March 31, 2014		December 31, 2013		March 31, 2013
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Mutual funds	$19	$12	$19	$10	$19	$17
Total trading securities	19	12	19	10	19	17

Available for sale securities:
Closed-end funds	22,565	38,980	23,100	40,624	31,014	60,895
Mutual funds	1,939	3,441	1,951	3,408	2,047	3,382
Total available for sale securities	24,504	42,421	25,051	44,032	33,061	64,277

Total investments in sponsored
registered investment companies	$24,523	$42,433	$25,070	$44,042	$33,080	$64,294

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of the date of each statement of financial condition.  Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at the time of purchase are classified as cash equivalents.  A substantial portion of investments in securities is held for resale in anticipation of short-term market movements and therefore is classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses reported in current period earnings.  Available for sale ("AFS") investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of equity except for losses deemed to be other than temporary which are recorded as realized losses in the condensed consolidated statements of income.

The following table identifies all reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013  (in thousands):

Amount		Affected Line Item	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Three months ended March 31,
2014	2013
$1,612	$597	Net gain from investments	Realized gain / (loss) on sale of AFS securities
3,141	150	Other operating expenses	Realized gain / (loss) on donation of AFS securities
4,753	747	Income before income taxes
(1,759)	(276)	Income tax provision
$2,994	$471	Net income

The Company recognizes all derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments.  For the three months ended March 31, 2014 and 2013, the Company had transactions in equity derivatives which resulted in net losses of $190,000 and net gains of $281,000, respectively.  At March 31, 2014, December 31, 2013 and March 31, 2013, we held derivative contracts on 1.9 million equity shares, 1.3 million equity shares and 222,000 equity shares, respectively, and the fair value was ($107,000), $120,000 and $61,000, respectively; these are included in investments in securities in the condensed consolidated statements of financial condition.  These transactions are not designated as hedges for accounting purposes, and therefore changes in fair values of these derivatives are included in net gain/(loss) from investments in the condensed consolidated statements of income.

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

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Assets Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Swaps:	(in thousands)
March 31, 2014	$198	$-	$198	$(198)	$-	$-
December 31, 2013	275	-	275	(155)	-	120
March 31, 2013	$788	$-	$788	$(703)	$-	$85

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Liabilities Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Swaps:	(in thousands)
March 31, 2014	$277	$-	$277	$(198)	$-	$79
December 31, 2013	155	-	155	(155)	-	-
March 31, 2013	$703	$-	$703	$(703)	$-	$-

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of March 31, 2014, December 31, 2013 and March 31, 2013:

	March 31, 2014
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$15,003	$26,535	$-	$41,538
Closed-end Funds	22,565	16,477	(62)	38,980
Mutual funds	2,639	2,250	-	4,889
Total available for sale securities	$40,207	$45,262	$(62)	$85,407

	December 31, 2013
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$13,389	$29,657	$-	$43,046
Closed-end Funds	23,100	17,654	(130)	40,624
Mutual funds	2,794	2,325	(24)	5,095
Total available for sale securities	$39,283	$49,636	$(154)	$88,765

	March 31, 2013
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$14,312	$20,913	$-	$35,225
Closed-end Funds	31,014	29,884	(3)	60,895
Mutual funds	3,061	2,055	-	5,116
Total available for sale securities	$48,387	$52,852	$(3)	$101,236

Unrealized changes in fair value, net of taxes, for the three months ended March 31, 2014 and March 31, 2013 of ($2.7) million in losses and $6.0 million in gains, respectively, have been included in other comprehensive income, a component of equity, at March 31, 2014 and March 31, 2013.  Return of capital on available for sale securities was $0.3 million and $0.6 million for the three months ended March 31, 2014 and March 31, 2013, respectively.  Proceeds from sales of investments available for sale were approximately $3.9 million and $5.3 million for the three months ended March 31, 2014 and March 31, 2013, respectively.  For the three months ended March 31, 2014 and March 31, 2013, gross gains on the sale of investments available for sale amounted to $1.6 million and $0.6 million, respectively, and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the three months ended March 31, 2014 or March 31, 2013.  The basis on which the cost of a security sold is determined is specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	March 31, 2014			December 31, 2013			March 31, 2013
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Cosed-end funds	$828	$(62)	$766	$912	$(130)	$782	$-	$-	$-
Mutual Funds	-	-	-	303	(24)	279	216	(3)	213
Total	$828	$(62)	$766	$1,215	$(154)	$1,061	$216	$(3)	$213

At March 31, 2014, there were two holdings in loss positions which were not deemed to be other than temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at March 31, 2014 were closed-end funds with diversified holdings across multiple companies and across multiple industries.  One holding was impaired for seven months and one holding was impaired for ten months at March 31, 2014.  The value of these holdings at March 31, 2014 was $0.8 million.

At December 31, 2013 there was four holding in a loss position which was not deemed to be other-than-temporarily impaired due to the length of time that it had been in a loss position and because it passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In this specific instance, the investments at December 31, 2013 were open-end funds and closed-end funds with diversified holdings across multiple companies and across multiple industries.  One holding was impaired for one month, one for two months, one for four months and one for seven month at December 31, 2013 . The value of these holdings at December 31, 2013 was $1.1 million.

At March 31, 2013, there were two holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In this specific instance, the investments at March 31, 2013 were closed-end funds with diversified holdings across multiple companies and across multiple industries.  Both holdings were impaired for two consecutive months at March 31, 2013.  The value of these holdings at March 31, 2013 was $0.2 million.

For the three months ended March 31, 2014 and 2013, there were no losses on available for sale securities deemed to be other than temporary.

C. Fair Value

The following tables present information about the Company's assets and liabilities by major categories measured at fair value on a recurring basis as of March 31, 2014, December 31, 2013 and March 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2014 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2014
Cash equivalents	$242,917	$-	$-	$242,917
Investments in partnerships	-	24,080	-	24,080
Investments in securities:
AFS - Common stocks	41,538	-	-	41,538
AFS - Mutual funds	1,448	-	-	1,448
Trading - Gov't obligations	25,999	-	-	25,999
Trading - Common stocks	140,575	1	700	141,276
Trading - Mutual funds	23,404	-	-	23,404
Trading - Other	253	212	284	749
Total investments in securities	233,217	213	984	234,414
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	38,980	-	-	38,980
AFS - Mutual Funds	3,441	-	-	3,441
Trading - Mutual funds	12	-	-	12
Total investments in sponsored
registered investment companies	42,433	-	-	42,433
Total investments	275,650	24,293	984	300,927
Total assets at fair value	$518,567	$24,293	$984	$543,844
Liabilities
Trading - Common stocks	$10,469	$-	$-	$10,469
Trading - Other	-	319	-	319
Securities sold, not yet purchased	$10,469	$319	$-	$10,788

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2013
Cash equivalents	$209,913	$-	$-	$209,913
Investments in partnerships	-	25,253	-	25,253
Investments in securities:
AFS - Common stocks	43,046	-	-	43,046
AFS - Mutual funds	1,687	-	-	1,687
Trading - Gov't obligations	37,994	-	-	37,994
Trading - Common stocks	123,927	7	700	124,634
Trading - Mutual funds	23,285	-	-	23,285
Trading - Other	23	275	284	582
Total investments in securities	229,962	282	984	231,228
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	40,624	-	-	40,624
AFS - Mutual Funds	3,408	-	-	3,408
Trading - Mutual funds	10	-	-	10
Total investments in sponsored
registered investment companies	44,042	-	-	44,042
Total investments	274,004	25,535	984	300,523
Total assets at fair value	$483,917	$25,535	$984	$510,436
Liabilities
Trading - Common stocks	$6,023	$-	$-	$6,023
Trading - Other	-	155	-	155
Securities sold, not yet purchased	$6,023	$155	$-	$6,178

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2013 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2013
Cash equivalents	$272,653	$-	$-	$272,653
Investments in partnerships	-	23,772	-	23,772
Investments in securities:
AFS - Common stocks	35,225	-	-	35,225
AFS - Mutual funds	1,734	-	-	1,734
Trading - Gov't obligations	49,990	-	-	49,990
Trading - Common stocks	138,829	7	667	139,503
Trading - Mutual funds	1,655	-	-	1,655
Trading - Other	92	788	299	1,179
Total investments in securities	227,525	795	966	229,286
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	60,895	-	-	60,895
AFS - Mutual Funds	3,382	-	-	3,382
Trading - Mutual funds	17	-	-	17
Total investments in sponsored
registered investment companies	64,294	-	-	64,294
Total investments	291,819	24,567	966	317,352
Total assets at fair value	$564,472	$24,567	$966	$590,005
Liabilities
Trading - Common stocks	$5,650	$-	$-	$5,650
Trading - Other	-	727	-	727
Securities sold, not yet purchased	$5,650	$727	$-	$6,377

The following tables present additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2014 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers
	31, 2013	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common stocks	$700	$-	$-	$-	$-	$-	$-	$-	$700
Trading - Other	284	-	-	-	-	-	-	-	284
Total	$984	$-	$-	$-	$-	-	$-	$-	$984

There were no transfers between any Levels during the three months ended March 31, 2014.

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

D. Investments in Partnerships, Offshore Funds and Variable Interest Entities ("VIEs")

The Company is general partner or co-general partner of various affiliated entities in which the Company has investments totaling $91.1 million, $82.0 million and $80.8 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively, and whose underlying assets consist primarily of marketable securities (the "affiliated entities"). We also have investments in unaffiliated entities of $14.7 million, $14.0 million and $13.5 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively (the "unaffiliated entities").  We evaluate each entity for the appropriate accounting treatment and disclosure.  Certain of the affiliated entities, and none of the unaffiliated entities, are consolidated.

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

The following table highlights the number of entities, including voting interest entities ("VOEs"), that we consolidate as well as under which accounting guidance they are consolidated, including CFFs, which retain their specialized investment company accounting in consolidation, partnerships and offshore funds.

Entities consolidated
	CFFs		Partnerships		Offshore Funds		Total
	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs
Entities consolidated at December 31, 2012	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at March 31, 2013	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at December 31, 2013	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at March 31, 2014	1	2	-	1	-	1	1	4

At and for the three months ended March 31, 2014 and 2013 and at December 31, 2013, the one CFF VIE is consolidated, as the Company has been determined to be the primary beneficiary because it has an equity interest and absorbs the majority of the expected losses and/or expected gains. At and for the three months ended March 31, 2014 and 2013 and at December 31, 2013, the two CFF VOEs, the one Partnership VOE and the one Offshore Fund VOE are consolidated because the unaffiliated partners or shareholders lack substantive rights, and the Company, as either the general partner or investment manager, is deemed to have control.

The following table breaks down the investments in partnerships line by accounting method, either fair value or equity method, and investment type (in thousands):

	March 31, 2014
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$24,080	$-	$-	$-	$-	$24,080
Equity Method	-	30,266	36,779	6,677	8,047	81,769

Total	$24,080	$30,266	$36,779	$6,677	$8,047	$105,849

	December 31, 2013
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$25,253	$-	$-	$-	$-	$25,253
Equity Method	-	21,669	35,030	6,509	7,531	70,739

Total	$25,253	$21,669	$35,030	$6,509	$7,531	$95,992

	March 31, 2013
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$23,772	$-	$-	$-	$-	$23,772
Equity Method	-	27,477	29,551	6,427	7,033	70,488

Total	$23,772	$27,477	$29,551	$6,427	$7,033	$94,260

The following table includes the net impact by line item on the condensed consolidated statements of financial condition for each category of entity consolidated (in thousands):

	March 31, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$242,826	$1	$315	$-	$243,142
Investments in securities	234,628	-	7,708	(7,922)	234,414
Investments in sponsored investment companies	42,422	-	11	-	42,433
Investments in partnerships	110,330	4,636	(9,117)	-	105,849
Receivable from brokers	39,163	-	1,411	13,510	54,084
Investment advisory fees receivable	33,112	2	-	(79)	33,035
Other assets	26,749	8	-	106	26,863
Total assets	$729,230	$4,647	$328	$5,615	$739,820
Liabilities and equity
Securities sold, not yet purchased	$10,531	$-	$-	$257	$10,788
Accrued expenses and other liabilities	129,677	88	37	1,744	131,546
Total debt	112,098	-	-	-	112,098
Redeemable noncontrolling interests	-	4,559	291	3,614	8,464
Total equity	476,924	-	-	-	476,924
Total liabilities and equity	$729,230	$4,647	$328	$5,615	$739,820

	December 31, 2013
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$209,667	$450	$334	$-	$210,451
Investments in securities	232,211	-	7,464	(8,447)	231,228
Investments in sponsored investment companies	44,033	-	9	-	44,042
Investments in partnerships	98,494	6,517	(9,019)	-	95,992
Receivable from brokers	35,151	-	-	14,310	49,461
Investment advisory fees receivable	52,509	(24)	(14)	(965)	51,506
Other assets	27,433	(2,339)	1,592	119	26,805
Total assets	$699,498	$4,604	$366	$5,017	$709,485
Liabilities and equity
Securities sold, not yet purchased	$6,049	$-	$-	$129	$6,178
Accrued expenses and other liabilities	121,356	165	29	2,913	124,463
Total debt	111,911	-	-	-	111,911
Redeemable noncontrolling interests	-	4,439	337	1,975	6,751
Total equity	460,182	-	-	-	460,182
Total liabilities and equity	$699,498	$4,604	$366	$5,017	$709,485

	March 31, 2013
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$272,454	$534	$365	$-	$273,353
Investments in securities	214,627	-	7,733	6,926	229,286
Investments in sponsored investment companies	64,278	-	16	-	64,294
Investments in partnerships	99,500	3,423	(8,663)	-	94,260
Receivable from brokers	30,569	-	866	13,148	44,583
Investment advisory fees receivable	29,717	(6)	(2)	(85)	29,624
Other assets	26,136	(1,000)	-	93	25,229
Total assets	$737,281	$2,951	$315	$20,082	$760,629
Liabilities and equity
Securities sold, not yet purchased	$5,864	$-	$-	$513	$6,377
Accrued expenses and other liabilities	118,401	614	34	5,772	124,821
Total debt	216,688	-	-	-	216,688
Redeemable noncontrolling interests	(1)	2,337	281	13,797	16,414
Total equity	396,329	-	-	-	396,329
Total liabilities and equity	$737,281	$2,951	$315	$20,082	$760,629

The following table includes the net impact by line item on the condensed consolidated statements of income for each category of entity consolidated (in thousands):

	Three Months Ended March 31, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$104,701	$(7)	$(1)	$(216)	$104,477
Total expenses	67,712	34	12	220	67,978
Operating income	36,989	(41)	(13)	(436)	36,499
Total other income, net	5,541	76	4	472	6,093
Income before income taxes	42,530	35	(9)	36	42,592
Income tax provision	14,616	-	-	-	14,616
Net income	27,914	35	(9)	36	27,976
Net income attributable to noncontrolling interests	(40)	35	(9)	36	22
Net income attributable to GAMCO	$27,954	$-	$-	$-	$27,954

	Three Months Ended March 31, 2013
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$86,456	$(6)	$(1)	$(268)	$86,181
Total expenses	55,215	53	10	176	55,454
Operating income	31,241	(59)	(11)	(444)	30,727
Total other income, net	4,502	110	15	521	5,148
Income before income taxes	35,743	51	4	77	35,875
Income tax provision	13,195	-	-	-	13,195
Net income	22,548	51	4	77	22,680
Net income attributable to noncontrolling interests	3	51	4	77	135
Net income attributable to GAMCO	$22,545	$-	$-	$-	$22,545

Variable Interest Entities

We sponsor a number of investment vehicles where we are the general partner or investment manager.  Certain of these vehicles are VIEs, but we are not the primary beneficiary, in all but one case, because we do not absorb a majority of the entities' expected losses or expected returns, and they are, therefore, not consolidated.  We consolidate the one VIE where we are the primary beneficiary.  The Company has not provided any financial or other support to those VIEs where we are not the primary beneficiary.  The total net assets of these non-consolidated VIEs at March 31, 2014, December 31, 2013 and March 31, 2013 were $74.1 million, $72.7 million and $77.8 million, respectively.  Our maximum exposure to loss as a result of our involvement with the non-consolidated VIEs is limited to the investment in two VIEs and the deferred carried interest that we have in another.  On March 31, 2014, we had an investment in two of the non-consolidated VIE offshore funds of approximately $10.9 million.  On December 31, 2013 and March 31, 2013, we had an investment in one of the non-consolidated VIE offshore funds of approximately $10.0 million and $8.3 million, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.  For each of the three month periods ended March 31, 2014, December 31, 2013 and March 31, 2013, we had a deferred carried interest in one of the non-consolidated VIE offshore funds of approximately $45,000 which was included in investments in partnerships on the condensed consolidated statements of financial condition.  Additionally, as the general partner or investment manager to these VIEs the Company earns fees in relation to these roles, which given a decline in AUMs of the VIEs would result in lower fee revenues earned by the Company which would be reflected on the condensed consolidated statement of income, condensed consolidated statement of financial condition and condensed consolidated statement of cash flows.

The assets of these VIEs may only be used to satisfy obligations of the VIEs.  The following table presents the balances related to the VIE that is consolidated and is included on the condensed consolidated statements of financial condition as well as GAMCO's net interest in this VIE.  Only one VIE was consolidated at March 31, 2014, December 31, 2013 and March 31, 2013:

	March 31, 2014	December 31, 2013	March 31, 2013
(In thousands)
Cash and cash equivalents	$-	$-	$21
Investments in partnerships	13,798	15,540	15,484
Accrued expenses and other liabilities	(16)	(2,022)	(1,041)
Redeemable noncontrolling interests	(1,103)	(1,120)	-
GAMCO's net interests in consolidated VIE	$12,679	$12,398	$14,464

E. Income Taxes

The effective tax rate for the three months ended March 31, 2014 was 34.3% compared to 36.8% for the prior year three month period.  During the quarter ended March 31, 2014 we benefitted from the donation of appreciated securities used to fund our shareholder designated charitable contribution program.  We expect the effective tax rate for the remainder of 2014 to approximate the prior year.

F. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2014	2013
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$27,954	$22,545
Weighted average shares outstanding	25,481	25,742
Basic net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$1.10	$0.88

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$27,954	$22,545

Weighted average share outstanding	25,481	25,742
Dilutive stock options and restricted stock awards	203	16
Total	25,684	25,758
Diluted net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$1.09	$0.88

G. Debt

Debt consists of the following:

	March 31, 2014		December 31, 2013		March 31, 2013
	Carrying	Fair Value	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2	Value	Level 2
(In thousands)
5.5% Senior notes	$-	$-	$-	$-	$99,000	$99,581
5.875% Senior notes	100,000	106,540	100,000	108,500	100,000	109,969
0% Subordinated debentures	12,098	13,777	11,911	13,819	17,688	19,635
Total	$112,098	$120,317	$111,911	$122,319	$216,688	$229,185

5.5% Senior notes

On May 15, 2003, the Company issued 10-year, $100 million senior notes, of which $99 million was outstanding at March 31, 2013.  The senior notes, which matured and were fully repaid on May 15, 2013, paid interest semi-annually at 5.5%.

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

Zero coupon Subordinated debentures due December 31, 2015

On December 31, 2010, the Company issued $86.4 million in par value of five year zero coupon subordinated debentures due December 31, 2015 ("Debentures") to its shareholders of record on December 15, 2010 through the declaration of a special dividend of $3.20 per share.  The Debentures have a par value of $100 and are callable at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed.  During the three month periods ended March 31, 2014 and March 31, 2013 the Company repurchased 416 Debentures and 32 Debentures, respectively, having a face value of $41,600 and $3,200.  The redemptions were accounted for as extinguishments of debt and resulted in losses of $5,000 and less than $1,000, respectively, which were included in net gain from investments on the condensed consolidated statements of income.  The debt is being accreted to its face value using the effective rate on the date of issuance of 7.45%.  At March 31, 2014, December 31, 2013 and March 31, 2013, the debt was recorded at its accreted value of $12.1 million, $11.9 million and $17.7 million, respectively.

The fair value of the Company's debt, which is a Level 2 valuation, is estimated based on either quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  Inputs in these standard models include credit rating, maturity and interest rate.

On May 30, 2012, the Securities and Exchange Commission ("SEC") declared effective the "shelf" registration statement filed by the Company.  The "shelf" provides the Company with the flexibility of issuing any combination of senior and subordinated debt securities, convertible securities and common and preferred securities up to a total amount of $500 million and replaced the existing shelf registration which expired in July 2012.  As of March 31, 2014, $400 million is available on the shelf.

H. Stockholders' Equity

Shares outstanding were 26.0 million, 26.1 million and 25.7 million on March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

Dividends

	Payment Date	Record Date	Amount

Three months ended March 31, 2014	March 25, 2014	March 11, 2014	$0.06
Three months ended March 31, 2013	March 26, 2013	March 12, 2013	$0.05

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

Stock Award and Incentive Plan

The Company maintains two plans approved by the shareholders, the 1999 Plan and the 2002 Plan, which are designed to provide incentives which will attract and retain individuals key to the success of GAMCO through direct or indirect ownership of our common stock.  Benefits under both the 1999 and 2002 Plans may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards.  A maximum of 1.5 million shares of Class A Stock were originally reserved for issuance under each of the 1999 and 2002 Plans by a committee of the Board of Directors responsible for administering the Plans ("Compensation Committee").  In November 2013, the shareholders approved an amendment to the Company's 2002 Stock Award and Incentive Plan to increase the number of shares of Class A Stock authorized and reserved for issuance by 2 million.  Under the Plans, the committee may grant restricted stock awards ("RSA") and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine.  Options granted under the plans typically vest 75% after three years and 100% after four years from the date of grant and expire after ten years.  RSA shares granted under the Plans typically vest 30% after three years and 100% after five years.

On January 9, 2014, the Company approved the granting of 2,100 RSA shares at a grant date fair value of $81.99 per share.  As of March 31, 2014 and December 31, 2013, there were 566,850 RSA shares and 566,950 RSA shares outstanding, respectively, that were previously issued at an average weighted grant price of $63.97 and $63.93, respectively.  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee.  This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant, except for the August 2013 grant which is 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.  There were no RSAs outstanding at March 31, 2013.

For the three months ended March 31, 2014 and March 31, 2013, we recognized stock-based compensation expense of $1.7 million and $15,000, respectively.  Actual and projected stock-based compensation expense for RSA shares and options for the years ended December 31, 2014 through December 31, 2023 (based on awards currently issued or granted) is as follows ($ in thousands):

	2013	2014	2015	2016	2017	2018
Q1	$15	$1,700	$1,695	$1,694	$903	$771
Q2	15	1,697	1,694	1,694	903	771
Q3	741	1,697	1,694	1,339	816	702
Q4	1,301	1,697	1,694	1,078	773	554
Full Year	$2,072	$6,791	$6,777	$5,805	$3,395	$2,798

	2019	2020	2021	2022	2023
Q1	$325	$240	$168	$105	$50
Q2	325	240	168	105	50
Q3	268	192	126	68	17
Q4	240	168	105	50	-
Full Year	$1,158	$840	$567	$328	$117

The total compensation cost related to non-vested options not yet recognized is approximately $26.9 million as of March 31, 2014.  For the three months ended March 31, 2014 and 2013, proceeds from the exercise of 20,000 stock options and 2,623 stock options, respectively, were $846,000 and $76,000, respectively, resulting in a tax benefit to GAMCO of $173,000 and $16,000, respectively.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  On February 5, 2013, our Board of Directors authorized an incremental 500,000 shares to be added to the current buyback authorization.  For the three months ended March 31, 2014 and March 31, 2013, the Company repurchased 121,192 shares and 36,676 shares, respectively, at an average price per share of $79.59 and $53.57, respectively.  From the inception of the program through March 31, 2014, 8,832,785 shares have been repurchased at an average price of $42.76 per share.  At March 31, 2014, the total shares available under the program to be repurchased in the future were 802,023.

I. Goodwill and Identifiable Intangible Assets

At March 31, 2014, $3.5 million of goodwill is reflected within other assets on the condensed consolidated statements of financial condition with $3.3 million related to a 94%-owned subsidiary, Gabelli Securities, Inc. and $0.2 million related to G.distributors, LLC.  The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required.  There were no indicators of impairment for the three months ended March 31, 2014 or March 31, 2013, and as such there was no impairment analysis performed or charge recorded.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the condensed consolidated statements of financial condition at March 31, 2014, December 31, 2013 and March 31, 2013.  The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2015.  The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant.  There were no indicators of impairment for the three months ended March 31, 2014 or March 31, 2013, and as such there was no impairment analysis performed or charge recorded.

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

The Company indemnifies the clearing brokers of G.research, Inc., our broker-dealer subsidiary, for losses they may sustain from the customer accounts that trade on margin introduced by it.  At March 31, 2014, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements and believes the likelihood of a claim being made is remote.  The Company's estimate of the value of such agreements is de minimis, and therefore an accrual has not been made on the condensed consolidated financial statements.

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

During the fourth quarter of 2013, the Company recorded a charge of $5.3 million, or $0.12 per diluted share, net of management fee and tax benefit, as an estimate of the expected contribution to be made relating to the $0.25 per share contribution approved by the Board in November 2013.  If all registered shareholders at March 31, 2014, the record date for the November 2013 contribution, participate and respond on a timely basis, the Company would record an additional charge to earnings of $149,000.  The Company will not know the final amount until after May 31, 2014, the date to return completed forms.

L. Subsequent Events

From April 1, 2014 to May 6, 2014, the Company repurchased 38,895 shares at $76.06 per share.

On May 6, 2014, the Board of Directors declared a regular quarterly dividend of $0.06 per share to all of its shareholders, payable on June 24, 2014 to shareholders of record on June 10, 2014.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Overview

GAMCO through the Gabelli brand, well known for its Private Market Value (PMV) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to open and closed-end funds, institutional and high net worth investors, and investment partnerships, principally in the United States.  Through G.research, Inc. (formerly Gabelli & Company, Inc.) ("G.research"), we provide institutional research and brokerage services to institutional clients and investment partnerships.  Through G.distributors, LLC ("G.distributors"), we provide mutual fund distribution.  We generally manage assets on a fully discretionary basis and invest in a variety of U.S. and international securities through various investment styles.  Our revenues are based primarily on the Company's levels of assets under management and fees associated with our various investment products.

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

We conduct our investment advisory business principally through the following subsidiaries: GAMCO Asset Management Inc. (Institutional and High Net Worth), Gabelli Funds, LLC (Funds) and Gabelli Securities, Inc. (Investment Partnerships).  We also act as an underwriter and provide institutional research through G.research, one of our broker-dealer subsidiaries.  The distribution of our open-end funds is conducted through G.distributors, our other broker-dealer subsidiary.

Assets under management ("AUM") were a record $47.6 billion as of March 31, 2014, an increase of 1.2% from AUM of $47.0 billion at December 31, 2013 and up 18.6% from the March 31, 2013 AUM of $40.1 billion.  The first quarter 2014 AUM rose $545 million and consisted of market appreciation of $625 million, net cash inflows of $63 million and recurring distributions, net of reinvestments, from open-end and closed-end funds of $143 million.  Average total AUM was $47.0 billion in the 2014 quarter versus $38.4 billion in the prior year period, an increase of 22.4%.  Average AUM in our open-end equity funds, a key driver to our investment advisory fees, was $17.1 billion in the first quarter of 2014, rising 29.5% from the 2013 quarter average AUM of $13.2 billion.

In addition to management fees, we earn incentive fees for certain institutional client assets, certain assets attributable to preferred issues of our closed-end funds, to our GDL Fund (NYSE: GDL) and investment partnership assets.  As of March 31, 2014, assets with incentive based fees were $4.5 billion, an increase of $0.2 billion, or 4.7%, from the $4.3 billion at December 31, 2013 and 18.4% higher than the $3.8 billion on March 31, 2013.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 1st Quarter 2014
				Fund
		Market		distributions,
	December 31,	appreciation/	Net cash	net of	March 31,
	2013	(depreciation)	flows	reinvestments	2014
Equities:
Open-end Funds	$17,078	$229	$254	$(30)	$17,531
Closed-end Funds	6,945	140	(5)	(113)	6,967
Institutional & PWM - direct	16,486	196	(279)	-	16,403
Institutional & PWM - sub-advisory	3,797	52	(27)	-	3,822
Investment Partnerships	811	7	47	-	865
SICAV (a)	96	1	(6)	-	91
Total Equities	45,213	625	(16)	(143)	45,679
Fixed Income:
Money-Market Fund	1,735	-	77	-	1,812
Institutional & PWM	62	-	2	-	64
Total Fixed Income	1,797	-	79	-	1,876
Total Assets Under Management	$47,010	$625	$63	$(143)	$47,555

Table II: Assets Under Management
	March 31,	March 31,	%
	2013	2014	Inc.(Dec.)
Equities:
Open-end Funds	$13,813	$17,531	26.9%
Closed-end Funds	6,557	6,967	6.3
Institutional & PWM - direct	13,690	16,403	19.8
Institutional & PWM - sub-advisory	3,299	3,822	15.9
Investment Partnerships	796	865	8.7
SICAV (a)	113	91	(19.5)
Total Equities	38,268	45,679	19.4
Fixed Income:
Money-Market Fund	1,758	1,812	3.1
Institutional & PWM	64	64	-
Total Fixed Income	1,822	1,876	3.0
Total Assets Under Management	$40,090	$47,555	18.6%

Table III: Assets Under Management by Quarter
						% Increase/
						(decrease) from
	3/13	6/13	9/13	12/13	3/14	3/13	12/13
Equities:
Open-end Funds	$13,813	$14,188	$15,581	$17,078	$17,531	26.9%	2.7%
Closed-end Funds	6,557	6,409	6,721	6,945	6,967	6.3	0.3
Institutional & PWM - direct	13,690	14,069	15,026	16,486	16,403	19.8	(0.5)
Institutional & PWM - sub-advisory	3,299	3,185	3,503	3,797	3,822	15.9	0.7
Investment Partnerships	796	778	805	811	865	8.7	6.7
SICAV (a)	113	93	94	96	91	(19.5)	(5.2)
Total Equities	38,268	38,722	41,730	45,213	45,679	19.4	1.0
Fixed Income:
Money-Market Fund	1,758	1,689	1,714	1,735	1,812	3.1	4.4
Institutional & PWM	64	67	63	62	64	-	3.2
Total Fixed Income	1,822	1,756	1,777	1,797	1,876	3.0	4.4
Total Assets Under Management	$40,090	$40,478	$43,507	$47,010	$47,555	18.6%	1.2%

(a) Includes $99 million, $90 million, $92 million, $94 million and $88 million of proprietary seed capital at March 31, 2013,
June 30, 2013, September 30, 2013, December 31, 2013 and March 31, 2014, respectively.

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared To Three Months Ended March 31, 2013

(Unaudited; in thousands, except per share data)
	2014	2013
Revenues
Investment advisory and incentive fees	$87,797	$72,607
Distribution fees and other income	14,873	11,353
Institutional research services	1,807	2,221
Total revenues	104,477	86,181
Expenses
Compensation	43,897	35,652
Management fee	4,728	3,980
Distribution costs	13,963	11,010
Other operating expenses	5,390	4,812
Total expenses	67,978	55,454
Operating income	36,499	30,727
Other income (expense)
Net gain from investments	6,944	12,291
Interest and dividend income	1,141	1,345
Interest expense	(1,992)	(3,488)
Shareholder-designated contribution	-	(5,000)
Total other income, net	6,093	5,148
Income before income taxes	42,592	35,875
Income tax provision	14,616	13,195
Net income	27,976	22,680
Net income attributable to noncontrolling interests	22	135
Net income attributable to GAMCO Investors, Inc.'s shareholders	$27,954	$22,545

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.10	$0.88
Diluted	$1.09	$0.88

Overview

Net income attributable to shareholders of GAMCO for the quarter was $28.0 million, or $1.09 per fully diluted share, versus $22.5 million, or $0.88 per fully diluted share, in the prior year's quarter.   Included in the 2013 results is a $5.0 million charge, or $0.11 per diluted share, net of management fee and tax benefit, for the shareholder designated charitable contribution program.  Excluding this charge, earnings for the quarter rose 10.2% from $25.4 million or $0.99 per diluted share in the 2013 quarter.  The quarter to quarter comparison was positively impacted by higher revenues and lower interest expense offset by increased stock compensation costs and lower income from our proprietary investments.

Revenues

Investment advisory and incentive fees for the first quarter 2014 were $87.8 million, 20.9% above the 2013 comparative figure of $72.6 million.  Open-end fund revenues increased by 27.5% to $40.8 million from $32.0 million in first quarter 2013 driven by a 29.3% increase in average open-end equity AUM.  Our closed-end fund revenues rose 7.4% to $14.6 million in the first quarter 2014 from $13.6 million in 2013 due to a 7.8% increase in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, increased $7.4 million, or 32.2%, to $30.4 million from $23.0 million in first quarter 2013.  Incentive fees declined $1.9 million quarter to quarter at $0.4 million in the 2014 quarter versus $2.3 million in the prior year period.  Investment partnership revenues were $1.6 million, an increase of 6.7% from $1.5 million in first quarter 2013 due to an increase in average AUM resulting from net inflows.

Open-end fund distribution fees and other income were $14.9 million for the first quarter 2014, an increase of $3.5 million or 30.7% from $11.4 million in the prior year period, primarily due to higher quarterly average AUM in open-end equity funds that generate distribution fees and increased level of sales of load shares of mutual funds.

Our institutional research revenues were $1.8 million in the first quarter 2014 versus $2.2 million in the prior year period.  Although commission revenues were higher in most areas of that business, dealer manager fee revenues from underwriting closed-end fund offerings declined $0.1 million from the prior year period.

Expenses

Compensation costs, which are largely variable, were $43.9 million or 23.0% higher than prior year compensation costs of $35.7 million.  The quarter over quarter increase was comprised of variable compensation of $4.7 million related to the increased levels of AUM, $1.8 million in fixed compensation and a $1.7 million increase in stock compensation expense for RSAs issued in the second half of 2013.

Management fee expense, which is wholly variable and based on pretax income, increased to $4.7 million in the first quarter of 2014 from $4.0 million in the 2013 period.

Distribution costs were $14.0 million, an increase of $3.0 million or 27.3% from $11.0 million in the prior year's period.  The increase in distribution costs was driven by increased AUM, largely from the direct to intermediary channel, which resulted in an increase in payments to third-party distributors of $2.2 million.

Other operating expenses were $5.4 million in the first quarter of 2014, an increase of $0.6 million, or 12.5%, from $4.8 million in the first quarter of 2013.  The quarter to quarter comparison was impacted by decreases in insurance reimbursements for legal and regulatory costs previously incurred and expensed.

Operating income for the first quarter of 2014 was $36.5 million, an increase of $5.8 million, or 18.9%, from the first quarter 2013's $30.7 million.  Operating income, as a percentage of revenues, was 34.9% in the 2014 quarter as compared to 35.7% in the 2013 quarter.

Other

Total other income, net of interest expense, was $6.1 million for the first quarter 2014 versus $5.1 million in the prior year's quarter.  Realized and unrealized gains in our trading portfolio were $6.9 million in the 2014 quarter, $5.4 million lower than the $12.3 million reported in the 2013 quarter.  Interest and dividend income was lower by $0.2 million.  Interest expense decreased by $1.5 million to $2.0 million in the first quarter of 2014 from $3.5 million in first quarter of 2013 due to a decrease in total average debt outstanding.    The 2013 quarter includes a $5.0 million charge related to the Shareholder-designated charitable contribution program in which registered shareholders have the opportunity to participate in determining which charities will receive company contributions.

The effective tax rates ("ETR") for the three months ended March 31, 2014 and March 31, 2013 were 34.3% and 36.8%, respectively.  During the 2014 quarter we benefitted from the donation of appreciated securities used to fund our shareholder designated charitable contribution program.  We expect the effective tax rate for the remainder of 2014 to approximate the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments, securities held for investment purposes, investments in funds, and investment partnerships.  Cash and cash equivalents are comprised primarily of 100% U.S. Treasury money market funds managed by GAMCO.  Although investments in partnerships and offshore funds are subject to restrictions as to the timing of distributions, the underlying investments of such partnerships or funds are, for the most part, liquid, and the valuations of these products reflect that underlying liquidity.

Summary cash flow data is as follows:
	Three months ended
	March 31,
	2014	2013
Cash flows provided by (used in):	(in thousands)
Operating activities	$41,991	$81,032
Investing activities	(579)	5,950
Financing activities	(8,718)	(4,255)
Effect of exchange rates on cash and cash equivalents	(3)	18
Net increase	32,691	82,745
Cash and cash equivalents at beginning of period	210,451	190,608
Cash and cash equivalents at end of period	$243,142	$273,353

Cash and liquidity requirements have historically been met through cash generated by operating income and our borrowing capacity.  We filed a registration statement with the SEC in 2012 which, among other things, provides us opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $400 million.  The shelf is available through May 30, 2015, at which time it may be renewed.

At March 31, 2014, we had total cash and cash equivalents of $243.1 million, an increase of $32.7 million from December 31, 2013.  Cash and cash equivalents of $0.3 million and investments in securities of $7.7 million held by consolidated investment partnerships and offshore funds may not be readily available for the Company to access.  Total debt outstanding at March 31, 2014 was $112.1 million, consisting of $12.1 million in Debentures, with a face value of $13.8 million and $100 million of 5.875% senior notes due 2021.

For the three months ended March 31, 2014, cash provided by operating activities was $42.0 million, a decrease of $39.0 million from cash provided in the prior year period of $81.0 million.  Cash was provided through an increase in net income of $5.3 million, an increase in investment advisory fees receivables collected of $5.7 million, a $5.2 million decrease in trading securities, a $1.7 million increase in stock compensation and an increase of $1.1 million in donated securities.  Reducing cash was a decrease in compensation payable of $17.4 million, an $11.9 million increase in net contributions to partnerships, a decrease in receivable from brokers of $10.7 million, a $10.0 million reduction to accrued expenses and other liabilities, increase of $3.4 million in other assets and $4.6 million from other sources.  Cash used in investing activities, related to purchases and proceeds from sales of available for sale securities, was $0.6 million in the first three months of 2014.  Cash used in financing activities in the first three months of 2014 was $8.7 million, including $1.5 million paid in dividends, and $9.6 million paid for the purchase of treasury stock less $1.6 million in contributions from redeemable noncontrolling interests and $0.8 million in proceeds from exercise of stock options.

For the three months ended March 31, 2013, cash provided by operating activities was $81.0 million.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $6.0 million in the first three months of 2012.  Cash used in financing activities in the first three months of 2012 was $4.3 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

We have two broker-dealers, G.research and G.distributors, which are subject to certain net capital requirements.  Both broker-dealers compute their net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for each broker-dealer at March 31, 2014.  At March 31, 2014, G.research had net capital, as defined, of approximately $3.6 million, exceeding the regulatory requirement by approximately $3.4 million, and G.distributors had net capital, as defined, of approximately $3.8 million, exceeding the regulatory requirement by approximately $3.5 million.  Net capital requirements for our affiliated broker-dealers may increase in accordance with rules and regulations to the extent they engage in other business activities.

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

With respect to our proprietary investment activities, included in investments in securities of $234.4 million and investments in sponsored registered investment companies of $42.4 million at March 31, 2014 were investments in United States Treasury Bills and Notes of $26.0 million, open-end funds and closed-end funds, largely invested in equity products, of $67.3 million, a selection of common and preferred stocks totaling $182.8 million, and other investments of approximately $0.7 million.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $182.8 million invested in common and preferred stocks at March 31, 2014, $41.5 million represented our investment in Westwood Holdings Group Inc., and $49.0 million was invested by the Company in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Risk arbitrage generally involves announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At March 31, 2014, the fair value of securities sold, not yet purchased was $10.8 million.  Investments in partnerships totaled $105.8 million at March 31, 2014, $54.9 million of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of March 31, 2014 and December 31, 2013.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At March 31, 2014:
Equity price sensitive investments, at fair value	$280,807	$252,726	$308,888
At December 31, 2013:
Equity price sensitive investments, at fair value	$291,346	$262,211	$320,481

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on March 31, 2014 cash and cash equivalent balance of $243.1 million, a 1% increase in interest rates would increase our interest income by $2.4 million annually.  Given that our current return on these cash equivalent investments is approximately 0.0% annually, an analysis of a 1% decrease is not meaningful.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.  See Note A and the Company's Critical Accounting Policies in Management's Discussion and Analysis of Financial Condition and Results of Operations in GAMCO's 2013 Annual Report on Form 10-K filed with the SEC on March 6, 2014 for details on Critical Accounting Policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, GAMCO is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At March 31, 2014, we had equity investments, including open-end funds largely invested in equity products, of $276.8 million.  Investments in open-end funds and closed-end funds, $67.3 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships totaled $105.8 million, of which $54.9 million were invested in partnerships which invest in risk arbitrage.  Risk arbitrage is primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes are recorded as net gain from investments in the condensed consolidated statements of income while the available for sale portfolio changes are recorded in other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Co-Chief Accounting Officers ("CAOs"), to allow timely decisions regarding required disclosure.  Our CEO, CFO, and CAOs participated in this evaluation and concluded that, as of the date of March 31, 2014, our disclosure controls and procedures were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended March 31, 2014:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
1/01/14 - 1/31/14	17,900	$85.33	17,900	905,315
2/01/14 - 2/28/14	51,088	75.80	51,088	854,227
3/01/14 - 3/31/14	52,204	81.33	52,204	802,023
Totals	121,192	$79.59	121,192

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer	Title: Co-Chief Accounting Officer

Date: May 6, 2014	Date: May 6, 2014