Form 10-Q
period 2014-06-30
GAMCO INVESTORS, INC. ET AL
filed 2014-08-05
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.
Class	Outstanding at July 31, 2014
Class A Common Stock, .001 par value	6,546,952
Class B Common Stock, .001 par value	19,325,820

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended June 30, 2014 and 2013
- Six months ended June 30, 2014 and 2013

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended June 30, 2014 and 2013
- Six months ended June 30, 2014 and 2013

Condensed Consolidated Statements of Financial Condition:
- June 30, 2014
- December 31, 2013
- June 30, 2013

Condensed Consolidated Statements of Equity:
- Six months ended June 30, 2014 and 2013

Condensed Consolidated Statements of Cash Flows:
- Six months ended June 30, 2014 and 2013

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Investment advisory and incentive fees	$90,156	$77,443	$177,953	$150,050
Distribution fees and other income	15,767	12,522	30,640	23,875
Institutional research services	2,373	2,325	4,180	4,546
Total revenues	108,296	92,290	212,773	178,471
Expenses
Compensation	44,045	37,759	87,942	73,411
Management fee	5,144	4,846	9,872	8,826
Distribution costs	15,023	11,871	28,986	22,881
Other operating expenses	6,547	6,030	11,937	10,842
Total expenses	70,759	60,506	138,737	115,960

Operating income	37,537	31,784	74,036	62,511
Other income (expense)
Net gain from investments	9,744	12,141	16,688	24,432
Interest and dividend income	1,332	2,507	2,473	3,852
Interest expense	(2,021)	(2,796)	(4,013)	(6,284)
Shareholder-designated contribution	(134)	-	(134)	(5,000)
Total other income (expense), net	8,921	11,852	15,014	17,000
Income before income taxes	46,458	43,636	89,050	79,511
Income tax provision	17,135	15,724	31,751	28,919
Net income	29,323	27,912	57,299	50,592
Net income/(loss) attributable to noncontrolling interests	373	19	395	154
Net income attributable to GAMCO Investors, Inc.'s shareholders	$28,950	$27,893	$56,904	$50,438

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.14	$1.09	$2.24	$1.96

Diluted	$1.13	$1.09	$2.22	$1.96

Weighted average shares outstanding:
Basic	25,381	25,679	25,431	25,710

Diluted	25,586	25,689	25,635	25,723

Dividends declared:	$0.06	$0.05	$0.12	$0.10

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$29,323	$27,912	$57,299	$50,592
Other comprehensive income/(loss), net of tax:
Foreign currency translation	22	1	30	(48)
Net unrealized gains/(losses) on securities available for sale (a)	(1,728)	(6,900)	(4,425)	(860)
Other comprehensive income / (loss)	(1,706)	(6,899)	(4,395)	(908)

Comprehensive income	27,617	21,013	52,904	49,684
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(373)	(19)	(395)	(154)

Comprehensive income attributable to GAMCO Investors, Inc.	$27,244	$20,994	$52,509	$49,530

(a) Net of income tax expense or (benefit) of ($1,015), ($4,052), ($2,599) and ($505),respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	June 30,	December 31,	June 30,
	2014	2013	2013
ASSETS
Cash and cash equivalents	$307,490	$210,451	$222,776
Investments in securities	225,596	231,228	220,440
Investments in sponsored registered investment companies	40,791	44,042	52,341
Investments in partnerships	107,896	95,992	94,535
Receivable from brokers	58,945	49,461	39,669
Investment advisory fees receivable	32,228	51,506	28,240
Income tax receivable	1,077	445	413
Other assets	30,779	26,360	25,087
Total assets	$804,802	$709,485	$683,501

LIABILITIES AND EQUITY
Payable to brokers	$19,859	$10,765	$14,986
Income taxes payable and deferred tax liabilities	31,029	39,846	27,864
Capital lease obligation	5,290	5,323	4,877
Compensation payable	68,908	34,663	59,643
Securities sold, not yet purchased	14,329	6,178	7,598
Mandatorily redeemable noncontrolling interests	1,339	1,355	1,322
Accrued expenses and other liabilities	32,194	32,511	31,971
Sub-total	172,948	130,641	148,261

5.5% Senior notes (repaid May 15, 2013)	-	0	0
5.875% Senior notes (due June 1, 2021)	100,000	100,000	100,000
Zero coupon subordinated debentures, Face value: $13.2 million at June 30, 2014, $13.8
million at December 31, 2013 and $20.5 million at June 30, 2013 (due December 31, 2015)	11,813	11,911	17,028
Total liabilities	284,761	242,552	265,289

Redeemable noncontrolling interests	22,806	6,751	7,021
Commitments and contingencies (Note J)
Equity
GAMCO Investors, Inc. stockholders' equity
Preferred stock, $.001 par value; 10,000,000 shares authorized;
none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
15,108,373, 15,012,719 and 14,295,769 issued, respectively; 6,572,864,
6,701,930 and 6,095,806 outstanding, respectively	14	14	13
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 19,325,820, 19,384,174 and 19,534,174 shares
outstanding, respectively	19	19	20
Additional paid-in capital	287,879	282,496	280,210
Retained earnings	560,238	506,441	456,163
Accumulated other comprehensive income	25,844	30,239	25,392
Treasury stock, at cost (8,535,509, 8,310,789 and 8,199,963 shares, respectively)	(379,576)	(361,878)	(353,385)
Total GAMCO Investors, Inc. stockholders' equity	494,418	457,331	408,413
Noncontrolling interests	2,817	2,851	2,778
Total equity	497,235	460,182	411,191

Total liabilities and equity	$804,802	$709,485	$683,501

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the six months ended June 30, 2014

		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2013	$2,851	$33	$282,496	$506,441	$30,239	$(361,878)	$460,182	$6,751
Redemptions of
noncontrolling interests	-	-	-	-	-	-	-	(470)
Contributions from
noncontrolling
interests	-	-	-	-	-	-	-	16,096
Net income (loss)	(34)	-	-	56,904	-	-	56,870	429
Net unrealized gains on
securities available for sale,
net of income tax benefit ($108)	-	-	-	-	(183)	-	(183)	-
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax benefit ($2,491)	-	-	-	-	(4,242)	-	(4,242)	-
Foreign currency translation	-	-	-	-	30	-	30	-
Dividends declared ($0.12 per
share)	-	-	-	(3,107)	-	-	(3,107)	-
Stock based compensation
expense	-	-	3,397	-	-	-	3,397	-
Exercise of stock options
including tax benefit ($349)	-	-	1,986	-	-	-	1,986	-
Purchase of treasury stock	-	-	-	-	-	(17,698)	(17,698)	-
Balance at June 30, 2014	$2,817	$33	$287,879	$560,238	$25,844	$(379,576)	$497,235	$22,806

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

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Operating activities
Net income	$57,299	$50,592
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net gains from partnerships	(2,884)	1,418
Depreciation and amortization	336	406
Stock based compensation expense	3,397	29
Deferred income taxes	(1,512)	1,421
Tax benefit from exercise of stock options	349	16
Foreign currency translation gain/(loss)	30	(48)
Other-than-temporary loss on available for sale securities	69	14
Cost basis of donated securities	1,480	277
Gains on sales of available for sale securities	(3,163)	(10,446)
Accretion of zero coupon debentures	440	645
Loss on extinguishment of debt	74	137
(Increase) decrease in assets:
Investments in trading securities	9,899	2,538
Investments in partnerships:
Contributions to partnerships	(12,098)	(8,221)
Distributions from partnerships	3,077	9,818
Receivable from brokers	(9,484)	10,986
Investment advisory fees receivable	19,278	14,189
Income tax receivable and deferred tax assets	(632)	605
Other assets	(4,739)	2,246
Increase (decrease) in liabilities:
Payable to brokers	9,094	640
Income taxes payable and deferred tax liabilities	(4,707)	1,551
Compensation payable	34,240	49,108
Mandatorily redeemable noncontrolling interests	(16)	(20)
Accrued expenses and other liabilities	(405)	5,530
Total adjustments	42,123	82,839
Net cash provided by operating activities	$99,422	$133,431

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Investing activities
Purchases of available for sale securities	$(5,354)	$(3,953)
Proceeds from sales of available for sale securities	6,518	21,978
Return of capital on available for sale securities	561	625
Net cash provided by investing activities	1,725	18,650

Financing activities
Contributions from redeemable noncontrolling interests	16,096	2,875
Redemptions of redeemable noncontrolling interests	(470)	(13,394)
Redemption of 5.5% Senior Notes	-	(99,000)
Redemptions of noncontrolling interests	-	(524)
Proceeds from exercise of stock options	1,637	76
Dividends paid	(3,050)	(2,570)
Repurchase of zero coupon subordinated debentures	(612)	(1,119)
Purchase of treasury stock	(17,698)	(6,275)
Net cash used in financing activities	(4,097)	(119,931)
Effect of exchange rates on cash and cash equivalents	(11)	18
Net increase in cash and cash equivalents	97,039	32,168
Cash and cash equivalents at beginning of period	210,451	190,608
Cash and cash equivalents at end of period	$307,490	$222,776
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,539	$6,262
Cash paid for taxes	$37,020	$25,165

Non-cash activity:
- For the six months ended June 30, 2014 and June 30, 2013, the Company accrued dividends on restricted stock awards of $57 and $0, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in the Accounting Standards Codification ("Codification") Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification.  The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.  The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods and is to be retrospectively applied.  Early adoption is not permitted.  The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

B.  Investment in Securities

Investments in securities at June 30, 2014, December 31, 2013 and June 30, 2013 consisted of the following:

	June 30, 2014		December 31, 2013		June 30, 2013
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$23,996	$23,998	$37,986	$37,994	$27,986	$27,996
Common stocks	124,502	156,522	96,225	124,634	137,600	155,088
Mutual funds	2,418	3,532	21,074	23,285	1,074	1,675
Other investments	532	694	287	582	470	719
Total trading securities	151,448	184,746	155,572	186,495	167,130	185,478

Available for sale securities:
Common stocks	15,009	39,334	13,389	43,046	14,077	33,478
Mutual funds	700	1,516	843	1,687	843	1,484
Total available for sale securities	15,709	40,850	14,232	44,733	14,920	34,962

Total investments in securities	$167,157	$225,596	$169,804	$231,228	$182,050	$220,440

Securities sold, not yet purchased at June 30, 2014, December 31, 2013 and June 30, 2013 consisted of the following:

	June 30, 2014		December 31, 2013		June 30, 2013
	Proceeds	Fair Value	Proceeds	Fair Value	Proceeds	Fair Value
Trading securities:	(In thousands)
Common stocks	$11,662	$13,861	$5,319	$6,023	$7,668	$7,381
Other investments	170	468	-	155	71	217
Total securities sold, not yet purchased	$11,832	$14,329	$5,319	$6,178	$7,739	$7,598

Investments in sponsored registered investment companies at June 30, 2014, December 31,2013 and June 30, 2013 consisted of the following:

	June 30, 2014		December 31, 2013		June 30, 2013
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Mutual funds	$19	$14	$19	$10	$19	$11
Total trading securities	19	14	19	10	19	11

Available for sale securities:
Closed-end funds	21,531	37,138	23,100	40,624	28,435	49,162
Mutual funds	1,931	3,639	1,951	3,408	2,040	3,168
Total available for sale securities	23,462	40,777	25,051	44,032	30,475	52,330

Total investments in sponsored
registered investment companies	$23,481	$40,791	$25,070	$44,042	$30,494	$52,341

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of the date of each statement of financial condition.  Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at the time of purchase are classified as cash equivalents.  The portion of investments in securities held for resale in anticipation of short-term market movements are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses reported in current period earnings.  Available for sale ("AFS") investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of equity except for losses deemed to be other than temporary ("OTT") which are recorded as realized losses in the condensed consolidated statements of income.

The following table identifies all reclassifications out of accumulated other comprehensive income ("AOCI") into income for the three and six months ended June 30, 2014 and 2013  (in thousands):

Amount		Affected Line Item	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Three months ended June 30,
2014	2013
$1,551	$9,849	Net gain from investments	Realized gain on sale of AFS securities
498	181	Other operating expenses/net gain from investments	Realized gain on donation of AFS securities
(69)	(14)	Net gain from investments	OTT impairment of AFS securities
1,980	10,016	Income before income taxes
(733)	(3,706)	Income tax provision
$1,247	$6,310	Net income

Amount		Affected Line Item	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Six months ended June 30,
2014	2013
$3,163	$10,446	Net gain from investments	Realized gain on sale of AFS securities
3,639	331	Other operating expenses/net gain from investments	Realized gain on donation of AFS securities
(69)	(14)	Net gain from investments	OTT impairment of AFS securities
6,733	10,763	Income before income taxes
(2,491)	(3,982)	Income tax provision
$4,242	$6,781	Net income

The Company recognizes all derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments.  For the three months ended June 30, 2014 and 2013, the Company had transactions in equity derivatives which resulted in net gains of $120,000 and net losses of $1,000, respectively.  For the six months ended June 30, 2014 and 2013, the Company had transactions in equity derivatives which resulted in net losses of $167,000 and net gains of $280,000, respectively.  At June 30, 2014, December 31, 2013 and June 30, 2013, we held derivative contracts on 1.9 million equity shares, 1.3 million equity shares and 1.5 million equity shares, respectively, and the fair value was ($299,000), $120,000 and $122,000, respectively; these are included in investments in securities in the condensed consolidated statements of financial condition.  These transactions are not designated as hedges for accounting purposes, and therefore changes in fair values of these derivatives are included in net gain/(loss) from investments in the condensed consolidated statements of income.

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

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Assets Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Swaps:	(in thousands)
June 30, 2014	$156	$-	$156	$(156)	$-	$-
December 31, 2013	275	-	275	(155)	-	120
June 30, 2013	$237	$-	$237	$(177)	$-	$60

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Liabilities Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Swaps:	(in thousands)
June 30, 2014	$205	$-	$205	$(156)	$-	$49
December 31, 2013	155	-	155	(155)	-	-
June 30, 2013	$177	$-	$177	$(177)	$-	$-

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of June 30, 2014, December 31, 2013 and June 30, 2013:

	June 30, 2014
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$15,009	$24,325	$-	$39,334
Closed-end Funds	21,531	15,607	-	37,138
Mutual funds	2,631	2,524	-	5,155
Total available for sale securities	$39,171	$42,456	$-	$81,627

	December 31, 2013
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$13,389	$29,657	$-	$43,046
Closed-end Funds	23,100	17,654	(130)	40,624
Mutual funds	2,794	2,325	(24)	5,095
Total available for sale securities	$39,283	$49,636	$(154)	$88,765

	June 30, 2013
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$14,077	$19,401	$-	$33,478
Closed-end Funds	28,435	20,773	(46)	49,162
Mutual funds	2,883	1,850	(81)	4,652
Total available for sale securities	$45,395	$42,024	$(127)	$87,292

Unrealized changes in fair value, net of taxes, for the three months ended June 30, 2014 and June 30, 2013 of $1.7 million in losses and $6.9 million in losses, respectively, have been included in other comprehensive income, a component of equity, at June 30, 2014 and June 30, 2013.  Return of capital on available for sale securities was $238,000 and $14,000 for the three months ended June 30, 2014 and June 30, 2013, respectively.  Proceeds from sales of investments available for sale were approximately $2.6 million and $16.6 million for the three months ended June 30, 2014 and June 30, 2013, respectively.  For the three months ended June 30, 2014 and June 30, 2013, gross gains on the sale of investments available for sale amounted to $1.6 million and $9.8 million, respectively, and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the three months ended June 30, 2014 or June 30, 2013.  Unrealized changes in fair value, net of taxes, for the six months ended June 30, 2014 and June 30, 2013 of $4.4 million in losses and $0.9 million in losses, respectively, have been included in other comprehensive income, a component of equity, at June 30, 2014 and June 30, 2013.  Return of capital on available for sale securities was $0.6 million and $0.6 million for the six months ended June 30, 2014 and June 30, 2013, respectively.  Proceeds from sales of investments available for sale were approximately $6.5 million and $22.0 million for the six months ended June 30, 2014 and June 30, 2013, respectively.  For the six months ended June 30, 2014 and June 30, 2013, gross gains on the sale of investments available for sale amounted to $3.2 million and $10.4 million, respectively, and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the six months ended June 30, 2014 or June 30, 2013.The basis on which the cost of a security sold is determined is specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	June 30, 2014			December 31, 2013			June 30, 2013
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Cosed-end funds	$-	$-	$-	$912	$(130)	$782	$1,449	$(46)	$1,403
Mutual Funds	-	-	-	303	(24)	279	365	(72)	293
Total	$-	$-	$-	$1,215	$(154)	$1,061	$1,814	$(118)	$1,696

At June 30, 2014, there were no holdings in loss positions which were not deemed to be other than temporarily impaired.

At December 31, 2013 there were four holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at December 31, 2013 were open-end funds and closed-end funds with diversified holdings across multiple companies and across multiple industries.  One holding was impaired for one month, one for two months, one for four months and one for seven months at December 31, 2013. The value of these holdings at December 31, 2013 was $1.1 million.

At June 30, 2013, there were four holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at June 30, 2013 were closed-end funds with diversified holdings across multiple companies and across multiple industries.  All holdings were impaired for one month at June 30, 2013.  The value of these holdings at June 30, 2013 was $1.7 million.

For the three and six months ended June 30, 2014, there were $69,000 of losses on available for sale securities deemed to be other than temporary and a loss has been recorded in net gain from investments.  For the three and six months ended June 30, 2013, there was $14,000 of losses on available for sale securities deemed to be other than temporary in the condensed consolidated statements of income.

C. Fair Value

The following tables present information about the Company's assets and liabilities by major categories measured at fair value on a recurring basis as of June 30, 2014, December 31, 2013 and June 30, 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2014 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	June 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2014
Cash equivalents	$307,154	$-	$-	$307,154
Investments in partnerships	-	24,855	-	24,855
Investments in securities:
AFS - Common stocks	39,334	-	-	39,334
AFS - Mutual funds	1,516	-	-	1,516
Trading - Gov't obligations	23,998	-	-	23,998
Trading - Common stocks	155,805	1	716	156,522
Trading - Mutual funds	3,532	-	-	3,532
Trading - Other	243	157	294	694
Total investments in securities	224,428	158	1,010	225,596
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	37,138	-	-	37,138
AFS - Mutual Funds	3,639	-	-	3,639
Trading - Mutual funds	14	-	-	14
Total investments in sponsored
registered investment companies	40,791	-	-	40,791
Total investments	265,219	25,013	1,010	291,242
Total assets at fair value	$572,373	$25,013	$1,010	$598,396
Liabilities
Trading - Common stocks	$13,861	$-	$-	$13,861
Trading - Other	-	468	-	468
Securities sold, not yet purchased	$13,861	$468	$-	$14,329

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2013
Cash equivalents	$209,913	$-	$-	$209,913
Investments in partnerships	-	25,253	-	25,253
Investments in securities:
AFS - Common stocks	43,046	-	-	43,046
AFS - Mutual funds	1,687	-	-	1,687
Trading - Gov't obligations	37,994	-	-	37,994
Trading - Common stocks	123,927	7	700	124,634
Trading - Mutual funds	23,285	-	-	23,285
Trading - Other	23	275	284	582
Total investments in securities	229,962	282	984	231,228
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	40,624	-	-	40,624
AFS - Mutual Funds	3,408	-	-	3,408
Trading - Mutual funds	10	-	-	10
Total investments in sponsored
registered investment companies	44,042	-	-	44,042
Total investments	274,004	25,535	984	300,523
Total assets at fair value	$483,917	$25,535	$984	$510,436
Liabilities
Trading - Common stocks	$6,023	$-	$-	$6,023
Trading - Other	-	155	-	155
Securities sold, not yet purchased	$6,023	$155	$-	$6,178

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2013 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	June 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2013
Cash equivalents	$222,647	$-	$-	$222,647
Investments in partnerships	-	22,513	-	22,513
Investments in securities:
AFS - Common stocks	33,478	-	-	33,478
AFS - Mutual funds	1,484	-	-	1,484
Trading - Gov't obligations	27,996	-	-	27,996
Trading - Common stocks	154,411	8	669	155,088
Trading - Mutual funds	1,675	-	-	1,675
Trading - Other	98	337	284	719
Total investments in securities	219,142	345	953	220,440
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	49,162	-	-	49,162
AFS - Mutual Funds	3,168	-	-	3,168
Trading - Mutual funds	11	-	-	11
Total investments in sponsored
registered investment companies	52,341	-	-	52,341
Total investments	271,483	22,858	953	295,294
Total assets at fair value	$494,130	$22,858	$953	$517,941
Liabilities
Trading - Common stocks	$7,381	$-	$-	$7,381
Trading - Other	-	217	-	217
Securities sold, not yet purchased	$7,381	$217	$-	$7,598

The following tables present additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2014 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	March	Unrealized Gains or		Included in	and			Transfers
	31, 2014	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:

Trading - Common stocks	$700	$16	$-	$-	$16	$-	$-	$-	$716
Trading - Other	284	-	-	-	-	10	-	-	294
Total	$984	$16	$-	$-	$16	10	$-	$-	$1,010

There were no transfers between any Levels during the three months ended June 30, 2014.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2013 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	March	Unrealized Gains or		Included in	and			Transfers
	31, 2013	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common stocks	$667	$2	$-	$-	$2	$-	$-	$-	$669
Trading - Other	299	(3)	-	-	(3)	3	(15)	-	284
Total	$966	$(1)	$-	$-	$(1)	$3	$(15)	$-	$953

There were no transfers between any Levels during the three months ended June 30, 2013.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2014 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers
	31, 2013	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:

Trading - Common stocks	$700	$16	$-	$-	$16	$-	$-	$-	$716
Trading - Other	284	-	-	-	-	10	-	-	294
Total	$984	$16	$-	$-	$16	10	$-	$-	$1,010

There were no transfers between any Levels during the six months ended June 30, 2014.

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

D. Investments in Partnerships, Offshore Funds and Variable Interest Entities ("VIEs")

The Company is general partner or co-general partner of various affiliated entities in which the Company has investments totaling $93.0 million, $82.0 million and $81.5 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively, and whose underlying assets consist primarily of marketable securities (the "affiliated entities"). We also have investments in unaffiliated entities of $14.9 million, $14.0 million and $13.0 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively (the "unaffiliated entities").  On a quarterly basis we evaluate each entity for the appropriate accounting treatment and disclosure.  Certain of the affiliated entities, and none of the unaffiliated entities, are consolidated.

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

Entities consolidated
	CFFs		Partnerships		Offshore Funds		Total
	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs
Entities consolidated at December 31, 2012	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at June 30, 2013	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at December 31, 2013	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at June 30, 2014	1	2	-	1	-	1	1	4

At and for the six months ended June 30, 2014 and 2013 and at December 31, 2013, the one CFF VIE is consolidated, as the Company has been determined to be the primary beneficiary because it has an equity interest and absorbs the majority of the expected losses and/or expected gains. At and for the six months ended June 30, 2014 and 2013 and at December 31, 2013, the two CFF VOEs, the one Partnership VOE and the one Offshore Fund VOE are consolidated because the unaffiliated partners or shareholders lack substantive rights, and the Company, as either the general partner or investment manager, is deemed to have control.

The following table breaks down the investments in partnerships line by accounting method, either fair value or equity method, and investment type (in thousands):

	June 30, 2014
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$24,856	$-	$-	$-	$-	$24,856
Equity Method	-	32,830	35,268	6,699	8,243	83,040

Total	$24,856	$32,830	$35,268	$6,699	$8,243	$107,896

	December 31, 2013
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$25,253	$-	$-	$-	$-	$25,253
Equity Method	-	21,669	35,030	6,509	7,531	70,739

Total	$25,253	$21,669	$35,030	$6,509	$7,531	$95,992

	June 30, 2013
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$22,514	$-	$-	$-	$-	$22,514
Equity Method	-	26,429	32,616	5,942	7,034	72,021

Total	$22,514	$26,429	$32,616	$5,942	$7,034	$94,535

The following table includes the net impact by line item on the condensed consolidated statements of financial condition for each category of entity consolidated (in thousands):

	June 30, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$307,197	$6	$287	$-	$307,490
Investments in securities	209,181	-	8,602	7,813	225,596
Investments in sponsored investment companies	40,777	-	14	-	40,791
Investments in partnerships	112,305	4,962	(9,371)	-	107,896
Receivable from brokers	38,266	-	792	19,887	58,945
Investment advisory fees receivable	32,269	28	(2)	(67)	32,228
Other assets	31,673	40	8	135	31,856
Total assets	$771,668	$5,036	$330	$27,768	$804,802
Liabilities and equity
Securities sold, not yet purchased	$13,995	$-	$-	$334	$14,329
Accrued expenses and other liabilities	148,625	84	21	9,889	158,619
Total debt	111,813	-	-	-	111,813
Redeemable noncontrolling interests	-	4,952	309	17,545	22,806
Total equity	497,235	-	-	-	497,235
Total liabilities and equity	$771,668	$5,036	$330	$21,768	$804,802

	December 31, 2013
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$209,667	$450	$334	$-	$210,451
Investments in securities	232,211	-	7,464	(8,447)	231,228
Investments in sponsored investment companies	44,033	-	9	-	44,042
Investments in partnerships	98,494	6,517	(9,019)	-	95,992
Receivable from brokers	35,151	-	-	14,310	49,461
Investment advisory fees receivable	52,509	(24)	(14)	(965)	51,506
Other assets	27,433	(2,339)	1,592	119	26,805
Total assets	$699,498	$4,604	$366	$5,017	$709,485
Liabilities and equity
Securities sold, not yet purchased	$6,049	$-	$-	$129	$6,178
Accrued expenses and other liabilities	121,356	165	29	2,913	124,463
Total debt	111,911	-	-	-	111,911
Redeemable noncontrolling interests	-	4,439	337	1,975	6,751
Total equity	460,182	-	-	-	460,182
Total liabilities and equity	$699,498	$4,604	$366	$5,017	$709,485

	June 30, 2013
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$222,441	$-	$335	$-	$222,776
Investments in securities	215,755	-	7,292	(2,607)	220,440
Investments in sponsored investment companies	52,332	-	9	-	52,341
Investments in partnerships	100,342	3,189	(8,996)	-	94,535
Receivable from brokers	27,347	-	1,680	10,642	39,669
Investment advisory fees receivable	28,326	(10)	-	(76)	28,240
Other assets	25,412	-	-	88	25,500
Total assets	$671,955	$3,179	$320	$8,047	$683,501
Liabilities and equity
Securities sold, not yet purchased	$7,427	$-	$-	$171	$7,598
Accrued expenses and other liabilities	136,309	59	21	4,274	140,663
Total debt	117,028	-	-	-	117,028
Redeemable noncontrolling interests	-	3,120	299	3,602	7,021
Total equity	411,191	-	-	-	411,191
Total liabilities and equity	$671,955	$3,179	$320	$8,047	$683,501

The following table includes the net impact by line item on the condensed consolidated statements of income for each category of entity consolidated (in thousands):

	Three Months Ended June 30, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$108,513	$(7)	$(1)	$(209)	$108,296
Total expenses	70,515	(20)	14	250	70,759
Operating income	37,998	13	(15)	(459)	37,537
Total other income, net	8,093	130	33	665	8,921
Income before income taxes	46,091	143	18	206	46,458
Income tax provision	17,135	-	-	-	17,135
Net income	28,956	143	18	206	29,323
Net income attributable to noncontrolling interests	6	143	18	206	373
Net income attributable to GAMCO	$28,950	$-	$-	$-	$28,950

	Three Months Ended June 30, 2013
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$92,613	$(6)	$-	$(317)	$92,290
Total expenses	60,243	35	15	213	60,506
Operating income	32,370	(41)	(15)	(530)	31,784
Total other income, net	11,219	24	33	576	11,852
Income before income taxes	43,589	(17)	18	46	43,636
Income tax provision	15,724	-	-	-	15,724
Net income	27,865	(17)	18	46	27,912
Net income attributable to noncontrolling interests	(28)	(17)	18	46	19
Net income attributable to GAMCO	$27,893	$-	$-	$-	$27,893

	Six Months Ended June 30, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$213,214	$(14)	$(2)	$(425)	$212,773
Total expenses	138,227	14	26	470	138,737
Operating income	74,987	(28)	(28)	(895)	74,036
Total other income, net	13,634	206	37	1,137	15,014
Income before income taxes	88,621	178	9	242	89,050
Income tax provision	31,751	-	-	-	31,751
Net income	56,870	178	9	242	57,299
Net income attributable to noncontrolling interests	(34)	178	9	242	395
Net income attributable to GAMCO	$56,904	$-	$-	$-	$56,904

	Six Months Ended June 30, 2013
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$179,069	$(12)	$(1)	$(585)	$178,471
Total expenses	115,458	88	25	389	115,960
Operating income	63,611	(100)	(26)	(974)	62,511
Total other income, net	15,721	134	48	1,097	17,000
Income before income taxes	79,332	34	22	123	79,511
Income tax provision	28,919	-	-	-	28,919
Net income	50,413	34	22	123	50,592
Net income attributable to noncontrolling interests	(25)	34	22	123	154
Net income attributable to GAMCO	$50,438	$-	$-	$-	$50,438

Variable Interest Entities

We sponsor a number of investment vehicles where we are the general partner or investment manager.  Certain of these vehicles are VIEs, but we are not the primary beneficiary, in all but one case, because we do not absorb a majority of the entities' expected losses and/or expected returns, and they are, therefore, not consolidated.  We consolidate the one VIE where we are the primary beneficiary.  The Company has not provided any financial or other support to those VIEs where we are not the primary beneficiary.  The total net assets of these non-consolidated VIEs at June 30, 2014, December 31, 2013 and June 30, 2013 were $74.4 million, $72.7 million and $73.4 million, respectively.  Our maximum exposure to loss as a result of our involvement with the non-consolidated VIEs is limited to the investment in two VIEs and the deferred carried interest that we have in another.  On June 30, 2014, we had an investment in two of the non-consolidated VIE offshore funds of approximately $8.9 million.  On December 31, 2013 and June 30, 2013, we had an investment in one of the non-consolidated VIE offshore funds of approximately $10.0 million and $9.0 million, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.  On June 30, 2014, December 31, 2013 and June 30, 2013, we had a deferred carried interest in one of the non-consolidated VIE offshore funds of $47,000, $45,000 and $46,000, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.  Additionally, as the general partner or investment manager to these VIEs the Company earns fees in relation to these roles, which given a decline in AUMs of the VIEs would result in lower fee revenues earned by the Company which would be reflected on the condensed consolidated statement of income, condensed consolidated statement of financial condition and condensed consolidated statement of cash flows.

The assets of these VIEs may only be used to satisfy obligations of the VIEs.  The following table presents the balances related to the VIE that is consolidated and is included on the condensed consolidated statements of financial condition as well as GAMCO's net interest in this VIE.  Only one VIE was consolidated at June 30, 2014, December 31, 2013 and June 30, 2013:

	June 30, 2014		December 31, 2013		June 30, 2013
(In thousands)
Cash and cash equivalents	$		$		$
Investments in partnerships		14,125		15,540		13,457
Accrued expenses and other liabilities		(18)		(2,022)		(6)
Redeemable noncontrolling interests		(1,155)		(1,120)		-
GAMCO's net interests in consolidated VIE		$12,952		$12,398		$13,451

E. Income Taxes

The effective tax rate for the three months ended June 30,2014 was 36.9% compared to 36.0% for the prior year three month period.  The effective tax rate for the six months ended June 30, 2014 was 35.7% compared to 36.4% for the prior year six month period.  During the six month period ended June 30, 2014 we benefitted from the donation of appreciated securities used to fund our shareholder designated charitable contribution program.  We expect the effective tax rate for the remainder of 2014 to approximate the prior year rate of 36.1%.

F. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$28,950	$27,893	$56,904	$50,438
Weighted average shares outstanding	25,381	25,679	25,431	25,710
Basic net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$1.14	$1.09	$2.24	$1.96

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$28,950	$27,893	$56,904	$50,438

Weighted average share outstanding	25,381	25,679	25,431	25,710
Dilutive stock options and restricted stock awards	205	10	204	13
Total	25,586	25,689	25,635	25,723
Diluted net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$1.13	$1.09	$2.22	$1.96

G. Debt

Debt consists of the following:

	June 30, 2014		December 31, 2013		June 30, 2013
	Carrying	Fair Value	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2	Value	Level 2
(In thousands)
5.875% Senior notes	$100,000	$108,521	$100,000	$108,500	$100,000	$104,125
0% Subordinated debentures	11,813	13,206	11,911	13,819	17,028	18,924
Total	$111,813	$121,727	$111,911	$122,319	$117,028	$123,049

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

Zero coupon Subordinated debentures due December 31, 2015

On December 31, 2010, the Company issued $86.4 million in par value of five year zero coupon subordinated debentures due December 31, 2015 ("Debentures") to its shareholders of record on December 15, 2010 through the declaration of a special dividend of $3.20 per share.  The Debentures have a par value of $100 and are callable at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed.  During the three month periods ended June 30, 2014 and June 30, 2013 the Company repurchased 5,717 Debentures and 11,942 Debentures, respectively, having a face value of $572,000 and $1.2 million, respectively.  The redemptions were accounted for as extinguishments of debt and resulted in losses of $69,000 and $137,000, respectively, which were included in net gain from investments on the condensed consolidated statements of income.  During the six month periods ended June 30, 2014 and June 30, 2013 the Company repurchased 6,133 Debentures and 11,974 Debentures, respectively, having a face value of $613,000 and $1.2 million, respectively.  The redemptions were accounted for as extinguishments of debt and resulted in losses of $74,000 and $137,000, respectively. The debt is being accreted to its face value using the effective rate on the date of issuance of 7.45%.  At June 30, 2014, December 31, 2013 and June 30, 2013, the debt was recorded at its accreted value of $11.8 million, $11.9 million and $17.0 million, respectively.

The fair value of the Company's debt, which is a Level 2 valuation, is estimated based on either quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  Inputs in these standard models include credit rating, maturity and interest rate.

On May 30, 2012, the Securities and Exchange Commission ("SEC") declared effective the "shelf" registration statement filed by the Company.  The "shelf" provides the Company with the flexibility of issuing any combination of senior and subordinated debt securities, convertible securities and common and preferred securities up to a total amount of $500 million and replaced the existing shelf registration which expired in July 2012.  As of June 30, 2014, $400 million is available on the shelf.
H. Stockholders' Equity

Shares outstanding were 25.9 million, 26.1 million and 25.6 million on June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

Dividends

	Payment Date	Record Date	Amount

Three months ended March 31, 2014	March 25, 2014	March 11, 2014	$0.06
Three months ended June 30, 2014	June 24, 2014	June 10, 2014	$0.06
Six months ended June 30, 2014			$0.12

Three months ended March 31, 2013	March 26, 2013	March 12, 2013	$0.05
Three months ended June 30, 2013	June 25, 2013	June 11, 2013	$0.05
Six months ended June 30, 2013			$0.10

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

Stock Award and Incentive Plan

The Company maintains two plans approved by the shareholders, the 1999 Plan and the 2002 Plan, which are designed to provide incentives which will attract and retain individuals key to the success of GAMCO through direct or indirect ownership of our common stock.  Benefits under both the 1999 and 2002 Plans may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards.  A maximum of 1.5 million shares of Class A Stock were originally reserved for issuance under each of the 1999 and 2002 Plans by a committee of the Board of Directors responsible for administering the Plans ("Compensation Committee").  In November 2013, the shareholders approved an amendment to the Company's 2002 Stock Award and Incentive Plan to increase the number of shares of Class A Stock authorized and reserved for issuance by 2 million.  Under the Plans, the committee may grant restricted stock awards ("RSA") and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the Compensation committee may determine.  Options granted under the plans typically vest 75% after three years and 100% after four years from the date of grant and expire after ten years.  RSA shares granted under the Plans typically vest 30% after three years and 100% after five years.

On January 9, 2014, the Company approved the granting of 2,100 RSA shares at a grant date fair value of $81.99 per share.  As of June 30, 2014 and December 31, 2013, there were 564,250 RSA shares and 566,950 RSA shares outstanding, respectively, that were previously issued at an average weighted grant price of $63.93 and $63.93, respectively.  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee.  This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant, except for the August 2013 grant which is 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.  There were no RSAs outstanding at June 30, 2013.

For the three months ended June 30, 2014 and June 30, 2013, we recognized stock-based compensation expense of $1.7 million and $15,000, respectively.  For the six months ended June 30, 2014 and June 30, 2013, we recognized stock-based compensation expense of $3.4 million and $29,000, respectively. Actual and projected stock-based compensation expense for RSA shares and options for the years ended December 31, 2014 through December 31, 2023 (based on awards currently issued or granted) is as follows ($ in thousands):

	2013	2014	2015	2016	2017	2018
Q1	$15	$1,700	$1,695	$1,694	$903	$771
Q2	15	1,697	1,694	1,694	903	771
Q3	741	1,697	1,694	1,339	816	702
Q4	1,301	1,697	1,694	1,078	773	554
Full Year	$2,072	$6,791	$6,777	$5,805	$3,395	$2,798

	2019	2020	2021	2022	2023
Q1	$325	$240	$168	$105	$50
Q2	325	240	168	105	50
Q3	268	192	126	68	17
Q4	240	168	105	50	-
Full Year	$1,158	$840	$567	$328	$117

The total compensation cost related to non-vested options not yet recognized is approximately $25.2 million as of June 30, 2014.  For the three months ended June 30, 2014, proceeds from the exercise of 20,000 stock options were $792,000 resulting in a tax benefit to GAMCO of $175,000.  There were no options exercised for the three months ended June 30, 2013.  For the six months ended June 30, 2014 and 2013, proceeds from the exercise of 40,000 stock options and 2,623 stock options, respectively, were $1.6 million and $76,000, respectively, resulting in a tax benefit to GAMCO of $349,000 and $16,000, respectively.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  On February 5, 2013, our Board of Directors authorized an incremental 500,000 shares to be added to the current buyback authorization.  For the three months ended June 30, 2014 and June 30, 2013, the Company repurchased 103,528 shares and 81,726 shares, respectively, at an average price per share of $77.76 and $52.73, respectively.  For the six months ended June 30, 2014 and June 30, 2013, the Company repurchased 224,720 shares and 118,402 shares, respectively, at an average price per share of $78.75 and $52.99, respectively.  From the inception of the program through June 30, 2014, 8,936,313 shares have been repurchased at an average price of $43.17 per share.  At June 30, 2014, the total shares available under the program to be repurchased in the future were 698,495.

I. Goodwill and Identifiable Intangible Assets

At June 30, 2014, $3.5 million of goodwill is reflected within other assets on the condensed consolidated statements of financial condition with $3.3 million related to a 94%-owned subsidiary, Gabelli Securities, Inc. and $0.2 million related to G.distributors, LLC.  The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required.  There were no indicators of impairment for the three months ended June 30, 2014 or June 30, 2013, and as such there was no impairment analysis performed or charge recorded.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the condensed consolidated statements of financial condition at June 30, 2014, December 31, 2013 and June 30, 2013.  The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2015.  The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant.  There were no indicators of impairment for the three months ended June 30, 2014 or June 30, 2013, and as such there was no impairment analysis performed or charge recorded.

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

The Company indemnifies the clearing brokers of G.research, Inc., our broker-dealer subsidiary, for losses they may sustain from the customer accounts that trade on margin introduced by it.  At June 30, 2014, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements and believes the likelihood of a claim being made is remote.  The Company's estimate of the value of such agreements is de minimis, and therefore an accrual has not been made on the condensed consolidated financial statements.

K. Shareholder-Designated Contribution Plan

During 2013, the Company established a Shareholder Designated Charitable Contribution program.  Under the program, each shareholder is eligible to designate a charity to which the Company would make a donation based upon the actual number of shares registered in the shareholder's name.  Shares held in nominee or street name were not eligible to participate.  The Board of Directors approved two contributions during 2013 of $0.25 per registered share each.  During the first half of 2013, the Company recorded a charge of $5.0 million, or $0.11 per diluted share, net of management fee and tax benefit, related to the contributions which was included in shareholder-designated contribution in the condensed consolidated statements of income.

During the fourth quarter of 2013, the Company recorded a charge of $5.3 million, or $0.12 per diluted share, net of management fee and tax benefit, as an estimate of the expected contribution to be made relating to the $0.25 per share contribution approved by the Board in November 2013. Based upon the number of registered shares that participated in the program, the Company recorded an additional charge of $134,000 during the second quarter of 2014.

L. Subsequent Events

From July 1, 2014 to August 5, 2014, the Company repurchased 28,762 shares at $82.90 per share.

On August 5, 2014, the Board of Directors declared a regular quarterly dividend of $0.06 per share to all of its shareholders, payable on September 30, 2014 to shareholders of record on September 16, 2014.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Overview

GAMCO, through the Gabelli brand, well known for its Private Market Value (PMV) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to open- and closed-end funds, institutional and high net worth investors, and investment partnerships, principally in the United States.  Through G.research, Inc. ("G.research"), we provide institutional research and brokerage services to institutional clients and investment partnerships.  Through G.distributors, LLC ("G.distributors"), we provide mutual fund distribution.  We generally manage assets on a fully discretionary basis and invest in a variety of U.S. and international securities through various investment styles.  Our revenues are based primarily on the Company's levels of assets under management and fees associated with our various investment products.

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

Assets under management ("AUM") were a record $49.4 billion as of June 30, 2014, an increase of 3.8% from AUM of $47.6 billion at March 31, 2014 and up 22.0% from the June 30, 2013 AUM of $40.5 billion.  The second quarter 2014 AUM rose $1.8 billion and consisted of market appreciation of $2.0 billion, net cash outflows of $47 million and recurring distributions, net of reinvestments, from open-end and closed-end funds of $150 million.  Average total AUM was $48.1 billion in the 2014 quarter versus $40.3 billion in the prior year period, an increase of 19.4%.  Average AUM in our open-end equity funds, a key driver to our investment advisory fees, was $17.8 billion in the second quarter of 2014, rising 26.2% from the 2013 quarter average AUM of $14.1 billion.

In addition to management fees, we earn incentive fees for certain institutional client assets, certain assets attributable to preferred issues of our closed-end funds, to our GDL Fund (NYSE: GDL) and investment partnership assets.  As of June 30, 2014, assets with incentive based fees were $4.6 billion, an increase of $0.1 billion, or 2.2%, from the $4.5 billion at March 31, 2014 and 17.9% higher than the $3.9 billion on June 30, 2013.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 2nd Quarter 2014
				Fund
		Market		distributions,
	March 31,	appreciation/	Net cash	net of	June 30,
	2014	(depreciation)	flows	reinvestments	2014
Equities:
Open-end Funds	$17,531	$768	$241	$(32)	$18,508
Closed-end Funds	6,967	366	9	(118)	7,224
Institutional & PWM - direct	16,403	733	(195)	-	16,941
Institutional & PWM - sub-advisory	3,822	132	(71)	-	3,883
Investment Partnerships	865	17	15	-	897
SICAV (a)	91	1	2	-	94
Total Equities	45,679	2,017	1	(150)	47,547
Fixed Income:
Money-Market Fund	1,812	-	(46)	-	1,766
Institutional & PWM	64	-	-	-	64
Total Fixed Income	1,876	-	(46)	-	1,830
Total Assets Under Management	$47,555	$2,017	$(45)	$(150)	$49,377

Table II: Fund Flows - Six Months ended June 30, 2014
				Fund
		Market		distributions,
	December 31,	appreciation/	Net cash	net of	June 30,
	2013	(depreciation)	flows	reinvestments	2014
Equities:
Open-end Funds	$17,078	$997	$495	$(62)	$18,508
Closed-end Funds	6,945	506	4	(231)	7,224
Institutional & PWM - direct	16,486	929	(474)	-	16,941
Institutional & PWM - sub-advisory	3,797	184	(98)	-	3,883
Investment Partnerships	811	24	62	-	897
SICAV (a)	96	2	(4)	-	94
Total Equities	45,213	2,642	(15)	(293)	47,547
Fixed Income:
Money-Market Fund	1,735	-	31	-	1,766
Institutional & PWM	62	-	2	-	64
Total Fixed Income	1,797	-	33	-	1,830
Total Assets Under Management	$47,010	$2,642	$18	$(293)	$49,377

Table III: Assets Under Management
	June 30,	June 30,	%
	2013	2014	Inc.(Dec.)
Equities:
Open-end Funds	$14,188	$18,508	30.4%
Closed-end Funds	6,409	7,224	12.7
Institutional & PWM - direct	14,069	16,941	20.4
Institutional & PWM - sub-advisory	3,185	3,883	21.9
Investment Partnerships	778	897	15.3
SICAV (a)	93	94	1.1
Total Equities	38,722	47,547	22.8
Fixed Income:
Money-Market Fund	1,689	1,766	4.6
Institutional & PWM	67	64	(4.5)
Total Fixed Income	1,756	1,830	4.2
Total Assets Under Management	$40,478	$49,377	22.0%

Table IV: Assets Under Management by Quarter
						% Increase/
						(decrease) from
	6/13	9/13	12/13	3/14	6/14	6/13	3/14
Equities:
Open-end Funds	$14,188	$15,581	$17,078	$17,531	$18,508	30.4%	5.6%
Closed-end Funds	6,409	6,721	6,945	6,967	7,224	12.7	3.7
Institutional & PWM - direct	14,069	15,026	16,486	16,403	16,941	20.4	3.3
Institutional & PWM - sub-advisory	3,185	3,503	3,797	3,822	3,883	21.9	1.6
Investment Partnerships	778	805	811	865	897	15.3	3.7
SICAV (a)	93	94	96	91	94	1.1	3.3
Total Equities	38,722	41,730	45,213	45,679	47,547	22.8	4.1
Fixed Income:
Money-Market Fund	1,689	1,714	1,735	1,812	1,766	4.6	(2.5)
Institutional & PWM	67	63	62	64	64	(4.5)	-
Total Fixed Income	1,756	1,777	1,797	1,876	1,830	4.2	(2.5)
Total Assets Under Management	$40,478	$43,507	$47,010	$47,555	$49,377	22.0%	3.8%

(a) Includes $90 million, $92 million, $94 million, $88 million and $77 million of proprietary seed capital at June 30, 2013,
September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014, respectively.

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared To Three Months Ended June 30, 2013

(Unaudited; in thousands, except per share data)
	2014	2013
Revenues
Investment advisory and incentive fees	$90,156	$77,443
Distribution fees and other income	15,767	12,522
Institutional research services	2,373	2,325
Total revenues	108,296	92,290
Expenses
Compensation	44,045	37,759
Management fee	5,144	4,846
Distribution costs	15,023	11,871
Other operating expenses	6,547	6,030
Total expenses	70,759	60,506
Operating income	37,537	31,784
Other income (expense)
Net gain from investments	9,744	12,141
Interest and dividend income	1,332	2,507
Interest expense	(2,021)	(2,796)
Shareholder-designated contribution	(134)	-
Total other income, net	8,921	11,852
Income before income taxes	46,458	43,636
Income tax provision	17,135	15,724
Net income	29,323	27,912
Net income attributable to noncontrolling interests	373	19
Net income attributable to GAMCO Investors, Inc.'s shareholders	$28,950	$27,893

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.14	$1.09
Diluted	$1.13	$1.09

Overview

Net income attributable to shareholders of GAMCO for the quarter was $29.0 million, or $1.13 per fully diluted share, versus $27.9 million, or $1.09 per fully diluted share, in the prior year's quarter.   The quarter to quarter comparison was positively impacted by higher revenues and lower interest expense partially offset by increased stock compensation costs and lower income from our proprietary investments.

Revenues

Investment advisory and incentive fees for the second quarter 2014 were $90.2 million, 16.5% above the 2013 comparative figure of $77.4 million.  Open-end fund revenues increased by 24.9% to $43.1 million from $34.5 million in the second quarter of 2013 driven by a 26.6% increase in average open-end equity AUM.  Our closed-end fund revenues rose 8.7% to $15.0 million in the second quarter 2014 from $13.8 million in 2013 due to a 8.8% increase in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, increased $4.5 million, or 17.7%, to $29.9 million from $25.4 million in second quarter 2013.  Incentive fees declined $1.8 million quarter to quarter to $0.5 million in the 2014 quarter versus $2.3 million in the prior year period.  Investment partnership revenues were $1.6 million, an increase of 14.3% from $1.4 million in second quarter 2013 due to an increase in average AUM resulting from a combination of market performance and net inflows.

Open-end fund distribution fees and other income were $15.8 million for the second quarter 2014, an increase of $3.3 million or 26.4% from $12.5 million in the prior year period, primarily due to higher quarterly average AUM in open-end equity funds that generate distribution fees and increased level of sales of load shares of mutual funds.

Our institutional research revenues were $2.4 million in the second quarter 2014 versus $2.3 million in the prior year period.

Expenses

Compensation costs, which are largely variable, were $44.0 million or 16.4% higher than prior year compensation costs of $37.8 million.  The quarter over quarter increase was comprised of variable compensation of $3.6 million related to the increased levels of AUM, $0.9 million in fixed compensation and a $1.7 million increase in stock compensation expense for RSAs issued in the second half of 2013.

Management fee expense, which is wholly variable and based on pretax income, increased to $5.1 million in the second quarter of 2014 from $4.8 million in the 2013 period.

Distribution costs were $15.0 million, an increase of $3.1 million or 26.1% from $11.9 million in the prior year's period.  The increase in distribution costs was driven by increased AUM, largely from the direct to intermediary channel, which resulted in an increase in payments to third-party distributors of $2.4 million.

Other operating expenses were $6.5 million in the second quarter of 2014, an increase of $0.5 million, or 8.3%, from $6.0 million in the second quarter of 2013.  The prior year quarter benefitted from insurance reimbursements of $0.4 million in legal and regulatory costs previously incurred and expensed.  Excluding this reimbursement other operating expenses were up less than 2%.

Operating income for the second quarter of 2014 was $37.5 million, an increase of $5.7 million, or 17.9%, from the $31.8 million in the second quarter of 2013.  Operating income, as a percentage of revenues, was 34.7% in the 2014 quarter as compared to 34.4% in the 2013 quarter.

Other

Total other income, net of interest expense, was $8.9 million for the second quarter 2014 versus $11.9 million in the prior year's quarter.  Realized and unrealized gains in our trading portfolio were $9.7 million in the 2014 quarter; $2.4 million lower than the $12.1 million reported in the 2013 quarter.  Interest and dividend income was lower by $1.2 million.  Interest expense decreased by $0.8 million to $2.0 million in the second quarter of 2014 from $2.8 million in second quarter of 2013 due to a decrease in total average debt outstanding.

The effective tax rates ("ETR") for the three months ended June 30, 2014 and June 30, 2013 were 36.9% and 36.0%, respectively.  During the 2013 quarter the Company's ETR was lowered by one percentage point from the reversal of certain prior year state tax accruals.

Six Months Ended June 30, 2014 Compared To Six Months Ended June 30, 2013

(Unaudited; in thousands, except per share data)
	2014	2013
Revenues
Investment advisory and incentive fees	$177,953	$150,050
Distribution fees and other income	30,640	23,875
Institutional research services	4,180	4,546
Total revenues	212,773	178,471
Expenses
Compensation	87,942	73,411
Management fee	9,872	8,826
Distribution costs	28,986	22,881
Other operating expenses	11,937	10,842
Total expenses	138,737	115,960
Operating income	74,306	62,511
Other income (expense)
Net gain from investments	16,688	24,432
Interest and dividend income	2,473	3,852
Interest expense	(4,013)	(6,284)
Shareholder-designated contribution	(134)	(5,000)
Total other income, net	15,014	17,000
Income before income taxes	89,050	79,511
Income tax provision	31,751	28,919
Net income	57,299	50,592
Net income attributable to noncontrolling interests	395	154
Net income attributable to GAMCO Investors, Inc.'s shareholders	$56,904	$50,438

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$2.24	$1.96
Diluted	$2.22	$1.96

Overview

Net income attributable to shareholders of GAMCO for the first six months of 2014 was $56.9 million or $2.22 per fully diluted share versus $50.4 million or $1.96 per fully diluted share in the prior year's first six months.   Included in the 2013 results is a $5.0 million charge, or $0.11 per diluted share, net of management fee and tax benefit, for the shareholder designated charitable contribution program.  The period to period comparison, excluding this charge, was positively impacted by higher revenues, lower interest expense offset partially by increased stock compensation costs and lower income from our proprietary investments.

Revenues

Investment advisory and incentive fees for the six months ended June 30, 2014 were $178.0 million, 18.6% above the comparable 2013 figure of $150.1 million.  Open-end mutual fund revenues increased by 26.2% to $83.9 million from $66.5 million in first half 2013 driven by a 27.9% increase in average open-end equity AUM.  Our closed-end fund revenues rose 8.0% to $29.6 million in the first half of 2014 from $27.4 million in 2013 due to a 8.3% increase in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, increased $11.9 million, or 24.5%, to $60.4 million from $48.5 million in first half of 2013.  During the first half of 2014, we earned $0.8 million in incentive fees, a decrease of $3.9 million from $4.7 million earned in the first half of 2013.  Investment partnership revenues were $3.2 million, an increase of 10.3% from $2.9 million for the six months ended June 30, 2013 due to an increase in average AUM resulting from net inflows.

Open-end fund distribution fees and other income were $30.6 million for the first six months of 2014, an increase of $6.7 million or 28.0% from $23.9 million in the prior year period, primarily due to higher quarterly average AUM in open-end equity mutual funds that generate distribution fees and an increased level of sales of load shares of mutual funds.

Our institutional research revenues were $4.2 million in the first half of 2014 versus $4.5 million in the prior year period.  Although commission revenues were largely unchanged in most areas of that business, dealer manager fee revenues from underwriting closed-end fund offerings declined $0.3 million from the prior year period.

Expenses

Compensation costs, which are largely variable, were $87.9 million or 19.8% higher than prior year compensation costs of $73.4 million.  The period over period increase was comprised of variable compensation of $8.4 million related to the increased levels of AUM, $2.7 million in fixed compensation and a $3.4 million increase in stock compensation expense for RSAs issued in the second half of 2013.

Management fee expense, which is wholly variable and based on pretax income, increased to $9.9 million for the six months ended June 30, 2014 from $8.8 million in the 2013 period.

Distribution costs were $29.0 million, an increase of $6.1 million or 26.6% from $22.9 million in the prior year's period.  The increase in distribution costs was driven by increased AUM, largely from the direct to intermediary channel, which resulted in an increase in payments to third-party distributors of $4.6 million.

Other operating expenses were $11.9 million in the first six months of 2014, an increase of $1.1 million, or 10.2%, from $10.8 million in the first half of 2013. The period to period comparison was impacted by decreases in insurance reimbursements for legal and regulatory costs previously incurred and expensed for a legal matter which was successfully concluded in the first half of 2014.

Operating income for the first six months of 2014 was $74.0 million, an increase of $11.5 million, or 18.4%, from the $62.5 million in the first half of 2013.  Operating income, as a percentage of revenues, was 34.8% in the 2014 period as compared to 35.0% in the 2013 period.

Other

Total other income, net of interest expense, was $15.0 million for the first six months of 2014 versus $17.0 million in the prior year's quarter.  Realized and unrealized gains in our trading portfolio were $16.7 million in the 2014 period, $7.7 million lower than the $24.4 million reported in the 2013 period.  Interest and dividend income was lower by $1.4 million.  Interest expense decreased by $2.3 million to $4.0 million in the first half of 2014 from $6.3 million in first half of 2013 due to a decrease in total average debt outstanding.  On May 15, 2013, the $99 million of 5.5% Senior notes matured, and were repaid.  Expenses for the shareholder-designated charitable contribution program were $0.1 million during the first half of 2014 and $5.0 million for the first half of 2013.

The effective tax rate for the six months ended June 30, 2014 was 35.7% as compared to the prior year period's effective rate of 36.4%.  During the 2014 period the ETR benefitted from the donation of appreciated securities used to fund our shareholder designated charitable contribution program.  We expect the effective tax rate for 2014 to approximate the prior year ETR of 36.1%.

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

Summary cash flow data is as follows:
	Six months ended
	June 30,
	2014	2013
Cash flows provided by (used in):	(in thousands)
Operating activities	$99,422	$133,431
Investing activities	1,725	18,650
Financing activities	(4,097)	(119,931)
Effect of exchange rates on cash and cash equivalents	(11)	18
Net increase	97,039	32,168
Cash and cash equivalents at beginning of period	210,451	190,608
Cash and cash equivalents at end of period	$307,490	$222,776

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

At June 30, 2014, we had total cash and cash equivalents of $307.5 million, an increase of $97.0 million from December 31, 2013.  Cash and cash equivalents of $0.3 million and investments in securities of $4.2 million held by consolidated investment partnerships and offshore funds may not be readily available for the Company to access.  Total debt outstanding at June 30, 2014 was $111.8 million, consisting of $11.8 million in Debentures (face value of $13.2 million) and $100 million of 5.875% senior notes due 2021.

For the six months ended June 30, 2014, cash provided by operating activities was $99.4 million, a decrease of $34.0 million from cash provided in the prior year period of $133.4 million.  Cash was provided through an increase in net income of $6.7 million, a $7.4 million decrease in trading securities, an increase in investment advisory fees receivables collected of $5.1 million, a $3.4 million increase in stock compensation, an increase of $1.2 million in donated securities and $1.1 million from other sources.  Reducing cash was a decrease in compensation payable of $14.9 million, a $10.6 million decrease in net contributions and distributions to/from partnerships, a decrease in receivable from brokers of $20.5 million, a $5.9 million reduction to accrued expenses and other liabilities and a decrease of $7.0 million in other assets.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $1.7 million in the first six months of 2014.  Cash used in financing activities in the first six months of 2014 was $4.1 million, including $3.1 million paid in dividends, and $17.7 million paid for the purchase of treasury stock less $15.6 million in net contributions from redeemable noncontrolling interests and $1.6 million in proceeds from exercise of stock options.

For the six months ended June 30, 2013, cash provided by operating activities was $133.4 million.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $18.7 million in the first six months of 2013.  Cash used in financing activities in the first six months of 2013 was $119.9 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

We have two broker-dealers, G.research and G.distributors, which are subject to certain net capital requirements.  Both broker-dealers compute their net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for each broker-dealer at June 30, 2014.  At June 30, 2014, G.research had net capital, as defined, of approximately $2.6 million, exceeding the regulatory requirement by approximately $2.3 million, and G.distributors had net capital, as defined, of approximately $3.0 million, exceeding the regulatory requirement by approximately $2.7 million.  Net capital requirements for our affiliated broker-dealers may increase in accordance with rules and regulations to the extent they engage in other business activities.

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

Equity Price Risk

The Company earns substantially all of its revenue as advisory and distribution fees from our affiliated open-end and closed-end funds, Institutional and Private Wealth Management assets, and Investment Partnership assets.  Such fees represent a percentage of AUM, and substantially all of these assets are in equity investments.  Accordingly, since revenues are proportionate to the value of those investments, a substantial increase or decrease in equity markets overall will have a corresponding effect on the Company's revenues.

With respect to our proprietary investment activities, included in investments in securities of $225.6 million and investments in sponsored registered investment companies of $40.8 million at June 30, 2014 were investments in United States Treasury Bills and Notes of $24.0 million, open-end funds and closed-end funds, largely invested in equity products, of $45.8 million, a selection of common and preferred stocks totaling $195.9 million, and other investments of approximately $0.7 million.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $195.9 million invested in common and preferred stocks at June 30, 2014, $39.3 million represented our investment in Westwood Holdings Group Inc., and $56.3 million was invested by the Company in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Risk arbitrage generally involves announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At June 30, 2014, the fair value of securities sold, not yet purchased was $14.3 million.  Investments in partnerships totaled $107.9 million at June 30, 2014, $55.6 million of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of June 30, 2014 and December 31, 2013.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At June 30, 2014:
Equity price sensitive investments, at fair value	$262,384	$236,146	$288,622
At December 31, 2013:
Equity price sensitive investments, at fair value	$291,346	$262,211	$320,481

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on June 30, 2014 cash and cash equivalent balance of $307.5 million, a 1% increase in interest rates would increase our interest income by $3.1 million annually.  Given that our current return on these cash equivalent investments in this low interest rate environment is approximately 0.0% annually, an analysis of a 1% decrease is not meaningful.

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

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At June 30, 2014, we had equity investments, including open-end funds largely invested in equity products, of $266.4 million.  Investments in open-end funds and closed-end funds, $45.8 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships totaled $107.9 million, of which $55.6 million were invested in partnerships which invest in risk arbitrage.  Risk arbitrage is primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes are recorded as net gain from investments in the condensed consolidated statements of income while the available for sale portfolio changes are recorded in other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Co-Chief Accounting Officers ("CAOs"), to allow timely decisions regarding required disclosure.  Our CEO, CFO, and CAOs participated in this evaluation and concluded that, as of the date of June 30, 2014, our disclosure controls and procedures were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended June 30, 2014:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
4/01/14 - 4/30/14	28,477	$76.11	28,477	773,546
5/01/14 - 5/31/14	29,395	76.10	29,395	744,151
6/01/14 - 6/30/14	45,656	79.86	45,656	698,495
Totals	103,528	$77.76	103,528

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer	Title: Co-Chief Accounting Officer

Date: August 5, 2014	Date: August 5, 2014