Form 10-Q
period 2014-09-30
GAMCO INVESTORS, INC. ET AL
filed 2014-11-07
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
or
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.
Class		Outstanding at October 31, 2014
Class A Common Stock, .001 par value	(Including 639,750 restriced stock awards)	6,540,443
Class B Common Stock, .001 par value		19,279,260

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended September 30, 2014 and 2013
- Nine months ended September 30, 2014 and 2013

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended September 30, 2014 and 2013
- Nine months ended September 30, 2014 and 2013

Condensed Consolidated Statements of Financial Condition:
- September 30, 2014
- December 31, 2013
- September 30, 2013

Condensed Consolidated Statements of Equity:
- Nine months ended September 30, 2014 and 2013

Condensed Consolidated Statements of Cash Flows:
- Nine months ended September 30, 2014 and 2013

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Investment advisory and incentive fees	$92,591	$80,438	$270,544	$230,488
Distribution fees and other income	15,727	13,545	46,367	37,420
Institutional research services	2,540	2,394	6,720	6,940
Total revenues	110,858	96,377	323,631	274,848
Expenses
Compensation	43,316	39,803	131,258	113,214
Management fee	3,756	5,629	13,628	14,455
Distribution costs	15,101	12,769	44,087	35,650
Other operating expenses	5,099	5,448	17,036	16,290
Total expenses	67,272	63,649	206,009	179,609

Operating income	43,586	32,728	117,622	95,239
Other income (expense)
Net gain/(loss) from investments	(9,086)	19,334	7,602	43,766
Interest and dividend income	1,084	1,134	3,557	4,986
Interest expense	(1,987)	(2,164)	(6,000)	(8,448)
Shareholder-designated contribution	-	(313)	(134)	(5,313)
Total other income (expense), net	(9,989)	17,991	5,025	34,991
Income before income taxes	33,597	50,719	122,647	130,230
Income tax provision	13,045	17,515	44,796	46,434
Net income	20,552	33,204	77,851	83,796
Net income/(loss) attributable to noncontrolling interests	(3,113)	106	(2,718)	260
Net income attributable to GAMCO Investors, Inc.'s shareholders	$23,665	$33,098	$80,569	$83,536

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.94	$1.29	$3.17	$3.25

Diluted	$0.93	$1.29	$3.15	$3.25

Weighted average shares outstanding:
Basic	25,296	25,625	25,385	25,682

Diluted	25,517	25,700	25,595	25,717

Dividends declared:	$0.06	$0.06	$0.18	$0.16

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$20,552	$33,204	$77,851	$83,796
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(45)	49	(15)	1
Net unrealized gains/(losses) on securities available for sale (a)	(2,407)	(2,170)	(6,832)	(3,030)
Other comprehensive income/(loss)	(2,452)	(2,121)	(6,847)	(3,029)

Comprehensive income	18,100	31,083	71,004	80,767
Less: Comprehensive loss/(income) attributable to noncontrolling interests	3,113	(106)	2,718	(260)

Comprehensive income attributable to GAMCO Investors, Inc.	$21,213	$30,977	$73,722	$80,507

(a) Net of income tax benefit of ($1,414), ($1,274), ($4,013) and ($1,780), respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	September 30,	December 31,	September 30,
	2014	2013	2013
ASSETS
Cash and cash equivalents	$358,421	$210,451	$245,411
Investments in securities	254,630	231,228	237,744
Investments in sponsored registered investment companies	39,520	44,042	43,688
Investments in partnerships	107,434	95,992	97,752
Receivable from brokers	79,885	49,461	43,854
Investment advisory fees receivable	31,155	51,506	31,151
Income tax receivable	2,433	445	433
Other assets	25,282	26,360	34,589
Total assets	$898,760	$709,485	$734,622

LIABILITIES AND EQUITY
Payable to brokers	$46,790	$10,765	$14,675
Income taxes payable and deferred tax liabilities	27,412	39,846	28,726
Capital lease obligation	5,272	5,323	5,331
Compensation payable	93,535	34,663	86,174
Securities sold, not yet purchased	14,180	6,178	7,725
Mandatorily redeemable noncontrolling interests	1,304	1,355	1,327
Accrued expenses and other liabilities	31,007	32,511	28,906
Sub-total	219,500	130,641	172,864

5.5% Senior notes (repaid May 15, 2013)	-	0	0
5.875% Senior notes (due June 1, 2021)	100,000	100,000	100,000
Zero coupon subordinated debentures, Face value: $13.1 million at September 30, 2014, $13.8
million at December 31, 2013 and $20.5 million at September 30, 2013 (due December 31, 2015)	11,941	11,911	17,347
Total liabilities	331,441	242,552	290,211

Redeemable noncontrolling interests	56,086	6,751	5,765
Commitments and contingencies (Note J)
Equity
GAMCO Investors, Inc. stockholders' equity
Preferred stock, $.001 par value; 10,000,000 shares authorized;
none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
15,230,433, 15,012,719 and 14,833,469 issued, respectively; 6,599,982,
6,701,930 and 6,592,649 outstanding, respectively	14	14	14
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 19,279,260, 19,384,174 and 19,424,174 shares
outstanding, respectively	19	19	19
Additional paid-in capital	289,664	282,496	281,194
Retained earnings	582,357	506,441	487,702
Accumulated other comprehensive income	23,392	30,239	23,271
Treasury stock, at cost (8,630,451, 8,310,789 and 8,240,820 shares, respectively)	(386,952)	(361,878)	(356,343)
Total GAMCO Investors, Inc. stockholders' equity	508,494	457,331	435,857
Noncontrolling interests	2,739	2,851	2,789
Total equity	511,233	460,182	438,646

Total liabilities and equity	$898,760	$709,485	$734,622

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Nine months ended September 30, 2014

		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2013	$2,851	$33	$282,496	$506,441	$30,239	$(361,878)	$460,182	$6,751
Redemptions of
noncontrolling interests	-	-	-	-	-	-	-	(1,666)
Contributions from
noncontrolling
interests	-	-	-	-	-	-	-	53,607
Net income (loss)	(112)	-	-	80,569	-	-	80,457	(2,606)
Net unrealized gains on
securities available for sale,
net of income tax benefit ($1,393)	-	-	-	-	(2,371)	-	(2,371)	-
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax benefit ($2,620)	-	-	-	-	(4,461)	-	(4,461)	-
Foreign currency translation	-	-	-	-	(15)	-	(15)	-
Dividends declared ($0.18 per
share)	-	-	-	(4,653)	-	-	(4,653)	-
Stock based compensation
expense	-	-	5,182	-	-	-	5,182	-
Exercise of stock options
including tax benefit ($349)	-	-	1,986	-	-	-	1,986	-
Purchase of treasury stock	-	-	-	-	-	(25,074)	(25,074)	-
Balance at September 30, 2014	$2,739	$33	$289,664	$582,357	$23,392	$(386,952)	$511,233	$56,086

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Nine months ended September 30, 2013

		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2012	$3,326	$33	$280,089	$408,295	$26,300	$(347,109)	$370,934	$17,362
Redemptions of noncontrolling
interests	(524)	-	-	-	-	-	(524)	(15,356)
Contributions from
noncontrolling
interests	-	-	-	-	-	-	-	3,486
Net income (loss)	(13)	-	-	83,536	-	-	83,523	273
Net unrealized gains on
securities available for sale,
net of income tax ($5,479)	-	-	-	-	9,331	-	9,331	-
Amount reclassed from
accumulated other
comprehensive income,
net of income tax benefit ($7,259)	-	-	-	-	(12,361)	-	(12,361)	-
Income tax effect of transaction
with shareholders	-	-	243	-	-	-	243	-
Foreign currency translation	-	-	-	-	1	-	1	-
Dividends declared ($0.16 per
share)	-	-	-	(4,129)	-	-	(4,129)	-
Stock based compensation
expense	-	-	770	-	-	-	770	-
Exercise of stock options
including tax benefit	-	-	92	-	-	-	92	-
Purchase of treasury stock	-	-	-	-	-	(9,234)	(9,234)	-
Balance at September 30, 2013	$2,789	$33	$281,194	$487,702	$23,271	$(356,343)	$438,646	$5,765

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities
Net income	$77,851	$83,796
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net gains from partnerships	(572)	(1,211)
Depreciation and amortization	507	605
Stock based compensation expense	5,182	770
Deferred income taxes	(3,472)	1,495
Tax benefit from exercise of stock options	349	16
Foreign currency translation gain/(loss)	(15)	1
Other-than-temporary loss on available for sale securities	69	14
Cost basis of donated securities	1,502	1,880
Gains on sales of available for sale securities	(3,511)	(16,191)
Accretion of zero coupon debentures	661	964
Loss on extinguishment of debt	84	137
(Increase) decrease in assets:
Investments in trading securities	(22,376)	(11,730)
Investments in partnerships:
Contributions to partnerships	(15,698)	(10,124)
Distributions from partnerships	4,828	11,134
Receivable from brokers	(30,424)	6,801
Investment advisory fees receivable	20,351	11,278
Income tax receivable and deferred tax assets	(1,988)	584
Other assets	563	(7,436)
Increase (decrease) in liabilities:
Payable to brokers	36,026	329
Income taxes payable and deferred tax liabilities	(4,950)	3,613
Compensation payable	58,873	75,639
Mandatorily redeemable noncontrolling interests	(51)	(15)
Accrued expenses and other liabilities	(1,639)	3,144
Total adjustments	44,299	71,697
Net cash provided by operating activities	$122,150	$155,493

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Investing activities
Purchases of available for sale securities	$(6,252)	$(8,427)
Proceeds from sales of available for sale securities	8,018	32,422
Return of capital on available for sale securities	827	1,094
Net cash provided by investing activities	2,593	25,089

Financing activities
Contributions from redeemable noncontrolling interests	53,607	3,486
Redemptions of redeemable noncontrolling interests	(1,666)	(15,356)
Redemption of 5.5% Senior Notes	-	(99,000)
Redemptions of noncontrolling interests	-	(524)
Proceeds from exercise of stock options	1,637	76
Dividends paid	(4,567)	(4,108)
Repurchase of zero coupon subordinated debentures	(715)	(1,119)
Purchase of treasury stock	(25,074)	(9,234)
Net cash provided by/(used in) financing activities	23,222	(125,779)
Effect of exchange rates on cash and cash equivalents	5	-
Net increase in cash and cash equivalents	147,970	54,803
Cash and cash equivalents at beginning of period	210,451	190,608
Cash and cash equivalents at end of period	$358,421	$245,411
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,847	$6,607
Cash paid for taxes	$52,956	$40,500

Non-cash activity:
- For the nine months ended September 30, 2014 and September 30, 2013, the Company accrued dividends on restricted stock awards of $86 and $21, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in the Accounting Standards Codification ("Codification") Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification.  The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.  The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods and is to be retrospectively applied.  Early adoption is not permitted.  The Company is currently evaluating this guidance and the impact it will have on its condensed consolidated financial statements.

In June 2014, the FASB issued an accounting update clarifying that entities should treat performance targets that could be met after the requisite service period of a share-based payment award as performance conditions that affect vesting.  Therefore, an entity would not record compensation expense (measured as of the grant date) for an award where transfer to the employee is contingent upon satisfaction of the performance target until it becomes probable that the performance target will be met.  The guidance is effective for the Company beginning January 1, 2016.  Early adoption is permitted.  This guidance is not expected to have a material impact on the Company's condensed consolidated financial statements.

B.  Investment in Securities

Investments in securities at September 30, 2014, December 31, 2013 and September 30, 2013 consisted of the following:

	September 30, 2014		December 31, 2013		September 30, 2013
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$20,995	$20,999	$37,986	$37,994	$20,993	$21,000
Common stocks	167,714	190,939	96,225	124,634	143,731	166,443
Mutual funds	2,416	3,373	21,074	23,285	11,073	12,010
Other investments	753	1,550	287	582	406	419
Total trading securities	191,878	216,861	155,572	186,495	176,203	199,872

Available for sale securities:
Common stocks	14,228	36,380	13,389	43,046	16,372	36,297
Mutual funds	681	1,389	843	1,687	843	1,575
Total available for sale securities	14,909	37,769	14,232	44,733	17,215	37,872

Total investments in securities	$206,787	$254,630	$169,804	$231,228	$193,418	$237,744

Securities sold, not yet purchased at September 30, 2014, December 31, 2013 and September 30, 2013 consisted of the following:

	September 30, 2014		December 31, 2013		September 30, 2013
	Proceeds	Fair Value	Proceeds	Fair Value	Proceeds	Fair Value
Trading securities:	(In thousands)
Common stocks	$11,699	$13,514	$5,319	$6,023	$6,411	$7,003
Other investments	71	666	-	155	526	722
Total securities sold, not yet purchased	$11,770	$14,180	$5,319	$6,178	$6,937	$7,725

Investments in sponsored registered investment companies at September 30, 2014, December 31,2013 and September 30, 2013 consisted of the following:

	September 30, 2014		December 31, 2013		September 30, 2013
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Mutual funds	$1	$1	$19	$10	$19	$12
Total trading securities	1	1	19	10	19	12

Available for sale securities:
Closed-end funds	21,819	36,142	23,100	40,624	23,850	40,272
Mutual funds	1,922	3,377	1,951	3,408	2,031	3,404
Total available for sale securities	23,741	39,519	25,051	44,032	25,881	43,676

Total investments in sponsored
registered investment companies	$23,742	$39,520	$25,070	$44,042	$25,900	$43,688

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

The following table identifies all reclassifications out of accumulated other comprehensive income ("AOCI") into income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Three months ended September 30,
2014	2013
$348	$5,745	Net gain/(loss) from investments	Realized gain on sale of AFS securities
-	3,112	Other operating expenses/net gain from investments	Realized gain on donation of AFS securities
348	8,857	Income before income taxes
(129)	(3,277)	Income tax provision
$219	$5,580	Net income

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Nine months ended September 30,
2014	2013
$3,511	$16,191	Net gain/(loss) from investments	Realized gain on sale of AFS securities
3,639	3,443	Other operating expenses/net gain from investments	Realized gain on donation of AFS securities
(69)	(14)	Net gain/(loss) from investments	OTT impairment of AFS securities
7,081	19,620	Income before income taxes
(2,620)	(7,259)	Income tax provision
$4,461	$12,361	Net income

The Company recognizes all derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments.  For the three months ended September 30, 2014 and 2013, the Company had transactions in equity derivatives which resulted in net gains of $661,000 and $191,000, respectively.  For the nine months ended September 30, 2014 and 2013, the Company had transactions in equity derivatives which resulted in net gains of $591,000 and $471,000, respectively.  At September 30, 2014, December 31, 2013 and September 30, 2013, we held derivative contracts on 2.3 million equity shares, 1.3 million equity shares and 1.6 million equity shares, respectively, and the fair value was $134,000, $120,000 and ($143,000), respectively; these are included in investments in securities in the condensed consolidated statements of financial condition.  These transactions are not designated as hedges for accounting purposes, and therefore changes in fair values of these derivatives are included in net gain/(loss) from investments in the condensed consolidated statements of income.

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

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Assets Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Swaps:	(in thousands)
September 30, 2014	$800	$-	$800	$(657)	$-	$143
December 31, 2013	275	-	275	(155)	-	120
September 30, 2013	$101	$-	$101	$(101)	$-	$-

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Liabilities Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Swaps:	(in thousands)
September 30, 2014	$657	$-	$657	$(657)	$-	$-
December 31, 2013	155	-	155	(155)	-	-
September 30, 2013	$135	$-	$135	$(101)	$-	$34

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of September 30, 2014, December 31, 2013 and September 30, 2013:

	September 30, 2014
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$14,228	$22,152	$-	$36,380
Closed-end Funds	21,819	14,325	(2)	36,142
Mutual funds	2,603	2,163	-	4,766
Total available for sale securities	$38,650	$38,640	$(2)	$77,288

	December 31, 2013
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$13,389	$29,657	$-	$43,046
Closed-end Funds	23,100	17,654	(130)	40,624
Mutual funds	2,794	2,325	(24)	5,095
Total available for sale securities	$39,283	$49,636	$(154)	$88,765

	September 30, 2013
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$16,372	$19,925	$-	$36,297
Closed-end Funds	23,850	16,545	(123)	40,272
Mutual funds	2,874	2,141	(36)	4,979
Total available for sale securities	$43,096	$38,611	$(159)	$81,548

Unrealized changes in fair value, net of taxes, for the three months ended September 30, 2014 and September 30, 2013 of $2.4 million in losses and $2.2 million in losses, respectively, have been included in other comprehensive income, a component of equity, at September 30, 2014 and September 30, 2013.  Return of capital on available for sale securities was $0.3 million and $0.5 million for the three months ended September 30, 2014 and September 30, 2013, respectively.  Proceeds from sales of investments available for sale were approximately $1.5 million and $10.4 million for the three months ended September 30, 2014 and September 30, 2013, respectively.  For the three months ended September 30, 2014 and September 30, 2013, gross gains on the sale of investments available for sale amounted to $0.3 million and $5.7 million, respectively, and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the three months ended September 30, 2014 or September 30, 2013.  Unrealized changes in fair value, net of taxes, for the nine months ended September 30, 2014 and September 30, 2013 of $6.8 million in losses and $3.0 million in losses, respectively, have been included in other comprehensive income, a component of equity, at September 30, 2014 and September 30, 2013.  Return of capital on available for sale securities was $0.8 million and $1.1 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.  Proceeds from sales of investments available for sale were approximately $8.0 million and $32.4 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.  For the nine months ended September 30, 2014 and September 30, 2013, gross gains on the sale of investments available for sale amounted to $3.5 million and $16.2 million, respectively, and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the nine months ended September 30, 2014 or September 30, 2013.The basis on which the cost of a security sold is determined using specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	September 30, 2014			December 31, 2013			September 30, 2013
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Cosed-end funds	$79	$(2)	$77	$912	$(130)	$782	$941	$(123)	$818
Mutual Funds	-	-	-	303	(24)	279	365	(36)	329
Total	$79	$(2)	$77	$1,215	$(154)	$1,061	$1,306	$(159)	$1,147

At September 30, 2014, there was one holding in a loss position which was not deemed to be other-than-temporarily impaired due to the length of time that it had been in a loss position and because it passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In this specific instance, the investment at September 30, 2014 was a closed-end fund with diversified holdings across multiple companies and across multiple industries.  The one holding was impaired for one month at September 30, 2014.  The value of this holding at September 30, 2014 was $0.1 million.

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

At September 30, 2013, there were four holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at September 30, 2013 were open- and closed-end funds with diversified holdings across multiple companies and across multiple industries.  All holdings were impaired for four months at September 30, 2013.  The value of these holdings at September 30, 2013 was $1.1 million.

There were no losses on AFS securities for the three months ended September 30, 2014 or September 30, 2013.  For the nine months ended September 30, 2014 and September 30, 2013, there were $69,000 and $14,000 of losses, respectively, on available for sale securities deemed to be other than temporary and a loss has been recorded in net gain from investments.

C. Fair Value

The following tables present information about the Company's assets and liabilities by major categories measured at fair value on a recurring basis as of September 30, 2014, December 31, 2013 and September 30, 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2014 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2014
Cash equivalents	$358,210	$-	$-	$358,210
Investments in partnerships	-	24,094	-	24,094
Investments in securities:
AFS - Common stocks	36,380	-	-	36,380
AFS - Mutual funds	1,389	-	-	1,389
Trading - Gov't obligations	20,999	-	-	20,999
Trading - Common stocks	190,215	-	724	190,939
Trading - Mutual funds	3,373	-	-	3,373
Trading - Other	453	803	294	1,550
Total investments in securities	252,809	803	1,018	254,630
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	36,142	-	-	36,142
AFS - Mutual Funds	3,377	-	-	3,377
Trading - Mutual funds	1	-	-	1
Total investments in sponsored
registered investment companies	39,520	-	-	39,520
Total investments	292,329	24,897	1,018	318,244
Total assets at fair value	$650,539	$24,897	$1,018	$676,454
Liabilities
Trading - Common stocks	$13,514	$-	$-	$13,514
Trading - Other	-	666	-	666
Securities sold, not yet purchased	$13,514	$666	$-	$14,180

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2013
Cash equivalents	$209,913	$-	$-	$209,913
Investments in partnerships	-	25,253	-	25,253
Investments in securities:
AFS - Common stocks	43,046	-	-	43,046
AFS - Mutual funds	1,687	-	-	1,687
Trading - Gov't obligations	37,994	-	-	37,994
Trading - Common stocks	123,927	7	700	124,634
Trading - Mutual funds	23,285	-	-	23,285
Trading - Other	23	275	284	582
Total investments in securities	229,962	282	984	231,228
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	40,624	-	-	40,624
AFS - Mutual Funds	3,408	-	-	3,408
Trading - Mutual funds	10	-	-	10
Total investments in sponsored
registered investment companies	44,042	-	-	44,042
Total investments	274,004	25,535	984	300,523
Total assets at fair value	$483,917	$25,535	$984	$510,436
Liabilities
Trading - Common stocks	$6,023	$-	$-	$6,023
Trading - Other	-	155	-	155
Securities sold, not yet purchased	$6,023	$155	$-	$6,178

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2013 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2013
Cash equivalents	$244,144	$-	$-	$244,144
Investments in partnerships	-	23,146	-	23,146
Investments in securities:
AFS - Common stocks	36,297	-	-	36,297
AFS - Mutual funds	1,575	-	-	1,575
Trading - Gov't obligations	21,000	-	-	21,000
Trading - Common stocks	165,776	-	667	166,443
Trading - Mutual funds	12,010	-	-	12,010
Trading - Other	32	104	283	419
Total investments in securities	236,690	104	950	237,744
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	40,272	-	-	40,272
AFS - Mutual Funds	3,404	-	-	3,404
Trading - Mutual funds	12	-	-	12
Total investments in sponsored
registered investment companies	43,688	-	-	43,688
Total investments	280,378	23,250	950	304,578
Total assets at fair value	$524,522	$23,250	$950	$548,722
Liabilities
Trading - Common stocks	$7,003	$-	$-	$7,003
Trading - Other	-	722	-	722
Securities sold, not yet purchased	$7,003	$722	$-	$7,725

The following tables present additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2014 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	June	Unrealized Gains or		Included in	and			Transfers
	30, 2014	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:

Trading - Common stocks	$716	$8	$-	$-	$8	$-	$-	$-	$724
Trading - Other	294	-	-	-	-	-	-	-	294
Total	$1,010	$8	$-	$-	$8	-	$-	$-	$1,018

There were no transfers between any Levels during the three months ended September 30, 2014.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2013 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	June	Unrealized Gains or		Included in	and			Transfers
	30, 2013	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common stocks	$669	$(2)	$-	$-	$(2)	$-	$-	$-	$667
Trading - Other	284	(1)	-	-	(1)	-	-	-	283
Total	$953	$(3)	$-	$-	$(3)	$-	$-	$-	$950

There were no transfers between any Levels during the three months ended September 30, 2013.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2014 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers
	31, 2013	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:

Trading - Common stocks	$700	$24	$-	$-	$24	$-	$-	$-	$724
Trading - Other	284	-	-	-	-	10	-	-	294
Total	$984	$24	$-	$-	$24	10	$-	$-	$1,018

There were no transfers between any Levels during the nine months ended September 30, 2014.

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

D. Investments in Partnerships, Offshore Funds and Variable Interest Entities ("VIEs")

The Company is general partner or co-general partner of various affiliated entities in which the Company has investments totaling $93.2 million, $82.0 million and $84.3 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively, and whose underlying assets consist primarily of marketable securities (the "affiliated entities"). We also have investments in unaffiliated entities of $14.2 million, $14.0 million and $13.5 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively (the "unaffiliated entities").  On a quarterly basis we evaluate each entity for the appropriate accounting treatment and disclosure.  Certain of the affiliated entities, and none of the unaffiliated entities, are consolidated.

For those entities where consolidation is not deemed to be appropriate, we report them in our condensed consolidated statement of financial condition under the caption "Investments in partnerships".  This caption includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting, as well as certain investments that the feeder funds hold that are carried at fair value, as described in Note C.  The Company reflects the equity in earnings of these equity method investees and the change in fair value of the consolidated feeder funds ("CFFs") under the caption "Net gain/(loss) from investments" on the condensed consolidated statements of income.

The following table highlights the number of entities, including voting interest entities ("VOEs"), that we consolidate as well as under which accounting guidance they are consolidated, including CFFs, which retain their specialized investment company accounting in consolidation, partnerships and offshore funds.

Entities consolidated
	CFFs		Partnerships		Offshore Funds		Total
	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs
Entities consolidated at December 31, 2012	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at September 30, 2013	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at December 31, 2013	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at September 30, 2014	1	2	-	1	-	1	1	4

At and for the nine months ended September 30, 2014 and 2013 and at December 31, 2013, the one CFF VIE is consolidated, as the Company has been determined to be the primary beneficiary because it has an equity interest and absorbs the majority of the expected losses and/or expected gains. At and for the nine months ended September 30, 2014 and 2013 and at December 31, 2013, the two CFF VOEs, the one Partnership VOE and the one Offshore Fund VOE are consolidated because the unaffiliated partners or shareholders lack substantive rights, and the Company, as either the general partner or investment manager, is deemed to have control.

The following table breaks down the investments in partnerships line by accounting method, either fair value or equity method, and investment type (in thousands):

	September 30, 2014
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$24,094	$-	$-	$-	$-	$24,094
Equity Method	-	34,967	34,185	6,611	7,577	83,340

Total	$24,094	$34,967	$34,185	$6,611	$7,577	$107,434

	December 31, 2013
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$25,253	$-	$-	$-	$-	$25,253
Equity Method	-	21,669	35,030	6,509	7,531	70,739

Total	$25,253	$21,669	$35,030	$6,509	$7,531	$95,992

	September 30, 2013
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$23,146	$-	$-	$-	$-	$23,146
Equity Method	-	26,717	34,460	6,080	7,349	74,606

Total	$23,146	$26,717	$34,460	$6,080	$7,349	$97,752

The following table includes the net impact by line item on the condensed consolidated statements of financial condition for each category of entity consolidated (in thousands):

	September 30, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$358,316	$7	$98	$-	$358,421
Investments in securities	203,280	-	8,836	42,514	254,630
Investments in sponsored investment companies	39,520	-	-	-	39,520
Investments in partnerships	110,679	4,684	(7,929)	-	107,434
Receivable from brokers	31,388	-	306	48,191	79,885
Investment advisory fees receivable	31,221	17	(1)	(82)	31,155
Other assets	28,528	24	(1,000)	163	27,715
Total assets	$802,932	$4,732	$310	$90,786	$898,760
Liabilities and equity
Securities sold, not yet purchased	$13,549	$-	$-	$631	$14,180
Accrued expenses and other liabilities	166,209	71	31	39,009	205,320
Total debt	111,941	-	-	-	111,941
Redeemable noncontrolling interests	-	4,661	279	51,146	56,086
Total equity	511,233	-	-	-	511,233
Total liabilities and equity	$802,932	$4,732	$310	$90,786	$898,760

	December 31, 2013
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$209,667	$450	$334	$-	$210,451
Investments in securities	232,211	-	7,464	(8,447)	231,228
Investments in sponsored investment companies	44,033	-	9	-	44,042
Investments in partnerships	98,494	6,517	(9,019)	-	95,992
Receivable from brokers	35,151	-	-	14,310	49,461
Investment advisory fees receivable	52,509	(24)	(14)	(965)	51,506
Other assets	27,433	(2,339)	1,592	119	26,805
Total assets	$699,498	$4,604	$366	$5,017	$709,485
Liabilities and equity
Securities sold, not yet purchased	$6,049	$-	$-	$129	$6,178
Accrued expenses and other liabilities	121,356	165	29	2,913	124,463
Total debt	111,911	-	-	-	111,911
Redeemable noncontrolling interests	-	4,439	337	1,975	6,751
Total equity	460,182	-	-	-	460,182
Total liabilities and equity	$699,498	$4,604	$366	$5,017	$709,485

	September 30, 2013
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$243,995	$1,082	$334	$-	$245,411
Investments in securities	240,113	-	7,400	(9,769)	237,744
Investments in sponsored investment companies	43,677	-	11	-	43,688
Investments in partnerships	104,010	3,253	(9,511)	-	97,752
Receivable from brokers	26,981	-	2,115	14,758	43,854
Investment advisory fees receivable	31,241	(8)	(1)	(81)	31,151
Other assets	34,947	-	-	75	35,022
Total assets	$724,964	$4,327	$348	$4,983	$734,622
Liabilities and equity
Securities sold, not yet purchased	$7,577	$-	$-	$148	$7,725
Accrued expenses and other liabilities	161,394	1,146	32	2,567	165,139
Total debt	117,347	-	-	-	117,347
Redeemable noncontrolling interests	-	3,181	316	2,268	5,765
Total equity	438,646	-	-	-	438,646
Total liabilities and equity	$724,964	$4,327	$348	$4,983	$734,622

The following table includes the net impact by line item on the condensed consolidated statements of income for each category of entity consolidated (in thousands):

	Three Months Ended September 30, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$111,073	$(7)	$-	$(208)	$110,858
Total expenses	66,980	20	12	260	67,272
Operating income	44,093	(27)	(12)	(468)	43,586
Total other income/(expense), net	(7,462)	(186)	(18)	(2,323)	(9,989)
Income before income taxes	36,631	(213)	(30)	(2,791)	33,597
Income tax provision	13,045	-	-	-	13,045
Net income	23,586	(213)	(30)	(2,791)	20,552
Net loss attributable to noncontrolling interests	(79)	(213)	(30)	(2,791)	(3,113)
Net income attributable to GAMCO	$23,665	$-	$-	$-	$23,665

	Three Months Ended September 30, 2013
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$96,620	$(8)	$(1)	$(234)	$96,377
Total expenses	63,400	46	11	192	63,649
Operating income	33,220	(54)	(12)	(426)	32,728
Total other income, net	17,404	94	31	462	17,991
Income before income taxes	50,624	40	19	36	50,719
Income tax provision	17,515	-	-	-	17,515
Net income	33,109	40	19	36	33,204
Net income attributable to noncontrolling interests	11	40	19	36	106
Net income attributable to GAMCO	$33,098	$-	$-	$-	$33,098

	Nine Months Ended September 30, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$324,287	$(21)	$(2)	$(633)	$323,631
Total expenses	205,207	34	38	730	206,009
Operating income	119,080	(55)	(40)	(1,363)	117,622
Total other income/(expense), net	6,172	20	19	(1,186)	5,025
Income before income taxes	125,252	(35)	(21)	(2,549)	122,647
Income tax provision	44,796	-	-	-	44,796
Net income	80,456	(35)	(21)	(2,549)	77,851
Net loss attributable to noncontrolling interests	(113)	(35)	(21)	(2,549)	(2,718)
Net income attributable to GAMCO	$80,569	$-	$-	$-	$80,569

	Nine Months Ended September 30, 2013
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$275,689	$(20)	$(2)	$(819)	$274,848
Total expenses	178,858	134	36	581	179,609
Operating income	96,831	(154)	(38)	(1,400)	95,239
Total other income, net	33,125	228	79	1,559	34,991
Income before income taxes	129,956	74	41	159	130,230
Income tax provision	46,434	-	-	-	46,434
Net income	83,522	74	41	159	83,796
Net income/(loss) attributable to noncontrolling interests	(14)	74	41	159	260
Net income attributable to GAMCO	$83,536	$-	$-	$0	$83,536

Variable Interest Entities

We sponsor a number of investment vehicles where we are the general partner or investment manager.  Certain of these vehicles are VIEs, but we are not the primary beneficiary, in all but one case, because we do not absorb a majority of the entities' expected losses and/or expected returns, and they are, therefore, not consolidated.  We consolidate the one VIE where we are the primary beneficiary.  The Company has not provided any financial or other support to those VIEs where we are not the primary beneficiary.  The total net assets of these non-consolidated VIEs at September 30, 2014, December 31, 2013 and September 30, 2013 were $59.8 million, $72.7 million and $77.7 million, respectively.  Our maximum exposure to loss as a result of our involvement with the non-consolidated VIEs is limited to the investment in two VIEs and the deferred carried interest that we have in another.  On September 30, 2014, we had an investment in two of the non-consolidated VIE offshore funds of approximately $8.0 million.  On December 31, 2013 and September 30, 2013, we had an investment in one of the non-consolidated VIE offshore funds of approximately $10.0 million and $9.9 million, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.  On September 30, 2014, December 31, 2013 and September 30, 2013, we had a deferred carried interest in one of the non-consolidated VIE offshore funds of $44,000, $45,000 and $45,000, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.  Additionally, as the general partner or investment manager to these VIEs the Company earns fees in relation to these roles, which given a decline in AUMs of the VIEs would result in lower fee revenues earned by the Company which would be reflected on the condensed consolidated statement of income, condensed consolidated statement of financial condition and condensed consolidated statement of cash flows.

The assets of these VIEs may only be used to satisfy obligations of the VIEs.  The following table presents the balances related to the VIE that is consolidated and is included on the condensed consolidated statements of financial condition as well as GAMCO's net interest in this VIE.  Only one VIE was consolidated at September 30, 2014, December 31, 2013 and September 30, 2013:

	September 30,	December 31,	September 30,
	2014	2013	2013
(In thousands)
Cash and cash equivalents	$1	$-	$1,082
Investments in partnerships	13,618	15,540	13,782
Accrued expenses and other liabilities	(15)	(2,022)	(1,088)
Redeemable noncontrolling interests	(962)	(1,120)	-
GAMCO's net interests in consolidated VIE	$12,642	$12,398	$13,776

E. Income Taxes

The effective tax rate ("ETR) for the three months ended September 30,2014 was 38.8% compared to 34.5% for the prior year three month period.  Excluding net income (loss) attributable to noncontrolling interests the ETR was 35.5% and 34.6% for the third quarters of 2014 and 2013, respectively.  The ETR for the nine months ended September 30, 2014 was 36.5% compared to 35.7% for the prior year nine month period.  Excluding net income (loss) attributable to noncontrolling interests the ETR was 35.7% for both the nine months ended September 30, 2014 and 2013.

F. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$23,665	$33,098	$80,569	$83,536
Weighted average shares outstanding	25,296	25,625	25,385	25,682
Basic net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.94	$1.29	$3.17	$3.25

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$23,665	$33,098	$80,569	$83,536

Weighted average share outstanding	25,296	25,625	25,385	25,682
Dilutive stock options and restricted stock awards	221	75	210	35
Total	25,517	25,700	25,595	25,717
Diluted net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.93	$1.29	$3.15	$3.25

G. Debt

Debt consists of the following:

	September 30, 2014		December 31, 2013		September 30, 2013
	Carrying	Fair Value	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2	Value	Level 2
(In thousands)
5.875% Senior notes	$100,000	$108,200	$100,000	$108,500	$100,000	$108,000
0% Subordinated debentures	11,941	12,775	11,911	13,819	17,347	19,349
Total	$111,941	$120,975	$111,911	$122,319	$117,347	$127,349

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

Zero coupon Subordinated debentures due December 31, 2015

On December 31, 2010, the Company issued $86.4 million in par value of five year zero coupon subordinated debentures due December 31, 2015 ("Debentures") to its shareholders of record on December 15, 2010 through the declaration of a special dividend of $3.20 per share.  The Debentures have a par value of $100 and are callable at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed.  During the three month period ended September 30, 2014 the Company repurchased 1,032 Debentures having a face value of $0.1 million.  The redemptions were accounted for as extinguishments of debt and resulted in a loss of $10,000, which was included in net gain from investments on the condensed consolidated statements of income.  There were no repurchases during the three month period ended September 30, 2013.  During the nine month periods ended September 30, 2014 and September 30, 2013, the Company repurchased 7,165 Debentures and 11,974 Debentures, respectively, having a face value of $0.7 million and $1.2 million, respectively.  The redemptions were accounted for as extinguishments of debt and resulted in losses of $84,000 and $0.1 million, respectively. The debt is being accreted to its face value using the effective rate on the date of issuance of 7.45%.  At September 30, 2014, December 31, 2013 and September 30, 2013, the debt was recorded at its accreted value of $11.9 million, $11.9 million and $17.3 million, respectively.

The fair value of the Company's debt, which is a Level 2 valuation, is estimated based on either quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  Inputs in these standard models include credit rating, maturity and interest rate.

On May 30, 2012, the Securities and Exchange Commission ("SEC") declared effective the "shelf" registration statement filed by the Company.  The "shelf" provides the Company with the flexibility of issuing any combination of senior and subordinated debt securities, convertible securities and common and preferred securities up to a total amount of $500 million and replaced the existing shelf registration which expired in July 2012.  As of September 30, 2014, $400 million is available on the shelf.

H. Stockholders' Equity

Shares outstanding were 25.9 million, 26.1 million and 26.0 million on September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

Dividends

Payment Date		Record Date	Amount

Three months ended March 31, 2014	March 25, 2014	March 11, 2014	$0.06
Three months ended June 30, 2014	June 24, 2014	June 10, 2014	$0.06
Three months ended September 30, 2014	September 30, 2014	September 16, 2014	0.06
Nine months ended September 30, 2014			$0.18

Three months ended March 31, 2013	March 26, 2013	March 12, 2013	$0.05
Three months ended June 30, 2013	June 25, 2013	June 11, 2013	$0.05
Three months ended September 30, 2013	September 24, 2013	September 10, 2013	$0.06
Nine months ended September 30, 2013			$0.16

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

On September 15, 2014 and January 9, 2014, the Company approved the granting of 83,500 RSA shares and 2,100 RSA shares, respectively, at a grant date fair value of 73.41 per share and 81.99 per share, respectively.  As of September 30, 2014, December 31, 2013 and September 30, 2013, there were 639,750 RSA shares, 566,950 RSA shares and 427,700 RSA shares outstanding, respectively, that were previously issued at an average weighted grant price of $65.12, $63.93 and $57.86, respectively.  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee.  This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant, except for the August 2013 and September 2014 grants which are 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

For the three months ended September 30, 2014 and September 30, 2013, we recognized stock-based compensation expense of $1.8 million and $0.7 million, respectively.  For the nine months ended September 30, 2014 and September 30, 2013, we recognized stock-based compensation expense of $5.2 million and $0.8 million, respectively. Actual and projected stock-based compensation expense for RSA shares and options for the years ended December 31, 2014 through December 31, 2023 (based on awards currently issued or granted) is as follows ($ in thousands):

	2013	2014	2015	2016	2017	2018
Q1	$15	$1,700	$1,962	$1,961	$1,171	$908
Q2	15	1,697	1,961	1,961	1,171	908
Q3	741	1,785	1,961	1,607	1,040	828
Q4	1,301	1,965	1,961	1,346	910	659
Full Year	$2,072	$7,147	$7,845	$6,875	$4,292	$3,303

	2019	2020	2021	2022	2023	2024
Q1	$429	$319	$227	$146	$76	$12
Q2	429	319	227	146	76	12
Q3	364	264	179	104	38	8
Q4	319	227	146	76	12	-
Full Year	$1,541	$1,129	$779	$472	$202	$32

The total compensation cost related to non-vested options not yet recognized is approximately $28.4 million as of September 30, 2014.  There were no options exercised for the three months ended September 30, 2014 or September 30, 2013.  For the nine months ended September 30, 2014 and 2013, proceeds from the exercise of 40,000 stock options and 2,623 stock options, respectively, were $1.6 million and $76,000, respectively, resulting in a tax benefit to GAMCO of $0.3 million and $16,000, respectively.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  On February 5, 2013, our Board of Directors authorized an incremental 500,000 shares to be added to the current buyback authorization.  For the three months ended September 30, 2014 and September 30, 2013, the Company repurchased 94,942 shares and 40,857 shares, respectively, at an average price per share of $77.67 and $72.40, respectively.  For the nine months ended September 30, 2014 and September 30, 2013, the Company repurchased 319,662 shares and 159,259 shares, respectively, at an average price per share of $78.43 and $57.97, respectively.  From the inception of the program through September 30, 2014, 9,031,255 shares have been repurchased at an average price of $43.53 per share.  At September 30, 2014, the total shares available under the program to be repurchased in the future were 603,553.

I. Goodwill and Identifiable Intangible Assets

At September 30, 2014, $3.5 million of goodwill is reflected within other assets on the condensed consolidated statements of financial condition with $3.3 million related to a 94%-owned subsidiary, Gabelli Securities, Inc. and $0.2 million related to G.distributors, LLC.  The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required.  There were no indicators of impairment for the three months ended September 30, 2014 or September 30, 2013, and as such there was no impairment analysis performed or charge recorded.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the condensed consolidated statements of financial condition at September 30, 2014, December 31, 2013 and September 30, 2013.  The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2015.  The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant.  There were no indicators of impairment for the three months ended September 30, 2014 or September 30, 2013, and as such there was no impairment analysis performed or charge recorded.

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

The Company indemnifies the clearing brokers of G.research, Inc., our broker-dealer subsidiary, for losses they may sustain from the customer accounts that trade on margin introduced by it.  At September 30, 2014, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements and believes the likelihood of a claim being made is remote.  The Company's estimate of the value of such agreements is de minimis, and therefore an accrual has not been made on the condensed consolidated financial statements.

K. Shareholder-Designated Contribution Plan

During 2013, the Company established a Shareholder Designated Charitable Contribution program.  Under the program, each shareholder is eligible to designate a charity to which the Company would make a donation based upon the actual number of shares registered in the shareholder's name.  Shares held in nominee or street name were not eligible to participate.  The Board of Directors approved two contributions during 2013 of $0.25 per registered share each.  During the first nine months of 2013, the Company recorded a charge of $5.3 million, or $0.12 per diluted share, net of management fee and tax benefit, related to the contributions which was included in shareholder-designated contribution in the condensed consolidated statements of income.

During the fourth quarter of 2013, the Company recorded a charge of $5.3 million, or $0.12 per diluted share, net of management fee and tax benefit, as an estimate of the expected contribution to be made relating to the $0.25 per share contribution approved by the Board in November 2013. Based upon the number of registered shares that participated in the program, the Company recorded an additional charge of $134,000 during the first nine months of 2014.

L. Subsequent Events

From October 1, 2014 to November 7, 2014, the Company repurchased 59,539 shares at $77.42 per share.

On November 6, 2014, the Board of Directors declared a special dividend of $0.25 per share and a regular quarterly dividend of $0.07 per share to all of its shareholders, both payable on December 30, 2014 to shareholders of record on December 16, 2014.

The Board of Directors has authorized management to explore a potential restructure that will enable the Company to further increase its market focus.  While this may involve a split-up of certain facets of our business, there are numerous regulatory related and other issues that may preclude pursuit of any alternative.  Management does not plan to give periodic updates on the Company’s progress.

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

Assets under management (“AUM”) were $46.9 billion as of September 30, 2014, a decrease of 4.9% from AUM of $49.4 billion at June 30, 2014 but up 7.9% from the September 30, 2013 AUM of $43.5 billion.  The third quarter 2014 AUM fell $2.5 billion which consisted of $2.2 billion of market depreciation, net cash outflows of $36 million and recurring distributions, net of reinvestments, from open-end and closed-end funds of $145 million.  Average total AUM was $48.4 billion in the 2014 quarter versus $42.6 billion in the prior year period, an increase of 13.6%.  Average AUM in our open-end equity funds, a key driver to our investment advisory fees, was $18.1 billion in the third quarter of 2014, rising 19.9% from the 2013 quarter average AUM of $15.1 billion.

In addition to management fees, we earn incentive fees for certain institutional client assets, certain assets attributable to preferred issues of our closed-end funds, to our GDL Fund (NYSE: GDL) and investment partnership assets.  As of September 30, 2014, assets with incentive based fees were $4.5 billion, a decrease of $0.1 billion, or 2.2%, from the $4.6 billion at June 30, 2014 but 9.8% higher than the $4.1 billion on September 30, 2013.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 3rd Quarter 2014
				Fund
		Market		distributions,
	June 30,	appreciation/	Net cash	net of	September 30,
	2014	(depreciation)	flows	reinvestments	2014
Equities:
Open-end Funds	$18,508	$(839)	$(175)	$(36)	$17,458
Closed-end Funds	7,224	(326)	174	(109)	6,963
Institutional & PWM - direct	16,941	(772)	54	-	16,223
Institutional & PWM - sub-advisory	3,883	(296)	(62)	-	3,525
Investment Partnerships	897	(12)	14	-	899
SICAV (a)	94	(4)	31	-	121
Total Equities	47,547	(2,249)	36	(145)	45,189
Fixed Income:
Money-Market Fund	1,766	-	(68)	-	1,698
Institutional & PWM	64	-	(4)	-	60
Total Fixed Income	1,830	-	(72)	-	1,758
Total Assets Under Management	$49,377	$(2,249)	$(36)	$(145)	$46,947

Table II: Fund Flows - Nine Months ended September 30, 2014
				Fund
		Market		distributions,
	December 31,	appreciation/	Net cash	net of	September 30,
	2013	(depreciation)	flows	reinvestments	2014
Equities:
Open-end Funds	$17,078	$158	$320	$(98)	$17,458
Closed-end Funds	6,945	180	178	(340)	6,963
Institutional & PWM - direct	16,486	157	(420)	-	16,223
Institutional & PWM - sub-advisory	3,797	(112)	(160)	-	3,525
Investment Partnerships	811	12	76	-	899
SICAV (a)	96	(2)	27	-	121
Total Equities	45,213	393	21	(438)	45,189
Fixed Income:
Money-Market Fund	1,735	-	(37)	-	1,698
Institutional & PWM	62	-	(2)	-	60
Total Fixed Income	1,797	-	(39)	-	1,758
Total Assets Under Management	$47,010	$393	$(18)	$(438)	$46,947

Table III: Assets Under Management
	September 30,	September 30,	%
	2013	2014	Inc.(Dec.)
Equities:
Open-end Funds	$15,581	$17,458	12.0%
Closed-end Funds	6,721	6,963	3.6
Institutional & PWM - direct	15,026	16,223	8.0
Institutional & PWM - sub-advisory	3,503	3,525	0.6
Investment Partnerships	805	899	11.7
SICAV (a)	94	121	28.7
Total Equities	41,730	45,189	8.3
Fixed Income:
Money-Market Fund	1,714	1,698	(0.9)
Institutional & PWM	63	60	(4.8)
Total Fixed Income	1,777	1,758	(1.1)
Total Assets Under Management	$43,507	$46,947	7.9%

Table IV: Assets Under Management by Quarter
						% Increase/
						(decrease) from
	9/13	12/13	3/14	6/14	9/14	9/13	6/14
Equities:
Open-end Funds	$15,581	$17,078	$17,531	$18,508	$17,548	12.0%	(5.7%)
Closed-end Funds	6,721	6,945	6,967	7,224	6,963	3.6	(3.6)
Institutional & PWM - direct	15,026	16,486	16,403	16,941	16,223	8.0	(4.2)
Institutional & PWM - sub-advisory	3,503	3,797	3,822	3,883	3,525	0.6	(9.2)
Investment Partnerships	805	811	865	897	899	11.7	0.2
SICAV (a)	94	96	91	94	121	28.7	28.7
Total Equities	41,730	45,213	45,679	47,547	45,189	8.3	(5.0)
Fixed Income:
Money-Market Fund	1,714	1,735	1,812	1,766	1,698	(0.9)	(3.9)
Institutional & PWM	63	62	64	64	60	(4.8)	(6.3)
Total Fixed Income	1,777	1,797	1,876	1,830	1,758	(1.1)	(3.9)
Total Assets Under Management	$43,507	$47,010	$47,555	$49,377	$46,947	7.9%	(4.9%)

(a) Includes $92 million, $94 million, $88 million, $77 million and $70 million of proprietary seed capital at September 30, 2013,
December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014, respectively.

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared To Three Months Ended September 30, 2013

(Unaudited; in thousands, except per share data)
	2014	2013
Revenues
Investment advisory and incentive fees	$92,591	$80,438
Distribution fees and other income	15,727	13,545
Institutional research services	2,540	2,394
Total revenues	110,858	96,377
Expenses
Compensation	43,316	39,803
Management fee	3,756	5,629
Distribution costs	15,101	12,769
Other operating expenses	5,099	5,448
Total expenses	67,272	63,649
Operating income	43,586	32,728
Other income (expense)
Net gain/(loss) from trading securities	(9,434)	13,589
Net gain from AFS securities	348	5,745
Interest and dividend income	1,084	1,134
Interest expense	(1,987)	(2,164)
Shareholder-designated contribution	-	(313)
Total other income/(expense), net	(9,989)	17,991
Income before income taxes	33,597	50,719
Income tax provision	13,045	17,515
Net income	20,552	33,204
Net income/(loss) attributable to noncontrolling interests	(3,113)	106
Net income attributable to GAMCO Investors, Inc.'s shareholders	$23,665	$33,098

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.94	$1.29
Diluted	$0.93	$1.29

Overview

Net income attributable to shareholders of GAMCO for the quarter was $23.7 million, or $0.93 per fully diluted share, versus $33.1 million, or $1.29 per fully diluted share, in the prior year’s quarter.  The quarter to quarter comparison was impacted by lower income from firm investments and increased stock compensation costs partially offset by higher revenues and lower interest expense.

Revenues

Investment advisory and incentive fees for the third quarter 2014 were $92.6 million, 15.2% above the 2013 comparative figure of $80.4 million.  Open-end fund revenues increased by 18.5% to $44.2 million from $37.3 million in the third quarter of 2013 driven by a 19.9% increase in average open-end equity AUM.  Our closed-end fund revenues rose 9.8% to $15.7 million in the third quarter 2014 from $14.3 million in 2013 due to an 8.8% increase in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, increased $4.0 million, or 14.9%, to $30.8 million from $26.8 million in third quarter 2013.  Incentive fees declined $0.4 million, on a quarter to quarter basis, to $0.1 million in the 2014 quarter from $0.5 million in the prior year period.  Investment partnership revenues were $1.8 million, an increase of 20.0% from $1.5 million in third quarter 2013 due to an increase in average AUM resulting from a combination of market performance and net inflows.

Open-end fund distribution fees and other income were $15.7 million for the third quarter 2014, an increase of $2.2 million or 16.3% from $13.5 million in the prior year period, primarily due to higher average AUM in open-end equity funds that generate distribution fees and increased level of sales of load shares of mutual funds.

Our institutional research revenues were $2.5 million in the third quarter 2014 comparable to $2.4 million reported in the prior year period.

Expenses

Compensation costs, which are largely variable, were $43.3 million or 8.8% higher than prior year compensation costs of $39.8 million.  The quarter over quarter increase was comprised of variable compensation of $2.3 million related to the increased levels of AUM, $0.2 million in fixed compensation and a $1.0 million increase in stock compensation expense for RSAs issued in the third and fourth quarters of 2013.

Management fee expense, which is wholly variable and based on pretax income, decreased to $3.8 million in the third quarter of 2014 from $5.6 million in the 2013 period.

Distribution costs were $15.1 million, an increase of $2.3 million or 18.0% from $12.8 million in the prior year’s period.  The increase in distribution costs was driven by increased AUM, largely from the direct to intermediary channel, which resulted in an increase in payments to third-party distributors of $2.0 million.

Other operating expenses were $5.1 million in the third quarter of 2014, a decline of $0.3 million, or 5.6%, from $5.4 million in the third quarter of 2013.  The current year quarter benefitted from additional insurance reimbursements of $0.3 million for legal and regulatory costs previously incurred and expensed as compared to the prior year quarter.  Excluding these reimbursements other operating expenses were down 1%.

Operating income for the third quarter of 2014 was $43.6 million, an increase of $10.9 million, or 33.3%, from the $32.7 million in the third quarter of 2013.  Operating income, as a percentage of revenues, was 39.3% in the 2014 quarter as compared to 34.0% in the 2013 quarter.

Other

Total other income/(expense), was a net expense of $10.0 million for the third quarter 2014 versus income of $18.0 million in the prior year’s quarter.  Realized and unrealized losses in our trading portfolio were $9.1 million in the 2014 quarter; a swing of $28.4 million from the $19.3 million of gains reported in the 2013 quarter.  Interest and dividend income was lower by $0.1 million.  Interest expense decreased by $0.2 million to $2.0 million in the third quarter of 2014 from $2.2 million in third quarter of 2013 due to a decrease in total average debt outstanding.

The effective tax rates (“ETR”) for the three months ended September 30, 2014 and September 30, 2013 were 38.8% and 34.5%, respectively.  Excluding net income (loss) attributable to noncontrolling interests the ETR was 35.5% and 34.6% for the third quarters of 2014 and 2013, respectively.

Nine Months Ended September 30, 2014 Compared To Nine Months Ended September 30, 2013

(Unaudited; in thousands, except per share data)
	2014	2013
Revenues
Investment advisory and incentive fees	$270,544	$230,488
Distribution fees and other income	46,367	37,420
Institutional research services	6,720	6,940
Total revenues	323,631	274,848
Expenses
Compensation	131,258	113,214
Management fee	13,628	14,455
Distribution costs	44,087	35,650
Other operating expenses	17,036	16,290
Total expenses	206,009	179,609
Operating income	117,622	95,239
Other income (expense)
Net gain from trading securities	4,091	27,575
Net gain from AFS securities	3,511	16,191
Interest and dividend income	3,557	4,986
Interest expense	(6,000)	(8,448)
Shareholder-designated contribution	(134)	(5,313)
Total other income, net	5,025	34,991
Income before income taxes	122,647	130,230
Income tax provision	44,796	46,434
Net income	77,851	83,796
Net income/(loss) attributable to noncontrolling interests	(2,718)	260
Net income attributable to GAMCO Investors, Inc.'s shareholders	$80,569	$83,536

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$3.17	$3.25
Diluted	$3.15	$3.25

Overview

Net income attributable to shareholders of GAMCO for the first nine months of 2014 was $80.6 million or $3.15 per fully diluted share versus $83.5 million or $3.25 per fully diluted share in the prior year’s first nine months.  Included in the 2013 results is a $5.3 million charge, or $0.12 per diluted share, net of management fee and tax benefit, for the shareholder designated charitable contribution program.  The period to period comparison, excluding this charge, was impacted by lower income from firm investments and increased stock compensation costs offset partially by higher revenues and lower interest expense.

Revenues

Investment advisory and incentive fees for the nine months ended September 30, 2014 were $270.5 million, 17.4% above the comparable 2013 figure of $230.5 million.  Open-end mutual fund revenues increased by 23.4% to $128.1 million from $103.8 million in first nine months of 2013 driven by a 25.0% increase in average open-end equity AUM.  Our closed-end fund revenues rose 8.4% to $45.3 million in the first nine months of 2014 from $41.8 million in 2013 due to an 8.5% increase in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, increased $15.9 million, or 21.1%, to $91.2 million from $75.3 million in the first nine months of 2013.  During the first nine months of 2014, we earned $0.9 million in incentive fees, a decrease of $4.3 million from $5.2 million earned in the first nine months of 2013.  Investment partnership revenues were $5.0 million, an increase of 13.6% from $4.4 million for the nine months ended September 30, 2013 due to an increase in average AUM resulting from net inflows.

Open-end fund distribution fees and other income were $46.4 million for the first nine months of 2014, an increase of $9.0 million or 24.1% from $37.4 million in the prior year period, primarily due to higher average AUM in open-end equity mutual funds that generate distribution fees and an increased level of sales of load shares of mutual funds.

Our institutional research revenues were $6.7 million in the first nine months of 2014 versus $6.9 million in the prior year period.  Although commission revenues were largely unchanged in most areas of that business, dealer manager fee revenues from underwriting closed-end fund offerings declined $0.1 million from the prior year period.

Expenses

Compensation costs, which are largely variable, were $131.3 million or 16.0% higher than prior year compensation costs of $113.2 million.  The period over period increase was comprised of variable compensation of $10.6 million related to the increased levels of AUM, $3.1 million in fixed compensation and a $4.4 million increase in stock compensation expense for RSAs issued in the second half of 2013.

Management fee expense, which is wholly variable and based on pretax income, decreased to $13.6 million for the nine months ended September 30, 2014 from $14.5 million in the 2013 period.

Distribution costs were $44.1 million, an increase of $8.4 million or 23.5% from $35.7 million in the prior year’s period.  The increase in distribution costs was driven by increased AUM, largely from the direct to intermediary channel, which resulted in an increase in payments to third-party distributors of $6.4 million.

Other operating expenses were $17.0 million in the first nine months of 2014, an increase of $0.7 million, or 4.3%, from $16.3 million in the first nine months of 2013. The period to period comparison was impacted by decreases in insurance reimbursements for legal and regulatory costs previously incurred and expensed for a legal matter which was successfully concluded in the first nine months of 2014.  Excluding the effects of insurance reimbursements, other operating expenses were down 1%.

Operating income for the first nine months of 2014 was $117.6 million, an increase of $22.4 million, or 23.5%, from the $95.2 million in the first nine months of 2013.  Operating income, as a percentage of revenues, was 36.3% in the 2014 period as compared to 34.7% in the 2013 period.

Other

Other income/(expense), was $5.0 million for the first nine months of 2014 versus $35.0 million in the prior year’s quarter.  Realized and unrealized gains in our trading portfolio were $7.6 million in the 2014 period, $36.2 million lower than the $43.8 million reported in the 2013 period.  Interest and dividend income was lower by $1.4 million.  Interest expense decreased by $2.4 million to $6.0 million in the first nine months of 2014 from $8.4 million in first nine months of 2013 due to a decrease in total average debt outstanding.  On May 15, 2013, the $99 million of 5.5% Senior notes matured, and were repaid.  Expenses for the shareholder-designated charitable contribution program were $0.1 million during the first nine months of 2014 and $5.3 million for the first nine months of 2013.

The ETR for the nine months ended September 30, 2014 was 36.5% as compared to the prior year period’s ETR of 35.7%.  Excluding net income (loss) attributable to noncontrolling interests the ETR was 35.7% for both the nine months ended September 30, 2014 and 2013.

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

Summary cash flow data is as follows:
	Nine months ended
	September 30,
	2014	2013
Cash flows provided by (used in):	(in thousands)
Operating activities	$122,150	$155,493
Investing activities	2,593	25,089
Financing activities	23,222	(125,779)
Effect of exchange rates on cash and cash equivalents	5	-
Net increase	147,970	54,803
Cash and cash equivalents at beginning of period	210,451	190,608
Cash and cash equivalents at end of period	$358,421	$245,411

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

At September 30, 2014, we had total cash and cash equivalents of $358.4 million, an increase of $148.0 million from December 31, 2013.  Cash and cash equivalents of $0.1 million and investments in securities of $8.8 million held by consolidated investment partnerships and offshore funds may not be readily available for the Company to access.  Total debt outstanding at September 30, 2014 was $111.9 million, consisting of $11.9 million in Debentures (face value of $13.1 million) and $100 million of 5.875% senior notes due 2021.

For the nine months ended September 30, 2014, cash provided by operating activities was $122.2 million, a decrease of $33.3 million from cash provided in the prior year period of $155.5 million.  Cash was provided through a $35.7 million increase in payables to brokers, a decrease in investment advisory fees receivables collected of $9.1 million, a $4.4 million increase in stock compensation, a decrease of $12.7 million in gains on available for sale securities and a decrease of $8.0 million in other assets.  Reducing cash was a decrease in net income of $5.9 million, a decrease in compensation payable of $16.8 million, a $12.0 million decrease in net contributions and distributions to/from partnerships, an increase of $10.6 million in trading securities, a $11.9 million decrease in income taxes payable and deferred tax liabilities, an increase in receivable from brokers of $37.2 million, a $4.8 million reduction to accrued expenses and other liabilities and $4.0 million from other sources.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $2.6 million in the first nine months of 2014.  Cash provided by financing activities in the first nine months of 2014 was $23.2 million including $52.0 million in net contributions from redeemable noncontrolling interests and $1.6 million in proceeds from exercise of stock options less $4.6 million paid in dividends, $25.1 million paid for the purchase of treasury stock and $0.7 million for the repurchase of zero coupon subordinated debentures.

For the nine months ended September 30, 2013, cash provided by operating activities was $155.5 million.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $25.1 million in the first nine months of 2013.  Cash used in financing activities in the first nine months of 2013 was $125.8 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

We have two broker-dealers, G.research and G.distributors, which are subject to certain net capital requirements.  Both broker-dealers compute their net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for each broker-dealer at September 30, 2014.  At September 30, 2014, G.research had net capital, as defined, of approximately $4.0 million, exceeding the regulatory requirement by approximately $3.7 million, and G.distributors had net capital, as defined, of approximately $4.3 million, exceeding the regulatory requirement by approximately $4.0 million.  Net capital requirements for our affiliated broker-dealers may increase in accordance with rules and regulations to the extent they engage in other business activities.

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

With respect to our proprietary investment activities, included in investments in securities of $254.6 million and investments in sponsored registered investment companies of $39.5 million at September 30, 2014 were investments in United States Treasury Bills and Notes of $21.0 million, open-end funds and closed-end funds, largely invested in equity products, of $44.3 million, a selection of common and preferred stocks totaling $227.3 million, and other investments of approximately $1.5 million.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $227.3 million invested in common and preferred stocks at September 30, 2014, $36.4 million represented our investment in Westwood Holdings Group Inc., and $91.1 million was invested by the Company in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Risk arbitrage generally involves announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At September 30, 2014, the fair value of securities sold, not yet purchased was $14.2 million.  Investments in partnerships totaled $107.4 million at September 30, 2014, $57.4 million of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of September 30, 2014 and December 31, 2013.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At September 30, 2014:
Equity price sensitive investments, at fair value	$253,097	$227,787	$278,407
At December 31, 2013:
Equity price sensitive investments, at fair value	$291,346	$262,211	$320,481

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on September 30, 2014 cash and cash equivalent balance of $358.4 million, a 1% increase in interest rates would increase our interest income by $3.6 million annually.  Given that our current return on these cash equivalent investments in this low interest rate environment is approximately 0.0% annually, an analysis of a 1% decrease is not meaningful.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.  See Note A and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in GAMCO’s 2013 Annual Report on Form 10-K filed with the SEC on March 6, 2014 for details on Critical Accounting Policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, GAMCO is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At September 30, 2014, we had equity investments, including open-end funds largely invested in equity products, of $294.1 million.  Investments in open-end funds and closed-end funds, $44.3 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships totaled $107.4 million, of which $57.4 million were invested in partnerships which invest in risk arbitrage.  Risk arbitrage is primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes are recorded as net gain from investments in the condensed consolidated statements of income while the available for sale portfolio changes are recorded in other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Co-Chief Accounting Officers (“CAOs”), to allow timely decisions regarding required disclosure.  Our CEO, CFO, and CAOs participated in this evaluation and concluded that, as of the date of September 30, 2014, our disclosure controls and procedures were effective.

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

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended September 30, 2014:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
7/01/14 - 7/31/14	25,912	$83.65	25,912	672,583
8/01/14 - 8/31/14	20,259	78.42	20,259	652,324
9/01/14 - 9/30/14	48,771	74.19	48,771	603,553
Totals	94,942	$77.67	94,942

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer	Title: Co-Chief Accounting Officer

Date: November 7, 2014	Date: November 7, 2014