Form 10-Q
period 2015-03-31
GAMCO INVESTORS, INC. ET AL
filed 2015-05-07
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class		Outstanding at April 30, 2015
Class A Common Stock, .001 par value	(Including 705,050 restricted stock awards)	6,567,119
Class B Common Stock, .001 par value		19,219,260

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended March 31, 2015 and 2014

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended March 31, 2015 and 2014

Condensed Consolidated Statements of Financial Condition:
- March 31, 2015
- December 31, 2014
- March 31, 2014

Condensed Consolidated Statements of Equity:
- Three months ended March 31, 2015 and 2014

Condensed Consolidated Statements of Cash Flows:
- Three months ended March 31, 2015 and 2014

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Revenues
Investment advisory and incentive fees	$88,037	$87,797
Distribution fees and other income	13,743	14,873
Institutional research services	2,065	1,807
Total revenues	103,845	104,477
Expenses
Compensation	44,494	43,897
Management fee	4,437	4,728
Distribution costs	14,283	13,963
Other operating expenses	6,686	5,390
Total expenses	69,900	67,978

Operating income	33,945	36,499
Other income
Net gain from investments	6,958	6,944
Interest and dividend income	1,054	1,141
Interest expense	(2,019)	(1,992)
Total other income, net	5,993	6,093
Income before income taxes	39,938	42,592
Income tax provision	15,179	14,616
Net income	24,759	27,976
Net income/(loss) attributable to noncontrolling interests	(17)	22
Net income attributable to GAMCO Investors, Inc.'s shareholders	$24,776	$27,954

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.99	$1.10

Diluted	$0.97	$1.09

Weighted average shares outstanding:
Basic	25,132	25,481

Diluted	25,414	25,684

Dividends declared:	$0.07	$0.06

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014

Net income	$24,759	$27,976
Other comprehensive loss, net of tax:
Foreign currency translation	(42)	8
Net unrealized losses on securities available for sale (a)	(467)	(2,697)
Other comprehensive income loss	(509)	(2,689)

Comprehensive income	24,250	25,287
Less: Comprehensive loss/(income) attributable to noncontrolling interests	17	(22)

Comprehensive income attributable to GAMCO Investors, Inc.	$24,267	$25,265

(a) Net of income tax benefit of ($274) and ($1,584), respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	March 31,	December 31,	March 31,
	2015	2014	2014
ASSETS
Cash and cash equivalents	$331,634	$298,224	$243,142
Investments in securities	158,788	259,537	234,414
Investments in sponsored registered investment companies	120,831	39,537	42,433
Investments in partnerships	106,943	107,637	105,849
Receivable from brokers	21,615	76,079	54,084
Investment advisory fees receivable	33,703	41,872	33,035
Income tax receivable	2,443	2,477	445
Other assets	23,950	41,067	26,418
Total assets	$799,907	$866,430	$739,820

LIABILITIES AND EQUITY
Payable to brokers	$10,174	$43,409	$11,370
Income taxes payable and deferred tax liabilities	32,830	27,939	41,427
Capital lease obligation	5,234	5,253	5,307
Compensation payable	43,394	39,983	41,447
Securities sold, not yet purchased	8,569	10,595	10,788
Mandatorily redeemable noncontrolling interests	1,298	1,302	1,337
Accrued expenses and other liabilities	33,618	29,657	30,658
Sub-total	135,117	158,138	142,334

5.875% Senior notes (due June 1, 2021)	100,000	100,000	100,000
Zero coupon subordinated debentures, Face value: $10.4 million at March 31, 2015, $13.1
million at December 31, 2014 and $13.8 million at March 31, 2014 (due December 31, 2015)	9,936	12,163	12,098
Total liabilities	245,053	270,301	254,432

Redeemable noncontrolling interests	5,519	68,334	8,464
Commitments and contingencies (Note J)
Equity
GAMCO Investors, Inc. stockholders' equity
Preferred stock, $.001 par value; 10,000,000 shares authorized;
none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
15,357,733, 15,341,433 and 15,071,087 issued, respectively; 6,591,119,
6,616,212 and 6,639,106 outstanding, respectively	14	14	14
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 19,219,260, 19,239,260 and 19,345,706 shares
outstanding, respectively	19	19	19
Additional paid-in capital	293,958	291,681	285,215
Retained earnings	625,926	602,950	532,839
Accumulated other comprehensive income	24,505	25,014	27,550
Treasury stock, at cost (8,766,614, 8,725,221 and 8,431,981 shares, respectively)	(397,813)	(394,617)	(371,525)
Total GAMCO Investors, Inc. stockholders' equity	546,609	525,061	474,112
Noncontrolling interests	2,726	2,734	2,812
Total equity	549,335	527,795	476,924

Total liabilities and equity	$799,907	$866,430	$739,820

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Three months ended March 31, 2015

		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2014	$2,734	$33	$291,681	$602,950	$25,014	$(394,617)	$527,795	$68,334
Redemptions of
noncontrolling interests	-	-	-	-	-	-	-	(441)
Consolidation of consolidated
feeder fund	-	-	-	-	-	-	-	891
Deconsolidation of offshore
fund	-	-	-	-	-	-	-	(63,256)
Net income (loss)	(8)	-	-	24,776	-	-	24,768	(9)
Net unrealized losses on
securities available for sale,
net of income tax benefit ($265)	-	-	-	-	(451)	-	(451)	-
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax benefit ($9)	-	-	-	-	(16)	-	(16)	-
Foreign currency translation	-	-	-	-	(42)	-	(42)	-
Dividends declared ($0.07 per
share)	-	-	-	(1,800)	-	-	(1,800)	-
Stock based compensation
expense	-	-	2,277	-	-	-	2,277	-
Purchase of treasury stock	-	-	-	-	-	(3,196)	(3,196)	-
Balance at March 31, 2015	$2,726	$33	$293,958	$625,926	$24,505	$(397,813)	$549,335	$5,519

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Three months ended March 31, 2014

		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2013	$2,851	$33	$282,496	$506,441	$30,239	$(361,878)	$460,182	$6,751
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	-
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	1,652
Net income (loss)	(39)	-	-	27,954	-	-	27,915	61
Net unrealized gains on
securities available for sale,
net of income tax ($175)	-	-	-	-	297	-	297	-
Amount reclassed from
accumulated other
comprehensive income,
net of income tax benefit ($1,759)	-	-	-	-	(2,994)	-	(2,994)	-
Foreign currency translation	-	-	-	-	8	-	8	-
Dividends declared ($0.06 per
share)	-	-	-	(1,556)	-	-	(1,556)	-
Stock based compensation
expense	-	-	1,700	-	-	-	1,700	-
Exercise of stock options
including tax benefit ($173)	-	-	1,019	-	-	-	1,019	-
Purchase of treasury stock	-	-	-	-	-	(9,647)	(9,647)	-
Balance at March 31, 2014	$2,812	$33	$285,215	$532,839	$27,550	$(371,525)	$476,924	$8,464

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating activities
Net income	$24,759	$27,976
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net gains from partnerships	(2,099)	(426)
Depreciation and amortization	160	169
Stock based compensation expense	2,277	1,700
Deferred income taxes	(605)	(1,318)
Tax benefit from exercise of stock options	-	173
Foreign currency translation gain/(loss)	(42)	8
Other-than-temporary loss on available for sale securities	-	-
Cost basis of donated securities	-	1,267
Gains on sales of available for sale securities	(48)	(1,612)
Accretion of zero coupon debentures	213	223
Loss on extinguishment of debt	156	5
(Increase) decrease in assets:
Investments in trading securities	4,603	(324)
Investments in partnerships:
Contributions to partnerships	(9,870)	(9,448)
Distributions from partnerships	13,525	17
Receivable from brokers	6,478	(4,623)
Investment advisory fees receivable	7,959	18,471
Income tax receivable and deferred tax assets	34	-
Other assets	16,861	(222)
Increase (decrease) in liabilities:
Payable to brokers	4,250	606
Income taxes payable and deferred tax liabilities	5,772	4,482
Compensation payable	3,417	6,783
Mandatorily redeemable noncontrolling interests	(4)	(18)
Accrued expenses and other liabilities	4,630	(1,898)
Total adjustments	57,667	14,015
Net cash provided by operating activities	$82,426	$41,991

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Investing activities
Purchases of available for sale securities	$(41,397)	$(4,782)
Proceeds from sales of available for sale securities	132	3,880
Return of capital on available for sale securities	217	323
Net cash provided by investing activities	(41,048)	(579)

Financing activities
Contributions from redeemable noncontrolling interests	-	1,652
Redemptions of redeemable noncontrolling interests	(441)	-
Redemptions of noncontrolling interests	-	-
Proceeds from exercise of stock options	-	846
Dividends paid	(1,759)	(1,528)
Repurchase of zero coupon subordinated debentures	(2,596)	(41)
Purchase of treasury stock	(3,196)	(9,647)
Net cash used in financing activities	(7,992)	(8,718)
Effect of exchange rates on cash and cash equivalents	11	(3)
Net increase in cash and cash equivalents	33,397	32,691
Cash and cash equivalents at beginning of period	298,224	210,451
Increase in cash from deconsolidation	13	-
Cash and cash equivalents at end of period	$331,634	$243,142
Supplemental disclosures of cash flow information:
Cash paid for interest	$316	$294
Cash paid for taxes	$9,078	$10,662

Non-cash activity:
- For the three months ended March 31, 2015 and March 31, 2014, the Company accrued dividends on restricted stock awards of $41 and $28, respectively.
- On January 1, 2015, GAMCO Investors, Inc. was no longer deemed to have control over a certain offshore fund and a certain consolidated feeder fund which resulted in the deconsolidation of that offshore fund and consolidated feeder fund and an increase of approximately $13 of cash and cash equivalents, a decrease of approximately $63,280 of net assets and a decrease of $63,267 of noncontrolling interests.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 from which the accompanying condensed consolidated financial statements were derived.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported on the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in the Accounting Standards Codification ("Codification") Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification.  The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.  The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods and is to be retrospectively applied.  Early adoption is not permitted.  The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

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

In February 2015, the FASB issued an accounting update amending the consolidation requirements under GAAP.  This guidance is effective for the Company beginning January 1, 2016.  Early adoption is permitted.  The Company is continuing to analyze the impact, if any, that this update may have on its consolidated financial statements.

B.  Investment in Securities

Investments in securities at March 31, 2015, December 31, 2014 and March 31, 2014 consisted of the following:

	March 31, 2015		December 31, 2014		March 31, 2014
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$9,998	$9,998	$18,994	$18,996	$25,989	$25,999
Common stocks	84,646	105,190	170,977	195,029	113,508	141,276
Mutual funds	2,505	3,596	2,432	3,498	21,131	23,404
Other investments	549	762	743	1,704	544	749
Total trading securities	97,698	119,546	193,146	219,227	161,172	191,428

Available for sale securities:
Common stocks	13,609	37,954	13,637	38,942	15,003	41,538
Mutual funds	627	1,288	681	1,368	700	1,448
Total available for sale securities	14,236	39,242	14,318	40,310	15,703	42,986

Total investments in securities	$111,934	$158,788	$207,464	$259,537	$176,875	$234,414

Securities sold, not yet purchased at March 31, 2015, December 31, 2014 and March 31, 2014 consisted of the following:

	March 31, 2015		December 31, 2014		March 31, 2014
	Proceeds	Fair Value	Proceeds	Fair Value	Proceeds	Fair Value
Trading securities:	(In thousands)
Common stocks	$8,485	$8,530	$9,835	$9,960	$8,837	$10,469
Other investments	3	39	1	635	85	319
Total securities sold, not yet purchased	$8,488	$8,569	$9,836	$10,595	$8,922	$10,788

Investments in sponsored registered investment companies at March 31, 2015, December 31,2014 and March 31, 2014 consisted of the following:

	March 31, 2015		December 31, 2014		March 31, 2014
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Mutual funds	$37,097	$39,871	$1	$1	$19	$12
Total trading securities	37,097	39,871	1	1	19	12

Available for sale securities:
Closed-end funds	63,538	77,663	21,962	36,323	22,565	38,980
Mutual funds	1,891	3,297	1,898	3,213	1,939	3,441
Total available for sale securities	65,429	80,960	23,860	39,536	24,504	42,421

Total investments in sponsored
registered investment companies	$102,526	$120,831	$23,861	$39,537	$24,523	$42,433

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of the date of each consolidated statement of financial condition.  Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at the time of purchase are classified as cash equivalents.  The portion of investments in securities held for resale in anticipation of short-term market movements are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses reported in current period earnings.  Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of equity except for losses deemed to be other than temporary (“OTT”) which are recorded as realized losses in the condensed consolidated statements of income.

The following table identifies all reclassifications out of accumulated other comprehensive income ("AOCI") into income for the three months ended March 31, 2015 and 2014 (in thousands):

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Three months ended March 31,
2015	2014
$25	$1,612	Net gain/(loss) from investments	Realized gain on sale of AFS securities
-	3,141	Other operating expenses/net gain from investments	Realized gain on donation of AFS securities
25	4,753	Income before income taxes
(9)	(1,759)	Income tax provision
$16	$2,994	Net income

The Company recognizes all derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments.  For the three months ended March 31, 2015 and 2014, the Company had transactions in equity derivatives which resulted in net gains of $131,000 and net losses of $190,000, respectively.  At March 31, 2015, December 31, 2014 and March 31, 2014, we held derivative contracts on 0.4 million equity shares, 3.8 million equity shares and 1.9 million equity shares, respectively, and the fair value was $88,000, $262,000 and ($107,000), respectively; these are included in investments in securities in the condensed consolidated statements of financial condition.  These transactions are not designated as hedges for accounting purposes, and therefore changes in fair values of these derivatives are included in net gain/(loss) from investments in the condensed consolidated statements of income.

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

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Assets Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Swaps:	(in thousands)
March 31, 2015	$128	$-	$128	$(23)	$-	$105
December 31, 2014	896	-	896	(634)	-	262
March 31, 2014	$198	$-	$198	$(198)	$-	$-

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Liabilities Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Swaps:	(in thousands)
March 31, 2015	$23	$-	$23	$(23)	$-	$-
December 31, 2014	634	-	634	(634)	-	-
March 31, 2014	$277	$-	$277	$(198)	$-	$79

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of March 31, 2015, December 31, 2014 and March 31, 2014:

	March 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$13,609	$24,345	$-	$37,954
Closed-end Funds	63,538	14,150	(25)	77,663
Mutual funds	2,518	2,101	(34)	4,585
Total available for sale securities	$79,665	$40,596	$(59)	$120,202

	December 31, 2014
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$13,637	$25,305	$-	$38,942
Closed-end Funds	21,962	14,398	(37)	36,323
Mutual funds	2,579	2,030	(28)	4,581
Total available for sale securities	$38,178	$41,733	$(65)	$79,846

	March 31, 2014
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$15,003	$26,535	$-	$41,538
Closed-end Funds	22,565	16,477	(62)	38,980
Mutual funds	2,639	2,250	-	4,889
Total available for sale securities	$40,207	$45,262	$(62)	$85,407

Unrealized changes in fair value, net of taxes, for the three months ended March 31, 2015 and March 31, 2014 of $0.5 million in losses and $2.7 million in losses, respectively, have been included in other comprehensive income, a component of equity, at March 31, 2015 and March 31, 2014.  Return of capital on available for sale securities was $0.2 million and $0.3 million for the three months ended March 31, 2015 and March 31, 2014, respectively.  Proceeds from sales of investments available for sale were approximately $0.1 million and $3.9 million for the three months ended March 31, 2015 and March 31, 2014, respectively.  For the three months ended March 31, 2015 and March 31, 2014, gross gains on the sale of investments available for sale amounted to $48,000 and $1.6 million, respectively, and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the three months ended March 31, 2015 or March 31, 2014.  The basis on which the cost of a security sold is determined using specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	March 31, 2015			December 31, 2014			March 31, 2014
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Cosed-end funds	$149	$(25)	$124	$812	$(37)	$775	$828	$(62)	$766
Mutual Funds	303	(34)	269	303	(28)	275	-	-	-
Total	$452	$(59)	$393	$1,115	$(65)	$1,050	$828	$(62)	$766

At March 31, 2015, there were three holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at March 31, 2015 were mutual funds and closed-end funds with diversified holdings across multiple companies and across multiple industries.  One holding was impaired for one month, one holding was impaired for five months and one holding was impaired for seven months at March 31, 2015.  The value of these holdings at March 31, 2015 was $0.4 million.

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

At March 31, 2014, there were two holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at March 31, 2014 were closed-end funds with diversified holdings across multiple companies and across multiple industries.  One holding was impaired for seven months and one for ten months at March 31, 2014.  The value of these holdings at March 31, 2014 was $0.8 million.

There were no losses recognized on AFS securities for the three months ended March 31, 2015 or March 31, 2014.

C. Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of March 31, 2015, December 31, 2014 and March 31, 2014 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2015 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2015
Cash equivalents	$331,419	$-	$-	$331,419
Investments in partnerships	-	21,243	-	21,243
Investments in securities:
AFS - Common stocks	37,954	-	-	37,954
AFS - Mutual funds	1,288	-	-	1,288
Trading - Gov't obligations	9,998	-	-	9,998
Trading - Common stocks	104,071	180	939	105,190
Trading - Mutual funds	3,596	-	-	3,596
Trading - Other	355	128	279	762
Total investments in securities	157,262	308	1,218	158,788
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	77,663	-	-	77,663
AFS - Mutual Funds	3,297	-	-	3,297
Trading - Mutual funds	39,871	-	-	39,871
Total investments in sponsored
registered investment companies	120,831	-	-	120,831
Total investments	278,093	21,551	1,218	300,862
Total assets at fair value	$609,512	$21,551	$1,218	$632,281
Liabilities
Trading - Common stocks	$8,530	$-	$-	$8,530
Trading - Other	-	39	-	39
Securities sold, not yet purchased	$8,530	$39	$-	$8,569

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2014 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2014
Cash equivalents	$297,971	$-	$-	$297,971
Investments in partnerships	-	23,803	-	23,803
Investments in securities:
AFS - Common stocks	38,942	-	-	38,942
AFS - Mutual funds	1,368	-	-	1,368
Trading - Gov't obligations	18,996	-	-	18,996
Trading - Common stocks	193,735	1	1,293	195,029
Trading - Mutual funds	3,498	-	-	3,498
Trading - Other	513	897	294	1,704
Total investments in securities	257,052	898	1,587	259,537
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	36,323	-	-	36,323
AFS - Mutual Funds	3,213	-	-	3,213
Trading - Mutual funds	1	-	-	1
Total investments in sponsored
registered investment companies	39,537	-	-	39,537
Total investments	296,589	24,701	1,587	322,877
Total assets at fair value	$594,560	$24,701	$1,587	$620,848
Liabilities
Trading - Common stocks	$9,960	$-	$-	$9,960
Trading - Other	-	635	-	635
Securities sold, not yet purchased	$9,960	$635	$-	$10,595

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2014 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2014
Cash equivalents	$242,917	$-	$-	$242,917
Investments in partnerships	-	24,080	-	24,080
Investments in securities:
AFS - Common stocks	41,538	-	-	41,538
AFS - Mutual funds	1,448	-	-	1,448
Trading - Gov't obligations	25,999	-	-	25,999
Trading - Common stocks	140,575	1	700	141,276
Trading - Mutual funds	23,404	-	-	23,404
Trading - Other	253	212	284	749
Total investments in securities	233,217	213	984	234,414
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	38,980	-	-	38,980
AFS - Mutual Funds	3,441	-	-	3,441
Trading - Mutual funds	12	-	-	12
Total investments in sponsored
registered investment companies	42,433	-	-	42,433
Total investments	275,650	24,293	984	300,927
Total assets at fair value	$518,567	$24,293	$984	$543,844
Liabilities
Trading - Common stocks	$10,469	$-	$-	$10,469
Trading - Other	-	319	-	319
Securities sold, not yet purchased	$10,469	$319	$-	$10,788

The following tables present additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2015 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December 31,	Unrealized Gains or		Included in	and			Transfers
	2014	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:

Trading - Common stocks	$1,293	$1	$-	$-	$1	$3	$(358)	$-	$939
Trading - Other	294	62	-	-	62	5	(82)	-	279
Total	$1,587	$63	$-	$-	$63	8	$(440)	$-	$1,218

There were securities with a value of $0.4 million that were transferred out of Level 3 as a result of the deconsolidation of an offshore fund during the first quarter of 2015 which are reflected in sales above.  There were no transfers between Levels 1 or 2 during the three months ended March 31, 2015.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2014 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December 31,	Unrealized Gains or		Included in	and			Transfers
	2013	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common stocks	$700	$-	$-	$-	$-	$-	$-	$-	$700
Trading - Other	284	-	-	-	-	-	-	-	284
Total	$984	$-	$-	$-	$-	$-	$-	$-	$984

There were no transfers between any Levels during the three months ended March 31, 2014.

D. Investments in Partnerships, Offshore Funds and Variable Interest Entities (“VIEs”)

The Company is general partner or co-general partner of various affiliated entities in which the Company has investments totaling $93.4 million, $94.2 million and $91.1 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively, and whose underlying assets consist primarily of marketable securities (the “affiliated entities”). We also have investments in unaffiliated entities of $13.5 million, $13.4 million and $14.7 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively (the “unaffiliated entities”).  On a quarterly basis, we evaluate each entity for the appropriate accounting treatment and disclosure.  Certain of the affiliated entities, and none of the unaffiliated entities, are consolidated.

For those entities where consolidation is not deemed to be appropriate, we report them in our condensed consolidated statement of financial condition under the caption “Investments in partnerships”.  This caption includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting, as well as certain investments that the feeder funds hold that are carried at fair value, as described in Note C.  The Company reflects the equity in earnings of these equity method investees and the change in fair value of the consolidated feeder funds (“CFFs”) under the caption “Net gain/(loss) from investments” on the condensed consolidated statements of income.

The following table highlights the number of entities, including voting interest entities (“VOEs”), that we consolidate as well as under which accounting guidance they are consolidated, including CFFs, which retain their specialized investment company accounting in consolidation, partnerships and offshore funds.

Entities consolidated
	CFFs		Partnerships		Offshore Funds		Total
	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs
Entities consolidated at December 31, 2013	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at March 31, 2014	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at December 31, 2014	1	2	-	1	-	1	1	4
Additional consolidated entities	-	1	-	-	-	-	-	1
Deconsolidated entities	-	(1)	-	-	-	(1)	-	(2)
Entities consolidated at March 31, 2015	1	2	-	1	-	-	1	3

At and for the three months ended March 31, 2015, the one CFF VIE is consolidated, as the Company has been determined to be the primary beneficiary because it has an equity interest and absorbs the majority of the expected losses and/or expected gains. At and for the three months ended March 31, 2015, the two CFF VOEs and the one Partnership VOE are consolidated because the unaffiliated partners or shareholders lack substantive kick-out rights, and the Company, as either the general partner or investment manager, is deemed to have control.  During the three months ended March 31, 2015, it was determined that the Offshore Fund VOE should no longer be consolidated as the Company’s ownership percentage fell below 50% and that an additional CFF VOE should be consolidated as the last unaffiliated investor withdrew on March 31, 2015.

At and for the three months ended March 31, 2014 and at December 31, 2014, the one CFF VIE is consolidated, as the Company has been determined to be the primary beneficiary because it has an equity interest and absorbs the majority of the expected losses and/or expected gains.  At and for the three months ended March 31, 2014 and at December 31, 2014, the two CFF VOEs, the one Partnership VOE and the one Offshore Fund VOE are consolidated because the unaffiliated partners or shareholders lack substantive rights, and the Company, as either the general partner or investment manager, is deemed to have control.

The following table breaks down the investments in partnerships line by accounting method, either fair value or equity method, and investment type (in thousands):

	March 31, 2015
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$21,244	$-	$-	$-	$-	$21,244
Equity Method	-	36,019	36,137	6,666	6,877	85,699

Total	$21,244	$36,019	$36,137	$6,666	$6,877	$106,943

	December 31, 2014
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$23,803	$-	$-	$-	$-	$23,803
Equity Method	-	34,385	36,033	6,552	6,864	83,834

Total	$23,803	$34,385	$36,033	$6,552	$6,864	$107,637

	March 31, 2014
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$24,080	$-	$-	$-	$-	$24,080
Equity Method	-	30,266	36,779	6,677	8,047	81,769

Total	$24,080	$30,266	$36,779	$6,677	$8,047	$105,849

The following table includes the net impact by line item on the condensed consolidated statements of financial condition for each category of entity consolidated (in thousands):

	March 31, 2015
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$331,553	$-	$81	$-	$331,634
Investments in securities	151,028	-	7,760	-	158,788
Investments in sponsored investment companies	120,831	-	-	-	120,831
Investments in partnerships	109,982	5,255	(8,294)	-	106,943
Receivable from brokers	20,840	-	775	-	21,615
Investment advisory fees receivable	33,698	6	(1)	-	33,703
Other assets	26,377	16	-	-	26,393
Total assets	$794,309	$5,277	$321	$-	$799,907
Liabilities and equity
Securities sold, not yet purchased	$8,569	$-	$-	$-	$8,569
Accrued expenses and other liabilities	126,469	46	33	-	126,548
Total debt	109,936	-	-	-	109,936
Redeemable noncontrolling interests	-	5,231	288	-	5,519
Total equity	549,335	-	-	-	549,335
Total liabilities and equity	$794,309	$5,277	$321	$-	$799,907

	December 31, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$298,149	$(11)	$86	$-	$298,224
Investments in securities	200,443	-	7,801	51,293	259,537
Investments in sponsored investment companies	39,537	-	-	-	39,537
Investments in partnerships	111,380	4,438	(8,181)	-	107,637
Receivable from brokers	24,301	-	623	51,155	76,079
Investment advisory fees receivable	42,102	(6)	(2)	(222)	41,872
Other assets	43,393	-	-	151	43,544
Total assets	$759,305	$4,421	$327	$102,377	$866,430
Liabilities and equity
Securities sold, not yet purchased	$9,991	$-	$-	$604	$10,595
Accrued expenses and other liabilities	109,356	22	24	38,141	147,543
Total debt	112,163	-	-	-	112,163
Redeemable noncontrolling interests	-	4,399	303	63,632	68,334
Total equity	527,795	-	-	-	527,795
Total liabilities and equity	$759,305	$4,421	$327	$102,377	$866,430

	March 31, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$242,826	$1	$315	$-	$243,142
Investments in securities	234,628	-	7,708	(7,922)	234,414
Investments in sponsored investment companies	42,422	-	11	-	42,433
Investments in partnerships	110,330	4,636	(9,117)	-	105,849
Receivable from brokers	39,163	-	1,411	13,510	54,084
Investment advisory fees receivable	33,112	2	-	(79)	33,035
Other assets	26,749	8	-	106	26,863
Total assets	$729,230	$4,647	$328	$5,615	$739,820
Liabilities and equity
Securities sold, not yet purchased	$10,531	$-	$-	$257	$10,788
Accrued expenses and other liabilities	129,677	88	37	1,744	131,546
Total debt	112,098	-	-	-	112,098
Redeemable noncontrolling interests	-	4,559	291	3,614	8,464
Total equity	476,924	-	-	-	476,924
Total liabilities and equity	$729,230	$4,647	$328	$5,615	$739,820

The following table includes the net impact by line item on the condensed consolidated statements of income for each category of entity consolidated (in thousands):

	Three Months Ended March 31, 2015
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$103,866	$(6)	$(1)	$(14)	$103,845
Total expenses	69,829	33	9	29	69,900
Operating income	34,037	(39)	(10)	(43)	33,945
Total other income/(expense), net	5,910	50	(1)	34	5,993
Income before income taxes	39,947	11	(11)	(9)	39,938
Income tax provision	15,179	-	-	-	15,179
Net income	24,768	11	(11)	(9)	24,759
Net loss attributable to noncontrolling interests	(8)	11	(11)	(9)	(17)
Net income attributable to GAMCO	$24,776	$-	$-	$-	$24,776

	Three Months Ended March 31, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$104,701	$(7)	$(1)	$(216)	$104,477
Total expenses	67,712	34	12	220	67,978
Operating income	36,989	(41)	(13)	(436)	36,499
Total other income, net	5,541	76	4	472	6,093
Income before income taxes	42,530	35	(9)	36	42,592
Income tax provision	14,616	-	-	-	14,616
Net income	27,914	35	(9)	36	27,976
Net income attributable to noncontrolling interests	(40)	35	(9)	36	22
Net income attributable to GAMCO	$27,954	$-	$-	$-	$27,954

Variable Interest Entities
Variable Interest Entities

We sponsor a number of investment vehicles where we are the general partner or investment manager.  Certain of these vehicles are VIEs, but we are not the primary beneficiary, in all but one case, because we do not absorb a majority of the entities’ expected losses and/or expected returns, and they are, therefore, not consolidated.  We consolidate the one VIE where we are the primary beneficiary.  The Company has not provided any financial or other support to those VIEs where we are not the primary beneficiary.  The total net assets of these non-consolidated VIEs at March 31, 2015, December 31, 2014 and March 31, 2014 were $71.4 million, $71.6 million and $74.1 million, respectively.  Our maximum exposure to loss as a result of our involvement with the non-consolidated VIEs is limited to the investment in two VIEs and the deferred carried interest that we have in another.  On March 31, 2015, December 31, 2014 and March 31, 2014 we had an investment in two of the non-consolidated VIE offshore funds of approximately $10.6 million, $10.6 million and $10.9 million, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.  On March 31, 2015, December 31, 2014 and March 31, 2014, we had a deferred carried interest in one of the non-consolidated VIE offshore funds of $43,000, $43,000 and $45,000, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.  Additionally, as the general partner or investment manager to these VIEs the Company earns fees in relation to these roles, which given a decline in AUMs of the VIEs would result in lower fee revenues earned by the Company which would be reflected on the condensed consolidated statement of income, condensed consolidated statement of financial condition and condensed consolidated statement of cash flows.

The assets of these VIEs may only be used to satisfy obligations of the VIEs.  The following table presents the balances related to the VIE that is consolidated and is included on the condensed consolidated statements of financial condition as well as GAMCO’s net interest in this VIE.  Only one VIE was consolidated at March 31, 2015, December 31, 2014 and March 31, 2014:

	March 31, 2015	December 31, 2014	March 31, 2014
(In thousands)
Cash and cash equivalents	$-	$-	$-
Investments in partnerships	11,480	13,434	13,798
Accrued expenses and other liabilities	(9)	(12)	(16)
Redeemable noncontrolling interests	(706)	(794)	(1,103)
GAMCO's net interests in consolidated VIE	$10,765	$12,628	$12,679

E. Income Taxes

The effective tax rate ("ETR) for the three months ended March 31,2015 was 38.0% versus 34.3% for the prior year three month period and 37.3% for the full year 2014.  The first quarter 2014 ETR reflected a benefit related to donated appreciated securities which did not occur in the 2015 quarter.

F. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$24,776	$27,954
Weighted average shares outstanding	25,132	25,481
Basic net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.99	$1.10

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$24,776	$27,954

Weighted average share outstanding	25,132	25,481
Dilutive stock options and restricted stock awards	282	203
Total	25,414	25,684
Diluted net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.97	$1.09

G. Debt

Debt consists of the following:

	March 31, 2015		December 31, 2014		March 31, 2014
	Carrying	Fair Value	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2	Value	Level 2
(In thousands)
5.875% Senior notes	$100,000	$109,541	$100,000	$110,123	$100,000	$106,540
0% Subordinated debentures	9,936	10,440	12,163	13,000	12,098	13,777
Total	$109,936	$119,981	$112,163	$123,123	$112,098	$120,317

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

Zero coupon Subordinated debentures due December 31, 2015

On December 31, 2010, the Company issued $86.4 million in par value of five year zero coupon subordinated debentures due December 31, 2015 (“Debentures”) to its shareholders of record on December 15, 2010 through the declaration of a special dividend of $3.20 per share.  The Debentures have a par value of $100 and are callable at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed.  During the three month period ended March 31, 2015 and March 31, 2014 the Company repurchased 25,957 Debentures and 416 Debentures, respectively, having a face value of $2.6 million and $41,600, respectively.  The redemptions were accounted for as extinguishments of debt and resulted in losses of $156,000 and $5,000, respectively, which were included in net gain from investments on the condensed consolidated statements of income.  The debt is being accreted to its face value using the effective rate on the date of issuance of 7.45%.  At March 31, 2015, December 31, 2014 and March 31, 2014, the debt was recorded at its accreted value of $9.9 million, $12.2 million and $12.1 million, respectively.

The fair value of the Company’s debt, which is a Level 2 valuation, is estimated based on either quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  Inputs in these standard models include credit rating, maturity and interest rate.

On May 30, 2012, the Securities and Exchange Commission (“SEC”) declared effective the “shelf” registration statement filed by the Company.  The “shelf” provides the Company with the flexibility of issuing any combination of senior and subordinated debt securities, convertible securities and common and preferred securities up to a total amount of $500 million and replaced the existing shelf registration which expired in July 2012.  We renewed our universal shelf for $500 million, extending the expiration date to May 2018.  As of March 31, 2015, $500 million is available on the shelf.

H. Stockholders’ Equity

Shares outstanding were 25.8 million, 25.9 million and 26.0 million on March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

Dividends

	Payment	Record
	Date	Date	Amount

Three months ended March 31, 2015	March 31, 2015	March 17, 2015	$0.07
Three months ended March 31, 2014	March 25, 2014	March 11, 2014	$0.06

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

On December 23, 2014, September 15, 2014 and January 9, 2014, the Company approved the granting of 73,000 RSA shares, 83,500 RSA shares and 2,100 RSA shares, respectively, at a grant date fair value of $87.99 per share, $73.41 per share and $81.99 per share, respectively.  As of March 31, 2015, December 31, 2014 and March 31, 2014, there were 707,050 RSA shares, 710,750 RSA shares and 566,850 RSA shares outstanding, respectively, that were previously issued at an average weighted grant price of $67.43, $67.45 and $63.97, respectively.  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee.  This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

For the three months ended March 31, 2015 and March 31, 2014, we recognized stock-based compensation expense of $2.3 million and $1.7 million, respectively.  Actual and projected stock-based compensation expense for RSA shares and options for the years ended December 31, 2015 through December 31, 2024 (based on awards currently issued or granted) is as follows ($ in thousands):

	2014	2015	2016	2017	2018	2019
Q1	$1,700	$2,277	$2,277	$1,486	$1,112	$612
Q2	1,697	2,277	2,277	1,486	1,090	612
Q3	1,785	2,276	1,922	1,355	1,011	547
Q4	2,017	2,276	1,660	1,225	841	501
Full Year	$7,199	$9,106	$8,136	$5,552	$4,054	$2,272

	2020	2021	2022	2023	2024
Q1	$350	$227	$146	$76	$12
Q2	319	227	146	76	12
Q3	264	179	104	38	9
Q4	227	145	76	11	-
Full Year	$1,160	$778	$472	$201	$33

The total compensation cost related to non-vested options not yet recognized is approximately $29.5 million as of March 31, 2015.  There were no options exercised for the three months ended March 31, 2015.  For the three months ended March 31, 2014, proceeds from the exercise of 20,000 stock options were $0.8 million resulting in a tax benefit to GAMCO of $0.2 million.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  On February 5, 2013, our Board of Directors authorized an incremental 500,000 shares to be added to the current buyback authorization.  For the three months ended March 31, 2015 and March 31, 2014, the Company repurchased 41,393 shares and 121,192 shares, respectively, at an average price per share of $77.19 and $79.59, respectively.  From the inception of the program through March 31, 2015, 9,167,418 shares have been repurchased at an average price of $44.07 per share.  At March 31, 2015, the total shares available under the program to be repurchased in the future were 467,390.

I. Goodwill and Identifiable Intangible Assets

At March 31, 2015, $3.5 million of goodwill is reflected within other assets on the condensed consolidated statements of financial condition with $3.3 million related to a 94%-owned subsidiary, Gabelli Securities, Inc. and $0.2 million related to G.distributors, LLC.  The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required.  There were no indicators of impairment for the three months ended March 31, 2015 or March 31, 2014, and as such there was no impairment analysis performed or charge recorded.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the condensed consolidated statements of financial condition at March 31, 2015, December 31, 2014 and March 31, 2014.  The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2016.  The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant.  There were no indicators of impairment for the three months ended March 31, 2015 or March 31, 2014, and as such there was no impairment analysis performed or charge recorded.

J. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at March 31, 2015.

The Company indemnifies the clearing brokers of G.research, Inc., our broker-dealer subsidiary, for losses they may sustain from the customer accounts that trade on margin introduced by it.  At March 31, 2015, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements and believes the likelihood of a claim being made is remote.  The Company’s estimate of the value of such agreements is de minimis, and therefore an accrual has not been made on the condensed consolidated financial statements.

K. Subsequent Events

From April 1, 2015 to May 7, 2015, the Company repurchased 27,600 shares at $81.33 per share.

On March 24, 2015, our Board of Directors authorized the Company to renew its shelf registration, before the expiration of its current shelf in May 2015, which will allow the Company to issue up to $500 million in a combination of senior and subordinated debt securities, convertible debt securities and common and preferred securities.  The shelf was declared effective by the SEC and will now expire in May 2018.

On April 10, 2015, the Company announced that its Board of Directors approved the next step in the process of exploring a potential restructuring that will enable the Company to further increase its market focus.  While this may involve a split-up of certain facets of our business, there are numerous regulatory related and other issues that may preclude pursuit of any alternative.  Management does not plan to give periodic updates on the Company’s progress.

On May 5, 2015, the Board of Directors declared its regular quarterly dividend of $0.07 per share to all of its shareholders, payable on June 30, 2015 to shareholders of record on June 16, 2015.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Overview

GAMCO, through the Gabelli brand, well known for its Private Market Value (PMV) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to open- and closed-end funds, institutional and private wealth management investors, and investment partnerships, principally in the United States.  Through G.research, Inc. (“G.research”), we provide institutional research and brokerage services to institutional clients and investment partnerships.  Through G.distributors, LLC (“G.distributors”), we provide mutual fund distribution.  We generally manage assets on a fully discretionary basis and invest in a variety of U.S. and international securities through various investment styles.  Our revenues are based primarily on the Company’s levels of assets under management and fees associated with our various investment products.

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

Assets under management (“AUM”) were $46.5 billion as of March 31, 2015, a decrease of 2.0% from AUM of $47.5 billion at December 31, 2014 and 2.1% from the March 31, 2014 AUM of $47.6 billion.  The first quarter 2015 AUM fell $1.0 billion which consisted of net cash outflows of $1.4 billion and recurring distributions, net of reinvestments, from open-end and closed-end funds of $143 million, offset slightly by $0.6 billion of market appreciation.  Average total AUM was $46.8 billion in the 2015 quarter versus $47.0 billion in the prior year period, a decrease of 0.4%.  Average AUM in our open-end equity funds, a key driver to our investment advisory fees, was $17.0 billion in the first quarter of 2015, falling 0.6% from the 2014 quarter average AUM of $17.1 billion.

In addition to management fees, we earn incentive fees for certain institutional client assets, certain assets attributable to preferred issues of our closed-end funds, to our GDL Fund (NYSE: GDL) and investment partnership assets.  As of March 31, 2015, assets with incentive based fees were $5.2 billion, an increase of $0.4 billion, or 8.3%, from the $4.8 billion at December 31, 2014 and 15.6% higher than the $4.5 billion on March 31, 2014.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 1st Quarter 2015
				Fund
		Market		distributions,
	December 31,	appreciation/	Net cash	net of	March 31,
	2014	(depreciation)	flows	reinvestments	2015
Equities:
Open-end Funds	$17,684	$185	$(1,199)	$(27)	$16,643
Closed-end Funds	6,949	93	145	(116)	7,071
Institutional & PWM - direct	16,597	140	(330)	-	16,407
Institutional & PWM - sub-advisory	3,704	172	(62)	-	3,814
Investment Partnerships	905	19	4	-	928
SICAV (a)	135	(5)	25	-	105
Total Equities	45,974	604	(1,467)	(143)	44,968
Fixed Income:
Money-Market Fund	1,455	-	65	-	1,520
Institutional & PWM	58	-	(6)	-	52
Total Fixed Income	1,513	-	59	-	1,572
Total Assets Under Management	$47,487	$604	$(1,408)	$(143)	$46,540

(a)  Includes $71 million and $40 million of seed capital at December 31, 2014 and March 31, 2015, respectively.

Table II: AUM Summary				% Change From
	March 31,	December 31,	March 31,	December 31,	March 31,
	2015	2014	2014	2014	2014
Equities:
Open-end Funds	$16,643	$17,684	$17,531	(5.9%)	(5.1%)
Closed-end Funds	7,071	6,949	6,967	1.8	1.5
Institutional & PWM - direct	16,407	16,597	16,403	(1.1)	0.0
Institutional & PWM - sub-advisory	3,814	3,704	3,822	3.0	(0.2)
Investment Partnerships	928	905	865	2.5	7.3
SICAV (a)	105	135	91	(22.2)	15.4
Total Equities	44,968	45,974	45,679	(2.2)	(1.6)
Fixed Income:
Money-Market Fund	1,520	1,455	1,812	4.5	(16.1)
Institutional & PWM	52	58	64	(10.3)	(18.8)
Total Fixed Income	1,572	1,513	1,876	3.9	(16.2)
Total Assets Under Management	$46,540	$47,487	$47,555	(2.0)	(2.1)

(a)  Includes $40 million, $71 million and $88 million of seed capital at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared To Three Months Ended March 31, 2014

(Unaudited; in thousands, except per share data)
	2015	2014
Revenues
Investment advisory and incentive fees	$88,037	$87,797
Distribution fees and other income	13,743	14,873
Institutional research services	2,065	1,807
Total revenues	103,845	104,477
Expenses
Compensation	44,494	43,897
Management fee	4,437	4,728
Distribution costs	14,283	13,963
Other operating expenses	6,686	5,390
Total expenses	69,900	67,978
Operating income	33,945	36,499
Other income (expense)
Net gain from trading securities	6,958	6,944
Interest and dividend income	1,054	1,141
Interest expense	(2,019)	(1,992)
Total other income, net	5,993	6,093
Income before income taxes	39,938	42,592
Income tax provision	15,179	14,616
Net income	24,759	27,976
Net income/(loss) attributable to noncontrolling interests	(17)	22
Net income attributable to GAMCO Investors, Inc.'s shareholders	$24,776	$27,954

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.99	$1.10
Diluted	$0.97	$1.09

Overview

Net income attributable to shareholders of GAMCO for the quarter was $24.8 million, or $0.97 per fully diluted share, versus $28.0 million, or $1.09 per fully diluted share, in the prior year’s quarter.  The quarter to quarter comparison was impacted by lower revenues, lower income from firm investments and increased stock compensation costs.

Revenues

Investment advisory and incentive fees for the first quarter 2015 were $88.0 million, 0.2% higher than the 2014 comparative figure of $87.8 million.  Open-end fund revenues decreased by 0.7% to $40.5 million from $40.8 million in the first quarter of 2014 driven by a 0.6% decrease in average open-end equity AUM.  Our closed-end fund revenues rose 2.1% to $14.9 million in the first quarter 2015 from $14.6 million in 2014 due to a 1.5% increase in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, decreased $0.3 million, or 1.0%, to $30.1 million from $30.4 million in first quarter 2014.  Incentive fees increased $0.1 million, on a quarter to quarter basis, to $0.5 million in the 2015 quarter from $0.4 million in the prior year period.  Investment partnership revenues were $2.0 million, an increase of 25.0% from $1.6 million in first quarter 2014 due to an increase in average AUM resulting from a combination of market performance and net inflows.

Open-end fund distribution fees and other income were $13.7 million for the first quarter 2015, a decrease of $1.2 million or 8.1% from $14.9 million in the prior year period, primarily due to lower average AUM in open-end equity funds that generate distribution fees and decreased level of sales of load shares of open-end funds.

Our institutional research revenues were $2.1 million in the first quarter 2015 comparable to $1.8 million reported in the prior year period.

Expenses

Compensation costs, which are largely variable, were $44.5 million or 1.4% higher than prior year compensation costs of $43.9 million.  The quarter over quarter increase was comprised of $0.3 million in fixed compensation and a $0.6 million increase in stock compensation expense recognized for RSAs issued in 2014 partially offset by a $0.3 million decrease in variable compensation related to the decreased levels of AUM.

Management fee expense, which is wholly variable and based on pretax income, decreased to $4.4 million in the first quarter of 2015 from $4.7 million in the 2014 period.

Distribution costs were $14.3 million, an increase of $0.3 million or 2.1% from $14.0 million in the prior year’s period.  The current year quarter included $1.0 million of expenses incurred in the launching of our first London stock exchange listed closed-end fund, The Gabelli Value Plus+ Trust (“GVP”), which raised £100 million in AUM.  Revenues earned in the quarter totaled $175,000.  Our investment of £27 million is treated as available for sale (“AFS”) and as such all currency fluctuations are included in other comprehensive income. Excluding the launch of GVP the decrease in distribution costs was driven by lower AUM, largely from the direct to intermediary channel, which resulted in a decrease in the amortization of advanced commissions of $0.6 million.

Other operating expenses were $6.7 million in the first quarter of 2015, an increase of $1.3 million, or 24.1%, from $5.4 million in the first quarter of 2014.  The current year quarter includes approximately $0.9 million in costs associated with the possible restructuring that the Company is exploring while the prior year quarter benefitted from additional insurance reimbursements of $0.4 million for legal and regulatory costs previously incurred and expensed as compared to the current year quarter.  Excluding these costs in the current quarter and the reimbursements in the prior quarter other operating expenses were flat.

Operating income for the first quarter of 2015 was $33.9 million, a decrease of $2.6 million, or 7.1%, from the $36.5 million in the first quarter of 2014.  Operating income, as a percentage of revenues, was 32.7% in the 2015 quarter as compared to 34.9% in the 2014 quarter.

Other

Total other income, was $6.0 million for the first quarter 2015 versus $6.1 million in the prior year’s quarter.  Realized and unrealized gains in our trading portfolio were $7.0 million in the 2015 quarter versus $6.9 million in the 2014 quarter.  Interest and dividend income remained the same at $1.1 million.  Interest expense remained the same at $2.0 million in the first quarters of 2015 and 2014.

The effective tax rates (“ETR”) for the three months ended March 31, 2015 and March 31, 2014 were 38.0% and 34.3%, respectively.  During the 2014 quarter we benefitted from the donation of appreciated securities used to fund our shareholder designated charitable contribution program.  This reduced the 2014 ETR by 2.8%.

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

Summary cash flow data is as follows:
	Three months ended
	March 31,
	2015	2014
Cash flows provided by (used in):	(in thousands)
Operating activities	$82,426	$41,991
Investing activities	(41,048)	(579)
Financing activities	(7,992)	(8,718)
Effect of exchange rates on cash and cash equivalents	11	(3)
Net increase	33,397	32,691
Cash and cash equivalents at beginning of period	298,224	210,451
Increase in cash from deconsolidation	13	-
Cash and cash equivalents at end of period	$331,634	$243,142

Cash and liquidity requirements have historically been met through cash generated by operating income and our borrowing capacity.  We filed a registration statement with the SEC in 2012 which, among other things, provides us opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $500 million.  We renewed our universal shelf for $500 million, extending the expiration date to May 2018.

At March 31, 2015, we had total cash and cash equivalents of $331.6 million, an increase of $33.4 million from December 31, 2014.  Cash and cash equivalents of $0.1 million and investments in securities of $7.8 million held by consolidated investment partnerships and offshore funds may not be readily available for the Company to access.  Total debt outstanding at March 31, 2015 was $109.9 million, consisting of $9.9 million in Debentures (face value of $10.5 million) and $100 million of 5.875% senior notes due 2021.

For the three months ended March 31, 2015, cash provided by operating activities was $82.4 million, an increase of $40.4 million from cash provided in the prior year period of $42.0 million.  Cash was provided through a decrease of $17.1 million in other assets, a $13.1 million increase in net contributions and distributions to/from partnerships, a decrease in receivable from brokers of $11.1 million, a $6.5 million increase to accrued expenses and other liabilities, a decrease of $4.9 million in trading securities, a $3.6 million increase in payables to brokers and $1.2 million from other sources.  Reducing cash was an increase in investment advisory fees receivables collected of $10.5 million, a decrease in compensation payable of $3.4 million and a decrease in net income of $3.2 million.  Cash used in investing activities, related to purchases and proceeds from sales of available for sale securities, was $41.0 million in the first three months of 2015.  Cash used in financing activities in the first three months of 2015 was $8.0 million including $0.4 million in net redemptions from redeemable noncontrolling interests, $1.8 million paid in dividends, $3.2 million paid for the purchase of treasury stock and $2.6 million for the repurchase of zero coupon subordinated debentures.

For the three months ended March 31, 2014, cash provided by operating activities was $42.0 million.  Cash used in investing activities, related to purchases and proceeds from sales of available for sale securities, was $0.6 million in the first three months of 2014.  Cash used in financing activities in the first three months of 2014 was $8.7 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

We have two broker-dealers, G.research and G.distributors, which are subject to certain net capital requirements.  Both broker-dealers compute their net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for each broker-dealer at March 31, 2015.  At March 31, 2015, G.research had net capital, as defined, of approximately $8.4 million, exceeding the regulatory requirement by approximately $8.2 million, and G.distributors had net capital, as defined, of approximately $3.8 million, exceeding the regulatory requirement by approximately $3.6 million.  Net capital requirements for our affiliated broker-dealers may increase in accordance with rules and regulations to the extent they engage in other business activities.

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

With respect to our proprietary investment activities, included in investments in securities of $158.8 million and investments in sponsored registered investment companies of $120.8 million at March 31, 2015 were investments in United States Treasury Bills and Notes of $10.0 million, open-end funds and closed-end funds, largely invested in equity products, of $125.7 million, a selection of common and preferred stocks totaling $143.1 million, and other investments of approximately $0.8 million.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $143.1 million invested in common and preferred stocks at March 31, 2015, $38.0 million represented our investment in Westwood Holdings Group Inc., and $68.7 million was invested by the Company in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Risk arbitrage generally involves announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At March 31, 2015, the fair value of securities sold, not yet purchased was $8.6 million.  Investments in partnerships totaled $106.9 million at March 31, 2015, $61.0 million of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of March 31, 2015 and December 31, 2014.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At March 31, 2015:
Equity price sensitive investments, at fair value	$256,845	$231,161	$282,530
At December 31, 2014:
Equity price sensitive investments, at fair value	$243,720	$219,348	$268,092

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on March 31, 2015, cash and cash equivalent balance of $331.6 million, a 1% increase in interest rates would increase our interest income by $3.3 million annually.  Given that our current return on these cash equivalent investments in this low interest rate environment is approximately 0.0% annually, an analysis of a 1% decrease is not meaningful.

Currency Risk

We operate offices outside the United States in London, Shanghai and Tokyo from which we perform sales, marketing and research activities.  In connection with these offices, we transact business in multiple currencies, primarily British Pounds and Japanese Yen.  We are a net payer of foreign currencies and therefore benefit from a strengthening U.S. dollar and are adversely affected when the U.S. dollar weakens relative to the foreign currencies.  We project our future currency needs on a net basis and may from time to time purchase foreign currencies or enter into foreign exchange forward contracts as a way to minimize our foreign exchange risk.  Historically these amounts have not been material.  In addition, we may use foreign exchange forward contracts to offset the foreign exchange risk on investments held in foreign denominated funds, including the Gabelli Value Plus+ Trust Ltd. which is denominated in British Pounds.  Absent such hedging strategies, a hypothetical 10% change in the U.S dollar to British Pound exchange rate would have increased or decreased the value of the investment we had in this fund on March 31, 2015 by $4.2 million.  Because this investment is classified as an AFS security, the net unrealized change on this investment due to currency fluctuation would be included in other comprehensive income.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.  See Note A and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in GAMCO’s 2014 Annual Report on Form 10-K filed with the SEC on March 6, 2015 for details on Critical Accounting Policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, GAMCO is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At March 31, 2015, we had equity investments, including open-end funds largely invested in equity products, of $279.6 million.  Investments in open-end funds and closed-end funds, $125.7 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships totaled $106.9 million, of which $61.0 million were invested in partnerships which invest in risk arbitrage.  Risk arbitrage is primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes are recorded as net gain from investments in the condensed consolidated statements of income while the available for sale portfolio changes are recorded in other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Co-Chief Accounting Officers (“CAOs”), to allow timely decisions regarding required disclosure.  Our CEO, CFO, and CAOs participated in this evaluation and concluded that, as of the date of March 31, 2015, our disclosure controls and procedures were effective.

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

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at March 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended March 31, 2015:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
1/01/15 - 1/31/15	556	$82.00	556	508,227
2/01/15 - 2/28/15	14,790	79.53	14,790	494,437
3/01/15 - 3/31/15	26,047	75.76	26,047	467,390
Totals	41,393	$77.19	41,393

33

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer	Title: Co-Chief Accounting Officer

Date: May 7, 2015	Date: May 7, 2015