Form 10-Q
period 2015-06-30
GAMCO INVESTORS, INC. ET AL
filed 2015-08-05
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class		Outstanding at July 31, 2015
Class A Common Stock, .001 par value	(Including 705,050 restricted stock awards)	6,470,677
Class B Common Stock, .001 par value		19,218,814

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended March 31, 2015 and 2014
- Six months ended March 31, 2015 and 2014

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended March 31, 2015 and 2014
- Six months ended March 31, 2015 and 2014

Condensed Consolidated Statements of Financial Condition:
- June 30, 2015
- December 31, 2014
- June 30, 2014

Condensed Consolidated Statements of Equity:
- Six months ended March 31, 2015 and 2014

Condensed Consolidated Statements of Cash Flows:
- Six months ended March 31, 2015 and 2014

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Investment advisory and incentive fees	$87,344	$90,156	$175,381	$177,953
Distribution fees and other income	13,358	15,767	27,101	30,640
Institutional research services	2,002	2,373	4,067	4,180
Total revenues	102,704	108,296	206,549	212,773
Expenses
Compensation	43,402	44,045	87,896	87,942
Management fee	4,241	5,144	8,678	9,872
Distribution costs	13,120	15,023	27,403	28,986
Other operating expenses	6,992	6,547	13,678	11,937
Total expenses	67,755	70,759	137,655	138,737

Operating income	34,949	37,537	68,894	74,036
Other income (expense)
Net gain/(loss) from investments	3,895	9,610	10,853	16,554
Interest and dividend income	1,289	1,332	2,343	2,473
Interest expense	(1,963)	(2,021)	(3,982)	(4,013)
Total other income (expense), net	3,221	8,921	9,214	15,014
Income before income taxes	38,170	46,458	78,108	89,050
Income tax provision	14,123	17,135	29,302	31,751
Net income	24,047	29,323	48,806	57,299
Net income/(loss) attributable to noncontrolling interests	(54)	373	(71)	395
Net income attributable to GAMCO Investors, Inc.'s shareholders	$24,101	$28,950	$48,877	$56,904

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.96	$1.14	$1.95	$2.24

Diluted	$0.95	$1.13	$1.93	$2.22

Weighted average shares outstanding:
Basic	25,065	25,381	25,098	25,431

Diluted	25,358	25,586	25,386	25,635

Dividends declared:	$0.07	$0.06	$0.14	$0.12

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$24,047	$29,323	$48,806	$57,299
Other comprehensive income/(loss), net of tax:
Foreign currency translation	55	22	13	30
Net unrealized losses on securities available for sale (a)	(255)	(1,728)	(722)	(4,425)
Other comprehensive loss	(200)	(1,706)	(709)	(4,395)

Comprehensive income	23,847	27,617	48,097	52,904
Less: Comprehensive loss/(income) attributable to noncontrolling interests	(54)	373	(71)	395

Comprehensive income attributable to GAMCO Investors, Inc.	$23,901	$27,244	$48,168	$52,509

(a) Net of income tax benefit of ($150), ($1,015), ($424) and ($2,599),respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	June 30,	December 31,	June 30,
	2015	2014	2014
ASSETS
Cash and cash equivalents	$372,284	$298,224	$307,490
Investments in securities	144,008	259,537	225,596
Investments in sponsored registered investment companies	126,305	39,537	40,791
Investments in partnerships	108,950	107,637	107,896
Receivable from brokers	56,579	76,079	58,945
Investment advisory fees receivable	32,766	41,872	32,228
Income tax receivable	2,303	2,477	1,077
Other assets	22,791	41,067	30,779
Total assets	$865,986	$866,430	$804,802

LIABILITIES AND EQUITY
Payable to brokers	$48,858	$43,409	$19,859
Income taxes payable and deferred tax liabilities	21,266	27,939	31,029
Capital lease obligation	5,213	5,253	5,290
Compensation payable	68,889	39,983	68,908
Securities sold, not yet purchased	9,825	10,595	14,329
Mandatorily redeemable noncontrolling interests	1,281	1,302	1,339
Accrued expenses and other liabilities	30,964	29,657	32,194
Sub-total	186,296	158,138	172,948

5.875% Senior notes (due June 1, 2021)	100,000	100,000	100,000
Zero coupon subordinated debentures, Face value: $6.9 million at June 30, 2015, $13.1
million at December 31, 2014 and $13.2 million at June 30, 2014 (due December 31, 2015)	6,628	12,163	11,813
Total liabilities	292,924	270,301	284,761

Redeemable noncontrolling interests	5,943	68,334	22,806
Commitments and contingencies (Note J)
Equity
GAMCO Investors, Inc. stockholders' equity
Preferred stock, $.001 par value; 10,000,000 shares authorized;
none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
15,381,179, 15,341,433 and 15,108,373 issued, respectively; 6,506,477,
6,616,212 and 6,572,864 outstanding, respectively	14	14	14
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 19,218,814, 19,239,260 and 19,325,820 shares
outstanding, respectively	19	19	19
Additional paid-in capital	297,494	291,681	287,879
Retained earnings	648,231	602,950	560,238
Accumulated other comprehensive income	24,305	25,014	25,844
Treasury stock, at cost (8,874,702, 8,725,221 and 8,535,509 shares, respectively)	(405,633)	(394,617)	(379,576)
Total GAMCO Investors, Inc. stockholders' equity	564,430	525,061	494,418
Noncontrolling interests	2,689	2,734	2,817
Total equity	567,119	527,795	497,235

Total liabilities and equity	$865,986	$866,430	$804,802

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Three months ended June 30, 2015

		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2014	$2,734	$33	$291,681	$602,950	$25,014	$(394,617)	$527,795	$68,334
Redemptions of
noncontrolling interests	-	-	-	-	-	-	-	(441)
Contributions from
noncontrolling
interests	-	-	-	-	-	-	-	336
Consolidation of a consolidated
feeder fund and a partnership	-	-	-	-	-	-	-	996
Deconsolidation of offshore
fund	-	-	-	-	-	-	-	(63,256)
Net income (loss)	(45)	-	-	48,877	-	-	48,832	(26)
Net unrealized gains on
securities available for sale,
net of income tax benefit ($400)	-	-	-	-	(681)	-	(681)	-
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax benefit ($24)	-	-	-	-	(41)	-	(41)	-
Foreign currency translation	-	-	-	-	13	-	13	-
Dividends declared ($0.14 per
share)	-	-	-	(3,596)	-	-	(3,596)	-
Stock based compensation
expense	-	-	4,544	-	-	-	4,544	-
Exercise of stock options
including tax benefit ($102)	-	-	1,269	-	-	-	1,269	-
Purchase of treasury stock	-	-	-	-	-	(11,016)	(11,016)	-
Balance at June 30, 2015	$2,689	$33	$297,494	$648,231	$24,305	$(405,633)	$567,119	$5,943

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Three months ended June 30, 2014

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

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating activities
Net income	$48,806	$57,299
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net gains from partnerships	(3,666)	(2,884)
Depreciation and amortization	318	336
Stock based compensation expense	4,544	3,397
Deferred income taxes	(1,902)	(1,512)
Tax benefit from exercise of stock options	102	349
Foreign currency translation gain/(loss)	13	30
Other-than-temporary loss on available for sale securities	-	69
Cost basis of donated securities	64	1,480
Gains on sales of available for sale securities	(30)	(3,163)
Accretion of zero coupon debentures	377	440
Loss on extinguishment of debt	310	74
(Increase) decrease in assets:
Investments in trading securities	14,686	9,899
Investments in partnerships:
Contributions to partnerships	(12,369)	(12,098)
Distributions from partnerships	15,060	3,077
Receivable from brokers	(28,406)	(9,484)
Investment advisory fees receivable	8,909	19,278
Income tax receivable and deferred tax assets	34	(632)
Other assets	17,899	(4,739)
Increase (decrease) in liabilities:
Payable to brokers	42,714	9,094
Income taxes payable and deferred tax liabilities	(4,208)	(4,707)
Compensation payable	28,904	34,240
Mandatorily redeemable noncontrolling interests	(20)	(16)
Accrued expenses and other liabilities	1,876	(405)
Total adjustments	85,209	42,123
Net cash provided by operating activities	$134,015	$99,422

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Investing activities
Purchases of available for sale securities	$(41,603)	$(5,354)
Proceeds from sales of available for sale securities	1,064	6,518
Return of capital on available for sale securities	252	561
Net cash provided by investing activities	(40,287)	1,725

Financing activities
Contributions from redeemable noncontrolling interests	336	16,096
Redemptions of redeemable noncontrolling interests	(441)	(470)
Proceeds from exercise of stock options	-	1,637
Dividends paid	(3,510)	(3,050)
Repurchase of zero coupon subordinated debentures	(6,223)	(612)
Purchase of treasury stock	(11,016)	(17,698)
Net cash used in financing activities	(19,687)	(4,097)
Effect of exchange rates on cash and cash equivalents	(4)	(11)
Net increase in cash and cash equivalents	74,037	97,039
Cash and cash equivalents at beginning of period	298,224	210,451
Increase in cash from consolidation	10	-
Increase in cash from deconsolidation	13	-
Cash and cash equivalents at end of period	$372,284	$307,490
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,575	$3,539
Cash paid for taxes	$34,836	$37,020

Non-cash activity:
- For the six months ended June 30, 2015 and June 30, 2014, the Company accrued dividends on restricted stock awards of $86 and $57, respectively.
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
- On April 1, 2015, GAMCO Investors, Inc. was deemed to have control over a certain offshore fund and a certain partnership which resulted in the consolidation of that one offshore fund and one partnership and an increase of approximately $10 of cash and cash equivalents, an increase of approximately $986 of nets assets and an increase of approximately $996 of redeemable noncontrolling interest.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

In May 2015, the FASB issued new guidance amending the current disclosure requirement for investments in certain entities that calculate net asset value per share.  The guidance requires investments for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy.  Instead, those investment amounts shall be provided as a separate item to permit reconciliation of the fair value of investments included in the fair value hierarchy to the line items presented in the statement of financial position.  This new guidance will be effective for the Company’s first quarter of 2016.  The Company is currently evaluating the potential impact on its condensed consolidated financial statements and related disclosures.

B.  Investment in Securities

Investments in securities at June 30, 2015, December 31, 2014 and June 30, 2014 consisted of the following:

	June 30, 2015		December 31, 2014		June 30, 2014
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$6,998	$7,000	$18,994	$18,996	$23,996	$23,998
Common stocks	75,995	93,874	170,977	195,029	124,502	156,522
Mutual funds	2,505	3,623	2,432	3,498	2,418	3,532
Other investments	505	789	743	1,704	532	694
Total trading securities	86,003	105,286	193,146	219,227	151,448	184,746

Available for sale securities:
Common stocks	13,578	37,429	13,637	38,942	15,009	39,334
Mutual funds	627	1,293	681	1,368	700	1,516
Total available for sale securities	14,205	38,722	14,318	40,310	15,709	40,850

Total investments in securities	$100,208	$144,008	$207,464	$259,537	$167,157	$225,596

Securities sold, not yet purchased at June 30, 2015, December 31, 2014 and June 30, 2014 consisted of the following:

	June 30, 2015		December 31, 2014		June 30, 2014
	Proceeds	Fair Value	Proceeds	Fair Value	Proceeds	Fair Value
Trading securities:	(In thousands)
Common stocks	$9,705	$9,715	$9,835	$9,960	$11,662	$13,861
Other investments	3	110	1	635	170	468
Total securities sold, not yet purchased	$9,708	$9,825	$9,836	$10,595	$11,832	$14,329

Investments in sponsored registered investment companies at June 30, 2015, December 31,2014 and June 30, 2014 consisted of the following:

	June 30, 2015		December 31, 2014		June 30, 2014
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Mutual funds	$42,416	$45,406	$1	$1	$19	$14
Total trading securities	42,416	45,406	1	1	19	14

Available for sale securities:
Closed-end funds	62,780	77,616	21,962	36,323	21,531	37,138
Mutual funds	1,887	3,283	1,898	3,213	1,931	3,639
Total available for sale securities	64,667	80,899	23,860	39,536	23,462	40,777

Total investments in sponsored
registered investment companies	$107,083	$126,305	$23,861	$39,537	$23,481	$40,791

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

The following table identifies all reclassifications out of accumulated other comprehensive income ("AOCI") into income for the three and six months ended June 30, 2015 and 2014 (in thousands):

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Three months ended June 30,
2015	2014
$5	$1,551	Net gain/(loss) from investments	Realized gain on sale of AFS securities
35	498	Other operating expenses/net gain from investments	Realized gain on donation of AFS securities
-	(69)	Net gain/(loss) from investments	OTT impairment of AFS securities
40	1,980	Income before income taxes
(15)	(733)	Income tax provision
$25	$1,247	Net income

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Six months ended June 30,
2015	2014
$30	$3,163	Net gain/(loss) from investments	Realized gain on sale of AFS securities
35	3,639	Other operating expenses/net gain from investments	Realized gain on donation of AFS securities
-	(69)	Net gain/(loss) from investments	OTT impairment of AFS securities
65	6,733	Income before income taxes
(24)	(2,491)	Income tax provision
$41	$4,242	Net income

The Company recognizes all derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments.  At June 30, 2015, December 31, 2014 and June 30, 2014, we held derivative contracts on 288,000 equity shares, 3.8 million equity shares and 1.9 million equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.   We had two, one and one foreign exchange contracts outstanding at June 30, 2015, December 31, 2014 and June 30, 2014, respectively, that are included in receivable from brokers or payable to brokers on the condensed consolidated statements of financial condition.  Aside from one foreign exchange contract, these transactions are not designated as hedges for accounting purposes, and therefore changes in fair values of these derivatives are included in net gain/(loss) from investments on the condensed consolidated statements of income.  The one foreign exchange contract that is designated as a hedge was for a short of British Pounds to hedge the long investment that we have in our London Stock Exchange listed Gabelli Value Plus+ Trust Ltd. closed-end fund which is denominated in British Pounds.  As the underlying investment that is being hedged is an available for sale security, the portion of the change in value of the closed-end fund that is currency related is recorded in net gain/(loss) from investments on the condensed consolidated statements of income and not in accumulated comprehensive income.

The following tables identify the fair values and gains and losses of all derivatives held by the Company (in thousands):

	Asset Derivatives Fair Value				Liability Derivatives Fair Value
	Balance Sheet Location	June 30, 2015	December 31, 2014	June 30, 2014	Balance Sheet Location	June 30, 2015	December 31, 2014	June 30, 2014
Derivatives designated as hedging instruments under FASB ASC 815-20
Foreign exchange contracts	Receivable from brokers	$-	$-	$-	Payable to brokers	$41,676	$-	$-
Sub total		$-	$-	$-		$41,676	$-	$-
Derivatives Not Designated As Hedging Instruments Under Fasb Asc 815-20
Equity contracts	Investments in securities	$174	$896	$156	Securities sold, not yet purchased	$110	$635	$456
Foreign exchange contracts	Receivable from brokers	-	-	-	Payable to brokers	5,103	5,470	6,823
Sub total		$174	$896	$156		$5,213	$6,105	$7,279
Total derivatives		$174	$896	$156		$46,889	$6,105	$7,279

Type of Derivative	Income Statement Location	Three Months ended		Six Months ended
		June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Foreign exchange contracts	Net gain/(loss) from investments	$(697)	$53	$(100)	$59
Equity contracts	Net gain/(loss) from investments	41	120	172	(167)
Total		$(656)	$173	$72	$(108)

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

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Assets Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Swaps:	(in thousands)
June 30, 2015	$174	$-	$174	$(107)	$-	$67
December 31, 2014	896	-	896	(634)	-	262
June 30, 2014	$156	$-	$156	$(156)	$-	$-

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Liabilities Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Swaps:	(in thousands)
June 30, 2015	$107	$-	$107	$(107)	$-	$-
December 31, 2014	634	-	634	(634)	-	-
June 30, 2014	$205	$-	$205	$(156)	$-	$49

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of June 30, 2015, December 31, 2014 and June 30, 2014:

	June 30, 2015
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$13,578	$23,851	$-	$37,429
Closed-end Funds	62,780	14,864	(28)	77,616
Mutual funds	2,514	2,096	(34)	4,576
Total available for sale securities	$78,872	$40,811	$(62)	$119,621

	December 31, 2014
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$13,637	$25,305	$-	$38,942
Closed-end Funds	21,962	14,398	(37)	36,323
Mutual funds	2,579	2,030	(28)	4,581
Total available for sale securities	$38,178	$41,733	$(65)	$79,846

	June 30, 2014
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$15,009	$24,325	$-	$39,334
Closed-end Funds	21,531	15,607	-	37,138
Mutual funds	2,631	2,524	-	5,155
Total available for sale securities	$39,171	$42,456	$-	$81,627

Unrealized changes in fair value, net of taxes, for the three months ended June 30, 2015 and June 30, 2014 of ($0.3) million in losses and ($1.7) million in losses, respectively, have been included in other comprehensive income, a component of equity, at June 30, 2015 and June 30, 2014.  Return of capital on available for sale securities was $35,000 and $0.2 million for the three months ended June 30, 2015 and June 30, 2014, respectively.  Proceeds from sales of investments available for sale were approximately $0.9 million and $2.6 million for the three months ended June 30, 2015 and June 30, 2014, respectively.  For the three months ended June 30, 2015 and June 30, 2014, gross gains on the sale of investments available for sale amounted to $5,000 and $1.6 million, respectively, and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the three months ended June 30, 2015 or June 30, 2014.  Unrealized changes in fair value, net of taxes, for the six months ended June 30, 2015 and June 30, 2014 of $(0.7) million in losses and $(4.4) million in losses, respectively, have been included in other comprehensive income, a component of equity, at June 30, 2015 and June 30, 2014.  Return of capital on available for sale securities was $0.3 million and $0.6 million for the six months ended June 30, 2015 and June 30, 2014, respectively.  Proceeds from sales of investments available for sale were approximately $1.1 million and $6.5 million for the six months ended June 30, 2015 and June 30, 2014, respectively.  For the six months ended June 30, 2015 and June 30, 2014, gross gains on the sale of investments available for sale amounted to $30,000 and $3.2 million, respectively, and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the six months ended June 30, 2015 or June 30, 2014.  The basis on which the cost of a security sold is determined using specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	June 30, 2015			December 31, 2014			June 30, 2014
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Cosed-end funds	$146	$(28)	$118	$812	$(37)	$775	$-	$-	$-
Mutual Funds	303	(34)	269	303	(28)	275	-	-	-
Total	$449	$(62)	$387	$1,115	$(65)	$1,050	$-	$-	$-

At June 30, 2015, there were three holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at June 30, 2015 were mutual funds and closed-end funds with diversified holdings across multiple companies and across multiple industries.  One holding was impaired for one month, one holding was impaired for eight months and one holding was impaired for ten months at June 30, 2015.  The value of these holdings at June 30, 2015 was $0.4 million.

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

At June 30, 2014, there were no holdings in loss positions which were not deemed to be other-than-temporarily impaired.

There were no losses recognized on AFS securities for the three or six months ended June 30, 2015.  For the three and six months ended June 30, 2014, there were $69,000 of losses on available for sale securities deemed to be other than temporary and a loss has been recorded in net gain from investments.

C. Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of June 30, 2015, December 31, 2014 and June 30, 2014 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2015 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	June 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2015
Cash equivalents	$372,079	$-	$-	$372,079
Investments in partnerships	-	21,526	-	21,526
Investments in securities:
AFS - Common stocks	37,429	-	-	37,429
AFS - Mutual funds	1,293	-	-	1,293
Trading - Gov't obligations	7,000	-	-	7,000
Trading - Common stocks	92,954	-	920	93,874
Trading - Mutual funds	3,623	-	-	3,623
Trading - Other	318	173	298	789
Total investments in securities	142,617	173	1,218	144,008
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	77,616	-	-	77,616
AFS - Mutual Funds	3,283	-	-	3,283
Trading - Mutual funds	45,406	-	-	45,406
Total investments in sponsored
registered investment companies	126,305	-	-	126,305
Total investments	268,922	21,699	1,218	291,839
Total assets at fair value	$641,001	$21,699	$1,218	$663,918
Liabilities
Trading - Common stocks	$9,715	$-	$-	$9,715
Trading - Other	-	110	-	110
Securities sold, not yet purchased	$9,715	$110	$-	$9,825

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2014 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2014
Cash equivalents	$297,971	$-	$-	$297,971
Investments in partnerships	-	23,803	-	23,803
Investments in securities:
AFS - Common stocks	38,942	-	-	38,942
AFS - Mutual funds	1,368	-	-	1,368
Trading - Gov't obligations	18,996	-	-	18,996
Trading - Common stocks	193,735	1	1,293	195,029
Trading - Mutual funds	3,498	-	-	3,498
Trading - Other	513	897	294	1,704
Total investments in securities	257,052	898	1,587	259,537
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	36,323	-	-	36,323
AFS - Mutual Funds	3,213	-	-	3,213
Trading - Mutual funds	1	-	-	1
Total investments in sponsored
registered investment companies	39,537	-	-	39,537
Total investments	296,589	24,701	1,587	322,877
Total assets at fair value	$594,560	$24,701	$1,587	$620,848
Liabilities
Trading - Common stocks	$9,960	$-	$-	$9,960
Trading - Other	-	635	-	635
Securities sold, not yet purchased	$9,960	$635	$-	$10,595

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2014 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	June 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2014
Cash equivalents	$307,154	$-	$-	$307,154
Investments in partnerships	-	24,855	-	24,855
Investments in securities:
AFS - Common stocks	39,334	-	-	39,334
AFS - Mutual funds	1,516	-	-	1,516
Trading - Gov't obligations	23,998	-	-	23,998
Trading - Common stocks	155,805	1	716	156,522
Trading - Mutual funds	3,532	-	-	3,532
Trading - Other	243	157	294	694
Total investments in securities	224,428	158	1,010	225,596
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	37,138	-	-	37,138
AFS - Mutual Funds	3,639	-	-	3,639
Trading - Mutual funds	14	-	-	14
Total investments in sponsored
registered investment companies	40,791	-	-	40,791
Total investments	265,219	25,013	1,010	291,242
Total assets at fair value	$572,373	$25,013	$1,010	$598,396
Liabilities
Trading - Common stocks	$13,861	$-	$-	$13,861
Trading - Other	-	468	-	468
Securities sold, not yet purchased	$13,861	$468	$-	$14,329

The following tables present additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2015 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	March 31,	Unrealized Gains or		Included in	and			Transfers
	2015	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:

Trading - Common stocks	$939	$(22)	$-	$-	$(22)	$3	$-	$-	$920
Trading - Other	279	21	-	-	21	-	(2)	-	298
Total	$1,218	$(1)	$-	$-	$(1)	3	$(2)	$-	$1,218

There were no transfers between any Levels during the three months ended June 30, 2015.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2014 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	March 31,	Unrealized Gains or		Included in	and			Transfers
	2014	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common stocks	$700	$16	$-	$-	$16	$-	$-	$-	$716
Trading - Other	284	-	-	-	-	10	-	-	294
Total	$984	$16	$-	$-	$16	$10	$-	$-	$1,010

There were no transfers between any Levels during the three months ended June 30, 2014.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2015 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December 31,	Unrealized Gains or		Included in	and			Transfers
	2014	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:

Trading - Common stocks	$1,293	$(21)	$-	$-	$(21)	$6	$(358)	$-	$920
Trading - Other	294	83	-	-	83	5	(84)	-	298
Total	$1,587	$62	$-	$-	$62	11	$(442)	$-	$1,218

There were securities with a value of $0.4 million that were transferred out of Level 3 as a result of the deconsolidation of an offshore fund during the first quarter of 2015 which are reflected in sales above.  There were no transfers between Levels 1 or 2 during the six months ended June 30, 2015.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2014 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December 31,	Unrealized Gains or		Included in	and			Transfers
	2013	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common stocks	$700	$16	$-	$-	$16	$-	$-	$-	$716
Trading - Other	284	-	-	-	-	10	-	-	294
Total	$984	$16	$-	$-	$16	$10	$-	$-	$1,010

There were no transfers between any Levels during the six months ended June 30, 2014.

D. Investments in Partnerships, Offshore Funds and Variable Interest Entities (“VIEs”)

The Company is general partner or co-general partner of various affiliated entities in which the Company has investments totaling $95.4 million, $94.2 million and $93.0 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively, and whose underlying assets consist primarily of marketable securities (the “affiliated entities”). We also have investments in unaffiliated entities of $13.6 million, $13.4 million and $14.9 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively (the “unaffiliated entities”).  On a quarterly basis, we evaluate each entity for the appropriate accounting treatment and disclosure.  Certain of the affiliated entities, and none of the unaffiliated entities, are consolidated.

For those entities where consolidation is not deemed to be appropriate, we report them in our condensed consolidated statement of financial condition under the caption “Investments in partnerships”.  This caption includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting, as well as certain investments that the feeder funds hold that are carried at fair value, as described in Note C.  The Company reflects the equity in earnings of these equity method investees and the change in fair value of the consolidated feeder funds (“CFFs”) under the caption Net gain/(loss) from investments on the condensed consolidated statements of income.

The following table highlights the number of entities, including voting interest entities (“VOEs”), that we consolidate as well as under which accounting guidance they are consolidated, including CFFs, which retain their specialized investment company accounting in consolidation, partnerships and offshore funds.

Entities consolidated
	CFFs		Partnerships		Offshore Funds		Total
	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs
Entities consolidated at December 31, 2013	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at June 30, 2014	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at December 31, 2014	1	2	-	1	-	1	1	4
Additional consolidated entities	-	1	-	1	1	-	1	2
Deconsolidated entities	-	(1)	-	-	-	(1)	-	(2)
Entities consolidated at June 30, 2015	1	2	-	2	1	-	2	4

At and for the six months ended June 30, 2015, the one CFF VIE is consolidated, as the Company has been determined to be the primary beneficiary because it has an equity interest and absorbs the majority of the expected losses and/or expected gains.  At and for the six months ended June 30, 2015, the one CFF VOE and one Partnership VOE are consolidated because the unaffiliated partners or shareholders lack substantive kick-out rights, and the Company, as either the general partner or investment manager, is deemed to have control.  During the three months ended June 30, 2015, it was determined that an additional Partnership VOE should be consolidated when the Partnership was created on April 1, 2015 without unaffiliated capital and an Offshore Fund VIE should be consolidated as the last unaffiliated investor withdrew during the second quarter.  Additionally, during the three months ended March 31, 2015, an Offshore Fund VOE was deconsolidated as the Company’s ownership percentage fell below 50%, a CFF VOE was deconsolidated when it was closed and a different CFF VOE was consolidated as the last unaffiliated investor withdrew on March 31, 2015.

At and for the six months ended June 30, 2014 and at December 31, 2014, one CFF VIE is consolidated, as the Company has been determined to be the primary beneficiary because it has an equity interest and absorbs the majority of the expected losses and/or expected gains.  At and for the six months ended June 30, 2014 and at December 31, 2014, two CFF VOEs, one Partnership VOE and one Offshore Fund VOE are consolidated because the unaffiliated partners or shareholders lack substantive rights, and the Company, as either the general partner or investment manager, is deemed to have control.

The following table breaks down the investments in partnerships line by accounting method, either fair value or equity method, and investment type (in thousands):

	June 30, 2015
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$21,526	$-	$-	$-	$-	$21,526
Equity Method	-	38,515	35,311	6,349	7,249	87,424

Total	$21,526	$38,515	$35,311	$6,349	$7,249	$108,950

	December 31, 2014
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$23,803	$-	$-	$-	$-	$23,803
Equity Method	-	34,385	36,033	6,552	6,864	83,834

Total	$23,803	$34,385	$36,033	$6,552	$6,864	$107,637

	June 30, 2014
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$24,856	$-	$-	$-	$-	$24,856
Equity Method	-	32,830	35,268	6,699	8,243	83,040

Total	$24,856	$32,830	$35,268	$6,699	$8,243	$107,896

The following table includes the net impact by line item on the condensed consolidated statements of financial condition for each category of entity consolidated (in thousands):

	June 30, 2015
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$372,204	$9	$66	$5	$372,284
Investments in securities	134,555	-	8,535	918	144,008
Investments in sponsored investment companies	126,305	-	-	-	126,305
Investments in partnerships	107,520	11,287	(9,391)	(466)	108,950
Receivable from brokers	54,715	-	1,804	60	56,579
Investment advisory fees receivable	32,719	5	32	10	32,766
Other assets	31,066	(5,985)	8	5	25,094
Total assets	$859,084	$5,316	$1,054	$532	$865,986
Liabilities and equity
Securities sold, not yet purchased	$9,413	$-	$146	$266	$9,825
Accrued expenses and other liabilities	175,924	53	326	168	176,471
Total debt	106,628	-	-	-	106,628
Redeemable noncontrolling interests	-	5,263	582	98	5,943
Total equity	567,119	-	-	-	567,119
Total liabilities and equity	$859,084	$5,316	$1,054	$532	$865,986

	December 31, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$298,149	$(11)	$86	$-	$298,224
Investments in securities	200,443	-	7,801	51,293	259,537
Investments in sponsored investment companies	39,537	-	-	-	39,537
Investments in partnerships	111,380	4,438	(8,181)	-	107,637
Receivable from brokers	24,301	-	623	51,155	76,079
Investment advisory fees receivable	42,102	(6)	(2)	(222)	41,872
Other assets	43,393	-	-	151	43,544
Total assets	$759,305	$4,421	$327	$102,377	$866,430
Liabilities and equity
Securities sold, not yet purchased	$9,991	$-	$-	$604	$10,595
Accrued expenses and other liabilities	109,356	22	24	38,141	147,543
Total debt	112,163	-	-	-	112,163
Redeemable noncontrolling interests	-	4,399	303	63,632	68,334
Total equity	527,795	-	-	-	527,795
Total liabilities and equity	$759,305	$4,421	$327	$102,377	$866,430

	June 30, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$307,197	$6	$287	$-	$307,490
Investments in securities	209,181	-	8,602	7,813	225,596
Investments in sponsored investment companies	40,777	-	14	-	40,791
Investments in partnerships	112,305	4,962	(9,371)	-	107,896
Receivable from brokers	38,266	-	792	19,887	58,945
Investment advisory fees receivable	32,269	28	(2)	(67)	32,228
Other assets	31,673	40	8	135	31,856
Total assets	$771,668	$5,036	$330	$27,768	$804,802
Liabilities and equity
Securities sold, not yet purchased	$13,995	$-	$-	$334	$14,329
Accrued expenses and other liabilities	148,625	84	21	9,889	158,619
Total debt	111,813	-	-	-	111,813
Redeemable noncontrolling interests	-	4,952	309	17,545	22,806
Total equity	497,235	-	-	-	497,235
Total liabilities and equity	$771,668	$5,036	$330	$27,768	$804,802

The following table includes the net impact by line item on the condensed consolidated statements of income for each category of entity consolidated (in thousands):

	Three Months Ended June 30, 2015
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$102,715	$(10)	$(1)	$-	$102,704
Total expenses	67,695	39	21	-	67,755
Operating income	35,020	(49)	(22)	-	34,949
Total other income/(expense), net	3,167	41	19	(6)	3,221
Income before income taxes	38,187	(8)	(3)	(6)	38,170
Income tax provision	14,123	-	-	-	14,123
Net income	24,064	(8)	(3)	(6)	24,047
Net loss attributable to noncontrolling interests	(37)	(8)	(3)	(6)	(54)
Net income attributable to GAMCO	$24,101	$-	$-	$-	$24,101

	Three Months Ended June 30, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$108,513	$(7)	$(1)	$(209)	$108,296
Total expenses	70,515	(20)	14	250	70,759
Operating income	37,998	13	(15)	(459)	37,537
Total other income, net	8,093	130	33	665	8,921
Income before income taxes	46,091	143	18	206	46,458
Income tax provision	17,135	-	-	-	17,135
Net income	28,956	143	18	206	29,323
Net income attributable to noncontrolling interests	6	143	18	206	373
Net income attributable to GAMCO	$28,950	$-	$-	$-	$28,950

	Six Months Ended June 30, 2015
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$206,581	$(16)	$(2)	$(14)	$206,549
Total expenses	137,524	72	30	29	137,655
Operating income	69,057	(88)	(32)	(43)	68,894
Total other income/(expense), net	9,077	91	18	28	9,214
Income before income taxes	78,134	3	(14)	(15)	78,108
Income tax provision	29,302	-	-	-	29,302
Net income	48,832	3	(14)	(15)	48,806
Net loss attributable to noncontrolling interests	(45)	3	(14)	(15)	(71)
Net income attributable to GAMCO	$48,877	$-	$-	$-	$48,877

	Six Months Ended June 30, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$213,214	$(14)	$(2)	$(425)	$212,773
Total expenses	138,227	14	26	470	138,737
Operating income	74,987	(28)	(28)	(895)	74,036
Total other income, net	13,634	206	37	1,137	15,014
Income before income taxes	88,621	178	9	242	89,050
Income tax provision	31,751	-	-	-	31,751
Net income	56,870	178	9	242	57,299
Net income/(loss) attributable to noncontrolling interests	(34)	178	9	242	395
Net income attributable to GAMCO	$56,904	$-	$-	$-	$56,904

Variable Interest Entities

We sponsor a number of investment vehicles where we are the general partner or investment manager.  Certain of these vehicles are VIEs, but we are not the primary beneficiary, in all but two cases, because we do not absorb a majority of the entities’ expected losses and/or expected returns, and they are, therefore, not consolidated.  We consolidate the two VIEs where we are the primary beneficiary.  The Company has not provided any financial or other support to those VIEs where we are not the primary beneficiary.  The total net assets of these non-consolidated VIEs at June 30, 2015, December 31, 2014 and June 30, 2014 were $68.0 million, $71.6 million and $74.4 million, respectively.  On June 30, 2015, the maximum exposure to loss as a result of our involvement with the non-consolidated VIEs is limited to the investment in one VIE of $9.8 million and the deferred carried interest that we have in another of $41,000 which was included in investments in partnerships on the condensed consolidated statements of financial condition.  On December 31, 2014 and June 30, 2014, our maximum exposure to loss as a result of our involvement with the non-consolidated VIEs is limited to the investment in two VIEs of $10.6 million and $8.9 million, respectively, and the deferred carried interest that we have in another of $43,000 and $47,000, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.   Additionally, as the general partner or investment manager to these VIEs the Company earns fees in relation to these roles, which given a decline in AUMs of the VIEs would result in lower fee revenues earned by the Company which would be reflected on the condensed consolidated statement of income, condensed consolidated statement of financial condition and condensed consolidated statement of cash flows.

The assets of these VIEs may only be used to satisfy obligations of the VIEs.  The following table presents the balances related to the VIEs that are consolidated and are included on the condensed consolidated statements of financial condition as well as GAMCO’s net interest in the VIEs.  There are two VIEs consolidated at  June 30, 2015 and one VIE consolidated at December 31, 2014 and June 30, 2014:

	June 30, 2015	December 31, 2014	June 30, 2014
(In thousands)
Cash and cash equivalents	$5	$-	$-
Investments in securities	918	-	-
Investments in partnerships	11,665	13,434	14,125
Receivable from brokers	60	-	-
Other assets	6	-	-
Payable to brokers	(144)	-	-
Securities sold, not yet purchased	(266)	-	-
Accrued expenses and other liabilities	(6,027)	(12)	(18)
Redeemable noncontrolling interests	(812)	(794)	(1,155)
GAMCO's net interests in consolidated VIE	$5,405	$12,628	$12,952

E. Income Taxes

The effective tax rate ("ETR) for the three months ended June 30, 2015 and June 30, 2014 was 37.0% and 36.9%, respectively.  The effective tax rate for the six months ended June 30, 2015 was 37.5% compared to 35.7% for the prior year six month period.  During the six month period ended June 30, 2014 we benefitted from the donation of appreciated securities used to fund our shareholder designated charitable contribution program.

F. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$24,101	$28,950	$48,877	$56,904
Weighted average shares outstanding	25,065	25,381	25,098	25,431
Basic net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.96	$1.14	$1.95	$2.24

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$24,101	$28,950	$48,877	$56,904

Weighted average share outstanding	25,065	25,381	25,098	25,431
Dilutive stock options and restricted stock awards	293	205	288	204
Total	25,358	25,586	25,386	25,635
Diluted net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.95	$1.13	$1.93	$2.22

G. Debt

Debt consists of the following:

	June 30, 2015		December 31, 2014		June 30, 2014
	Carrying	Fair Value	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2	Value	Level 2
(In thousands)
5.875% Senior notes	$100,000	$107,361	$100,000	$110,123	$100,000	$108,521
0% Subordinated debentures	6,628	6,835	12,163	13,000	11,813	13,206
Total	$106,628	$114,196	$112,163	$123,123	$111,813	$121,727

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

Zero coupon Subordinated debentures due December 31, 2015

On December 31, 2010, the Company issued $86.4 million in par value of five year zero coupon subordinated debentures due December 31, 2015 (“Debentures”) to its shareholders of record on December 15, 2010 through the declaration of a special dividend of $3.20 per share.  The Debentures have a par value of $100 and are callable at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed.  During the three month period ended June 30, 2015 and June 30, 2014 the Company repurchased 36,269 Debentures and 5,717 Debentures, respectively, having a face value of $3.6 million and $572,000, respectively.  The redemptions were accounted for as extinguishments of debt and resulted in losses of $154,000 and $69,000, respectively, which were included in net gain from investments on the condensed consolidated statements of income.  During the six month periods ended June 30, 2015 and June 30, 2014, the Company repurchased 62,226 Debentures and 6,133 Debentures, respectively, having a face value of $6.2 million and $613,000, respectively.  The redemptions were accounted for as extinguishments of debt and resulted in losses of $310,000 and $74,000, respectively.  The debt is being accreted to its face value using the effective rate on the date of issuance of 7.45%.  At June 30, 2015, December 31, 2014 and June 30, 2014, the debt was recorded at its accreted value of $6.6 million, $12.2 million and $11.8 million, respectively.

The fair value of the Company’s debt, which is a Level 2 valuation, is estimated based on either quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  Inputs in these standard models include credit rating, maturity and interest rate.

On May 4, 2015, the Securities and Exchange Commission (“SEC”) declared effective the “shelf” registration statement filed by the Company.  The “shelf” provides the Company with the flexibility of issuing any combination of senior and subordinated debt securities, convertible securities and common and preferred securities up to a total amount of $500 million and replaced the existing shelf registration which expired in May 2015.  As of June 30, 2015, $500 million is available on the shelf.

H. Stockholders’ Equity

Shares outstanding were 25.7 million, 25.9 million and 25.9 million on June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

Dividends

	Payment Date	Record Date	Amount

Three months ended March 31, 2015	March 31, 2015	March 17, 2015	$0.07
Three months ended June 30, 2015	June 30, 2015	June 16, 2015	0.07
Six months ended June 30, 2015			$0.14

Three months ended March 31, 2014	March 25, 2014	March 11, 2014	$0.06
Three months ended June 30, 2014	June 24, 2014	June 10, 2014	0.06
Six months ended June 30, 2014			$0.12

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

On December 23, 2014, September 15, 2014 and January 9, 2014, the Company approved the granting of 73,000 RSA shares, 83,500 RSA shares and 2,100 RSA shares, respectively, at a grant date fair value of $87.99 per share, $73.41 per share and $81.99 per share, respectively.  As of June 30, 2015, December 31, 2014 and June 30, 2014, there were 704,050 RSA shares, 710,750 RSA shares and 564,250 RSA shares outstanding, respectively, that were previously issued at an average weighted grant price of $67.39, $67.45 and $63.93, respectively.  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee.  This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

For the three months ended June 30, 2015 and June 30, 2014, we recognized stock-based compensation expense of $2.3 million and $1.7 million, respectively.  For the six months ended June 30, 2015 and June 30, 2014, we recognized stock-based compensation expense of $4.5 million and $3.4 million, respectively.  Actual and projected stock-based compensation expense for RSA shares and options for the years ended December 31, 2015 through December 31, 2024 (based on awards currently issued or granted) is as follows (in thousands):

	2014	2015	2016	2017	2018	2019
Q1	$1,700	$2,277	$2,275	$1,485	$1,112	$612
Q2	1,697	2,267	2,275	1,485	1,090	612
Q3	1,785	2,275	1,920	1,355	1,011	547
Q4	2,017	2,275	1,659	1,224	841	501
Full Year	$7,199	$9,094	$8,129	$5,549	$4,054	$2,272

	2020	2021	2022	2023	2024
Q1	$350	$227	$146	$76	$12
Q2	319	227	146	76	12
Q3	264	179	104	38	9
Q4	227	145	76	11	-
Full Year	$1,160	$778	$472	$201	$33

The total compensation cost related to non-vested options not yet recognized is approximately $27.2 million as of June 30, 2015.  For the three months ended June 30, 2015 and June 30, 2014, proceeds from the exercise of 26,000 stock options and 20,000 stock options, respectively, were $1.2 million and $0.8 million, respectively, resulting in a tax benefit to GAMCO of $102,000 and $175,000, respectively.  For the six months ended June 30, 2015 and June 30, 2014, proceeds from the exercise of 26,000 stock options and 40,000 stock options, respectively, were $1.2 million and $1.6 million, respectively, resulting in a tax benefit to GAMCO of $102,000 and $349,000, respectively.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  On February 5, 2013, our Board of Directors authorized an incremental 500,000 shares to be added to the current buyback authorization.  For the three months ended June 30, 2015 and June 30, 2014, the Company repurchased 108,088 shares and 103,528 shares, respectively, at an average price per share of $72.34 and $77.76, respectively.  For the six months ended June 30, 2015 and June 30, 2014, the Company repurchased 149,481 shares and 224,720 shares, respectively, at an average price per share of $73.68 and $78.75, respectively.  From the inception of the program through June 30, 2015, 9,275,506 shares have been repurchased at an average price of $44.40 per share.  At June 30, 2015, the total shares available under the program to be repurchased in the future were 359,302.

I. Goodwill and Identifiable Intangible Assets

At June 30, 2015, $3.5 million of goodwill is reflected within other assets on the condensed consolidated statements of financial condition with $3.3 million related to a 94%-owned subsidiary, Gabelli Securities, Inc. and $0.2 million related to G.distributors, LLC.  The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required.  There were no indicators of impairment for the three months ended June 30, 2015 or June 30, 2014, and as such there was no impairment analysis performed or charge recorded.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the condensed consolidated statements of financial condition at June 30, 2015, December 31, 2014 and June 30, 2014.  The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2016.  The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant.  There were no indicators of impairment for the three months ended June 30, 2015 or June 30, 2014, and as such there was no impairment analysis performed or charge recorded.

J. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at June 30, 2015.

The Company indemnifies the clearing brokers of G.research, Inc., our broker-dealer subsidiary, for losses they may sustain from the customer accounts that trade on margin introduced by it.  At June 30, 2015, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements and believes the likelihood of a claim being made is remote.  The Company’s estimate of the value of such agreements is de minimis, and therefore an accrual has not been made on the condensed consolidated financial statements.

K. Subsequent Events

From July 1, 2015 to August 5, 2015, the Company repurchased 44,800 shares at $68.23 per share.  On August 4, 2015, the Board of Directors increased the authorization under the Stock Repurchase Program by an additional 500,000 shares.  As a result, there are 814,502 shares available to be repurchased under this existing buyback plan at August 5, 2015.

On August 4, 2015, the Board of Directors declared its regular quarterly dividend of $0.07 per share to all of its shareholders, payable on September 29, 2015 to shareholders of record on September 15, 2015.

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

Assets under management (“AUM”) were $45.4 billion as of June 30, 2015, a decrease of 2.4% from AUM of $46.5 billion at March 31, 2015 and 8.0% from the June 30, 2014 AUM of $49.4 billion.  The second quarter 2015 decrease in AUM of $1.1 billion which consisted of net cash outflows of $882 million, recurring distributions, net of reinvestments, from open-end and closed-end funds of $132 million  and $112 million of market depreciation.  Average total AUM was $46.4 billion in the 2015 quarter versus $48.1 billion in the prior year period, a decrease of 3.5%.  Average AUM in our open-end equity funds, a key driver to our investment advisory fees, was $16.5 billion in the second quarter of 2015, falling 7.3% from the 2014 quarter average AUM of $17.8 billion.

In addition to management fees, we earn incentive fees for certain institutional client assets, certain assets attributable to preferred issues of our closed-end funds, to our GDL Fund (NYSE: GDL) and investment partnership assets.  As of June 30, 2015, assets under management with incentive based fees were $4.9 billion, a decrease of $0.3 billion, or 5.8%, from the $5.2 billion at March 31, 2015 but 6.5% higher than the $4.6 billion on June 30, 2014.

On May 12, 2015, a Form 10 was filed for the potential restructuring that will enable the Company to further increase its market focus.  While this may involve a split-up of certain facets of our business, there are numerous regulatory related and other issues that may preclude pursuit of any alternative.  Management does not plan to give periodic updates on the Company’s progress.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 2nd Quarter 2015
				Fund
		Market		distributions,
	March 31,	appreciation/	Net cash	net of	June 30,
	2015	(depreciation)	flows	reinvestments	2015
Equities:
Open-end Funds	$16,643	$(106)	$(538)	$(15)	$15,984
Closed-end Funds	7,071	29	(2)	(117)	6,981
Institutional & PWM - direct	16,407	(15)	(381)	-	16,011
Institutional & PWM - sub-advisory	3,814	(29)	(82)	-	3,703
Investment Partnerships	928	8	1	-	937
SICAV (a)	105	1	46	-	152
Total Equities	44,968	(112)	(956)	(132)	43,768
Fixed Income:
Money-Market Fund	1,520	-	80	-	1,600
Institutional & PWM	52	-	(6)	-	46
Total Fixed Income	1,572	-	74	-	1,646
Total Assets Under Management	$46,540	$(112)	$(882)	$(132)	$45,414

(a)  Includes $40 million and $45 million of seed capital at March 31, 2015 and June 30, 2015, respectively.

The Company reported Assets Under Management as follows (in millions):

Table II: Fund Flows - Year to date June 2015
				Fund
		Market		distributions,
	December 31,	appreciation/	Net cash	net of	June 30,
	2014	(depreciation)	flows	reinvestments	2015
Equities:
Open-end Funds	$17,684	$79	$(1,737)	$(42)	$15,984
Closed-end Funds	6,949	122	143	(233)	6,981
Institutional & PWM - direct	16,597	125	(711)	-	16,011
Institutional & PWM - sub-advisory	3,704	143	(144)	-	3,703
Investment Partnerships	905	27	5	-	937
SICAV (a)	135	(4)	21	-	152
Total Equities	45,974	492	(2,423)	(275)	43,768
Fixed Income:
Money-Market Fund	1,455	-	145	-	1,600
Institutional & PWM	58	-	(12)	-	46
Total Fixed Income	1,513	-	133	-	1,646
Total Assets Under Management	$47,487	$492	$(2,290)	$(275)	$45,414

(a)  Includes $71 million and $45 million of seed capital at December 31, 2014 and June 30, 2015, respectively.

Table III: AUM Summary				% Change From
	June 30,	March 31,	June 30,	March 31,	June 30,
	2015	2015	2014	2015	2014
Equities:
Open-end Funds	$15,984	$16,643	$18,508	(4.0%)	(13.6%)
Closed-end Funds	6,981	7,071	7,224	(1.3)	(3.4)
Institutional & PWM - direct	16,011	16,407	16,941	(2.4)	(5.5)
Institutional & PWM - sub-advisory	3,703	3,814	3,883	(2.9)	(4.6)
Investment Partnerships	937	928	897	1.0	4.5
SICAV (a)	152	105	94	44.8	61.7
Total Equities	43,768	44,968	47,547	(2.7)	(7.9)
Fixed Income:
Money-Market Fund	1,600	1,520	1,766	5.3	(9.4)
Institutional & PWM	46	52	64	(11.5)	(28.1)
Total Fixed Income	1,646	1,572	1,830	4.7	(10.1)
Total Assets Under Management	$45,414	$46,540	$49,377	(2.4)	(8.0)

(a)  Includes $45 million, $40 million and $77 million of seed capital at June 30, 2015, March 31, 2015 and June 30, 2014, respectively.

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared To Three Months Ended June 30, 2014

(Unaudited; in thousands, except per share data)
	2015	2014
Revenues
Investment advisory and incentive fees	$87,344	$90,156
Distribution fees and other income	13,358	15,767
Institutional research services	2,002	2,373
Total revenues	102,704	108,296
Expenses
Compensation	43,402	44,045
Management fee	4,241	5,144
Distribution costs	13,120	15,023
Other operating expenses	6,992	6,547
Total expenses	67,755	70,759
Operating income	34,949	37,537
Other income
Net gain from trading securities	3,895	9,610
Interest and dividend income	1,289	1,332
Interest expense	(1,963)	(2,021)
Total other income, net	3,221	8,921
Income before income taxes	38,170	46,458
Income tax provision	14,123	17,135
Net income	24,047	29,323
Net income/(loss) attributable to noncontrolling interests	(54)	373
Net income attributable to GAMCO Investors, Inc.'s shareholders	$24,101	$28,950

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.96	$1.14
Diluted	$0.95	$1.13

Overview

Net income attributable to shareholders of GAMCO for the quarter was $24.1 million, or $0.95 per fully diluted share, versus $29.0 million, or $1.13 per fully diluted share, in the prior year’s quarter.  The quarter to quarter comparison was impacted by lower revenues, lower income from firm investments and increased stock compensation costs.

Revenues

Investment advisory and incentive fees for the second quarter 2015 were $87.3 million, 3.2% lower than the 2014 comparative figure of $90.2 million.  Open-end fund revenues decreased by 7.9% to $39.7 million from $43.1 million in the second quarter of 2014 driven by a 7.4% decrease in average open-end equity AUM.  Our closed-end fund revenues rose 3.3% to $15.5 million in the second quarter 2015 from $15.0 million in 2014 due to a 2.5% increase in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, decreased $0.1 million  to $29.9 million from $30.0 million in second quarter 2014.  Incentive fees decreased $0.3 million, on a quarter to quarter basis, to $0.2 million in the 2015 quarter from $0.5 million in the prior year period.  Investment partnership revenues were $2.0 million, an increase of 25.0% from $1.6 million in second quarter 2014 due to an increase in average AUM resulting from a combination of market performance and net inflows.

Open-end fund distribution fees and other income were $13.4 million for the second quarter 2015, a decrease of $2.4 million or 15.2% from $15.8 million in the prior year period, primarily due to lower average AUM in open-end equity funds that generate distribution fees and decreased level of sales of load shares of open-end funds.

Our institutional research revenues were $2.0 million in the second quarter 2015 compared to $2.4 million reported in the prior year period.

Expenses

Compensation costs, which are largely variable, were $43.4 million or 1.4% lower than prior year compensation costs of $44.0 million.  The quarter over quarter decrease was comprised of a $1.5 million decrease in variable compensation related to the decreased levels of AUM partially offset by a $0.6 million increase in stock compensation expense recognized for RSAs issued in 2014 and a $0.3 million increase in fixed compensation.

Management fee expense, which is wholly variable and based on pretax income, decreased to $4.2 million in the second quarter of 2015 from $5.1 million in the 2014 period.

Distribution costs were $13.1 million, a decrease of $1.9 million or 12.7% from $15.0 million in the prior year’s period.  The decline in distribution costs was driven by lower AUM, largely from the direct to intermediary channel, which resulted in reduced payments to third parties for distribution of $1.3 million and lower amortization of advanced commissions of $0.5 million.

Other operating expenses were $7.0 million in the second quarter of 2015, an increase of $0.5 million, or 7.7%, from $6.5 million in the second quarter of 2014.  The current year quarter includes approximately $0.6 million in costs associated with the possible restructuring that the Company is exploring.  Excluding these costs in the current quarter other operating expenses were decreased $0.1, or 1.5% to $6.4 million in the second quarter of 2015 from $6.5 million in the prior year quarter.

Operating income for the second quarter of 2015 was $34.9 million, a decrease of $2.6 million, or 6.9%, from the $37.5 million in the second quarter of 2014.  Operating income, as a percentage of revenues, was 34.0% in the 2015 quarter as compared to 34.7% in the 2014 quarter.

Other

Total other income, was $3.2 million for the second quarter 2015 versus $8.9 million in the prior year’s quarter.  Realized and unrealized gains in our trading portfolio were $3.9 million in the 2015 quarter versus $9.6 million in the 2014 quarter.  Interest and dividend income was unchanged at $1.3 million for the second quarter 2015.  Interest expense remained the same at $2.0 million in the second quarters of 2015 and 2014.

The effective tax rates (“ETR”) for the three months ended June 30, 2015 and June 30, 2014 were 37.0% and 36.9%, respectively.

Six Months Ended June 30, 2015 Compared To Six Months Ended June 30, 2014

(Unaudited; in thousands, except per share data)
	2015	2014
Revenues
Investment advisory and incentive fees	$175,381	$177,953
Distribution fees and other income	27,101	30,640
Institutional research services	4,067	4,180
Total revenues	206,549	212,773
Expenses
Compensation	87,896	87,942
Management fee	8,678	9,872
Distribution costs	27,403	28,986
Other operating expenses	13,678	11,937
Total expenses	137,655	138,737
Operating income	68,894	74,036
Other income
Net gain from trading securities	10,853	16,554
Interest and dividend income	2,343	2,473
Interest expense	(3,982)	(4,013)
Total other income, net	9,214	15,014
Income before income taxes	78,108	89,050
Income tax provision	29,302	31,751
Net income	48,806	57,299
Net income/(loss) attributable to noncontrolling interests	(71)	395
Net income attributable to GAMCO Investors, Inc.'s shareholders	$48,877	$56,904

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.95	$2.24
Diluted	$1.93	$2.22

Overview

Net income attributable to shareholders of GAMCO for the first six months of 2015 was $48.9 million or $1.93 per fully diluted share versus $56.9 million or $2.22 per fully diluted share in the prior year’s first six months.  The period to period comparison was impacted by lower revenues, lower income from firm investments and increased stock compensation costs.

Revenues

Investment advisory and incentive fees for the six months ended June 30, 2015 were $175.4 million, 1.5% below the comparable 2014 figure of $178.0 million.  Open-end fund revenues decreased by 4.4% to $80.2 million from $83.9 million in first half 2014 driven by a 4.1% decrease in average open-end equity AUM.  Our closed-end fund revenues rose 2.4% to $30.3 million in the first half of 2015 from $29.6 million in 2014 due to a 2.3% increase in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, decreased $0.4 million, or 0.7%, to $60.0 million from $60.4 million in first half of 2014.  During the first half of 2015 and the first half of 2014 we earned $0.8 million in incentive fees.  Investment partnership revenues were $4.1 million, an increase of 28.1% from $3.2 million for the six months ended June 30, 2014 due to an increase in average AUM resulting from net inflows.

Open-end fund distribution fees and other income were $27.1 million for the first six months of 2015, a decrease of $3.5 million or 11.4% from $30.6 million in the prior year period, primarily due to lower average AUM in open-end equity funds that generate distribution fees and decreased level of sales of load shares of open-end funds.

Our institutional research revenues were $4.1 million in the first half of 2015 versus $4.2 million in the prior year period.

Expenses

Compensation costs, which are largely variable, remained the same at $87.9 million.  The $1.8 million decrease in variable compensation related to the decreased levels of AUM was entirely offset by a $1.1 million increase in stock compensation expense recognized for RSAs issued in 2014 and a $0.7 million increase in fixed compensation.

Management fee expense, which is wholly variable and based on pretax income, decreased to $8.7 million for the six months ended June 30, 2015 from $9.9 million in the 2014 period.

Distribution costs were $27.4 million, a decrease of $1.6 million or 5.5% from $29.0 million in the prior year’s period.  The decline in distribution costs was driven by lower AUM, largely from the direct to intermediary channel, which resulted in reduced payments to third parties for distribution of $1.5 million and lower amortization of advanced commissions of $1.1 million partially offset by $1.0 million of expenses in the current period for launching of our first London stock exchange listed closed-end fund.

Other operating expenses were $13.7 million in the first six months of 2015, an increase of $1.8 million, or 15.1%, from $11.9 million in the first half of 2014.  The current year period includes approximately $1.5 million in costs associated with the possible restructuring that the Company is exploring while the prior year period benefitted from additional insurance reimbursements of $0.4 million for legal and regulatory costs previously incurred and expensed as compared to the current year period.  Excluding these costs in the current period and the reimbursements in the prior period other operating expenses decreased $0.1 million, or 0.8%, to $12.2 million in the first six months of 2015 from $12.3 million in the first half of 2014.

Operating income for the first six months of 2015 was $68.9 million, a decrease of $5.1 million, or 6.9%, from the $74.0 million in the first half of 2014.  Operating income, as a percentage of revenues, was 33.4% in the 2015 period as compared to 34.8% in the 2014 period.

Other

Total other income, net of interest expense, was $9.2 million for the first six months of 2015 versus $15.0 million in the prior year’s quarter.  Realized and unrealized gains in our trading portfolio were $10.8 million in the 2015 period versus $16.6 million in the 2014 period.  The 2014 period included $4.1 million in gains related to sales and donations of one AFS security.  There are no similar   gains in the 2015 period.  Interest and dividend income were $2.3 million in the 2015 period versus $2.5 million in the 2014 period.  Interest expense remained the same at $4.0 million in the first halves of 2015 and 2014.

The effective tax rate for the six months ended June 30, 2015 was 37.5% as compared to the prior year period’s effective rate of 35.7%.  During the 2014 period the ETR benefitted from the donation of appreciated securities used to fund our shareholder designated charitable contribution program.

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

Summary cash flow data is as follows:
	Six months ended
	June 30,
	2015	2014
Cash flows provided by (used in):	(in thousands)
Operating activities	$134,015	$99,422
Investing activities	(40,287)	1,725
Financing activities	(19,687)	(4,097)
Effect of exchange rates on cash and cash equivalents	(4)	(11)
Net increase	74,037	97,039
Cash and cash equivalents at beginning of period	298,224	210,451
Increase in cash from consolidation	10	-
Increase in cash from deconsolidation	13	-
Cash and cash equivalents at end of period	$372,284	$307,490

Cash and liquidity requirements have historically been met through cash generated by operating income and our borrowing capacity.  We filed a registration statement with the SEC in 2015 which, among other things, provides us opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $500 million.  The shelf is available through May 4, 2018, at which time it may be renewed.

At June 30, 2015, we had total cash and cash equivalents of $372.3 million, an increase of $74.1 million from December 31, 2014.  Cash and cash equivalents of $0.1 million and investments in securities of $9.5 million held by consolidated investment partnerships and offshore funds may not be readily available for the Company to access.  Total debt outstanding at June 30, 2015 was $106.6 million, consisting of $6.6 million in Debentures (face value of $6.9 million) and $100 million of 5.875% senior notes due 2021.

For the six months ended June 30, 2015, cash provided by operating activities was $134.0 million, an increase of $34.6 million from cash provided in the prior year period of $99.4 million.  Cash was provided through a decrease of $22.6 million in other assets, a $11.7 million decrease in net contributions and distributions to/from partnerships, a $2.3 million increase to accrued expenses and other liabilities, a decrease of $4.8 million in trading securities, a $33.6 million increase in payables to brokers and $2.7 from other sources.  Reducing cash was an increase in investment advisory fees receivables collected of $10.4 million, a decrease in compensation payable of $5.3 million, a decrease in net income of $8.5 million and an increase in receivable from brokers of $18.9.  Cash used in investing activities, related to purchases and proceeds from sales of available for sale securities, was $40.3 million in the first six months of 2015.  Cash used in financing activities in the first six months of 2015 was $19.7 million including $3.5 million paid in dividends, $11.0 million paid for the purchase of treasury stock and $6.2 million for the repurchase of zero coupon subordinated debentures partially offset by $1.2 million in proceeds from the exercise of stock options.

For the six months ended June 30, 2014, cash provided by operating activities was $99.4 million.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $1.7 million in the first six months of 2014.  Cash used in financing activities in the first six months of 2014 was $4.1 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

We have two broker-dealers, G.research and G.distributors, which are subject to certain net capital requirements.  Both broker-dealers compute their net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for each broker-dealer at June 30, 2015.  At June 30, 2015, G.research had net capital, as defined, of approximately $7.3 million, exceeding the regulatory requirement by approximately $7.1 million, and G.distributors had net capital, as defined, of approximately $4.1 million, exceeding the regulatory requirement by approximately $3.9 million.  Net capital requirements for our affiliated broker-dealers may increase in accordance with rules and regulations to the extent they engage in other business activities.

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

With respect to our proprietary investment activities, included in investments in securities of $144.0 million and investments in sponsored registered investment companies of $126.3 million at June 30, 2015 were investments in United States Treasury Bills and Notes of $7.0 million, open-end funds and closed-end funds, largely invested in equity products, of $131.2 million, a selection of common and preferred stocks totaling $131.3 million, and other investments of approximately $0.8 million.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $131.2 million invested in common and preferred stocks at June 30, 2015, $37.4 million represented our investment in Westwood Holdings Group Inc., and $68.4 million was invested by the Company in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Risk arbitrage generally involves announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At June 30, 2015, the fair value of securities sold, not yet purchased was $9.8 million.  Investments in partnerships totaled $109.0 million at June 30, 2015, $63.1 million of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of June 30, 2015 and December 31, 2014.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At June 30, 2015:
Equity price sensitive investments, at fair value	$248,116	$223,304	$272,928
At December 31, 2014:
Equity price sensitive investments, at fair value	$243,720	$219,348	$268,092

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on June 30, 2015, cash and cash equivalent balance of $372.3 million, a 1% increase in interest rates would increase our interest income by $3.7 million annually.  Given that our current return on these cash equivalent investments in this low interest rate environment is approximately 0.0% annually, an analysis of a 1% decrease is not meaningful.

Currency Risk

We operate offices outside the United States in London, Shanghai and Tokyo from which we perform sales, marketing and research activities.  In connection with these offices, we transact business in multiple currencies, primarily British Pounds and Japanese Yen.  We are a net payer of foreign currencies and therefore benefit from a strengthening U.S. dollar and are adversely affected when the U.S. dollar weakens relative to the foreign currencies.  We project our future currency needs on a net basis and may from time to time purchase foreign currencies or enter into foreign exchange forward contracts as a way to minimize our foreign exchange risk.  Historically these amounts have not been material.  In addition, we may use foreign exchange forward contracts to offset the foreign exchange risk on investments held in foreign denominated funds, including the Gabelli Value Plus+ Trust Ltd. which is denominated in British Pounds.  In May 2015, we entered into a foreign exchange forward contract to hedge the full value of our Gabelli Value Plus+ Trust Ltd. investment.  Absent such hedging strategies, a hypothetical 10% change in the U.S dollar to British Pound exchange rate would have increased or decreased the value of the investment we had in this fund on June 30, 2015 by $4.3 million.  Because this investment is classified as an AFS security, the net unrealized change on this investment due to currency fluctuation prior to the inception of the hedge would be included in other comprehensive income and after the inception would be included in net gain/(loss) from investments on the condensed consolidated statements of income.  Changes in fair value of the related designated hedge are also included in net gain/(loss) from investments on the condensed consolidated statements of inomce.

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

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At June 30, 2015, we had equity investments, including open-end funds largely invested in equity products, of $268.6 million.  Investments in open-end funds and closed-end funds, $131.2 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships totaled $109.0 million, of which $63.1 million were invested in partnerships which invest in risk arbitrage.  Risk arbitrage is primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes are recorded as net gain from investments in the condensed consolidated statements of income while the available for sale portfolio changes are recorded in accumulated other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Co-Chief Accounting Officers (“CAOs”), to allow timely decisions regarding required disclosure.  Our CEO and CAOs participated in this evaluation and concluded that, as of the date of June 30, 2015, our disclosure controls and procedures were effective.

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

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at June 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended June 30, 2015:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
4/01/15 - 4/30/15	24,000	$82.16	24,000	443,390
5/01/15 - 5/31/15	21,369	70.33	21,369	422,021
6/01/15 - 6/30/15	62,719	69.27	62,719	359,302
Totals	108,088	$72.34	108,088

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of co-CAO pursuant to Rule 13a-14(a).

31.3	Certification of co-CAO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer	Title: Co-Chief Accounting Officer

Date: August 5, 2015	Date: August 5, 2015