Form 10-Q
period 2015-09-30
GAMCO INVESTORS, INC. ET AL
filed 2015-11-05
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.
Class		Outstanding at October 31, 2015
Class A Common Stock, .001 par value	(Including 556,100 restricted stock awards)	6,247,452
Class B Common Stock, .001 par value		19,196,792

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended March 31, 2015 and 2014
- Nine months ended September 30, 2015 and 2014

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended March 31, 2015 and 2014
- Nine months ended September 30, 2015 and 2014

Condensed Consolidated Statements of Financial Condition:
- September 30, 2015
- December 31, 2014
- September 30, 2014

Condensed Consolidated Statements of Equity:
- Nine months ended September 30, 2015 and 2014

Condensed Consolidated Statements of Cash Flows:
- Nine months ended September 30, 2015 and 2014

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Investment advisory and incentive fees	$82,182	$92,591	$257,563	$270,544
Distribution fees and other income	12,301	15,727	39,402	46,367
Institutional research services	2,063	2,540	6,130	6,720
Total revenues	96,546	110,858	303,095	323,631
Expenses
Compensation	39,731	43,316	127,627	131,258
Management fee	2,682	3,756	11,360	13,628
Distribution costs	12,344	15,101	39,747	44,087
Other operating expenses	5,593	5,099	19,271	17,036
Total expenses	60,350	67,272	198,005	206,009

Operating income	36,196	43,586	105,090	117,622
Other income (expense)
Net gain/(loss) from investments	(11,467)	(9,086)	(614)	7,468
Interest and dividend income	884	1,084	3,227	3,557
Interest expense	(1,917)	(1,987)	(5,899)	(6,000)
Total other income/(expense), net	(12,500)	(9,989)	(3,286)	5,025
Income before income taxes	23,696	33,597	101,804	122,647
Income tax provision	9,245	13,045	38,547	44,796
Net income	14,451	20,552	63,257	77,851
Net loss attributable to noncontrolling interests	(518)	(3,113)	(589)	(2,718)
Net income attributable to GAMCO Investors, Inc.'s shareholders	$14,969	$23,665	$63,846	$80,569

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.60	$0.94	$2.55	$3.17

Diluted	$0.59	$0.93	$2.52	$3.15

Weighted average shares outstanding:
Basic	24,947	25,296	25,047	25,385

Diluted	25,241	25,517	25,337	25,595

Dividends declared:	$0.07	$0.06	$0.21	$0.18

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$14,451	$20,552	$63,257	$77,851
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(35)	(45)	(22)	(15)
Net unrealized losses on securities available for sale (a)	(6,696)	(2,407)	(7,417)	(6,832)
Other comprehensive income / (loss)	(6,731)	(2,452)	(7,439)	(6,847)

Comprehensive income	7,720	18,100	55,818	71,004
Less: Comprehensive loss attributable to noncontrolling interests	(518)	(3,113)	(589)	(2,718)

Comprehensive income attributable to GAMCO Investors, Inc.	$8,238	$21,213	$56,407	$73,722

(a) Net of income tax benefit of ($3,932), ($1,414), ($4,356) and ($4,013),respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	September 30,	December 31,	September 30,
	2015	2014	2014
ASSETS
Cash and cash equivalents	$425,616	$298,224	$358,421
Investments in securities	126,917	259,537	254,630
Investments in sponsored registered investment companies	115,046	39,537	39,520
Investments in partnerships	101,025	107,637	107,434
Receivable from brokers	52,918	76,079	79,885
Investment advisory fees receivable	28,629	41,872	31,155
Income tax receivable	2,409	2,477	2,433
Other assets	20,109	41,067	25,282
Total assets	$872,669	$866,430	$898,760

LIABILITIES AND EQUITY
Payable to brokers	$49,074	$43,409	$46,790
Income taxes payable and deferred tax liabilities	10,529	27,939	27,412
Capital lease obligation	5,191	5,253	5,272
Compensation payable	88,747	39,983	93,535
Securities sold, not yet purchased	5,577	10,595	14,180
Mandatorily redeemable noncontrolling interests	1,257	1,302	1,304
Accrued expenses and other liabilities	34,246	29,657	31,007
Sub-total	194,621	158,138	219,500

5.875% Senior notes (due June 1, 2021)	100,000	100,000	100,000
Zero coupon subordinated debentures, Face value: $6.9 million at September 30, 2015, $13.1
million at December 31, 2014 and $13.1 million at September 30, 2014 (due December 31, 2015)	6,750	12,163	11,941
Total liabilities	301,371	270,301	331,441

Redeemable noncontrolling interests	6,018	68,334	56,086
Commitments and contingencies (Note J)
Equity
GAMCO Investors, Inc. stockholders' equity
Preferred stock, $.001 par value; 10,000,000 shares authorized;
none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
15,387,701, 15,341,433 and 15,230,433 issued, respectively; 6,340,992,
6,616,212 and 6,599,982 outstanding, respectively	14	14	14
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 19,196,792, 19,239,260 and 19,279,260 shares
outstanding, respectively	19	19	19
Additional paid-in capital	299,769	291,681	289,664
Retained earnings	661,415	602,950	582,357
Accumulated other comprehensive income	17,575	25,014	23,392
Treasury stock, at cost (9,046,709, 8,725,221 and 8,630,451 shares, respectively)	(416,147)	(394,617)	(386,952)
Total GAMCO Investors, Inc. stockholders' equity	562,645	525,061	508,494
Noncontrolling interests	2,635	2,734	2,739
Total equity	565,280	527,795	511,233

Total liabilities and equity	$872,669	$866,430	$898,760

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Nine months ended September 30, 2015

		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2014	$2,734	$33	$291,681	$602,950	$25,014	$(394,617)	$527,795	$68,334
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(602)
Contributions from redeemable
noncontrolling
interests	-	-	-	-	-	-	-	1,036
Consolidation of a consolidated
feeder fund and a partnership	-	-	-	-	-	-	-	996
Deconsolidation of offshore
fund	-	-	-	-	-	-	-	(63,256)
Net income (loss)	(99)	-	-	63,846	-	-	63,747	(490)
Net unrealized losses on
securities available for sale,
net of income tax benefit ($4,341)	-	-	-	-	(7,392)	-	(7,392)	-
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax benefit ($15)	-	-	-	-	(25)	-	(25)	-
Foreign currency translation	-	-	-	-	(22)	-	(22)	-
Dividends declared ($0.21 per
share)	-	-	-	(5,381)	-	-	(5,381)	-
Stock based compensation
expense	-	-	6,819	-	-	-	6,819	-
Exercise of stock options
including tax benefit ($102)	-	-	1,269	-	-	-	1,269	-
Purchase of treasury stock	-	-	-	-	-	(21,530)	(21,530)	-
Balance at September 30, 2015	$2,635	$33	$299,769	$661,415	$17,575	$(416,147)	$565,280	$6,018

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the NIne months ended September 30, 2014

		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2013	$2,851	$33	$282,496	$506,441	$30,239	$(361,878)	$460,182	$6,751
Redemptions of redeemable
noncontrollin interests	-	-	-	-	-	-	-	(1,666)
Contributions from redeemable
noncontrolling
interests	-	-	-	-	-	-	-	53,607
Net income (loss)	(112)	-	-	80,569	-	-	80,457	(2,606)
Net unrealized losses on
securities available for sale,
net of income tax ($1,393)	-	-	-	-	(2,371)	-	(2,371)	-
Amount reclassed from
accumulated other
comprehensive income,
net of income tax benefit ($2,620)	-	-	-	-	(4,461)	-	(4,461)	-
Foreign currency translation	-	-	-	-	(15)	-	(15)	-
Dividends declared ($0.18 per
share)	-	-	-	(4,653)	-	-	(4,653)	-
Stock based compensation
expense	-	-	5,182	-	-	-	5,182	-
Exercise of stock options
including tax benefit ($349)	-	-	1,986	-	-	-	1,986	-
Purchase of treasury stock	-	-	-	-	-	(25,074)	(25,074)	-
Balance at September 30, 2014	$2,739	$33	$289,664	$582,357	$23,392	$(386,952)	$511,233	$56,086

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net income	$63,257	$77,851
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net gains from partnerships	(681)	(572)
Depreciation and amortization	475	507
Stock based compensation expense	6,819	5,182
Deferred income taxes	(8,033)	(3,472)
Tax benefit from exercise of stock options	102	349
Foreign currency translation gain/(loss)	(22)	(15)
Other-than-temporary loss on available for sale securities	150	69
Cost basis of donated securities	104	1,502
Gains on sales of available for sale securities	(30)	(3,511)
Accretion of zero coupon debentures	502	661
Loss on extinguishment of debt	310	84
(Increase) decrease in assets:
Investments in trading securities	29,096	(22,376)
Investments in partnerships:
Contributions to partnerships	(15,170)	(15,698)
Distributions from partnerships	22,800	4,828
Receivable from brokers	(24,745)	(30,424)
Investment advisory fees receivable	13,046	20,351
Income tax receivable and deferred tax assets	68	(1,988)
Other assets	20,402	563
Increase (decrease) in liabilities:
Payable to brokers	42,930	36,026
Income taxes payable and deferred tax liabilities	(5,019)	(4,950)
Compensation payable	48,768	58,873
Mandatorily redeemable noncontrolling interests	(45)	(51)
Accrued expenses and other liabilities	5,092	(1,639)
Total adjustments	136,919	44,299
Net cash provided by operating activities	$200,176	$122,150

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Investing activities
Purchases of available for sale securities	$(43,030)	$(6,252)
Proceeds from sales of available for sale securities	1,064	8,018
Return of capital on available for sale securities	554	827
Net cash (used in) provided by investing activities	(41,412)	2,593

Financing activities
Contributions from redeemable noncontrolling interests	1,036	53,607
Redemptions of redeemable noncontrolling interests	(602)	(1,666)
Redemptions of noncontrolling interests	-	-
Proceeds from exercise of stock options	1,169	1,637
Dividends paid	(5,252)	(4,567)
Repurchase of zero coupon subordinated debentures	(6,224)	(715)
Purchase of treasury stock	(21,530)	(25,074)
Net cash (used in) provided by financing activities	(31,403)	23,222
Effect of exchange rates on cash and cash equivalents	8	5
Net increase in cash and cash equivalents	127,369	147,970
Cash and cash equivalents at beginning of period	298,224	210,451
Increase in cash from consolidation	10	-
Increase in cash from deconsolidation	13	-
Cash and cash equivalents at end of period	$425,616	$358,421
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,897	$3,847
Cash paid for taxes	$49,590	$52,956

Non-cash activity:
- For the nine months ended September 30, 2015 and September 30, 2014, the Company accrued dividends on restricted stock awards of $129 and $86, respectively.
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
- On April 1, 2015, GAMCO Investors, Inc. was deemed to have control over a certain offshore fund and a certain partnership which resulted in the consolidation of that one offshore fund and one partnership and an increase of approximately $10 of cash and cash equivalents, an increase of approximately $986 of other net assets and an increase of approximately $996 of redeemable noncontrolling interest.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

The interim condensed consolidated financial statements include the accounts of GAMCO and its subsidiaries.  Intercompany accounts and transactions are eliminated.

These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 from which the accompanying condensed consolidated financial statements were derived.

Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported on the interim condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in the Accounting Standards Codification ("Codification") Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification.  The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.  The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied.  Early adoption is not permitted.  The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

In June 2014, the FASB issued an accounting update clarifying that entities should treat performance targets that could be met after the requisite service period of a share-based payment award as performance conditions that affect vesting.  Therefore, an entity would not record compensation expense (measured as of the grant date) for an award where transfer to the employee is contingent upon satisfaction of the performance target until it becomes probable that the performance target will be met.  The guidance is effective for the Company beginning January 1, 2016.  Early adoption is permitted.  This guidance is not expected to have a material impact on the Company's consolidated financial statements.

In February 2015, the FASB issued an accounting update amending the consolidation requirements under GAAP.  This guidance is effective for the Company beginning January 1, 2016.  Early adoption is permitted.  The Company is continuing to analyze the impact, if any, that this update may have on its consolidated financial statements.

In May 2015, the FASB issued new guidance amending the current disclosure requirements for investments in certain entities that calculate net asset value per share.  The guidance requires investments for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy.  Instead, those investment amounts shall be provided as a separate item to permit reconciliation of the fair value of investments included in the fair value hierarchy to the line items presented in the statement of financial condition.  This new guidance will be effective for the Company's first quarter of 2016.  The Company is currently evaluating the potential impact on its consolidated financial statements and related disclosures.

B.  Investment in Securities

Investments in securities at September 30, 2015, December 31, 2014 and September 30, 2014 consisted of the following:

	September 30, 2015		December 31, 2014		September 30, 2014
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$-	$-	$18,994	$18,996	$20,995	$20,999
Common stocks	78,025	87,745	170,977	195,029	167,714	190,939
Mutual funds	2,504	3,180	2,432	3,498	2,416	3,373
Other investments	505	723	743	1,704	753	1,550
Total trading securities	81,034	91,648	193,146	219,227	191,878	216,861

Available for sale securities:
Common stocks	13,561	34,095	13,637	38,942	14,228	36,380
Mutual funds	627	1,174	681	1,368	681	1,389
Total available for sale securities	14,188	35,269	14,318	40,310	14,909	37,769

Total investments in securities	$95,222	$126,917	$207,464	$259,537	$206,787	$254,630

Securities sold, not yet purchased at September 30, 2015, December 31, 2014 and September 30, 2014 consisted of the following:

	September 30, 2015		December 31, 2014		September 30, 2014
	Proceeds	Fair Value	Proceeds	Fair Value	Proceeds	Fair Value
Trading securities:	(In thousands)
Common stocks	$6,123	$5,482	$9,835	$9,960	$11,699	$13,514
Other investments	8	95	1	635	71	666
Total securities sold, not yet purchased	$6,131	$5,577	$9,836	$10,595	$11,770	$14,180

Investments in sponsored registered investment companies at September 30, 2015, December 31,2014 and September 30, 2014 consisted of the following:

	September 30, 2015		December 31, 2014		September 30, 2014
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Mutual funds	$40,097	$41,820	$1	$1	$1	$1
Total trading securities	40,097	41,820	1	1	1	1

Available for sale securities:
Closed-end funds	63,068	70,349	21,962	36,323	21,819	36,142
Mutual funds	1,883	2,877	1,898	3,213	1,922	3,377
Total available for sale securities	64,951	73,226	23,860	39,536	23,741	39,519

Total investments in sponsored
registered investment companies	$105,048	$115,046	$23,861	$39,537	$23,742	$39,520

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

The following table identifies all reclassifications out of accumulated other comprehensive income ("AOCI") into income for the three and nine months ended September 30, 2015 and 2014 (in thousands):

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Three months ended September 30,
2015	2014
$-	$348	Net gain/(loss) from investments	Realized gain on sale of AFS securities
45	-	Other operating expenses/net gain from investments	Realized gain on donation of AFS securities
(150)	-	Net gain/(loss) from investments	OTT impairment of AFS securities
(105)	348	Income before income taxes
39	(129)	Income tax provision
$(66)	$219	Net income

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Nine months ended September 30,
2015	2014
$30	$3,511	Net gain/(loss) from investments	Realized gain on sale of AFS securities
80	3,639	Other operating expenses/net gain from investments	Realized gain on donation of AFS securities
(150)	(69)	Net gain/(loss) from investments	OTT impairment of AFS securities
(40)	7,081	Income before income taxes
15	(2,620)	Income tax provision
$(25)	$4,461	Net income

The Company recognizes all derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments.  At September 30, 2015, December 31, 2014 and September 30, 2014, we held derivative contracts on 170,000 equity shares, 3.8 million equity shares and 2.3 million equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.   We had two, one and one foreign exchange contracts outstanding at September 30, 2015, December 31, 2014 and September 30, 2014, respectively, that are included in receivable from brokers or payable to brokers on the condensed consolidated statements of financial condition.  Aside from one foreign exchange contract, these transactions are not designated as hedges for accounting purposes, and therefore changes in fair values of these derivatives are included in net gain/(loss) from investments on the condensed consolidated statements of income.  The one foreign exchange contract that is designated as a hedge was for a short of British Pounds to hedge the long investment that we have in our London Stock Exchange listed Gabelli Value Plus+ Trust Ltd. closed-end fund which is denominated in British Pounds.  As the underlying investment that is being hedged is an available for sale security, the portion of the change in value of the closed-end fund that is currency related is recorded in net gain/(loss) from investments on the condensed consolidated statements of income and not in accumulated comprehensive income.

The following tables identify the fair values and gains and losses of all derivatives held by the Company (in thousands):

		Asset Derivatives Fair Value				Liability Derivatives Fair Value
Balance Sheet Location		September 30, 2015	December 31, 2014	September 30, 2014	Balance Sheet Location	September 30, 2015	December 31, 2014	September 30, 2014
Derivatives designated as hedging instruments under
FASB ASC 815-20
Foreign exchange contracts	Receivable from brokers	$-	$-	$-	Payable to brokers	$36,354	$-	$-
Sub total		$-	$-	$-		$36,354	$-	$-
Derivatives Not Designated As Hedging Instruments Under Fasb Asc 815-20
	Investments in				Securities sold,
Equity contracts	securities	$143	$896	$800	not yet purchased	$95	$635	$666
Foreign exchange contracts	Receivable from brokers	-	-	-	Payable to brokers	5,172	5,470	6,343
Sub total		$143	$896	$800		$5,267	$6,105	$7,009
Total derivatives		$143	$896	$800		$41,621	$6,105	$7,009

Type of Derivative	Income Statement Location	Three Months ended September 30,		Nine Months ended September 30,
		2015	2014	2015	2014
Foreign exchange contracts	Net gain/(loss) from investments	$1,985	$482	$1,885	$541
Equity contracts	Net gain/(loss) from investments	27	758	199	591
Total		$2,012	$1,240	$2,084	$1,132

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

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Assets Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Swaps:	(in thousands)
September 30, 2015	$143	$-	$143	$(89)	$-	$54
December 31, 2014	896	-	896	(634)	-	262
September 30, 2014	$800	$-	$800	$(657)	$-	$143

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Liabilities Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Swaps:	(in thousands)
September 30, 2015	$89	$-	$89	$(89)	$-	$-
December 31, 2014	634	-	634	(634)	-	-
September 30, 2014	$657	$-	$657	$(657)	$-	$-

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of September 30, 2015, December 31, 2014 and September 30, 2014:

	September 30, 2015
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$13,561	$20,534	$-	$34,095
Closed-end Funds	63,068	10,128	(2,847)	70,349
Mutual funds	2,510	1,620	(79)	4,051
Total available for sale securities	$79,139	$32,282	$(2,926)	$108,495

	December 31, 2014
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$13,637	$25,305	$-	$38,942
Closed-end Funds	21,962	14,398	(37)	36,323
Mutual funds	2,579	2,030	(28)	4,581
Total available for sale securities	$38,178	$41,733	$(65)	$79,846

	September 30, 2014
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$14,228	$22,152	$-	$36,380
Closed-end Funds	21,819	14,325	(2)	36,142
Mutual funds	2,603	2,163	-	4,766
Total available for sale securities	$38,650	$38,640	$(2)	$77,288

Changes in net unrealized losses, net of taxes, for the three months ended September 30, 2015 and September 30, 2014 of ($6.7) million in losses and ($2.4) million in losses, respectively, have been included in other comprehensive income, a component of equity, at September 30, 2015 and September 30, 2014.  Return of capital on available for sale securities was $0.3 million and $0.3 million for the three months ended September 30, 2015 and September 30, 2014, respectively.  During the three months ended September 30, 2015, there were no proceeds from the sales of investments available for sale and no gross gains on the sale of investments available for sale.  Proceeds from sales of investments available for sale were approximately $1.5 million for the three months ended September 30, 2014.  For the three months ended September 30, 2014, gross gains on the sale of investments available for sale amounted to $0.3 million and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the three months ended September 30, 2015 or September 30, 2014.  Changes in net unrealized losses, net of taxes, for the nine months ended September 30, 2015 and September 30, 2014 of $(7.4) million in losses and $(6.8) million in losses, respectively, have been included in other comprehensive income, a component of equity, at September 30, 2015 and September 30, 2014.  Return of capital on available for sale securities was $0.6 million and $0.8 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.  Proceeds from sales of investments available for sale were approximately $1.1 million and $8.0 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.  For the nine months ended September 30, 2015 and September 30, 2014, gross gains on the sale of investments available for sale amounted to $30,000 and $3.5 million, respectively, and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the nine months ended September 30, 2015 or September 30, 2014.  The basis on which the cost of a security sold is determined using specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	September 30, 2015			December 31, 2014			September 30, 2014
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Cosed-end funds	$40,537	$(2,847)	$37,690	$812	$(37)	$775	$79	$(2)	$77
Mutual Funds	303	(79)	224	303	(28)	275	-	-	-
Total available for sale securities	$40,840	$(2,926)	$37,914	$1,115	$(65)	$1,050	$79	$(2)	$77

At September 30, 2015, there were four holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at September 30, 2015 were mutual funds and closed-end funds with diversified holdings across multiple companies and across multiple industries.  One holding was impaired for two months, one holding was impaired for three months, one holding was impaired for seven months and one holding was impaired for eight months at September 30, 2015.  The value of these holdings at September 30, 2015 was $37.9 million.

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

For the three months ended September 30, 2015 there were $150,000 of losses on available for sale securities deemed to be other than temporary and a loss has been recorded in net gain from investments.  There were no losses recognized on AFS securities for the three months ended September 30, 2014.  For the nine months ended September 30, 2015 and September 30, 2014, there were $150,000 and $69,000, respectively, of losses on available for sale securities deemed to be other than temporary and a loss has been recorded in net gain from investments.

C. Fair Value

The following tables present information about the Company's assets and liabilities by major categories measured at fair value on a recurring basis as of September 30, 2015, December 31, 2014 and September 30, 2014 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2015 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2015
Cash equivalents	$425,392	$-	$-	$425,392
Investments in partnerships	-	14,319	-	14,319
Investments in securities:
AFS - Common stocks	34,095	-	-	34,095
AFS - Mutual funds	1,174	-	-	1,174
Trading - Common stocks	86,970	-	775	87,745
Trading - Mutual funds	3,180	-	-	3,180
Trading - Other	263	143	317	723
Total investments in securities	125,682	143	1,092	126,917
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	70,349	-	-	70,349
AFS - Mutual Funds	2,877	-	-	2,877
Trading - Mutual funds	41,820	-	-	41,820
Total investments in sponsored
registered investment companies	115,046	-	-	115,046
Total investments	240,728	14,462	1,092	256,282
Total assets at fair value	$666,120	$14,462	$1,092	$681,674
Liabilities
Trading - Common stocks	$5,482	$-	$-	$5,482
Trading - Other	-	95	-	95
Securities sold, not yet purchased	$5,482	$95	$-	$5,577

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2014 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2014
Cash equivalents	$297,971	$-	$-	$297,971
Investments in partnerships	-	23,803	-	23,803
Investments in securities:
AFS - Common stocks	38,942	-	-	38,942
AFS - Mutual funds	1,368	-	-	1,368
Trading - Gov't obligations	18,996	-	-	18,996
Trading - Common stocks	193,735	1	1,293	195,029
Trading - Mutual funds	3,498	-	-	3,498
Trading - Other	513	897	294	1,704
Total investments in securities	257,052	898	1,587	259,537
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	36,323	-	-	36,323
AFS - Mutual Funds	3,213	-	-	3,213
Trading - Mutual funds	1	-	-	1
Total investments in sponsored
registered investment companies	39,537	-	-	39,537
Total investments	296,589	24,701	1,587	322,877
Total assets at fair value	$594,560	$24,701	$1,587	$620,848
Liabilities
Trading - Common stocks	$9,960	$-	$-	$9,960
Trading - Other	-	635	-	635
Securities sold, not yet purchased	$9,960	$635	$-	$10,595

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2014 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2014
Cash equivalents	$358,210	$-	$-	$358,210
Investments in partnerships	-	24,094	-	24,094
Investments in securities:
AFS - Common stocks	36,380	-	-	36,380
AFS - Mutual funds	1,389	-	-	1,389
Trading - Gov't obligations	20,999	-	-	20,999
Trading - Common stocks	190,215	-	724	190,939
Trading - Mutual funds	3,373	-	-	3,373
Trading - Other	453	803	294	1,550
Total investments in securities	252,809	803	1,018	254,630
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	36,142	-	-	36,142
AFS - Mutual Funds	3,377	-	-	3,377
Trading - Mutual funds	1	-	-	1
Total investments in sponsored
registered investment companies	39,520	-	-	39,520
Total investments	292,329	24,897	1,018	318,244
Total assets at fair value	$650,539	$24,897	$1,018	$676,454
Liabilities
Trading - Common stocks	$13,514	$-	$-	$13,514
Trading - Other	-	666	-	666
Securities sold, not yet purchased	$13,514	$666	$-	$14,180

The following tables present additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2015 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	June	Unrealized Gains or		Included in	and			Transfers
	30, 2015	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$920	$(145)	$-	$-	$(145)	$-	$-	$-	$775
Trading - Other	298	19	-	-	19	-	-	-	317
Total	$1,218	$(126)	$-	$-	$(126)	-	$-	$-	$1,092

There were no transfers between any Levels during the three months ended September 30, 2015.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2014 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	June	Unrealized Gains or		Included in	and			Transfers
	30, 2014	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$716	$8	$-	$-	$8	$-	$-	$-	$724
Trading - Other	294	-	-	-	-	-	-	-	294
Total	$1,010	$8	$-	$-	$8	$-	$-	$-	$1,018

There were no transfers between any Levels during the three months ended September 30, 2014.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2015 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers
	31, 2014	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$1,293	$(166)	$-	$-	$(166)	$6	$(358)	$-	$775
Trading - Other	294	102	-	-	102	5	(84)	-	317
Total	$1,587	$(64)	$-	$-	$(64)	11	$(442)	$-	$1,092

There were securities with a value of $0.4 million that were transferred out of Level 3 as a result of the deconsolidation of an offshore fund during the first quarter of 2015 which are reflected in sales above.  There were no transfers between Levels 1 or 2 during the nine months ended September 30, 2015.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2014 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers
	31, 2013	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$700	$24	$-	$-	$24	$-	$-	$-	$724
Trading - Other	284	-	-	-	-	10	-	-	294
Total	$984	$24	$-	$-	$24	$10	$-	$-	$1,018

There were no transfers between any Levels during the nine months ended September 30, 2014.

D. Investments in Partnerships, Offshore Funds and Variable Interest Entities ("VIEs")

The Company is general partner or co-general partner of various affiliated entities in which the Company has investments totaling $87.2 million, $94.2 million and $93.2 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively, and whose underlying assets consist primarily of marketable securities (the "affiliated entities"). We also have investments in unaffiliated entities of $13.8 million, $13.4 million and $14.2 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively (the "unaffiliated entities").  On a quarterly basis, we evaluate each entity for the appropriate accounting treatment and disclosure.  Certain of the affiliated entities, and none of the unaffiliated entities, are consolidated.

For those entities where consolidation is not deemed to be appropriate, we report them in our condensed consolidated statement of financial condition under the caption "Investments in partnerships".  This caption includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting, as well as certain investments that the feeder funds hold that are carried at fair value, as described in Note C.  The Company reflects the equity in earnings of these equity method investees and the change in fair value of the consolidated feeder funds ("CFFs") under the caption Net gain/(loss) from investments on the condensed consolidated statements of income.

The following table highlights the number of entities, including voting interest entities ("VOEs"), that we consolidate as well as under which accounting guidance they are consolidated, including CFFs, which retain their specialized investment company accounting in consolidation, partnerships and offshore funds.

Entities consolidated
	CFFs		Partnerships		Offshore Funds		Total
	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs
Entities consolidated at December 31, 2013	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at September 30, 2014	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at December 31, 2014	1	2	-	1	-	1	1	4
Additional consolidated entities	-	1	-	1	1	-	1	2
Deconsolidated entities	-	(1)	-	-	-	(1)	-	(2)
Entities consolidated at September 30, 2015	1	2	-	2	1	-	2	4

At and for the nine months ended September 30, 2015, the one CFF VIE is consolidated, as the Company has been determined to be the primary beneficiary because it has an equity interest and absorbs the majority of the expected losses and/or expected gains.  At and for the nine months ended September 30, 2015, the one CFF VOE and one Partnership VOE are consolidated because the unaffiliated partners or shareholders lack substantive kick-out rights, and the Company, as either the general partner or investment manager, is deemed to have control.  During the three months ended June 30, 2015, it was determined that an additional Partnership VOE should be consolidated when the Partnership was created on April 1, 2015 without unaffiliated capital and an Offshore Fund VIE should be consolidated as the last unaffiliated investor withdrew during the second quarter.  Additionally, during the three months ended March 31, 2015, an Offshore Fund VOE was deconsolidated as the Company's ownership percentage fell below 50%, a CFF VOE was deconsolidated when it was closed and a different CFF VOE was consolidated as the last unaffiliated investor withdrew on March 31, 2015.

At and for the nine months ended September 30, 2014 and at December 31, 2014, one CFF VIE is consolidated, as the Company has been determined to be the primary beneficiary because it has an equity interest and absorbs the majority of the expected losses and/or expected gains.  At and for the nine months ended September 30, 2014 and at December 31, 2014, two CFF VOEs, one Partnership VOE and one Offshore Fund VOE are consolidated because the unaffiliated partners or shareholders lack substantive rights, and the Company, as either the general partner or investment manager, is deemed to have control.

The following table breaks down the investments in partnerships line by accounting method, either fair value or equity method, and investment type (in thousands):

September 30, 2015
Investment Type
	Affiliated			Unaffiliated
Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$ 14,317	$ -	$ -	$ -	$ -	$ 14,317
Equity Method	-	38,318	34,552	6,286	7,552	86,708

Total	$ 14,317	$ 38,318	$ 34,552	$ 6,286	$ 7,552	$ 101,025

December 31, 2014
Investment Type
	Affiliated			Unaffiliated
Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$ 23,803	$ -	$ -	$ -	$ -	$ 23,803
Equity Method	-	34,385	36,033	6,552	6,864	83,834

Total	$ 23,803	$ 34,385	$ 36,033	$ 6,552	$ 6,864	$ 107,637

September 30, 2014
Investment Type
	Affiliated			Unaffiliated
Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$ 24,094	$ -	$ -	$ -	$ -	$ 24,094
Equity Method	-	34,967	34,185	6,611	7,577	83,340

Total	$ 24,094	$ 34,967	$ 34,185	$ 6,611	$ 7,577	$ 107,434

The following table includes the net impact by line item on the condensed consolidated statements of financial condition for each category of entity consolidated (in thousands):

	September 30, 2015
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$ 425,549	$ 2	$ 52	$ 13	$ 425,616
Investments in securities	118,401	-	7,807	709	126,917
Investments in sponsored investment companies	115,046	-	-	-	115,046
Investments in partnerships	105,097	4,817	(8,504)	(385)	101,025
Receivable from brokers	50,960	-	1,933	25	52,918
Investment advisory fees receivable	28,615	5	9	-	28,629
Other assets	22,363	16	137	2	22,518
Total assets	$ 866,031	$ 4,840	$ 1,434	$ 364	$ 872,669
Liabilities and equity
Securities sold, not yet purchased	$ 5,231	$ -	$ 140	$ 206	$ 5,577
Accrued expenses and other liabilities	188,770	38	155	81	189,044
Total debt	106,750	-	-	-	106,750
Redeemable noncontrolling interests	-	4,802	1,139	77	6,018
Total equity	565,280	-	-	-	565,280
Total liabilities and equity	$ 866,031	$ 4,840	$ 1,434	$ 364	$ 872,669

	December 31, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$ 298,149	$ (11)	$ 86	$ -	$ 298,224
Investments in securities	200,443	-	7,801	51,293	259,537
Investments in sponsored investment companies	39,537	-	-	-	39,537
Investments in partnerships	111,380	4,438	(8,181)	-	107,637
Receivable from brokers	24,301	-	623	51,155	76,079
Investment advisory fees receivable	42,102	(6)	(2)	(222)	41,872
Other assets	43,393	-	-	151	43,544
Total assets	$ 759,305	$ 4,421	$ 327	$ 102,377	$ 866,430
Liabilities and equity
Securities sold, not yet purchased	$ 9,991	$ -	$ -	$ 604	$ 10,595
Accrued expenses and other liabilities	109,356	22	24	38,141	147,543
Total debt	112,163	-	-	-	112,163
Redeemable noncontrolling interests	-	4,399	303	63,632	68,334
Total equity	527,795	-	-	-	527,795
Total liabilities and equity	$ 759,305	$ 4,421	$ 327	$ 102,377	$ 866,430

	September 30, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$ 358,316	$ 7	$ 98	$ -	$ 358,421
Investments in securities	203,280	-	8,836	42,514	254,630
Investments in sponsored investment companies	39,520	-	-	-	39,520
Investments in partnerships	110,679	4,684	(7,929)	-	107,434
Receivable from brokers	31,388	-	306	48,191	79,885
Investment advisory fees receivable	31,221	17	(1)	(82)	31,155
Other assets	28,528	24	(1,000)	163	27,715
Total assets	$ 802,932	$ 4,732	$ 310	$ 90,786	$ 898,760
Liabilities and equity
Securities sold, not yet purchased	$ 13,549	$ -	$ -	$ 631	$ 14,180
Accrued expenses and other liabilities	166,209	71	31	39,009	205,320
Total debt	111,941	-	-	-	111,941
Redeemable noncontrolling interests	-	4,661	279	51,146	56,086
Total equity	511,233	-	-	-	511,233
Total liabilities and equity	$ 802,932	$ 4,732	$ 310	$ 90,786	$ 898,760

The following table includes the net impact by line item on the condensed consolidated statements of income for each category of entity consolidated (in thousands):

	Three Months Ended September 30, 2015
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$ 96,558	$ (10)	$ (2)	$ -	$ 96,546
Total expenses	60,304	23	20	3	60,350
Operating income	36,254	(33)	(22)	(3)	36,196
Total other income/(expense), net	(12,093)	(268)	(120)	(19)	(12,500)
Income before income taxes	24,161	(301)	(142)	(22)	23,696
Income tax provision	9,245	-	-	-	9,245
Net income	14,916	(301)	(142)	(22)	14,451
Net loss attributable to noncontrolling interests	(53)	(301)	(142)	(22)	(518)
Net income attributable to GAMCO	$ 14,969	$ -	$ -	$ -	$ 14,969

	Three Months Ended September 30, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$ 111,073	$ (7)	$ -	$ (208)	$ 110,858
Total expenses	66,980	20	12	260	67,272
Operating income	44,093	(27)	(12)	(468)	43,586
Total other income, net	(7,462)	(186)	(18)	(2,323)	(9,989)
Income before income taxes	36,631	(213)	(30)	(2,791)	33,597
Income tax provision	13,045	-	-	-	13,045
Net income	23,586	(213)	(30)	(2,791)	20,552
Net income attributable to noncontrolling interests	(79)	(213)	(30)	(2,791)	(3,113)
Net income attributable to GAMCO	$ 23,665	$ -	$ -	$ -	$ 23,665

	Nine Months Ended September 30, 2015
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$ 303,139	$ (26)	$ (4)	$ (14)	$ 303,095
Total expenses	197,828	95	50	32	198,005
Operating income	105,311	(121)	(54)	(46)	105,090
Total other income/(expense), net	(3,016)	(177)	(102)	9	(3,286)
Income before income taxes	102,295	(298)	(156)	(37)	101,804
Income tax provision	38,547	-	-	-	38,547
Net income	63,748	(298)	(156)	(37)	63,257
Net loss attributable to noncontrolling interests	(98)	(298)	(156)	(37)	(589)
Net income attributable to GAMCO	$ 63,846	$ -	$ -	$ -	$ 63,846

	Nine Months Ended September 30, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$ 324,287	$ (21)	$ (2)	$ (633)	$ 323,631
Total expenses	205,207	34	38	730	206,009
Operating income	119,080	(55)	(40)	(1,363)	117,622
Total other income, net	6,172	20	19	(1,186)	5,025
Income before income taxes	125,252	(35)	(21)	(2,549)	122,647
Income tax provision	44,796	-	-	-	44,796
Net income	80,456	(35)	(21)	(2,549)	77,851
Net income/(loss) attributable to noncontrolling interests	(113)	(35)	(21)	(2,549)	(2,718)
Net income attributable to GAMCO	$ 80,569	$ -	$ -	$ -	$ 80,569

Variable Interest Entities

We sponsor a number of investment vehicles where we are the general partner or investment manager.  Certain of these vehicles are VIEs, but we are not the primary beneficiary, in all but two cases, because we do not absorb a majority of the entities' expected losses and/or expected returns, and they are, therefore, not consolidated.  We consolidate the two VIEs where we are the primary beneficiary.  The Company has not provided any financial or other support to those VIEs where we are not the primary beneficiary.  The total net assets of these non-consolidated VIEs at September 30, 2015, December 31, 2014 and September 30, 2014 were $65.8 million, $71.6 million and $59.8 million, respectively.  On September 30, 2015, the maximum exposure to loss as a result of our involvement with the non-consolidated VIEs is limited to the investment in one VIE of $9.6 million and the deferred carried interest that we have in another of $38,000 which was included in investments in partnerships on the condensed consolidated statements of financial condition.  On December 31, 2014 and September 30, 2014, our maximum exposure to loss as a result of our involvement with the non-consolidated VIEs is limited to the investment in two VIEs of $10.6 million and $8.6 million, respectively, and the deferred carried interest that we have in another of $43,000 and $44,000, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.   Additionally, as the general partner or investment manager to these VIEs the Company earns fees in relation to these roles, which given a decline in AUMs of the VIEs would result in lower fee revenues earned by the Company which would be reflected on the condensed consolidated statement of income, condensed consolidated statement of financial condition and condensed consolidated statement of cash flows.

The assets of these VIEs may only be used to satisfy obligations of the VIEs.  The following table presents the balances related to the VIEs that are consolidated and are included on the condensed consolidated statements of financial condition as well as GAMCO's net interest in the VIEs.  There are two VIEs consolidated at  September 30, 2015 and one VIE consolidated at December 31, 2014 and September 30, 2014:

	September 30, 2015	December 31, 2014	September 30, 2014
(In thousands)
Cash and cash equivalents	$ 13	$ -	$ 1
Investments in securities	709	-	-
Investments in partnerships	5,116	13,434	13,618
Receivable from brokers	25	-	-
Other assets	3	-	-
Payable to brokers	(62)	-	-
Securities sold, not yet purchased	(206)	-	-
Accrued expenses and other liabilities	(27)	(12)	(15)
Redeemable noncontrolling interests	(615)	(794)	(962)
GAMCO's net interests in consolidated VIE	$ 4,956	$ 12,628	$ 12,642

E. Income Taxes

The effective tax rate ("ETR) for the three months ended September 30, 2015 and September 30, 2014 was 39.0% and 38.8%, respectively.  The effective tax rate for the nine months ended September 30, 2015 was 37.9% compared to 36.5% for the prior year nine month period.  During the nine month period ended September 30, 2014 we benefitted from the donation of appreciated securities used to fund our shareholder designated charitable contribution program.

F. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$14,969	$23,665	$63,846	$80,569
Weighted average shares outstanding	24,947	25,296	25,047	25,385
Basic net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.60	$0.94	$2.55	$3.17

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$14,969	$23,665	$63,846	$80,569

Weighted average share outstanding	24,947	25,296	25,047	25,385
Dilutive stock options and restricted stock awards	294	221	290	210
Total	25,241	25,517	25,337	25,595
Diluted net income attributable to GAMCO Investors, Inc.'s
shareholders per share	$0.59	$0.93	$2.52	$3.15

G. Debt

Debt consists of the following:

	September 30, 2015		December 31, 2014		September 30, 2014
	Carrying	Fair Value	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2	Value	Level 2
(In thousands)
5.875% Senior notes	$100,000	$106,625	$100,000	$110,123	$100,000	$108,200
0% Subordinated debentures	6,750	6,800	12,163	13,000	11,941	12,775
Total	$106,750	$113,425	$112,163	$123,123	$111,941	$120,975

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

Zero coupon Subordinated debentures due December 31, 2015

On December 31, 2010, the Company issued $86.4 million in par value of five year zero coupon subordinated debentures due December 31, 2015 ("Debentures") to its shareholders of record on December 15, 2010 through the declaration of a special dividend of $3.20 per share.  The Debentures have a par value of $100 and are callable at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed.  During the three month period ended September 30, 2015 and September 30, 2014 the Company repurchased 16 Debentures and 1,032 Debentures, respectively, having a face value of $1,600 and $0.1 million, respectively.  The redemptions were accounted for as extinguishments of debt and resulted in losses of less than $1,000 and $10,000, respectively, which were included in net gain from investments on the condensed consolidated statements of income.  During the nine month periods ended September 30, 2015 and September 30, 2014, the Company repurchased 62,242 Debentures and 7,165 Debentures, respectively, having a face value of $6.2 million and $0.7 million, respectively.  The redemptions were accounted for as extinguishments of debt and resulted in losses of $310,000 and $84,000, respectively.  The debt is being accreted to its face value using the effective rate on the date of issuance of 7.45%.  At September 30, 2015, December 31, 2014 and September 30, 2014, the debt was recorded at its accreted value of $6.8 million, $12.2 million and $11.9 million, respectively.

The fair value of the Company's debt, which is a Level 2 valuation, is estimated based on either quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  Inputs in these standard models include credit rating, maturity and interest rate.

On May 4, 2015, the Securities and Exchange Commission ("SEC") declared effective the "shelf" registration statement filed by the Company.  The "shelf" provides the Company with the flexibility of issuing any combination of senior and subordinated debt securities, convertible securities and common and preferred securities up to a total amount of $500 million and replaced the existing shelf registration which expired in May 2015.  As of September 30, 2015, $500 million is available on the shelf.

H. Stockholders' Equity

Shares outstanding were 25.5 million, 25.9 million and 25.9 million on September 30, 2015, December 31, 2014 and September 30, 2014, respectively.

Dividends

	Payment	Record
	Date	Date	Amount

Three months ended March 31, 2015	March 31, 2015	March 17, 2015	$0.07
Three months ended June 30, 2015	June 30, 2015	June 16, 2015	0.07
Three months ended September 30, 2015	September 29, 2015	September 15, 2015	0.07
Nine months ended September 30, 2015			$0.21

Three months ended March 31, 2014	March 25, 2014	March 11, 2014	$0.06
Three months ended June 30, 2014	June 24, 2014	June 10, 2014	0.06
Three months ended September 30, 2014	September 30, 2014	September 16, 2014	0.06
Nine months ended September 30, 2014			$0.18

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

On December 23, 2014, September 15, 2014 and January 9, 2014, the Company approved the granting of 73,000 RSA shares, 83,500 RSA shares and 2,100 RSA shares, respectively, at a grant date fair value of $87.99 per share, $73.41 per share and $81.99 per share, respectively.  As of September 30, 2015, December 31, 2014 and September 30, 2014, there were 688,550 RSA shares, 710,750 RSA shares and 639,750 RSA shares outstanding, respectively, that were previously issued at an average weighted grant price of $67.34, $67.45 and $65.12, respectively.  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee.  This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

For the three months ended September 30, 2015 and September 30, 2014, we recognized stock-based compensation expense of $2.3 million and $1.8 million, respectively.  For the nine months ended September 30, 2015 and September 30, 2014, we recognized stock-based compensation expense of $6.8 million and $5.2 million, respectively.  Actual and projected stock-based compensation expense for RSA shares and options for the years ended December 31, 2015 through December 31, 2024 (based on awards currently issued or granted) is as follows (in thousands):

	2014	2015	2016	2017	2018	2019
Q1	$1,700	$2,277	$1,681	$1,143	$770	$612
Q2	1,697	2,267	1,681	1,143	748	612
Q3	1,785	2,275	1,327	1,013	669	547
Q4	2,017	7,981	1,150	883	613	501
Full Year	$7,199	$14,800	$5,839	$4,182	$2,800	$2,272

	2020	2021	2022	2023	2024
Q1	$350	$227	$146	$76	$12
Q2	319	227	146	76	12
Q3	264	179	104	38	9
Q4	227	145	76	11	-
Full Year	$1,160	$778	$472	$201	$33

The total compensation cost related to non-vested options not yet recognized is approximately $25.7 million as of September 30, 2015.  There were no options exercised for the three months ended September 30, 2015 or September 30, 2014.  For the nine months ended September 30, 2015 and September 30, 2014, proceeds from the exercise of 26,000 stock options and 40,000 stock options, respectively, were $1.2 million and $1.6 million, respectively, resulting in a tax benefit to GAMCO of $0.1 million and $0.3 million, respectively.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  On August 4, 2015, our Board of Directors authorized an incremental 500,000 shares to be added to the current buyback authorization.  For the three months ended September 30, 2015 and September 30, 2014, the Company repurchased 172,007 shares and 94,942 shares, respectively, at an average price per share of $61.11 and $77.67, respectively.  For the nine months ended September 30, 2015 and September 30, 2014, the Company repurchased 321,488 shares and 319,662 shares, respectively, at an average price per share of $66.96 and $78.43, respectively.  From the inception of the program through September 30, 2015, 9,447,513 shares have been repurchased at an average price of $44.70 per share.  At September 30, 2015, the total shares available under the program to be repurchased in the future were 687,295.

I. Goodwill and Identifiable Intangible Assets

At September 30, 2015, $3.5 million of goodwill is reflected within other assets on the condensed consolidated statements of financial condition with $3.3 million related to a 94%-owned subsidiary, Gabelli Securities, Inc. and $0.2 million related to G.distributors, LLC.  The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required.  There were no indicators of impairment for the three months ended September 30, 2015 or September 30, 2014, and as such there was no impairment analysis performed or charge recorded.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the condensed consolidated statements of financial condition at September 30, 2015, December 31, 2014 and September 30, 2014.  The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2016.  The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant.  There were no indicators of impairment for the three months ended September 30, 2015 or September 30, 2014, and as such there was no impairment analysis performed or charge recorded.

J. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company's financial condition, operations or cash flows at September 30, 2015.

The Company indemnifies the clearing brokers of G.research, Inc., our broker-dealer subsidiary, for losses they may sustain from the customer accounts that trade on margin introduced by it.  At September 30, 2015, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements and believes the likelihood of a claim being made is remote.  The Company's estimate of the value of such agreements is de minimis, and therefore an accrual has not been made on the condensed consolidated financial statements.

K. Subsequent Events

From October 1, 2015 to November 4, 2015, the Company repurchased 91,740 shares at $57.53 per share.

On October 12, 2015, the Board of Directors accelerated the lapse of restrictions on the November 2013 grant of restricted stock awards ("RSAs") effective on October 19, 2015. There were 130,650 RSAs outstanding relating to this grant. As a result of the acceleration, GAMCO will incur a fourth quarter non-cash charge of $5.7 million or $0.13 per diluted share (after management fee and tax benefit).  557,900 RSAs will still remain outstanding after the acceleration of the November 2013 grant.

On October 13, 2015 GAMCO announced that it had again adopted a Shareholder Designated Charitable Contribution program for all registered Class A and Class B shareholders. Based on the approximately 21 million shares currently registered in shareholders' names, the total contribution GAMCO is expected to make will be $5.3 million. If all shares outstanding are registered in their shareholders' name at the record date, the total contribution would increase to $6.4 million.

On November 2, 2015, GAMCO announced that its Board of Directors had approved the spin-off of Associated Capital Group, Inc. (“AC”), which will include GAMCO’s alternative investment management business, its institutional research services business and financial assets.  The distribution is expected to occur at 11:59 p.m. on November 30, 2015 with GAMCO shareholders receiving one share of Associated Capital Group class A common stock for each share of GAMCO class A common stock held on November 12, 2015, the record date, and one share of Associated Capital Group class B common stock for each share of GAMCO class B common stock held on the record date.

On November 4, 2015, the Board of Directors declared its regular quarterly dividend of $0.07 per share to all of its shareholders, payable on December 29, 2015 to shareholders of record on December 15, 2015.

GAMCO has received a commitment from a related party whereby it will provide to GAMCO a single purpose $100 million line of credit to be drawn upon only to prepay any or all of the outstanding 5.875% Senior Notes (due June 1, 2021).  This line of credit will be available for drawdown during a 90 day period to commence on a date to be determined.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Overview

GAMCO, through the Gabelli brand, well known for its Private Market Value (PMV) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to open- and closed-end funds, institutional and private wealth management investors, and investment partnerships, principally in the United States.  Through G.research, LLC ("G.research"), we provide institutional research and brokerage services to institutional clients and investment partnerships.  Through G.distributors, LLC ("G.distributors"), we provide mutual fund distribution.  We generally manage assets on a fully discretionary basis and invest in a variety of U.S. and international securities through various investment styles.  Our revenues are based primarily on the Company's levels of assets under management and fees associated with our various investment products.

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

Assets under management ("AUM") were $39.6 billion as of September 30, 2015, a decrease of 12.9% from AUM of $45.4 billion at June 30, 2015 and 15.7% from the September 30, 2014 AUM of $46.9 billion.  The third quarter 2015 decrease in AUM of $5.8 billion consisted of net cash outflows of $1.9 billion, $3.8 billion of market depreciation and recurring distributions, net of reinvestments, from open-end and closed-end funds of $0.1 million.  Average total AUM was $42.7 billion in the 2015 quarter versus $48.4 billion in the prior year period, a decrease of 11.8%.  Average AUM in our open-end equity funds, a key driver to our investment advisory fees, was $15.2 billion in the third quarter of 2015, falling 16.0% from the 2014 quarter average AUM of $18.1 billion.

In addition to management fees, we earn incentive fees for certain institutional client assets, certain assets attributable to preferred issues of our closed-end funds, to our GDL Fund (NYSE: GDL) and investment partnership assets.  As of September 30, 2015, assets under management with incentive based fees were $3.9 billion, a decrease of $1.0 billion, or 20.4%, from the $4.9 billion at June 30, 2015 and 13.3% lower than the $4.5 billion on September 30, 2014.

On May 12, 2015, a Form 10 was filed for the potential restructuring that will enable the Company to further increase its market focus.  Subsequently, we filed subsequent amendments over the course of several months with the most recent amendment having been filed on October 30, 2015.  On November 2, 2015, GAMCO announced that its Board of Directors had approved the spin-off of Associated Capital Group, Inc. (“AC”), which will include GAMCO’s alternative investment management business, its institutional research services business and financial assets.  The distribution is expected to occur at 11:59 p.m. on November 30, 2015 with GAMCO shareholders receiving one share of Associated Capital Group class A common stock for each share of GAMCO class A common stock held on November 12, 2015, the record date, and one share of Associated Capital Group class B common stock for each share of GAMCO class B common stock held on the record date.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 3rd Quarter 2015
				Fund
		Market		distributions,
	June 30,	appreciation/	Net cash	net of	September 30,
	2015	(depreciation)	flows	reinvestments	2015
Equities:
Open-end Funds	$15,984	$(1,289)	$(606)	$(14)	$14,075
Closed-end Funds	6,981	(663)	(5)	(108)	6,205
Institutional & PWM - direct	16,011	(1,497)	(1,324)	-	13,190
Institutional & PWM - sub-advisory	3,703	(345)	(56)	-	3,302
Investment Partnerships	937	(31)	41	-	947
SICAV (a)	152	(5)	27	-	174
Total Equities	43,768	(3,830)	(1,923)	(122)	37,893
Fixed Income:
Money-Market Fund	1,600	-	37	-	1,637
Institutional & PWM	46	-	(1)	-	45
Total Fixed Income	1,646	-	36	-	1,682
Total Assets Under Management	$45,414	$(3,830)	$(1,887)	$(122)	$39,575

(a)  Includes $45 million and $42 million of seed capital at June 30, 2015 and September 30, 2015, respectively.

Table II: Fund Flows - Year to date September 2015
				Fund
		Market		distributions,
	December 31,	appreciation/	Net cash	net of	September 30,
	2014	(depreciation)	flows	reinvestments	2015
Equities:
Open-end Funds	$17,684	$(1,210)	$(2,343)	$(56)	$14,075
Closed-end Funds	6,949	(541)	138	(341)	6,205
Institutional & PWM - direct	16,597	(1,372)	(2,035)	-	13,190
Institutional & PWM - sub-advisory	3,704	(202)	(200)	-	3,302
Investment Partnerships	905	(4)	46	-	947
SICAV (a)	135	(8)	47	-	174
Total Equities	45,974	(3,337)	(4,347)	(397)	37,893
Fixed Income:
Money-Market Fund	1,455	-	182	-	1,637
Institutional & PWM	58	-	(13)	-	45
Total Fixed Income	1,513	-	169	-	1,682
Total Assets Under Management	$47,487	$(3,337)	$(4,178)	$(397)	$39,575

(a)  Includes $71 million and $42 million of seed capital at December 31, 2014 and September 30, 2015, respectively.

Table III: AUM Summary				% Change From
	September 30,	June 30,	September 30,	June 30,	September 30,
	2015	2015	2014	2015	2014
Equities:
Open-end Funds	$14,075	$15,984	$17,458	(11.9%)	(19.4%)
Closed-end Funds	6,205	6,981	6,963	(11.1)	(10.9)
Institutional & PWM - direct	13,190	16,011	16,223	(17.6)	(18.7)
Institutional & PWM - sub-advisory	3,302	3,703	3,525	(10.8)	(6.3)
Investment Partnerships	947	937	899	1.1	5.3
SICAV (a)	174	152	121	14.5	43.8
Total Equities	37,893	43,768	45,189	(13.4)	(16.1)
Fixed Income:
Money-Market Fund	1,637	1,600	1,698	2.3	(3.6)
Institutional & PWM	45	46	60	(2.2)	(25.0)
Total Fixed Income	1,682	1,646	1,758	2.2	(4.3)
Total Assets Under Management	$39,575	$45,414	$46,947	(12.9)	(15.7)

(a)  Includes $42 million, $45 million and $70 million of seed capital at September 30, 2015, June 30, 2015 and September 30, 2014, respectively.

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared To Three Months Ended September 30, 2014

(Unaudited; in thousands, except per share data)
	2015	2014
Revenues
Investment advisory and incentive fees	$82,182	$92,591
Distribution fees and other income	12,301	15,727
Institutional research services	2,063	2,540
Total revenues	96,546	110,858
Expenses
Compensation	39,731	43,316
Management fee	2,682	3,756
Distribution costs	12,344	15,101
Other operating expenses	5,593	5,099
Total expenses	60,350	67,272
Operating income	36,196	43,586
Other income (expense)
Net gain from trading securities	(11,467)	(9,086)
Interest and dividend income	884	1,084
Interest expense	(1,917)	(1,987)
Total other income/(expense), net	(12,500)	(9,989)
Income before income taxes	23,696	33,597
Income tax provision	9,245	13,045
Net income	14,451	20,552
Net income/(loss) attributable to noncontrolling interests	(518)	(3,113)
Net income attributable to GAMCO Investors, Inc.'s shareholders	$14,969	$23,665

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.60	$0.94
Diluted	$0.59	$0.93

Overview

Net income attributable to shareholders of GAMCO for the quarter was $15.0 million, or $0.59 per fully diluted share, versus $23.7 million, or $0.93 per fully diluted share, in the prior year's quarter.  The quarter to quarter comparison was impacted by lower revenues, lower income from firm investments and increased stock compensation costs.

Revenues

Investment advisory and incentive fees for the third quarter 2015 were $82.2 million, 11.2% lower than the 2014 comparative figure of $92.6 million.  Open-end fund revenues decreased by 16.7% to $36.8 million from $44.2 million in the third quarter of 2014 driven by a 16.0% decrease in average open-end equity AUM.  Our closed-end fund revenues decreased 8.9% to $14.3 million in the third quarter 2015 from $15.7 million in 2014 due to a 7.6% decrease in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, decreased $2.0 million to $28.8 million from $30.8 million in third quarter 2014.  There were no incentive fees earned during the third quarter 2015. Incentive fees earned during the third quarter 2014 were $0.1 million.  Investment partnership revenues were $2.3 million, an increase of 27.8% from $1.8 million in third quarter 2014 due to an increase in average AUM resulting from a combination of market performance and net inflows.

Open-end fund distribution fees and other income were $12.3 million for the third quarter 2015, a decrease of $3.4 million or 21.7% from $15.7 million in the prior year period, primarily due to lower average AUM in open-end equity funds that generate distribution fees and decreased level of sales of load shares of open-end funds.

Our institutional research revenues were $2.1 million in the third quarter 2015 compared to $2.5 million reported in the prior year period.

Expenses

Compensation costs, which are largely variable, were $39.7 million or 8.3% lower than prior year compensation costs of $43.3 million.  The quarter over quarter decrease was comprised of a $3.1 million decrease in variable compensation related to the decreased levels of AUM partially offset by a $0.5 million increase in stock compensation expense recognized for RSAs issued in 2014 and a $1.0 million decrease in fixed compensation, primarily relating to reduced bonus accruals in the current quarter.

Management fee expense, which is wholly variable and based on pretax income, decreased to $2.7 million in the third quarter of 2015 from $3.8 million in the 2014 period.

Distribution costs were $12.3 million, a decrease of $2.8 million or 18.5% from $15.1 million in the prior year's period.  The decline in distribution costs was driven by lower AUM which resulted in reduced payments to third parties for distribution of $2.2 million and lower amortization of advanced commissions of $0.5 million.

Other operating expenses were $5.6 million in the third quarter of 2015, an increase of $0.5 million, or 9.8%, from $5.1 million in the third quarter of 2014.  The prior year quarter benefitted from insurance reimbursements of $0.8 million for legal and regulatory costs previously incurred and expensed.  Excluding these costs in the current quarter and reimbursements in the prior year quarter other operating expenses decreased $0.3, or 5.1% to $5.6 million in the third quarter of 2015 from $5.9 million in the prior year quarter.

Operating income for the third quarter of 2015 was $36.2 million, a decrease of $7.4 million, or 17.0%, from the $43.6 million in the third quarter of 2014.  Operating income, as a percentage of revenues, was 37.5% in the 2015 quarter as compared to 39.3% in the 2014 quarter.

Other

Total other expense was a net expense of $12.5 million for the third quarter 2015 versus a net expense of $10.0 million in the prior year's quarter.  Realized and unrealized losses in our trading portfolio were $11.5 million in the 2015 quarter versus $9.1 million in the 2014 quarter.  Interest and dividend income decreased to $0.9 million in the third quarter 2015 from $1.1 million in the third quarter 2014.  Interest expense decreased $0.1 million to $1.9 million in the third quarter 2015 from $2.0 million in the third quarter of 2014.

The effective tax rates ("ETR") for the three months ended September 30, 2015 and September 30, 2014 were 39.0% and 38.8%, respectively.  Excluding net income (loss) attributable to noncontrolling interests, the ETR was 38.2% and 35.5% for the third quarters of 2015 and 2014, respectively.  The ETR for the three months ended September 30, 2014 was reduced by 2.6% for a state refund.

Nine Months Ended September 30, 2015 Compared To Nine Months Ended September 30, 2014

(Unaudited; in thousands, except per share data)
	2015	2014
Revenues
Investment advisory and incentive fees	$257,563	$270,544
Distribution fees and other income	39,402	43,367
Institutional research services	6,130	6,720
Total revenues	303,095	323,631
Expenses
Compensation	127,627	131,258
Management fee	11,360	13,628
Distribution costs	39,747	44,087
Other operating expenses	19,271	17,036
Total expenses	198,005	206,009
Operating income	105,090	117,622
Other income
Net gain from trading securities	(614)	7,468
Interest and dividend income	3,227	3,557
Interest expense	(5,899)	(6,000)
Total other income/(expense), net	(3,286)	5,025
Income before income taxes	101,804	122,647
Income tax provision	38,547	44,796
Net income	63,257	77,851
Net income/(loss) attributable to noncontrolling interests	(589)	(2,718)
Net income attributable to GAMCO Investors, Inc.'s shareholders	$63,846	$80,569

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$2.55	$3.17
Diluted	$2.52	$3.15

Overview

Net income attributable to shareholders of GAMCO for the first nine months of 2015 was $63.8 million or $2.52 per fully diluted share versus $80.6 million or $3.15 per fully diluted share in the prior year's first nine months.  The period to period comparison was impacted by lower revenues, lower income from firm investments and increased stock compensation costs.

Revenues

Investment advisory and incentive fees for the nine months ended September 30, 2015 were $257.6 million, 4.8% below the comparable 2014 figure of $270.5 million.  Open-end fund revenues decreased by 8.7% to $117.0 million from $128.1 million in first nine months 2014 driven by a 8.3% decrease in average open-end equity AUM.  Our closed-end fund revenues decreased 1.5% to $44.6 million in the first nine months of 2015 from $45.3 million in 2014 due to a 1.3% decrease in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, decreased $2.4 million, or 2.6%, to $88.8 million from $91.2 million in first nine months of 2014.  During the first nine months of 2015 we earned $0.8 million in incentive fees versus the $0.9 million earned in the first nine months of 2014.  Investment partnership revenues were $6.3 million, an increase of 26.0% from $5.0 million for the nine months ended September 30, 2014 due to an increase in average AUM resulting from net inflows.

Open-end fund distribution fees and other income were $39.4 million for the first nine months of 2015, a decrease of $7.0 million or 15.1% from $46.4 million in the prior year period, primarily due to lower average AUM in open-end equity funds that generate distribution fees and decreased level of sales of load shares of open-end funds.

Our institutional research revenues were $6.1 million in the first nine months of 2015 versus $6.7 million in the prior year period.

Expenses

Compensation costs, which are largely variable, were $127.6 million, or 2.8% lower, than the prior year compensation costs of $131.3 million.  The $5.0 million decrease in variable compensation related to the decreased levels of AUM and a $0.3 million decrease in fixed compensation was partially offset by a $1.6 million increase in stock compensation expense recognized for RSAs issued in 2014.

Management fee expense, which is wholly variable and based on pretax income, decreased to $11.4 million for the nine months ended September 30, 2015 from $13.6 million in the 2014 period.

Distribution costs were $39.7 million, a decrease of $4.4 million or 10.0% from $44.1 million in the prior year's period.  The decline in distribution costs was driven by lower AUM which resulted in reduced payments to third parties for distribution of $2.7 million and lower amortization of advanced commissions of $1.6 million partially offset by $1.0 million of expenses in the current period for launching our first London stock exchange listed closed-end fund.

Other operating expenses were $19.3 million in the first nine months of 2015, an increase of $2.3 million, or 13.5%, from $17.0 million in the first nine months of 2014.  The current year period includes $1.5 million in costs associated with the possible restructuring that the Company is exploring while the prior year period benefitted from insurance reimbursements of $1.3 million for legal and regulatory costs previously incurred and expensed.  Excluding these costs in the current period and the reimbursements in the prior period other operating expenses decreased $0.5 million, or 2.7%, to $17.8 million in the first nine months of 2015 from $18.3 million in the first nine months of 2014.

Operating income for the first nine months of 2015 was $105.1 million, a decrease of $12.5 million, or 10.6%, from the $117.6 million in the first nine months of 2014.  Operating income, as a percentage of revenues, was 34.7% in the 2015 period as compared to 36.3% in the 2014 period.

Other

Total other income/(expense), net of interest expense, was $3.3 million for the first nine months of 2015 versus income of $5.0 million in the prior year's quarter.  Realized and unrealized gains in our trading portfolio were $614,000 in the 2015 period versus $7.6 million in the 2014 period.  The 2014 period included $4.1 million in gains related to sales and donations of one AFS security.  There are no similar gains in the 2015 period.  Interest and dividend income were $3.2 million in the 2015 period versus $3.6 million in the 2014 period.  Interest expense decreased to $5.9 million in the 2015 period compared to $6.0 million in the 2014 period.

The effective tax rate for the nine months ended September 30, 2015 was 37.9% as compared to the prior year period's effective rate of 36.5%.  Excluding net income (loss) attributable to noncontrolling interests, the ETR was 37.6% and 35.7% for the first nine months of 2015 and 2014, respectively.  The primary contributor to the lower ETR in the 2014 period was the donation of appreciated securities used to fund our shareholder designated charitable contribution program.

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

Summary cash flow data is as follows:
	Nine months ended
	September 30,
	2015	2014
Cash flows provided by (used in):	(in thousands)
Operating activities	$200,176	$122,150
Investing activities	(41,412)	2,593
Financing activities	(31,403)	23,222
Effect of exchange rates on cash and cash equivalents	8	5
Net increase	127,369	147,970
Cash and cash equivalents at beginning of period	298,224	210,451
Increase in cash from consolidation	10	-
Increase in cash from deconsolidation	13	-
Cash and cash equivalents at end of period	$425,616	$358,421

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

At September 30, 2015, we had total cash and cash equivalents of $425.6 million, an increase of $127.4 million from December 31, 2014.  Cash and cash equivalents of $0.1 million and investments in securities of $8.5 million held by consolidated investment partnerships and offshore funds may not be readily available for the Company to access.  Total debt outstanding at September 30, 2015 was $106.8 million, consisting of $6.8 million in Debentures (face value of $6.9 million) and $100 million of 5.875% senior notes due 2021.

For the nine months ended September 30, 2015, cash provided by operating activities was $200.2 million, an increase of $78.0 million from cash provided in the prior year period of $122.2 million.  Cash was provided through a decrease of $19.8 million in other assets, a $18.5 million decrease in net contributions and distributions to/from partnerships, a $6.7 million increase to accrued expenses and other liabilities, a decrease of $51.5 million in trading securities, a $6.9 million increase in payables to brokers, a decrease in receivable from brokers of $5.7, and $1.0 from other sources.  Reducing cash was an increase in investment advisory fees receivables collected of $7.3 million, a decrease in compensation payable of $10.1 million, a decrease in net income of $14.6 million and a decrease in income taxes payable and deferred tax liabilities of $0.1 million.  Cash used in investing activities, related to purchases and proceeds from sales of available for sale securities, was $41.4 million in the first nine months of 2015.  Cash used in financing activities in the first nine months of 2015 was $31.4 million including $5.3 million paid in dividends, $21.5 million paid for the purchase of treasury stock and $6.2 million for the repurchase of zero coupon subordinated debentures partially offset by $1.2 million in proceeds from the exercise of stock options.

For the nine months ended September 30, 2014, cash provided by operating activities was $122.2 million.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $2.6 million in the first nine months of 2014.  Cash provided by financing activities in the first nine months of 2014 was $23.2 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

We have two broker-dealers, G.research and G.distributors, which are subject to certain net capital requirements.  Both broker-dealers compute their net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for each broker-dealer at September 30, 2015.  At September 30, 2015, G.research had net capital, as defined, of approximately $8.3 million, exceeding the regulatory requirement by approximately $8.1 million, and G.distributors had net capital, as defined, of approximately $5.5 million, exceeding the regulatory requirement by approximately $5.2 million.  Net capital requirements for our affiliated broker-dealers may increase in accordance with rules and regulations to the extent they engage in other business activities.

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

With respect to our proprietary investment activities, included in investments in securities of $126.9 million and investments in sponsored registered investment companies of $115.0 million at September 30, 2015 were investments in open-end funds and closed-end funds, largely invested in equity products, of $119.4 million, a selection of common and preferred stocks totaling $121.8 million, and other investments of approximately $0.7 million.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $121.8 million invested in common and preferred stocks at September 30, 2015, $34.1 million represented our investment in Westwood Holdings Group Inc., and $71.7 million was invested by the Company in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Risk arbitrage generally involves announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At September 30, 2015, the fair value of securities sold, not yet purchased was $5.6 million.  Investments in partnerships totaled $101.0 million at September 30, 2015, $62.8 million of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of September 30, 2015 and December 31, 2014.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At September 30, 2015:
Equity price sensitive investments, at fair value	$208,490	$187,641	$229,339
At December 31, 2014:
Equity price sensitive investments, at fair value	$243,720	$219,348	$268,092

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on September 30, 2015, cash and cash equivalent balance of $425.6 million, a 1% increase in interest rates would increase our interest income by $4.3 million annually.  Given that our current return on these cash equivalent investments in this low interest rate environment is approximately 0.0% annually, an analysis of a 1% decrease is not meaningful.

Currency Risk

We operate offices outside the United States in London, Shanghai and Tokyo from which we perform sales, marketing and research activities.  In connection with these offices, we transact business in multiple currencies, primarily British Pounds and Japanese Yen.  We are a net payer of foreign currencies and therefore benefit from a strengthening U.S. dollar and are adversely affected when the U.S. dollar weakens relative to the foreign currencies.  We project our future currency needs on a net basis and may from time to time purchase foreign currencies or enter into foreign exchange forward contracts as a way to minimize our foreign exchange risk.  Historically these amounts have not been material.  In addition, we may use foreign exchange forward contracts to offset the foreign exchange risk on investments held in foreign denominated funds, including the Gabelli Value Plus+ Trust Ltd. which is denominated in British Pounds.  In May 2015, we entered into a foreign exchange forward contract to hedge the full value of our Gabelli Value Plus+ Trust Ltd. investment.  Absent such hedging strategies, a hypothetical 10% change in the U.S dollar to British Pound exchange rate would have increased or decreased the value of the investment we had in this fund on September 30, 2015 by $3.8 million.  Because this investment is classified as an AFS security, the net unrealized change on this investment due to currency fluctuation prior to the inception of the hedge would be included in other comprehensive income and after the inception would be included in net gain/(loss) from investments on the condensed consolidated statements of income.  Changes in fair value of the related designated hedge are also included in net gain/(loss) from investments on the condensed consolidated statements of income.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.  See Note A and the Company's Critical Accounting Policies in Management's Discussion and Analysis of Financial Condition and Results of Operations in GAMCO's 2014 Annual Report on Form 10-K filed with the SEC on March 6, 2015 for details on Critical Accounting Policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, GAMCO is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At September 30, 2015, we had equity investments, including open-end funds largely invested in equity products, of $241.9 million.  Investments in open-end funds and closed-end funds, $119.4 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships totaled $101.0 million, of which $62.8 million were invested in partnerships which invest in risk arbitrage.  Risk arbitrage is primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes are recorded as net gain from investments in the condensed consolidated statements of income while the available for sale portfolio changes are recorded in accumulated other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Co-Chief Accounting Officers ("CAOs"), to allow timely decisions regarding required disclosure.  Our CEO and CAOs participated in this evaluation and concluded that, as of the date of September 30, 2015, our disclosure controls and procedures were effective.

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

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company's financial condition, operations or cash flows at September 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended September 30, 2015:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
7/01/15 - 7/31/15	39,400	$68.59	39,400	319,902
8/01/15 - 8/31/15	63,348	62.64	63,348	756,554
9/01/15 - 9/30/15	69,259	55.46	69,259	687,295
Totals	172,007	$61.11	172,007

In August 2015, the Board of Directors increased the buyback authorization by 500,000 shares of GBL Class A stock.  Our stock repurchase program is not subject to an expiration date.

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

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer	Title: Co-Chief Accounting Officer

Date: Novermber 4, 2015	Date: November 4, 2015