Form 10-K
period 2015-12-31
GAMCO INVESTORS, INC. ET AL
filed 2016-03-15
CIK 1060349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $428,988,824.

As of March 1, 2016, 10,684,107 shares of class A common stock and 19,106,792 shares of class B common stock were outstanding. 18,373,741 shares of class B common stock were held by a subsidiary of GGCP, Inc.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement relating to the 2016 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

GAMCO Investors, Inc.

Annual Report on Form 10-K For the Fiscal Year Ended December 31, 2015

Part I
	Item 1	Business	4
		Overview	4
		Business Strategy	5
		Business Description	7
		Assets Under Management	9
		Mutual Fund Distribution, Institutional Research, Brokerage, and Underwriting	11
		Competition	12
		Intellectual Property	12
		Regulation	12
		Personnel	13
	Item 1A	Risk Factors	14
	Item 1B	Unresolved Staff Comments	21
	Item 2	Properties	21
	Item 3	Legal Proceedings	21
	Item 4	Mine Safety Disclosures	21
Part II
	Item 5	Market For The Registrant's Common Equity, Related Stockholder Matters And Issuer
		Purchases Of Equity Securities	21
	Item 6	Selected Financial Data	24
	Item 7	Management's Discussion And Analysis Of Financial Condition And Results Of Operations	26
	Item 7A	Quantitative And Qualitative Disclosures About Market Risk	40
	Item 8	Financial Statements And Supplementary Data	41
	Item 9	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure	76
	Item 9A	Controls And Procedures	76
	Item 9B	Other Information	76
Part III
	Item 10	Directors, Executive Officers and Corporate Governance	77
	Item 11	Executive Compensation	77
	Item 12	Security Ownership Of Certain Beneficial Owners And Management And Related
		Stockholder Matters	77
	Item 13	Certain Relationships And Related Transactions, and Director Independence	77
	Item 14	Principal Accountant Fees And Services	77
Part IV
	Item 15	Exhibits, Financial Statement Schedules	78

		Signatures	81
		Power of Attorney	82
		Computation of Ratios of Earnings to Fixed Charges
		Subsidiaries of GAMCO Investors, Inc.
		Consent of Independent Registered Public Accounting Firm

	Certifications	Exhibit 31.1
		Exhibit 31.2
		Exhibit 31.3
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

Overview

GAMCO Investors, Inc. (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware, is a widely-recognized provider of investment advisory services to open and closed-end funds, institutional and private wealth management investors principally in the United States.   We generally manage assets on a discretionary basis and invest in securities through various investment styles.  Our revenues are based primarily on assets under management (“AUM”) and to a lesser extent, incentive fees.

Since our inception in 1977, we are identified with our research driven approach to equity investing and our proprietary Private Market Value (PMV) with a Catalyst™ stock selection process.  Over the last 38 years, the firm has generated over $22.9 billion in investment returns for our institutional and private wealth management clients.

Following the spin-off (“Spin-off”) of Associated Capital Group, Inc. (“AC”) on November 30, 2015, as of December 31, 2015, we had $38.7 billion of AUM principally through our two registered investment advisers: GAMCO Asset Management Inc. (“Institutional and Private Wealth Management”) and Gabelli Funds, LLC (“Funds”). G.distributors, LLC (“G.distributors”) acts as an underwriter and distributor of our open-end funds.

Our AUM are organized into three groups:

●	Institutional and Private Wealth Management: We provide advisory services to a broad range of investors, including corporate retirement plans, foundations, endowments, jointly-trusteed plans and public funds, private wealth clients and also serve as sub-advisor to third party investment funds including registered investment companies (“Institutional and Private Wealth Management”). On December 31, 2015, we had $16.8 billion of Institutional and Private Wealth Management AUM.

●	Open and Closed-End Funds: We provide advisory services to twenty-one open-end funds and fourteen closed-end funds under Gabelli, GAMCO and Comstock brands (collectively, the “Funds”). The Funds had $21.8 billion of AUM on December 31, 2015. Additionally, we provide administrative services to seven open-end funds, with AUM of $1.2 billion on December 31, 2015, under the TETON Westwood brand.

●	SICAV: We provide advisory services to one fund under the GAMCO brand, the GAMCO International SICAV (the “SICAV”). The SICAV has two sub-fund strategies, the GAMCO Merger Arbitrage Fund and the GAMCO All Cap Value Fund. The GAMCO All Cap Value strategy had $37 million of AUM on December 31, 2015. The GAMCO Merger Arbitrage strategy is managed by AC.

GBL is a holding company incorporated in April 1998 in advance of our initial public offering (“Offering”) in February 1999.  GGCP Holdings, LLC, a subsidiary of GGCP, Inc. owns a majority of the outstanding shares of Class B Common Stock (“Class B Stock”) of GBL.  Such ownership represented approximately 91% of the combined voting power of the outstanding common stock and approximately 62% of the equity interest on December 31, 2015.  Gabelli Securities, Inc. (“GSI”), a majority controlled subsidiary of AC, owns 4,393,055 shares of Class A Common Stock (“Class A Stock”) representing approximately 15% of the equity interest and approximately 2% of the combined voting power on December 31, 2015.  GGCP, Inc. is majority-owned by Mr. Mario J. Gabelli (“Mr. Gabelli”).   AC is majority-owned by GGCP Holdings, LLC.  Accordingly, Mr. Gabelli is deemed to control GBL.

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

During 2015, we returned $34.7 million to shareholders through dividends and our stock buyback program.  We paid $7.5 million, or $0.28 per share, in cash dividends to our common shareholders and repurchased 426,628 shares at an average investment of $63.85 per share or $27.2 million (413,228 at an average investment of $64.86 per share prior to the distribution of AC on November 30, 2015 and 13,400 shares at an average price of $32.56 following the distribution of AC).

Since the Offering, we have returned to shareholders $914.3 million in total, of which $486.3 million was in the form of dividends and $428.0 million was through stock buybacks of 9,552,653 shares at an average investment of $44.81 per share.  9,539,253 of these shares were purchased prior to the spin-off of AC to GBL shareholders.  The December 31, 2015 closing prices of GBL and AC shares on the NYSE were $31.04 and $30.50, respectively.

On March 20, 2009, we distributed our ownership in Teton, the advisor to the TETON Westwood funds, to our shareholders.  At the time of the distribution the stock price of Teton was $2.75 per share.  At December 31, 2015 the stock price of Teton was $49.00 per share.

On November 30, 2015, we distributed our ownership in Associated Capital Group, Inc. and its subsidiaries along with certain cash and other assets, to our shareholders.  AC owns and operates, directly or indirectly, the alternatives and the institutional research businesses previously owned and operated by GBL.  Subsequent to the Spin-off, GAMCO no longer consolidates the financial results of AC for the purposes of its own financial reporting and the historical financial results of AC have been reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented within this report.  Historical AUM have similarly been adjusted to remove AUM managed by AC.

Business Strategy

Our business strategy targets global growth of the franchise through continued leveraging of our proven asset management strengths including our brands, long-term performance record, diverse product offerings and experienced investment, research and client relationship professionals.  In order to achieve performance and growth in AUM and profitability, we are pursuing a strategy which includes the following key elements:

●	Gabelli “Private Market Value (PMV) with a CatalystTM” Investment Approach. While we have expanded our investment product offerings, our “value investing” approach remains the core of our business. This method is based on and has evolved from the value investing principles articulated by Graham & Dodd in 1934 and enhanced by Roger Murray and Bruce Greenwald, and has been further augmented by Mr. Gabelli, CFA, with his development of Private Market Value (PMV) with a CatalystTM value investment methodology.

Private Market Value (PMV) with a CatalystTM investing is a disciplined, research-driven approach based on intensive security analysis.  In this process, we generally select stocks whose intrinsic value, based on our estimate of current asset value and future growth and earnings power, is significantly different from the value reflected in the public market.  We then calculate the stock’s PMV, which is defined as the price an informed industrial buyer would likely pay to acquire the business.

●	Establishing Relationship Offices. We have nine offices including New York, Chicago, Greenwich, London, Palm Beach, Reno, Shanghai, St. Louis and Tokyo. We will continue to evaluate adding additional offices throughout the world.

●	Incentive Fees. Since a growing percentage of the firm's revenues may be directly linked to performance-based fees (largely recognized in the fourth quarter), this may increase the variability of our revenues and profits. As of December 31, 2015, approximately $2.7 billion of our AUM are managed on a performance fee basis including $1.6 billion of Institutional and Private Wealth Management assets, $729 million of preferred issues of closed-end funds and $364 million in The GDL Fund.

●	Expanding Mutual Fund Distribution. We continue to expand our distribution network primarily through national and regional brokerage firms and have developed additional classes of shares for most of our mutual funds for sale through these firms and other third party distribution channels. We have increased our wholesaling efforts to market the multi-class shares, which have been designed to meet the needs of investors who seek advice through financial consultants.

●	Increasing Presence in Private Wealth Management Market. Our private wealth management business focuses, in general, on serving clients who have established an account relationship of $2.5 million or more with us. According to industry estimates, the number of households with over $2.5 million in investable assets will continue to grow, subject to ups and downs in the equity and fixed income markets. With our 38-year history of serving this segment, long-term performance record, customized portfolios tax-sensitive investment strategy, brand name recognition and broad array of product offerings, we believe that we are well-positioned to capitalize on the growth opportunities in this market.

●	Increasing Marketing for Institutional and Private Wealth Management. The Institutional and Private Wealth Management business was principally developed through direct marketing channels. We plan to augment our institutional sales force through the addition of staff to market directly to the consultant community as well as through our traditional marketing channels.

●	Attracting and Retaining Experienced Professionals. We offer significant variable compensation that provides opportunities to our staff. The ability to attract and retain highly-experienced investment and other professionals with a long-term commitment to us and our clients has been, and will continue to be, a significant factor in our long-term growth.

●	Hosting of Institutional Investor Symposiums. We have a tradition of sponsoring institutional investor symposiums that bring together prominent portfolio managers, members of academia and other leading business professionals to present, discuss and debate current issues and topics in the investment industry. These symposiums have included:

-2015	“Capital Allocation – The Tug of War”
-2013	“Value Investing 20 Years Later: A Celebration of the Roger Murray Lecture Series”
-2006	“Closed-End Funds: Premiums vs. Discounts, Dividends and Distributions”
-2003	“Dividends, Taxable versus Non-Taxable Issues”
-2001 -1998	“Virtues of Value Investing” “The Role of Hedge Funds as a Way of Generating Absolute Returns”
-1997	“Active vs. Passive Stock Selection”

●	Capitalizing on Acquisitions, Alliances and Lift-outs. We intend to selectively and opportunistically pursue acquisitions, alliances and lift-outs that will broaden our product offerings and add new sources of distribution. On October 1, 1999, we completed our alliance with Mathers and Company, Inc. and now act as investment advisor to the GAMCO Mathers Fund, and in May 2000, we added Comstock Partners Funds, Inc., (renamed Comstock Funds, Inc.). The Mathers and Comstock funds are part of our Non-Market Correlated mutual fund product line. In November 2002, we completed our alliance with Woodland Partners LLC, a Minneapolis-based investment advisor focused on investing in small capitalization companies. On March 11, 2008, Gabelli Funds, LLC (“Funds Advisor”) assumed the role of investment advisor to the AXA Enterprise Mergers and Acquisitions Fund, subsequently renamed Gabelli Enterprise Mergers and Acquisitions Fund, a fund that had been sub-advised by GAMCO since the fund’s inception on February 28, 2001. On August 1, 2010, the clients of Florida-based NMF Asset Management became part of the Institutional and Private Wealth Management operation of GAMCO Asset Management Inc. (“GAMCO Asset”). On November 2, 2015, the investment team of Dinsmore Capital, a specialist in convertible bond investing and formerly the manager of The Bancroft Fund and the Ellsworth Growth & Income Fund joined Gabelli Funds.

We believe that our growth to date is traceable to the following factors:

●	Strong Industry Fundamentals: According to data compiled by the U.S. Federal Reserve, the investment management industry has grown faster than more traditional segments of the financial services industry, including the banking and insurance industries. Since GBL began managing assets for institutional and private wealth management clients in 1977, world equity markets have grown at a 10.2% compound annual growth rate through December 31, 2015 to approximately $64.6 trillion(a). The U.S. equity market comprises about $23.5 trillion(a) or roughly 36% of world equity markets. We believe that demographic trends and the growing role of money managers in the placement of capital compared to the traditional role played by banks and life insurance companies will result in continued growth of the investment management industry.

●	Long-Term Performance: We have a superior long-term record of achieving relatively high returns for our Institutional and Private Wealth Management clients. We believe that our performance record represents a competitive advantage and a recognized component of our franchise.

●	Stock Market Gains: Since we began managing for institutional and private wealth management clients in 1977, our traditional value-oriented Institutional and Private Wealth Management composite has earned a compound annual return of 16.2% gross and 15.3% net of fees versus a compound annual return of 11.5% for the S&P 500 through December 31, 2015. For 2015, the GAMCO composite declined 5.5% gross and 6.0% net of fees versus a gain of 1.4% for the S&P 500.

●	Widely-Recognized “Gabelli” and “GAMCO” Brand Names: For much of our history, our portfolio managers and investment products have been featured in a variety of financial print media, including both U.S. and international publications such as The Wall Street Journal, Financial Times, Money Magazine, Barron's, Fortune, Business Week, Nikkei Financial News, Forbes Magazine, Consumer Reports and Investor's Business Daily. We also underwrite publications written by our investment professionals, including Deals…Deals…and More Deals, which examines the history of merger arbitrage and Global Convertible Investing: The Gabelli Way, a comprehensive guide to effective investing in convertible securities.

●	Diversified Product Offerings: Since the inception of our investment management activities, we have sought to expand the breadth of our product offerings. We currently offer a wide spectrum of investment products and strategies, including product offerings in U.S. equities, U.S. fixed income, global and international equities, and convertible securities.

Business Description

Our AUM's are clustered in two groups:  Institutional and Private Wealth Management and Funds.

Institutional and Private Wealth Management: At December 31, 2015, we had $16.8 billion of AUM in approximately 1,800 Institutional and Private Wealth Management accounts, representing 43.5% of our total AUM.  The Private Wealth Management clients – defined as individuals generally having minimum investable assets of $5 million comprised approximately 79% of the total number of management accounts and approximately $4.9 billion, or 29%, of the Institutional and Private Wealth Management assets as of December 31, 2015.  We believe that Private Wealth Management clients for taxable portion of their assets are attracted to us by our returns and the tax efficient nature of the underlying investment process.  As of December 31, 2015, institutional client accounts represented approximately $6.8 billion, or 41%, of the Institutional and Private Wealth Management assets and 9% of the accounts.  Foundation and endowment fund assets represented 11% of the number of Institutional and Private Wealth Management accounts and approximately $1.6 billion, or 10%, of the Institutional and Private Wealth Management AUM.  The sub-advisory clients, (where we act as sub-advisor to third party investment funds) held approximately $3.4 billion, or 20%, of total Institutional and Private Wealth Management assets with 1% of the total number of accounts.

The ten largest Institutional and Private Wealth Management relationships comprised approximately 41% of GAMCO Asset Management AUM and approximately 18% of our total AUM and approximately 23% of GAMCO Asset Management revenues and approximately 7% of our total revenues for the year ended December 31, 2015.

In general, our Institutional and Private Wealth Management AUM are managed to meet the specific needs and objectives of each client by utilizing investment strategies that are within our areas of expertise: “all cap value”, “large cap value”, “small cap value”, “large cap growth”, “international growth” and “convertible”.

Investment advisory agreements for our Institutional and Private Wealth Management clients are typically subject to termination by the client without penalty on 30 days’ notice or less.

(a) Source: Birinyi Associates, LLC

Open and Closed-End Funds:  We provide advisory services to twenty-one open-end funds and fourteen closed-end funds.  At December 31, 2015, we had $21.8 billion of AUM in open-end and closed-end funds, representing 56.4% of our total AUM.  Our equity funds and closed-end funds were $20.3 billion in AUM on December 31, 2015, 17.5% below the $24.6 billion on December 31, 2014.

Open-end Funds

On December 31, 2015, we had $13.8 billion of AUM in twenty open-end equity funds and $1.5 billion in our Gabelli U.S. Treasury Money Market Fund.  We market our open-end funds primarily through third party distribution programs, including no-transaction fee (“NTF”) programs, and have developed additional share classes for many of our funds for distribution through additional third party distribution channels.  At December 31, 2015, third party distribution programs accounted for approximately 80% of all assets in open-end equity funds.  At December 31, 2015, approximately 20% of our AUM in open-end, equity funds was sourced through direct sales relationships.

Closed-end Funds

We act as investment advisor to fourteen closed-end funds, thirteen of which trade on the NYSE or its affiliated exchange: Gabelli Equity Trust (GAB), GDL Fund (GDL), Gabelli Multimedia Trust (GGT), Gabelli Healthcare & Wellness Rx Trust (GRX), Gabelli Convertible and Income Securities Fund (GCV), Gabelli Utility Trust (GUT), Gabelli Dividend & Income Trust (GDV), Gabelli Global Utility & Income Trust (GLU), GAMCO Global Gold, Natural Resources & Income Trust (GGN), GAMCO Natural Resources, Gold & Income Trust (GNT), The Gabelli Global Small and Mid Cap Value Trust (GGZ), the Bancroft Fund Ltd. (BCV) and the Ellsworth Growth and Income Fund Ltd. (ECF).  In 2015, we launched the Gabelli Value Plus+ Trust Plc (GVP) that trades on the London Stock Exchange.  As of December 31, 2015, the fourteen closed-end funds had total assets of $6.5 billion, representing 29.8% of the total assets in our Funds business.

Assets Under Management

The following table sets forth total AUM by product type as of the dates shown:

Assets Under Management
By Product Type
(Dollars in millions)
						%
	At December 31,					Change
	2011 (b)	2012 (b)	2013 (b)	2014 (b)	2015	2015/2014
Equity:
Open-end Funds	$12,273	$12,502	$17,078	$17,684	$13,811	(21.9%)
Closed-end Funds	5,799	6,288	6,945	6,949	6,492	(6.6)
Institutional & Private Wealth Management
Direct	10,853	12,030	16,486	16,597	13,366	(19.5)
Sub-advisory	2,600	2,924	3,797	3,704	3,401	(8.2)
SICAV	-	-	-	-	37	n/m
Total Equity	31,525	33,744	44,306	44,934	37,107	(17.4)
Fixed Income:
Money Market Mutual Fund (a)	1,824	1,681	1,735	1,455	1,514	4.1
Institutional & Private Wealth Management	26	60	62	58	38	(34.5)
Total Fixed Income	1,850	1,741	1,797	1,513	1,552	2.6
Total AUM	$33,375	$35,485	$46,103	$46,447	$38,659	(16.8)

Breakdown of Total AUM:
Funds	19,896	20,471	25,758	26,088	21,817	(16.4)
Institutional & Private Wealth Management
Direct	10,879	12,090	16,548	16,655	13,404	(19.5)
Sub-advisory	2,600	2,924	3,797	3,704	3,401	(8.2)
SICAV	-	-	-	-	37	n/m
Total AUM	$33,375	$35,485	$46,103	$46,447	$38,659	(16.8%)

(a)	The Fund is 100% invested in short-term U.S. Treasury obligations which have remaining maturities of 397 days or less.
(b)	Historical AUM has been restated to remove the AUM managed by AC.

Summary of Investment Products

We manage assets in the following wide spectrum of investment products and strategies, many of which are focused on fast-growing areas:

U.S. Equities:	Global and International Equities:
All Cap Value	International Growth
Large Cap Value	Global Growth
Large Cap Growth	Global Value
Mid Cap Value	Global Telecommunications
Small Cap Value	Multimedia
Small Cap Growth	Gold
Natural Resources
Income	U.S. Fixed Income:
Utilities	Corporate
Non-Market Correlated	Government
Option Income	Asset-backed
Intermediate
Convertible Securities:	Short-term
Convertible Securities

Additional Information on Mutual Funds

Through Funds Advisor, we act as advisor to all of the Funds, except with respect to the GAMCO Mathers Fund for which GAMCO Asset Management Inc. act as the advisor.

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

Our marketing efforts for the open-end funds are currently focused on increasing the distribution and sales of our existing funds as well as creating new products for sale through our distribution channels.  We believe that our marketing efforts for the funds will continue to generate additional revenues from investment advisory fees.  We had traditionally distributed most of our open-end funds by using a variety of direct response marketing techniques, including telemarketing and advertising, and as a result we maintain direct relationships with many of our no-load open-end fund shareholders.  Beginning in late 1995, we expanded our product distribution by offering several of our open-end funds through third party distribution programs, including NTF programs.  In 1998 and 1999, we further expanded these efforts to include substantially all of our open-end funds in third party distribution programs.  Approximately 20% of the AUM in the open-end equity funds are still attributable to our direct response marketing efforts.  Third party distribution programs have become an increasingly important source of asset growth for us.  Of the $13.8 billion of AUM in the open-end equity funds as of December 31, 2015, approximately 80% were generated through third party distribution programs.  We are responsible for paying the service and distribution fees charged by many of the third party distribution programs, although a portion of such service fees under certain circumstances are payable by the funds.  The multi-class shares are available in all of the Gabelli Funds, with the exception of the Gabelli Capital Asset Fund and the GAMCO Mathers Fund.  We believe that the use of multi-class shares will expand the distribution of our open-end funds into the advised sector of the mutual fund investment community.  During 2003, we introduced Class I shares, which are no-load shares with higher minimum initial investment and without distribution fees available directly through G.distributors or brokers that have entered into selling agreements with respect to Class I shares.  The no-load shares are designated as Class AAA shares and are available for new and current investors.  In general, distribution through third party programs has greater variable cost components and lower fixed cost components than distribution through our traditional direct sales methods.

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

Mutual Fund Distribution

G.distributors, a wholly-owned subsidiary of GBL, is a broker-dealer registered under the Securities Exchange Act of 1934 and is regulated by FINRA.  G.distributors' revenues are derived primarily from the distribution of our open-end funds.  G.distributors distributes our open-end funds pursuant to distribution agreements with each fund.  It also distributes the TETON Westwood Funds.  Under each distribution agreement with an open-end fund, G.distributors offers and sells such open-end fund's shares on a continuous basis and pays the majority of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of third party distribution programs, financial intermediaries and G.distributors sales personnel.  G.distributors receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 (“12b-1”) of the Company Act.  Distribution fees from the open-end funds are computed daily based on average net assets.  Distribution fees from the open-end funds amounted to $47.7 million, $56.1 million and $47.4 million while payments to third-parties for selling the open-end funds totaled $45.8 million, $53.8 million and $45.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.  G.distributors is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end, back-end or no sales charge.  Underwriting fees and sales charges retained amounted to $1.0 million, $2.7 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The market for providing investment management services to Institutional and Private Wealth Management clients is also highly competitive.  Approximately 35% of our investment advisory fee revenue for the year ended December 31, 2015 was derived from our Institutional and Private Wealth Management.  Selection of investment advisors by U.S. institutional investors is often subject to a screening process and to favorable recommendations by investment industry consultants.  Many of these investors require their investment advisors to have a successful and sustained performance record, often five years or longer with focus also on one-year and three-year performance records.  We have significantly increased our AUM on behalf of U.S. institutional investors since our entry into the institutional asset management business in 1977.

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

Regulation

Virtually all aspects of our businesses are subject to various federal, state and foreign laws and regulations.  These laws and regulations are primarily intended to protect investment advisory clients and shareholders of investment funds. Under such laws and regulations, agencies that regulate investment advisors and broker-dealers have broad powers, including the power to limit, restrict or prohibit such an advisor or broker-dealer from carrying on its business in the event that it fails to comply with such laws and regulations.  In such an event, the possible sanctions that may be imposed include civil and criminal liability, the suspension of individual employees, injunctions, limitations on engaging in certain lines of business for specified periods of time, revocation of the investment advisor and other registrations, censures, and fines.

Our business is subject to extensive regulation at the federal, state and foreign level by the SEC and other regulatory bodies.  Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940 (“Advisers Act”), and the funds are registered with the SEC under the Company Act.  We also have a subsidiary that is registered as a broker-dealer with the SEC and is subject to regulation by FINRA and various states.

The subsidiaries of GBL that are registered with the Commission under the Advisers Act (Funds Advisor, Gabelli Fixed Income LLC and GAMCO Asset) are regulated by and subject to examination by the SEC.  The Advisers Act imposes numerous obligations on registered investment advisors including fiduciary duties, disclosure obligations and record keeping, operational and marketing requirements.  The Commission is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment advisor's registration.  The failure of an advisory subsidiary to comply with the requirements of the SEC could have a material adverse effect on us.

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

In its capacity as a broker-dealer, G.distributors is required to maintain certain minimum net capital amounts.  These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made or cash dividends paid if certain minimum net capital requirements are not met.  G.distributors’ net capital, as defined, met or exceeded all minimum requirements as of December 31, 2015.  As a registered broker-dealer, G.distributors is also subject to periodic examination by FINRA, the SEC and the states.

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

Investments by GBL and on behalf of our advisory clients and investment funds often represent a significant equity ownership position in an issuer's class of stock.  As of December 31, 2015, we had five percent or more beneficial ownership with respect to 116 equity securities.  This activity raises frequent regulatory, legal, and disclosure issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers' shareholder rights plans or “poison pills,” and various federal and state regulatory limitations, including state gaming laws and regulations, federal communications laws and regulations and federal and state public utility laws and regulations, as well as federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions.  Our failure to comply with these requirements could have a material adverse effect on us.

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

We and certain of our affiliates are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies.  In connection with our office in London and our plans to market certain products in Europe, we are required to comply with the laws of the United Kingdom and other European countries regarding these activities.  Our subsidiary, GAMCO Asset Management (UK) Limited, is regulated by the Financial Conduct Authority (“FCA”).  In connection with our registration in the United Kingdom, we have minimum capital requirements that have been consistently met or exceeded.  We opened offices in Shanghai and Tokyo and therefore are subject to national and local laws in those jurisdictions.  We are subject to requirements in numerous jurisdictions regarding reporting of beneficial ownership positions in securities issued by companies whose securities are publicly-traded in those countries.

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

See Item 3: LEGAL PROCEEDINGS below.

Personnel

On February 29, 2016, we had a full-time staff of 168 individuals, of whom 45 served in the portfolio management, portfolio management support and trading areas (including 23 portfolio managers for the Funds, Institutional and Private Wealth Management), 59 served in the marketing and shareholder servicing areas and 64 served in the administrative area.

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

Substantially all of our revenues are directly related to the amount of our AUM. Under our investment advisory contracts with our clients, the investment advisory fees we receive are typically based on the market value of AUM.  In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Funds Advisor or Teton Advisors, Inc. (“Teton”) over time pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Company Act.  Rule 12b-1 fees typically are based on the average AUM and represented approximately 12.5%, 13.3% and 12.5% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively.  Accordingly, a decline in the prices of securities generally may cause our revenues and net income to decline by either causing the value of our AUM to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees.  The securities markets are highly volatile, and securities prices may increase or decrease for many reasons beyond our control, including but not limited to economic and political events, war (whether or not directly involving the U.S.), acts of terrorism, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties, bond default risks, sovereign debt crisis and other factors that are difficult or impossible to predict.  If a decline in securities prices caused our revenues to decline, it could have a material adverse effect on our earnings.

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

Under the Company Act, an investment management agreement with a fund must provide for its automatic termination in the event of its assignment. The fund’s board and shareholders must vote to continue the agreement following its assignment, the cost of which ordinarily would be borne by us.  Under the Advisers Act, a client’s investment management agreement may not be “assigned” by the investment advisor without the client’s consent.  An investment management agreement is considered to be assigned to another party when a controlling block of the advisor’s ownership is transferred.  In our case, an assignment of our investment management agreements may occur if, among other things, we sell or issue a certain number of additional common shares in the future.  We cannot be certain that our clients will consent to assignments of our investment management agreements or approve new agreements with us if an assignment occurs.  Under the Company Act, if a fund’s investment advisor engages in a transaction that results in the assignment of its investment management agreement with the fund, the advisor may not impose an “unfair burden” on that fund as a result of the transaction for a two-year period after the transaction is completed.  The term “unfair burden” has been interpreted to include certain increases in investment advisory fees.  This restriction may discourage potential purchasers from acquiring a controlling interest in our company.

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

Since our Offering in 1999, Mr. Gabelli, through his control and majority ownership of GGCP, has beneficially owned a majority of our outstanding Class B Stock, representing 91% of voting control.  As long as Mr. Gabelli indirectly beneficially owns a majority of the combined voting power of our common stock, he will have the ability to elect all of the members of our Board of Directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the common stock.  In addition, Mr. Gabelli will be able to determine the outcome of matters submitted to a vote of our shareholders for approval and will be able to cause or prevent a change in control of our company.  As a result of Mr. Gabelli's control, none of our agreements with Mr. Gabelli and other companies controlled by him can be assumed to have been arrived at through “arm's-length” negotiations, although we believe that the parties endeavor to implement market-based terms.  There can be no assurance that we would not have received more favorable terms, or offered less favorable terms to, an unaffiliated party.

On February 6, 2008, Mr. Gabelli entered into an amended and restated employment agreement (the “2008 Employment Agreement”) with the Company, which was initially approved by the Company’s shareholders on November 30, 2007 and approved again on May 6, 2011 and May 5, 2015, and which limits his activities outside of the Company.  Under the 2008 Employment Agreement, the manner of computing Mr. Gabelli’s remuneration from GAMCO is unchanged.

Mr. Gabelli has agreed that while he is employed by us he will not provide investment management services outside of GAMCO, except for certain permitted accounts.  These permitted accounts, excluding personal accounts, held assets at December 31, 2015 and 2014 of approximately $266.8 million and $248.4 million, respectively.  Mr. Gabelli continues to be a member of the team that manages the TETON Westwood Mighty MitesSM Fund, whose advisor, Teton, was spun-off from GBL in March 2009.  The assets in the TETON Westwood Mighty MitesSM Fund at December 31, 2015 were $1.1 billion.  The 2008 Employment Agreement may not be amended without the approval of the Compensation Committee and Mr. Gabelli.

We depend on Mr. Gabelli and other key personnel.

We are dependent on the efforts of Mr. Gabelli, our Chairman of the Board, Chief Executive Officer and the primary portfolio manager for a significant majority of our AUM.  The loss of Mr. Gabelli's services could have a material adverse effect on us.

In addition to Mr. Gabelli, our future success depends to a substantial degree on our ability to retain and attract other qualified personnel to conduct our investment management business.  The market for qualified portfolio managers is extremely competitive.  We anticipate that it will be necessary for us to add portfolio managers and investment analysts as we further diversify our investment products and strategies.  There can be no assurance, however, that we will be successful in our efforts to recruit and retain personnel.  In addition, our investment professionals and senior marketing personnel have direct contact with our Institutional and Private Wealth Management clients, which can lead to strong client relationships.  The loss of these personnel could jeopardize our relationships with certain Institutional and Private Wealth Management clients, and result in the loss of such accounts.  The loss of key management professionals or the inability to recruit and retain sufficient portfolio managers and marketing personnel could have a material adverse effect on our business.

There may be adverse effects on our business from a decline in the performance of the securities markets.

Our results of operations are affected by many economic factors, including the performance of the securities markets.  The securities markets in general have experienced significant volatility, and such volatility may continue or increase in the future.  At December 31, 2015, approximately 96% of our AUM were invested in portfolios consisting primarily of equity securities. Any decline in the securities markets, in general, and the equity markets, in particular, could reduce our AUM and consequently reduce our revenues.  In addition, any such decline in the equity markets, failure of these markets to sustain their prior levels of growth, or continued short-term volatility in these markets could result in investors withdrawing from the equity markets or decreasing their rate of investment, either of which would be likely to adversely affect us.  Also, from time to time, a relatively high proportion of the assets we manage may be concentrated in particular economic or industry sectors.  A general decline in the performance of securities in those industry sectors could have an adverse effect on our AUM and revenues.

Since the separation, certain of our directors and officers may have actual or potential conflicts of interest because of their positions or relationships with AC.

Since the separation of AC from GAMCO, Mario J. Gabelli has continued to serve as our Chairman and Chief Executive Officer and also serves as Chairman and Chief Executive Officer of AC.  Our Director, Marc Gabelli, is a son of Mario J. Gabelli and also serves as President and Director of AC. Marc Gabelli continues to have responsibilities relating to GAMCO, including continuing to serve on the GAMCO Board and participating on GAMCO’s portfolio management team.  Kevin Handwerker, GAMCO’s Executive Vice President, General Counsel and Secretary, also serves AC in the same capacities.  In addition, some of our portfolio managers and employees will be provided to AC pursuant to the Transitional Services Agreement with AC and will be officers or employees of AC.  Such dual assignments could create, or appear to create, potential conflicts of interest when our and AC’s officers and directors face decisions that could have different implications for the two companies.

Also, some of our directors, executive officers, portfolio managers and teammates own shares of AC common stock and AC restricted stock awards (“RSAs”) or other AC equity awards.

Mario J. Gabelli is deemed to control AC by his control of GGCP Holdings, LLC, an intermediate subsidiary of GGCP, Inc., a private company controlled by Mario J. Gabelli.

In addition, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between GAMCO and AC regarding the terms of the agreements governing the separation and the relationship thereafter between the companies. The executive officers and other personnel of AC who serve as directors or executive management of GAMCO may interpret these agreements in their capacity as AC employees in a manner that would adversely affect the business of GAMCO.

Also, certain subsidiaries of AC are investment advisers.  The executive officers and other personnel of AC who also serve as directors or executive management of GAMCO may be confronted with the possibility of making decisions in their AC capacity that would adversely affect the business of GAMCO.

Both GAMCO and AC expect to be vigilant in attempting to identify and resolve any potential conflicts of interest, including but not limited to the types described above, at the earliest possible time.  However, there can be no guarantee that the interests of GAMCO may not be adversely affected at some point by such a conflict.

Our reputation is critical to our success.

Our reputation is critical to acquiring, maintaining and developing relationships with our clients, Mutual Fund shareholders and third party intermediaries.   Misconduct by our staff, or even unsubstantiated allegations, could result not only in direct financial harm but also in harm to our reputation, causing injury to the value of our brands and our ability to retain or attract AUM.  Moreover, reputational harm may cause us to lose current employees and we may be unable to attract new employees with similar qualification or skills. Damage to our reputation could substantially reduce our AUM and impair our ability to maintain or grow our business, which could have a material adverse effect on us.

There is a possibility of losses associated with proprietary investment activities.

Currently, we maintain a relatively large proprietary investment position in securities.  Market fluctuations and other factors may result in substantial losses in our proprietary accounts, which could have an adverse effect on our balance sheet, reduce our ability or willingness to make new investments or impair our credit ratings.

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

We had approximately 1,800 Institutional and Private Wealth Management accounts as of December 31, 2015, of which the ten largest accounts generated approximately 7% of our total revenues during the year ended December 31, 2015.  Account turnover for any reason would have an adverse effect on our revenues.  Notwithstanding performance, we have from time to time experienced account turnover of large Institutional and Private Wealth Management accounts as a result of corporate mergers and restructurings, and we could continue to lose accounts under these or other circumstances.

A decline in the market for closed-end funds could reduce our ability to raise future assets to manage.

Market conditions may preclude us from increasing the assets we manage in closed-end funds.  A significant portion of our recent growth in the assets we manage has resulted from public offerings of the common and preferred shares of closed-end funds.  We have raised approximately $3.3 billion in gross assets through closed-end fund offerings since January 2004.  The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow our AUM and our revenue.

We rely on third party distribution programs.

A significant share of sales of our open-end funds come through third party distribution programs, which are programs sponsored by third party intermediaries that offer their mutual fund customers a variety of competing products and administrative services.  A substantial component of sales growth is from third party distribution programs with no transaction fees payable by the customer, which we refer to as NTF programs.  Approximately $4.3 billion of our AUM in the open-end equity funds as of December 31, 2015 were obtained through NTF programs.  The cost of participating in third party distribution programs is higher than our direct distribution costs, and it is anticipated that the cost of third party distribution programs will increase in the future.  Any increase would be likely to have an adverse effect on our profit margins and results of operations.  In addition, there can be no assurance that the third party distribution programs will continue to distribute the Funds.  At December 31, 2015, approximately 95% of the NTF program net assets in the Gabelli/GAMCO families of funds are attributable to two NTF programs.  The decision by these third party distribution programs to discontinue distribution of the funds, or a decision by us to withdraw one or more of the funds from the programs, could have an adverse effect on our growth of AUM.

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

Our ability to meet anticipated cash needs is affected by factors such as the market value of our assets, our operating cash flows and our creditworthiness as perceived by lenders. Adverse developments in any of these areas could have significantly adverse effects on our business.  If we are unable to obtain funds and financing in a timely manner or on acceptable terms, we may be forced to incur unanticipated costs or revise our business plans. Further, our access to the capital markets depends significantly on our credit ratings. A reduction in our credit ratings could increase our borrowing costs and limit our access to the capital markets. Volatility in the U.S., regional or global financing markets may also impact our ability to access the capital markets should we seek to do so, and we may be forced to incur unanticipated costs or experience other adverse effects on our business.  We currently have a credit rating of investment grade with one rating agency and one below investment grade with another rating agency.  We believe that if our credit rating was below investment grade with both credit agencies it would increase our long-term borrowing costs, on future borrowings, by 75 basis points, while a two notch downgrade would increase our long-term borrowing costs, on future borrowings, by approximately 100-125 basis points. Our current outstanding debt issuances would not be impacted by any changes in our ratings.

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

The holders of Class A Common Stock (“Class A Stock”) and Class B Stock have identical rights except that (i) holders of Class A Stock are entitled to one vote per share, while holders of Class B Stock are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (ii) holders of Class A Stock are not eligible to vote on matters relating exclusively to Class B Stock and vice versa.  Since our Offering in 1999, Mr. Gabelli, through his control and majority ownership of GGCP, has beneficially owned a majority of our outstanding Class B Stock, representing approximately 91% of voting control.  As long as Mr. Gabelli indirectly beneficially owns a majority of the combined voting power of our common stock, he will have the ability to elect all of the members of our Board of Directors and thereby control our management and affairs, including among other things any determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the common stock.  The differential in voting rights and the ability of our company to issue additional Class B Stock could adversely affect the value of the Class A Stock to the extent the investors, or any potential future purchaser of our company, view the superior voting rights of the Class B Stock to have value.  On May 6, 2014, Class A Stock shareholders approved an advisory proposal for the Board of Directors to consider the conversion and reclassification of our shares of Class B Stock into Class A Stock at a ratio in the range of 1.15 to 1.25 shares of Class A Stock for each share of Class B Stock.  The Board of Directors has made no decision on this matter.

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

ITEM 1B:                          UNRESOLVED STAFF COMMENTS

None.

ITEM 2:                          PROPERTIES

Our principal offices, consisting of a single 60,000 square foot building, are located at 401 Theodore Fremd Avenue, Rye, New York, under a lease agreement which expires on December 31, 2028 from an entity controlled by members of Mr. Gabelli's immediate family.  In addition we lease office space in Connecticut, Florida, Illinois, Missouri, New Jersey, Nevada and, internationally, in London, Shanghai and Tokyo.

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

As of February 1, 2016, there were 294 Class A Stockholders of record and 27 Class B Stockholders of record.  These figures do not include approximately 3,000 stockholders with shares held under beneficial ownership in nominee name.

The following table sets forth the high and low prices of our Class A Stock and historical dividends declared per share to both Class A Stock and Class B Stock for each quarter of 2015 and 2014 as reported by the NYSE.

	2014				2015
			Dividend Declared					Dividend Declared
	High	Low	Regular	Special	High	Low		Regular	Special
First Quarter	$90.20	$71.35	$0.06	$-	$89.39	$72.59		$0.07	$-
Second Quarter	84.98	69.63	0.06	-	88.15	67.01		0.07	-
Third Quarter	87.91	70.21	0.06	-	70.78	53.30		0.07	-
Fourth Quarter	$90.25	$69.00	$0.07	$0.25	$65.82	$29.13	(a)	$0.07	$-

(a) Post Spin-off of AC

As of December 31, 2015, since the Offering, we have returned $1.9 billion in total to shareholders of which $1.0 billion was in the form of the Spin-off of AC, $486.3 million was from dividends and $428.0 million was through our stock buyback program.

The following table provides information with respect to the shares of our Class A Stock we repurchased during the three months ended December 31, 2015:

				Total Number of	Maximum
	Total	Average		Shares Repurchased as	Number of Shares
	Number of	Price Paid Per		Part of Publicly	That May Yet Be
	Shares	Share, net of		Accounced Plans	Purchased Under
Period	Repurchased	Commissions		or Programs	the Plans or Programs
10/01/15 - 10/31/15	91,740	$57.53		91,740	595,555
11/01/15 - 11/30/15	-	-		-	595,555
12/01/15 - 12/31/15	13,400	32.56	(a)	13,400	582,155
Totals	105,140	$54.34		105,140

(a) Post Spin-off of AC

In 1999, the Board of Directors established the stock repurchase program.  Our stock repurchase program is not subject to an expiration date.

We are required to provide a comparison of the cumulative total return on our Class A Stock as of December 31, 2015 with that of a broad equity market index and either a published industry index or a peer group index selected by us.  The following chart compares the return on the Class A Stock with the return on the S&P 500 Index and an index comprised of public asset managers (“SNL Asset Manager”).  The comparison assumes that $100 was invested in the Class A Stock and in each of the named indices, including the reinvestment of dividends, on December 31, 2010.  This chart is not intended to forecast future performance of our common stock.

	December 31,
	2010	2011	2012	2013	2014	2015
GAMCO Investors, Inc.	100.00	92.84	120.34	199.10	204.86	134.14
SNL Asset Manager	100.00	86.50	110.97	170.54	179.91	153.43
S&P 500 Index	100.00	102.11	118.45	156.82	178.28	180.75

The following table shows information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2015.

Number of Securities to be
	Issued upon Exercise of	Weighted-Average Exercise
	Outstanding Options,	Price of Outstanding Options,
Plan Category	Warrants and Rights	Warrants and Rights
Equity compensation plans approved by security holders:
Stock options	-	n/a
Restricted stock awards	553,100	$64.02
Equity compensation plans not approved by security holders:	-	n/a
Total	553,100

The number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column above) are 1,856,925.

ITEM 6:                          SELECTED FINANCIAL DATA

General

The selected historical financial data presented below has been derived in part from, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and “Financial Statements and Supplementary Data” included in Item 8 of this report.  Amounts included in the tables related to income statement data and balance sheet data are derived from audited financial statements.  See Note P. Discontinued Operations for further details.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Income Statement Data (in thousands)
Revenues
Investment advisory and incentive fees	$329,965	$360,498	$326,325	$279,384	$262,381
Distribution fees and other income	51,011	61,438	52,034	44,912	19,996
Total revenues	380,976	421,936	378,359	324,296	282,377
Expenses:
Compensation costs	136,503	151,255	138,859	115,982	106,793
Stock based compensation	9,868	5,278	1,562	10,151	3,235
Management fee	15,503	18,663	14,344	11,815	11,627
Distribution costs	51,990	59,746	50,195	42,279	26,583
Other operating expenses	19,163	17,542	16,541	20,146	18,524
Total expenses	233,027	252,484	221,501	200,373	166,762

Operating income	147,949	169,452	156,858	123,923	115,615
Other income (expense), net
Net gain from investments	4,953	4,282	5,145	1,815	528
Extinguishment of debt	(1,067)	(84)	(998)	(6,307)	2
Interest and dividend income	2,222	2,154	2,661	2,662	2,748
Interest expense	(8,636)	(7,653)	(10,033)	(15,401)	(14,276)
Shareholder-designated contribution	(6,396)	(134)	(10,626)	-	-
Total other income (expense), net	(8,924)	(1,435)	(13,851)	(17,231)	(10,998)
Income before income taxes	139,025	168,017	143,007	106,692	104,617
Income tax provision	51,726	61,734	52,974	38,670	38,633
Income from continuing operations	87,299	106,283	90,033	68,022	65,984
Income/(loss) from discontinued operations, net of taxes	(3,887)	3,107	26,820	7,517	3,698
Net income attributable to GAMCO Investors, Inc.'s shareholders	$83,412	$109,390	$116,853	$75,539	$69,682

Net income per share attributable to GAMCO Investors, Inc.'s shareholders:
Basic - Continuing operations	$3.43	$4.20	$3.51	$2.59	$2.48
Basic - Discontinued operations	(0.15)	0.12	1.05	0.28	0.14
Basic - Total	$3.28	$4.32	$4.56	$2.87	$2.62

Diluted - Continuing operations	$3.40	$4.16	$3.50	$2.58	$2.47
Diluted - Discontinued operations	(0.15)	0.12	1.04	0.28	0.14
Diluted - Total	$3.24	$4.28	$4.54	$2.86	$2.61

Weighted average shares outstanding:
Basic	25,425	25,335	25,653	26,283	26,636
Diluted	25,711	25,558	25,712	26,436	26,724

Actual shares outstanding at December 31st (a)	29,821	25,855	26,086	25,746	26,755

Dividends declared per share:	$0.28	$0.50	$0.72	$2.88	$1.15

(a)	Includes unvested RSAs of 553,100, 710,750, 566,950 and 0 at December 31, 2015, 2014, 2013, and 2012, respectively.

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data (in thousands)
Total assets	$104,027	$866,430	$709,485	$690,733	$756,749
Long-term obligations	279,395	117,416	117,234	221,315	268,191
Other liabilities and noncontrolling interest	100,959	221,219	132,069	98,484	81,147
Total liabilities and noncontrolling interest	380,354	338,635	249,303	319,799	349,338
Total equity	$(276,327)	$527,795	$460,182	$370,934	$407,411

	December 31,
	2015	2014	2013	2012	2011
Assets Under Management
(at year end, in millions):
Open-end Funds	$15,325	$19,139	$18,813	$14,183	$14,097
Closed-end Funds	6,492	6,949	6,945	6,288	5,799
Institutional & PWM Separate Accounts
Direct	13,404	16,655	16,548	12,090	10,879
Sub-advisory	3,401	3,704	3,797	2,924	2,600
SICAV	37	-	-	-	-
Total	$38,659	$46,447	$46,103	$35,485	$33,375

ITEM 7:                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Item 8 to this report.

Introduction

On November 30, 2015 (the “Spin-Off Date”), GBL distributed to its stockholders all of the outstanding common stock of Associated Capital Group, Inc. (“AC”) and its subsidiaries along with certain cash and other assets (the “Spin-off”).  AC owns and operates, directly or indirectly, the alternatives and the institutional research businesses previously owned and operated by GBL.  In the Spin-off, each holder of GAMCO’s Class A Common Stock (“Class A Stock”) of record as of 5:00 p.m. New York City time on November 12, 2015 (the “Record Date”), received one share of AC Class A common stock for each share of GAMCO Class A Stock held on the Record Date.  Each record holder of GAMCO’s Class B Stock received one share of AC Class B common stock for each share of GAMCO Class B Stock held on the Record Date.  Subsequent to the Spin-off, GAMCO no longer consolidates the financial results of AC for the purposes of its own financial reporting and the historical financial results of AC have been reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented through the Spin-off Date.  Historical AUM have similarly been adjusted to remove AUM managed by AC.

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

As of December 31, 2015, we had $38.7 billion of AUM.  We conduct our investment advisory business principally through: GAMCO (Institutional and Private Wealth Management), and Funds Advisor (Funds). We also are a distributor of our open-end funds through our broker-dealer subsidiary G.distributors.

Overview

Consolidated Statements of Income

Investment advisory and incentive fees, which are based on the amount and composition of AUM in our Funds, Institutional and Private Wealth Management accounts, represent our largest source of revenues.  In addition to the general level and trends of the stock market, growth in revenues depends on good investment performance, which influences the value of existing AUM as well as contributes to higher investment and lower redemption rates and facilitates the ability to attract additional investors while maintaining current fee levels.  Growth in AUM is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service.  A majority of our cash inflows to mutual fund products have come through third party distribution programs, including NTF programs.  We have also been engaged to act as a sub-advisor for other much larger financial services companies with much larger sales distribution organizations.  These sub-advisory clients are subject to business combinations that may result in the termination of the relationship.  The loss of a sub-advisory relationship could have a significant impact on our financial results in the future.

Advisory fees from the open-end funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets.  Advisory fees from Institutional and Private Wealth Management clients are generally computed quarterly based on account values as of the end of the preceding quarter.  These revenues are based on AUM which is highly correlated to the stock market and can vary in direct proportion to movements in the stock market and the level of sales compared with redemptions, financial market conditions and the fee structure for AUM.  Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

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

Compensation costs include variable and fixed compensation and related expenses paid to officers, portfolio managers, sales, trading, research and all other professional staff.  Variable compensation paid to sales personnel and portfolio management generally represents 40% of revenues and is the largest component of total compensation costs.  Distribution costs include marketing, product distribution and promotion costs.  Management fee is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli or his designee for acting as CEO pursuant to his 2008 Employment Agreement so long as he is an executive of GBL and devotes the substantial majority of his working time to the business.  Other operating expenses include general and administrative operating costs.

Other income and expenses include net gains and losses from investments (which includes both realized and unrealized gains and losses from trading securities), interest and dividend income, and interest expense.  Net gains and losses from investments are derived from our proprietary investment portfolio consisting of various public and private investments.

Net income (loss) attributable to noncontrolling interests represents the share of net income attributable to the minority stockholders, as reported on a separate company basis, of our consolidated majority-owned subsidiaries and net income attributable to third party limited partners of certain partnerships and offshore funds we consolidate.  Please refer to Note A in our consolidated financial statements included elsewhere in this report.

Income/(loss) on discontinued operations, net of taxes represents the results of the businesses and assets that were part of the Spin-off of AC.  Please refer to Note P in our consolidated financial statements included elsewhere in this report.

Consolidated Statements of Financial Condition

We ended the 2015 year with approximately $46.6 million in cash and investments, net of securities sold, not yet purchased of $0.1 million.  The $46.6 million consists of $13.7 million cash and cash equivalents, primarily invested in our 100% U.S. Treasury Money Market Fund, $0.4 million invested in common stocks and available for sale (“AFS”) securities of $32.6 million.  Our AFS securities of $32.6 million represents our investment in shares of Westwood Holdings Group.

Our debt consisted of $250 million of a 4% PIK Note due to AC, $35.0 million loan from an affiliate and $24.2 million of 5.875% senior notes due June 1, 2021.

Equity, excluding noncontrolling interests, was a negative $276.3 million on December 31, 2015 compared to $525.1 million on December 31, 2014.  The decrease in equity from the end of 2014 was due to the spin-off of AC of approximately $1.0 billion, the declaration of dividends of $7.5 million and the purchase of treasury stock of $27.2 million during 2015 partially offset by the sale of $150.0 million of GBL stock to GSI and comprehensive income of $76.9 million.

We filed a shelf registration with the SEC in 2015 which, among other things, provides us the flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $500 million.  The shelf is available through April 10, 2018, at which time it may be renewed.

Our primary short-term goal is to use our liquid resources to pay down our existing debt.  As a secondary goal, we will look to opportunistically and strategically grow operating income at what we consider a margin of safety.  We will also consider alternatives to return capital to our shareholders including stock repurchases and dividends.

Assets Under Management Highlights

We reported assets under management as follows (dollars in millions):

	Year Ended December 31,					CAGR (a)
	2015	2014	2013	2012	2011	2015/2011
Equities:
Open-End	$13,811	$17,684	$17,078	$12,502	$12,273	3.0%
Closed-End	6,492	6,949	6,945	6,288	5,799	2.90
Institutional & PWM direct	13,366	16,597	16,486	12,030	10,853	5.3
Institutional & PWM sub-advisory	3,401	3,704	3,797	2,924	2,600	6.9
SICAV	37	-	-	-	-	n/	a
Total Equities	37,107	44,934	44,306	33,744	31,525	4.2
Fixed Income:
Money-Market Fund	1,514	1,455	1,735	1,681	1,824	(4.6)
Institutional & PWM	38	58	62	60	26	10.0
Total Fixed Income	1,552	1,513	1,797	1,741	1,850	(4.3)
Total AUM	$38,659	$46,447	$46,103	$35,485	$33,375	3.7%

Our net cash inflows or outflows by product line were as follows (in millions):

	Year Ended December 31,
(unaudited)	2015	2014	2013	2012	2011
Equities:
Open-End	$(3,053)	$(355)	$1,305	$(1,130)	$1,330
Closed-End (b)	(87)	(137)	(334)	(34)	408
Institutional & PWM direct	(2,273)	(846)	169	(348)	164
Institutional & PWM sub-advisory	(237)	(250)	(134)	(60)	41
SICAV	39	-	-	-	-
Total Equities	(5,611)	(1,588)	1,006	(1,572)	1,943
Fixed Income:
Money-Market Fund	59	(280)	54	(143)	208
Institutional & PWM	(20)	(4)	2	34	-
Total Fixed Income	39	(284)	56	(109)	208
Total Net Cash In (Out) Flows	$(5,572)	$(1,872)	$1,062	$(1,681)	$2,151

(a)	Compound annual growth rate.
(b)	Our net cash inflows or outflows for Closed-End equity funds includes distributions, net of reinvestments, to fund holders of $461 million, $479 million, $484 million, $454 million and $396 million in 2015, 2014, 2013, 2012 and 2011, respectively.

Closed-End Fund flows
	Capital raises	Distributions	Net
2015	$374	$(461)	$(87)
2014	342	(479)	(137)
2013	150	(484)	(334)
2012	420	(454)	(34)
2011	$804	$(396)	$408

Our net appreciation and depreciation by product line were as follows (in millions):

	Year Ended December 31,
(unaudited)	2015	2014	2013	2012	2011
Equities
Open End	$(820)	$961	$3,271	$1,359	$(309)
Close End	(370)	141	991	523	(80)
Institutional & PWM direct	(958)	957	4,287	1,525	(316)
Institutional & PWM sub-advisory	(66)	157	1,007	384	(78)
SICAV	(2)	-	-	-	-
Total Equities	(2,216)	2,216	9,556	3,791	(783)
Fixed Income
Money-Market Fund	-	-	-	-	-
Institutional & PWM	-	-	-	-	-
Total Fixed Income	-	-	-	-	-
Total Net Appreciation/(Depreciation)	$(2,216)	$2,216	$9,556	$3,791	$(783)

AUM at December 31, 2015 were $38.7 billion, a decrease of 16.6% from AUM of $46.4 billion at December 31, 2014.  Equity AUM were $37.1 billion on December 31, 2015, 17.4% below the $44.9 billion on December 31, 2014.  We earn incentive fees for certain institutional client assets, assets attributable to certain preferred issues for our closed-end funds and our GDL Fund (NYSE: GDL).  As of December 31, 2015, assets with incentive based fees were $2.7 billion, 28.9% below the $3.8 billion on December 31, 2014.  The majority of these assets have calendar year-end measurement periods; therefore, our incentive fees are primarily recognized in the fourth quarter when the uncertainty is removed at the end of the annual measurement period.

Operating Results for the Year Ended December 31, 2015 as Compared to the Year Ended December 31, 2014

Revenues

Total revenues were $381.0 million in 2015, $40.9 million or 9.7% lower than the total revenues of $421.9 million in 2014.  The change in total revenues by revenue component was as follows (dollars in millions):

	Year Ended December 31,		Increase (decrease)
	2015	2014	$	%
Investment advisory	$325.6	$351.6	$(26.0)	(7.4)%
Incentive fees	4.4	8.9	(4.5)	(50.6)
Distribution fees and other income	51.0	61.4	(10.4)	(16.9)
Total revenues	$381.0	$421.9	$(40.9)	(9.7)%

Investment Advisory and Incentive Fees:  Investment advisory fees, which comprised 85.5% of total revenues in 2015, are directly influenced by the level and mix of average AUM.  Average total AUM declined 7.5% to $43.2 billion in 2015 as compared to $46.7 billion in 2014.  Average equity AUM fell 7.3% to $41.6 billion in 2015 from $44.9 billion in 2014, primarily from net outflows.  Incentive fees, which comprised 1.2% of total revenues in 2015, result from our ability to either generate an absolute return in a portfolio or meet or exceed a specific benchmark index or indices and can vary significantly from one period to another.  Incentive fees were lower in 2015 as fewer portfolios exceeded their respective benchmarks.

Fund revenues decreased $23.9 million or 10.1%, to $214.2 million, driven by lower average AUM.  Revenue from open-end funds decreased $19.0 million, or 11.1%, from the prior year as average AUM in 2015 decreased $2.0 billion, or 10.3%, to $17.4 billion from the $19.4 billion in 2014.  Closed-end fund revenues decreased $5.0 million, or 7.4%, to $62.3 million from the prior year and was comprised of a decline of $3.4 million in incentive fees on certain closed-end fund AUM and a decrease of $1.6 million in investment advisory fees attributable to lower average AUM.  Revenue from Institutional and Private Wealth Management accounts, excluding incentive fees, which are generally billed on beginning quarter AUM, decreased $6.1 million, or 5.0%, principally due to lower billable AUM levels throughout the course of 2015.  Incentive fees earned on certain accounts declined by $1.1 million.  In 2015, average AUM in our equity Institutional and Private Wealth Management business decreased $1.3 billion, or 6.3%, for the year to $18.9 billion.

Distribution Fees and Other Income: Distribution fees and other income decreased $10.4 million, or 16.9%, to $51.0 million in 2015 from $61.4 million in 2014.  Lower distribution fees of $47.7 million in 2015 versus $56.1 million for the prior year, principally as a result of decreased average AUM in our open-end equity mutual funds of 10.7% and a decrease of $2.0 million in fees from the sale of load shares of mutual funds and other income contributed to this decrease.

Expenses
Compensation:  Total compensation costs, which are largely variable in nature, decreased $14.8 million, or 9.8%, to $136.5 million in 2015 from $151.3 million in 2014.  Variable compensation costs, principally portfolio manager and relationship manager fees, decreased $11.6 million to $110.2 million in 2015 from $121.8 million in 2014 and remained steady as a percent of revenues at 28.9% in both 2015 and 2014.  Variable compensation is driven by revenue levels which decreased in 2015 from 2014.  Fixed compensation costs decreased to $26.3 million in 2015 from $29.5 million in 2014.

Stock based compensation:  Stock based compensation was $9.9 million in 2015, an increase of $4.6 million, as compared to $5.3 million in 2014.  The increase primarily results from the acceleration of 130,650 RSAs during 2015 for an additional expense of $3.5 million that would have been recognized in future years.

Management Fee:  In 2015 management fee expense decreased to $15.5 million versus $18.7 million in 2014.  Management fee expense is incentive-based and entirely variable in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli (or his designee) in accordance with his employment agreement.

Distribution Costs: Distribution costs, which include marketing, promotion and distribution costs decreased $7.7 million, or 12.9%, to $52.0 million in 2015 from $59.7 million in 2014 driven by a decrease in average open-end equity mutual funds AUM of 10.7%.

Other Operating Expenses: Our other operating expenses were $19.2 million in 2015 compared to $17.5 million in 2014, an increase of $1.7 million or 9.7%.  The year over year increase was attributable to recovery of legal expense in 2014 related to prior years of $1.3 million.  The remainder of $0.4 million increase was spread among multiple categories of expense.

Operating Income and Margin
Operating income decreased $21.6 million, or 12.7%, to $147.9 million for 2015 versus $169.5 million in the prior year period.  This decrease was primarily due to the declines in revenues which were largely attributable to the lower levels of average AUM in 2015 versus 2014.  Operating margin was 38.8% for the year ended December 31, 2015, versus 40.2% in the prior year period.  The decline in operating margin was due to increased fixed costs as a percentage of revenues partially offset by lower management fee expense.

Operating income before management fee was $163.5 million for the year ended of 2015, versus $188.1 million in the prior year. Operating margin before management fee was 42.9% in the 2015 period versus 44.6% in the 2014 period.  The reconciliation of operating income before management fee and operating margin before management fee, both of which are non-GAAP measures to their respective GAAP measures, is provided at the end of this section.

Other Income and Expense
Total other income (expense), net of interest expense, was an expense of $8.9 million for the year ended December 31, 2015 compared to an expense of $1.4 million in 2014.  This is comprised of net gain from investments of $5.0 million in 2015 as compared to $4.3 million in 2014; loss on extinguishment of debt of $1.1 million in 2015 and $0.1 million in 2014; interest and dividend income of $2.2 million in 2015 versus $2.2 million in 2014; interest expense of $8.6 million in 2015 as compared to $7.7 million in 2014 and Shareholder-designated contribution expense of $6.4 million in 2015 and $0.1 million in 2014.

Interest expense increased $0.9 million to $8.7 million in 2015, from $7.7 million in 2014 primarily related to the 4% PIK Note payable to AC that was outstanding for one month in 2015.

In 2015, the Board of Directors of GBL again adopted a Shareholder Designated Charitable Contribution program on behalf of all registered Class A and Class B shareholders.  Under the program the Board approved a $0.25 per share contribution, resulting in a charge of $6.4 million in 2015.  During 2013, the Board had approved a $0.25 per share contribution that was not finalized as to which shareholders would participate until 2014.  As a result there was $0.1 million of expense recorded in 2014.

Income Taxes
The effective tax rate (“ETR”) was 37.2% for the year ended December 31, 2015, versus 36.7% for the year ended December 31, 2014.

Shareholder Compensation and Initiatives
During 2015, we returned $34.7 million of our earnings to shareholders through dividends and stock repurchases.  We returned to shareholders a total of $0.28 per share in regular quarterly cash dividends in 2015 totaling $7.5 million.  During 2014, we returned $45.6 million of our earnings to shareholders through dividends and stock repurchases.  We returned to shareholders a total of $0.25 per share in regular quarterly cash dividends and one special cash dividend of $0.25 per share in 2014 totaling $12.9 million.

Through our stock buyback program, we repurchased 426,628 and 414,432 shares in 2015 and 2014, respectively, for approximately $27.2 million and $32.7 million, or $63.85 and $78.99 per share, respectively (For 2015, 413,228 shares were at an average investment of $64.86 per share prior to the distribution of AC on November 30, 2015 and 13,400 shares were at an average price of $32.56 following the distribution of AC).  Approximately 582,000 shares remain authorized under our stock buyback program at December 31, 2015.  Since our IPO we have repurchased 9,552,653 shares for a total investment of $428.0 million, or $44.81 per share.

Weighted average shares outstanding on a diluted basis in 2015 and 2014 were 25.7 million and 25.6 million, respectively.

There were no stock options outstanding at December 31, 2015.

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

Reconciliation of non-GAAP financial measures to GAAP:
	2015	2014
Revenues	$380,976	$421,936
Operating Income	147,949	169,452
Add back: management fee expense	15,503	18,663
Operating income before management fee	$163,452	$188,115

Operating margin	38.8%	40.2%

Operating margin before management fee	42.9%	44.6%

Operating Results for the Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013

Revenues
Total revenues were $421.9 million in 2014, $43.5 million or 11.5% higher than the total revenues of $378.4 million in 2013.  The change in total revenues by revenue component was as follows (dollars in millions):

	Year Ended December 31,		Increase (decrease)
	2014	2013	$	%
Investment advisory	$351.6	$304.3	$47.3	15.5%
Incentive fees	8.9	22.1	(13.2)	(59.7)
Distribution fees and other income	61.4	52.0	9.4	18.1
Total revenues	$421.9	$378.4	$43.5	11.5%

Investment Advisory and Incentive Fees:  Investment advisory fees, which comprised 83.3% of total revenues in 2014, are directly influenced by the level and mix of average AUM.  Average total AUM rose 14.2% to $46.7 billion in 2014 as compared to $40.9 billion in 2013.  Average equity AUM rose 15.1% to $44.9 billion in 2014 from $39.0 billion in 2013.  Incentive fees, which comprised 2.1% of total revenues in 2014, result from our ability to either generate an absolute return in a portfolio or meet or exceed a specific benchmark index or indices and can vary significantly from one period to another.  Incentive fees were lower in 2014 as fewer portfolios exceeded their respective benchmarks.

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

Distribution Fees and Other Income: Distribution fees and other income increased $9.4 million, or 18.1%, to $61.4 million in 2014 from $52.0 million in 2013.  Higher distribution fees of $56.1 million in 2014 versus $47.4 million for the prior year, principally as a result of increased average AUM in our open-end equity mutual funds of 20.2% and an increase of $0.7 million in fees from the sale of load shares of mutual funds and other income contributed to this increase.

Expenses
Compensation:  Total compensation costs, which are largely variable in nature, increased $12.4 million, or 12.4%, to $151.3 million in 2014 from $138.9 million in 2013.  Variable compensation costs, principally portfolio manager and relationship manager fees, increased $9.5 million to $121.8 million in 2014 from $112.3 million in 2013 and decreased as a percent of revenues to 28.9% in 2014 from 29.7% in 2013.  Variable compensation is driven by revenue levels which increased in 2014 from 2013.  Fixed compensation costs increased to $29.5 million in 2014 from $26.6 million in 2013.

Stock based compensation:  Stock based compensation was $5.3 million in 2014, an increase of $3.7 million, as compared to $1.6 million in 2013.  The increase results from the issuance of 576,950 RSAs in the second half of 2013 and 158,600 RSAs during 2014.

Management Fee:  In 2014 management fee expense increased to $18.7 million versus $14.3 million in 2013.  Management fee expense is incentive-based and entirely variable in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli (or his designee) in accordance with his employment agreement.  A portion of these management fees, totaling $1.4 million, was waived prior to being earned in 2013.

Distribution Costs: Distribution costs, which include marketing, promotion and distribution costs increased $9.5 million, or 18.9%, to $59.7 million in 2014 from $50.2 million in 2013 driven by an increase in average open-end equity mutual funds AUM of 20.2% and a higher percentage of mutual fund AUM coming through intermediary channels.

Other Operating Expenses: Our other operating expenses were $17.5 million in 2014 compared to $16.5 million in 2013, an increase of $1.0 million or 6.1%.  The year over year increase of $1.0 million was the result of the research services fee paid to AC of $1.5 million that began in 2014, less $0.4 million reduction in donated securities and $0.1 million of reductions spread among multiple categories of expense.

Operating Income and Margin
Operating income increased $12.6 million, or 8.0%, to $169.5 million for 2014 versus $156.9 million in the prior year period.  This increase was primarily due to the growth in revenues which were largely attributable to the higher levels of average AUM in 2014 versus 2013.  Operating margin was 40.2% for the year ended December 31, 2014, versus 41.5% in the prior year period.  The decline in operating margin was due to higher fixed costs as a percentage of revenues and a higher management fee expense.

Operating income before management fee was $188.1 million for the year ended of 2014, versus $171.2 million in the prior year. Operating margin before management fee was 44.6% in the 2014 period versus 45.2% in the 2013 period.  The reconciliation of operating income before management fee and operating margin before management fee, both of which are non-GAAP measures to their respective GAAP measures, is provided at the end of this section.

Other Income and Expense
Total other income (expense), net of interest expense, was an expense of $1.4 million for the year ended December 31, 2014 compared to an expense of $13.9 million in 2013.  This is comprised of net gain from investments of $4.3 million in 2014 as compared to $5.1 million in 2013; loss on extinguishment of debt of $0.1 million in 2014 and $1.0 million in 2013; interest and dividend income of $2.2 million in 2014 versus $2.7 million in 2013; interest expense of $7.7 million in 2014 as compared to $10.0 million in 2013 and Shareholder-designated contribution expense of $0.1 million in 2014 and $10.6 million in 2013.

Interest expense decreased $2.3 million to $7.7 million in 2014, from $10.0 million in 2013.  The decline was due to a lower total average debt outstanding.  On May 15, 2013, we repaid the $99 million of 5.5% senior notes which matured on that date.

In 2013, the Board of Directors of GBL initiated a Shareholder Designated Charitable Contribution program on behalf of all registered Class A and Class B shareholders.  Under the program the Board approved two $0.25 per share contributions, resulting in a charge of $10.6 million in 2013 and $0.1 million in 2014.

Income Taxes
The effective tax rate (“ETR”) was 36.7% for the year ended December 31, 2014, versus 37.0% for the year ended December 31, 2013.

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

Reconciliation of non-GAAP financial measures to GAAP:
	2014	2013
Revenues	$421,936	$378,359
Operating income	169,452	156,858
Add back: management fee expense	18,663	14,344
Operating income before management fee	$188,115	$171,202

Operating margin	40.20%	41.50%

Operating margin before management fee	44.60%	45.20%

Liquidity and Capital Resources
Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments and securities held for investment purposes.  Cash and cash equivalents are comprised primarily of 100% U.S. Treasury money market funds managed by GAMCO.  Although investments in partnerships and offshore funds are subject to restrictions as to the timing of distributions, the underlying investments of such partnerships or funds are, for the most part, liquid, and the valuations of these products reflect that underlying liquidity.

Summary cash flow data derived from our audited consolidated statements of cash flows are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows provided by (used in) from continuing operations:
Operating activities	$117,130	$140,458	$104,697
Investing activities	(6,198)	(1,147)	864
Financing activities	(109,923)	(131,139)	(159,499)
Increase (decrease) in cash and cash equivalents from continuing operations	1,009	8,172	(53,938)
Cash flows from discontinued operations
Operating activities	54,335	(76,618)	36,299
Investing activities	(41,463)	3,839	29,403
Financing activities	(12,871)	66,367	(11,597)
Increase (decrease) in cash and cash equivalents from discontinued operations	1	(6,412)	54,105
Effect of exchange rates on cash and cash equivalents	15	19	(7)
Net increase (decrease) in cash and cash equivalents	1,025	1,779	160
Cash and cash equivalents at beginning of year	12,694	10,915	10,755
Cash and cash equivalents at end of year	$13,719	$12,694	$10,915

Cash and liquidity requirements have historically been met through cash generated by operating income and our borrowing capacity.  We filed a shelf registration with the SEC in 2015 which, among other things, provides us opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $500 million.  The shelf is available through April 2018, at which time it may be renewed.

At December 31, 2015, we had cash and cash equivalents of $13.7 million, an increase of $1.0 million from the prior year-end primarily due to the Company’s operating activities described below.  Total debt outstanding at December 31, 2015 was $309.2 million, consisting of $250 million of a 4% PIK Note due November 30, 2020, a $35.0 million loan from GGCP due December 28, 2016 and $24.2 million of 5.875% senior notes due 2021.  It is anticipated that the majority of our free cash flow will go towards servicing our debt for the next few years.

Cash provided by operating activities was $117.1 million in 2015 and $140.5 million in 2014.  The year over year decline of $23.4 million was largely the result of lower net income and cash used to pay income taxes and compensation.  Our largest source of cash comes from net earnings as adjusted for non-cash expenses.  In 2015, this totaled $87.3 million versus $106.3 million in 2014.  Other sources of cash included $11.6 million decrease in other assets, a $7.7 million increase in payable to affiliates, a $3.2 million increase in accrued expenses and $9.8 million from other changes in net assets and liabilities.  Cash uses included reductions of income taxes payable of $17.5 million and compensation payable of $17.5 million.  In 2014, cash was provided by net income of $106.3 million, a reduction of assets of $15.8 million and increases in compensation payable and accrued expenses and other liabilities of $18.4 million.

Net cash used in investing activities of $6.2 million in 2015 is due to purchases of available for sale securities of $6.3 million less $0.1 million in proceeds from sales of available for sale securities.  Net cash used in investing activities of $1.1 million in 2014 is due to purchases of available for sale securities of $5.0 million less $3.9 million in proceeds from sales of available for sale securities.

Net cash used in financing activities of $109.9 million in 2015 principally resulted from $76.5 million in repurchases of our 5.875% Senior Notes due June 1, 2021 resulting from the tender offer for those notes in December 2015, $21.7 million in net cash transferred to AC, $27.2 million of repurchases of our Class A Stock under the Stock Repurchase Program, $13.1 million in redemptions of our zero coupon subordinated debentures and $7.5 million in dividends paid partially offset by $35.0 million in borrowings from GGCP and $1.2 million of proceeds from the exercise of stock options.  Net cash used in financing activities of $131.1 million in 2014 principally resulted from net cash transferred to AC of $86.7 million, $32.7 million of repurchases of our Class A Stock under the Stock Repurchase Program, $12.6 million in dividends paid and $0.7 million for the repurchase of zero coupon subordinated debentures partially offset from $1.6 million in proceeds from the exercise of stock options.

Under the terms of the lease of our Rye, New York office, we are obligated to make minimum total payments of $14.2 million through December 2028.

On November 25, 2015, Moody’s Investors Services downgraded the Company to Ba1 from Baa3.  We continue to maintain an investment grade rating with Standard and Poor’s Ratings Services.  We believe that our ability to maintain our investment grade rating will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs.

G.distributors is registered with the SEC as a broker-dealer and is regulated by FINRA.  As such, it is subject to the minimum net capital requirements promulgated by the SEC.  G.distributors’ net capital exceeded these minimum requirements at December 31, 2015.  G.distributors computes its net capital under the alternative method permitted by the SEC, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  At December 31, 2015 and 2014, G.distributors had net capital, as defined, of approximately $1.6 million and $4.7 million, respectively, exceeding the regulatory requirement by approximately $1.4 million and $4.5 million, respectively.  Net capital requirements for our affiliated broker-dealer may increase in accordance with rules and regulations to the extent they engage in other business activities.

Our subsidiary, GAMCO Asset Management (UK) Limited is authorized and regulated by the FCA.  In February 2011, GAMCO Asset Management (UK) Limited increased its permitted license with the FCA’s predecessor, the Financial Services Authority (“FSA”) and has held Total Capital of £519,000 and £504,000 ($769,000 and $783,000 at December 31, 2015 and 2014, respectively) and had a Financial Resources Requirement of £262,000 and £210,000 ($388,000 and $326,000 at December 31, 2015 and 2014, respectively).  We have consistently met or exceeded these minimum requirements.

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

With respect to our proprietary investment activities, included in investments in securities of $33.0 million and $38.9 million at December 31, 2015 and 2014, respectively, were investments in common stocks totaling $33.0 million and $38.9 million, respectively.  Of the $33.0 million and $38.9 million, invested in common stocks at December 31, 2015 and 2014, respectively, $32.6 million and $38.9 million, respectively, was related to our investment in Westwood Holdings Group Inc.  Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At December 31, 2015, the fair value of securities sold, not yet purchased was $0.1 million.  At December 31, 2014 there were no securities sold, not yet purchased.

The following table provides a sensitivity analysis for our investments in equity securities as of December 31, 2015.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At December 31, 2015
Equity price sensitive investments, at fair value	$32,848	$29,563	$36,133
At December 31, 2014
Equity price sensitive investments, at fair value	$38,943	$35,049	$42,837

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

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on December 31, 2015, cash and cash equivalent balance of $13.7 million a 1% increase in interest rates would increase our interest income by $0.1 million annually.  Given that our current annualized return on these investments is close to 0%, an analysis of a 1% decrease is not meaningful.

Contractual Obligations

We are obligated to make future payments under various contracts such as debt agreements and capital and operating lease agreements.  The following table sets forth our significant contractual cash obligations as of December 31, 2015 (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Contractual Obligations:
5.875% Senior notes	$24,225	$-	$-	$-	$-	$-	$24,225
Interest on 5.875% Senior notes	7,708	1,423	1,423	1,423	1,423	1,423	593
AC 4% PIK Note	250,000	50,000	50,000	50,000	50,000	50,000	-
Interest on AC 4% PIK Note	29,165	9,833	7,833	5,833	3,833	1,833	-
Loan from GGCP	35,000	35,000	-	-	-	-	-
Interest on Loan from GGCP	1,334	1,334	-	-	-	-	-
Capital lease obligations	14,151	1,191	1,080	1,080	1,080	1,080	8,640
Non-cancelable operating lease obligations	1,816	504	472	471	369	-	-
Total	$363,399	$99,285	$60,808	$58,807	$56,705	$54,336	$33,458

The AC 4% PIK Note interest may be paid in kind with additional notes on the same terms as the original note at the Company’s option.  See Note G Debt for additional details.

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

Investment advisory and incentive fees are directly influenced by the level and mix of AUM as fees are derived from a contractually-determined percentage of AUM for each account as well as incentive fees earned on certain accounts.  Advisory fees from the open-end funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Advisory fees from Institutional and Private Wealth Management accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  The Company derived approximately 87%, 85% and 86% of its total revenues from advisory and management fees, including incentive fees, for the periods ended December 31, 2015, 2014 and 2013, respectively.  These revenues vary depending upon the level of sales compared with redemptions, financial market conditions, performance and the fee structure for AUM.  Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

The Company earns incentive fees from certain Institutional and Private Wealth Management accounts, which are based upon meeting or exceeding a specific benchmark index or indices.  Incentive fees refer to fees earned when the return generated for the client exceeds the benchmark and can be earned even if the return to the client is negative as long as the return exceeds the benchmark.  These fees are recognized, for each respective account, at the end of the stipulated contract period which is either quarterly or annually and varies by account.  Receivables due for incentive fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $0.2 million in incentive fees receivable as of December 31, 2014.  There were no incentive fees receivable as of December 31, 2015.  Management fees on a majority of the closed-end preferred shares are received at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period, which is annually.  Receivables due for management fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $6.3 million in management fees receivable on closed-end preferred shares as of December 31, 2014.  There were no management fees receivable on closed-end preferred shares as of December 31, 2015.  For The GDL Fund, there is an incentive fee earned as of the end of the calendar year and varies to the extent the total return of the fund is in excess of the 90 day T-Bill Index total return.  This fee is recognized at the end of the measurement period, which is annually on a calendar year basis.  Receivables due on incentive fees relating to The GDL Fund are included in investment advisory fees receivable on the consolidated statements of financial condition and were $3.7 million and $0.8 million as of December 31, 2015 and 2014, respectively.

Distribution fees revenues are derived primarily from the distribution of Gabelli, GAMCO, Comstock and Teton open-end funds (“Funds”) advised by a subsidiary of GBL, Funds Advisor and a subsidiary of GGCP, Teton.  G.distributors distributes our open-end Funds pursuant to distribution agreements with each Fund.  Under each distribution agreement with an open-end Fund, G.distributors offers and sells such open-end Fund shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of third party distribution programs, financial intermediaries and G.distributors’  sales personnel.   G.distributors receive fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 of the Company Act.   G.distributors is the principal underwriter for funds distributed in multiple classes of shares which carry front-end or back-end sales charge or no-load to certain investors.

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

Stock Based Compensation

The Company has granted RSAs and stock options to staff members which were recommended by the Company’s Chairman, who did not receive an RSA or option award, and approved by the Compensation Committee of the Company’s Board of Directors.  We use a fair value based method of accounting for stock-based compensation provided to our employees.  The estimated fair value of RSAs is determined by using the closing price of our Class A Stock on the day prior to the grant date.  The total expense, which is reduced by estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  The forfeiture rate is determined by reviewing historical forfeiture rates for previous stock-based compensation grants and is reviewed and updated quarterly, if necessary.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.  During 2015, the Board of Directors accelerated the lapsing of restrictions on the November 2013 grant of RSAs.

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

In connection with the spin-off of AC, the unvested RSA expense relating to the existing GBL RSAs at November 30, 2015 was split between GBL and AC based on the allocation of time of the underlying employees who held the RSAs.

Recent Accounting Developments

See Footnote A. Significant Accounting Policies – Recent Accounting Developments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GAMCO Investors, Inc.
Rye, New York

We have audited the accompanying consolidated statements of financial condition of GAMCO Investors, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedule listed in Exhibit 99.1. These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GAMCO Investors, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note A and Note P to the consolidated financial statements, the Company distributed to its stockholders all of the outstanding common stock of Associated Capital Group, Inc. (“AC”) and its subsidiaries along with certain cash and other assets.  AC owns and operates, directly or indirectly, the alternatives and the institutional research businesses previously owned and operated by the Company.  Subsequent to the distribution, the financial results of AC have been reflected in the accompanying consolidated financial statements as discontinued operations for all periods presented.  There was no gain or loss on the spin-off included in income from discontinued operations as this was a tax-free spin-off to the Company’s shareholders.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, New York
March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GAMCO Investors, Inc.
Rye, New York

We have audited the internal control over financial reporting of GAMCO Investors, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated March 15, 2016, expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph regarding the Company’s distribution of all of the outstanding common stock of Associated Capital Group, Inc. to its stockholders.

DELOITTE & TOUCHE LLP

New York, New York
March 15, 2016

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Investment advisory and incentive fees	$329,965	$360,498	$326,325
Distribution fees and other income	51,011	61,438	52,034
Total revenues	380,976	421,936	378,359
Expenses
Compensation	136,503	151,255	138,859
Stock based compensation	9,868	5,278	1,562
Management fee	15,503	18,663	14,344
Distribution costs	51,990	59,746	50,195
Other operating expenses	19,163	17,542	16,541
Total expenses	233,027	252,484	221,501
Operating income	147,949	169,452	156,858
Other income (expense)
Net gain from investments	4,953	4,282	5,145
Extinguishment of debt	(1,067)	(84)	(998)
Interest and dividend income	2,222	2,154	2,661
Interest expense	(8,636)	(7,653)	(10,033)
Shareholder-designated contribution	(6,396)	(134)	(10,626)
Total other income (expense), net	(8,924)	(1,435)	(13,851)
Income before income taxes	139,025	168,017	143,007
Income tax provision	51,726	61,734	52,974
Income from continuing operations	87,299	106,283	90,033
Income/(loss) from discontinued operations, net of taxes	(3,887)	3,107	26,820
Net income attributable to GAMCO Investors, Inc.'s shareholders	$83,412	$109,390	$116,853

Net income per share attributable to GAMCO Investors, Inc.'s shareholders:
Basic - Continuing operations	$3.43	$4.20	$3.51
Basic - Discontinued operations	(0.15)	0.12	1.05
Basic - Total	$3.28	$4.32	$4.56

Diluted - Continuing operations	$3.40	$4.16	$3.50
Diluted - Discontinued operations	(0.15)	0.12	1.04
Diluted - Total	$3.24	$4.28	$4.54

Weighted average shares outstanding:
Basic	25,425	25,335	25,653
Diluted	25,711	25,558	25,712

Actual shares outstanding	29,821	25,855	26,086

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

Net income	$83,412	$109,390	$116,853
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(46)	(57)	20
Net unrealized gains/(losses) on securities available for sale (a)	(8,300)	(5,168)	3,919
Other comprehensive income/(loss)	(8,346)	(5,225)	3,939

Comprehensive income attributable to GAMCO Investors, Inc.	$75,066	$104,165	$120,792

(a)            Net of income tax expense (benefit) of ($4,875), ($3,036) and $2,301 for 2015, 2014 and 2013, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	December 31,	December 31,
	2015	2014
ASSETS

Cash and cash equivalents	$13,719	$12,694
Investments in securities	32,975	38,942
Receivable from brokers	1,091	1,683
Investment advisory fees receivable	31,048	37,727
Receivable from affiliates	5,041	26,447
Capital lease	2,723	2,933
Goodwill and identifiable intangible assets	3,765	2,104
Income tax receivable	6,787	2,433
Other assets	6,878	7,829
Assets of discontinued operations (including receivable from affiliates of $5,772)	-	733,638
Total assets	$104,027	$866,430

LIABILITIES AND EQUITY

Payable to brokers	$12	$12
Income taxes payable and deferred tax liabilities	4,823	17,980
Capital lease obligation	5,170	5,253
Compensation payable	24,426	30,803
Securities sold, not yet purchased	129	-
Payable to affiliates	7,687	-
Accrued expenses and other liabilities	28,882	28,160
Liabilities of discontinued operations	-	75,930
Sub-total	71,129	158,138

AC 4% PIK Note (due November 30, 2020) (Note F)	250,000	-
Loan from GGCP (due December 28, 2016) (Note F)	35,000	-
5.875% Senior notes (due June 1, 2021)	24,225	100,000
Zero coupon subordinated debentures, Face value: $0.0 million at December 31, 2015 and
$13.1 million at December 31, 2014 (matured on December 31, 2015)	-	12,163
Total liabilities	380,354	270,301

Redeemable noncontrolling interests from discontinued operations	-	68,334

Commitments and contingencies (Note I)

Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 15,422,901 and 15,341,433
shares issued, respectively; 10,664,107 and 6,616,212 shares outstanding, respectively	14	14
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 24,000,000 shares issued
and 19,156,792 and 19,239,260 shares outstanding, respectively	19	19
Additional paid-in capital	345	291,681
Retained earnings (deficit)	(34,224)	602,950
Accumulated comprehensive income	9,115	25,014
Treasury stock, at cost (4,758,794 and 8,725,221 shares, respectively)	(251,596)	(394,617)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	(276,327)	525,061
Noncontrolling interests from discontinued operations	-	2,734
Total equity (deficit)	(276,327)	527,795
Total liabilities and equity	$104,027	$866,430

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

		GAMCO Investors, Inc. stockholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2012	$3,326	$33	$280,089	$408,295	$26,300	$(347,109)	$370,934	$17,362
Redemptions of redeemable noncontrolling interests	(525)	-	-	-	-	-	(525)	(16,223)
Contributions from redeemable noncontrolling interests	-	-	-	-	-	-	-	5,150
Net income (loss)	50	-	-	116,853	-	-	116,903	462
Net unrealized gains on securities available for sale,
net of income tax benefit $(10,160)	-	-	-	-	17,301	-	17,301	-
Amounts reclassified from accumulated other comprehensive
income, net of income tax benefit $(7,859)	-	-	-	-	(13,382)	-	(13,382)	-
Income tax effect of transaction with shareholders	-	-	243	-	-	-	243	-
Foreign currency translation	-	-	-	-	20	-	20	-
Dividends declared ($0.72 per share)	-	-	-	(18,707)	-	-	(18,707)	-
Stock based compensation expense	-	-	2,072	-	-	-	2,072	-
Exercise of stock options including tax benefit ($16)	-	-	92	-	-	-	92	-
Purchase of treasury stock	-	-	-	-	-	(14,769)	(14,769)	-
Balance at December 31, 2013	$2,851	$33	$282,496	$506,441	$30,239	$(361,878)	$460,182	$6,751

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(continued) (In thousands)

		GAMCO Investors, Inc. shareholders
			Additional		Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2013	$2,851	$33	$282,496	$506,441	$30,239	$(361,878)	$460,182	$6,751
Redemptions of redeemable noncontrolling interests	-	-	-	-	-	-	-	(6,353)
Contributions from redeemable noncontrolling interests	-	-	-	-	-	-	-	72,093
Net income (loss)	(117)	-	-	109,390	-	-	109,273	(4,157)
Net unrealized losses on securities available for sale,
net of income tax benefit $(356)	-	-	-	-	(604)	-	(604)	-
Amounts reclassified from accumulated other comprehensive
income, net of income tax benefit $(2,680)	-	-	-	-	(4,564)	-	(4,564)	-
Foreign currency translation	-	-	-	-	(57)	-	(57)	-
Dividends declared ($0.50 per share)	-	-	-	(12,881)	-	-	(12,881)	-
Stock based compensation expense	-	-	7,199	-	-	-	7,199	-
Exercise of stock options including tax benefit ($349)	-	-	1,986	-	-	-	1,986	-
Purchase of treasury stock	-	-	-	-	-	(32,739)	(32,739)	-
Balance at December 31, 2014	$2,734	$33	$291,681	$602,950	$25,014	$(394,617)	$527,795	$68,334

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(continued) (In thousands)

		GAMCO Investors, Inc. shareholders
			Additional	Retained	Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Earnings	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	(Deficit)	Income	Stock	Total	Interests
Balance at December 31, 2014	$2,734	$33	$291,681	$602,950	$25,014	$(394,617)	$527,795	$68,334
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	-
Contributions from redeemable noncontrolling interests	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	83,412	-	-	83,412	-
Net unrealized losses on securities available for sale,
net of income tax benefit $(3,213)	-	-	-	-	(5,471)	-	(5,471)	-
Amounts reclassified from accumulated other comprehensive
income, net of income tax benefit $(1,662)	-	-	-	-	(2,829)	-	(2,829)	-
Foreign currency translation	-	-	-	-	(46)	-	(46)	-
Dividends declared ($0.28 per share)	-	-	-	(7,477)	-	-	(7,477)	-
Stock based compensation expense	-	-	9,868	-	-	-	9,868	-
Reduction of deferred tax asset for excess of recorded
RSA tax benefit over actual tax benefit	-	-	(1,190)	-	-	-	(1,190)	-
Exercise of stock options including tax benefit $(102)	-	-	1,269	-	-	-	1,269	-
Purchase of treasury stock	-	-	-	-	-	(27,249)	(27,249)	-
Issuance of 4.4 million treasury shares to GSI	-	-	(20,270)	-	-	170,270	150,000	-
Spin-off of AC	(2,734)	-	(281,013)	(713,109)	(7,553)	-	(1,004,409)	(68,334)
Balance at December 31, 2015	$-	$33	$345	$(34,224)	$9,115	$(251,596)	$(276,327)	$-

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$83,412	$109,390	$116,853
Loss/(income) from discontinued operations, net of taxes	3,887	(3,107)	(26,820)
Income from continuing operations	87,299	106,283	90,033
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	618	669	749
Stock based compensation expense	9,868	5,278	1,562
Deferred income taxes	1,166	3,493	(113)
Tax benefit from exercise of stock options	102	349	16
Foreign currency translation gain/(loss)	(46)	(57)	20
Donated securities	1,945	1,486	1,893
Gains on sales of available for sale securities	(6)	(587)	(1,324)
Accretion of zero coupon debentures	628	885	1,253
(Gain) loss on extinguishment of debt	1,067	84	998
Acquisition of identifiable intangible asset	(1,661)	-	-
(Increase) decrease in assets:
Investments in trading securities	(240)	-	-
Receivable from affiliates	21,393	-	-
Receivable from brokers	592	(1,055)	(628)
Investment advisory fees receivable	6,679	8,528	(8,093)
Income tax receivable and deferred tax assets	(4,354)	(1,988)	570
Other assets	529	10,289	(2,901)
Increase (decrease) in liabilities:
Payable to affiliates	7,333	(410)	295
Payable to brokers	1	(752)	763
Income taxes payable and deferred tax liabilities	(10,401)	(896)	(2,238)
Compensation payable	(6,369)	11,116	13,394
Mandatorily redeemable noncontrolling interests	-	-	-
Accrued expenses and other liabilities	987	(2,257)	8,448
Total adjustments	29,831	34,175	14,664
Net cash provided by operating activities from continuing operations	$117,130	$140,458	$104,697

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (In thousands)

	Year Ended December 31,
	2015	2014	2013
Investing activities
Purchases of available for sale securities	$(6,279)	$(5,024)	$(4,398)
Proceeds from sales of available for sale securities	81	3,877	5,262
Net cash provided by (used in) investing activities from continuing operations	(6,198)	(1,147)	864

Financing activities
Repayment of 5.5% senior note due May 15, 2013	-	-	(99,000)
Repurchase of Zero coupon subordinated debentures due December 31, 2015	(13,101)	(716)	(7,705)
Repurchase of 5.875% Senior note due June 1, 2021	(76,533)	-	-
Loan from GGCP due December 28, 2016	35,000	-	-
Net cash transferred to AC	(21,739)	(86,703)	(19,683)
Proceeds from exercise of stock options	1,167	1,637	76
Dividends paid	(7,468)	(12,618)	(18,419)
Purchase of treasury stock	(27,249)	(32,739)	(14,768)
Net cash provided by (used in) financing activities from continuing operations	(109,923)	(131,139)	(159,499)
Cash flows of discontinued operations
Net cash provided by (used in) operating activities	54,335	(76,618)	36,299
Net cash provided by (used in) investing activities	(41,463)	3,839	29,403
Net cash provided by (used in) financing activities	(12,871)	66,367	(11,597)
Net cash provided by (used in) discontinued operations	1	(6,412)	54,105
Effect of exchange rates on cash and cash equivalents	15	19	(7)
Net increase in cash and cash equivalents	1,025	1,779	160

Cash and cash equivalents at beginning of period	12,694	10,915	10,755
Cash and cash equivalents at end of period	$13,719	$12,694	$10,915
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,011	$6,671	$9,797
Cash paid for taxes	$59,657	$70,103	$51,964

Non-cash activity:
- For 2015, 2014 and 2013 the Company accrued restricted stock award dividends of $175, $263 and $288, respectively.
- For 2015, the Company recorded $1,190 as a reduction to its deferred tax asset and additional paid-in capital for the excess of the recorded restricted stock award tax benefit over the actual tax benefit.
- On November 1, 2015, in connection with becoming the advisor to the Bancroft Fund Ltd. and the Ellswoth Growth and Income Fund Ltd., the Company recorded a non-cash identifiable intangible asset of $1.2 million.
- On November 28, 2015, the Company issued 4.4 million shares to GSI in exchange for a $150 million five-year 4% note ("GSI Note").
- On November 30, 2015, in connection with the spin-off of AC, the Company issued a $250 million five-year 4% PIK Note to AC and also contributed the GSI Note to AC.
- On November 30, 2015, in connection with the spin-off of AC, the Company transferred $601.7 million of net assets, excluding cash and cash equivalents.

See accompanying notes.

A. Significant Accounting Policies

Basis of Presentation

GAMCO Investors, Inc. (“GBL” or the “Company”) was incorporated in April 1998 in the state of New York, with no significant assets or liabilities and did not engage in any substantial business activities prior to the initial public offering (“Offering”) of our shares.  On February 9, 1999, we exchanged 24 million shares of our Class B Common Stock (“Class B Stock”), representing all of our then issued and outstanding common stock, with Gabelli Funds, Inc. (“GFI”) and two of its subsidiaries in consideration for substantially all of the operating assets and liabilities of GFI, relating to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business (the “Reorganization”).   GFI, which was renamed Gabelli Group Capital Partners, Inc. in 1999, is the majority shareholder of GBL and was renamed GGCP, Inc. (“GGCP”) in 2005.  During 2010, the shares of GBL owned by GGCP were transferred to GGCP Holdings LLC, a subsidiary of GGCP.  In 2014, the Company changed its state of incorporation from New York to Delaware in a tax-free reorganization.  On November 30, 2015 (the “Spin-Off Date”), GBL distributed to its stockholders all of the outstanding common stock of Associated Capital Group, Inc. (“AC”) and its subsidiaries along with certain cash and other assets (the “Spin-off”).  AC owns and operates, directly or indirectly, the alternatives and the institutional research businesses previously owned and operated by GBL.  In the Spin-off, each holder of GAMCO’s Class A Common Stock (“Class A Stock”) of record as of 5:00 p.m. New York City time on November 12, 2015 (the “Record Date”), received one share of AC Class A common stock for each share of GAMCO Class A Stock held on the Record Date.  Each record holder of GAMCO’s Class B Stock received one share of AC Class B common stock for each share of GAMCO Class B Stock held on the Record Date.  Subsequent to the Spin-off, GAMCO no longer consolidates the financial results of AC or certain investment partnerships and offshore funds in which we had a direct or indirect controlling financial interest for the purposes of GAMCO’s financial reporting and the historical financial results of AC and certain investment partnerships and offshore funds have been reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented through the Spin-off Date.

The accompanying consolidated financial statements include the assets, liabilities and earnings of:

·	GBL;

·
Our wholly-owned subsidiaries: Gabelli Funds, LLC (“Funds Advisor”), GAMCO Asset Management Inc. (“GAMCO”), G.distributors, LLC (“G.distributors”), GAMCO Asset Management (UK) Limited, Gabelli Fixed Income, Inc. (“Fixed Income”) and its subsidiaries, GAMCO International Partners LLC, and GAMCO Acquisition LLC.

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

Reclassifications

Certain amounts reported for the prior periods in the accompanying consolidated financial statements have been reclassified in order to conform to the current period’s presentation. Assets and liabilities related to the Spin-off on the Company’s consolidated statement of financial condition as of December 31, 2014 have been reclassified as assets and liabilities of discontinued operations (See Note P. Discontinued Operations for further details). All assets and liabilities related to discontinued operations are excluded from the footnotes for all periods presented unless otherwise noted. In addition, the historical results of AC and certain investment partnerships and offshore funds have been reflected in the accompanying consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 as discontinued operations and financial information related to discontinued operations has been excluded from the notes to these financial statements for all periods presented.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Nature of Operations

GAMCO, Funds Advisor, Gabelli Fixed Income LLC (“Fixed Income LLC”), a wholly-owned subsidiary of Fixed Income are registered investment advisors under the Advisers Act of 1940. G.distributors is a registered broker-dealer with the Securities and Exchange Commission (“SEC”) and is regulated by the Financial Industry Regulatory Authority (“FINRA”).  Refer to Major Revenue-Generating Services and Revenue Recognition section within Note A for additional discussion of GBL's business.

Cash and Cash Equivalents

Cash equivalents primarily consist of an affiliated money market mutual fund which is highly liquid.  U.S. Treasury Bills and Notes with maturities of three months or less at the time of purchase are also considered cash equivalents.

Securities Transactions

Investments in securities are accounted for as either “trading securities” or “available for sale” and are stated at fair value.  Management determines the appropriate classification of debt and equity securities at the time of purchase.  U.S. Treasury Bills and Notes with maturities of greater than three months at the time of purchase are considered investments in securities.  Securities that are not readily marketable are stated at their estimated fair values in accordance with GAAP.  A portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses reported in current period earnings in net gain/(loss) from investments on the consolidated statements of income.  Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of  other comprehensive income except for losses deemed to be other than temporary which are recorded as realized losses on the consolidated statements of income.  Securities transactions and any related gains and losses are recorded on a trade date basis.  Realized gains and losses from securities transactions are recorded on the specific identified cost basis and are included in net gain/(loss) from investments on the consolidated statements of income.

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

Major Revenue-Generating Services and Revenue Recognition

The Company’s revenues are derived primarily from investment advisory and incentive fees and distribution fees.

Investment advisory and incentive fees are directly influenced by the level and mix of assets under management (“AUM”) as fees are derived from a contractually-determined percentage of AUM for each account as well as incentive fees earned on certain accounts.  Advisory fees from the open-end funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Advisory fees from Institutional and Private Wealth Management accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.    The Company derived approximately 87%, 85% and 86% of its total revenues from advisory and management fees, including incentive fees, for the periods ended December 31, 2015, 2014 and 2013, respectively. These revenues vary depending upon the level of sales compared with redemptions, financial market conditions, performance and the fee structure for AUM.  Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

The Company receives incentive fees from certain Institutional and Private Wealth Management accounts, which are based upon meeting or exceeding a specific benchmark index or indices.  Incentive fees refer to fees earned when the return generated for the client exceeds the benchmark and can be earned even if the return to the client is negative as long as the return exceeds the benchmark.  These fees are recognized, for each respective account, at the end of the stipulated contract period which is either quarterly or annually and varies by account.  Receivables due for incentive fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were no incentive fees receivable as of December 31, 2015.  There were $0.2 million in incentive fees receivable as of December 31, 2014.  For The GDL Fund, there is a performance fee earned as of the end of the calendar year if the total return of the fund is in excess of the 90 day T-Bill Index total return. This fee is recognized at the end of the measurement period, which is annually on a calendar year basis. Receivables due on incentive fees relating to The GDL Fund are included in investment advisory fees receivable on the consolidated statements of financial condition and were $3.7 million and $0.8 million as of December 31, 2015 and 2014, respectively.

Management fees on a majority of the closed-end preferred shares are received at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares. These fees are recognized at the end of the measurement period, which is annually. Receivables due for management fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition. There were no management fees receivable on closed-end preferred shares as of December 31, 2015.  There were $6.3 million in management fees receivable on closed-end preferred shares as of December 31, 2014.

Distribution fees revenues are derived primarily from the distribution of Gabelli, GAMCO and Comstock open-end funds (“Funds”) advised by a subsidiary of GBL, Funds Advisor and a subsidiary of GGCP, Teton.  Effective August 1, 2011, G.distributors distributes our open-end Funds pursuant to distribution agreements with each Fund.  Under each distribution agreement with an open-end Fund, G.distributors offers and sells such open-end Fund shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of third party distribution programs, financial intermediaries and G.distributors’  sales personnel.   G.distributors receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 (“12b-1”) of the Investment Company Act of 1940 (“Company Act”).  G.distributors is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back-end sales charge.  Prior to August 1, 2011, G.research, an indirect subsidiary of AC, was the distributor of the Gabelli, GAMCO and Comstock open-end Funds.

Under the distribution plans, the open-end Class AAA shares of the Funds (except The Gabelli U.S. Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund) and the Class A shares of certain Funds pay G.distributors a distribution or service fee of 0.25% per year (except the Class A shares of the Westwood Funds which pay 0.50% per year and the Class A shares of the Gabelli Enterprise Mergers and Acquisitions Fund which pays 0.45% per year) on the average daily net assets of the Fund. Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%. Sales of class B shares were discontinued in 2014.

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

Distribution Costs

We incur certain promotion and distribution costs, which are expensed as incurred, principally related to the sale of shares of Funds, shares sold in the initial public offerings of our closed-end funds, and after-market support services related to our closed-end funds.  Additionally, Funds Advisor has agreed to reimburse expenses on certain funds, beyond certain expense caps.  The reimbursed expenses are presented on a gross basis in distribution costs in the consolidated statements of income.

Dividends and Interest Income and Interest Expense

Dividends are recorded on the ex-dividend date.  Interest income and interest expense are accrued as earned or incurred.

Depreciation and Amortization

Fixed assets other than leasehold improvements, with net book value of $394,000 and $602,000 at December 31, 2015 and 2014, respectively, which are included in other assets, are recorded at cost and depreciated using the straight-line method over their estimated useful lives from four to seven years. Accumulated depreciation was $2.5 million and $2.4 million at December 31, 2015 and 2014, respectively. Leasehold improvements, with net book value of $1.7 million and $1.6 million at December 31, 2015 and 2014, respectively, which are included in other assets, are recorded at cost and amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter. The leased property under the capital lease is depreciated utilizing the straight-line method over the term of the lease, which expires on December 31, 2028.  The capital lease was extended on June 11, 2014 to December 31, 2028 from December 31, 2023.  For the years ended December 31, 2015, 2014 and 2013, depreciation and amortization were $618,000, $683,000 and $766,000, respectively. We estimate that depreciation and amortization will be approximately $625,000 annually over the next three years.

Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed.  At December 31, 2015 and 2014, goodwill recorded on the consolidated statements of financial condition relates to G.distributors.  At December 31, 2015, the identifiable intangible assets are the investment advisory contracts for the Gabelli Enterprise Mergers and Acquisition Fund, for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd., all of which relate to Funds Advisor.  At December 31, 2014, the identifiable intangible asset is the investment advisory contract for the Gabelli Enterprise Mergers and Acquisition Fund which relates to Funds Advisor.   Goodwill and identifiable intangible assets are tested for impairment at least annually on November 30th and whenever certain triggering events are met.  In assessing the recoverability of the identifiable intangible asset for 2015 and 2014, projections regarding estimated future cash flows and other factors are made to determine the fair value of the asset.

In assessing the recoverability of goodwill for our annual impairment test on November 30, 2015 and 2014, we performed a qualitative assessment of whether it was more likely than not that an impairment has occurred and concluded that a quantitative analysis was not required.

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

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with the FASB’s guidance on fair value measurement. The levels of the fair value hierarchy and their applicability to the Company are described below:

-
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date. Level 1 assets include cash equivalents, government obligations, open-end funds, closed-end funds and equities.

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

The valuation process and policies reside with the financial reporting and accounting group which reports to the Co-Chief Accounting Officers. The Company uses the “market approach” valuation technique to value its investments in Level 3 investments. The Company’s valuation of the Level 3 investments has been based upon either i) the recent sale prices of the issuer’s equity securities or ii) the net assets, book value or cost basis of the issuer when there is no recent sales prices available.

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

Management Fee

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits before management fee which is paid to Mr. Gabelli or his designee for acting as CEO pursuant to his 2008 Employment Agreement so long as he is an executive of GBL and devotes the substantial majority of his working time to the business. In accordance with his 2008 Employment Agreement, he has allocated approximately $1.9 million, $4.0 million and $2.3 million of his management fee to certain other employees of the Company in 2015, 2014 and 2013, respectively, and waived $1.4 million in 2013.

Stock Based Compensation

The Company has granted restricted stock awards (“RSAs”) and stock options to staff members which were recommended by the Company’s Chairman, who did not receive an RSA or option award, and approved by the Compensation Committee of the Company’s Board of Directors.  We use a fair value based method of accounting for stock-based compensation provided to our employees.

The estimated fair value of RSAs is determined by using the closing price of Class A Common Stock ("Class A Stock") on the day prior to the grant date.  The total expense, which is reduced by estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant. The forfeiture rate is determined by reviewing historical forfeiture rates for previous stock-based compensation grants and is reviewed and updated quarterly, if necessary.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

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

In connection with the Spin-off of AC and in accordance with GAAP, the Company has allocated the stock compensation costs between GBL and AC based upon each employee’s individual allocation of their responsibilities between GBL and AC.  See note H. Equity for further details.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and receivable from brokers.  The Company maintains cash and cash equivalents primarily in the Gabelli U.S. Treasury Money Market Fund, which invests fully in instruments issued by the U.S. government, and has receivables from brokers with various brokers and financial institutions, where these balances can exceed the federally insured limit.  The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  In addition, the credit risk is further limited by virtue of the fact that no single advisory relationship provided over 10% of the total revenue of the Company during the years 2015, 2014, or 2013.  All investments in securities are held at third party brokers or custodians.

Business Segment

The Company operates in one business segment, the investment advisory and asset management business. The Company conducts its investment advisory business principally through: GAMCO (Institutional and Private Wealth Management) and Funds Advisor (Funds).  The distribution of our open-end funds and underwriting of those Funds was conducted through G.distributors.

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

In February 2015, the FASB issued an accounting update amending the consolidation requirements under GAAP.  This guidance is effective for the Company beginning January 1, 2016.  Early adoption is permitted.  This guidance is not expected to have a material impact on the Company’s consolidated financial statements but could have an impact on the Company’s notes to the consolidated financial statements.

In April 2015, the FASB issued an accounting update amending the presentation of debt issuance costs in financial statements.  This amended guidance requires entities to present the cost of debt issuances as a reduction of the related debt rather than as an asset.  This guidance is effective for the Company beginning January 1, 2016.  Entities should apply the guidance retrospectively to all prior periods.  This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued an accounting update amending the guidance on the classification and measurement of financial instruments.  This amended guidance significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value.  This guidance is effective for the Company beginning January 1, 2018.  The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize assets and liabilities arising from most operating leases in the consolidated statement of financial position. ASU 2016-02 is effective beginning January 1, 2019. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

B. Investments in Securities

Investments in securities at December 31, 2015 and 2014 consisted of the following:

	2015		2014
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Trading securities:
Common stocks	$385	$368	$-	$-
Total trading securities	385	368	-	-

Available for sale securities:
Common stocks	17,898	32,607	13,637	38,942
Total available for sale securities	17,898	32,607	13,637	38,942

Total investments in securities	$18,283	$32,975	$13,637	$38,942

Securities sold, not yet purchased at December 31, 2015 and 2014 consisted of the following:

	2015		2014
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Trading securities:
Common stocks	$123	$129	$-	$-
Total securities sold, not yet purchased	$123	$129	$-	$-

The following table identifies all reclassifications out of accumulated other comprehensive income and into net income for the year ended December 31, 2015 and 2014 (in thousands):

Amount		Affected Line Item	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		of Income	from AOCI
Twelve months ended December 31,
2015	2014

$6	$587	Net gain from investments	Realized gain / (loss) on sale of AFS securities
4,485	3,695	Other operating expenses	Donation of AFS securities
4,491	4,282	Income before income taxes
(1,662)	(1,584)	Income tax benefit
$2,829	$2,698	Net income

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of December 31, 2015 and December 31, 2014:

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
Common stocks	$17,898	$14,709	$-	$32,607
Total available for sale securities	$17,898	$14,709	$-	$32,607

	December 31, 2014
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
Common stocks	$13,637	$25,305	$-	$38,942
Total available for sale securities	$13,637	$25,305	$-	$38,942

Increases in unrealized losses, net of taxes, for AFS securities for the years ended December 31, 2015 and 2014 of $5.5 million and $0.6 million have been included in other comprehensive income at December 31, 2015 and 2014, respectively.  Increases in unrealized gains, net of taxes, for AFS securities for the year ended December 31, 2013 of $17.3 million have been included in other comprehensive income at December 31, 2013. The amount reclassified from other comprehensive income for the years ended December 31, 2015, 2014 and 2013 was $2.8 million, $4.6 million and $13.4 million, respectively. Proceeds from sales of investments available for sale were approximately $0.1 million, $3.9 million and $5.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015, 2014 and 2013, gross gains on the sale of investments available for sale amounted to $6,000, $0.6 million and $1.3 million, respectively, and were reclassed from other comprehensive income into the consolidated statements of income. There were no losses on the sale of investments available for sale for the years ended December 31, 2015, 2014 and 2013. The basis on which the cost of a security sold is determined is specific identification. Accumulated other comprehensive income on the consolidated statements of equity is primarily comprised of unrealized gains/losses, net of taxes, for AFS securities.

GBL has an established accounting policy and methodology to determine other-than-temporary impairment on available for sale securities.  Under this policy, available for sale securities are evaluated for other than temporary impairments and any impairment charges are recorded in net gain/(loss) from investments on the consolidated statements of income.  Management reviews all available for sale securities whose cost exceeds their market value to determine if the impairment is other than temporary.  Management uses qualitative factors such as diversification of the investment, the amount of time that the investment has been impaired, the intent to sell and the severity of the decline in determining whether the impairment is other than temporary.

There were no investments classified as available for sale that were in an unrealized loss position at either December 31, 2015 or December 31, 2014.

For the years ended December 31, 2015, 2014 and 2013 there were no losses on available for sale securities that were deemed to be other than temporary.

C. Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of December 31, 2015 and 2014 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Observable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2015
Cash equivalents	$13,538	$-	$-	$13,538
Investments in securities:
AFS - Common stocks	32,607	-	-	32,607
Trading - Common stocks	368	-	-	368
Total investments in securities	32,975	-	-	32,975
Total assets at fair value	$46,513	$-	$-	$46,513
Liabilities
Securities sold, not yet purchased:
Trading - Common stocks	$129	$-	$-	$129
Total securities sold, not yet purchased	$129	$-	$-	$129

During the year ended December 31, 2015, there were no transfers between any Level 1 and Level 2 holdings, or between Level 1 and Level 3 holdings.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2014 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Observable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2014
Cash equivalents	$12,467	$-	$-	$12,467
Investments in securities:
AFS - Common stocks	38,942	-	-	38,942
Trading - Common stocks	-	-	-	-
Total investments in securities	38,942	-	-	38,942
Total assets at fair value	$51,409	$-	$-	$51,409
Liabilities
Securities sold, not yet purchased:
Trading - Common stocks	$-	$-	$-	$-
Total securities sold, not yet purchased	$-	$-	$-	$-

During the year ended December 31, 2014, there were no transfers between any Level 1 and Level 2 holdings, or between Level 1 and Level 3 holdings.

Other than certain securities which were part of the Spin-off, the Company did not hold any Level 2 or 3 securities at either December 31, 2015 or December 31, 2014.

D. Income Taxes

GBL and its greater than 80% owned operating subsidiaries file a consolidated federal income tax return. Accordingly, the income tax provision represents the aggregate of the amounts provided for all companies.

The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

	2015	2014	2013
(In thousands)
Federal:
Current	$47,699	$58,194	$45,333
Deferred	(1,441)	(2,876)	371
State and local:
Current	5,359	6,595	7,255
Deferred	109	(179)	15
Total	$51,726	$61,734	$52,974

A reconciliation of the Federal statutory income tax rate to the effective tax rate is set forth below:

	2015	2014	2013
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of Federal benefit	2.7	2.5	2.3
Other	(0.5)	(0.8)	(0.3)
Effective income tax rate	37.2%	36.7%	37.0%

Significant components of our deferred tax assets and liabilities are as follows:

	2015	2014
(In thousands)
Deferred tax assets:
Stock compensation expense	$4,857	$3,542
Deferred compensation	1,268	1,852
Deferred gain on asset sale	-	2,000
Capital lease obligation	905	859
Other	287	-
Total deferred tax assets	7,317	8,253
Deferred tax liabilities:
Investments in securities available for sale	(5,443)	(9,362)
Contingent deferred sales commissions	(419)	(780)
Intangible asset amortization	(111)	-
Other	-	(25)
Total deferred tax liabilities	(5,973)	(10,167)
Net deferred tax assets (liabilities)	$1,344	$(1,914)

As a result of the accelerated vesting of the RSAs and in accordance with GAAP, a decrease of $1.2 million was recorded in additional paid in capital for the year ended December 31, 2015 as the actual tax benefit realized by the Company was less than the previously recorded deferred tax benefit.

As of December 31, 2015 and 2014, the total amount of gross unrecognized tax benefits related to uncertain tax positions was approximately $18.4 million and $16.0 million, respectively, of which recognition of $11.9 million and $10.4 million, respectively, would impact the Company’s effective tax rate.

As of December 31, 2015 and 2014, the net liability for unrecognized tax benefits related to uncertain tax positions was $17.6 million and $15.0 million, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits related to uncertain tax positions is as follows:

(in millions)
Balance at January 1, 2013	$10.6
Additions based on tax positions related to the current year	2.4
Additions for tax positions of prior years	0.5
Reductions for tax positions of prior years	(0.6)
Settlements	-
Balance at December 31, 2013	12.9
Additions based on tax positions related to the current year	3.1
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-
Balance at December 31, 2014	16.0
Additions based on tax positions related to the current year	2.8
Additions for tax positions of prior years	0.1
Reductions for tax positions of prior years	(0.5)
Settlements	-
Balance at December 31, 2015	$18.4

The Company records penalties and interest related to tax uncertainties in income taxes. As of December 31, 2015 and 2014, the Company had recognized gross liabilities of approximately $8.0 million and $6.7 million related to interest and penalties, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company recorded income tax expenses related to an increase in its liability for interest and penalties of $1.1 million, $1.0 million and $0.7 million, respectively.

The Company is currently being audited by the Internal Revenue Service for 2014, New York State for years 2001 through 2011 and the State of Illinois for years 2010 through 2012 but does not expect that any potential assessments will be material to its results of operations. The Company is subject to future audits by New York State for all years after 2011.  The Company’s remaining state income tax returns are subject to future audit for all years after 2009.  The Company’s Federal tax returns are subject to future audit for 2012 and 2013.

E. Earnings per Share

The computations of basic and diluted net income per share are as follows:

	For the Years Ending December 31,
(In thousands, except per share amounts)	2015	2014	2013
Basic:
Income from continuing operations	$87,299	$106,283	$90,033
Gain/(loss) from discontinued operations, net of taxes	(3,887)	3,107	26,820
Net income attributable to GAMCO Investors, Inc.'s shareholders	$83,412	$109,390	$116,853

Weighted average shares outstanding	25,425	25,335	25,653

Basic net income per share attributable to GAMCO
Investors, Inc.'s shareholders
Continuing operations	$3.43	$4.20	$3.51
Discontinued operations	(0.15)	0.12	1.05
Total	$3.28	$4.32	$4.56

Diluted:
Income from continuing operations	$87,299	$106,283	$90,033
Gain/(loss) from discontinued operations, net of taxes	(3,887)	3,107	26,820
Net income attributable to GAMCO Investors, Inc.'s shareholders	$83,412	$109,390	$116,853

Weighted average share outstanding	25,425	25,335	25,653
Dilutive stock options and restricted stock awards	286	223	59
Total	25,711	25,558	25,712

Diluted net income per share attributable to GAMCO Investors, Inc.'s shareholders
Continuing operations	$3.40	$4.16	$3.50
Discontinued operations	(0.15)	0.12	1.04
Total	$3.24	$4.28	$4.54

F. Debt

Debt consists of the following:

	December 31, 2015		December 31, 2014
	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2
(In thousands)
AC 4% PIK Note	$250,000	$250,000	$-	$-
Loan from GGCP	35,000	35,000	-	-
5.875% Senior notes	24,225	24,437	100,000	110,123
0% Subordinated debentures	-	-	12,163	13,000
Total	$309,225	$309,437	$112,163	$123,123

AC 4% PIK Note

In connection with the spin-off of AC on November 30, 2015, the Company issued a $250 million promissory note (the “AC 4% PIK Note”) payable to AC.  The AC 4% PIK Note bears interest at 4.0% per annum.  The original principal amount has a maturity date of November 30, 2020.  Interest on the AC 4% PIK Note will accrue from the date of the last interest payment, or if no interest has been paid, from the effective date of the AC 4% PIK Note.  At the election of the Company, payment of interest on the AC 4% PIK Note may be paid in kind (in whole or in part) on the then-outstanding principal amount (a “PIK Amount”) in lieu of cash. The Company will repay the original principal amount of the AC 4% PIK Note to AC in five equal annual installments of $50 million on each interest payment date up to and including the maturity date.  All PIK Amounts added to the outstanding principal amount of the AC 4% PIK Note will mature on the fifth anniversary from the date the PIK Amount was added to the outstanding principal of the AC 4% PIK Note.  In no event may any interest be paid in kind subsequent to November 30, 2019.  The Company may prepay the AC 4% PIK Note (in whole or in part) prior to maturity without penalty.

5.875% Senior notes

On May 31, 2011, the Company issued $100 million of senior unsecured notes (“Senior Notes”) at par. The net proceeds of $99.1 million are being used for working capital and general corporate purposes, which may include acquisitions and seed investments. The issuance costs of $0.9 million have been capitalized and will be amortized over the term of the debt or pro rata upon a repurchase. The notes mature on June 1, 2021 and bear interest at 5.875% per annum, payable semi-annually on June 1 and December 1 of each year and commenced on December 1, 2011. Upon a change of control triggering event, as defined in the indenture, the Company is required to offer to repurchase the notes at 101% of their principal amount.

On November 18, 2015, the Company commenced a tender offer (the “Offer”) to purchase for cash up to $100 million aggregate principal amount of the Senior Notes at a price of 101% of the principal amount.  $75.8 million of face value Senior Notes were tendered upon the expiration of the Offer.  The tender was accounted for as an extinguishment of debt and resulted in a loss of $0.8 million and is included in extinguishment of debt on the consolidated statements of income.  In connection with the tender, the Company also expensed $0.4 million of pro rata unamortized issuance costs which was included in interest expense on the consolidated statements of income.  At December 31, 2015 and 2014, the debt was recorded at its face value of $24.2 million and $100.0 million, respectively.

Loan from GGCP

In connection with the Offer, the Company borrowed $35.0 million from GGCP.  The loan has a term of one year and bears interest at 90-day LIBOR plus 3.25%, reset and payable quarterly.  Under the terms of the loan agreement, the Company is required to fully pay the loan prior to any accelerated payment of the AC 4% PIK Note.

Zero coupon Subordinated debentures due December 31, 2015

On December 31, 2010, the Company issued $86.4 million in par value of five year zero coupon subordinated debentures due December 31, 2015 (“Debentures”) to its shareholders of record on December 15, 2010 through the declaration of a special dividend of $3.20 per share. The Debentures had a par value of $100 and were callable at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed. During 2015, 2014 and 2013, the Company repurchased 62,242 Debentures, 7,178 Debentures and 78,809 Debentures, respectively, having a face value of $6.2 million, $0.7 million and $7.9 million, respectively. The redemptions in 2015, 2014 and 2013 were accounted for as an extinguishment of debt and resulted in a loss of $0.3 million, $0.1 million and $1.0 million, respectively, which was included in extinguishment of debt on the consolidated statements of income. The debt was being accreted to its face value using the effective rate on the date of issuance of 7.45%. At December 31, 2014, the debt was recorded at its accreted value of $12.2 million.  The debt matured on December 31, 2015 and was fully paid at that time.

The fair value of the Company’s debt, which is a Level 2 valuation, is estimated based on either quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models. Inputs into these models include credit rating, maturity and interest rate.

G.  Equity

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

During 2014 and 2013, the Company issued 158,600 and 576,950 RSAs, respectively, at grant date fair values of $80.23 and $63.82 per share, respectively.  There were no RSAs issued during 2015.  As of December 31, 2015 and 2014, there were 553,100 RSA shares and 710,750 RSA shares, respectively, outstanding that were issued at an average grant price of $64.02 per share and $67.45 per share, respectively. All grants of RSAs were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee of the Company's Board of Directors. This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant. During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.  For RSAs issued by GAMCO prior to the spin-off of AC on November 30, 2015, the Company expenses the portion of the RSAs that correspond to the employee allocation between GAMCO and AC.

During 2015, the Board of Directors accelerated the lapsing of restrictions on the November 2013 grant of RSAs resulting in recognition of $3.5 million in stock compensation expense during 2015 that would have been recorded in 2016 through 2018.

A summary of the stock option and RSA activity for the years ended December 31, 2015 and 2014 is as follows:

	Options		RSAs
				Weighted Average
		Weighted Average		Grant Date
	Shares	Exercise Price	Shares	Fair Value

Outstanding at December 31, 2013	$66,000	$42.49	566,950	$63.93
Granted	-	-	158,600	80.23
Forfeited	-	-	(14,800)	69.38
Exercised / Vested	(40,000)	40.94	-	-
Outstanding at December 31, 2014	26,000	44.89	710,750	67.45
Granted	-	-	-	-
Forfeited	-	-	(27,000)	69.50
Exercised / Vested	(26,000)	39.55	(130,650)	81.55
Outstanding at December 31, 2015	$-	$-	553,100	$64.02

Shares available for future issuance at
December 31, 2015	$1,856,925

At December 31, 2014, there were exercisable outstanding stock options of 23,500. The weighted average exercise price of the exercisable outstanding stock options at December 31, 2014 was $44.80 per share.

The total compensation costs related to non-vested awards not yet recognized is approximately $10.8 million as of December 31, 2015. This will be recognized as expense in the following periods (in thousands):

2016	2017	2018	2019	2020
$3,569	$2,492	$1,685	$1,348	$737

2021	2022	2023	2024
$497	$300	$127	$19

For the years ended December 31, 2015, 2014 and 2013, the Company recorded approximately $9.9 million, $5.3 million and $1.6 million, respectively, in stock based compensation expense which resulted in the recognition of tax benefits of approximately $3.7 million, $2.0 million and $0.6 million, respectively. The $9.9 million for the year ended December 31, 2015, includes $3.5 million in stock compensation expense as a result of accelerating the November 2013 grant of RSAs. There were no comparable accelerations in the years ended December 31, 2014 or 2013.

For the years ended December 31, 2015, 2014 and 2013, the Company received approximately $1.2 million, $1.6 million and $76,000, respectively, from the exercise of stock options which resulted in tax benefits of $0.1 million, $0.3 million and $16,000, respectively.

Stock Repurchase Program

In 1999, the Board of Directors established the Stock Repurchase Program through which the Company has been authorized to purchase up to $9 million of Class A Stock. The Board of Directors authorized additional repurchase of 500,000 shares in February 2013, 500,000 shares in November 2013 and 500,000 shares in August 2015. In 2015, 2014 and 2013, we repurchased 426,628 shares, 414,432 shares and 229,228 shares, respectively, at an average price of $63.85 per share, $78.99 per share and $64.41 per share, respectively (For 2015, 413,228 shares were at an average investment of $64.86 per share prior to the distribution of AC on November 30, 2015 and 13,400 shares were at an average price of $32.56 following the distribution of AC).  There remain 582,155 shares available under this program at December 31, 2015. Under the program, the Company has repurchased 9,552,653 shares at an average price of $44.81 per share and an aggregate cost of $428.0 million through December 31, 2015.  9,539,253 of these shares were purchased prior to the spin-off of AC to GBL shareholders.  The December 31, 2015 closing prices of GBL and AC shares on the NYSE were $31.04 and $30.50, respectively.

Dividends

During 2015, 2014 and 2013, the Company declared dividends of $0.28 per share, $0.50 per share and $0.72 per share, respectively, to class A and class B shareholders totaling $7.5 million, $12.9 million and $18.7 million, respectively. Under the terms of the RSA agreements, we accrue dividends, less estimated forfeitures, for RSA grantees from the date of grant but these dividends are held for grantees who are not entitled to receive dividends until their awards vest and only if they are still employed by the Company at those dates. As of December 31, 2015 and 2014, dividends accrued on RSAs not yet vested were approximately $0.6 million and $0.6 million, respectively.

Shelf Registration

In April 2015, the SEC declared effective the Company’s “shelf” registration statement on Form S-3 giving the Company the flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount of $500 million. The shelf is available through April 2018, at which time it may be renewed.

H. Capital Lease

On December 5, 1997, prior to the Offering in 1999, the Company entered into a fifteen-year lease, expiring on April 30, 2014, of office space from an entity controlled by members of the Chairman's family. On June 11, 2013, the Company modified and extended its lease with M4E, LLC, the Company’s landlord at 401 Theodore Fremd Ave, Rye, NY. The lease term was extended to December 31, 2028, and the base rental remained at $18 per square foot, or $1.1 million, for 2014.  From January 1, 2015 through December 31, 2028, the base rental will be determined by the change in the consumer price index for the New York Metropolitan Area for November of the immediate prior year with the base period as November 2008 for the New York Metropolitan Area.

The lease has been accounted for as a capital lease as it transfers substantially all the benefits and risks of ownership to GBL.  The Company has recorded the leased property as an asset and a capital lease obligation for the present value of the obligation of the leased property.  The leased property is amortized on a straight-line basis from the date of the most recent extension to the end of the lease. The capital lease obligation is amortized over the same term using the interest method of accounting.  Capital lease improvements are amortized from the date of expenditure through the end of the lease term or the useful life, whichever is shorter, on a straight-line basis.  The lease provides that all operating expenses relating to the property (such as property taxes, utilities and maintenance) are to be paid by the lessee, GBL.  These are recognized as expenses in the periods in which they are incurred.  Accumulated amortization on the leased property was approximately $4.4 million and $4.2 million at December 31, 2015 and 2014, respectively.

Future minimum lease payments for this capitalized lease at December 31, 2015 are as follows:

(In thousands)
2016	$1,191
2017	1,080
2018	1,080
2019	1,080
2020	1,080
Thereafter	8,640
Total minimum obligations	14,151
Interest	8,974
Present value of net obligations	$5,177

Lease payments under this agreement amounted to approximately $1.2 million, $1.2 million and $1.2 million for each of the years ended December 31, 2015, 2014 and 2013, respectively. The capital lease contains an escalation clause tied to the change in the New York Metropolitan Area Consumer Price Index which may cause the future minimum payments to exceed $1,080,000 annually. Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $0.9 million due over the next eight years, which are due from affiliated entities. Total minimum obligations exclude the operating expenses to be borne by the Company, which are estimated to be approximately $0.8 million per year.

I. Contractual Obligations

We rent office space under leases which expire at various dates through November 30, 2019. Future minimum lease commitments under these operating leases as of December 31, 2015 are as follows:

(In thousands)
2016	$849
2017	548
2018	459
2019	358
Total	$2,214

Equipment rentals and occupancy expense amounted to approximately $2.3 million, $2.0 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

J. Shareholder-Designated Contribution Plan

During 2013, the Company established a Shareholder Designated Charitable Contribution program.  Under the program, each shareholder is eligible to designate a charity to which the Company would make a donation based upon the actual number of shares registered in the shareholder’s name.  Shares held in nominee or street name were not eligible to participate.  The Board of Directors approved two contributions during 2013 of $0.25 per registered share each and one contribution during 2015 of $0.25 per registered share.  During 2015 and 2013, the Company recorded a charge of $6.4 million, or $0.12 per diluted share, net of management fee and tax benefit and $10.6 million, or $0.24 per diluted share, net of management fee and tax benefit, respectively, related to the contributions which were included in shareholder-designated contribution on the consolidated statements of income.  Based upon the number of registered shares that participated in the program in 2013, the Company recorded an additional charge of $134,000 during 2014.

K. Related Party Transactions

The following is a summary of certain related party transactions.

GGCP Holdings LLC owns a majority of our Class B Stock, representing approximately 91% of the combined voting power and 62% of the outstanding shares of our common stock at December 31, 2015.

GSI, a subsidiary of AC, owns 4.4 million shares of our Class A Stock, representing approximately 2% of the combined voting power and 15% of the outstanding shares of our common stock at December 31, 2015.

Capital Lease

We lease an approximately 60,000 square foot building located at 401 Theodore Fremd Avenue, Rye, New York as our headquarters (the “Building”) from an entity controlled by members of the Chairman’s family. See Notes H and I.

We sub-lease approximately 3,300 square feet in the Building to LICT Corporation, a company for which Mr. Gabelli serves as Chairman and CEO, which pays rent at the rate of $28 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses. The total amounts paid in 2015, 2014, and 2013 for rent and other expenses under this lease were $119,686, $117,640, and $116,527, respectively. Concurrent with the extension of the lease on the Building during 2008, we and LICT Corporation further agreed to extend the term of the sub-lease until December 2023 on the same terms and conditions. As of July 1, 2008, we also sub-lease approximately 1,600 square feet in the Building to Teton. Teton pays rent at the rate of $37.75 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses. The total amount paid in 2015, 2014 and 2013 for rent and other expenses under this lease were $69,632, $68,697 and $68,189, respectively, and were recorded in other operating expenses as a credit on the consolidated statements of income.

Investment Advisory Services

GAMCO has entered into agreements to provide advisory and administrative services to MJG Associates, Inc., which is wholly-owned by Mr. Gabelli, with respect to the private investment funds managed by them. Pursuant to such agreements, MJG Associates, Inc. paid GAMCO $10,000 (excluding reimbursement of expenses) for each of the years 2015, 2014, and 2013. For 2015, 2014 and 2013, Manhattan Partners I, L.P. and Manhattan Partners II, L.P., investment partnerships for which John Gabelli Inc., an entity owned by John Gabelli, a brother of the Company's Chairman, is the general partner, paid GAMCO investment advisory fees in the amount of $13,595, $14,483 and $21,601, respectively. In addition, an entity in which Mr. John Gabelli’s wife is the sole shareholder, is the co-general partner of S.W.A.N. Partners, LP (“S.W.A.N.”). S.W.A.N. paid GAMCO investment advisory fees in the amount of $20,406, $22,094 and $32,740 for 2015, 2014 and 2013, respectively, and is included in investment advisory and incentive fees on the consolidated statements of income.

The Company serves as the investment advisor for the Funds and earns advisory fees based on predetermined percentages of the average net assets of the Funds.  In addition, G.distributors has entered into distribution agreements with each of the Funds.  As principal distributor, G.distributors incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a distribution fee from the Funds or reimbursement from the investment advisor.  For 2015, 2014 and 2013, the Company received $47.7 million, $56.1 million and $47.4 million, respectively, in distributions fees.  Advisory and distribution fees receivable from the Funds were approximately $24.1 million and $31.6 million at December 31, 2015 and 2014, respectively.

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

The Chairman and CEO receives compensation in the form of a management fee for managing the Company.  Additionally, he earns compensation for acting as portfolio manager and/or attracting and providing client service to a large number of GAMCO's Institutional and Private Wealth Management clients, for creating and acting as portfolio manager of several open-end funds, for creating and acting as portfolio manager of the closed-end funds and for providing other services.

Other

On May 31, 2006, the Company entered into an Exchange and Standstill Agreement with Frederick J. Mancheski, a significant shareholder, pursuant to which, among other things, he agreed to exchange his 2,071,635 shares of Class B Stock, which he received on a pari passu basis with his investment in GGCP, for an equal number of shares of Class A Stock. The standstill expires on May 31, 2016. Under the terms of the standstill agreement, Mr. Mancheski agreed to, among other things, vote his shares in favor of the nominees and positions advocated by the Board of Directors. As stated in the latest available Form 13D filed by Mr. Mancheski on July 2, 2015, he continues to exercise voting control over 1,705,974 shares of Class A Stock.

For 2015, 2014, and 2013, we incurred variable costs (but not the fixed costs) of $432,000, $458,000, and $483,000, respectively, for actual usage relating to our use of aircraft in which GGCP owns the fractional interests.

GBL and Teton entered into a transitional administrative and management service agreement in connection with the spin-off of Teton from GBL that formalized certain arrangements. Effective January 1, 2011, Teton and GBL renegotiated the terms of the sub-administration agreement from a flat 0.20% on the average net assets of the mutual funds managed by Teton to 0.20% on the first $370 million in average net assets, 0.12% on the next $630 million in average net assets and 0.10% on average net assets in excess of $1 billion, as compensation for providing mutual fund administration services and $15,000 per month for various administrative services. Effective April 1, 2014, the administrative services fee was increased to $25,000 per month. Prior to the spin-off these fees were eliminated in consolidation. During 2015, 2014 and 2013, there was $2.2 million, $2.3 million and $1.8 million, respectively, included in distribution fees and other income on the consolidated statements of income.

Effective January 1, 2014, GAMCO and Funds Advisor each entered into a research services agreement with G.research, LLC, a wholly-owned subsidiary of Gabelli Securities, Inc., for G.research, LLC to provide them with the same types of research services that it provides to its other clients.  For both 2015 and 2014, GAMCO and Funds Advisor paid G.research, LLC $0.7 million and $0.8 million, respectively.

GAMCO and AC entered into a transitional administrative and management services agreement in connection with the Spin-off.  The agreement calls for GAMCO to provide to AC certain services including but not limited to: accounting, financial reporting and consolidation services, including the services of a financial and operations principal; treasury services, including, without limitation, insurance and risk management services and administration of benefits; tax planning, tax return preparation, recordkeeping and reporting services; human resources, including but not limited to the sourcing of permanent and temporary employees as needed, recordkeeping, performance reviews and terminations; legal and compliance advice, including the services of a Chief Compliance Officer; technical/technology consulting; and operations and general administrative assistance, including office space, office equipment and furniture, payroll, procurement, and administrative personnel.  In addition, AC will provide GAMCO with payroll services.  All services provided under the agreement by GAMCO to AC or by AC to GAMCO will be charged at cost.  The agreement is terminable by either party on 30 days’ prior written notice to the other party and has a term of twelve months.

At December 31, 2014, GSI owed GAMCO a demand loan of $16 million bearing interest at 5.5% annually.  On December 28, 2015, GSI repaid the demand loan in full plus accrued and unpaid interest.  The interest paid by GSI to GAMCO during 2015 and 2014 was $0.9 million and $1.0 million, respectively.

In connection with the spin-off of AC on November 30, 2015, the Company issued the AC 4% PIK Note.  During 2015, GAMCO recorded interest expense of $0.8 million.  See Note F. Debt for further details.

In connection with the Offer, the Company borrowed $35.0 million from GGCP.  During 2015, GAMCO recorded interest expense of $15,000.  See Note F. Debt for further details.

L. Financial Requirements

As a registered broker-dealer, G.distributors is subject to the Uniform Net Capital Rule 15c3-1 (the “Rule”) of the SEC.  These regulatory capital requirements, while not specific encumbrances on assets, restrict the total assets of this subsidiary broker-dealer to the extent they are needed to fulfill the regulatory capital requirements.  Accordingly, this restriction limits the transfer of funds from this subsidiary to the Company in the form of cash dividends or otherwise.  This restriction is 120% of its minimum net capital.  G.distributors computes its net capital under the alternative method permitted by the Rule which requires minimum net capital of $250,000, and it exceeded this requirement at December 31, 2015.

Our subsidiary, GAMCO Asset Management (UK) Limited is authorized and regulated by the Financial Conduct Authority (“FCA”). In February 2011, GAMCO Asset Management (UK) Limited increased its permitted license with the FCA’s predecessor, the Financial Services Authority (“FSA”) and has held Total Capital of £519,000 and £504,000 ($769,000 and $783,000 at December 31, 2015 and 2014, respectively) and had a Financial Resources Requirement of £262,000 and £210,000 ($388,000 and $326,000 at December 31, 2015 and 2014, respectively). We have consistently met or exceeded these minimum requirements.

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

N. Profit Sharing Plan and Incentive Savings Plan

The Company has a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all employees.  Company contributions to the plans are determined annually by the Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code.  The Company accrued contributions of approximately $26,000 and $23,000 to the plans for the years ended December 31, 2015 and 2013, respectively.  For the year ended December 31, 2014, the Company used unvested contributions that were forfeited from prior year’s matching to satisfy the current year’s contribution.

O. Identifiable Intangible Asset

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the consolidated statements of financial condition at both December 31, 2015 and 2014.  The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract for the Gabelli Enterprise Mergers and Acquisitions Fund are next up for renewal in February 2017.  On November 1, 2015, as a result of becoming the advisor to the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million within other assets on the consolidated statement of financial condition at December 31, 2015.  The advisory contracts for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. are both next up for renewal in November 2017.  At November 30, 2015 and November 30, 2014, management conducted its annual assessments of the recoverability of the intangible assets and determined that there was no impairment of it on GBL’s consolidated financial statements.

P.  Discontinued Operations

As a result of the Spin-off, the results of AC’s operations through the Spin-off Date, as well as transaction costs related to the Spin-off, have been classified in the consolidated statements of income as discontinued operations for all periods presented.  There was no gain or loss on the Spin-off for the Company, and it was a tax-free spin-off to GAMCO’s shareholders.

GAMCO does not have any significant continuing involvement in the operations of AC after the Spin-off, and GAMCO will not have the ability to influence operating or financial policies of AC.  GAMCO and AC do have a common Chief Executive Officer for a transition period, and GBL does provide certain services to AC under a Transition Services Agreement (see Note K. Related Party Transactions for details).  GAMCO also has debt on its consolidated statement of financial condition at December 31, 2015 that is payable to AC.  That GAMCO note pays interest at 4%, which is payable in cash or PIK, and will be paid off ratably over five years, or sooner at GAMCO’s option (see Note F. Debt for details).  AC owns 4.4 million shares of GAMCO’s Class A Stock on which it will receive dividends, if and when they are declared (see Note K. Related Party Transactions for details).  As with all stockholders, employees and directors of GAMCO received one share of AC stock for each share of GAMCO stock that they held on the record date for the distribution.  Some of these AC shares are unvested restricted stock awards to the extent an employee’s holdings consisted of unvested GAMCO restricted stock awards on the record date.  The vesting provisions remain unchanged (see Note G. Equity for details).

The 2015 results include $2.4 million in costs incurred with respect to the Spin-off and are included in Other operating expenses below.  Operating results for the period from January 1, 2015 through November 30, 2015 and the full years 2014 and 2013 are summarized below:

	Year Ended December 31,
	2015	2014	2013
Revenues
Investment advisory and incentive fees	$8,552	$9,750	$10,478
Distribution fees and other income	279	325	447
Institutional research services	8,973	10,925	8,940
Total revenues	17,804	21,000	19,865
Expenses
Compensation	20,500	22,298	22,939
Stock based compensation	4,716	1,921	510
Management fee	(727)	(36)	4,485
Distribution costs	(85)	(598)	(742)
Other operating expenses	9,070	7,341	7,119
Total expenses	33,474	30,926	34,311
Operating loss	(15,670)	(9,926)	(14,446)
Other income (expense)
Net gain from investments	7,660	6,491	51,034
Interest and dividend income	2,740	4,416	5,864
Interest expense	(1,224)	(1,377)	(1,908)
Total other income (expense), net	9,176	9,530	54,990
Income/(loss) from discontinued operations before income taxes	(6,494)	(396)	40,544
Income tax provision/(benefit)	(2,045)	771	13,212
Income/(loss) from discontinued operations, net of taxes	(4,449)	(1,167)	27,332
Net income/(loss) attributable to noncontrolling interests	(562)	(4,274)	512
Net income/(loss) attributable to GAMCO Investors, Inc.'s
discontinued operations, net of taxes	$(3,887)	$3,107	$26,820

The assets and liabilities of AC have been classified in the consolidated statement of financial condition as of December 31, 2014 as assets and liabilities of discontinued operations and consist of the following:

December 31,
2014
Cash and cash equivalents	$285,530
Investments in securities	220,595
Investments in sponsored registered investment companies	39,537
Investments in partnerships	107,637
Receivable from brokers	74,396
Investment advisory fees receivable	4,145
Receivable from affiliates	(20,675)
Goodwill and identifiable intangible asset	3,254
Income tax receivable	44
Other assets	19,175
Total assets of discontinued operations	733,638
Payable to brokers	43,397
Income taxes payable and deferred tax liabilities	9,959
Compensation payable	9,180
Securities sold, not yet purchased	10,595
Payable to affiliates	-
Mandatorily redeemable noncontrolling interests	1,302
Accrued expenses and other liabilities	1,497
Total liabilities of discontinued operations	75,930

Redeemable noncontrolling interests from discontinued operations	68,334

Noncontrolling interests from discontinued operations	2,734

Net assets of discontinued operations	$586,640

The following table summarizes the net impact of the Spin-off to GAMCO’s stockholders’ equity (deficiency):

Decrease in additional paid-in capital	$(301,283)
Decrease in retained earnings	(692,839)
Decrease in accumulated comprehensive income	(9,178)
Total	$(1,003,300)

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

R. Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2015 and 2014 is presented below.

	2015
	1st	2nd	3rd	4th	Total
(In thousands, except per share data)
Revenues	$99,806	$98,693	$92,160	$90,317	$380,976
Operating income	38,590	38,981	37,276	33,102	147,949
Income from continuing operations	23,148	23,775	22,451	17,925	87,299
Income/(loss) from discontinued operations, net of taxes	1,628	326	(7,483)	1,642	(3,887)
Net income attributable to GAMCO
Investors, Inc.'s shareholders	24,776	24,101	14,968	19,567	83,412
Net income attributable to GAMCO
Investors, Inc.'s shareholders per share:
Basic - Continuing operations	$0.92	$0.95	$0.90	$0.68	$3.43
Basic - Discontniued operations	0.07	0.01	(0.30)	0.06	(0.15)
Basic - Total	$0.99	$0.96	$0.60	$0.74	$3.28

Diluted - Continuing operations	$0.91	$0.94	$0.89	$0.67	$3.40
Diluted - Discontinued operations	0.06	0.01	(0.30)	0.06	(0.15)
Diluted - Total	$0.97	$0.95	$0.59	$0.73	$3.24

	2014
	1st	2nd	3rd	4th	Total

Revenues	$101,150	$104,345	$106,627	$109,814	$421,936
Operating income	39,777	41,183	44,334	44,158	169,452
Income from continuing operations	27,492	24,942	27,370	26,479	106,283
Income/(loss) from discontinued operations, net of taxes	462	4,008	(3,705)	2,342	3,107
Net income attributable to GAMCO
Investors, Inc.'s shareholders	27,954	28,950	23,665	28,821	109,390
Net income attributable to GAMCO
Investors, Inc.'s shareholders per share:
Basic - Continuing operations	$1.08	$0.98	$1.08	$1.05	$4.20
Basic - Discontniued operations	0.02	0.16	(0.14)	0.09	0.12
Basic - Total	$1.10	$1.14	$0.94	$1.14	$4.32

Diluted - Continuing operations	$1.07	$0.97	$1.07	$1.04	$4.16
Diluted - Discontinued operations	0.02	0.16	(0.14)	0.09	0.12
Diluted - Total	$1.09	$1.13	$0.93	$1.13	$4.28

During the fourth quarter of 2015, the Board of Directors accelerated the lapsing of restrictions on the November 2013 grant of RSAs resulting in recognition of $3.5 million in stock compensation expense, or $0.07 per fully diluted share, that would have been recorded in 2016 through 2018.

S. Subsequent Events

On December 21, 2015, GAMCO entered into a deferred compensation agreement with Mr. Gabelli whereby his variable compensation for 2016 will be in the form of Restricted Stock Units (“RSUs”) determined by the volume-weighted average price of the Company’s Class A Stock during 2016.  As a result, in 2016, Mr. Gabelli will not be paid any cash compensation that he is entitled to under the Employment Agreement approved by shareholders on May 5, 2015, and consistent with Mr. Gabelli’s agreement since 1977.  While the issuance of the award itself will not change Mr. Gabelli’s compensation, the GAAP reporting for his compensation will change.  The RSUs will vest 100% on January 1, 2020, and the Company intends to settle the award in cash at that time; however, the Company reserves the right to issue shares of the Company’s Class A Stock in lieu of such cash payment.  For GAAP reporting, the Company will recognize the amount of Mr. Gabelli’s 2016 compensation ratably over the vesting period, or approximately 25% of the total during each of 2016, 2017, 2018 and 2019 fiscal years.

On February 18, 2016, the Board of Directors declared a regular quarterly dividend of $0.02 per share to all of its shareholders, payable on March 29, 2016 to shareholders of record on March 15, 2016.

From January 1, 2016 to March 15, 2016, the Company repurchased 30,103 shares at $29.33 per share. As a result, there are 552,052 shares available to be repurchased under our existing buyback plan at March 15, 2016.

ITEM 9:                          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:                          CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be timely disclosed, is recorded, processed, summarized, and reported to management within the time periods specified in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company’s Chief Executive Officer and Co-Chief Accounting Officers, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

GBL's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Management, with the participation of the principal executive officer and under the supervision of the principal financial officers, of the Company conducted an evaluation of the effectiveness of GBL's internal control over financial reporting as of December 31, 2015, as required by Rule 13a-15(c) of the Exchange Act.  There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives.  In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013.

Based on its evaluation, management concluded that, as of December 31, 2015, the Company maintained effective internal control over financial reporting.  The independent registered public accounting firm that audited the consolidated financial statements has issued an attestation report on the Company's internal control over financial reporting.  The report on the audit of internal control over financial reporting is included in Item 8 in this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:                          OTHER INFORMATION

None.

PART III

ITEM 10:                          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors and Executive Officers of GBL and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the our definitive proxy statement for our 2016 Annual Meeting of Shareholders (the “Proxy Statement”).

GBL has adopted a Code of Business Conduct that applies to all of our officers, directors, full-time and part-time employees and a Code of Conduct that sets forth additional requirements for our principal executive officer, principal financial officers, principal accounting officers or controller, or persons performing similar functions (together, the “Codes of Conduct”).  The Codes of Conduct are posted on our website (www.gabelli.com) and are available in print free of charge to anyone who requests a copy.  Interested parties may address a written request for a printed copy of the Codes of Conduct to: Secretary, GAMCO Investors, Inc., One Corporate Center, Rye, New York 10580-1422.  We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Codes of Conduct by posting such information on our website.

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2016 Annual Meeting, GBL also submitted to the New York Stock Exchange (“NYSE”) a certification by our Chief Executive Officer that he is not aware of any violations by GBL of the NYSE corporate governance listing standards as of the date of the certification.

ITEM 11:                          EXECUTIVE COMPENSATION

Information required by Item 11 is included in our Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12:                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is included in our Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13:                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 is included in our Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15:                          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)  List of documents filed as part of this Report:

(1) Consolidated Financial Statements and Independent Registered Public Accounting Firm’s Reports included herein:
See Index on page 40.

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

Exhibit
Number                                                         Description of Exhibit

2.1
Agreement and Plan of Merger, dated October 14, 2014, between GAMCO Investors, Inc., a New York corporation and GAMCO Investors, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated November 20, 2014 filed with the Securities and Exchange Commission on November 22, 2014).

3.1
Amended and Restated Certificate of Incorporation of GAMCO Investors, Inc. (the “Company”) (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated November 20, 2014 filed with the Securities and Exchange Commission on November 22, 2014).

3.2
Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K dated November 20, 2014 filed with the Securities and Exchange Commission on November 22, 2014).

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

10.9
Service Mark and Name License Agreement, dated November 30, 2015, by and between GAMCO Investors, Inc. and Associated Capital Group, Inc. (Incorporated by reference to Exhibit 10.1 to Company's Report on Form 8-K dated November 30, 2015 filed with the Securities and Exchange Commission on December 4, 2015).

10.10
Transitional Administrative and Management Services Agreement, dated November 30, 2015, by and between GAMCO Investors, Inc. and Associated Capital Group, Inc. (Incorporated by reference to Exhibit 10.2 to Company's Report on Form 8-K dated November 30, 2015 filed with the Securities and Exchange Commission on December 4, 2015).

10.11
Promissory note in the amount of $250,000,000, dated November 30, 2015, issued by GAMCO Investors, Inc. to Associated Capital Group, Inc. (Incorporated by reference to Exhibit 10.3 to Company's Report on Form 8-K dated November 30, 2015 filed with the Securities and Exchange Commission on December 4, 2015).

10.12
Tax Indemnity and Sharing Agreement, dated November 30, 2015, by and between GAMCO Investors, Inc. and Associated Capital Group, Inc. (Incorporated by reference to Exhibit 10.4 to Company's Report on Form 8-K dated November 30, 2015 filed with the Securities and Exchange Commission on December 4, 2015).

10.13	$35,000,000 floating rate promissory note due December 28, 2016 in favor or GGCP, Inc.
10.14	Rights agreement with Mario J. Gabelli
12.1	Computation of Ratios of Earnings to Fixed Charges.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (included on page 92 of this Report).
31.1	Certification of CEO pursuant to Rule 13a-14(a).
31.2	Certification of co-CAO pursuant to Rule 13a-14(a).
31.3	Certification of co-CAO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Schedule I
100.INS	XBRL Instance Document
100.SCH	XBRL Taxonomy Extension Schema Document
100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
100.DEF	XBRL Taxonomy Extension Definition Linkbase Document
100.LAB	XBRL Taxonomy Extension Label Linkbase Document
100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Compensatory agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on March 15, 2016.

GAMCO INVESTORS, INC.

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer (Co-Principal Accounting Officer)	Title: Co-Chief Accounting Officer (Co-Principal Accounting Officer)

Date: March 15, 2016	Date: March 15, 2016

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Kieran Caterina, Kevin Handwerker and Diane M. LaPointe and each of them, their true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for them in their name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mario J. Gabelli	Chairman of the Board,	March 15, 2016
Mario J. Gabelli	Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ Kieran Caterina	Co-Chief Accounting	March 15, 2016
Kieran Caterina	Officer (Co-Principal
Accounting Officer)

/s/ Diane M. LaPointe	Co-Chief Accounting	March 15, 2016
Diane M. LaPointe	Officer (Co-Principal
Accounting Officer)

/s/ Edwin L. Artzt	Director	March 15, 2016
Edwin L. Artzt

/s/ Raymond C. Avansino, Jr.	Director	March 15, 2016
Raymond C. Avansino, Jr.

/s/ Marc Gabelli	Director	March 15, 2016
Marc Gabelli

/s/ Eugene R. McGrath	Director	March 15, 2016
Eugene R. McGrath

/s/ Robert S. Prather, Jr.	Director	March 15, 2016
Robert S. Prather, Jr.

/s/ Elisa M. Wilson	Director	March 15, 2016
Elisa M. Wilson