Form 10-Q
period 2016-03-31
GAMCO INVESTORS, INC. ET AL
filed 2016-05-09
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
or
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
Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of ''large accelerated filer", "accelerated filer", and "smaller reporting company'' in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.
Class		Outstanding at April 30, 2016
Class A Common Stock, .001 par value	(Including 551,900 restricted stock awards)	10,692,404
Class B Common Stock, .001 par value		19,096,792

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three Months Ended March 31, 2016 and 2015

Condensed Consolidated Statements of Comprehensive Income:
- Three Months Ended March 31, 2016 and 2015

Condensed Consolidated Statements of Financial Condition:
- March 31, 2016
- December 31, 2015
- March 31, 2015

Condensed Consolidated Statements of Equity:
- Three Months Ended March 31, 2016 and 2015

Condensed Consolidated Statements of Cash Flows:
- Three Months Ended March 31, 2016 and 2015

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenues
Investment advisory and incentive fees	$70,848	$86,068
Distribution fees and other income	10,537	13,738
Total revenues	81,385	99,806
Expenses
Compensation	20,274	37,977
Management fee	1,080	4,135
Distribution costs	10,717	14,441
Other operating expenses	4,372	4,663
Total expenses	36,443	61,216

Operating income	44,942	38,590
Other income (expense)
Net gain/(loss) from investments	223	13
Interest and dividend income	368	528
Interest expense	(3,406)	(1,905)
Total other expense	(2,815)	(1,364)
Income before income taxes	42,127	37,226
Income tax provision	16,102	14,078
Income from continuing operations	26,025	23,148
Income from discontinued operations, net of taxes	-	1,628
Net income attributable to GAMCO Investors, Inc.'s shareholders	$26,025	$24,776

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic - Continuing operations	0.89	0.92
Basic - Discontinued operations	-	0.07
Basic - Total	$0.89	$0.99

Diluted - Continuing operations	0.88	0.91
Diluted - Discontinued operations	-	0.06
Diluted - Total	$0.88	$0.97

Weighted average shares outstanding:
Basic	29,247	25,132

Diluted	29,684	25,414

Dividends declared:	$0.02	$0.07

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015

Net income	$26,025	$24,776
Other comprehensive gain/(loss), net of tax:
Foreign currency translation	(28)	(42)
Net unrealized gain/(loss) on securities available for sale (a)	2,583	(467)
Other comprehensive gain/(loss)	2,555	(509)

Comprehensive income attributable to GAMCO Investors, Inc.	$28,580	$24,267

(a) Net of income tax exoense/(benefit) of $1,517 and ($274), respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	March 31,	December 31,	March 31,
	2016	2015	2015
ASSETS
Cash and cash equivalents	$28,045	$13,719	$11,261
Investments in securities	36,419	32,975	37,954
Receivable from brokers	1,135	1,091	2,100
Investment advisory fees receivable	29,612	31,048	32,241
Receivable from affiliates	5,256	5,041	28,373
Income tax receivable	2,452	6,787	2,433
Other assets	13,006	13,238	11,680
Assets of discontinued operations	-	-	673,263
Total assets	$115,925	$103,899	$799,305

LIABILITIES AND EQUITY
Payable to brokers	$-	$12	$46
Income taxes payable and deferred tax liabilities	12,198	4,823	23,133
Capital lease obligation	5,145	5,170	5,234
Compensation payable	19,218	24,426	38,823
Securities sold, not yet purchased	-	129	-
Payable to affiliates	3,754	7,687	28
Accrued expenses and other liabilities	29,710	28,882	32,071
Liabilities of discontinued operations	-	-	35,782
Sub-total	70,025	71,129	135,117

AC 4% PIK Note (due November 30, 2020) (Note F)	250,000	250,000	-
Loan from GGCP (due December 28, 2016) (Note F)	20,000	35,000	-
5.875% Senior notes (due June 1, 2021)	24,103	24,097	99,398
Zero coupon subordinated debentures, Face value: $0.0 million at March 31, 2016,
$0.0 million at December 31, 2015 and $10.4 million at March 31, 2015,
respectively (due December 31, 2015)	-	-	9,936
Total liabilities	364,128	380,226	244,451

Redeemable noncontrolling interests from discontinued operations	-	-	5,519
Commitments and contingencies (Note J)	-	-	-
Equity
GAMCO Investors, Inc. stockholders' equity
Preferred stock, $.001 par value;10,000,000 shares authorized; none issued and outstanding	-	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
15,472,901, 15,422,901 and 15,357,733 issued, respectively;10,683,604,
10,664,107 and 6,591,119 outstanding, respectively	14	14	14
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 19,106,792, 19,156,792 and 19,219,260 shares
outstanding, respectively	19	19	19
Additional paid-in capital	1,382	345	293,958
Retained earnings (deficit)	(8,794)	(34,224)	625,926
Accumulated other comprehensive income	11,670	9,115	24,505
Treasury stock, at cost (4,789,297, 4,758,794 and 8,766,614 shares, respectively)	(252,494)	(251,596)	(397,813)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	(248,203)	(276,327)	546,609
Noncontrolling interests from discontinued operations	-	-	2,726
Total equity (deficit)	(248,203)	(276,327)	549,335

Total liabilities and equity (deficit)	$115,925	$103,899	$799,305

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Three Months Ended March 31, 2015

		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2014	$2,734	$33	$291,681	$602,950	$25,014	$(394,617)	$527,795	$68,334
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(441)
Consolidation of a consolidated
feeder fund	-	-	-	-	-	-	-	891
Deconsolidation of offshore
fund	-	-	-	-	-	-	-	(63,256)
Net income (loss)	(8)	-	-	24,776	-	-	24,768	(9)
Net unrealized losses on
securities available for sale,
net of income tax benefit ($265)	-	-	-	-	(451)	-	(451)	-
Amount reclassed from
accumulated other
comprehensive income,
net of income tax benefit ($9)	-	-	-	-	(16)	-	(16)	-
Foreign currency translation	-	-	-	-	(42)	-	(42)	-
Dividends declared
($0.07 per share)	-	-	-	(1,800)	-	-	(1,800)	-
Stock based compensation
expense	-	-	2,277	-	-	-	2,277	-
Purchase of treasury stock	-	-	-	-	-	(3,196)	(3,196)	-
Balance at March 31, 2015	$2,726	$33	$293,958	$625,926	$24,505	$(397,813)	$549,335	$5,519

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Three Months Ended March 31, 2016

	GAMCO Investors, Inc. stockholders
				Accumulated
		Additional	Retained	Other
	Common	Paid-in	Earnings	Comprehensive	Treasury
	Stock	Capital	(Deficit)	Income	Stock	Total
Balance at December 31, 2015	$33	$345	$(34,224)	$9,115	$(251,596)	$(276,327)
Net income	-	-	26,025	-	-	26,025
Net unrealized gains on
securities available for sale,
net of income tax expense ($1,516)	-	-	-	2,582	-	2,582
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax expense ($1)	-	-	-	1	-	1
Foreign currency translation	-	-	-	(28)	-	(28)
Dividends declared
($0.02 per share)	-	-	(595)	-	-	(595)
Stock based compensation
expense	-	1,037	-	-	-	1,037
Purchase of treasury stock	-	-	-	-	(898)	(898)
Balance at March 31, 2016	$33	$1,382	$(8,794)	$11,670	$(252,494)	$(248,203)

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating activities
Net income	$26,025	$24,776
Loss from discontinued operations, net of taxes	-	(1,628)
Income from continuing operations	26,025	23,148
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net gains from partnerships	-	-
Depreciation and amortization	155	155
Stock based compensation expense	1,037	1,639
Deferred income taxes	(2,016)	1,166
Tax benefit from exercise of stock options	-	-
Foreign currency translation loss	(28)	(42)
Other-than-temporary loss on available for sale securities	-	-
Cost basis of donated securities	-	-
Net gains on sales of available for sale securities	(2)	(3)
Accretion of zero coupon debentures	-	213
Loss on extinguishment of zero coupon debentures	-	156
(Increase) decrease in assets:
Investments in trading securities	223	-
Receivable from affiliates	(217)	(1,936)
Receivable from brokers	(44)	(417)
Investment advisory fees receivable	1,437	5,486
Income tax receivable and deferred tax assets	4,335	-
Other assets	66	419
Increase (decrease) in liabilities:
Payable to affiliates	(3,933)	(326)
Payable to brokers	(12)	34
Income taxes payable and deferred tax liabilities	7,875	4,343
Compensation payable	(5,206)	8,025
Accrued expenses and other liabilities	793	4,206
Total adjustments	4,463	23,118
Net cash provided by operating activities from continuing operations	$30,488	$46,266

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Investing activities
Purchases of available for sale securities	$-	$-
Proceeds from sales of available for sale securities	308	32
Return of capital on available for sale securities	-	-
Net cash provided by investing activities from continuing operations	308	32

Financing activities
Net cash transferred from AC	-	34,832
Proceeds from exercise of stock options	-	-
Dividends paid	(585)	(1,759)
Repurchase of Zero coupon subordinated debentures	-	(2,596)
Purchase of treasury stock	(898)	(3,196)
Repayment of loan from GGCP	(15,000)	-
Amortization of debt issuance costs	6	-
Net cash (used in) provided by financing activities from continuing operations	(16,477)	27,281
Cash flows of discontinued operations
Net cash provided by operating activities	-	36,160
Net cash used in investing activities	-	(41,080)
Net cash used in financing activities	-	(70,103)
Net cash used in discontinued operations	-	(75,023)
Effect of exchange rates on cash and cash equivalents	7	11
Net increase/(decrease) in cash and cash equivalents	14,326	(1,433)
Cash and cash equivalents at beginning of period	13,719	12,694
Cash and cash equivalents at end of period	$28,045	$11,261
Supplemental disclosures of cash flow information:
Cash paid for interest	$197	$199
Cash paid for taxes	$5,137	$9,078

Non-cash activity:
-	For the three months ended March 31, 2016 and March 31, 2015, the Company accrued dividends on restricted stock awards of $10 and $41, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 from which the accompanying condensed consolidated financial statements were derived.

Reclassifications

Certain amounts reported for the prior period in the accompanying condensed consolidated financial statements have been reclassified in order to conform to the current period’s presentation.  Assets and liabilities related to the spin-off (“Spin-off”) of Associated Capital Group, Inc. (“AC”) on November 30, 2015 on the Company’s condensed consolidated statement of financial condition as of March 31, 2015 have been reclassified as assets and liabilities of discontinued operations (See Note J. Discontinued Operations for further details).  All assets and liabilities related to discontinued operations are excluded from the footnotes for all periods presented unless otherwise noted.  In addition, the historical results of AC and certain investment partnerships and offshore funds have been reflected in the accompanying consolidated statements of income for the quarter ended March 31, 2015 as discontinued operations and financial information related to discontinued operations has been excluded from the notes to these financial statements for all periods presented.

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

In April 2015, the FASB issued ASU 2015-03, which amends the presentation of debt issuance costs in financial statements.  This amended guidance requires entities to present the cost of debt issuances as a reduction of the related debt rather than as an asset.  This guidance is effective for the Company beginning January 1, 2016.  Entities should apply the guidance retrospectively to all prior periods.  The Company adopted this guidance on January 1, 2016 without a material impact to the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. For public companies, the new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. To adopt the amendments, entities will be required to make a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, which amends the guidance in U.S. GAAP for the accounting for leases.  ASU 2016-02 requires a lessee to recognize assets and liabilities arising from most operating leases in the condensed consolidated statement of financial position.  ASU 2016-02 is effective beginning January 1, 2019. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public companies, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.  Early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

B.  Investment in Securities

Investments in securities at March 31, 2016, December 31, 2015 and March 31, 2015 consisted of the following:

	March 31, 2016		December 31, 2015		March 31, 2015
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Common stocks	$15	$17	$385	$368	$-	$-
Total trading securities	15	17	385	368	-	-

Available for sale securities:
Common stocks	17,592	36,402	17,898	32,607	13,609	37,954
Total available for sale securities	17,592	36,402	17,898	32,607	13,609	37,954

Total investments in securities	$17,607	$36,419	$18,283	$32,975	$13,609	$37,954

Securities sold, not yet purchased at March 31, 2016, December 31, 2015 and March 31, 2015 consisted of the following:

	March 31, 2016		December 31, 2015		March 31, 2015
	Proceeds	Fair Value	Proceeds	Fair Value	Proceeds	Fair Value
Trading securities:	(In thousands)
Common stocks	$-	$-	$123	$129	$-	$-
Total securities sold, not yet purchased	$-	$-	$123	$129	$-	$-

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of the date of each condensed consolidated statement of financial condition.  Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at the time of purchase are classified as cash equivalents.  The portion of investments in securities held for resale in anticipation of short-term market movements are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses reported in current period earnings.  Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of equity except for losses deemed to be other than temporary (“OTT”) which are recorded as realized losses in the condensed consolidated statements of income.

The following table identifies all reclassifications out of accumulated other comprehensive income ("AOCI") into income for the three months ended March 31, 2016 and 2015 (in thousands):

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Three Months Ended March 31,
2016	2015
$2	$3	Net gain from investments	Realized gain on sale of AFS securities
2	3	Income before income taxes
(1)	(1)	Income tax provision
$1	$2	Net income

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of March 31, 2016, December 31, 2015 and March 31, 2015:

	March 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$17,592	$18,810	$-	$36,402
Total available for sale securities	$17,592	$18,810	$-	$36,402

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$17,898	$14,709	$-	$32,607
Total available for sale securities	$17,898	$14,709	$-	$32,607

	March 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$13,609	$24,345	$-	$37,954
Total available for sale securities	$13,609	$24,345	$-	$37,954

Changes in net unrealized gain/(loss), net of taxes, for the three months ended March 31, 2016 and March 31, 2015 of $2.6 million in gains and $0.5 million in losses, respectively, have been included in other comprehensive income, a component of equity, at March 31, 2016 and March 31, 2015. During the three months ended March 31, 2016 and March 31, 2015, proceeds from the sales of investments available for sale were approximately $308,000 and $32,000, respectively.  For the three months ended March 31, 2016 and March 31, 2015, gross gains on the sale of investments available for sale amounted to $2,000 and $3,000, respectively and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.   There were no realized losses on the sale of investments available for sale for the three months ended March 31, 2016 or March 31, 2015. The basis on which the cost of a security sold is determined using specific identification. Accumulated other comprehensive income on the consolidated statements of equity is primarily comprised of unrealized gains/losses, net of taxes, for AFS securities.

GBL has an established accounting policy and methodology to determine other-than-temporary impairment on available for sale securities.  Under this policy, available for sale securities are evaluated for other than temporary impairments and any impairment charges are recorded in net gain/(loss) from investments on the condensed consolidated statements of income.  Management reviews all available for sale securities whose cost exceeds their market value to determine if the impairment is other than temporary.  Management uses qualitative factors such as diversification of the investment, the amount of time that the investment has been impaired, the intent to sell and the severity of the decline in determining whether the impairment is other than temporary.

There were no investments classified as available for sale that were in an unrealized loss position at March 31, 2016, December 31, 2015 or March 31, 2015.

For the quarters ended March 31, 2016 and 2015 there were no losses on available for sale securities that were deemed to be other than temporary.

C. Fair Value

The following tables present information about the Company's assets and liabilities by major categories measured at fair value on a recurring basis as of March 31, 2016, December 31, 2015 and March 31, 2015 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2016 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2016
Cash equivalents	$27,909	$-	$-	$27,909
Investments in securities:
AFS - Common stocks	36,402	-	-	36,402
Trading - Common stocks	17	-	-	17
Total investments in securities	36,419	-	-	36,419
Total assets at fair value	$64,328	$-	$-	$64,328
Liabilities
Securities sold, not yet purchased:
Trading - Common stocks	$-	$-	$-	$-
Total securities sold, not yet purchased	$-	$-	$-	$-

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2015
Cash equivalents	$13,538	$-	$-	$13,538
Investments in securities:
AFS - Common stocks	32,607	-	-	32,607
Trading - Common stocks	368	-	-	368
Total investments in securities	32,975	-	-	32,975
Total assets at fair value	$46,513	$-	$-	$46,513
Liabilities
Securities sold, not yet purchased:
Trading - Common stocks	$129	$-	$-	$129
Total securities sold, not yet purchased	$129	$-	$-	$129

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2015 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2015
Cash equivalents	$11,107	$-	$-	$11,107
Investments in securities:
AFS - Common stocks	37,954	-	-	37,954
Trading - Common stocks	-	-	-	-
Total investments in securities	37,954	-	-	37,954
Total assets at fair value	$49,061	$-	$-	$49,061
Liabilities
Securities sold, not yet purchased:
Trading - Common stocks	$-	$-	$-	$-
Total securities sold, not yet purchased	$-	$-	$-	$-

During the quarters ended March 31, 2016 and 2015, there were no transfers between any Level 1 and Level 2 holdings, or between Level 1 and Level 3 holdings.

Other than certain securities which were part of the Spin-off, the Company did not hold any Level 2 or 3 securities at either March 31, 2016, December 31, 2015 or March 31, 2015.

D. Income Taxes

The effective tax rate ("ETR") for the three months ended March 31, 2016 and March 31, 2015 was 38.2% and 37.8%, respectively.

E. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
Basic:
Income from continuing operations	$26,025	$23,148
Income from discontinued operations, net of taxes	-	1,628
Net income attributable to GAMCO Investors, Inc.'s shareholders	$26,025	$24,776

Weighted average shares outstanding	29,247	25,132

Basic net income per share attributable to GAMCO
Investors, Inc.'s shareholders:
Continuing operations	$0.89	$0.92
Discontinued operations	-	0.07
Total	$0.89	$0.99

Diluted:
Income from continuing operations	$26,025	$23,148
Income from discontinued operations, net of taxes	-	1,628
Net income attributable to GAMCO Investors, Inc.'s shareholders	$26,025	$24,776

Weighted average share outstanding	29,247	25,132
Dilutive stock options and restricted stock awards	437	282
Total	29,684	25,414

Diluted net income per share attributable to GAMCO
Investors, Inc.'s shareholders:
Continuing operations	$0.88	$0.91
Discontinued operations	-	0.06
Total	$0.88	$0.97

F. Debt

Debt consists of the following:

	March 31, 2016		December 31, 2015		March 31, 2015
	Carrying	Fair Value	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2	Value	Level 2
(In thousands)
AC 4% PIK Note	$250,000	$249,183	$250,000	$250,000	$-	$-
Loan from GGCP	20,000	20,161	35,000	35,000	-	-
5.875% Senior notes	24,103	23,741	24,097	24,437	99,398	109,541
0% Subordinated debentures	-	-	-	-	9,936	10,440
Total	$294,103	$293,085	$309,097	$309,437	$109,334	$119,981

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

5.875% Senior notes

On May 31, 2011, the Company issued 10-year, $100 million senior notes ("Senior Notes").  The Senior Notes mature on June 1, 2021 and bear interest at 5.875% per annum, payable semi-annually on June 1 and December 1 of each year and commenced on December 1, 2011.  Upon the occurrence of a change of control triggering event, as defined in the indenture, the Company would be required to offer to repurchase the Senior Notes at 101% of their principal amount.

On November 18, 2015, the Company commenced a tender offer (the “Offer”) to purchase for cash up to $100 million aggregate principal amount of the Senior Notes at a price of 101% of the principal amount.  $75.8 million of face value Senior Notes were tendered upon the expiration of the Offer.  At March 31, 2016, December 31, 2015 and March 31, 2015, the debt was recorded at its face value, net of issuance costs, of $24.1 million, $24.1 million and $99.4 million, respectively.

Loan from GGCP

In connection with the Offer, the Company borrowed $35.0 million from GGCP. The loan has a term of one year and bears interest at 90-day LIBOR plus 3.25%, reset and payable quarterly. Under the terms of the loan agreement, the Company is required to fully pay the loan prior to any accelerated payment of the AC 4% PIK Note. On March 18, 2016, the Company paid back $15.0 million of the loan. At March 31, 2016 and December 31, 2015, the debt was recorded at its face value of $20.0 million and $35.0 million, respectively.

Zero coupon Subordinated debentures due December 31, 2015

On December 31, 2010, the Company issued $86.4 million in par value of five year zero coupon subordinated debentures due December 31, 2015 ("Debentures") to its shareholders of record on December 15, 2010 through the declaration of a special dividend of $3.20 per share. The Debentures have a par value of $100 and are callable at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed. During the three month period ended March 31, 2015 the Company repurchased 25,957 Debentures having a face value of $2.6 million. The redemptions were accounted for as extinguishments of debt and resulted in losses of $156,000 which was included in net gain from investments on the condensed consolidated statements of income. The debt was being accreted to its face value using the effective rate on the date of issuance of 7.45%.  At March 31, 2015, the debt was recorded at its accreted value of  $9.9 million. The debt matured on December 31, 2015 and was fully paid at that time.

The fair value of the Company's debt, which is a Level 2 valuation, is estimated based on either quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  Inputs in these standard models include credit rating, maturity and interest rate.

On May 4, 2015, the Securities and Exchange Commission (“SEC”) declared effective the “shelf” registration statement filed by the Company. The "shelf" provides the Company with the flexibility of issuing any combination of senior and subordinated debt securities, convertible securities and common and preferred securities up to a total amount of $500 million and replaced the existing shelf registration which expired in May 2015. As of March 31, 2016, $500 million is available on the shelf.

G. Stockholders' Equity

Shares outstanding were 29.8 million, 29.8 million and 25.8 million on March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

Dividends

	Payment	Record
	Date	Date	Amount

Three months ended March 31, 2016	March 29, 2016	March 15, 2016	$0.02
Three months ended March 31, 2015	March 31, 2015	March 17, 2015	$0.07

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

As of March 31, 2016, December 31, 2015 and March 31, 2015, there were 553,100 RSA shares, 553,100 RSA shares and 707,050 RSA shares outstanding, respectively, that were previously issued at an average weighted grant price of $64.02, $64.02 and $67.43, respectively.  These RSA grants occurred prior to the spin-off of Associated Capital.  On November 30, 2015, pursuant to the spin-off, all RSA grant holders received shares of Associated Capital’s Class A common stock as a result of their ownership of their GAMCO unvested RSAs (one share of Associated Capital for each share of GBL).  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee. This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings (deficit) on the declaration date.

For the three months ended March 31, 2016 and March 31, 2015, we recognized stock-based compensation expense of $1.0 million and $1.6 million, respectively. Actual and projected stock-based compensation expense for RSA shares for the years ended December 31, 2015 through December 31, 2024 (based on awards currently issued or granted) is as follows (in thousands):

	2015	2016	2017	2018	2019
Q1	$1,639	$1,037	$685	$464	$365
Q2	1,640	1,036	685	453	365
Q3	1,644	806	602	402	323
Q4	4,945	691	520	366	295
Full Year	$9,868	$3,570	$2,492	$1,685	$1,348

	2020	2021	2022	2023	2024
Q1	$219	145	$93	$48	$7
Q2	204	145	93	48	7
Q3	169	114	66	24	5
Q4	145	93	48	7	-
Full Year	$737	497	$300	$127	$19

The total compensation cost related to non-vested RSAs not yet recognized is approximately $9.7 million as of March 31, 2016.  There were no options exercised for the three months ended March 31, 2016 or March 31, 2015.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  On August 4, 2015, our Board of Directors authorized an incremental 500,000 shares to be added to the current buyback authorization.  For the three months ended March 31, 2016 and March 31, 2015, the Company repurchased 30,503 shares and 41,393 shares, respectively, at an average price per share of $29.42 and $77.19, respectively. From the inception of the program through March 31, 2016, 9,583,156 shares have been repurchased at an average price of $44.76 per share.  At March 31, 2016, the total shares available under the program to be repurchased in the future were 551,652.

H. Identifiable Intangible Assets

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the condensed consolidated statements of financial condition at March 31, 2016, December 31, 2015 and March 31, 2015. The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2017. On November 1, 2015, as a result of becoming the advisor to the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million within other assets on the condensed consolidated statement of financial condition at March 31, 2016 and December 31, 2015.  The advisory contracts for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. are both next up for renewal in November 2017. The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant. There were no indicators of impairment for the three months ended March 31, 2016 or March 31, 2015, and as such there was no impairment analysis performed or charge recorded.

I. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company's financial condition, operations or cash flows at March 31, 2016.

J.  Discontinued Operations

As a result of the Spin-off, the results of AC’s operations through the Spin-off Date, as well as transaction costs related to the Spin-off, have been classified in the condensed consolidated statements of income as discontinued operations.  There was no gain or loss on the Spin-off for the Company, and it was a tax-free spin-off to GAMCO’s shareholders.

The first quarter 2015 results include $0.8 million in costs incurred with respect to the Spin-off and are included in Other operating expenses below.  Operating results for the period from January 1, 2015 through March 31, 2015 is summarized below:

Period Ended
March 31, 2015
Revenues
Investment advisory and incentive fees	$2,119
Distribution fees and other income	134
Institutional research services	2,447
Total revenues	4,700
Expenses
Compensation	5,879
Stock based compensation	638
Management fee	302
Distribution costs	(29)
Other operating expenses	2,555
Total expenses	9,345
Operating loss	(4,645)
Other income (expense)
Net gain from investments	6,945
Interest and dividend income	746
Interest expense	(334)
Total other income (expense), net	7,357
Income from discontinued operations before income taxes	2,712
Income tax provision	1,101
Income from discontinued operations, net of taxes	1,611
Net loss attributable to noncontrolling interests	(17)
Net income attributable to GAMCO Investors, Inc.'s discontinued operations, net of taxes	$1,628

The assets and liabilities of AC have been classified in the consolidated statement of financial condition as of March 31, 2015 as assets and liabilities of discontinued operations and consist of the following:

March 31, 2015
Cash and cash equivalents	$320,373
Investments in securities	120,834
Investments in sponsored registered investment companies	120,831
Investments in partnerships	106,943
Receivable from brokers	19,515
Investment advisory fees receivable	1,462
Receivable from affiliates	(28,373)
Income tax receivable	10
Other assets	11,668
Total assets of discontinued operations	673,263

Payable to brokers	10,128
Income taxes payable and deferred tax liabilities	9,697
Compensation payable	4,571
Securities sold, not yet purchased	8,569
Payable to affiliates	(28)
Mandatorily redeemable noncontrolling interests	1,298
Accrued expenses and other liabilities	1,547
Total liabilities of discontinued operations	35,782

Redeemable noncontrolling interests from discontinued operations	5,519

Noncontrolling interests from discontinued operations	2,726

Net assets of discontinued operations	$629,236

K. Subsequent Events

On April 21, 2016, the Company paid down the GGCP Loan by an additional $5.0 million.

On May 3, 2016, the Board of Directors declared its regular quarterly dividend of $0.02 per share to all of its shareholders, payable on June 28, 2016 to shareholders of record on June 14, 2016.

From April 1, 2016 to May 9, 2016, the Company repurchased 100 shares at $37.43 per share.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Overview

GAMCO, through the Gabelli brand, well known for its Private Market Value (PMV) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to open- and closed-end funds and institutional and private wealth management investors principally in the United States.  Through G.distributors, LLC (“G.distributors”), we provide mutual fund distribution.  We generally manage assets on a fully discretionary basis and invest in a variety of U.S. and international securities through various investment styles.  Our revenues are based primarily on the Company’s levels of assets under management and fees associated with our various investment products.

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

We conduct our investment advisory business principally through the following subsidiaries: GAMCO Asset Management Inc. (Institutional and Private Wealth Management) and Gabelli Funds, LLC (Funds).  The distribution of our open-end funds is conducted through G.distributors, our other broker-dealer subsidiary.

Assets under management (“AUM”) were $38.7 billion as of March 31, 2016, the same as the AUM from December 31, 2015 of $38.7 billion and a decrease of 14.9% from the March 31, 2015 AUM of $45.5 billion.  The first quarter 2016 activity consisted of net cash outflows of $0.8 billion, $1.0 billion of market appreciation and recurring distributions, net of reinvestments, from open-end and closed-end funds of $0.1 million.  Average total AUM was $37.5 billion in the 2016 quarter versus $45.8 billion in the prior year period, a decrease of 18.1%.  Average AUM in our open-end equity funds, a key driver to our investment advisory fees, was $13.2 billion in the first quarter of 2016, falling 22.4% from the 2015 quarter average AUM of $17.0 billion.

In addition to management fees, we earn incentive fees for certain institutional client assets, certain assets attributable to preferred issues of our closed-end funds and our GDL Fund (NYSE: GDL).  As of March 31, 2016, assets under management with incentive based fees were $2.5 billion, a decrease of $0.2 billion, or 7.4%, from the $2.7 billion at December 31, 2015 and 40.5% lower than the $4.2 billion on March 31, 2015.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 1st Quarter 2016

				Fund
		Market		distributions,
	December 31,	appreciation/	Net cash	net of	March 31,
	2015	(depreciation)	flows	reinvestments	2016
Equities:
Open-end Funds	$13,811	$465	$(458)	$(11)	$13,807
Closed-end Funds	6,492	213	70	(112)	6,663
Institutional & PWM - direct	13,366	241	(327)	-	13,280
Institutional & PWM - sub-advisory	3,401	67	(41)	-	3,427
SICAV	37	1	-	-	38
Total Equities	37,107	987	(756)	(123)	37,215
Fixed Income:
Money-Market Fund	1,514	-	(40)	-	1,474
Institutional & PWM	38	-	(6)	-	32
Total Fixed Income	1,552	-	(46)	-	1,506
Total Assets Under Management	$38,659	$987	$(802)	$(123)	$38,721

Table II: Assets Under Management by Quarter
% Change From
March 31,	December 31,	March 31,	December 31,	March 31,
2016	2015	2015	2015	2015
Equities:
Open-end Funds	$13,807	$13,811	$16,643	0.0%	(17.0%)
Closed-end Funds	6,663	6,492	7,071	2.6	(5.8)
Institutional & PWM - direct	13,280	13,366	16,407	(0.6)	(19.1)
Institutional & PWM - sub-advisory	3,427	3,401	3,814	0.8	(10.1)
SICAV	38	37	-	2.7	n/	m
Total Equities	37,215	37,107	43,935	0.3	(15.3)
Fixed Income:
Money-Market Fund	1,474	1,514	1,520	(2.6)	(3.0)
Institutional & PWM	32	38	52	(15.8)	(38.5)
Total Fixed Income	1,506	1,552	1,572	(3.0)	(4.2)
Total Assets Under Management	$38,721	$38,659	$45,507	0.2%	(14.9%)

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared To Three Months Ended March 31, 2015

(Unaudited; in thousands, except per share data)
	2016	2015
Revenues
Investment advisory and incentive fees	$70,848	$86,068
Distribution fees and other income	10,537	13,738
Total revenues	81,385	99,806
Expenses
Compensation	20,274	37,977
Management fee	1,080	4,135
Distribution costs	10,717	14,441
Other operating expenses	4,372	4,663
Total expenses	36,443	61,216
Operating income	44,942	38,590
Other income (expense)
Net gain from trading securities	223	13
Interest and dividend income	368	528
Interest expense	(3,406)	(1,905)
Total other expense	(2,815)	(1,364)
Income before income taxes	42,127	37,226
Income tax provision	16,102	14,078
Income from continuing operations	26,025	23,148
Income from discontinued operations	-	1,628
Net income attributable to GAMCO Investors, Inc.'s shareholders	$26,025	$24,776

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:	$0.89	$0.92
Basic - Continuing operations	-	0.07
Basic - Discontinued operations	$0.89	$0.99
Basic - Total

Diluted - Continuing operations	$0.88	$0.91
Diluted - Discontinued operations	-	0.06
Diluted - Total	$0.88	$0.97

Overview

Income from continuing operations for the quarter was $26.0 million, or $0.88 per fully diluted share, versus $23.1 million, or $0.91 per fully diluted share, in the prior year’s quarter.  The quarter to quarter comparison was impacted by lower variable compensation partially offset by lower revenues and lower income from firm investments.

Revenues

Investment advisory and incentive fees for the first quarter 2016 were $70.8 million, 17.8% lower than the 2015 comparative figure of $86.1 million.  Open-end fund revenues decreased by 22.7% to $31.3 million from $40.5 million in the first quarter of 2015 driven by a 22.4% decrease in average open-end equity AUM.  Our closed-end fund revenues decreased 12.1% to $13.1 million in the first quarter 2016 from $14.9 million in 2015 due to a 11.6% decrease in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, decreased $4.2 million to $25.9 million from $30.1 million in first quarter 2015.  There were no incentive fees earned during the first quarter 2016. Incentive fees earned during the first quarter 2015 were $0.5 million.

Open-end fund distribution fees and other income were $10.5 million for the first quarter 2016, a decrease of $3.2 million or 23.4% from $13.7 million in the prior year period, primarily due to lower average AUM in open-end equity funds that generate distribution fees and decreased level of sales of load shares of open-end funds.

Expenses

Compensation costs, which are largely variable, were $20.3 million or 46.6% lower than prior year compensation costs of $38.0 million.  The deferred compensation agreement entered into by the Company with Mr. Gabelli resulted in variable compensation being reduced by $10.4 million during the first quarter of 2016.  This expense will be recognized ratably over the vesting period through January 1, 2020.  The remainder of the quarter over quarter decrease was comprised of a $5.8 million decrease in variable compensation related to the decreased levels of AUM, a $0.6 million decrease in stock compensation expense and a $0.9 million decrease in fixed compensation, primarily relating to reduced bonus accruals in the current quarter.

Management fee expense, which is wholly variable and based on pretax income, decreased to $1.1 million in the first quarter of 2016 from $4.1 million in the 2015 period.  The management fee expense for the first quarter of 2016 was lower by $2.2 million due to the accounting of the deferred compensation agreement with Mr. Gabelli.

Distribution costs were $10.7 million, a decrease of $3.7 million or 25.7% from $14.4 million in the prior year’s period.  The decline in distribution costs was driven by lower AUM which resulted in reduced payments to third parties for distribution of $2.3 million, lower amortization of advanced commissions of $0.3 million, and the $1.0 million of expenses incurred in launching a closed-end fund during the first quarter of 2015.

Other operating expenses were $4.4 million in the first quarter of 2016, a decrease of $0.3 million, or 6.4%, from $4.7 million in the first quarter of 2015.

Operating income for the first quarter of 2016 was $44.9 million, an increase of $6.3 million, or 16.3%, from the $38.6 million in the first quarter of 2015.  Operating income, as a percentage of revenues, was 55.2% in the 2016 quarter as compared to 38.7% in the 2015 quarter.

Other expense

Total other expense, net was a net expense of $2.8 million for the first quarter 2016 versus a net expense of $1.4 million in the prior year’s quarter.  Net gain from trading securities increased $0.2 million to $0.2 million in the first quarter of 2016. Interest and dividend income decreased to $0.4 million in the first quarter 2016 from $0.5 million in the first quarter 2015.  Interest expense increased $1.5 million to $3.4 million in the first quarter 2016 from $1.9 million in the first quarter of 2015.

The effective tax rates (“ETR”) for the three months ended March 31, 2016 and March 31, 2015 were 38.2% and 37.8%, respectively.

DEFERRED COMPENSATION

On December 21, 2015, GAMCO entered into a deferred compensation agreement with Mr. Gabelli whereby his variable compensation for 2016 will be in the form of Restricted Stock Units (“RSUs”) determined by the volume-weighted average price of the Company’s Class A Stock during 2016.  The Board’s decision to grant these RSUs and thereby defer the cash payment of his 2016 variable compensation until January 1, 2020 was to provide the Company with greater financial flexibility.  While the issuance of the award itself does not change Mr. Gabelli’s compensation, the GAAP reporting for his compensation has changed.  The first quarter 2016 results were materially bolstered by the GAAP-mandated treatment of these RSUs.  Margins for the first quarter 2016 therefore are not comparable with prior periods.  Under GAAP, only 25% of this deferred compensation expense is being recognized in the current year with the remainder amortized as expense in 2017, 2018, and 2019.  Expressed another way, the 2016 first quarter as well as the remainder of 2016 benefit from a reduction of 75% of the compensation, and 2017, 2018, and 2019 will, in turn, be impacted by an additional 25% of the compensation from 2016 in each year.  No decision has been made regarding whether an RSU grant will be repeated for 2017.

The balance sheet is also impacted; the compensation payable at March 31, 2016 and in each future period-end of 2016 is only 25% of the full amount of the 2016 compensation that will be due once the RSUs are fully vested.  At March 31, 2016, the amount of unrecognized compensation was $12.6 million.

The following tables show a reconciliation of our results for the first quarter of 2016 and our balance sheet at March 31, 2016 between the GAAP basis and a non-GAAP adjusted basis of the deferred compensation (the RSU grant) as if all of the expense was recognized in 2016.  We believe this adjusted measure is useful in evaluating the ongoing operating results of the Company absent the material adjustment related to the treatment of the deferred compensation agreement.

	Three Months Ended March 31, 2016
		Impact of
	Reported	Deferred
	GAAP	Compensation	Non-GAAP
Revenues
Investment advisory and incentive fees	$70,848	$-	$70,848
Distribution fees and other income	10,537	-	10,537
Total revenues	81,385	-	81,385
Expenses
Compensation	20,274	10,412	30,686
Management fee	1,080	2,199	3,279
Distribution costs	10,717	-	10,717
Other operating expenses	4,372	-	4,372
Total expenses	36,443	12,611	49,054

Operating income	44,942	(12,611)	32,331
Other income (expense)
Net gain from investments	223	-	223
Interest and dividend income	368	-	368
Interest expense	(3,406)	-	(3,406)
Total other expense, net	(2,815)	-	(2,815)
Income before income taxes	42,127	(12,611)	29,516
Income tax provision	16,102	(4,820)	11,282
Income from continuing operations	26,025	(7,791)	18,234
Income from discontinued operations, net of taxes	-	-	-
Net income attributable to GAMCO Investors, Inc.'s shareholders	$26,025	$(7,791)	$18,234
per share:
Net income attributable to GAMCO Investors, Inc.'s shareholders

Basic	$0.89	$(0.27)	$0.62
Diluted	$0.88	$(0.26)	$0.61

	March 31, 2016
		Impact of
	Reported	Deferred
	GAAP	Compensation	Non-GAAP
ASSETS
Cash and cash equivalents	$28,045	$-	$28,045
Investments in securities	36,419	-	36,419
Receivable from brokers	1,135	-	1,135
Investment advisory fees receivable	29,612	-	29,612
Receivable from affiliates	5,256	-	5,256
Income tax receivable	2,452	-	2,452
Other assets	13,006	-	13,006
Total assets	$115,925	$-	$115,925

LIABILITIES AND EQUITY
Income taxes payable and deferred tax liabilities	13,032	(4,820)	8,212
Capital lease obligation	5,145	-	5,145
Compensation payable	19,218	12,611	31,829
Payable to affiliates	3,754	-	3,754
Accrued expenses and other liabilities	28,876	-	28,876
Sub-total	70,025	7,791	77,816

AC 4% PIK Note (due November 30, 2020)	250,000	-	250,000
Loan from GGCP (due December 28, 2016)	20,000	-	20,000
5.875% Senior notes (due June 1, 2021)	24,103	-	24,103
Total liabilities	364,128	7,791	371,919

Equity
GAMCO Investors, Inc. stockholders' equity
Class A Common Stock	14	-	14
Class B Common Stock	19	-	19
Additional paid-in capital	1,382	-	1,382
Retained earnings (deficit)	(8,794)	(7,791)	(16,585)
Accumulated other comprehensive income	11,670	-	11,670
Treasury stock, at cost	(252,494)	-	(252,494)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	(248,203)	(7,791)	(255,994)
Total liabilities and equity (deficit)	$115,925	$-	$115,925

The following table further illustrates the effect that the GAAP accounting for the compensation deferral will have on our results for 2016 through 2019 under certain assumptions.  For simplicity in arriving at the 2016 through 2019 illustrative effects, we have assumed that the first quarter RSU expense is predictive of the full year results but there is no assurance that this will be the case.  Please see the note regarding forward-looking information on page 12 of this release.

Effect of recording RSU on a GAAP basis versus recording all of the expense in 2016:

	2016	2017	2018	2019

RSU expense	(50,444)	16,815	16,815	16,815

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments and securities held for investment purposes.  Cash and cash equivalents are comprised primarily of 100% U.S. Treasury money market funds managed by GAMCO.

Summary cash flow data is as follows:

	Three months ended
	March 31,
	2016	2015
Cash flows provided by (used in) from continuing operations :	(in thousands)
Operating activities	$30,488	$46,266
Investing activities	308	32
Financing activities	(16,477)	27,281
Increase in cash and cash equivalents from continuing operations	14,319	73,579
Cash flows of discontinued operations:
Operating activities	-	36,160
Investing activities	-	(41,080)
Financing activities	-	(70,103)
Decrease in cash and cash equivalents from discontinued operations	-	(75,023)
Effect of exchange rates on cash and cash equivalents	7	11
Net increase (decrease)	14,326	(1,433)
Cash and cash equivalents at beginning of period	13,719	12,694
Cash and cash equivalents at end of period	$28,045	$11,261

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

At March 31, 2016, we had total cash and cash equivalents of $28.0 million, an increase of $14.3 million from December 31, 2015 primarily due to the Company’s operating activities described below.  Total debt outstanding at March 31, 2016 was $294.1 million, consisting of $250 million of a 4% PIK Note due November 30, 2020, a $20.0 million loan from GGCP due December 28, 2016 and $24.1 million of 5.875% senior notes due 2021.  It is anticipated that the majority of our free cash flow will go towards servicing our debt for the next few years.

For the three months ended March 31, 2016, cash provided by operating activities was $30.5 million, a decrease of $15.8 million from cash provided in the prior year period of $46.3 million.  Cash was provided through an increase in net income of $2.9 million, an increase in income taxes payable and deferred tax liabilities of $3.5 million, a decrease in receivable from affiliates of $1.7 million, and $0.2 million from other sources.  Reducing cash was an increase in investment advisory fees receivable of $4.0 million, a decrease in compensation payable of $13.2 million, a $3.4 million decrease to accrued expenses and other liabilites, a $3.6 million decrease in payables to affiliates.  Cash provided by investing activities, related to proceeds from sales of available for sale securities, was $0.3 million in the first three months of 2016.  Cash used in financing activities in the first three months of 2016 was $16.5 million including $0.6 million paid in dividends, $0.9 million paid for the purchase of treasury stock and $15.0 million for the partial repayment of the loan from GGCP.

For the three months ended March 31, 2015, cash provided by operating activities was $46.3 million.  Cash provided by investing activities, related to proceeds from sales of available for sale securities, was $32,000 in the first three months of 2015.  Cash provided by financing activities in the first three months of 2015 was $27.3 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

We have one broker-dealer, G.distributors, which is subject to certain net capital requirements.  G.distributors computes it net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for the broker-dealer at March 31, 2016.  At March 31, 2016, G.distributors had net capital, as defined, of approximately $1.8 million, exceeding the regulatory requirement by approximately $1.6 million.  Net capital requirements for our affiliated broker-dealer may increase in accordance with rules and regulations to the extent they engage in other business activities.

Market Risk

Our primary market risk exposure is to changes in equity prices and interest rates.  Since approximately 96% of our AUM are equities, our financial results are subject to equity market risk as revenues from our investment management services are sensitive to stock market dynamics.  In addition, returns from our proprietary investment portfolio are exposed to interest rate and equity market risk.

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

Equity Price Risk

The Company earns substantially all of its revenue as advisory and distribution fees from affiliated open-end and closed-end funds and Institutional and Private Wealth Management assets.  Such fees represent a percentage of AUM, and the majority of these assets are in equity investments.  Accordingly, since revenues are proportionate to the value of those investments, a substantial increase or decrease in equity markets overall will have a corresponding effect on the Company's revenues.

With respect to our proprietary investment activities, investments in securities of $36.4 million, $33.0 million and $38.0 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively, included investments in common stocks.  Of the $36.4 million, $33.0 million and $38.0 million, invested in common stocks at March 31, 2016, December 31, 2015 and March 31, 2015, respectively, $36.4 million, $32.6 million and $38.0 million, respectively, was related to our investment in Westwood Holdings Group Inc.  Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At December 31, 2015, the fair value of securities sold, not yet purchased was $0.1 million.  At March 31, 2016 and March 31, 2015, there were no securities sold, not yet purchased.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of March 31, 2016 and December 31, 2015.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At March 31, 2016
Equity price sensitive investments, at fair value	$36,420	$32,778	$40,062
At December 31, 2015
Equity price sensitive investments, at fair value	$32,848	$29,563	$36,133

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on March 31, 2016, cash and cash equivalent balance of $28.0 million, a 1% increase in interest rates would increase our interest income by $0.3 million annually.  Given that our current return on these cash equivalent investments in this low interest rate environment is approximately 0.24% annually, an analysis of a 1% decrease is not meaningful.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.  See Note A and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in GAMCO’s 2015 Annual Report on Form 10-K filed with the SEC on March 15, 2016 for details on Critical Accounting Policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, GAMCO is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At March 31, 2016, we had equity investments of $36.4 million.  We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes are recorded as net gain from investments in the condensed consolidated statements of income while the available for sale portfolio changes are recorded in accumulated other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Co-Chief Accounting Officers (“CAOs”), to allow timely decisions regarding required disclosure.  Our CEO and CAOs participated in this evaluation and concluded that, as of the date of March 31, 2016, our disclosure controls and procedures were effective.

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

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at March 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended March 31, 2016:
			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
1/01/16 - 1/31/16	15,000	$28.85	15,000	567,155
2/01/16 - 2/29/16	15,000	29.75	15,000	552,155
3/01/16 - 3/31/16	503	36.37	503	551,652
Totals	30,503	$29.42	30,503

Item 6. (a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of co-CAO pursuant to Rule 13a-14(a).

31.3	Certification of co-CAO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of co-CAOs pursuant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer	Title: Co-Chief Accounting Officer

Date: May 9, 2016	Date: May 9, 2016