Form 10-Q
period 2016-06-30
GAMCO INVESTORS, INC. ET AL
filed 2016-08-02
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
or
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.
Class		Outstanding at July 31, 2016
Class A Common Stock, .001 par value	(Including 549,700 restricted stock awards)	-
Class B Common Stock, .001 par value		-

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three Months Ended June 30, 2016 and 2015
- Six Months Ended June 30, 2016 and 2015

Condensed Consolidated Statements of Comprehensive Income:
- Three Months Ended June 30, 2016 and 2015
- Six Months Ended June 30, 2016 and 2015

Condensed Consolidated Statements of Financial Condition:
- June 30, 2016
- December 31, 2015
- June 30, 2015

Condensed Consolidated Statements of Equity:
- Six Months Ended June 30, 2016 and 2015

Condensed Consolidated Statements of Cash Flows:
- Six Months Ended June 30, 2016 and 2015

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Investment advisory and incentive fees	$72,794	$85,301	$143,642	$171,369
Distribution fees and other income	11,150	13,392	21,687	27,130
Total revenues	83,944	98,693	165,329	198,499
Expenses
Compensation	20,623	37,178	40,897	75,155
Management fee	1,133	4,194	2,213	8,329
Distribution costs	10,501	13,289	21,218	27,730
Other operating expenses	4,940	5,051	9,312	9,714
Total expenses	37,197	59,712	73,640	120,928

Operating income	46,747	38,981	91,689	77,571
Other income (expense)
Net gain/(loss) from investments	240	135	463	148
Interest and dividend income	365	503	733	1,031
Interest expense	(3,168)	(1,855)	(6,574)	(3,760)
Total other income/(expense), net	(2,563)	(1,217)	(5,378)	(2,581)
Income before income taxes	44,184	37,764	86,311	74,990
Income tax provision	16,641	13,989	32,743	28,067
Income from continuing operations	27,543	23,775	53,568	46,923
Income from discontinued operations, net of taxes	-	326	-	1,954
Net income attributable to GAMCO Investors, Inc.'s shareholders	$27,543	$24,101	$53,568	$48,877

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic - Continuing operations	$0.94	$0.95	$1.83	$1.87
Basic - Discontinued operations	-	0.01	-	0.08
Basic - Total	$0.94	$0.96	$1.83	$1.95

Diluted - Continuing operations	$0.93	$0.94	$1.82	$1.85
Diluted - Discontinued operations	-	0.01	-	0.08
Diluted - Total	$0.93	$0.95	$1.82	$1.93

Weighted average shares outstanding:
Basic	29,234	25,065	29,241	25,098

Diluted	29,522	25,358	29,510	25,386

Dividends declared:	$0.02	$0.07	$0.04	$0.14

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$27,543	$24,101	$53,568	$48,877
Other comprehensive gain/(loss), net of tax:
Foreign currency translation	(65)	55	(93)	13
Net unrealized losses on securities available for sale (a)	(2,766)	(255)	(183)	(722)
Other comprehensive income / (loss)	(2,831)	(200)	(276)	(709)

Comprehensive income attributable to GAMCO Investors, Inc.	$24,712	$23,901	$53,292	$48,168

(a) Net of income tax benefit of ($1,624), ($150),($107) and ($424),respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	June 30,	December 31,	June 30,
	2016	2015	2015
ASSETS
Cash and cash equivalents	$24,224	$13,719	$11,202
Investments in securities	32,079	32,975	37,429
Receivable from brokers	230	1,091	1,490
Investment advisory fees receivable	31,811	31,048	31,171
Receivable from affiliates	-	5,041	28,219
Income tax receivable	11,905	6,787	2,303
Other assets	13,665	13,238	11,648
Assets of discontinued operations	-	-	741,946
Total assets	$113,914	$103,899	$865,408

LIABILITIES AND EQUITY
Payable to brokers	$45	$12	$1,257
Income taxes payable and deferred tax liabilities	822	4,823	11,033
Capital lease obligation	5,120	5,170	5,213
Compensation payable	25,592	24,426	62,811
Securities sold, not yet purchased	-	129	-
Payable to affiliates	1,226	7,687	204
Accrued expenses and other liabilities	30,483	28,882	29,263
Liabilities of discontinued operations	-	-	76,515
Sub-total	63,288	71,129	186,296

AC 4% PIK Note (due November 30, 2020) (Note F)	250,000	250,000	-
Loan from GGCP (due December 28, 2016) (Note F)	-	35,000	-
5.875% Senior notes (due June 1, 2021)	24,109	24,097	99,422
Zero coupon subordinated debentures, Face value: $0.0 million at June 30, 2016,
$0.0 million at December 31, 2015 and $6.9 million at June 30, 2015,
respectively (due December 31, 2015)	-	-	6,628
Total liabilities	337,397	380,226	292,346

Redeemable noncontrolling interests from discontinued operations	-	-	5,943
Commitments and contingencies (Note J)	-	-	-
Equity
GAMCO Investors, Inc. stockholders' equity
Preferred stock, $.001 par value;10,000,000 shares authorized; none issued and outstanding	-	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
15,482,982, 15,422,901 and 15,381,179 issued, respectively;10,681,153,
10,664,107 and 6,506,477 outstanding, respectively	14	14	14
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 19,093,311, 19,156,792 and 19,218,814 shares
outstanding, respectively	19	19	19
Additional paid-in capital	2,417	345	297,494
Retained earnings (deficit)	18,155	(34,224)	648,231
Accumulated other comprehensive income	8,839	9,115	24,305
Treasury stock, at cost (4,801,829, 4,758,794 and 8,874,702 shares, respectively)	(252,927)	(251,596)	(405,633)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	(223,483)	(276,327)	564,430
Noncontrolling interests from discontinued operations	-	-	2,689
Total equity (deficit)	(223,483)	(276,327)	567,119

Total liabilities and equity (deficit)	$113,914	$103,899	$865,408

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Six Months Ended June 30, 2015

		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2014	$2,734	$33	$291,681	$602,950	$25,014	$(394,617)	$527,795	$68,334
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(441)
Contributions from redeemable
noncontrolling interest	-	-	-	-	-	-	-	336
Consolidation of a consolidated
feeder fund	-	-	-	-	-	-	-	996
Deconsolidation of offshore
fund	-	-	-	-	-	-	-	(63,256)
Net income (loss)	(45)	-	-	48,877	-	-	48,832	(26)
Net unrealized losses on
securities available for sale,
net of income tax benefit ($400)	-	-	-	-	(681)	-	(681)	-
Amount reclassed from
accumulated other
comprehensive income,
net of income tax benefit ($24)	-	-	-	-	(41)	-	(41)	-
Foreign currency translation	-	-	-	-	13	-	13	-
Dividends declared
($0.14 per share)	-	-	-	(3,596)	-	-	(3,596)	-
Stock based compensation
expense	-	-	4,544	-	-	-	4,544	-
Exercise of stock options
including tax benefit ($102)	-	-	1,269	-	-	-	1,269	-
Purchase of treasury stock	-	-	-	-	-	(11,016)	(11,016)	-
Balance at June 30, 2015	$2,689	$33	$297,494	$648,231	$24,305	$(405,633)	$567,119	$5,943

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Six Months Ended June 30, 2016

	GAMCO Investors, Inc. stockholders
				Accumulated
		Additional	Retained	Other
	Common	Paid-in	Earnings	Comprehensive	Treasury
	Stock	Capital	(Deficit)	Income	Stock	Total
Balance at December 31, 2015	$33	$345	$(34,224)	$9,115	$(251,596)	$(276,327)
Net income	-	-	53,568	-	-	53,568
Net unrealized losses on
securities available for sale,
net of income tax benefit $(49)	-	-	-	(85)	-	(85)
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax expense ($58)	-	-	-	(98)	-	(98)
Foreign currency translation	-	-	-	(93)	-	(93)
Dividends declared
($0.04 per share)	-	-	(1,189)	-	-	(1,189)
Stock based compensation
expense	-	2,072	-	-	-	2,072
Purchase of treasury stock	-	-	-	-	(1,331)	(1,331)
Balance at June 30, 2016	$33	$2,417	$18,155	$8,839	$(252,927)	$(223,483)

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net income	$53,568	$48,877
Less: Income from discontinued operations, net of taxes	-	(1,954)
Income from continuing operations	53,568	46,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313	311
Stock based compensation expense	2,072	3,279
Deferred income taxes	(2,016)	(1,902)
Tax benefit from exercise of stock options	-	102
Foreign currency translation gain/(loss)	(93)	13
Other-than-temporary loss on available for sale securities
Cost basis of donated securities	65	14
Net gains on sales of available for sale securities	(4)	(5)
Accretion of zero coupon debentures	-	376
Loss on extinguishment of zero coupon debentures	-	310
(Increase) decrease in assets:
Investments in trading securities	223	-
Receivable from affiliates	5,036	(1,769)
Receivable from brokers	861	193
Investment advisory fees receivable	(762)	6,556
Income tax receivable and deferred tax assets	(5,118)	130
Other assets	(769)	910
Increase (decrease) in liabilities:
Payable to affiliates	(6,461)	(150)
Payable to brokers	32	1,245
Income taxes payable and deferred tax liabilities	(1,875)	(4,508)
Compensation payable	1,172	32,006
Accrued expenses and other liabilities	1,533	1,331
Total adjustments	(5,791)	38,442
Net cash provided by operating activities from continuing operations	$47,777	$85,365

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Investing activities
Purchases of available for sale securities	$(213)	$-
Proceeds from sales of available for sale securities	408	51
Net cash provided by investing activities from continuing operations	195	51

Financing activities
Net cash transferred from AC	-	75,529
Proceeds from exercise of stock options	-	1,167
Dividends paid	(1,170)	(3,510)
Repurchase of Zero coupon subordinated debentures	-	(6,221)
Purchase of treasury stock	(1,331)	(11,016)
Repayment of loan from GGCP	(35,000)	-
Amortization of debt issuance costs	12	49
Net cash (used in) provided by financing activities from continuing operations	(37,489)	55,998
Cash flows of discontinued operations
Net cash provided by operating activities	-	48,650
Net cash used in investing activities	-	(40,338)
Net cash used in financing activities	-	(151,214)
Net cash used in discontinued operations	-	(142,902)
Effect of exchange rates on cash and cash equivalents	22	(4)
Net increase/(decrease) in cash and cash equivalents	10,505	(1,492)
Cash and cash equivalents at beginning of period	13,719	12,694
Cash and cash equivalents at end of period	$24,224	$11,202
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,089	$3,334
Cash paid for taxes	$39,354	$34,833

Non-cash activity:
-	For the six months ended June 30, 2016 and June 30, 2015, the Company accrued dividends on restricted stock awards of $19 and $86, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

These interim condensed consolidated financial statements are consistent with and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Reclassifications

Certain amounts reported for the prior period in the accompanying condensed consolidated financial statements have been reclassified in order to conform to the current period’s presentation.  Assets and liabilities related to the spin-off (“Spin-off”) of Associated Capital Group, Inc. (“AC”) on November 30, 2015 on the Company’s condensed consolidated statement of financial condition as of June 30, 2015 have been reclassified as assets and liabilities of discontinued operations (See Note J. Discontinued Operations for further details).  All assets and liabilities related to discontinued operations are excluded from the footnotes for all periods presented unless otherwise noted.  In addition, the historical results of AC and certain investment partnerships and offshore funds have been reflected in the accompanying consolidated statements of income for the quarter and six months ended June 30, 2015 as discontinued operations and financial information related to discontinued operations has been excluded from the notes to these interim condensed consolidated financial statements for all periods presented.

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

B.  Investment in Securities

Investments in securities at June 30, 2016, December 31, 2015 and June 30, 2015 consisted of the following:

	June 30, 2016		December 31, 2015		June 30, 2015
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Common stocks	$16	$17	$385	$368	$-	$-
Total trading securities	16	17	385	368	-	-

Available for sale securities:
Common stocks	17,642	32,062	17,898	32,607	13,578	37,429
Total available for sale securities	17,642	32,062	17,898	32,607	13,578	37,429

Total investments in securities	$17,658	$32,079	$18,283	$32,975	$13,578	$37,429

Securities sold, not yet purchased at June 30, 2016, December 31, 2015 and June 30, 2015 consisted of the following:

	June 30, 2016		December 31, 2015		June 30, 2015
	Proceeds	Fair Value	Proceeds	Fair Value	Proceeds	Fair Value
Trading securities:	(In thousands)
Common stocks	$-	$-	$123	$129	$-	$-
Total securities sold, not yet purchased	$-	$-	$123	$129	$-	$-

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

The following table identifies all reclassifications out of accumulated other comprehensive income ("AOCI") into income for the three and six months ended June 30, 2016 and 2015 (in thousands):

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Three Months Ended June 30,
2016	2015
$2	$2	Net gain from investments	Realized gain on sale of AFS securities
152	35	Other operating expenses/net gain from investments	Realized gain on donation of AFS securities
154	37	Income before income taxes
(57)	(14)	Income tax provision
$97	$23	Net income

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Six Months Ended June 30,
2016	2015
$4	$5	Net gain from investments	Realized gain on sale of AFS securities
152	35	Other operating expenses/net gain from investments	Realized gain on donation of AFS securities
156	40	Income before income taxes
(58)	(15)	Income tax provision
$98	$25	Net income

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of June 30, 2016, December 31, 2015 and June 30, 2015:

	June 30, 2016
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$17,642	$14,420	$-	$32,062
Total available for sale securities	$17,642	$14,420	$-	$32,062

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$17,898	$14,709	$-	$32,607
Total available for sale securities	$17,898	$14,709	$-	$32,607

	June 30, 2015
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$13,578	$23,851	$-	$37,429
Total available for sale securities	$13,578	$23,851	$-	$37,429

Changes in net unrealized loss, net of taxes, for the three months ended June 30, 2016 and June 30, 2015 of $2.8 million  and $0.3 million, respectively, have been included in other comprehensive income, a component of equity, at June 30, 2016 and June 30, 2015.  During the three months ended June 30, 2016 and June 30, 2015, proceeds from the sales of investments available for sale were approximately $100,000 and $19,000, respectively.  For the three months ended June 30, 2016 and June 30, 2015, gross gains on the sale of investments available for sale amounted to $2,000 and $2,000, respectively, and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no realized losses on the sale of investments available for sale for the three months ended June 30, 2016 or June 30, 2015.  Changes in net unrealized loss, net of taxes, for the six months ended June 30, 2016 and June 30, 2015 of $0.2 million and $0.7 million, respectively, have been included in other comprehensive income, a component of equity, at June 30, 2016 and June 30, 2015.  During the six months ended June 30, 2016 and June 30, 2015, proceeds from the sales of investments available for sale were approximately $408,000 and $51,000, respectively.  For the six months ended June 30, 2016 and June 30, 2015, gross gains on the sale of investments available for sale amounted to $4,000 and $5,000, respectively, and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no realized losses on the sale of investments available for sale for the six months ended June 30, 2016 or June 30, 2015.  The basis on which the cost of a security sold is determined using specific identification.  Accumulated other comprehensive income on the consolidated statements of equity is primarily comprised of unrealized gains/losses, net of taxes, for AFS securities.

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

There were no investments classified as available for sale that were in an unrealized loss position at June 30, 2016, December 31, 2015 or June 30, 2015.

For the three and six months ended June 30, 2016 and 2015 there were no losses on available for sale securities that were deemed to be other than temporary.

C. Fair Value

The following tables present information about the Company's assets and liabilities by major categories measured at fair value on a recurring basis as of June 30, 2016, December 31, 2015 and June 30, 2015 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2016 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	June 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2016
Cash equivalents	$23,988	$-	$-	$23,988
Investments in securities:
AFS - Common stocks	32,062	-	-	32,062
Trading - Common stocks	17	-	-	17
Total investments in securities	32,079	-	-	32,079
Total assets at fair value	$56,067	$-	$-	$56,067
Liabilities
Securities sold, not yet purchased:
Trading - Common stocks	$-	$-	$-	$-
Total securities sold, not yet purchased	$-	$-	$-	$-

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2015
Cash equivalents	$13,538	$-	$-	$13,538
Investments in securities:
AFS - Common stocks	32,607	-	-	32,607
Trading - Common stocks	368	-	-	368
Total investments in securities	32,975	-	-	32,975
Total assets at fair value	$46,513	$-	$-	$46,513
Liabilities
Securities sold, not yet purchased:
Trading - Common stocks	$129	$-	$-	$129
Total securities sold, not yet purchased	$129	$-	$-	$129

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2015 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	June 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2015
Cash equivalents	$11,043	$-	$-	$11,043
Investments in securities:
AFS - Common stocks	37,429	-	-	37,429
Trading - Common stocks	-	-	-	-
Total investments in securities	37,429	-	-	37,429
Total assets at fair value	$48,472	$-	$-	$48,472
Liabilities
Securities sold, not yet purchased:
Trading - Common stocks	$-	$-	$-	$-
Total securities sold, not yet purchased	$-	$-	$-	$-

During the quarters ended June 30, 2016 and 2015, there were no transfers between any Level 1 and Level 2 holdings, or between Level 1 and Level 3 holdings.

Other than certain securities which were part of the Spin-off, the Company did not hold any Level 2 or 3 securities at either June 30, 2016, December 31, 2015 or June 30, 2015.

D. Income Taxes

The effective tax rate ("ETR) for the three months ended June 30, 2016 and June 30, 2015 was 37.7% and 37.0%, respectively.  The ETR for the six months ended June 30, 2016 and June 30, 2015 was 37.9% and 37.4%, respectively.

E. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Basic:
Income from continuing operations	$27,543	$23,775	$53,568	$46,923
Income from discontinued operations, net of taxes	-	326	-	1,954
Net income attributable to GAMCO Investors, Inc.'s shareholders	$27,543	$24,101	$53,568	$48,877

Weighted average shares outstanding	29,234	25,065	29,241	25,098

Basic net income per share attributable to GAMCO
Investors, Inc.'s shareholders:
Continuing operations	$0.94	$0.95	$1.83	$1.87
Discontinued operations	-	0.01	-	0.08
Total	$0.94	$0.96	$1.83	$1.95

Diluted:
Income from continuing operations	$27,543	$23,775	$53,568	$46,923
Income from discontinued operations, net of taxes	-	326	-	1,954
Net income attributable to GAMCO Investors, Inc.'s shareholders	$27,543	$24,101	$53,568	$48,877

Weighted average share outstanding	29,234	25,065	29,241	25,098
Dilutive stock options and restricted stock awards	288	293	269	288
Total	29,522	25,358	29,510	25,386

Diluted net income per share attributable to GAMCO
Investors, Inc.'s shareholders:
Continuing operations	$0.93	$0.94	$1.82	$1.85
Discontinued operations	-	0.01	-	0.08
Total	$0.93	$0.95	$1.82	$1.93

F. Debt

Debt consists of the following:

	June 30, 2016		December 31, 2015		June 30, 2015
	Carrying	Fair Value	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2	Value	Level 2
(In thousands)
AC 4% PIK Note	$250,000	$251,909	$250,000	$250,000	$-	$-
Loan from GGCP	-	-	35,000	35,000	-	-
5.875% Senior notes	24,109	24,483	24,097	24,437	99,422	107,361
0% Subordinated debentures	-	-	-	-	6,628	6,835
Total	$274,109	$276,392	$309,097	$309,437	$106,050	$114,196

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

On November 18, 2015, the Company commenced a tender offer (the “Offer”) to purchase for cash up to $100 million aggregate principal amount of the Senior Notes at a price of 101% of the principal amount.  $75.8 million of face value Senior Notes were tendered upon the expiration of the Offer.  At June 30, 2016, December 31, 2015 and June 30, 2015, the debt was recorded at its face value, net of issuance costs, of $24.1 million, $24.1 million and $99.4 million, respectively.

Loan from GGCP

In connection with the Offer, the Company borrowed $35.0 million from GGCP. The loan has a term of one year and bears interest at 90-day LIBOR plus 3.25%, reset and payable quarterly.  On March 18, 2016, the Company paid back $15.0 million of the loan.  During the second quarter of 2016 the Company paid back the remaining $20.0 million of the loan.  At December 31, 2015, the debt was recorded at its face value of $35.0 million.

Zero coupon Subordinated debentures due December 31, 2015

On December 31, 2010, the Company issued $86.4 million in par value of five year zero coupon subordinated debentures due December 31, 2015 ("Debentures") to its shareholders of record on December 15, 2010 through the declaration of a special dividend of $3.20 per share. The Debentures have a par value of $100 and are callable at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed. During the three and six month periods ended June 30, 2015 the Company repurchased 36,269 Debentures and 62,226 Debentures, respectively, having a face value of $3.6 million and $6.2 million, respectively.  The redemptions were accounted for as extinguishments of debt and resulted in losses of $154,000 and $310,000, respectively, which was included in net gain from investments on the condensed consolidated statements of income.  The debt was being accreted to its face value using the effective rate on the date of issuance of 7.45%.  At June 30, 2015, the debt was recorded at its accreted value of  $6.6 million. The debt matured on December 31, 2015 and was fully paid at that time.

The fair value of the Company's debt, which is a Level 2 valuation, is estimated based on either quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  Inputs in these standard models include credit rating, maturity and interest rate.

On May 4, 2015, the Securities and Exchange Commission (“SEC”) declared effective the “shelf” registration statement filed by the Company. The "shelf" provides the Company with the flexibility of issuing any combination of senior and subordinated debt securities, convertible securities and common and preferred securities up to a total amount of $500 million and replaced the existing shelf registration which expired in May 2015. As of June 30, 2016, $500 million is available on the shelf.

G. Stockholders' Equity

Shares outstanding were 29.8 million, 29.8 million and 25.7 million on June 30, 2016, December 31, 2015 and June 30, 2015, respectively.

Dividends

	Payment	Record
	Date	Date	Amount

Three months ended March 31, 2016	March 29, 2016	March 15, 2016	$0.02
Three months ended June 30, 2016	June 28, 2016	June 14, 2016	0.02
Three months ended September 30, 2016
Six months ended June 30, 2016			$0.04

Three months ended March 31, 2015	March 31, 2015	March 17, 2015	$0.07
Three months ended June 30, 2015	June 30, 2015	June 16, 2015	0.07
Three months ended September 30, 2015
Six months ended June 30, 2015			$0.14

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

As of June 30, 2016, December 31, 2015 and June 30, 2015, there were 549,700 RSA shares, 553,100 RSA shares and 704,050 RSA shares outstanding, respectively, that were previously issued at an average weighted grant price of $63.99, $64.02 and $67.39, respectively.  These RSA grants occurred prior to the spin-off of Associated Capital.  On November 30, 2015, pursuant to the spin-off, all RSA grant holders received shares of Associated Capital’s Class A common stock as a result of their ownership of their GAMCO unvested RSAs (one share of Associated Capital for each share of GBL).  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee. This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings (deficit) on the declaration date.

For the three months ended June 30, 2016 and June 30, 2015, we recognized stock-based compensation expense of $1.0 million and $1.6 million, respectively.  For the six months ended June 30, 2016 and June 30, 2015, we recognized stock-based compensation expense of $2.1 million and $3.3 million, respectively.  Actual and projected stock-based compensation expense for RSA shares for the years ended December 31, 2015 through December 31, 2024 (based on awards currently issued or granted) is as follows (in thousands):

	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Q1	$1,639	$1,037	$685	$464	$365	$219	$145	$93	$48	$7
Q2	1,640	1,036	685	453	365	204	145	93	48	7
Q3	1,644	806	602	402	323	169	114	66	24	5
Q4	4,945	691	520	366	295	145	93	48	7	-
Full Year	$9,868	$3,570	$2,492	$1,685	$1,348	$737	$497	$300	$127	$19

The total compensation cost related to non-vested RSAs not yet recognized is approximately $8.7 million as of June 30, 2016.  There were no options exercised for the three or six months ended June 30, 2016.  For both the three and six months ended June 30, 2015 proceeds from the exercise of 26,000 stock options were $1.2 million resulting in a tax benefit to GAMCO of $102,000.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  On August 4, 2015, our Board of Directors authorized an incremental 500,000 shares to be added to the current buyback authorization.  For the three months ended June 30, 2016 and June 30, 2015, the Company repurchased 12,532 shares and 108,088 shares, respectively, at an average price per share of $34.61 and $72.34, respectively.  For the six months ended June 30, 2016 and June 30, 2015, the Company repurchased 43,035 shares and 149,481 shares, respectively, at an average price per share of $30.93 and $73.68, respectively.  From the inception of the program through June 30, 2016, 9,595,688 shares have been repurchased at an average price of $44.75 per share.  At June 30, 2016, the total shares available under the program to be repurchased in the future were 539,120.

H. Identifiable Intangible Assets

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the condensed consolidated statements of financial condition at June 30, 2016, December 31, 2015 and June 30, 2015. The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2017. On November 1, 2015, as a result of becoming the advisor to the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million within other assets on the condensed consolidated statement of financial condition at June 30, 2016 and December 31, 2015.  The advisory contracts for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. are both next up for renewal in November 2017. The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant. There were no indicators of impairment for the three months ended June 30, 2016 or June 30, 2015, and as such there was no impairment analysis performed or charge recorded.

I. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company's financial condition, operations or cash flows at June 30, 2016.

J.  Discontinued Operations

As a result of the Spin-off, the results of AC’s operations through the Spin-off Date, as well as transaction costs related to the Spin-off, have been classified in the condensed consolidated statements of income as discontinued operations.  There was no gain or loss on the Spin-off for the Company, and it was a tax-free spin-off to GAMCO’s shareholders.

The three and six months ended June 30, 2015 results include $0.6 million and $1.5 million, respectively, in costs incurred with respect to the Spin-off and are included in Other operating expenses below.  Operating results for the period from January 1, 2015 through June 30, 2015 is summarized below:

	Three Months ended	Six Months ended
	June 30, 2015	June 30, 2015
Revenues
Investment advisory and incentive fees	$2,275	$4,394
Distribution fees and other income	101	235
Institutional research services	2,385	4,832
Total revenues	4,761	9,461
Expenses
Compensation	5,597	11,476
Stock based compensation	627	1,265
Management fee	47	349
Distribution costs	(34)	(63)
Other operating expenses	2,556	5,111
Total expenses	8,793	18,138
Operating loss	(4,032)	(8,677)
Other income (expense)
Net gain from investments	3,760	10,705
Interest and dividend income	1,006	1,752
Interest expense	(328)	(662)
Total other income (expense), net	4,438	11,795
Income from discontinued operations before income taxes	406	3,118
Income tax provision	134	1,235
Income from discontinued operations, net of taxes	272	1,883
Net loss attributable to noncontrolling interests	(54)	(71)
Net income attributable to GAMCO Investors, Inc.'s discontinued operations, net of taxes	$326	$1,954

The assets and liabilities of AC have been classified in the consolidated statement of financial condition as of June 30, 2015 as assets and liabilities of discontinued operations and consist of the following:

June 30, 2015
Cash and cash equivalents	$361,082
Investments in securities	106,579
Investments in sponsored registered investment companies	126,305
Investments in partnerships	108,950
Receivable from brokers	55,089
Investment advisory fees receivable	1,595
Receivable from affiliates	(28,219)
Income tax receivable	-
Other assets	10,565
Total assets of discontinued operations	741,946

Payable to brokers	47,601
Income taxes payable and deferred tax liabilities	10,233
Compensation payable	6,078
Securities sold, not yet purchased	9,825
Payable to affiliates	(204)
Mandatorily redeemable noncontrolling interests	1,281
Accrued expenses and other liabilities	1,701
Total liabilities of discontinued operations	76,515

Redeemable noncontrolling interests from discontinued
operations	5,943

Noncontrolling interests from discontinued operations	2,689

Net assets of discontinued operations	$656,799

K. Subsequent Events

On June 30, 2016, we reached a tentative settlement with a tax jurisdiction for several prior tax years.  We are awaiting the final audit closing agreement which is expected in the third quarter. Once it is received and if the terms concur with the tentative settlement, we would, in the third quarter, record an income tax benefit related to this matter, including the reversal of accrued interest.  At this time, we cannot assess the likelihood of realization of this tax benefit.

On August 2, 2016, the Board of Directors declared its regular quarterly dividend of $0.02 per share to all of its shareholders, payable on September 27, 2016 to shareholders of record on September 13, 2016.

From July 1, 2016 to August 2, 2016, the Company repurchased 26,277 shares at $34.15 per share.

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

We conduct our investment advisory business principally through the following subsidiaries: GAMCO Asset Management Inc. (Institutional and Private Wealth Management) and Gabelli Funds, LLC (Funds).  The distribution of our open-end funds is conducted through G.distributors, our broker-dealer subsidiary.

Assets under management (“AUM”) were $39.3 billion as of June 30, 2016, an increase of $0.6 billion, or 1.6%, from March 31, 2016 of $38.7 billion but a decrease of $5.1 billion, or 11.4% from the June 30, 2015 AUM of $44.4 billion.  The second quarter 2016 activity consisted of net cash outflows of $0.4 billion, $1.1 billion of market appreciation and recurring distributions, net of reinvestments, from open-end and closed-end funds of $0.1 billion.  Average total AUM was $38.9 billion in the 2016 quarter versus $45.4 billion in the prior year period, a decrease of 14.3%.  Average AUM in our open-end equity funds, a key driver to our investment advisory fees, was $13.8 billion in the first quarter of 2016, falling 16.4% from the 2015 quarter average AUM of $16.5 billion.

In addition to management fees, we earn incentive fees for certain institutional client assets, certain assets attributable to preferred issues of our closed-end funds and our GDL Fund (NYSE: GDL).  As of June 30, 2016, assets under management with incentive based fees were $2.5 billion, the same as March 31, 2016 and 34.2% lower than the $3.8 billion on June 30, 2015.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 2nd Quarter 2016

				Fund
		Market		distributions,
	March 31,	appreciation/	Net cash	net of	June 30,
	2016	(depreciation)	flows	reinvestments	2016
Equities:
Open-end Funds	$13,807	$481	$(297)	$(10)	$13,981
Closed-end Funds	6,663	275	110	(131)	6,917
Institutional & PWM - direct	13,280	233	(187)	-	13,326
Institutional & PWM - sub-advisory	3,427	61	(29)	-	3,459
SICAV	38	1	1	-	40
Total Equities	37,215	1,051	(402)	(141)	37,723
Fixed Income:
Money-Market Fund	1,474	1	43	-	1,518
Institutional & PWM	32	-	-	-	32
Total Fixed Income	1,506	1	43	-	1,550
Total Assets Under Management	$38,721	$1,052	$(359)	$(141)	$39,273

Table II: Fund Flows - Year to date June 2016

				Fund
		Market		distributions,
	December 31,	appreciation/	Net cash	net of	June 30,
	2015	(depreciation)	flows	reinvestments	2016
Equities:
Open-end Funds	$13,811	$945	$(754)	$(21)	$13,981
Closed-end Funds	6,492	488	180	(243)	6,917
Institutional & PWM - direct	13,366	475	(515)	-	13,326
Institutional & PWM - sub-advisory	3,401	128	(70)	-	3,459
SICAV	37	2	1	-	40
Total Equities	37,107	2,038	(1,158)	(264)	37,723
Fixed Income:
Money-Market Fund	1,514	1	3	-	1,518
Institutional & PWM	38	-	(6)	-	32
Total Fixed Income	1,552	1	(3)	-	1,550
Total Assets Under Management	$38,659	$2,039	$(1,161)	$(264)	$39,273

Table III: Assets Under Management by Quarter

				% Change From
	June 30,	December 31,	June 30,	December 31,	June 30,
	2016	2015	2015	2015	2015
Equities:
Open-end Funds	$13,981	$13,811	$15,984	1.2%	(12.5%)
Closed-end Funds	6,917	6,492	6,981	6.5	(0.9)
Institutional & PWM - direct	13,326	13,366	16,011	(0.3)	(16.8)
Institutional & PWM - sub-advisory	3,459	3,401	3,703	1.7	(6.6)
SICAV	40	37	25	8.1	60.0
Total Equities	37,723	37,107	42,704	1.7	(11.7)
Fixed Income:
Money-Market Fund	1,518	1,514	1,600	0.3	(5.1)
Institutional & PWM	32	38	46	(15.8)	(30.4)
Total Fixed Income	1,550	1,552	1,646	(0.1)	(5.8)
Total Assets Under Management	$39,273	$38,659	$44,350	1.6	(11.4)

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared To Three Months Ended June 30, 2015

(Unaudited; in thousands, except per share data)
	2016	2015
Revenues
Investment advisory and incentive fees	$72,794	$85,301
Distribution fees and other income	11,150	13,392
Total revenues	83,944	98,693
Expenses
Compensation	20,623	37,178
Management fee	1,133	4,194
Distribution costs	10,501	13,289
Other operating expenses	4,940	5,051
Total expenses	37,197	59,712
Operating income	46,747	38,981
Other income (expense)
Net gain from trading securities	240	135
Interest and dividend income	365	503
Interest expense	(3,168)	(1,855)
Total other income/(expense), net	(2,563)	(1,217)
Income before income taxes	44,184	37,764
Income tax provision	16,641	13,989
Income from continuing operations	27,543	23,775
Income from discontinued operations	-	326
Net income attributable to GAMCO Investors, Inc.'s shareholders	$27,543	$24,101

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic - Continuing operations	$0.94	$0.95
Basic - Discontinued operations	-	0.01
Basic - Total	$0.94	$0.96

Diluted - Continuing operations	$0.93	$0.94
Diluted - Discontinued operations	-	0.01
Diluted - Total	$0.93	$0.95

Overview

Income from continuing operations for the quarter was $27.5 million, or $0.93 per fully diluted share, versus $23.8 million, or $0.94 per fully diluted share, in the prior year’s quarter.  The quarter to quarter comparison was impacted by lower revenues and lower income from firm investments partially offset by lower variable compensation.

Revenues

Investment advisory and incentive fees for the second quarter 2016 were $72.8 million, 14.7% lower than the 2015 comparative figure of $85.3 million.  Open-end fund revenues decreased by 17.6% to $32.7 million from $39.7 million in the second quarter of 2015 driven by a 16.4% decrease in average open-end equity AUM.  Our closed-end fund revenues decreased 7.7% to $14.3 million in the second quarter 2016 from $15.5 million in 2015 due to a 15.5% decrease in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, decreased $4.9 million to $25.2 million from $29.9 million in second quarter 2015.  There were no incentive fees earned during the second quarter 2016. Incentive fees earned during the second quarter 2015 were $0.2 million. Revenues relating to the SICAV were $0.6 million in the second quarter of 2016 versus less than $0.1 million in the second quarter of 2015.

Open-end fund distribution fees and other income were $11.2 million for the second quarter 2016, a decrease of $2.2 million or 16.4% from $13.4 million in the prior year period, primarily due to lower average AUM in open-end equity funds that generate distribution fees and decreased level of sales of load shares of open-end funds.

Expenses

Compensation costs, which are largely variable, were $20.6 million or 44.6% lower than prior year compensation costs of $37.2 million.  The deferred compensation agreement entered into by the Company with Mr. Gabelli resulted in variable compensation being reduced by $10.7 million during the second quarter of 2016.  This expense will be recognized ratably over the vesting period through January 1, 2020.  The remainder of the quarter over quarter decrease was comprised of a $4.5 million decrease in variable compensation related to the decreased levels of AUM, a $0.6 million decrease in stock compensation expense and a $0.8 million decrease in fixed compensation, primarily relating to reduced bonus accruals in the current quarter.

Management fee expense, which is wholly variable and based on pretax income, decreased to $1.1 million in the second quarter of 2016 from $4.2 million in the 2015 period.  The management fee expense for the second quarter of 2016 was lower by $2.3 million due to the accounting of the deferred compensation agreement with Mr. Gabelli.

Distribution costs were $10.5 million, a decrease of $2.8 million or 21.1% from $13.3 million in the prior year’s period.  The decline in distribution costs was primarily driven by lower AUM which resulted in reduced payments to third parties for distribution of $1.7 million and lower amortization of advanced commissions of $0.4 million.

Other operating expenses were $4.9 million in the second quarter of 2016, a decrease of $0.2 million, or 3.9%, from $5.1 million in the second quarter of 2015.

Operating income for the second quarter of 2016 was $46.7 million, an increase of $7.7 million, or 19.7%, from the $39.0 million in the second quarter of 2015.  Operating income, as a percentage of revenues, was 55.7% in the 2016 quarter as compared to 39.5% in the 2015 quarter.

Other expense

Total other expense, net was an expense of $2.6 million for the second quarter 2016 versus an expense of $1.2 million in the prior year’s quarter.  Net gains from trading securities increased $0.1 million to $0.2 million in the second quarter of 2016. Interest and dividend income decreased to $0.4 million in the second quarter 2016 from $0.5 million in the second quarter 2015.  Interest expense increased $1.3 million to $3.2 million in the second quarter of 2016 from $1.9 million in the second quarter of 2015.

The effective tax rates (“ETR”) for the three months ended June 30, 2016 and June 30, 2015 were 37.7% and 37.0%, respectively.

Six Months Ended June 30, 2016 Compared To Six Months Ended June 30, 2015

(Unaudited; in thousands, except per share data)
	2016	2015
Revenues
Investment advisory and incentive fees	$143,642	$171,369
Distribution fees and other income	21,687	27,130
Total revenues	165,329	198,499
Expenses
Compensation	40,897	75,155
Management fee	2,213	8,329
Distribution costs	21,218	27,730
Other operating expenses	9,312	9,714
Total expenses	73,640	120,928
Operating income	91,689	77,571
Other income (expense)
Net gain from trading securities	463	148
Interest and dividend income	733	1,031
Interest expense	(6,574)	(3,760)
Total other expense, net	(5,378)	(2,581)
Income before income taxes	86,311	74,990
Income tax provision	32,743	28,067
Income from continuing operations	53,568	46,923
Income from discontinued operations	-	1,954
Net income attributable to GAMCO Investors, Inc.'s shareholders	$53,568	$48,877

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic - Continuing operations	$1.83	$1.87
Basic - Discontinued operations	-	0.08
Basic - Total	$1.83	$1.95

Diluted - Continuing operations	$1.82	$1.85
Diluted - Discontinued operations	-	0.08
Diluted - Total	$1.82	$1.93

Overview

Income from continuing operations for the first six months of 2016 was $53.6 million, or $1.82 per fully diluted share, versus $46.9 million, or $1.85 per fully diluted share, in the prior year’s first six months.  The period to period comparison was impacted by lower revenues and lower income from firm investments partially offset by lower variable compensation.

Revenues

Investment advisory and incentive fees for the six months ended June 30, 2016 were $143.6 million, 16.2% lower than the 2015 comparative figure of $171.4 million.  Open-end fund revenues decreased by 20.2% to $64.0 million from $80.2 million in the first half of 2015 driven by a 19.5% decrease in average open-end equity AUM.  Our closed-end fund revenues decreased 9.6% to $27.4 million in the six months ended June 30, 2016 from $30.3 million in 2015 due to an 8.3% decrease in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, decreased $8.8 million to $51.1 million from $59.9 million in first half of 2015.  There were no incentive fees earned during the six months ended June 30, 2016. Incentive fees earned during the six months ended June 30, 2015 were $0.8 million.

Open-end fund distribution fees and other income were $21.7 million for the six months ended June 30, 2016, a decrease of $5.4 million or 19.9% from $27.1 million in the prior year period, primarily due to lower average AUM in open-end equity funds that generate distribution fees and decreased level of sales of load shares of open-end funds.

Expenses

Compensation costs, which are largely variable, were $40.9 million or 45.6% lower than prior year compensation costs of $75.2 million.  The deferred compensation agreement entered into by the Company with Mr. Gabelli resulted in variable compensation being reduced by $21.1 million during the first half of 2016.  This expense will be recognized ratably over the vesting period through January 1, 2020.  The remainder of the period over period decrease was comprised of a $10.3 million decrease in variable compensation related to the decreased levels of AUM, a $1.2 million decrease in stock compensation expense and a $1.7 million decrease in fixed compensation, primarily relating to reduced bonus accruals in the current period.

Management fee expense, which is wholly variable and based on pretax income, decreased to $2.2 million in the first half of 2016 from $8.3 million in the 2015 period.  The management fee expense for the first half of 2016 was lower by $4.5 million due to the accounting of the deferred compensation agreement with Mr. Gabelli.

Distribution costs were $21.2 million, a decrease of $6.5 million or 23.5% from $27.7 million in the prior year’s period.  The decline in distribution costs was driven by lower AUM which resulted in reduced payments to third parties for distribution of $5.0 million and lower amortization of advanced commissions of $0.7 million.

Other operating expenses were $9.3 million in the first half of 2016, a decrease of $0.4 million, or 4.1%, from $9.7 million in the first half of 2015.

Operating income for the first half of 2016 was $91.7 million, an increase of $14.1 million, or 18.2%, from the $77.6 million in the first half of 2015.  Operating income, as a percentage of revenues, was 55.5% in the 2016 period as compared to 39.1% in the 2015 period.

Other expense

Total other expense, net was an expense of $5.4 million for the six months ended June 30, 2016 versus an expense of $2.6 million in the prior year’s period.  Net gains from trading securities increased $0.4 million to $0.5 million in the first half of 2016. Interest and dividend income decreased to $0.7 million in the six months ended June 30, 2016 from $1.0 million in the first half of 2015.  Interest expense increased $2.8 million to $6.6 million in the first half of 2016 from $3.8 million in the first half of 2015.

The effective tax rates (“ETR”) for the six months ended June 30, 2016 and June 30, 2015 were 37.9% and 37.4%, respectively.

DEFERRED COMPENSATION

On December 21, 2015, GAMCO entered into a deferred compensation agreement with Mr. Gabelli whereby his variable compensation for 2016 will be in the form of Restricted Stock Units (“RSUs”) determined by the volume-weighted average price of the Company’s Class A Stock during 2016.  The Board’s decision to grant these RSUs and thereby defer the cash payment of his 2016 variable compensation until January 1, 2020 was to provide the Company with greater financial flexibility.  While the issuance of the award itself does not change Mr. Gabelli’s compensation, the GAAP reporting for his compensation has changed.  The three and six month 2016 results were materially bolstered by the GAAP-mandated treatment of these RSUs.  Margins for the second quarter and first half of 2016 therefore are not comparable with prior periods.  Under GAAP, only 25% of this deferred compensation expense is being recognized in the current year with the remainder amortized as expense in 2017, 2018, and 2019.  Expressed another way, the 2016 second quarter and first half as well as the remainder of 2016 benefit from a reduction of 75% of the compensation, and 2017, 2018, and 2019 will, in turn, be impacted by an additional 25% of the compensation from 2016 in each year.  No decision has been made regarding whether an RSU grant will be repeated for 2017.

The balance sheet is also impacted; the compensation payable at June 30, 2016 and in each future period-end of 2016 is only 25% of the full amount of the 2016 compensation that will be due once the RSUs are fully vested.  At June 30, 2016, the amount of unrecognized compensation was $25.7 million.

The following tables show a reconciliation of our results for the second quarter of 2016, the first half of 2016 and our balance sheet at June 30, 2016 between the GAAP basis and a non-GAAP adjusted basis of the deferred compensation (the RSU grant) as if all of the expense was recognized in 2016.  We believe this adjusted measure is useful in evaluating the ongoing operating results of the Company absent the material adjustment related to the treatment of the deferred compensation agreement.

	Three Months Ended June 30, 2016
		Impact of
	Reported	Deferred
	GAAP	Compensation	Non-GAAP
Revenues
Investment advisory and incentive fees	$72,794	$-	$72,794
Distribution fees and other income	11,150	-	11,150
Total revenues	83,944	-	83,944
Expenses
Compensation	20,623	10,719	31,342
Management fee	1,133	2,327	3,460
Distribution costs	10,501	-	10,501
Other operating expenses	4,940	-	4,940
Total expenses	37,197	13,046	50,243

Operating income	46,747	(13,046)	33,701
Other income (expense)
Net gain from investments	240	-	240
Interest and dividend income	365	-	365
Interest expense	(3,168)	-	(3,168)
Total other expense, net	(2,563)	-	(2,563)
Income before income taxes	44,184	(13,046)	31,138
Income tax provision	16,641	(4,916)	11,725
Income from continuing operations	27,543	(8,130)	19,413
Income from discontinued operations, net of taxes	-	-	-
Net income attributable to GAMCO Investors, Inc.'s shareholders	$27,543	$(8,130)	$19,413

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.94	$(0.28)	$0.66
Diluted	$0.93	$(0.28)	$0.66

	Six Months Ended June 30, 2016
		Impact of
	Reported	Deferred
	GAAP	Compensation	Non-GAAP
Revenues
Investment advisory and incentive fees	$143,642	$-	$143,642
Distribution fees and other income	21,687	-	21,687
Total revenues	165,329	-	165,329
Expenses
Compensation	40,897	21,131	62,028
Management fee	2,213	4,526	6,739
Distribution costs	21,218	-	21,218
Other operating expenses	9,312	-	9,312
Total expenses	73,640	25,657	99,297

Operating income	91,689	(25,657)	66,032
Other income (expense)
Net gain from investments	463	-	463
Interest and dividend income	733	-	733
Interest expense	(6,574)	-	(6,574)
Total other expense, net	(5,378)	-	(5,378)
Income before income taxes	86,311	(25,657)	60,654
Income tax provision	32,743	(9,736)	23,007
Income from continuing operations	53,568	(15,921)	37,647
Income from discontinued operations, net of taxes	-	-	-
Net income attributable to GAMCO Investors, Inc.'s shareholders	$53,568	$(15,921)	$37,647

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.83	$(0.54)	$1.29
Diluted	$1.82	$(0.54)	$1.28

	June 30, 2016
		Impact of
	Reported	Deferred
	GAAP	Compensation	Non-GAAP
ASSETS
Cash and cash equivalents	$24,224	$-	$24,224
Investments in securities	32,079	-	32,079
Receivable from brokers	230	-	230
Investment advisory fees receivable	31,811	-	31,811
Receivable from affiliates	-	-	-
Income tax receivable	11,905	9,736	21,641
Other assets	13,665	-	13,665
Total assets	$113,914	$9,736	$123,650

LIABILITIES AND EQUITY
Payable to brokers	45	-	45
Income taxes payable and deferred tax liabilities	822	-	822
Capital lease obligation	5,120	-	5,120
Compensation payable	25,592	25,657	51,249
Payable to affiliates	1,226	-	1,226
Accrued expenses and other liabilities	30,483	-	30,483
Sub-total	63,288	25,657	88,945

AC 4% PIK Note (due November 30, 2020)	250,000	-	250,000
Loan from GGCP (due December 28, 2016)	-	-	-
5.875% Senior notes (due June 1, 2021)	24,109	-	24,109
Total liabilities	337,397	25,657	363,054

Equity
GAMCO Investors, Inc. stockholders' equity
Class A Common Stock	14	-	14
Class B Common Stock	19	-	19
Additional paid-in capital	2,417	-	2,417
Retained earnings (deficit)	18,155	(15,921)	2,234
Accumulated other comprehensive income	8,839	-	8,839
Treasury stock, at cost	(252,927)	-	(252,927)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	(223,483)	(15,921)	(239,404)
Total liabilities and equity (deficit)	$113,914	$9,736	$123,650

The following table further illustrates the effect that the GAAP accounting for the compensation deferral will have on our results for 2016 through 2019 under certain assumptions.  For simplicity in arriving at the 2016 through 2019 illustrative effects, we have assumed that the second quarter RSU expense is predictive of the full year results but there is no assurance that this will be the case.

Effect of recording RSU on a GAAP basis versus recording all of the expense in 2016:

	2016	2017	2018	2019

RSU expense	(51,746)	17,249	17,249	17,249

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments and securities held for investment purposes.  Cash and cash equivalents are comprised primarily of 100% U.S. Treasury money market funds managed by GAMCO.

Summary cash flow data is as follows:

	Six months ended
	June 30,
	2016	2015
Cash flows provided by continuing operations :	(in thousands)
Operating activities	$47,777	$85,365
Investing activities	195	51
Financing activities	(37,489)	55,998
Increase in cash and cash equivalents from continuing operations	10,483	141,414
Cash flows of discontinued operations:
Operating activities	-	48,650
Investing activities	-	(40,338)
Financing activities	-	(151,214)
Decrease in cash and cash equivalents from discontinued operations	-	(142,902)
Effect of exchange rates on cash and cash equivalents	22	(4)
Net increase (decrease)	10,505	(1,492)
Cash and cash equivalents at beginning of period	13,719	12,694
Cash and cash equivalents at end of period	$24,224	$11,202

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

At June 30, 2016, we had total cash and cash equivalents of $24.2 million, an increase of $10.5 million from December 31, 2015 primarily due to the Company’s operating activities described below.  Total debt outstanding at June 30, 2016 was $274.1 million, consisting of $250 million of a 4% PIK Note due November 30, 2020 and $24.1 million of 5.875% senior notes due 2021.  It is anticipated that the majority of our free cash flow will go towards servicing our debt for the next few years.

For the six months ended June 30, 2016, cash provided by operating activities was $47.8 million, a decrease of $37.6 million from cash provided in the prior year period of $85.4 million.  Cash was provided through an increase in net income of $6.6 million, an increase in income taxes payable and deferred tax liabilities of $2.6 million, and a decrease in receivable from affiliates of $6.8 million.  Reducing cash was an increase in investment advisory fees receivable of $7.3 million, an increase in income tax receivable and deferred tax assets of $5.2 million, a decrease in compensation payable of $30.8 million, a decrease to stock based compensation expense of $1.2 million, a decrease to payable to brokers of $1.2 million, a $6.3 million decrease in payables to affiliates, and $1.6 million from other sources.  Cash provided by investing activities, related to proceeds from sales of available for sale securities, was $0.2 million in the first six months of 2016.  Cash used in financing activities in the first six months of 2016 was $37.5 million including $1.2 million paid in dividends, $1.3 million paid for the purchase of treasury stock and $35.0 million for the full repayment of the loan from GGCP.

For the six months ended June 30, 2015, cash provided by operating activities was $85.4 million.  Cash provided by investing activities, related to proceeds from sales of available for sale securities, was $51,000 in the first six months of 2015.  Cash provided by financing activities in the first six months of 2015 was $56.0 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

We have one broker-dealer, G.distributors, which is subject to certain net capital requirements.  G.distributors computes it net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for the broker-dealer at June 30, 2016.  At June 30, 2016, G.distributors had net capital, as defined, of approximately $2.1 million, exceeding the regulatory requirement by approximately $1.8 million.  Net capital requirements for our affiliated broker-dealer may increase in accordance with rules and regulations to the extent they engage in other business activities.

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

With respect to our proprietary investment activities, investments in securities of $32.1 million, $33.0 million and $37.4 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively, included investments in common stocks.  Of the $32.1 million, $33.0 million and $37.4 million, invested in common stocks at June 30, 2016, December 31, 2015 and June 30, 2015, respectively, $32.1 million, $32.6 million and $37.4 million, respectively, was related to our investment in Westwood Holdings Group Inc.  Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At December 31, 2015, the fair value of securities sold, not yet purchased was $0.1 million.  At June 30, 2016 and June 30, 2015, there were no securities sold, not yet purchased.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of June 30, 2016 and December 31, 2015.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At June 30, 2016:
Equity price sensitive investments, at fair value	$32,079	$28,871	$35,287
At December 31, 2015:
Equity price sensitive investments, at fair value	$32,848	$29,563	$36,133

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on June 30, 2016, cash and cash equivalent balance of $24.2 million, a 1% increase in interest rates would increase our interest income by $0.2 million annually.  Given that our current return on these cash equivalent investments in this low interest rate environment is approximately 0.22% annually, an analysis of a 1% decrease is not meaningful.

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

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At June 30, 2016, we had equity investments of $32.1 million.  We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes are recorded as net gain from investments in the condensed consolidated statements of income while the available for sale portfolio changes are recorded in accumulated other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Co-Chief Accounting Officers (“CAOs”), to allow timely decisions regarding required disclosure.  Our CEO and CAOs participated in this evaluation and concluded that, as of the date of June 30, 2016, our disclosure controls and procedures were effective.

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

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at June 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended June 30, 2016:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
4/01/16 - 4/30/16	-	$-	-	551,652
5/01/16 - 5/31/16	3,800	35.78	3,800	547,852
6/01/16 - 6/30/16	8,732	34.11	8,732	539,120
Totals	12,532	$34.61	12,532

Item 6. (a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of co-CAO pursuant to Rule 13a-14(a).

31.3	Certification of co-CAO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of co-CAOs pursuant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer	Title: Co-Chief Accounting Officer

Date: August 2, 2016	Date: August 2, 2016