Form 10-Q
period 2016-09-30
GAMCO INVESTORS, INC. ET AL
filed 2016-11-04
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
or
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.
Class		Outstanding at October 31, 2016
Class A Common Stock, .001 par value	(Including 424,840 restricted stock awards)	10,401,705
Class B Common Stock, .001 par value		19,093,311

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three Months Ended September 30, 2016 and 2015
- Nine Months Ended September 30, 2016 and 2015

Condensed Consolidated Statements of Comprehensive Income:
- Three Months Ended September 30, 2016 and 2015
- Nine Months Ended September 30, 2016 and 2015

Condensed Consolidated Statements of Financial Condition:
- September 30, 2016
- December 31, 2015
- September 30, 2015

Condensed Consolidated Statements of Equity:
- Nine Months Ended September 30, 2016 and 2015

Condensed Consolidated Statements of Cash Flows:
- Nine Months Ended September 30, 2016 and 2015

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Investment advisory and incentive fees	$75,952	$79,900	$219,594	$251,269
Distribution fees and other income	11,769	12,260	33,456	39,390
Total revenues	87,721	92,160	253,050	290,659
Expenses
Compensation	21,233	34,022	62,130	109,177
Management fee	1,163	4,056	3,376	12,385
Distribution costs	11,568	12,363	32,786	40,093
Other operating expenses	5,681	4,443	14,993	14,157
Total expenses	39,645	54,884	113,285	175,812

Operating income	48,076	37,276	139,765	114,847
Other income (expense)
Net gain from investments	55	72	518	220
Interest and dividend income	371	553	1,104	1,584
Interest expense	(3,155)	(1,815)	(9,729)	(5,575)
Total other expense, net	(2,729)	(1,190)	(8,107)	(3,771)
Income before income taxes	45,347	36,086	131,658	111,076
Income tax provision	14,486	13,635	47,229	41,702
Income from continuing operations	30,861	22,451	84,429	69,374
Loss from discontinued operations, net of taxes	-	(7,482)	-	(5,528)
Net income attributable to GAMCO Investors, Inc.'s shareholders	$30,861	$14,969	$84,429	$63,846

Net income/(loss) attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic - Continuing operations	$1.06	$0.90	$2.89	$2.77
Basic - Discontinued operations	-	(0.30)	-	(0.22)
Basic - Total	$1.06	$0.60	$2.89	$2.55

Diluted - Continuing operations	$1.03	$0.89	$2.85	$2.74
Diluted - Discontinued operations	-	(0.30)	-	(0.22)
Diluted - Total	$1.03	$0.59	$2.85	$2.52

Weighted average shares outstanding:
Basic	29,185	24,947	29,222	25,047

Diluted	30,406	25,241	29,811	25,337

Dividends declared:	$0.02	$0.07	$0.06	$0.21

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$30,861	$14,969	$84,429	$63,846
Other comprehensive gain/(loss), net of tax:
Foreign currency translation	(28)	(35)	(121)	(22)
Net unrealized gain/(loss) on securities available for sale (a)	506	(6,696)	323	(7,417)
Other comprehensive gain/(loss)	478	(6,731)	202	(7,439)

Comprehensive income attributable to GAMCO Investors, Inc.	$31,339	$8,238	$84,631	$56,407

(a) Net of income tax expense/(benefit) of $297, ($3,932), $190 and ($4,356), respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	September 30,	December 31,	September 30,
	2016	2015	2015
ASSETS
Cash and cash equivalents	$33,852	$13,719	$62,561
Investments in securities	32,889	32,975	34,095
Receivable from brokers	344	1,091	1,157
Investment advisory fees receivable	26,606	31,048	26,638
Receivable from affiliates	4,745	5,041	27,957
Income tax receivable and deferred tax asset	10,634	6,787	2,409
Other assets	12,198	13,238	10,776
Assets of discontinued operations	-	-	706,523
Total assets	$121,268	$103,899	$872,116

LIABILITIES AND EQUITY
Payable to brokers	$10,203	$12	$533
Income taxes payable and deferred tax liabilities	164	4,823	5,963
Capital lease obligation	5,094	5,170	5,191
Compensation payable	31,469	24,426	83,700
Securities sold, not yet purchased	-	129	-
Payable to affiliates	7,679	7,687	153
Accrued expenses and other liabilities	31,801	28,882	32,467
Liabilities of discontinued operations	-	-	66,614
Sub-total	86,410	71,129	194,621

4.5% Convertible note (net of issuance costs of $174) (due August 15, 2021) (Note F)	109,826	-	-
AC 4% PIK Note (due November 30, 2020) (Note F)	100,000	250,000	-
Loan from GGCP (due December 28, 2016) (Note F)	-	35,000	-
5.875% Senior notes (net of issuance costs of $110, $128 and $553, respectively)
(due June 1, 2021) (Note F)	24,115	24,097	99,447
Zero coupon subordinated debentures, Face value: $0.0 million at September 30, 2016,
$0.0 million at December 31, 2015 and $6.9 million at September 30, 2015,
respectively (due December 31, 2015) (Note F)	-	-	6,750
Total liabilities	320,351	380,226	300,818

Redeemable noncontrolling interests from discontinued operations	-	-	6,018
Commitments and contingencies (Note I)	-	-	-
Equity
GAMCO Investors, Inc. stockholders' equity
Preferred stock, $.001 par value;10,000,000 shares authorized; none issued and outstanding	-	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
15,480,032, 15,422,901 and 15,387,701 issued, respectively;10,454,392,
10,664,107 and 6,340,992 outstanding, respectively	14	14	14
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 19,093,311, 19,156,792 and 19,196,792 shares
outstanding, respectively	19	19	19
Additional paid-in capital	3,135	345	299,769
Retained earnings (deficit)	48,412	(34,224)	661,415
Accumulated other comprehensive income	9,317	9,115	17,575
Treasury stock, at cost (5,025,640, 4,758,794 and 9,046,709 shares, respectively)	(259,980)	(251,596)	(416,147)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	(199,083)	(276,327)	562,645
Noncontrolling interests from discontinued operations	-	-	2,635
Total equity (deficit)	(199,083)	(276,327)	565,280

Total liabilities and equity (deficit)	$121,268	$103,899	$872,116

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Nine Months Ended September 30, 2015

		GAMCO Investors, Inc. stockholders
					Accumulated
			Additional		Other			Redeemable
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	Earnings	Income	Stock	Total	Interests
Balance at December 31, 2014	$2,734	$33	$291,681	$602,950	$25,014	$(394,617)	$527,795	$68,334
Redemptions of redeemable
noncontrolling interests	-	-	-	-	-	-	-	(602)
Contributions from redeemable
noncontrolling interest	-	-	-	-	-	-	-	1,036
Consolidation of a consolidated
feeder fund and a partnership	-	-	-	-	-	-	-	996
Deconsolidation of offshore
fund	-	-	-	-	-	-	-	(63,256)
Net income (loss)	(99)	-	-	63,846	-	-	63,747	(490)
Net unrealized losses on
securities available for sale,
net of income tax benefit ($4,341)	-	-	-	-	(7,392)	-	(7,392)	-
Amount reclassed from
accumulated other
comprehensive income,
net of income tax benefit ($15)	-	-	-	-	(25)	-	(25)	-
Foreign currency translation	-	-	-	-	(22)	-	(22)	-
Dividends declared
($0.21 per share)	-	-	-	(5,381)	-	-	(5,381)	-
Stock based compensation
expense	-	-	6,819	-	-	-	6,819	-
Exercise of stock options
including tax benefit ($102)	-	-	1,269	-	-	-	1,269	-
Purchase of treasury stock	-	-	-	-	-	(21,530)	(21,530)	-
Balance at September 30, 2015	$2,635	$33	$299,769	$661,415	$17,575	$(416,147)	$565,280	$6,018

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Nine Months Ended September 30, 2016

	GAMCO Investors, Inc. stockholders
				Accumulated
		Additional	Retained	Other
	Common	Paid-in	Earnings	Comprehensive	Treasury
	Stock	Capital	(Deficit)	Income	Stock	Total
Balance at December 31, 2015	$33	$345	$(34,224)	$9,115	$(251,596)	$(276,327)
Net income	-	-	84,429	-	-	84,429
Net unrealized gains on
securities available for sale,
net of income tax expense ($129)	-	-	-	221	-	221
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax expense ($61)	-	-	-	102	-	102
Foreign currency translation	-	-	-	(121)	-	(121)
Dividends declared
($0.06 per share)	-	-	(1,793)	-	-	(1,793)
Stock based compensation
expense	-	3,258	-	-	-	3,258
Reduction of deferred tax asset
for excess of recorded RSA tax
benefit over actual tax benefit	-	(468)	-	-	-	(468)
Purchase of treasury stock	-	-	-	-	(8,384)	(8,384)
Balance at September 30, 2016	$33	$3,135	$48,412	$9,317	$(259,980)	$(199,083)

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net income	$84,429	$63,846
Add: Loss from discontinued operations, net of taxes	-	5,528
Income from continuing operations	84,429	69,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	470	466
Stock based compensation expense	3,258	4,923
Deferred income taxes	(3,930)	(1,902)
Tax benefit from exercise of stock options	-	102
Foreign currency translation loss	(121)	(22)
Cost basis of donated securities	68	31
Net gains on sales of available for sale securities	(4)	(5)
Accretion of zero coupon debentures	-	502
Loss on extinguishment of zero coupon debentures	-	310
(Increase) decrease in assets:
Investments in trading securities	223	-
Receivable from affiliates	290	(1,517)
Receivable from brokers	747	526
Investment advisory fees receivable	4,442	11,090
Income tax receivable and deferred tax assets	(3,847)	24
Other assets	534	1,617
Increase (decrease) in liabilities:
Payable to affiliates	(8)	(202)
Payable to brokers	10,190	522
Income taxes payable and deferred tax liabilities	(1,384)	(8,349)
Compensation payable	7,051	52,901
Accrued expenses and other liabilities	2,804	4,470
Total adjustments	20,783	65,487
Net cash provided by operating activities from continuing operations	$105,212	$134,861

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Investing activities
Purchases of available for sale securities	$(223)	$-
Proceeds from sales of available for sale securities	408	51
Net cash provided by investing activities from continuing operations	185	51

Financing activities
Net cash transferred from AC	-	77,533
Issuance of 4.5% Convertible note	109,826	-
Proceeds from exercise of stock options	-	1,167
Dividends paid	(1,752)	(5,252)
Repurchase of Zero coupon subordinated debentures	-	(6,224)
Purchase of treasury stock	(8,384)	(21,530)
Repayment of AC 4% PIK Note	(150,000)	-
Repayment of loan from GGCP	(35,000)	-
Amortization of debt issuance costs	18	73
Net cash (used in) provided by financing activities from continuing operations	(85,292)	45,767
Cash flows of discontinued operations
Net cash provided by operating activities	-	59,154
Net cash used in investing activities	-	(41,464)
Net cash used in financing activities	-	(148,510)
Net cash used in discontinued operations	-	(130,820)
Effect of exchange rates on cash and cash equivalents	28	8
Net increase in cash and cash equivalents	20,133	49,867
Cash and cash equivalents at beginning of period	13,719	12,694
Cash and cash equivalents at end of period	$33,852	$62,561
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,561	$3,531
Cash paid for taxes	$55,216	$49,587

Non-cash activity:
-	For the nine months ended September 30, 2016 and September 30, 2015, the Company accrued dividends on restricted stock awards of $41 and $129, respectively.
-
For the nine months ended September 30, 2016, the Company recorded $468 as a reduction to its deferred tax asset and additional paid-in capital for the excess of the recorded restricted stock award tax benefit over the actual tax benefit.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

Reclassifications

Certain amounts reported for the prior period in the accompanying condensed consolidated financial statements have been reclassified in order to conform to the current period’s presentation.  Assets and liabilities related to the spin-off (“Spin-off”) of Associated Capital Group, Inc. (“AC”) on November 30, 2015 on the Company’s condensed consolidated statement of financial condition as of September 30, 2015 have been reclassified as assets and liabilities of discontinued operations (See Note J. Discontinued Operations for further details).  All assets and liabilities related to discontinued operations are excluded from the footnotes for all periods presented unless otherwise noted.  In addition, the historical results of AC and certain investment partnerships and offshore funds have been reflected in the accompanying consolidated statements of income for the quarter and nine months ended September 30, 2015 as discontinued operations and financial information related to discontinued operations has been excluded from the notes to these interim condensed consolidated financial statements for all periods presented.

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

In April 2015, the FASB issued ASU 2015-03, which amends the presentation of debt issuance costs in financial statements.  This amended guidance requires entities to present the cost of debt issuances as a reduction of the related debt rather than as an asset.  This guidance is effective for the Company beginning January 1, 2016.  The Company adopted this guidance retrospectively on January 1, 2016.  As a result, the debt issuance costs related to the 5.875% Senior Notes are now shown net in the liability section on the consolidated statements of financial condition.  At December 31, 2015 and September 30, 2015, the 5.875% Senior Notes are now disclosed net of issuance costs of $128,000 and $553,000, respectively.  These amounts were previously disclosed in other assets on the consolidated statements of financial condition.

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

In August 2016, the FASB issued ASU 2016-15, which adds and clarifies guidance on the classification of certain cash receipts and payments in the consolidated statements of cash flows.  For public companies, the ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods.  Early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

B.  Investment in Securities

Investments in securities at September 30, 2016, December 31, 2015 and September 30, 2015 consisted of the following:

	September 30, 2016		December 31, 2015		September 30, 2015
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Common stocks	$16	$16	$385	$368	$-	$-
Total trading securities	16	16	385	368	-	-

Available for sale securities:
Common stocks	17,649	32,873	17,898	32,607	13,561	34,095
Total available for sale securities	17,649	32,873	17,898	32,607	13,561	34,095

Total investments in securities	$17,665	$32,889	$18,283	$32,975	$13,561	$34,095

Securities sold, not yet purchased at September 30, 2016, December 31, 2015 and September 30, 2015 consisted of the following:

	September 30, 2016		December 31, 2015		September 30, 2015
	Proceeds	Fair Value	Proceeds	Fair Value	Proceeds	Fair Value
Trading securities:	(In thousands)
Common stocks	$-	$-	$123	$129	$-	$-
Total securities sold, not yet purchased	$-	$-	$123	$129	$-	$-

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

The following table identifies all reclassifications out of accumulated other comprehensive income ("AOCI") into income for the three and nine months ended September 30, 2016 and 2015 (in thousands):

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Three Months Ended September 30,
2016	2015
$-	$-	Net gain from investments	Realized gain on sale of AFS securities
7	45	Other operating expenses/net gain from investments	Realized gain on donation of AFS securities
7	45	Income before income taxes
(3)	(17)	Income tax provision
$4	$28	Net income

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Nine Months Ended September 30,
2016	2015
$4	$5	Net gain from investments	Realized gain on sale of AFS securities
159	80	Other operating expenses/net gain from investments	Realized gain on donation of AFS securities
163	85	Income before income taxes
(61)	(32)	Income tax provision
$102	$53	Net income

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of September 30, 2016, December 31, 2015 and September 30, 2015:

	September 30, 2016
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$17,649	$15,224	$-	$32,873
Total available for sale securities	$17,649	$15,224	$-	$32,873

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$17,898	$14,709	$-	$32,607
Total available for sale securities	$17,898	$14,709	$-	$32,607

	September 30, 2015
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$13,561	$20,534	$-	$34,095
Total available for sale securities	$13,561	$20,534	$-	$34,095

Changes in net unrealized gain, net of taxes, for the three months ended September 30, 2016 of $0.5 million and changes in net unrealized loss, net of taxes, for the three months ended September 30, 2015 of $6.7 million have been included in other comprehensive income, a component of equity, at September 30, 2016 and September 30, 2015, respectively.  There were no sales of investments available for sale for the three months ended September 30, 2016 and September 30, 2015.  Changes in net unrealized gain, net of taxes, for the nine months ended September 30, 2016 of $0.3 million and changes in net unrealized loss, net of taxes, for the nine months ended September 30, 2015 of $7.4 million have been included in other comprehensive income, a component of equity, at September 30, 2016 and September 30, 2015, respectively.  During the nine months ended September 30, 2016 and September 30, 2015, proceeds from the sales of investments available for sale were approximately $408,000 and $51,000, respectively.  For the nine months ended September 30, 2016 and September 30, 2015, gross gains on the sale of investments available for sale amounted to $4,000 and $5,000, respectively, and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no realized losses on the sale of investments available for sale for the nine months ended September 30, 2016 or September 30, 2015.  The basis on which the cost of a security sold is determined using specific identification.  Accumulated other comprehensive income on the consolidated statements of equity is primarily comprised of unrealized gains/losses, net of taxes, for AFS securities.

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

There were no investments classified as available for sale that were in an unrealized loss position at September 30, 2016, December 31, 2015 or September 30, 2015.

For the three and nine months ended September 30, 2016 and 2015 there were no losses on available for sale securities that were deemed to be other than temporary.

C. Fair Value

The following tables present information about the Company's assets and liabilities by major categories measured at fair value on a recurring basis as of September 30, 2016, December 31, 2015 and September 30, 2015 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2016 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2016
Cash equivalents	$33,576	$-	$-	$33,576
Investments in securities:
AFS - Common stocks	32,873	-	-	32,873
Trading - Common stocks	16	-	-	16
Total investments in securities	32,889	-	-	32,889
Total assets at fair value	$66,465	$-	$-	$66,465
Liabilities
Securities sold, not yet purchased:
Trading - Common stocks	$-	$-	$-	$-
Total securities sold, not yet purchased	$-	$-	$-	$-

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2015
Cash equivalents	$13,538	$-	$-	$13,538
Investments in securities:
AFS - Common stocks	32,607	-	-	32,607
Trading - Common stocks	368	-	-	368
Total investments in securities	32,975	-	-	32,975
Total assets at fair value	$46,513	$-	$-	$46,513
Liabilities
Securities sold, not yet purchased:
Trading - Common stocks	$129	$-	$-	$129
Total securities sold, not yet purchased	$129	$-	$-	$129

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2015 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2015
Cash equivalents	$62,398	$-	$-	$62,398
Investments in securities:
AFS - Common stocks	34,095	-	-	34,095
Trading - Common stocks	-	-	-	-
Total investments in securities	34,095	-	-	34,095
Total assets at fair value	$96,493	$-	$-	$96,493
Liabilities
Securities sold, not yet purchased:
Trading - Common stocks	$-	$-	$-	$-
Total securities sold, not yet purchased	$-	$-	$-	$-

During the quarters ended September 30, 2016 and 2015, there were no transfers between any Level 1 and Level 2 holdings, or between Level 1 and Level 3 holdings.

Other than certain securities which were part of the Spin-off, the Company did not hold any Level 2 or 3 securities at September 30, 2016, December 31, 2015 or September 30, 2015.

D. Income Taxes

The effective tax rate ("ETR) for the three months ended September 30, 2016 and September 30, 2015 was 31.9% and 37.8%, respectively.  The ETR for the nine months ended September 30, 2016 and September 30, 2015 was 35.9% and 37.5%, respectively.  The change in rates is primarily due to the reversal of tax accruals related to the closing out of a state audit.

E. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Basic:
Income from continuing operations	$30,861	$22,451	$84,429	$69,374
Income from discontinued operations, net of taxes	-	(7,482)	-	(5,528)
Net income attributable to GAMCO Investors, Inc.'s
shareholders	$30,861	$14,969	$84,429	$63,846

Weighted average shares outstanding	29,185	24,947	29,222	25,047

Basic net income per share attributable to GAMCO
Investors, Inc.'s shareholders:
Continuing operations	$1.06	$0.90	$2.89	$2.77
Discontinued operations	-	(0.30)	-	(0.22)
Total	$1.06	$0.60	$2.89	$2.55

Diluted:
Income from continuing operations	$30,861	$22,451	$84,429	$69,374
Add interest on convertible note, net of management fee and taxes	387	-	387	-
Total income from continuing operations	31,248	22,451	84,816	69,374
Income from discontinued operations, net of taxes	-	(7,482)	-	(5,528)
Net income attributable to GAMCO Investors, Inc.'s
shareholders	$31,248	$14,969	$84,816	$63,846

Weighted average share outstanding	29,185	24,947	29,222	25,047
Dilutive stock options and restricted stock awards	221	294	253	290
Assumed conversion of convertible note	1,000	-	336	-
Total	30,406	25,241	29,811	25,337

Diluted net income per share attributable to GAMCO
Investors, Inc.'s shareholders:
Continuing operations	$1.03	$0.89	$2.85	$2.74
Discontinued operations	-	(0.30)	-	(0.22)
Total	$1.03	$0.59	$2.85	$2.52

F. Debt

Debt consists of the following:

	September 30, 2016		December 31, 2015		September 30, 2015
	Carrying	Fair Value	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2	Value	Level 2
(In thousands)
4.5 % Convertible note	$109,826	$112,172	$-	$-	$-	$-
AC 4% PIK Note	100,000	101,347	250,000	250,000	-	-
Loan from GGCP	-	-	35,000	35,000	-	-
5.875% Senior notes	24,115	25,073	24,097	24,437	99,447	106,625
0% Subordinated debentures	-	-	-	-	6,750	6,800
Total	$233,941	$238,592	$309,097	$309,437	$106,197	$113,425

4.5% Convertible Note

On August 15, 2016, the Company issued and sold a 5-year, $110 million convertible note (“Convertible Note”).  The note bears interest at a rate of 4.5% per annum and is convertible into shares of the Company’s Class A Common stock (“Class A Stock”) at an initial conversion price of $55.00 per share.  The Convertible Note is initially convertible into two million shares of the Company’s Class A Stock, subject to adjustment pursuant to the terms of the Convertible Note.  The Company is required to repurchase the Convertible Note at the request of the holder on specified dates or after certain circumstances involving a Fundamental Change (as defined in the Convertible Note).  The Company recorded $174,000 of costs in connection with the issuance of the Convertible Note.  GGCP, Inc. (“GGCP”), which owns approximately 62% of the equity interest of the Company, has deposited cash equal to the principal amount of the Note and six months interest (“Initial Deposit”) into an escrow account established pursuant to an escrow agreement by and among GGCP, the Company, the Convertible Note holder and the escrow agent.  In connection with the Initial Deposit made by GGCP, the Company has agreed that GGCP has a right to demand payment in an amount equal to any funds withdrawn from the escrow account by the Convertible Note holder.

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

During the three months ended September 30, 2016, the Company prepaid $150 million of principal of the AC 4% PIK Note.  $50 million of the prepayment was applied against the principal amount due on November 30, 2016, $40 million against the principal amount due on November 30, 2017, $30 million against the principal amount due on November 30, 2018, and $30 million against the principal amount due on November 30, 2019.  Of the $100 million principal amount outstanding at September 30, 2016, $10 million is due on November 30, 2017, $20 million is due on November 30, 2018, $20 million is due on November 30, 2019, and $50 million is due on November 30, 2020.

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

On November 18, 2015, the Company commenced a tender offer (the “Offer”) to purchase for cash up to $100 million aggregate principal amount of the Senior Notes at a price of 101% of the principal amount.  $75.8 million of face value Senior Notes were tendered upon the expiration of the Offer.  At September 30, 2016, December 31, 2015 and September 30, 2015, the debt was recorded at its face value, net of issuance costs, of $24.1 million, $24.1 million and $99.4 million, respectively.

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

Zero coupon Subordinated debentures due December 31, 2015

On December 31, 2010, the Company issued $86.4 million in par value of five year zero coupon subordinated debentures due December 31, 2015 ("Debentures") to its shareholders of record on December 15, 2010 through the declaration of a special dividend of $3.20 per share. The Debentures have a par value of $100 and are callable at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed. During the three and nine month periods ended September 30, 2015 the Company repurchased 16 Debentures and 62,242 Debentures, respectively, having a face value of $1,600 and $6.2 million, respectively.  The redemptions were accounted for as extinguishments of debt and resulted in losses of less than $1,000 and $310,000, respectively, which was included in net gain from investments on the condensed consolidated statements of income.  The debt was being accreted to its face value using the effective rate on the date of issuance of 7.45%.  At September 30, 2015, the debt was recorded at its accreted value of  $6.8 million. The debt matured on December 31, 2015 and was fully paid at that time.

The fair value of the Company's debt, which is a Level 2 valuation, is estimated based on either quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  Inputs in these standard models include credit rating, maturity and interest rate.

On May 4, 2015, the Securities and Exchange Commission (“SEC”) declared effective the “shelf” registration statement filed by the Company. The "shelf" provides the Company with the flexibility of issuing any combination of senior and subordinated debt securities, convertible securities and common and preferred securities up to a total amount of $500 million and replaced the existing shelf registration which expired in May 2015. As of September 30, 2016, $500 million is available on the shelf.

G. Stockholders' Equity

Shares outstanding were 29.5 million, 29.8 million and 25.5 million on September 30, 2016, December 31, 2015 and September 30, 2015, respectively.

Dividends

	Payment	Record
	Date	Date	Amount

Three months ended March 31, 2016	March 29, 2016	March 15, 2016	$0.02
Three months ended June 30, 2016	June 28, 2016	June 14, 2016	0.02
Three months ended September 30, 2016	September 27, 2016	September 13, 2016	0.02
Nine months ended September 30, 2016			$0.06

Three months ended March 31, 2015	March 31, 2015	March 17, 2015	$0.07
Three months ended June 30, 2015	June 30, 2015	June 16, 2015	0.07
Three months ended September 30, 2015	September 29, 2015	September 15, 2015	0.07
Nine months ended September 30, 2015			$0.21

Voting Rights

The holders of Class A Stock and Class B Common stock ("Class B Stock") have identical rights except that (i) holders of Class A Stock are entitled to one vote per share, while holders of Class B Stock are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (ii) holders of Class A Stock are not eligible to vote on matters relating exclusively to Class B Stock and vice versa.

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

As of September 30, 2016, December 31, 2015 and September 30, 2015, there were 427,290 RSA shares, 553,100 RSA shares and 688,550 RSA shares outstanding, respectively, that were previously issued at an average weighted grant price of $65.72, $64.02 and $67.34, respectively.  These RSA grants occurred prior to the spin-off of Associated Capital.  On November 30, 2015, pursuant to the spin-off, all RSA grant holders received shares of Associated Capital’s Class A common stock as a result of their ownership of their GAMCO unvested RSAs (one share of Associated Capital for each share of GBL).  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee. This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings (deficit) on the declaration date.

For the three months ended September 30, 2016 and September 30, 2015, we recognized stock-based compensation expense of $1.2 million and $1.6 million, respectively.  For the nine months ended September 30, 2016 and September 30, 2015, we recognized stock-based compensation expense of $3.3 million and $4.9 million, respectively.  Actual and projected stock-based compensation expense for RSA shares for the years ended December 31, 2015 through December 31, 2024 (based on awards currently issued or granted) is as follows (in thousands):

	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Q1	$1,639	$1,037	$685	$464	$365	219	145	93	48	7
Q2	1,640	1,036	685	453	365	204	145	93	48	7
Q3	1,644	1,186	602	402	323	169	114	66	24	5
Q4	4,945	691	520	366	295	145	93	48	7	-
Full Year	$9,868	$3,950	$2,492	$1,685	$1,348	737	497	300	127	19

The total compensation cost related to non-vested RSAs not yet recognized is approximately $7.9 million as of September 30, 2016.  There were no options exercised for the three or nine months ended September 30, 2016.  For both the three and nine months ended September 30, 2015 proceeds from the exercise of 26,000 stock options were $1.2 million resulting in a tax benefit to GAMCO of $102,000.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  For the three months ended September 30, 2016 and September 30, 2015, the Company repurchased 223,811 shares and 172,007 shares, respectively, at an average price per share of $31.50 and $61.11, respectively.  For the nine months ended September 30, 2016 and September 30, 2015, the Company repurchased 266,846 shares and 321,488 shares, respectively, at an average price per share of $31.41 and $66.96, respectively.  From the inception of the program through September 30, 2016, 9,819,499 shares have been repurchased at an average price of $44.44 per share.  At September 30, 2016, the total shares available under the program to be repurchased in the future were 315,309.

H. Identifiable Intangible Assets

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the condensed consolidated statements of financial condition at September 30, 2016, December 31, 2015 and September 30, 2015. The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2017. On November 1, 2015, as a result of becoming the advisor to the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million within other assets on the condensed consolidated statement of financial condition at September 30, 2016 and December 31, 2015.  The advisory contracts for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. are both next up for renewal in November 2017. The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant. There were no indicators of impairment for the three months ended September 30, 2016 or September 30, 2015, and as such there was no impairment analysis performed or charge recorded.

I. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company's financial condition, operations or cash flows at September 30, 2016.

J.  Discontinued Operations

As a result of the Spin-off, the results of AC’s operations through the Spin-off Date, as well as transaction costs related to the Spin-off, have been classified in the condensed consolidated statements of income as discontinued operations.  There was no gain or loss on the Spin-off for the Company, and it was a tax-free spin-off to GAMCO’s shareholders.

The three and nine months ended September 30, 2015 results include $0 and $1.5 million, respectively, in costs incurred with respect to the Spin-off and are included in Other operating expenses below.  Operating results for the period from January 1, 2015 through September 30, 2015 is summarized below:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Revenues
Investment advisory and incentive fees	$2,560	$6,954
Distribution fees and other income	41	276
Institutional research services	2,446	7,278
Total revenues	5,047	14,508
Expenses
Compensation	5,079	16,555
Stock based compensation	630	1,895
Management fee	(1,374)	(1,025)
Distribution costs	(19)	(82)
Other operating expenses	1,811	6,922
Total expenses	6,127	24,265
Operating loss	(1,080)	(9,757)
Other income (expense)
Net gain from investments	(11,539)	(834)
Interest and dividend income	551	2,303
Interest expense	(322)	(984)
Total other income (expense), net	(11,310)	485
Loss from discontinued operations before income taxes	(12,390)	(9,272)
Income tax benefit	(4,390)	(3,155)
Loss from discontinued operations, net of taxes	(8,000)	(6,117)
Net loss attributable to noncontrolling interests	(518)	(589)
Net loss attributable to GAMCO Investors, Inc.'s discontinued operations, net of taxes	$(7,482)	$(5,528)

The assets and liabilities of AC have been classified in the consolidated statement of financial condition as of September 30, 2015 as assets and liabilities of discontinued operations and consist of the following:

September 30, 2015
Cash and cash equivalents	$363,055
Investments in securities	92,822
Investments in sponsored registered investment companies	115,046
Investments in partnerships	101,025
Receivable from brokers	51,761
Investment advisory fees receivable	1,991
Receivable from affiliates	(27,957)
Income tax receivable	-
Other assets	8,780
Total assets of discontinued operations	706,523

Payable to brokers	48,541
Income taxes payable and deferred tax liabilities	4,566
Compensation payable	5,047
Securities sold, not yet purchased	5,577
Payable to affiliates	(153)
Mandatorily redeemable noncontrolling interests	1,257
Accrued expenses and other liabilities	1,779
Total liabilities of discontinued operations	66,614

Redeemable noncontrolling interests from discontinued
operations	6,018

Noncontrolling interests from discontinued operations	2,635

Net assets of discontinued operations	$631,256

K. Subsequent Events

On November 4, 2016, the Board of Directors declared its regular quarterly dividend of $0.02 per share to all of its shareholders, payable on December 27, 2016 to shareholders of record on December 13, 2016.

From October 1, 2016 to November 4, 2016, the Company repurchased 60,237 shares at $29.06 per share.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Overview

GAMCO, through the Gabelli brand, well known for its Private Market Value (PMV) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to open-end funds, closed-end funds, and institutional and private wealth management investors principally in the United States.  Through G.distributors, LLC (“G.distributors”), we provide open-end fund distribution.  We generally manage assets on a fully discretionary basis and invest in a variety of U.S. and international securities through various investment styles.  Our revenues are based primarily on the Company’s levels of assets under management and fees associated with our various investment products.

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

Assets under management (“AUM”) were $39.6 billion as of September 30, 2016, an increase of $0.3 billion, or 0.8%, from June 30, 2016 of $39.3 billion and an increase of $1.1 billion, or 2.9% from the September 30, 2015 AUM of $38.5 billion.  The third quarter 2016 activity consisted of net cash outflows of $0.5 billion, $1.0 billion of market appreciation and recurring distributions, net of reinvestments, from open-end and closed-end funds of $0.2 billion.  Average total AUM was $39.9 billion in the 2016 quarter versus $41.6 billion in the prior year period, a decrease of 4.1%.  Average AUM in our open-end equity funds, a key driver to our investment advisory fees, was $14.0 billion in the third quarter of 2016, falling 7.9% from the 2015 quarter average AUM of $15.2 billion.

In addition to management fees, we earn incentive fees for certain institutional client assets, certain assets attributable to preferred issues of our closed-end funds and our GDL Fund (NYSE: GDL).  As of September 30, 2016, assets under management with incentive based fees were $2.4 billion, the same as June 30, 2016 and 14.3% lower than the $2.8 billion on September 30, 2015. The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 3rd Quarter 2016

				Fund
		Market		distributions,
	June 30,	appreciation/	Net cash	net of	September 30,
	2016	(depreciation)	flows	reinvestments	2016
Equities:
Open-end Funds	$13,981	$259	$(416)	$(25)	$13,799
Closed-end Funds	6,917	131	257	(127)	7,178
Institutional & PWM - direct	13,326	429	(510)	-	13,245
Institutional & PWM - sub-advisory	3,459	186	(103)	-	3,542
SICAV	40	1	1	-	42
Total Equities	37,723	1,006	(771)	(152)	37,806
Fixed Income:
Money-Market Fund	1,518	1	219	-	1,738
Institutional & PWM	32	-	5	-	37
Total Fixed Income	1,550	1	224	-	1,775
Total Assets Under Management	$39,273	$1,007	$(547)	$(152)	$39,581

Table II: Fund Flows - Year to date September 2016

				Fund
		Market		distributions,
	December 31,	appreciation/	Net cash	net of	September 30,
	2015	(depreciation)	flows	reinvestments	2016
Equities:
Open-end Funds	$13,811	$1,204	$(1,170)	$(46)	$13,799
Closed-end Funds	6,492	619	437	(370)	7,178
Institutional & PWM - direct	13,366	904	(1,025)	-	13,245
Institutional & PWM - sub-advisory	3,401	314	(173)	-	3,542
SICAV	37	3	2	-	42
Total Equities	37,107	3,044	(1,929)	(416)	37,806
Fixed Income:
Money-Market Fund	1,514	2	222	-	1,738
Institutional & PWM	38	-	(1)	-	37
Total Fixed Income	1,552	2	221	-	1,775
Total Assets Under Management	$38,659	$3,046	$(1,708)	$(416)	$39,581

Table III: Assets Under Management by Quarter

				% Change From
	September 30,	December 31,	September 30,	December 31,	September 30,
	2016	2015	2015	2015	2015
Equities:
Open-end Funds	$13,799	$13,811	$14,075	(0.1%)	(2.0%)
Closed-end Funds	7,178	6,492	6,205	10.6	15.7
Institutional & PWM - direct	13,245	13,366	13,190	(0.9)	0.4
Institutional & PWM - sub-advisory	3,542	3,401	3,302	4.1	7.3
SICAV	42	37	36	13.5	16.7
Total Equities	37,806	37,107	36,808	1.9	2.7
Fixed Income:
Money-Market Fund	1,738	1,514	1,637	14.8	6.2
Institutional & PWM	37	38	45	(2.6)	(17.8)
Total Fixed Income	1,775	1,552	1,682	14.4	5.5
Total Assets Under Management	$39,581	$38,659	$38,490	2.4%	2.8%
Institutional & PWM - direct includes $286 million, $226 million and $227 million of Money Market Fund AUM at September 30, 2016, December 31, 2015 and September 30, 2015, respectively.

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared To Three Months Ended September 30, 2015

(Unaudited; in thousands, except per share data)
	2016	2015
Revenues
Investment advisory and incentive fees	$75,952	$79,900
Distribution fees and other income	11,769	12,260
Total revenues	87,721	92,160
Expenses
Compensation	21,233	34,022
Management fee	1,163	4,056
Distribution costs	11,568	12,363
Other operating expenses	5,681	4,443
Total expenses	39,645	54,884
Operating income	48,076	37,276
Other income (expense)
Net gain from trading securities	55	72
Interest and dividend income	371	553
Interest expense	(3,155)	(1,815)
Total other income/(expense), net	(2,729)	(1,190)
Income before income taxes	45,347	36,086
Income tax provision	14,486	13,635
Income from continuing operations	30,861	22,451
Loss from discontinued operations	-	(7,482)
Net income attributable to GAMCO Investors, Inc.'s shareholders	$30,861	$14,969

Net income/(loss) attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic - Continuing operations	$1.06	$0.90
Basic - Discontinued operations	-	(0.30)
Basic - Total	$1.06	$0.60

Diluted - Continuing operations	$1.03	$0.89
Diluted - Discontinued operations	-	(0.30)
Diluted - Total	$1.03	$0.59

Overview

Income from continuing operations for the quarter was $30.9 million, or $1.03 per fully diluted share, versus $22.5 million, or $0.89 per fully diluted share, in the prior year’s quarter.  The quarter to quarter comparison was impacted by lower variable compensation partially offset by lower revenues and lower income from firm investments.

Revenues

Investment advisory and incentive fees for the third quarter 2016 were $76.0 million, 4.9% lower than the 2015 comparative figure of $79.9 million.  Open-end fund revenues decreased by 8.7% to $33.6 million from $36.8 million in the third quarter of 2015 driven by a 7.9% decrease in average open-end equity AUM.  Our closed-end fund revenues increased 7.7% to $15.4 million in the third quarter 2016 from $14.3 million in 2015 due to an 8.1% increase in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, decreased $2.6 million to $26.2 million from $28.8 million in third quarter 2015.  There were no incentive fees earned during the third quarters 2016 and 2015. Revenues relating to the SICAV were $0.8 million in the third quarter of 2016 versus less than $0.1 million in the third quarter of 2015.

Open-end fund distribution fees and other income were $11.8 million for the third quarter 2016, a decrease of $0.5 million or 4.1% from $12.3 million in the prior year period, primarily due to lower average AUM in open-end equity funds that generate distribution fees and decreased level of sales of load shares of open-end funds.

Expenses

Compensation costs, which are largely variable, were $21.2 million or 37.6% lower than prior year compensation costs of $34.0 million.  The deferred compensation agreement entered into by the Company with Mr. Gabelli resulted in variable compensation being reduced by $10.9 million during the third quarter of 2016.  This expense will be recognized ratably over the vesting period through January 1, 2020.  The remainder of the quarter over quarter decrease was comprised of a $1.5 million decrease in variable compensation related to the decreased levels of AUM, a $0.5 million decrease in stock compensation expense offset by a $0.1 million increase in fixed compensation, primarily relating to increased bonus accruals in the current quarter.

Management fee expense, which is wholly variable and based on pretax income, decreased to $1.2 million in the third quarter of 2016 from $4.0 million in the 2015 period.  The management fee expense for the third quarter of 2016 was lower by $2.4 million due to the accounting of the deferred compensation agreement with Mr. Gabelli.

Distribution costs were $11.6 million, a decrease of $0.8 million or 6.5% from $12.4 million in the prior year’s period.  The decline in distribution costs was primarily driven by lower AUM which resulted in reduced payments to third parties for distribution of $0.4 million and lower amortization of advanced commissions of $0.3 million.

Other operating expenses were $5.7 million in the third quarter of 2016, an increase of $1.3 million, or 29.5%, from $4.4 million in the third quarter of 2015. The current year quarter included $0.6 million of expenses incurred in the launching of the Gabelli Go Anywhere Trust, our 15th closed-end fund.

Operating income for the third quarter of 2016 was $48.1 million, an increase of $10.8 million, or 29.0%, from the $37.3 million in the third quarter of 2015.  Operating income, as a percentage of revenues, was 54.8% in the 2016 quarter as compared to 40.4% in the 2015 quarter.

Other expense

Total other expense, net was an expense of $2.7 million for the third quarter 2016 versus an expense of $1.2 million in the prior year’s quarter.  Net gains from trading securities decreased to $55,000 in the third quarter of 2016. Interest and dividend income decreased to $0.4 million in the third quarter 2016 from $0.6 million in the third quarter 2015.  Interest expense increased $1.4 million to $3.2 million in the third quarter of 2016 from $1.8 million in the third quarter of 2015.  In 2016, the AC 4% PIK Note issued in November 2015 was outstanding as was the 4.5% convertible note issued in August 2016, offset in part by the tender of $78 million of the Senior Notes in December 2015.

The effective tax rates (“ETR”) for the three months ended September 30, 2016 and September 30, 2015 were 31.9% and 37.8%, respectively. The change in rates is primarily due to the reversal of tax accruals related to the closing out of a state audit.

Nine Months Ended September 30, 2016 Compared To Nine Months Ended September 30, 2015

(Unaudited; in thousands, except per share data)
	2016	2015
Revenues
Investment advisory and incentive fees	$219,594	$251,269
Distribution fees and other income	33,456	39,390
Total revenues	253,050	290,659
Expenses
Compensation	62,130	109,177
Management fee	3,376	12,385
Distribution costs	32,786	40,093
Other operating expenses	14,993	14,157
Total expenses	113,285	175,812
Operating income	139,765	114,847
Other income (expense)
Net gain from trading securities	518	220
Interest and dividend income	1,104	1,584
Interest expense	(9,729)	(5,575)
Total other expense, net	(8,107)	(3,771)
Income before income taxes	131,658	111,076
Income tax provision	47,229	41,702
Income from continuing operations	84,429	69,374
Loss from discontinued operations	-	(5,528)
Net income attributable to GAMCO Investors, Inc.'s shareholders	$84,429	$63,846

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic - Continuing operations	$2.89	$2.77
Basic - Discontinued operations	-	(0.22)
Basic - Total	$2.89	$2.55

Diluted - Continuing operations	$2.85	$2.74
Diluted - Discontinued operations	-	(0.22)
Diluted - Total	$2.85	$2.52

Overview

Income from continuing operations for the first nine months of 2016 was $84.4 million, or $2.85 per fully diluted share, versus $69.4 million, or $2.74 per fully diluted share, in the prior year’s first nine months.  The period to period comparison was impacted by lower variable compensation partially offset by lower revenues and lower income from firm investments.

Revenues

Investment advisory and incentive fees for the nine months ended September 30, 2016 were $219.6 million, 12.6% lower than the 2015 comparative figure of $251.3 million.  Open-end fund revenues decreased by 16.6% to $97.6 million in the nine months ended September 30, 2016 from $117.0 million in 2015 driven by a 15.8% decrease in average open-end equity AUM.  Our closed-end fund revenues decreased 4.3% to $42.7 million in the nine months ended September 30, 2016 from $44.6 million in 2015 due to a 3.7% decrease in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, decreased $11.5 million to $77.3 million from $88.8 million in nine months ending September 30, 2015.  There were no incentive fees earned during the nine months ended September 30, 2016. Incentive fees earned during the nine months ended September 30, 2015 were $0.8 million.

Open-end fund distribution fees and other income were $33.5 million for the nine months ended September 30, 2016, a decrease of $5.9 million or 15.0% from $39.4 million in the prior year period, primarily due to lower average AUM in open-end equity funds that generate distribution fees and decreased level of sales of load shares of open-end funds.

Expenses

Compensation costs, which are largely variable, were $62.1 million or 43.1% lower than prior year compensation costs of $109.2 million.  The deferred compensation agreement entered into by the Company with Mr. Gabelli resulted in variable compensation being reduced by $32.0 million during the nine months ending September 30, 2016.  This expense will be recognized ratably over the vesting period through January 1, 2020.  The remainder of the period over period decrease was comprised of an $11.8 million decrease in variable compensation related to the decreased levels of AUM, a $1.7 million decrease in stock compensation expense and a $1.6 million decrease in fixed compensation, primarily relating to reduced bonus accruals in the current period.

Management fee expense, which is wholly variable and based on pretax income, decreased to $3.4 million in the first nine months of 2016 from $12.4 million in the 2015 period.  The management fee expense for the first nine months of 2016 was lower by $6.9 million due to the accounting of the deferred compensation agreement with Mr. Gabelli.

Distribution costs were $32.8 million, a decrease of $7.3 million or 18.2% from $40.1 million in the prior year’s period.  The decline in distribution costs was driven by lower AUM which resulted in reduced payments to third parties for distribution of $5.4 million and lower amortization of advanced commissions of $1.0 million.

Other operating expenses were $15.0 million in the first nine months of 2016, an increase of $0.8 million, or 5.6%, from $14.2 million in the first nine months of 2015.

Operating income for the first nine months of 2016 was $139.8 million, an increase of $25.0 million, or 21.8%, from the $114.8 million in the first nine months of 2015.  Operating income, as a percentage of revenues, was 55.2% in the 2016 period as compared to 39.5% in the 2015 period.

Other expense

Total other expense, net was an expense of $8.1 million for the nine months ended September 30, 2016 versus an expense of $3.8 million in the prior year’s period.  Net gains from trading securities increased $0.3 million to $0.5 million in the nine months ending September 30, 2016. Interest and dividend income decreased to $1.1 million in the nine months ended September 30, 2016 from $1.6 million in the first nine months of 2015.  Interest expense increased $4.1 million to $9.7 million in the first nine months of 2016 from $5.6 million in the first nine months of 2015.  In 2016, the AC 4% PIK Note issued in November 2015 was outstanding as was the 4.5% convertible note issued in August 2016, offset in part by the tender of $78 million of the Senior Notes in December 2015.

The ETR for the nine months ended September 30, 2016 and September 30, 2015 were 35.9% and 37.5%, respectively. The change in rates is primarily due to the reversal of tax accruals related to the closing out of a state audit.

DEFERRED COMPENSATION

On December 21, 2015, GAMCO entered into a deferred compensation agreement with Mr. Gabelli whereby his variable compensation for 2016 will be in the form of Restricted Stock Units (“RSUs”) determined by the volume-weighted average price of the Company’s Class A Stock during 2016.  When the restrictions lapse on January 1, 2020 (the “Lapse Date”), this RSU agreement can be settled in either cash or stock.  Notwithstanding its ability to settle the RSU agreement in stock, GAMCO currently intends to make a cash payment to Mr. Gabelli on the Lapse Date in an amount, under the terms of the agreement, equal to the number of RSUs valued at the lesser of the volume-weighted average price of the Company’s Class A Stock for the 2016 fiscal year or the volume-weighted average price on the Lapse Date or, if not a trading day, then the first trading date thereafter.  The Board’s decision to grant these RSUs and thereby defer the cash payment of his 2016 variable compensation until January 1, 2020 was to provide the Company with greater financial flexibility.  While the issuance of the award itself does not change Mr. Gabelli’s compensation, the GAAP reporting for his compensation has changed.  The three and nine month 2016 results were materially bolstered by the GAAP-mandated treatment of these RSUs.  Margins for the third quarter and first nine months of 2016 therefore are not comparable with prior periods.  Under GAAP, only 25% of this deferred compensation expense is being recognized in the current year with the remainder amortized as expense in 2017, 2018, and 2019.  Expressed another way, the 2016 third quarter and first nine months as well as the remainder of 2016 benefit from a reduction of 75% of the compensation, and 2017, 2018, and 2019 will, in turn, be impacted by an additional 25% of the compensation from 2016 in each year.  No decision has been made regarding whether an RSU grant will be repeated for 2017.

The balance sheet is also impacted; the compensation payable at September 30, 2016 and in each future period-end of 2016 is only 25% of the full amount of the 2016 compensation that will be due once the RSUs are fully vested.  At September 30, 2016, the amount of unrecognized compensation was $38.9 million.

The following tables show a reconciliation of our results for the third quarter of 2016, the first nine months of 2016 and our balance sheet at September 30, 2016 between the GAAP basis and a non-GAAP adjusted basis of the deferred compensation (the RSU grant) as if all of the expense was recognized in 2016.  We believe this adjusted measure is useful in evaluating the ongoing operating results of the Company absent the material adjustment related to the treatment of the deferred compensation agreement.

	Three Months Ended September 30, 2016
		Impact of
	Reported	Deferred
	GAAP	Compensation	Non-GAAP
Revenues
Investment advisory and incentive fees	$75,952	$-	$75,952
Distribution fees and other income	11,769	-	11,769
Total revenues	87,721	-	87,721
Expenses
Compensation	21,233	10,885	32,118
Management fee	1,163	2,400	3,563
Distribution costs	11,568	-	11,568
Other operating expenses	5,681	-	5,681
Total expenses	39,645	13,285	52,930

Operating income	48,076	(13,285)	34,791
Other income (expense)
Net gain from investments	55	-	55
Interest and dividend income	371	-	371
Interest expense	(3,155)	-	(3,155)
Total other expense, net	(2,729)	-	(2,729)
Income before income taxes	45,347	(13,285)	32,062
Income tax provision	14,486	(5,075)	9,411
Income from continuing operations	30,861	(8,210)	22,651
Income from discontinued operations, net of taxes	-	-	-
Net income attributable to GAMCO Investors, Inc.'s shareholders	$30,861	$(8,210)	$22,651
per share:
Net income attributable to GAMCO Investors, Inc.'s shareholders

Basic	$1.06	$(0.28)	$0.78
Diluted	$1.03	$(0.27)	$0.76

	Nine Months Ended September 30, 2016
		Impact of
	Reported	Deferred
	GAAP	Compensation	Non-GAAP
Revenues
Investment advisory and incentive fees	$219,594	$-	$219,594
Distribution fees and other income	33,456	-	33,456
Total revenues	253,050	-	253,050
Expenses
Compensation	62,130	32,016	94,146
Management fee	3,376	6,926	10,302
Distribution costs	32,786	-	32,786
Other operating expenses	14,993	-	14,993
Total expenses	113,285	38,942	152,227

Operating income	139,765	(38,942)	100,823
Other income (expense)
Net gain from investments	518	-	518
Interest and dividend income	1,104	-	1,104
Interest expense	(9,729)	-	(9,729)
Total other expense, net	(8,107)	-	(8,107)
Income before income taxes	131,658	(38,942)	92,716
Income tax provision	47,229	(14,811)	32,418
Income from continuing operations	84,429	(24,131)	60,298
Income from discontinued operations, net of taxes	-	-	-
Net income attributable to GAMCO Investors, Inc.'s shareholders	$84,429	$(24,131)	$60,298
per share:
Net income attributable to GAMCO Investors, Inc.'s shareholders

Basic	$2.89	$(0.83)	$2.06
Diluted	$2.85	$(0.81)	$2.04

	September 30, 2016
		Impact of
	Reported	Deferred
	GAAP	Compensation	Non-GAAP
ASSETS
Cash and cash equivalents	$33,852	$-	$33,852
Investments in securities	32,889	-	32,889
Receivable from brokers	344	-	344
Investment advisory fees receivable	26,606	-	26,606
Receivable from affiliates	4,745	-	4,745
Income tax receivable	10,634	14,811	25,445
Other assets	12,198	-	12,198
Total assets	$121,268	$14,811	$136,079

LIABILITIES AND EQUITY
Payable to brokers	10,203	-	10,203
Income taxes payable and deferred tax liabilities	164	-	164
Capital lease obligation	5,094	-	5,094
Compensation payable	31,469	38,942	70,411
Payable to affiliates	7,679	-	7,679
Accrued expenses and other liabilities	31,801	-	31,801
Sub-total	86,410	38,942	125,352

4.5% Convertible note (due August 15, 2021)	109,826	-	109,826
AC 4% PIK Note (due November 30, 2020)	100,000	-	100,000
Loan from GGCP (due December 28, 2016)	-	-	-
5.875% Senior notes (due June 1, 2021)	24,115	-	24,115
Total liabilities	320,351	38,942	359,293

Equity
GAMCO Investors, Inc. stockholders' equity
Class A Common Stock	14	-	14
Class B Common Stock	19	-	19
Additional paid-in capital	3,135	-	3,135
Retained earnings (deficit)	48,412	(24,131)	24,281
Accumulated other comprehensive income	9,317	-	9,317
Treasury stock, at cost	(259,980)	-	(259,980)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	(199,083)	(24,131)	(223,214)
Total liabilities and equity (deficit)	$121,268	$14,811	$136,079

The following table further illustrates the effect that the GAAP accounting for the compensation deferral will have on our results for 2016 through 2019 under certain assumptions.  For simplicity in arriving at the 2016 through 2019 illustrative effects, we have assumed that the third quarter RSU expense is predictive of the full year results but there is no assurance that this will be the case.

Effect of recording RSU on a GAAP basis versus recording all of the expense in 2016:

	2016	2017	2018	2019

RSU expense	(52,228)	17,409	17,409	17,409

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments and securities held for investment purposes.  Cash and cash equivalents are comprised primarily of 100% U.S. Treasury money market funds managed by GAMCO.

Summary cash flow data is as follows:

	Nine months ended
	September 30,
	2016	2015
Cash flows provided by continuing operations :	(in thousands)
Operating activities	$105,212	$134,861
Investing activities	185	51
Financing activities	(85,292)	45,767
Increase in cash and cash equivalents from continuing operations	20,105	180,679
Cash flows of discontinued operations:
Operating activities	-	59,154
Investing activities	-	(41,464)
Financing activities	-	(148,510)
Decrease in cash and cash equivalents from discontinued operations	-	(130,820)
Effect of exchange rates on cash and cash equivalents	28	8
Net increase	20,133	49,867
Cash and cash equivalents at beginning of period	13,719	12,694
Cash and cash equivalents at end of period	$33,852	$62,561

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

At September 30, 2016, we had total cash and cash equivalents of $33.9 million, an increase of $20.1 million from December 31, 2015 primarily due to the Company’s operating activities described below.  Total debt outstanding at September 30, 2016 was $234 million, consisting of $100 million of a 4% PIK Note due November 30, 2020, $110 million of a 4.5% convertible note due August 15, 2021, and $24 million of 5.875% senior notes due 2021.  It is anticipated that the majority of our free cash flow will go towards servicing our debt for the next few years.

For the nine months ended September 30, 2016, cash provided by operating activities was $105.2 million, a decrease of $29.7 million from cash provided in the prior year period of $134.9 million.  Cash was provided through an increase in net income of $15.1 million, an increase in income taxes payable and deferred tax liabilities of $7.0 million, an increase to payable to brokers of $9.7 million, and a decrease in receivable from affiliates of $1.8 million.  Reducing cash was an increase in investment advisory fees receivable of $6.6 million, an increase in income tax receivable and deferred tax assets of $3.9 million, a decrease in compensation payable of $45.9 million, a decrease to stock based compensation expense of $1.7 million, , and $5.2 million from other sources.  Cash provided by investing activities, related to proceeds from sales of available for sale securities, was $0.2 million in the first nine months of 2016.  Cash used in financing activities in the first nine months of 2016 was $85.3 million, including $150.0 million for the partial payment of the 4% PIK Note, $35.0 million for the full repayment of the loan from GGCP, $8.4 million paid for the purchase of treasury stock, and $1.8 million paid in dividends partially offset by the issuance of the 4.5% Convertible note for $109.8 million.

For the nine months ended September 30, 2015, cash provided by operating activities was $134.9 million.  Cash provided by investing activities, related to proceeds from sales of available for sale securities, was $51,000 in the first nine months of 2015.  Cash provided by financing activities in the first nine months of 2015 was $45.8 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

We have one broker-dealer, G.distributors, which is subject to certain net capital requirements.  G.distributors computes it net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for the broker-dealer at September 30, 2016.  At September 30, 2016, G.distributors had net capital, as defined, of approximately $2.5 million, exceeding the regulatory requirement by approximately $2.3 million.  Net capital requirements for our affiliated broker-dealer may increase in accordance with rules and regulations to the extent they engage in other business activities.

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

With respect to our proprietary investment activities, investments in securities of $32.9 million, $33.0 million and $34.1 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively, included investments in common stocks.  Of the $32.9 million, $33.0 million and $34.1 million, invested in common stocks at September 30, 2016, December 31, 2015 and September 30, 2015, respectively, $32.9 million, $32.6 million and $34.1 million, respectively, was related to our investment in Westwood Holdings Group Inc.  Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At December 31, 2015, the fair value of securities sold, not yet purchased was $0.1 million.  At September 30, 2016 and September 30, 2015, there were no securities sold, not yet purchased.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of September 30, 2016 and December 31, 2015.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At September 30, 2016:
Equity price sensitive investments, at fair value	$32,889	$29,600	$36,178
At December 31, 2015:
Equity price sensitive investments, at fair value	$32,848	$29,563	$36,133

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on September 30, 2016, cash and cash equivalent balance of $33.9 million, a 1% increase in interest rates would increase our interest income by $0.3 million annually.  Given that our current return on these cash equivalent investments in this low interest rate environment is approximately 0.23% annually, an analysis of a 1% decrease is not meaningful.

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

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At September 30, 2016, we had equity investments of $32.9 million.  We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes are recorded as net gain from investments in the condensed consolidated statements of income while the available for sale portfolio changes are recorded in accumulated other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Co-Chief Accounting Officers (“CAOs”), to allow timely decisions regarding required disclosure.  Our CEO and CAOs participated in this evaluation and concluded that, as of the date of September 30, 2016, our disclosure controls and procedures were effective.

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

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at September 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended September 30, 2016:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
7/01/16 - 7/31/16	23,877	$34.14	23,877	515,243
8/01/16 - 8/31/16	151,124	31.67	151,124	364,119
9/01/16 - 9/30/16	48,810	29.66	48,810	315,309
Totals	223,811	$31.50	223,811

Item 6. (a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of co-CAO pursuant to Rule 13a-14(a).

31.3	Certification of co-CAO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of co-CAOs pursuant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer	Title: Co-Chief Accounting Officer

Date: November 4, 2016	Date: November 4, 2016