Form 10-K
period 2016-12-31
GAMCO INVESTORS, INC. ET AL
filed 2017-03-07
CIK 1060349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $198,505,389.

As of March 1, 2017, 10,251,182 shares of class A common stock and 19,092,201 shares of class B common stock were outstanding. 18,373,741 shares of class B common stock were held by a subsidiary of GGCP, Inc.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement relating to the 2017 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

GAMCO Investors, Inc.

Annual Report on Form 10-K For the Fiscal Year Ended December 31, 2016

Part I
	Item 1	Business	4
		Overview	4
		Business Strategy	5
		Business Description	7
		Assets Under Management	9
		Open-End Fund Distribution	11
		Competition	12
		Intellectual Property	12
		Regulation	12
		Personnel	13
	Item 1A	Risk Factors	14
	Item 1B	Unresolved Staff Comments	21
	Item 2	Properties	21
	Item 3	Legal Proceedings	21
	Item 4	Mine Safety Disclosures	21
Part II
	Item 5	Market For The Registrant's Common Equity, Related Stockholder Matters And Issuer
		Purchases Of Equity Securities	22
	Item 6	Selected Financial Data	24
	Item 7	Management's Discussion And Analysis Of Financial Condition And Results Of Operations	26
	Item 7A	Quantitative And Qualitative Disclosures About Market Risk	42
	Item 8	Financial Statements And Supplementary Data	43
	Item 9	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure	78
	Item 9A	Controls And Procedures	78
	Item 9B	Other Information	78
Part III
	Item 10	Directors, Executive Officers and Corporate Governance	79
	Item 11	Executive Compensation	79
	Item 12	Security Ownership Of Certain Beneficial Owners And Management And Related
		Stockholder Matters	79
	Item 13	Certain Relationships And Related Transactions, and Director Independence	79
	Item 14	Principal Accountant Fees And Services	79
Part IV
	Item 15	Exhibits, Financial Statement Schedules	80

		Signatures	84
		Power of Attorney	85
		Computation of Ratios of Earnings to Fixed Charges
		Subsidiaries of GAMCO Investors, Inc.
		Consent of Independent Registered Public Accounting Firm

	Certifications	Exhibit 31.1
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

Since our inception in 1977, we are identified with our research driven approach to equity investing and our proprietary Private Market Value (PMV) with a Catalyst™ stock selection process.  Over the last 39 years, the firm has generated over $25.2 billion in investment returns for our institutional and private wealth management clients.

As of December 31, 2016, we had $39.7 billion of AUM, of which 95% is invested in equities, principally through our two registered investment advisers: GAMCO Asset Management Inc. (“Institutional and Private Wealth Management”) and Gabelli Funds, LLC (“Funds”).  G.distributors, LLC (“G.distributors”) acts as an underwriter and distributor of our open-end funds.

Our AUM are organized into three groups:

●
Institutional and Private Wealth Management: We provide advisory services to a broad range of investors, including corporate retirement plans, foundations, endowments, jointly-trusteed plans and public funds, private wealth clients and also serve as sub-advisor to third party investment funds including registered investment companies (“Institutional and Private Wealth Management”).   On December 31, 2016, we had $17.3 billion of Institutional and Private Wealth Management AUM.

●
Open and Closed-End Funds: We provide advisory services to twenty-one open-end funds, fifteen closed-end funds and one exchange traded managed fund under the Gabelli, GAMCO and Comstock brands (collectively, the “Funds”).  The Funds had $22.4 billion of AUM on December 31, 2016.  Additionally, we provide administrative services to seven open-end funds, with AUM of $1.3 billion on December 31, 2016, under the TETON Westwood brand.

●
SICAV: We provide advisory services to one fund under the GAMCO brand, the GAMCO International SICAV (the “SICAV”).  The SICAV has two sub-fund strategies, the GAMCO Merger Arbitrage Fund and the GAMCO All Cap Value Fund.  The GAMCO All Cap Value strategy had $50 million of AUM on December 31, 2016.  The GAMCO Merger Arbitrage strategy is managed by Associated Capital Group, Inc. (“AC”).

GBL is a holding company incorporated in April 1998 in advance of our initial public offering (“Offering”) in February 1999.  GGCP Holdings, LLC, a subsidiary of GGCP, Inc. owns a majority of the outstanding shares of Class B Common Stock (“Class B Stock”) of GBL.  Such ownership represented approximately 91% of the combined voting power of the outstanding common stock and approximately 62% of the equity interest on December 31, 2016.  Gabelli & Company Investment Advisers Inc. (“GCI”) (formerly called Gabelli Securities, Inc.), a majority controlled subsidiary of AC, owns 4,393,055 shares of Class A Common Stock (“Class A Stock”) representing approximately 15% of the equity interest and approximately 2% of the combined voting power on December 31, 2016.  GGCP, Inc. is majority-owned by Mr. Mario J. Gabelli (“Mr. Gabelli”).   AC is majority-owned by GGCP Holdings, LLC.  Accordingly, Mr. Gabelli is deemed to control GBL.

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

On March 20, 2009, we distributed our ownership in Teton Advisors, Inc. ("Teton"), the advisor to the TETON Westwood funds, to our shareholders.  At the time of the distribution the stock price of Teton was $2.75 per share.  At December 31, 2016 the stock price of Teton was $41.00 per share.

On November 30, 2015, we distributed our ownership in AC along with certain cash and other assets, to our shareholders.  AC owns and operates, directly or indirectly, the alternatives and the institutional research businesses previously owned and operated by GBL.  Subsequent to the Spin-off, GAMCO no longer consolidates the financial results of AC for the purposes of its own financial reporting and the historical financial results of AC have been reflected in the Company’s consolidated financial statements as discontinued operations for 2015 and 2014 within this report.  Historical AUM have similarly been adjusted to remove AUM managed by AC.

During 2016, we returned $13.2 million to shareholders through dividends and our stock buyback program.  We paid $2.4 million, or $0.08 per share, in cash dividends to our common shareholders and repurchased 348,687 shares at an average investment of $30.88 per share or $10.8 million.

Since the Offering, we have returned to shareholders $1.9 billion in total, of which $1.0 billion was in the form of spin-offs of Teton and AC, $488.6 million was from dividends and $438.8 million was through stock buybacks.

Business Strategy

Our business strategy targets global growth of the franchise through continued leveraging of our proven asset management strengths including our brands, long-term performance record, diverse product offerings and experienced investment, research and client relationship professionals.  In order to achieve performance and growth in AUM and profitability, we are pursuing a strategy which includes the following key elements:

●
Gabelli “Private Market Value (PMV) with a CatalystTM” Investment Approach. While we have expanded our investment product offerings, our “value investing” approach remains the core of our business.  This method is based on and has evolved from the value investing principles articulated by Graham & Dodd in 1934 and enhanced by Roger Murray and Bruce Greenwald, and has been further augmented by Mr. Gabelli, CFA, with his development of Private Market Value (PMV) with a CatalystTM value investment methodology..

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

●
Establishing Relationship Offices. We have nine offices including New York, Chicago, Greenwich, London, Morristown, Palm Beach, Reno, St. Louis, and Tokyo.  We will continue to evaluate adding additional offices throughout the world.

●
Incentive Fees. SSince a growing percentage of the firm's revenues may be directly linked to performance-based fees (largely recognized in the fourth quarter), this may increase the variability of our revenues and profits.  As of December 31, 2016, approximately $2.5 billion of our AUM are managed on a performance fee basis including $1.4 billion of Institutional and Private Wealth Management assets, $729 million of preferred issues of closed-end funds and $348 million in The GDL Fund.

●
Expanding Mutual Fund Distribution. We continue to expand our distribution network primarily through national and regional brokerage firms and have developed additional classes of shares for most of our mutual funds for sale through these firms and other third party distribution channels.  We have increased our wholesaling efforts to market the multi-class shares, which have been designed to meet the needs of investors who seek advice through financial consultants.  During 2016, we launched our first exchange traded managed fund.

●
Increasing Presence in Private Wealth Management Market. Our private wealth management business focuses, in general, on serving clients who have established an account relationship of $2.5 million or more with us.  According to industry estimates, the number of households with over $2.5 million in investable assets will continue to grow, subject to ups and downs in the equity and fixed income markets.  With our 39-year history of serving this segment, long-term performance record, customized portfolios tax-sensitive investment strategy, brand name recognition and broad array of product offerings, we believe that we are well-positioned to capitalize on the growth opportunities in this market.

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

We believe that our growth to date is traceable to the following factors:

●
Strong Industry Fundamentals: According to data compiled by the U.S. Federal Reserve, the investment management industry has grown faster than more traditional segments of the financial services industry, including the banking and insurance industries. Since GBL began managing assets for institutional and private wealth management clients in 1977, world equity markets have grown at a 10.0% compound annual growth rate through December 31, 2016 to approximately $66.9 trillion(a).  The U.S. equity market comprises about $25.3 trillion(a) or roughly 38% of world equity markets.  We believe that demographic trends and the growing role of money managers in the placement of capital compared to the traditional role played by banks and life insurance companies will result in continued growth of the investment management industry.

●
Long-Term Performance: We have a superior long-term record of achieving relatively high returns for our Institutional and Private Wealth Management clients.  We believe that our performance record represents a competitive advantage and a recognized component of our franchise.

●
Stock Market Gains: Since we began managing for institutional and private wealth management clients in 1977, our traditional value-oriented Institutional and Private Wealth Management composite has earned a compound annual return of 16.2% gross and 15.3% net of fees versus a compound annual return of 11.5% for the S&P 500 through December 31, 2016.  For 2016, the GAMCO composite rose 16.7% gross and 16.3% net of fees versus a gain of 12.0% for the S&P 500.

●
Widely-Recognized “Gabelli” and “GAMCO” Brand Names: For much of our history, our portfolio managers and investment products have been featured in a variety of financial print media, including both U.S. and international publications such as The Wall Street Journal, Financial Times, Money Magazine, Barron's, Fortune, Business Week, Nikkei Financial News, Forbes Magazine, Consumer Reports and Investor's Business Daily.  We also underwrite publications written by our investment professionals, including  Deals…Deals…and More Deals, which examines the history and current practice of merger arbitrage and is published in English, Japanese, Chinese and Italian, Global Convertible Investing: The Gabelli Way, a comprehensive guide to effective investing in convertible securities.

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

Institutional and Private Wealth Management:   At December 31, 2016, we had $17.3 billion of AUM in approximately 1,700 Institutional and Private Wealth Management accounts, representing 43.6% of our total AUM.  The Private Wealth Management clients – defined as individuals generally having minimum investable assets of $5 million comprised approximately 79% of the total number of management accounts and approximately $5.0 billion, or 29%, of the Institutional and Private Wealth Management assets as of December 31, 2016.  We believe that Private Wealth Management clients for the taxable portion of their assets are attracted to us by our returns and the tax efficient nature of the underlying investment process.  As of December 31, 2016, institutional client accounts represented approximately $6.9 billion, or 40%, of the Institutional and Private Wealth Management assets and 9% of the accounts.  Foundation and endowment fund assets represented 11% of the number of Institutional and Private Wealth Management accounts and approximately $1.6 billion, or 9%, of the Institutional and Private Wealth Management AUM.  The sub-advisory clients, (where we act as sub-advisor to third party investment funds) held approximately $3.8 billion, or 22%, of total Institutional and Private Wealth Management assets with 1% of the total number of accounts.

The ten largest Institutional and Private Wealth Management relationships comprised approximately 43% of GAMCO Asset Management AUM and approximately 19% of our total AUM and approximately 27% of GAMCO Asset Management revenues and approximately 8% of our total revenues for the year ended December 31, 2016.

In general, our Institutional and Private Wealth Management AUM are managed to meet the specific needs and objectives of each client by utilizing investment strategies that are within our areas of expertise: “all cap value”, “large cap value”, “small cap value”, “large cap growth”, “international growth” and “convertible”.

(a) Source: Birinyi Associates, LLC

Investment advisory agreements for our Institutional and Private Wealth Management clients are typically subject to termination by the client without penalty on 30 days’ notice or less.

Funds:  We provide advisory services to twenty-one open-end funds, fifteen closed-end funds and one exchange traded managed fund.  At December 31, 2016, we had $22.4 billion of AUM in Fund AUM, representing 56.4% of our total AUM.  Our equity funds and closed-end funds were $20.6 billion in AUM on December 31, 2016, 1.5% ahead of the $20.3 billion on December 31, 2015.

Open-end Funds

On December 31, 2016, we had $13.5 billion of AUM in twenty open-end equity funds and $1.8 billion in our Gabelli U.S. Treasury Money Market Fund.  We market our open-end funds primarily through third party distribution programs, including no-transaction fee (“NTF”) programs, and have developed additional share classes for many of our funds for distribution through additional third party distribution channels.  At December 31, 2016, third party distribution programs accounted for approximately 79% of all assets in open-end equity funds.  At December 31, 2016, approximately 21% of our AUM in open-end, equity funds was sourced through direct sales relationships.

Closed-end Funds

We act as investment advisor to fifteen closed-end funds, fourteen of which trade on the NYSE or its affiliated exchange: Gabelli Equity Trust (GAB), GDL Fund (GDL), Gabelli Multimedia Trust (GGT), Gabelli Healthcare & Wellness Rx Trust (GRX), Gabelli Convertible and Income Securities Fund (GCV), Gabelli Utility Trust (GUT), Gabelli Dividend & Income Trust (GDV), Gabelli Global Utility & Income Trust (GLU), GAMCO Global Gold, Natural Resources & Income Trust (GGN), GAMCO Natural Resources, Gold & Income Trust (GNT), The Gabelli Global Small and Mid Cap Value Trust (GGZ), the Bancroft Fund Ltd. (BCV), the Ellsworth Growth and Income Fund Ltd. (ECF), and the Gabelli Go Anywhere Trust (GGO).  In 2015, we launched the Gabelli Value Plus+ Trust Plc (GVP) that trades on the London Stock Exchange.  As of December 31, 2016, the fifteen closed-end funds had total assets of $7.2 billion, representing 32.1% of the total assets in our Funds business.

Exchange Traded Managed Funds

During 2016, we launched our first exchange traded managed fund (“ETMF”).  The Gabelli Media Mogul NextShares trades on the Nasdaq Stock Market LLC under the symbol “MOGLC” and is the first member of the Gabelli NextShares Trust offered under an agreement with NextShares Solutions, LLC.  As of December 31, 2016, the one ETMF had AUM of $2.2 million.

Assets Under Management

The following table sets forth total AUM by product type as of the dates shown:

Assets Under Management
By Product Type
(Dollars in millions)
						%
	At December 31,					Change
	2012 (b)	2013 (b)	2014 (b)	2015	2016	2016/2015
Equity:
Open-end Funds	$12,502	$17,078	$17,684	$13,811	$13,462	(2.5%)
Closed-end Funds	6,288	6,945	6,949	6,492	7,150	10.1
Institutional & Private Wealth Management
Direct	12,030	16,486	16,597	13,366	13,441	0.6
Sub-advisory	2,924	3,797	3,704	3,401	3,783	11.2
SICAV	-	-	-	37	50	n/	m
Total Equity	33,744	44,306	44,934	37,107	37,886	2.1
Fixed Income:
Money Market Mutual Fund (a)	1,681	1,735	1,455	1,514	1,767	16.7
Institutional & Private Wealth Management	60	62	58	38	31	(18.4)
Total Fixed Income	1,741	1,797	1,513	1,552	1,798	15.9
Total AUM	$35,485	$46,103	$46,447	$38,659	$39,684	2.7

Breakdown of Total AUM:
Funds	20,471	25,758	26,088	21,817	22,379	2.6
Institutional & Private Wealth Management
Direct	12,090	16,548	16,655	13,404	13,472	0.5
Sub-advisory	2,924	3,797	3,704	3,401	3,783	11.2
SICAV	-	-	-	37	50	n/	m
Total AUM	$35,485	$46,103	$46,447	$38,659	$39,684	2.7%

(a)	The Fund is 100% invested in short-term U.S. Treasury obligations which have remaining maturities of 397 days or less.
(b)	Historical AUM has been restated to remove the AUM managed by AC.

Summary of Investment Products

We manage assets in the following wide spectrum of investment products and strategies, many of which are focused on fast-growing areas:

U.S. Equities:	(92.1% of AUM)	Global and International Equities:	(2.4% of AUM)
All Cap Value		International Growth
Large Cap Value		Global Growth
Large Cap Growth		Global Value
Mid Cap Value		Global Telecommunications
Small Cap Value		Multimedia
Small Cap Growth		Gold
Natural Resources
Income		U.S. Fixed Income:	(4.5% of AUM)
Utilities		Corporate
Non-Market Correlated		Government
Option Income		Asset-backed
Intermediate
Convertible Securities:	(1.0% of AUM)	Short-term
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

Our marketing efforts for the open-end funds are currently focused on increasing the distribution and sales of our existing funds as well as creating new products for sale through our distribution channels.  We believe that our marketing efforts for the funds will continue to generate additional revenues from investment advisory fees.  We had traditionally distributed most of our open-end funds by using a variety of direct response marketing techniques, including telemarketing and advertising, and as a result we maintain direct relationships with many of our no-load open-end fund shareholders.  Beginning in late 1995, we expanded our product distribution by offering several of our open-end funds through third party distribution programs, including NTF programs.  In 1998 and 1999, we further expanded these efforts to include substantially all of our open-end funds in third party distribution programs.  Approximately 21% of the AUM in the open-end equity funds are still attributable to our direct response marketing efforts.  Third party distribution programs have become an increasingly important source of asset growth for us.  Of the $13.5 billion of AUM in the open-end equity funds as of December 31, 2016, approximately 79% were generated through third party distribution programs.  We are responsible for paying the service and distribution fees charged by many of the third party distribution programs, although a portion of such service fees under certain circumstances are payable by the funds.  The multi-class shares are available in all of the Gabelli Funds, with the exception of the Gabelli Capital Asset Fund and the GAMCO Mathers Fund.  We believe that the use of multi-class shares expands the distribution of our open-end funds into the advised sector of the mutual fund investment community.  We introduced Class I shares, which are no-load shares with higher minimum initial investment and without distribution fees available directly through G.distributors or brokers that have entered into selling agreements with respect to Class I shares.  The no-load shares are designated as Class AAA shares and are available for new and current investors.  In general, distribution through third party programs has greater variable cost components and lower fixed cost components than distribution through our traditional direct sales methods.

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

Open-End Fund Distribution

G.distributors, a wholly-owned subsidiary of GBL, is a broker-dealer registered under the Securities Exchange Act of 1934 and is regulated by FINRA.  G.distributors' revenues are derived primarily from the distribution of our open-end funds.  G.distributors distributes our open-end funds pursuant to distribution agreements with each fund.  It also distributes the TETON Westwood Funds.  Under each distribution agreement with an open-end fund, G.distributors offers and sells such open-end fund's shares on a continuous basis and pays the majority of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of third party distribution programs, financial intermediaries and G.distributors sales personnel.  G.distributors receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 (“12b-1”) of the Company Act.  Distribution fees from the open-end funds are computed daily based on average net assets.  Distribution fees from the open-end funds amounted to $41.0 million, $47.7 million and $56.1 million while payments to third-parties for selling the open-end funds totaled $39.7 million, $45.8 million and $53.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.  G.distributors is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end, back-end or no sales charge.  Underwriting fees and sales charges retained amounted to $1.2 million, $1.0 million and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Under the distribution plans, the open-end Class AAA shares of the funds (except The Gabelli U.S. Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund) and the Class A and V shares of various funds pay G.distributors a distribution or service fee of .25% per year (except the Class A shares of the TETON Westwood Funds and Gabelli Enterprise Mergers & Acquisition Fund which pay .50% and 0.45% per year, respectively, and the TETON Westwood Intermediate Bond Fund which pays .35%) on the average daily net assets of the fund.  Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%.  Class B shares were discontinued in 2014.  G.distributors’ distribution agreements with the funds may continue in effect from year to year only if specifically approved at least annually by (i) the fund's Board of Directors or Trustees or (ii) the fund's shareholders and, in either case, the vote of a majority of the fund's directors or trustees who are not parties to the agreement or “interested persons” of any such party, within the meaning of the Company Act.  Each fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days' written notice by (i) a vote of the majority of its directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy (if at least 50% of the shares are present at the meeting) or 50% of the outstanding voting shares of such fund. Each distribution agreement automatically terminates in the event of its assignment, as defined in the Company Act.  G.distributors may terminate a distribution agreement without penalty upon 60 days' written notice.

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

The market for providing investment management services to Institutional and Private Wealth Management clients is also highly competitive.  Approximately 34% of our investment advisory fee revenue for the year ended December 31, 2016 was derived from our Institutional and Private Wealth Management business.  Selection of investment advisors by U.S. institutional investors is often subject to a screening process and to favorable recommendations by investment industry consultants.  Many of these investors require their investment advisors to have a successful and sustained performance record, often five years or longer with focus also on one-year and three-year performance records.  We have significantly increased our AUM on behalf of U.S. institutional investors since our entry into the institutional asset management business in 1977.

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

In its capacity as a broker-dealer, G.distributors is required to maintain certain minimum net capital amounts.  These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made or cash dividends paid if certain minimum net capital requirements are not met.  G.distributors’ net capital, as defined, met or exceeded all minimum requirements as of December 31, 2016.  As a registered broker-dealer, G.distributors is also subject to periodic examination by FINRA, the SEC and the states.

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

Investments by GBL and on behalf of our advisory clients and investment funds often represent a significant equity ownership position in an issuer's class of stock.  As of December 31, 2016, we had five percent or more beneficial ownership with respect to 112 equity securities.  This activity raises frequent regulatory, legal, and disclosure issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers' shareholder rights plans or “poison pills,” and various federal and state regulatory limitations, including state gaming laws and regulations, federal communications laws and regulations and federal and state public utility laws and regulations, as well as federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions.  Our failure to comply with these requirements could have a material adverse effect on us.

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

See Item 3: LEGAL PROCEEDINGS below.

Personnel

On February 28, 2017, we had a full-time staff of 156 individuals, of whom 40 served in the portfolio management, portfolio management support and trading areas (including 21 portfolio managers for the Funds, Institutional and Private Wealth Management), 55 served in the marketing and shareholder servicing areas and 61 served in the administrative area.

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

Substantially all of our revenues are directly related to the amount of our AUM. Under our investment advisory contracts with our clients, the investment advisory fees we receive are typically based on the market value of AUM.  In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Funds Advisor or Teton Advisors, Inc. (“Teton”) over time pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Company Act.  Rule 12b-1 fees typically are based on the average AUM and represented approximately 11.6%, 12.5% and 13.3% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.  Accordingly, a decline in the prices of securities generally may cause our revenues and net income to decline by either causing the value of our AUM to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees.  The securities markets are highly volatile, and securities prices may increase or decrease for many reasons beyond our control, including but not limited to economic and political events, war (whether or not directly involving the U.S.), acts of terrorism, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties, bond default risks, sovereign debt crisis and other factors that are difficult or impossible to predict.  If a decline in securities prices caused our revenues to decline, it could have a material adverse effect on our earnings.

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

Mr. Gabelli has agreed that while he is employed by us he will not provide investment management services outside of GAMCO, except for certain permitted accounts.  These permitted accounts, excluding personal accounts, held assets at December 31, 2016 and 2015 of approximately $252.3 million and $266.8 million, respectively.  Mr. Gabelli continues to be a member of the team that manages the TETON Westwood Mighty MitesSM Fund, whose advisor, Teton, was spun-off from GBL in March 2009.  The assets in the TETON Westwood Mighty MitesSM Fund at December 31, 2016 were $1.1 billion.  The 2008 Employment Agreement may not be amended without the approval of the Compensation Committee and Mr. Gabelli.

We depend on Mr. Gabelli and other key personnel.

We are dependent on the efforts of Mr. Gabelli, our Chairman of the Board, Chief Executive Officer and the primary portfolio manager for a significant majority of our AUM.  The loss of Mr. Gabelli's services could have a material adverse effect on us.

In addition to Mr. Gabelli, our future success depends to a substantial degree on our ability to retain and attract other qualified personnel to conduct our investment management business including, Christopher Marangi and Kevin Dreyer, the other Co-Chief Investment Officers of the Value team.  The market for qualified portfolio managers is extremely competitive.  We anticipate that it will be necessary for us to add portfolio managers and investment analysts as we further diversify our investment products and strategies.  There can be no assurance, however, that we will be successful in our efforts to recruit and retain personnel.  In addition, our investment professionals and senior marketing personnel have direct contact with our Institutional and Private Wealth Management clients, which can lead to strong client relationships.  The loss of these personnel could jeopardize our relationships with certain Institutional and Private Wealth Management clients, and result in the loss of such accounts.  The loss of key management professionals or the inability to recruit and retain sufficient portfolio managers and marketing personnel could have a material adverse effect on our business.

There may be adverse effects on our business from a decline in the performance of the securities markets.

Our results of operations are affected by many economic factors, including the performance of the securities markets.  The securities markets in general have experienced significant volatility, and such volatility may continue or increase in the future.  At December 31, 2016, approximately 95% of our AUM were invested in portfolios consisting primarily of equity securities. Any decline in the securities markets, in general, and the equity markets, in particular, could reduce our AUM and consequently reduce our revenues.  In addition, any such decline in the equity markets, failure of these markets to sustain their prior levels of growth, or continued short-term volatility in these markets could result in investors withdrawing from the equity markets or decreasing their rate of investment, either of which would be likely to adversely affect us.  Also, from time to time, a relatively high proportion of the assets we manage may be concentrated in particular economic or industry sectors.  A general decline in the performance of securities in those industry sectors could have an adverse effect on our AUM and revenues.

Since the separation, certain of our directors and officers may have actual or potential conflicts of interest because of their positions or relationships with AC.

Since the separation of AC from GAMCO, Mario J. Gabelli has continued to serve as our Chairman and Chief Executive Officer and also serves as Executive Chairman of AC.  Marc Gabelli, a son of Mario J. Gabelli, continues to have responsibilities relating to GAMCO, including participating on GAMCO’s portfolio management team and also serves as a Director of AC.  Kevin Handwerker, GAMCO’s Executive Vice President, General Counsel and Secretary, also serves AC in the same capacities.  Douglas R. Jamieson has continued to serve as President and Director of GAMCO Asset Management Inc. and also serves as President and Chief Executive Officer of AC.  Agnes Mullady has continued to serve as President and COO of the Fund Division of Gabelli Funds, LLC and also serves as an Executive Vice President of AC.  In addition, some of our portfolio managers and employees will be provided to AC pursuant to the Transitional Services Agreement with AC and will be officers or employees of AC.  Such dual assignments could create, or appear to create, potential conflicts of interest when our and AC’s officers and directors face decisions that could have different implications for the two companies.

Also, some of our directors, executive officers, portfolio managers and teammates own shares of AC common stock and AC restricted stock awards (“RSAs”).

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

We had approximately 1,700 Institutional and Private Wealth Management accounts as of December 31, 2016, of which the ten largest accounts generated approximately 8% of our total revenues during the year ended December 31, 2016.  Account turnover for any reason would have an adverse effect on our revenues.  Notwithstanding performance, we have from time to time experienced account turnover of large Institutional and Private Wealth Management accounts as a result of corporate mergers and restructurings, and we could continue to lose accounts under these or other circumstances.

A decline in the market for closed-end funds could reduce our ability to raise future assets to manage.

Market conditions may preclude us from increasing the assets we manage in closed-end funds.  A significant portion of our recent growth in the assets we manage has resulted from public offerings of the common and preferred shares of closed-end funds.  We have raised approximately $4.9 billion in gross assets through closed-end fund offerings since January 2004.  The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow our AUM and our revenue.

We rely on third party distribution programs.

A significant share of sales of our open-end funds come through third party distribution programs, which are programs sponsored by third party intermediaries that offer their mutual fund customers a variety of competing products and administrative services.  A substantial component of sales growth is from third party distribution programs with no transaction fees payable by the customer, which we refer to as NTF programs.  Approximately $4.2 billion of our AUM in the open-end equity funds as of December 31, 2016 were obtained through NTF programs.  The cost of participating in third party distribution programs is higher than our direct distribution costs, and it is anticipated that the cost of third party distribution programs will increase in the future.  Any increase would be likely to have an adverse effect on our profit margins and results of operations.  In addition, there can be no assurance that the third party distribution programs will continue to distribute the Funds.  At December 31, 2016, approximately 95% of the NTF program net assets in the Gabelli/GAMCO families of funds are attributable to two NTF programs.  The decision by these third party distribution programs to discontinue distribution of the funds, or a decision by us to withdraw one or more of the funds from the programs, could have an adverse effect on our growth of AUM.

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

Our ability to meet anticipated cash needs is affected by factors such as the market value of our assets, our operating cash flows and our creditworthiness as perceived by lenders. Adverse developments in any of these areas could have significantly adverse effects on our business.  If we are unable to obtain funds and financing in a timely manner or on acceptable terms, we may be forced to incur unanticipated costs or revise our business plans. Further, our access to the capital markets depends significantly on our credit ratings. A reduction in our credit ratings could increase our borrowing costs and limit our access to the capital markets. Volatility in the U.S., regional or global financing markets may also impact our ability to access the capital markets should we seek to do so, and we may be forced to incur unanticipated costs or experience other adverse effects on our business.  We currently have a credit rating of investment grade with one rating agency and one below investment grade with another rating agency.  We believe that if our credit rating was below investment grade with both credit agencies it would increase our long-term borrowing costs, on future borrowings, by 50 basis points, while a two notch downgrade would increase our long-term borrowing costs, on future borrowings, by approximately 80-100 basis points. Our current outstanding debt issuances would not be impacted by any changes in our ratings.

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

Our investment management activities are subject to client guidelines, and our Mutual Fund business involves compliance with numerous investment, asset valuation, distribution, and tax requirements.  A failure to comply with these guidelines or contractual requirements could result in damage to the Company’s reputation or in its clients seeking to recover losses, withdrawing their AUM or terminating their contracts, any of which could cause the Company’s revenues and earnings to decline.  There can be no assurance that the precautions and procedures that we have instituted and installed or the insurance we maintain to protect ourselves in case of client losses will protect us from potential liabilities.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Our principal offices, consisting of a single 60,000 square foot building, are located at 401 Theodore Fremd Avenue, Rye, New York, under a lease agreement which expires on December 31, 2028 from an entity controlled by members of Mr. Gabelli's immediate family.  In addition we lease office space in Connecticut, Florida, Illinois, Missouri, New Jersey, Nevada and, internationally, in London, Shanghai, and Tokyo.

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

As of February 1, 2017, there were 246 Class A Stockholders of record and 25 Class B Stockholders of record.  These figures do not include approximately 3,600 stockholders with shares held under beneficial ownership in nominee name.

The following table sets forth the high and low prices of our Class A Stock and historical dividends declared per share to both Class A Stock and Class B Stock for each quarter of 2016 and 2015 as reported by the NYSE.

	2015					2016
				Dividend Declared				Dividend Declared
	High	Low		Regular	Special	High	Low	Regular	Special
First Quarter	$89.39	$72.59		$0.07	$-	$38.60	$25.95	$0.02	$-
Second Quarter	88.15	67.01		0.07	-	41.67	31.34	0.02	-
Third Quarter	70.78	53.30		0.07	-	35.62	28.30	0.02	-
Fourth Quarter	$65.82	$29.13	(a)	$0.07	$-	$33.55	$27.85	$0.02	$-

(a) Post Spin-off of AC

As of December 31, 2016, since the Offering, we have returned to shareholders $1.9 billion in total of which $1.0 billion was in the form of the Spin-off of AC, $488.6 million was from dividends and $438.8 million was through our stock buyback program.

The following table provides information with respect to the shares of our Class A Stock we repurchased during the three months ended December 31, 2016:

			Total Number of	Maximum
	Total	Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
10/01/16 - 10/31/16	50,237	$29.24	50,237	265,072
11/01/16 - 11/30/16	26,285	28.65	26,285	238,787
12/01/16 - 12/31/16	5,319	31.25	5,319	233,468
Totals	81,841	$29.18	81,841

In 1999, the Board of Directors established the stock repurchase program.  Our stock repurchase program is not subject to an expiration date.

We are required to provide a comparison of the cumulative total return on our Class A Stock as of December 31, 2016 with that of a broad equity market index and either a published industry index or a peer group index selected by us.  The following chart compares the return on the Class A Stock with the return on the S&P 500 Index and an index comprised of public asset managers (“SNL Asset Manager”).  The comparison assumes that $100 was invested in the Class A Stock and in each of the named indices, including the reinvestment of dividends, on December 31, 2011.  This chart is not intended to forecast future performance of our common stock.

Total Return Performance
Index Value
240
220
200
180
160
140
120
100
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
GAMCO Investors, Inc.
S&P 500
SNL Asset Manager

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2011	2012	2013	2014	2015	2016
GAMCO Investors, Inc.	100.00	129.63	214.46	220.67	144.49	144.05
SNL Asset Manager	100.00	128.30	197.16	208.00	177.39	187.66
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18

The following table shows information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2016.

Number of Securities to be
	Issued upon Exercise of	Weighted-Average Exercise
	Outstanding Options,	Price of Outstanding Options,
Plan Category	Warrants and Rights	Warrants and Rights
Equity compensation plans approved
by security holders:
Stock options	-	n/a
Restricted stock awards	424,340	$65.74
Equity compensation plans not approved
by security holders:	-	n/a
Total	424,340

The number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column above) are 51,530.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Income Statement Data (in thousands)
Revenues
Investment advisory and incentive fees	$308,459	$329,965	$360,498	$326,325	$279,384
Distribution fees and other income	44,541	51,011	61,438	52,034	44,912
Total revenues	353,000	380,976	421,936	378,359	324,296
Expenses:
Compensation costs	82,613	136,503	151,255	138,859	115,982
Stock based compensation	3,959	9,868	5,278	1,562	10,151
Management fee	6,518	15,503	18,663	14,344	11,815
Distribution costs	44,189	51,990	59,746	50,195	42,279
Other operating expenses	23,925	19,163	17,542	16,541	20,146
Total expenses	161,204	233,027	252,484	221,501	200,373

Operating income	191,796	147,949	169,452	156,858	123,923
Other income (expense), net
Net gain from investments	1,594	4,953	4,282	5,145	1,815
Extinguishment of debt	-	(1,067)	(84)	(998)	(6,307)
Interest and dividend income	1,511	2,222	2,154	2,661	2,662
Interest expense	(12,674)	(8,636)	(7,653)	(10,033)	(15,401)
Shareholder-designated contribution	-	(6,396)	(134)	(10,626)	-
Total other income (expense), net	(9,569)	(8,924)	(1,435)	(13,851)	(17,231)
Income before income taxes	182,227	139,025	168,017	143,007	106,692
Income tax provision	65,106	51,726	61,734	52,974	38,670
Income from continuing operations	117,121	87,299	106,283	90,033	68,022
Income/(loss) from discontinued operations, net of taxes	-	(3,887)	3,107	26,820	7,517
Net income attributable to GAMCO Investors, Inc.'s shareholders	$117,121	$83,412	$109,390	$116,853	$75,539

Net income per share attributable to GAMCO Investors, Inc.'s shareholders:
Basic - Continuing operations	$4.01	$3.43	$4.20	$3.51	$2.59
Basic - Discontinued operations	-	(0.15)	0.12	1.05	0.28
Basic - Total	$4.01	$3.28	$4.32	$4.56	$2.87

Diluted - Continuing operations	$3.92	$3.40	$4.16	$3.50	$2.58
Diluted - Discontinued operations	-	(0.15)	0.12	1.04	0.28
Diluted - Total	$3.92	$3.24	$4.28	$4.54	$2.86

Weighted average shares outstanding:
Basic	29,182	25,425	25,335	25,653	26,283
Diluted	30,170	25,711	25,558	25,712	26,436

Actual shares outstanding at December 31st (a)	29,463	29,821	25,855	26,086	25,746

Dividends declared per share:	$0.08	$0.28	$0.50	$0.72	$2.88

(a)	Includes unvested RSAs of 424,340, 553,100, 710,750, 566,950 and 0 at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data (in thousands)
Total assets (a)	$149,229	$103,899	$865,803	$708,761	$689,887
Long-term obligations (a)	239,021	279,267	116,789	116,510	220,469
Other liabilities and noncontrolling interest	76,855	100,959	221,219	132,069	98,484
Total liabilities and noncontrolling interest	315,876	380,226	338,008	248,579	318,953
Total equity (deficit)	$(166,647)	$(276,327)	$527,795	$460,182	$370,934

(a)
Total assets and long-term obligations have been decreased by $128, $627, $724, and $846 at December 31, 2015, 2014, 2013, and 2012, respectively, for the adoption of ASU 2015-03 to present the debt issuance costs as a reduction of the related debt rather than as an asset.

	December 31,
	2016	2015	2014	2013	2012
Assets Under Management
(at year end, in millions):
Open-end Funds	$15,229	$15,325	$19,139	$18,813	$14,183
Closed-end Funds	7,150	6,492	6,949	6,945	6,288
Institutional & PWM Separate Accounts
Direct	13,472	13,404	16,655	16,548	12,090
Sub-advisory	3,783	3,401	3,704	3,797	2,924
SICAV	50	37	-	-	-
Total	$39,684	$38,659	$46,447	$46,103	$35,485

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

As of December 31, 2016, we had $39.7 billion of AUM.  We conduct our investment advisory business principally through: GAMCO (Institutional and Private Wealth Management), and Funds Advisor (Funds). We also are a distributor of our open-end funds through our broker-dealer subsidiary G.distributors.

Organizational Chart

Subsequent to the Spin-off, this is the current organizational chart of the Company.

2016 Business and Investment Highlights

·
On December 1, 2016, the Company launched Gabelli Media Mogul (NYSE: MOGLC), its first in a series of actively managed, non-transparent exchange traded managed funds (“ETMFs”).  Gabelli Media Mogul will invest primarily in the media industry; specifically in companies that were spun-off from Dr. John Malone’s Liberty Media Corporation (“Liberty Media”) as constituted in 2001, including companies formed through subsequent mergers of those spin-offs and companies in which Liberty Media and its successors have invested.

·
On October 4, 2016, the Company announced that Katrina O’Leary joined GAMCO’s institutional team as Vice President, head of Consultant Relations.  Ms. O’Leary will launch a dedicated effort to develop the firm’s relationships with the global consulting community.  The role underscores GAMCO’s commitment to delivering superior risk adjusted returns and providing best in class client service in a rapidly changing investment environment.

·
On August 15, 2016, the Company issued a $110 million five year convertible note to Cascade Investment, L.L.C. in a private transaction.  The note has a coupon of 4.5% and is convertible into GBL Class A common stock at $55 per share.

·
On September 2, 2016, GAMCO completed the initial public offering of The Gabelli Go Anywhere Trust, the Company’s 15th closed-end fund.  This newly organized closed-end fund initially traded on the NYSE MKT as a $100 combination consisting of one preferred share at $40 and three common shares at $19 each under the symbol GGO.C.  This innovative offering demonstrates the flexibility of the closed-end fund structure.  Separate trading on the NYSE MKT for the common shares (“GGO”) and the Series A Preferred shares (“GGO.A”) commenced on November 2, 2016.

·
2016 was the first full year of advising the Bancroft Fund, and Ellsworth Growth and Income Fund.  The Dinsmore team now manages over $350 million in AUM across three closed-end funds.  2016 was also the first full year of advising The Gabelli Value Plus+ Trust, our first London Stock Exchange listed closed-end fund.  The Fund had $171 million of AUM at December 31, 2016.

·	Net debt improved from $262.4 million at December 31, 2015 to $156.9 million at December 31, 2016.

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

Consolidated Statements of Financial Condition

We ended the 2016 year with approximately $77.1 million in cash and investments.  The $77.1 million consists of $39.8 million cash and cash equivalents, primarily invested in our 100% U.S. Treasury Money Market Fund, $0.1 million invested in common stocks and available for sale (“AFS”) securities of $37.2 million.  Of the $37.2 million of AFS securities, $37.1 million represent our investment in shares of Westwood Holdings Group.

The face value of our debt consisted of $100 million of a 4% PIK Note due to AC, $110 million of a 4.5% convertible note due August 15, 2021 and $24.2 million of 5.875% senior notes due June 1, 2021.

Equity was a negative $166.6 million on December 31, 2016 compared to a negative $276.3 million on December 31, 2015.

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

Assets Under Management Highlights

We reported assets under management as follows (dollars in millions):

	Year Ended December 31,					CAGR (a)
	2016	2015	2014	2013	2012	2016/2012
Equities:
Open-End	$13,462	$13,811	$17,684	$17,078	$12,502	1.9%
Closed-End	7,150	6,492	6,949	6,945	6,288	3.3
Institutional & PWM direct	13,441	13,366	16,597	16,486	12,030	2.8
Institutional & PWM sub-advisory	3,783	3,401	3,704	3,797	2,924	6.7
SICAV	50	37	-	-	-	n/a
Total Equities	37,886	37,107	44,934	44,306	33,744	2.9
Fixed Income:
Money-Market Fund	1,767	1,514	1,455	1,735	1,681	1.3
Institutional & PWM	31	38	58	62	60	(15.2)
Total Fixed Income	1,798	1,552	1,513	1,797	1,741	0.8
Total AUM	$39,684	$38,659	$46,447	$46,103	$35,485	2.8%

Our net cash inflows or outflows by product line were as follows (in millions):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Equities:
Open-End	$(1,832)	$(3,053)	$(355)	$1,305	$(1,130)
Closed-End (b)	(55)	(87)	(137)	(334)	(34)
Institutional & PWM direct	(1,571)	(2,273)	(846)	169	(348)
Institutional & PWM sub-advisory	(226)	(237)	(250)	(134)	(60)
SICAV	8	39	-	-	-
Total Equities	(3,676)	(5,611)	(1,588)	1,006	(1,572)
Fixed Income:
Money-Market Fund	249	59	(280)	54	(143)
Institutional & PWM	(7)	(20)	(4)	2	34
Total Fixed Income	242	39	(284)	56	(109)
Total Net Cash In (Out) Flows	$(3,434)	$(5,572)	$(1,872)	$1,062	$(1,681)

(a)	Compound annual growth rate.
(b)
Our net cash inflows or outflows for Closed-End equity funds includes distributions, net of reinvestments, to fund holders of $500 million, $461 million, $479 million, $484 million and $454 million in 2016, 2015, 2014, 2013 and 2012, respectively.

	Closed-End Fund flows
	Capital raises	Distributions	Net
2016	$445	$(500)	$(55)
2015	374	(461)	(87)
2014	342	(479)	(137)
2013	150	(484)	(334)
2012	420	(454)	(34)

Our net appreciation and depreciation by product line were as follows (in millions):

	Year Ended December 31,
	2016	2015	2014	2013	2012

Equities
Open End	$1,483	$(820)	$961	$3,271	$1,359
Close End	713	(370)	141	991	523
Institutional & PWM direct	1,646	(958)	957	4,287	1,525
Institutional & PWM sub-advisory	608	(66)	157	1,007	384
SICAV	5	(2)	-	-	-
Total Equities	4,455	(2,216)	2,216	9,556	3,791
Fixed Income
Money-Market Fund	4	-	-	-	-
Institutional & PWM	-	-	-	-	-
Total Fixed Income	4	-	-	-	-
Total Net Appreciation/(Depreciation)	$4,459	$(2,216)	$2,216	$9,556	$3,791

AUM at December 31, 2016 were $39.7 billion, an increase of 2.6% from AUM of $38.7 billion at December 31, 2015.  Equity AUM were $37.9 billion on December 31, 2016, 2.2% above the $37.1 billion on December 31, 2015.  We earn incentive fees for certain institutional client assets, assets attributable to certain preferred issues for our closed-end funds and our GDL Fund (NYSE: GDL).  As of December 31, 2016, assets with incentive based fees were $2.5 billion, 7.4% below the $2.7 billion on December 31, 2015.  The majority of these assets have calendar year-end measurement periods; therefore, our incentive fees are primarily recognized in the fourth quarter when the uncertainty is removed at the end of the annual measurement period.

Operating Results for the Year Ended December 31, 2016 as Compared to the Year Ended December 31, 2015

Revenues

Total revenues were $353.0 million in 2016, $28.0 million or 7.3% lower than the total revenues of $381.0 million in 2015.  The change in total revenues by revenue component was as follows (dollars in millions):

	Year Ended December 31,		Increase (decrease)
	2016	2015	$	%

Investment advisory	$293.1	$325.6	$(32.5)	(10.0)%
Incentive fees	15.4	4.4	11.0	250.0
Distribution fees and other income	44.5	51.0	(6.5)	(12.7)
Total revenues	$353.0	$381.0	$(28.0)	(7.3)%

Investment Advisory and Incentive Fees:  Investment advisory fees, which comprised 83.0% of total revenues in 2016, are directly influenced by the level and mix of average AUM.  Average total AUM declined 10.0% to $38.9 billion in 2016 as compared to $43.2 billion in 2015.  Average equity AUM fell 10.6% to $37.2 billion in 2016 from $41.6 billion in 2015, primarily from net outflows.  Incentive fees, which comprised 4.4% of total revenues in 2016, result from our ability to either generate an absolute return in a portfolio or meet or exceed a specific benchmark index or indices and can vary significantly from one period to another.  Incentive fees were higher in 2016 as a greater number of portfolios exceeded their respective benchmarks as compared to 2015.

Fund revenues decreased $14.9 million or 7.0%, to $199.3 million, driven by lower average AUM.  Revenue from open-end funds decreased $21.9 million, or 14.4%, to $130.0 million from the prior year as average AUM in 2016 decreased $2.2 billion, or 12.6%, to $15.2 billion from the $17.4 billion in 2014.  Closed-end fund revenues increased $7.0 million, or 11.2%, to $69.3 million from the prior year and was comprised of an increase of $7.8 million in incentive fees on certain closed-end fund AUM partially reduced by a decrease of $0.8 million in investment advisory fees attributable to lower average AUM.  Revenue from Institutional and Private Wealth Management accounts, excluding incentive fees, which are generally billed on beginning quarter AUM, decreased $11.7 million, or 10.3%, principally due to lower billable AUM levels throughout the course of 2016.  Incentive fees earned on certain accounts increased by $1.7 million.  In 2016, average AUM in our equity Institutional and Private Wealth Management business decreased $2.1 billion, or 11.1%, for the year to $16.8 billion.

Distribution Fees and Other Income: Distribution fees and other income decreased $6.5 million, or 12.7%, to $44.5 million in 2016 from $51.0 million in 2015.  Lower distribution fees of $41.0 million in 2016 versus $47.7 million for the prior year, principally as a result of decreased average AUM in our open-end equity mutual funds of 13.7%, offset by an increase of $0.2 million in fees from the sale of load shares of mutual funds and other income, contributed to this decrease.

Expenses
Compensation:  Total compensation costs, which are largely variable in nature, decreased $53.9 million, or 39.5%, to $82.6 million in 2016 from $136.5 million in 2015.  Variable compensation costs, principally portfolio manager and relationship manager fees, decreased $53.6 million to $56.6 million in 2016 from $110.2 million in 2015 and decreased as a percent of revenues to 16.0% in 2016 from 28.9% in 2015.  The principle reason was the December 2015 Restricted Stock Units (“RSU”) agreement with Mr. Gabelli which reduced variable compensation by $44.6 million in 2016. (see page 34)  Variable compensation is also driven by revenue levels which decreased in 2016 from 2015.  Fixed compensation costs decreased slightly to $26.0 million in 2016 from $26.3 million in 2015.

Stock based compensation:  Stock based compensation was $4.0 million in 2016, a decrease of $5.9 million, as compared to $9.9 million in 2015.  The decrease primarily results from the acceleration of 130,650 RSAs during 2015 for an additional expense of $3.5 million that would have been recognized in future years.

Management Fee:  In 2016 management fee expense decreased to $6.5 million versus $15.5 million in 2015.  Management fee expense is incentive-based and entirely variable in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli (or his designee) in accordance with his employment agreement.  Most importantly the December 2015 RSU agreement reduced the management fee by $12.4 million in 2016. (see page 34)

Distribution Costs: Distribution costs, which include marketing, promotion and distribution costs decreased $7.8 million, or 15.0%, to $44.2 million in 2016 from $52.0 million in 2015 driven by a decrease in average open-end equity mutual funds AUM of 13.7%.

Other Operating Expenses: Our other operating expenses were $23.9 million in 2016 compared to $19.2 million in 2015, an increase of $4.7 million or 24.4%.  The largest components of this increase were additional donated securities expense of $1.6 million and an increase to the research services fee of $1.5 million.

Operating Income and Margin
Operating income increased $43.9 million, or 29.7%, to $191.8 million for 2016 versus $147.9 million in the prior year period.  This increase was primarily due to higher incentive fees of $11.0 million and reduced variable compensation expense relating to the RSU agreement of $57.0 million partially offset by lower non-incentive fee revenues of $39.0 million.   Operating margin was 54.3% for the year ended December 31, 2016, versus 38.8% in the prior year period.  The increase in operating margin was due primarily to lower variable compensation costs and management fee expense related to the RSU agreement. (see page 34)

Operating income before management fee was $198.3 million for the year ended of 2016, versus $163.5 million in the prior year. Operating margin before management fee was 56.2% in the 2016 period versus 42.9% in the 2015 period.  The reconciliation of operating income before management fee and operating margin before management fee, both of which are non-GAAP measures to their respective GAAP measures, is provided at the end of this section.

Other Income and Expense
Total other income (expense), net of interest expense, was an expense of $9.6 million for the year ended December 31, 2016 compared to an expense of $8.9 million in 2015.  This is comprised of net gain from investments of $1.6 million in 2016 as compared to $5.0 million in 2015; loss on extinguishment of debt of $1.1 million in 2015; interest and dividend income of $1.5 million in 2016 versus $2.2 million in 2015; interest expense of $12.7 million in 2016 as compared to $8.6 million in 2015 and Shareholder-designated contribution expense of $6.4 million in 2015.

Interest expense increased $4.1 million to $12.7 million in 2016, from $8.6 million in 2015 primarily related to the higher average amount of debt outstanding in 2016 versus 2015.

In 2015, the Board of Directors of GBL again adopted a Shareholder Designated Charitable Contribution program on behalf of all registered Class A and Class B shareholders.  Under the programs the Board approved a $0.25 per share contribution, resulting in a charge of $6.4 million in 2015.

Income Taxes
The effective tax rate (“ETR”) was 35.7% for the year ended December 31, 2016, versus 37.2% for the year ended December 31, 2015.  The ETR for 2016 benefitted by 1.4% due to the reversal of tax accruals related to the closing out of a state audit.

Shareholder Compensation and Initiatives
During 2016, we returned $13.2 million of our earnings to shareholders through dividends and stock repurchases.  We returned to shareholders a total of $0.08 per share in regular quarterly cash dividends in 2016 totaling $2.4 million.  During 2015, we returned $34.7 million of our earnings to shareholders through dividends and stock repurchases.  We returned to shareholders a total of $0.28 per share in regular quarterly cash dividends totaling $7.5 million.

Through our stock buyback program, we repurchased 348,687 and 426,628 shares in 2016 and 2015, respectively, for approximately $10.8 million and $27.2 million, or $30.88 and $63.85 per share, respectively (For 2015, 413,228 shares were at an average investment of $64.86 per share prior to the distribution of AC on November 30, 2015 and 13,400 shares were at an average price of $32.56 following the distribution of AC).  Approximately 233,000 shares remain authorized under our stock buyback program at December 31, 2016.  Since our IPO we have repurchased 9,901,340 shares for a total investment of $438.8 million, or $44.32 per share.

Weighted average shares outstanding on a diluted basis in 2016 and 2015 were 30.2 million and 25.7 million, respectively.

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

Reconciliation of non-GAAP financial measures to GAAP:

	2016	2015
Revenues	$353,000	$380,976
Operating Income	191,796	147,949
Add back: management fee expense	6,518	15,503
Operating income before management fee	$198,314	$163,452

Operating margin	54.3%	38.8%

Operating margin before management fee	56.2%	42.9%

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

DEFERRED COMPENSATION

On December 21, 2015, GAMCO entered into a deferred compensation agreement with Mr. Gabelli whereby his variable compensation for 2016 will be in the form of Restricted Stock Units (“RSUs”) determined by the volume-weighted average price (“VWAP”) of the Company’s Class A Stock during 2016.  When the restrictions lapse on January 1, 2020 (the “Lapse Date”), this RSU agreement can be settled in either cash or stock.  Notwithstanding its ability to settle the RSU agreement in stock, GAMCO currently intends to make a cash payment to Mr. Gabelli on the Lapse Date in an amount, under the terms of the agreement, equal to the number of RSUs valued at the lesser of the VWAP of the Company’s Class A Stock for the 2016 fiscal year or the value on the Lapse Date or, if not a trading day, then the first trading date thereafter.  The Board’s decision to grant these RSUs and thereby defer the cash payment of his 2016 variable compensation until January 1, 2020 was to provide the Company with greater financial flexibility.  While the issuance of the award itself does not change Mr. Gabelli’s compensation, the Generally Accepted Accounting Principles (“GAAP”) reporting for his compensation has changed.  The 2016 results were materially bolstered by the GAAP-mandated treatment of these RSUs.  Margins for 2016 therefore are not comparable with prior periods.

Under GAAP, only 25% of this deferred compensation expense is being recognized in the current year with the remainder amortized ratably over 2017, 2018, and 2019.  Expressed another way, 2016 benefitted from a reduction of 75% of the compensation, and 2017, 2018, and 2019 will, in turn, be impacted by an additional 25% of the compensation from 2016 in each year.

The balance sheet is also impacted; the compensation payable at December 31, 2016 is only 25% of the full amount of the 2016 compensation that will be due once the RSUs are fully vested.  At December 31, 2016, the amount of unrecognized compensation was $53.5 million.

The following tables show a reconciliation of our results for 2016, and our balance sheet at December 31, 2016 between the GAAP basis and a non-GAAP adjusted basis of the deferred compensation (the RSU grant) as if all of the expense was recognized in 2016.  We believe this adjusted measure is useful in evaluating the ongoing operating results of the Company absent the material adjustment related to the treatment of the deferred compensation agreement.

	Full Year Ended December 31, 2016
		Impact of
	Reported	Deferred
	GAAP	Compensation	Non-GAAP
Revenues
Investment advisory and incentive fees	$308,459	$-	$308,459
Distribution fees and other income	44,541	-	44,541
Total revenues	353,000	-	353,000
Expenses
Compensation	82,613	45,734	128,347
Stock based compensation	3,959	-	3,959
Management fee	6,518	7,782	14,300
Distribution costs	44,189	-	44,189
Other operating expenses	23,925	-	23,925
Total expenses	161,204	53,516	214,720

Operating income	191,796	(53,516)	138,280
Other income (expense)
Net gain from investments	1,594	-	1,594
Interest and dividend income	1,511	-	1,511
Interest expense	(12,674)	-	(12,674)
Total other expense, net	(9,569)	-	(9,569)
Income before income taxes	182,227	(53,516)	128,711
Income tax provision	65,106	(20,069)	45,037
Net income attributable to GAMCO Investors, Inc.'s shareholders	$117,121	$(33,447)	$83,674

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$4.01	$(1.15)	$2.87
Diluted	$3.92	$(1.11)	$2.81

DEFERRED COMPENSATION (continued)

	December 31, 2016
		Impact of
	Reported	Deferred
	GAAP	Compensation	Non-GAAP
ASSETS
Cash and cash equivalents	$39,812	$-	$39,812
Investments in securities	37,285	-	37,285
Receivable from brokers	453	-	453
Investment advisory fees receivable	43,736	-	43,736
Receivable from affiliates	5,960	-	5,960
Income tax receivable	9,349	20,069	29,418
Other assets	12,634	-	12,634
Total assets	$149,229	$20,069	$169,298

LIABILITIES AND EQUITY
Payable to brokers	66	-	66
Income taxes payable and deferred tax liabilities	3,815	-	3,815
Capital lease obligation	5,066	-	5,066
Compensation payable	42,384	53,516	95,900
Payable to affiliates	1,412	-	1,412
Accrued expenses and other liabilities	29,178	-	29,178
Sub-total	81,921	53,516	135,437

4.5% Convertible note (due August 15, 2021)	109,835	-	109,835
AC 4% PIK Note (due November 30, 2020)	100,000	-	100,000
5.875% Senior notes (due June 1, 2021)	24,120	-	24,120
Total liabilities	315,876	53,516	369,392

Equity
GAMCO Investors, Inc. stockholders' equity
Class A Common Stock	14	-	14
Class B Common Stock	19	-	19
Additional paid-in capital	3,903	-	3,903
Retained earnings	80,515	(33,447)	47,068
Accumulated other comprehensive income	11,271	-	11,271
Treasury stock, at cost	(262,369)	-	(262,369)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	(166,647)	(33,447)	(200,094)
Total liabilities and equity (deficit)	$149,229	$20,069	$169,298

The following further illustrates the effect that the GAAP accounting for the compensation deferral has on our results for 2016 through 2019.

Effect of recording RSU on a GAAP basis versus recording all of the expense in 2016:

	2016	2017	2018	2019

RSU expense	(53,516)	17,839	17,839	17,839

On December 23, 2016, it was announced that the Company and Mr. Gabelli agreed to enter into a new deferred compensation agreement for the period of January 1, 2017 to June 30, 2017.  Mr. Gabelli’s compensation for that period will be in the form of an RSU and will vest on July 1, 2018.  For GAAP accounting purposes, the compensation earned from January 1, 2017 to June 30, 2017 will be expensed ratably from January 1, 2017 to June 30, 2018.

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

Summary cash flow data derived from our audited consolidated statements of cash flows are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows provided by (used in) from continuing operations:
Operating activities	$115,737	$117,130	$140,458
Investing activities	(1,435)	(6,198)	(1,147)
Financing activities	(88,247)	(109,923)	(131,139)
Increase (decrease) in cash and cash equivalents from continuing operations	26,055	1,009	8,172
Cash flows from discontinued operations
Operating activities	-	54,335	(76,618)
Investing activities	-	(41,463)	3,839
Financing activities	-	(12,871)	66,367
Increase (decrease) in cash and cash equivalents from discontinued operations	-	1	(6,412)
Effect of exchange rates on cash and cash equivalents	38	15	19
Net increase (decrease) in cash and cash equivalents	26,093	1,025	1,779
Cash and cash equivalents at beginning of year	13,719	12,694	10,915
Cash and cash equivalents at end of year	$39,812	$13,719	$12,694

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

At December 31, 2016, we had cash and cash equivalents of $39.8 million, an increase of $26.1 million from the prior year-end primarily due to the Company’s operating activities described below.  Total face value debt outstanding at December 31, 2016 was $234.2 million, consisting of $100 million of a 4% PIK Note due November 30, 2020, $110 million of a 4.5% Convertible note due August 15, 2021 and $24.2 million of 5.875% senior notes due 2021.  It is anticipated that the majority of our cash flow will go towards servicing our debt for the next few years.

Cash provided by operating activities was $115.7 million in 2016 and $117.1 million in 2015.  Our largest source of cash comes from net earnings as adjusted for non-cash expenses.  In 2016, this totaled $117.1 million versus $87.3 million in 2015.  Other sources of cash included an increase in compensation payable of $24.3 million, and an increase in income taxes payable of $13.2 million.  Cash uses included an increase of recievables from affiliates of $22.3 million, an increase in investment advisory fees receivable of $19.4 million, reductions of $13.6 million as a result of a decrease in payable to affiliates, reductions in stock based compensation expense of $5.9, a reduction in deferred income taxes of $6.7 million and $0.8 million from other changes in net assets and liabilities.  In 2015, cash was provided by net income of $87.3 million, a reduction of assets of $24.6 million and decreases in payable to affiliates, accrued expenses and other liabilities of $8.4 million.

Net cash used in investing activities of $1.4 million in 2016 is due to purchases of available for sale securities of $1.8 million less $0.4 million in proceeds from sales of available for sale securities.  Net cash used in investing activities of $6.2 million in 2015 is due to purchases of available for sale securities of $6.3 million less $0.1 million in proceeds from sales of available for sale securities.

Net cash used in financing activities of $88.2 million in 2016 principally resulted from $150 million in repayments of our  AC 4% PIK Note due November 30, 2020 , $35 million repayment of the loan from GGCP, $10.8 million of repurchases of our Class A Stock under the Stock Repurchase Program, and $2.3 million in dividends paid offset by the issuance of the 4.5% Convertible Note due August 15, 2021 of $109.8 million.  Net cash used in financing activities of $109.9 million in 2015 principally resulted from $76.5 million in repurchases of our 5.875% Senior Notes due June 1, 2021 resulting from the tender offer for those notes in December 2015, $21.7 million in net cash transferred to AC, $27.2 million of repurchases of our Class A Stock under the Stock Repurchase Program, $13.1 million in redemptions of our zero coupon subordinated debentures and $7.5 million in dividends paid partially offset by $35.0 million in borrowings from GGCP and $1.2 million of proceeds from the exercise of stock options.

Under the terms of the lease of our Rye, New York office, we are obligated to make minimum total payments of $13.1 million through December 2028.

On November 25, 2015, Moody’s Investors Services downgraded the Company to Ba1 from Baa3.  We continue to maintain an investment grade rating with Standard and Poor’s Ratings Services.  We believe that our ability to maintain our investment grade rating will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs.

G.distributors is registered with the SEC as a broker-dealer and is regulated by FINRA.  As such, it is subject to the minimum net capital requirements promulgated by the SEC.  G.distributors’ net capital exceeded these minimum requirements at December 31, 2016.  G.distributors computes its net capital under the alternative method permitted by the SEC, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  At December 31, 2016 and 2015, G.distributors had net capital, as defined, of approximately $2.8 million and $1.6 million, respectively, exceeding the regulatory requirement by approximately $2.6 million and $1.4 million, respectively.  Net capital requirements for our affiliated broker-dealer may increase in accordance with rules and regulations to the extent they engage in other business activities.

Our subsidiary, GAMCO Asset Management (UK) Limited is authorized and regulated by the FCA.  In February 2011, GAMCO Asset Management (UK) Limited increased its permitted license with the FCA’s predecessor, the Financial Services Authority (“FSA”) and has held Total Capital of £580,000 and £519,000 ($713,000 and $769,000 at December 31, 2016 and 2015, respectively) and had a Financial Resources Requirement of £265,000 and £262,000 ($326,000 and $388,000 at December 31, 2016 and 2015, respectively).  We have consistently met or exceeded these minimum requirements.

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

With respect to our proprietary investment activities, included in investments in securities of $37.3 million and $33.0 million at December 31, 2016 and 2015, respectively, were investments in common stocks totaling $37.2 million and $33.0 million, respectively, and closed-end funds of $0.1 million and $0.0 million, respectively.  Of the $37.2 million and $33.0 million, invested in common stocks at December 31, 2016 and 2015, respectively, $37.1 million and $32.6 million, respectively, was related to our investment in Westwood Holdings Group Inc. (NYSE: WHG).  Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At December 31, 2016 there were no securities sold, not yet purchased.  At December 31, 2015, the fair value of securities sold, not yet purchased was $0.1 million.

The following table provides a sensitivity analysis for our investments in equity securities as of December 31, 2016.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At December 31, 2016
Equity price sensitive investments, at fair value	$37,285	$33,557	$41,014
At December 31, 2015
Equity price sensitive investments, at fair value	$32,848	$29,563	$36,133

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

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on December 31, 2016, cash and cash equivalent balance of $39.8 million a 1% increase in interest rates would increase our interest income by $0.4 million annually.  Given that our current annualized return on these investments is close to 0.37%, an analysis of a 1% decrease is not meaningful.

Contractual Obligations

We are obligated to make future payments under various contracts such as debt agreements and capital and operating lease agreements.  The following table sets forth our significant contractual cash obligations as of December 31, 2016 (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Contractual Obligations:
5.875% Senior notes	$24,225	$-	$-	$-	$-	$24,225	$-
Interest on 5.875% Senior notes	6,285	1,423	1,423	1,423	1,423	593	-
AC 4% PIK Note	100,000	10,000	20,000	20,000	50,000	-	-
Interest on AC 4% PIK Note	12,066	3,967	3,533	2,733	1,833	-	-
4.5% Convertible note	110,000	-	-	-	-	110,000	-
Interest on 4.5% Convertible note	22,894	4,950	4,950	4,950	4,950	3,094	-
Capital lease obligations	13,091	1,211	1,080	1,080	1,080	1,080	7,560
Non-cancelable operating
lease obligations	1,642	705	489	357	43	44	4
Total	$290,203	$22,256	$31,475	$30,543	$59,329	$139,036	$7,564

The AC 4% PIK Note interest may be paid in kind with additional notes on the same terms as the original note at the Company’s option.  See Note F Debt for additional details.

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

We believe the critical assumptions and estimates are those applied to revenue recognition, the accounting for and valuation of investments in securities, income taxes, and stock based compensation accounting.

Major Revenue-Generating Services and Revenue Recognition

The Company’s revenues are derived primarily from investment advisory and incentive fees, institutional research services and distribution fees.

Investment advisory and incentive fees are directly influenced by the level and mix of AUM as fees are derived from a contractually-determined percentage of AUM for each account as well as incentive fees earned on certain accounts.  Advisory fees from the open-end funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Advisory fees from Institutional and Private Wealth Management accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  The Company derived approximately 87%, 87% and 85% of its total revenues from advisory and management fees, including incentive fees, for the periods ended December 31, 2016, 2015 and 2014, respectively.  These revenues vary depending upon the level of sales compared with redemptions, financial market conditions, performance and the fee structure for AUM.  Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

The Company earns incentive fees from certain Institutional and Private Wealth Management accounts, which are based upon meeting or exceeding a specific benchmark index or indices.  Incentive fees refer to fees earned when the return generated for the client exceeds the benchmark and can be earned even if the return to the client is negative as long as the return exceeds the benchmark.  These fees are recognized, for each respective account, at the end of the stipulated contract period which is either quarterly or annually and varies by account.  Receivables due for incentive fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $2.4 million in incentive fees receivable as of December 31, 2016.  There were no incentive fees receivable as of December 31, 2015.  Management fees on a majority of the closed-end preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period, which is annually.  Receivables due for management fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $7.3 million in management fees receivable on closed-end preferred shares as of December 31, 2016.  There were no management fees receivable on closed-end preferred shares as of December 31, 2015.  For The GDL Fund, there is an incentive fee earned as of the end of the calendar year and varies to the extent the total return of the fund is in excess of the 90 day T-Bill Index total return.  This fee is recognized at the end of the measurement period, which is annually on a calendar year basis.  Receivables due on incentive fees relating to The GDL Fund are included in investment advisory fees receivable on the consolidated statements of financial condition and were $4.2 million and $3.7 million as of December 31, 2016 and 2015, respectively.

Distribution fees revenues are derived primarily from the distribution of Gabelli, GAMCO, Comstock and Teton open-end funds (“Funds”) advised by a subsidiary of GBL, Funds Advisor and a subsidiary of GGCP, Teton.  G.distributors distributes these open-end Funds pursuant to distribution agreements with each Fund.  Under each distribution agreement with an open-end Fund, G.distributors offers and sells such open-end Fund shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of third party distribution programs, financial intermediaries and G.distributors’  sales personnel.   G.distributors receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 of the Company Act.   G.distributors is the principal underwriter for funds distributed in multiple classes of shares which carry front-end or back-end sales charge or no-load to certain investors.

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

The Company has entered into a deferred compensation agreement with Mr. Gabelli whereby his variable compensation for 2016 was in the form of Restricted Stock Units (“RSUs”) determined by the volume-weighted average price (“VWAP”) of the Company’s Class A Stock during 2016.  The RSUs will vest 100% on January 1, 2020, and the Company intends to settle the award in cash at that time; however, the Company reserves the right to issue shares of the Company’s Class A Stock in lieu of such cash payment.  Under the terms of the agreement the Company will pay Mr. Gabelli an amount equal to the number of RSUs valued at the lesser of the VWAP of the Company’s Class A Stock for the 2016 fiscal year or the value on the lapse date or, if not a trading day, then the first trading date thereafter.  Under GAAP, only 25% of this deferred compensation expense is being recognized in 2016 with the remainder amortized ratably over 2017, 2018, and 2019.  Notwithstanding its ability to settle the award in stock, given the Company’s intent to settle it in cash, in accordance with GAAP (ASC 718), the award is accounted for as a liability-classified award and not as an equity-classified award.  The liability is remeasured at fair value on each reporting period from December 31, 2016 until the vesting date.  However, given the cap on the obligation in that Mr. Gabelli will not receive cash in excess of the VWAP of the Company’s Class A Stock for the 2016 fiscal year, the remeasurement of the liability at fair value will never exceed its value determined using that VWAP price.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GAMCO Investors, Inc.
Rye, New York

We have audited the accompanying consolidated statements of financial condition of GAMCO Investors, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedule listed in Exhibit 99.1. These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GAMCO Investors, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 6, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GAMCO Investors, Inc.
Rye, New York

We have audited the internal control over financial reporting of GAMCO Investors, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 6, 2017, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 6, 2017

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues
Investment advisory and incentive fees	$308,459	$329,965	$360,498
Distribution fees and other income	44,541	51,011	61,438
Total revenues	353,000	380,976	421,936
Expenses
Compensation	82,613	136,503	151,255
Stock based compensation	3,959	9,868	5,278
Management fee	6,518	15,503	18,663
Distribution costs	44,189	51,990	59,746
Other operating expenses	23,925	19,163	17,542
Total expenses	161,204	233,027	252,484
Operating income	191,796	147,949	169,452
Other income (expense)
Net gain from investments	1,594	4,953	4,282
Extinguishment of debt	-	(1,067)	(84)
Interest and dividend income	1,511	2,222	2,154
Interest expense	(12,674)	(8,636)	(7,653)
Shareholder-designated contributions	-	(6,396)	(134)
Total other income (expense), net	(9,569)	(8,924)	(1,435)
Income before income taxes	182,227	139,025	168,017
Income tax provision	65,106	51,726	61,734
Income from continuing operations	117,121	87,299	106,283
Income/(loss) from discontinued operations, net of taxes	-	(3,887)	3,107
Net income attributable to GAMCO Investors, Inc.'s shareholders	$117,121	$83,412	$109,390

Net income per share attributable to GAMCO Investors, Inc.'s shareholders:
Basic - Continuing operations	$4.01	$3.43	$4.20
Basic - Discontinued operations	-	(0.15)	0.12
Basic - Total	$4.01	$3.28	$4.32

Diluted - Continuing operations	$3.92	$3.40	$4.16
Diluted - Discontinued operations	-	(0.15)	0.12
Diluted - Total	$3.92	$3.24	$4.28

Weighted average shares outstanding:
Basic	29,182	25,425	25,335
Diluted	30,170	25,711	25,558

Actual shares outstanding	29,463	29,821	25,855

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014

Net income attributable to GAMCO Investors, Inc.'s shareholders	$117,121	$83,412	$109,390
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(164)	(46)	(57)
Net unrealized gains/(losses) on securities available for sale (a)	2,320	(8,300)	(5,168)
Other comprehensive income/(loss)	2,156	(8,346)	(5,225)

Comprehensive income attributable to GAMCO Investors, Inc.	$119,277	$75,066	$104,165

(a) Net of income tax expense (benefit) of $1,363, ($4,875) and ($3,036) for 2016, 2015 and 2014, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	December 31,	December 31,
	2016	2015
ASSETS

Cash and cash equivalents	$39,812	$13,719
Investments in securities	37,285	32,975
Receivable from brokers	453	1,091
Investment advisory fees receivable	43,736	31,048
Receivable from affiliates	5,960	5,041
Capital lease	2,514	2,723
Goodwill and identifiable intangible assets	3,765	3,765
Income tax receivable	9,349	6,787
Other assets	6,355	6,750
Total assets	$149,229	$103,899

LIABILITIES AND EQUITY

Payable to brokers	$66	$12
Income taxes payable and deferred tax liabilities	3,815	4,823
Capital lease obligation	5,066	5,170
Compensation payable	42,384	24,426
Securities sold, not yet purchased	-	129
Payable to affiliates	1,412	7,687
Accrued expenses and other liabilities	29,178	28,882
Sub-total	81,921	71,129

AC 4% PIK Note (due November 30, 2020) (Note F)	100,000	250,000
4.5% Convertible note (due August 15, 2021) (Note F)	109,835	-
Loan from GGCP (due December 28, 2016) (Note F)	-	35,000
5.875% Senior notes (due June 1, 2021) (Note F)	24,120	24,097
Total liabilities	315,876	380,226

Commitments and contingencies (Note I)

Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 15,477,082 and 15,422,901
shares issued, respectively; 10,369,601 and 10,664,107 shares outstanding, respectively	14	14
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 24,000,000 shares issued
and 19,093,311 and 19,156,792 shares outstanding, respectively	19	19
Additional paid-in capital	3,903	345
Retained earnings (deficit)	80,515	(34,224)
Accumulated comprehensive income	11,271	9,115
Treasury stock, at cost (5,107,481 and 4,758,794 shares, respectively)	(262,369)	(251,596)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	(166,647)	(276,327)
Noncontrolling interests from discontinued operations	-	0
Total equity (deficit)	(166,647)	(276,327)
Total liabilities and equity	$149,229	$103,899

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

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(continued) (In thousands)

		GAMCO Investors, Inc. shareholders
			Additional	Retained	Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Earnings	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	(Deficit)	Income	Stock	Total	Interests
Balance at December 31, 2014	$2,734	$33	$291,681	$602,950	$25,014	$(394,617)	$527,795	$68,334
Redemptions of
noncontrolling interests	-	-	-	-	-	-	-	-
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	83,412	-	-	83,412	-
Net unrealized losses on
securities available for sale,
net of income tax benefit ($3,213)	-	-	-	-	(5,471)	-	(5,471)	-
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax benefit ($1,662)	-	-	-	-	(2,829)	-	(2,829)	-
Foreign currency translation	-	-	-	-	(46)	-	(46)	-
Dividends declared ($0.28 per
share)	-	-	-	(7,477)	-	-	(7,477)	-
Stock based compensation
expense	-	-	9,868	-	-	-	9,868	-
Reduction of deferred tax asset
for excess of recorded RSA tax
benefit over actual tax benefit	-	-	(1,190)	-	-	-	(1,190)	-
Exercise of stock options
including tax benefit ($102)	-	-	1,269	-	-	-	1,269	-
Purchase of treasury stock	-	-	-	-	-	(27,249)	(27,249)	-
Issuance of 4.4 million treasury
shares to GSI	-	-	(20,270)	-	-	170,270	150,000	-
Spin-off of AC	(2,734)	-	(281,013)	(713,109)	(7,553)	-	(1,004,409)	(68,334)
Balance at December 31, 2015	$-	$33	$345	$(34,224)	$9,115	$(251,596)	$(276,327)	$-

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(continued) (In thousands)

	GAMCO Investors, Inc. shareholders
		Additional	Retained	Accumulated
	Common	Paid-in	Earnings	Comprehensive	Treasury
	Stock	Capital	(Deficit)	Income	Stock	Total
Balance at December 31, 2015	$33	$345	$(34,224)	$9,115	$(251,596)	$(276,327)
Net income (loss)	-	-	117,121	-	-	117,121
Net unrealized gains on
securities available for sale,
net of income tax expense ($1,857)	-	-	-	3,111	-	3,111
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax benefit ($464)	-	-	-	(791)	-	(791)
Foreign currency translation	-	-	-	(164)	-	(164)
Dividends declared ($0.08 per
share)	-	-	(2,382)	-	-	(2,382)
Stock based compensation
expense	-	3,959	-	-	-	3,959
Reduction of deferred tax asset
for excess of recorded RSA tax
benefit over actual tax benefit	-	(401)	-	-	-	(401)
Purchase of treasury stock	-	-	-	-	(10,773)	(10,773)
Balance at December 31, 2016	$33	$3,903	$80,515	$11,271	$(262,369)	$(166,647)

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$117,121	$83,412	$109,390
Loss/(income) from discontinued operations, net of taxes	-	3,887	(3,107)
Income from continuing operations	117,121	87,299	106,283
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	625	618	669
Stock based compensation expense	3,959	9,868	5,278
Deferred income taxes	(5,537)	1,166	3,493
Tax benefit from exercise of stock options	-	102	349
Foreign currency translation gain/(loss)	(164)	(46)	(57)
Donated securities	499	1,945	1,486
Gains on sales of available for sale securities	(4)	(6)	(587)
Accretion of zero coupon debentures	-	628	885
Loss on extinguishment of debt	-	1,067	84
Acquisition of identifiable intangible asset	-	(1,661)	-
(Increase) decrease in assets:
Investments in trading securities	186	(240)	-
Receivable from affiliates	(927)	21,393	-
Receivable from brokers	638	592	(1,055)
Investment advisory fees receivable	(12,688)	6,679	8,528
Income tax receivable and deferred tax assets	(2,562)	(4,354)	(1,988)
Other assets	(69)	529	10,289
Increase (decrease) in liabilities:
Payable to affiliates	(6,275)	7,333	(410)
Payable to brokers	54	1	(752)
Income taxes payable and deferred tax liabilities	2,768	(10,401)	(896)
Compensation payable	17,969	(6,369)	11,116
Accrued expenses and other liabilities	144	987	(2,257)
Total adjustments	(1,384)	29,831	34,175
Net cash provided by operating activities from continuing operations	$115,737	$117,130	$140,458

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (In thousands)

	Year Ended December 31,
	2016	2015	2014
Investing activities
Purchases of available for sale securities	$(1,843)	$(6,279)	$(5,024)
Proceeds from sales of available for sale securities	408	81	3,877
Net cash used in investing activities from continuing operations	(1,435)	(6,198)	(1,147)

Financing activities
Repurchase of Zero coupon subordinated debentures due December 31, 2015	-	(13,101)	(716)
Repurchase of 5.875% Senior note due June 1, 2021	-	(76,533)	-
Repayment of AC 4% PIK Note	(150,000)	-	-
Issuance of 4.5% Convertible note	109,826	-	-
Repayment of GGCP loan due December 28, 2016	(35,000)	-	-
Loan from GGCP due December 28, 2016	-	35,000	-
Amortization of debt issuance costs	33	-	-
Net cash transferred to AC	-	(21,739)	(86,703)
Proceeds from exercise of stock options	-	1,167	1,637
Dividends paid	(2,333)	(7,468)	(12,618)
Purchase of treasury stock	(10,773)	(27,249)	(32,739)
Net cash used in financing activities from continuing operations	(88,247)	(109,923)	(131,139)
Cash flows of discontinued operations
Net cash provided by (used in) operating activities	-	54,335	(76,618)
Net cash provided by (used in) investing activities	-	(41,463)	3,839
Net cash provided by (used in) financing activities	-	(12,871)	66,367
Net cash provided by (used in) discontinued operations	-	1	(6,412)
Effect of exchange rates on cash and cash equivalents	38	15	19
Net increase in cash and cash equivalents	26,093	1,025	1,779
Cash and cash equivalents at beginning of period	13,719	12,694	10,915
Cash and cash equivalents at end of period	$39,812	$13,719	$12,694
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,274	$7,011	$6,671
Cash paid for taxes	$75,238	$59,657	$70,103

Non-cash activity:

- For 2016, 2015 and 2014 the Company accrued restricted stock award dividends of $35, $175 and $263, respectively.
- For 2016 and 2015, the Company recorded $402 and $1,190, respectively, as a reduction to its deferred tax asset and additional paid-in capital for the excess of the recorded restricted stock award tax benefit over the actual tax benefit.
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

See accompanying notes.

A. Significant Accounting Policies

Basis of Presentation

GAMCO Investors, Inc. (“GBL”, "We" or the “Company”) was incorporated in April 1998 in the state of New York, with no significant assets or liabilities and did not engage in any substantial business activities prior to the initial public offering (“Offering”) of our shares.  On February 9, 1999, we exchanged 24 million shares of our Class B Common Stock (“Class B Stock”), representing all of our then issued and outstanding common stock, with Gabelli Funds, Inc. (“GFI”) and two of its subsidiaries in consideration for substantially all of the operating assets and liabilities of GFI, relating to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business (the “Reorganization”).   GFI, which was renamed Gabelli Group Capital Partners, Inc. in 1999, is the majority shareholder of GBL and was renamed GGCP, Inc. (“GGCP”) in 2005.  During 2010, the shares of GBL owned by GGCP were transferred to GGCP Holdings LLC, a subsidiary of GGCP.  In 2014, the Company changed its state of incorporation from New York to Delaware in a tax-free reorganization.  On November 30, 2015 (the “Spin-Off Date”), GBL distributed to its stockholders all of the outstanding common stock of Associated Capital Group, Inc. (“AC”) and its subsidiaries along with certain cash and other assets (the “Spin-off”).  AC owns and operates, directly or indirectly, the alternatives and the institutional research businesses previously owned and operated by GBL.  In the Spin-off, each holder of GAMCO’s Class A Common Stock (“Class A Stock”) of record as of 5:00 p.m. New York City time on November 12, 2015 (the “Record Date”), received one share of AC Class A common stock for each share of GAMCO Class A Stock held on the Record Date.  Each record holder of GAMCO’s Class B Stock received one share of AC Class B common stock for each share of GAMCO Class B Stock held on the Record Date.  Subsequent to the Spin-off, GAMCO no longer consolidates the financial results of AC or certain investment partnerships and offshore funds in which we had a direct or indirect controlling financial interest for the purposes of GAMCO’s financial reporting and the historical financial results of AC and certain investment partnerships and offshore funds have been reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented through the Spin-off Date.

The accompanying consolidated financial statements include the assets, liabilities and earnings of:

·	GBL;

·
Our wholly-owned subsidiaries: Gabelli Funds, LLC (“Funds Advisor”), GAMCO Asset Management Inc. (“GAMCO”), G.distributors, LLC (“G.distributors”), GAMCO Asset Management (UK) Limited, Gabelli Fixed Income, Inc. (“Fixed Income”), GAMCO International Partners LLC, and GAMCO Acquisition LLC.

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

Reclassifications

Debt issuance costs of $128,000 at December 31, 2015 have been reclassified from the other assets line to the 5.875% Senior notes (due June 1, 2021) line within the consolidated statements of financial condition.  In addition, the historical results of AC and certain investment partnerships and offshore funds have been reflected in the accompanying consolidated statements of income for the years ended December 31, 2015 and 2014 as discontinued operations and financial information related to discontinued operations has been excluded from the notes to these financial statements for all periods presented (See Note P. Discontinued Operations for further details).

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

Available for sale securities are evaluated for other than temporary impairments each reporting period and any impairment charges are recorded in net gain/(loss) from investments on the consolidated statements of income.  Management reviews all available for sale securities whose cost exceeds their fair value to determine if the impairment is other than temporary.  Management uses qualitative factors such as the intent to hold the investment, the amount of time that the investment has been impaired and the severity of the decline in determining whether the impairment is other than temporary.

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

Investment advisory and incentive fees are directly influenced by the level and mix of assets under management (“AUM”) as fees are derived from a contractually-determined percentage of AUM for each account as well as incentive fees earned on certain accounts.  Advisory fees from the open-end funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Advisory fees from Institutional and Private Wealth Management accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.    The Company derived approximately 87%, 87% and 85% of its total revenues from advisory and management fees, including incentive fees, for the periods ended December 31, 2016, 2015 and 2014, respectively. These revenues vary depending upon the level of sales compared with redemptions, financial market conditions, performance and the fee structure for AUM.  Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

The Company receives incentive fees from certain Institutional and Private Wealth Management accounts, which are based upon meeting or exceeding a specific benchmark index or indices.  Incentive fees refer to fees earned when the return generated for the client exceeds the benchmark and can be earned even if the return to the client is negative as long as the return exceeds the benchmark.  These fees are recognized, for each respective account, at the end of the stipulated contract period which is either quarterly or annually and varies by account.  Receivables due for incentive fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $2.4 million of incentive fees receivable as of December 31, 2016.  There were no incentive fees receivable as of December 31, 2015.  For The GDL Fund, there is a performance fee earned as of the end of the calendar year if the total return of the fund is in excess of the 90 day T-Bill Index total return. This fee is recognized at the end of the measurement period, which is annually on a calendar year basis. Receivables due on incentive fees relating to The GDL Fund are included in investment advisory fees receivable on the consolidated statements of financial condition and were $4.2 million and $3.7 million as of December 31, 2016 and 2015, respectively.

Management fees on $0.7 billion of the closed-end preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares. These fees are recognized at the end of the measurement period, which is annually. Receivables due for management fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition. There were $7.3 million in management fees receivable on closed-end preferred shares as of December 31, 2016.  There were no management fees receivable on closed-end preferred shares as of December 31, 2015.

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

Depreciation and Amortization

Fixed assets other than leasehold improvements, with net book value of $524,000 and $394,000 at December 31, 2016 and 2015, respectively, which are included in other assets, are recorded at cost and depreciated using the straight-line method over their estimated useful lives from four to seven years. Accumulated depreciation was $2.6 million and $2.5 million at December 31, 2016 and 2015, respectively. Leasehold improvements, with net book value of $1.6 million and $1.7 million at December 31, 2016 and 2015, respectively, which are included in other assets, are recorded at cost and amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter. The leased property under the capital lease is depreciated utilizing the straight-line method over the term of the lease, which expires on December 31, 2028.  The capital lease was extended on June 11, 2014 to December 31, 2028 from December 31, 2023.  For the years ended December 31, 2016, 2015 and 2014, depreciation and amortization were $632,000, $618,000 and $683,000, respectively. We estimate that depreciation and amortization will be approximately $630,000 annually over the next three years.

Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed.  At December 31, 2016 and 2015, goodwill recorded on the consolidated statements of financial condition relates to G.distributors.  At December 31, 2016 and 2015, the identifiable intangible assets are the investment advisory contracts for the Gabelli Enterprise Mergers and Acquisition Fund, for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd., all of which relate to Funds Advisor.  Goodwill and identifiable intangible assets are tested for impairment at least annually on November 30th and whenever certain triggering events are met.  In assessing the recoverability of the identifiable intangible asset for 2016 and 2015, projections regarding estimated future cash flows and other factors are made to determine the fair value of the asset.  No impairment was recorded during 2016, 2015, or 2014.

In assessing the recoverability of goodwill for our annual impairment test on November 30, 2016 and 2015, we performed a qualitative assessment of whether it was more likely than not that an impairment had occurred and concluded that a quantitative analysis was not required.  No impairment was recorded during 2016, 2015, or 2014.

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

Earnings Per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding during each period less unvested restricted stock.  Diluted earnings per share is based on basic shares plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and unvested restricted stock using the treasury stock method, and, if dilutive, assumes the conversion of the convertible note for the periods outstanding since the issuance in August 2016 using the if converted method.

Management Fee

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits before management fee which is paid to Mr. Gabelli or his designee for acting as CEO pursuant to his 2008 Employment Agreement so long as he is an executive of GBL and devotes the substantial majority of his working time to the business. In accordance with his 2008 Employment Agreement, he has allocated approximately $2.2 million, $1.9 million and $4.0 million of his management fee to certain other employees of the Company in 2016, 2015 and 2014, respectively.

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

On December 21, 2015, GAMCO entered into a deferred compensation agreement with Mr. Gabelli whereby his variable compensation for 2016 was in the form of Restricted Stock Units (“RSUs”) determined by the volume-weighted average price (“VWAP”) of the Company’s Class A Stock during 2016.  The RSUs will vest 100% on January 1, 2020, and the Company intends to settle the award in cash at that time; however, the Company reserves the right to issue shares of the Company’s Class A Stock in lieu of such cash payment.  Under the terms of the agreement the Company will pay Mr. Gabelli an amount equal to the number of RSUs valued at the lesser of the VWAP of the Company’s Class A Stock for the 2016 fiscal year or the value on the lapse date or, if not a trading day, then the first trading date thereafter.  Under GAAP, only 25% of this deferred compensation expense is being recognized in 2016 with the remainder amortized ratably over 2017, 2018, and 2019.  Notwithstanding its ability to settle the award in stock, given the Company’s intent to settle it in cash, in accordance with GAAP (ASC 718), the award is accounted for as a liability-classified award and not as an equity-classified award.  The liability is remeasured at fair value on each reporting period from December 31, 2016 until the vesting date.  However, given the cap on the obligation in that Mr. Gabelli will not receive cash in excess of the VWAP of the Company’s Class A Stock for the 2016 fiscal year, the remeasurement of the liability at fair value will never exceed its value determined using that VWAP price.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and receivable from brokers.  The Company maintains cash and cash equivalents primarily in the Gabelli U.S. Treasury Money Market Fund, which invests fully in instruments issued by the U.S. government, and has receivables from brokers with various brokers and financial institutions, where these balances can exceed the federally insured limit.  The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  In addition, the credit risk is further limited by virtue of the fact that no single advisory relationship provided over 10% of the total revenue of the Company during the years 2016, 2015, or 2014.  All investments in securities are held at third party brokers or custodians.

Business Segment

The Company operates in one business segment, the investment advisory and asset management business. The Company conducts its investment advisory business principally through: GAMCO (Institutional and Private Wealth Management) and Funds Advisor (Funds).  The distribution of our open-end funds and underwriting of those Funds was conducted through G.distributors.

Recent Accounting Developments

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in the Accounting Standards Codification ("Codification") Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification.  The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.  ASU No. 2016-08 “Principal versus Agent Considerations” amends ASU No. 2014-09 to clarify if an entity is considered a principal, an agent, or both in the contract. In addition, ASU No. 2016-20 “Technical Corrections and Improvements in Topic 606 Revenue from Contracts with Customers” provides additional clarification to a number of topics addressed in ASU No. 2014-09.  The three ASUs are effective for annual reporting periods beginning after December 15, 2017, including interim periods and is either applied on a retrospective or modified retrospective basis.  The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern,” which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.”  The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures. The ASU is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter.  The Company has adopted this ASU effective December 31, 2016.  No additional disclosures were required in this Report of Form 10K based on management’s assessment that it does not have substantial doubt about the Company’s ability to continue as a going concern.

In April 2015, the FASB issued ASU 2015-03, which amends the presentation of debt issuance costs in financial statements.  This amended guidance requires entities to present the cost of debt issuances as a reduction of the related debt rather than as an asset.  This guidance is effective for the Company beginning January 1, 2016.  The Company adopted this guidance retrospectively on January 1, 2016.  As a result, the debt issuance costs related to the 5.875% Senior Notes are now shown net in the liability section on the consolidated statements of financial condition.  At December 31, 2015, the 5.875% Senior Notes are now disclosed net of issuance costs of $128,000.  These amounts were previously disclosed in other assets on the consolidated statements of financial condition.

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

In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public companies, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.  Early adoption is permitted. The Company has adopted this ASU effective January 1, 2017 without a material impact on its consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.  The ASU is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity transfers, particularly those involving intellectual property.  For public companies, the ASU is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on its financial statements.

In January 2017, the FASB issued ASU 2017-04 to simplify the process used to test for goodwill. Under the new standard, if “the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.”  For public companies, the ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019.  Early adoption is permitted for impairment tests that occur after January 1, 2017. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

B. Investments in Securities
	2016		2015
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Trading securities:
Common stocks	$51	$54	$385	$368
Total trading securities	51	54	385	368

Available for sale securities:
Common stocks	18,739	37,131	17,898	32,607
Closed-end funds	99	100	-	-
Total available for sale securities	18,838	37,231	17,898	32,607

Total investments in securities	$18,889	$37,285	$18,283	$32,975

Securities sold, not yet purchased at December 31, 2016 and 2015 consisted of the following:

	2016		2015
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Trading securities:
Common stocks	$-	$-	$123	$129
Total securities sold, not yet purchased	$-	$-	$123	$129

The following table identifies all reclassifications out of accumulated other comprehensive income and into net income for the year ended December 31, 2016 and 2015 (in thousands):

Amount		Affected Line Item	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		of Income	from AOCI
Twelve months ended December 31,
2016	2015

$4	$6	Net gain from investments	Realized gain on sale of AFS securities
1,251	4,485	Other operating expenses	Donation of AFS securities
1,255	4,491	Income before income taxes
(464)	(1,662)	Income tax benefit
$791	$2,829	Net income

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of December 31, 2016 and December 31, 2015:

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$18,739	$18,392	$-	$37,131
Closed-end funds	99	1	-	100
Total available for sale securities	$18,838	$18,393	$-	$37,231

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$17,898	$14,709	$-	$32,607
Total available for sale securities	$17,898	$14,709	$-	$32,607

Increases in unrealized gains, net of taxes, for AFS securities for the year ended December 31, 2016 of $2.3 million  have been included in other comprehensive income at December 31, 2016.  Increases in unrealized losses, net of taxes, for AFS securities for the years ended December 31, 2015 and 2014 of $5.5 million and $0.6 million have been included in other comprehensive income at December 31, 2015 and 2014, respectively. The amount reclassified from other comprehensive income for the years ended December 31, 2016, 2015 and 2014 was $0.8 million, $2.8 million and $4.6 million, respectively. Proceeds from sales of investments available for sale were approximately $0.4 million, $0.1 million and $3.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, gross gains on the sale of investments available for sale amounted to $4,000, $6,000 and $0.6 million, respectively, and were reclassed from other comprehensive income into the consolidated statements of income. There were no losses on the sale of investments available for sale for the years ended December 31, 2016, 2015 and 2014. The basis on which the cost of a security sold is determined is specific identification. Accumulated other comprehensive income on the consolidated statements of equity is primarily comprised of unrealized gains/losses, net of taxes, for AFS securities.

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

There were no investments classified as available for sale that were in an unrealized loss position at either December 31, 2016 or December 31, 2015.

For the years ended December 31, 2016, 2015 and 2014 there were no losses on available for sale securities that were deemed to be other than temporary.

C. Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of December 31, 2016 and 2015 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2016 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2016
Cash equivalents	$39,638	$-	$-	$39,638
Investments in securities:
AFS - Common stocks	37,131	-	-	37,131
AFS - Closed-end Funds	100	-	-	100
Trading - Common stocks	54	-	-	54
Total investments in securities	37,285	-	-	37,285
Total assets at fair value	$76,923	$-	$-	$76,923
Liabilities
Securities sold, not yet purchased:
Trading - Common stocks	$-	$-	$-	$-
Total securities sold, not yet purchased	$-	$-	$-	$-

During the year ended December 31, 2016, there were no transfers between any Level 1 and Level 2 holdings, or between Level 1 and Level 3 holdings.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2015
Cash equivalents	$13,538	$-	$-	$13,538
Investments in securities:
AFS - Common stocks	32,607	-	-	32,607
Trading - Common stocks	368	-	-	368
Total investments in securities	32,975	-	-	32,975
Total assets at fair value	$46,513	$-	$-	$46,513
Liabilities
Securities sold, not yet purchased:
Trading - Common stocks	$129	$-	$-	$129
Total securities sold, not yet purchased	$129	$-	$-	$129

During the year ended December 31, 2015, there were no transfers between any Level 1 and Level 2 holdings, or between Level 1 and Level 3 holdings.

Other than certain securities which were part of the Spin-off (which are reflected in discontinued operations), the Company did not hold any Level 2 or 3 securities at either December 31, 2016 or December 31, 2015.

D. Income Taxes

GBL and its greater than 80% owned operating subsidiaries file a consolidated federal income tax return. Accordingly, the income tax provision represents the aggregate of the amounts provided for all companies.

The provision for income taxes for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	2016	2015	2014
(In thousands)
Federal:
Current	$63,991	$47,699	$58,194
Deferred	(4,424)	(1,441)	(2,876)
State and local:
Current	6,652	5,359	6,595
Deferred	(1,113)	109	(179)
Total	$65,106	$51,726	$61,734

A reconciliation of the Federal statutory income tax rate to the effective tax rate is set forth below:

	2016	2015	2014
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of Federal benefit	1.0	2.7	2.5
Other	(0.3)	(0.5)	(0.8)
Effective income tax rate	35.7%	37.2%	36.7%

Significant components of our deferred tax assets and liabilities are as follows:

	2016	2015
(In thousands)
Deferred tax assets:
Stock compensation expense	$4,006	$4,857
Deferred compensation	7,629	1,268
Capital lease obligation	944	905
Other	311	287
Total deferred tax assets	12,890	7,317
Deferred tax liabilities:
Investments in securities available for sale	(6,805)	(5,443)
Contingent deferred sales commissions	(322)	(419)
Intangible asset amortization	(235)	(111)
Other	(9)	-
Total deferred tax liabilities	(7,371)	(5,973)
Net deferred tax assets (liabilities)	$5,519	$1,344

As a result of the vesting of RSAs, and in accordance with GAAP, decreases of $0.4 million and $1.2 million were recorded in additional paid in capital for the years ended December 31, 2016 and December 31, 2015, respectively, as the actual tax benefits realized by the Company were less than the previously recorded deferred tax benefits.

As of December 31, 2016 and 2015, the total amount of gross unrecognized tax benefits related to uncertain tax positions was approximately $15.0 million and $18.4 million, respectively, of which recognition of $9.8 million and $11.9 million, respectively, would impact the Company’s effective tax rate.

As of December 31, 2016 and 2015, the net liability for unrecognized tax benefits related to uncertain tax positions was $14.1 million and $17.6 million, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits related to uncertain tax positions is as follows:

(in millions)
Balance at December 31, 2013	$12.9
Additions based on tax positions related to the current year	3.1
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-
Balance at December 31, 2014	16.0
Additions based on tax positions related to the current year	2.8
Additions for tax positions of prior years	0.1
Reductions for tax positions of prior years	(0.5)
Settlements	-
Balance at December 31, 2015	18.4
Additions based on tax positions related to the current year	2.3
Additions for tax positions of prior years	1.2
Reductions for tax positions of prior years	(6.9)
Settlements	-
Balance at December 31, 2016	$15.0

The Company records penalties and interest related to tax uncertainties in income taxes. As of December 31, 2016 and 2015, the Company had recognized gross liabilities of approximately $6.7 million and $8.0 million related to interest and penalties, respectively. For the year ended December 31, 2016, the Company recorded an income tax benefit related to a decrease in its liability for interest and penalties of $0.7 million.  For the years ended December 31, 2015 and 2014, the Company recorded income tax expenses related to an increase in its liability for interest and penalties of $1.1 million and $1.0 million, respectively.

The Company is currently being audited by the Internal Revenue Service for 2014, New York State for years 2007 through 2011 and the State of Illinois for years 2010 through 2012 but does not expect that any potential assessments will be material to its results of operations. The Company is subject to future audits by New York State for all years after 2011.  The Company’s remaining state income tax returns are subject to future audit for all years after 2010.  The Company’s Federal tax returns are subject to future audit for 2013 and 2015.

E. Earnings per Share

The computations of basic and diluted net income per share are as follows:

	For the Years Ending December 31,
(In thousands, except per share amounts)	2016	2015	2014
Basic:
Income from continuing operations	$117,121	$87,299	$106,283
Gain/(loss) from discontinued operations, net of taxes	-	(3,887)	3,107
Net income attributable to GAMCO Investors, Inc.'s shareholders	$117,121	$83,412	$109,390

Weighted average shares outstanding	29,182	25,425	25,335

Basic net income per share attributable to GAMCO
Investors, Inc.'s shareholders
Continuing operations	$4.01	$3.43	$4.20
Discontinued operations	-	(0.15)	0.12
Total	$4.01	$3.28	$4.32

Diluted:
Income from continuing operations	$117,121	$87,299	$106,283
Add interest on convertible note, net of management fee and taxes	1,133	-	-
Total income from continuing operations	118,254	87,299	106,283
Gain/(loss) from discontinued operations, net of taxes	-	(3,887)	3,107
Net income attributable to GAMCO Investors, Inc.'s shareholders	$118,254	$83,412	$109,390

Weighted average share outstanding	29,182	25,425	25,335
Dilutive stock options and restricted stock awards	234	286	223
Assumed conversion of convertible notes	754	-	-
Total	30,170	25,711	25,558

Diluted net income per share attributable to GAMCO
Investors, Inc.'s shareholders
Continuing operations	$3.92	$3.40	$4.16
Discontinued operations	-	(0.15)	0.12
Total	$3.92	$3.24	$4.28

F. Debt

Debt consists of the following:

	December 31, 2016		December 31, 2015
	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2
(In thousands)
4.5% Convertible note	$109,835	$111,525	$-	$-
AC 4% PIK Note	100,000	100,930	250,000	250,000
Loan from GGCP	-	-	35,000	35,000
5.875% Senior notes	24,120	24,558	24,097	24,437
Total	$233,955	$237,013	$309,097	$309,437

4.5% Convertible Note

On August 15, 2016, the Company issued via a private placement a 5-year, $110 million convertible note (“Convertible Note”) to Cascade Investment, L.L.C.  The note bears interest at a rate of 4.5% per annum and is convertible into shares of the Company’s Class A Common stock (“Class A Stock”) at an initial conversion price of $55.00 per share.  The Convertible Note is initially convertible into two million shares of the Company’s Class A Stock, subject to adjustment pursuant to the terms of the Convertible Note.  The Company is required to repurchase the Convertible Note at the request of the holder on specified dates or after certain circumstances involving a Fundamental Change (as defined in the Convertible Note).  The Company has the option to repurchase, in whole or in part (must be at least 50%), the Convertible Note at $101 on or after February 15, 2019.  The Company recorded $174,000 of costs in connection with the issuance of the Convertible Note that will be amortized over the five year life.  GGCP, Inc. (“GGCP”), which owns approximately 62 % of the equity interest of the Company, has deposited cash equal to the principal amount of the Note and six months interest (“Initial Deposit”) into an escrow account established pursuant to an escrow agreement by and among GGCP, the Company, the Convertible Note holder and the escrow agent.  In connection with the Initial Deposit made by GGCP, the Company has agreed that GGCP has a right to demand payment in an amount equal to any funds withdrawn from the escrow account by the Convertible Note holder.

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

During 2016, the Company prepaid $150 million of principal of the AC 4% PIK Note.  $50 million of the prepayment was applied against the principal amount due on November 30, 2016, $40 million against the principal amount due on November 30, 2017, $30 million against the principal amount due on November 30, 2018, and $30 million against the principal amount due on November 30, 2019.  Of the $100 million principal amount outstanding at December 31, 2016, $10 million is due on November 30, 2017, $20 million is due on November 30, 2018, $20 million is due on November 30, 2019, and $50 million is due on November 30, 2020.

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

On November 18, 2015, the Company commenced a tender offer (the “Offer”) to purchase for cash up to $100 million aggregate principal amount of the Senior Notes at a price of 101% of the principal amount.  $75.8 million of face value Senior Notes were tendered upon the expiration of the Offer.  The tender was accounted for as an extinguishment of debt and resulted in a loss of $0.8 million and is included in extinguishment of debt on the consolidated statements of income.  In connection with the tender, the Company also expensed $0.4 million of pro rata unamortized issuance costs which was included in interest expense on the consolidated statements of income.  At December 31, 2016 and 2015, the debt was recorded at its face value, net of issuance costs, of $24.1 million and $24.1 million, respectively.

Loan from GGCP

In connection with the Offer, the Company borrowed $35.0 million from GGCP.  The loan had a term of one year and bore interest at 90-day LIBOR plus 3.25%, reset and payable quarterly.  On March 18, 2016, the Company paid back $15.0 million of the loan.  During the second quarter of 2016 the Company paid back the remaining $20.0 million of the loan.  At December 31, 2015, the debt was recorded at its face value of $35.0 million.

Zero coupon Subordinated debentures due December 31, 2015

On December 31, 2010, the Company issued $86.4 million in par value of five year zero coupon subordinated debentures due December 31, 2015 (“Debentures”) to its shareholders of record on December 15, 2010 through the declaration of a special dividend of $3.20 per share. The Debentures had a par value of $100 and were callable at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed. During 2015 and 2014, the Company repurchased 62,242 Debentures and 7,178 Debentures, respectively, having a face value of $6.2 million and $0.7 million, respectively. The redemptions in 2015 and 2014 were accounted for as an extinguishment of debt and resulted in a loss of $0.3 million and $0.1 million, respectively, which was included in extinguishment of debt on the consolidated statements of income. The debt was being accreted to its face value using the effective rate on the date of issuance of 7.45%. The debt matured on December 31, 2015 and was fully paid at that time.

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

Stock Award and Incentive Plan

The Company maintains two Plans approved by the shareholders, which are designed to provide incentives which will attract and retain individuals key to the success of GBL through direct or indirect ownership of our common stock. Benefits under the Plans may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards. A maximum of 4.0 million shares of Class A Stock have been reserved for issuance under the Plans by a committee of the Board of Directors responsible for administering the Plans (“Compensation Committee”). Under the Plans, the committee may grant RSAs and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine.

During 2014, the Company issued 158,600 RSAs at a grant date fair value of $80.23 per share.  There were no RSAs issued during 2016 or 2015.  As of December 31, 2016 and 2015, there were 424,340 RSA shares and 553,100 RSA shares, respectively, outstanding that were issued at an average grant price of $65.74 per share and $64.02 per share, respectively. All grants of RSAs were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee of the Company's Board of Directors. This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant. During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.  For RSAs issued by GAMCO prior to the spin-off of AC on November 30, 2015, the Company expenses the portion of the RSAs that correspond to the employee allocation between GAMCO and AC.

During 2015, the Board of Directors accelerated the lapsing of restrictions on the November 2013 grant of RSAs resulting in recognition of $3.5 million in stock compensation expense during 2015 that would have been recorded in 2016 through 2018.

During 2016, in accordance with the deferred compensation agreement with Mr. Gabelli for the full year of 2016, the Company issued 2,314,695 RSUs, based upon the VWAP of the Company’s Class A Stock for 2016 of $32.8187, in satisfaction of Mr. Gabelli’s variable compensation of $75,965,266 for 2016.  These RSUs will vest 100% on January 1, 2020 and are being expensed ratably over the vesting period.  For 2016, the Company expensed 25%, or $18,991,316, of this RSU.  The Company will pay Mr. Gabelli an amount equal to the number of RSUs valued at the lesser of the VWAP of the Company’s Class A Stock for 2016 or the value on the lapse date.  Notwithstanding its ability to settle the award in stock, given the Company’s intent to settle it in cash, in accordance with GAAP (ASC 718), the award is accounted for as a liability-classified award and not as an equity-classified award.  The liability is remeasured at fair value on each reporting period from December 31, 2016 until the vesting date.  However, given the cap on the obligation in that Mr. Gabelli will not receive cash in excess of the VWAP of the Company’s Class A Stock for the 2016 fiscal year, the remeasurement of the liability at fair value will never exceed its value determined using that VWAP price.  Therefore, in accordance with GAAP, the Company marked to market the RSU payable on December 31, 2016 to the closing price of the Company’s Class A Stock of $30.89.  This mark to market adjustment resulted in a reduction of the RSU expense of $1,116,082 for 2016.

On December 23, 2016, GAMCO entered into a deferred compensation agreement with Mr. Gabelli whereby his variable compensation for the first half of 2017 will be in the form of RSUs determined by the VWAP of the Company’s Class A Stock during the first half of 2017.  The RSUs will vest 100% on July 1, 2018, and the Company intends to settle the award in cash at that time; however, the Company reserves the right to issue shares of the Company’s Class A Stock in lieu of such cash payment.  Under the terms of the agreement the Company will pay Mr. Gabelli an amount equal to the number of RSUs valued at the lesser of the VWAP of the Company’s Class A Stock for the first half of 2017 or the value on the lapse date or, if not a trading day, then the first trading date thereafter.  For GAAP reporting, the Company will recognize the amount of Mr. Gabelli’s 2017 first half compensation ratably over the vesting period, or approximately 67% of the total during 2017 and 33% during 2018.  Notwithstanding its ability to settle the award in stock, given the Company’s intent to settle it in cash, in accordance with GAAP (ASC 718), the award is accounted for as a liability-classified award and not as an equity-classified award.  The liability is remeasured at fair value on each reporting period from June 30, 2017 until the vesting date.  However, given the cap on the obligation in that Mr. Gabelli will not receive cash in excess of the VWAP of the Company’s Class A Stock for the first half of the 2017 fiscal year, the remeasurement of the liability at fair value will never exceed its value determined using that VWAP price.

A summary of the stock option and RSA activity for the years ended December 31, 2016 and 2015 is as follows:

	Options		RSAs
				Weighted Average
		Weighted Average		Grant Date
	Shares	Exercise Price	Shares	Fair Value

Outstanding at December 31, 2014	26,000	$44.89	710,750	$67.45
Granted	-	-	-	-
Forfeited	-	-	(27,000)	69.50
Exercised / Vested	(26,000)	39.55	(130,650)	81.55
Outstanding at December 31, 2015	-	-	553,100	64.02
Granted	-	-	-	-
Forfeited	-	-	(9,300)	64.85
Exercised / Vested	-	-	(119,460)	57.86
Outstanding at December 31, 2016	-	$-	424,340	$65.74

Shares available for future issuance at
December 31, 2016	51,530

At December 31, 2014, there were exercisable outstanding stock options of 23,500. The weighted average exercise price of the exercisable outstanding stock options at December 31, 2014 was $44.80 per share.

The total compensation costs related to non-vested awards not yet recognized is approximately $7.3 million as of December 31, 2016. This will be recognized as expense in the following periods (in thousands):

2017	2018	2019	2020
$2,541	$1,718	$1,379	$748

2021	2022	2023	2024
$505	$306	$130	$21

For the years ended December 31, 2016, 2015 and 2014, the Company recorded approximately $4.0 million, $9.9 million and $5.3 million, respectively, in stock based compensation expense which resulted in the recognition of tax benefits of approximately $1.5 million, $3.7 million and $2.0 million, respectively. The $9.9 million for the year ended December 31, 2015, includes $3.5 million in stock compensation expense as a result of accelerating the November 2013 grant of RSAs. There were no comparable accelerations in the years ended December 31, 2016 or 2014.

For the years ended December 31, 2015 and 2014, the Company received approximately $1.2 million and $1.6 million, respectively, from the exercise of stock options which resulted in tax benefits of $0.1 million and $0.3 million, respectively.

Stock Repurchase Program

In 1999, the Board of Directors established the Stock Repurchase Program through which the Company has been authorized to purchase up to $9 million of Class A Stock. The Board of Directors authorized 500,000 shares in August 2015. In 2016, 2015 and 2014, we repurchased 348,687 shares, 426,628 shares and 414,432 shares, respectively, at an average price of $30.88 per share, $63.85 per share and $78.99 per share, respectively.  Please note, however, 2014 and 2015 have not been adjusted for the Spin-off.  (For 2015, 413,228 shares were at an average investment of $64.86 per share prior to the distribution of AC on November 30, 2015 and 13,400 shares were at an average price of $32.56 following the distribution of AC.)  There remain 233,468 shares available under this program at December 31, 2016.

Dividends

During 2016, 2015 and 2014, the Company declared dividends of $0.08 per share, $0.28 per share and $0.50 per share, respectively, to class A and class B shareholders totaling $2.4 million, $7.5 million and $12.9 million, respectively. Under the terms of the RSA agreements, we accrue dividends, less estimated forfeitures, for RSA grantees from the date of grant but these dividends are held for grantees who are not entitled to receive dividends until their awards vest and only if they are still employed by the Company at those dates. As of December 31, 2016 and 2015, dividends accrued on RSAs not yet vested were approximately $0.4 million and $0.6 million, respectively.

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

The lease has been accounted for as a capital lease as it transfers substantially all the benefits and risks of ownership to GBL.  The Company has recorded the leased property as an asset and a capital lease obligation for the present value of the obligation of the leased property.  The leased property is amortized on a straight-line basis from the date of the most recent extension to the end of the lease. The capital lease obligation is amortized over the same term using the interest method of accounting.  Capital lease improvements are amortized from the date of expenditure through the end of the lease term or the useful life, whichever is shorter, on a straight-line basis.  The lease provides that all operating expenses relating to the property (such as property taxes, utilities and maintenance) are to be paid by the lessee, GBL.  These are recognized as expenses in the periods in which they are incurred.  Accumulated amortization on the leased property was approximately $4.6 million and $4.4 million at December 31, 2016 and 2015, respectively.

Future minimum lease payments for this capitalized lease at December 31, 2016 are as follows:

(In thousands)
2017	$1,211
2018	1,080
2019	1,080
2020	1,080
2021	1,080
Thereafter	7,560
Total minimum obligations	13,091
Interest	8,015
Present value of net obligations	$5,076

Lease payments under this agreement amounted to approximately $1.2 million, $1.2 million and $1.2 million for each of the years ended December 31, 2016, 2015 and 2014, respectively. The capital lease contains an escalation clause tied to the change in the New York Metropolitan Area Consumer Price Index which may cause the future minimum payments to exceed $1,080,000 annually. Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $1.3 million due over the next seven years, which are due from affiliated entities. Total minimum obligations exclude the operating expenses to be borne by the Company, which are estimated to be approximately $0.8 million per year.

I. Contractual Obligations

We rent office space under leases which expire at various dates through November 30, 2019. Future minimum lease commitments under these operating leases as of December 31, 2016 are as follows:

(In thousands)
2017	$705
2018	489
2019	357
2020	43
2021	44
2022	4
Total	$1,642

Equipment rentals and occupancy expense amounted to approximately $2.4 million, $2.3 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

J. Shareholder-Designated Contribution Plan

During 2013, the Company established a Shareholder Designated Charitable Contribution program.  Under the program, each shareholder is eligible to designate a charity to which the Company would make a donation based upon the actual number of shares registered in the shareholder’s name.  Shares held in nominee or street name were not eligible to participate.  The Board of Directors approved one contribution during 2015 of $0.25 per registered share.  During 2015, the Company recorded a charge of $6.4 million, or $0.12 per diluted share, net of management fee and tax benefit related to the contributions which were included in shareholder-designated contribution on the consolidated statements of income.  Based upon the number of registered shares that participated in the program in 2013, the Company recorded an additional charge of $134,000 during 2014.

K. Related Party Transactions

The following is a summary of certain related party transactions.

GGCP Holdings LLC owns a majority of our Class B Stock, representing approximately 91% of the combined voting power and 62% of the outstanding shares of our common stock at December 31, 2016.

GCI, a subsidiary of AC, owns 4.4 million shares of our Class A Stock, representing approximately 2% of the combined voting power and 15% of the outstanding shares of our common stock at December 31, 2016.

Capital Lease

We lease an approximately 60,000 square foot building located at 401 Theodore Fremd Avenue, Rye, New York as our headquarters (the “Building”) from an entity controlled by members of the Chairman’s family. See Notes H and I.

We sub-lease approximately 3,300 square feet in the Building to LICT Corporation, a company for which Mr. Gabelli serves as Chairman and CEO, which pays rent at the rate of $28 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses. The total amounts paid in 2016, 2015, and 2014 for rent and other expenses under this lease were $116,564, $119,686, and $117,640, respectively. Concurrent with the extension of the lease on the Building during 2008, we and LICT Corporation further agreed to extend the term of the sub-lease until December 2023 on the same terms and conditions. As of July 1, 2008, we also sub-lease approximately 1,600 square feet in the Building to Teton. Teton pays rent at the rate of $37.75 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses. The total amount paid in 2016, 2015 and 2014 for rent and other expenses under this lease were $68,205, $69,632 and $68,697, respectively, and were recorded in other operating expenses as a credit on the consolidated statements of income. As of April 1, 2016, we lease approximately 15,000 square feet in the Building to AC.  AC pays rent at the rate of $21.62 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses.  The total amount paid in 2016 for rent and other expenses under this lease was $297,185 and was recorded in distribution fee and other income on the consolidated statements of income.

Investment Advisory Services

GAMCO has entered into agreements to provide advisory and administrative services to MJG Associates, Inc., which is wholly-owned by Mr. Gabelli, with respect to the private investment funds managed by them. Pursuant to such agreements, MJG Associates, Inc. paid GAMCO $10,000 (excluding reimbursement of expenses) for each of the years 2016, 2015, and 2014. For 2016, 2015 and 2014, Manhattan Partners I, L.P. and Manhattan Partners II, L.P., investment partnerships for which John Gabelli Inc., an entity owned by John Gabelli, a brother of the Company's Chairman, is the general partner, paid GAMCO investment advisory fees in the amount of $11,274, $13,595 and $14,483, respectively. In addition, an entity in which Mr. John Gabelli’s wife is the sole shareholder, is the co-general partner of S.W.A.N. Partners, LP (“S.W.A.N.”). S.W.A.N. paid GAMCO investment advisory fees in the amount of $18,206, $20,406 and $22,094 for 2016, 2015 and 2014, respectively, and is included in investment advisory and incentive fees on the consolidated statements of income.

The Company serves as the investment advisor for the Funds and earns advisory fees based on predetermined percentages of the average net assets of the Funds.  In addition, G.distributors has entered into distribution agreements with each of the Funds.  As principal distributor, G.distributors incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a distribution fee from the Funds or reimbursement from the investment advisor.  For 2016, 2015 and 2014, the Company received $41.0 million, $47.7 million and $56.1 million, respectively, in distributions fees.  Advisory and distribution fees receivable from the Funds were approximately $32.9 million and $24.1 million at December 31, 2016 and 2015, respectively.

Pursuant to an agreement between Gabelli & Company Investment Advisers, Inc. (“GCI”) (formerly called Gabelli Securities, Inc.) and Funds Advisor, Funds Advisor pays to GCI 90% of the net revenues received by Funds Advisor related to being the advisor to the SICAV.  Net revenues are defined as gross advisory fees less expenses related to payouts and expenses of the SICAV paid by Funds Advisor.  The amounts paid by Funds Advisor to GCI for 2016,  2015 and 2014 were $2.7 million, $1.0 million and $0.3 million, respectively, and are included in other operating expenses on the consolidated statements of income.

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

Other

On May 31, 2006, the Company entered into an Exchange and Standstill Agreement with Frederick J. Mancheski, a significant shareholder, pursuant to which, among other things, he agreed to exchange his 2,071,635 shares of Class B Stock, which he received on a pari passu basis with his investment in GGCP, for an equal number of shares of Class A Stock. The standstill expired on May 31, 2016. Under the terms of the standstill agreement, Mr. Mancheski agreed to, among other things, vote his shares in favor of the nominees and positions advocated by the Board of Directors. As stated in the latest available Form 13D filed by Mr. Mancheski on July 2, 2015, he continues to exercise voting control over 1,705,974 shares of Class A Stock.

For 2016, 2015, and 2014, we incurred variable costs (but not the fixed costs) of $353,000, $432,000, and $458,000, respectively, for actual usage relating to our use of aircraft in which GGCP owns the fractional interests.

GBL and Teton entered into a transitional administrative and management service agreement in connection with the spin-off of Teton from GBL that formalized certain arrangements. Effective January 1, 2011, Teton and GBL renegotiated the terms of the sub-administration agreement from a flat 0.20% on the average net assets of the mutual funds managed by Teton to 0.20% on the first $370 million in average net assets, 0.12% on the next $630 million in average net assets and 0.10% on average net assets in excess of $1 billion, as compensation for providing mutual fund administration services and $15,000 per month for various administrative services. Effective April 1, 2014, the administrative services fee was increased to $25,000 per month. Prior to the spin-off these fees were eliminated in consolidation. During 2016, 2015 and 2014, there was $2.0 million, $2.2 million and $2.3 million, respectively, included in distribution fees and other income on the consolidated statements of income.

Effective January 1, 2014, GAMCO and Funds Advisor each entered into a research services agreement with G.research, LLC, a wholly-owned subsidiary of GCI, for G.research, LLC to provide them with the same types of research services that it provides to its other clients.  For the year ended December 31, 2016, GAMCO and Funds Advisor both paid G.research, LLC $1.5 million. For both the years ended December 31, 2015 and 2014, GAMCO paid G.research, LLC $0.7 million and Funds Advisor paid G.research, LLC $0.8 million.

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

At December 31, 2014, GCI owed GAMCO a demand loan of $16 million bearing interest at 5.5% annually.  On December 28, 2015, GCI repaid the demand loan in full plus accrued and unpaid interest.  The interest paid by GCI to GAMCO during 2015 and 2014 was $0.9 million and $1.0 million, respectively.

In connection with the spin-off of AC on November 30, 2015, the Company issued the AC 4% PIK Note.  During 2016 and 2015, GAMCO recorded interest expense of $7.7 million and $0.8 million, respectively.  See Note F. Debt for further details.

In connection with the Offer, the Company borrowed $35.0 million from GGCP.  During 2016 and 2015, GAMCO recorded interest expense of $415,000 and $15,000, respectively.  See Note F. Debt for further details.

In connection with the issuance of the Convertible Note, GGCP deposited cash equal to the principal amount of the Note and six months interest into an escrow account established pursuant to an escrow agreement by and among GGCP, the Company, the Convertible Note holder and the escrow agent.  The Company paid the annual costs of setting up the escrow account in the amount of $55,000 and will continue to pay them as long as the escrow account is open.  The Company did not pay any fees to GGCP in connection with the funding of the escrow account.

L. Financial Requirements

As a registered broker-dealer, G.distributors is subject to the Uniform Net Capital Rule 15c3-1 (the “Rule”) of the SEC.  These regulatory capital requirements, while not specific encumbrances on assets, restrict the total assets of this subsidiary broker-dealer to the extent they are needed to fulfill the regulatory capital requirements.  Accordingly, this restriction limits the transfer of funds from this subsidiary to the Company in the form of cash dividends or otherwise.  This restriction is 120% of its minimum net capital.  G.distributors computes its net capital under the alternative method permitted by the Rule which requires minimum net capital of $250,000, and it exceeded this requirement at December 31, 2016.

Our subsidiary, GAMCO Asset Management (UK) Limited is authorized and regulated by the Financial Conduct Authority (“FCA”). In February 2011, GAMCO Asset Management (UK) Limited increased its permitted license with the FCA’s predecessor, the Financial Services Authority (“FSA”) and has held Total Capital of £580,000 and £519,000 ($713,000 and $769,000 at December 31, 2016 and 2015, respectively) and had a Financial Resources Requirement of £265,000 and £262,000 ($326,000 and $388,000 at December 31, 2016 and 2015, respectively). We have consistently met or exceeded these minimum requirements.

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

N. Profit Sharing Plan and Incentive Savings Plan

The Company has a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all employees.  Company contributions to the plans are determined annually by the Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code.  The Company accrued contributions of approximately $77,000 and $26,000 to the plans for the years ended December 31, 2016 and 2015, respectively.  For the year ended December 31, 2014, the Company used unvested contributions that were forfeited from prior year’s matching to satisfy the current year’s contribution.

O. Identifiable Intangible Asset

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the consolidated statements of financial condition at both December 31, 2016 and 2015.  The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract for the Gabelli Enterprise Mergers and Acquisitions Fund are next up for renewal in February 2017.  On November 1, 2015, as a result of becoming the advisor to the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million within other assets on the consolidated statement of financial condition at both December 31, 2016 and 2015.  The advisory contracts for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. are both next up for renewal in November 2017.  At November 30, 2016 and November 30, 2015, management conducted its annual assessments of the recoverability of the intangible assets and determined that there was no impairment of it on GBL’s consolidated financial statements.

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

GAMCO does not have any significant continuing involvement in the operations of AC after the Spin-off, and GAMCO will not have the ability to influence operating or financial policies of AC.  GAMCO and AC did have a common Chief Executive Officer for a transition period, and GBL does provide certain services to AC under a Transition Services Agreement (see Note K. Related Party Transactions for details).  GAMCO also has debt on its consolidated statement of financial condition at December 31, 2016 and 2015 that is payable to AC.  That GAMCO note pays interest at 4%, which is payable in cash or PIK, and will be paid off ratably over five years, or sooner at GAMCO’s option (see Note F. Debt for details).  AC owns 4.4 million shares of GAMCO’s Class A Stock on which it will receive dividends, if and when they are declared (see Note K. Related Party Transactions for details).  As with all stockholders, employees and directors of GAMCO received one share of AC stock for each share of GAMCO stock that they held on the record date for the distribution.  Some of these AC shares are unvested restricted stock awards to the extent an employee’s holdings consisted of unvested GAMCO restricted stock awards on the record date.  The vesting provisions remain unchanged (see Note G. Equity for details).

The 2015 results include $2.4 million in costs incurred with respect to the Spin-off and are included in Other operating expenses below.  Operating results for the period from January 1, 2015 through November 30, 2015 and the full year 2014 are summarized below:

	Year Ended December 31,
	2015	2014
Revenues
Investment advisory and incentive fees	$8,552	$9,750
Distribution fees and other income	279	325
Institutional research services	8,973	10,925
Total revenues	17,804	21,000
Expenses
Compensation	20,500	22,298
Stock based compensation	4,716	1,921
Management fee	(727)	(36)
Distribution costs	(85)	(598)
Other operating expenses	9,070	7,341
Total expenses	33,474	30,926
Operating loss	(15,670)	(9,926)
Other income (expense)
Net gain from investments	7,660	6,491
Interest and dividend income	2,740	4,416
Interest expense	(1,224)	(1,377)
Total other income (expense), net	9,176	9,530
Income/(loss) from discontinued operations before income taxes	(6,494)	(396)
Income tax provision/(benefit)	(2,045)	771
Income/(loss) from discontinued operations, net of taxes	(4,449)	(1,167)
Net income/(loss) attributable to noncontrolling interests	(562)	(4,274)
Net income/(loss) attributable to GAMCO Investors, Inc.'s
discontinued operations, net of taxes	$(3,887)	$3,107

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

R. Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2016 and 2015 is presented below.

	2016
	1st	2nd	3rd	4th	Total

Revenues	$81,385	$83,944	$87,721	$99,950	$353,000
Operating income	44,942	46,747	48,076	52,031	191,796
Net income attributable to GAMCO
Investors, Inc.'s shareholders	26,025	27,543	30,861	32,692	117,121
Net income attributable to GAMCO
Investors, Inc.'s shareholders per share:
Basic	0.89	0.94	1.06	1.12	4.01
Diluted	$0.88	$0.93	$1.03	$1.07	$3.92

	2015
	1st	2nd	3rd	4th	Total

Revenues	$99,806	$98,693	$92,160	$90,317	$380,976
Operating income	38,590	38,981	37,276	33,102	147,949
Income from continuing operations	23,148	23,775	22,451	17,925	87,299
Income/(loss) from discontinued operations,
net of taxes	1,628	326	(7,483)	1,642	(3,887)
Net income attributable to GAMCO
Investors, Inc.'s shareholders	24,776	24,101	14,968	19,567	83,412
Net income attributable to GAMCO
Investors, Inc.'s shareholders per share:
Basic - Continuing operations	$0.92	$0.95	$0.90	$0.68	$3.43
Basic - Discontinued operations	0.07	0.01	(0.30)	0.06	(0.15)
Basic - Total	$0.99	$0.96	$0.60	$0.74	$3.28

Diluted - Continuing operations	$0.91	$0.94	$0.89	$0.67	$3.40
Diluted - Discontinued operations	0.06	0.01	(0.30)	0.06	(0.15)
Diluted - Total	$0.97	$0.95	$0.59	$0.73	$3.24

During the fourth quarter of 2015, the Board of Directors accelerated the lapsing of restrictions on the November 2013 grant of RSAs resulting in recognition of $3.5 million in stock compensation expense, or $0.07 per fully diluted share, that would have been recorded in 2016 through 2018.

S. Subsequent Events

On January 6, 2017, GAMCO pre-paid $10 million of the AC 4% PIK Note, which was applied to the $10 million payment due on November 30, 2017.  Of the $90 million principal amount outstanding after this payment, $20 million is due on November 30, 2018, $20 million is due on November 30, 2019, and $50 million is due on November 30, 2020.

On February 7, 2017, the Board of Directors declared a regular quarterly dividend of $0.02 per share to all of its shareholders, payable on March 28, 2017 to shareholders of record on March 14, 2017.

From January 1, 2017 to March 6, 2017, the Company repurchased 118,029 shares at $30.34 per share. As a result, there are 115,439 shares available to be repurchased under our existing buyback plan at March 6, 2017.

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

(b) Management’s Report on Internal Control Over Financial Reporting

GBL's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Management, with the participation of the principal executive officer and under the supervision of the principal financial officers, of the Company conducted an evaluation of the effectiveness of GBL's internal control over financial reporting as of December 31, 2016, as required by Rule 13a-15(c) of the Exchange Act.  There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives.  In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013.

Based on its evaluation, management concluded that, as of December 31, 2016, the Company maintained effective internal control over financial reporting.  The independent registered public accounting firm that audited the consolidated financial statements has issued an attestation report on the Company's internal control over financial reporting.  The report on the audit of internal control over financial reporting is included in Item 8 in this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors and Executive Officers of GBL and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the our definitive proxy statement for our 2017 Annual Meeting of Shareholders (the “Proxy Statement”).

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

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2017 Annual Meeting, GBL also submitted to the New York Stock Exchange (“NYSE”) a certification by our Chief Executive Officer that he is not aware of any violations by GBL of the NYSE corporate governance listing standards as of the date of the certification.

ITEM 11: EXECUTIVE COMPENSATION

Information required by Item 11 is included in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is included in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 is included in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)  List of documents filed as part of this Report:

(1) Consolidated Financial Statements and Independent Registered Public Accounting Firm’s Reports included herein:
See Index on page 43.

(2) Financial Statement Schedules
Schedule I is included as exhibit 99.1.

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

2.2
Separation and Distribution Agreement, dated November 30, 2015, by and between GAMCO Investors, Inc. and Associated Capital Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated November 30, 2015 filed with the Securities and Exchange Commission on December 4, 2015).

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

3.3
Amendment No. 1 to Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K dated September 23, 2015 filed with the Securities and Exchange Commission on September 26, 2015).

4.1
Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated November 20, 2014 filed with the Securities and Exchange Commission on November 22, 2014).

4.2
Indenture, dated as of December 31, 2010, between the Company and Computershare Trust Company, N.A., as Trustee (includes form of 0% Subordinated Debenture due 2015). (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated January 6, 2011 filed with the Securities and Exchange Commission on January 6, 2011).

4.3
First Supplemental Indenture, dated as of November 22, 2014, by and between GAMCO Investors, Inc. and, Computershare Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K dated November 20, 2014 filed with the Securities and Exchange Commission on November 22, 2014).

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

4.6
Third Supplemental Indenture, dated November 22, 2014, between GAMCO Investors, Inc. and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K dated November 20, 2014 filed with the Securities and Exchange Commission on November 22, 2014).

4.7
Convertible Promissory Note in the amount of $110,000,000, dated August 15, 2016, issued by GAMCO Investors, Inc. to Cascade Investment, L.L.C. (Incorporated by reference to Exhibit 4.1 to Company's Report on Form 8-K dated August 15, 2016 filed with the Securities and Exchange Commission on August 16, 2016).

4.8
Irrevocable Standby Letter of Credit, dated August 15, 2016, issued by GAMCO Investors, Inc. in favor of GGCP, Inc. (Incorporated by reference to Exhibit 4.2 to Company's Report on Form 8-K dated August 15, 2016 filed with the Securities and Exchange Commission on August 16, 2016).

10.1
Tax Indemnification Agreement between the Company and GFI. (Incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on January 29, 1999).

10.2
GAMCO Investors, Inc. 1999 Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51023) filed with the Commission on January 29, 1999). *

10.3
GAMCO Investors, Inc. 1999 Annual Performance Incentive Plan (Incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on January 29, 1999). *

10.4
GAMCO Investors, Inc. 2002 Stock Award and Incentive Plan (Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2002). *

10.5
First Amendment to the Company’s 2002 Stock Award and Incentive Plan (Incorporated by reference to Annex D to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on October 30, 2014).*

10.6
Employment Agreement between the Company and Mario J. Gabelli dated February 6, 2008 (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated February 6, 2008 filed with the Securities and Exchange Commission on February 7, 2008). *

10.7
Exchange and Standstill Agreement, dated May 31, 2006, between the Company and Frederick J. Mancheski (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 8, 2006).

10.8
Registration Rights Agreement, dated May 31, 2006 by and between GAMCO Investors, Inc. and Frederick J. Mancheski and David M. Perlmutter. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 8, 2006).

10.9
Service Mark and Name License Agreement, dated November 30, 2015, by and between GAMCO Investors, Inc. and Associated Capital Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated November 30, 2015 filed with the Securities and Exchange Commission on December 4, 2015).

10.10
Transitional Administrative and Management Services Agreement, dated November 30, 2015, by and between GAMCO Investors, Inc. and Associated Capital Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated November 30, 2015 filed with the Securities and Exchange Commission on December 4, 2015).

10.11
Promissory note in the amount of $250,000,000, dated November 30, 2015, issued by GAMCO Investors, Inc. to Associated Capital Group, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated November 30, 2015 filed with the Securities and Exchange Commission on December 4, 2015).

10.12
Tax Indemnity and Sharing Agreement, dated November 30, 2015, by and between GAMCO Investors, Inc. and Associated Capital Group, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 8-K dated November 30, 2015 filed with the Securities and Exchange Commission on December 4, 2015).

10.13
Restricted Stock Unit Agreement, dated December 21, 2015, by and between GAMCO Investors, Inc. and Mario J. Gabelli. (Incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated December 21, 2015 filed with the Securities and Exchange Commission on December 28, 2015).

10.14
Note Purchase Agreement, dated August 15, 2016, by and among Cascade Investment, L.L.C., GAMCO Investors, Inc., Mario J. Gabelli and GGCP, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated August 15, 2016 filed with the Securities and Exchange Commission on August 16, 2016).

10.15
Registration Rights Agreement, dated August 15, 2016, by and among Cascade Investment, L.L.C. and GAMCO Investors, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated August 15, 2016 filed with the Securities and Exchange Commission on August 16, 2016).

10.16
Escrow Agreement, dated August 15, 2016, among GAMCO Investors, Inc., GGCP, Inc., Cascade Investment, L.L.C. and JPMorgan Chase Bank, National Association. (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated August 15, 2016 filed with the Securities and Exchange Commission on August 16, 2016).

10.17
Restricted Stock Unit Agreement, dated December 23, 2016, by and between GAMCO Investors, Inc. and Mario J. Gabelli. (Incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated December 23, 2016 filed with the Securities and Exchange Commission on December 29, 2016).

10.18
$35,000,000 floating rate promissory note due December 28, 2016 in favor of GGCP, Inc. (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 15, 2016).

10.19
Rights agreement with Mario J. Gabelli (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 15, 2016).

12.1	Computation of Ratios of Earnings to Fixed Charges.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (included on page 92 of this Report).
31.1	Certification of CEO pursuant to Rule 13a-14(a).
31.2	Certification of co-CAO pursuant to Rule 13a-14(a).
31.3	Certification of co-CAO pursuant to Rule 13a-14(a).
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of co-CAOs pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
99.1	Schedule I
100.INS	XBRL Instance Document
100.SCH	XBRL Taxonomy Extension Schema Document
100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
100.DEF	XBRL Taxonomy Extension Definition Linkbase Document
100.LAB	XBRL Taxonomy Extension Label Linkbase Document
100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Compensatory agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on March 6, 2017.

GAMCO INVESTORS, INC.

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer (Co-Principal Accounting Officer)	Title: Co-Chief Accounting Officer (Co-Principal Accounting Officer)

Date: March 6, 2017	Date: March 6, 2017

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

Signature	Title	Date

/s/ Mario J. Gabelli	Chairman of the Board,	March 6, 2017
Mario J. Gabelli	Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ Kieran Caterina	Co-Chief Accounting	March 6, 2017
Kieran Caterina	Officer (Co-Principal
Accounting Officer)

/s/ Diane M. LaPointe	Co-Chief Accounting	March 6, 2017
Diane M. LaPointe	Officer (Co-Principal
Accounting Officer)

/s/ Edwin L. Artzt	Director	March 6, 2017
Edwin L. Artzt

/s/ Raymond C. Avansino, Jr.	Director	March 6, 2017
Raymond C. Avansino, Jr.

/s/ Leslie B. Daniels	Director	March 6, 2017
Leslie B. Daniels

/s/ Eugene R. McGrath	Director	March 6, 2017
Eugene R. McGrath

/s/ Robert S. Prather, Jr.	Director	March 6, 2017
Robert S. Prather, Jr.

/s/ Elisa M. Wilson	Director	March 6, 2017
Elisa M. Wilson