Form 10-Q
period 2017-03-31
GAMCO INVESTORS, INC. ET AL
filed 2017-05-03
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
or
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.
Class		Outstanding at April 30, 2017
Class A Common Stock, .001 par value	(Including 420,240 restricted stock awards)	10,232,347
Class B Common Stock, .001 par value		19,092,168

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended March 31, 2017 and 2016

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended March 31, 2017 and 2016

Condensed Consolidated Statements of Financial Condition:
- March 31, 2017
- December 31, 2016
- March 31, 2016

Condensed Consolidated Statements of Equity:
- Three months ended March 31, 2017 and 2016

Condensed Consolidated Statements of Cash Flows:
- Three months ended March 31, 2017 and 2016

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenues
Investment advisory and incentive fees	$74,989	$70,848
Distribution fees and other income	10,928	10,537
Total revenues	85,917	81,385
Expenses
Compensation	25,278	20,274
Management fee	2,164	1,080
Distribution costs	10,913	10,717
Other operating expenses	5,119	4,372
Total expenses	43,474	36,443

Operating income	42,443	44,942
Other income (expense)
Net gain from investments	40	223
Interest and dividend income	469	368
Interest expense	(2,832)	(3,406)
Total other expense, net	(2,323)	(2,815)
Income before income taxes	40,120	42,127
Income tax provision	15,300	16,102
Net income attributable to GAMCO Investors, Inc.'s shareholders	$24,820	$26,025

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.86	$0.89

Diluted	$0.82	$0.88

Weighted average shares outstanding:
Basic	28,970	29,247

Diluted	31,160	29,684

Dividends declared:	$0.02	$0.02

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016

Net income	$24,820	$26,025
Other comprehensive gain/(loss), net of tax:
Foreign currency translation	10	(28)
Net unrealized gain/(loss) on securities available for sale (a)	(2,561)	2,583
Other comprehensive gain/(loss)	(2,551)	2,555

Comprehensive income attributable to GAMCO Investors, Inc.	$22,269	$28,580

(a) Net of income tax expense/(benefit) of ($1,504) and $1,517, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	March 31,	December 31,	March 31,
	2017	2016	2016
ASSETS
Cash and cash equivalents	$88,230	$39,812	$28,045
Investments in securities	33,190	37,285	36,419
Receivable from brokers	523	453	1,135
Investment advisory fees receivable	29,810	43,736	29,612
Receivable from affiliates	5,325	5,960	5,256
Income tax receivable and deferred tax asset	12,829	9,349	2,452
Other assets	12,615	12,634	13,006
Total assets	$182,522	$149,229	$115,925

LIABILITIES AND EQUITY
Payable to brokers	$10,022	$66	$-
Income taxes payable and deferred tax liabilities	19,787	3,815	12,198
Capital lease obligation	5,038	5,066	5,145
Compensation payable	42,295	42,384	19,218
Payable to affiliates	1,528	1,412	3,754
Accrued expenses and other liabilities	27,942	29,178	29,710
Sub-total	106,612	81,921	70,025

4.5% Convertible note (net of issuance costs of $156, $165 and $0, respectively)
(due August 15, 2021) (Note F)	109,844	109,835	-
AC 4% PIK Note (due November 30, 2020) (Note F)	90,000	100,000	250,000
Loan from GGCP (due December 28, 2016) (Note F)	-	-	20,000
5.875% Senior notes (net of issuance costs of $99, $105 and $122, respectively)
(due June 1, 2021) (Note F)	24,126	24,120	24,103
Total liabilities	330,582	315,876	364,128

Commitments and contingencies (Note I)	-	-	-

Equity
GAMCO Investors, Inc. stockholders' equity
Preferred stock, $.001 par value;10,000,000 shares authorized;
none issued and outstanding	-	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
15,474,992, 15,477,082 and 15,472,901 issued, respectively;10,242,101,
10,369,601 and 10,683,604 outstanding, respectively	14	14	14
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 19,092,201, 19,093,311 and 19,106,792 shares
outstanding, respectively	19	19	19
Additional paid-in capital	4,602	3,903	1,382
Retained earnings (deficit)	104,749	80,515	(8,794)
Accumulated other comprehensive income	8,720	11,271	11,670
Treasury stock, at cost (5,232,891, 5,107,481 and 4,789,297 shares, respectively)	(266,164)	(262,369)	(252,494)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	(148,060)	(166,647)	(248,203)

Total liabilities and equity (deficit)	$182,522	$149,229	$115,925

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Three Months Ended March 31, 2017

	GAMCO Investors, Inc. stockholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2016	$33	$3,903	$80,515	$11,271	$(262,369)	$(166,647)
Net income	-	-	24,820	-	-	24,820
Net unrealized loss on
securities available for sale,
net of income tax benefit ($1,504)	-	-	-	(2,561)	-	(2,561)
Foreign currency translation	-	-	-	10	-	10
Dividends declared ($0.02 per
share)	-	-	(586)	-	-	(586)
Stock based compensation
expense	-	699	-	-	-	699
Purchase of treasury stock	-	-	-	-	(3,795)	(3,795)
Balance at March 31, 2017	$33	$4,602	$104,749	$8,720	$(266,164)	$(148,060)

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

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Operating activities
Net income	$24,820	$26,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151	155
Stock based compensation expense	699	1,037
Deferred income taxes	(3,756)	(2,016)
Foreign currency translation loss	10	(28)
Net gains on sales of available for sale securities	-	(2)
(Increase) decrease in assets:
Investments in trading securities	30	223
Receivable from affiliates	635	(217)
Receivable from brokers	(70)	(44)
Investment advisory fees receivable	13,927	1,437
Income taxes receivable and deferred tax assets	(3,480)	4,335
Other assets	(130)	66
Increase (decrease) in liabilities:
Payable to affiliates	116	(3,933)
Payable to brokers	9,956	(12)
Income taxes payable and deferred tax liabilities	21,232	7,875
Compensation payable	(90)	(5,206)
Accrued expenses and other liabilities	(1,272)	793
Total adjustments	37,958	4,463
Net cash provided by operating activities	$62,778	$30,488

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Investing activities
Proceeds from sales of available for sale securities	-	308
Net cash provided by investing activities	-	308

Financing activities
Dividends paid	(578)	(585)
Purchase of treasury stock	(3,795)	(898)
Repayment of AC 4% PIK Note	(10,000)	-
Repayment of loan from GGCP	-	(15,000)
Amortization of debt issuance costs	15	6
Net cash (used in) provided by financing activities	(14,358)	(16,477)
Effect of exchange rates on cash and cash equivalents	(2)	7
Net increase in cash and cash equivalents	48,418	14,326
Cash and cash equivalents at beginning of period	39,812	13,719
Cash and cash equivalents at end of period	$88,230	$28,045
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,797	$197
Cash paid for taxes	$782	$5,137

Non-cash activity:
-	For the three months ended March 31, 2017 and March 31, 2016, the Company accrued dividends on restricted stock awards of $8 and $10, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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

These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public companies, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.  The Company adopted this guidance on January 1, 2017 without a material impact to the consolidated financial statements.

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

B.  Investment in Securities

Investments in securities at March 31, 2017, December 31, 2016 and March 31, 2016 consisted of the following:

	March 31, 2017		December 31, 2016		March 31, 2016
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Common stocks	$20	$24	$51	$54	$15	$17
Total trading securities	20	24	51	54	15	17

Available for sale securities:
Common stocks	18,739	33,058	18,739	37,131	17,592	36,402
Closed-end funds	99	108	99	100	-	-
Total available for sale securities	18,838	33,166	18,838	37,231	17,592	36,402

Total investments in securities	$18,858	$33,190	$18,889	$37,285	$17,607	$36,419

There were no securities sold, not yet purchased at March 31, 2017, December 31, 2016 and March 31, 2016.

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

The following table identifies all reclassifications out of accumulated other comprehensive income ("AOCI") into income for the three months ended March 31, 2017 and 2016 (in thousands):

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Three months ended March 31,
2017	2016

$-	$2	Net gain from investments	Realized gain on sale of AFS securities
-	2	Income before income taxes
-	(1)	Income tax provision
$-	$1	Net income

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of March 31, 2017, December 31, 2016 and March 31, 2016:

	March 31, 2017
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$18,739	$14,319	$-	$33,058
Closed-end funds	99	9	-	108
Total available for sale securities	$18,838	$14,328	$-	$33,166

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$18,739	$18,392	$-	$37,131
Closed-end funds	99	1	-	100
Total available for sale securities	$18,838	$18,393	$-	$37,231

	March 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$17,592	$18,810	$-	$36,402
Total available for sale securities	$17,592	$18,810	$-	$36,402

A net unrealized loss, net of taxes, for the three months ended March 31, 2017 of $2.6 million has been included in other comprehensive income, a component of equity, at March 31, 2017.  A net unrealized gain, net of taxes, for the three months ended March 31, 2016 of $2.6 million has been included in other comprehensive income, a component of equity, at March 31, 2016.  There were no sales of investments available for sale for the three months ended March 31, 2017. During the three months ended March 31, 2016, proceeds from the sales of investments available for sale were approximately $308,000 and gross gains on the sale of investments available for sale amounted to $2,000 and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income. There were no realized losses on the sale of investments available for sale for the three months ended March 31, 2017 or March 31, 2016. The basis on which the cost of a security sold is determined using specific identification. Accumulated other comprehensive income on the consolidated statements of equity is primarily comprised of unrealized gains/losses, net of taxes, for AFS securities.

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

There were no investments classified as available for sale that were in an unrealized loss position at March 31, 2017, December 31, 2016 or March 31, 2016.

For the three months ended March 31, 2017 and 2016 there were no losses on available for sale securities that were deemed to be other than temporary.

C. Fair Value

The following tables present information about the Company's assets and liabilities by major categories measured at fair value on a recurring basis as of March 31, 2017, December 31, 2016 and March 31, 2016 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2017 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2017
Cash equivalents	$88,082	$-	$-	$88,082
Investments in securities:
AFS - Common stocks	33,058	-	-	33,058
AFS - Closed-end Funds	108	-	-	108
Trading - Common stocks	24	-	-	24
Total investments in securities	33,190	-	-	33,190
Total assets at fair value	$121,272	$-	$-	$121,272

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2016 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2016
Cash equivalents	$39,638	$-	$-	$39,638
Investments in securities:
AFS - Common stocks	37,131	-	-	37,131
AFS - Closed-end Funds	100	-	-	100
Trading - Common stocks	54	-	-	54
Total investments in securities	37,285	-	-	37,285
Total assets at fair value	$76,923	$-	$-	$76,923

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2016 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2016
Cash equivalents	$27,909	$-	$-	$27,909
Investments in securities:
AFS - Common stocks	36,402	-	-	36,402
Trading - Common stocks	17	-	-	17
Total investments in securities	36,419	-	-	36,419
Total assets at fair value	$64,328	$-	$-	$64,328

During the quarters ended March 31, 2017 and 2016, there were no transfers between any Level 1 and Level 2 holdings, or between Level 1 and Level 3 holdings.

D. Income Taxes

The effective tax rate ("ETR") for the three months ended March 31, 2017 and March 31, 2016 was 38.1% and 38.2%, respectively.

ASU 2016-09, which was issued in March 2016 and became effective for interim and annual reporting periods beginning after December 15, 2016, simplifies several aspects of accounting for employee share-based payment transactions. Upon adoption of ASU 2016-09 on January 1, 2017, our accounting for excess tax benefits has changed and adopted prospectively, resulting in recognition of excess tax benefits against income tax expenses rather than additional paid-in capital.

E. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2017	2016
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$24,820	$26,025
Weighted average shares outstanding	28,970	29,247
Basic net income per share attributable to GAMCO
Investors, Inc.'s shareholders	$0.86	$0.89

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$24,820	$26,025
Add interest on convertible notes, net of management fee and taxes	748	-
Total income attributable to GAMCO Investors, Inc.'s shareholders	$25,568	$26,025

Weighted average share outstanding	28,970	29,247
Dilutive stock options and restricted stock awards	190	437
Assumed conversion of convertible notes	2,000	-
Total	31,160	29,684

Diluted net income per share attributable to GAMCO
Investors, Inc.'s shareholders	$0.82	$0.88

F. Debt

Debt consists of the following:

	March 31, 2017		December 31, 2016		March 31, 2016
	Carrying	Fair Value	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2	Value	Level 2
(In thousands)
4.5 % Convertible note	$109,844	111,634	$109,835	$111,525	$-	$-
AC 4% PIK Note	90,000	90,932	100,000	100,930	250,000	249,183
Loan from GGCP	-	-	-	-	20,000	20,161
5.875% Senior notes	24,126	24,558	24,120	24,558	24,103	23,741
Total	$223,970	$227,124	$233,955	$237,013	$294,103	$293,085

4.5% Convertible Note

On August 15, 2016, the Company issued and sold a 5-year, $110 million convertible note (“Convertible Note”).  The note bears interest at a rate of 4.5% per annum and is convertible into shares of the Company’s Class A Common stock (“Class A Stock”) at an initial conversion price of $55.00 per share.  The Convertible Note is initially convertible into two million shares of the Company’s Class A Stock, subject to adjustment pursuant to the terms of the Convertible Note.  The Company is required to repurchase the Convertible Note at the request of the holder on specified dates or after certain circumstances involving a Fundamental Change (as defined in the Convertible Note).  The Company recorded $174,000 of costs in connection with the issuance of the Convertible Note.  GGCP, Inc. (“GGCP”), which owns approximately 63% of the equity interest of the Company, has deposited cash equal to the principal amount of the Note and six months interest (“Initial Deposit”) into an escrow account established pursuant to an escrow agreement by and among GGCP, the Company, the Convertible Note holder and the escrow agent.  In connection with the Initial Deposit made by GGCP, the Company has agreed that GGCP has a right to demand payment in an amount equal to any funds withdrawn from the escrow account by the Convertible Note holder.

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

During the three months ended March 31, 2017, the Company prepaid $10 million of principal of the AC 4% PIK Note against the principal amount due on November 30, 2017.  Of the $90 million principal amount outstanding at March 31, 2017, $20 million is due on November 30, 2018, $20 million is due on November 30, 2019, and $50 million is due on November 30, 2020.

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

At March 31, 2017, December 31, 2016 and March 31, 2016, the debt was recorded at its face value, net of issuance costs, of $24.1 million, $24.1 million and $24.1 million, respectively.

Loan from GGCP

In connection with the Offer, the Company borrowed $35.0 million from GGCP. The loan had a term of one year and bore interest at 90-day LIBOR plus 3.25%, reset and payable quarterly. On March 18, 2016, the Company paid back $15.0 million of the loan.  During the second quarter of 2016 the Company paid back the remaining $20.0 million of the loan.  At March 31, 2016, the debt was recorded at its face value of $20.0 million.

The fair value of the Company's debt, which is a Level 2 valuation, is estimated based on either quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  Inputs in these standard models include credit rating, maturity and interest rate.

G. Stockholders' Equity

Shares outstanding were 29.3 million, 29.5 million and 29.8 million on March 31, 2017, December 31, 2016 and March 31, 2016, respectively.

Dividends

	Payment	Record
	Date	Date	Amount

Three months ended March 31, 2017	March 28, 2017	March 14, 2017	$0.02
Three months ended March 31, 2016	March 29, 2016	March 15, 2016	$0.02

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

As of March 31, 2017, December 31, 2016 and March 31, 2016, there were 420,240 RSA shares, 424,340 RSA shares and 553,100 RSA shares outstanding, respectively, that were previously issued at an average weighted grant price of $65.59, $65.74 and $64.02, respectively. These RSA grants occurred prior to the spin-off of Associated Capital. On November 30, 2015, pursuant to the spin-off, all RSA grant holders received shares of Associated Capital’s Class A common stock as a result of their ownership of their GAMCO unvested RSAs (one share of Associated Capital for each share of GBL). All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee. This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings (deficit) on the declaration date.

ASU 2016-09, which was issued in March 2016 and became effective for interim and annual reporting periods beginning after December 15, 2016, simplifies several aspects of accounting for employee share-based payment transactions. Upon adoption of ASU 2016-09 on January 1, 2017, the Company elected not to change its accounting policy on forfeitures and continue to estimate forfeitures rather than accounting for forfeitures as they occur, an alternative allowed under ASU 2016-09.

For the three months ended March 31, 2017 and March 31, 2016, we recognized stock-based compensation expense of $0.7 million and $1.0 million, respectively. Actual and projected stock-based compensation expense for RSA shares for the years ended December 31, 2016 through December 31, 2024 (based on awards currently issued or granted) is as follows (in thousands):

	2016	2017	2018	2019	2020
Q1	$1,037	$699	$473	$373	$223
Q2	1,036	698	461	373	207
Q3	1,186	614	410	331	171
Q4	691	531	374	302	147
Full Year	$3,950	$2,542	$1,718	$1,379	$748

	2021	2022	2023	2024
Q1	$147	95	$49	$8
Q2	147	95	49	8
Q3	116	67	24	5
Q4	95	49	8	-
Full Year	$505	306	$130	$21

The total compensation cost related to non-vested RSAs not yet recognized is approximately $6.7 million as of March 31, 2017.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  For the three months ended March 31, 2017 and March 31, 2016, the Company repurchased 125,410 shares and 30,503 shares, respectively, at an average price per share of $30.25 and $29.42, respectively. From the inception of the program through March 31, 2017, 10,026,750 shares have been repurchased at an average price of $44.14 per share.  At March 31, 2017, the total shares available under the program to be repurchased in the future were 108,058.

Shelf Registration

On May 4, 2015, the Securities and Exchange Commission (“SEC”) declared effective the “shelf” registration statement filed by the Company. The “shelf” provides the Company with the flexibility of issuing any combination of senior and subordinated debt securities, convertible securities and common and preferred securities up to a total amount of $500 million and replaced the existing shelf registration which expired in May 2015.  As of March 31, 2017, $500 million is available on the shelf.

H. Identifiable Intangible Assets

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the condensed consolidated statements of financial condition at March 31, 2017, December 31, 2016 and March 31, 2016. The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2018. On November 1, 2015, as a result of becoming the advisor to the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million within other assets on the condensed consolidated statement of financial condition at March 31, 2017, December 31, 2016 and March 31, 2016.  The advisory contracts for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. are both next up for renewal in August 2017. The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant. There were no indicators of impairment for the three months ended March 31, 2017 or March 31, 2016, and as such there was no impairment analysis performed or charge recorded.

I. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company's financial condition, operations or cash flows at March 31, 2017.

J. Subsequent Events

On May 1, 2017, GAMCO pre-paid $10 million of the AC 4% PIK Note, which was applied to the $10 million payment due on November 30, 2018.  Of the $80 million principal amount outstanding after this payment, $10 million is due on November 30, 2018, $20 million is due on November 30, 2019, and $50 million is due on November 30, 2020.

On May 3, 2017, the Board of Directors declared its regular quarterly dividend of $0.02 per share to all of its shareholders, payable on July 11, 2017 to shareholders of record on June 27, 2017.

From April 1, 2017 to May 3, 2017, the Company repurchased 12,487 shares at $28.21 per share.  On May 3, 2017, the Board of Directors increased the authorization under the Stock Repurchase Program by an additional 500,000 shares.  As a result, there are 595,571 shares available to be repurchased under this existing buyback plan at May 3, 2017.

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

Our revenues are highly correlated to the level of assets under management and fees associated with our various investment products, rather than our own corporate assets.  Assets under management, which are directly influenced by the level and changes of the overall equity markets, can also fluctuate through acquisitions, the creation of new products, the addition of new accounts, or the loss of existing accounts.  Since various equity products have different fees, changes in our business mix may also affect revenues.  At times, the performance of our equity products may differ markedly from popular market indices, and this can also impact our revenues.  General stock market trends will have the greatest impact on our level of assets under management and hence, on revenues.

We conduct our investment advisory business principally through the following subsidiaries: GAMCO Asset Management Inc. (Institutional and Private Wealth Management) and Gabelli Funds, LLC (Funds).  The distribution of our open-end funds is conducted through G.distributors, our broker-dealer subsidiary.

Assets under management (“AUM”) were $41.4 billion as of March 31, 2017, an increase of $1.7 billion, or 4.2%, from December 31, 2016 of $39.7 billion and an increase of $2.7 billion, or 6.8% from the March 31, 2016 AUM of $38.7 billion.  The first quarter 2017 activity consisted of the addition of $1.2 billion for being named the sub-advisor on the TETON Westwood Mighty MitesSM Fund and the TETON Convertible Securities Fund, net cash outflows of $1.1 billion, $1.7 billion of market appreciation and recurring distributions, net of reinvestments, from open-end and closed-end funds of $0.1 billion.  Average total AUM was $40.6 billion in the 2017 quarter versus $37.5 billion in the prior year period, an increase of 8.3%.

In addition to management fees, we earn incentive fees for certain institutional client assets, certain assets attributable to preferred issues of our closed-end funds and our GDL Fund (NYSE: GDL).  As of March 31, 2017, assets under management with incentive based fees were $2.5 billion unchanged from the $2.5 billion on both December 31, 2016 and March 31, 2016.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 1st Quarter 2017

					Fund
		Market			distributions,
	December 31,	appreciation/	Net cash		net of	March 31,
	2016	(depreciation)	flows		reinvestments	2017
Equities:
Open-end Funds	$13,462	$622	$(365)		$(11)	$13,708
Closed-end Funds	7,150	291	(4)		(122)	7,315
Institutional & PWM - direct	13,441	676	(625)		-	13,492
Institutional & PWM - sub-advisory	3,783	74	1,162	(a)	-	5,019
SICAV	50	2	(3)		-	49
Total Equities	37,886	1,665	165		(133)	39,583
Fixed Income:
Money-Market Fund	1,767	1	(16)		-	1,752
Institutional & PWM	31	-	3		-	34
Total Fixed Income	1,798	1	(13)		-	1,786
Total Assets Under Management	$39,684	$1,666	$152		$(133)	$41,369

(a)	Includes $1.2 billion from being approved as the sub-advisor on two sub-advisory entities as of February 27, 2017.

Table II: Assets Under Management by Quarter

					% Change From
	March 31,		December 31,	March 31,	December 31,	March 31,
	2017		2016	2016	2016	2016
Equities:
Open-end Funds	$13,708		$13,462	$13,807	1.8%	-0.7%
Closed-end Funds	7,315		7,150	6,663	2.3	9.8
Institutional & PWM - direct	13,492		13,441	13,280	0.4	1.6
Institutional & PWM - sub-advisory	5,019	(a)	3,783	3,427	32.7	46.5
SICAV	49		50	38	(2.0)	28.9
Total Equities	39,583		37,886	37,215	4.5	6.4
Fixed Income:
Money-Market Fund	1,752		1,767	1,474	(0.8)	18.9
Institutional & PWM	34		31	32	9.7	6.3
Total Fixed Income	1,786		1,798	1,506	(0.7)	18.6
Total Assets Under Management	$41,369		$39,684	$38,721	4.2	6.8
Institutional & PWM - direct includes $292 million, $290 million and $271 million of Money Market Fund AUM at March 31, 2017, December 31, 2016 and March 31, 2016, respectively.
(a) Added two sub-advisory entities as of February 27, 2017.

DEFERRED COMPENSATION

On December 21, 2015, GAMCO entered into a deferred compensation agreement with Mr. Gabelli whereby his variable compensation for 2016 was in the form of Restricted Stock Units (“RSUs”) determined by the volume-weighted average price (“VWAP”) of the Company’s Class A Stock during 2016 (“2016 RSU”).  When the restrictions lapse on January 1, 2020 (the “Lapse Date”), this RSU agreement can be settled in either cash or stock.  Notwithstanding its ability to settle the RSU agreement in stock, GAMCO currently intends to make a cash payment to Mr. Gabelli on the Lapse Date in an amount, under the terms of the agreement, equal to the number of RSUs valued at the lesser of the VWAP of the Company’s Class A Stock for the 2016 fiscal year or the value on the Lapse Date or, if not a trading day, then the first trading date thereafter.  While the issuance of the award itself does not change Mr. Gabelli’s compensation, the Generally Accepted Accounting Principles (“GAAP”) reporting for his compensation has changed.  The three month 2016 results were materially bolstered by the GAAP-mandated treatment of these RSUs while the three month 2017 results were materially encumbered.  Margins for the first quarter of 2017 and 2016 therefore are not comparable with periods prior to the issuance of the 2016 RSU.  Under GAAP, only 25% of the 2016 RSU expense was recognized in the 2016 year with the remaining 75% amortized as expense in 2017, 2018, and 2019.

On December 23, 2016, GAMCO entered into a second deferred compensation agreement with Mr. Gabelli for the period of January 1, 2017 to June 30, 2017 (“2017 RSU”).  Mr. Gabelli’s compensation for that period will be in the form of an RSU and will vest on July 1, 2018.  For GAAP accounting purposes, the compensation earned from January 1, 2017 to June 30, 2017 will be expensed ratably from January 1, 2017 to June 30, 2018.  As a result, under GAAP, the first half of 2017 will only include 33% of the total 2017 RSU expense with the remaining 67% to be amortized as expense from July 1, 2017 to June 30, 2018.

The GAAP based balance sheets are also impacted; the compensation payable at March 31, 2017 only includes 15/48ths of the 2016 RSU compensation and 1/3rd of the 2017 RSU.  At March 31, 2017, the amount of unrecognized compensation was $59.4 million.

The following tables show a reconciliation of our results for the first quarters of 2017 and 2016, and our balance sheet at March 31, 2017 between the GAAP basis and a non-GAAP adjusted basis as if all of the 2016 RSU and 2017 RSU expenses were recognized in 2016 and 2017, respectively.  We believe this adjusted measure is useful in evaluating the ongoing operating results of the Company absent the material adjustment related to the treatment of the deferred compensation agreement.

	Three Months Ended March 31, 2017

	Reported	Impact of	Impact of
	GAAP	2017 RSU	2016 RSU	Non-GAAP
Revenues
Investment advisory and incentive fees	$74,989	$-	$-	$74,989
Distribution fees and other income	10,928	-	-	10,928
Total revenues	85,917	-	-	85,917
Expenses
Compensation	25,278	9,540	(2,499)	32,319
Management fee	2,164	1,865	(780)	3,249
Distribution costs	10,913	-	-	10,913
Other operating expenses	5,119	-	-	5,119
Total expenses	43,474	11,405	(3,279)	51,600

Operating income	42,443	(11,405)	3,279	34,317
Other income (expense)
Net gain from investments	40	-	-	40
Interest and dividend income	469	-	-	469
Interest expense	(2,832)	-	-	(2,832)
Total other expense, net	(2,323)	-	-	(2,323)
Income before income taxes	40,120	(11,405)	3,279	31,994
Income tax provision	15,300	(4,349)	1,250	12,201
Net income attributable to GAMCO Investors, Inc.'s shareholders	$24,820	$(7,056)	$2,029	$19,793

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.86	$(0.25)	$0.07	$0.68
Diluted	$0.82	$(0.23)	$0.07	$0.66

	Three Months Ended March 31, 2016

	Reported	Impact of
	GAAP	2016 RSU	Non-GAAP
Revenues
Investment advisory and incentive fees	$70,848	$-	$70,848
Distribution fees and other income	10,537	-	10,537
Total revenues	81,385	-	81,385
Expenses
Compensation	20,274	10,412	30,686
Management fee	1,080	2,199	3,279
Distribution costs	10,717	-	10,717
Other operating expenses	4,372	-	4,372
Total expenses	36,443	12,611	49,054

Operating income	44,942	(12,611)	32,331
Other income (expense)
Net gain from investments	223	-	223
Interest and dividend income	368	-	368
Interest expense	(3,406)	-	(3,406)
Total other expense, net	(2,815)	-	(2,815)
Income before income taxes	42,127	(12,611)	29,516
Income tax provision	16,102	(4,820)	11,282
Net income attributable to GAMCO Investors, Inc.'s shareholders	$26,025	$(7,791)	$18,234

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.89	$(0.27)	$0.62
Diluted	$0.88	$(0.26)	$0.61

	March 31, 2017

	Reported	Impact of	Impact of
	GAAP	2017 RSU	2016 RSU	Non-GAAP
ASSETS
Cash and cash equivalents	$88,230	$-	$-	$88,230
Investments in securities	33,190	-	-	33,190
Receivable from brokers	523	-	-	523
Investment advisory fees receivable	29,810	-	-	29,810
Receivable from affiliates	5,325	-	-	5,325
Income tax receivable	12,829	4,635	17,658	35,122
Other assets	12,615	-	-	12,615
Total assets	$182,522	$4,635	$17,658	$204,815

LIABILITIES AND EQUITY
Payable to brokers	10,022	-	-	10,022
Income taxes payable and deferred tax liabilities	19,787	-	-	19,787
Capital lease obligation	5,038	-	-	5,038
Compensation payable	42,295	12,359	47,088	101,742
Payable to affiliates	1,528	-	-	1,528
Accrued expenses and other liabilities	27,942	-	-	27,942
Sub-total	106,612	12,359	47,088	166,059

4.5% Convertible note (due August 15, 2021)	109,844	-	-	109,844
AC 4% PIK Note (due November 30, 2020)	90,000	-	-	90,000
5.875% Senior notes (due June 1, 2021)	24,126	-	-	24,126
Total liabilities	330,582	12,359	47,088	390,029

Equity
GAMCO Investors, Inc. stockholders' equity
Class A Common Stock	14	-	-	14
Class B Common Stock	19	-	-	19
Additional paid-in capital	4,602	-	-	4,602
Retained earnings (deficit)	104,749	(7,724)	(29,430)	67,595
Accumulated other comprehensive income	8,720	-	-	8,720
Treasury stock, at cost	(266,164)	-	-	(266,164)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	(148,060)	(7,724)	(29,430)	(185,214)
Total liabilities and equity (deficit)	$182,522	$4,635	$17,658	$204,815

The following table further illustrates the effect that the GAAP accounting for the compensation deferrals has had to date and will continue to have on our results for 2017 through 2019 under certain assumptions.  For simplicity in arriving at the effect that the 2017 RSU will have, we have assumed that the first quarter RSU expense is predictive of the second quarter 2017 RSU expense, but there is no assurance that this will be the case.

Effect of recording RSU on a GAAP basis versus recording the expense in the period it was earned:

			Full Year
	Q1 2016	Q1 2017	2016	2017	2018	2019

2016 RSU agreement	(12,611)	3,279	(53,516)	12,842	17,123	17,123
2017 RSU agreement	-	(11,405)	-	(11,405)	11,405	-

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared To Three Months Ended March 31, 2016

(Unaudited; in thousands, except per share data)
	2017	2016
Revenues
Investment advisory and incentive fees	$74,989	$70,848
Distribution fees and other income	10,928	10,537
Total revenues	85,917	81,385
Expenses
Compensation	25,278	20,274
Management fee	2,164	1,080
Distribution costs	10,913	10,717
Other operating expenses	5,119	4,372
Total expenses	43,474	36,443
Operating income	42,443	44,942
Other income (expense)
Net gain from trading securities	40	223
Interest and dividend income	469	368
Interest expense	(2,832)	(3,406)
Total other expense, net	(2,323)	(2,815)
Income before income taxes	40,120	42,127
Income tax provision	15,300	16,102
Net income attributable to GAMCO Investors, Inc.'s shareholders	$24,820	$26,025

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.86	$0.89

Diluted	$0.82	$0.88

Overview

Income for the quarter was $24.8 million, or $0.82 per fully diluted share, versus $26.0 million, or $0.88 per fully diluted share, in the prior year’s quarter.  The quarter to quarter comparison was impacted by higher revenues and lower other expense, net partially offset by higher variable compensation.

Revenues

Investment advisory and incentive fees for the first quarter 2017 were $75.0 million, 5.9% higher than the 2016 comparative figure of $70.8 million.  Open-end fund revenues increased by 3.8% to $32.5 million from $31.3 million in the first quarter of 2016 driven by a 6.6% increase in average open-end equity AUM.  Our closed-end fund revenues increased 17.6% to $15.4 million in the first quarter 2017 from $13.1 million in 2016 due to a 16.2% increase in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, rose $0.3 million to $26.2 million from $25.9 million in first quarter 2016.  There were no incentive fees earned during the first quarters of 2017 or 2016.  Revenues relating to the SICAV were $0.9 million in the first quarter of 2017 versus $0.5 million in the first quarter of 2016.

Open-end fund distribution fees and other income were $10.9 million for the first quarter 2017, an increase of $0.4 million or 3.8% from $10.5 million in the prior year period, primarily due to higher average AUM in open-end equity funds that generate distribution fees and decreased level of sales of load shares of open-end funds.

Expenses

Compensation costs, which are largely variable, were $25.3 million or 24.6% higher than prior year compensation costs of $20.3 million.  The deferred compensation agreement entered into by the Company with Mr. Gabelli for the first half of 2017 (“2017 RSU”) resulted in variable compensation being reduced by $9.5 million during the first quarter of 2017.  This expense will be recognized ratably over the vesting period through July 1, 2018.  The deferred compensation agreement relating to all of 2016 (“2016 RSU”) resulted in variable compensation for the first quarter of 2017 being increased by $2.5 million while the variable compensation for the first quarter of 2016 was reduced by $10.4 million.  The remainder of the quarter over quarter increase was comprised of a $1.8 million increase in variable compensation related to the increased levels of AUM, a $0.1 million increase in fixed compensation, offset by a $0.3 million decrease in stock compensation expense.

Management fee expense, which is wholly variable and based on pretax income, increased to $2.2 million in the first quarter of 2017 from $1.1 million in the 2016 period.  The management fee expense for the first quarter of 2016 was lower by $2.2 million due to the accounting for the 2016 RSU while the management fee for the first quarter of 2017 was higher by $1.0 million due to the 2016 RSU but $2.8 million lower due to the 2017 RSU.

Distribution costs were $10.9 million, an increase of $0.2 million or 1.9% from $10.7 million in the prior year’s period.

Other operating expenses were $5.1 million in the first quarter of 2017, an increase of $0.7 million, or 15.9%, from $4.4 million in the first quarter of 2016. The research fee paid to G.research increased to $0.8 million in the first quarter of 2017 from $0.4 million in the prior year quarter.

Operating income for the first quarter of 2017 was $42.4 million, a decrease of $2.5 million, or 5.6%, from the $44.9 million in the first quarter of 2016.  Operating income, as a percentage of revenues, was 49.4% in the 2017 quarter as compared to 55.2% in the 2016 quarter.

Other expense

Total other expense, net was an expense of $2.3 million for the first quarter 2017 versus an expense of $2.8 million in the prior year’s quarter.  Net gains from trading securities decreased to $40,000 in the first quarter of 2017.  Interest and dividend income increased to $0.5 million in the first quarter 2017 from $0.4 million in the first quarter 2016.  Interest expense decreased $0.6 million to $2.8 million in the first quarter of 2017 from $3.4 million in the first quarter of 2016 as gross debt at March 31, 2017 was $224.0 million down from the $294.1 million at March 31, 2016.

The effective tax rates (“ETR”) for the three months ended March 31, 2017 and March 31, 2016 were 38.1% and 38.2%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments and securities held for investment purposes.  Cash and cash equivalents are comprised primarily of 100% U.S. Treasury money market funds managed by GAMCO.

Summary cash flow data is as follows:

	Three months ended
	March 31,
	2017	2016
Cash flows provided by/(used in) continuing operations :	(in thousands)
Operating activities	$62,778	$30,488
Investing activities	-	308
Financing activities	(14,358)	(16,477)
Increase in cash and cash equivalents from continuing operations	48,420	14,319
Effect of exchange rates on cash and cash equivalents	(2)	7
Net increase	48,418	14,326
Cash and cash equivalents at beginning of period	39,812	13,719
Cash and cash equivalents at end of period	$88,230	$28,045

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

At March 31, 2017, we had total cash and cash equivalents of $88.2 million, an increase of $48.4 million from December 31, 2016 primarily due to the Company’s operating activities described below.  Total debt outstanding at March 31, 2017 was $224 million, consisting of $90 million of a 4% PIK Note due November 30, 2020, $110 million of a 4.5% convertible note due August 15, 2021, and $24.2 million of 5.875% senior notes due 2021.  It is anticipated that the majority of our free cash flow will go towards servicing our debt for the next few years.

For the three months ended March 31, 2017, cash provided by operating activities was $62.8 million, an increase of $32.3 million from cash provided in the prior year period of $30.5 million.  Cash was provided through a decrease in investment advisory fees receivable of $12.5 million, an increase in payable to brokers of $10.0 million, an increase in income taxes payable and deferred tax liabilities of $13.4 million, an increase in compensation payable of $5.1 million, an increase in payable to affiliates of $4.0 million, and $0.1 million from other sources.  Reducing cash was a decrease in net income of $1.2 million, an increase in deferred income taxes of $1.7 million, an increase in income tax receivable and deferred tax assets of $7.8 million, and a decrease to accrued expenses and other liabilities of $2.1 million.  There was no cash provided by investing activities.  Cash used in financing activities in the first three months of 2017 was $14.4 million, including $3.8 million paid for the purchase of treasury stock, and $0.6 million paid in dividends and $10.0 million for the partial repayment for the 4% PIK Note.

For the three months ended March 31, 2016, cash provided by operating activities was $30.5 million.  Cash provided by investing activities, related to proceeds from sales of available for sale securities was $0.3 million in the first three months of 2016.  Cash used in financing activities in the first three months of 2016 was $16.5 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

We have one broker-dealer, G.distributors, which is subject to certain net capital requirements.  G.distributors computes it net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for the broker-dealer at March 31, 2017.  At March 31, 2017, G.distributors had net capital, as defined, of approximately $3.0 million, exceeding the regulatory requirement by approximately $2.8 million.  Net capital requirements for our affiliated broker-dealer may increase in accordance with rules and regulations to the extent they engage in other business activities.

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

With respect to our proprietary investment activities, investments in securities of $33.2 million, $37.3 million and $36.4 million at March 31, 2017, December 31, 2016 and March 31, 2016, respectively, included investments in common stocks of $33.1 million, $37.2 million and $36.4 million, respectively, and investments in closed-end funds of $0.1 million, $0.1 million and $0, respectively.  Of the $33.1 million, $37.2 million and $36.4 million, invested in common stocks at March 31, 2017, December 31, 2016 and March 31, 2016, respectively, $33.1 million, $37.1 million and $36.4 million, respectively, was related to our investment in Westwood Holdings Group Inc.  Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At March 31, 2017, December 31, 2016 and March 31, 2016, there were no securities sold, not yet purchased.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of March 31, 2017 and December 31, 2016.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At March 31, 2017
Equity price sensitive investments, at fair value	$33,190	$29,871	$36,509
At December 31, 2016
Equity price sensitive investments, at fair value	$37,285	$33,557	$41,014

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on March 31, 2017, cash and cash equivalent balance of $88.2 million, a 1% increase in interest rates would increase our interest income by $0.9 million annually.  Given that our current return on these cash equivalent investments in this low interest rate environment is approximately 0.57% annually, an analysis of a 1% decrease is not meaningful.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.  See Note A and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in GAMCO’s 2016 Annual Report on Form 10-K filed with the SEC on March 8, 2017 for details on Critical Accounting Policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, GAMCO is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At March 31, 2017, we had equity investments of $33.2 million.  We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes are recorded as net gain from investments in the condensed consolidated statements of income while the available for sale portfolio changes are recorded in accumulated other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Co-Chief Accounting Officers (“CAOs”), to allow timely decisions regarding required disclosure.  Our CEO and CAOs participated in this evaluation and concluded that, as of the date of March 31, 2017, our disclosure controls and procedures were effective.

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

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at March 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended March 31, 2017:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
1/01/17 - 1/31/17	41,726	$31.15	41,726	191,742
2/01/17 - 2/28/17	76,303	29.89	76,303	115,439
3/01/17 - 3/31/17	7,381	28.76	7,381	108,058
Totals	125,410	$30.25	125,410

Item 6.          (a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of co-CAO pursuant to Rule 13a-14(a).

31.3	Certification of co-CAO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of co-CAOs pursuant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer	Title: Co-Chief Accounting Officer

Date: May 3, 2017	Date: May 3, 2017