Form 10-Q
period 2017-06-30
GAMCO INVESTORS, INC. ET AL
filed 2017-08-03
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
or
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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.
Class		Outstanding at July 31, 2017
Class A Common Stock, .001 par value	(Including 420,240 restricted stock awards)	10,208,724
Class B Common Stock, .001 par value		19,092,168

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended June 30, 2017 and 2016
- Six months ended June 30, 2017 and 2016

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended June 30, 2017 and 2016
- Six months ended June 30, 2017 and 2016

Condensed Consolidated Statements of Financial Condition:
- June 30, 2017
- December 31, 2016
- June 30, 2016

Condensed Consolidated Statements of Equity:
- Six months ended June 30, 2017 and 2016

Condensed Consolidated Statements of Cash Flows:
- Six months ended June 30, 2017 and 2016

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Investment advisory and incentive fees	$76,625	$72,794	$151,614	$143,642
Distribution fees and other income	10,975	11,150	21,903	21,687
Total revenues	87,600	83,944	173,517	165,329
Expenses
Compensation	29,437	20,623	54,715	40,897
Management fee	2,356	1,133	4,520	2,213
Distribution costs	10,795	10,501	21,708	21,218
Other operating expenses	5,352	4,940	10,471	9,312
Total expenses	47,940	37,197	91,414	73,640

Operating income	39,660	46,747	82,103	91,689
Other income (expense)
Net gain/(loss) from investments	(14)	240	26	463
Interest and dividend income	551	365	1,020	733
Interest expense	(2,749)	(3,168)	(5,581)	(6,574)
Total other income/(expense), net	(2,212)	(2,563)	(4,535)	(5,378)
Income before income taxes	37,448	44,184	77,568	86,311
Income tax provision	14,554	16,641	29,854	32,743
Net income attributable to GAMCO Investors, Inc.'s shareholders	$22,894	$27,543	$47,714	$53,568

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.79	$0.94	$1.65	$1.83

Diluted	$0.76	$0.93	$1.58	$1.82

Weighted average shares outstanding:
Basic	28,896	29,234	28,933	29,241

Diluted	31,100	29,522	31,130	29,510

Dividends declared:	$0.02	$0.02	$0.04	$0.04

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$22,894	$27,543	$47,714	$53,568
Other comprehensive gain/(loss), net of tax:
Foreign currency translation	37	(65)	47	(93)
Net unrealized losses on securities available for sale (a)	1,259	(2,766)	(1,302)	(183)
Other comprehensive income / (loss)	1,296	(2,831)	(1,255)	(276)

Comprehensive income attributable to GAMCO Investors, Inc.	$24,190	$24,712	$46,459	$53,292

(a) Net of income tax benefit of $739, ($1,624), ($765) and ($107), respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	June 30,	December 31,	June 30,
	2017	2016	2016
ASSETS
Cash and cash equivalents	$90,405	$39,812	$24,224
Investments in securities	35,225	37,285	32,079
Receivable from brokers	843	453	230
Investment advisory fees receivable	27,495	43,736	31,811
Receivable from affiliates	4,893	5,960	-
Income tax receivable and deferred tax asset	19,361	9,349	11,905
Other assets	12,709	12,634	13,665
Total assets	$190,931	$149,229	$113,914

LIABILITIES AND EQUITY
Payable to brokers	$4,670	$66	$45
Income taxes payable and deferred tax liabilities	3,486	3,815	822
Capital lease obligation	5,008	5,066	5,120
Compensation payable	53,642	42,384	25,592
Payable to affiliates	2,387	1,412	1,226
Accrued expenses and other liabilities	28,791	29,178	30,483
Sub-total	97,984	81,921	63,288

4.5% Convertible note (net of issuance costs of $147, $165 and $0, respectively)
(due August 15, 2021) (Note F)	109,853	109,835	-
AC 4% PIK Note (due November 30, 2020) (Note F)	80,000	100,000	250,000
Loan from GGCP (due ) (Note F)
5.875% Senior notes (net of issuance costs of $93, $105 and $116, respectively)
(due June 1, 2021) (Note F)	24,132	24,120	24,109
Total liabilities	311,969	315,876	337,397

Commitments and contingencies (Note I)	-	-	-

Equity
GAMCO Investors, Inc. stockholders' equity
Preferred stock, $.001 par value;10,000,000 shares authorized;
none issued and outstanding	-	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
15,475,025, 15,477,082 and 15,482,982 issued, respectively;10,208,724,
10,369,601 and 10,681,153 outstanding, respectively	14	14	14
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 19,092,168, 19,093,311 and 19,093,311 shares
outstanding, respectively	19	19	19
Additional paid-in capital	8,981	3,903	2,417
Retained earnings (deficit)	127,058	80,515	18,155
Accumulated other comprehensive income	10,016	11,271	8,839
Treasury stock, at cost (5,266,301, 5,107,481 and 4,801,829 shares, respectively)	(267,126)	(262,369)	(252,927)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	(121,038)	(166,647)	(223,483)

Total liabilities and equity (deficit)	$190,931	$149,229	$113,914

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Six Months Ended June 30, 2017

	GAMCO Investors, Inc. stockholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2016	$33	$3,903	$80,515	$11,271	$(262,369)	$(166,647)
Net income	-	-	47,714	-	-	47,714
Net unrealized loss on
securities available for sale,
net of income tax benefit ($752)	-	-	-	(1,281)	-	(1,281)
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax benefit ($13)	-	-	-	(21)	-	(21)
Foreign currency translation	-	-	-	47	-	47
Dividends declared ($0.04 per
share)	-	-	(1,171)	-	-	(1,171)
Stock based compensation
expense	-	5,078	-	-	-	5,078
Purchase of treasury stock	-	-	-	-	(4,757)	(4,757)
Balance at June 30, 2017	$33	$8,981	$127,058	$10,016	$(267,126)	$(121,038)

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Six Months Ended June 30, 2016

	GAMCO Investors, Inc. stockholders
				Accumulated
		Additional	Retained	Other
	Common	Paid-in	Earnings	Comprehensive	Treasury
	Stock	Capital	(Deficit)	Income	Stock	Total
Balance at December 31, 2015	$33	$345	$(34,224)	$9,115	$(251,596)	$(276,327)
Net income	-	-	53,568	-	-	53,568
Net unrealized losses on
securities available for sale,
net of income tax benefit ($49)	-	-	-	(85)	-	(85)
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax expense ($58)	-	-	-	(98)	-	(98)
Foreign currency translation	-	-	-	(93)	-	(93)
Dividends declared ($0.04 per
share)	-	-	(1,189)	-	-	(1,189)
Stock based compensation
expense	-	2,072	-	-	-	2,072
Purchase of treasury stock	-	-	-	-	(1,331)	(1,331)
Balance at June 30, 2016	$33	$2,417	$18,155	$8,839	$(252,927)	$(223,483)

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net income	$47,714	$53,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	294	313
Stock based compensation expense	5,078	2,072
Deferred income taxes	(5,698)	(2,016)
Foreign currency translation loss	47	(93)
Cost basis of donated securities	16	65
Net gains on sales of available for sale securities	-	(4)
(Increase) decrease in assets:
Investments in trading securities	27	223
Receivable from affiliates	1,069	5,036
Receivable from brokers	(390)	861
Investment advisory fees receivable	16,241	(762)
Income taxes receivable and deferred tax assets	(10,013)	(5,118)
Other assets	(357)	(769)
Increase (decrease) in liabilities:
Payable to affiliates	974	(6,461)
Payable to brokers	4,604	32
Income taxes payable and deferred tax liabilities	6,134	(1,875)
Compensation payable	11,254	1,172
Accrued expenses and other liabilities	(458)	1,533
Total adjustments	28,822	(5,791)
Net cash provided by operating activities	$76,536	$47,777

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Investing activities
Purchases of available for sale securities	$(50)	$(213)
Proceeds from sales of available for sale securities	-	408
Net cash provided by investing activities	(50)	195

Financing activities
Dividends paid	(1,156)	(1,170)
Purchase of treasury stock	(4,757)	(1,331)
Repayment of AC 4% PIK Note	(20,000)	-
Repayment of loan from GGCP	-	(35,000)
Amortization of debt issuance costs	30	12
Net cash (used in) provided by financing activities	(25,883)	(37,489)
Effect of exchange rates on cash and cash equivalents	(10)	22
Net increase in cash and cash equivalents	50,593	10,505
Cash and cash equivalents at beginning of period	39,812	13,719
Cash and cash equivalents at end of period	$90,405	$24,224
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,824	$1,089
Cash paid for taxes	$38,905	$39,354

Non-cash activity:
-	For the six months ended June 30, 2017 and June 30, 2016, the Company accrued dividends on restricted stock awards of $15 and $19, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in the Accounting Standards Codification ("Codification") Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification.  The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.  In March 2016, the FASB issued revised guidance which clarifies the guidance related to (a) determining the appropriate unit of account under the revenue standard’s principal versus agent guidance and (b) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. In April 2016, the FASB issued an amendment to provide more detailed guidance including additional implementation guidance and examples related to a) identifying performance obligations and b) licenses of intellectual property. In May 2016, the FASB amended the standard to clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration, and certain transition matters. This new guidance will be effective for the Company's first quarter of 2018 and requires either a full retrospective or a modified retrospective approach to adoption. The Company’s implementation analysis is ongoing; however, it does not expect the adoption of the guidance to have a significant effect on the timing of the recognition of revenue. The Company is currently evaluating performance obligations and the related transaction costs. The Company is also reviewing and preparing for the enhanced disclosure requirements of the standard.  The overall effect upon adoption may change based on further analysis and implementation efforts. The Company has not yet determined which transition method it will use.

In January 2016, the FASB issued ASU 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. To adopt the amendments, entities will be required to make a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective. This new guidance will be effective for the Company’s first quarter of 2018. Upon adoption of this guidance, changes in the fair value of the Company’s available-for-sale investments will be reported through earnings rather than through other comprehensive income.

In February 2016, the FASB issued ASU 2016-02, which amends the guidance in U.S. GAAP for the accounting for leases.  ASU 2016-02 requires a lessee to recognize assets and liabilities arising from most operating leases in the condensed consolidated statement of financial position. It requires these operating leases to be recorded on the balance sheet as right of use assets and offsetting lease liability obligations.  This new guidance will be effective for the Company’s first quarter of 2019. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public companies, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.  The Company adopted this guidance on January 1, 2017 without a material impact to the consolidated financial statements.  Please see Note D.

In August 2016, the FASB issued ASU 2016-15, which adds and clarifies guidance on the classification of certain cash receipts and payments in the consolidated statements of cash flows.  This guidance is intended to unify the currently diverse presentations and classifications, which address eight classification issues related to the statement of cash flows, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This new guidance will be effective for the Company’s first quarter of 2018 and requires a retrospective approach to adoption. The Company is currently evaluating the potential effect of this new guidance on its condensed consolidated financial statements and the related disclosures.

In January 2017, the FASB issued ASU 2017-04 to simplify the process used to test for goodwill impairment.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This new guidance will be effective for the Company’s first quarter of 2020. The Company is currently evaluating the potential effect of this new guidance on its condensed consolidated financial statements and related disclosures.

On May 10, 2017, the FASB issued ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements.  The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718.  Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification.  For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period.  This ASU, which we did not early adopt, would not have impacted the accounting for the acceleration of vesting of restricted stock awards during the quarter ended June 30, 2017.

B.  Investment in Securities

Investments in securities at June 30, 2017, December 31, 2016 and June 30, 2016 consisted of the following:

	June 30, 2017		December 31, 2016		June 30, 2016
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Common stocks	$20	$26	$51	$54	$16	$17
Mutual Funds	1	1	-	-	-	-
Total trading securities	21	27	51	54	16	17

Available for sale securities:
Common stocks	18,773	35,088	18,739	37,131	17,642	32,062
Closed-end funds	99	110	99	100	-	-
Total available for sale securities	18,872	35,198	18,838	37,231	17,642	32,062

Total investments in securities	$18,893	$35,225	$18,889	$37,285	$17,658	$32,079

There were no securities sold, not yet purchased at June 30, 2017, December 31, 2016 and June 30, 2016.

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

The following table identifies all reclassifications out of accumulated other comprehensive income (“AOCI”) into income for the three and six months ended June 30, 2017 and 2016 (in thousands):

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Three Months Ended June 30,
2017	2016
$-	$2	Net gain from investments	Realized gain on sale of AFS securities
34	152	Other operating expenses/net gains from investments	Realized gain on donations of AFS securities
34	154	Income before income taxes
(13)	(57)	Income tax provision
$21	$97	Net income

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Six Months Ended June 30,
2017	2016
$-	$4	Net gain from investments	Realized gain on sale of AFS securities
34	152	Other operating expenses/net gains from investments	Realized gain on donations of AFS securities
		Net gain from investments	Other than temporary impairment of AFS securities
34	156	Income before income taxes
(13)	(58)	Income tax provision
$21	$98	Net income

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of June 30, 2017, December 31, 2016 and June 30, 2016:

	June 30, 2017
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$18,773	$16,315	$-	$35,088
Closed-end funds	99	11	-	110
Total available for sale securities	$18,872	$16,326	$-	$35,198

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$18,739	$18,392	$-	$37,131
Closed-end funds	99	1	-	100
Total available for sale securities	$18,838	$18,393	$-	$37,231

	June 30, 2016
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$17,642	$14,420	$-	$32,062
Total available for sale securities	$17,642	$14,420	$-	$32,062

A net unrealized gain, net of taxes, for the three months ended June 30, 2017 of $1.3 million has been included in other comprehensive income, a component of equity, at June 30, 2017.  A net unrealized loss, net of taxes, for the three months ended June 30, 2016 of $2.8 million has been included in other comprehensive income, a component of equity, at June 30, 2016.  There were no sales of investments available for sale for the three months ended June 30, 2017.  During the three months ended June 30, 2016, proceeds from the sales of investments available for sale were approximately $100,000 and gross gains on the sale of investments available for sale amounted to $2,000 and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no realized losses on the sale of investments available for sale for the three months ended June 30, 2017 or June 30, 2016.  A net unrealized loss, net of taxes, for the six months ended June 30, 2017 and June 30, 2016 of $1.3 million and $0.2 million, respectively, has been included in other comprehensive income, a component of equity, at June 30, 2017 and June 30, 2016, respectively.  There were no sales of investments available for sale for the six months ended June 30, 2017.  During the six months ended June 30, 2016, proceeds from the sales of investments available for sale were approximately $408,000 and gross gains on the sale of investments available for sale amounted to $4,000 and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no realized losses on the sale of investments available for sale for the six months ended June 30, 2017 or June 30, 2016.  The basis on which the cost of a security sold is determined using specific identification.  Accumulated other comprehensive income on the condensed consolidated statements of equity is primarily comprised of unrealized gains/losses, net of taxes, for AFS securities.

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

There were no investments classified as available for sale that were in an unrealized loss position at June 30, 2017, December 31, 2016 or June 30, 2016.

For the three and six months ended June 30, 2017 and 2016 there were no losses on available for sale securities that were deemed to be other than temporary.

C. Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of June 30, 2017, December 31, 2016 and June 30, 2016 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2017 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	June 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2017
Cash equivalents	$90,206	$-	$-	$90,206
Investments in securities:
AFS - Common stocks	35,088	-	-	35,088
AFS - Closed-end Funds	110	-	-	110
Trading - Common stocks	26	-	-	26
Trading - Mutual Funds	1	-	-	1
Total investments in securities	35,225	-	-	35,225
Total assets at fair value	$125,431	$-	$-	$125,431

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2016 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2016
Cash equivalents	$39,638	$-	$-	$39,638
Investments in securities:
AFS - Common stocks	37,131	-	-	37,131
AFS - Closed-end Funds	100	-	-	100
Trading - Common stocks	54	-	-	54
Total investments in securities	37,285	-	-	37,285
Total assets at fair value	$76,923	$-	$-	$76,923

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2016 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	June 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2016
Cash equivalents	$23,988	$-	$-	$23,988
Investments in securities:
AFS - Common stocks	32,062	-	-	32,062
Trading - Common stocks	17	-	-	17
Total investments in securities	32,079	-	-	32,079
Total assets at fair value	$56,067	$-	$-	$56,067

During the quarters ended June 30, 2017 and 2016, there were no transfers between any Level 1 and Level 2 holdings, or between Level 1 and Level 3 holdings.

D. Income Taxes

The effective tax rate (“ETR”) for the three months ended June 30, 2017 and June 30, 2016 was 38.9% and 37.7%, respectively.  The ETR for the six months ended June 30, 2017 and June 30, 2016 was 38.5% and 37.9%, respectively.

ASU 2016-09, which was issued in March 2016 and became effective for interim and annual reporting periods beginning after December 15, 2016, simplifies several aspects of accounting for employee share-based payment transactions. Upon adoption of ASU 2016-09 on January 1, 2017, our accounting for excess tax benefits has changed and adopted prospectively, resulting in recognition of excess tax benefits or tax deficiencies against income tax expenses rather than additional paid-in capital.  During the three and six months ended June 30, 2017, the ETR was higher by 0.6% and 0.3%, respectively, as a result of a reduction to previously recorded stock compensation tax benefits.

E. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Basic:
Net income attributable to GAMCO Investors, Inc.'s
shareholders	$22,894	$27,543	$47,714	$53,568
Weighted average shares outstanding	28,896	29,234	28,933	29,241
Basic net income per share attributable to GAMCO
Investors, Inc.'s shareholders	$0.79	$0.94	$1.65	$1.83

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$22,894	$27,543	$47,714	$53,568
Add interest on convertible note, net of management fee and taxes	748	-	1,496	-
Total income attributable to GAMCO Investors, Inc.'s shareholders	$23,642	$27,543	$49,210	$53,568

Weighted average share outstanding	28,896	29,234	28,933	29,241
Restricted stock awards	204	288	197	269
Assumed conversion of convertible note	2,000	-	2,000	-
Total	31,100	29,522	31,130	29,510

Diluted net income per share attributable to GAMCO
Investors, Inc.'s shareholders	$0.76	$0.93	$1.58	$1.82

F. Debt

Debt consists of the following:

	June 30, 2017		December 31, 2016		June 30, 2016
	Carrying	Fair Value	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2	Value	Level 2
(In thousands)
4.5 % Convertible note	$109,853	112,176	$109,835	$111,525	$-	$-
AC 4% PIK Note	80,000	91,599	100,000	100,930	250,000	251,909
5.875% Senior notes	24,132	24,822	24,120	24,558	24,109	24,483
Total	$213,985	$228,597	$233,955	$237,013	$274,109	$276,392

4.5% Convertible Note

On August 15, 2016, the Company issued and sold a 5-year, $110 million convertible note (“Convertible Note”).  The note bears interest at a rate of 4.5% per annum and is convertible into shares of the Company’s Class A Common stock (“Class A Stock”) at an initial conversion price of $55.00 per share.  The Convertible Note is initially convertible into two million shares of the Company’s Class A Stock, subject to adjustment pursuant to the terms of the Convertible Note.  The Company is required to repurchase the Convertible Note at the request of the holder on specified dates or after certain circumstances involving a Fundamental Change (as defined in the Convertible Note).  The Company recorded $174,000 of costs in connection with the issuance of the Convertible Note.  GGCP, Inc. (“GGCP”), which owns approximately 63 % of the equity interest of the Company, has deposited cash equal to the principal amount of the Note and six months interest (“Initial Deposit”) into an escrow account established pursuant to an escrow agreement by and among GGCP, the Company, the Convertible Note holder and the escrow agent.  In connection with the Initial Deposit made by GGCP, the Company has agreed that GGCP has a right to demand payment in an amount equal to any funds withdrawn from the escrow account by the Convertible Note holder.

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

During the three and six months ended June 30, 2017, the Company prepaid $10 million and $20 million, respectively, of principal of the AC 4% PIK Note against the principal amount due on November 30, 2018.  Of the $80 million principal amount outstanding after this payment, $10 million is due on November 30, 2018, $20 million is due on November 30, 2019, and $50 million is due on November 30, 2020.

5.875% Senior notes

On May 31, 2011, the Company issued 10-year, $100 million senior notes (“Senior Notes”).  The Senior Notes mature on June 1, 2021 and bear interest at 5.875% per annum, payable semi-annually on June 1 and December 1 of each year and commenced on December 1, 2011.  Upon the occurrence of a change of control triggering event, as defined in the indenture, the Company would be required to offer to repurchase the Senior Notes at 101% of their principal amount.

At June 30, 2017, December 31, 2016 and June 30, 2016, the debt was recorded at its face value, net of issuance costs, of $24.1 million, $24.1 million and $24.1 million, respectively.

The fair value of the Company’s debt, which is a Level 2 valuation, is estimated based on either quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  Inputs in these standard models include credit rating, maturity and interest rate.

G. Stockholders’ Equity

Shares outstanding were 29.3 million, 29.5 million and 29.8 million on June 30, 2017, December 31, 2016 and June 30, 2016, respectively.

Dividends

	Payment	Record
	Date	Date	Amount

Three months ended March 31, 2017	March 28, 2017	March 14, 2017	$0.02
Three months ended June 30, 2017	July 11, 2017	June 27, 2017	0.02
Six months ended June 30, 2017			$0.04

	Payment	Record
	Date	Date	Amount

Three months ended March 31, 2016	March 29, 2016	March 15, 2016	$0.02
Three months ended June 30, 2016	June 28, 2016	June 14, 2016	0.02
Six months ended June 30, 2016			$0.04

Voting Rights

The holders of Class A Stock and Class B Common stock (“Class B Stock”) have identical rights except that (i) holders of Class A Stock are entitled to one vote per share, while holders of Class B Stock are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (ii) holders of Class A Stock are not eligible to vote on matters relating exclusively to Class B Stock and vice versa.

Stock Award and Incentive Plan

The Company maintains two Plans approved by the shareholders, which are designed to provide incentives which will attract and retain individuals key to the success of GBL through direct or indirect ownership of our common stock. Benefits under the Plans may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards. A maximum of 7.5 million shares of Class A Stock have been reserved for issuance under the Plans by a committee of the Board of Directors responsible for administering the Plans (“Compensation Committee”). Under the Plans, the committee may grant RSAs and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine.

As of June 30, 2017, December 31, 2016 and June 30, 2016, there were 420,240 RSA shares, 424,340 RSA shares and 549,700 RSA shares outstanding, respectively, that were previously issued at an average weighted grant price of $65.59, $65.74 and $63.99, respectively. These RSA grants occurred prior to the spin-off of Associated Capital (“AC”). On November 30, 2015, pursuant to the spin-off, all RSA grant holders received shares of AC’s Class A common stock as a result of their ownership of their GAMCO unvested RSAs (one share of AC for each share of GBL). All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee. This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings (deficit) on the declaration date.

On June 1, 2017, the Compensation Committee of AC accelerated the vesting of all 420,240 AC RSAs outstanding effective June 15, 2017.  As a result, GBL recorded an incremental $3.7 million of stock-based compensation for the three and six months ended June 30, 2017.  This amount related to GBL teammates who held AC RSAs.  While there will be no further expense related to these AC RSAs recorded by GBL after the second quarter ended June 30, 2017, there will be expense for the still outstanding GBL RSAs.  See table below for the impact by quarter.

ASU 2016-09, which was issued in March 2016 and became effective for interim and annual reporting periods beginning after December 15, 2016, simplifies several aspects of accounting for employee share-based payment transactions.  Upon adoption of ASU 2016-09 on January 1, 2017, the Company elected not to change its accounting policy on forfeitures and continue to estimate forfeitures rather than accounting for forfeitures as they occur, an alternative allowed under ASU 2016-09.  The Company’s accounting treatment for excess tax benefits or tax deficiencies also changed with the adoption of ASU 2016-09 on January 1, 2017. Excess tax benefits or tax deficiencies are now required to be recorded within the income tax expense line in the consolidated statement of income rather than to additional paid-in capital within the condensed consolidated statement of financial condition.  During the three and six months ended June 30, 2017, the Company reduced previously recorded tax benefits relating to RSA expense by $(0.3) million on RSAs that vested.

For the three months ended June 30, 2017 and June 30, 2016, we recognized stock-based compensation expense of $4.4 million and $1.0 million, respectively.  For the six months ended June 30, 2017 and June 30, 2016, we recognized stock-based compensation expense of $5.1 million and $2.1 million, respectively.  The three and six month amounts include the $3.7 million related to the AC RSAs’ accelerated vesting mentioned above.  All stock-based compensation expense in future periods will relate to GBL RSAs only.

Actual and projected stock-based compensation expense for RSA shares for the years ended December 31, 2016 through December 31, 2024 is as follows (in thousands):

	2016	2017	2018	2019	2020	2021	2022	2023	2024
Q1	$1,037	$699	$237	$187	$114	$75	$49	$25	$4
Q2	1,036	4,381	232	187	106	75	49	25	4
Q3	1,186	307	206	165	88	59	35	12	3
Q4	691	264	187	150	75	49	25	4	-
Full Year	$3,950	$5,651	$862	$689	$383	$258	$158	$66	$11

The total compensation cost related to non-vested RSAs not yet recognized is approximately $3.0 million as of June 30, 2017.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  On May 3, 2017, our Board of Directors authorized an incremental 500,000 shares to be added to the current buyback authorization.  For the three months ended June 30, 2017 and June 30, 2016, the Company repurchased 33,410 shares and 12,532 shares, respectively, at an average price per share of $28.80 and $34.61, respectively.  For the six months ended June 30, 2017 and June 30, 2016, the Company repurchased 158,820 shares and 43,035 shares, respectively, at an average price per share of $29.94 and $30.93, respectively.  From the inception of the program through June 30, 2017, 10,060,160 shares have been repurchased at an average price of $44.09 per share.  At June 30, 2017, the total shares available under the program to be repurchased in the future were 574,648.

Shelf Registration

On May 4, 2015, the Securities and Exchange Commission (“SEC”) declared effective the “shelf” registration statement filed by the Company. The “shelf” provides the Company with the flexibility of issuing any combination of senior and subordinated debt securities, convertible securities and common and preferred securities up to a total amount of $500 million and replaced the existing shelf registration which expired in May 2015.  As of June 30, 2017, $500 million is available on the shelf.

H. Identifiable Intangible Assets

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the condensed consolidated statements of financial condition at June 30, 2017, December 31, 2016 and June 30, 2016. The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2018. On November 1, 2015, as a result of becoming the advisor to the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million within other assets on the condensed consolidated statement of financial condition at June 30, 2017, December 31, 2016 and June 30, 2016.  The advisory contracts for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. are both next up for renewal in August 2017. The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant. There were no indicators of impairment for the three months ended June 30, 2017 or June 30, 2016, and as such there was no impairment analysis performed or charge recorded.

I. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at June 30, 2017.

J. Subsequent Events

On August 3, 2017, the Board of Directors declared its regular quarterly dividend of $0.02 per share to all of its shareholders, payable on September 26, 2017 to shareholders of record on September 12, 2017.

On August 3, 2017, the Board of Directors increased the authorization under the Stock Repurchase Program by an additional 425,352 shares.  As a result, there are 1,000,000 shares available to be repurchased under this existing buyback plan.

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

Assets under management (“AUM”) were $41.3 billion as of June 30, 2017, a decrease of $0.1 billion, or 0.1%, from March 31, 2017 of $41.4 billion and an increase of $2.0 billion, or 5.2% from the June 30, 2016 AUM of $39.3 billion.  The second quarter 2017 activity consisted of net cash outflows of $0.6 billion, $0.7 billion of market appreciation and recurring distributions, net of reinvestments, from open-end and closed-end funds of $0.1 billion.  Average total AUM was $41.5 billion in the 2017 quarter versus $38.9 billion in the prior year period, an increase of 6.7%.

In addition to management fees, we earn incentive fees for certain institutional client assets, certain assets attributable to preferred issues of our closed-end funds and our GDL Fund (NYSE: GDL).  As of June 30, 2017, assets under management with incentive based fees were $2.5 billion unchanged from the $2.5 billion on both March 31, 2017 and June 30, 2016.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 2nd Quarter 2017

				Fund
		Market		distributions,
	March 31,	appreciation/	Net cash	net of	June 30,
	2017	(depreciation)	flows	reinvestments	2017
Equities:
Open-end Funds	$13,708	$215	$(339)	$(10)	$13,574
Closed-end Funds	7,315	172	(10)	(118)	7,359
Institutional & PWM - direct	13,492	234	(289)	-	13,437
Institutional & PWM - sub-advisory	5,019	80	(51)	-	5,048
SICAV	49	2	(1)	-	50
Total Equities	39,583	703	(690)	(128)	39,468
Fixed Income:
Money-Market Fund	1,752	4	57	-	1,813
Institutional & PWM	34	-	(5)	-	29
Total Fixed Income	1,786	4	52	-	1,842
Total Assets Under Management	$41,369	$707	$(638)	$(128)	$41,310

Table II: Fund Flows - Year to date June 2017

					Fund
		Market			distributions,
	December 31,	appreciation/	Net cash		net of	June 30,
	2016	(depreciation)	flows		reinvestments	2017
Equities:
Open-end Funds	$13,462	$837	$(704)		$(21)	$13,574
Closed-end Funds	7,150	463	(14)		(240)	7,359
Institutional & PWM - direct	13,441	910	(914)		-	13,437
Institutional & PWM - sub-advisory	3,783	154	1,111	(a)	-	5,048
SICAV	50	4	(4)		-	50
Total Equities	37,886	2,368	(525)		(261)	39,468
Fixed Income:
Money-Market Fund	1,767	5	41		-	1,813
Institutional & PWM	31	-	(2)		-	29
Total Fixed Income	1,798	5	39		-	1,842
Total Assets Under Management	$39,684	$2,373	$(486)		$(261)	$41,310

(a) Includes $1.2 billion from being approved as the sub-advisor on two sub-advisory entities as of February 27, 2017.

Table III: Assets Under Management by Quarter

				% Change From
	June 30,	March 31,	June 30,	March 31,	June 30,
	2017	2017	2016	2017	2016
Equities:
Open-end Funds	$13,574	$13,708	$13,981	(1.0%)	(2.9%)
Closed-end Funds	7,359	7,315	6,917	0.6	6.4
Institutional & PWM - direct	13,437	13,492	13,326	(0.4)	0.8
Institutional & PWM - sub-advisory	5,048	5,019	3,459	0.6	45.9
SICAV	50	49	40	2.0	25.0
Total Equities	39,468	39,583	37,723	(0.3)	4.6
Fixed Income:
Money-Market Fund	1,813	1,752	1,518	3.5	19.4
Institutional & PWM	29	34	32	(14.7)	(9.4)
Total Fixed Income	1,842	1,786	1,550	3.1	18.8
Total Assets Under Management	$41,310	$41,369	$39,273	(0.1%)	5.2%

Institutional & PWM - direct includes $300 million, $292 million and $307 million of Money Market Fund AUM at June 30, 2017, March 31, 2017 and June 30, 2016, respectively.

DEFERRED COMPENSATION

On December 21, 2015, GAMCO entered into a deferred compensation agreement with Mr. Gabelli whereby his variable cash compensation for 2016 was deferred (“2016 Deferred Cash Compensation Agreement” or “2016 DCCA”).  When the restrictions lapse on January 1, 2020 (the “Lapse Date”), the 2016 DCCA can be settled in either cash or stock.  Notwithstanding its ability to settle this agreement in stock, GAMCO currently intends to make a cash payment to Mr. Gabelli on the Lapse Date.  While the agreement itself does not change Mr. Gabelli’s compensation, the Generally Accepted Accounting Principles (“GAAP”) reporting for his compensation has changed.  The three and six month 2016 results were materially bolstered by the GAAP-mandated treatment of this agreement while the three and six month 2017 results were materially encumbered.  Under GAAP, only 25% of this expense was recognized in the 2016 year, 12.5% was recognized in the first half of 2017, and the remaining 62.5% will be amortized ratably as expense in the second half of 2017 and in 2018 and 2019.

On December 23, 2016, GAMCO entered into a second deferred compensation agreement with Mr. Gabelli for the period of January 1, 2017 to June 30, 2017 (“2017 Deferred Cash Compensation Agreement” or “2017 DCCA”).  Mr. Gabelli’s variable cash compensation for that period will vest on July 1, 2018.  For GAAP accounting purposes, the compensation earned from January 1, 2017 to June 30, 2017 will be expensed ratably from January 1, 2017 to June 30, 2018.  As a result, under GAAP, the three and six month 2017 results were materially bolstered by the GAAP-mandated treatment.  Under GAAP, only 33% of the total 2017 DCCA expense was recognized in the first half of 2017 with the remaining 67% to be amortized as expense from July 1, 2017 to June 30, 2018.

The table below shows the effect of recording the DCCAs on a GAAP basis versus recording the expense in the period it was earned:

			Full Year
	Q2 2016	Q2 2017	2016	2017	2018	2019

2016 DCCA	(13,046)	3,964	(53,516)	8,564	17,129	17,129
2017 DCCA	-	(11,353)	-	(11,379)	11,379	-

Accordingly, margins for the second quarter and first six months of 2017 and 2016 therefore are not comparable with periods prior to the issuance of the 2016 and 2017 DCCAs.

The GAAP based balance sheets are also impacted; the compensation payable at June 30, 2017 only includes 18/48ths of the 2016 DCCA compensation and 1/3rd of the 2017 DCCA compensation.  At June 30, 2017, the amount of unrecognized compensation was $67.5 million.

The following tables show a reconciliation of our results for the second quarters and first halves of 2017 and 2016, and our balance sheet at June 30, 2017 between the GAAP basis and a non-GAAP adjusted basis as if all of the 2016 and 2017 DCCAs expense was recognized in 2016 and 2017, respectively.  We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.  These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing results with prior period results, and to enable more appropriate comparisons with industry peers.  However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies.  The following schedules reconcile U.S. GAAP financial measures to non-GAAP measures for the three and six months ended June 30, 2017 and 2016 as well as at June 30, 2017.

	Three Months Ended June 30, 2017

	Reported	Impact of	Impact of
	GAAP	2017 DCCA	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$76,625	$-	$-	$76,625
Distribution fees and other income	10,975	-	-	10,975
Total revenues	87,600	-	-	87,600
Expenses
Compensation	29,437	9,666	(3,260)	35,843
Management fee	2,356	1,687	(704)	3,339
Distribution costs	10,795	-	-	10,795
Other operating expenses	5,352	-	-	5,352
Total expenses	47,940	11,353	(3,964)	55,329

Operating income	39,660	(11,353)	3,964	32,271
Other income (expense)
Net gain (loss) from investments	(14)	-	-	(14)
Interest and dividend income	551	-	-	551
Interest expense	(2,749)	-	-	(2,749)
Total other expense, net	(2,212)	-	-	(2,212)
Income before income taxes	37,448	(11,353)	3,964	30,059
Income tax provision	14,554	(4,412)	1,541	11,683
Net income attributable to GAMCO Investors, Inc.'s shareholders	$22,894	$(6,941)	$2,423	$18,376

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.79	$(0.24)	$0.08	$0.64
Diluted	$0.76	$(0.22)	$0.08	$0.61

	Six Months Ended June 30, 2017

	Reported	Impact of	Impact of
	GAAP	2017 DCCA	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$151,614	$-	$-	$151,614
Distribution fees and other income	21,903	-	-	21,903
Total revenues	173,517	-	-	173,517
Expenses
Compensation	54,715	19,206	(5,759)	68,162
Management fee	4,520	3,552	(1,484)	6,588
Distribution costs	21,708	-	-	21,708
Other operating expenses	10,471	-	-	10,471
Total expenses	91,414	22,758	(7,243)	106,929

Operating income	82,103	(22,758)	7,243	66,588
Other income (expense)
Net gain (loss) from investments	26	-	-	26
Interest and dividend income	1,020	-	-	1,020
Interest expense	(5,581)	-	-	(5,581)
Total other expense, net	(4,535)	-	-	(4,535)
Income before income taxes	77,568	(22,758)	7,243	62,053
Income tax provision	29,854	(8,761)	2,791	23,884
Net income attributable to GAMCO Investors, Inc.'s shareholders	$47,714	$(13,997)	$4,452	$38,169

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.65	$(0.48)	$0.15	$1.32
Diluted	$1.58	$(0.45)	$0.14	$1.27

	Three Months Ended June 30, 2016

	Reported	Impact of
	GAAP	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$72,794	$-	$72,794
Distribution fees and other income	11,150	-	11,150
Total revenues	83,944	-	83,944
Expenses
Compensation	20,623	10,719	31,342
Management fee	1,133	2,327	3,460
Distribution costs	10,501	-	10,501
Other operating expenses	4,940	-	4,940
Total expenses	37,197	13,046	50,243

Operating income	46,747	(13,046)	33,701
Other income (expense)
Net gain from investments	240	-	240
Interest and dividend income	365	-	365
Interest expense	(3,168)	-	(3,168)
Total other expense, net	(2,563)	-	(2,563)
Income before income taxes	44,184	(13,046)	31,138
Income tax provision	16,641	(4,916)	11,725
Net income attributable to GAMCO Investors, Inc.'s shareholders	$27,543	$(8,130)	$19,413

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.94	$(0.28)	$0.66
Diluted	$0.93	$(0.28)	$0.66

	Six Months Ended June 30, 2016

	Reported	Impact of
	GAAP	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$143,642	$-	$143,642
Distribution fees and other income	21,687	-	21,687
Total revenues	165,329	-	165,329
Expenses
Compensation	40,897	21,131	62,028
Management fee	2,213	4,526	6,739
Distribution costs	21,218	-	21,218
Other operating expenses	9,312	-	9,312
Total expenses	73,640	25,657	99,297

Operating income	91,689	(25,657)	66,032
Other income (expense)
Net gain from investments	463	-	463
Interest and dividend income	733	-	733
Interest expense	(6,574)	-	(6,574)
Total other expense, net	(5,378)	-	(5,378)
Income before income taxes	86,311	(25,657)	60,654
Income tax provision	32,743	(9,736)	23,007
Net income attributable to GAMCO Investors, Inc.'s shareholders	$53,568	$(15,921)	$37,647

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.83	$(0.54)	$1.29
Diluted	$1.82	$(0.54)	$1.28

	June 30, 2017

	Reported	Impact of	Impact of
	GAAP	2016 DCCA	2017 DCCA	Non-GAAP
ASSETS
Cash and cash equivalents	$90,405	$-	$-	$90,405
Investments in securities	35,225	-	-	35,225
Receivable from brokers	843	-	-	843
Investment advisory fees receivable	27,495	-	-	27,495
Receivable from affiliates	4,893	-	-	4,893
Income tax receivable	19,361	9,378	16,272	45,011
Other assets	12,709	-	-	12,709
Total assets	$190,931	$9,378	$16,272	$216,581

LIABILITIES AND EQUITY
Payable to brokers	4,670	-	-	4,670
Income taxes payable and deferred tax liabilities	3,486	-	-	3,486
Capital lease obligation	5,008	-	-	5,008
Compensation payable	53,642	24,679	42,822	121,143
Payable to affiliates	2,387	-	-	2,387
Accrued expenses and other liabilities	28,791	-	-	28,791
Sub-total	97,984	24,679	42,822	165,485

4.5% Convertible note (due August 15, 2021)	109,853	-	-	109,853
AC 4% PIK Note (due November 30, 2020)	80,000	-	-	80,000
5.875% Senior notes (due June 1, 2021)	24,132	-	-	24,132
Total liabilities	311,969	24,679	42,822	379,470

Equity
GAMCO Investors, Inc. stockholders' equity
Class A Common Stock	14	-	-	14
Class B Common Stock	19	-	-	19
Additional paid-in capital	8,981	-	-	8,981
Retained earnings (deficit)	127,058	(15,301)	(26,550)	85,207
Accumulated other comprehensive income	10,016	-	-	10,016
Treasury stock, at cost	(267,126)	-	-	(267,126)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	(121,038)	(15,301)	(26,550)	(162,889)
Total liabilities and equity (deficit)	$190,931	$9,378	$16,272	$216,581

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared To Three Months Ended June 30, 2016

(Unaudited; in thousands, except per share data)
	2017	2016
Revenues
Investment advisory and incentive fees	$76,625	$72,794
Distribution fees and other income	10,975	11,150
Total revenues	87,600	83,944
Expenses
Compensation	29,437	20,623
Management fee	2,356	1,133
Distribution costs	10,795	10,501
Other operating expenses	5,352	4,940
Total expenses	47,940	37,197
Operating income	39,660	46,747
Other income (expense)
Net gain from trading securities	(14)	240
Interest and dividend income	551	365
Interest expense	(2,749)	(3,168)
Total other expense, net	(2,212)	(2,563)
Income before income taxes	37,448	44,184
Income tax provision	14,554	16,641
Net income attributable to GAMCO Investors, Inc.'s shareholders	$22,894	$27,543

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.79	$0.94

Diluted	$0.76	$0.93

Overview

Income for the quarter was $22.9 million, or $0.76 per fully diluted share, versus $27.5 million, or $0.93 per fully diluted share, in the prior year’s quarter.  The quarter to quarter comparison was impacted by higher revenues partially offset by higher variable compensation.

Revenues

Investment advisory and incentive fees for the second quarter 2017 were $76.6 million, 5.2% higher than the 2016 comparative figure of $72.8 million.  Open-end fund revenues increased by 2.1% to $33.4 million from $32.7 million in the second quarter of 2016.  Our closed-end fund revenues increased 10.5% to $15.8 million in the second quarter 2017 from $14.3 million in 2016 due to a 8.7% increase in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, rose $1.2 million to $26.4 million from $25.2 million in the second quarter of 2016.  There were no incentive fees earned during the second quarters of 2017 or 2016.  We recognize incentive fees only when the earning period for them is complete.  Revenues relating to the SICAV were $1.0 million in the second quarter of 2017 versus $0.6 million in the second quarter of 2016.

Open-end fund distribution fees and other income were $11.0 million for the second quarter 2017, a decrease of $0.2 million or 1.8% from $11.2 million in the prior year period, primarily due to lower average AUM in open-end equity funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $29.4 million or 42.7% higher than prior year compensation costs of $20.6 million.  The 2017 DCCA resulted in variable compensation being reduced by $9.7 million during the second quarter of 2017.  This expense will be recognized ratably over the vesting period through July 1, 2018.  The 2016 DCCA resulted in variable compensation for the second quarter of 2017 being increased by $3.3 million while the variable compensation for the second quarter of 2016 was reduced by $10.7 million.  The remainder of the quarter over quarter increase was comprised of a $1.3 million increase in variable compensation related to the increased levels of AUM, a $0.1 million decrease in fixed compensation, and a $3.3 million net increase in stock compensation expense, inclusive of the $3.7 million incurred in the second quarter of 2017 for the acceleration of the AC RSAs.

Management fee expense, which is wholly variable and based on pretax income, increased to $2.4 million in the second quarter of 2017 from $1.1 million in the 2016 period.  The management fee expense for the second quarter of 2016 was lower by $2.3 million due to the accounting for the 2016 DCCA while the management fee for the second quarter of 2017 was higher by $0.7 million due to the 2016 DCCA but $1.7 million lower due to the 2017 DCCA.

Distribution costs were $10.8 million, an increase of $0.3 million or 2.9% from $10.5 million in the prior year’s period.

Other operating expenses were $5.4 million in the second quarter of 2017, an increase of $0.5 million, or 10.2%, from $4.9 million in the second quarter of 2016. The research fee paid to G.research increased to $0.8 million in the second quarter of 2017 from $0.4 million in the prior year quarter.

Operating income for the second quarter of 2017 was $39.7 million, a decrease of $7.0 million, or 15.0%, from the $46.7 million in the second quarter of 2016.  Operating income, as a percentage of revenues, was 45.3% in the 2017 quarter as compared to 55.7% in the 2016 quarter.

Other expense

Total other expense, net was an expense of $2.2 million for the second quarter 2017 versus an expense of $2.6 million in the prior year’s quarter.  Net losses from trading securities were $14,000 in the second quarter of 2017 versus gains of $0.2 million in the second quarter of 2016.  Interest and dividend income increased to $0.5 million in the second quarter 2017 from $0.4 million in the second quarter 2016.  Interest expense decreased $0.5 million to $2.7 million in the second quarter of 2017 from $3.2 million in the second quarter of 2016 as gross debt at June 30, 2017 was $60.1 million lower as debt fell from $274.1 million at June 30, 2016 to $214.0 million at June 30, 2017.

The effective tax rates (“ETR”) for the three months ended June 30, 2017 and June 30, 2016 were 38.9% and 37.7%, respectively.  The ETR for the three months ended June 30, 2017 was higher by 0.6% than it would have otherwise been as a result of a reduction to previously recorded stock compensation tax benefits.

Six Months Ended June 30, 2017 Compared To Six Months Ended June 30, 2016

(Unaudited; in thousands, except per share data)
	2017	2016
Revenues
Investment advisory and incentive fees	$151,614	$143,642
Distribution fees and other income	21,903	21,687
Total revenues	173,517	165,329
Expenses
Compensation	54,715	40,897
Management fee	4,520	2,213
Distribution costs	21,708	21,218
Other operating expenses	10,471	9,312
Total expenses	91,414	73,640
Operating income	82,103	91,689
Other income (expense)
Net gain from trading securities	26	463
Interest and dividend income	1,020	733
Interest expense	(5,581)	(6,574)
Total other expense, net	(4,535)	(5,378)
Income before income taxes	77,568	86,311
Income tax provision	29,854	32,743
Net income attributable to GAMCO Investors, Inc.'s shareholders	$47,714	$53,568

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.65	$1.83

Diluted	$1.58	$1.82

Overview

Income for the first six months was $47.7 million, or $1.58 per fully diluted share, versus $53.6 million, or $1.82 per fully diluted share, in the prior year’s quarter.  The quarter to quarter comparison was impacted by higher revenues and lower other expense, net partially offset by higher variable compensation.

Revenues

Investment advisory and incentive fees for the six months ended June 2017 were $151.6 million, 5.6% higher than the 2016 comparative figure of $143.6 million.  Open-end fund revenues increased by 3.0% to $65.9 million from $64.0 million in the first six months of 2017 driven by a 1.2% increase in average open-end equity AUM.  Our closed-end fund revenues increased 13.9% to $31.2 million in the six months ended June 2017 from $27.4 million in 2016 due to a 12.3% increase in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, rose $1.5 million to $52.6 million from $51.1 million in the first six months of 2016.  There were no incentive fees earned during the first half of 2017 or 2016.  We recognize incentive fees only when the earning period for them is complete.  Revenues relating to the SICAV were $1.9 million in the six months ended June 2017 versus $1.1 million in the six months ended June 2016.

Open-end fund distribution fees and other income were $21.9 million for the first six months of 2017, an increase of $0.2 million or 0.9% from $21.7 million in the prior year period, primarily due to higher average AUM in open-end equity funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $54.7 million or 33.7% higher than prior year compensation costs of $40.9 million.  The 2017 DCCA resulted in variable compensation being reduced by $19.2 million during the first six months of 2017.  This expense will be recognized ratably over the vesting period through July 1, 2018.  The 2016 DCCA resulted in variable compensation for the first half of 2017 being increased by $5.8 million while the variable compensation for the first half of 2016 was reduced by $21.1 million.  The remainder of the period over period increase was comprised of a $3.0 million increase in variable compensation related to the increased levels of AUM, a $0.1 million increase in fixed compensation, and a $3.0 million net increase in stock compensation expense, inclusive of the $3.7 million incurred in 2017 for the acceleration of the AC RSAs.

Management fee expense, which is wholly variable and based on pretax income, increased to $4.5 million in the six months ended June 30, 2017 from $2.2 million in the 2016 period.  The management fee expense for the first half of 2016 was lower by $4.5 million due to the accounting for the 2016 DCCA while the management fee for the first half of 2017 was higher by $1.5 million due to the 2016 DCCA but $3.6 million lower due to the 2017 DCCA.

Distribution costs were $21.7 million, an increase of $0.5 million or 2.4% from $21.2 million in the prior year’s period.

Other operating expenses were $10.5 million in the first half of 2017, an increase of $1.2 million, or 12.9%, from $9.3 million in the first half of 2016. The research fee paid to G.research increased to $1.5 million in the six months ending June 30, 2017 from $0.8 million in the prior year period.

Operating income for the first half of 2017 was $82.1 million, a decrease of $9.6 million, or 10.5%, from the $91.7 million in the first half of 2016.  Operating income, as a percentage of revenues, was 47.3% in the 2017 period as compared to 55.5% in the 2016 period.

Other expense

Total other expense, net was an expense of $4.5 million for the six months ended June 30, 2017 versus an expense of $5.4 million in the prior year’s period.  Net gains from trading securities decreased to $26,000 in the second half of 2017 from $0.5 million in the prior year period.  Interest and dividend income increased to $1.0 million in the first six months of 2017 from $0.7 million in the first six months of 2016.  Interest expense decreased $1.0 million to $5.6 million in the first six months of 2017 from $6.6 million in the first six months of 2016 as gross debt at June 30, 2017 was $214.0 million down from the $274.1 million at June 30, 2016.

The ETR for the six months ended June 30, 2017 and June 30, 2016 were 38.5% and 37.9%, respectively.  The ETR for the six months ended June 30, 2017 was higher by 0.3% than it would have otherwise been as a result of a reduction to previously recorded stock compensation tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments and securities held for investment purposes.  Cash and cash equivalents are comprised primarily of 100% U.S. Treasury money market funds managed by GAMCO.

Summary cash flow data is as follows:

	Six months ended
	June 30,
	2017	2016
Cash flows provided by (used in) operations :	(in thousands)
Operating activities	$76,536	$47,777
Investing activities	(50)	195
Financing activities	(25,883)	(37,489)
Increase in cash and cash equivalents from operations	50,603	10,483
Effect of exchange rates on cash and cash equivalents	(10)	22
Net increase	50,593	10,505
Cash and cash equivalents at beginning of period	39,812	13,719
Cash and cash equivalents at end of period	$90,405	$24,224

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

At June 30, 2017, we had total cash and cash equivalents of $90.4 million, an increase of $50.6 million from December 31, 2016 primarily due to the Company’s operating activities described below.  Total debt outstanding at June 30, 2017 was $214 million, consisting of $80 million of a 4% PIK Note due November 30, 2020, $110 million of a 4.5% convertible note due August 15, 2021, and $24.2 million of 5.875% senior notes due 2021.  It is anticipated that the majority of our free cash flow will go towards servicing our debt for the next few years.

For the six months ended June 30, 2017, cash provided by operating activities was $76.5 million, an increase of $28.7 million from cash provided in the prior year period of $47.8 million.  Cash was provided through a decrease in investment advisory fees receivable of $17.0 million, an increase in compensation payable of $10.1 million, an increase in payable to affiliates of $7.4 million, an increase in payable to brokers of $4.6 million, an increase of $3.0 million in stock based compensation expense and an increase in income taxes payable and deferred tax liabilities of $8.0 million.   Reducing cash was a decrease in net income of $5.9 million, an increase of $4.0 in receivable from affiliates, a decrease to accrued expenses and other liabilities of $2.0 million, an increase in deferred income taxes of $3.7 million, an increase in income tax receivable and deferred tax assets of $4.9 million, and $0.9 million from other sources.  Cash used in investing activities was $0.1 million.  Cash used in financing activities in the first half of 2017 was $25.9 million, including $4.8 million paid for the purchase of treasury stock, and $1.2 million paid in dividends and $20.0 million for the partial repayment for the 4% PIK Note.

For the six months ended June 30, 2016, cash provided by operating activities was $47.8 million. Cash provided by investing activities, related to proceeds from sales of available for sale securities was $0.2 million in the first six months of 2016.  Cash used in financing activities in the first six months of 2016 was $37.5 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

We have one broker-dealer, G.distributors, which is subject to certain net capital requirements.  G.distributors computes it net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for the broker-dealer at June 30, 2017.  At June 30, 2017, G.distributors had net capital, as defined, of approximately $3.3 million, exceeding the regulatory requirement by approximately $3.0 million.  Net capital requirements for our affiliated broker-dealer may increase in accordance with rules and regulations to the extent they engage in other business activities.

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

With respect to our proprietary investment activities, investments in securities of $35.2 million, $37.3 million and $32.1 million at June 30, 2017, December 31, 2016 and June 30, 2016, respectively, included investments in common stocks of $35.1 million, $37.2 million and $32.1 million, respectively, and investments in closed-end funds of $0.1 million, $0.1 million and $0, respectively.  Of the $35.1 million, $37.2 million and $32.1 million, invested in common stocks at June 30, 2017, December 31, 2016 and June 30, 2016, respectively, $35.1 million, $37.1 million and $32.1 million, respectively, was related to our investment in Westwood Holdings Group Inc.  Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At June 30, 2017, December 31, 2016 and June 30, 2016, there were no securities sold, not yet purchased.

The following table provides a sensitivity analysis for our investments in equity securities as of June 30, 2017 and December 31, 2016.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At June 30, 2017:
Equity price sensitive investments, at fair value	$35,225	$31,702	$38,747
At December 31, 2016:
Equity price sensitive investments, at fair value	$37,285	$33,557	$41,014

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on June 30, 2017, cash and cash equivalent balance of $90.4 million, a 1% increase in interest rates would increase our interest income by $0.9 million annually.  Given that our current return on these cash equivalent investments in this low interest rate environment is approximately 0.83% annually, an analysis of a 1% decrease is not meaningful.

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

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At June 30, 2017, we had equity investments of $35.2 million.  We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes are recorded as net gain from investments in the condensed consolidated statements of income while the available for sale portfolio changes are recorded in accumulated other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Co-Chief Accounting Officers (“CAOs”), to allow timely decisions regarding required disclosure.  Our CEO and CAOs participated in this evaluation and concluded that, as of the date of June 30, 2017, our disclosure controls and procedures were effective.

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

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at June 30, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended June 30, 2017:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
4/01/17 - 4/30/17	9,787	$28.19	9,787	98,271
5/01/17 - 5/31/17	17,591	28.97	17,591	580,680
6/01/17 - 6/30/17	6,032	29.30	6,032	574,648
Totals	33,410	$28.80	33,410

In May 2017, the Board of Directors increased the buyback authorization by 500,000 shares of GBL Class A stock.  Our stock repurchase program is not subject to an expiration date.

Item 5. Other Information

On August 3, 2017, following the shareholder meeting held on May 3, 2017, the Corporation’s Board of Directors determined that the frequency of the shareholder vote on “say-on-pay” will be every three years, which is consistent with the shareholder advisory vote.

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

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer	Title: Co-Chief Accounting Officer

Date: August 3, 2017	Date: August 3, 2017