Form 10-Q
period 2017-09-30
GAMCO INVESTORS, INC. ET AL
filed 2017-11-07
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.
Class		Outstanding at October 31, 2017
Class A Common Stock, .001 par value	(Including 164,050 restricted stock awards)	10,089,844
Class B Common Stock, .001 par value		19,062,168

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended September 30, 2017 and 2016
- Nine months ended September 30, 2017 and 2016

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended September 30, 2017 and 2016
- Nine months ended September 30, 2017 and 2016

Condensed Consolidated Statements of Financial Condition:
- September 30, 2017
- December 31, 2016
- September 30, 2016

Condensed Consolidated Statements of Equity:
- Nine months ended September 30, 2017 and 2016

Condensed Consolidated Statements of Cash Flows:
- Nine months ended September 30, 2017 and 2016

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Investment advisory and incentive fees	$77,328	$75,952	$228,942	$219,594
Distribution fees and other income	11,013	11,769	32,916	33,456
Total revenues	88,341	87,721	261,858	253,050
Expenses
Compensation	42,919	21,233	97,634	62,130
Management fee	4,935	1,163	9,455	3,376
Distribution costs	11,665	11,568	33,373	32,786
Other operating expenses	5,429	5,681	15,900	14,993
Total expenses	64,948	39,645	156,362	113,285

Operating income	23,393	48,076	105,496	139,765
Other income (expense)
Net gain from investments	2,841	55	2,867	518
Interest and dividend income	745	371	1,765	1,104
Interest expense	(2,688)	(3,155)	(8,269)	(9,729)
Shareholder-designated contribution	(3,857)	-	(3,857)	-
Total other expense, net	(2,959)	(2,729)	(7,494)	(8,107)
Income before income taxes	20,434	45,347	98,002	131,658
Income tax provision	3,834	14,486	33,688	47,229
Net income attributable to GAMCO Investors, Inc.'s shareholders	$16,600	$30,861	$64,314	$84,429

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.57	$1.06	$2.22	$2.89

Diluted	$0.55	$1.03	$2.14	$2.85

Weighted average shares outstanding:
Basic	28,926	29,185	28,930	29,222

Diluted	31,173	30,406	31,144	29,811

Dividends declared:	$0.02	$0.02	$0.06	$0.06

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$16,600	$30,861	$64,314	$84,429
Other comprehensive gain/(loss), net of tax:
Foreign currency translation	28	(28)	75	(121)
Net unrealized gains on securities available for sale (a)	2,321	506	1,019	323
Other comprehensive gain	2,349	478	1,094	202

Comprehensive income attributable to GAMCO Investors, Inc.	$18,949	$31,339	$65,408	$84,631

(a) Net of income tax expense of $1,363, $297, $599 and $190, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	September 30,	December 31,	September 30,
	2017	2016	2016
ASSETS
Cash and cash equivalents, including restricted cash of $95, $0 and $0, respectively	$61,097	$39,812	$33,852
Investments in securities, including restricted investments in securities
of $59,954, $0 and $0, respectively	101,425	37,285	32,889
Receivable from brokers	1,342	453	344
Investment advisory fees receivable	25,549	43,736	26,606
Receivable from affiliates	4,784	5,960	4,745
Income tax receivable and deferred tax asset	24,941	9,349	10,634
Other assets	11,888	12,634	12,198
Total assets	$231,026	$149,229	$121,268

LIABILITIES AND EQUITY
Payable to brokers	$13,311	$66	$10,203
Income taxes payable and deferred tax liabilities	3,215	3,815	164
Capital lease obligation	4,976	5,066	5,094
Compensation payable	82,896	42,384	31,469
Payable to affiliates	2,981	1,412	7,679
Accrued expenses and other liabilities	24,134	29,178	31,801
Sub-total	131,513	81,921	86,410

4.5% Convertible note (net of issuance costs of $138, $165 and $174, respectively)
(due August 15, 2021) (Note F)	109,862	109,835	109,826
AC 4% PIK Note (due November 30, 2020) (Note F)	70,000	100,000	100,000
5.875% Senior notes (net of issuance costs of $87, $105 and $110, respectively)
(due June 1, 2021) (Note F)	24,138	24,120	24,115
Total liabilities	335,513	315,876	320,351

Commitments and contingencies (Note I)	-	-	-

Equity
GAMCO Investors, Inc. stockholders' equity
Preferred stock, $.001 par value;10,000,000 shares authorized;
none issued and outstanding	-	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
15,473,725, 15,477,082 and 15,480,032 issued, respectively;10,075,944,
10,369,601 and 10,454,392 outstanding, respectively	14	14	14
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 19,092,168, 19,093,311 and 19,093,311 shares
outstanding, respectively	19	19	19
Additional paid-in capital	11,084	3,903	3,135
Retained earnings	143,026	80,515	48,412
Accumulated other comprehensive income	12,365	11,271	9,317
Treasury stock, at cost (5,397,781, 5,107,481 and 5,025,640 shares, respectively)	(270,995)	(262,369)	(259,980)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	(104,487)	(166,647)	(199,083)

Total liabilities and equity	$231,026	$149,229	$121,268

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Nine Months Ended September 30, 2017

	GAMCO Investors, Inc. stockholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2016	$33	$3,903	$80,515	$11,271	$(262,369)	$(166,647)
Net income	-	-	64,314	-	-	64,314
Net unrealized gains on
securities available for sale,
net of income tax expense ($1,663)	-	-	-	2,830	-	2,830
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax benefit ($1,064)	-	-	-	(1,811)	-	(1,811)
Foreign currency translation	-	-	-	75	-	75
Dividends declared ($0.06 per
share)	-	-	(1,803)	-	-	(1,803)
Stock based compensation
expense	-	7,181	-	-	-	7,181
Purchase of treasury stock	-	-	-	-	(8,626)	(8,626)
Balance at September 30, 2017	$33	$11,084	$143,026	$12,365	$(270,995)	$(104,487)

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

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net income	$64,314	$84,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	439	470
Stock based compensation expense	7,181	3,258
Deferred income taxes	(9,229)	(3,930)
Foreign currency translation loss	75	(121)
Cost basis of donated securities	1,051	68
Net gains on sales of available for sale securities	(20)	(4)
(Increase) decrease in assets:
Investments in trading securities	(59,943)	223
Receivable from affiliates	1,179	290
Receivable from brokers	(889)	747
Investment advisory fees receivable	18,188	4,442
Income taxes receivable and deferred tax assets	(15,592)	(3,847)
Other assets	325	534
Increase (decrease) in liabilities:
Payable to affiliates	1,569	(8)
Payable to brokers	13,245	10,190
Income taxes payable and deferred tax liabilities	8,029	(1,384)
Compensation payable	40,506	7,051
Accrued expenses and other liabilities	(5,199)	2,804
Total adjustments	915	20,783
Net cash provided by operating activities	$65,229	$105,212

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Investing activities
Purchases of available for sale securities	$(3,932)	$(223)
Proceeds from sales of available for sale securities	321	408
Net cash (used in) provided by investing activities	(3,611)	185

Financing activities
Issuance of 4.5% Convertible note	-	109,826
Dividends paid	(1,737)	(1,752)
Purchase of treasury stock	(8,626)	(8,384)
Repayment of AC 4% PIK Note	(30,000)	(150,000)
Repayment of loan from GGCP	-	(35,000)
Amortization of debt issuance costs	45	18
Net cash used in financing activities	(40,318)	(85,292)
Effect of exchange rates on cash and cash equivalents	(15)	28
Net increase in cash and cash equivalents	21,285	20,133
Cash and cash equivalents at beginning of period	39,812	13,719
Cash and cash equivalents at end of period	$61,097	$33,852
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,621	$4,561
Cash paid for taxes	$52,628	$55,216

Non-cash activity:
-	For the nine months ended September 30, 2017 and September 30, 2016, the Company accrued dividends on restricted stock awards of $66 and $41, respectively.
-
For the nine months ended September 30, 2016, the Company recorded $468 as a reduction to its deferred tax asset and additional paid-in capital for the excess of the recorded restricted stock award tax benefit over the actual tax benefit.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in the Accounting Standards Codification ("Codification") Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification.  The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.  In March 2016, the FASB issued revised guidance which clarifies the guidance related to (a) determining the appropriate unit of account under the revenue standard’s principal versus agent guidance and (b) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. In April 2016, the FASB issued an amendment to provide more detailed guidance including additional implementation guidance and examples related to a) identifying performance obligations and b) licenses of intellectual property. In May 2016, the FASB amended the standard to clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration, and certain transition matters. This new guidance will be effective for the Company's first quarter of 2018 and requires either a full retrospective or a modified retrospective approach to adoption. The Company’s implementation analysis is nearing completion, and the Company does not expect the adoption of the guidance to have a significant effect on the timing of the recognition of revenue.  The Company has also been reviewing and preparing for the enhanced disclosure requirements of the standard, which will have an effect on the disclosures in the consolidated financial statements and accompanying notes.  The overall effect upon adoption may change based on further analysis and implementation efforts. Finally, the Company has not yet determined which transition method it will use.

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

In November 2016, the FASB issued ASU 2016-18, which amends ASC 230 to clarify guidance on the classification and presentation of restricted cash in the statement of cash flows.  Key requirements are that an entity should include in its cash and cash equivalent balances in the statement of cash flow those amounts that are deemed to be restricted cash and restricted cash equivalents and that a reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents.  The ASU also mandates that changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, restricted cash, and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows and that an entity with a material amount of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions.  This new guidance was to be effective for the Company’s first quarter of 2018, but the Company has elected to early adopt in the third quarter of 2017.  There was no material impact to the consolidated financial statements.

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

On May 10, 2017, the FASB issued ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements.  The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718.  Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification.  For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period.  This ASU, which we did not early adopt, would not have impacted the accounting for the acceleration of vesting of restricted stock awards during the nine months ended September 30, 2017.

B.  Investment in Securities

Investments in securities at September 30, 2017, December 31, 2016 and September 30, 2016 consisted of the following:

	September 30, 2017		December 31, 2016		September 30, 2016
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
US Government Obligations	$59,905	$59,954	$-	$-	$-	$-
Common stocks	24	31	51	54	16	16
Mutual Funds	11	11	-	-	-	-
Total trading securities	59,940	59,996	51	54	16	16

Available for sale securities:
Common stocks	21,319	41,315	18,739	37,131	17,649	32,873
Closed-end funds	99	114	99	100	-	-
Total available for sale securities	21,418	41,429	18,838	37,231	17,649	32,873

Total investments in securities	$81,358	$101,425	$18,889	$37,285	$17,665	$32,889

There were no securities sold, not yet purchased at September 30, 2017, December 31, 2016 and September 30, 2016.

$59.9 million of U.S. Government Obligations are held in an escrow account for the benefit of the Convertible Note holder.

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

The following table identifies all reclassifications out of accumulated other comprehensive income (“AOCI”) into income for the three and nine months ended September 30, 2017 and 2016 (in thousands):

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Three Months Ended September 30,
2017	2016
$20	$-	Net gain from investments	Realized gain on sale of AFS securities
2,821	7	Other operating expenses/net gains from investments	Realized gain on donations of AFS securities
2,841	7	Income before income taxes
(1,051)	(3)	Income tax provision
$1,790	$4	Net income

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Nine Months Ended September 30,
2017	2016
$20	$4	Net gain from investments	Realized gain on sale of AFS securities
2,855	159	Other operating expenses/net gains from investments	Realized gain on donations of AFS securities
2,875	163	Income before income taxes
(1,064)	(61)	Income tax provision
$1,811	$102	Net income

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of September 30, 2017, December 31, 2016 and September 30, 2016:

	September 30, 2017
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$21,319	$19,996	$-	$41,315
Closed-end funds	99	15	-	114
Total available for sale securities	$21,418	$20,011	$-	$41,429

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$18,739	$18,392	$-	$37,131
Closed-end funds	99	1	-	100
Total available for sale securities	$18,838	$18,393	$-	$37,231

	September 30, 2016
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$17,649	$15,224	$-	$32,873
Total available for sale securities	$17,649	$15,224	$-	$32,873

A net unrealized gain, net of taxes, for the three months ended September 30, 2017 and 2016 of $2.3 million and $0.5 million, respectively, has been included in other comprehensive income, a component of equity, at September 30, 2017 and 2016.  During the three months ended September 30, 2017, proceeds from the sales of investments available for sale were approximately $321,000 and gross gains on the sale of investments available for sale amounted to $20,000 and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no sales of investments available for sale for the three months ended September 30, 2016. There were no realized losses on the sale of investments available for sale for the three months ended September 30, 2017 or September 30, 2016.  A net unrealized gain, net of taxes, for the nine months ended September 30, 2017 and 2016 of $1.0 million and $0.3 million, respectively, has been included in other comprehensive income, a component of equity, at September 30, 2017 and 2016, respectively.  During the nine months ended September 30, 2017 and 2016, proceeds from the sales of investments available for sale were approximately $321,000 and $408,000, respectively, and gross gains on the sale of investments available for sale amounted to $20,000 and $4,000, respectively, and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no realized losses on the sale of investments available for sale for the nine months ended September 30, 2017 or September 30, 2016.  The basis on which the cost of a security sold is determined using specific identification.  Accumulated other comprehensive income on the condensed consolidated statements of equity is primarily comprised of unrealized gains/losses, net of taxes, for AFS securities.

The Company has an established accounting policy and methodology to determine other-than-temporary impairment on available for sale securities.  Under this policy, available for sale securities are evaluated for other than temporary impairments and any impairment charges are recorded in net gain/(loss) from investments on the condensed consolidated statements of income.  Management reviews all available for sale securities whose cost exceeds their market value to determine if the impairment is other than temporary.  Management uses qualitative factors such as diversification of the investment, the amount of time that the investment has been impaired, the intent to sell and the severity of the decline in determining whether the impairment is other than temporary.

There were no investments classified as available for sale that were in an unrealized loss position at September 30, 2017, December 31, 2016 or September 30, 2016.

For the three and nine months ended September 30, 2017 and 2016, there were no losses on available for sale securities that were deemed to be other than temporary.

C. Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of September 30, 2017, December 31, 2016 and September 30, 2016 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2017 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2017
Cash equivalents	$60,702	$-	$-	$60,702
Investments in securities:
AFS - Common stocks	41,315	-	-	41,315
AFS - Closed-end Funds	114	-	-	114
US Government Obligations	59,954	-	-	59,954
Trading - Common stocks	31	-	-	31
Trading - Mutual Funds	11	-	-	11
Total investments in securities	101,425	-	-	101,425
Total assets at fair value	$162,127	$-	$-	$162,127

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2016 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2016
Cash equivalents	$39,638	$-	$-	$39,638
Investments in securities:
AFS - Common stocks	37,131	-	-	37,131
AFS - Closed-end Funds	100	-	-	100
Trading - Common stocks	54	-	-	54
Total investments in securities	37,285	-	-	37,285
Total assets at fair value	$76,923	$-	$-	$76,923

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2016 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2016
Cash equivalents	$33,576	$-	$-	$33,576
Investments in securities:
AFS - Common stocks	32,873	-	-	32,873
Trading - Common stocks	16	-	-	16
Total investments in securities	32,889	-	-	32,889
Total assets at fair value	$66,465	$-	$-	$66,465

During the quarters ended September 30, 2017 and 2016, there were no transfers between any Level 1 and Level 2 holdings, or between Level 1 and Level 3 holdings.

D. Income Taxes

The effective tax rate (“ETR”) for the three months ended September 30, 2017 and September 30, 2016 was 18.8% and 31.9%, respectively. The ETR for the nine months ended September 30, 2017 and September 30, 2016 was 34.4% and 35.9%, respectively. The current year quarter’s ETR benefited from the reversal of certain tax accruals totaling $3.6 million due to a change in accounting estimate as well as a $1.0 million tax benefit related to the charitable contribution while the prior year quarter benefited from a reversal of $2.6 million in tax accruals due to the conclusion of a state audit.

ASU 2016-09, which was issued in March 2016 and became effective for interim and annual reporting periods beginning after December 15, 2016, simplifies several aspects of accounting for employee share-based payment transactions. Upon adoption of ASU 2016-09 on January 1, 2017, our accounting for excess tax benefits has changed and adopted prospectively, resulting in recognition of excess tax benefits or tax deficiencies against income tax expenses rather than additional paid-in capital.  During the three and nine months ended September 30, 2017, the ETR was higher by 3.6% and 1.0%, respectively, as a result of a reduction to previously recorded stock compensation tax benefits.

E. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Basic:
Net income attributable to GAMCO Investors, Inc.'s
shareholders	$16,600	$30,861	$64,314	$84,429
Weighted average shares outstanding	28,926	29,185	28,930	29,222

Basic net income per share attributable to GAMCO
Investors, Inc.'s shareholders	$0.57	$1.06	$2.22	$2.89

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$16,600	$30,861	$64,314	$84,429
Add interest on convertible note, net of management fee and taxes	696	387	2,192	387
Total income attributable to GAMCO Investors, Inc.'s shareholders	$17,296	$31,248	$66,506	$84,816

Weighted average share outstanding	28,926	29,185	28,930	29,222
Restricted stock awards	247	221	214	253
Assumed conversion of convertible note	2,000	1,000	2,000	336
Total	31,173	30,406	31,144	29,811

Diluted net income per share attributable to GAMCO
Investors, Inc.'s shareholders	$0.55	$1.03	$2.14	$2.85

F. Debt

Debt consists of the following:

	September 30, 2017		December 31, 2016		September 30, 2016
	Carrying	Fair Value	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2	Value	Level 2
(In thousands)
4.5 % Convertible note	$109,862	111,574	$109,835	$111,525	$109,826	$112,172
AC 4% PIK Note	70,000	71,755	100,000	100,930	100,000	101,347
5.875% Senior notes	24,138	24,748	24,120	24,558	24,115	25,073
Total	$204,000	$208,077	$233,955	$237,013	$233,941	$238,592

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

A portion of the proceeds from the sale of the Convertible Note are now held in an escrow account established pursuant to an escrow agreement dated August 15, 2016 by and among the Company, GGCP and its related parties, Cascade and JP Morgan Chase Bank, National Association, as escrow agent (the “Escrow Agreement”).  On September 30, 2017, in connection with an amendment to the Escrow Agreement and in exchange for approximately 53% of the assets in the escrow account, the Company paid GGCP $60 million. The $60 million is disclosed as restricted cash and restricted investment in securities of $0.1 million and $59.9 million, respectively, on the statement of financial condition. The Escrow Agreement provides for the release to the Company of a pro rata portion of the escrowed funds upon repayment of the Convertible Note or conversion of the Convertible Note, based upon the principal amount of the Convertible Note that is converted into Class A Stock.  Under the Convertible Note, Cascade has the right to claim the escrowed funds upon a payment default by the Company.  It is the Company’s current plan to redeem the Convertible Note no later than February 15, 2019.

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

During the three and nine months ended September 30, 2017, the Company prepaid $10 million and $30 million, respectively, of principal of the AC 4% PIK Note against the principal amount due on November 30, 2018.  Of the $70 million principal amount outstanding after this payment, $20 million is due on November 30, 2019, and $50 million is due on November 30, 2020. During the three and nine months ended September 30, 2016, the Company prepaid $150 million of principal of the AC 4% PIK Note.  Subsequent to quarter end, the Company paid an additional $20 million of principal, thereby reducing the amount outstanding to $50 million, all of which is due on November 30, 2020.

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

At September 30, 2017, December 31, 2016 and September 30, 2016, the debt was recorded at its face value, net of issuance costs, of $24.1 million, $24.1 million and $24.1 million, respectively.

The fair value of the Company’s debt, which is a Level 2 valuation, is estimated based on either quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  Inputs in these standard models include credit rating, maturity and interest rate.

G. Stockholders’ Equity

Shares outstanding were 29.2 million, 29.5 million and 29.5 million on September 30, 2017, December 31, 2016 and September 30, 2016, respectively.

Dividends

	Record	Payment
	Date	Date	Amount

Three months ended March 31, 2017	March 14, 2017	March 28, 2017	$0.02
Three months ended June 30, 2017	June 27, 2017	July 11, 2017	0.02
Three months ended September 30, 2017	September 12, 2017	September 26, 2017	0.02
Nine months ended September 30, 2017			$0.06

	Record	Payment
	Date	Date	Amount

Three months ended March 31, 2016	March 15, 2016	March 29, 2016	$0.02
Three months ended June 30, 2016	June 14, 2016	June 28, 2016	0.02
Three months ended September 30, 2016	September 13, 2016	September 27, 2016	0.02
Nine months ended September 30, 2016			$0.06

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

As of September 30, 2017, December 31, 2016 and September 30, 2016, there were 164,050 RSA shares, 424,340 RSA shares and 427,290 RSA shares outstanding, respectively, that were previously issued at an average weighted grant price of $66.84, $65.74 and $65.72, respectively. These RSA grants occurred prior to the spin-off of Associated Capital (“AC”). On November 30, 2015, pursuant to the spin-off, all RSA grant holders received shares of AC’s Class A common stock as a result of their ownership of their GAMCO unvested RSAs (one share of AC for each share of GBL). All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee. This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings (deficit) on the declaration date.

On June 1, 2017, the Compensation Committee of AC accelerated the vesting of all 420,240 AC RSAs outstanding effective June 15, 2017.  As a result, GBL recorded an incremental $3.7 million of stock-based compensation expense for the nine months ended September 30, 2017.  This amount related to GBL teammates who held AC RSAs.  There will be no further expense related to these AC RSAs recorded by GBL after the second quarter ended June 30, 2017.

On August 7, 2017, the Compensation Committee of GBL accelerated the vesting relating to 201,120 of GBL RSAs outstanding effective August 31, 2017.  As a result, GBL recorded an incremental $1.8 million of stock-based compensation expense for the three and nine months ended September 30, 2017.  There continue to be 164,050 GBL RSAs outstanding that were not vested as part of this acceleration which will result in recognition of expense as these RSAs continue to vest.  See table below for impact by quarter.

ASU 2016-09, which was issued in March 2016 and became effective for interim and annual reporting periods beginning after December 15, 2016, simplifies several aspects of accounting for employee share-based payment transactions.  Upon adoption of ASU 2016-09 on January 1, 2017, the Company elected not to change its accounting policy on forfeitures and continue to estimate forfeitures rather than accounting for forfeitures as they occur, an alternative allowed under ASU 2016-09.  The Company’s accounting treatment for excess tax benefits or tax deficiencies also changed with the adoption of ASU 2016-09 on January 1, 2017. Excess tax benefits or tax deficiencies are now required to be recorded within the income tax expense line in the consolidated statement of income rather than to additional paid-in capital within the condensed consolidated statement of financial condition.  During the three and nine months ended September 30, 2017, the Company reduced previously recorded tax benefits relating to RSA expense by $0.7 million and $1.0 million, respectively, on RSAs that vested.

For the three months ended September 30, 2017 and September 30, 2016, we recognized stock-based compensation expense of $2.1 million and $1.2 million, respectively.  For the nine months ended September 30, 2017 and September 30, 2016, we recognized stock-based compensation expense of $7.2 million and $3.3 million, respectively.  The three month amount for 2017 includes the $1.8 million related to the GBL RSA accelerated vesting mentioned above.  The nine month amount for 2017 includes the $1.8 million related to the GBL RSAs’ accelerated vesting and the $3.7 million related to the AC RSAs’ accelerated vesting both mentioned above.  All stock-based compensation expense in future periods for grants currently outstanding will relate to GBL RSAs only.

Actual and projected stock-based compensation expense for RSA shares for the years ended December 31, 2016 through December 31, 2024 is as follows (in thousands):

	2016	2017	2018	2019	2020	2021	2022	2023	2024
Q1	$1,037	$699	$144	$113	$72	$49	$32	$17	$4
Q2	1,036	4,381	141	113	68	49	32	17	4
Q3	1,186	2,103	126	101	57	39	24	10	2
Q4	691	157	113	90	49	32	17	4	-
Full Year	$3,950	$7,340	$524	$417	$246	$169	$105	$48	$10

The total compensation cost related to non-vested RSAs not yet recognized is approximately $1.7 million as of September 30, 2017.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  On May 3, 2017, our Board of Directors authorized an incremental 500,000 shares to be added to the current buyback authorization. On August 3, 2017, our Board of Directors authorized an incremental 425,352 shares to be added to the current buy back authorization. For the three months ended September 30, 2017 and September 30, 2016, the Company repurchased 131,480 shares and 223,811 shares, respectively, at an average price per share of $29.42 and $31.50, respectively.  For the nine months ended September 30, 2017 and September 30, 2016, the Company repurchased 290,300 shares and 266,846 shares, respectively, at an average price per share of $29.71 and $31.41, respectively.  From the inception of the program through September 30, 2017, 10,191,640 shares have been repurchased at an average price of $43.90 per share.  At September 30, 2017, the total shares available under the program to be repurchased in the future were 868,520.

Shelf Registration
On May 4, 2015, the Securities and Exchange Commission (“SEC”) declared effective the “shelf” registration statement filed by the Company. The “shelf” provides the Company with the flexibility of issuing any combination of senior and subordinated debt securities, convertible securities and common and preferred securities up to a total amount of $500 million and replaced the existing shelf registration which expired in May 2015.  As of September 30, 2017, $500 million is available on the shelf.

H. Related Party Transactions

In connection with the issuance of the Convertible Note in August 2016, GGCP deposited cash of approximately $112.5 million, equal to the principal amount of the Convertible Note and six months interest, into an escrow account established pursuant to an escrow agreement by and among GGCP, the Company, the Convertible Note holder and the escrow agent.  The Company paid the annual costs of setting up the escrow account in the amount of $55,000 and will continue to pay them as long as the escrow account is open.  The Company did not pay any fees to GGCP in connection with the funding of the escrow account.  On September 30, 2017, in connection with an amendment to the Escrow Agreement and in exchange for approximately 53% of the assets in the escrow account, the Company paid GGCP $60 million.  See Note F. Debt for additional details.

I. Identifiable Intangible Assets

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the condensed consolidated statements of financial condition at September 30, 2017, December 31, 2016 and September 30, 2016. The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2018. On November 1, 2015, as a result of becoming the advisor to the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million within other assets on the condensed consolidated statement of financial condition at September 30, 2017, December 31, 2016 and September 30, 2016.  The advisory contracts for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. are both next up for renewal in August 2018. The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant. There were no indicators of impairment for the three months ended September 30, 2017 or September 30, 2016, and as such there was no impairment analysis performed or charge recorded.

J. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at September 30, 2017.

K. Subsequent Events

On September 30, 2017, GAMCO entered into a third deferred compensation agreement with Mr. Gabelli for the period of October 1, 2017 to December 31, 2017.  Mr. Gabelli’s variable cash compensation for that period will vest on April 1, 2019.  For GAAP accounting purposes, the compensation earned from October 1, 2017 to December 31, 2017 will be expensed ratably from October 1, 2017 to March 31, 2019.

On October 3, 2017, the Company paid an additional $20 million of principal relating to the AC 4% PIK Note, thereby reducing the amount outstanding to $50 million, all of which is due on November 30, 2020.

On November 7, 2017, the Board of Directors declared its regular quarterly dividend of $0.02 per share to all of its shareholders, payable on January 10, 2018 to shareholders of record on December 27, 2017.

From October 1, 2017 to November 7, 2017, the Company repurchased 31,100 shares at $29.11 per share.

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

Assets under management (“AUM”) were $43.1 billion as of September 30, 2017, an increase of $1.8 billion, or 4.3%, from June 30, 2017 of $41.3 billion and an increase of $3.5 billion, or 8.9% from the September 30, 2016 AUM of $39.6 billion.  The third quarter 2017 activity consisted of net cash outflows of $213 million, $1.8 billion of market appreciation and recurring distributions, net of reinvestments, from open-end and closed-end funds of $140 million.  Average total AUM was $42.3 billion in the 2017 quarter versus $39.9 billion in the prior year period, an increase of 6.0%.

In addition to management fees, we earn incentive fees for certain institutional client assets, certain assets attributable to preferred issues of our closed-end funds and our GDL Fund (NYSE: GDL).  As of September 30, 2017, assets under management with incentive based fees were $3.0 billion, $0.2 billion higher than the $2.8 billion on June 30, 2017 and $0.6 billion higher than the $2.4 billion on September 30, 2016.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 3rd Quarter 2017

				Fund
		Market		distributions,
	June 30,	appreciation/	Net cash	net of	September 30,
	2017	(depreciation)	flows	reinvestments	2017
Equities:
Open-end Funds	$13,574	$517	$(305)	$(24)	$13,762
Closed-end Funds	7,359	249	176	(116)	7,668
Institutional & PWM - direct	13,437	613	(157)	-	13,893
Institutional & PWM - sub-advisory	5,048	368	(70)	-	5,346
SICAV (a)	421	10	73	-	504
Total Equities	39,839	1,757	(283)	(140)	41,173
Fixed Income:
Money-Market Fund	1,813	4	73	-	1,890
Institutional & PWM	29	-	(3)	-	26
Total Fixed Income	1,842	4	70	-	1,916
Total Assets Under Management	$41,681	$1,761	$(213)	$(140)	$43,089
(a) Adjusted to include Merger Arbitrage of $371 million at June 30, 2017.

Table II: Fund Flows - Year to date September 2017

					Fund
		Market			distributions,
	December 31,	appreciation/	Net cash		net of	September 30,
	2016	(depreciation)	flows		reinvestments	2017
Equities:
Open-end Funds	$13,462	$1,354	$(1,009)		$(45)	$13,762
Closed-end Funds	7,150	712	162		(356)	7,668
Institutional & PWM - direct	13,441	1,523	(1,071)		-	13,893
Institutional & PWM - sub-advisory	3,783	522	1,041	(b)	-	5,346
SICAV (a)	320	29	155		-	504
Total Equities	38,156	4,140	(722)		(401)	41,173
Fixed Income:
Money-Market Fund	1,767	9	114		-	1,890
Institutional & PWM	31	-	(5)		-	26
Total Fixed Income	1,798	9	109		-	1,916
Total Assets Under Management	$39,954	$4,149	$(613)		$(401)	$43,089
(a) Adjusted to include Merger Arbitrage of $270 million at December 31, 2016.
(b) Includes $1.2 billion from being approved as the sub-advisor on two sub-advisory entities as of February 27, 2017.

Table III: Assets Under Management by Quarter

				% Change From
	September 30,	June 30,	September 30,	June 30,	September 30,
	2017	2017	2016	2017	2016
Equities:
Open-end Funds	$13,762	$13,574	$13,799	1.4%	(0.3%)
Closed-end Funds	7,669	7,359	7,178	4.2	6.8
Institutional & PWM - direct	13,893	13,437	13,245	3.4	4.9
Institutional & PWM - sub-advisory	5,346	5,048	3,542	5.9	50.9
SICAV (a)	504	50	42	908.0	1,100.0
Total Equities	41,174	39,468	37,806	4.3	8.9
Fixed Income:
Money-Market Fund	1,890	1,813	1,738	4.2	8.7
Institutional & PWM	26	29	37	(10.3)	(29.7)
Total Fixed Income	1,916	1,842	1,775	4.0	7.9
Total Assets Under Management	$43,090	$41,310	$39,581	4.3%	8.9%
Institutional & PWM - direct includes $280 million, $300 million and $286 million of Money Market Fund AUM at September 30, 2017, June 30, 2017 and September 30, 2016, respectively.
(a) Adjusted to include Merger Arbitrage of $371 million and $225 million at June 30, 2017 and September 30, 2016, respectively.

DEFERRED COMPENSATION

As previously disclosed, the Company has deferred the cash compensation of the Chief Executive Officer relating to all of 2016 (“2016 DCCA”) and the first half of 2017 (“First Half 2017 DCCA”) to provide the Company with flexibility to pay down debt.  We have made substantial progress toward this objective, having reduced our debt since the November 2015 spin-off of AC, resulting in Standard & Poor’s recent revision of its outlook to stable from negative and reaffirmation of our debt rating of BBB-.  In furtherance of this strategic objective, we entered into a third DCCA agreement (“Fourth Quarter 2017 DCCA”) with our Chief Executive Officer on September 30, 2017 deferring his cash compensation for the fourth quarter of 2017 until April 2019 under terms that are similar to the prior two DCCAs.  This new Fourth Quarter 2017 DCCA had no effect on the third quarter results but will impact our results in future quarters as his fourth quarter 2017’s compensation expense is amortized over the DCCA vesting period.

Notwithstanding its ability to settle these agreements in stock, GAMCO currently intends to make cash payments to Mr. Gabelli on the respective vesting dates.  While the agreements did not change Mr. Gabelli’s compensation, GAAP reporting for his compensation did change due to the ratable vesting.

The DCCAs defer the Chief Executive Officer’s compensation expense by amortizing it over each DCCA’s respective vesting period.  The Chief Executive Officer is not entitled to receive the compensation until the end of the vesting period, so generally accepted accounting principles (“GAAP”) specify this treatment of the expense.  The 2016 DCCA is expensed ratably over 4 years, the First Half 2017 DCCA is expensed ratably over 18 months, and the Fourth Quarter DCCA will be expensed ratably over 18 months beginning October 1, 2017.

Because the GAAP reporting of the DCCAs granted to the CEO tracks vesting, compensation expense and management fee expense in the year of grant is lower than compensation expense and management fee expense in future periods to the extent that future periods contain the vesting of the prior year’s DCCA compensation on top of the normal compensation for the current year period which has not been deferred.  In 2016, the full amount of the compensation was deferred, and expense was recorded for the 25% vesting in that year.  In the first six months of 2017, the ratable vesting continued for the 2016 compensation, and the new First Half 2017 DCCA grant resulted in compensation for the first six months of 2017 being deferred and expense being recorded for 33% vesting in that period.  The CEO's third quarter compensation was not deferred so 100% of the CEO’s compensation for that period was recorded together with the ratable portions of the vestings of the 2016 DCCA and the First Half 2017 DCCA.  So there is a compounding effect in future periods when there are both current period compensation that has not been deferred and prior period compensation that is being ratably vested.

Accordingly, this vesting schedule resulted in a $19.1 million and a $26.8 million increase in compensation expense in the third quarter 2017 and first nine months of 2017, respectively, versus the comparable 2016 periods’ amounts as well as a $4.0 million and $6.4 million increase in management fee expense in the third quarter 2017 and first nine months 2017, respectively, as compared to the 2016 periods’ amounts.

The GAAP based balance sheets are also impacted; the compensation payable at September 30, 2017 only includes the vested portion of the compensation subject to the DCCAs.  At September 30, 2017, the amount of unrecognized compensation was $57.2 million.

The following tables show a reconciliation of our results for the third quarters and first nine months of 2017 and 2016, and our balance sheet at September 30, 2017 between the GAAP basis and a non-GAAP adjusted basis as if all of the 2016 DCCA and the First Half 2017 DCCA expense were recognized in 2016 and 2017, respectively, without regard to the vesting schedule.  We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.  These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing results with prior period results, and to enable more appropriate comparisons with industry peers.  However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies.  The following schedules reconcile U.S. GAAP financial measures to non-GAAP measures for the three and nine months ended September 30, 2017 and 2016 as well as at September 30, 2017.

	Three Months Ended September 30, 2017
		Impact of
	Reported	First Half	Impact of
	GAAP	2017 DCCA	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$77,328	$-	$-	$77,328
Distribution fees and other income	11,013	-	-	11,013
Total revenues	88,341	-	-	88,341
Expenses
Compensation	42,919	(4,816)	(3,415)	34,688
Management fee	4,935	(886)	(688)	3,361
Distribution costs	11,665	-	-	11,665
Other operating expenses	5,429	-	-	5,429
Total expenses	64,948	(5,702)	(4,103)	55,143

Operating income	23,393	5,702	4,103	33,198
Other income (expense)
Net gain (loss) from investments	2,841	-	-	2,841
Interest and dividend income	745	-	-	745
Interest expense	(2,688)	-	-	(2,688)
Shareholder-designated contribution	(3,857)	-	-	(3,857)
Total other expense, net	(2,959)	-	-	(2,959)
Income before income taxes	20,434	5,702	4,103	30,239
Income tax provision	3,834	2,167	1,559	7,560
Net income attributable to GAMCO Investors, Inc.'s shareholders	$16,600	$3,535	$2,544	$22,679

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.57	$0.12	$0.09	$0.78
Diluted	$0.55	$0.11	$0.08	$0.75

	Nine Months Ended September 30, 2017
		Impact of
	Reported	First Half	Impact of
	GAAP	2017 DCCA	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$228,942	$-	$-	$228,942
Distribution fees and other income	32,916	-	-	32,916
Total revenues	261,858	-	-	261,858
Expenses
Compensation	97,634	14,390	(9,174)	102,850
Management fee	9,455	2,666	(2,172)	9,949
Distribution costs	33,373	-	-	33,373
Other operating expenses	15,900	-	-	15,900
Total expenses	156,362	17,056	(11,346)	162,072

Operating income	105,496	(17,056)	11,346	99,786
Other income (expense)
Net gain (loss) from investments	2,867	-	-	2,867
Interest and dividend income	1,765	-	-	1,765
Interest expense	(8,269)	-	-	(8,269)
Shareholder-designated contribution	(3,857)	-	-	(3,857)
Total other expense, net	(7,494)	-	-	(7,494)
Income before income taxes	98,002	(17,056)	11,346	92,292
Income tax provision	33,688	(6,594)	4,350	31,444
Net income attributable to GAMCO Investors, Inc.'s shareholders	$64,314	$(10,462)	$6,996	$60,848

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$2.22	$(0.36)	$0.24	$2.10
Diluted	$2.14	$(0.34)	$0.22	$2.02

	Three Months Ended September 30, 2016

	Reported	Impact of
	GAAP	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$75,952	$-	$75,952
Distribution fees and other income	11,769	-	11,769
Total revenues	87,721	-	87,721
Expenses
Compensation	21,233	10,885	32,118
Management fee	1,163	2,400	3,563
Distribution costs	11,568	-	11,568
Other operating expenses	5,681	-	5,681
Total expenses	39,645	13,285	52,930

Operating income	48,076	(13,285)	34,791
Other income (expense)
Net gain from investments	55	-	55
Interest and dividend income	371	-	371
Interest expense	(3,155)	-	(3,155)
Total other expense, net	(2,729)	-	(2,729)
Income before income taxes	45,347	(13,285)	32,062
Income tax provision	14,486	(5,075)	9,411
Net income attributable to GAMCO Investors, Inc.'s shareholders	$30,861	$(8,210)	$22,651

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.06	$(0.28)	$0.78
Diluted	$1.03	$(0.27)	$0.76

	Nine Months Ended September 30, 2016

	Reported	Impact of
	GAAP	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$219,594	$-	$219,594
Distribution fees and other income	33,456	-	33,456
Total revenues	253,050	-	253,050
Expenses
Compensation	62,130	32,016	94,146
Management fee	3,376	6,926	10,302
Distribution costs	32,786	-	32,786
Other operating expenses	14,993	-	14,993
Total expenses	113,285	38,942	152,227

Operating income	139,765	(38,942)	100,823
Other income (expense)
Net gain from investments	518	-	518
Interest and dividend income	1,104	-	1,104
Interest expense	(9,729)	-	(9,729)
Total other expense, net	(8,107)	-	(8,107)
Income before income taxes	131,658	(38,942)	92,716
Income tax provision	47,229	(14,811)	32,418
Net income attributable to GAMCO Investors, Inc.'s shareholders	$84,429	$(24,131)	$60,298

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$2.89	$(0.83)	$2.06
Diluted	$2.85	$(0.81)	$2.04

	September 30, 2017
			Impact of
	Reported	Impact of	First Half
	GAAP	2016 DCCA	2017 DCCA	Non-GAAP
ASSETS
Cash and cash equivalents	$61,097	$-	$-	$61,097
Investments in securities	101,425	-	-	101,425
Receivable from brokers	1,342	-	-	1,342
Investment advisory fees receivable	25,549	-	-	25,549
Receivable from affiliates	4,784	-	-	4,784
Income tax receivable	24,941	14,724	7,017	46,682
Other assets	11,888	-	-	11,888
Total assets	$231,026	$14,724	$7,017	$252,767

LIABILITIES AND EQUITY
Payable to brokers	13,311	-	-	13,311
Income taxes payable and deferred tax liabilities	3,215	-	-	3,215
Capital lease obligation	4,976	-	-	4,976
Compensation payable	82,896	38,748	18,467	140,111
Payable to affiliates	2,981	-	-	2,981
Accrued expenses and other liabilities	24,134	-	-	24,134
Sub-total	131,513	38,748	18,467	188,728

4.5% Convertible note (due August 15, 2021)	109,862	-	-	109,862
AC 4% PIK Note (due November 30, 2020)	70,000	-	-	70,000
5.875% Senior notes (due June 1, 2021)	24,138	-	-	24,138
Total liabilities	335,513	38,748	18,467	392,728

Equity
GAMCO Investors, Inc. stockholders' equity
Class A Common Stock	14	-	-	14
Class B Common Stock	19	-	-	19
Additional paid-in capital	11,084	-	-	11,084
Retained earnings (deficit)	143,026	(24,024)	(11,450)	107,552
Accumulated other comprehensive income	12,365	-	-	12,365
Treasury stock, at cost	(270,995)	-	-	(270,995)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	(104,487)	(24,024)	(11,450)	(139,961)
Total liabilities and equity (deficit)	$231,026	$14,724	$7,017	$252,767

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared To Three Months Ended September 30, 2016

(Unaudited; in thousands, except per share data)
	2017	2016
Revenues
Investment advisory and incentive fees	$77,328	$75,952
Distribution fees and other income	11,013	11,769
Total revenues	88,341	87,721
Expenses
Compensation	42,919	21,233
Management fee	4,935	1,163
Distribution costs	11,665	11,568
Other operating expenses	5,429	5,681
Total expenses	64,948	39,645
Operating income	23,393	48,076
Other income (expense)
Net gain from trading securities	2,841	55
Interest and dividend income	745	371
Interest expense	(2,688)	(3,155)
Shareholder-designated contribution	(3,857)	-
Total other expense, net	(2,959)	(2,729)
Income before income taxes	20,434	45,347
Income tax provision	3,834	14,486
Net income attributable to GAMCO Investors, Inc.'s shareholders	$16,600	$30,861

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.57	$1.06

Diluted	$0.55	$1.03

Overview

Net income for the quarter was $16.6 million, or $0.55 per fully diluted share, versus $30.9 million, or $1.03 per fully diluted share, in the prior year’s quarter.  There were several distinct items in both quarters that impacted results.  During the third quarter of 2017, we recorded an additional $1.7 million of stock compensation expense, net of tax, $0.6 million of launch costs, net of tax, for a closed-end fund, $2.2 million of charitable contributions, net of tax, and an additional $6.1 million of expense, net of tax, for the 2016 DCCA and the First Half 2017 DCCA.  The 2017 quarter also included the recognition of $2.6 million in gains on securities donated, net of tax, and a $3.4 million income tax accrual reversal.  The 2016 third quarter included $8.2 million less in expense, net of tax, relating to the 2016 DCCA, an income tax reversal of $2.6 million and $0.3 million of expense, net of tax, from the launch of a closed-end fund.  Absent these distinct items, net income for 2017 was $21.2 million versus $20.4 million in 2016.

Revenues

Investment advisory and incentive fees for the third quarter 2017 were $77.3 million, 1.7% higher than the 2016 comparative figure of $76.0 million.  Open-end fund revenues increased by 0.6% to $33.8 million from $33.6 million in the third quarter of 2016.  Our closed-end fund revenues increased 5.2% to $16.2 million in the third quarter 2017 from $15.4 million in 2016 due to a 5.3% increase in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, fell $0.2 million to $26.0 million from $26.2 million in the third quarter of 2016.  There were no incentive fees earned during the third quarters of 2017 or 2016.  We recognize incentive fees only when the earning period for them is complete.  Revenues relating to the SICAV were $1.3 million in the third quarter of 2017 versus $0.8 million in the third quarter of 2016.

Open-end fund distribution fees and other income were $11.0 million for the third quarter 2017, a decrease of $0.8 million or 6.8% from $11.8 million in the prior year period, primarily due to lower average AUM in open-end equity funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $42.9 million or 102.4% higher than prior year compensation costs of $21.2 million.  This is primarily due to the accounting for the vesting of the DCCAs.

Because the GAAP reporting of the DCCAs granted to the CEO tracks vesting, compensation expense in the year of grant is lower than compensation expense in future periods to the extent that future periods contain the vesting of the prior year’s DCCA compensation on top of the normal compensation for the current year period which has not been deferred.  In 2016, the full amount of the compensation was deferred, and expense was recorded for the 25% vesting in that year.  In the first half of 2017, the ratable vesting continued for the 2016 compensation, and the new First Half 2017 DCCA grant resulted in compensation for the first six months of 2017 being deferred and expense being recorded for 33% vesting in that period.  In the third quarter 2017, there was no DCCA so 100% of the CEO’s compensation for that period was recorded together with the ratable portions of the vestings of the 2016 DCCA and the First Half 2017 DCCA.  So there is a compounding effect in future periods when there are both current period compensation that has not been deferred and prior period compensation that is being ratably vested.  Accordingly, this vesting schedule resulted in a $19.1 million increase in compensation in third quarter 2017 versus third quarter 2016.

The remainder of the quarter over quarter increase was comprised of a $1.1 million increase in variable compensation related to the increased levels of AUM, a $0.6 million increase in fixed compensation, and a $0.9 million net increase in stock compensation expense, inclusive of the $1.8 million incurred in the third quarter of 2017 for the acceleration of the GBL RSAs.

Management fee expense, which is wholly variable and based on pretax income, increased to $4.9 million in the third quarter of 2017 from $1.2 million in the 2016 period.  Once again, this increase is primarily due to the accounting for the vesting of the DCCAs.  The DCCAs affected management fee expense, which is part of the CEO’s DCCAs, in a similar fashion to the compensation expense with the vesting schedule resulting in a $4.0 million increase in management fee expense in the third quarter 2017 as compared with the third quarter 2016.  The remaining $0.3 decline in the year-over-year comparison is due to the decline in pre-tax income on which the management fee is based.

Distribution costs were $11.7 million, an increase of $0.1 million or 0.9% from $11.6 million in the prior year’s period.

Other operating expenses were $5.4 million in the third quarter of 2017, a decrease of $0.3 million, or 5.3%, from $5.7 million in the third quarter of 2016. The research fee paid to G.research increased to $0.8 million in the third quarter of 2017 from $0.4 million in the prior year quarter. Legal expense was lower by $0.7 million in the 2017 period.

Operating income for the third quarter of 2017 was $23.4 million, a decrease of $24.7 million, or 51.4%, from the $48.1 million in the third quarter of 2016.  Operating income, as a percentage of revenues, was 26.5% in the 2017 quarter as compared to 54.8% in the 2016 quarter.

Other expense

Total other expense, net was an expense of $3.0 million for the third quarter 2017 versus an expense of $2.7 million in the prior year’s quarter.  Net gains from trading securities were $2.8 million in the third quarter of 2017 versus gains of $55,000 in the third quarter of 2016.  Interest and dividend income increased to $0.7 million in the third quarter 2017 from $0.4 million in the third quarter 2016.  Interest expense decreased $0.5 million to $2.7 million in the third quarter of 2017 from $3.2 million in the third quarter of 2016 as gross debt at September 30, 2017 was $29.9 million lower as debt fell from $233.9 million at September 30, 2016 to $204.0 million at September 30, 2017.

The effective tax rates (“ETR”) for the three months ended September 30, 2017 and September 30, 2016 were 18.8% and 31.9%, respectively.  The ETR for the three months ended September 30, 2017 was higher by 3.6% than it would have otherwise been as a result of a reduction to previously recorded stock compensation tax benefits. The current year quarter’s ETR benefited from the reversal of certain tax accruals totaling $3.4 million as well as a $1.0 million tax benefit related to charitable contributions while the prior year quarter benefited from a reversal of $2.6 million in tax accruals due to the conclusion of a state audit.

Nine Months Ended September 30, 2017 Compared To Nine Months Ended September 30, 2016

(Unaudited; in thousands, except per share data)
	2017	2016
Revenues
Investment advisory and incentive fees	$228,942	$219,594
Distribution fees and other income	32,916	33,456
Total revenues	261,858	253,050
Expenses
Compensation	97,634	62,130
Management fee	9,455	3,376
Distribution costs	33,373	32,786
Other operating expenses	15,900	14,993
Total expenses	156,362	113,285
Operating income	105,496	139,765
Other income (expense)
Net gain from trading securities	2,867	518
Interest and dividend income	1,765	1,104
Interest expense	(8,269)	(9,729)
Shareholder-designated contribution	(3,857)	-
Total other expense, net	(7,494)	(8,107)
Income before income taxes	98,002	131,658
Income tax provision	33,688	47,229
Net income attributable to GAMCO Investors, Inc.'s shareholders	$64,314	$84,429

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$2.22	$2.89

Diluted	$2.14	$2.85

Overview

Net income for the first nine months was $64.3 million, or $2.14 per fully diluted share, versus $84.4 million, or $2.85 per fully diluted share, in the prior year’s first nine months.  There were several distinct items in both periods that impacted results.  During 2017, we recorded an additional $4.0 million of stock compensation expense, net of tax, $0.6 million of launch costs, net of tax, for a closed-end fund, and $2.2 million of charitable contributions, net of tax.  The 2017 quarter also included a $3.4 million reduction of expense, net of tax, for the 2016 DCCA and the First Half 2017 DCCA, the recognition of $2.6 million in gains on securities donated, net of tax, and a $3.4 million income tax accrual reversal.  The 2016 third quarter included $24.1 million less in expense, net of tax benefit, relating to the 2016 DCCA, a tax reversal of $2.6 million and $0.3 million of expense, net of tax benefit, from the launch of a closed-end fund.  Absent these distinct items, net income for 2017 was $61.7 million versus $58.0 million in 2016.

Revenues

Investment advisory and incentive fees for the nine months ended September 2017 were $228.9 million, 4.2% higher than the 2016 comparative figure of $219.6 million.  Open-end fund revenues increased by 2.2% to $99.7 million from $97.6 million in the first nine months of 2017.  Our closed-end fund revenues increased 11.0% to $47.4 million in the nine months ended September 2017 from $42.7 million in 2016 due to a 7.4% increase in non-performance fee based average AUM.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, rose $1.3 million to $78.6 million from $77.3 million in the first nine months of 2016.  There were no incentive fees earned during the first nine months of 2017 or 2016.  We recognize incentive fees only when the earning period for them is complete.  Revenues relating to the SICAV were $3.2 million in the nine months ended September 2017 versus $1.9 million in the nine months ended September 2016.

Open-end fund distribution fees and other income were $32.9 million for the first nine months of 2017, a decrease of $0.6 million or 1.8% from $33.5 million in the prior year period, primarily due to lower average AUM in open-end equity funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $97.6 million or 57.2% higher than prior year compensation costs of $62.1 million.  This is primarily due to the accounting for the vesting of the DCCAs.

Because the GAAP reporting of the DCCAs granted to the CEO tracks vesting, compensation expense in the year of grant is lower than compensation expense in future periods to the extent that future periods contain the vesting of the prior year’s DCCA compensation on top of the normal compensation for the current year period which has not been deferred.  In 2016, the full amount of the compensation was deferred, and expense was recorded for the 25% vesting in that year.  In the first six months of 2017, the ratable vesting continued for the 2016 compensation, and the new First Half 2017 DCCA grant resulted in compensation for the first six months of 2017 being deferred and expense being recorded for 33% vesting in that period.  In the third quarter 2017, there was no DCCA, so 100% of the CEO’s compensation for that period was recorded together with the ratable portions of the vestings of the 2016 DCCA and the First Half 2017 DCCA.  So there is a compounding effect in future periods when there are both current period compensation that has not been deferred and prior period compensation that is being ratably vested.  Accordingly, this vesting schedule resulted in a $26.8 million increase in compensation expense in the first nine months of 2017 versus the comparable 2016 period.

The remainder of the period over period increase was comprised of a $4.2 million increase in variable compensation related to the increased levels of AUM, a $0.6 million increase in fixed compensation, and a $3.9 million net increase in stock compensation expense, inclusive of the $5.5 million incurred in 2017 for the acceleration of the GBL and AC RSAs.

Management fee expense, which is wholly variable and based on pretax income, increased to $9.5 million in the nine months ended September 30, 2017 from $3.4 million in the 2016 period.  Once again, this increase is primarily due to the accounting for the vesting of the DCCAs.  The DCCAs affected management fee expense, which is part of the CEO’s DCCAs, in a similar fashion to the compensation expense with the vesting schedule resulting in a $6.4 million increase in management fee expense in the first nine months of 2017 as compared with the comparable period in 2016.  The remaining $0.3 decline in the year-over-year comparison is due to the decline in pre-tax income on which the management fee is based.

Distribution costs were $33.4 million, an increase of $0.6 million or 1.8% from $32.8 million in the prior year’s period.

Other operating expenses were $15.9 million in the first nine months of 2017, an increase of $0.9 million, or 6%, from $15.0 million in the first nine months of 2016. The research fee paid to G.research increased to $2.3 million in the nine months ending September 30, 2017 from $1.1 million in the prior year period.

Operating income for the first nine months of 2017 was $105.5 million, a decrease of $34.3 million, or 24.5%, from the $139.8 million in the first nine months of 2016.  Operating income, as a percentage of revenues, was 40.3% in the 2017 period as compared to 55.2% in the 2016 period.

Other expense

Total other expense, net was an expense of $7.5 million for the nine months ended September 30, 2017 versus an expense of $8.1 million in the prior year’s period.  Net gains from trading securities increased to $2.9 million in the first nine months of 2017 from $0.5 million in the prior year period.  Interest and dividend income increased to $1.8 million in the first nine months of 2017 from $1.1 million in the first nine months of 2016.  Interest expense decreased $1.4 million to $8.3 million in the first nine months of 2017 from $9.7 million in the first nine months of 2016 as gross debt at September 30, 2017 was $204.0 million down from the $233.9 million at September 30, 2016.

The ETR for the nine months ended September 30, 2017 and September 30, 2016 were 34.4% and 35.9%, respectively.  The ETR for the nine months ended September 30, 2017 was higher by 1.0% than it would have otherwise been as a result of a reduction to previously recorded stock compensation tax benefits. The current year quarter’s ETR benefited from the reversal of certain tax accruals totaling $3.6 million as well as a $1.0 million tax benefit related to charitable contributions while the prior year quarter benefited from a reversal of $2.6 million in tax accruals due to the conclusion of a state audit.

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments and securities held for investment purposes.  Cash and cash equivalents are comprised primarily of 100% U.S. Treasury money market funds managed by GAMCO.

Summary cash flow data is as follows:

	Nine months ended
	September 30,
	2017	2016
Cash flows provided by / (used in) operations :	(in thousands)
Operating activities	$65,229	$105,212
Investing activities	(3,611)	185
Financing activities	(40,318)	(85,292)
Increase in cash and cash equivalents from operations	21,300	20,105
Effect of exchange rates on cash and cash equivalents	(15)	28
Net increase	21,285	20,133
Cash and cash equivalents at beginning of period	39,812	13,719
Cash and cash equivalents at end of period	$61,097	$33,852

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

At September 30, 2017, we had total unrestricted cash and cash equivalents of $61.0 million, an increase of $21.2 million from December 31, 2016 primarily due to the Company’s operating activities described below.  We also held $0.1 million of cash equivalents and $59.9 million of investments in securities in an escrow account for the benefit of the Convertible Note holder.  Total debt outstanding at September 30, 2017 was $204 million, consisting of $70 million of a 4% PIK Note due November 30, 2020, $110 million of a 4.5% convertible note due August 15, 2021, and $24.2 million of 5.875% senior notes due 2021.  It is anticipated that the majority of our free cash flow will go towards servicing our debt and deferred compensation payable for the next few years.

For the nine months ended September 30, 2017, cash provided by operating activities was $65.2 million, a decrease of $40.0 million from cash provided in the prior year period of $105.2 million.  Cash was provided through an increase in compensation payable of $33.5 million, a decrease in investment advisory fees receivable of $13.7 million, an increase in income taxes payable and deferred tax liabilities of $9.4 million, an increase of $3.9 million in stock based compensation expense, an increase in payable to brokers of $3.1 million, an increase in payable to affiliates of $1.6 million and $1.7 million from other sources.  Reducing cash was an increase in investments in trade securities of $60.2 million, a decrease in net income of $20.1 million, an increase in income tax receivable and deferred tax assets of $11.7 million, an increase in deferred income taxes of $5.3 million, a decrease to accrued expenses and other liabilities of $8.0 million and an increase in receivable from brokers of $1.6 million.  Cash used in investing activities was $3.6 million.  Cash used in financing activities in the first nine months of 2017 was $40.3 million, including $8.6 million paid for the purchase of treasury stock, and $1.7 million paid in dividends and $30.0 million for the partial repayment for the 4% PIK Note.

For the nine months ended September 30, 2016, cash provided by operating activities was $105.2 million. Cash provided by investing activities, related to proceeds from sales of available for sale securities was $0.2 million in the first nine months of 2016.  Cash used in financing activities in the first nine months of 2016 was $85.3 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

We have one broker-dealer, G.distributors, which is subject to certain net capital requirements.  G.distributors computes it net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for the broker-dealer at September 30, 2017.  At September 30, 2017, G.distributors had net capital, as defined, of approximately $3.8 million, exceeding the regulatory requirement by approximately $3.5 million.  Net capital requirements for our affiliated broker-dealer may increase in accordance with rules and regulations to the extent they engage in other business activities.

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

With respect to our proprietary investment activities, investments in securities of $101.4 million, $37.3 million and $32.9 million at September 30, 2017, December 31, 2016 and September 30, 2016, respectively, included investments in common stocks of $41.3 million, $37.2 million and $32.9 million, respectively, and investments in closed-end funds of $0.1 million, $0.1 million and $0, respectively.  Of the $41.3 million, $37.2 million and $32.9 million, invested in common stocks at September 30, 2017, December 31, 2016 and September 30, 2016, respectively, $41.3 million, $37.1 million and $32.9 million, respectively, was related to our investment in Westwood Holdings Group Inc.  Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At September 30, 2017, December 31, 2016 and September 30, 2016, there were no securities sold, not yet purchased.

The following table provides a sensitivity analysis for our investments in equity securities as of September 30, 2017 and December 31, 2016.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At September 30, 2017:
Equity price sensitive investments, at fair value	$101,425	$91,282	$111,567
At December 31, 2016:
Equity price sensitive investments, at fair value	$37,285	$33,557	$41,014

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on September 30, 2017, cash and cash equivalent balance of $61.1 million, a 1% increase in interest rates would increase our interest income by $0.6 million annually.  Given that our current return on these cash equivalent investments in this low interest rate environment is approximately 0.98% annually, an analysis of a 1% decrease is not meaningful.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.  See Note A and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in GAMCO’s 2016 Annual Report on Form 10-K filed with the SEC on March 7, 2017 for details on Critical Accounting Policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, GAMCO is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At September 30, 2017, we had equity investments of $101.4 million.  We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes are recorded as net gain from investments in the condensed consolidated statements of income while the available for sale portfolio changes are recorded in accumulated other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Co-Chief Accounting Officers (“CAOs”), to allow timely decisions regarding required disclosure.  Our CEO and CAOs participated in this evaluation and concluded that, as of the date of September 30, 2017, our disclosure controls and procedures were effective.

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

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at September 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended September 30, 2017:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
7/01/17 - 7/31/17	-	$-	-	574,648
8/01/17 - 8/31/17	113,121	29.53	113,121	886,879
9/01/17 - 9/30/17	18,359	28.74	18,359	868,520
Totals	131,480	$29.42	131,480

In August 2017, the Board of Directors increased the buyback authorization by 425,352 shares of GBL Class A stock.  Our stock repurchase program is not subject to an expiration date.

Item 6.    (a) Exhibits

10.20
Restricted Stock Unit Agreement, dated September 30, 2017, by and between GAMCO Investors, Inc. and Mario J. Gabelli. (Incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated September 30, 2017 filed with the Securities and Exchange Commission on October 5, 2017).

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

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer	Title: Co-Chief Accounting Officer

Date: November 7, 2017	Date: November 7, 2017