Form 10-K
period 2017-12-31
GAMCO INVESTORS, INC. ET AL
filed 2018-03-09
CIK 1060349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $165,809,758.

As of March 1, 2018, 9,898,371 shares of class A common stock and 19,024,404 shares of class B common stock were outstanding. 18,313,741 shares of class B common stock were held by a subsidiary of GGCP, Inc.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement relating to the 2018 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

GAMCO Investors, Inc.

Annual Report on Form 10-K For the Fiscal Year Ended December 31, 2017

Part I
	Item 1	Business	4
		Overview	4
		Business Strategy	5
		Business Description	7
		Assets Under Management	9
		Open-End Fund Distribution	11
		Competition	12
		Intellectual Property	12
		Regulation	12
		Personnel	14
	Item 1A	Risk Factors	14
	Item 1B	Unresolved Staff Comments	21
	Item 2	Properties	21
	Item 3	Legal Proceedings	21
	Item 4	Mine Safety Disclosures	22
Part II
	Item 5	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer
		Purchases of Equity Securities	22
	Item 6	Selected Financial Data	25
	Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	45
	Item 8	Financial Statements and Supplementary Data	45
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	82
	Item 9A	Controls and Procedures	82
	Item 9B	Other Information	82
Part III
	Item 10	Directors, Executive Officers and Corporate Governance	83
	Item 11	Executive Compensation	83
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related
		Stockholder Matters	83
	Item 13	Certain Relationships and Related Transactions, and Director Independence	83
	Item 14	Principal Accountant Fees and Services	83
Part IV
	Item 15	Exhibits, Financial Statement Schedules	84
	Item 16	Form 10-K Summary	87

		Signatures	88
		Power of Attorney	89
		Computation of Ratios of Earnings to Fixed Charges
		Subsidiaries of GAMCO Investors, Inc.
		Consent of Independent Registered Public Accounting Firm

	Certifications	Exhibit 31.1
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

Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, the economy, the effects of the Tax Cuts and Jobs Act, and other conditions, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation: the adverse effect from a decline in the securities markets; a decline in the performance of our products; a general downturn in the economy; the ongoing impacts of the Tax Cuts and Jobs Act with respect to tax rates and the non-deductibility of certain portions of NEO compensation; changes in government policy or regulation; changes in our ability to attract or retain key employees; and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. We also direct your attention to any more specific discussions of risk contained in Item 1A below and in our other public filings or in documents incorporated by reference here or in prior filings or reports.

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

As of December 31, 2017, we had $43.1 billion of AUM, of which 96% is invested in equities, principally through our two registered investment advisers: GAMCO Asset Management Inc. (“Institutional and Private Wealth Management”) and Gabelli Funds, LLC (“Funds”).  G.distributors, LLC (“G.distributors”) acts as an underwriter and distributor of our open-end funds.

Our AUM are organized into three groups:

●
Institutional and Private Wealth Management: We provide advisory services to a broad range of investors, including corporate retirement plans, foundations, endowments, jointly-trusteed plans and public funds, private wealth clients and also serve as sub-advisor to third party investment funds including registered investment companies (“Institutional and Private Wealth Management”).   On December 31, 2017, we had $18.9 billion of Institutional and Private Wealth Management AUM.  Over the last 40 years, the firm has generated over $27.9 billion in investment returns for our institutional and private wealth management clients.

●
Open and Closed-End Funds: We provide advisory services to twenty-one open-end funds, fifteen closed-end funds and one exchange traded managed fund under the Gabelli, GAMCO and Comstock brands (collectively, the “Funds”).  The Funds had $23.7 billion of AUM on December 31, 2017.  Additionally, we provide administrative services to seven open-end funds, with AUM of $1.6 billion on December 31, 2017, under the TETON Westwood brand.

●
SICAV: We provide advisory services to one fund under the GAMCO brand, the GAMCO International SICAV (the “SICAV”).  The SICAV has two sub-fund strategies, the GAMCO Merger Arbitrage Fund and the GAMCO All Cap Value Fund.  The GAMCO Merger Arbitrage strategy is sub-advised by Associated Capital Group, Inc. (“AC”) and had $458 million of AUM at December 31, 2017.  The GAMCO All Cap Value strategy had $52 million of AUM on December 31, 2017.

GBL is a holding company incorporated in April 1998 in advance of our initial public offering (“Offering”) in February 1999.  GGCP Holdings, LLC, a subsidiary of GGCP, Inc., which is majority-owned by Mr. Mario J. Gabelli (“Mr. Gabelli”), owns a majority of the outstanding shares of Class B Common Stock (“Class B Stock”) of GBL.  Such ownership represented approximately 91% of the combined voting power of the outstanding common stock and approximately 63% of the equity interest on December 31, 2017.   On December 31, 2017, AC and its subsidiaries, own 4,393,055 shares of Class A Common Stock (“Class A Stock”) representing approximately 15% of the equity interest and approximately 2% of the combined voting power.  AC is majority-owned by GGCP Holdings, LLC.  Accordingly, Mr. Gabelli is deemed to control GBL.

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

On March 20, 2009, we distributed our ownership in Teton Advisors, Inc. (“Teton”), the advisor to the TETON Westwood funds, to our shareholders.  At the time of the distribution the stock price of Teton was $2.75 per share.  At December 31, 2017 the stock price of Teton was $45.00 per share.

On November 30, 2015 (the “Spin-Off Date”), we distributed our ownership in AC along with certain cash and other assets to our shareholders (the “Spin-off”).  AC owns and operates, directly or indirectly, the alternatives and the institutional research businesses previously owned and operated by GBL.  Subsequent to the Spin-off, GAMCO no longer consolidates the financial results of AC for the purposes of its own financial reporting and the historical financial results of AC have been reflected in the Company’s consolidated financial statements as discontinued operations for 2015 within this report.  Historical AUM have similarly been adjusted to remove AUM managed by AC.

During 2017, we returned $16.7 million to shareholders through dividends and our stock buyback program.  We paid $2.4 million, or $0.08 per share, in cash dividends to our common shareholders and repurchased 484,526 shares at an average investment of $29.56 per share or $14.3 million.

Since the Offering in February 1999, when GBL shares were sold at $17.50 per share and total shares outstanding were 30 million for a market capitalization of $525 million, we have returned to shareholders $1.9 billion in total, of which $1.0 billion was in the form of spin-offs of AC and Teton, $491.0 million was from dividends and $453.1 million was through stock buybacks.

Business Strategy

Our business strategy targets global growth of the franchise through continued leveraging of our proven asset management strengths including our brands, long-term performance record, diverse product offerings and experienced investment, research and client relationship professionals.  In order to achieve performance and growth in AUM and profitability, we are pursuing a strategy which includes the following key elements:

●
Gabelli “Private Market Value (PMV) with a CatalystTM” Investment Approach. While we have expanded our investment product offerings, our “value investing” approach remains the core of our business.  This method is based on and has evolved from the value investing principles articulated by Graham & Dodd in 1934 and enhanced by Roger Murray and Bruce Greenwald, and has been further augmented by Mr. Gabelli, CFA, with his development in 1979 of Private Market Value (PMV) with a CatalystTM value investment methodology.

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

In general, our Institutional and Private Wealth Management AUM are managed to meet the specific needs and objectives of each client by utilizing investment strategies that are within our areas of expertise: “all cap value”, “ESG”, “small cap value”, “large cap growth”, “international growth” and “convertible”.

●
Establishing Relationship Offices. We have nine offices including New York, Chicago, Greenwich, London, Morristown, Palm Beach, Reno, and Tokyo.  We will continue to evaluate adding additional offices throughout the world.

●
Incentive Fees. Since a growing percentage of the firm's revenues may be directly linked to performance-based fees (largely recognized in the fourth quarter), this may increase the variability of our revenues and profits.  As of December 31, 2017, approximately $3.0 billion of our AUM are managed on a performance fee basis including $1.4 billion of Institutional and Private Wealth Management assets, $714 million of preferred issues of closed-end funds, $458 million of SICAV assets,  $336 million in The GDL Fund, and $103 million in the Gabelli Merger Plus+ Trust PLC.

●
Expanding Mutual Fund Distribution. We continue to expand our distribution network primarily through national and regional brokerage firms and have developed additional classes of shares for most of our mutual funds for sale through these firms and other third party distribution channels.  We have increased our wholesaling efforts to market the multi-class shares, which have been designed to meet the needs of investors who seek advice through financial consultants.  We launched our first actively managed exchange traded managed fund in 2016 (The Gabelli Media Mogul NextSharesTM) and our second in 2017 (The Gabelli Food of All Nations NextSharesTM).

●
Increasing Presence in Private Wealth Management Market. Our private wealth management business focuses, in general, on serving clients who have established an account relationship of $2.5 million or more with us.  According to industry estimates, the number of households with over $2.5 million in investable assets will continue to grow, subject to ups and downs in the equity and fixed income markets.  With our 40-year history of serving this segment, long-term performance record, customized portfolios tax-sensitive investment strategy, brand name recognition and broad array of product offerings, we believe that we are well-positioned to capitalize on the growth opportunities in this market.

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

●
Hosting of Institutional Investor Symposiums. We have a tradition of sponsoring institutional investor symposiums that bring together prominent portfolio managers, members of academia and other leading business professionals to present, discuss and debate current issues and topics in the investment industry.  These symposiums have included:

-2017 -2015	“Digital Evolution in Financial Services” “Capital Allocation – The Tug of War”
-2013	“Value Investing 20 Years Later: A Celebration of the Roger Murray Lecture Series”
-2006	“Closed-End Funds: Premiums vs. Discounts, Dividends and Distributions”
-2003	“Dividends, Taxable versus Non-Taxable Issues”
-2001 -1998	“Virtues of Value Investing” “The Role of Hedge Funds as a Way of Generating Absolute Returns”
-1997	“Active vs. Passive Stock Selection”

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

We believe that our growth to date is traceable to the following factors:

●
Strong Industry Fundamentals: According to data compiled by the U.S. Federal Reserve, the investment management industry has grown faster than more traditional segments of the financial services industry, including the banking and insurance industries. Since GBL began managing assets for institutional and private wealth management clients in 1977, world equity markets have grown at a 10.3% compound annual growth rate through December 31, 2017 to approximately $81.3 trillion(a).  The U.S. equity market comprises about $29.6 trillion(a) or roughly 36% of world equity markets.  We believe that demographic trends and the growing role of money managers in the placement of capital compared to the traditional role played by banks and life insurance companies will result in continued growth of the investment management industry.

●
Long-Term Performance: We have a superior long-term record of achieving relatively high returns for our Institutional and Private Wealth Management clients.  We believe that our performance record represents a competitive advantage and a recognized component of our franchise.

●
Stock Market Gains: Since we began managing for institutional and private wealth management clients in 1977, our traditional value-oriented Institutional and Private Wealth Management composite has earned a compound annual return of 16.2% gross and 15.3% net of fees versus a compound annual return of 11.8% for the S&P 500 through December 31, 2017.  For 2017, the GAMCO composite rose 17.4% gross and 16.9% net of fees versus a gain of 21.8% for the S&P 500.

●
Widely-Recognized “Gabelli” and “GAMCO” Brand Names: For much of our history, our portfolio managers and investment products have been featured in a variety of financial print media, including both U.S. and international publications such as The Wall Street Journal, Financial Times, Money Magazine, Barron's, Fortune, Business Week, Nikkei Financial News, Forbes Magazine, Consumer Reports and Investor's Business Daily.  We also underwrite publications written by our investment professionals, including  Deals…Deals…and More Deals, which examines the history and current practice of merger arbitrage and is published in English, Japanese, Chinese and Italian, and Global Convertible Investing: The Gabelli Way, a comprehensive guide to effective investing in convertible securities.  We look forward to publishing the follow up book to our 1999 Deals…Deals…and More Deals in the coming months: tales of how the best arbitrageurs of our time earn a non-market correlated return by investing in announced takeovers.

●
Diversified Product Offerings: Since the inception of our investment management activities, we have sought to expand the breadth of our product offerings.  We currently offer a wide spectrum of investment products and strategies, including product offerings in U.S. equities, U.S. fixed income, global and international equities, and convertible securities.

Business Description

Our AUM’s are clustered in two groups:  Funds and Institutional & Private Wealth Management.

Funds:  We provide advisory services to twenty-one open-end funds, sixteen closed-end funds and two actively managed exchange traded managed funds.  At December 31, 2017, we had $23.7 billion of AUM in Fund AUM, representing 55.0% of our total AUM.  Our equity funds and closed-end funds were $21.8 billion in AUM on December 31, 2017, 5.8% ahead of the $20.6 billion on December 31, 2016.  We also are the advisor to a SICAV with AUM of $510 million at December 31, 2017, up from the $320 million in AUM at December 31, 2016.

(a) Source: Birinyi Associates, LLC

Open-end Funds

On December 31, 2017, we had $13.7 billion of AUM in twenty open-end equity funds and $1.9 billion in our Gabelli U.S. Treasury Money Market Fund.  We market our open-end funds primarily through third party distribution programs, including no-transaction fee (“NTF”) programs, and have developed additional share classes for many of our funds for distribution through additional third party distribution channels.  At December 31, 2017, third party distribution programs accounted for approximately 78% of all assets in open-end equity funds, and, approximately 22% of our AUM in open-end, equity funds was sourced through direct sales relationships.

Closed-end Funds

We act as investment advisor to sixteen closed-end funds, fourteen of which trade on the NYSE or its affiliated exchange: Gabelli Equity Trust (GAB), GDL Fund (GDL), Gabelli Multimedia Trust (GGT), Gabelli Healthcare & Wellness Rx Trust (GRX), Gabelli Convertible and Income Securities Fund (GCV), Gabelli Utility Trust (GUT), Gabelli Dividend & Income Trust (GDV), Gabelli Global Utility & Income Trust (GLU), GAMCO Global Gold, Natural Resources & Income Trust (GGN), GAMCO Natural Resources, Gold & Income Trust (GNT), The Gabelli Global Small and Mid Cap Value Trust (GGZ), the Bancroft Fund Ltd. (BCV), the Ellsworth Growth and Income Fund Ltd. (ECF), and the Gabelli Go Anywhere Trust (GGO).  We launched the Gabelli Value Plus+ Trust Plc (GVP) in 2015 and the Gabelli Merger Plus+ Trust PLC (GMP) in 2017, both of which trade on the London Stock Exchange.  As of December 31, 2017, the sixteen closed-end funds had total assets of $8.1 billion, representing 34.0% of the total assets in our Funds business.

Exchange Traded Managed Funds

During 2016, we launched our first exchange traded managed fund (“ETMF”).  The Gabelli Media Mogul NextSharesTM trades on the Nasdaq Stock Market LLC under the symbol “MOGLC” and was the first member of the Gabelli NextShares Trust offered under an agreement with NextShares Solutions, LLC.  The Gabelli Food of All Nations NextSharesTM was launched in 2017 and trades on the Nasdaq Stock Market LLC under the symbol “FOANC”.  As of December 31, 2017, the two ETMFs had AUM of $7.0 million.

SICAV

We provide advisory services to one fund under the GAMCO brand, the GAMCO International SICAV.  The SICAV has two sub-fund strategies, the GAMCO Merger Arbitrage Fund and the GAMCO All Cap Value Fund.  Total AUM in the SICAV was $510 million at December 31, 2017.

Institutional and Private Wealth Management:   At December 31, 2017, we had $18.9 billion of AUM in approximately 1,700 Institutional and Private Wealth Management accounts, representing 43.8% of our total AUM.  The Private Wealth Management clients – defined as individuals generally having minimum investable assets of $5 million comprised approximately 80% of the total number of management accounts and approximately $5.3 billion, or 28%, of the Institutional and Private Wealth Management assets as of December 31, 2017.  We believe that Private Wealth Management clients for the taxable portion of their assets are attracted to us by our returns and the tax efficient nature of the underlying investment process.  As of December 31, 2017, institutional client accounts represented approximately $6.4 billion, or 35%, of the Institutional and Private Wealth Management assets and 9% of the accounts.  Foundation and endowment fund assets represented 11% of the number of Institutional and Private Wealth Management accounts and approximately $1.7 billion, or 9%, of the Institutional and Private Wealth Management AUM.  The sub-advisory clients, (where we act as sub-advisor to third party investment funds) held approximately $5.4 billion, or 29%, of total Institutional and Private Wealth Management assets with 1% of the total number of accounts.

The ten largest Institutional and Private Wealth Management relationships comprised approximately 47% of GAMCO Asset Management AUM and approximately 20% of our total AUM and approximately 29% of GAMCO Asset Management revenues and approximately 9% of our total revenues for the year ended December 31, 2017.

Investment advisory agreements for our Institutional and Private Wealth Management clients are typically subject to termination by the client without penalty on 30 days’ notice or less.

Assets Under Management

The following table sets forth total AUM by product type as of the dates shown:

Assets Under Management
By Product Type
(Dollars in millions)
						%
	At December 31,					Change
	2013 (c)	2014 (c)	2015	2016	2017	2017/2016
Equity:
Open-end Funds	$17,078	$17,684	$13,811	$13,462	$13,747	2.1%
Closed-end Funds	6,945	6,949	6,492	7,150	8,053	12.6
Institutional & Private Wealth Management
Direct	16,486	16,597	13,366	13,441	13,420	(0.2)
Sub-advisory	3,797	3,704	3,401	3,783	5,432	43.6
SICAV (a)	96	135	178	320	510	59.4
Total Equity	44,402	45,069	37,248	38,156	41,162	7.9
Fixed Income:
Money Market Mutual Fund (b)	1,735	1,455	1,514	1,767	1,870	5.8
Institutional & Private Wealth Management	62	58	38	31	31	0.0
Total Fixed Income	1,797	1,513	1,552	1,798	1,901	5.7
Total AUM	$46,199	$46,582	$38,800	$39,954	$43,063	7.8

Breakdown of Total AUM:
Funds	25,758	26,088	21,817	22,379	23,670	5.8
Institutional & Private Wealth Management
Direct	16,548	16,655	13,404	13,472	13,451	(0.2)
Sub-advisory	3,797	3,704	3,401	3,783	5,432	43.6
SICAV	96	135	178	320	510	59.4
Total AUM	$46,199	$46,582	$38,800	$39,954	$43,063	7.8

(a)	Adjusted to include assets of $96 million, $135 million, $141 million, and $270 million at December 31, 2013, 2014, 2015, and 2016, respectively.
(b)	The Fund is 100% invested in short-term U.S. Treasury obligations which have remaining maturities of 397 days or less.
(c)	Historical AUM has been restated to remove the AUM managed by AC.

Summary of Investment Products

We manage assets in the following wide spectrum of investment products and strategies:

U.S. Equities: (92.9% of AUM)	Global and International Equities: (1.6% of AUM)
All Cap Value	International Growth
Large Cap Value	International Small Cap Growth
Large Cap Growth	Global Growth
Mid Cap Value	Global Value
Small Cap Value	Global Content & Connectivity
Small Cap Growth	Global Utilities
Micro Cap	Gold
Natural Resources	Small and Mid Cap
Income
Utilities	U.S. Fixed Income: (4.3% of AUM)
Non-Market Correlated	Corporate
Option Income	Government
Multimedia	Asset-backed
ESG	Intermediate
Healthcare	Short-term

Convertible Securities: (1.2% of AUM)
Convertible Securities

Additional Information on Mutual Funds

Through Funds Advisor, we act as advisor to all of the Funds, except with respect to the GAMCO Mathers Fund for which GAMCO Asset Management Inc. acts as the advisor.

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

Our marketing efforts for the open-end funds are currently focused on increasing the distribution and sales of our existing funds as well as creating new products for sale through our distribution channels.  We believe that our marketing efforts for the funds will continue to generate additional revenues from investment advisory fees.  We had traditionally distributed most of our open-end funds by using a variety of direct response marketing techniques, including telemarketing and advertising, and as a result we maintain direct relationships with many of our no-load open-end fund shareholders.  Beginning in late 1995, we expanded our product distribution by offering several of our open-end funds through third party distribution programs, including NTF programs.  In 1998 and 1999, we further expanded these efforts to include substantially all of our open-end funds in third party distribution programs.  Approximately 22% of the AUM in the open-end equity funds are still attributable to our direct response marketing efforts.  Third party distribution programs have become an increasingly important source of asset growth for us.  Of the $13.7 billion of AUM in the open-end equity funds as of December 31, 2017, approximately 78% were generated through third party distribution programs.  We are responsible for paying the service and distribution fees charged by many of the third party distribution programs, although a portion of such service fees under certain circumstances are payable by the funds.  The multi-class shares are available in all of the Gabelli Funds, with the exception of the Gabelli Capital Asset Fund and the GAMCO Mathers Fund.  We believe that the use of multi-class shares expands the distribution of our open-end funds into the advised sector of the mutual fund investment community.  We introduced Class I shares, which are no-load shares with higher minimum initial investment and without distribution fees available directly through G.distributors or brokers that have entered into selling agreements with respect to Class I shares.  The no-load shares are designated as Class AAA shares and are available for new and current investors.  During 2017, we introduced Class T shares for some of our open-end funds which have a reduced sales charge as compared to Class A shares.  In general, distribution through third party programs has greater variable cost components and lower fixed cost components than distribution through our traditional direct sales methods.

We provide investment advisory and management services pursuant to an investment management agreement with each fund.  The investment management agreements with the funds generally provide that we are responsible for the overall investment and administrative services, subject to the oversight of each fund's Board of Directors or Trustees and in accordance with each fund's fundamental investment objectives and policies.  The investment management agreements permit us to enter into separate agreements for sub-administrative and accounting services on behalf of the respective funds.

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

Our funds’ investment management agreements may continue in effect from year to year only if specifically approved at least annually by (i) the fund's Board of Directors or Trustees or (ii) the fund's shareholders and, in either case, the vote of a majority of the fund's independent or non-interested directors or trustees who are not parties to the agreement or “interested persons” of any such party, within the meaning of the Investment Company Act of 1940 as amended (the “Company Act”).  Each fund may terminate its investment management agreement at any time upon 60 days' written notice by (i) a vote of the majority of the Board of Directors or Trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy (if at least 50% of the shares are present at the meeting) or 50% of the outstanding voting shares of such Fund.  Each investment management agreement automatically terminates in the event of its assignment, as defined in the Company Act.  We may terminate an investment management agreement without penalty on 60 days' written notice.

Open-End Fund Distribution

G.distributors, a wholly-owned subsidiary of GBL, is a broker-dealer registered under the Securities Exchange Act of 1934 and is regulated by FINRA.  G.distributors' revenues are derived primarily from the distribution of our open-end funds.  G.distributors distributes our open-end funds pursuant to distribution agreements with each fund.  It also distributes funds managed by Teton and its affiliates.  Under each distribution agreement with an open-end fund, G.distributors offers and sells such open-end fund's shares on a continuous basis and pays the majority of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of third party distribution programs, financial intermediaries and G.distributors sales personnel.  G.distributors receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 (“12b-1”) of the Company Act.  Distribution fees from the open-end funds are computed daily based on average net assets.  Distribution fees from the open-end funds amounted to $39.7 million, $41.0 million and $47.7 million while payments to third-parties for selling the open-end funds totaled $37.3 million, $39.7 million and $45.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.  G.distributors is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end, back-end or no sales charge.  Underwriting fees and sales charges retained amounted to $1.5 million, $1.2 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Under the distribution plans, the open-end Class AAA shares of the funds (except The Gabelli U.S. Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund) and the Class A, T and V shares of various funds pay G.distributors a distribution or service fee of .25% per year (except the Class A shares of the TETON Westwood Funds and Gabelli Enterprise Mergers & Acquisition Fund which pay .50% and 0.45% per year, respectively, and the TETON Westwood Intermediate Bond Fund which pays .35%) on the average daily net assets of the fund.  Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%.   G.distributors’ distribution agreements with the funds may continue in effect from year to year only if specifically approved at least annually by (i) the fund's Board of Directors or Trustees or (ii) the fund's shareholders and, in either case, the vote of a majority of the fund's directors or trustees who are not parties to the agreement or “interested persons” of any such party, within the meaning of the Company Act.  Each fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days' written notice by (i) a vote of the majority of its directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy (if at least 50% of the shares are present at the meeting) or 50% of the outstanding voting shares of such fund. Each distribution agreement automatically terminates in the event of its assignment, as defined in the Company Act.  G.distributors may terminate a distribution agreement without penalty upon 60 days' written notice.

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

The market for providing investment management services to Institutional and Private Wealth Management clients is also highly competitive.  Approximately 33% of our investment advisory fee revenue for the year ended December 31, 2017 was derived from our Institutional and Private Wealth Management business.  Selection of investment advisors by U.S. institutional investors is often subject to a screening process and to favorable recommendations by investment industry consultants.  Many of these investors require their investment advisors to have a successful and sustained performance record, often five years or longer with focus also on one-year and three-year performance records.  We have significantly increased our AUM on behalf of U.S. institutional investors since our entry into the institutional asset management business in 1977.

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

In its capacity as a broker-dealer, G.distributors is required to maintain certain minimum net capital amounts.  These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made or cash dividends paid if certain minimum net capital requirements are not met.  G.distributors’ net capital, as defined, met or exceeded all minimum requirements as of December 31, 2017.  As a registered broker-dealer, G.distributors is also subject to periodic examination by FINRA, the SEC and the states.

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

Investments by GBL and on behalf of our advisory clients and investment funds often represent a significant equity ownership position in an issuer's class of stock.  As of December 31, 2017, we had five percent or more beneficial ownership with respect to 108 equity securities.  This activity raises frequent regulatory, legal, and disclosure issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers' shareholder rights plans or “poison pills,” and various federal and state regulatory limitations, including state gaming laws and regulations, federal communications laws and regulations and federal and state public utility laws and regulations, as well as federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions.  Our failure to comply with these requirements could have a material adverse effect on us.

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

We and certain of our affiliates are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies.  In connection with our office in London and our plans to market certain products in Europe, we are required to comply with the laws of the United Kingdom and other European countries regarding these activities.  Our subsidiary, GAMCO Asset Management (UK) Limited, is regulated by the Financial Conduct Authority (“FCA”).  In connection with our registration in the United Kingdom, we have minimum capital requirements that have been consistently met or exceeded.  We opened an office in Tokyo and therefore are subject to national and local laws in that jurisdiction.  We are subject to requirements in numerous jurisdictions regarding reporting of beneficial ownership positions in securities issued by companies whose securities are publicly-traded in those countries.

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

See Item 3: LEGAL PROCEEDINGS below.

Personnel

On February 28, 2018, we had a full-time staff of 159 individuals, of whom 41 served in the portfolio management, portfolio management support and trading areas (including 19 portfolio managers for the Funds, Institutional and Private Wealth Management), 55 served in the marketing and shareholder servicing areas and 63 served in the administrative area.

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

Substantially all of our revenues are directly related to the amount of our AUM. Under our investment advisory contracts with our clients, the investment advisory fees we receive are typically based on the market value of AUM.  In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Funds Advisor or Teton and its affiliates over time pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Company Act.  Rule 12b-1 fees typically are based on the average AUM and represented approximately 11.0%, 11.6% and 12.5% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.  Accordingly, a decline in the prices of securities generally may cause our revenues and net income to decline by either causing the value of our AUM to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees.  The securities markets are highly volatile, and securities prices may increase or decrease for many reasons beyond our control, including but not limited to economic and political events, war (whether or not directly involving the U.S.), acts of terrorism, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties, bond default risks, sovereign debt crisis and other factors that are difficult or impossible to predict.  If a decline in securities prices caused our revenues to decline, it could have a material adverse effect on our earnings.

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

To the extent that provisions of the Tax Cuts and Jobs Act (the “Act”) affect the deductibility of named executive officer (“NEO”) compensation, we may be impacted.

The Act eliminates the performance based compensation exception for NEO compensation deductibility.  To the extent that some of the compensation of our NEOs is affected by this change, we would have a lower amount of deductible compensation in future years and a higher effective tax rate than we would have had without this potential loss of deductibility.  We continue to evaluate the impact of the Act’s provisions, regarding NEO compensation and otherwise, and whether and if so, by how much, the Act’s provisions will impact us.

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

Mr. Gabelli has agreed that while he is employed by us he will not provide investment management services outside of GAMCO, except for certain permitted accounts.  These permitted accounts, excluding personal accounts, held assets at December 31, 2017 and 2016 of approximately $267.7 million and $252.3 million, respectively.  Mr. Gabelli continues to be a member of the team that manages the TETON Westwood Mighty MitesSM Fund, whose advisor, Teton, was spun-off from GBL in March 2009.  Effective February 27, 2017, Funds became the sub-advisor to the TETON Westwood Mighty MitesSM Fund.  The assets in the TETON Westwood Mighty MitesSM Fund at December 31, 2017 were $1.4 billion.  The 2008 Employment Agreement may not be amended without the approval of the Compensation Committee and Mr. Gabelli.

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

Our results of operations are affected by many economic factors, including the performance of the securities markets.  The securities markets in general have experienced significant volatility, and such volatility may continue or increase in the future.  At December 31, 2017, approximately 96% of our AUM were invested in portfolios consisting primarily of equity securities. Any decline in the securities markets, in general, and the equity markets, in particular, could reduce our AUM and consequently reduce our revenues.  In addition, any such decline in the equity markets, failure of these markets to sustain their prior levels of growth, or continued short-term volatility in these markets could result in investors withdrawing from the equity markets or decreasing their rate of investment, either of which would be likely to adversely affect us.  Also, from time to time, a relatively high proportion of the assets we manage may be concentrated in particular economic or industry sectors.  A general decline in the performance of securities in those industry sectors could have an adverse effect on our AUM and revenues.

Since the separation, certain of our directors and officers may have actual or potential conflicts of interest because of their positions or relationships with AC.

Since the separation of AC from GAMCO, Mario J. Gabelli has continued to serve as our Chairman and Chief Executive Officer and also serves as Executive Chairman of AC.  Marc Gabelli, a son of Mario J. Gabelli, continues to have responsibilities relating to GAMCO.  Kevin Handwerker, GAMCO’s Executive Vice President, General Counsel and Secretary, also serves AC in the same capacities.  Douglas R. Jamieson has continued to serve as President and Director of GAMCO Asset Management Inc. and also serves as President and Chief Executive Officer and Director of AC.  Agnes Mullady has continued to serve as President and COO of the Fund Division of Gabelli Funds, LLC and also serves as an Executive Vice President of AC.  In addition, certain of our portfolio managers and teammates will be provided to AC pursuant to the Transitional Services Agreement with AC and will be officers or employees of AC.  Such dual assignments could create, or appear to create, potential conflicts of interest when our and AC’s officers and directors face decisions that could have different implications for the two companies.

Also, some of our directors, executive officers, portfolio managers and teammates own shares of AC common stock.

Mario J. Gabelli is deemed to control AC by his control of GGCP Holdings, LLC, an intermediate subsidiary of GGCP, Inc., a private company controlled by Mario J. Gabelli.  Marc Gabelli is President of GGCP, Inc.

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

Currently, we maintain a proprietary investment position in a few securities.  Market fluctuations and other factors may result in substantial losses in our proprietary accounts, which could have an adverse effect on our balance sheet, reduce our ability or willingness to make new investments or impair our credit ratings.

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

We had approximately 1,700 Institutional and Private Wealth Management accounts as of December 31, 2017, of which the ten largest accounts generated approximately 9% of our total revenues during the year ended December 31, 2017.  Account turnover for any reason would have an adverse effect on our revenues.  Notwithstanding performance, we have from time to time experienced account turnover of large Institutional and Private Wealth Management accounts as a result of corporate mergers and restructurings, and we could continue to lose accounts under these or other circumstances.

A decline in the market for closed-end funds could reduce our ability to raise future assets to manage.

Market conditions may preclude us from increasing the assets we manage in closed-end funds.  A significant portion of our recent growth in the assets we manage has resulted from public offerings of the common and preferred shares of closed-end funds.  We have raised approximately $5.4 billion in gross assets through closed-end fund offerings since January 2004.  The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow our AUM and our revenue.

We rely on third party distribution programs.

A significant share of sales of our open-end funds come through third party distribution programs, which are programs sponsored by third party intermediaries that offer their mutual fund customers a variety of competing products and administrative services.  A substantial component of sales growth is from third party distribution programs with no transaction fees payable by the customer, which we refer to as NTF programs.  Approximately $4.2 billion of our AUM in the open-end equity funds as of December 31, 2017 are held through NTF programs.  The cost of participating in third party distribution programs is higher than our direct distribution costs, and it is anticipated that the cost of third party distribution programs will increase in the future.  Any increase would be likely to have an adverse effect on our profit margins and results of operations.  In addition, there can be no assurance that the third party distribution programs will continue to distribute the Funds.  At December 31, 2017, approximately 94% of the NTF program net assets in the Gabelli/GAMCO families of funds are attributable to two NTF programs.  The decision by these third party distribution programs to discontinue distribution of the funds, or a decision by us to withdraw one or more of the funds from the programs, could have an adverse effect on our growth of AUM.

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

Our ability to meet anticipated cash needs is affected by factors such as the market value of our assets, our operating cash flows and our creditworthiness as perceived by lenders. Adverse developments in any of these areas could have significantly adverse effects on our business.  If we are unable to obtain funds and financing in a timely manner or on acceptable terms, we may be forced to incur unanticipated costs or revise our business plans. Further, our access to the capital markets depends significantly on our credit ratings. A reduction in our credit ratings could increase our borrowing costs and limit our access to the capital markets. Volatility in the U.S., regional or global financing markets may also impact our ability to access the capital markets should we seek to do so, and we may be forced to incur unanticipated costs or experience other adverse effects on our business.  We currently have a credit rating of investment grade with one rating agency and one below investment grade with another rating agency.  We believe that if our credit rating was below investment grade with both credit agencies it would increase our long-term borrowing costs, on future borrowings, by 35 basis points, while a two notch downgrade would increase our long-term borrowing costs, on future borrowings, by approximately 60-70 basis points. Our current outstanding debt issuances would not be impacted by any changes in our ratings.

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

There has been a trend toward lower fees in some segments of the investment management industry.  In order for us to maintain our fee structure in a competitive environment, we must be able to provide clients with investment returns and service that will encourage them to be willing to pay such fees.  Expense limitations and reimbursements have been put in place for certain classes of certain funds.  Accordingly, there can be no assurance that we will be able to maintain our current fee structure.  Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.

Mr. Gabelli, our Chairman of the Board and Chief Executive Officer, may receive enhanced compensation under his various deferred compensation agreements in the event we repurchase shares under our Stock Repurchase Program.

GAMCO has entered into three separate deferred compensation agreements with Mr. Mario J. Gabelli whereby his variable compensation for fiscal 2016 and certain periods of fiscal 2017 (each such period, an “employment period”) will be in the form of Restricted Stock Units (“RSUs”), payable at the end of a specified deferral period (each, a “Lapse Date”).  On each Lapse Date, the RSUs can be settled in either stock or cash, in an amount determined by the lesser of (x) the volume-weighted average price (“VWAP”) of the Company’s Class A Stock during the applicable employment period and (y) the VWAP of the Class A Stock on the Lapse Date.

From time to time, the Company repurchases shares of its Class A Stock under a Stock Repurchase Program authorized by the Board.  Share repurchases reduce the number of shares in a company held by the public, which increases earnings per share.  As a result, the stock price may rise because shareholders know that a buyback will immediately boost earnings per share.

Since the amount of RSUs payable under Mr. Gabelli’s deferred compensation agreements are tied to the Company’s stock price, an increase in the amount of shares the Company repurchases under its Stock Repurchase Program may have the effect of increasing Mr. Gabelli’s overall compensation.

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

We may sell additional shares of Class A Stock in subsequent public offerings.  We also may issue additional shares of Class A Stock or convertible debt securities.  On March 5, 2018, AC completed a tender offer in which tendering AC shareholders received  an aggregate of approximately 660,000 shares of our registered Class A Stock constituting approximately 7% of the Class A Stock outstanding.  The market price of our Class A Stock could decline as a result of sales of Class A Stock by such shareholders.  Any such sales as well as sales by our other current shareholders could be perceived negatively.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Since 1997, our principal offices, consisting of a single 60,000 square foot building, are located at 401 Theodore Fremd Avenue, Rye, New York, under a lease agreement which expires on December 31, 2028 from an entity controlled by members of Mr. Gabelli's immediate family.  In addition we lease office space in Connecticut, Florida, Illinois, New Jersey, Nevada and, internationally, in London and Tokyo.

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

As of February 1, 2018, there were 129 Class A Stockholders of record and 22 Class B Stockholders of record.  These figures do not include approximately 3,200 stockholders with shares held under beneficial ownership in nominee name.

The following table sets forth the high and low prices of our Class A Stock and historical dividends declared per share to both Class A Stock and Class B Stock for each quarter of 2017 and 2016 as reported by the NYSE.

	2016			2017
			Dividends			Dividends
	High	Low	Declared	High	Low	Declared
First Quarter	$38.60	$25.95	$0.02	$32.55	$28.51	$0.02
Second Quarter	41.67	31.34	0.02	30.55	27.55	0.02
Third Quarter	35.62	28.30	0.02	32.60	28.05	0.02
Fourth Quarter	$33.55	$27.85	$0.02	$30.94	$27.79	$0.02

As of December 31, 2017, since the Offering, we have returned to shareholders $1.9 billion in total of which $1.0 billion was in the form of the Spin-offs of AC and Teton, $491.0 million was from dividends and $453.1 million was through our stock buyback program.

The following table provides information with respect to the shares of our Class A Stock we repurchased during the three months ended December 31, 2017:

			Total Number of	Maximum
	Total	Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
10/01/17 - 10/31/17	16,100	$29.15	16,100	852,420
11/01/17 - 11/30/17	38,197	28.73	38,197	814,223
12/01/17 - 12/31/17	139,929	29.51	139,929	674,294
Totals	194,226	$29.33	194,226

In 1999, the Board of Directors established the stock repurchase program.  Our stock repurchase program is not subject to an expiration date.

We are required to provide a comparison of the cumulative total return on our Class A Stock as of December 31, 2017 with that of a broad equity market index and either a published industry index or a peer group index selected by us.  The following chart compares the return on the Class A Stock with the return on the S&P 500 Index and an index comprised of public asset managers (“SNL Asset Manager”).  The comparison assumes that $100 was invested in the Class A Stock and in each of the named indices, including the reinvestment of dividends, on December 31, 2012.  This chart is not intended to forecast future performance of our common stock.

Total Return Performance
Index Value
250
200
150
100
50
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
GAMCO Investors, Inc.
S&P 500 Index
SNL Asset Manager Index

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2012	2013	2014	2015	2016	2017
GAMCO Investors, Inc.	100.00	165.45	170.24	111.47	111.13	107.02
SNL Asset Manager	100.00	153.67	162.12	138.26	146.27	194.23
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14

The following table shows information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2017.

Number of Securities to be
	Issued upon Exercise of	Weighted-Average Exercise
	Outstanding Options,	Price of Outstanding Options,
Plan Category	Warrants and Rights	Warrants and Rights
Equity compensation plans approved
by security holders:
Stock options	-	n/a
Restricted stock awards	19,400	$65.67
Equity compensation plans not approved
by security holders:	-	n/a
Total	19,400

The $65.67 RSA grant price for the remaining 19,400 RSAs reflects a pre AC spin-off stock price.  The number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column above) is 281,349.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Income Statement Data (in thousands)
Revenues
Investment advisory and incentive fees	$316,705	$308,459	$329,965	$360,498	$326,325
Distribution fees and other income	43,819	44,541	51,011	61,438	52,034
Total revenues	360,524	353,000	380,976	421,936	378,359
Expenses:
Compensation costs	125,501	82,613	136,503	151,255	138,859
Stock based compensation	8,669	3,959	9,868	5,278	1,562
Management fee	13,666	6,518	15,503	18,663	14,344
Distribution costs	44,447	44,189	51,990	59,746	50,195
Other operating expenses	23,221	23,925	19,163	17,542	16,541
Total expenses	215,504	161,204	233,027	252,484	221,501

Operating income	145,020	191,796	147,949	169,452	156,858
Other income (expense), net
Net gain from investments	3,115	1,594	4,953	4,282	5,145
Extinguishment of debt	(3,300)	-	(1,067)	(84)	(998)
Interest and dividend income	2,350	1,511	2,222	2,154	2,661
Interest expense	(10,160)	(12,674)	(8,636)	(7,653)	(10,033)
Charitable contributions	(4,137)	-	(6,396)	(134)	(10,626)
Total other income (expense), net	(12,132)	(9,569)	(8,924)	(1,435)	(13,851)
Income before income taxes	132,888	182,227	139,025	168,017	143,007
Income tax provision	55,079	65,106	51,726	61,734	52,974
Income from continuing operations	77,809	117,121	87,299	106,283	90,033
Income/(loss) from discontinued operations, net of taxes	-	-	(3,887)	3,107	26,820
Net income attributable to GAMCO Investors, Inc.'s shareholders	$77,809	$117,121	$83,412	$109,390	$116,853

Net income per share attributable to GAMCO Investors, Inc.'s shareholders:
Basic - Continuing operations	$2.68	$4.01	$3.43	$4.20	$3.51
Basic - Discontinued operations	-	-	(0.15)	0.12	1.05
Basic - Total	$2.68	$4.01	$3.28	$4.32	$4.56
Diluted - Continuing operations	$2.60	$3.92	$3.40	$4.16	$3.50
Diluted - Discontinued operations	-	-	(0.15)	0.12	1.04
Diluted - Total	$2.60	$3.92	$3.24	$4.28	$4.54

Weighted average shares outstanding:
Basic	28,980	29,182	25,425	25,335	25,653
Diluted	30,947	30,170	25,711	25,558	25,712

Actual shares outstanding at December 31st (a)	28,974	29,463	29,821	25,855	26,086

Dividends declared per share:	$0.08	$0.08	$0.28	$0.50	$0.72

(a)	Includes unvested RSAs of 19,400, 424,340, 553,100, 710,750, and 566,950 at December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data (in thousands)
Total assets (a)	$128,286	$149,229	$103,899	$865,803	$708,761
Long-term obligations (a)	79,087	239,021	279,267	116,789	116,510
Other liabilities and noncontrolling interest	145,472	76,855	100,959	221,219	132,069
Total liabilities and noncontrolling interest	224,559	315,876	380,226	338,008	248,579
Total equity (deficit)	$(96,273)	$(166,647)	$(276,327)	$527,795	$460,182

(a)
Total assets and long-term obligations have been decreased by $128, $627, and $724 at December 31, 2015, 2014, and 2013, respectively, for the adoption of ASU 2015-03 to present the debt issuance costs as a reduction of the related debt rather than as an asset.

	December 31,
	2017	2016	2015	2014	2013
Assets Under Management
(at year end, in millions):
Open-end Funds	$15,617	$15,229	$15,325	$19,139	$18,813
Closed-end Funds	8,053	7,150	6,492	6,949	6,945
Institutional & PWM Separate Accounts
Direct	13,451	13,472	13,404	16,655	16,548
Sub-advisory	5,432	3,783	3,401	3,704	3,797
SICAV (a)	510	320	178	135	96
Total	$43,063	$39,954	$38,800	$46,582	$46,199

(a) Adjusted to include assets of $96 million, $135 million, $141 million and $270 million at December 31, 2013, 2014, 2015, and 2016, respectively.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Item 8 to this report.

Introduction

On the Spin-Off Date, GBL distributed to its stockholders all of the outstanding common stock of Associated Capital Group, Inc. (“AC”) and its subsidiaries along with certain cash and other assets.  AC owns and operates, directly or indirectly, the alternatives and the institutional research businesses previously owned and operated by GBL.  In the Spin-off, each holder of GAMCO’s Class A Common Stock (“Class A Stock”) of record as of 5:00 p.m. New York City time on November 12, 2015 (the “Record Date”), received one share of AC Class A common stock for each share of GAMCO Class A Stock held on the Record Date.  Each record holder of GAMCO’s Class B Stock received one share of AC Class B common stock for each share of GAMCO Class B Stock held on the Record Date.  Subsequent to the Spin-off, GAMCO no longer consolidates the financial results of AC for the purposes of its own financial reporting and the historical financial results of AC have been reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented through the Spin-off Date.  Historical AUM have similarly been adjusted to remove AUM managed by AC.

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

As of December 31, 2017, we had $43.1 billion of AUM.  We conduct our investment advisory business principally through: GAMCO (Institutional and Private Wealth Management), and Funds Advisor (Funds). We also are a distributor of our open-end funds through our broker-dealer subsidiary G.distributors.

Organizational Chart

Subsequent to the Spin-off, this is the current organizational chart of the Company.

GAMCO Investors, Inc.
(NYSE: GBL)
G.distributors, LLC
Open-end fund distributor
GAMCO Asset Management Inc.
Institutional & HNW
Gabelli Funds, LLC
Closed-end Funds
Open-end Funds
SICAV
ETMFs

2017 Business and Investment Highlights

·
On February 14, 2017, the Company launched the Gabelli Food of all Nations NextSharesTM, its second actively managed, non-transparent exchange traded managed fund.  The fund is investing primarily in domestic and foreign companies in the food and beverage industry, which is a consolidating sector that includes many strong cash generators with pricing power.  The fund will capitalize on a segment where we have accumulated and compounded knowledge.  Consumer companies have long been a core competency at GAMCO.

·
During the first quarter of 2017, the shareholders of the TETON Westwood Mighty MitesSM Fund and the TETON Convertible Securities Fund voted to approve Gabelli Funds, LLC as the sub-advisor.  These assets are now included in the Institutional & PWM – sub-advisory segment of our AUM.

·	On July 10, 2017, Standard & Poor’s revised its outlook on GAMCO to stable from negative and reaffirmed its BBB- rating.

·	On July 19, 2017, we launched our 16th closed-end fund and second on the London Stock Exchange, the Gabelli Merger Plus+ Trust plc. The fund, which trades under the symbol GMP, raised $100 million.

·
On September 18, 2017, the Ellsworth Growth and Income Fund Ltd. completed its initial preferred offering.  The Fund issued $30 million of 5.25% Series A Cumulative Preferred Shares which are perpetual, non-callable for five years, and was issued at $25 per share.

·
On September 26, 2017, the Gabelli Multimedia Trust completed its offering of $50 million of 5.125% Series E Cumulative Preferred Stock.  The preferred stock is perpetual, non-callable for five years, and was issued at $25 per share.

·
On October 26, 2017, the GAMCO Natural Resources, Gold & Income Trust completed its offering of $30 million of 5.2% Series A Cumulative Preferred Stock.  The preferred stock is perpetual, non-callable for five years, and was issued at $25 per share.

·
During December 2017, the Company completed two rights offerings for two of its closed-end funds, The Gabelli Equity Trust Inc. and The Gabelli Global Small and Mid Cap Value Trust, which raised a combined $203 million.  Both offerings were heavily oversubscribed.

·
Net debt declined from $156.9 million at December 31, 2016 to $37.4 million at December 31, 2017 as we repaid the $110 million 4.5% Convertible note and $50 million of the 4% AC Note.  As of December 31, 2017, there is $123.8 million of deferred compensation payable.  $59.0 million of which has not been reflected in our GAAP financials and will be expensed $39.4 million during 2018 and $19.6 million during 2019 (see page 36 for details).

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

Other income and expenses includes net gains and losses from investments (which include both realized and unrealized gains and losses from trading securities), interest and dividend income, and interest expense.  Net gains and losses from investments are derived from our proprietary investment portfolio consisting of various public and private investments.

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

Consolidated Statements of Financial Condition

We ended the 2017 year with approximately $54.7 million in cash and investments.  The $54.7 million consists of $17.9 million cash and cash equivalents, primarily invested in our 100% U.S. Treasury Money Market Fund, $0.1 million invested in common stocks, mutual funds and closed-end funds, and available for sale (“AFS”) securities of $36.7 million.  Of the $36.7 million of AFS securities, $36.6 million represent our investment in shares of Westwood Holdings Group.

The face value of our debt consisted of $50 million of a 4% PIK Note due to AC on November 30, 2020, $15 million of a 1.6% Note due to AC on February 28, 2018 and $24.2 million of 5.875% senior notes due June 1, 2021.

Deferred compensation totaled $123.8 million as of December 31, 2017, of which $64.8 million is included as of December 31, 2017.  $36.8 million is payable on July 1, 2018, $15.5 million is payable on April 1, 2019 and $71.5 million is payable on January 1, 2020.  We will receive a tax benefit upon payment of the deferred compensation equal to Federal and State rates in effect at the time of payment.

Equity was a negative $96.3 million on December 31, 2017 compared to a negative $166.6 million on December 31, 2016.

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

Our short-term focus has been to use our cash flow to pay down our existing debt.  During 2017, we repaid the $110 million 4.5% Convertible note and $50 million of the 4% AC Note.  We continue to opportunistically and strategically grow operating income.

Assets Under Management Highlights

We reported assets under management as follows (dollars in millions):

	Year Ended December 31,					CAGR (a)
	2017	2016	2015	2014	2013	2017/2013
Equities:
Open-End	$13,747	$13,462	$13,811	$17,684	$17,078	(5.3)
Closed-End	8,053	7,150	6,492	6,949	6,945	3.8
Institutional & PWM direct	13,420	13,441	13,366	16,597	16,486	(5.0)
Institutional & PWM sub-advisory	5,432	3,783	3,401	3,704	3,797	9.4
SICAV (b)	510	320	178	135	96	51.8
Total Equities	41,162	38,156	37,248	45,069	44,402	(1.9)
Fixed Income:
Money-Market Fund	1,870	1,767	1,514	1,455	1,735	1.9
Institutional & PWM	31	31	38	58	62	(15.9)
Total Fixed Income	1,901	1,798	1,552	1,513	1,797	1.4
Total AUM	$43,063	$39,954	$38,800	$46,582	$46,199	(1.7)

(a) Compound annual growth rate.
(b) Adjusted to include assets of $96 million, $135 million, $141 million, and $270 million at December 31, 2013, 2014, 2015, and 2016, respectively.

Our net cash inflows or outflows by product line were as follows (in millions):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Equities:
Open-End	$(1,347)	$(1,832)	$(3,053)	$(355)	$1,305
Closed-End (a)	(91)	(55)	(87)	(137)	(334)
Institutional & PWM direct	(2,067)	(1,571)	(2,273)	(846)	169
Institutional & PWM sub-advisory	988	(226)	(237)	(250)	(134)
SICAV (b)	149	133	49	42	(30)
Total Equities	(2,368)	(3,551)	(5,601)	(1,546)	976
Fixed Income:
Money-Market Fund	89	249	59	(280)	54
Institutional & PWM	-	(7)	(20)	(4)	2
Total Fixed Income	89	242	39	(284)	56
Total Net Cash In (Out) Flows	$(2,279)	$(3,309)	$(5,562)	$(1,830)	$1,032

(a)
Our net cash inflows or outflows for Closed-End equity funds includes distributions, net of reinvestments, to fund holders of $483 million, $500 million, $461 million, $479 million, and $484 million in 2017, 2016, 2015, 2014, and 2013, respectively.

(b)	Adjusted to include inflows or outflows of $125 million, $10 million, $42 million, and ($30) million in 2016, 2015, 2014, and 2013, respectively.

	Closed-End Fund flows
	Offerings, net	Distributions, net
	of repurchases	of reinvestments	Net
2017	$392	$(483)	$(91)
2016	445	(500)	(55)
2015	374	(461)	(87)
2014	342	(479)	(137)
2013	150	(484)	(334)

Our net appreciation and depreciation by product line were as follows (in millions):

	Year Ended December 31,
	2017	2016	2015	2014	2013

Equities
Open End	$1,632	$1,483	$(820)	$961	$3,271
Close End	994	713	(370)	141	991
Institutional & PWM direct	2,046	1,646	(958)	957	4,287
Institutional & PWM sub-advisory	661	608	(66)	157	1,007
SICAV (a)	41	9	(6)	(3)	7
Total Equities	5,374	4,459	(2,220)	2,213	9,563
Fixed Income
Money-Market Fund	14	4	-	-	-
Institutional & PWM	-	-	-	-	-
Total Fixed Income	14	4	-	-	-
Total Net Appreciation/(Depreciation)	$5,388	$4,463	$(2,220)	$2,213	$9,563
(a)	Adjusted to include appreciation and depreciation of $4 million, ($4) million, ($3) million, and $7 million in 2016, 2015, 2014, and 2013, respectively.

AUM at December 31, 2017 were $43.1 billion, an increase of 8.6% from AUM of $39.7 billion at December 31, 2016.  Equity AUM were $41.2 billion on December 31, 2017, 7.9% above the $38.2 billion on December 31, 2016.  We earn incentive fees for certain institutional client assets, assets attributable to certain preferred issues for our closed-end funds, our GDL Fund (NYSE: GDL), the Gabelli Merger Plus+ Trust PLC (LSE: GMP) and the GAMCO Merger Arbitrage Fund.  As of December 31, 2017, assets with incentive based fees were $3.1 billion, 10.7% above the $2.8 billion on December 31, 2016.  The majority of these assets have calendar year-end measurement periods; therefore, our incentive fees are primarily recognized in the fourth quarter when the uncertainty is removed at the end of the annual measurement period.

Operating Results for the Year Ended December 31, 2017 as Compared to the Year Ended December 31, 2016

Revenues

Total revenues were $360.5 million in 2017, $7.5 million or 2.1% higher than the total revenues of $353.0 million in 2016.  The change in total revenues by revenue component was as follows (dollars in millions):

	Year Ended December 31,		Increase (decrease)
	2017	2016	$	%

Investment advisory	$307.6	$293.1	$14.5	4.9
Incentive fees	9.1	15.4	(6.3)	(40.9)
Distribution fees and other income	43.8	44.5	(0.7)	(1.6)
Total revenues	$360.5	$353.0	$7.5	2.1

Investment Advisory and Incentive Fees:  Investment advisory fees, which comprised 87.9% of total revenues in 2017, are directly influenced by the level and mix of average AUM.  Average total AUM rose 8.0% to $42.0 billion in 2017 as compared to $38.9 billion in 2016.  Average equity AUM increased 8.1% to $40.2 billion in 2017 from $37.2 billion in 2016, primarily from market appreciation.  Incentive fees, which comprised 2.5% of total revenues in 2017, result from our ability to either generate an absolute return in a portfolio or meet or exceed a specific benchmark index or indices and can vary significantly from one period to another.  Incentive fees were lower in 2017 as a fewer number of portfolios exceeded their respective benchmarks as compared to 2016.

Fund revenues increased $7.5 million or 3.8%, to $206.8 million, driven by higher average AUM.  Revenue from open-end funds rose $4.0 million, or 3.1%, to $134.0 million from the prior year as average AUM in 2017 increased $1.4 billion, or 9.2%, to $16.6 billion from the $15.2 billion in 2016.  Closed-end fund revenues increased $3.4 million, or 4.9%, to $72.8 million from the prior year and was comprised of an increase of $6.3 million in investment advisory fees attributable to higher average AUM, offset by a decrease of $2.9 million in incentive fees on certain closed-end fund AUM.  Revenue from Institutional and Private Wealth Management accounts, excluding incentive fees, which are generally billed on beginning quarter AUM, increased $2.1  million, or 2.1%, principally due to higher billable AUM levels throughout the course of 2017.  There were no incentive fees earned in 2017. In 2017, average AUM in our equity Institutional and Private Wealth Management business increased $0.8 billion, or 4.8%, for the year to $17.5 billion.

Distribution Fees and Other Income: Distribution fees and other income decreased $0.7 million, or 1.6%, to $43.8 million in 2017 from $44.5 million in 2016.  Lower distribution fees of $39.7 million in 2017 versus $41.0 million for the prior year, offset by an increase of $0.5 million in fees from the sale of load shares of mutual funds and other income.

Expenses
Compensation:  Total compensation costs, which are largely variable in nature, increased $42.9 million, or 51.9%, to $125.5 million in 2017 from $82.6 million in 2016.  Variable compensation costs, principally portfolio manager and relationship manager fees, increased $40.8 million to $97.4 million in 2017 from $56.6 million in 2016 and increased as a percent of revenues to 27.0% in 2017 from 16.0% in 2016.  This is primarily due to the accounting for the vesting of the Deferred Cash Compensation Agreements (“DCCAs”).  Absent the DCCAs, compensation expense was $133.1 million in 2017 as compared to $128.3 million in 2016.

The DCCAs granted to the CEO are required to be amortized over their respective vesting periods.  The 2016 DCCA will be amortized over four years, the First Half 2017 DCCA will be amortized over eighteen months, and the Fourth Quarter 2017 DCCA will be amortized over eighteen months.  In the third quarter 2017, there was no DCCA.  In 2016, the full amount of the compensation was deferred, and expense was recorded for the 25% vesting in that year.  In 2017, an additional 25% of the deferred compensation from 2016 was recorded as well as 67% of the First Half 2017 DCCA and 17% of the Fourth Quarter 2017 DCCA.  The effect of the DCCAs and current non deferred compensation being recorded resulted in a $38.1 million increase in compensation in 2017 compared to 2016.  Variable compensation is also driven by revenue levels which increased in 2017 from 2016.  Fixed compensation costs increased slightly to $28.1 million in 2017 from $26.0 million in 2016.

Stock based compensation:  Stock based compensation was $8.7 million in 2017, an increase of $4.7 million, as compared to $4.0 million in 2016.  The increase primarily results from the acceleration of all but 19,400 RSAs during 2017 for an additional expense of $6.8 million that would have been recognized in future years.

Management Fee:  In 2017, management fee expense increased to $13.7 million versus $6.5 million in 2016.  Management fee expense is incentive-based and entirely variable in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli (or his designee) in accordance with his employment agreement.  Most importantly, the DCCA agreements reduced the management fee by $7.8 million in 2016 while 2017 was virtually unchanged. (see page 36)

Distribution Costs: Distribution costs, which include marketing, promotion and distribution costs increased $0.2 million, or 0.5%, to $44.4 million in 2017 from $44.2 million in 2016 driven by an increase in average open-end equity mutual funds AUM of 0.4%.

Other Operating Expenses: Our other operating expenses were $23.2 million in 2017 compared to $23.9 million in 2016, a decrease of $0.7 million or 2.9%.  Lower donated securities expense of $1.7 million and legal expense of $0.7 million were slightly offset by an increase to the research services fee of $1.5 million.

Operating Income and Margin
Operating income decreased $46.8 million, or 24.4%, to $145.0 million for 2017 versus $191.8 million in the prior year period.  This decrease was primarily due to increased variable compensation expense relating to the DCCA agreements of $45.9 million.   Operating margin was 40.2% for the year ended December 31, 2017, versus 54.3% in the prior year period.  The decrease in operating margin was due primarily to higher variable compensation costs and management fee expense related to the DCCA agreements. (see page 36)

Operating income before management fee was $158.7 million for the year ended of 2017, versus $198.3 million in the prior year. Operating margin before management fee was 44.0% in the 2017 period versus 56.2% in the 2016 period.  The reconciliation of operating income before management fee and operating margin before management fee, both of which are non-GAAP measures to their respective GAAP measures, is provided at the end of this section.

Other Income and Expense
Total other income (expense), net of interest expense, was an expense of $12.1 million for the year ended December 31, 2017 compared to an expense of $9.6 million in 2016.  This is comprised of net gain from investments of $3.1 million in 2017 as compared to $1.6 million in 2016; loss on extinguishment of debt of $3.3 million in 2017; interest and dividend income of $2.4 million in 2017 versus $1.5 million in 2016; interest expense of $10.2 million in 2017 as compared to $12.7 million in 2016 and charitable contributions expense of $4.1 million in 2017.

Interest expense decreased $2.5 million to $10.2 million in 2017, from $12.7 million in 2016 primarily related to the higher average amount of debt outstanding in 2016 versus 2017.

Income Taxes
The effective tax rate (“ETR”) was 41.4% for the year ended December 31, 2017, versus 35.7% for the year ended December 31, 2016.  The ETR for 2017 included a net $8.2 million write down for net deferred tax assets resulting from the enactment of the Tax Cuts and Jobs Act (the “Act”) in December 2017.  Absent the effects of the Act, the ETR for 2017 was 35.3%.  The ETR for 2016 benefitted by 1.4% due to the reversal of tax accruals related to the closing out of a state audit.

Shareholder Compensation and Initiatives
During 2017, we returned $16.7 million of our earnings to shareholders through dividends and stock repurchases.  We returned to shareholders a total of $0.08 per share in regular quarterly cash dividends in 2017 totaling $2.4 million.  During 2016, we returned $13.2 million of our earnings to shareholders through dividends and stock repurchases.  We returned to shareholders a total of $0.08 per share in regular quarterly cash dividends totaling $2.4 million.

Through our stock buyback program, we repurchased 484,526 and 348,687 shares in 2017 and 2016, respectively, for approximately $14.3 million and $10.8 million, or $29.56 and $30.88 per share, respectively.  Approximately 674,000 shares remain authorized under our stock buyback program at December 31, 2017.  Since our IPO we have repurchased 10,385,866 shares for a total investment of $453.1 million, or $43.63 per share.

Weighted average shares outstanding on a diluted basis in 2017 and 2016 were 30.9 million and 30.2 million, respectively.

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

Reconciliation of non-GAAP financial measures to GAAP:

	2017	2016
Revenues	$360,524	$353,000
Operating Income	145,020	191,796
Add back: management fee expense	13,666	6,518
Operating income before management fee	$158,686	$198,314

Operating margin	40.2%	54.3%

Operating margin before management fee	44.0%	56.2%

Operating Results for the Year Ended December 31, 2016 as Compared to the Year Ended December 31, 2015

Revenues
Total revenues were $353.0 million in 2016, $28.0 million or 7.3% lower than the total revenues of $381.0 million in 2015.  The change in total revenues by revenue component was as follows (dollars in millions):

	Year Ended December 31,		Increase (decrease)
	2016	2015	$	%

Investment advisory	$293.1	$325.6	$(32.5)	(10.0)
Incentive fees	15.4	4.4	11.0	250.0
Distribution fees and other income	44.5	51.0	(6.5)	(12.7)
Total revenues	$353.0	$381.0	$(28.0)	(7.3)

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

Expenses
Compensation:  Total compensation costs, which are largely variable in nature, decreased $53.9 million, or 39.5%, to $82.6 million in 2016 from $136.5 million in 2015.  Variable compensation costs, principally portfolio manager and relationship manager fees, decreased $53.6 million to $56.6 million in 2016 from $110.2 million in 2015 and decreased as a percent of revenues to 16.0% in 2016 from 28.9% in 2015.  The principle reason was the DCCA agreements with Mr. Gabelli which reduced variable compensation by $44.6 million in 2016. (see page 36)  Variable compensation is also driven by revenue levels which decreased in 2016 from 2015. Fixed compensation costs decreased slightly to $26.0 million in 2016 from $26.3 million in 2015.

Stock based compensation:  Stock based compensation was $4.0 million in 2016, a decrease of $5.9 million, as compared to $9.9 million in 2015.  The decrease primarily results from the acceleration of 130,650 RSAs during 2015 for an additional expense of $3.5 million that would have been recognized in future years.

Management Fee:  In 2016 management fee expense decreased to $6.5 million versus $15.5 million in 2015.  Management fee expense is incentive-based and entirely variable in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli (or his designee) in accordance with his employment agreement.  Most importantly the DCCA agreements reduced the management fee by $12.4 million in 2016. (see page 36)

Distribution Costs: Distribution costs, which include marketing, promotion and distribution costs decreased $7.8 million, or 15.0%, to $44.2 million in 2016 from $52.0 million in 2015 driven by a decrease in average open-end equity mutual funds AUM of 13.7%.

Other Operating Expenses: Our other operating expenses were $23.9 million in 2016 compared to $19.2 million in 2015, an increase of $4.7 million or 24.4%.  The largest components of this increase were additional donated securities expense of $1.6 million and an increase to the research services fee of $1.5 million.

Operating Income and Margin
Operating income increased $43.9 million, or 29.7%, to $191.8 million for 2016 versus $147.9 million in the prior year period.  This increase was primarily due to higher incentive fees of $11.0 million and reduced variable compensation expense relating to the RSU agreement of $57.0 million partially offset by lower non-incentive fee revenues of $39.0 million.   Operating margin was 54.3% for the year ended December 31, 2016, versus 38.8% in the prior year period.  The increase in operating margin was due primarily to lower variable compensation costs and management fee expense related to the RSU agreement. (see page 36)

Operating income before management fee was $198.3 million for the year ended of 2016, versus $163.5 million in the prior year. Operating margin before management fee was 56.2% in the 2016 period versus 42.9% in the 2015 period.  The reconciliation of operating income before management fee and operating margin before management fee, both of which are non-GAAP measures to their respective GAAP measures, is provided at the end of this section.

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

DEFERRED COMPENSATION

As previously disclosed, the Company has deferred the cash compensation of the Chief Executive Officer relating to all of 2016 (“2016 DCCA”), the first half of 2017 (“First Half 2017 DCCA”) and the fourth quarter of 2017 (“Fourth Quarter 2017 DCCA”) to provide the Company with flexibility to pay down debt.  We have made substantial progress toward this objective, having reduced our debt since the November 2015 spin-off of AC, resulting in Standard & Poor’s recent revision of its outlook to stable from negative and reaffirmation of our debt rating of BBB-.

Notwithstanding its ability to settle these agreements in stock, GAMCO currently intends to make cash payments to Mr. Gabelli on the respective vesting dates.  While the agreements did not change Mr. Gabelli’s compensation, GAAP reporting for his compensation did change due to the ratable vesting.

The DCCAs defer the Chief Executive Officer’s compensation expense by amortizing it over each DCCA’s respective vesting period.  The Chief Executive Officer is not entitled to receive the compensation until the end of the vesting period, so generally accepted accounting principles (“GAAP”) specify this treatment of the expense.  The 2016 DCCA is expensed ratably over 4 years, the First Half 2017 DCCA is expensed ratably over 18 months, and the Fourth Quarter DCCA is expensed ratably over 18 months.

Because the GAAP reporting of the DCCAs granted to the CEO tracks vesting, compensation expense and management fee expense in the year of grant is lower than compensation expense and management fee expense in future periods to the extent that future periods contain the vesting of the prior year’s DCCA compensation on top of the normal compensation for the current year period which has not been deferred.  In 2016, the full amount of the compensation was deferred, and expense was recorded for the 25% vesting in that year.  In the first six months of 2017, the ratable vesting continued for the 2016 compensation, and the new First Half 2017 DCCA grant resulted in compensation for the first six months of 2017 being deferred and expense being recorded for 33% vesting in that period.  The CEO’s third quarter compensation was not deferred so 100% of the CEO’s compensation for that period was recorded together with the ratable portions of the vestings of the 2016 DCCA and the First Half 2017 DCCA.  So there is a compounding effect in future periods when there are both current period compensation that has not been deferred and prior period compensation that is being ratably vested.

Accordingly, this vesting schedule resulted in a $38.1 million increase in compensation expense in 2017 versus 2016 as well as a $7.8 million increase in management fee expense in 2017 as compared to 2016.

The GAAP based balance sheets are also impacted; the compensation payable at December 31, 2017 only includes the vested portion of the compensation subject to the DCCAs.  At December 31, 2017, the amount of unrecognized compensation was $59.0 million.

The following tables show a reconciliation of our results for 2017 and 2016, and our balance sheet at December 31, 2017 between the GAAP basis and a non-GAAP adjusted basis as if all of the 2016 DCCA, the First Half 2017 DCCA, and the Fourth Quarter 2017 DCCA expense were recognized in 2016 and 2017, respectively, without regard to the vesting schedule.  We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.  These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing results with prior period results, and to enable comparisons with industry peers.  However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies.  The following schedules reconcile U.S. GAAP financial measures to non-GAAP measures for the years ended December 31, 2017 and 2016 as well as at December 31, 2017.

	Full Year Ended December 31, 2017
		Impact of	Impact of
	Reported	Fourth Quarter	First Half	Impact of
	GAAP	2017 DCCA	2017 DCCA	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$316,705	$-	$-	$-	$316,705
Distribution fees and other income	43,819	-	-	-	43,819
Total revenues	360,524	-	-	-	360,524
Expenses
Compensation	125,501	10,318	9,619	(12,322)	133,116
Stock based compensation	8,669	-	-	-	8,669
Management fee	13,666	1,064	1,775	(2,887)	13,618
Distribution costs	44,447	-	-	-	44,447
Other operating expenses	23,221	-	-	-	23,221
Total expenses	215,504	11,382	11,394	(15,209)	223,071

Operating income	145,020	(11,382)	(11,394)	15,209	137,453
Other income (expense)
Net gain from investments	(185)	-	-	-	(185)
Interest and dividend income	2,350	-	-	-	2,350
Interest expense	(10,160)	-	-	-	(10,160)
Charitable contibutions	(4,137)	-	-	-	(4,137)
Total other expense, net	(12,132)	-	-	-	(12,132)
Income before income taxes	132,888	(11,382)	(11,394)	15,209	125,321
Income tax provision	55,079	(4,325)	(4,442)	5,818	52,130
Net income attributable to GAMCO Investors, Inc.'s shareholders	$77,809	$(7,057)	$(6,952)	$9,391	$73,191

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$2.68	$(0.24)	$(0.24)	$0.32	$2.53
Diluted	$2.60	$(0.23)	$(0.22)	$0.30	$2.45

	Full Year Ended December 31, 2016

	Reported	Impact of
	GAAP	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$308,459	$-	$308,459
Distribution fees and other income	44,541	-	44,541
Total revenues	353,000	-	353,000
Expenses
Compensation	82,613	45,734	128,347
Stock based compensation	3,959	-	3,959
Management fee	6,518	7,782	14,300
Distribution costs	44,189	-	44,189
Other operating expenses	23,925	-	23,925
Total expenses	161,204	53,516	214,720

Operating income	191,796	(53,516)	138,280
Other income (expense)	-
Net gain from investments	1,594	-	1,594
Interest and dividend income	1,511	-	1,511
Interest expense	(12,674)	-	(12,674)
Total other expense, net	(9,569)	-	(9,569)
Income before income taxes	182,227	(53,516)	128,711
Income tax provision	65,106	(20,069)	45,037
Net income attributable to GAMCO Investors, Inc.'s shareholders	$117,121	$(33,447)	$83,674

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$4.01	$(1.15)	$2.87
Diluted	$3.92	$(1.11)	$2.81

	December 31, 2017
		Impact of	Impact of
	Reported	Fourth Quarter	First Half	Impact of
	GAAP	2017 DCCA	2017 DCCA	2016 DCCA	Non-GAAP
ASSETS
Cash and cash equivalents	$17,821	$-	$-	$-	$17,821
Investments in securities	36,790	-	-	-	36,790
Receivable from brokers	1,578	-	-	-	1,578
Investment advisory fees receivable	38,712	-	-	-	38,712
Receivable from affiliates	6,908	-	-	-	6,908
Income tax receivable	15,615	2,917	2,892	8,064	29,488
Other assets	10,862	-	-	-	10,862
Total assets	$128,286	$2,917	$2,892	$8,064	$142,159

LIABILITIES AND EQUITY
Payable to brokers	14,926	-	-	-	14,926
Income taxes payable and deferred tax liabilities	3,128	-	-	-	3,128
Capital lease obligation	4,943	-	-	-	4,943
Compensation payable	82,907	12,414	12,307	34,315	141,943
Payable to affiliates	855	-	-	-	855
Accrued expenses and other liabilities	28,656	-	-	-	28,656
Sub-total	135,415	12,414	12,307	34,315	194,451

AC 4% PIK Note (due November 30, 2020)	50,000	-	-	-	50,000
5.875% Senior notes (due June 1, 2021)	24,144	-	-	-	24,144
AC 1.6% Note Payable (due February 28, 2018)	15,000	-	-	-	15,000
Total liabilities	224,559	12,414	12,307	34,315	283,595

Equity
GAMCO Investors, Inc. stockholders' equity
Class A Common Stock	14	-	-	-	14
Class B Common Stock	19	-	-	-	19
Additional paid-in capital	12,572	-	-	-	12,572
Retained earnings (deficit)	155,939	(9,497)	(9,415)	(26,251)	110,776
Accumulated other comprehensive income	11,876	-	-	-	11,876
Treasury stock, at cost	(276,693)	-	-	-	(276,693)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	(96,273)	(9,497)	(9,415)	(26,251)	(141,436)
Total liabilities and equity (deficit)	$128,286	$2,917	$2,892	$8,064	$142,159

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

Summary cash flow data derived from our audited consolidated statements of cash flows are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows provided by (used in) from continuing operations:
Operating activities	$126,691	$115,737	$117,130
Investing activities	237	(1,435)	(6,198)
Financing activities	(148,902)	(88,247)	(109,923)
Increase (decrease) in cash and cash equivalents from continuing operations	(21,974)	26,055	1,009
Cash flows from discontinued operations
Operating activities	-	-	54,335
Investing activities	-	-	(41,463)
Financing activities	-	-	(12,871)
Increase in cash and cash equivalents from discontinued operations	-	-	1
Effect of exchange rates on cash and cash equivalents	(17)	38	15
Net increase (decrease) in cash and cash equivalents	(21,991)	26,093	1,025
Cash and cash equivalents at beginning of year	39,812	13,719	12,694
Cash and cash equivalents at end of year	$17,821	$39,812	$13,719

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

At December 31, 2017, we had cash and cash equivalents of $17.8 million, a decrease of $22.0 million from the prior year-end primarily due to the Company’s financing activities described below.  Total face value debt outstanding at December 31, 2017 was $89.1 million, consisting of $50 million of a 4% PIK Note due November 30, 2020, $15 million of a 1.6% note due February 28, 2018 and $24.1 million of 5.875% senior notes due 2021.  It is anticipated that the majority of our cash flow will go towards servicing our debt and deferred compensation payable for the next few years.

Cash provided by operating activities was $126.7 million in 2017 and $115.7 million in 2016.  Our largest source of cash comes from net earnings as adjusted for non-cash expenses.  In 2017, this totaled $77.8 million versus $117.1 million in 2016.  Other sources of cash included an increase in compensation payable of $22.5 million, an increase of $5.7 million in payable to affiliates, a decrease in investment advisory fees receivable of $17.7 million, an increase in stock based compensation expense of $4.7 million, and $5.9 million from other changes in net assets and liabilities.  Cash uses included a decrease in income taxes payable of $3.5 million, a decrease in receivable from brokers of $1.8 million, and a decrease of $0.9 million of accrued expenses and other liabilities.  In 2016, cash was provided by net income of $117.1 million.

Net cash provided by investing activities of $0.2 million in 2017 is due to $4.1 million in proceeds from sales of available for sale securities less purchases of available for sale securities of $3.9 million. Net cash used in investing activities of $1.4 million in 2016 is due to purchases of available for sale securities of $1.8 million less $0.4 million in proceeds from sales of available for sale securities.

Net cash used in financing activities of $164.7 million in 2017 principally resulted from the $113.3 million repayment of the 4.5% Convertible note due August 15, 2021, the $50 million in prepayments of our AC 4% PIK Note due November 30, 2020, $14.3 million of repurchases of our Class A Stock under the Stock Repurchase Program, and $2.3 million in dividends paid offset slightly by the issuance of the $15 million 1.6% note due February 28, 2018. Net cash used in financing activities of $88.2 million in 2016 principally resulted from $150 million in repayments of our AC 4% PIK Note due November 30, 2020, $35 million repayment of the loan from GGCP, $10.8 million of repurchases of our Class A Stock under the Stock Repurchase Program, and $2.3 million in dividends paid offset by the issuance of the 4.5% Convertible Note due August 15, 2021 of $109.8 million.

Under the terms of the lease of our Rye, New York office, we are obligated to make minimum total payments of $11.9 million through December 2028.

On November 25, 2015, Moody’s Investors Services downgraded the Company to Ba1 from Baa3.  We continue to maintain an investment grade rating of BBB- with Standard and Poor’s Ratings Services.  We believe that our ability to maintain our investment grade rating will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs.

G.distributors is registered with the SEC as a broker-dealer and is regulated by FINRA.  As such, it is subject to the minimum net capital requirements promulgated by the SEC.  G.distributors’ net capital exceeded these minimum requirements at December 31, 2017.  G.distributors computes its net capital under the alternative method permitted by the SEC, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  At December 31, 2017 and 2016, G.distributors had net capital, as defined, of approximately $2.0 million and $2.8 million, respectively, exceeding the regulatory requirement by approximately $1.8 million and $2.6 million, respectively.  Net capital requirements for our affiliated broker-dealer may increase in accordance with rules and regulations to the extent they engage in other business activities.

Our subsidiary, GAMCO Asset Management (UK) Limited is authorized and regulated by the FCA.  In February 2011, GAMCO Asset Management (UK) Limited increased its permitted license with the FCA’s predecessor, the Financial Services Authority (“FSA”) and has held Total Capital of £632,000 and £580,000 ($853,000 and $713,000 at December 31, 2017 and 2016, respectively) and had a Financial Resources Requirement of £216,000 and £265,000 ($291,000 and $326,000 at December 31, 2017 and 2016, respectively).  We have consistently met or exceeded these minimum requirements.

The Tax Cuts and Jobs Act (the “Act”) enacted in December 2017 contains provisions that affect the deductibility of named executive officer (“NEO”) compensation.  Specifically, the Act eliminates the performance based compensation exception for NEO compensation deductibility.  To the extent that some of the compensation of our NEOs is affected by this change, we would have a lower amount of deductible compensation in future years and a higher effective tax rate than we would have had without this potential loss of deductibility.  We continue to evaluate the impact of the Act’s provisions, regarding NEO compensation and otherwise, and whether and if so, by how much, the Act’s provisions will impact us.

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

With respect to our proprietary investment activities, included in investments in securities of $36.8 million and $37.3 million at December 31, 2017 and 2016, respectively, were investments in common stocks totaling $36.7 million and $37.2 million, respectively, and closed-end funds of $0.1 million and $0.1 million, respectively.  Of the $36.7 million and $37.2 million, invested in common stocks at December 31, 2017 and 2016, respectively, $36.6 million and $37.1 million, respectively, was related to our investment in Westwood Holdings Group Inc. (NYSE: WHG).  Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At December 31, 2017 and 2016, there were no securities sold, not yet purchased.

The following table provides a sensitivity analysis for our investments in equity securities as of December 31, 2017.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
	Fair Value	equity prices	equity prices
At December 31, 2017
Equity price sensitive investments, at fair value	$36,790	$33,111	$40,470
At December 31, 2016
Equity price sensitive investments, at fair value	$37,285	$33,557	$41,014

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

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on December 31, 2017, cash and cash equivalent balance of $17.8 million a 1% increase in interest rates would increase our interest income by $0.2 million annually while a 1% decrease would reduce our interest income by $0.2 million annually.

Contractual Obligations

We are obligated to make future payments under various contracts such as debt agreements and capital and operating lease agreements.  The following table sets forth our significant contractual cash obligations as of December 31, 2017 (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Contractual Obligations:
5.875% Senior notes	$24,225	$-	$-	$-	$24,225	$-	$-
Interest on 5.875% Senior notes	4,862	1,423	1,423	1,423	593	-	-
AC 4% PIK Note	50,000	-	-	50,000	-	-	-
Interest on AC 4% PIK Note	5,833	2,000	2,000	1,833	-	-	-
AC 1.6% Note	15,000	15,000	-	-	-	-	-
Interest on 1.6% Note	44	44	-	-	-	-	-
Capital lease obligations	12,030	1,230	1,080	1,080	1,080	1,080	6,480
Non-cancelable operating lease obligations	1,385	808	479	47	47	4	-
Total	$113,379	$20,505	$4,982	$54,383	$25,945	$1,084	$6,480

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

Investment advisory and incentive fees are directly influenced by the level and mix of AUM as fees are derived from a contractually-determined percentage of AUM for each account as well as incentive fees earned on certain accounts.  Advisory fees from the open-end funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Advisory fees from Institutional and Private Wealth Management accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  The Company derived approximately 88%, 87% and 87% of its total revenues from advisory and management fees, including incentive fees, for the periods ended December 31, 2017, 2016 and 2015, respectively.  These revenues vary depending upon the level of sales compared with redemptions, financial market conditions, performance and the fee structure for AUM.  Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

The Company earns incentive fees from certain Institutional and Private Wealth Management accounts, which are based upon meeting or exceeding a specific benchmark index or indices.  Incentive fees refer to fees earned when the return generated for the client exceeds the benchmark and can be earned even if the return to the client is negative as long as the return exceeds the benchmark.  These fees are recognized, for each respective account, at the end of the stipulated contract period which is either quarterly or annually and varies by account.  Receivables due for incentive fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were no incentive fees receivable as of December 31, 2017.  There were $2.4 million in incentive fees receivable as of December 31, 2016.

For The GDL Fund, there is an incentive fee earned as of the end of the calendar year and varies to the extent the total return of the fund is in excess of the 90 day T-Bill Index total return.  This fee is recognized at the end of the measurement period, which is annually on a calendar year basis.  Receivables due on incentive fees relating to The GDL Fund are included in investment advisory fees receivable on the consolidated statements of financial condition and were $1.4 million and $4.2 million as of December 31, 2017 and 2016, respectively.

For the Gabelli Merger Plus+ Trust PLC, there is an incentive fee which is earned and recognized at the end of the measurement period, June 30th and varies to the extent the total return of the fund is in excess of twice the rate of return of the 13 week Treasury Bills over the performance period.  There was no performance fee receivable as of December 31, 2017.

Management fees on a majority of the closed-end preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period, which is annually.  Receivables due for management fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $7.1 million and $7.3 million in management fees receivable on closed-end preferred shares as of December 31, 2017, and 2016, respectively.

Distribution fees revenues are derived primarily from the distribution of Gabelli, GAMCO, Comstock, Teton and Teton-Keeley open-end funds (“Funds”) advised by a subsidiary of GBL, Funds Advisor and a subsidiary of GGCP, Teton.  G.distributors distributes these open-end Funds pursuant to distribution agreements with each Fund.  Under each distribution agreement with an open-end Fund, G.distributors offers and sells such open-end Fund shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of third party distribution programs, financial intermediaries and G.distributors’ sales personnel.  G.distributors receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 of the Company Act.  G.distributors is the principal underwriter for funds distributed in multiple classes of shares which carry front-end or back-end sales charge or no-load to certain investors.

Under the distribution plans, the open-end Class AAA shares of the Funds (except The Gabelli U.S. Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund), the Class A shares and the Class T shares of certain Funds pay G.distributors a distribution or service fee of .25% per year (except the Class A shares of the TETON Westwood Funds which pay .50% per year, except for the TETON Westwood Intermediate Bond Fund which pays .35%, and the Class A shares of the Gabelli Enterprise Mergers and Acquisitions Fund which pay .45% per year) on the average daily net assets of the fund.  Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%.

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

Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts on the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is recovered or settled, respectively.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.  As a result of the enactment of the Tax Cuts and Jobs Act in December 2017, the Company recorded an increase in expense of $8.2 million reflecting the net write-down to its deferred tax assets and deferred tax liabilities.  In accordance with SEC SAB 118, this revaluation could have been provisional but the Company had the requisite information to complete the evaluation and finalize the December 22, 2017 adjustment.  A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized.  For each tax position taken or expected to be taken in a tax return, the Company determines whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize.  The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  The Company recognizes the accrual of interest on uncertain tax positions and penalties in income tax provision on the consolidated statements of income.

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

The Company has entered into three deferred compensation agreements with Mr. Gabelli whereby his variable compensation for 2016, the first half of 2017 and the fourth quarter of 2017 was in the form of Restricted Stock Units (“RSUs”) determined by the volume-weighted average price (“VWAP”) of the Company’s Class A Stock during those respective periods.  The 2016 DCCA will vest 100% on January 1, 2020, the First Half 2017 DCCA will vest 100% on July 1, 2018, and the Fourth Quarter 2017 DCCA will vest 100% on April 1, 2019.  The Company intends to settle the awards in cash at vesting; however, the Company reserves the right to issue shares of the Company’s Class A Stock in lieu of such cash payment.  Under the terms of the agreement the Company will pay Mr. Gabelli an amount equal to the number of RSUs valued at the lesser of the VWAP of the Company’s Class A Stock for the applicable period or the value on the lapse date or, if not a trading day, then the first trading date thereafter.

Under GAAP, for the 2016 DCCA only 25% of this deferred compensation expense is being recognized in 2016 with the remainder amortized ratably over 2017, 2018, and 2019.  Similarly, under GAAP, for the First Half 2017 DCCA 67% of the expense is recognized in 2017 with the remaining 33% expensed in 2018.  For the Fourth Quarter 2017 DCCA 17% of the expense is recognized in 2017, 66% in 2018 and the remaining 17% in 2019.  Notwithstanding its ability to settle the award in stock, given the Company’s intent to settle it in cash, in accordance with GAAP (ASC 718), the awards are accounted for as liability-classified awards and not as equity-classified awards.  The liability is remeasured at fair value on each reporting period from December 31, 2016 until the vesting date.  However, given the cap on the obligation in that Mr. Gabelli will not receive cash in excess of the VWAP of the Company’s Class A Stock for each respective period, the remeasurement of the liability at fair value will never exceed its value determined using each period’s respective VWAP price.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GAMCO Investors, Inc.
Rye, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of GAMCO Investors, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index as Exhibit 99.1 (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York
March 8, 2018

We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GAMCO Investors, Inc.
Rye, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of GAMCO Investors, Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of the Company and our report dated March 8, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

New York, New York
March 8, 2018

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Investment advisory and incentive fees	$316,705	$308,459	$329,965
Distribution fees and other income	43,819	44,541	51,011
Total revenues	360,524	353,000	380,976
Expenses
Compensation	125,501	82,613	136,503
Stock based compensation	8,669	3,959	9,868
Management fee	13,666	6,518	15,503
Distribution costs	44,447	44,189	51,990
Other operating expenses	23,221	23,925	19,163
Total expenses	215,504	161,204	233,027
Operating income	145,020	191,796	147,949
Other income (expense)
Net gain from investments	3,115	1,594	4,953
Extinguishment of debt	(3,300)	0	(1,067)
Interest and dividend income	2,350	1,511	2,222
Interest expense	(10,160)	(12,674)	(8,636)
Charitable contributions	(4,137)	-	(6,396)
Total other income (expense), net	(12,132)	(9,569)	(8,924)
Income before income taxes	132,888	182,227	139,025
Income tax provision	55,079	65,106	51,726
Income from continuing operations	77,809	117,121	87,299
Loss from discontinued operations, net of taxes	-	0	(3,887)
Net income attributable to GAMCO Investors, Inc.'s shareholders	$77,809	$117,121	$83,412

Net income per share attributable to GAMCO Investors, Inc.'s shareholders:
Basic - Continuing operations	$2.68	$4.01	$3.43
Basic - Discontinued operations	-	-	(0.15)
Basic - Total	$2.68	$4.01	$3.28

Diluted - Continuing operations	$2.60	$3.92	$3.40
Diluted - Discontinued operations	-	-	(0.15)
Diluted - Total	$2.60	$3.92	$3.24

Weighted average shares outstanding:
Basic	28,980	29,182	25,425
Diluted	30,947	30,170	25,711

Actual shares outstanding	28,974	29,463	29,821

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015

Net income attributable to GAMCO Investors, Inc.'s shareholders	$77,809	$117,121	$83,412
Other comprehensive income/(loss), net of tax:
Foreign currency translation	82	(164)	(46)
Net unrealized gains/(losses) on securities available for sale (a)	523	2,320	(8,300)
Other comprehensive income/(loss)	605	2,156	(8,346)

Comprehensive income attributable to GAMCO Investors, Inc.	$78,414	$119,277	$75,066

(a) Net of income tax expense (benefit) of $290, $1,363 and ($4,875) for 2017, 2016 and 2015, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	December 31,	December 31,
	2017	2016
ASSETS

Cash and cash equivalents	$17,821	$39,812
Investments in securities	36,790	37,285
Receivable from brokers	1,578	453
Investment advisory fees receivable	38,712	43,736
Receivable from affiliates	5,635	5,960
Capital lease	2,304	2,514
Goodwill and identifiable intangible assets	3,765	3,765
Income tax receivable and deferred tax assets, net	15,615	9,349
Other assets	6,066	6,355
Total assets	$128,286	$149,229

LIABILITIES AND EQUITY

Payable to brokers	$14,926	$66
Income taxes payable	3,128	3,815
Capital lease obligation	4,943	5,066
Compensation payable	82,907	42,384
Payable to affiliates	855	1,412
Accrued expenses and other liabilities	28,656	29,178
Sub-total	135,415	81,921

AC 4% PIK Note (due November 30, 2020) (Note F)	50,000	100,000
4.5% Convertible note (due August 15, 2021) (Note F)	-	109,835
5.875% Senior notes (due June 1, 2021) (Note F)	24,144	24,120
AC 1.6% Note (due February 28, 2018) (Note F)	15,000	-
Total liabilities	224,559	315,876

Commitments and contingencies (Note I)

Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 15,541,489 and 15,477,082
shares issued, respectively; 9,949,482 and 10,369,601 shares outstanding, respectively	14	14
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 24,000,000 shares issued
and 19,024,404 and 19,093,311 shares outstanding, respectively	19	19
Additional paid-in capital	12,572	3,903
Retained earnings	155,939	80,515
Accumulated comprehensive income	11,876	11,271
Treasury stock, at cost (5,592,007 and 5,107,481 shares, respectively)	(276,693)	(262,369)
Total deficit	(96,273)	(166,647)
Total liabilities and equity	$128,286	$149,229

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

		GAMCO Investors, Inc. shareholders
			Additional	Retained	Accumulated			Redeemable
	Noncontrolling	Common	Paid-in	Earnings	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Capital	(Deficit)	Income	Stock	Total	Interests
Balance at December 31, 2014	$2,734	$33	$291,681	$602,950	$25,014	$(394,617)	$527,795	$68,334
Net income	-	-	-	83,412	-	-	83,412	-
Net unrealized losses on
securities available for sale,
net of income tax benefit $(3,213)	-	-	-	-	(5,471)	-	(5,471)	-
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax benefit $(1,662)	-	-	-	-	(2,829)	-	(2,829)	-
Foreign currency translation	-	-	-	-	(46)	-	(46)	-
Dividends declared ($0.28 per
share)	-	-	-	(7,477)	-	-	(7,477)	-
Stock based compensation
expense	-	-	9,868	-	-	-	9,868	-
Reduction of deferred tax asset
for excess of recorded RSA tax
benefit over actual tax benefit	-	-	(1,190)	-	-	-	(1,190)	-
Exercise of stock options
including tax benefit $(102)	-	-	1,269	-	-	-	1,269	-
Purchase of treasury stock	-	-	-	-	-	(27,249)	(27,249)	-
Issuance of 4.4 million treasury
shares to GCIA	-	-	(20,270)	-	-	170,270	150,000	-
Spin-off of AC	(2,734)	-	(281,013)	(713,109)	(7,553)	-	(1,004,409)	(68,334)
Balance at December 31, 2015	$-	$33	$345	$(34,224)	$9,115	$(251,596)	$(276,327)	$-

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(continued) (In thousands)

	GAMCO Investors, Inc. shareholders
		Additional	Retained	Accumulated
	Common	Paid-in	Earnings	Comprehensive	Treasury
	Stock	Capital	(Deficit)	Income	Stock	Total
Balance at December 31, 2015	$33	$345	$(34,224)	$9,115	$(251,596)	$(276,327)
Net income	-	-	117,121	-	-	117,121
Net unrealized gains on
securities available for sale,
net of income tax expense ($1,857)	-	-	-	3,111	-	3,111
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax benefit ($464)	-	-	-	(791)	-	(791)
Foreign currency translation	-	-	-	(164)	-	(164)
Dividends declared ($0.08 per
share)	-	-	(2,382)	-	-	(2,382)
Stock based compensation
expense	-	3,959	-	-	-	3,959
Reduction of deferred tax asset
for excess of recorded RSA tax
benefit over actual tax benefit	-	(401)	-	-	-	(401)
Purchase of treasury stock	-	-	-	-	(10,773)	(10,773)
Balance at December 31, 2016	$33	$3,903	$80,515	$11,271	$(262,369)	$(166,647)

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(continued) (In thousands)

	GAMCO Investors, Inc. shareholders
		Additional		Accumulated
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2016	$33	$3,903	$80,515	$11,271	$(262,369)	$(166,647)
Net income	-	-	77,809	-	-	77,809
Net unrealized gains on
securities available for sale,
net of income tax expense ($1,446)	-	-	-	2,492	-	2,492
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax benefit $(1,156)	-	-	-	(1,969)	-	(1,969)
Foreign currency translation	-	-	-	82	-	82
Dividends declared ($0.08 per
share)	-	-	(2,385)	-	-	(2,385)
Stock based compensation
expense	-	8,669	-	-	-	8,669
Purchase of treasury stock	-	-	-	-	(14,324)	(14,324)
Balance at December 31, 2017	$33	$12,572	$155,939	$11,876	$(276,693)	$(96,273)

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$77,809	$117,121	$83,412
Loss from discontinued operations, net of taxes	-	-	3,887
Income from continuing operations	77,809	117,121	87,299
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	595	625	618
Stock based compensation expense	8,669	3,959	9,868
Deferred income taxes	(5,451)	(5,537)	1,166
Tax benefit from exercise of stock options	-	-	102
Foreign currency translation gain/(loss)	82	(164)	(46)
Donated securities	1,124	499	1,945
Gains on sales of available for sale securities	(62)	(4)	(6)
Accretion of zero coupon debentures	-	-	628
Loss on extinguishment of debt	3,300	-	1,067
Acquisition of identifiable intangible asset	-	-	(1,661)
(Increase) decrease in assets:
Investments in trading securities	8	186	(240)
Receivable from affiliates	329	(927)	21,393
Receivable from brokers	(1,125)	638	592
Investment advisory fees receivable	5,024	(12,688)	6,679
Income tax receivable and deferred tax assets	(6,267)	(2,562)	(4,354)
Other assets	(73)	(69)	529
Increase (decrease) in liabilities:
Payable to affiliates	(557)	(6,275)	7,333
Payable to brokers	(990)	54	1
Income taxes payable and deferred tax liabilities	4,473	2,768	(10,401)
Compensation payable	40,517	17,969	(6,369)
Accrued expenses and other liabilities	(714)	144	987
Total adjustments	48,882	(1,384)	29,831
Net cash provided by operating activities from continuing operations	$126,691	$115,737	$117,130

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (In thousands)

	Year Ended December 31,
	2017	2016	2015
Investing activities
Purchases of available for sale securities	$(3,932)	$(1,843)	$(6,279)
Proceeds from sales of available for sale securities	4,169	408	81
Net cash provided by (used in) investing activities from continuing operations	237	(1,435)	(6,198)

Financing activities
Repurchase of Zero coupon subordinated debentures due December 31, 2015	-	-	(13,101)
Repurchase of 5.875% Senior note due June 1, 2021	-	-	(76,533)
Repurchases of AC 4% PIK Note	(50,000)	(150,000)	-
Proceeds from 4.5% Convertible note due August 15, 2021	-	109,826	-
Repayment of 4.5% Convertible note due August 15, 2021	(113,300)	-	-
Repayment of GGCP loan due December 28, 2016	-	(35,000)	-
Proceeds from GGCP due December 28, 2016	-	-	35,000
Proceeds from 1.6% AC Note due February 28, 2018	15,000	-	-
Margin loan borrowings	20,850	-	-
Margin loan repayments	(5,000)	-	-
Amortization of debt issuance costs	187	33	-
Net cash transferred to AC	-	-	(21,739)
Proceeds from exercise of stock options	-	-	1,167
Dividends paid	(2,315)	(2,333)	(7,468)
Purchase of treasury stock	(14,324)	(10,773)	(27,249)
Net cash used in financing activities from continuing operations	(148,902)	(88,247)	(109,923)
Cash flows of discontinued operations
Net cash provided by operating activities	-	-	54,335
Net cash used in investing activities	-	-	(41,463)
Net cash used in financing activities	-	-	(12,871)
Net cash provided by discontinued operations	-	-	1
Effect of exchange rates on cash and cash equivalents	(17)	38	15
Net increase (decrease) in cash and cash equivalents	(21,991)	26,093	1,025
Cash and cash equivalents at beginning of period	39,812	13,719	12,694
Cash and cash equivalents at end of period	$17,821	$39,812	$13,719
Supplemental disclosures of cash flow information:
Cash paid for interest	$12,180	$11,274	$7,011
Cash paid for taxes	$62,259	$75,238	$59,657

Non-cash activity:

- For 2017, 2016 and 2015 the Company accrued restricted stock award dividends of $25, $35 and $175, respectively.
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
- On November 28, 2015, the Company issued 4.4 million shares to GCIA in exchange for a $150 million five-year 4% note ("GCIA Note").
- On November 30, 2015, in connection with the spin-off of AC, the Company issued a $250 million five-year 4% PIK Note to AC and also contributed the GCIA Note to AC.
- On November 30, 2015, in connection with the spin-off of AC, the Company transferred $601.7 million of net assets, excluding cash and cash equivalents.

See accompanying notes.

A. Significant Accounting Policies

Basis of Presentation

GAMCO Investors, Inc. (“GBL”, “We” or the “Company”) was incorporated in April 1998 in the state of New York, with no significant assets or liabilities and did not engage in any substantial business activities prior to the initial public offering (“Offering”) of our shares.  On February 9, 1999, we exchanged 24 million shares of our Class B Common Stock (“Class B Stock”), representing all of our then issued and outstanding common stock, with Gabelli Funds, Inc. (“GFI”) and two of its subsidiaries in consideration for substantially all of the operating assets and liabilities of GFI, relating to its institutional and retail asset management, mutual fund advisory, underwriting and brokerage business (the “Reorganization”).   GFI, which was renamed Gabelli Group Capital Partners, Inc. in 1999, is the majority shareholder of GBL and was renamed GGCP, Inc. (“GGCP”) in 2005.  During 2010, the shares of GBL owned by GGCP were transferred to GGCP Holdings LLC, a subsidiary of GGCP.  In 2014, the Company changed its state of incorporation from New York to Delaware in a tax-free reorganization.  On November 30, 2015 (the “Spin-Off Date”), GBL distributed to its stockholders all of the outstanding common stock of Associated Capital Group, Inc. (“AC”) and its subsidiaries along with certain cash and other assets (the “Spin-off”).  AC owns and operates, directly or indirectly, the alternatives and the institutional research businesses previously owned and operated by GBL.  In the Spin-off, each holder of GAMCO’s Class A Common Stock (“Class A Stock”) of record as of 5:00 p.m. New York City time on November 12, 2015 (the “Record Date”), received one share of AC Class A common stock for each share of GAMCO Class A Stock held on the Record Date.  Each record holder of GAMCO’s Class B Stock received one share of AC Class B common stock for each share of GAMCO Class B Stock held on the Record Date.  Subsequent to the Spin-off, GAMCO no longer consolidates the financial results of AC or certain investment partnerships and offshore funds in which we had a direct or indirect controlling financial interest for the purposes of GAMCO’s financial reporting and the historical financial results of AC and certain investment partnerships and offshore funds have been reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented through the Spin-off Date.

The accompanying consolidated financial statements include the assets, liabilities and earnings of:

·	GBL;

·
Our wholly-owned subsidiaries: Gabelli Funds, LLC (“Funds Advisor”), GAMCO Asset Management Inc. (“GAMCO”), Distributors Holdings, Inc. (“DHI”), G.distributors, LLC (“G.distributors”), GAMCO Asset Management (UK) Limited, Gabelli Fixed Income, Inc. (“Fixed Income”), GAMCO International Partners LLC, and GAMCO Acquisition LLC.

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

Reclassifications

The historical results of AC and certain investment partnerships and offshore funds have been reflected in the accompanying consolidated statements of income for the year ended December 31, 2015 as discontinued operations and financial information related to discontinued operations has been excluded from the notes to these financial statements for all periods presented (See Note P. Discontinued Operations for further details).

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

Investment advisory and incentive fees are directly influenced by the level and mix of assets under management (“AUM”) as fees are derived from a contractually-determined percentage of AUM for each account as well as incentive fees earned on certain accounts.  Advisory fees from the open-end funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Advisory fees from Institutional and Private Wealth Management accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.    The Company derived approximately 88%, 87% and 87% of its total revenues from advisory and management fees, including incentive fees, for the periods ended December 31, 2017, 2016 and 2015, respectively. These revenues vary depending upon the level of sales compared with redemptions, financial market conditions, performance and the fee structure for AUM.  Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

The Company receives incentive fees from certain Institutional and Private Wealth Management accounts, which are based upon meeting or exceeding a specific benchmark index or indices.  Incentive fees refer to fees earned when the return generated for the client exceeds the benchmark and can be earned even if the return to the client is negative as long as the return exceeds the benchmark.  These fees are recognized, for each respective account, at the end of the stipulated contract period which is either quarterly or annually and varies by account.  Receivables due for incentive fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were no incentive fees receivable as of December 31, 2017.  There were $2.4 million of incentive fees receivable as of December 31, 2016.

For The GDL Fund, there is a performance fee earned as of the end of the calendar year if the total return of the fund is in excess of the 90 day T-Bill Index total return. This fee is recognized at the end of the measurement period, which is annually on a calendar year basis. Receivables due on incentive fees relating to The GDL Fund are included in investment advisory fees receivable on the consolidated statements of financial condition and were $1.4 million and $4.2 million as of December 31, 2017 and 2016, respectively.

For the Gabelli Merger Plus+ Trust, there is an incentive fee which is earned and recognized at the end of the measurement period, June 30th and varies to the extent the total return of the fund is in excess of twice the rate of return of the 13 week Treasury Bills over the performance period.  There was no performance fee receivable as of December 31, 2017.

Management fees on $0.7 billion of the closed-end preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares. These fees are recognized at the end of the measurement period, which is annually. Receivables due for management fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition. There were $7.1 million and $7.3 million in management fees receivable on closed-end preferred shares as of December 31, 2017 and 2016, respectively.

Distribution fees revenues are derived primarily from the distribution of Gabelli, GAMCO, TETON, KEELEY and Comstock open-end funds (“Funds”) advised by either a subsidiary of GBL (Funds Advisor), a subsidiary of GGCP (Teton), or a subsidiary of Teton (Keeley-Teton Advisors, Inc.).  G.distributors distributes our open-end Funds pursuant to distribution agreements with each Fund.  Under each distribution agreement with an open-end Fund, G.distributors offers and sells such open-end Fund shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of third party distribution programs, financial intermediaries and G.distributors’ sales personnel.  G.distributors receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 (“12b-1”) of the Investment Company Act of 1940 (“Company Act”).  G.distributors is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back-end sales charge.

Under the distribution plans, the open-end Class AAA shares of the Funds (except The Gabelli U.S. Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund), the Class A shares, and the Class T shares of certain Funds pay G.distributors a distribution or service fee of 0.25% per year (except the Class A shares of the TETON Westwood Funds which pay 0.50% per year and the Class A shares of the Gabelli Enterprise Mergers and Acquisitions Fund which pays 0.45% per year) on the average daily net assets of the Fund. Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%.

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

Depreciation and Amortization

Fixed assets other than leasehold improvements, with net book value of $421,000 and $524,000 at December 31, 2017 and 2016, respectively, which are included in other assets, are recorded at cost and depreciated using the straight-line method over their estimated useful lives from four to seven years. Accumulated depreciation was $2.7 million and $2.6 million at December 31, 2017 and 2016, respectively. Leasehold improvements, with net book value of $1.5 million and $1.6 million at December 31, 2017 and 2016, respectively, which are included in other assets, are recorded at cost and amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter. The leased property under the capital lease is depreciated utilizing the straight-line method over the term of the lease, which expires on December 31, 2028.  The capital lease was extended on June 11, 2014 to December 31, 2028 from December 31, 2023.  For the years ended December 31, 2017, 2016 and 2015, depreciation and amortization were $595,000, $632,000 and $618,000, respectively. We estimate that depreciation and amortization will be approximately $590,000 annually over the next three years.

Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed.  At December 31, 2017 and 2016, goodwill recorded on the consolidated statements of financial condition relates to G.distributors.  At December 31, 2017 and 2016, the identifiable intangible assets are the investment advisory contracts for the Gabelli Enterprise Mergers and Acquisition Fund, for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd., all of which relate to Funds Advisor.  Goodwill and identifiable intangible assets are tested for impairment at least annually on November 30th and whenever certain triggering events are met.  In assessing the recoverability of the identifiable intangible asset for 2017 and 2016, projections regarding estimated future cash flows and other factors are made to determine the fair value of the asset.  No impairment was recorded during 2017, 2016, or 2015.

In assessing the recoverability of goodwill for our annual impairment test on November 30, 2017 and 2016, we performed a qualitative assessment of whether it was more likely than not that an impairment had occurred and concluded that a quantitative analysis was not required.  No impairment was recorded during 2017, 2016, or 2015.

Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts on the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is recovered or settled, respectively.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. As a result of the enactment of the Tax Cuts and Jobs Act in December 2017, the Company recorded an increase in expense of $8.2 million reflecting the net write-down to its deferred tax assets and deferred tax liabilities.  A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized.  For each tax position taken or expected to be taken in a tax return, the Company determines whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize.  The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  The Company recognizes the accrual of interest on uncertain tax positions and penalties in income tax provision on the consolidated statements of income.

Fair Values of Financial Instruments

All of the instruments within cash and cash equivalents, investments in securities and securities sold, not yet purchased are measured at fair value. Certain investments in partnerships are also measured at fair value.

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance on fair value measurement. The levels of the fair value hierarchy and their applicability to the Company are described below:

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

The valuation process and policies reside with the financial reporting and accounting group which reports to the Co-Chief Accounting Officers. The Company may use the “market approach” or “income approach” valuation technique to value its investments in Level 3 investments. The Company’s valuation of the Level 3 investments could be based upon either i) the recent sale prices of the issuer’s equity securities or ii) the net assets, book value or cost basis of the issuer when there is no recent sales prices available.

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

Management Fee

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits before management fee which is paid to Mr. Gabelli or his designee for acting as CEO pursuant to his 2008 Employment Agreement so long as he is an executive of GBL and devotes the substantial majority of his working time to the business. In accordance with his 2008 Employment Agreement, he has allocated approximately $1.4 million, $2.2 million and $1.9 million of his management fee to certain other employees of the Company in 2017, 2016 and 2015, respectively.

Stock Based Compensation

The Company has granted restricted stock awards (“RSAs”) and stock options to staff members which were recommended by the Company’s Chairman, who did not receive an RSA or option award, and approved by the Compensation Committee of the Company’s Board of Directors.  We use a fair value based method of accounting for stock-based compensation provided to our employees.

The estimated fair value of RSAs is determined by using the closing price of Class A Common Stock (“Class A Stock”) on the day prior to the grant date.  The total expense, which is reduced by estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant. The forfeiture rate is determined by reviewing historical forfeiture rates for previous stock-based compensation grants and is reviewed and updated quarterly, if necessary.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

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

The Company has entered into three deferred compensation agreements with Mr. Gabelli whereby his variable compensation for 2016, the first half of 2017 and the fourth quarter of 2017 was in the form of Restricted Stock Units (“RSUs”) determined by the volume-weighted average price (“VWAP”) of the Company’s Class A Stock during those respective periods.  The 2016 Deferred Cash Compensation Agreement (“DCCA”) will vest 100% on January 1, 2020, the First Half 2017 DCCA will vest 100% on July 1, 2018, and the Fourth Quarter 2017 DCCA will vest 100% on April 1, 2019.  The Company intends to settle the awards in cash at vesting; however, the Company reserves the right to issue shares of the Company’s Class A Stock in lieu of such cash payment.  Under the terms of the agreement the Company will pay Mr. Gabelli an amount equal to the number of RSUs valued at the lesser of the VWAP of the Company’s Class A Stock for the applicable period or the value on the lapse date or, if not a trading day, then the first trading date thereafter.

Under GAAP, for the 2016 DCCA only 25% of this deferred compensation expense is being recognized in 2016 with the remainder amortized ratably over 2017, 2018, and 2019.  Similarly, under GAAP, for the First Half 2017 DCCA 67% of the expense is recognized in 2017 with the remaining 33% expensed in 2018.  For the Fourth Quarter 2017 DCCA 17% of the expense is recognized in 2017, 66% in 2018 and the remaining 17% in 2019.  Notwithstanding its ability to settle the award in stock, given the Company’s intent to settle it in cash, in accordance with GAAP (ASC 718), the awards are accounted for as liability-classified awards and not as equity-classified awards.  The liability is remeasured at fair value on each reporting period from December 31, 2016 until the vesting date.  However, given the cap on the obligation in that Mr. Gabelli will not receive cash in excess of the VWAP of the Company’s Class A Stock for each respective period, the remeasurement of the liability at fair value will never exceed its value determined using each period’s respective VWAP price.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and receivable from brokers.  The Company maintains cash and cash equivalents primarily in the Gabelli U.S. Treasury Money Market Fund, which invests fully in instruments issued by the U.S. government, and has receivables from brokers with various brokers and financial institutions, where these balances can exceed the federally insured limit.  The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  In addition, the credit risk is further limited by virtue of the fact that no single advisory relationship provided over 10% of the total revenue of the Company during the years 2017, 2016, or 2015.  All investments in securities are held at third party brokers or custodians.

Business Segment

The Company operates in one business segment, the investment advisory and asset management business. The Company conducts its investment advisory business principally through: GAMCO (Institutional and Private Wealth Management) and Funds Advisor (Funds).  The distribution of our open-end funds and underwriting of those Funds was conducted through G.distributors.

Recent Accounting Developments

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in the Accounting Standards Codification ("Codification") Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification.  The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled to receive in exchange for those goods or services.  The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.  In March 2016, the FASB issued revised guidance which clarifies the guidance related to (a) determining the appropriate unit of account under the revenue standard’s principal versus agent guidance and (b) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. In April 2016, the FASB issued an amendment to provide more detailed guidance including additional implementation guidance and examples related to (a) identifying performance obligations and (b) licenses of intellectual property. In May 2016, the FASB amended the standard to clarify the guidance on (a) assessing collectability, (b) presenting sales taxes, (c) measuring noncash consideration, and (d) certain transition matters. This new guidance will be effective for the Company's first quarter of 2018 and requires either a full retrospective or a modified retrospective approach to adoption. The Company’s implementation analysis has been completed, and we have identified similar performance obligations under this guidance as compared with deliverables and separate units of account previously identified under Topic 605.  As a result, we expect the timing of the recognition of our revenue to remain the same as under Topic 605, and the Company does not therefore expect the adoption of the new guidance to have any effect on the timing of the recognition of revenue.  If there were to be any impact, which is not expected, the Company has determined that it would use the modified retrospective transition method.  The Company has also been reviewing and preparing for the enhanced disclosure requirements of the standard, which will have an effect on the disclosures in the consolidated financial statements and accompanying notes effective with our first quarter 2018 Form 10-Q.

In January 2016, the FASB issued ASU 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. To adopt the amendments, entities will be required to make a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective.  The Company adopted this guidance on January 1, 2018 and reclassed $11.9 million out of Accumulated Comprehensive Income and into Retained Earnings.  Effective January 1, 2018, changes in the fair value of the Company’s available-for-sale investments will be reported through earnings rather than through other comprehensive income.

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

In August 2016, the FASB issued ASU 2016-15, which adds and clarifies guidance on the classification of certain cash receipts and payments in the consolidated statements of cash flows.  This guidance is intended to unify the currently diverse presentations and classifications, which address eight classification issues related to the statement of cash flows, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle.  The Company adopted this guidance on January 1, 2018 without a material impact to the consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04 to simplify the process used to test for goodwill impairment.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This new guidance will be effective for the Company’s first quarter of 2020. The Company is currently evaluating the potential effect of this new guidance on its consolidated financial statements and related disclosures.

On May 10, 2017, the FASB issued ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements.  The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718.  Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification.  For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period.  This ASU, which we did not early adopt, would not have impacted the accounting for the acceleration of vesting of restricted stock awards during the year ended December 31, 2017.

In January 2018, the Securities and Exchange Commission (“the Commission”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) which expresses the Commission’s views regarding application of FASB’s ASC Topic 740 “Income Taxes” in the reporting period that includes December 22, 2017.  The Commission indicated that The Tax Cuts and Jobs Act (“the Act”), which was enacted on December 22, 2017,  affects companies’ reporting because of the Act’s changes that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits.

ASC Topic 740 provides accounting and disclosure guidance on accounting for income taxes under generally accepted accounting principles (“U.S. GAAP”). This guidance addresses the recognition of taxes payable or refundable for the current year and the recognition of deferred tax liabilities and deferred tax assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.   ASC Topic 740 also addresses the accounting for income taxes upon a change in tax laws or tax rates.  The income tax accounting effect of a change in tax laws or tax rates includes, for example, adjusting (or re-measuring) deferred tax liabilities and deferred tax assets, as well as evaluating whether a valuation allowance is needed for deferred tax assets.

The Commission issued SAB 118 to address situations where the accounting under ASC Topic 740 is incomplete for certain income tax effects of the Act upon issuance of an entity’s financial statements for the reporting period in which the Act was enacted. A company’s financial statements that include the reporting period in which the Act was enacted must first reflect the income tax effects of the Act in which the accounting under ASC Topic 740 is complete. These completed amounts would not be provisional amounts. The company would then also report provisional amounts for those specific income tax effects of the Act for which the accounting under ASC Topic 740 will be incomplete but a reasonable estimate can be determined. For any specific income tax effects of the Act for which a reasonable estimate cannot be determined, the company would not report provisional amounts and would continue to apply ASC Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. For those income tax effects for which the company was not able to determine a reasonable estimate (such that no related provisional amount was reported for the reporting period in which the Act was enacted), the company would report provisional amounts in the first reporting period in which a reasonable estimate can be determined.

The Company has revalued its deferred tax assets and liabilities as of the date of enactment and has determined that the provisions of SAB 118 related to incomplete or provisional amounts do not apply as it considers its evaluation complete.

In February 2018, the FASB issued ASU 2018-02 to address constituent concerns related to the application of ASC 740 to certain provisions of the new tax reform legislation, the Tax Cuts and Jobs Act.  Specifically, the ASU addressed concerns about the requirement in ASC 740 that the effect of a change in tax laws or rates on deferred tax assets and liabilities be included in income from continuing operations in the reporting period that contains that enactment date of the change.  That guidance applies even in situations in which the tax effects were initially recognized directly to other comprehensive income at the previous rate, resulting in “stranded” amounts in accumulated comprehensive income (AOCI) related to the income tax rate differential. This new guidance will be effective for the Company’s first quarter of 2019.  Early adoption is permitted.  The Company has elected not to early adopt for the financial statements for the year ended December 31, 2017 contained in this Form 10K.  It is currently evaluating whether it will early adopt this ASU in 2018 and the effects that the adoption will have on its consolidated financial statements in the period of adoption.

B. Investments in Securities

Investments in securities at December 31, 2017 and 2016 consisted of the following:

	2017		2016
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Trading securities:
Common stocks	$26	$34	$51	$54
Mutual Funds	11	11	-	-
Total trading securities	37	45	51	54

Available for sale securities:
Common stocks	17,441	36,637	18,739	37,131
Closed-end funds	99	108	99	100
Total available for sale securities	17,540	36,745	18,838	37,231

Total investments in securities	$17,577	$36,790	$18,889	$37,285

There were no securities sold, not yet purchased at December 31, 2017 and 2016.

The following table identifies all reclassifications out of accumulated other comprehensive income and into net income for the year ended December 31, 2017 and 2016 (in thousands):

Amount		Affected Line Item	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		of Income	from AOCI
Twelve months ended December 31,
2017	2016

$62	$4	Net gain from investments	Realized gain / (loss) on sale of AFS securities
3,063	1,251	Other operating expenses	Donation of AFS securities
3,125	1,255	Income before income taxes
(1,156)	(464)	Income tax expense
$1,969	$791	Net income

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of December 31, 2017 and December 31, 2016:

	December 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$17,441	$19,196	$-	$36,637
Closed-end Funds	$99	$9	$-	$108
Total available for sale securities	$17,540	$19,205	$-	$36,745

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$18,739	$18,392	$-	$37,131
Closed-end funds	99	1	-	100
Total available for sale securities	$18,838	$18,393	$-	$37,231

Increases in unrealized gains, net of taxes, for AFS securities for the year ended December 31, 2017 and 2016 of $0.5 million and $2.3 million have been included in other comprehensive income at December 31, 2017 and 2016, respectively.  Increases in unrealized losses, net of taxes, for AFS securities for the year ended December 31, 2015 of $5.5 million have been included in other comprehensive income at December 31, 2015. The amount reclassified from other comprehensive income for the years ended December 31, 2017, 2016 and 2015 was $2.0 million, $0.8 million and $2.8 million, respectively. Proceeds from sales of investments available for sale were approximately $4.2 million, $0.4 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, gross gains on the sale of investments available for sale amounted to $62,000, $4,000 and $6,000, respectively, and were reclassed from other comprehensive income into the consolidated statements of income. There were no losses on the sale of investments available for sale for the years ended December 31, 2017, 2016 and 2015. The basis on which the cost of a security sold is determined is specific identification. Accumulated other comprehensive income on the consolidated statements of equity is primarily comprised of unrealized gains/losses, net of taxes, for AFS securities.

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

There were no investments classified as available for sale that were in an unrealized loss position at either December 31, 2017 or December 31, 2016.

For the years ended December 31, 2017, 2016 and 2015 there were no losses on available for sale securities that were deemed to be other than temporary.

All of our investments within the Investments in securities line item on the consolidated statement of financial condition are pledged as collateral against a margin loan outstanding with an unaffiliated broker included in the Payable to brokers line item on the consolidated statements of financial condition.  Certain of the investments within the Investments in securities line item are also pledged against the AC 1.6% Note due February 28, 2018.

C. Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of December 31, 2017 and 2016 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2017 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2017
Cash equivalents	$17,475	$-	$-	$17,475
Investments in securities:
AFS - Common stocks	36,637	-	-	36,637
AFS - Closed-end Funds	108	-	-	108
Trading - Common stocks	34	-	-	34
Trading - Mutual Funds	11	-	-	11
Total investments in securities	36,790	-	-	36,790
Total assets at fair value	$54,265	$-	$-	$54,265

During the year ended December 31, 2017, there were no transfers between any Level 1 and Level 2 holdings, or between Level 1 and Level 3 holdings.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2016 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2016
Cash equivalents	$39,638	$-	$-	$39,638
Investments in securities:
AFS - Common stocks	37,131	-	-	37,131
AFS - Closed-end Funds	100	-	-	100
Trading - Common stocks	54	-	-	54
Total investments in securities	37,285	-	-	37,285
Total assets at fair value	$76,923	$-	$-	$76,923

During the year ended December 31, 2016, there were no transfers between any Level 1 and Level 2 holdings, or between Level 1 and Level 3 holdings.

D. Income Taxes

GBL and its greater than 80% owned operating subsidiaries file a consolidated federal income tax return. Accordingly, the income tax provision represents the aggregate of the amounts provided for all companies.

ASU 2016-09, which was issued in March 2016 and became effective for interim and annual reporting periods beginning after December 15, 2016, simplifies several aspects of accounting for employee share-based payment transactions. Upon adoption of ASU 2016-09 on January 1, 2017, our accounting for excess tax benefits has changed and adopted prospectively, resulting in recognition of excess tax benefits or tax deficiencies against income tax expenses rather than additional paid-in capital.  During the twelve months ended December 31, 2017, the ETR was higher by 0.7% as a result of a reduction to previously recorded stock compensation tax benefits.

The provision for income taxes for the years ended December 31, 2017, 2016 and 2015 consisted of the following:

	2017	2016	2015
(In thousands)
Federal:
Current	$54,318	$63,991	$47,699
Deferred	(3,670)	(4,424)	(1,441)
State and local:
Current	6,212	6,652	5,359
Deferred	(1,781)	(1,113)	109
Total	$55,079	$65,106	$51,726

A reconciliation of the Federal statutory income tax rate to the effective tax rate is set forth below:

	2017	2016	2015
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of Federal benefit	0.5	1.0	2.7
Impact of Tax Act	6.2	-	-
Other	(0.3)	(0.3)	(0.5)
Effective income tax rate	41.4%	35.7%	37.2%

Significant components of our deferred tax assets and liabilities are as follows:

	2017	2016
(In thousands)
Deferred tax assets:
Stock compensation expense	$110	$4,006
Deferred compensation	14,740	7,629
Capital lease obligation	633	944
Other	238	311
Total deferred tax assets	15,721	12,890
Deferred tax liabilities:
Investments in securities available for sale	(4,609)	(6,805)
Contingent deferred sales commissions	(189)	(322)
Intangible asset amortization	(233)	(235)
Other	(10)	(9)
Total deferred tax liabilities	(5,041)	(7,371)
Net deferred tax assets (liabilities)	$10,680	$5,519

As a result of the vesting of RSAs, and in accordance with GAAP, decreases of $0.4 million and $1.2 million were recorded in additional paid in capital for the years ended December 31, 2016 and December 31, 2015, respectively, as the actual tax benefits realized by the Company were less than the previously recorded deferred tax benefits.

As of December 31, 2017 and 2016, the total amount of gross unrecognized tax benefits related to uncertain tax positions was approximately $13.3 million and $15.0 million, respectively, of which recognition of $10.5 million and $9.8 million, respectively, would impact the Company’s effective tax rate.

As of December 31, 2017 and 2016, the net liability for unrecognized tax benefits related to uncertain tax positions was $14.5 million and $14.1 million, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits related to uncertain tax positions is as follows:

(in millions)
Balance at December 31, 2014	$16.0
Additions based on tax positions related to the current year	2.8
Additions for tax positions of prior years	0.1
Reductions for tax positions of prior years	(0.5)
Settlements	-
Balance at December 31, 2015	18.4
Additions based on tax positions related to the current year	2.3
Additions for tax positions of prior years	1.2
Reductions for tax positions of prior years	(6.9)
Settlements	-
Balance at December 31, 2016	15.0
Additions based on tax positions related to the current year	2.2
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(3.9)
Settlements	-
Balance at December 31, 2017	$13.3

The Company records penalties and interest related to tax uncertainties in income taxes. As of December 31, 2017 and 2016, the Company had recognized gross liabilities of approximately $4.8 million and $6.7 million related to interest and penalties, respectively. For the years ended December 31, 2017 and 2016, the Company recorded an income tax benefit related to a decrease in its liability for interest and penalties of $0.3 million and $0.7 million, respectively.  For the years ended December 31, 2015, the Company recorded income tax expenses related to an increase in its liability for interest and penalties of $1.1 million.

The Tax Cuts and Jobs Act that was enacted in December 2017 resulted in an $8.2 million write down of net deferred tax assets.

Specifically, the 2017 income tax expense included the following amounts related to the Tax Cuts and Jobs Act enacted in the United States in December 2017.

·	$10.9 million tax expense related to the revaluation of certain deferred income tax assets;
·	$2.7 million non-cash tax benefit related to the revaluation of certain deferred income tax liabilities

The Company is currently being audited by New York State for years 2007 through 2011 but does not expect that any potential assessments will be material to its results of operations. The Company is subject to future audits by New York State for all years after 2011.  The Company’s remaining state income tax returns are subject to future audit for all years after 2010.  The Company’s Federal tax returns are subject to future audit for 2015 and 2016.

E. Earnings per Share

The computations of basic and diluted net income per share are as follows:

	For the Years Ending December 31,
(In thousands, except per share amounts)	2017	2016	2015
Basic:
Income from continuing operations	$77,809	$117,121	$87,299
Loss from discontinued operations, net of taxes	-	-	(3,887)
Net income attributable to GAMCO Investors, Inc.'s shareholders	$77,809	$117,121	$83,412

Weighted average shares outstanding	28,980	29,182	25,425

Basic net income per share attributable to GAMCO
Investors, Inc.'s shareholders
Continuing operations	$2.68	$4.01	$3.43
Discontinued operations	-	-	(0.15)
Total	$2.68	$4.01	$3.28

Diluted:
Income from continuing operations	$77,809	$117,121	$87,299
Add interest on convertible notes, net of management fee and taxes	2,604	1,133	-
Total income from continuing operations	80,413	118,254	87,299
Loss from discontinued operations, net of taxes	-	-	(3,887)
Net income attributable to GAMCO Investors, Inc.'s shareholders	$80,413	$118,254	$83,412

Weighted average share outstanding	28,980	29,182	25,425
Dilutive stock options and restricted stock awards	192	234	286
Assumed conversion of convertible notes	1,775	754	-
Total	30,947	30,170	25,711

Diluted net income per share attributable to GAMCO
Investors, Inc.'s shareholders
Continuing operations	$2.60	$3.92	$3.40
Discontinued operations	-	-	(0.15)
Total	$2.60	$3.92	$3.24

F. Debt

Debt consists of the following:

	December 31, 2017		December 31, 2016
	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2
(In thousands)
4.5% Convertible note	$-	$-	$109,835	$111,525
AC 4% PIK Note	50,000	50,572	100,000	100,930
AC 1.6% Note	15,000	14,972	-	-
5.875% Senior notes	24,144	24,543	24,120	24,558
Total	$89,144	$90,087	$233,955	$237,013

4.5% Convertible Note

On August 15, 2016, the Company issued via a private placement a 5-year, $110 million convertible note (“Convertible Note”) to Cascade Investment, L.L.C.  The note bore interest at a rate of 4.5% per annum and was convertible into shares of the Company’s Class A Common stock (“Class A Stock”) at an initial conversion price of $55.00 per share.  The Convertible Note was initially convertible into two million shares of the Company’s Class A Stock, subject to adjustment pursuant to the terms of the Convertible Note.  The Company was required to repurchase the Convertible Note at the request of the holder on specified dates or after certain circumstances involving a Fundamental Change (as defined in the Convertible Note).  The Company had the option to repurchase, in whole or in part (must be at least 50%), the Convertible Note at $101 on or after February 15, 2019.  At issuance, the Company recorded $174,000 of costs in connection with the issuance of the Convertible Note that was scheduled to be amortized over the five year life.  On November 20, 2017, the Company and the Convertible Note holder agreed to amend the Convertible Note to allow for an early redemption if the Company paid the Convertible Note holder 103% of the unpaid principal plus all accrued but unpaid interest on the redemption date.  On November 21, 2017, the Company redeemed the Convertible Note for $114.6 million.  The payment was equal to 103% of the unpaid principal amount of the note plus accrued interest.  As a result, the Company recorded a loss on extinguishment of debt of $3.3 million and expensed the remaining $135,000 of issuance costs.

GGCP, Inc. (“GGCP”), which owns approximately 62 % of the equity interest of the Company, initially deposited cash equal to the principal amount of the Note and six months interest (“Initial Deposit”) into an escrow account established pursuant to an escrow agreement by and among GGCP, the Company, the Convertible Note holder and the escrow agent (the “Escrow Agreement”).  In connection with the Initial Deposit made by GGCP, the Company had agreed that GGCP had a right to demand payment in an amount equal to any funds withdrawn from the escrow account by the Convertible Note holder.  On September 30, 2017, in connection with an amendment to the Escrow Agreement and in exchange for approximately 53% of the assets in the escrow account, the Company paid GGCP $60 million.  On November 21, 2017, the Company paid GGCP $53 million for the remaining 47% of the assets in the escrow account that it did not previously own.

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

During 2017, the Company prepaid $50 million of principal of the AC 4% PIK Note.  $30 million of the prepayment was applied against the principal amount due on November 30, 2018 and $20 million against the principal amount due on November 30, 2019.  The remaining $50 million principal amount outstanding at December 31, 2017 is due on November 30, 2020.

AC 1.6% Note

On December 26, 2017, the Company borrowed $15 million from AC in exchange for a note that bears interest at 1.6% per annum and is due in full on February 28, 2018.

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

On November 18, 2015, the Company commenced a tender offer (the “Offer”) to purchase for cash up to $100 million aggregate principal amount of the Senior Notes at a price of 101% of the principal amount.  $75.8 million of face value Senior Notes were tendered upon the expiration of the Offer.  The tender was accounted for as an extinguishment of debt and resulted in a loss of $0.8 million and is included in extinguishment of debt on the consolidated statements of income.  In connection with the tender, the Company also expensed $0.4 million of pro rata unamortized issuance costs which was included in interest expense on the consolidated statements of income.  At December 31, 2017 and 2016, the debt was recorded at its face value, net of issuance costs, of $24.1 million and $24.1 million, respectively.

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

Stock Award and Incentive Plan

The Company maintains one Plan approved by the shareholders, which is designed to provide incentives which will attract and retain individuals key to the success of GBL through direct or indirect ownership of our common stock. Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards. A maximum of 6.0 million shares of Class A Stock have been reserved for issuance under the Plan by a committee of the Board of Directors responsible for administering the Plan (“Compensation Committee”). Under the Plan, the committee may grant RSAs and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine.

There were no RSAs issued during 2017, 2016 or 2015.  As of December 31, 2017 and 2016, there were 19,400 RSA shares and 424,340 RSA shares, respectively, outstanding that were issued at an average grant price of $65.67 per share and $65.74 per share, respectively. The $65.67 per share and $65.74 per share reflect pre AC spin-off stock prices.  All grants of RSAs were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee of the Company's Board of Directors. This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant. During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.  For RSAs issued by GAMCO prior to the spin-off of AC on November 30, 2015, the Company expenses the portion of the RSAs that correspond to the employee allocation between GAMCO and AC.

During 2015, the Board of Directors accelerated the lapsing of restrictions on the November 2013 grant of RSAs resulting in recognition of $3.5 million in stock compensation expense during 2015 that would have been recorded in 2016 through 2018.

On June 1, 2017, the Compensation Committee of AC accelerated the vesting of all 420,240 AC RSAs outstanding effective June 15, 2017.  As a result, GBL recorded an incremental $3.7 million of stock-based compensation expense for 2017.  This amount related to GBL teammates who held AC RSAs.

On August 7, 2017, the Compensation Committee of GBL accelerated the vesting relating to 201,120 of GBL RSAs outstanding effective August 31, 2017.  As a result, GBL recorded an incremental $1.8 million of stock-based compensation expense for 2017.  On December 27, 2017, the Compensation Committee of GBL accelerated the vesting relating to an additional 144,650 GBL RSAs resulting in an incremental $1.3 million of expense in 2017.

During 2016, in accordance with the deferred compensation agreement with Mr. Gabelli for the full year of 2016, the Company issued 2,314,695 RSUs, based upon the VWAP of the Company’s Class A Stock for 2016 of $32.8187, in satisfaction of Mr. Gabelli’s variable compensation of $75,965,266 for 2016.  These RSUs will vest 100% on January 1, 2020 and are being expensed ratably over the vesting period.  For 2017 and 2016, the Company expensed 25%, or $18,991,316, of this RSU in each year.  The Company will pay Mr. Gabelli an amount equal to the number of RSUs valued at the lesser of the VWAP of the Company’s Class A Stock for 2016 or the value on the lapse date.  Notwithstanding its ability to settle the award in stock, given the Company’s intent to settle it in cash, in accordance with GAAP (ASC 718), the award is accounted for as a liability-classified award and not as an equity-classified award.  The liability is remeasured at fair value on each reporting period from December 31, 2016 until the vesting date.  However, given the cap on the obligation in that Mr. Gabelli will not receive cash in excess of the VWAP of the Company’s Class A Stock for the 2016 fiscal year, the remeasurement of the liability at fair value will never exceed its value determined using that VWAP price.  Therefore, in accordance with GAAP, the Company marked to market the RSU payable on December 31, 2017 and December 31, 2016 to the closing prices of the Company’s Class A Stock of $29.65 and $30.89, respectively.  These mark to market adjustments resulted in a reduction of the RSU expense of $2.6 million and $1.1 million for 2017 and 2016, respectively.

On December 23, 2016, GAMCO entered into a deferred compensation agreement with Mr. Gabelli whereby his variable compensation for the first half of 2017 will be in the form of RSUs determined by the VWAP of the Company’s Class A Stock during the first half of 2017.  During 2017, in accordance with the deferred compensation agreement with Mr. Gabelli for the first half of 2017, the Company issued 1,244,018 RSUs, based upon the VWAP of the Company’s Class A Stock for the first half of 2017 of $29.6596, in satisfaction of Mr. Gabelli’s variable compensation of $36,897,086 for that period.  The RSUs will vest 100% on July 1, 2018, and the Company intends to settle the award in cash at that time; however, the Company reserves the right to issue shares of the Company’s Class A Stock in lieu of such cash payment.  Under the terms of the agreement the Company will pay Mr. Gabelli an amount equal to the number of RSUs valued at the lesser of the VWAP of the Company’s Class A Stock for the first half of 2017 or the value on the lapse date or, if not a trading day, then the first trading date thereafter.  For GAAP reporting, the Company will recognize the amount of Mr. Gabelli’s 2017 first half compensation ratably over the vesting period, or approximately 67% of the total during 2017 and 33% during 2018.  Notwithstanding its ability to settle the award in stock, given the Company’s intent to settle it in cash, in accordance with GAAP (ASC 718), the award is accounted for as a liability-classified award and not as an equity-classified award.  The liability is remeasured at fair value on each reporting period from June 30, 2017 until the vesting date.  However, given the cap on the obligation in that Mr. Gabelli will not receive cash in excess of the VWAP of the Company’s Class A Stock for the first half of the 2017 fiscal year, the remeasurement of the liability at fair value will never exceed its value determined using that VWAP price.  Therefore, in accordance with GAAP, the Company marked to market the RSU payable on December 31, 2017 to the closing price of the Company’s Class A Stock of $29.65.  This mark to market adjustment resulted in a reduction of the RSU expense of $17,000 for 2017.

On September 30, 2017, GAMCO entered into a deferred compensation agreement with Mr. Gabelli whereby his variable compensation for the fourth quarter of 2017 will be in the form of RSUs determined by the VWAP of the Company’s Class A Stock during the fourth quarter of 2017.  During 2017, in accordance with the deferred compensation agreement with Mr. Gabelli for the fourth quarter of 2017, the Company issued 530,662 RSUs, based upon the VWAP of the Company’s Class A Stock for the fourth quarter of 2017 of $29.1875, in satisfaction of Mr. Gabelli’s variable compensation of $15,488,708 for that period.  The RSUs will vest 100% on April 1, 2019, and the Company intends to settle the award in cash at that time; however, the Company reserves the right to issue shares of the Company’s Class A Stock in lieu of such cash payment.  Under the terms of the agreement the Company will pay Mr. Gabelli an amount equal to the number of RSUs valued at the lesser of the VWAP of the Company’s Class A Stock for the fourth quarter of 2017 or the value on the lapse date or, if not a trading day, then the first trading date thereafter.  For GAAP reporting, the Company will recognize the amount of Mr. Gabelli’s 2017 fourth quarter compensation ratably over the vesting period, or approximately 17% of the total during 2017, 66% during 2018 and 17% during 2019.  Notwithstanding its ability to settle the award in stock, given the Company’s intent to settle it in cash, in accordance with GAAP (ASC 718), the award is accounted for as a liability-classified award and not as an equity-classified award.  The liability is remeasured at fair value on each reporting period from December 31, 2017 until the vesting date.  However, given the cap on the obligation in that Mr. Gabelli will not receive cash in excess of the VWAP of the Company’s Class A Stock for the fourth quarter of the 2017 fiscal year, the remeasurement of the liability at fair value will never exceed its value determined using that VWAP price.  Therefore, in accordance with GAAP, and provided that the closing price of the Company’s Class A Stock of $29.65 was higher than the VWAP price over the fourth quarter of 2017 there was no mark to market adjustment recorded.

A summary of the stock option and RSA activity for the years ended December 31, 2017 and 2016 is as follows:

	Options		RSAs
				Weighted Average
		Weighted Average		Grant Date
	Shares	Exercise Price	Shares	Fair Value

Outstanding at December 31, 2015	-	$-	553,100	$64.02
Granted	-	-	-	-
Forfeited	-	-	(9,300)	64.85
Exercised / Vested	-	-	(119,460)	57.86
Outstanding at December 31, 2016	-	-	424,340	65.74
Granted	-	-	-	-
Forfeited	-	-	(4,500)	78.62
Exercised / Vested	-	-	(400,440)	65.60
Outstanding at December 31, 2017	-	$-	19,400	$65.67

Shares available for future issuance at
December 31, 2017	281,349

The total compensation costs related to non-vested awards not yet recognized is approximately $187,000 as of December 31, 2017. This will be recognized as expense in the following periods (in thousands):

2018	2019	2020	2021
$187	$-	$-	$-

2022	2023	2024	2025
$-	$-	$-	$-

For the years ended December 31, 2017, 2016 and 2015, the Company recorded approximately $8.7 million, $4.0 million and $9.9 million, respectively, in stock based compensation expense which resulted in the recognition of tax benefits of approximately $3.3 million, $1.5 million and $3.7 million, respectively. The $8.7 million for the year ended December 31, 2017, includes $6.8 million in stock compensation expense as a result of accelerating 345,770 RSAs.  The $9.9 million for the year ended December 31, 2015, includes $3.5 million in stock compensation expense as a result of accelerating the November 2013 grant of RSAs.  There were no comparable accelerations in the year ended December 31, 2016.

For the years ended December 31, 2015, the Company received approximately $1.2 million from the exercise of stock options which resulted in tax benefits of  $0.1 million.

Stock Repurchase Program

In 1999, the Board of Directors established the Stock Repurchase Program through which the Company has been authorized to purchase up to $9 million of Class A Stock. The Board of Directors authorized 500,000, 500,000 and 425,352 shares in August 2015, May 2017 and August 2017, respectively. In 2017, 2016 and 2015, we repurchased 484,526 shares, 348,687 shares and 426,628 shares, respectively, at an average price of $29.56 per share, $30.88 per share and $63.85 per share, respectively.  Please note, however, 2015 has not been adjusted for the Spin-off.  (For 2015, 413,228 shares were at an average investment of $64.86 per share prior to the distribution of AC on November 30, 2015 and 13,400 shares were at an average price of $32.56 following the distribution of AC.)  There remain 674,294 shares available under this program at December 31, 2017.

Dividends

During 2017, 2016 and 2015, the Company declared dividends of $0.08 per share, $0.08 per share and $0.28 per share, respectively, to class A and class B shareholders totaling $2.4 million, $2.4 million and $7.5 million, respectively. Under the terms of the RSA agreements, we accrue dividends, less estimated forfeitures, for RSA grantees from the date of grant but these dividends are held for grantees who are not entitled to receive dividends until their awards vest and only if they are still employed by the Company at those dates. As of December 31, 2017 and 2016, dividends accrued on RSAs not yet vested were approximately $24,000 and $0.4 million, respectively.

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

The lease has been accounted for as a capital lease as it transfers substantially all the benefits and risks of ownership to GBL.  The Company has recorded the leased property as an asset and a capital lease obligation for the present value of the obligation of the leased property.  The leased property is amortized on a straight-line basis from the date of the most recent extension to the end of the lease. The capital lease obligation is amortized over the same term using the interest method of accounting.  Capital lease improvements are amortized from the date of expenditure through the end of the lease term or the useful life, whichever is shorter, on a straight-line basis.  The lease provides that all operating expenses relating to the property (such as property taxes, utilities and maintenance) are to be paid by the lessee, GBL.  These are recognized as expenses in the periods in which they are incurred.  Accumulated amortization on the leased property was approximately $4.9 million and $4.6 million at December 31, 2017 and 2016, respectively.

Future minimum lease payments for this capitalized lease at December 31, 2017 are as follows:

(In thousands)
2018	$1,230
2019	1,080
2020	1,080
2021	1,080
2022	1,080
Thereafter	6,480
Total minimum obligations	12,030
Interest	7,075
Present value of net obligations	$4,955

Lease payments under this agreement amounted to approximately $1.2 million, $1.2 million and $1.2 million for each of the years ended December 31, 2017, 2016 and 2015, respectively. The capital lease contains an escalation clause tied to the change in the New York Metropolitan Area Consumer Price Index which may cause the future minimum payments to exceed $1,080,000 annually. Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $1.1 million due over the next six years, which are due from affiliated entities. Total minimum obligations exclude the operating expenses to be borne by the Company, which are estimated to be approximately $0.7 million per year.

I. Contractual Obligations

We rent office space under leases which expire at various dates through January 31, 2022. Future minimum lease commitments under these operating leases as of December 31, 2017 are as follows:

(In thousands)
2018	$808
2019	479
2020	47
2021	47
2022	4
Total	$1,385

Equipment rentals and occupancy expense amounted to approximately $2.2 million, $2.4 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

J. Charitable Contributions

During 2013, the Company established a Shareholder Designated Charitable Contribution program.  Under the program, each shareholder is eligible to designate a charity to which the Company would make a donation based upon the actual number of shares registered in the shareholder’s name.  Shares held in nominee or street name were not eligible to participate.  The Board of Directors approved one contribution during 2015 of $0.25 per registered share.  During 2015, the Company recorded a charge of $6.4 million, or $0.12 per diluted share, net of management fee and tax benefit related to the contributions which were included in charitable contributions on the consolidated statements of income.  During 2017, the Company recorded a charge of $4.1 million, or $0.08 per diluted share, net of management fee and tax benefit related to contributions which were included in charitable contributions on the consolidated statements of income.

K. Related Party Transactions

The following is a summary of certain related party transactions.

GGCP Holdings LLC owns a majority of our Class B Stock, representing approximately 91% of the combined voting power and 63% of the outstanding shares of our common stock at December 31, 2017.

AC and its subsidiaries, own 4.4 million shares of our Class A Stock, representing approximately 2% of the combined voting power and 15% of the outstanding shares of our common stock at December 31, 2017.

Capital Lease

We lease an approximately 60,000 square foot building located at 401 Theodore Fremd Avenue, Rye, New York as our headquarters (the “Building”) from an entity controlled by members of the Chairman’s family. See Notes H and I.

We sub-lease approximately 3,300 square feet in the Building to LICT Corporation, a company for which Mr. Gabelli serves as Chairman and CEO, which pays rent at the rate of $28 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses. The total amounts paid in 2017, 2016, and 2015 for rent and other expenses under this lease were $116,756, $116,564, and $119,686, respectively. Concurrent with the extension of the lease on the Building during 2008, we and LICT Corporation further agreed to extend the term of the sub-lease until December 2023 on the same terms and conditions. As of July 1, 2008, we also sub-lease approximately 1,600 square feet in the Building to Teton. Teton pays rent at the rate of $37.75 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses. The total amount paid in 2017, 2016 and 2015 for rent and other expenses under this lease were $68,293, $68,205 and $69,632, respectively, and were recorded in other operating expenses as a credit on the consolidated statements of income. As of April 1, 2016, we lease approximately 15,000 square feet in the Building to AC.  For the period of April 1, 2016 to March 31, 2017, AC paid rent at the rate of $21.62 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses.  Effective April 1, 2017, AC paid rent at the rate of $22.03 per square foot plus $3 per square foot for electricity.  The total amount paid in 2017 and 2016 for rent and other expenses under this lease was $367,798 and $297,185 and was recorded in distribution fee and other income on the consolidated statements of income.

Investment Advisory Services

GAMCO has entered into agreements to provide advisory and administrative services to MJG Associates, Inc., which is wholly-owned by Mr. Gabelli, with respect to the private investment funds managed by them. Pursuant to such agreements, MJG Associates, Inc. paid GAMCO $10,000 (excluding reimbursement of expenses) for each of the years 2017, 2016, and 2015. For 2017, 2016 and 2015, Manhattan Partners I, L.P. and Manhattan Partners II, L.P., investment partnerships for which John Gabelli Inc., an entity owned by John Gabelli, a brother of the Company’s Chairman, is the general partner, paid GAMCO investment advisory fees in the amount of $9,851, $11,274 and $13,595, respectively. In addition, an entity in which Mr. John Gabelli’s wife is the sole shareholder, is the co-general partner of S.W.A.N. Partners, LP (“S.W.A.N.”). S.W.A.N. paid GAMCO investment advisory fees in the amount of $19,776, $18,206 and $20,406 for 2017, 2016 and 2015, respectively, and is included in investment advisory and incentive fees on the consolidated statements of income.  Effective August 17, 2017, John Gabelli Inc. is no longer the general partner of Manhattan Partners I, L.P. or Manhattan Partners II, L.P. and the entity that John Gabelli’s wife is the sole shareholder in is no longer the co-general partner of S.W.A.N.

The Company serves as the investment advisor for the Funds and earns advisory fees based on predetermined percentages of the average net assets of the Funds.  In addition, G.distributors has entered into distribution agreements with each of the Funds.  As principal distributor, G.distributors incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a distribution fee from the Funds or reimbursement from the investment advisor.  For 2017, 2016 and 2015, the Company received $39.7 million, $41.0 million and $47.7 million, respectively, in distributions fees.  Advisory and distribution fees receivable from the Funds were approximately $30.4 million and $32.9 million at December 31, 2017 and 2016, respectively.

Pursuant to an agreement between Gabelli & Company Investment Advisers, Inc. (“GCI”) (formerly called Gabelli Securities, Inc.) and Funds Advisor, Funds Advisor pays to GCI 90% of the net revenues received by Funds Advisor related to being the advisor to the SICAV.  Net revenues are defined as gross advisory fees less expenses related to payouts and expenses of the SICAV paid by Funds Advisor.  The amounts paid by Funds Advisor to GCI for 2017,  2016 and 2015 were $2.8 million, $2.7 million and $1.0 million, respectively, and are included in other operating expenses on the consolidated statements of income.

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

On December 29, 2017, the Company issued $11.7 million of notes payable to certain executive officers and employees relating to compensation earned in 2017.  $5.5 million of the notes are due on January 31, 2018 and $6.2 million are due on February 28, 2018.  The notes are included in compensation payable on the consolidated statement of financial condition.

Other

On May 31, 2006, the Company entered into an Exchange and Standstill Agreement with Frederick J. Mancheski, a significant shareholder, pursuant to which, among other things, he agreed to exchange his 2,071,635 shares of Class B Stock, which he received on a pari passu basis with his investment in GGCP, for an equal number of shares of Class A Stock. The standstill agreement expired on May 31, 2016. Under the terms of the standstill agreement, Mr. Mancheski agreed, among other things, to vote his shares in favor of the nominees and positions advocated by the Board of Directors. As stated in the latest available Form 13D filed by Mr. Mancheski on July 2, 2015, he continues to exercise voting control over 1,705,974 shares of Class A Stock.

For 2017, 2016, and 2015, we incurred variable costs (but not the fixed costs) of $328,000, $353,000, and $432,000, respectively, for actual usage relating to our use of aircraft in which GGCP owns the fractional interests.

GBL and Teton entered into a transitional administrative and management service agreement in connection with the spin-off of Teton from GBL that formalized certain arrangements. Effective January 1, 2011, Teton and GBL renegotiated the terms of the sub-administration agreement from a flat 0.20% on the average net assets of the mutual funds managed by Teton to 0.20% on the first $370 million in average net assets, 0.12% on the next $630 million in average net assets and 0.10% on average net assets in excess of $1 billion, as compensation for providing mutual fund administration services. Additionally, Teton paid to GBL an administrative services fee of $25,000 per month from April 1, 2014 through September 30, 2016.  The administrative services fee was reduced to $18,750 per month for October 1, 2016 through May 31, 2017, and further reduced to $4,167 per month for June 1, 2017 through December 31, 2017.  During 2017, 2016 and 2015, there was $2.1 million, $2.0 million and $2.2 million, respectively, included in distribution fees and other income on the consolidated statements of income.

Effective January 1, 2014, GAMCO and Funds Advisor each entered into a research services agreement with G.research, LLC, a wholly-owned subsidiary of GCI, for G.research, LLC to provide them with the same types of research services that it provides to its other clients.  For the years ended December 31, 2017, 2016 and 2015, GAMCO paid G.research, LLC $2.3 million, $1.5 million and $0.7 million, respectively. For the years ended December 31, 2017, 2016 and 2015, Funds Advisor paid G.research, LLC $2.3 million, $1.5 million and $0.8 million, respectively.

GBL and AC entered into a transitional administrative and management services agreement in connection with the Spin-off.  The agreement calls for GBL to provide to AC certain services including but not limited to: accounting, financial reporting and consolidation services, including the services of a financial and operations principal; treasury services, including, without limitation, insurance and risk management services and administration of benefits; tax planning, tax return preparation, recordkeeping and reporting services; human resources, including but not limited to the sourcing of permanent and temporary employees as needed, recordkeeping, performance reviews and terminations; legal and compliance advice, including the services of a Chief Compliance Officer; technical/technology consulting; and operations and general administrative assistance, including office space, office equipment and furniture, payroll, procurement, and administrative personnel.  In addition, AC will provide GBL with payroll services.  All services provided under the agreement by GBL to AC or by AC to GBL will be charged at cost.  The agreement is terminable by either party on 30 days’ prior written notice to the other party and has a term of twelve months.

At December 31, 2014, GCI owed GBL a demand loan of $16 million bearing interest at 5.5% annually.  On December 28, 2015, GCI repaid the demand loan in full plus accrued and unpaid interest.  The interest paid by GCI to GBL during 2015 was $0.9 million.

In connection with the spin-off of AC on November 30, 2015, the Company issued the AC 4% PIK Note.  During 2017, 2016 and 2015, GBL recorded interest expense of $3.0 million, $7.7 million and $0.8 million, respectively.  See Note F. Debt for further details.

In connection with the Offer, the Company borrowed $35.0 million from GGCP, which was repaid in full during 2016. During  2016, GBL recorded interest expense of  $415,000.  See Note F. Debt for further details.

On December 27, 2017, GBL borrowed $15 million from AC.  The note bears interest at 1.6% and is due on February 28, 2018.  During 2017, GBL recorded interst expense of $4,000.  See Note F. Debt for further details.

In connection with the issuance of the Convertible Note, GGCP deposited cash equal to the principal amount of the Note and six months interest into an escrow account established pursuant to an escrow agreement by and among GGCP, the Company, the Convertible Note holder and the escrow agent.  The Company paid the annual costs of setting up the escrow account in the amount of $55,000 and will continue to pay them as long as the escrow account is open.  The Company did not pay any fees to GGCP in connection with the funding of the escrow account. On September 30, 2017, in connection with an amendment to the Escrow Agreement and in exchange for approximately 53% of the assets in the escrow account, the Company paid GGCP $60 million.  On November 21, 2017, the Company paid GGCP $53.1 million for the remaining 47% interest in the escrow account and used the entire balance in the escrow account, along with an additional $1.4 million, to repurchase the Convertible Note.  See Note F. Debt for additional details.

L. Financial Requirements

As a registered broker-dealer, G.distributors is subject to the Uniform Net Capital Rule 15c3-1 (the “Rule”) of the SEC.  These regulatory capital requirements, while not specific encumbrances on assets, restrict the total assets of this subsidiary broker-dealer to the extent they are needed to fulfill the regulatory capital requirements.  Accordingly, this restriction limits the transfer of funds from this subsidiary to the Company in the form of cash dividends or otherwise.  This restriction is 120% of its minimum net capital.  G.distributors computes its net capital under the alternative method permitted by the Rule which requires minimum net capital of $250,000, and it exceeded this requirement at December 31, 2017.

Our subsidiary, GAMCO Asset Management (UK) Limited is authorized and regulated by the Financial Conduct Authority (“FCA”). In February 2011, GAMCO Asset Management (UK) Limited increased its permitted license with the FCA’s predecessor, the Financial Services Authority (“FSA”) and has held Total Capital of £632,000 and £580,000 ($853,000 and $713,000 at December 31, 2017 and 2016, respectively) and had a Financial Resources Requirement of £216,000 and £265,000 ($291,000 and $326,000 at December 31, 2017 and 2016, respectively). We have consistently met or exceeded these minimum requirements.

M. Administration Fees

We have entered into administration agreements with other companies (the “Administrators”), whereby the Administrators provide certain services on behalf of several of the Funds.  Such services do not include the investment advisory and portfolio management services provided by GBL.  The fees were negotiated and based on predetermined percentages of the net assets of each of the Funds.

N. Profit Sharing Plan and Incentive Savings Plan

The Company has a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all employees.  Company contributions to the plans are determined annually by the Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code.  The Company accrued contributions of approximately $109,000, $77,000 and $26,000 to the plans for the years ended December 31, 2017, 2016 and 2015, respectively.

O. Identifiable Intangible Asset

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the consolidated statements of financial condition at both December 31, 2017 and 2016.  The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract for the Gabelli Enterprise Mergers and Acquisitions Fund are next up for renewal in February 2019.  On November 1, 2015, as a result of becoming the advisor to the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million within other assets on the consolidated statement of financial condition at both December 31, 2017 and 2016.  The advisory contracts for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. are both next up for renewal in November 2018.  At November 30, 2017 and November 30, 2016, management conducted its annual assessments of the recoverability of the intangible assets and determined that there was no impairment of it on GBL’s consolidated financial statements.

P.  Discontinued Operations

As a result of the Spin-off, the results of AC’s operations through the Spin-off Date, as well as transaction costs related to the Spin-off, have been classified in the consolidated statements of income as discontinued operations for all periods presented.  There was no gain or loss on the Spin-off for the Company, and it was a tax-free spin-off to GBL’s shareholders.

GBL does not have any significant continuing involvement in the operations of AC after the Spin-off, and the Company will not have the ability to influence operating or financial policies of AC.  GBL and AC did have a common Chief Executive Officer for a transition period, and GBL does provide certain services to AC under a Transition Services Agreement (see Note K. Related Party Transactions for details).  The Company also has debt on its consolidated statement of financial condition at December 31, 2017 and 2016 that is payable to AC.  That AC note pays interest at 4%, which is payable in cash or PIK, and will be paid off ratably over five years, or sooner at GBL’s option (see Note F. Debt for details).  AC owns 4.4 million shares of GBL’s Class A Stock on which it will receive dividends, if and when they are declared (see Note K. Related Party Transactions for details).  As with all stockholders, employees and directors of GBL received one share of AC stock for each share of GBL stock that they held on the record date for the distribution.  Some of these AC shares are unvested restricted stock awards to the extent an employee’s holdings consisted of unvested GBL restricted stock awards on the record date.  The vesting provisions remain unchanged (see Note G. Equity for details).

The 2015 results include $2.4 million in costs incurred with respect to the Spin-off and are included in Other operating expenses below.  Operating results for the period from January 1, 2015 through November 30, 2015 are summarized below:

Year Ended
December 31,
2015
Revenues
Investment advisory and incentive fees	$8,552
Distribution fees and other income	279
Institutional research services	8,973
Total revenues	17,804
Expenses
Compensation	20,500
Stock based compensation	4,716
Management fee	(727)
Distribution costs	(85)
Other operating expenses	9,070
Total expenses	33,474
Operating loss	(15,670)
Other income
Net gain from investments	7,660
Interest and dividend income	2,740
Interest expense	(1,224)
Total other income, net	9,176
Loss from discontinued operations before income taxes	(6,494)
Income tax benefit	(2,045)
Loss from discontinued operations, net of taxes	(4,449)
Net loss attributable to noncontrolling interests	(562)
Net loss attributable to GAMCO Investors, Inc.'s
discontinued operations, net of taxes	$(3,887)

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

R. Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2017 and 2016 is presented below.

	2017
	1st	2nd	3rd	4th	Total
(In thousands, except per share data)
Revenues	$85,917	$87,600	$88,341	$98,666	$360,524
Operating income	42,443	39,660	23,393	39,524	145,020
Net income attributable to GAMCO
Investors, Inc.'s shareholders	24,820	22,894	16,600	13,495	77,809
Net income attributable to GAMCO
Investors, Inc.'s shareholders per share:
Basic	0.86	0.79	0.57	0.46	2.68
Diluted	$0.82	$0.76	$0.55	$0.46	$2.60

	2016
	1st	2nd	3rd	4th	Total

Revenues	$81,385	$83,944	$87,721	$99,950	$353,000
Operating income	44,942	46,747	48,076	52,031	191,796
Net income attributable to GAMCO
Investors, Inc.'s shareholders	26,025	27,543	30,861	32,692	117,121
Net income attributable to GAMCO
Investors, Inc.'s shareholders per share:
Basic	0.89	0.94	1.06	1.12	4.01
Diluted	$0.88	$0.93	$1.03	$1.07	$3.92

During the fourth quarter of 2017, the Board of Directors accelerated the vesting relating to 144,650 RSAs resulting in recognition of $1.3 million in stock compensation expense, or $0.02 per fully diluted share.

During the fourth quarter of 2017, the Company recorded a $3.3 million loss on early extinguishment of debt when it repurchased the $110 million 4.5% Convertible note due August 15, 2021.

As a result of the enactment of the Tax Cuts and Jobs Act in December 2017, the Company recorded an increase in expense of $8.2 million reflecting the net write-down to its deferred tax assets and deferred tax liabilities.

S. Subsequent Events

On January 5, 2018, the Compensation Committee of the Board of Directors approved the accelerated vesting of the remaining 19,400 RSAs.  The Company will record an expense of $187,000 during the first quarter of 2018.

On February 6, 2018, the Board of Directors declared a regular quarterly dividend of $0.02 per share to all of its shareholders, payable on March 27, 2018 to shareholders of record on March 13, 2018.

On February 6, 2018, GAMCO and Funds Advisor each renewed their research services agreement with G.research, LLC whereby each entity will pay $1.5 million for the services in 2018.

On February 6, 2018, the Company and AC renewed their sublease for the period of April 1, 2018 to March 31, 2019.  AC will pay rent at the rate of $36.71 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses.

On February 23, 2018, the Company announced that Mr. Gabelli elected to waive all his compensation that he would otherwise be entitled to under his employment agreement from the period of March 1, 2018 to December 31, 2018.

On February 28, 2018, the Company paid in full the 1.6% $15 million note to AC.

On March 5, 2018, AC completed an exchange offer with respect to its Class A shares.  Tendering shareholders will receive 1.35 GBL Class A shares for each AC Class A share that they tender, together with cash in lieu of any fractional share.  There were approximately 490,000 AC Class A shares tendered and accepted by AC.  AC will deliver approximately 660,000 GBL Class A shares that they hold to the tendering shareholders.  After the exchange, AC and its subsidiaries, own 3.7 million shares of our Class A Stock, representing approximately 2% of the combined voting power and 13% of the outstanding shares of our common stock.

From January 1, 2018 to March 8, 2018, the Company repurchased 59,611 shares at $29.33 per share. As a result, there are 614,683 shares available to be repurchased under our existing buyback plan at March 8, 2018.

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

(b) Management’s Report on Internal Control Over Financial Reporting

GBL's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Management, with the participation of the principal executive officer and under the supervision of the principal financial officers, of the Company conducted an evaluation of the effectiveness of GBL's internal control over financial reporting as of December 31, 2017, as required by Rule 13a-15(c) of the Exchange Act.  There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives.  In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013.

Based on its evaluation, management concluded that, as of December 31, 2017, the Company maintained effective internal control over financial reporting.  The independent registered public accounting firm that audited the consolidated financial statements has issued an attestation report on the Company's internal control over financial reporting.  The report on the audit of internal control over financial reporting is included in Item 8 in this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors and Executive Officers of GBL and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the our definitive proxy statement for our 2018 Annual Meeting of Shareholders (the “Proxy Statement”).

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

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2018 Annual Meeting, GBL also submitted to the New York Stock Exchange (“NYSE”) a certification by our Chief Executive Officer that he is not aware of any violations by GBL of the NYSE corporate governance listing standards as of the date of the certification.

ITEM 11: EXECUTIVE COMPENSATION

Information required by Item 11 is included in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is included in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 is included in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)  List of documents filed as part of this Report:

(1) Consolidated Financial Statements and Independent Registered Public Accounting Firm’s Reports included herein:
See Index on page 44.

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

2.2
Separation and Distribution Agreement, dated November 30, 2015, by and between GAMCO Investors, Inc. and Associated Capital Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated November 30, 2015 filed with the Securities and Exchange Commission on December 4, 2015).

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

4.2
Indenture, dated as of December 31, 2010, between the Company and Computershare Trust Company, N.A., as Trustee (includes form of 0% Subordinated Debenture due 2015). (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated December 31, 2010 filed with the Securities and Exchange Commission on January 6, 2011).

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

4.7
Convertible Promissory Note in the amount of $110,000,000, dated August 15, 2016, issued by GAMCO Investors, Inc. to Cascade Investment, L.L.C. (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated August 15, 2016 filed with the Securities and Exchange Commission on August 16, 2016).

4.8
Irrevocable Standby Letter of Credit, dated August 15, 2016, issued by GAMCO Investors, Inc. in favor of GGCP, Inc. (Incorporated by reference to Exhibit 4.2 to the Company's Report on Form 8-K dated August 15, 2016 filed with the Securities and Exchange Commission on August 16, 2016).

10.1
Tax Indemnification Agreement between the Company and GFI. (Incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on January 29, 1999).

10.2
GAMCO Investors, Inc. 2002 Stock Award and Incentive Plan (Incorporated by reference to Exhibit A to the Company's definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2002). *

10.3
First Amendment to the Company’s 2002 Stock Award and Incentive Plan (Incorporated by reference to Annex D to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on October 30, 2013).*

10.4
Second Amendment to the Company’s 2002 Stock Award and Incentive Plan (Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 21, 2016).*

10.5
Third Amendment to the Company’s 2002 Stock Award and Incentive Plan (Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 12, 2017).*

10.6
Employment Agreement between the Company and Mario J. Gabelli dated February 6, 2008 (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated February 6, 2008 filed with the Securities and Exchange Commission on February 7, 2008). *

10.7
Service Mark and Name License Agreement, dated November 30, 2015, by and between GAMCO Investors, Inc. and Associated Capital Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated November 30, 2015 filed with the Securities and Exchange Commission on December 4, 2015).

10.8
Transitional Administrative and Management Services Agreement, dated November 30, 2015, by and between GAMCO Investors, Inc. and Associated Capital Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated November 30, 2015 filed with the Securities and Exchange Commission on December 4, 2015).

10.9
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

10.11
Restricted Stock Unit Agreement, dated December 21, 2015, by and between GAMCO Investors, Inc. and Mario J. Gabelli. (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K dated December 21, 2015 filed with the Securities and Exchange Commission on December 28, 2015).

10.12
Note Purchase Agreement, dated August 15, 2016, by and among Cascade Investment, L.L.C., GAMCO Investors, Inc., Mario J. Gabelli and GGCP, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated August 15, 2016 filed with the Securities and Exchange Commission on August 16, 2016).

10.13
Registration Rights Agreement, dated August 15, 2016, by and among Cascade Investment, L.L.C. and GAMCO Investors, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated August 15, 2016 filed with the Securities and Exchange Commission on August 16, 2016).

10.14
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

10.16
Restricted Stock Unit Agreement, dated September 30, 2017, by and between GAMCO Investors, Inc. and Mario J. Gabelli. (Incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated September 30, 2017 filed with the Securities and Exchange Commission on October 5, 2017).

10.17
$35,000,000 floating rate promissory note due December 28, 2016 in favor of GGCP, Inc. (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 15, 2016).

10.18
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

* Compensatory agreements.

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on March 8, 2018.

GAMCO INVESTORS, INC.

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Chief Accounting Officer (Co-Principal Accounting Officer)	Title: Co-Chief Accounting Officer (Co-Principal Accounting Officer)

Date: March 8, 2018	Date: March 8, 2018

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

Signature	Title	Date

/s/ Mario J. Gabelli	Chairman of the Board,	March 8, 2018
Mario J. Gabelli	Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ Kieran Caterina	Co-Chief Accounting	March 8, 2018
Kieran Caterina	Officer (Co-Principal
Accounting Officer)

/s/ Diane M. LaPointe	Co-Chief Accounting	March 8, 2018
Diane M. LaPointe	Officer (Co-Principal
Accounting Officer)

/s/ Edwin L. Artzt	Director	March 8, 2018
Edwin L. Artzt

/s/ Raymond C. Avansino, Jr.	Director	March 8, 2018
Raymond C. Avansino, Jr.

/s/ Leslie B. Daniels	Director	March 8, 2018
Leslie B. Daniels

/s/ Eugene R. McGrath	Director	March 8, 2018
Eugene R. McGrath

/s/ Robert S. Prather, Jr.	Director	March 8, 2018
Robert S. Prather, Jr.

/s/ Elisa M. Wilson	Director	March 8, 2018
Elisa M. Wilson