Form 10-Q
period 2018-03-31
GAMCO INVESTORS, INC. ET AL
filed 2018-05-09
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.
Class		Outstanding at April 30, 2018
Class A Common Stock, .001 par value	(Including 270,500 restricted stock awards)	10,053,569
Class B Common Stock, .001 par value		19,024,404

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended March 31, 2018 and 2017

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended March 31, 2018 and 2017

Condensed Consolidated Statements of Financial Condition:
- March 31, 2018
- December 31, 2017
- March 31, 2017

Condensed Consolidated Statements of Equity:
- Three months ended March 31, 2018 and 2017

Condensed Consolidated Statements of Cash Flows:
- Three months ended March 31, 2018 and 2017

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenues
Investment advisory and incentive fees	$77,348	$74,989
Distribution fees and other income	10,149	10,928
Total revenues	87,497	85,917
Expenses
Compensation	25,950	25,278
Management fee	4,634	2,164
Distribution costs	10,204	10,913
Other operating expenses	5,453	5,119
Total expenses	46,241	43,474

Operating income	41,256	42,443
Other income (expense)
Net gain (loss) from investments	(5,347)	40
Interest and dividend income	492	469
Interest expense	(1,200)	(2,832)
Total other expense, net	(6,055)	(2,323)
Income before income taxes	35,201	40,120
Income tax provision	7,940	15,300
Net income attributable to GAMCO Investors, Inc.'s shareholders	$27,261	$24,820

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.94	$0.86

Diluted	$0.94	$0.82

Weighted average shares outstanding:
Basic	28,916	28,970

Diluted	28,916	31,160

Dividends declared:	$0.02	$0.02

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017

Net income	$27,261	$24,820
Other comprehensive gain/(loss), net of tax:
Foreign currency translation	89	10
Net unrealized loss on securities available for sale (a)	-	(2,561)
Other comprehensive gain/(loss)	89	(2,551)

Comprehensive income attributable to GAMCO Investors, Inc.	$27,350	$22,269

(a) Net of income tax benefit of $0 and $1,504, respectively.
      Effective January 1, 2018, upon the adoption of ASU 2016-01, the Company no longer recognizes unrealized gains or losses on equity securities through other comprehensive gain/(loss).  See Note C.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	March 31,	December 31,	March 31,
	2018	2017	2017
ASSETS
Cash and cash equivalents	$27,383	$17,821	$88,230
Investments in securities	31,407	36,790	33,190
Receivable from brokers	1,876	1,578	523
Investment advisory fees receivable	27,150	38,712	29,810
Receivable from affiliates	4,794	5,635	5,325
Income tax receivable and deferred tax asset	12,878	15,615	12,829
Other assets	11,505	12,135	12,615
Total assets	$116,993	$128,286	$182,522

LIABILITIES AND EQUITY
Payable to brokers	$164	$14,926	$10,022
Income taxes payable and deferred tax liabilities	7,491	3,128	19,787
Capital lease obligation	4,908	4,943	5,038
Compensation payable	84,333	82,907	42,295
Payable to affiliates	864	855	1,528
Accrued expenses and other liabilities	27,706	28,656	27,942
Sub-total	125,466	135,415	106,612

4.5% Convertible note (net of issuance costs of $0, $0 and $156, respectively)
(due August 15, 2021) (Note G)	-	-	109,844
AC 4% PIK Note (due November 30, 2020) (Note G)	40,000	50,000	90,000
AC 1.6% Note Payable (due February 28, 2018) (Note G)	-	15,000	-
5.875% Senior notes (net of issuance costs of $75, $81 and $99, respectively)
(due June 1, 2021) (Note G)	24,150	24,144	24,126
Total liabilities	189,616	224,559	330,582

Commitments and contingencies (Note J)	-	-	-

Equity
GAMCO Investors, Inc. stockholders' equity
Preferred stock, $.001 par value;10,000,000 shares authorized;
none issued and outstanding	-	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
15,541,489, 15,541,489 and 15,474,992 issued, respectively;9,830,148,
9,949,482 and 10,242,101 outstanding, respectively	14	14	14
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 19,024,404, 19,024,404 and 19,092,201 shares
outstanding, respectively	19	19	19
Additional paid-in capital	12,759	12,572	4,602
Retained earnings	194,732	155,939	104,749
Accumulated other comprehensive income	(145)	11,876	8,720
Treasury stock, at cost (5,711,341, 5,592,007 and 5,232,891 shares, respectively)	(280,002)	(276,693)	(266,164)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	(72,623)	(96,273)	(148,060)

Total liabilities and equity	$116,993	$128,286	$182,522

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Three Months Ended March 31, 2018

	GAMCO Investors, Inc. stockholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2017	$33	$12,572	$155,939	$11,876	$(276,693)	$(96,273)
Net income	-	-	27,261	-	-	27,261
Reclassification pursuant to
adoption of ASU 2016-01
, net of tax	-	-	12,110	(12,110)	-	-
Foreign currency translation	-	-	-	89	-	89
Dividends declared ($0.02 per
share)	-	-	(578)	-	-	(578)
Stock based compensation
expense	-	187	-	-	-	187
Purchase of treasury stock	-	-	-	-	(3,309)	(3,309)
Balance at March 31, 2018	$33	$12,759	$194,732	$(145)	$(280,002)	$(72,623)

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

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating activities
Net income	$27,261	$24,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146	151
Stock based compensation expense	187	699
Deferred income taxes	(1,409)	(3,756)
Foreign currency translation loss	89	10
(Increase) decrease in assets:
Investments in securities (trading securities for 2017)	5,384	30
Receivable from affiliates	935	635
Receivable from brokers	(298)	(70)
Investment advisory fees receivable	11,562	13,927
Income taxes receivable and deferred tax assets	2,738	(3,480)
Other assets	490	(130)
Increase (decrease) in liabilities:
Payable to affiliates	9	116
Payable to brokers	(282)	9,956
Income taxes payable and deferred tax liabilities	5,772	21,232
Compensation payable	1,424	(90)
Accrued expenses and other liabilities	(988)	(1,272)
Total adjustments	25,759	37,958
Net cash provided by operating activities	$53,020	$62,778

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Financing activities
Dividends paid	(578)	(578)
Purchase of treasury stock	(3,309)	(3,795)
Repayment of AC 4% PIK Note	(10,000)	(10,000)
Repayment of AC 1.6% Note	(15,000)	-
Margin loan borrowings	5,000	-
Margin loan payments	(19,479)	-
Amortization of debt issuance costs	6	15
Net cash used in financing activities	(43,360)	(14,358)
Effect of exchange rates on cash and cash equivalents	(98)	(2)
Net increase in cash and cash equivalents	9,562	48,418
Cash and cash equivalents at beginning of period	17,821	39,812
Cash and cash equivalents at end of period	$27,383	$88,230
Supplemental disclosures of cash flow information:
Cash paid for interest	$384	$2,797
Cash paid for taxes	$960	$782

Non-cash activity:
-	For the three months ended March 31, 2018 and March 31, 2017, the Company accrued dividends on restricted stock awards of $0 and $8, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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

These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported on the interim condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in the Accounting Standards Codification ("Codification") Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification.  The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled to receive in exchange for those goods or services.  The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.  In March 2016, the FASB issued revised guidance which clarifies the guidance related to (a) determining the appropriate unit of account under the revenue standard’s principal versus agent guidance and (b) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. In April 2016, the FASB issued an amendment to provide more detailed guidance including additional implementation guidance and examples related to (a) identifying performance obligations and (b) licenses of intellectual property.  In May 2016, the FASB amended the standard to clarify the guidance on (a) assessing collectability, (b) presenting sales taxes, (c) measuring noncash consideration, and (d) certain transition matters.  The Company adopted this guidance on January 1, 2018 and adopted the modified retrospective approach.  The Company’s implementation analysis has been completed, and we have identified similar performance obligations under this guidance as compared with deliverables and separate units of account previously identified under Topic 605.  As a result, the timing of the recognition of our revenue remains the same as under Topic 605, and therefore the adoption does not have any effect on the timing of the recognition of revenue.  See Note B. Revenue Recognition for the disclosures required by ASU 2014-09.

In January 2016, the FASB issued ASU 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. To adopt the amendments, entities are required to make a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective.  The Company adopted this guidance on January 1, 2018 and reclassified $12.1 million out of Accumulated Other Comprehensive Income and into Retained Earnings.  Effective January 1, 2018, changes in the fair value of the Company’s investments in equity securities are reported through earnings in the net gain (loss) from investments line in the condensed consolidated statements of income rather than through other comprehensive income.

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

B.  Revenue Recognition

The revenue streams in the discussion below and in the table on page 13 include those that are within the scope of ASU 2014-09.  Those revenues deemed out of scope and excluded are: investment gains and losses generated from the Company’s proprietary trading activities, dividend income, and interest income.  In all cases for all revenue streams discussed below, the revenue generated is from a single transaction price, and there is no need to allocate the amounts across more than a single revenue stream.  The customer for all revenues derived from open-end and closed-end funds described in detail below has been determined to be the fund itself and not the ultimate underlying investor in the fund.  The Company has identified similar performance obligations under ASU 2014-09 as compared with ASC Topic 605.  As a result, the timing of the recognition of our revenue remains the same under this new guidance as it was under ASC Topic 605.

Significant Judgments that affect the amounts and timing of revenue recognition:

The Company’s analysis of the timing of revenue recognition for each revenue stream is based upon an analysis of current contract terms.  Performance obligations could, however, change from time to time if and when existing contracts are modified or new contracts are entered into.  These changes could potentially affect the timing of satisfaction of performance obligations, the determination of the transaction price, and the allocation of the price to performance obligations.  In the case of the revenue streams discussed below, the performance obligation is satisfied at a point in time and in no instance is it satisfied over a period of time.  In the case of performance correlated revenues, the point in time is the end of the measurement period as defined within the contract and subject to reduction to zero on the date where the measurement period ends even if the performance benchmarks were exceeded during the intervening period.  Thus, for performance correlated revenues, the performance obligation is satisfied at a single point in time.  The judgments outlined below, where the determination as to these factors is discussed in detail, are continually reviewed and monitored by the Company when new contracts or contract modifications occur.  Transaction price is in all instances formulaic and not subject to significant (or any) judgment at the current time.  The allowance for doubtful accounts is subject to judgment.  There were no impairment losses (allowance for doubtful accounts) on any receivables from any revenue stream at the end of the current period.

Advisory Fee Revenues

Advisory fees for open-end funds, closed-end funds, sub-advisory accounts and SICAVs are earned based on predetermined percentages of the average net assets of the individual funds and are recognized as revenues as the related services are performed.  Fees for open-end funds, sub-advisory accounts and SICAVs are computed on a daily basis on average net assets under management ("AUM"), while fees for closed-end funds are computed on average weekly net AUM.  These fees are received in cash after the end of each monthly period within 30 days.  The revenue recognition occurs daily as the performance obligation (advising the fund) is met continuously.  There is a risk of non-payment, and therefore an impairment loss on these receivables is possible at each reporting date.  There were no such impairment losses for the current period.

Advisory fees for Institutional & Private Wealth Management accounts are earned based on predetermined percentages of the average AUM and are generally computed quarterly based on account values at the end of the preceding quarter.  The revenue recognition occurs daily as the performance obligation (advising the client portfolio) is met continuously.  These fees are received in cash, typically within 60 days of the client being billed.  There is a risk of non-payment, and therefore an impairment loss on these receivables is possible at each reporting date.  There were no such impairment losses for the current period.

Performance Correlated Revenues

Investment advisory fees earned on many of the closed-end funds' preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period which coincides with the calendar year.  The fee would also be earned and the contract period ended at any interim point in time that the preferred shares are redeemed.  These fees are received in cash after the end of the measurement period within 30 days.

Certain closed-end funds have performance fees that are earned at the end of the fund fiscal year to the extent the total return of each fund exceeds a benchmark return.  The fee would also be earned and the contract period ended at any interim point in time that the fund was to repurchase shares.  These fees are received in cash after the end of the measurement period within 30 days.

We also receive incentive fees from certain institutional clients which are based upon exceeding a specific benchmark index or indices.  These fees are recognized at the end of the stipulated contract period, which is generally annually, for the respective account.  The fee would also be earned and the contract period ended at any interim point in time that the client terminated its relationship with us.  These fees are received in cash after the end of the measurement period typically within 60 days.

Certain funds within the SICAV structure may charge a performance fee.  These fees are recognized at the end of the measurement period which coincides with the calendar year or upon redemption.  These fees are received in cash after the end of the measurement period within 30 days.

In all cases of the performance correlated revenue, revenue recognition is delayed until the performance obligation has been met (the measurement period has concluded and the hurdle has been exceeded).  There is a risk of non-payment, and therefore an impairment loss on these receivables is possible at each reporting date.  There were no such impairment losses for the current period.

Distribution Fees and Other Income

Distribution fees and other income primarily includes distribution fee revenue earned in accordance with Rule 12b-1 of the Company Act, as amended, along with sales charges and underwriting fees associated with the sale of the mutual funds.  Distribution plan fees are computed based on average daily net assets of each fund and are accrued for during the period in which they are earned.  These fees are received in cash after the end of each monthly period within 30 days.  In evaluating the appropriate timing of the recognition of these fees, we applied the guidance on up-front fees to determine whether such fees are related to the transfer of a promised service (a distinct performance obligation).  Our conclusion is that the service being provided by G.distributors to the customer in exchange for the fee is for the initial distribution of the funds and is completed at the time of the sale.  As such, there is no portion of this revenue that needs to be deferred because the performance obligation is complete, and revenue recognition coincides with the completion.  The Company reached the same conclusion with regard to sales charges and underwriting fees associated with the sale of the mutual funds - neither of which is material in the aggregate to the Company's revenue streams.  There is a risk of non-payment, and therefore an impairment loss on these receivables is possible at each reporting date.  There were no such impairment losses for the current period.

Revenue Disaggregated

The following table presents our revenue disaggregated by account type:

	Three Months Ended March 31,
	2018	2017
Advisory Fees:
Open-end Funds	$31,834	$32,194
Closed-end Funds	17,145	15,397
Sub-advisory accounts	1,092	320
Institutional & Private Wealth Management	25,965	26,167
SICAVs	1,289	911
Performance-based	23	-
Distribution and other income	10,149	10,928
Total revenues	$87,497	$85,917

C.  Investment in Securities
Effective with the Company’s adoption of ASU 2016-01 on January 1, 2018, the Company carries all investments in equity securities at fair value through net income (“FVTNI”) which approximates market value.  The Company has no securities that qualify for the equity method or for consolidation of the investee of for which the Company has elected the practicality exception to fair value measurement.

Investments in securities at March 31, 2018, December 31, 2017 and March 31, 2017 consisted of the following:

	March 31, 2018		December 31, 2017		March 31, 2017
		Estimated		Estimated		Estimated
	Cost	Market Value	Cost	Market Value	Cost	Market Value
	(In thousands)
Securities carried at FVTNI (trading securities for comparative periods):
Common stocks	$17,467	$31,291	$26	$34	$20	$24
Mutual Funds	12	11	11	11	-	-
Closed-end funds	99	105	-	-	-	-
Total securities carried at FVTNI	17,578	31,407	37	45	20	24

Available for sale securities:
Common stocks	-	-	17,441	36,637	18,739	33,058
Closed-end funds	-	-	99	108	99	108
Total available for sale securities	-	-	17,540	36,745	18,838	33,166

Total investments in securities	$17,578	$31,407	$17,577	$36,790	$18,858	$33,190

There were no securities sold, not yet purchased at March 31, 2018, December 31, 2017 and March 31, 2017.

Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at the time of purchase are classified as cash equivalents.  The portion of investments in securities held for resale in anticipation of short-term market movements were classified as trading securities for the periods ended December 31, 2017 and March 31, 2017.  Securities carried at FVTNI for the March 31, 2018 period-end and trading securities in the periods ending December 31, 2017 and March 31, 2017 are stated at fair value, with any unrealized gains or losses reported in current period earnings.  Available for sale (“AFS”) investments for the periods ended December 31, 2017 and March 31, 2017 are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of equity except for losses deemed to be other than temporary (“OTT”) which were recorded as realized losses in the condensed consolidated statements of income.

Effective January 1, 2018, the Company adopted ASU 2016-01, which eliminated available for sale accounting and resulted in the reclassification of $12.1 million, net of tax, out of accumulated comprehensive income and into retained earnings in the condensed consolidated statement of financial condition.  As a result, for the three months ended March 31, 2018, changes in the fair value of the Company’s entire investment portfolio are now recorded in the net gain (loss) from investments line in the condensed consolidated statements of income rather than through other comprehensive income.

The following table identifies all reclassifications out of accumulated other comprehensive income ("AOCI") into income for the three months ended March 31, 2017 (in thousands).  (No disclosure is needed for the three months ended March 31, 2018 due to the adoption of ASU 2016-01.)

Amount	Affected Line Items	Reason for
Reclassified	in the Statements	Reclassification
from AOCI	Of Income	from AOCI
Three months ended
March 31, 2017

$-	Net gain from investments	Realized gain on sale of AFS securities
-	Other operating expenses/net gain from investments	Realized gain on donation of AFS securities
-	Income before income taxes
-	Income tax provision
$-	Net income

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of December 31, 2017 and March 31, 2017.  (No disclosures are required as of March 31, 2018 due to the adoption of ASU 2016-01.)

	December 31, 2017
		Gross	Gross	Estimated
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$17,441	$19,196	$-	$36,637
Closed-end funds	99	9	-	108
Total available for sale securities	$17,540	$19,205	$-	$36,745

	March 31, 2017
		Gross	Gross	Estimated
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$18,739	$14,319	$-	$33,058
Closed-end funds	99	9	-	108
Total available for sale securities	$18,838	$14,328	$-	$33,166

A net unrealized loss, net of taxes, for the three months ended March 31, 2017 of $2.6 million has been included in other comprehensive income, a component of equity, at March 31, 2017.  There were no sales of investments available for sale for the three months ended March 31, 2017.  There were no realized losses on the sale of investments available for sale for the three months ended March 31, 2017. The basis on which the cost of a security sold is determined using specific identification. Accumulated other comprehensive income in the condensed consolidated statements of equity is primarily comprised of unrealized gains/losses, net of taxes, for AFS securities.

There were no investments classified as available for sale that were in an unrealized loss position at December 31, 2017 or March 31, 2017.

For the three months ended March 31, 2017, there were no losses on available for sale securities that were deemed to be other than temporary.

D. Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of March 31, 2018, December 31, 2017 and March 31, 2017 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2018 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2018
Cash equivalents	$27,034	$-	$-	$27,034
Investments in securities:
Common stocks	31,291	-	-	31,291
Mutual Funds	11	-	-	11
Closed-end Funds	105	-	-	105
Total investments in securities	31,407	-	-	31,407
Total assets at fair value	$58,441	$-	$-	$58,441

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2017 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2017
Cash equivalents	$17,475	$-	$-	$17,475
Investments in securities:
AFS - Common stocks	36,637	-	-	36,637
AFS - Closed-end Funds	108	-	-	108
Trading - Common stocks	34	-	-	34
Trading - Mutual funds	11	-	-	11
Total investments in securities	36,790	-	-	36,790
Total assets at fair value	$54,265	$-	$-	$54,265

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2017 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2017
Cash equivalents	$88,082	$-	$-	$88,082
Investments in securities:
AFS - Common stocks	33,058	-	-	33,058
AFS - Closed-end Funds	108	-	-	108
Trading - Common stocks	24	-	-	24
Total investments in securities	33,190	-	-	33,190
Total assets at fair value	$121,272	$-	$-	$121,272

During the quarters ended March 31, 2018 and 2017, there were no transfers between any Level 1 and Level 2 holdings, or between Level 1 and Level 3 holdings.

E. Income Taxes

The effective tax rate ("ETR") for the three months ended March 31, 2018 and March 31, 2017 was 22.6% and 38.1%, respectively.

The decline in the ETR is almost exclusively due to the lower Federal tax rate under the Tax Cuts and Jobs Act which lowered our Federal tax rate from 35% to 21%, effective January 1, 2018.

F. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2018	2017
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$27,261	$24,820
Weighted average shares outstanding	28,916	28,970
Basic net income per share attributable to GAMCO
Investors, Inc.'s shareholders	$0.94	$0.86

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$27,261	$24,820
Add interest on convertible notes, net of management fee and taxes	-	748
Total income attributable to GAMCO Investors, Inc.'s shareholders	$27,261	$25,568

Weighted average share outstanding	28,916	28,970
Restricted stock awards	-	190
Assumed conversion of convertible notes	-	2,000
Total	28,916	31,160

Diluted net income per share attributable to GAMCO
Investors, Inc.'s shareholders	$0.94	$0.82

G. Debt

Debt consists of the following:

	March 31, 2018		December 31, 2017		March 31, 2017
	Carrying	Fair Value	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2	Value	Level 2
(In thousands)
4.5 % Convertible note	$-	-	$-	$-	$109,844	$111,634
AC 4% PIK Note	40,000	39,860	50,000	50,572	90,000	90,932
AC 1.6% Note	-	-	15,000	14,972	-	-
5.875% Senior notes	24,150	23,742	24,144	24,543	24,126	24,558
Total	$64,150	$63,602	$89,144	$90,087	$223,970	$227,124

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

GGCP, Inc. (“GGCP”), which owns approximately 63% of the equity interest of the Company, initially deposited cash equal to the principal amount of the Note and six months interest (“Initial Deposit”) into an escrow account established pursuant to an escrow agreement by and among GGCP, the Company, the Convertible Note holder and the escrow agent (the “Escrow Agreement”).  In connection with the Initial Deposit made by GGCP, the Company had agreed that GGCP had a right to demand payment in an amount equal to any funds withdrawn from the escrow account by the Convertible Note holder.  On September 30, 2017, in connection with an amendment to the Escrow Agreement and in exchange for approximately 53% of the assets in the escrow account, the Company paid GGCP $60 million.  On November 21, 2017, the Company paid GGCP $53 million for the remaining 47% of the assets in the escrow account that it did not previously own.

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

During the three months ended March 31, 2018, the Company prepaid $10 million of principal of the AC 4% PIK Note against the principal amount due on November 30, 2020.  During the three months ended March 31, 2017, the Company prepaid $10 million of principal of the AC 4% PIK Note.

Subsequent to March 31, 2018, the Company paid an additional $10 million of principal, thereby reducing the amount outstanding to $30 million, all of which is due on November 30, 2020.

AC 1.6% Note

On December 26, 2017, to finance tax payments and for working capital purposes, the Company borrowed $15 million from AC in exchange for a note that bore interest at 1.6% per annum.  On February 28, 2018, the date of maturity, the Company repaid the entire principal and accrued interest.

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

At March 31, 2018, December 31, 2017 and March 31, 2017, the debt was recorded at its face value, net of issuance costs, of $24.2 million, $24.1 million and $24.1 million, respectively.

The fair value of the Company’s debt, which is a Level 2 valuation, is estimated based on either quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities or using market standard models.  Inputs in these standard models include credit rating, maturity and interest rate.  The Company has not elected the fair value option for its debt, and, therefore, the provisions of ASU 2016-01 (adopted by the Company on January 1, 2018) related to instrument-specific credit risk are not applicable.

H. Stockholders’ Equity

Shares outstanding were 28.9 million, 29.0 million and 29.3 million on March 31, 2018, December 31, 2017 and March 31, 2017, respectively.

Dividends

	Record	Payment
	Date	Date	Amount

Three months ended March 31, 2018	March 13, 2018	March 27, 2018	$0.02
Three months ended March 31, 2017	March 14, 2017	March 28, 2017	$0.02

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

As of December 31, 2017 and March 31, 2017, there were 19,400 RSA shares and 420,240 RSA shares outstanding, respectively, that were previously issued at an average weighted grant price of $65.67 and $65.59, respectively. These RSA grants occurred prior to the spin-off of Associated Capital (“AC”).  There were no RSAs outstanding as of March 31, 2018.  On November 30, 2015, pursuant to the spin-off, all RSA grant holders received shares of AC’s Class A common stock as a result of their ownership of their GAMCO unvested RSAs (one share of AC for each share of GBL). All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee. This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings (deficit) on the declaration date.

On January 5, 2018, the Compensation Committee of GBL accelerated the vesting relating to the remaining 19,400 RSAs outstanding.  As a result, GBL recorded an incremental $0.2 million of stock-based compensation expense during the first quarter of 2018.

ASU 2016-09, which was issued in March 2016 and became effective for interim and annual reporting periods beginning after December 15, 2016, simplifies several aspects of accounting for employee share-based payment transactions.  Upon adoption of ASU 2016-09 on January 1, 2017, the Company elected not to change its accounting policy on forfeitures and continue to estimate forfeitures rather than accounting for forfeitures as they occur, an alternative allowed under ASU 2016-09.  The Company’s accounting treatment for excess tax benefits or tax deficiencies also changed with the adoption of ASU 2016-09 on January 1, 2017. Excess tax benefits or tax deficiencies are now required to be recorded within the income tax expense line in the consolidated statement of income rather than to additional paid-in capital within the condensed consolidated statement of financial condition.  During the three months ended March 31, 2018, the Company reduced previously recorded tax benefits relating to RSA expense by $0.1 million on RSAs that vested.  There were no RSA vestings for the three months ended March 31, 2017.

For the three months ended March 31, 2018 and March 31, 2017, we recognized stock-based compensation expense of $0.2 million and $0.7 million, respectively. The three month amount for 2018 is entirely related to the GBL RSA accelerated vesting mentioned above.

As of March 31, 2018, there are no RSAs outstanding, and therefore there is no unrecognized stock compensation expense related to non-vested RSAs.

Stock Repurchase Program

In March 1999, GAMCO's Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  For the three months ended March 31, 2018, the Company repurchased 119,334 shares at an average price per share of $27.71.  From the inception of the program through March 31, 2018, 10,505,200 shares have been repurchased at an average price of $43.45 per share.  At March 31, 2018, the total shares available under the program to be repurchased in the future were 554,960.

Shelf Registration

On May 4, 2015, the Securities and Exchange Commission (“SEC”) declared effective the “shelf” registration statement filed by the Company. The “shelf” provides the Company with the flexibility of issuing any combination of senior and subordinated debt securities, convertible securities and common and preferred securities up to a total amount of $500 million and expired in early May 2018.  As of March 31, 2018, $500 million is available on the shelf.  The Company filed a new shelf registration statement with the SEC in April 2018.

I. Identifiable Intangible Assets

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets in the condensed consolidated statements of financial condition at March 31, 2018, December 31, 2017 and March 31, 2017. The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2019. As a result of becoming the advisor to the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million within other assets in the condensed consolidated statement of financial condition at March 31, 2018, December 31, 2017 and March 31, 2017.  The advisory contracts for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. are both next up for renewal in August 2018. The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant. There were no indicators of impairment for the three months ended March 31, 2018 or March 31, 2017, and as such there was no impairment analysis performed or charge recorded.

J. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at March 31, 2018.

K. Related Party Transactions

On February 23, 2018, the Chief Executive Officer of the Company elected to waive all of his compensation that he would have otherwise been entitled to for the period of March 1, 2018 through December 31, 2018.  For the three months ended March 31, 2018, the waiver reduced compensation by $4.9 million and management fee by $1.7 million.  No projection can be reasonably provided as to the amount of compensation foregone by the waiver for April 1, 2018 through December 31, 2018 as the entirety of the CEO’s compensation is variably based.

L. Subsequent Events

On April 4, 2018, the Company prepaid $10 million of principal of the AC 4% PIK Note, against the principal amount due on November 30, 2020 reducing the principal outstanding to $30 million.

On April 4, 2018, the Compensation Committee of the Board of Directors authorized the granting of 270,500 RSAs.  The RSAs will vest 30% after the third anniversary date and 70% after the fifth anniversary date.

On April 23, 2018, the Securities and Exchange Commission declared the Company’s shelf registration statement on Form S-3 effective.  The shelf registration statement, which replaces the shelf registration statement from 2015, provides the Company with the ability to issue $500 million of debt or equity securities and expires in three years.

On May 8, 2018, the Board of Directors declared its regular quarterly dividend of $0.02 per share to all of its shareholders, payable on July 2, 2018 to shareholders of record on June 18, 2018.

On May 8, 2018, the Board of Directors authorized an additional $0.20 per share charitable contribution under our existing Shareholder Designated Charitable Contribution program.  Registered holders of record as of June 30, 2018 will be eligible to participate.  Since the inception of the program, GAMCO has donated $17 million to over 150 different charities on behalf of its shareholders.

From April 1, 2018 to May 9, 2018, the Company repurchased 68,010 shares at $25.39 per share.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Overview

GAMCO, through the Gabelli brand, well known for its Private Market Value (PMV) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to open-end funds, closed-end funds, Exchange Traded Managed Funds (“ETMFs”), and institutional and private wealth management investors principally in the United States.  Through G.distributors, LLC (“G.distributors”), we provide open-end fund and ETMF distribution.  We generally manage assets on a fully discretionary basis and invest in a variety of U.S. and international securities through various investment styles including value, growth, non-market correlated, and convertible securities.  Our revenues are based primarily on the Company’s levels of assets under management and fees associated with our various investment products.

Our revenues are highly correlated to the level of assets under management and fees associated with our various investment products, rather than our own corporate assets.  Assets under management, which are influenced by the level and changes of the overall equity markets, can also fluctuate through acquisitions, the creation of new products, the addition of new accounts, or the loss of existing accounts.  Since various equity products have different fees, changes in our business mix may also affect revenues.  At times, the performance of our equity products may differ markedly from popular market indices, and this can also impact our revenues.  General stock market trends will have an impact on our level of assets under management and hence, on revenues.

We conduct our investment advisory business principally through the following subsidiaries: GAMCO Asset Management Inc. (Institutional and Private Wealth Management) and Gabelli Funds, LLC (Funds).  The distribution of our open-end funds and ETMFs is conducted through G.distributors, our broker-dealer subsidiary.

Assets under management (“AUM”) were $40.9 billion as of March 31, 2018, a slippage of $0.8 billion, or 2.0% from the March 31, 2017 AUM of $41.7 billion and a decrease of $2.2 billion, or 5.1%, from December 31, 2017 of $43.1 billion.  The first quarter 2018 activity consisted of net cash outflows of $1.1 billion, $951 million of market depreciation and recurring distributions, net of reinvestments, from open-end and closed-end funds of $121 million.  Average total AUM was $42.5 billion in the 2018 quarter versus $40.9 billion in the prior year period, an increase of 3.9%.

In addition to management fees, we earn incentive fees for certain institutional client assets, certain assets attributable to preferred issues of our closed-end funds, and two closed-end funds.  As of March 31, 2018, assets under management with incentive based fees were $2.7 billion, $0.2 billion less than the $2.9 billion on March 31, 2017.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 1st Quarter 2018
				Fund
		Market		distributions,
	December 31,	appreciation/	Net cash	net of	March 31,
	2017	(depreciation)	flows	reinvestments	2018
Equities:
Open-end Funds	$13,747	$(308)	$(466)	$(9)	$12,964
Closed-end Funds	8,053	(184)	11	(112)	7,768
Institutional & PWM - direct	13,420	(304)	(724)	-	12,392
Institutional & PWM - sub-advisory	5,432	(158)	(23)	-	5,251
SICAV	510	(4)	21	-	527
Total Equities	41,162	(958)	(1,181)	(121)	38,902
Fixed Income:
100% U.S. Treasury Fund	1,870	7	45	-	1,922
Institutional & PWM	31	-	(1)	-	30
Total Fixed Income	1,901	7	44	-	1,952
Total Assets Under Management	$43,063	$(951)	$(1,137)	$(121)	$40,854

Table II: Assets Under Management by Quarter
				% Change From
	March 31,	December 31,	March 31,	December 31,	March 31,
	2018	2017	2017	2017	2017
Equities:
Open-end Funds	$12,964	$13,747	$13,708	(5.7%)	(5.4%)
Closed-end Funds	7,768	8,053	7,315	(3.5)	6.2
Institutional & PWM - direct	12,392	13,420	13,492	(7.7)	(8.2)
Institutional & PWM - sub-advisory	5,251	5,432	5,019	(3.3)	4.6
SICAV (a)	527	510	375	3.3	40.5
Total Equities	38,902	41,162	39,909	(5.5)	(2.5)
Fixed Income:
100% U.S. Treasury Fund	1,922	1,870	1,752	2.8	9.7
Institutional & PWM	30	31	34	(3.2)	(11.8)
Total Fixed Income	1,952	1,901	1,786	2.7	9.3
Total Assets Under Management	$40,854	$43,063	$41,695	(5.1)	(2.0)
Institutional & PWM - direct includes $212 million, $261 million and $292 million of Money Market Fund AUM at March 31, 2018, December 31, 2017 and March 31, 2017, respectively.
(a) Adjusted to include Merger Arbitrage assets of $326 million at March 31, 2017.

DEFERRED COMPENSATION

As previously disclosed, the Company has deferred the cash compensation of the Chief Executive Officer relating to all of 2016 (“2016 DCCA”), the first half of 2017 (“First Half 2017 DCCA”), and the fourth quarter of 2017 (“Fourth Quarter 2017 DCCA”) to provide the Company with flexibility to pay down debt.  We have made substantial progress toward this objective, having reduced our debt since the November 2015 spin-off of AC, resulting in Standard & Poor’s recent revision of its outlook to stable from negative and reaffirmation of our debt rating of BBB-.

Notwithstanding its ability to settle these agreements in stock, GAMCO currently intends to make cash payments to Mr. Gabelli on the respective vesting dates.  While the agreements did not change Mr. Gabelli’s compensation, GAAP reporting for his compensation did change due to the ratable vesting.

The DCCAs defer the Chief Executive Officer’s compensation expense by amortizing it over each DCCA’s respective vesting period.  The Chief Executive Officer is not entitled to receive the compensation until the end of the vesting period, so generally accepted accounting principles (“GAAP”) specify this treatment of the expense.  The 2016 DCCA is expensed ratably over 4 years, the First Half 2017 DCCA is expensed ratably over 18 months, and the Fourth Quarter DCCA will be expensed ratably over 18 months.

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

Accordingly, this vesting schedule resulted in a $5.2 million increase in compensation expense in the first quarter 2018 versus the comparable 2017 period’s amounts as well as a $3.9 million increase in management fee expense in the first quarter 2018 as compared to the 2017 period’s amounts.

The following tables show the non-cash amortization and EPS impact of the DCCAs by quarter.  The amortization amount of future periods assumes that the stock price of GBL is unchanged from March 31, 2018.

Non-cash amortization by quarter:					EPS impact by quarter:
	2017	2018	2019	2020		2017	2018	2019	2020
	(amounts in thousands)
Q1	$(8,126)	$979	$5,788	$-	Q1	$0.16	$(0.03)	$(0.14)	$-
Q2	(7,389)	10,936	3,592	-	Q2	0.15	(0.28)	(0.08)	-
Q3	9,805	5,788	3,592	-	Q3	(0.20)	(0.15)	(0.08)	-
Q4	(1,857)	5,788	3,592	-	Q4	0.04	(0.15)	(0.08)	-
Year	$(7,567)	$23,491	$16,564	$-	Year	$0.15	$(0.61)	$(0.38)	$-

The GAAP based balance sheets are also impacted; the compensation payable at March 31, 2018 only includes the vested portion of the compensation subject to the DCCAs.  At March 31, 2018, the amount of unrecognized compensation was $39.1 million.

The following tables show a reconciliation of our results for the first quarters of 2018 and 2017, and our balance sheet at March 31, 2018 between the GAAP basis and a non-GAAP adjusted basis as if all of the 2016 DCCA, the First Half 2017 DCCA, and the Fourth Quarter 2017 DCCA expense were recognized in 2016, 2017 and 2018, respectively, without regard to the vesting schedule.  We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.  These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing results with prior period results, and to enable more appropriate comparisons with industry peers.  However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies.  The following schedules reconcile U.S. GAAP financial measures to non-GAAP measures for the three months ended March 31, 2018 and 2017 as well as at March 31, 2018.

	Three Months Ended March 31, 2018
		Impact of	Impact of
	Reported	Fourth Quarter	First Half	Impact of
	GAAP	2017 DCCA	2017 DCCA	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$77,348	$-	$-	$-	$77,348
Distribution fees and other income	10,149	-	-	-	10,149
Total revenues	87,497	-	-	-	87,497
Expenses
Compensation	25,950	(1,391)	213	3,016	27,788
Management fee	4,634	(419)	(1,368)	(1,030)	1,817
Distribution costs	10,204	-	-	-	10,204
Other operating expenses	5,453	-	-	-	5,453
Total expenses	46,241	(1,810)	(1,155)	1,986	45,262

Operating income	41,256	1,810	1,155	(1,986)	42,235
Other income (expense)
Net gain (loss) from investments	(5,347)	-	-	-	(5,347)
Interest and dividend income	492	-	-	-	492
Interest expense	(1,200)	-	-	-	(1,200)
Total other expense, net	(6,055)	-	-	-	(6,055)
Income before income taxes	35,201	1,810	1,155	(1,986)	36,180
Income tax provision	7,940	453	289	(497)	8,185
Net income attributable to GAMCO Investors, Inc.'s shareholders	$27,261	$1,357	$866	$(1,489)	$27,995

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.94	$0.05	$0.03	$(0.05)	$0.97
Diluted	$0.94	$0.05	$0.03	$(0.05)	$0.97

	Three Months Ended March 31, 2017
		Impact of
	Reported	First Half	Impact of
	GAAP	2017 DCCA	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$74,989	$-	$-	$74,989
Distribution fees and other income	10,928	-	-	10,928
Total revenues	85,917	-	-	85,917
Expenses
Compensation	25,278	9,540	(2,499)	32,319
Management fee	2,164	1,865	(780)	3,249
Distribution costs	10,913	-	-	10,913
Other operating expenses	5,119	-	-	5,119
Total expenses	43,474	11,405	(3,279)	51,600

Operating income	42,443	(11,405)	3,279	34,317
Other income (expense)
Net gain from investments	40	-	-	40
Interest and dividend income	469	-	-	469
Interest expense	(2,832)	-	-	(2,832)
Total other expense, net	(2,323)	-	-	(2,323)
Income before income taxes	40,120	(11,405)	3,279	31,994
Income tax provision	15,300	(4,349)	1,250	12,201
Net income attributable to GAMCO Investors, Inc.'s shareholders	$24,820	$(7,056)	$2,029	$19,793

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.86	$(0.24)	$0.07	$0.68
Diluted	$0.82	$(0.23)	$0.07	$0.66

	March 31, 2018
		Impact of	Impact of
	Reported	Fourth Quarter	First Half	Impact of
	GAAP	2017 DCCA	2017 DCCA	2016 DCCA	Non-GAAP
ASSETS
Cash and cash equivalents	$27,383	$-	$-	$-	$27,383
Investments in securities	31,407	-	-	-	31,407
Receivable from brokers	1,876	-	-	-	1,876
Investment advisory fees receivable	27,150	-	-	-	27,150
Receivable from affiliates	4,794	-	-	-	4,794
Income tax receivable	12,878	2,196	1,287	6,286	22,647
Other assets	11,505	-	-	-	11,505
Total assets	$116,993	$2,196	$1,287	$6,286	$126,762

LIABILITIES AND EQUITY
Payable to brokers	164	-	-	-	164
Income taxes payable and deferred tax liabilities	7,491	-	-	-	7,491
Capital lease obligation	4,908	-	-	-	4,908
Compensation payable	84,333	8,784	5,148	25,145	123,410
Payable to affiliates	864	-	-	-	864
Accrued expenses and other liabilities	27,706	-	-	-	27,706
Sub-total	125,466	8,784	5,148	25,145	164,543

AC 4% PIK Note (due November 30, 2020)	40,000	-	-	-	40,000
5.875% Senior notes (due June 1, 2021)	24,150	-	-	-	24,150
Total liabilities	189,616	8,784	5,148	25,145	228,693

Equity
GAMCO Investors, Inc. stockholders' equity
Class A Common Stock	14	-	-	-	14
Class B Common Stock	19	-	-	-	19
Additional paid-in capital	12,759	-	-	-	12,759
Retained earnings (deficit)	194,732	(6,588)	(3,861)	(18,859)	165,424
Accumulated other comprehensive income	(145)	-	-	-	(145)
Treasury stock, at cost	(280,002)	-	-	-	(280,002)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	(72,623)	(6,588)	(3,861)	(18,859)	(101,931)
Total liabilities and equity	$116,993	$2,196	$1,287	$6,286	$126,762

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared To Three Months Ended March 31, 2017

(Unaudited; in thousands, except per share data)
	2018	2017
Revenues
Investment advisory and incentive fees	$77,348	$74,989
Distribution fees and other income	10,149	10,928
Total revenues	87,497	85,917
Expenses
Compensation	25,950	25,278
Management fee	4,634	2,164
Distribution costs	10,204	10,913
Other operating expenses	5,453	5,119
Total expenses	46,241	43,474
Operating income	41,256	42,443
Other income (expense)
Net gain (loss) from investments	(5,347)	40
Interest and dividend income	492	469
Interest expense	(1,200)	(2,832)
Total other expense, net	(6,055)	(2,323)
Income before income taxes	35,201	40,120
Income tax provision	7,940	15,300
Net income attributable to GAMCO Investors, Inc.'s shareholders	$27,261	$24,820

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.94	$0.86

Diluted	$0.94	$0.82

Overview

Net income for the quarter was $27.3 million, or $0.94 per fully diluted share, versus $24.8 million, or $0.82 per fully diluted share, in the prior year’s quarter.  The quarter to quarter comparison was impacted by higher revenues partially offset by higher variable compensation and higher other expense, net.

Revenues

Investment advisory and incentive fees for the first quarter 2018 were $77.3 million, 3.1% higher than the 2017 comparative figure of $75.0 million.  Open-end fund revenues increased by 1.2% to $32.9 million from $32.5 million in the first quarter of 2017.  Our closed-end fund revenues increased 11.0% to $17.1 million in the first quarter 2018 from $15.4 million in 2017.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, declined $0.2 million to $26.0 million from $26.2 million in the first quarter of 2017.  There were no incentive fees earned during the first quarters of 2018 or 2017.  We recognize incentive fees only when the earning period for them is complete.  Revenues relating to the SICAV were $1.3 million in the first quarter of 2018 versus $0.9 million in the first quarter of 2017.

Open-end fund distribution fees and other income were $10.1 million for the first quarter 2018, a decrease of $0.8 million or 7.3% from $10.9 million in the prior year period, primarily due to lower average AUM in open-end equity funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $26.0 million or 2.8% higher than prior year compensation costs of $25.3 million.  The amortization of the DCCAs resulted in a $5.2 million increase year over year, mostly offset by the CEO waiver which reduced first quarter of 2018 compensation expense by $4.9 million.

The remainder of the quarter over quarter increase was comprised of a $0.1 million increase in variable compensation related to the increased levels of AUM, a $0.8 million increase in fixed compensation, and a $0.5 million decrease in stock compensation expense.

Management fee expense, which is wholly variable and based on pretax income, increased to $4.6 million in the first quarter of 2018 from $2.2 million in the 2017 period.  Once again, this increase is primarily due to the accounting for the vesting of the DCCAs.  The DCCAs affected management fee expense, which is part of the CEO’s DCCAs, in a similar fashion to the compensation expense with the vesting schedule resulting in a $3.9 million increase in management fee expense in the first quarter 2018 as compared with the first quarter 2017.  The CEO waiver reduced management fee expense by $1.7 million in the first quarter of 2018, while the remaining $0.2 increase in the year-over-year comparison is due to the increase in pre-tax income on which the management fee is based.

Distribution costs were $10.2 million, a decrease of $0.7 million or 6.4% from $10.9 million in the prior year’s period.

Other operating expenses were $5.5 million in the first quarter of 2018, an increase of $0.4 million, or 7.8%, from $5.1 million in the first quarter of 2017.

Operating income for the first quarter of 2018 was $41.3 million, a decrease of $1.1 million, or 2.6%, from the $42.4 million in the first quarter of 2017.  Operating income, as a percentage of revenues, was 47.2% in the 2018 quarter as compared to 49.4% in the 2017 quarter.

Other expense

Total other expense, net was an expense of $6.1 million for the first quarter 2018 versus an expense of $2.3 million in the prior year’s quarter.  Net losses from investments were $5.3 million in the first quarter of 2018 versus gains of $40,000 in the first quarter of 2017.  The losses in the first quarter of 2018 include $5.4 million for securities which were carried as AFS securities (with gains and losses through other comprehensive income) prior to the adoption of ASU 2016-01 on January 1, 2018.  Interest and dividend income was $0.5 million in both the first quarter 2018 and 2017.  Interest expense was $1.2 million in the first quarter of 2018 versus $2.8 million in the first quarter of 2017.

The effective tax rates (“ETR”) for the three months ended March 31, 2018 and March 31, 2017 were 22.6% and 38.1%, respectively.  The decline in the ETR is almost exclusively due to the lower Federal tax rate under the Tax Cuts and Jobs Act which lowered our Federal tax rate from 35% to 21%, effective January 1, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments and securities held for investment purposes.  Cash and cash equivalents are comprised primarily of 100% U.S. Treasury money market funds managed by GAMCO.

Summary cash flow data is as follows:

	Three months ended
	March 31,
	2018	2017
Cash flows provided by/(used in) continuing operations :	(in thousands)
Operating activities	$53,020	$62,778
Financing activities	(43,360)	(14,358)
Increase in cash and cash equivalents from continuing operations	9,660	48,420
Effect of exchange rates on cash and cash equivalents	(98)	(2)
Net increase	9,562	48,418
Cash and cash equivalents at beginning of period	17,821	39,812
Cash and cash equivalents at end of period	$27,383	$88,230

Cash and liquidity requirements have historically been met through cash generated by operating income and our borrowing capacity.  We filed a registration statement with the SEC that was declared effective in April 2018, replacing the shelf that was set to expire in May 2018.  The shelf provides us opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $500 million.  The shelf is available through April 2021, at which time it may be renewed.

On February 23, 2018, the Company announced that its CEO elected to waive all of his compensation that he would otherwise have been entitled to for the period from March 1, 2018 through December 31, 2018.  As a result of this waiver, there was $6.6 million of compensation waived by the CEO for the first quarter of 2018.

At March 31, 2018, we had total unrestricted cash and cash equivalents of $27.4 million, an increase of $9.6 million from December 31, 2017 primarily due to the Company’s operating activities described below.  Total debt outstanding at March 31, 2018 was $64.2 million, consisting of $40 million of a 4% PIK Note due November 30, 2020, and $24.2 million of 5.875% senior notes due 2021.  It is anticipated that the majority of our free cash flow will go towards servicing our debt and deferred compensation payable in the near future.

For the three months ended March 31, 2018, cash provided by operating activities was $53.0 million, a decrease of $9.8 million from cash provided in the prior year period of $62.8 million.  Cash was provided through a decrease in investments in securities of $5.4 million, a decrease in deferred income taxes of $2.3 million, a decrease in income tax receivable and deferred tax assets of $6.2 million, an increase in net income of $2.4 million, an increase in compensation payable of $1.5 million, and $1.0 million from other sources.  Reducing cash was a decrease in income taxes payable and deferred tax liabilities of $15.5 million, a decrease in payable to brokers of $10.2 million, an increase in investment advisory fees receivable of $2.4 million, and a decrease of $0.5 million in stock based compensation expense.  Cash used in financing activities in the first three months of 2018 was $43.4 million, including $3.3 million paid for the purchase of treasury stock, and $0.6 million paid in dividends, $15.0 million for the repayment of the 1.6% AC Note, $10.0 million for the partial repurchase of the 4% PIK Note, $5 million for margin loan borrowings and $19.5 million for margin loan payments.  There was no cash provided by or used in investing activities for the first three months of 2018.

For the three months ended March 31, 2017, cash provided by operating activities was $62.8 million.  Cash used in financing activities in the first three months of 2017 was $14.4 million.  There was no cash provided by or used in investing activities for the first three months of 2017.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

We have one broker-dealer, G.distributors, which is subject to certain net capital requirements.  G.distributors computes it net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for the broker-dealer at March 31, 2018.  At March 31, 2018, G.distributors had net capital, as defined, of approximately $2.6 million, exceeding the regulatory requirement by approximately $2.4 million.  Net capital requirements for our affiliated broker-dealer may increase in accordance with rules and regulations to the extent they engage in other business activities.

Market Risk

Our primary market risk exposure is to changes in equity prices and interest rates.  Since approximately 95% of our AUM are equities, our financial results are subject to equity market risk as revenues from our investment management services are sensitive to stock market dynamics.  In addition, returns from our proprietary investment portfolio are exposed to interest rate and equity market risk.

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

With respect to our proprietary investment activities, investments in securities of $31.4 million, $36.8 million and $33.2 million at March 31, 2018, December 31, 2017 and March 31, 2017, respectively, included investments in common stocks of $31.3 million, $36.7 million and $33.1 million, respectively, and investments in closed-end funds of $0.1 million, $0.1 million and $0.1 million, respectively.  Of the $31.3 million, $36.7 million and $33.1 million, invested in common stocks at March 31, 2018, December 31, 2017 and March 31, 2017, respectively, $31.3 million, $36.6 million and $33.1 million, respectively, was related to our investment in Westwood Holdings Group Inc.  Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At March 31, 2018, December 31, 2017 and March 31, 2017, there were no securities sold, not yet purchased.

The following table provides a sensitivity analysis for our investments in equity securities as of March 31, 2018 and December 31, 2017.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At March 31, 2018
Equity price sensitive investments, at fair value	$31,407	$28,266	$34,548
At December 31, 2017
Equity price sensitive investments, at fair value	$36,790	$33,111	$40,470

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on March 31, 2018, cash and cash equivalent balance of $27.4 million, a 1% increase in interest rates would increase our interest income by $0.3 million annually while a 1% decrease would reduce our interest income by $0.3 million annually

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.  See Note A and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in GAMCO’s 2017 Annual Report on Form 10-K filed with the SEC on March 8, 2018 for details on Critical Accounting Policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, GAMCO is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At March 31, 2018, we had equity investments of $31.4 million.  We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  The equity securities investment portfolio is at fair value and will move in line with the equity markets.  The equity securities investment portfolio changes are recorded as net gain (loss) from investments in the condensed consolidated statements of income.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Co-Chief Accounting Officers (“CAOs”), to allow timely decisions regarding required disclosure.  Our CEO and CAOs participated in this evaluation and concluded that, as of the date of March 31, 2018, our disclosure controls and procedures were effective.

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

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended March 31, 2018:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
1/01/18 - 1/31/18	51,111	$29.74	51,111	623,183
2/01/18 - 2/28/18	-	-	-	623,183
3/01/18 - 3/31/18	68,223	26.19	68,223	554,960
Totals	119,334	$27.71	119,334

Item 6. (a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of co-PFO pursuant to Rule 13a-14(a).

31.3	Certification of co-PFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of co-PFOs pursuant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Principal Financial Officer	Title: Co-Principal Financial Officer

Date: May 9, 2018	Date: May 9, 2018