Form 10-Q
period 2018-06-30
GAMCO INVESTORS, INC. ET AL
filed 2018-08-07
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class		Outstanding at July 31, 2018
Class A Common Stock, .001 par value	(Including 267,300 restricted stock awards)	9,937,977
Class B Common Stock, .001 par value		19,024,404

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended June 30, 2018 and 2017
- Six months ended June 30, 2018 and 2017

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended June 30, 2018 and 2017
- Six months ended June 30, 2018 and 2017

Condensed Consolidated Statements of Financial Condition:
- June 30, 2018
- December 31, 2017
- June 30, 2017

Condensed Consolidated Statements of Equity:
- Six months ended June 30, 2018 and 2017

Condensed Consolidated Statements of Cash Flows:
- Six months ended June 30, 2018 and 2017

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Included in Item 2)

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Investment advisory and incentive fees	$77,334	$76,625	$154,682	$151,614
Distribution fees and other income	9,859	10,975	20,008	21,903
Total revenues	87,193	87,600	174,690	173,517
Expenses
Compensation	28,952	29,437	54,902	54,715
Management fee	1,482	2,356	6,116	4,520
Distribution costs	9,852	10,795	20,056	21,708
Other operating expenses	5,534	5,352	10,987	10,471
Total expenses	45,820	47,940	92,061	91,414

Operating income	41,373	39,660	82,629	82,103
Other income (expense)
Net gain (loss) from investments	1,409	(14)	(3,938)	26
Interest and dividend income	526	551	1,018	1,020
Interest expense	(922)	(2,749)	(2,122)	(5,581)
Total other income/(expense), net	1,013	(2,212)	(5,042)	(4,535)
Income before income taxes	42,386	37,448	77,587	77,568
Income tax provision	10,804	14,554	18,744	29,854
Net income attributable to GAMCO Investors, Inc.'s shareholders	$31,582	$22,894	$58,843	$47,714

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.10	$0.79	$2.04	$1.65

Diluted	$1.10	$0.76	$2.04	$1.58

Weighted average shares outstanding:
Basic	28,777	28,896	28,846	28,933

Diluted	28,819	31,100	28,867	31,130

Dividends declared:	$0.02	$0.02	$0.04	$0.04

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$31,582	$22,894	$58,843	$47,714
Other comprehensive gain/(loss), net of tax:
Foreign currency translation	(60)	37	29	47
Net unrealized gain/(loss) on securities available for sale (a)	-	1,259	-	(1,302)
Other comprehensive gain/(loss)	(60)	1,296	29	(1,255)

Comprehensive income attributable to GAMCO Investors, Inc.	$31,522	$24,190	$58,872	$46,459

(a) Net of income tax expense/(benefit) of $0, $739, $0 and ($765), respectively.
Effective January 1, 2018, upon the adoption of ASU 2016-01, the Company no longer recognizes unrealized gains or losses on equity securities through other comprehensive gain/(loss).  See Note C.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	June 30,	December 31,	June 30,
	2018	2017	2017
ASSETS
Cash and cash equivalents	$41,488	$17,821	$90,405
Investments in securities	33,955	36,790	35,225
Receivable from brokers	2,993	1,578	843
Investment advisory fees receivable	28,536	38,712	27,495
Receivable from affiliates	4,470	5,635	4,893
Deferred tax asset and income tax receivable	17,177	15,615	19,361
Other assets	11,542	12,135	12,709
Total assets	$140,161	$128,286	$190,931

LIABILITIES AND EQUITY
Payable to brokers	$6,329	$14,926	$4,670
Income taxes payable and deferred tax liabilities	3,242	3,128	3,486
Capital lease obligation	4,872	4,943	5,008
Compensation payable	97,626	82,907	53,642
Payable to affiliates	978	855	2,387
Accrued expenses and other liabilities	27,827	28,656	28,791
Sub-total	140,874	135,415	97,984

4.5% Convertible note (net of issuance costs of $0, $0 and $147, respectively)
(due August 15, 2021) (Note G)	-	-	109,853
AC 4% PIK Note (due November 30, 2020) (Note G)	20,000	50,000	80,000
AC 1.6% Note Payable (due February 28, 2018) (Note G)	-	15,000	-
5.875% Senior notes (net of issuance costs of $69, $81 and $93, respectively)
(due June 1, 2021) (Note G)	24,156	24,144	24,132
Total liabilities	185,030	224,559	311,969

Commitments and contingencies (Note J)	-	-	-

Equity
GAMCO Investors, Inc. stockholders' equity
Preferred stock, $.001 par value;10,000,000 shares authorized;
none issued and outstanding	-	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
15,809,989, 15,541,489 and 15,475,025 issued, respectively;9,961,459,
9,949,482 and 10,208,724 outstanding, respectively	14	14	14
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 19,024,404, 19,024,404 and 19,092,168 shares
outstanding, respectively	19	19	19
Additional paid-in capital	13,113	12,572	8,981
Retained earnings	225,735	155,939	127,058
Accumulated other comprehensive income	(205)	11,876	10,016
Treasury stock, at cost (5,848,530, 5,592,007 and 5,266,301 shares, respectively)	(283,545)	(276,693)	(267,126)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	(44,869)	(96,273)	(121,038)

Total liabilities and equity	$140,161	$128,286	$190,931

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Six Months Ended June 30, 2018

	GAMCO Investors, Inc. stockholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2017	$33	$12,572	$155,939	$11,876	$(276,693)	$(96,273)
Net income	-	-	58,843	-	-	58,843
Reclassification pursuant to
adoption of ASU 2016-01, net
of tax	-	-	12,110	(12,110)	-	-
Foreign currency translation	-	-	-	29	-	29
Dividends declared ($0.04 per
share)	-	-	(1,157)	-	-	(1,157)
Stock based compensation
expense	-	541	-	-	-	541
Purchase of treasury stock	-	-	-	-	(6,852)	(6,852)
Balance at June 30, 2018	$33	$13,113	$225,735	$(205)	$(283,545)	$(44,869)

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Six Months Ended June 30, 2017

	GAMCO Investors, Inc. stockholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2016	$33	$3,903	$80,515	$11,271	$(262,369)	$(166,647)
Net income	-	-	47,714	-	-	47,714
Net unrealized losses on
securities available for sale,
net of income tax benefit ($752)	-	-	-	(1,281)	-	(1,281)
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax expense ($13)	-	-	-	(21)	-	(21)
Foreign currency translation	-	-	-	47	-	47
Dividends declared ($0.04 per
share)	-	-	(1,171)	-	-	(1,171)
Stock based compensation
expense	-	5,078	-	-	-	5,078
Purchase of treasury stock	-	-	-	-	(4,757)	(4,757)
Balance at June 30, 2017	$33	$8,981	$127,058	$10,016	$(267,126)	$(121,038)

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating activities
Net income	$58,843	$47,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	289	294
Stock based compensation expense	541	5,078
Deferred income taxes	(3,896)	(5,698)
Foreign currency translation loss	29	47
Cost basis of donated securities	85	16
(Increase) decrease in assets:
Investments in securities (trading securities for 2017)	2,750	27
Receivable from affiliates	1,257	1,069
Receivable from brokers	(1,416)	(390)
Investment advisory fees receivable	10,176	16,241
Income taxes receivable and deferred tax assets	(1,562)	(10,013)
Other assets	299	(357)
Increase (decrease) in liabilities:
Payable to affiliates	123	974
Payable to brokers	(117)	4,604
Income taxes payable and deferred tax liabilities	4,011	6,134
Compensation payable	14,720	11,254
Accrued expenses and other liabilities	(300)	(458)
Total adjustments	26,989	28,822
Net cash provided by operating activities	$85,832	$76,536

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Investing activities
Purchases of available for sale securities	$-	$(50)
Net cash used in investing activities	-	(50)

Financing activities
Dividends paid	(1,756)	(1,156)
Purchase of treasury stock	(6,852)	(4,757)
Repayment of AC 4% PIK Note	(30,000)	(20,000)
Repayment of AC 1.6% Note	(15,000)	-
Margin loan borrowings	11,000	-
Margin loan payments	(19,479)	-
Amortization of debt issuance costs	12	30
Net cash used in financing activities	(62,075)	(25,883)
Effect of exchange rates on cash and cash equivalents	(90)	(10)
Net increase in cash and cash equivalents	23,667	50,593
Cash and cash equivalents at beginning of period	17,821	39,812
Cash and cash equivalents at end of period	$41,488	$90,405
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,386	$3,824
Cash paid for taxes	$19,447	$38,905

Non-cash activity:
-	For the six months ended June 30, 2018 and June 30, 2017, the Company accrued dividends on restricted stock awards of $5 and $15, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

Significant Judgments that affect the amounts and timing of revenue recognition:

The Company’s analysis of the timing of revenue recognition for each revenue stream is based upon an analysis of current contract terms.  Performance obligations could, however, change from time to time if and when existing contracts are modified or new contracts are entered into.  These changes could potentially affect the timing of satisfaction of performance obligations, the determination of the transaction price, and the allocation of the price to performance obligations.  In the case of the revenue streams discussed below, the performance obligation is satisfied either at a point in time or over time.  In the case of performance correlated and conditional revenues, recognition of revenues effectively occur at the end of the measurement period as defined within the contract, as such amounts are subject to reduction to zero on the date where the measurement period ends even if the performance benchmarks were exceeded during the intervening period.  Thus, for performance correlated and conditional revenues, the performance obligation is satisfied at a single point in time.  The judgments outlined below, where the determination as to these factors is discussed in detail, are continually reviewed and monitored by the Company when new contracts or contract modifications occur.  Transaction price is in all instances formulaic and not subject to significant (or any) judgment at the current time.  The allowance for doubtful accounts is subject to judgment.  There were no impairment losses (allowance for doubtful accounts) on any receivables from any revenue stream at the end of the current period.

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

Performance Correlated and Conditional Revenues

Investment advisory fees earned on a portion of the closed-end funds' preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period which coincides with the calendar year.  The fee would also be earned and the contract period ended at any interim point in time that the preferred shares are redeemed.  These fees are received in cash after the end of the measurement period within 30 days.

Certain closed-end funds have performance fees that are earned at the end of the fund’s fiscal year to the extent the total return of each fund exceeds a benchmark return.  The fee would also be earned and the contract period ended at any interim point in time that the fund was to repurchase shares.  These fees are received in cash after the end of the measurement period within 30 days.

We also receive incentive fees from certain institutional clients which are based upon exceeding a specific benchmark index.  These fees are recognized at the end of the stipulated contract period, which is generally annually, for the respective account.  The fee would also be earned and the contract period ended at any interim point in time that the client terminated its relationship with us.  These fees are received in cash after the end of the measurement period typically within 60 days.

One fund within the SICAV structure charges a performance fee.  That fee is recognized at the end of the measurement period which coincides with the calendar year or upon redemption.  That fee is received in cash after the end of the measurement period within 30 days.

We also receive conditional fees from certain institutional clients which are based upon exceeding a defined return for these accounts.  These fees are recognized at the end of the stipulated contract period, which is generally annually, for the respective account.  The fee would also be earned and the contract period ended at any interim point in time that the client terminated its relationship with us.  These fees are received in cash after the end of the measurement period typically within 60 days.

In all cases of the performance correlated and conditional revenue, because of the variable nature of the consideration, revenue recognition is delayed until it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved (for example, the measurement period has concluded and the hurdle has been exceeded).  There is a risk of non-payment, and therefore an impairment loss on these receivables is possible at each reporting date.  There were no such impairment losses for the current period.

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

Revenue Disaggregated

The following table presents our revenue disaggregated by account type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Advisory Fees:
Open-end Funds	$31,024	$32,458	$62,845	$64,652
Closed-end Funds	16,907	15,765	34,052	31,162
Sub-advisory accounts	1,137	977	2,241	1,297
Institutional & Private Wealth Management	25,150	26,387	51,115	52,554
SICAVs	1,462	1,024	2,752	1,935
Performance-based	4	14	27	14
Conditional	1,650	-	1,650	-
Distribution and other income	9,859	10,975	20,008	21,903
Total revenues	$87,193	$87,600	$174,690	$173,517

C.  Investment in Securities

Effective with the Company’s adoption of ASU 2016-01 on January 1, 2018, the Company carries all investments in equity securities at fair value through net income (“FVTNI”) which approximates market value.  The Company has no securities that qualify for the equity method or for consolidation of the investee for which the Company has elected the practicality exception to fair value measurement.

Investments in securities at June 30, 2018, December 31, 2017 and June 30, 2017 consisted of the following:

	June 30, 2018		December 31, 2017		June 30, 2017
		Estimated		Estimated		Estimated
	Cost	Market Value	Cost	Market Value	Cost	Market Value
	(In thousands)
Securities carried at FVTNI (trading securities for comparative periods):
Common stocks	$17,661	$32,980	$26	$34	$20	$26
Mutual Funds	12	12	11	11	1	1
Closed-end funds	951	963	-	-	-	-
Total securities carried at FVTNI	18,624	33,955	37	45	21	27

Available for sale securities:
Common stocks	-	-	17,441	36,637	18,773	35,088
Closed-end funds	-	-	99	108	99	110
Total available for sale securities	-	-	17,540	36,745	18,872	35,198

Total investments in securities	$18,624	$33,955	$17,577	$36,790	$18,893	$35,225

There were no securities sold, not yet purchased at June 30, 2018, December 31, 2017 and June 30, 2017.

Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at the time of purchase are classified as cash equivalents.  The portion of investments in securities held for resale in anticipation of short-term market movements were classified as trading securities for the periods ended December 31, 2017 and June 30, 2017.  Securities carried at FVTNI for the June 30, 2018 period-end and trading securities in the periods ending December 31, 2017 and June 30, 2017 are stated at fair value, with any unrealized gains or losses reported in current period earnings.  Available for sale (“AFS”) investments for the periods ended December 31, 2017 and June 30, 2017 are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of equity except for losses deemed to be other than temporary (“OTT”) which were recorded as realized losses in the condensed consolidated statements of income.

Effective January 1, 2018, the Company adopted ASU 2016-01, which eliminated available for sale accounting and resulted in the reclassification of $12.1 million, net of tax, out of accumulated comprehensive income and into retained earnings in the condensed consolidated statement of financial condition.  As a result, for the three and six months ended June 30, 2018, changes in the fair value of the Company’s entire investment portfolio are now recorded in the net gain (loss) from investments line in the condensed consolidated statements of income rather than through other comprehensive income.

The following table identifies all reclassifications out of accumulated other comprehensive income (“AOCI”) into income for the three and six months ended June 30, 2017 (in thousands).  (No disclosure is needed for the three and six months ended June 30, 2018 due to the adoption of ASU 2016-01.)

Amount	Affected Line Items	Reason for
Reclassified	in the Statements	Reclassification
from AOCI	Of Income	from AOCI
Three and six months ended
June 30, 2017
$-	Net gain from investments	Realized gain on sale of AFS securities
34	Other operating expenses/net gains from investments	Realized gain on donations of AFS securities
34	Income before income taxes
(13)	Income tax provision
$21	Net income

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of December 31, 2017 and June 30, 2017.  (No disclosures are required as of June 30, 2018 due to the adoption of ASU 2016-01.)

	December 31, 2017
		Gross	Gross	Estimated
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$17,441	$19,196	$-	$36,637
Closed-end funds	99	9	-	108
Total available for sale securities	$17,540	$19,205	$-	$36,745

	June 30, 2017
		Gross	Gross	Estimated
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$18,773	$16,315	$-	$35,088
Closed-end funds	99	11	-	110
Total available for sale securities	$18,872	$16,326	$-	$35,198

A net unrealized gain, net of taxes, for the three months ended June 30, 2017 of $1.3 million has been included in other comprehensive income, a component of equity, at June 30, 2017.  A net unrealized loss, net of taxes, for the six months ended June 30, 2017 of $1.3 million has been included in other comprehensive income, a component of equity, at June 30, 2017.  There were no sales of investments available for sale for the three and six months ended June 30, 2017. There were no realized losses on the sale of investments available for sale for the three and six months ended June 30, 2017.  The basis on which the cost of a security sold is determined using specific identification.  Accumulated other comprehensive income in the condensed consolidated statements of equity is primarily comprised of unrealized gains/losses, net of taxes, for AFS securities.

There were no investments classified as available for sale that were in an unrealized loss position at December 31, 2017 or June 30, 2017.

For the three and six months ended June 30, 2017, there were no losses on available for sale securities that were deemed to be other than temporary.

D. Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of June 30, 2018, December 31, 2017 and June 30, 2017 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2018 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	June 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2018
Cash equivalents	$41,200	$-	$-	$41,200
Investments in securities:
Common stocks	32,980	-	-	32,980
Mutual Funds	12	-	-	12
Closed-end Funds	963	-	-	963
Total investments in securities	33,955	-	-	33,955
Total assets at fair value	$75,155	$-	$-	$75,155

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2017 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2017
Cash equivalents	$17,475	$-	$-	$17,475
Investments in securities:
AFS - Common stocks	36,637	-	-	36,637
AFS - Closed-end Funds	108	-	-	108
Trading - Common stocks	34	-	-	34
Trading - Mutual funds	11	-	-	11
Total investments in securities	36,790	-	-	36,790
Total assets at fair value	$54,265	$-	$-	$54,265

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2017 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	June 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2017
Cash equivalents	$90,206	$-	$-	$90,206
Investments in securities:
AFS - Common stocks	35,088	-	-	35,088
AFS - Closed-end Funds	110	-	-	110
Trading - Common stocks	26	-	-	26
Trading - Mutual Funds	1	-	-	1
Total investments in securities	35,225	-	-	35,225
Total assets at fair value	$125,431	$-	$-	$125,431

During the quarters ended June 30, 2018 and 2017, there were no transfers between any Level 1 and Level 2 holdings, or between Level 1 and Level 3 holdings.

E. Income Taxes

The effective tax rate (“ETR”) for the three months ended June 30, 2018 and June 30, 2017 was 25.5% and 38.9%, respectively. The ETR for the six months ended June 30, 2018 and June 30, 2017 was 24.2% and 38.5%, respectively.

The decline in the ETR is almost exclusively due to the lower Federal tax rate under the Tax Cuts and Jobs Act which lowered our Federal tax rate from 35% to 21%, effective January 1, 2018.

F. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Basic:
Net income attributable to GAMCO Investors, Inc.'s
shareholders	$31,582	$22,894	$58,843	$47,714
Weighted average shares outstanding	28,777	28,896	28,846	28,933

Basic net income per share attributable to GAMCO
Investors, Inc.'s shareholders	$1.10	$0.79	$2.04	$1.65

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$31,582	$22,894	$58,843	$47,714
Add interest on convertible note, net of management fee and taxes	-	748	-	1,496
Total income attributable to GAMCO Investors, Inc.'s shareholders	$31,582	$23,642	$58,843	$49,210

Weighted average share outstanding	28,777	28,896	28,846	28,933
Restricted stock awards	42	204	21	197
Assumed conversion of convertible note	-	2,000	-	2,000
Total	28,819	31,100	28,867	31,130

Diluted net income per share attributable to GAMCO
Investors, Inc.'s shareholders	$1.10	$0.76	$2.04	$1.58

G. Debt

Debt consists of the following:

	June 30, 2018		December 31, 2017		June 30, 2017
	Carrying	Fair Value	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2	Value	Level 2
(In thousands)
4.5 % Convertible note	$-	-	$-	$-	$109,853	$112,176
AC 4% PIK Note	20,000	19,867	50,000	50,572	80,000	91,599
AC 1.6% Note	-	-	15,000	14,972	-	-
5.875% Senior notes	24,156	23,703	24,144	24,543	24,132	24,822
Total	$44,156	$43,570	$89,144	$90,087	$213,985	$228,597

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

GGCP, Inc. (“GGCP”), which owns approximately 63 % of the equity interest of the Company, initially deposited cash equal to the principal amount of the Note and six months interest (“Initial Deposit”) into an escrow account established pursuant to an escrow agreement by and among GGCP, the Company, the Convertible Note holder and the escrow agent (the “Escrow Agreement”).  In connection with the Initial Deposit made by GGCP, the Company had agreed that GGCP had a right to demand payment in an amount equal to any funds withdrawn from the escrow account by the Convertible Note holder.  On September 30, 2017, in connection with an amendment to the Escrow Agreement and in exchange for approximately 53% of the assets in the escrow account, the Company paid GGCP $60 million.  On November 21, 2017, the Company paid GGCP $53 million for the remaining 47% of the assets in the escrow account that it did not previously own.

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

During the three and six months ended June 30, 2018, the Company prepaid $20 million and $30 million, respectively, of principal of the AC 4% PIK Note against the principal amount due on November 30, 2020.  During the three and six months ended June 30, 2017, the Company prepaid $10 million and $20 million, respectively, of principal of the AC 4% PIK Note.

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

At June 30, 2018, December 31, 2017 and June 30, 2017, the debt was recorded at its face value, net of issuance costs, of $24.2 million, $24.1 million and $24.1 million, respectively.

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

H. Stockholders’ Equity

Shares outstanding were 29.0 million, 29.0 million and 29.3 million on June 30, 2018, December 31, 2017 and June 30, 2017, respectively.

Dividends

	Record	Payment
	Date	Date	Amount

Three months ended March 31, 2018	March 13, 2018	March 27, 2018	$0.02
Three months ended June 30, 2018	June 18, 2018	July 2, 2018	$0.02
Six months ended June 30, 2018			$0.04

Three months ended March 31, 2017	March 14, 2017	March 28, 2017	$0.02
Three months ended June 30, 2017	June 27, 2017	July 11, 2017	$0.02
Six months ended June 30, 2017			$0.04

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

As of December 31, 2017 and June 30, 2017, there were 19,400 RSA shares and 420,240 RSA shares outstanding, respectively, that were previously issued at an average weighted grant price of $65.67 and $65.59, respectively. These RSA grants occurred prior to the spin-off of Associated Capital (“AC”).  All of these RSAs vested prior to March 31, 2018.  On April 4, 2018, 270,500 RSAs were issued at an average weighted grant price of $24.77.  As of  June 30, 2018, there were 268,500 of these RSA shares outstanding.  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee. This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings (deficit) on the declaration date.

On January 5, 2018, the Compensation Committee of GBL accelerated the vesting relating to the remaining 19,400 RSAs outstanding.  As a result, GBL recorded an incremental $0.2 million of stock-based compensation expense during the first six months of 2018.

ASU 2016-09, which was issued in March 2016 and became effective for interim and annual reporting periods beginning after December 15, 2016, simplifies several aspects of accounting for employee share-based payment transactions.  Upon adoption of ASU 2016-09 on January 1, 2017, the Company elected not to change its accounting policy on forfeitures and continue to estimate forfeitures rather than accounting for forfeitures as they occur, an alternative allowed under ASU 2016-09.  The Company’s accounting treatment for excess tax benefits or tax deficiencies also changed with the adoption of ASU 2016-09 on January 1, 2017. Excess tax benefits or tax deficiencies are now required to be recorded within the income tax expense line in the consolidated statement of income rather than to additional paid-in capital within the condensed consolidated statement of financial condition.  During the six months ended June 30, 2018, the Company reduced previously recorded tax benefits relating to RSA expense by $0.1 million on RSAs that vested.  There were no RSAs that vested for the three months ended June 30, 2018.

On June 1, 2017, the Compensation Committee of AC accelerated the vesting of all 420,240 AC RSAs outstanding effective June 15, 2017.  As a result, GBL recorded an incremental $3.7 million of stock-based compensation for the three and six months ended June 30, 2017.  This amount related to GBL teammates who held AC RSAs.

For the three months ended June 30, 2018 and June 30, 2017, we recognized stock-based compensation expense of $0.4 million and $4.4 million, respectively.  For the six months ended June 30, 2018 and June 30, 2017, we recognized stock-based compensation expense of $0.5 million and $5.1 million, respectively.  The 2017 three and six month amounts include the $3.7 million related to the AC RSAs’ accelerated vesting mentioned above.

Actual and projected stock-based compensation expense for RSA shares for the years ended December 31, 2017 through December 31, 2023 is as follows (in thousands):

	2017	2018	2019	2020	2021	2022	2023
Q1	$699	$187	$351	$351	$351	$202	$202
Q2	4,381	351	351	351	202	202	-
Q3	369	351	351	351	202	202	-
Q4	1,488	351	351	351	202	202	-
Full Year	$6,937	$1,240	$1,404	$1,404	$957	$808	$202

The total compensation costs related to non-vested RSAs not yet recognized is approximately $5.5 million as of June 30, 2018.

Stock Repurchase Program

In March 1999, GAMCO’s Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  For the three and six months ended June 30, 2018, the Company repurchased 137,189 shares and 256,523 shares, respectively, at an average price per share of $25.81 and $26.70, respectively.  From the inception of the program through the November 30, 2015 spin-off of AC, 9,539,253 shares were repurchased.  From the spin-off date through June 30, 2018, 1,103,136 shares have been repurchased at an average price of $29.35 per share.  At June 30, 2018, the total shares available under the program to be repurchased in the future were 417,771.

Shelf Registration

On April 23, 2018, the Securities and Exchange Commission (“SEC”) declared effective the “shelf” registration statement filed by the Company.  The “shelf” provides the Company with the flexibility of issuing any combination of senior and subordinated debt securities, convertible securities and common and preferred securities up to a total amount of $500 million.   As of June 30, 2018, $500 million is available on the shelf.

I. Identifiable Intangible Assets

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets in the condensed consolidated statements of financial condition at June 30, 2018, December 31, 2017 and June 30, 2017. The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2019. As a result of becoming the advisor to the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million within other assets in the condensed consolidated statement of financial condition at June 30, 2018, December 31, 2017 and June 30, 2017.  The advisory contracts for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. are next up for renewal in August 2018. The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant. There were no indicators of impairment for the three months ended June 30, 2018 or June 30, 2017, and as such there was no impairment analysis performed or charge recorded.

J. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at June 30, 2018.

K. Related Party Transactions

On February 23, 2018, the Chief Executive Officer of the Company elected to waive all of his compensation that he would have otherwise been entitled to for the period of March 1, 2018 through December 31, 2018.  For the three and six months ended June 30, 2018, the waiver reduced compensation by $14.2 million and $19.1 million, respectively, and management fee by $3.0 million and $4.7 million, respectively.  No projection can be reasonably provided as to the amount of compensation foregone by the waiver for July 1, 2018 through December 31, 2018 as the entirety of the CEO’s compensation is variably based.

L. Subsequent Events

On July 2, 2018, the deferred cash compensation agreement (“DCCA”) with the CEO covering compensation from the first half of 2017 vested in accordance with the terms of the agreement.  The CEO earned $36.9 million during the first half of 2017 resulting in the issuance of 1,244,018 RSUs based on the volume weighted average price (“VWAP”) of GBL stock over the first half of 2017.  During May 2018, the CEO waived the receipt of $6 million of the DCCA, resulting in the forfeiture of 202,295 RSUs.

Under the terms of the agreement, if the RSUs were settled in cash, the amount paid to the CEO upon vesting would be capped and calculated as the number of net RSUs vesting after his waiver (1,041,723) valued at the lesser of the VWAP over the first half of 2017 or the VWAP on the date of vesting.  The Company elected to settle the DCCA in cash, as had been the stated intention at the time the DCCA was entered into, notwithstanding the Compensation Committee’s ability to settle it by issuing stock. This resulted in a cash payment of $28.3 million by the Company on July 2, 2018, which, because of the cap and the waiver, was $8.6 million less than what he had been entitled to receive absent the DCCA.

On August 6, 2018, the Company prepaid $10 million of principal of the AC 4% PIK Note against the principal amount due on November 30, 2020 reducing the principal outstanding to $10 million.

On August 7, 2018, the Compensation Committee of the Board of Directors authorized the granting of 162,450 RSAs.  The RSAs will vest 30% on the third anniversary date and 70% on the fifth anniversary date.

On August 7, 2018, the Board of Directors increased the authorization under the Stock Repurchase Program by an additional 610,511 shares.  As a result, there are 1,000,000 shares available to be repurchased under this existing buyback plan.

On August 7, 2018, the Board of Directors declared its regular quarterly dividend of $0.02 per share to all of its shareholders, payable on September 25, 2018 to shareholders of record on September 10, 2018.

From July 1, 2018 to August 7, 2018, the Company repurchased 28,282 shares at $26.41 per share.

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

Assets under management (“AUM”) were $40.7 billion as of June 30, 2018, a slippage of $0.2 billion, or 0.5%, from the March 31, 2018 AUM of $40.9 billion and a decrease of $1.0 billion, or 2.4% from the June 30, 2017 AUM of $41.7 billion.  The second quarter 2018 activity consisted of net cash outflows of $0.9 billion and recurring distributions, net of reinvestments, from open-end and closed-end funds of $150 million, and $0.9 billion of market appreciation.  Average total AUM was $40.6 billion in the 2018 quarter versus $41.8 billion in the prior year period, a decrease of 2.9%.

In addition to management fees, we earn incentive fees for certain institutional client assets, certain assets attributable to preferred issues of our closed-end funds, and two closed-end funds.  As of June 30, 2018, assets under management with incentive based fees were $2.5 billion, $0.3 billion less than the $2.8 billion on June 30, 2017.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 2nd Quarter 2018

				Fund
		Market		distributions,
	March 31,	appreciation/	Net cash	net of	June 30,
	2018	(depreciation)	flows	reinvestments	2018
Equities:
Open-end Funds	$12,964	$331	$(381)	$(8)	$12,906
Closed-end Funds	7,768	201	(49)	(142)	7,778
Institutional & PWM - direct	12,392	113	(523)	-	11,982
Institutional & PWM - sub-advisory	5,251	226	(18)	-	5,459
SICAV	527	(11)	43	-	559
Total Equities	38,902	860	(928)	(150)	38,684
Fixed Income:
100% U.S. Treasury Fund	1,922	8	31	-	1,961
Institutional & PWM	30	-	(4)	-	26
Total Fixed Income	1,952	8	27	-	1,987
Total Assets Under Management	$40,854	$868	$(901)	$(150)	$40,671

Table II: Fund Flows - Year to date June 2018

				Fund
		Market		distributions,
	December 31,	appreciation/	Net cash	net of	June 30,
	2017	(depreciation)	flows	reinvestments	2018
Equities:
Open-end Funds	$13,747	$23	$(847)	$(17)	$12,906
Closed-end Funds	8,053	17	(38)	(254)	7,778
Institutional & PWM - direct	13,420	(191)	(1,247)	-	11,982
Institutional & PWM - sub-advisory	5,432	68	(41)	-	5,459
SICAV	510	(15)	64	-	559
Total Equities	41,162	(98)	(2,109)	(271)	38,684
Fixed Income:
100% U.S. Treasury Fund	1,870	15	76	-	1,961
Institutional & PWM	31	-	(5)	-	26
Total Fixed Income	1,901	15	71	-	1,987
Total Assets Under Management	$43,063	$(83)	$(2,038)	$(271)	$40,671

Table III: Assets Under Management by Quarter

				% Change From
	June 30,	December 31,	June 30,	December 31,	June 30,
	2018	2017	2017	2017	2017
Equities:
Open-end Funds	$12,906	$13,747	$13,574	(6.1%)	(4.9%)
Closed-end Funds	7,778	8,053	7,359	(3.4)	5.7
Institutional & PWM - direct	11,982	13,420	13,437	(10.7)	(10.8)
Institutional & PWM - sub-advisory	5,459	5,432	5,048	0.5	8.1
SICAV (a)	559	510	421	9.6	32.8
Total Equities	38,684	41,162	39,839	(6.0)	(2.9)
Fixed Income:
100% U.S. Treasury Fund	1,961	1,870	1,813	4.9	8.2
Institutional & PWM	26	31	29	(16.1)	(10.3)
Total Fixed Income	1,987	1,901	1,842	4.5	7.9
Total Assets Under Management	$40,671	$43,063	$41,681	(5.6%)	(2.4%)
Institutional & PWM - direct includes $311 million, $261 million and $300 million of Money Market Fund AUM at June 30, 2018, December 31, 2017 and June 30, 2017, respectively.
(a) Adjusted to include Merger Arbitrage assets of $371 million at June 30, 2017.

DEFERRED COMPENSATION

As previously disclosed, the Company has deferred the cash compensation of the Chief Executive Officer relating to all of 2016 (“2016 DCCA”), the first half of 2017 (“First Half 2017 DCCA”), and the fourth quarter of 2017 (“Fourth Quarter 2017 DCCA”) to provide the Company with flexibility to pay down debt and enhance our ability to execute lift-outs, make acquisitions, and seed new products.  We have made substantial progress toward this objective, having reduced our debt since the November 2015 spin-off of AC, resulting in Standard & Poor’s July 2017 reaffirmation of our investment grade rating of BBB- and the revision of its outlook from negative to stable.

Notwithstanding its ability to settle these agreements in stock, GAMCO currently intends to make cash payments to Mr. Gabelli on the respective vesting dates.  While the agreements did not change Mr. Gabelli’s compensation, generally accepted accounting principles (“GAAP”) reporting for his compensation did change due to the ratable vesting.

The DCCAs defer the Chief Executive Officer’s compensation expense by amortizing it over each DCCA’s respective vesting period.  The Chief Executive Officer is not entitled to receive the compensation until the end of the vesting period, so GAAP specify this treatment of the expense.  The 2016 DCCA is expensed ratably over 4 years, the First Half 2017 DCCA is expensed ratably over 18 months, and the Fourth Quarter DCCA will be expensed ratably over 18 months.

Because the GAAP reporting of the DCCAs granted to the CEO tracks vesting, compensation expense and management fee expense in the year of grant is lower than compensation expense and management fee expense in future periods to the extent that future periods contain the vesting of the prior year’s DCCA compensation on top of the normal compensation for the current year period which has not been deferred.  In 2016, the full amount of the compensation was deferred, and expense was recorded for the 25% vesting in that year.  In the first six months of 2017, the ratable vesting continued for the 2016 compensation, and the new First Half 2017 DCCA grant resulted in compensation for the first six months of 2017 being deferred and expense being recorded for 33% vesting in that period.  The CEO’s third quarter 2017 compensation was not deferred so 100% of the CEO’s compensation for that period was recorded together with the ratable portions of the vestings of the 2016 DCCA and the First Half 2017 DCCA.  So there is a compounding effect in future periods when there are both current period compensation that has not been deferred and prior period compensation that is being ratably vested.  On May 23, 2018, the CEO waived receipt of $6 million of the First Half 2017 DCCA, and that reduction in expense was recognized in the three months ended June 30, 2018.

Accordingly, this vesting schedule resulted in a $16.2 million increase in compensation expense in the second quarter 2018 versus the comparable 2017 period’s amounts as well as a $2.5 million increase in management fee expense in the second quarter 2018 as compared to the 2017 period’s amounts.

The following tables show the amortization and EPS impact of the DCCAs by quarter.  The amortization amount of future periods assumes that the stock price of GBL is unchanged from June 30, 2018.

Amortization by quarter (increase / (decrease)):					EPS impact by quarter:
	2017	2018	2019	2020		2017	2018	2019	2020
	(amounts in thousands)
Q1	$(8,126)	$979	$6,238	$-	Q1	$0.16	$(0.03)	$(0.16)	$-
Q2	(7,389)	11,232	3,871	-	Q2	0.15	(0.29)	(0.09)	-
Q3	9,805	6,238	3,871	-	Q3	(0.20)	(0.14)	(0.09)	-
Q4	(1,857)	6,238	3,871	-	Q4	0.04	(0.14)	(0.09)	-
Year	$(7,567)	$24,687	$17,851	$-	Year	$0.15	$(0.60)	$(0.43)	$-

The GAAP based balance sheets are also impacted; the compensation payable at June 30, 2018 only includes the vested portion of the compensation subject to the DCCAs.  At June 30, 2018, the amount of unrecognized compensation was $30.3 million.  On July 2, 2018, $28.3 million of the DCCA vested and was paid in cash.

The following tables show a reconciliation of our results for the three and six months ended June, 30 2018 and 2017 and our balance sheet at June 30, 2018 between the GAAP basis and a non-GAAP adjusted basis as if all of the 2016 DCCA, the First Half 2017 DCCA, and the Fourth Quarter 2017 DCCA expense were recognized in 2016, 2017 and 2018, respectively, without regard to the vesting schedule.  We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.  These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing results with prior period results, and to enable more appropriate comparisons with industry peers.  However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies.  The following schedules reconcile U.S. GAAP financial measures to non-GAAP measures for the three and six months ended June 30, 2018 and 2017 as well as at June 30, 2018.

	Three Months Ended June 30, 2018
		Impact of	Impact of
	Reported	Fourth Quarter	First Half	Impact of
	GAAP	2017 DCCA	2017 DCCA	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$77,334	$-	$-	$-	$1,013
Distribution fees and other income	9,859	-	-	-	53,619
Total revenues	87,193	-	-	-	13,612
Expenses
Compensation	28,952	(2,289)	(2,107)	(5,355)	19,201
Management fee	1,482	(419)	(33)	(1,030)	-
Distribution costs	9,852	-	-	-	9,852
Other operating expenses	5,534	-	-	-	5,534
Total expenses	45,820	(2,708)	(2,140)	(6,385)	34,587

Operating income	41,373	2,708	2,140	6,385	52,606
Other income (expense)
Net gain (loss) from investments	1,409	-	-	-	1,409
Interest and dividend income	526	-	-	-	526
Interest expense	(922)	-	-	-	(922)
Total other expense, net	1,013	-	-	-	1,013
Income before income taxes	42,386	2,708	2,140	6,385	53,619
Income tax provision	10,804	677	535	1,596	13,612
Net income attributable to GAMCO Investors, Inc.'s shareholders	$31,582	$2,031	$1,605	$4,789	$40,007

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.10	$0.07	$0.06	$0.17	$1.39
Diluted	$1.10	$0.07	$0.06	$0.17	$1.39

	Six Months Ended June 30, 2018
		Impact of	Impact of
	Reported	Fourth Quarter	First Half	Impact of
	GAAP	2017 DCCA	2017 DCCA	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$154,682	$-	$-	$-	$154,682
Distribution fees and other income	20,008	-	-	-	20,008
Total revenues	174,690	-	-	-	174,690
Expenses
Compensation	54,902	(3,680)	(1,894)	(2,339)	46,989
Management fee	6,116	(838)	(1,401)	(2,060)	1,817
Distribution costs	20,056	-	-	-	20,056
Other operating expenses	10,987	-	-	-	10,987
Total expenses	92,061	(4,518)	(3,295)	(4,399)	79,849

Operating income	82,629	4,518	3,295	4,399	94,841
Other income (expense)
Net gain (loss) from investments	(3,938)	-	-	-	(3,938)
Interest and dividend income	1,018	-	-	-	1,018
Interest expense	(2,122)	-	-	-	(2,122)
Total other expense, net	(5,042)	-	-	-	(5,042)
Income before income taxes	77,587	4,518	3,295	4,399	89,799
Income tax provision	18,744	1,130	824	1,099	21,797
Net income attributable to GAMCO Investors, Inc.'s shareholders	$58,843	$3,388	$2,471	$3,300	$68,002

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$2.04	$0.12	$0.09	$0.11	$2.35
Diluted	$2.04	$0.12	$0.09	$0.11	$2.35

	Three Months Ended June 30, 2017
		Impact of
	Reported	First Half	Impact of
	GAAP	2017 DCCA	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$76,625	$-	$-	$76,625
Distribution fees and other income	10,975	-	-	10,975
Total revenues	87,600	-	-	87,600
Expenses
Compensation	29,437	9,666	(3,260)	35,843
Management fee	2,356	1,687	(704)	3,339
Distribution costs	10,795	-	-	10,795
Other operating expenses	5,352	-	-	5,352
Total expenses	47,940	11,353	(3,964)	55,329

Operating income	39,660	(11,353)	3,964	32,271
Other income (expense)
Net gain (loss) from investments	(14)	-	-	(14)
Interest and dividend income	551	-	-	551
Interest expense	(2,749)	-	-	(2,749)
Total other expense, net	(2,212)	-	-	(2,212)
Income before income taxes	37,448	(11,353)	3,964	30,059
Income tax provision	14,554	(4,412)	1,541	11,683
Net income attributable to GAMCO Investors, Inc.'s shareholders	$22,894	$(6,941)	$2,423	$18,376

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.79	$(0.24)	$0.08	$0.64
Diluted	$0.76	$(0.22)	$0.08	$0.61

	Six Months Ended June 30, 2017
		Impact of
	Reported	First Half	Impact of
	GAAP	2017 DCCA	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$151,614	$-	$-	$151,614
Distribution fees and other income	21,903	-	-	21,903
Total revenues	173,517	-	-	173,517
Expenses
Compensation	54,715	19,206	(5,759)	68,162
Management fee	4,520	3,552	(1,484)	6,588
Distribution costs	21,708	-	-	21,708
Other operating expenses	10,471	-	-	10,471
Total expenses	91,414	22,758	(7,243)	106,929

Operating income	82,103	(22,758)	7,243	66,588
Other income (expense)
Net gain from investments	26	-	-	26
Interest and dividend income	1,020	-	-	1,020
Interest expense	(5,581)	-	-	(5,581)
Total other expense, net	(4,535)	-	-	(4,535)
Income before income taxes	77,568	(22,758)	7,243	62,053
Income tax provision	29,854	(8,761)	2,791	23,884
Net income attributable to GAMCO Investors, Inc.'s shareholders	$47,714	$(13,997)	$4,452	$38,169

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.65	$(0.48)	$0.15	$1.32
Diluted	$1.58	$(0.45)	$0.14	$1.27

	June 30, 2018
		Impact of
	Reported	Fourth Quarter	Impact of
	GAAP	2017 DCCA	2016 DCCA	Non-GAAP
ASSETS
Cash and cash equivalents	$41,488	$-	$-	$41,488
Investments in securities	33,955	-	-	33,955
Receivable from brokers	2,993	-	-	2,993
Investment advisory fees receivable	28,536	-	-	28,536
Receivable from affiliates	4,470	-	-	4,470
Deferred tax asset and income tax receivable	17,177	1,775	5,807	24,759
Other assets	11,542	-	-	11,542
Total assets	$140,161	$1,775	$5,807	$147,743

LIABILITIES AND EQUITY
Payable to brokers	6,329	-	-	6,329
Income taxes payable and deferred tax liabilities	3,242	-	-	3,242
Capital lease obligation	4,872	-	-	4,872
Compensation payable	97,626	7,100	23,228	127,954
Payable to affiliates	978	-	-	978
Accrued expenses and other liabilities	27,827	-	-	27,827
Sub-total	140,874	7,100	23,228	171,202

AC 4% PIK Note (due November 30, 2020)	20,000	-	-	20,000
5.875% Senior notes (due June 1, 2021)	24,156	-	-	24,156
Total liabilities	185,030	7,100	23,228	215,358

Equity
GAMCO Investors, Inc. stockholders' equity
Class A Common Stock	14	-	-	14
Class B Common Stock	19	-	-	19
Additional paid-in capital	13,113	-	-	13,113
Retained earnings (deficit)	225,735	(5,325)	(17,421)	202,989
Accumulated other comprehensive income	(205)	-	-	(205)
Treasury stock, at cost	(283,545)	-	-	(283,545)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	(44,869)	(5,325)	(17,421)	(67,615)
Total liabilities and equity	$140,161	$1,775	$5,807	$147,743

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared To Three Months Ended June 30, 2017

(Unaudited; in thousands, except per share data)
	2018	2017
Revenues
Investment advisory and incentive fees	$77,334	$76,625
Distribution fees and other income	9,859	10,975
Total revenues	87,193	87,600
Expenses
Compensation	28,952	29,437
Management fee	1,482	2,356
Distribution costs	9,852	10,795
Other operating expenses	5,534	5,352
Total expenses	45,820	47,940
Operating income	41,373	39,660
Other income (expense)
Net gain (loss) from trading securities	1,409	(14)
Interest and dividend income	526	551
Interest expense	(922)	(2,749)
Total other expense, net	1,013	(2,212)
Income before income taxes	42,386	37,448
Income tax provision	10,804	14,554
Net income attributable to GAMCO Investors, Inc.'s shareholders	$31,582	$22,894

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.10	$0.79

Diluted	$1.10	$0.76

Overview

Net income for the quarter was $31.6 million, or $1.10 per fully diluted share, versus $22.9 million, or $0.76 per fully diluted share, in the prior year’s quarter.  The quarter to quarter comparison was impacted by higher revenues partially offset by higher variable compensation and higher other expense, net.

Revenues

Investment advisory and incentive fees for the second quarter 2018 were $77.3 million, 0.9% higher than the 2017 comparative figure of $76.6 million.  Open-end fund revenues decreased by 3.6% to $32.2 million from $33.4 million in the second quarter of 2017.  Our closed-end fund revenues increased 7.0% to $16.9 million in the second quarter 2018 from $15.8 million in 2017.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, declined $1.4 million to $25.0 million from $26.4 million in the second quarter of 2017.  Incentive fees earned during the second quarter of 2018 were $1.7 million. There were no incentive fees earned during the second quarter of 2017.  We recognize incentive fees only when the earning period for them is complete.  Revenues relating to the SICAV were $1.5 million in the second quarter of 2018 versus $1.0 million in the second quarter of 2017.

Open-end fund distribution fees and other income were $9.9 million for the second quarter 2018, a decrease of $1.1 million or 10.0% from $11.0 million in the prior year period, primarily due to lower average AUM in open-end equity funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $29.0 million or 1.4% lower than prior year compensation costs of $29.4 million.  The amortization of the DCCAs, net of the DCCA waiver in the second quarter of 2018, resulted in a $16.2 million increase year over year.  This increase in expense was mostly offset by the CEO waiver of his compensation for March 1, 2018 to December 31, 2018 which reduced second quarter of 2018 compensation expense by $14.2 million.

The remainder of the quarter over quarter decrease was comprised of a $4.0 million decrease in stock compensation expense offset slightly by a $1.6 million increase in fixed compensation.

Management fee expense, which is wholly variable and based on pretax income, decreased to $1.5 million in the second quarter of 2018 from $2.4 million in the 2017 period.  Once again, this decrease is primarily due to the CEO waiver offset by the accounting for the vesting of the DCCAs.  The DCCAs affected management fee expense, which is part of the CEO’s DCCAs, in a similar fashion to the compensation expense with the vesting schedule resulting in a $2.5 million increase in management fee expense in the second quarter 2018 as compared with the second quarter 2017.  The CEO waiver reduced management fee expense by $3.0 million in the second quarter of 2018.

Distribution costs were $9.9 million, a decrease of $0.9 million or 8.3% from $10.8 million in the prior year’s period.

Other operating expenses were $5.5 million in the second quarter of 2018, an increase of $0.1 million, or 1.9%, from $5.4 million in the second quarter of 2017.

Operating income for the second quarter of 2018 was $41.4 million, an increase of $1.7 million, or 4.3%, from the $39.7 million in the second quarter of 2017.  Operating income, as a percentage of revenues, was 47.4% in the 2018 quarter as compared to 45.3% in the 2017 quarter.

Other income (expense)

Total other income (expense), net was income of $1.0 million for the second quarter 2018 versus an expense of $2.2 million in the prior year’s quarter.  Net gains from investments were $1.4 million in the second quarter of 2018 versus losses of $14,000 in the second quarter of 2017.  The gains in the second quarter of 2018 include $1.8 million for securities which were carried as AFS securities (with gains and losses through other comprehensive income) prior to the adoption of ASU 2016-01 on January 1, 2018.  Interest and dividend income was unchanged at $0.5 million.  Interest expense was $0.9 million in the second quarter of 2018 versus $2.7 million in the second quarter of 2017.

The effective tax rates (“ETR”) for the three months ended June 30, 2018 and June 30, 2017 were 25.5% and 38.9%, respectively.  The decline in the ETR is almost exclusively due to the lower Federal tax rate under the Tax Cuts and Jobs Act which lowered our Federal tax rate from 35% to 21%, effective January 1, 2018.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2018 Compared To Six Months Ended June 30, 2017

(Unaudited; in thousands, except per share data)
	2018	2017
Revenues
Investment advisory and incentive fees	$154,682	$151,614
Distribution fees and other income	20,008	21,903
Total revenues	174,690	173,517
Expenses
Compensation	54,902	54,715
Management fee	6,116	4,520
Distribution costs	20,056	21,708
Other operating expenses	10,987	10,471
Total expenses	92,061	91,414
Operating income	82,629	82,103
Other income (expense)
Net gain (loss) from trading securities	(3,938)	26
Interest and dividend income	1,018	1,020
Interest expense	(2,122)	(5,581)
Total other expense, net	(5,042)	(4,535)
Income before income taxes	77,587	77,568
Income tax provision	18,744	29,854
Net income attributable to GAMCO Investors, Inc.'s shareholders	$58,843	$47,714

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$2.04	$1.65

Diluted	$2.04	$1.58

Overview

Net income for the first six months was $58.8 million, or $2.04 per fully diluted share, versus $47.7 million, or $1.58 per fully diluted share, in the prior year’s quarter.  The period to period comparison was impacted by lower income tax expense, and higher revenues partially offset by higher variable compensation and higher other expense, net.

Revenues

Investment advisory and incentive fees for the six months ended June 30, 2018 were $154.7 million, 2.0% higher than the 2017 comparative figure of $151.6 million.  Open-end fund revenues decreased by 1.2% to $65.1 million from $65.9 million in the first six months of 2017.  Our closed-end fund revenues increased 9.3% to $34.1 million in the first six months of 2018 from $31.2 million in 2017.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, declined $1.6 million to $51.0 million from $52.6 million in the six months ended June 30, 2017.  Incentive fees earned during the first six months of 2018 were $1.7 million. There were no incentive fees earned during the first six months of 2017.  We recognize incentive fees only when the earning period for them is complete.  Revenues relating to the SICAV were $2.8 million in the six months ended June 30, 2018 versus $1.9 million in the six months ended June 30, 2017.

Open-end fund distribution fees and other income were $20.0 million for the first six months of 2018, a decrease of $1.9 million or 8.7% from $21.9 million in the prior year period, primarily due to lower average AUM in open-end equity funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $54.9 million or 0.4% higher than prior year compensation costs of $54.7 million.  The amortization of the DCCAs, net of the DCCA waiver in 2018, resulted in a $21.4 million increase year over year.  This increase in expense was mostly offset by the CEO waiver of his compensation for March 1, 2018 to December 31, 2018 which reduced first half 2018 compensation expense by $19.1 million.

The remainder of the period over period increase was comprised of a $2.4 million increase in fixed compensation, and a $4.5 million decrease in stock compensation expense.

Management fee expense, which is wholly variable and based on pretax income, increased to $6.1 million in the six months ended June 30, 2018 from $4.5 million in the 2017 period.  Once again, this increase is primarily due to the accounting for the vesting of the DCCAs.  The DCCAs affected management fee expense, which is part of the CEO’s DCCAs, in a similar fashion to the compensation expense with the vesting schedule resulting in a $6.4 million increase in management fee expense in the 2018 period as compared with the 2017 period.  The CEO waiver reduced management fee expense by $4.7 million in the first six months of 2018.

Distribution costs were $20.1 million, a decrease of $1.6 million or 7.4% from $21.7 million in the prior year’s period.

Other operating expenses were $11.0 million in the six months ended June 30, 2018, an increase of $0.5 million, or 4.8%, from $10.5 million in the comparable 2017 period.

Operating income for the first half of 2018 was $82.6 million, an increase of $0.5 million, or 0.6%, from the $82.1 million in the first half of 2017.  Operating income, as a percentage of revenues, was 47.3% in the 2018 period as compared to 47.3% in the 2017 period.

Other expense

Total other expense, net was an expense of $5.0 million for the first half of 2018 versus an expense of $4.5 million in the prior year’s period.  Net losses from investments were $3.9 million in the six months ended June 30, 2018 versus gains of $26,000 in the first half of 2017.  The losses in the first half of 2018 include $3.6 million for securities which were carried as AFS securities (with gains and losses through other comprehensive income) prior to the adoption of ASU 2016-01 on January 1, 2018.  Interest and dividend income was unchanged at $1.0 million.  Interest expense was $2.1 million in the first half of 2018 versus $5.6 million in the first half of 2017.

The ETR for the six months ended June 30, 2018 and June 30, 2017 were 24.2% and 38.5%, respectively.  The decline in the ETR is almost exclusively due to the lower Federal tax rate under the Tax Cuts and Jobs Act which lowered our Federal tax rate from 35% to 21%, effective January 1, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments and securities held for investment purposes.  Cash and cash equivalents are comprised primarily of 100% U.S. Treasury money market funds managed by GAMCO.

Summary cash flow data is as follows:

	Six months ended
	June 30,
	2018	2017
Cash flows provided by (used in) from operations :	(in thousands)
Operating activities	$85,832	$76,536
Investing activities	-	(50)
Financing activities	(62,075)	(25,883)
Increase in cash and cash equivalents from operations	23,757	50,603
Effect of exchange rates on cash and cash equivalents	(90)	(10)
Net increase	23,667	50,593
Cash and cash equivalents at beginning of period	17,821	39,812
Cash and cash equivalents at end of period	$41,488	$90,405

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

On February 23, 2018, the Company announced that its CEO elected to waive all of his compensation that he would otherwise have been entitled to for the period from March 1, 2018 through December 31, 2018.  As a result of this waiver, there was $17.2 million and $23.8 million of compensation and management fee waived by the CEO for the three and six months ended June 30, 2018, respectively.  Additionally, on May 23, 2018, the CEO waived receipt of $6 million of the First Half 2017 DCCA, and that reduction in expense was recognized in the three months ended June 30, 2018.

At June 30, 2018, we had total unrestricted cash and cash equivalents of $41.5 million, an increase of $23.7 million from December 31, 2017 primarily due to the Company’s operating activities described below.  Total debt outstanding at June 30, 2018 was $44.2 million, consisting of $20.0 million of a 4% PIK Note due November 30, 2020, and $24.2 million of 5.875% senior notes due 2021.  It is anticipated that the majority of our free cash flow will go towards servicing our debt and deferred compensation payable in the near future.

For the six months ended June 30, 2018, cash provided by operating activities was $85.8 million, an increase of $9.3 million from cash provided in the prior year period of $76.5 million.  Cash was provided through a decrease in income tax receivable and deferred tax assets of $8.5 million, an increase in net income of $11.1 million, a decrease in deferred income taxes of $1.8 million, an increase in compensation payable of $3.5 million, and a decrease in investments in securities of $2.8 million.  Reducing cash was a decrease in income taxes payable and deferred tax liabilities of $2.1 million, an increase in investment advisory fees receivable of $6.1 million, a decrease in payable to brokers of $4.7 million, a decrease of $4.5 million in stock based compensation expense, and $1.0 million from other sources.  Cash used in financing activities in the first six months of 2018 was $62.1 million, including $30.0 million for the partial repurchase of the 4% PIK Note, $19.5 million for margin loan payments, $15.0 million for the repayment of the 1.6% AC Note, $6.9 million paid for the purchase of treasury stock, $1.8 million paid in dividends, and $11.0 million for margin loan borrowings.  There was no cash provided by or used in investing activities for the first half of 2018.

For the six months ended June 30, 2017, cash provided by operating activities was $76.5 million.  Cash used in financing activities in the first half of 2017 was $25.9 million.  Cash used in investing activities was $0.1 million for the first half of 2017.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

We have one broker-dealer, G.distributors, which is subject to certain net capital requirements.  G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for the broker-dealer at June 30, 2018.  At June 30, 2018, G.distributors had net capital, as defined, of approximately $3.0 million, exceeding the regulatory requirement by approximately $2.7 million.  Net capital requirements for our affiliated broker-dealer may increase in accordance with rules and regulations to the extent they engage in other business activities.

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

With respect to our proprietary investment activities, investments in securities of $34.0 million, $36.8 million and $35.2 million at June 30, 2018, December 31, 2017 and June 30, 2017, respectively, included investments in common stocks of $33.0 million, $36.7 million and $35.1 million, respectively, and investments in closed-end funds of $1.0 million, $0.1 million and $0.1 million, respectively.  Of the $33.0 million, $36.7 million and $35.1 million, invested in common stocks at June 30, 2018, December 31, 2017 and June 30, 2017, respectively, $32.9 million, $36.6 million and $35.1 million, respectively, was related to our investment in Westwood Holdings Group Inc.  Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At June 30, 2018, December 31, 2017 and June 30, 2017, there were no securities sold, not yet purchased.

The following table provides a sensitivity analysis for our investments in equity securities as of June 30, 2018 and December 31, 2017.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At June 30, 2018:
Equity price sensitive investments, at fair value	$33,955	$30,560	$37,351
At December 31, 2017:
Equity price sensitive investments, at fair value	$36,790	$33,111	$40,470

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on June 30, 2018, cash and cash equivalent balance of $41.5 million, a 1% increase in interest rates would increase our interest income by $0.4 million annually while a 1% decrease would reduce our interest income by $0.4 million annually

Critical Accounting Policies and Estimates

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

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At June 30, 2018, we had equity investments of $34.0 million.  We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  The equity securities investment portfolio is at fair value and will move in line with the equity markets.  The equity securities investment portfolio changes are recorded as net gain (loss) from investments in the condensed consolidated statements of income.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Co-Chief Accounting Officers (“CAOs”), to allow timely decisions regarding required disclosure.  Our CEO and CAOs participated in this evaluation and concluded that, as of the date of June 30, 2018, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting as defined by Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Information

Our disclosure and analysis in this report contain some forward-looking statements.  Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements because they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. They also appear in any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results.  Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation: the adverse effect from a decline in the securities markets that adversely affect our assets under management; a decline in the performance of our products; a general downturn in the economy; changes in government policy or regulation; changes in our ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and the ongoing impacts of the Tax Cuts and Jobs Act with respect to tax rates and the non-deductibility of certain portions of NEO compensation. We also direct your attention to any more specific discussions of risk contained in our Forms 10-K and 10-Q and other public filings.  We are providing these statements as permitted by the Private Litigation Reform Act of 1995. We do not undertake to update publicly any forward-looking statements if we subsequently learn that we are unlikely to achieve our expectations or if we receive any additional information relating to the subject matters of our forward-looking statements.

Part II:  Other Information

Item 1.	Legal Proceedings

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended June 30, 2018:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
4/01/18 - 4/30/18	47,079	$25.33	47,079	507,881
5/01/18 - 5/31/18	62,462	26.03	62,462	445,419
6/01/18 - 6/30/18	27,648	26.14	27,648	417,771
Totals	137,189	$25.81	137,189

Item 6.   (a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of co-PFO pursuant to Rule 13a-14(a).

31.3	Certification of co-PFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of co-PFOs pursuant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Principal Financial Officer	Title: Co-Principal Financial Officer

Date: August 7, 2018	Date: August 7, 2018