Form 10-Q
period 2018-09-30
GAMCO INVESTORS, INC. ET AL
filed 2018-11-06
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class		Outstanding at October 31, 2018
Class A Common Stock, .001 par value	(Including 434,150 restricted stock awards)	10,040,776
Class B Common Stock, .001 par value		19,024,404

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended September 30, 2018 and 2017
- Nine months ended September 30, 2018 and 2017

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended September 30, 2018 and 2017
- Nine months ended September 30, 2018 and 2017

Condensed Consolidated Statements of Financial Condition:
- September 30, 2018
- December 31, 2017
- September 30, 2017

Condensed Consolidated Statements of Equity:
- Nine months ended September 30, 2018 and 2017

Condensed Consolidated Statements of Cash Flows:
- Nine months ended September 30, 2018 and 2017

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Investment advisory and incentive fees	$75,934	$77,328	$230,616	$228,942
Distribution fees and other income	9,854	11,013	29,862	32,916
Total revenues	85,788	88,341	260,478	261,858
Expenses
Compensation	17,562	42,919	72,464	97,634
Management fee	1,449	4,935	7,565	9,455
Distribution costs	9,819	11,665	29,875	33,373
Other operating expenses	5,258	5,429	16,245	15,900
Total expenses	34,088	64,948	126,149	156,362

Operating income	51,700	23,393	134,329	105,496
Other income (expense)
Net gain (loss) from investments	(4,328)	2,841	(8,090)	2,867
Interest and dividend income	531	745	1,549	1,765
Interest expense	(759)	(2,688)	(2,881)	(8,269)
Shareholder-designated contribution	$(708)	(3,857)	(884)	(3,857)
Total other expense, net	(5,264)	(2,959)	(10,306)	(7,494)
Income before income taxes	46,436	20,434	124,023	98,002
Income tax provision	11,420	3,834	30,164	33,688
Net income attributable to GAMCO Investors, Inc.'s shareholders	$35,016	$16,600	$93,859	$64,314

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.22	$0.57	$3.26	$2.22

Diluted	$1.22	$0.55	$3.26	$2.14

Weighted average shares outstanding:
Basic	28,677	28,926	28,789	28,930

Diluted	28,739	31,173	28,824	31,144

Dividends declared:	$0.02	$0.02	$0.06	$0.06

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$35,016	$16,600	$93,859	$64,314
Other comprehensive gain/(loss), net of tax:
Foreign currency translation	(13)	28	16	75
Net unrealized gain on securities available for sale (a)	-	2,321	-	1,019
Other comprehensive gain/(loss)	(13)	2,349	16	1,094

Comprehensive income attributable to GAMCO Investors, Inc.	$35,003	$18,949	$93,875	$65,408

(a) Net of income tax expense of $0, $1,363, $0 and $599, respectively.
Effective January 1, 2018, upon the adoption of ASU 2016-01, the Company no longer recognizes unrealized gains or losses on equity securities through other comprehensive gain/(loss).  See Note C.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	September 30,	December 31,	September 30,
	2018	2017	2017
ASSETS
Cash and cash equivalents, including restricted cash of $0, $0 and $95, respectively	$34,334	$17,821	$61,097
Investments in securties, including restricted investments in securities
of $0, $0 and $59,954, respectively	29,704	36,790	101,425
Receivable from brokers	2,654	1,578	1,342
Investment advisory fees receivable	25,010	38,712	25,549
Receivable from affiliates	4,531	5,635	4,784
Deferred tax asset and income tax receivable	11,532	15,615	24,941
Other assets	10,692	12,135	11,888
Total assets	$118,457	$128,286	$231,026

LIABILITIES AND EQUITY
Payable to brokers	$-	$14,926	$13,311
Income taxes payable and deferred tax liabilities	3,555	3,128	3,215
Capital lease obligation	4,834	4,943	4,976
Compensation payable	70,385	82,907	82,896
Payable to affiliates	140	855	2,981
Accrued expenses and other liabilities	27,571	28,656	24,134
Sub-total	106,485	135,415	131,513

4.5% Convertible note (net of issuance costs of $0, $0 and $138, respectively)
(due August 15, 2021) (Note G)	-	-	109,862
AC 4% PIK Note (due November 30, 2020) (Note G)	-	50,000	70,000
AC 1.6% Note Payable (due February 28, 2018) (Note G)	-	15,000	-
5.875% Senior notes (net of issuance costs of $63, $81 and $87, respectively)
(due June 1, 2021) (Note G)	24,162	24,144	24,138
Total liabilities	130,647	224,559	335,513

Commitments and contingencies (Note J)	-	-	-

Equity
GAMCO Investors, Inc. stockholders' equity
Preferred stock, $.001 par value;10,000,000 shares authorized;
none issued and outstanding	-	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
15,976,239, 15,541,489 and 15,473,725 issued, respectively;10,041,376,
9,949,482 and 10,075,944 outstanding, respectively	14	14	14
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 19,024,404, 19,024,404 and 19,092,168 shares
outstanding, respectively	19	19	19
Additional paid-in capital	13,614	12,572	11,084
Retained earnings	260,171	155,939	143,026
Accumulated other comprehensive income	(218)	11,876	12,365
Treasury stock, at cost (5,934,863, 5,592,007 and 5,397,781 shares, respectively)	(285,790)	(276,693)	(270,995)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	(12,190)	(96,273)	(104,487)

Total liabilities and equity	$118,457	$128,286	$231,026

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Nine Months Ended September 30, 2018

	GAMCO Investors, Inc. stockholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2017	$33	$12,572	$155,939	$11,876	$(276,693)	$(96,273)
Net income	-	-	93,859	-	-	93,859
Reclassification pursuant to
adoption of ASU 2016-01,
net of tax ($7,095)	-	-	12,110	(12,110)	-	-
Foreign currency translation	-	-	-	16	-	16
Dividends declared ($0.06 per
share)	-	-	(1,737)	-	-	(1,737)
Stock based compensation
expense	-	1,042	-	-	-	1,042
Purchase of treasury stock	-	-	-	-	(9,097)	(9,097)
Balance at September 30, 2018	$33	$13,614	$260,171	$(218)	$(285,790)	$(12,190)

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Nine Months Ended September 30, 2017

	GAMCO Investors, Inc. stockholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2016	$33	$3,903	$80,515	$11,271	$(262,369)	$(166,647)
Net income	-	-	64,314	-	-	64,314
Net unrealized gains on
securities available for sale,
net of income tax benefit ($1,663)	-	-	-	2,830	-	2,830
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax expense ($1,064)	-	-	-	(1,811)	-	(1,811)
Foreign currency translation	-	-	-	75	-	75
Dividends declared ($0.06 per
share)	-	-	(1,803)	-	-	(1,803)
Stock based compensation
expense	-	7,181	-	-	-	7,181
Purchase of treasury stock	-	-	-	-	(8,626)	(8,626)
Balance at September 30, 2017	$33	$11,084	$143,026	$12,365	$(270,995)	$(104,487)

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net income	$93,859	$64,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	425	439
Stock based compensation expense	1,042	7,181
Deferred income taxes	1,660	(9,229)
Foreign currency translation loss	16	75
Cost basis of donated securities	304	1,051
Net gains on sales of available for sale securities	-	(20)
(Increase) decrease in assets:
Investments in securities (trading securities for 2017)	6,783	(59,943)
Receivable from affiliates	1,196	1,179
Receivable from brokers	(1,076)	(889)
Investment advisory fees receivable	13,702	18,188
Income taxes receivable and deferred tax assets	4,083	(15,592)
Other assets	1,008	325
Increase (decrease) in liabilities:
Payable to affiliates	(715)	1,569
Payable to brokers	(811)	13,245
Income taxes payable and deferred tax liabilities	(1,232)	8,029
Compensation payable	(12,520)	40,506
Accrued expenses and other liabilities	(601)	(5,199)
Total adjustments	13,264	915
Net cash provided by operating activities	$107,123	$65,229

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Investing activities
Purchases of available for sale securities	$-	$(3,932)
Proceeds from sales of available for sale securities	-	321
Net cash used in investing activities	-	(3,611)

Financing activities
Dividends paid	(2,328)	(1,737)
Purchase of treasury stock	(9,097)	(8,626)
Repayment of AC 4% PIK Note	(50,000)	(30,000)
Repayment of AC 1.6% Note	(15,000)	-
Margin loan borrowings	11,000	-
Margin loan payments	(25,115)	-
Amortization of debt issuance costs	18	45
Net cash used in financing activities	(90,522)	(40,318)
Effect of exchange rates on cash and cash equivalents	(88)	(15)
Net increase in cash and cash equivalents	16,513	21,285
Cash and cash equivalents at beginning of period	17,821	39,812
Cash and cash equivalents at end of period	$34,334	$61,097
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,695	$6,621
Cash paid for taxes	$24,571	$52,628

Non-cash activity:
-	For the nine months ended September 30, 2018 and September 30, 2017, the Company accrued dividends on restricted stock awards of $12 and $66, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

On August 17, 2018, the SEC issued a final rule that amends certain of its disclosure requirements.  The final rule amends numerous SEC rules, items, and forms covering a diverse group of topics.  Noteworthy changes in the final rule, which eliminate certain disclosure requirements but add or modify a few others, include requiring an analysis of changes in stockholders’ equity for the current and comparative interim periods.  The rule also eliminates the requirement to disclose the historical and pro forma ratio of earnings to fixed charges and the related exhibit and deletes the provisions in SEC Regulation S-X that require the presentation of dividends per share on the face of the income statement for interim periods, moving the required disclosure to the analysis of changes in stockholders’ equity.  This new guidance will be effective for the first 10Q for the quarter that begins after November 5, 2018.  The Company is currently evaluating the potential effect of this new guidance on its consolidated financial statements and related disclosures.

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

Significant Judgments that affect the amounts and timing of revenue recognition:

The Company’s analysis of the timing of revenue recognition for each revenue stream is based upon an analysis of current contract terms.  Performance obligations could, however, change from time to time if and when existing contracts are modified or new contracts are entered into.  These changes could potentially affect the timing of satisfaction of performance obligations, the determination of the transaction price, and the allocation of the price to performance obligations.  In the case of the revenue streams discussed below, the performance obligation is satisfied either at a point in time or over time.  For performance correlated and conditional revenues, the performance obligation (advising a client portfolio) is satisfied over time, while recognition of revenues effectively occurs at the end of the measurement period as defined within the contract, as such amounts are subject to reduction to zero on the date where the measurement period ends even if the performance benchmarks were exceeded during the intervening period.  The judgments outlined below, where the determination as to these factors is discussed in detail, are continually reviewed and monitored by the Company when new contracts or contract modifications occur.  Transaction price is in all instances formulaic and not subject to significant (or any) judgment at the current time.  The allowance for doubtful accounts is subject to judgment.  There were no impairment losses (allowance for doubtful accounts) on any receivables from any revenue stream at the end of the three and nine months ended September 30, 2018.

Advisory Fee Revenues

Advisory fees for open-end funds, closed-end funds, sub-advisory accounts, SICAVs, and Exchange Traded Managed Funds (“ETMFs”) are earned based on predetermined percentages of the average net assets of the individual funds and are recognized as revenues as the related services are performed.  Fees for open-end funds, one non-U.S. closed-end fund, sub-advisory accounts,  SICAVs, and ETMFs are computed on a daily basis on average net assets under management (“AUM”).  Fees for U.S. closed-end funds are computed on average weekly net AUM, and fees for one non-U.S. closed-end fund is computed on a daily basis based on market value.  These fees are received in cash after the end of each monthly period within 30 days.  The revenue recognition occurs daily as the performance obligation (advising the fund) is met continuously.  There is a risk of non-payment, and therefore an impairment loss on these receivables is possible at each reporting date.  There were no such impairment losses for the current period.

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

Revenue Disaggregated

The following table presents our revenue disaggregated by account type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Advisory Fees:
Open-end Funds	$31,481	$32,738	$94,326	$97,390
Closed-end Funds	17,337	16,242	51,389	47,404
Sub-advisory accounts	1,189	1,024	3,430	2,321
Institutional & Private Wealth Management	24,276	26,049	75,391	78,603
SICAVs	1,471	1,265	4,223	3,200
Performance-based	180	10	207	24
Conditional	-	-	1,650	-
Distribution and other income	9,854	11,013	29,862	32,916
Total revenues	$85,788	$88,341	$260,478	$261,858

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

Investments in securities at September 30, 2018, December 31, 2017 and September 30, 2017 consisted of the following:

	September 30, 2018		December 31, 2017		September 30, 2017
		Estimated		Estimated		Estimated
	Cost	Market Value	Cost	Market Value	Cost	Market Value
	(In thousands)
Securities carried at FVTNI (trading securities for comparative periods):
US Government Obligations	$-	$-	$-	$-	$59,905	$59,954
Common stocks	18,154	28,666	26	34	24	31
Mutual Funds	44	44	11	11	11	11
Closed-end funds	951	994	-	-	-	-
Total securities carried at FVTNI	19,149	29,704	37	45	59,940	59,996

Available for sale securities:
Common stocks	-	-	17,441	36,637	21,319	41,315
Closed-end funds	-	-	99	108	99	114
Total available for sale securities	-	-	17,540	36,745	21,418	41,429

Total investments in securities	$19,149	$29,704	$17,577	$36,790	$81,358	$101,425

There were no securities sold, not yet purchased at September 30, 2018, December 31, 2017 and September 30, 2017.

Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at the time of purchase are classified as cash equivalents.  The portion of investments in securities held for resale in anticipation of short-term market movements were classified as trading securities for the periods ended December 31, 2017 and September 30, 2017.  Securities carried at FVTNI for the September 30, 2018 period-end and trading securities in the periods ending December 31, 2017 and September 30, 2017 are stated at fair value, with any unrealized gains or losses reported in current period earnings.  Available for sale (“AFS”) investments for the periods ended December 31, 2017 and September 30, 2017 are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of equity except for losses deemed to be other than temporary (“OTT”) which were recorded as realized losses in the condensed consolidated statements of income.

Effective January 1, 2018, the Company adopted ASU 2016-01, which eliminated available for sale accounting and resulted in the reclassification of $12.1 million, net of tax, out of accumulated comprehensive income and into retained earnings in the condensed consolidated statement of financial condition.  As a result, for the three and nine months ended September 30, 2018, changes in the fair value of the Company’s entire investment portfolio are now recorded in the net gain (loss) from investments line in the condensed consolidated statements of income rather than through other comprehensive income.

The following table identifies all reclassifications out of accumulated other comprehensive income (“AOCI”) into income for the three and nine months ended September 30, 2017 (in thousands).  (No disclosure is needed for the three and nine months ended September 30, 2018 due to the adoption of ASU 2016-01.)

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Three months ended	Nine months ended
September 30, 2017	September 30, 2017

$20	$20	Net gain from investments	Realized gain on sale of AFS securities
2,821	2,855	Other operating expenses/net gain from investments	Realized gain on donation of AFS securities
$2,841	$2,875	Income before income taxes
(1,051)	(1,064)	Income tax provision
$1,790	$1,811	Net income

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of December 31, 2017 and September 30, 2017.  (No disclosures are required as of September 30, 2018 due to the adoption of ASU 2016-01.)

	December 31, 2017
		Gross	Gross	Estimated
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$17,441	$19,196	$-	$36,637
Closed-end funds	99	9	-	108
Total available for sale securities	$17,540	$19,205	$-	$36,745

	September 30, 2017
		Gross	Gross	Estimated
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$21,319	$19,996	$-	$41,315
Closed-end funds	99	15	-	114
Total available for sale securities	$21,418	$20,011	$-	$41,429

A net unrealized gain, net of taxes, for the three and nine months ended September 30, 2017 of $2.3 million and $1.0 million, respectively, has been included in other comprehensive income, a component of equity, at September 30, 2017.  During the three and nine months ended September 30, 2017, proceeds from the sales of investments available for sale were approximately $321,000 and gross gains on the sale of investments available for sale amounted to $20,000 and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no realized losses on the sale of investments available for sale for the three and nine months ended September 30, 2017.  The Company determines the cost of a security sold by using specific identification.  Accumulated other comprehensive income in the condensed consolidated statements of equity is primarily comprised of unrealized gains/losses, net of taxes, for AFS securities.

There were no investments classified as available for sale that were in an unrealized loss position at December 31, 2017 or September 30, 2017.

For the three and nine months ended September 30, 2017, there were no losses on available for sale securities that were deemed to be other than temporary.

D. Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of September 30, 2018, December 31, 2017 and September 30, 2017 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2018 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2018
Cash equivalents	$34,020	$-	$-	$34,020
Investments in securities:
Common stocks	28,666	-	-	28,666
Mutual Funds	44	-	-	44
Closed-end Funds	994	-	-	994
Total investments in securities	29,704	-	-	29,704
Total assets at fair value	$63,724	$-	$-	$63,724

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2017 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2017
Cash equivalents	$17,475	$-	$-	$17,475
Investments in securities:
AFS - Common stocks	36,637	-	-	36,637
AFS - Closed-end Funds	108	-	-	108
Trading - Common stocks	34	-	-	34
Trading - Mutual funds	11	-	-	11
Total investments in securities	36,790	-	-	36,790
Total assets at fair value	$54,265	$-	$-	$54,265

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2017 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2017
Cash equivalents	$60,702	$-	$-	$60,702
Investments in securities:
AFS - Common stocks	41,315	-	-	41,315
AFS - Closed-end Funds	114	-	-	114
US Government Obligations	59,954	-	-	59,954
Trading - Common stocks	31	-	-	31
Trading - Mutual Funds	11	-	-	11
Total investments in securities	101,425	-	-	101,425
Total assets at fair value	$162,127	$-	$-	$162,127

During the quarters ended September 30, 2018 and 2017, there were no transfers between any Level 1 and Level 2 holdings, or between Level 1 and Level 3 holdings.

E. Income Taxes

The effective tax rate (“ETR”) for the three months ended September 30, 2018 and September 30, 2017 was 24.6% and 18.8%, respectively. The ETR for the nine months ended September 30, 2018 and September 30, 2017 was 24.3% and 34.4%, respectively.

The third quarter 2017 ETR benefited from the reversal of certain tax accruals totaling $3.6 million due to a change in accounting estimate.  Absent this reversal the ETR was 36.2%.

The decline in the nine month ETR is almost exclusively due to the lower Federal tax rate under the Tax Cuts and Jobs Act which lowered our Federal tax rate from 35% to 21%, effective January 1, 2018.

F. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$35,016	$16,600	$93,859	$64,314
Weighted average shares outstanding	28,677	28,926	28,789	28,930

Basic net income per share attributable to GAMCO
Investors, Inc.'s shareholders	$1.22	$0.57	$3.26	$2.22

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$35,016	$16,600	$93,859	$64,314
Add interest on convertible note, net of management fee and taxes	-	696	-	2,192
Total income attributable to GAMCO Investors, Inc.'s shareholders	$35,016	$17,296	$93,859	$66,506

Weighted average share outstanding	28,677	28,926	28,789	28,930
Restricted stock awards	62	247	35	214
Assumed conversion of convertible note	-	2,000	-	2,000
Total	28,739	31,173	28,824	31,144

Diluted net income per share attributable to GAMCO
Investors, Inc.'s shareholders	$1.22	$0.55	$3.26	$2.14

G. Debt

Debt consists of the following:

	September 30, 2018		December 31, 2017		September 30, 2017
	Carrying	Fair Value	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2	Value	Level 2
(In thousands)
4.5 % Convertible note	$-	-	$-	$-	$109,862	$111,574
AC 4% PIK Note	-	-	50,000	50,572	70,000	71,755
AC 1.6% Note	-	-	15,000	14,972	-	-
5.875% Senior notes	24,162	23,217	24,144	24,543	24,138	24,748
Total	$24,162	$23,217	$89,144	$90,087	$204,000	$208,077

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

During the three and nine months ended September 30, 2018, the Company prepaid $20 million and $50 million, respectively, of principal of the AC 4% PIK Note against the principal amount due on November 30, 2020.  The AC 4% PIK Note was fully repaid on August 28, 2018.  During the three and nine months ended September 30, 2017, the Company prepaid $10 million and $30 million, respectively, of principal of the AC 4% PIK Note.

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

At September 30, 2018, December 31, 2017 and September 30, 2017, the debt was recorded at its face value, net of issuance costs, of $24.2 million, $24.1 million and $24.1 million, respectively.

The Company’s debt, which is a Level 2 valuation, is carried at amortized cost on the condensed consolidated statements of financial position.  The Company has not elected the fair value option for its debt, and, therefore, the provisions of ASU 2016-01 (adopted by the Company on January 1, 2018) related to instrument-specific credit risk are not applicable.

H. Stockholders’ Equity

Shares outstanding were 29.1 million, 29.0 million and 29.2 million on September 30, 2018, December 31, 2017 and September 30, 2017, respectively.

Dividends

	Record	Payment
	Date	Date	Amount

Three months ended March 31, 2018	March 13, 2018	March 27, 2018	$0.02
Three months ended June 30, 2018	June 18, 2018	July 2, 2018	0.02
Three months ended September 30, 2018	September 10, 2018	September 25, 2018	0.02
Nine months ended September 30, 2018			$0.06

Three months ended March 31, 2017	March 14, 2017	March 28, 2017	$0.02
Three months ended June 30, 2017	June 27, 2017	July 11, 2017	0.02
Three months ended September 30, 2017	September 12, 2017	September 26, 2017	0.02
Nine months ended September 30, 2017			$0.06

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

As of December 31, 2017 and September 30, 2017, there were 19,400 RSA shares and 164,050 RSA shares outstanding, respectively, that were previously issued at an average weighted grant price of $65.67 and $66.84, respectively. These RSA grants occurred prior to the spin-off of Associated Capital (“AC”).  All of these RSAs vested prior to March 31, 2018.  On April 4, 2018, 270,500 RSAs were issued at a grant price of $24.77.  On August 7, 2018, 162,450 RSAs were issued at a grant price of $25.16.  On September 17, 2018, 5,000 RSAs were issued at a grant price of $25.74.  As of September 30, 2018, there were 434,750 of these RSA shares outstanding with a weighted average grant price of $24.93.  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee. This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings (deficit) on the declaration date.

On January 5, 2018, the Compensation Committee of GBL accelerated the vesting relating to the remaining 19,400 RSAs outstanding.  As a result, GBL recorded an incremental $0.2 million of stock-based compensation expense during the first nine months of 2018.

ASU 2016-09, which was issued in March 2016 and became effective for interim and annual reporting periods beginning after December 15, 2016, simplifies several aspects of accounting for employee share-based payment transactions.  Upon adoption of ASU 2016-09 on January 1, 2017, the Company elected not to change its accounting policy on forfeitures and continue to estimate forfeitures rather than accounting for forfeitures as they occur, an alternative allowed under ASU 2016-09.  The Company’s accounting treatment for excess tax benefits or tax deficiencies also changed with the adoption of ASU 2016-09 on January 1, 2017. Excess tax benefits or tax deficiencies are now required to be recorded within the income tax expense line in the consolidated statement of income rather than to additional paid-in capital within the condensed consolidated statement of financial condition.  During the nine months ended September 30, 2018, the Company reduced previously recorded tax benefits relating to RSA expense by $0.1 million on RSAs that vested.  There were no RSAs that vested for the three months ended September 30, 2018.

On June 1, 2017, the Compensation Committee of AC accelerated the vesting of all 420,240 AC RSAs outstanding effective June 15, 2017.  As a result, GBL recorded an incremental $3.7 million of stock-based compensation for the nine months ended September 30, 2017.  This amount related to GBL teammates who held AC RSAs.

For the three months ended September 30, 2018 and September 30, 2017, we recognized stock-based compensation expense of $0.5 million and $2.1 million, respectively.  For the nine months ended September 30, 2018 and September 30, 2017, we recognized stock-based compensation expense of $1.0 million and $7.2 million, respectively.  The 2017 nine month amounts include the $3.7 million related to the AC RSAs’ accelerated vesting mentioned above.

Actual and projected stock-based compensation expense for RSA shares for the years ended December 31, 2017 through December 31, 2023 is as follows (in thousands):

	2017	2018	2019	2020	2021	2022	2023
Q1	$699	$187	$572	$572	$572	$329	$329
Q2	4,381	351	572	572	423	329	128
Q3	2,103	496	572	572	361	329	43
Q4	1,488	572	572	572	329	329	-
Full Year	$8,671	$1,606	$2,288	$2,288	$1,685	$1,316	$500

The total compensation costs related to non-vested RSAs not yet recognized is approximately $8.6 million as of September 30, 2018.

Stock Repurchase Program

In March 1999, GAMCO’s Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  For the three and nine months ended September 30, 2018, the Company repurchased 86,333 shares and 342,856 shares, respectively, at an average price per share of $25.99 and $26.52, respectively.  From the inception of the program through the November 30, 2015 spin-off of AC, 9,539,253 shares were repurchased.  From the spin-off date through September 30, 2018, 1,189,469 shares have been repurchased at an average price of $29.10 per share.  At September 30, 2018, the total shares available under the program to be repurchased in the future were 941,949.

Shelf Registration

On April 23, 2018, the Securities and Exchange Commission (“SEC”) declared effective the “shelf” registration statement filed by the Company.  The “shelf” provides the Company with the flexibility of issuing any combination of senior and subordinated debt securities, convertible securities and common and preferred securities up to a total amount of $500 million.   As of September 30, 2018, $500 million is available on the shelf.

I. Identifiable Intangible Assets

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets in the condensed consolidated statements of financial condition at September 30, 2018, December 31, 2017 and September 30, 2017. The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2019. As a result of becoming the advisor to the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million within other assets in the condensed consolidated statement of financial condition at September 30, 2018, December 31, 2017 and September 30, 2017.  The advisory contracts for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. are next up for renewal in August 2019. The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant. There were no indicators of impairment for the three months ended September 30, 2018 or September 30, 2017, and as such there was no impairment analysis performed or charge recorded.

J. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exists losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at September 30, 2018.

K. Related Party Transactions

On February 23, 2018, the Chief Executive Officer of the Company elected to waive all of his compensation that he would have otherwise been entitled to for the period of March 1, 2018 through December 31, 2018.  For the three and nine months ended September 30, 2018, the waiver reduced compensation by $14.4 million and $33.5 million, respectively, and management fee by $3.3 million and $8.0 million, respectively.  No projection can be reasonably provided as to the amount of compensation foregone by the waiver for October 1, 2018 through December 31, 2018 as the entirety of the CEO’s compensation is variably based.

L. Subsequent Events

On October 29, 2018, AC completed an exchange offer with respect to its Class A shares.  Tendering shareholders received 1.9 GAMCO Class A shares for each AC Class A share that they tendered, together with cash in lieu of any fractional share.  There were approximately 370,000 AC Class A shares tendered and accepted by AC.  AC delivered approximately 710,000 GAMCO Class A shares that they held to the tendering shareholders.  After the exchange, AC and its subsidiaries own 3.2 million shares of our Class A Stock, representing approximately 2% of the combined voting power and 10% of the outstanding shares of our common stock.

On November 6, 2018, the Board of Directors declared its regular quarterly dividend of $0.02 per share to all of its shareholders, payable on January 15, 2019 to shareholders of record on January 2, 2019.

On November 6, 2018, the Board of Directors authorized an additional $0.20 per share charitable contribution under our existing Shareholder Designated Charitable Contribution program.  Registered holders of record as of December 31, 2018 will be eligible to participate.  Since the inception of the program, GAMCO has donated $22 million to over 150 different charities on behalf of its shareholders.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Overview

GAMCO, through the Gabelli brand, well known for its Private Market Value (PMV) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to open-end funds, closed-end funds, Exchange Traded Managed Funds (“ETMFs”), and institutional and private wealth management investors principally in the United States.  Through G.distributors, LLC (“G.distributors”), we provide distribution for open-end funds and ETMFs.  We generally manage assets on a fully discretionary basis and invest in a variety of U.S. and international securities through various investment styles including value, growth, non-market correlated, and convertible securities.  Our revenues are based primarily on the Company’s levels of assets under management and fees associated with our various investment products.

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

Assets under management (“AUM”) were $40.6 billion as of September 30, 2018, a decline of $0.1 billion, or 0.2%, from the June 30, 2018 AUM of $40.7 billion and a decrease of $2.5 billion, or 5.7% from the September 30, 2017 AUM of $43.1 billion.  The third quarter 2018 activity consisted of net cash outflows of $1.1 billion and recurring distributions, net of reinvestments, from open-end and closed-end funds of $147 million mostly offset by $1.2 billion of market appreciation.  Average total AUM was $41.0 billion in the 2018 quarter versus $42.3 billion in the prior year period, a decrease of 3.1%.

In addition to management fees, we earn incentive fees for certain institutional client assets, certain assets attributable to preferred issues of our closed-end funds, and two closed-end funds.  As of September 30, 2018, assets under management with incentive based fees were $2.2 billion, $0.8 billion less than the $3.0 billion on September 30, 2017.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 3rd Quarter 2018

				Fund
		Market		distributions,
	June 30,	appreciation/	Net cash	net of	September 30,
	2018	(depreciation)	flows	reinvestments	2018
Equities:
Open-end Funds	$12,906	$480	$(566)	$(21)	$12,799
Closed-end Funds	7,778	252	(9)	(126)	7,895
Institutional & PWM - direct	11,982	418	(460)	-	11,940
Institutional & PWM - sub-advisory	5,459	55	(80)	-	5,434
SICAV	559	1	(12)	-	548
Total Equities	38,684	1,206	(1,127)	(147)	38,616
Fixed Income:
100% U.S. Treasury Fund	1,961	10	33	-	2,004
Institutional & PWM	26	-	-	-	26
Total Fixed Income	1,987	10	33	-	2,030
Total Assets Under Management	$40,671	$1,216	$(1,094)	$(147)	$40,646

Table II: Fund Flows - Year to date September 2018

				Fund
		Market		distributions,
	December 31,	appreciation/	Net cash	net of	September 30,
	2017	(depreciation)	flows	reinvestments	2018
Equities:
Open-end Funds	$13,747	$503	$(1,413)	$(38)	$12,799
Closed-end Funds	8,053	269	(47)	(380)	7,895
Institutional & PWM - direct	13,420	227	(1,707)	-	11,940
Institutional & PWM - sub-advisory	5,432	122	(120)	-	5,434
SICAV	510	(14)	52	-	548
Total Equities	41,162	1,107	(3,235)	(418)	38,616
Fixed Income:
100% U.S. Treasury Fund	1,870	24	110	-	2,004
Institutional & PWM	31	1	(6)	-	26
Total Fixed Income	1,901	25	104	-	2,030
Total Assets Under Management	$43,063	$1,132	$(3,131)	$(418)	$40,646

Table III: Assets Under Management by Quarter

				% Change From
	September 30,	December 31,	September 30,	December 31,	September 30,
	2018	2017	2017	2017	2017
Equities:
Open-end Funds	$12,799	$13,747	$13,762	(6.9%)	(7.0%)
Closed-end Funds	7,895	8,053	7,668	(2.0)	3.0
Institutional & PWM - direct	11,940	13,420	13,893	(11.0)	(14.1)
Institutional & PWM - sub-advisory	5,434	5,432	5,346	0.0	1.6
SICAV	548	510	504	7.5	8.7
Total Equities	38,616	41,162	41,173	(6.2)	(6.2)
Fixed Income:
100% U.S. Treasury Fund	2,004	1,870	1,890	7.2	6.0
Institutional & PWM	26	31	26	(16.1)	-
Total Fixed Income	2,030	1,901	1,916	6.8	5.9
Total Assets Under Management	$40,646	$43,063	$43,089	(5.6%)	(5.7%)
Institutional & PWM - direct includes $324 million, $261 million and $280 million of Money Market Fund AUM at September 30, 2018, December 31, 2017 and September 30, 2017, respectively.

DEFERRED COMPENSATION

As previously disclosed, the Company has deferred the cash compensation of the Chief Executive Officer relating to all of 2016 (“2016 DCCA”), the first half of 2017 (“First Half 2017 DCCA”), and the fourth quarter of 2017 (“Fourth Quarter 2017 DCCA”) to provide the Company with flexibility to pay down debt and enhance our ability to execute lift-outs, make acquisitions, and seed new products.  We have made substantial progress toward this objective, having reduced our debt since the November 2015 spin-off of AC, resulting in Standard & Poor’s July 2018 reaffirmation of our investment grade rating of BBB- and stable outlook.

Notwithstanding its ability to settle these agreements in stock, GAMCO currently intends to make cash payments to Mr. Gabelli on the respective vesting dates.  While the agreements did not change Mr. Gabelli’s compensation, generally accepted accounting principles (“GAAP”) reporting for his compensation did change due to the ratable vesting.

The DCCAs defer the Chief Executive Officer’s compensation expense by amortizing it over each DCCA’s respective vesting period.  The Chief Executive Officer is not entitled to receive the compensation until the end of the vesting period, so GAAP specify this treatment of the expense.  The 2016 DCCA is expensed ratably over 4 years, the First Half 2017 DCCA was expensed ratably over 18 months, and the Fourth Quarter 2017 DCCA is expensed ratably over 18 months.

Because the GAAP reporting of the DCCAs granted to the CEO tracks vesting, compensation expense and management fee expense in the year of grant is lower than compensation expense and management fee expense in future periods to the extent that future periods contain the vesting of the prior year’s DCCA compensation in addition to normal non-deferred compensation for the current year period.  In 2016, the full amount of the compensation was deferred, and expense was recorded for the 25% vesting in that year.  In the first six months of 2017, the ratable vesting continued for the 2016 compensation, and the new First Half 2017 DCCA grant resulted in compensation for the first six months of 2017 being deferred and expense being recorded for 33% vesting in that period.  The CEO’s third quarter 2017 compensation was not deferred so 100% of the CEO’s compensation for that period was recorded together with the ratable portions of the vestings of the 2016 DCCA and the First Half 2017 DCCA.  This results in a compounding effect in future periods when non-deferred current period compensation and prior period deferred compensation is ratably vested.  On May 23, 2018, the CEO waived receipt of $6 million of the First Half 2017 DCCA, and a reduction in expense was recognized in the nine months ended September 30, 2018.  On July 2, 2018, the First Half 2017 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $28.3 million was made to the CEO.

Accordingly, this vesting schedule resulted in a $9.5 million decrease in compensation expense in the third quarter 2018 versus the comparable 2017 period’s amounts as well as a $0.1 million decrease in management fee expense in the third quarter 2018 as compared to the 2017 period’s amounts.

The following tables show the amortization and EPS impact of the DCCAs by quarter.  The amortization amount of future periods assumes that the stock price of GBL is unchanged from September 30, 2018.

Amortization by quarter (increase / (decrease)):					EPS impact by quarter:
	2017	2018	2019	2020		2017	2018	2019	2020
	(amounts in thousands)
Q1	$(8,126)	$979	$4,204	$-	Q1	$0.16	$(0.03)	$0.10	$-
Q2	(7,389)	11,232	2,823	-	Q2	0.15	(0.29)	0.07	-
Q3	9,805	183	2,823	-	Q3	(0.20)	-	0.07	-
Q4	(1,857)	4,204	2,823	-	Q4	0.04	0.11	0.07	-
Year	$(7,567)	$16,598	$12,673	$-	Year	$0.15	$(0.21)	$0.31	$-

The GAAP based balance sheets are also impacted as only the vested portion of the compensation subject to the DCCAs is included in compensation payable.  At September 30, 2018, the amount of unrecognized compensation was $21.1 million.

The following tables show a reconciliation of our results for the three and nine months ended September, 30 2018 and 2017 and our balance sheet at September 30, 2018 between the GAAP basis and a non-GAAP adjusted basis as if all of the 2016 DCCA, the First Half 2017 DCCA, and the Fourth Quarter 2017 DCCA expense were recognized in 2016, 2017 and 2018, respectively, without regard to the vesting schedule.  We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.  These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing results with prior period results, and to enable more appropriate comparisons with industry peers.  However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies.  The following schedules reconcile U.S. GAAP financial measures to non-GAAP measures for the three and nine months ended September 30, 2018 and 2017 as well as at September 30, 2018.

	Three Months Ended September 30, 2018
		Impact of	Impact of
	Reported	Fourth Quarter	First Half	Impact of
	GAAP	2017 DCCA	2017 DCCA	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$75,934	$-	$-	$-	$75,934
Distribution fees and other income	9,854	-	-	-	9,854
Total revenues	85,788	-	-	-	85,788
Expenses
Compensation	17,562	(766)	(441)	2,474	18,829
Management fee	1,449	(419)	-	(1,030)	-
Distribution costs	9,819	-	-	-	9,819
Other operating expenses	5,258	-	-	-	5,258
Total expenses	34,088	(1,185)	(441)	1,444	33,906

Operating income	51,700	1,185	441	(1,444)	51,882
Other income (expense)
Net gain (loss) from investments	(4,328)	-	-	-	(4,328)
Interest and dividend income	531	-	-	-	531
Interest expense	(759)	-	-	-	(759)
Shareholder-designated contribution	(708)	-	-	-	(708)
Total other expense, net	(5,264)	-	-	-	(5,264)
Income before income taxes	46,436	1,185	441	(1,444)	46,618
Income tax provision	11,420	296	110	(361)	11,465
Net income attributable to GAMCO Investors, Inc.'s shareholders	$35,016	$889	$331	$(1,083)	$35,153

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.22	$0.03	$0.01	$(0.04)	$1.23
Diluted	$1.22	$0.03	$0.01	$(0.04)	$1.22

	Three Months Ended September 30, 2017
		Impact of
	Reported	First Half	Impact of
	GAAP	2017 DCCA	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$77,328	$-	$-	$77,328
Distribution fees and other income	11,013	-	-	11,013
Total revenues	88,341	-	-	88,341
Expenses
Compensation	42,919	(4,816)	(3,415)	34,688
Management fee	4,935	(886)	(688)	3,361
Distribution costs	11,665	-	-	11,665
Other operating expenses	5,429	-	-	5,429
Total expenses	64,948	(5,702)	(4,103)	55,143

Operating income	23,393	5,702	4,103	33,198
Other income (expense)
Net gain from investments	2,841	-	-	2,841
Interest and dividend income	745	-	-	745
Interest expense	(2,688)	-	-	(2,688)
Shareholder-designated contribution	(3,857)	-	-	(3,857)
Total other expense, net	(2,959)	-	-	(2,959)
Income before income taxes	20,434	5,702	4,103	30,239
Income tax provision	3,834	2,167	1,559	7,560
Net income attributable to GAMCO Investors, Inc.'s shareholders	$16,600	$3,535	$2,544	$22,679

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$0.57	$0.12	$0.09	$0.78
Diluted	$0.55	$0.11	$0.08	$0.75

	Nine Months Ended September 30, 2018
		Impact of	Impact of
	Reported	Fourth Quarter	First Half	Impact of
	GAAP	2017 DCCA	2017 DCCA	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$230,616	$-	$-	$-	$230,616
Distribution fees and other income	29,862	-	-	-	29,862
Total revenues	260,478	-	-	-	260,478
Expenses
Compensation	72,464	(4,446)	(2,335)	135	65,818
Management fee	7,565	(1,257)	(1,401)	(3,090)	1,817
Distribution costs	29,875	-	-	-	29,875
Other operating expenses	16,245	-	-	-	16,245
Total expenses	126,149	(5,703)	(3,736)	(2,955)	113,755

Operating income	134,329	5,703	3,736	2,955	146,723
Other income (expense)
Net gain (loss) from investments	(8,090)	-	-	-	(8,090)
Interest and dividend income	1,549	-	-	-	1,549
Interest expense	(2,881)	-	-	-	(2,881)
Shareholder-designated contribution	(884)	-	-	-	(884)
Total other expense, net	(10,306)	-	-	-	(10,306)
Income before income taxes	124,023	5,703	3,736	2,955	136,417
Income tax provision	30,164	1,426	934	738	33,262
Net income attributable to GAMCO Investors, Inc.'s shareholders	$93,859	$4,277	$2,802	$2,217	$103,155

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$3.26	$0.15	$0.10	$0.08	$3.58
Diluted	$3.26	$0.15	$0.10	$0.08	$3.58

	Nine Months Ended September 30, 2017
		Impact of
	Reported	First Half	Impact of
	GAAP	2017 DCCA	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$228,942	$-	$-	$228,942
Distribution fees and other income	32,916	-	-	32,916
Total revenues	261,858	-	-	261,858
Expenses
Compensation	97,634	14,390	(9,174)	102,850
Management fee	9,455	2,666	(2,172)	9,949
Distribution costs	33,373	-	-	33,373
Other operating expenses	15,900	-	-	15,900
Total expenses	156,362	17,056	(11,346)	162,072

Operating income	105,496	(17,056)	11,346	99,786
Other income (expense)
Net gain from investments	2,867	-	-	2,867
Interest and dividend income	1,765	-	-	1,765
Interest expense	(8,269)	-	-	(8,269)
Shareholder-designated contribution	(3,857)	-	-	(3,857)
Total other expense, net	(7,494)	-	-	(7,494)
Income before income taxes	98,002	(17,056)	11,346	92,292
Income tax provision	33,688	(6,594)	4,350	31,444
Net income attributable to GAMCO Investors, Inc.'s shareholders	$64,314	$(10,462)	$6,996	$60,848

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$2.22	$(0.36)	$0.24	$2.10
Diluted	$2.14	$(0.34)	$0.22	$2.02

	September 30, 2018
		Impact of
	Reported	Fourth Quarter	Impact of
	GAAP	2017 DCCA	2016 DCCA	Non-GAAP
ASSETS
Cash and cash equivalents	$34,334	$-	$-	$34,334
Investments in securities	29,704	-	-	29,704
Receivable from brokers	2,654	-	-	2,654
Investment advisory fees receivable	25,010	-	-	25,010
Receivable from affiliates	4,531	-	-	4,531
Deferred tax asset and income tax receivable	11,532	1,036	4,235	16,803
Other assets	10,692	-	-	10,692
Total assets	$118,457	$1,036	$4,235	$123,728

LIABILITIES AND EQUITY
Payable to brokers	-	-	-	-
Income taxes payable and deferred tax liabilities	3,555	-	-	3,555
Capital lease obligation	4,834	-	-	4,834
Compensation payable	70,385	4,143	16,941	91,469
Payable to affiliates	140	-	-	140
Accrued expenses and other liabilities	27,571	-	-	27,571
Sub-total	106,485	4,143	16,941	127,569

5.875% Senior notes (due June 1, 2021)	24,162	-	-	24,162
Total liabilities	130,647	4,143	16,941	151,731

Equity
GAMCO Investors, Inc. stockholders' equity
Class A Common Stock	14	-	-	14
Class B Common Stock	19	-	-	19
Additional paid-in capital	13,614	-	-	13,614
Retained earnings (deficit)	260,171	(3,107)	(12,706)	244,358
Accumulated other comprehensive income	(218)	-	-	(218)
Treasury stock, at cost	(285,790)	-	-	(285,790)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	(12,190)	(3,107)	(12,706)	(28,003)
Total liabilities and equity	$118,457	$1,036	$4,235	$123,728

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared To Three Months Ended September 30, 2017

(Unaudited; in thousands, except per share data)
	2018	2017
Revenues
Investment advisory and incentive fees	$75,934	$77,328
Distribution fees and other income	9,854	11,013
Total revenues	85,788	88,341
Expenses
Compensation	17,562	42,919
Management fee	1,449	4,935
Distribution costs	9,819	11,665
Other operating expenses	5,258	5,429
Total expenses	34,088	64,948
Operating income	51,700	23,393
Other income (expense)
Net gain (loss) from trading securities	(4,328)	2,841
Interest and dividend income	531	745
Interest expense	(759)	(2,688)
Shareholder-designated contribution	(708)	(3,857)
Total other expense, net	(5,264)	(2,959)
Income before income taxes	46,436	20,434
Income tax provision	11,420	3,834
Net income attributable to GAMCO Investors, Inc.'s shareholders	$35,016	$16,600

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$1.22	$0.57

Diluted	$1.22	$0.55

Overview

Net income for the quarter was $35.0 million, or $1.22 per fully diluted share, versus $16.6 million, or $0.55 per fully diluted share, in the prior year’s quarter.  The quarter to quarter comparison was impacted by lower revenues and higher other expense, net partially offset by lower variable compensation.

Revenues

Investment advisory and incentive fees for the third quarter 2018 were $75.9 million, 1.8% lower than the 2017 comparative figure of $77.3 million.  Open-end fund revenues decreased by 1.1% to $32.7 million from $33.8 million in the third quarter of 2017.  Our closed-end fund revenues increased 6.8% to $17.3 million in the third quarter 2018 from $16.2 million in 2017.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, declined $1.7 million to $24.3 million from $26.0 million in the third quarter of 2017.  There were no incentive fees earned during the third quarters of 2018 and 2017.  We recognize incentive fees only when the earning period for them is complete.  Revenues relating to the SICAV were $1.7 million in the third quarter of 2018 versus $1.3 million in the third quarter of 2017.

Open-end fund distribution fees and other income were $9.9 million for the third quarter 2018, a decrease of $1.1 million or 10.0% from $11.0 million in the prior year period, primarily due to lower average AUM in open-end equity funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $17.6 million or 59.0% lower than prior year compensation costs of $42.9 million.  The amortization of the DCCAs resulted in a $9.5 million decrease year over year.  This decrease in expense was also affected by the CEO’s waiver of his compensation for March 1, 2018 to December 31, 2018 which reduced third quarter of 2018 compensation expense by $14.4 million.

The remainder of the quarter over quarter decrease was comprised of a $1.6 million decrease in stock compensation expense, a $1.2 million decrease in variable compensation offset slightly by a $1.4 million increase in fixed compensation.

Management fee expense, which is wholly variable and based on pretax income, decreased to $1.4 million in the third quarter of 2018 from $4.9 million in the 2017 period.  This decrease is primarily due to the CEO waiver and the accounting for the vesting of the DCCAs.  The CEO waiver reduced management fee expense by $3.6 million in the third quarter of 2018.  The DCCAs affected management fee expense, which is part of the CEO’s DCCAs, in a fashion similar to the compensation expense with the vesting schedule resulting in a $0.1 million increase in management fee expense in the third quarter 2018 as compared with the third quarter 2017.

Distribution costs were $9.8 million, a decrease of $1.9 million or 16.2% from $11.7 million in the prior year’s period.  $1.1 million of this decrease related to the costs incurred in the third quarter of 2017 launch of the Gabelli Merger Plus+ Trust (LSE: GMP).

Other operating expenses were $5.3 million in the third quarter of 2018, a decrease of $0.1 million, or 1.9%, from $5.4 million in the third quarter of 2017.

Operating income for the third quarter of 2018 was $51.7 million, an increase of $28.3 million, or 120.9%, from the $23.4 million in the third quarter of 2017.  Operating income, as a percentage of revenues, was 60.3% in the 2018 quarter as compared to 26.5% in the 2017 quarter.

Other income (expense)

Total other income (expense), net was expense of $5.3 million for the third quarter 2018 versus an expense of $3.0 million in the prior year’s quarter.  Net losses from investments were $4.3 million in the third quarter of 2018 versus gains of $2.8 million in the third quarter of 2017.  The losses in the third quarter of 2018 include $4.3 million for securities which were carried as AFS securities (with gains and losses through other comprehensive income) prior to the adoption of ASU 2016-01 on January 1, 2018.  Interest and dividend income decreased to $0.5 million from $0.7 million in the 2017 quarter.  Interest expense was $0.8 million in the third quarter of 2018 versus $2.7 million in the third quarter of 2017.

We donated securities of $0.7 million and $3.9 million during the third quarters of 2018 and 2017, respectively, to fund our $0.20 per share Shareholder Designated Charitable Contribution program that was completed in August 2018.

The effective tax rates (“ETR”) for the three months ended September 30, 2018 and September 30, 2017 were 24.6% and 18.8%, respectively.  The 2017 quarter’s ETR benefited from the reversal of certain tax accruals totaling $3.6 million.  Absent this reversal, the ETR for the third quarter of 2017 was 36.2%.  The decline from the third quarter 2017 adjusted ETR of 36.2% to the third quarter 2018 ETR of 24.6% is almost exclusively due to the lower Federal tax rate under the Tax Cuts and Jobs Act which lowered our Federal tax rate from 35% to 21%, effective January 1, 2018.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2018 Compared To Nine Months Ended September 30, 2017

(Unaudited; in thousands, except per share data)
	2018	2017
Revenues
Investment advisory and incentive fees	$230,616	$228,942
Distribution fees and other income	29,862	32,916
Total revenues	260,478	261,858
Expenses
Compensation	72,464	97,634
Management fee	7,565	9,455
Distribution costs	29,875	33,373
Other operating expenses	16,245	15,900
Total expenses	126,149	156,362
Operating income	134,329	105,496
Other income (expense)
Net gain (loss) from trading securities	(8,090)	2,867
Interest and dividend income	1,549	1,765
Interest expense	(2,881)	(8,269)
Shareholder-designated contribution	(884)	(3,857)
Total other expense, net	(10,306)	(7,494)
Income before income taxes	124,023	98,002
Income tax provision	30,164	33,688
Net income attributable to GAMCO Investors, Inc.'s shareholders	$93,859	$64,314

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$3.26	$2.22

Diluted	$3.26	$2.14

Overview

Net income for the first nine months was $93.9 million, or $3.26 per fully diluted share, versus $64.3 million, or $2.14 per fully diluted share, in the prior year’s quarter.  The period to period comparison was impacted by lower variable compensation expense, and lower income tax expense partially offset by lower revenues and higher other expense, net.

Revenues

Investment advisory and incentive fees for the nine months ended September 30, 2018 were $230.6 million, 0.7% higher than the 2017 comparative figure of $228.9 million.  Open-end fund revenues decreased by 1.9% to $97.8 million from $99.7 million in the first nine months of 2017.  Our closed-end fund revenues increased 8.4% to $51.4 million in the first nine months of 2018 from $47.4 million in 2017.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, declined $3.3 million to $75.3 million from $78.6 million in the nine months ended September 30, 2017.  Incentive fees earned during the first nine months of 2018 were $1.7 million. There were no incentive fees earned during the first nine months of 2017.  We recognize incentive fees only when the earning period for them is complete.  Revenues relating to the SICAV were $4.4 million in the nine months ended September 30, 2018 versus $3.2 million in the nine months ended September 30, 2017.

Open-end fund distribution fees and other income were $29.9 million for the first nine months of 2018, a decrease of $3.0 million or 9.1% from $32.9 million in the prior year period, primarily due to lower average AUM in open-end equity funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $72.5 million or 25.7% lower than prior year compensation costs of $97.6 million.   The CEO’s waiver of his compensation for March 1, 2018 to December 31, 2018 reduced first nine months of 2018 compensation expense by $33.5 million.  This decrease was lessened by the amortization of the DCCAs, net of the DCCA waiver in 2018, which resulted in an increase of $11.9 million in expense.

The remainder of the period over period increase was comprised of a $3.8 million increase in fixed compensation, a $6.1 million decrease in stock compensation expense, and a $1.2 million reduction in variable compensation.

Management fee expense, which is wholly variable and based on pretax income, decreased to $7.6 million in the nine months ended September 30, 2018 from $9.5 million in the 2017 period.  This decrease is primarily due to the CEO’s waiver in 2018.  The CEO waiver reduced management fee expense by $8.0 million in the first nine months of 2018.  The DCCAs affected management fee expense, which is part of the CEO’s DCCAs, in a fashion similar to the compensation expense with the vesting schedule resulting in a $6.1 million increase in management fee expense in the 2018 period as compared with the 2017 period.

Distribution costs were $29.9 million, a decrease of $3.5 million or 10.5% from $33.4 million in the prior year’s period.  $1.1 million of this decrease related to the costs incurred in the third quarter of 2017 launch of the Gabelli Merger Plus+ Trust (LSE: GMP).

Other operating expenses were $16.2 million in the nine months ended September 30, 2018, an increase of $0.3 million, or 1.9%, from $15.9 million in the comparable 2017 period.

Operating income for the first nine months of 2018 was $134.3 million, an increase of $28.8 million, or 27.3%, from the $105.5 million in the first nine months of 2017.  Operating income, as a percentage of revenues, was 51.6% in the 2018 period as compared to 40.3% in the 2017 period.

Other expense

Total other expense, net was an expense of $10.3 million for the first nine months of 2018 versus an expense of $7.5 million in the prior year’s period.  Net losses from investments were $8.1 million in the nine months ended September 30, 2018 versus gains of $2.9 million in the first nine months of 2017.  The losses in the first nine months of 2018 include $8.0 million for securities which were carried as AFS securities (with gains and losses through other comprehensive income) prior to the adoption of ASU 2016-01 on January 1, 2018.  Interest and dividend income was lower at $1.5 million compared to $1.8 million for the year’s period.  Interest expense was $2.9 million in the first nine months of 2018 versus $8.3 million in the first nine months of 2017.

We donated securities of $0.9 million and $3.9 million during the nine months ended September 30, 2018 and 2017, respectively, to fund our $0.20 per share Shareholder Designated Charitable Contribution program that was completed in August 2018.

The ETR for the nine months ended September 30, 2018 and September 30, 2017 were 24.3% and 34.4%, respectively.  The decline in the ETR is almost exclusively due to the lower Federal tax rate under the Tax Cuts and Jobs Act which lowered our Federal tax rate from 35% to 21%, effective January 1, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments and securities held for investment purposes.  Cash and cash equivalents are comprised primarily of 100% U.S. Treasury money market funds managed by GAMCO.

Summary cash flow data is as follows:

	Nine months ended
	September 30,
	2018	2017
Cash flows provided by/(used in) operations :	(in thousands)
Operating activities	$107,123	$65,229
Investing activities	-	(3,611)
Financing activities	(90,522)	(40,318)
Increase in cash and cash equivalents from operations	16,601	21,300
Effect of exchange rates on cash and cash equivalents	(88)	(15)
Net increase	16,513	21,285
Cash and cash equivalents at beginning of period	17,821	39,812
Cash and cash equivalents at end of period	$34,334	$61,097

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

On February 23, 2018, the Company announced that its CEO elected to waive all of his compensation that he would otherwise have been entitled to for the period from March 1, 2018 through December 31, 2018.  As a result of this waiver, there was $17.7 million and $41.5 million of compensation and management fee waived by the CEO for the three and nine months ended September 30, 2018, respectively.  Additionally, on May 23, 2018, the CEO waived receipt of $6 million of the First Half 2017 DCCA, and that reduction in expense was included in the nine months ended September 30, 2018.  On July 2, 2018, the First Half 2017 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $28.3 million was made to the CEO.

At September 30, 2018, we had total unrestricted cash and cash equivalents of $34.3 million, an increase of $16.5 million from December 31, 2017 primarily due to the Company’s operating activities described below.  Total debt outstanding at September 30, 2018 was $24.2 million, consisting of 5.875% senior notes due 2021.  It is anticipated that the majority of our free cash flow will go towards servicing the deferred compensation payable in the near future.

For the nine months ended September 30, 2018, cash provided by operating activities was $107.1 million, an increase of $41.9 million from cash provided in the prior year period of $65.2 million.  Cash was provided through a decrease in investments in securities of $66.7 million, an increase in net income of $29.5 million, a decrease in income tax receivable and deferred tax assets of $19.7 million, a decrease in deferred income taxes of $10.9 million, and $2.1 from all other sources.   Reducing cash was a decrease in compensation payable of $53.0 million, a decrease in payable to brokers of $14.1 million, a decrease of $9.3 million in income taxes payable and deferred tax liabilities, a decrease of $6.1 million in stock based compensation expense and an increase in investment advisory fees receivable of $4.5 million.  Cash used in financing activities in the first nine months of 2018 was $90.5 million, including $50.0 million for the partial repurchase of the 4% PIK Note, $25.1 million for margin loan payments, $15.0 million for the repayment of the 1.6% AC Note, $9.1 million paid for the purchase of treasury stock, $2.3 million paid in dividends, and $11.0 million for margin loan borrowings.  There was no cash provided by or used in investing activities for the first nine months of 2018.

For the nine months ended September 30, 2017, cash provided by operating activities was $65.2 million.  Cash used in financing activities in the first nine months of 2017 was $40.3 million.  Cash used in investing activities was $3.6 million for the first nine months of 2017.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

We have one broker-dealer, G.distributors, which is subject to certain net capital requirements.  G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for the broker-dealer at September 30, 2018.  At September 30, 2018, G.distributors had net capital, as defined, of approximately $3.5 million, exceeding the regulatory requirement by approximately $3.3 million.  Net capital requirements for our affiliated broker-dealer may increase in accordance with rules and regulations to the extent they engage in other business activities.

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

With respect to our proprietary investment activities, investments in securities of $29.7 million, $36.8 million and $101.4 million at September 30, 2018, December 31, 2017 and September 30, 2017, respectively, included investments in common stocks of $28.7 million, $36.7 million and $41.3 million, respectively, and investments in closed-end funds of $1.0 million, $0.1 million and $0.1 million, respectively.  Of the $28.7 million, $36.6 million and $41.3 million, invested in common stocks at September 30, 2018, December 31, 2017 and September 30, 2017, respectively, $28.6 million, $36.6 million and $41.3 million, respectively, was related to our investment in Westwood Holdings Group Inc.  Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At September 30, 2018, December 31, 2017 and September 30, 2017, there were no securities sold, not yet purchased.

The following table provides a sensitivity analysis for our investments in equity securities as of September 30, 2018 and December 31, 2017.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At September 30, 2018:
Equity price sensitive investments, at fair value	$29,704	$26,734	$32,674
At December 31, 2017:
Equity price sensitive investments, at fair value	$36,790	$33,111	$40,470

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on the September 30, 2018 cash and cash equivalent balance of $34.3 million, a 1% increase in interest rates would increase our interest income by $0.3 million annually while a 1% decrease would reduce our interest income by $0.3 million annually

Critical Accounting Policies and Estimates

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

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At September 30, 2018, we had equity investments of $29.7 million.  We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  The equity securities investment portfolio is at fair value and will move in line with the equity markets.  The equity securities investment portfolio changes are recorded as net gain (loss) from investments in the condensed consolidated statements of income.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Co-Chief Accounting Officers (“CAOs”), to allow timely decisions regarding required disclosure.  Our CEO and CAOs participated in this evaluation and concluded that, as of the date of September 30, 2018, our disclosure controls and procedures were effective.

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

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at September 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended September 30, 2018:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
7/01/18 - 7/31/18	22,282	$26.77	22,282	395,489
8/01/18 - 8/31/18	38,558	25.81	38,558	967,442
9/01/18 - 9/30/18	25,493	25.56	25,493	941,949
Totals	86,333	$25.99	86,333

In August 2018, the Board of Directors increased the buyback authorization by 610,511 shares of GBL Class A stock.  Our stock repurchase program is not subject to an expiration date.

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

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Principal Financial Officer	Title: Co-Principal Financial Officer

Date: November 6, 2018	Date: November 6, 2018