Form 10-K
period 2018-12-31
GAMCO INVESTORS, INC. ET AL
filed 2019-03-11
CIK 1060349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission file number 001-14761

GAMCO Investors, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4007862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 Greenwich Ave., Greenwich, CT One Corporate Center, Rye, NY	06830 10580-1422
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (203) 629-2726

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $161,467,218.

As of March 1, 2019, 9,886,444 shares of class A common stock and 19,024,117 shares of class B common stock were outstanding. 18,313,741 shares of class B common stock were held by a subsidiary of GGCP, Inc.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement relating to the 2019 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

GAMCO Investors, Inc.

Annual Report on Form 10-K For the Fiscal Year Ended December 31, 2018

Part I
	Item 1	Business	4
		Overview	4
		Business Strategy	6
		Business Description	8
		Assets Under Management	10
		Open-End Fund Distribution	12
		Competition	13
		Intellectual Property	13
		Regulation	13
		Personnel	15
	Item 1A	Risk Factors	15
	Item 1B	Unresolved Staff Comments	23
	Item 2	Properties	23
	Item 3	Legal Proceedings	23
	Item 4	Mine Safety Disclosures	23
Part II
	Item 5	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer
		Purchases of Equity Securities	23
	Item 6	Selected Financial Data	26
	Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	46
	Item 8	Financial Statements and Supplementary Data	46
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	82
	Item 9A	Controls and Procedures	82
	Item 9B	Other Information	82
Part III
	Item 10	Directors, Executive Officers and Corporate Governance	83
	Item 11	Executive Compensation	83
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related
		Stockholder Matters	83
	Item 13	Certain Relationships and Related Transactions, and Director Independence	83
	Item 14	Principal Accountant Fees and Services	83
Part IV
	Item 15	Exhibits, Financial Statement Schedules	84
	Item 16	Form 10-K Summary	87

		Signatures	88
		Power of Attorney	89
		Subsidiaries of GAMCO Investors, Inc.
		Consent of Independent Registered Public Accounting Firm

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
ITEM 1:  BUSINESS

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.,” the “Company,” “GBL,” “Gabelli,” “we,” “us,” and “our” or similar terms are to GAMCO Investors, Inc., its predecessors and its subsidiaries.

Overview

GAMCO Investors, Inc. (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware, is a widely-recognized provider of investment advisory services to open-end funds, closed-end funds, Exchange Traded Managed Funds (“ETMFs”), and institutional and private wealth management investors principally in the United States.   We generally manage assets on a fully discretionary basis and invest in a variety of U.S. and international securities through various investment styles including value, growth, non-market correlated, and convertible securities.  Our revenues are based primarily on the Company’s levels of assets under management (“AUM”) and fees associated with our various investment products.

Since our inception in 1977, we are identified with our research driven approach to equity investing and our proprietary Private Market Value (PMV) with a Catalyst™ investment approach.

As of December 31, 2018, we had $34.4 billion of AUM, of which 94% is invested in equities, principally through our two registered investment advisers: Gabelli Funds, LLC (“Funds Advisor”) and GAMCO Asset Management Inc. (“Institutional and Private Wealth Management”).  G.distributors, LLC (“G.distributors”), our limited purpose broker-dealer subsidiary, acts as an underwriter and distributor of our open-end funds and ETMFs.

Our AUM are organized into three groups:

·
Open and Closed-End Funds: We provide advisory services to twenty-two open-end funds, sixteen closed-end funds and four exchange traded managed funds under the Gabelli, GAMCO and Comstock brands (collectively, the “Funds”).  The Funds had $19.7 billion of AUM on December 31, 2018.  Additionally, we provide administrative services to eleven open-end funds, with AUM of $2.0 billion on December 31, 2018, under the TETON Westwood and Keeley brands.

·
Institutional and Private Wealth Management: We provide advisory services to a broad range of investors, including corporate retirement plans, foundations, endowments, jointly-trusteed plans and public funds, private wealth clients and also serve as sub-advisor to third party investment funds including registered investment companies (“Institutional and Private Wealth Management”).   On December 31, 2018, we had $14.1 billion of Institutional and Private Wealth Management AUM.  Over the last 40 years, the firm has generated over $25.6 billion in investment returns for our institutional and private wealth management clients.

·
SICAV: We provide advisory services to one fund under the GAMCO brand, the GAMCO International SICAV (the “SICAV”).  The SICAV has two sub-fund strategies, the GAMCO Merger Arbitrage Fund and the GAMCO All Cap Value Fund.   The GAMCO Merger Arbitrage strategy is sub-advised by Associated Capital Group, Inc. (“AC”) and had $477 million of AUM at December 31, 2018.  The GAMCO All Cap Value strategy had $30 million of AUM on December 31, 2018.

GBL is a holding company incorporated in April 1998 in advance of our initial public offering (“Offering”) in February 1999.  GGCP Holdings, LLC, a subsidiary of GGCP, Inc. (“GGCP”), which is majority-owned by Mr. Mario J. Gabelli (“Mr. Gabelli”), owns a majority of the outstanding shares of Class B Common Stock (“Class B Stock”) of GBL.  Such ownership represented approximately 91% of the combined voting power of the outstanding common stock and approximately 63% of the equity interest on December 31, 2018.   On December 31, 2018, AC and its subsidiaries, own 3,016,501 shares of Class A Common Stock (“Class A Stock”) representing approximately 10% of the equity interest and approximately 2% of the combined voting power.  AC is majority-owned by GGCP Holdings, LLC.  Accordingly, Mr. Gabelli is deemed to control GBL.

Our executive offices are located at 140 Greenwich Ave., Greenwich, CT, 06830 and One Corporate Center, Rye, New York 10580.  Our telephone number is (203) 629-2726.  We post or provide a link on our website, www.gabelli.com, to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“Commission” or “SEC”): our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  All such filings on our website are available free of charge.

On March 20, 2009, we distributed our ownership in Teton Advisors, Inc. (“Teton”), the advisor to the TETON Westwood funds, to our shareholders.  At the time of the distribution the stock price of Teton was $2.75 per share.  At December 31, 2018 the stock price of Teton was $51.65 per share.

On November 30, 2015 (the “Spin-Off Date”), we distributed our ownership in AC along with certain cash and other assets to our shareholders (the “Spin-off”).  AC owns and operates, directly or indirectly, the alternatives and the institutional research businesses previously owned and operated by GBL.  Subsequent to the Spin-off, GAMCO no longer consolidates the financial results of AC for the purposes of its own financial reporting and the historical financial results of AC have been reflected in the Company’s consolidated financial statements as discontinued operations for 2015 within this report.  Historical AUM have similarly been adjusted to remove AUM managed by AC.  At the time of the distribution, the stock price of AC was $29.50 per share.  At December 31, 2018, the stock price of AC was $35.23 per share.

During 2018, we returned $12.9 million to shareholders through dividends and our stock buyback program.  We paid $2.3 million, or $0.08 per share, in cash dividends to our common shareholders and repurchased 419,995 shares at an average investment of $25.25 per share or $10.6 million.

Since the Offering in February 1999, when GBL shares were sold at $17.50 per share and total shares outstanding were 30 million for a market capitalization of $525 million, we have returned to shareholders $2.0 billion in total, of which $1.0 billion was in the form of spin-offs of AC and Teton, $493.3 million was from dividends and $463.7 million was through stock buybacks.

Environmental, Social & Governance (ESG)

As part of GAMCO’s stewardship of investments on behalf of clients, we have historically viewed Governance, active ownership, proxy voting and engagement as important ways to protect shareholder value.  To that end, the firm has been a leading voice on certain governance matters since May 1988 when it initiated its Magna Carta of Shareholder Rights.  We actively vote our own proxies and regularly file shareholder proposals on issues that we believe increase shareholder value.  Such activity is part of our incorporation of Environmental, Social & Governance (ESG) considerations as long term investors.

Since its formation in April 1989, the Proxy Voting Committee of the Company has formulated guidelines and reviewed proxy statements for the purpose of determining how to vote proxies related to portfolio securities held by our clients.  The main driver of these guidelines is to vote in the best economic interest of our clients.  As we state in our Magna Carta of Shareholder Rights, we are neither for or against management.  We are for shareholders.  We do not consider any issue routine.  We take into consideration all of our research on the company, its directors, and their short and long-term goals for the company.  In cases where issues that we generally do not approve of are combined with other issues, the negative aspects of the issues will be factored into the evaluation of the overall proposals but will not necessitate a vote in opposition to the overall proposals.

Giving Back

Our firm has long held the belief that generating returns for our stakeholders, while important, is not the only factor in measuring our corporate success.  To underscore our principle, we have been involved in the field of responsible investing since 1987.

One of the ways in which we, as a Firm, give back is through our Shareholder Designated Charitable Contribution Program that we established in 2013.  In our program of corporate giving, GAMCO shareholders select which organizations will be recipients of charitable grants.  In May 2018, the Board approved a $0.20 per share designation for shareholders of record on June 30th.  For this distribution a majority of our shareholders registered their shares and we were able to distribute $4.9 million to numerous 501(c)(3) organizations designated by our shareholders.  In November 2018, the Board approved an additional $0.20 per share designation for shareholders of record as of December 31, 2018.  Based on the number of shareholders who qualified for this designation, we expect that we will distribute an additional $4.8 million.  Since the inception of this program our shareholders have designated approximately $27 million to over 150 charities across the United States, which brings the total charitable contributions since our IPO to $52 million.

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

·
Establishing Relationship Offices. We have eight offices including New York, Chicago, Greenwich, London, Morristown, Palm Beach, Reno, and Tokyo.  We will continue to evaluate adding additional offices throughout the world.

·
Incentive Fees. As of December 31, 2018, approximately $1.8 billion of our AUM are managed on a performance fee basis including $661 million of preferred issues of closed-end funds, $507 million of SICAV assets, $315 million in The GDL Fund, $192 million of Institutional and Private Wealth Management assets, and $100 million in the Gabelli Merger Plus+ Trust Plc.

·
Expanding Mutual Fund Distribution.  We continue to expand our distribution network primarily through national and regional brokerage firms and have developed additional classes of shares for most of our mutual funds for sale through these firms and other third party distribution channels.  We have increased our wholesaling efforts to market the multi-class shares, which have been designed to meet the needs of investors who seek advice through financial consultants.  We launched our first actively managed exchange traded managed fund in 2016 (The Gabelli Media Mogul NextSharesTM), our second in 2017 (The Gabelli Food of All Nations NextSharesTM) and two additional funds in 2018 (The Gabelli RBI NextSharesTM and The Gabelli Pet Parents’TM NextSharesTM).

·
Increasing Presence in Private Wealth Management Market.  Our private wealth management business focuses, in general, on serving clients who have established an account relationship of $2.5 million or more with us.  According to industry estimates, the number of households with over $2.5 million in investable assets will continue to grow, subject to ups and downs in the equity and fixed income markets.  With our 41-year history of serving this segment, long-term performance record, customized portfolios tax-sensitive investment strategy, brand name recognition and broad array of product offerings, we believe that we are well-positioned to capitalize on the growth opportunities in this market.

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

·
Capitalizing on Acquisitions, Alliances and Lift-outs.  We intend to selectively and opportunistically pursue acquisitions, alliances and lift-outs that will broaden our product offerings and add new sources of distribution.   In May 2000, we added Comstock Partners Funds, Inc., (renamed Comstock Funds, Inc.).  The Comstock funds are part of our Non-Market Correlated mutual fund product line.  In November 2002, we completed our alliance with Woodland Partners LLC, a Minneapolis-based investment advisor focused on investing in small capitalization companies.  On March 11, 2008, Funds Advisor assumed the role of investment advisor to the AXA Enterprise Mergers and Acquisitions Fund, subsequently renamed Gabelli Enterprise Mergers and Acquisitions Fund, a fund that had been sub-advised by GAMCO since the fund’s inception on February 28, 2001.  On August 1, 2010, the clients of Florida-based NMF Asset Management became part of the Institutional and Private Wealth Management operation of GAMCO Asset Management Inc. (“GAMCO Asset”).  On November 2, 2015, the investment team of Dinsmore Capital, a specialist in convertible bond investing and formerly the manager of The Bancroft Fund and the Ellsworth Growth & Income Fund joined Funds Advisor.  During 2018, the clients of Trevor, Stewart, Burton & Jacobsen and Loeb Partners Corporation joined GAMCO Asset.

We believe that our growth to date is traceable to the following factors:

●
Strong Industry Fundamentals: According to data compiled by the U.S. Federal Reserve, the investment management industry has grown faster than more traditional segments of the financial services industry, including the banking and insurance industries. Since GBL began managing assets for institutional and private wealth management clients in 1977, world equity markets have grown at a 9.6% compound annual growth rate through December 31, 2018 to approximately $69.6 trillion(a).  The U.S. equity market comprises about $26.9 trillion(a) or roughly 39% of world equity markets.  We believe that demographic trends and the growing role of money managers in the placement of capital compared to the traditional role played by banks and life insurance companies will result in continued growth of the investment management industry.

●
Long-Term Performance: We have a superior long-term record of achieving relatively high returns for our Institutional and Private Wealth Management clients.  We believe that our performance record represents a competitive advantage and a recognized component of our franchise.

(a) Source: Birinyi Associates, LLC

●
Stock Market Gains: Since we began managing for institutional and private wealth management clients in 1977, our traditional value-oriented Institutional and Private Wealth Management composite has earned a compound annual return of 15.4% gross and 14.6% net of fees versus a compound annual return of 11.3% for the S&P 500 through December 31, 2018.  For 2018, the GAMCO composite declined 12.2% gross and 12.6% net of fees versus a loss of 4.4% for the S&P 500.

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

AC most recently published Merger Masters the follow up book to Deals…Deals…and More Deals: tales of how the best arbitrageurs of our time earn a non-market correlated return by investing in announced takeovers.

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

Business Description

Our AUM’s are clustered in two groups:  Funds and Institutional & Private Wealth Management.

Funds:  We provide advisory services to twenty-two open-end funds, sixteen closed-end funds and four actively managed exchange traded managed funds.  At December 31, 2018, we had $19.7 billion of AUM in Fund AUM, representing 57.3% of our total AUM.  Our equity funds and closed-end funds were $17.5 billion in AUM on December 31, 2018, 19.7% below the $21.8 billion on December 31, 2017.  We also are the advisor to a SICAV with AUM of $507 million at December 31, 2018, compared to the $510 million in AUM at December 31, 2017.

Open-end Funds

On December 31, 2018, we had $10.6 billion of AUM in twenty-one open-end equity funds and $2.2 billion in our Gabelli U.S. Treasury Money Market Fund.  We market our open-end funds primarily through third party distribution programs, including no-transaction fee (“NTF”) programs, and have developed additional share classes for many of our funds for distribution through additional third party distribution channels.  At December 31, 2018, third party distribution programs accounted for approximately 76% of all assets in open-end equity funds, and, approximately 24% of our AUM in open-end equity funds were sourced through direct sales relationships.

Closed-end Funds

We act as investment advisor to sixteen closed-end funds, fourteen of which trade on the NYSE or its affiliated exchange: Gabelli Equity Trust (GAB), GDL Fund (GDL), Gabelli Multimedia Trust (GGT), Gabelli Healthcare & Wellness Rx Trust (GRX), Gabelli Convertible and Income Securities Fund (GCV), Gabelli Utility Trust (GUT), Gabelli Dividend & Income Trust (GDV), Gabelli Global Utility & Income Trust (GLU), GAMCO Global Gold, Natural Resources & Income Trust (GGN), GAMCO Natural Resources, Gold & Income Trust (GNT), The Gabelli Global Small and Mid Cap Value Trust (GGZ), the Bancroft Fund Ltd. (BCV), the Ellsworth Growth and Income Fund Ltd. (ECF), and the Gabelli Go Anywhere Trust (GGO).  We launched the Gabelli Value Plus+ Trust Plc (GVP) in 2015 and the Gabelli Merger Plus+ Trust Plc (GMP) in 2017, both of which trade on the London Stock Exchange.  As of December 31, 2018, the sixteen closed-end funds had total assets of $7.0 billion, representing 35.2% of the total assets in our Funds business.

Exchange Traded Managed Funds

During 2016, we launched our first exchange traded managed fund.  The Gabelli Media Mogul NextSharesTM trades on the Nasdaq Stock Market LLC under the symbol “MOGLC” and was the first member of the Gabelli NextShares Trust offered under an agreement with NextShares Solutions, LLC.  The Gabelli Food of All Nations NextSharesTM was launched in 2017 and trades on the Nasdaq Stock Market LLC under the symbol “FOANC”.  During 2018, we launched The Gabelli RBI NextSharesTM which trades under the symbol “GRBIC” and The Gabelli Pet Parents’TM NextSharesTM which trades under the symbol “PETZC”.  As of December 31, 2018, the four ETMFs had AUM of $8.6 million.  On November 14, 2018, the Board of Trustees for each of the Gabelli Media Mogul NextSharesTM and the Gabelli Pet Parents’TM NextSharesTM determined that it would be in the best interest of shareholders of the funds to approve an agreement and plan of reorganization and termination for each fund, pursuant to which substantially all of the assets and liabilities of each fund would be transferred to a new series of a new trust to be created at a future date and shareholders of the funds would become shareholders of the new funds.  It is expected that each new fund will be structured and operate as a no-load, open-end mutual fund registered under the Investment Company Act of 1940, as amended, instead of an exchange traded managed fund.  In February 2019, the Board of Trustees of the NextSharesTM funds approved a plan of liquidation for the Gabelli Food of All Nations NextSharesTM and the Gabelli RBI NextSharesTM, pursuant to which each fund will be liquidated on or about March 28, 2019.

SICAV

We provide advisory services to one fund under the GAMCO brand, the GAMCO International SICAV.  The SICAV has two sub-fund strategies, the GAMCO Merger Arbitrage Fund and the GAMCO All Cap Value Fund.  Total AUM in the SICAV was $507 million at December 31, 2018.

Institutional and Private Wealth Management:   At December 31, 2018, we had $14.1 billion of AUM in approximately 1,600 Institutional and Private Wealth Management accounts, representing 41.0% of our total AUM.  The Private Wealth Management clients – defined as individuals generally having minimum investable assets of $2.5 million comprised approximately 81% of the total number of management accounts and approximately $3.8 billion, or 27%, of the Institutional and Private Wealth Management assets as of December 31, 2018.  We believe that Private Wealth Management clients for the taxable portion of their assets are attracted to us by our returns and the tax efficient nature of the underlying investment process.  As of December 31, 2018, institutional client accounts represented approximately $4.8 billion, or 34%, of the Institutional and Private Wealth Management assets and 9% of the accounts.  Foundation and endowment fund assets represented 10% of the number of Institutional and Private Wealth Management accounts and approximately $1.2 billion, or 8%, of the Institutional and Private Wealth Management AUM.  The sub-advisory clients, (where we act as sub-advisor to third party investment funds) held approximately $4.3 billion, or 31%, of total Institutional and Private Wealth Management assets with 1% of the total number of accounts.

The ten largest Institutional and Private Wealth Management relationships comprised approximately 48% of GAMCO Asset Management AUM and approximately 20% of our total AUM and approximately 27% of GAMCO Asset Management revenues and approximately 8% of our total revenues for the year ended December 31, 2018.

Investment advisory agreements for our Institutional and Private Wealth Management clients are typically subject to termination by the client without penalty on 30 days’ notice or less.

Assets Under Management

The following table sets forth total AUM by product type as of the dates shown:

Assets Under Management
By Product Type
(Dollars in millions)
						%
	At December 31,					Change
	2014 (c)	2015	2016	2017	2018	2018/2017
Equity:
Open-end Funds	$17,684	$13,811	$13,462	$13,747	$10,589	(23.0%)
Closed-end Funds	6,949	6,492	7,150	8,053	6,959	(13.6)
Institutional & Private Wealth
Management	20,301	16,767	17,224	18,852	14,078	(25.3)
SICAV (a)	135	178	320	510	507	(0.6)
Total Equity	45,069	37,248	38,156	41,162	32,133	(21.9)
Fixed Income:
Money Market Mutual Fund (b)	1,455	1,514	1,767	1,870	2,195	17.4
Institutional & Private Wealth Management	58	38	31	31	26	(16.1)
Total Fixed Income	1,513	1,552	1,798	1,901	2,221	16.8
Total AUM	$46,582	$38,800	$39,954	$43,063	$34,354	(20.2)

Breakdown of Total AUM:
Funds	26,088	21,817	22,379	23,670	19,743	(16.6)
Institutional & Private Wealth
Management	20,359	16,805	17,255	18,883	14,104	(25.3)
SICAV	135	178	320	510	507	(0.6)%
Total AUM	$46,582	$38,800	$39,954	$43,063	$34,354	(20.2%)

(a)	Adjusted to include assets of $135 million, $141 million, and $270 million at December 31, 2014, 2015, and 2016, respectively.
(b)	The Fund is 100% invested in short-term U.S. Treasury obligations which have remaining maturities of 397 days or less.
(c)	Historical AUM has been restated to remove the AUM managed by AC.

Summary of Investment Products

We manage assets in the following wide spectrum of investment products and strategies:

U.S. Equities: (90.5% of AUM)	Global and International Equities: (1.7% of AUM)
All Cap Value	International Growth
Large Cap Value	International Small Cap Growth
Large Cap Growth	Global Growth
Mid Cap Value	Global Value
Small Cap Value	Global Content & Connectivity
Small Cap Growth	Global Utilities
Micro Cap	Gold
Natural Resources	Small and Mid Cap
Income
Utilities	U.S. Fixed Income: (6.4% of AUM)
Non-Market Correlated	Corporate
Option Income	Government
Multimedia	Asset-backed
ESG	Intermediate
Healthcare	Short-term

Convertible Securities: (1.4% of AUM)
Convertible Securities

Additional Information on Mutual Funds

Through Funds Advisor, we act as advisor to all of the Funds, except with respect to the GAMCO Mathers Fund for which GAMCO Asset Management Inc. acted as the advisor.

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

Our marketing efforts for the open-end funds are currently focused on increasing the distribution and sales of our existing funds as well as creating new products for sale through our distribution channels.  We believe that our marketing efforts for the funds will continue to generate additional revenues from investment advisory fees.  We had traditionally distributed most of our open-end funds by using a variety of direct response marketing techniques, including telemarketing and advertising, and as a result we maintain direct relationships with many of our no-load open-end fund shareholders.  Beginning in late 1995, we expanded our product distribution by offering several of our open-end funds through third party distribution programs, including NTF programs.  In 1998 and 1999, we further expanded these efforts to include substantially all of our open-end funds in third party distribution programs.  Approximately 24% of the AUM in the open-end equity funds are still attributable to our direct response marketing efforts.  Third party distribution programs have become an increasingly important source of asset growth for us.  Of the $10.6 billion of AUM in the open-end equity funds as of December 31, 2018, approximately 76% were generated through third party distribution programs.  We are responsible for paying the service and distribution fees charged by many of the third party distribution programs, although a portion of such service fees under certain circumstances are payable by the funds.  The multi-class shares are available in all of the Gabelli Funds, with the exception of the Gabelli Capital Asset Fund.  We believe that the use of multi-class shares expands the distribution of our open-end funds into the advised sector of the mutual fund investment community.  We introduced Class I shares, which are no-load shares with higher minimum initial investment and without distribution fees available directly through G.distributors or through brokers that have entered into selling agreements with respect to Class I shares.  The no-load shares are designated as Class AAA shares and are available for new and current investors.  In general, distribution through third party programs has greater variable cost components and lower fixed cost components than distribution through our traditional direct sales methods.

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

Our affiliated advisor provides the funds with administrative services pursuant to the management contracts.  Such services include, without limitation, supervision of the calculation of net asset value, preparation of financial reports for shareholders of the funds, internal accounting, tax accounting and reporting, regulatory filings and other services.  Most of these administrative services are provided through sub-contracts with independent third parties.  Transfer agency and custodial services are provided directly to the funds by independent third parties.

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

Open-End Fund Distribution

G.distributors, a wholly-owned subsidiary of GBL, is a broker-dealer registered under the Securities Exchange Act of 1934 and is regulated by FINRA.  G.distributors' revenues are derived primarily from the distribution of our open-end funds.  G.distributors distributes our open-end funds pursuant to distribution agreements with each fund.  It also distributes funds managed by Teton and its affiliates.  Under each distribution agreement with an open-end fund, G.distributors offers and sells such open-end fund's shares on a continuous basis and pays the majority of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of third party distribution programs, financial intermediaries and G.distributors sales personnel.  G.distributors receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 (“12b-1”) of the Company Act.  Distribution fees from the open-end funds are computed daily based on average net assets.  Distribution fees from the open-end funds amounted to $35.1 million, $39.7 million and $41.0 million while payments to third-parties for selling the open-end funds totaled $32.3 million, $37.3 million and $39.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.  G.distributors is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end, back-end or no sales charge.  Underwriting fees and sales charges retained amounted to $0.9 million, $1.5 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Competition

We compete with other investment management firms and mutual fund companies, insurance companies, banks, brokerage firms and other financial institutions that offer products that have similar features and investment objectives.  Many of these investment management firms are subsidiaries of large diversified financial companies.  Many others are much larger in terms of AUM and revenues and, accordingly, have much larger sales organizations and marketing budgets.  Historically, we have competed primarily on the basis of the long-term investment performance of many of our investment products.  However, we have taken steps to increase our distribution channels, brand name awareness and marketing efforts.  Other trends affecting the investment management business includes the widespread popularity of exchange traded products which have tax and cost advantages over traditional investment companies.

The market for providing investment management services to Institutional and Private Wealth Management clients is also highly competitive.  Approximately 33% of our investment advisory fee revenue for the year ended December 31, 2018 was derived from our Institutional and Private Wealth Management business.  Selection of investment advisors by U.S. institutional investors is often subject to a screening process and to favorable recommendations by investment industry consultants.  Many of these investors require their investment advisors to have a successful and sustained performance record, often five years or longer with focus also on one-year and three-year performance records.  We have significantly increased our AUM on behalf of U.S. institutional investors since our entry into the institutional asset management business in 1977.

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

In its capacity as a broker-dealer, G.distributors is required to maintain certain minimum net capital amounts.  These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made or cash dividends paid if certain minimum net capital requirements are not met.  G.distributors’ net capital, as defined, met or exceeded all minimum requirements as of December 31, 2018.  As a registered broker-dealer, G.distributors is also subject to periodic examination by FINRA, the SEC and the states.

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

Investments by GBL and on behalf of our advisory clients and investment funds often represent a significant equity ownership position in an issuer's class of stock.  As of December 31, 2018, we had five percent or more beneficial ownership with respect to 102 equity securities.  This activity raises frequent regulatory, legal, and disclosure issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers' shareholder rights plans or “poison pills,” and various federal and state regulatory limitations, including state gaming laws and regulations, federal communications laws and regulations and federal and state public utility laws and regulations, as well as federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions.  Foreign country regulations may have different levels of ownership limitations.  Our failure to comply with these requirements could have a material adverse effect on us.

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

See Item 3: LEGAL PROCEEDINGS below.

Personnel

On February 28, 2019, we had a full-time staff of 172 individuals, of whom 54 served in the portfolio management, portfolio management support and trading areas (including 20 portfolio managers for the Funds, Institutional and Private Wealth Management), 59 served in the marketing and shareholder servicing areas and 59 served in the administrative area.

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

Substantially all of our revenues are directly related to the amount of our AUM. Under our investment advisory contracts with our clients, the investment advisory fees we receive are typically based on the market value of AUM.  In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Funds Advisor or Teton and its affiliates over time pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Company Act.  Rule 12b-1 fees typically are based on the average AUM and represented approximately 10.3%, 11.0% and 11.6% of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.  Accordingly, a decline in the prices of securities generally may cause our revenues and net income to decline by either causing the value of our AUM to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees.  The securities markets are highly volatile, and securities prices may increase or decrease for many reasons beyond our control, including but not limited to economic and political events, war (whether or not directly involving the U.S.), acts of terrorism, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties, bond default risks, sovereign debt crisis and other factors that are difficult or impossible to predict.  If a decline in securities prices caused our revenues to decline, it could have a material adverse effect on our earnings.

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

The investment management business is highly competitive and has relatively low barriers to entry.  To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure.  Although our investment advisory fees vary from product to product, historically we have competed primarily on the performance of our products and not on the level of our investment advisory fees relative to those of our competitors.  In recent years, however, there has been a trend toward lower fees in the investment management industry.  In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that make investors willing to pay our fees.  In addition, the board of directors or trustees of each fund managed by Funds Advisor must make certain findings as to the reasonableness of its fees.  We cannot be assured that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure.  Fee reductions on existing or new business could have an adverse effect on our profit margins and results of operations.

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

Mr. Gabelli has agreed that while he is employed by us he will not provide investment management services outside of GAMCO, AC, and GGCP, except for certain permitted accounts.  These permitted accounts, excluding personal accounts, held assets at December 31, 2018 and 2017 of approximately $239.0 million and $267.7 million, respectively.  Mr. Gabelli continues to be a member of the team that manages the TETON Westwood Mighty MitesSM Fund, whose advisor, Teton, was spun-off from GBL in March 2009.  Effective February 27, 2017, Funds Advisor became the sub-advisor to the TETON Westwood Mighty MitesSM Fund.  The assets in the TETON Westwood Mighty MitesSM Fund at December 31, 2018 and 2017 were $1.1 billion and $1.4 billion, respectively.  The 2008 Employment Agreement may not be amended without the approval of the Compensation Committee and Mr. Gabelli.

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

Our results of operations are affected by many economic factors, including the performance of the securities markets.  The securities markets in general have experienced significant volatility, and such volatility may continue or increase in the future.  At December 31, 2018, approximately 94% of our AUM were invested in portfolios consisting primarily of equity securities. Any decline in the securities markets, in general, and the equity markets, in particular, could reduce our AUM and consequently reduce our revenues.  In addition, any such decline in the equity markets, failure of these markets to sustain their prior levels of growth, or continued short-term volatility in these markets could result in investors withdrawing from the equity markets or decreasing their rate of investment, either of which would be likely to adversely affect us.  Also, from time to time, a relatively high proportion of the assets we manage may be concentrated in particular economic or industry sectors.  A general decline in the performance of securities in those industry sectors could have an adverse effect on our AUM and revenues.

Since the separation, certain of our directors and officers may have actual or potential conflicts of interest because of their positions or relationships with AC.

Since the separation of AC from GAMCO, Mario J. Gabelli has continued to serve as our Chairman and Chief Executive Officer and also serves as Executive Chairman of AC.  Marc Gabelli, a son of Mario J. Gabelli, continues to have responsibilities relating to GAMCO.  Kevin Handwerker, GAMCO’s Executive Vice President, General Counsel and Secretary, also serves AC in the same capacities.  Douglas R. Jamieson has continued to serve as President and Director of GAMCO Asset Management Inc. and also serves as President and Chief Executive Officer and Director of AC.  Agnes Mullady has continued to serve as President and COO of the Fund Division of Gabelli Funds, LLC and also serves as an Executive Vice President of AC.  In addition, certain of our portfolio managers and teammates will provide services to AC pursuant to the Transitional Services Agreement with AC and will be officers or employees of AC.  Such dual assignments could create, or appear to create, potential conflicts of interest when our and AC’s officers and directors face decisions that could have different implications for the two companies.

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

Success in the investment management and mutual fund businesses is dependent on investment performance as well as distribution and client servicing.  Good performance generally stimulates sales of our investment products and tends to keep withdrawals and redemptions low, which generates higher advisory fees (which are based on the amount of AUM).  Conversely, poor performance, both in absolute terms and/or relative to peers and industry benchmarks, tends to result in decreased sales, increased withdrawals and redemptions in the case of the open-end Funds, and in the loss of Institutional and Private Wealth Management clients, with corresponding decreases in revenues to us.  Many analysts of the mutual fund industry believe that investment performance is the most important factor for the growth of open and closed-end funds, such as those we offer.  Failure of our investment products to perform well or failure of the Funds to maintain ratings or rankings could, therefore, have a material adverse effect on us.

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

We had approximately 1,600 Institutional and Private Wealth Management accounts as of December 31, 2018, of which the ten largest accounts generated approximately 8% of our total revenues during the year ended December 31, 2018.  Account turnover for any reason would have an adverse effect on our revenues.  Notwithstanding performance, we have from time to time experienced account turnover of large Institutional and Private Wealth Management accounts as a result of corporate mergers and restructurings, and we could continue to lose accounts under these or other circumstances.

A decline in the market for closed-end funds could reduce our ability to raise future assets to manage.

Market conditions may preclude us from increasing the assets we manage in closed-end funds.  A significant portion of our recent growth in the assets we manage has resulted from public offerings of the common and preferred shares of closed-end funds.  We have raised approximately $5.7 billion in gross assets through closed-end fund offerings since January 2004.  The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow our AUM and our revenue.

We rely on third party distribution programs.

A significant share of sales of our open-end funds come through third party distribution programs, which are programs sponsored by third party intermediaries that offer their mutual fund customers a variety of competing products and administrative services.  A substantial component of sales growth is from third party distribution programs with no transaction fees payable by the customer, which we refer to as NTF programs.  Approximately $3.1 billion of our AUM in the open-end equity funds as of December 31, 2018 are held through NTF programs.  The cost of participating in third party distribution programs is higher than our direct distribution costs, and it is anticipated that the cost of third party distribution programs will increase in the future.  Any increase would be likely to have an adverse effect on our profit margins and results of operations.  In addition, there can be no assurance that the third party distribution programs will continue to distribute the Funds.  At December 31, 2018, approximately 92% of the NTF program net assets in the Gabelli/GAMCO families of funds are attributable to two NTF programs.  The decision by these third party distribution programs to discontinue distribution of the funds, or a decision by us to withdraw one or more of the funds from the programs, could have an adverse effect on our growth of AUM.

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

Our ability to meet anticipated cash needs is affected by factors such as the market value of our assets, our operating cash flows and our creditworthiness as perceived by lenders. Adverse developments in any of these areas could have significantly adverse effects on our business.  If we are unable to obtain funds and financing in a timely manner or on acceptable terms, we may be forced to incur unanticipated costs or revise our business plans. Further, our access to the capital markets depends significantly on our credit ratings. A reduction in our credit ratings could increase our borrowing costs and limit our access to the capital markets. Volatility in the U.S., regional or global financing markets may also impact our ability to access the capital markets should we seek to do so, and we may be forced to incur unanticipated costs or experience other adverse effects on our business.  We currently have a credit rating of investment grade with one rating agency and one below investment grade with another rating agency.  We believe that if our credit rating was below investment grade with both credit agencies it would increase our long-term borrowing costs, on future borrowings, by 65 basis points, while a two notch downgrade would increase our long-term borrowing costs, on future borrowings, by approximately 80-85 basis points. Our current outstanding debt issuances would not be impacted by any changes in our ratings.

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

Our investment management activities are subject to client guidelines, and our Mutual Fund business involves compliance with numerous investment, asset valuation, liquidity, distribution, and tax requirements.  A failure to comply with these guidelines or contractual requirements could result in damage to the Company’s reputation or in its clients seeking to recover losses, withdrawing their AUM or terminating their contracts, any of which could cause the Company’s revenues and earnings to decline.  There can be no assurance that the precautions and procedures that we have instituted and installed or the insurance we maintain to protect ourselves in case of client losses will protect us from potential liabilities.

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

GAMCO has entered into three separate deferred compensation agreements with Mr. Gabelli whereby his variable compensation for fiscal 2016 and certain periods of fiscal 2017 (each such period, an “employment period”) will be in the form of Restricted Stock Units (“RSUs”), payable at the end of a specified deferral period (each, a “Lapse Date”).  On each Lapse Date, the RSUs can be settled in either stock or cash, in an amount determined by the lesser of (x) the volume-weighted average price (“VWAP”) of the Company’s Class A Stock during the applicable employment period and (y) the VWAP of the Class A Stock on the Lapse Date.  On July 2, 2018, the RSU for the first half of 2017 vested in accordance with the terms of the agreement and a cash payment in the amount of $28.3 million was made to Mr. Gabelli.

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

The holders of Class A Common Stock (“Class A Stock”) and Class B Stock have identical rights except that (i) holders of Class A Stock are entitled to one vote per share, while holders of Class B Stock are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (ii) holders of Class A Stock are not eligible to vote on matters relating exclusively to Class B Stock and vice versa.  Since our Offering in 1999, Mr. Gabelli, through his control and majority ownership of GGCP, has beneficially owned a majority of our outstanding Class B Stock, representing approximately 91% of voting control.  As long as Mr. Gabelli indirectly beneficially owns a majority of the combined voting power of our common stock, he will have the ability to elect all of the members of our Board of Directors and thereby control our management and affairs, including among other things any determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the common stock.  The differential in voting rights and the ability of our company to issue additional Class B Stock could adversely affect the value of the Class A Stock to the extent the investors, or any potential future purchaser of our company, view the superior voting rights of the Class B Stock to have value.  On May 3, 2017, Class A Stock shareholders approved an advisory proposal for the Board of Directors to consider the conversion and reclassification of our shares of Class B Stock into Class A Stock at a ratio in the range of 1.15 to 1.25 shares of Class A Stock for each share of Class B Stock.  The Board of Directors has made no decision on this matter.

Future sales of our Class A Stock in the public market or sales or distributions of our Class B Stock could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute our stockholders’ ownership in us.

We may sell additional shares of Class A Stock in subsequent public offerings.  We also may issue additional shares of Class A Stock or convertible debt securities.  On March 5, 2018, AC completed a tender offer in which tendering AC shareholders received  an aggregate of approximately 660,000 shares of our registered Class A Stock constituting approximately 7% of the Class A Stock outstanding.  On October 29, 2018, AC completed another tender offer in which tendering AC shareholders received  an aggregate of approximately 710,000 shares of our registered Class A Stock constituting approximately 7% of the Class A Stock outstanding.  The market price of our Class A Stock could decline as a result of sales of Class A Stock by such shareholders.  Any such sales as well as sales by our other current shareholders could be perceived negatively.

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

There has been no authoritative determination as to whether the distribution of shares of Associated Capital Group, Inc. to GAMCO stockholders in 2015 qualified for tax-free treatment for GAMCO, ACG or GAMCO stockholders under U.S. tax laws. It could be determined in the future that the distribution should have been considered a taxable event with respect to U.S. federal income tax purposes for ACG, GAMCO or GAMCO stockholders.

While at the time of the distribution GAMCO received an opinion from its tax advisors substantially to the effect that the distribution would be tax-free to GAMCO and its stockholders under Section 355 of the Code, neither GAMCO nor ACG ever applied for a private letter ruling from the IRS with respect to the tax consequences of the distribution. Accordingly, there can be no assurance that the IRS or another taxing authority will not assert that the distribution  was taxable to GAMCO, ACG or GAMCO stockholders. If that were to happen, among other things, each GAMCO stockholder who received shares of ACG common stock in the Spin-off may be treated as having received a taxable distribution, and GAMCO would realize taxable income to the extent the distribution consists of appreciated property distributed by GAMCO.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Since 1997, our principal offices, consisting of a single 60,000 square foot building, are located at 401 Theodore Fremd Avenue, Rye, New York, under a lease agreement which expires on December 31, 2028 from an entity controlled by members of Mr. Gabelli's immediate family.  In addition we lease office space in Connecticut, Florida, Illinois, Missouri, New Jersey, Nevada and, internationally, in London and Tokyo.

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

As of February 1, 2019, there were 435 Class A Stockholders of record and 21 Class B Stockholders of record.  These figures do not include approximately 3,400 stockholders with shares held under beneficial ownership in nominee name.

As of December 31, 2018, since the Offering, we have returned to shareholders $2.0 billion in total of which $1.0 billion was in the form of the Spin-offs of AC and Teton, $493.3 million was from dividends and $463.7 million was through our stock buyback program.

The following table provides information with respect to the shares of our Class A Stock we repurchased during the three months ended December 31, 2018:

			Total Number of	Maximum
	Total	Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
10/01/18 - 10/31/18	-	$-	-	941,949
11/01/18 - 11/30/18	18,597	20.70	18,597	923,352
12/01/18 - 12/31/18	58,542	19.25	58,542	864,810
Totals	77,139	$19.60	77,139

In 1999, the Board of Directors established the stock repurchase program.  Our stock repurchase program is not subject to an expiration date.

We are required to provide a comparison of the cumulative total return on our Class A Stock as of December 31, 2018 with that of a broad equity market index and either a published industry index or a peer group index selected by us.  The following chart compares the return on the Class A Stock with the return on the S&P 500 Index and an index comprised of public asset managers (“SNL Asset Manager”).  The comparison assumes that $100 was invested in the Class A Stock and in each of the named indices, including the reinvestment of dividends, on December 31, 2013.  This chart is not intended to forecast future performance of our common stock.

Total Return Performance
Index Value
200
150
100
50
0
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
GAMCO Investors, Inc.
S&P 500 Index
SNL Asset Manager Index

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2013	2014	2015	2016	2017	2018
GAMCO Investors, Inc.	100.00	102.89	67.37	67.17	64.69	36.98
SNL Asset Manager	100.00	105.50	89.97	95.18	126.39	95.35
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33

The following table shows information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2018.

	Number of Securities to be
	Issued upon Exercise of	Weighted-Average Exercise
	Outstanding Options,	Price of Outstanding Options,
Plan Category	Warrants and Rights	Warrants and Rights
Equity compensation plans approved
by security holders:
Stock options	10,000	$25.55
Restricted stock awards	427,650	$24.93
Equity compensation plans not approved
by security holders:	-	n/a
Total	437,650	$24.94

The number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column above) is 1,087,717.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Income Statement Data (in thousands)
Revenues
Investment advisory and incentive fees	$302,651	$316,705	$308,459	$329,965	$360,498
Distribution fees and other income	38,804	43,819	44,541	51,011	61,438
Total revenues	341,455	360,524	353,000	380,976	421,936
Expenses:
Compensation costs	83,768	134,170	86,572	146,371	156,533
Management fee	9,014	13,666	6,518	15,503	18,663
Distribution costs	39,194	44,447	44,189	51,990	59,746
Other operating expenses	22,692	23,221	23,925	19,163	17,542
Total expenses	154,668	215,504	161,204	233,027	252,484

Operating income	186,787	145,020	191,796	147,949	169,452
Other income (expense), net
Net gain from investments	(25,173)	3,115	1,594	4,953	4,282
Extinguishment of debt	-	(3,300)	-	(1,067)	(84)
Interest and dividend income	2,241	2,350	1,511	2,222	2,154
Interest expense	(3,525)	(10,160)	(12,674)	(8,636)	(7,653)
Charitable contributions	(5,671)	(4,137)	-	(6,396)	(134)
Total other income (expense), net	(32,128)	(12,132)	(9,569)	(8,924)	(1,435)
Income before income taxes	154,659	132,888	182,227	139,025	168,017
Income tax provision	37,463	55,079	65,106	51,726	61,734
Income from continuing operations	117,196	77,809	117,121	87,299	106,283
Income/(loss) from discontinued operations, net of taxes	-	-	-	(3,887)	3,107
Net income attributable to GAMCO Investors, Inc.'s shareholders	$117,196	$77,809	$117,121	$83,412	$109,390

Net income per share attributable to GAMCO Investors, Inc.'s shareholders:
Basic - Continuing operations	$4.08	$2.68	$4.01	$3.43	$4.20
Basic - Discontinued operations	-	-	-	(0.15)	0.12
Basic - Total	$4.08	$2.68	$4.01	$3.28	$4.32

Diluted - Continuing operations	$4.07	$2.60	$3.92	$3.40	$4.16
Diluted - Discontinued operations	-	-	-	(0.15)	0.12
Diluted - Total	$4.07	$2.60	$3.92	$3.24	$4.28

Weighted average shares outstanding:
Basic	28,744	28,980	29,182	25,425	25,335
Diluted	28,777	30,947	30,170	25,711	25,558

Actual shares outstanding at December 31st (a)	28,982	28,974	29,463	29,821	25,855

Dividends declared per share:	$0.08	$0.08	$0.08	$0.28	$0.50

(a)	Includes unvested RSAs of 427,650, 19,400, 424,340, 553,100 and 710,750 at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data (in thousands)
Total assets (a)	$134,612	$128,286	$149,229	$103,899	$865,803
Long-term obligations (a)	28,962	79,087	239,021	279,267	116,789
Other liabilities and noncontrolling interest	96,040	145,472	76,855	100,959	221,219
Total liabilities and noncontrolling interest	125,002	224,559	315,876	380,226	338,008
Total equity (deficit)	$9,610	$(96,273)	$(166,647)	$(276,327)	$527,795

(a)
Total assets and long-term obligations have been decreased by $128 and $627 at December 31, 2015 and 2014, respectively, for the adoption of ASU 2015-03 to present the debt issuance costs as a reduction of the related debt rather than as an asset.

	December 31,
	2018	2017	2016	2015	2014
Assets Under Management
(at year end, in millions):
Open-end Funds	$12,784	$15,617	$15,229	$15,325	$19,139
Closed-end Funds	6,959	8,053	7,150	6,492	6,949
Institutional & PWM Separate Accounts	14,104	18,883	17,255	16,805	20,359
SICAV (a)	507	510	320	178	135
Total	$34,354	$43,063	$39,954	$38,800	$46,582

(a) Adjusted to include assets of $135 million, $141 million and $270 million at December 31, 2014, 2015, and 2016, respectively.

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

As of December 31, 2018, we had $34.4 billion of AUM.  We conduct our investment advisory business principally through: Funds Advisor (Funds) and GAMCO (Institutional and Private Wealth Management). We also are a distributor of our open-end funds through our broker-dealer subsidiary G.distributors.

Organizational Chart

Subsequent to the Spin-off, this is the current organizational chart of the Company.

GAMCO Investors, Inc.
(NYSE: GBL)
G.distributors, LLC
Open-end fund distributor
GAMCO Asset Management Inc.
Institutional & HNW
Gabelli Funds, LLC
Closed-end Funds
Open-end Funds
SICAV
ETMFs

2018 Business and Investment Highlights

·	In May, the Gabelli Utility Trust completed a significantly over-subscribed rights offering raising $48.5 million.

·
We launched our fourth exchange traded managed fund, the Gabelli Pet Parents’TM Fund (the “Fund”).  The Fund invests primarily in companies that actively participate in the companion animal food, therapeutics, diagnostics, product distribution and related services.

·
Ian Lapey joined in October 2018 as the Portfolio Manager for the launch of the Gabelli Global Financial Services Fund.  Prior to joining Moerus, Ian was a Partner, Research Analyst, and Portfolio Manager at Third Avenue Management.  In 2009 he was appointed Co-Manager of the firm’s flagship Third Avenue Value Fund, and was subsequently named sole Portfolio Manager of that fund in 2012.

·
On August 27, 2018, Trevor, Stewart, Burton & Jacobson (“TSB&J”), an RIA firm, agreed to assign their private wealth clients to GAMCO Asset Management.  Carl Kempner, Jr. and Melody Bryant joined GAMCO to manage the portfolios for the former TSB&J clients.

·	On September 28, 2018, Fitch Ratings gave the Gabelli U.S. Treasury Fund its highest rating, AAAmmf.

·	In October, we launched the Gabelli Global Mini Mites Fund, which invests on a global basis in equity securities that have a market capitalization of $250 million or less.

·	In October, the Gabelli Convertible and Income Securities Fund completed a common share rights offering raising $23 million.

·
On October 30, 2018, we announced that Theresa Pope joined GAMCO’s institutional team as Vice President, Consultant Relations.  This role underscores GAMCO’s commitment to serving this important distribution channel and delivering superior risk adjusted returns and best in class service to our institutional clients.

·
On November 19, 2018, we announced that Peter Tcherepnine, CEO of Loeb Partners Corporation, joined GAMCO as a Senior Vice President along with the private wealth clients that will be assigning their assets to GAMCO subject to the completion of documentation.

·
In November, the Company announced that both the Gabelli Media Mogul NextSharesTM and the Gabelli Pet Parents’TM NextSharesTM would be starting as no-load open-end mutual fund registered under the Investment Company Act of 1940 with timing subject to the Federal government shutdown.

·	In December, the Gabelli Global Utility & Income Trust completed a common and preferred share rights offering raising $85 million.

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

Advisory fees from the open-end funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets.  Advisory fees from Institutional and Private Wealth Management clients are generally computed quarterly based on account values as of the end of the preceding quarter.  These revenues are based on AUM which is highly correlated to the stock market and can vary in direct proportion to movements in the stock market and the level of sales compared with redemptions, financial market conditions and the fee structure for AUM.  Revenues derived from the equity-oriented portfolios generally have higher advisory fee rates than fixed income portfolios.

We also receive incentive fees from certain Institutional and Private Wealth Management clients, which are based upon meeting or exceeding a specific benchmark index or indices.  These fees are recognized at the end of the stipulated contract period, which may be quarterly or annually, for the respective account.  Advisory fees on assets attributable to a majority of the closed-end preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period.

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

Consolidated Statements of Financial Condition

We ended the 2018 year with approximately $75.0 million in cash and investments.  The $75.0 million consists of $41.2 million cash and cash equivalents, primarily invested in our 100% U.S. Treasury Money Market Fund and $33.8 million invested in common stocks, mutual funds and closed-end funds.  Of the $33.8 million of common stocks, mutual funds, and closed-end funds, $18.8 million represent our investment in shares of Westwood Holdings Group.

The face value of our debt consisted of $24.2 million of 5.875% senior notes due June 1, 2021.

Deferred compensation owed totaled $48.1 million as of December 31, 2018.  The balance sheet includes $36.8 million as of December 31, 2018.  $9.0 million is payable on April 1, 2019 and $39.1 million is payable on January 1, 2020.  We will receive a tax benefit upon payment of the deferred compensation equal to Federal and State rates in effect at the time of payment.

Equity was $9.6 million on December 31, 2018 compared to a negative $96.3 million on December 31, 2017.

We filed a shelf registration with the SEC in 2018 which, among other things, provides us the flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $500 million.  The shelf is available through April 10, 2021, at which time it may be renewed.

Our short-term focus has been to use our cash flow to pay down our existing debt.  During 2018, we repaid the $15 million 1.6% AC note and $50 million of the 4% AC Note.  We continue to opportunistically and strategically grow operating income.

Assets Under Management Highlights

We reported assets under management as follows (dollars in millions):

	Year Ended December 31,					CAGR (a)
	2018	2017	2016	2015	2014	2018/2014
Equities:
Open-End	$10,589	$13,747	$13,462	$13,811	$17,684	(12.0)%
Closed-End	6,959	8,053	7,150	6,492	6,949	-
Institutional & PWM	14,078	18,852	17,224	16,767	20,301	(8.7)
SICAV (b)	507	510	320	178	135	39.2
Total Equities	32,133	41,162	38,156	37,248	45,069	(8.1)
Fixed Income:
Money-Market Fund	2,195	1,870	1,767	1,514	1,455	10.8
Institutional & PWM	26	31	31	38	58	(18.2)
Total Fixed Income	2,221	1,901	1,798	1,552	1,513	10.1
Total AUM	$34,354	$43,063	$39,954	$38,800	$46,582	(7.3)%

(a) Compound annual growth rate.
(b) Adjusted to include assets of $135 million, $141 million, and $270 million at December 31, 2014, 2015, and 2016, respectively.

Our net cash inflows or outflows by product line were as follows (in millions):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Equities:
Open-End	$(2,160)	$(1,347)	$(1,832)	$(3,053)	$(355)
Closed-End (a)	(501)	(91)	(55)	(87)	(137)
Institutional & PWM	(2,464)	(1,079)	(1,797)	(2,510)	(1,096)
SICAV(b)	28	149	133	49	42
Total Equities	(5,097)	(2,368)	(3,551)	(5,601)	(1,546)
Fixed Income:
Money-Market Fund	290	89	249	59	(280)
Institutional & PWM	(5)	-	(7)	(20)	(4)
Total Fixed Income	285	89	242	39	(284)
Total Net Cash In (Out) Flows	$(4,812)	$(2,279)	$(3,309)	$(5,562)	$(1,830)

(a)
Our net cash inflows or outflows for Closed-End equity funds includes distributions, net of reinvestments, to fund holders of $522 million, $483 million, $500 million, $461 million, and $479 million in 2018, 2017, 2016, 2015, and 2014, respectively.

(b)	Adjusted to include inflows or outflows of $125 million, $10 million, and $42 million in 2016, 2015, and 2014, respectively.

	Closed-End Fund flows
	Offerings, net	Distributions, net of
	of repurchases	reinvestments	Net
2018	$21	$(522)	$(501)
2017	392	(483)	(91)
2016	445	(500)	(55)
2015	374	(461)	(87)
2014	342	(479)	(137)

Our net appreciation and depreciation by product line were as follows (in millions):

	Year Ended December 31,
	2018	2017	2016	2015	2014

Equities
Open-End	$(998)	$1,632	$1,483	$(820)	$961
Closed-End	(593)	994	713	(370)	141
Institutional & PWM	(2,310)	2,707	2,254	(1,024)	1,114
SICAV(a)	(31)	41	9	(6)	(3)
Total Equities	(3,932)	5,374	4,459	(2,220)	2,213
Fixed Income
Money-Market Fund	35	14	4	-	-
Institutional & PWM	-	-	-	-	-
Total Fixed Income	35	14	4	-	-
Total Net Appreciation/(Depreciation)	$(3,897)	$5,388	$4,463	$(2,220)	$2,213
(a)	Adjusted to include appreciation and depreciation of $4 million, ($4) million, and ($3) million in 2016, 2015, and 2014, respectively.

AUM at December 31, 2018 were $34.4 billion, a decrease of 20.2% from AUM of $43.1 billion at December 31, 2017.  Equity AUM were $32.1 billion on December 31, 2018, 22.1% below the $41.2 billion on December 31, 2017.  We earn incentive fees for certain institutional client assets, assets attributable to certain preferred issues for our closed-end funds, our GDL Fund (NYSE: GDL), the Gabelli Merger Plus+ Trust Plc (LSE: GMP), and the GAMCO Merger Arbitrage Fund.  As of December 31, 2018, assets with incentive based fees were $1.8 billion, 41.9% below the $3.1 billion on December 31, 2017.  The majority of these assets have calendar year-end measurement periods; therefore, our incentive fees are primarily recognized in the fourth quarter when the uncertainty is removed at the end of the annual measurement period.

Operating Results for the Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

Revenues

Total revenues were $341.5 million in 2018, $19.0 million or 5.3% lower than the total revenues of $360.5 million in 2017.  The change in total revenues by revenue component was as follows (dollars in millions):

	Year Ended December 31,		Increase (decrease)
	2018	2017	$	%

Investment advisory	$299.6	$307.6	$(8.0)	(2.6)
Incentive fees	3.1	9.1	(6.0)	(65.9)
Distribution fees and other income	38.8	43.8	(5.0)	(11.4)
Total revenues	$341.5	$360.5	$(19.0)	(5.3)

Investment Advisory and Incentive Fees:  Investment advisory fees, which comprised 88.6% of total revenues in 2018, are directly influenced by the level and mix of average AUM.  Average total AUM decreased 4.0% to $40.3 billion in 2018 as compared to $42.0 billion in 2017.  Average equity AUM decreased 4.7% to $38.3 billion in 2018 from $40.2 billion in 2017, primarily from market depreciation.  Incentive fees, which comprised 0.9% of total revenues in 2018, result from our ability to either generate an absolute return in a portfolio or meet or exceed a specific benchmark index or indices and can vary significantly from one period to another.  Incentive fees were lower in 2018 as a fewer number of portfolios exceeded their respective benchmarks as compared to 2017.

Fund revenues decreased $12.1 million or 5.9%, to $194.7 million, driven by lower average AUM.  Revenue from open-end funds decreased $6.7 million, or 5.0%, to $127.3 million from the prior year as average AUM in 2018 decreased $0.5 billion, or 3.0%, to $16.1 billion from the $16.6 billion in 2017.  Closed-end fund revenues decreased $5.4 million, or 7.4%, to $67.4 million from the prior year and were comprised of a decrease of $8.6 million in incentive fees on certain closed-end fund AUM, offset by an increase of $3.2 million in investment advisory fees attributable to higher average AUM.  Revenue from Institutional and Private Wealth Management accounts, excluding incentive fees, which are generally billed on beginning quarter AUM, decreased $5.6 million, or 5.3%, principally due to lower billable AUM levels throughout the course of 2018.  There were $1.7 million in incentive fees earned in 2018 and none earned in 2017.  In 2018, average AUM in our equity Institutional and Private Wealth Management business decreased $1.6 billion, or 9.1%, for the year to $15.9 billion.

Distribution Fees and Other Income: Distribution fees and other income decreased $5.0 million, or 11.4%, to $38.8 million in 2018 from $43.8 million in 2017 primarily from lower average open-end equity AUM .  Lower distribution fees of $35.1 million in 2018 versus $39.7 million for the prior year and $0.6 million less fees from the sale of load shares of mutual funds offset slightly by $0.2 million in increased other revenue.

Expenses
Compensation:  Total compensation costs, which are largely variable in nature, decreased $43.4 million, or 34.6%, to $82.1 million in 2018 from $125.5 million in 2017.  Variable compensation costs, principally portfolio manager and relationship manager fees, decreased $48.6 million to $48.8 million in 2018 from $97.4 million in 2017 and decreased as a percent of revenues to 14.3% in 2018 from 27.0% in 2017.  The main driver of this decrease was the $46.6 million of compensation that was waived by the CEO.  On February 23, 2018, the Company announced that the CEO would be waiving all of his compensation that he otherwise would have been entitled to for the period from March 1, 2018 to December 31, 2018.  Additionally, the accounting for the vesting of the Deferred Cash Compensation Agreements (“DCCAs”) reduced 2018 compensation by $3.6 million.  Compensation expense without the impact of the CEO compensation waiver and the DCCAs, was $132.3 million in 2018 as compared to $133.1 million in 2017.

The DCCAs granted to the CEO are required to be amortized over their respective vesting periods.  The 2016 DCCA is being amortized over four years, the First Half 2017 DCCA was amortized over eighteen months, and the Fourth Quarter 2017 DCCA is being amortized over eighteen months.  In the third quarter 2017, there was no DCCA.  In 2016, the full amount of the compensation was deferred, and expense was recorded for the 25% vesting in that year.  In 2017, an additional 25% of the deferred compensation from 2016 was recorded as well as 67% of the First Half 2017 DCCA and 17% of the Fourth Quarter 2017 DCCA.  In 2018, an additional 25% of the deferred compensation from 2016 was recorded as well as 33% of the First Half 2017 DCCA and 66% of the Fourth Quarter 2017 DCCA.  The effect of the DCCAs and current non deferred compensation being recorded resulted in a $4.1 million decrease in compensation in 2018 compared to 2017.  Variable compensation is also driven by revenue levels which decreased in 2018 from 2017.  Fixed compensation costs increased slightly to $33.4 million in 2018 from $28.1 million in 2017.

Stock Based Compensation:  Stock based compensation was $1.6 million in 2018, a decrease of $7.1 million, as compared to $8.7 million in 2017.  The decrease primarily results from the acceleration of all but 19,400 RSAs during 2017 for an additional expense of $6.8 million that would have been recognized in future years.

Management Fee:  In 2018, management fee expense decreased to $9.0 million versus $13.7 million in 2017.  Management fee expense is incentive-based and entirely variable in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli (or his designee) in accordance with his employment agreement.  During 2018, the CEO compensation waiver reduced management fee expense by $9.9 million while the amortization of the DCCAs increased it by $7.2 million.  Management fee expense for 2018 without the impact of the CEO compensation waiver and amortization of the DCCAs was $11.7 million.

Distribution Costs: Distribution costs, which include marketing, promotion and distribution costs decreased $5.2 million, or 11.7%, to $39.2 million in 2018 from $44.4 million in 2017, driven by a decrease in average open-end equity mutual funds AUM of 6.6%.

Other Operating Expenses: Our other operating expenses were $22.7 million in 2018 compared to $23.2 million in 2017, a decrease of $0.5 million or 2.2%.  Lower research service fee of $2.5 million was slightly offset by an increase to the advisory fee paid to GCIA for the SICAV of $1.1 million, legal expense of $0.4 million and other operating expense of $0.5 million.

Operating Income and Margin
Operating income increased $41.8 million, or 28.8%, to $186.8 million for 2018 versus $145.0 million in the prior year period.  This increase was primarily due to the CEO compensation waiver of $56.5 million in 2018.  Operating margin was 54.7% for the year ended December 31, 2018, versus 40.2% in the prior year period.  The increase in operating margin was due primarily to lower variable compensation costs and management fee expense related to the CEO compensation waiver in 2018.

Operating income before management fee was $195.8 million for the year ended of 2018, versus $158.7 million in the prior year. Operating margin before management fee was 57.3% in the 2018 period versus 44.0% in the 2017 period.  The reconciliation of operating income before management fee and operating margin before management fee, both of which are non-GAAP measures to their respective GAAP measures, is provided at the end of this section.

Other Income and Expense
Total other income (expense), net of interest expense, was an expense of $32.1 million for the year ended December 31, 2018, compared to an expense of $12.1 million in 2017.  This is comprised of net loss from investments of $25.2 million in 2018 as compared to a net gain from investments of $3.1 million in 2017; interest and dividend income of $2.2 million in 2018 versus $2.4 million in 2017; interest expense of $3.5 million in 2018 as compared to $10.2 million in 2017 and charitable contributions expense of $5.7 million in 2018 and $4.1 million in 2017. There was no loss on extinguishment of debt in 2018.  2017 included a loss on extinguishment of debt of $3.3 million.

Income Taxes
The effective tax rate (“ETR”) was 24.2% for the year ended December 31, 2018, versus 41.4% for the year ended December 31, 2017.  The ETR for 2017 included a net $8.2 million write down for net deferred tax assets resulting from the enactment of the Tax Cuts and Jobs Act (the “Act”) in December 2017.  The Act had the effect of increasing the ETR for 2017 by 6.1%.

Shareholder Compensation and Initiatives
During 2018, we returned $12.9 million of our earnings to shareholders through dividends and stock repurchases.  We returned to shareholders a total of $0.08 per share in regular quarterly cash dividends in 2018 totaling $2.3 million.  During 2017, we returned $16.7 million of our earnings to shareholders through dividends and stock repurchases.  We returned to shareholders a total of $0.08 per share in regular quarterly cash dividends in 2017 totaling $2.4 million.

Through our stock buyback program, we repurchased 419,995 shares and 484,526 shares in 2018 and 2017, respectively, for approximately $10.6 million and $14.3 million, respectively, or $25.25 per share and $29.56 per share, respectively.  Approximately 865,000 shares remain authorized under our stock buyback program at December 31, 2018.

Weighted average shares outstanding on a diluted basis in 2018 and 2017 were 28.8 million and 30.9 million, respectively.

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

Reconciliation of non-GAAP financial measures to GAAP:

	2018	2017
Revenues	$341,455	$360,524
Operating Income	186,787	145,020
Add back: management fee expense	9,014	13,666
Operating income before management fee	$195,801	$158,686

Operating margin	54.7%	40.2%

Operating margin before management fee	57.3%	44.0%

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

Fund revenues increased $7.5 million or 3.8%, to $206.8 million, driven by higher average AUM.  Revenue from open-end funds rose $4.0 million, or 3.1%, to $134.0 million from the prior year as average AUM in 2017 increased $1.4 billion, or 9.2%, to $16.6 billion from the $15.2 billion in 2016.  Closed-end fund revenues increased $3.4 million, or 4.9%, to $72.8 million from the prior year and were comprised of an increase of $6.3 million in investment advisory fees attributable to higher average AUM, offset by a decrease of $2.9 million in incentive fees on certain closed-end fund AUM.  Revenue from Institutional and Private Wealth Management accounts, excluding incentive fees, which are generally billed on beginning quarter AUM, increased $2.1  million, or 2.1%, principally due to higher billable AUM levels throughout the course of 2017.  There were no incentive fees earned in 2017. In 2017, average AUM in our equity Institutional and Private Wealth Management business increased $0.8 billion, or 4.8%, for the year to $17.5 billion.

Distribution Fees and Other Income: Distribution fees and other income decreased $0.7 million, or 1.6%, to $43.8 million in 2017 from $44.5 million in 2016.  Lower distribution fees of $39.7 million in 2017 versus $41.0 million for the prior year, were partially offset by an increase of $0.5 million in fees from the sale of load shares of mutual funds and other income.

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

Income Taxes
The effective tax rate (“ETR”) was 41.4% for the year ended December 31, 2017, versus 35.7% for the year ended December 31, 2016.  The ETR for 2017 included a net $8.2 million write down for net deferred tax assets resulting from the enactment of the Tax Cuts and Jobs Act (the “Act”) in December 2017.  The Act had the effect of increasing the ETR for 2017 by 6.1%.  The ETR for 2016 benefitted by 1.4% due to the reversal of tax accruals related to the closing out of a state audit.

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

The DCCAs defer the Chief Executive Officer’s compensation expense by amortizing it over each DCCA’s respective vesting period.  The Chief Executive Officer is not entitled to receive the compensation until the end of the vesting period, so GAAP specifies this treatment of the expense.  The 2016 DCCA is expensed ratably over 4 years, the First Half 2017 DCCA is expensed ratably over 18 months, and the Fourth Quarter 2017 DCCA is expensed ratably over 18 months.

Because the GAAP reporting of the DCCAs granted to the CEO tracks vesting, compensation expense and management fee expense in the year of grant is lower than compensation expense and management fee expense in future periods to the extent that future periods contain the vesting of the prior year’s DCCA compensation in addition to normal non-deferred compensation for the current year period.  In 2016, the full amount of the compensation was deferred, and expense was recorded for the 25% vesting in that year.  In the first six months of 2017, the ratable vesting continued for the 2016 compensation, and the new First Half 2017 DCCA grant resulted in compensation for the first six months of 2017 being deferred and expense being recorded for 33% vesting in that period.  The CEO’s third quarter 2017 compensation was not deferred so 100% of the CEO’s compensation for that period was recorded together with the ratable portions of the vestings of the 2016 DCCA and the First Half 2017 DCCA.  This results in a compounding effect in future periods when non-deferred current period compensation and prior period deferred compensation is ratably vested.  On May 23, 2018, the CEO waived receipt of $6 million of the First Half 2017 DCCA, and a reduction in expense was recognized in 2018.  On July 2, 2018, the First Half 2017 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $28.3 million was made to the CEO.

Accordingly, this vesting schedule resulted in a $4.0 million decrease in compensation expense in 2018 versus 2017 as well as a $7.1 million decrease in management fee expense in 2018 as compared to 2017.

The following tables show the amortization and EPS impact of the DCCAs by quarter.  The amortization amount of future periods assumes that the stock price of GBL of $16.89 is unchanged from December 31, 2018.  For every $1.00 change in the GBL stock price, up to a GBL stock price of $32.8187, the 2016 DCCA would increase by $2,314,695, while the Fourth Quarter 2017 DCCA would increase by $530,662, up to a GBL stock price of $29.1875.

	2017	2018	2019	2020		2017	2018	2019	2020
	(amounts in thousands)

Q1	$(8,126)	$979	$3,937	$-	Q1	$0.16	$(0.03)	$0.10	$-
Q2	(7,389)	11,232	2,443	-	Q2	0.15	(0.29)	0.06	-
Q3	9,805	183	2,443	-	Q3	(0.20)	-	0.06	-
Q4	(1,857)	(8,764)	2,443	-	Q4	0.04	(0.23)	0.06	-
Year	$(7,567)	$3,630	$11,266	$-	Year	$0.15	$(0.55)	$0.28	$-

The GAAP based balance sheets are also impacted as only the vested portion of the compensation subject to the DCCAs is included in compensation payable.  At December 31, 2018, the amount of unrecognized compensation was $11.3 million.

The following tables show a reconciliation of our results for 2018 and 2017, and our balance sheet at December 31, 2018 between the GAAP basis and a non-GAAP adjusted basis as if all of the 2016 DCCA, the First Half 2017 DCCA, and the Fourth Quarter 2017 DCCA expense were recognized in 2017 and 2018, respectively, without regard to the vesting schedule.  We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.  These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing results with prior period results, and to enable comparisons with industry peers.  However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies.  The following schedules reconcile U.S. GAAP financial measures to non-GAAP measures for the years ended December 31, 2018 and 2017 as well as at December 31, 2018.

	Year Ended December 31, 2018
		Impact of	Impact of
	Reported	Fourth Quarter	First Half	Impact of
	GAAP	2017 DCCA	2017 DCCA	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$302,651	$-	$-	$-	$302,651
Distribution fees and other income	38,804	-	-	-	38,804
Total revenues	341,455	-	-	-	341,455
Expenses
Compensation	83,768	(3,210)	(2,335)	9,113	87,336
Management fee	9,014	(1,676)	(1,401)	(4,120)	1,817
Distribution costs	39,194	-	-	-	39,194
Other operating expenses	22,692	-	-	-	22,692
Total expenses	154,668	(4,886)	(3,736)	4,993	151,039

Operating income	186,787	4,886	3,736	(4,993)	190,416
Other income (expense)
Net gain (loss) from investments	(25,173)	-	-	-	(25,173)
Interest and dividend income	2,241	-	-	-	2,241
Interest expense	(3,525)	-	-	-	(3,525)
Charitable contributions	(5,671)	-	-	-	(5,671)
Total other expense, net	(32,128)	-	-	-	(32,128)
Income before income taxes	154,659	4,886	3,736	(4,993)	158,288
Income tax provision	37,463	1,222	934	(1,249)	38,370
Net income attributable to GAMCO Investors, Inc.'s shareholders	$117,196	$3,664	$2,802	$(3,744)	$119,918

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$4.08	$0.13	$0.10	$(0.13)	$4.17
Diluted	$4.07	$0.13	$0.10	$(0.13)	$4.17

	Year Ended December 31, 2017
		Impact of	Impact of
	Reported	Fourth Quarter	First Half	Impact of
	GAAP	2017 DCCA	2017 DCCA	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$316,705	$-	$-	$-	$316,705
Distribution fees and other income	43,819	-	-	-	43,819
Total revenues	360,524	-	-	-	360,524
Expenses
Compensation	134,170	10,318	9,619	(12,322)	141,785
Management fee	13,666	1,064	1,775	(2,887)	13,618
Distribution costs	44,447	-	-	-	44,447
Other operating expenses	23,221	-	-	-	23,221
Total expenses	215,504	11,382	11,394	(15,209)	223,071

Operating income	145,020	(11,382)	(11,394)	15,209	137,453
Other income (expense)
Net gain (loss) from investments	(185)	-	-	-	(185)
Interest and dividend income	2,350	-	-	-	2,350
Interest expense	(10,160)	-	-	-	(10,160)
Charitable contributions	(4,137)	-	-	-	(4,137)
Total other expense, net	(12,132)	-	-	-	(12,132)
Income before income taxes	132,888	(11,382)	(11,394)	15,209	125,321
Income tax provision	55,079	(4,325)	(4,442)	5,818	52,130
Net income attributable to GAMCO Investors, Inc.'s shareholders	$77,809	$(7,057)	$(6,952)	$9,391	$73,191

Net income attributable to GAMCO Investors, Inc.'s shareholders per share:
Basic	$2.68	$(0.24)	$(0.24)	$0.32	$2.53
Diluted	$2.60	$(0.23)	$(0.22)	$0.30	$2.45

	December 31, 2018
		Impact of
	Reported	Fourth Quarter	Impact of
	GAAP	2017 DCCA	2016 DCCA	Non-GAAP
ASSETS
Cash and cash equivalents	$41,202	$-	$-	$41,202
Investments in securities	33,789	-	-	33,789
Receivable from brokers	3,423	-	-	3,423
Investment advisory fees receivable	25,677	-	-	25,677
Receivable from affiliates	4,194	-	-	4,194
Income tax receivable	15,001	374	2,444	17,819
Other assets	11,326	-	-	11,326
Total assets	$134,612	$374	$2,444	$137,430

LIABILITIES AND EQUITY
Payable to brokers	112	-	-	112
Income taxes payable and deferred tax liabilities	2,388	-	-	2,388
Capital lease obligation	4,794	-	-	4,794
Compensation payable	60,408	1,494	9,774	71,676
Payable to affiliates	1,041	-	-	1,041
Accrued expenses and other liabilities	32,091	-	-	32,091
Sub-total	100,834	1,494	9,774	112,102

5.875% Senior notes (due June 1, 2021)	24,168	-	-	24,168
Total liabilities	125,002	1,494	9,774	136,270

Equity
GAMCO Investors, Inc. stockholders' equity
Class A Common Stock	14	-	-	14
Class B Common Stock	19	-	-	19
Additional paid-in capital	14,192	-	-	14,192
Retained earnings (deficit)	282,928	(1,120)	(7,330)	274,478
Accumulated other comprehensive income	(240)	-	-	(240)
Treasury stock, at cost	(287,303)	-	-	(287,303)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	9,610	(1,120)	(7,330)	1,160
Total liabilities and equity (deficit)	$134,612	$374	$2,444	$137,430

Liquidity and Capital Resources
Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments and securities held for investment purposes.  Cash and cash equivalents are comprised primarily of 100% U.S. Treasury money market funds managed by GAMCO.

Summary cash flow data derived from our audited consolidated statements of cash flows are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows provided by (used in) from continuing operations:
Operating activities	$117,882	$126,691	$115,737
Investing activities	(2,388)	237	(1,435)
Financing activities	(92,029)	(148,902)	(88,247)
Increase (decrease) in cash and cash equivalents from continuing operations	23,465	(21,974)	26,055
Effect of exchange rates on cash and cash equivalents	(84)	(17)	38
Net increase (decrease) in cash and cash equivalents	23,381	(21,991)	26,093
Cash and cash equivalents at beginning of year	17,821	39,812	13,719
Cash and cash equivalents at end of year	$41,202	$17,821	$39,812

Cash and liquidity requirements have historically been met through cash generated by operating income and our borrowing capacity.  We filed a shelf registration with the SEC in 2018 which, among other things, provides us opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $500 million.  The shelf is available through April 2021, at which time it may be renewed.

At December 31, 2018, we had cash and cash equivalents of $41.2 million, an increase of $23.4 million from the prior year-end primarily due to the Company’s financing activities described below.  Face value third party debt outstanding at December 31, 2018 was $24.1 million, consisting of 5.875% senior notes due 2021.  It is anticipated that the majority of our cash flow will go towards servicing our deferred compensation payable next year.

Cash provided by operating activities was $117.9 million in 2018 and $126.7 million in 2017.  Our largest source of cash comes from net earnings as adjusted for non-cash expenses.  In 2018, this totaled $117.2 million versus $77.8 million in 2017.  Other sources of cash included a decrease in unrealized value for available for sale securities of $18.6 million, a decrease in investment advisory fees receivable of $8.0 million, a decrease in deferred income taxes of $5.0 million, an increase of $4.0 million of accrued expenses and other liabilities, and an increase of $0.7 million in payable to affiliates.  Cash uses included a decrease in compensation payable of $63.0 million, an increase in investments in trading securities of $13.6 million, a decrease in stock based compensation expense of $7.0 million, an increase in receivable from brokers of $0.7 million, and $0.2 million from other changes in net assets and liabilities.

Net cash used in investing activities of $2.4 million in 2018 is due to purchases of securities of $2.4 million. Net cash provided by investing activities of $0.2 million in 2017 is due to $4.1 million in proceeds from sales of available for sale securities less purchases of available for sale securities of $3.9 million.

Net cash used in financing activities of $92.0 million in 2018 principally resulted from the $50 million in prepayments of our AC 4% PIK Note due November 30, 2020, $25.1 million in margin loan payments, $15 million in prepayments of our AC 1.6% Note due February 28, 2018, $10.6 million of repurchases of our Class A Stock under the Stock Repurchase Program, and $2.3 million in dividends paid offset partially by $11.0 million in margin loan borrowings.  Net cash used in financing activities of $148.9 million in 2017 principally resulted from the $113.3 million repayment of the 4.5% Convertible note due August 15, 2021, the $50 million in prepayments of our AC 4% PIK Note due November 30, 2020, $14.3 million of repurchases of our Class A Stock under the Stock Repurchase Program, $5.0 million in margin loan payments, and $2.3 million in dividends paid offset slightly by margin loan borrowings of $20.9 million and the issuance of the $15 million 1.6% note due February 28, 2018.

Under the terms of the lease of our Rye, New York office, we are obligated to make minimum total payments of $11.0 million through December 2028.  For our Greenwich, Connecticut office we are obligated to make payments of approximately $0.1 million through July 2019.

On November 25, 2015, Moody’s Investors Services downgraded the Company to Ba1 from Baa3.  We continue to maintain an investment grade rating of BBB- with Standard and Poor’s Ratings Services.  We believe that our ability to maintain our investment grade rating will provide greater access to the capital markets, enhance liquidity and lower overall borrowing costs.

G.distributors is registered with the SEC as a broker-dealer and is regulated by FINRA.  As such, it is subject to the minimum net capital requirements promulgated by the SEC.  G.distributors’ net capital exceeded these minimum requirements at December 31, 2018.  G.distributors computes its net capital under the alternative method permitted by the SEC, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  At December 31, 2018 and 2017, G.distributors had net capital, as defined, of approximately $3.7 million and $2.0 million, respectively, exceeding the regulatory requirement by approximately $3.4 million and $1.8 million, respectively.  Net capital requirements for our affiliated broker-dealer may increase in accordance with rules and regulations to the extent they engage in other business activities.

Our subsidiary, GAMCO Asset Management (UK) Limited is authorized and regulated by the FCA.  In February 2011, GAMCO Asset Management (UK) Limited increased its permitted license with the FCA’s predecessor, the Financial Services Authority (“FSA”) and has held Total Capital of £671,000 and £632,000 ($852,000 and $853,000 at December 31, 2018 and 2017, respectively) and had a Financial Resources Requirement of £154,000 and £216,000 ($195,000 and $291,000 at December 31, 2018 and 2017, respectively).  We have consistently met or exceeded these minimum requirements.

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

Market Risk

Our primary market risk exposure is to changes in equity prices and interest rates.  Since approximately 94% of our AUM are equities, our financial results are subject to equity-market risk as revenues from our investment management services are sensitive to stock market dynamics.  In addition, returns from our proprietary investment portfolio are exposed to interest rate and equity market risk.

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

With respect to our proprietary investment activities, included in investments in securities of $33.8 million and $36.8 million at December 31, 2018 and 2017, respectively, were investments in common stocks totaling $32.4 million and $36.7 million, respectively, and closed-end funds of $1.3 million and $0.1 million, respectively.  Of the $32.4 million and $36.7 million, invested in common stocks at December 31, 2018 and 2017, respectively, $18.8 million and $36.6 million, respectively, was related to our investment in Westwood Holdings Group Inc. (NYSE: WHG).  Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At December 31, 2018 and 2017, there were no securities sold, not yet purchased.

The following table provides a sensitivity analysis for our investments in equity securities as of December 31, 2018.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
	Fair Value	equity prices	equity prices
At December 31, 2018:
Equity price sensitive investments, at fair value	$33,789	$30,410	$37,168
At December 31, 2017:
Equity price sensitive investments, at fair value	$36,790	$33,111	$40,470

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

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on December 31, 2018, cash and cash equivalent balance of $41.2 million a 1% increase in interest rates would increase our interest income by $4.1 million annually while a 1% decrease would reduce our interest income by $4.1 million annually.

Contractual Obligations

We are obligated to make future payments under various contracts such as debt agreements and capital and operating lease agreements.  The following table sets forth our significant contractual cash obligations as of December 31, 2018 (in thousands):

	Total	2019	2020	2021	2022	2023	Thereafter
Contractual Obligations:
5.875% Senior notes	$24,225	$-	$-	$24,225	$-	$-	$-
Interest on 5.875% Senior notes	3,439	1,423	1,423	593	-	-	-
Capital lease obligations	10,973	1,253	1,080	1,080	1,080	1,080	5,400
Non-cancelable operating lease obligations	809	616	121	68	4	-	-
Total	$39,446	$3,292	$2,624	$25,966	$1,084	$1,080	$5,400

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

Investment advisory and incentive fees are directly influenced by the level and mix of AUM as fees are derived from a contractually-determined percentage of AUM for each account as well as incentive fees earned on certain accounts.  Advisory fees from the open-end funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Advisory fees from Institutional and Private Wealth Management accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  The Company derived approximately 89%, 88% and 87% of its total revenues from advisory fees, including incentive fees, for the periods ended December 31, 2018, 2017 and 2016, respectively.  These revenues vary depending upon the level of sales compared with redemptions, financial market conditions, performance and the fee structure for AUM.  Revenues derived from the equity-oriented portfolios generally have higher advisory fee rates than fixed income portfolios.

The Company earns incentive fees from certain Institutional and Private Wealth Management accounts, which are based upon meeting or exceeding a specific benchmark index or indices.  Incentive fees refer to fees earned when the return generated for the client exceeds the benchmark and can be earned even if the return to the client is negative as long as the return exceeds the benchmark.  These fees are recognized, for each respective account, at the end of the stipulated contract period which is either quarterly or annually and varies by account.  Receivables due for incentive fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition.    There were no incentive fees receivable as of December 31, 2018 or 2017.

For The GDL Fund, there is an incentive fee earned as of the end of the calendar year and varies to the extent the total return of the fund is in excess of the ICE Bank of America Merrill Lynch 3 Month U.S. Treasury Bill Index total return.  This fee is recognized at the end of the measurement period, which is annually on a calendar year basis.  Receivables due on incentive fees relating to The GDL Fund are included in investment advisory fees receivable on the consolidated statements of financial condition and were $1.4 million as of December 31, 2017.  There were no incentive fees receivable at December 31, 2018.

For the Gabelli Merger Plus+ Trust Plc, there is an incentive fee which is earned and recognized at the end of the measurement period, June 30th and varies to the extent the total return of the fund is in excess of twice the rate of return of the 13 week Treasury Bills over the performance period.  There was no performance fee receivable as of December 31, 2018 or 2017.

Advisory fees on a majority of the closed-end preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period, which is annually.  Receivables due for advisory fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were $7.1 million in advisory fees receivable on closed-end preferred shares as of December 31, 2017.  There were no advisory fees receivable on closed-end preferred shares at December 31, 2018.

For the GAMCO Merger Arbitrage SICAV, there is an incentive fee earned as of the end of the calendar year equal to twenty percent of the gross return of the fund.  This fee is recognized as the end of the measurement period, which is annually on a calendar year basis, or earlier if there is a redemption.  Receivables due on incentive fees relating to the GAMCO Merger Arbitrage SICAV are included in investment advisory fees receivable on the consolidated statements of financial condition and were $1.3 million and $0.5 million as of December 31, 2018 and 2017, respectively.

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

Under the distribution plans, the open-end Class AAA shares of the Funds (except The Gabelli U.S. Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund), the Class A shares of certain Funds pay G.distributors a distribution or service fee of .25% per year (except the Class A shares of the TETON Westwood Funds which pay .50% per year, except for the TETON Westwood Intermediate Bond Fund which pays .35%, and the Class A shares of the Gabelli Enterprise Mergers and Acquisitions Fund which pay .45% per year) on the average daily net assets of the fund.  Class B and Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%.

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

Investments in Securities

Investments in securities are accounted for as either “trading securities” or “available for sale” and are stated at fair value.  Management determines the appropriate classification of debt and equity securities at the time of purchase.  U.S. Treasury Bills and Notes with maturities of greater than three months at the time of purchase are considered investments in securities.  Securities that are not readily marketable are stated at their estimated fair values in accordance with GAAP.  A portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities.  Trading securities, and effective January 1, 2018, with the adoption of Accounting Standards Update (“ASU”) 2016-01, available for sale (“AFS”) investments, are stated at fair value, with any unrealized gains or losses reported in current period earnings in net gain/(loss) from investments on the consolidated statements of income.  Prior to January 1, 2018, AFS investments were stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of other comprehensive income except for losses deemed to be other than temporary which were recorded as realized losses on the consolidated statements of income.  Securities transactions and any related gains and losses are recorded on a trade date basis.  Realized gains and losses from securities transactions are recorded on the specific identified cost basis and are included in net gain/(loss) from investments on the consolidated statements of income.

Prior to January 1, 2018, AFS securities were evaluated for other than temporary impairments each reporting period and any impairment charges were recorded in net gain/(loss) from investments on the consolidated statements of income.  Management reviewed all available for sale securities whose cost exceeds their fair value to determine if the impairment was other than temporary.  Management used qualitative factors such as the intent to hold the investment, the amount of time that the investment had been impaired and the severity of the decline in determining whether the impairment was other than temporary.

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

Stock Based Compensation

The Company has granted RSAs to staff members and stock options to members of the board of directors which were recommended by the Company’s Chairman, who did not receive an RSA or option award, and approved by the Compensation Committee of the Company’s Board of Directors.  We use a fair value based method of accounting for stock-based compensation provided to our staff and board members.

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

The Company has entered into three deferred compensation agreements with Mr. Gabelli whereby his variable compensation for 2016, the first half of 2017 and the fourth quarter of 2017 was in the form of Restricted Stock Units (“RSUs”) determined by the volume-weighted average price (“VWAP”) of the Company’s Class A Stock during those respective periods.  The 2016 DCCA will vest 100% on January 1, 2020, the First Half 2017 DCCA vested 100% on July 1, 2018, and the Fourth Quarter 2017 DCCA will vest 100% on April 1, 2019.  The Company settled the First Half 2017 DCCA award in cash and intends to settle the unvested awards in cash at their vesting.  The Company, however, reserves the right to issue shares of the Company’s Class A Stock in lieu of such cash payment.  Under the terms of the agreement the Company will pay Mr. Gabelli an amount equal to the number of RSUs valued at the lesser of the VWAP of the Company’s Class A Stock for the applicable period or the value on the lapse date or, if not a trading day, then the first trading date thereafter.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GAMCO Investors, Inc.
Greenwich, Connecticut

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of GAMCO Investors, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
March 11, 2019

We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GAMCO Investors, Inc.
Greenwich, Connecticut

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of GAMCO Investors, Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of the Company and our report dated March 11, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York
March 11, 2019

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues
Investment advisory and incentive fees	$302,651	$316,705	$308,459
Distribution fees and other income	38,804	43,819	44,541
Total revenues	341,455	360,524	353,000
Expenses
Compensation	83,768	134,170	86,572
Management fee	9,014	13,666	6,518
Distribution costs	39,194	44,447	44,189
Other operating expenses	22,692	23,221	23,925
Total expenses	154,668	215,504	161,204
Operating income	186,787	145,020	191,796
Other income (expense)
Net gain/(loss) from investments	(25,173)	3,115	1,594
Extinguishment of debt	-	(3,300)	-
Interest and dividend income	2,241	2,350	1,511
Interest expense	(3,525)	(10,160)	(12,674)
Charitable contributions	(5,671)	(4,137)	-
Total other income (expense), net	(32,128)	(12,132)	(9,569)
Income before income taxes	154,659	132,888	182,227
Income tax provision	37,463	55,079	65,106
Net income attributable to GAMCO Investors, Inc.'s shareholders	$117,196	$77,809	$117,121

Net income per share attributable to GAMCO Investors, Inc.'s shareholders:
Basic	$4.08	$2.68	$4.01
Diluted	$4.07	$2.60	$3.92

Weighted average shares outstanding:
Basic	28,744	28,980	29,182
Diluted	28,777	30,947	30,170

Actual shares outstanding	28,982	28,974	29,463

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016

Net income attributable to GAMCO Investors, Inc.'s shareholders	$117,196	$77,809	$117,121
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(6)	82	(164)
Net unrealized gains on securities available for sale (a)	-	523	2,320
Other comprehensive income/(loss)	(6)	605	2,156

Comprehensive income attributable to GAMCO Investors, Inc. shareholders	$117,190	$78,414	$119,277

(a) Net of income tax expense of $0, $290 and $1,363 for 2018, 2017 and 2016, respectively.
     Effective January 1, 2018, upon the adoption of ASU 2016-01, the Company no longer recognizes unrealized gains or losses on equity securities through other comprehesive income/(loss).  See Note C.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	December 31,	December 31,
	2018	2017
ASSETS

Cash and cash equivalents	$41,202	$17,821
Investments in securities	33,789	36,790
Receivable from brokers	3,423	1,578
Investment advisory fees receivable	25,677	38,712
Receivable from affiliates	4,194	5,635
Capital lease	2,095	2,304
Goodwill and identifiable intangible assets	3,765	3,765
Income taxes receivable and deferred tax assets, net	15,001	15,615
Other assets	5,466	6,066
Total assets	$134,612	$128,286

LIABILITIES AND EQUITY

Payable to brokers	$112	$14,926
Income taxes payable	2,388	3,128
Capital lease obligation	4,794	4,943
Compensation payable	60,408	82,907
Payable to affiliates	1,041	855
Accrued expenses and other liabilities	32,091	28,656
Sub-total	100,834	135,415

AC 4% PIK Note (due November 30, 2020) (Note G)	-	50,000
5.875% Senior notes (net of issuance costs of $57 and $81, respectively) (due June 1, 2021) (Note G)	24,168	24,144
AC 1.6% Note Payable (due February 28, 2018) (Note G)	-	15,000
Total liabilities	125,002	224,559

Commitments and contingencies (Note J)

Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 15,969,303 and 15,541,489
shares issued, respectively; 9,957,301 and 9,949,482 shares outstanding, respectively	14	14
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 24,000,000 shares issued
and 19,024,240 and 19,024,404 shares outstanding, respectively	19	19
Additional paid-in capital	14,192	12,572
Retained earnings	282,928	155,939
Accumulated comprehensive income	(240)	11,876
Treasury stock, at cost (6,012,002 and 5,592,007 shares, respectively)	(287,303)	(276,693)
Total equity/(deficit)	9,610	(96,273)
Total liabilities and equity	$134,612	$128,286

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

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(continued) (In thousands)

	GAMCO Investors, Inc. shareholders
		Additional	Retained	Accumulated
	Common	Paid-in	Earnings	Comprehensive	Treasury
	Stock	Capital	(Deficit)	Income	Stock	Total
Balance at December 31, 2016	$33	$3,903	$80,515	$11,271	$(262,369)	$(166,647)
Net income	-	-	77,809	-	-	77,809
Net unrealized gains on
securities available for sale,
net of income tax expense ($1,446)	-	-	-	2,492	-	2,492
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax benefit ($1,156)	-	-	-	(1,969)	-	(1,969)
Foreign currency translation	-	-	-	82	-	82
Dividends declared ($0.08 per
share)	-	-	(2,385)	-	-	(2,385)
Stock based compensation
expense	-	8,669	-	-	-	8,669
Purchase of treasury stock	-	-	-	-	(14,324)	(14,324)
Balance at December 31, 2017	$33	$12,572	$155,939	$11,876	$(276,693)	$(96,273)

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(continued) (In thousands)

	GAMCO Investors, Inc. shareholders
		Additional	Retained	Accumulated
	Common	Paid-in	Earnings	Comprehensive	Treasury
	Stock	Capital	(Deficit)	Income	Stock	Total
Balance at December 31, 2017	$33	$12,572	$155,939	$11,876	$(276,693)	$(96,273)
Net income	-	-	117,196	-	-	117,196
Reclassification pursuant to adoption of ASU
2016-01, net of tax ($7,095)	-	-	12,110	(12,110)	-	-
Foreign currency translation	-	-	-	(6)	-	(6)
Dividends declared ($0.08 per
share)	-	-	(2,317)	-	-	(2,317)
Stock based compensation
expense	-	1,620	-	-	-	1,620
Purchase of treasury stock	-	-	-	-	(10,610)	(10,610)
Balance at December 31, 2018	$33	$14,192	$282,928	$(240)	$(287,303)	$9,610

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income	$117,196	$77,809	$117,121
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	562	595	625
Stock based compensation expense	1,620	8,669	3,959
Deferred income taxes	(487)	(5,451)	(5,537)
Foreign currency translation gain/(loss)	(6)	82	(164)
Donated securities	325	1,124	499
Unrealized on available for sale securities	18,632	-	-
Gains on sales of available for sale securities	-	(62)	(4)
Loss on extinguishment of debt	-	3,300	-
(Increase) decrease in assets:
Investments in trading securities	(13,568)	8	186
Receivable from affiliates	1,532	329	(927)
Receivable from brokers	(1,845)	(1,125)	638
Investment advisory fees receivable	13,035	5,024	(12,688)
Income tax receivable and deferred tax assets	615	(1,105)	(2,562)
Other assets	234	(73)	(69)
Increase (decrease) in liabilities:
Payable to affiliates	186	(557)	(6,275)
Payable to brokers	(698)	(990)	54
Income taxes payable	(252)	(689)	2,768
Compensation payable	(22,496)	40,517	17,969
Accrued expenses and other liabilities	3,297	(714)	144
Total adjustments	686	48,882	(1,384)
Net cash provided by operating activities	$117,882	$126,691	$115,737

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (In thousands)

	Year Ended December 31,
	2018	2017	2016
Investing activities
Purchases of available for sale securities	$(2,388)	$(3,932)	$(1,843)
Proceeds from sales of available for sale securities	-	4,169	408
Net cash provided by (used in) investing activities	(2,388)	237	(1,435)

Financing activities
Dividends paid	(2,328)	(2,315)	(2,333)
Purchase of treasury stock	(10,610)	(14,324)	(10,773)
Repurchases of AC 4% PIK Note due November 30, 2020	(50,000)	(50,000)	(150,000)
Proceeds from 4.5% Convertible note due August 15, 2021	-	-	109,826
Repayment of 4.5% Convertible note due August 15, 2021	-	(113,300)	-
Repayment of GGCP loan due December 28, 2016	-	-	(35,000)
Repayment of AC 1.6% Note due February 28, 2018	(15,000)	-	-
Proceeds from AC 1.6% Note due February 28, 2018	-	15,000	-
Margin loan borrowings	11,000	20,850	-
Margin loan repayments	(25,115)	(5,000)	-
Amortization of debt issuance costs	24	187	33
Net cash used in financing activities	(92,029)	(148,902)	(88,247)
Effect of exchange rates on cash and cash equivalents	(84)	(17)	38
Net increase (decrease) in cash and cash equivalents	23,381	(21,991)	26,093
Cash and cash equivalents at beginning of period	17,821	39,812	13,719
Cash and cash equivalents at end of period	$41,202	$17,821	$39,812
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,622	$12,180	$11,274
Cash paid for taxes	$36,400	$62,259	$75,238

Non-cash activity:

- For 2018, 2017 and 2016 the Company accrued restricted stock award dividends of $20, $23 and $35, respectively.
- For 2016, the Company recorded $402 as a reduction to its deferred tax asset and additional paid-in capital for the excess of recorded restricted stock award tax benefit over the actual tax benefit.

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

Nature of Operations

GAMCO, Funds Advisor, and Gabelli Fixed Income LLC (“Fixed Income LLC”), a wholly-owned subsidiary of Fixed Income, are registered investment advisors under the Advisers Act of 1940. G.distributors is a registered broker-dealer with the Securities and Exchange Commission (“SEC”) and is regulated by the Financial Industry Regulatory Authority (“FINRA”).  Refer to Major Revenue-Generating Services and Revenue Recognition section within Note A for additional discussion of GBL's business.

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

Prior to January 1, 2018, investments in equity securities were accounted for as either “trading securities” or “available for sale” and were stated at fair value.  A portion of investments in securities are held for resale in anticipation of short-term market movements and therefore were, prior to January 1, 2018, classified as trading securities.  Trading securities were stated at fair value, with any unrealized gains or losses reported in current period earnings in net gain/(loss) from investments on the consolidated statements of income.  Available for sale (“AFS”) investments were stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of other comprehensive income except for losses deemed to be other than temporary which were recorded as realized losses on the consolidated statements of income.

Prior to January 1, 2018, AFS securities were evaluated for other than temporary impairments each reporting period and any impairment charges were recorded in net gain/(loss) from investments on the consolidated statements of income.  Management reviewed all available for sale securities whose cost exceeded their fair value to determine if the impairment was other than temporary.  Management used qualitative factors such as the intent to hold the investment, the amount of time that the investment had been impaired and the severity of the decline in determining whether the impairment was other than temporary.

Effective January 1, 2018, investments in equity securities with readily determinable fair values are stated at fair value, with any unrealized gains or losses reported in current period earnings in net gain/(loss) from investments on the consolidated statements of income.

For 2018, because all changes in fair value of investments in our securities with readily determinable fair values are recognized in the consolidated statements of income, no evaluation for impairment was necessary.  There were no investments in equity securities without a readily determinable fair value at any time during 2018.  Such investments would require the application of impairment testing.

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

Investment advisory and incentive fees are directly influenced by the level and mix of assets under management (“AUM”) as fees are derived from a contractually-determined percentage of AUM for each account as well as incentive fees earned on certain accounts.  Advisory fees from the open-end funds, closed-end funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Advisory fees from Institutional and Private Wealth Management accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.    The Company derived approximately 89%, 88% and 87% of its total revenues from advisory fees, including incentive fees, for the periods ended December 31, 2018, 2017 and 2016, respectively. These revenues vary depending upon the level of sales compared with redemptions, financial market conditions, performance and the fee structure for the Fund or account.  Revenues derived from the equity-oriented portfolios generally have higher advisory fee rates than fixed income portfolios.

The Company receives incentive fees from certain Institutional and Private Wealth Management accounts, which are based upon meeting or exceeding a specific benchmark index or indices.  Incentive fees refer to fees earned when the return generated for the client exceeds the benchmark and can be earned even if the return to the client is negative as long as the return exceeds the benchmark.  These fees are recognized, for each respective account, at the end of the stipulated contract period which is either quarterly or annually and varies by account.  Receivables due for incentive fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were no incentive fees receivable as of December 31, 2018 and 2017.

For The GDL Fund, there is an incentive fee earned as of the end of the calendar year and varies to the extent the total return of the fund is in excess of the ICE Bank of America Merrill Lynch 3 Month U.S. Treasury Bill Index total return. This fee is recognized at the end of the measurement period. Receivables due on incentive fees relating to The GDL Fund are included in investment advisory fees receivable on the consolidated statements of financial condition and were $1.4 million as of December 31, 2017.  There were no incentive fees receivable at December 31, 2018.

For the Gabelli Merger Plus+ Trust Plc, there is an incentive fee which is earned and recognized at the end of the measurement period, June 30th and varies to the extent the total return of the fund is in excess of twice the rate of return of the 13 week Treasury Bills over the performance period.  There was no performance fee receivable as of December 31, 2018 or 2017.

Advisory fees on a majority of the closed-end preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares. These fees are recognized at the end of the measurement period, which is annually. Receivables due for advisory fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition. There were $7.1 million in advisory fees receivable on closed-end preferred shares as of December 31, 2017.  There were no advisory fees receivable on closed-end preferred shares at December 31, 2018.

For the GAMCO Merger Arbitrage SICAV, there is an incentive fee earned as of the end of the calendar year equal to twenty percent of the gross return of the fund.  This fee is recognized as the end of the measurement period, which is annually on a calendar year basis, or earlier if there is a redemption.  Receivables due on incentive fees relating to the GAMCO Merger Arbitrage SICAV are included in investment advisory fees receivable on the consolidated statements of financial condition and were $1.3 million and $0.5 million as of December 31, 2018 and 2017, respectively.

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

Under the distribution plans, the open-end Class AAA shares of the Funds (except The Gabelli U.S. Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund), the Class A shares of certain Funds pay G.distributors a distribution or service fee of 0.25% per year (except the Class A shares of the TETON Westwood Funds which pay 0.50% per year, except for the TETON Westwood Intermediate Bond Fund which pays .35%, and the Class A shares of the Gabelli Enterprise Mergers and Acquisitions Fund which pays 0.45% per year) on the average daily net assets of the Fund. Class C shares have a 12b-1 distribution plan with a service and distribution fee totaling 1%.

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

Depreciation and Amortization

Fixed assets other than leasehold improvements, with net book value of $362,000 and $421,000 at December 31, 2018 and 2017, respectively, which are included in other assets, are recorded at cost and depreciated using the straight-line method over their estimated useful lives from four to seven years. Accumulated depreciation was $2.8 million and $2.7 million at December 31, 2018 and 2017, respectively. Leasehold improvements, with net book value of $1.3 million and $1.5 million at December 31, 2018 and 2017, respectively, which are included in other assets, are recorded at cost and amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter. The leased property under the capital lease is depreciated utilizing the straight-line method over the term of the lease, which expires on December 31, 2028.  The capital lease was extended on June 11, 2014 to December 31, 2028 from December 31, 2023.  For the years ended December 31, 2018, 2017 and 2016, depreciation and amortization were $562,000, $595,000 and $632,000, respectively. We estimate that depreciation and amortization will be approximately $550,000 annually over the next three years.

Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed.  At December 31, 2018 and 2017, goodwill recorded on the consolidated statements of financial condition relates to G.distributors.  At December 31, 2018 and 2017, the identifiable intangible assets are the investment advisory contracts for the Gabelli Enterprise Mergers and Acquisition Fund, for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd., all of which relate to Funds Advisor.  Goodwill and identifiable intangible assets are tested for impairment at least annually on November 30th and whenever certain triggering events are met.  In assessing the recoverability of the identifiable intangible asset for 2018 and 2017, projections regarding estimated future cash flows and other factors are made to determine the fair value of the asset.  No impairment was recorded during 2018, 2017, or 2016.

In assessing the recoverability of goodwill for our annual impairment test on November 30, 2018 and 2017, we performed a qualitative assessment of whether it was more likely than not that an impairment had occurred and concluded that a quantitative analysis was not required.  No impairment was recorded during 2018, 2017, or 2016.

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

Earnings Per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding during each period less unvested restricted stock.  Diluted earnings per share is based on basic shares plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and unvested restricted stock using the treasury stock method, and, if dilutive, assumes the conversion of the convertible note for the periods outstanding since the issuance in August 2016 through the repayment in November 2017 using the if converted method.

Management Fee

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits before management fee which is paid to Mr. Gabelli or his designee for acting as CEO pursuant to his 2008 Employment Agreement so long as he is an executive of GBL and devotes the substantial majority of his working time to the business. In accordance with his 2008 Employment Agreement, he has allocated $0.9 million, $1.4 million and $2.2 million of his management fee to certain other employees of the Company in 2018, 2017 and 2016, respectively.

Stock Based Compensation

The Company has granted restricted stock awards (“RSAs”) to staff members and stock options to board members which were recommended by the Company’s Chairman, who did not receive an RSA or option award, and approved by the Compensation Committee of the Company’s Board of Directors.  We use a fair value based method of accounting for stock-based compensation provided to our employees and board members.

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

In connection with the Spin-off of AC and in accordance with GAAP, the Company allocated the stock compensation costs between GBL and AC based upon each employee’s individual allocation of their responsibilities between GBL and AC.  See note H. Equity for further details.

The Company has entered into three deferred compensation agreements with Mr. Gabelli whereby his variable compensation for 2016, the first half of 2017 and the fourth quarter of 2017 was in the form of Restricted Stock Units (“RSUs”) determined by the volume-weighted average price (“VWAP”) of the Company’s Class A Stock during those respective periods.  The 2016 Deferred Cash Compensation Agreement (“DCCA”) will vest 100% on January 1, 2020, the First Half 2017 DCCA vested 100% on July 1, 2018, and the Fourth Quarter 2017 DCCA will vest 100% on April 1, 2019.  On May 23, 2018, the CEO waived receipt of $6 million of the First Half 2017 DCCA, and a reduction in expense was recognized in 2018.  The Company settled the First Half 2017 DCCA award in cash and intends to settle the two other unvested awards in cash at their vesting.  The Company, however, reserves the right to issue shares of the Company’s Class A Stock in lieu of such cash payment.  Under the terms of the agreement the Company will pay Mr. Gabelli an amount equal to the number of RSUs valued at the lesser of the VWAP of the Company’s Class A Stock for the applicable period or the value on the lapse date or, if not a trading day, then the first trading date thereafter.

Under GAAP, for the 2016 DCCA only 25% of this deferred compensation expense was being recognized in 2016 with the remainder amortized ratably over 2017, 2018, and 2019.  Similarly, under GAAP, for the First Half 2017 DCCA 67% of the expense was recognized in 2017 with the remaining 33% expensed in 2018.  For the Fourth Quarter 2017 DCCA 17% of the expense was recognized in 2017, 66% in 2018 and the remaining 17% will be recognized in 2019.  Notwithstanding its ability to settle the award in stock, given the Company’s intent to settle it in cash, in accordance with GAAP (ASC 718), the awards are accounted for as liability-classified awards and not as equity-classified awards.  The liability is remeasured at fair value on each reporting period from December 31, 2016 until the vesting date.  However, given the cap on the obligation in that Mr. Gabelli will not receive cash in excess of the VWAP of the Company’s Class A Stock for each respective period, the remeasurement of the liability at fair value will never exceed its value determined using each period’s respective VWAP price.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and receivable from brokers.  The Company maintains cash and cash equivalents primarily in the Gabelli U.S. Treasury Money Market Fund, which invests fully in instruments issued by the U.S. government, and has receivables from brokers with various brokers and financial institutions, where these balances can exceed the federally insured limit.  The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  In addition, the credit risk is further limited by virtue of the fact that no single advisory relationship provided over 10% of the total revenue of the Company during the years 2018, 2017, or 2016.  All investments in securities are held at third party brokers or custodians.

Business Segment

The Company operates in one business segment, the investment advisory and asset management business. The Company conducts its investment advisory business principally through: Funds Advisor (Funds) and GAMCO (Institutional and Private Wealth Management).  The distribution of our open-end funds and underwriting of those Funds is conducted through G.distributors.

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

In January 2016, the FASB issued ASU 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available for sale debt securities. To adopt the amendments, entities will be required to make a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective.  The Company adopted this guidance on January 1, 2018 and reclassed $12.1 million out of Accumulated Comprehensive Income and into Retained Earnings.  Effective January 1, 2018, changes in the fair value of the Company’s available for sale investments will be reported through earnings rather than through other comprehensive income.

In February 2016, the FASB issued ASU 2016-02, which amends the guidance in U.S. GAAP for the accounting for leases.  ASU 2016-02 requires a lessee to recognize assets and liabilities arising from most operating leases in the consolidated statement of financial position. It requires these operating leases to be recorded on the balance sheet as right of use assets and offsetting lease liability obligations.  This new guidance will be effective for the Company’s first quarter of 2019 and we have elected the transition method allowed under ASU 2018-11, which does not require restatement of comparative periods but instead requires a cumulative adjustment to opening retained earnings at the January 1, 2019 adoption date.  The Company has performed the analysis on the transition to this new guidance, and we do not expect it to have a material impact on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, which adds and clarifies guidance on the classification of certain cash receipts and payments in the consolidated statements of cash flows.  This guidance is intended to unify the currently diverse presentations and classifications, and address eight classification issues related to the statement of cash flows, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle.  The Company adopted this guidance on January 1, 2018 without a material impact to the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 to simplify the process used to test for goodwill impairment.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This new guidance will be effective for the Company’s first quarter of 2020. The Company is currently evaluating the potential effect of this new guidance on its consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02 to address constituent concerns related to the application of ASC 740 to certain provisions of the new tax reform legislation, the Tax Cuts and Jobs Act.  Specifically, the ASU addressed concerns about the requirement in ASC 740 that the effect of a change in tax laws or rates on deferred tax assets and liabilities be included in income from continuing operations in the reporting period that contains that enactment date of the change.  That guidance applies even in situations in which the tax effects were initially recognized directly to other comprehensive income at the previous rate, resulting in “stranded” amounts in accumulated comprehensive income (AOCI) related to the income tax rate differential.  This new guidance will be effective for the Company’s first quarter of 2019.  Early adoption is permitted.  The Company has elected not to early adopt for the financial statements for the year ended December 31, 2018 contained in this Form 10-K.  The Company adopted this guidance on January 1, 2019 without a material impact to the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, which clarifies and simplifies the disclosure requirements for fair value transfers and measurements.  This new guidance will be effective for periods beginning after December 15, 2019.  The Company is currently evaluating the potential effect of this new guidance on its consolidated financial statements and related disclosures.

B.  Revenue Recognition

The revenue streams in the discussion below and in the table at the end of this Note include those that are within the scope of ASU 2014-09.  In all cases for all revenue streams discussed below, the revenue generated is from a single transaction price, and there is no need to allocate the amounts across more than a single revenue stream.  The customer for all revenues derived from open-end and closed-end funds described in detail below has been determined to be the fund itself and not the ultimate underlying investor in the fund.  The Company has identified similar performance obligations under ASU 2014-09 as compared with ASC Topic 605.  As a result, the timing of the recognition of our revenue remains the same under this new guidance as it was under ASC Topic 605.

Significant judgments that affect the amounts and timing of revenue recognition:

The Company’s analysis of the timing of revenue recognition for each revenue stream is based upon an analysis of current contract terms.  Performance obligations could, however, change from time to time if and when existing contracts are modified or new contracts are entered into.  These changes could potentially affect the timing of satisfaction of performance obligations, the determination of the transaction price, and the allocation of the price to performance obligations.  In the case of the revenue streams discussed below, the performance obligation is satisfied either at a point in time or over time.  For performance correlated and conditional revenues, the performance obligation (advising a client portfolio) is satisfied over time, while recognition of revenues effectively occurs at the end of the measurement period as defined within the contract, as such amounts are subject to reduction to zero on the date where the measurement period ends even if the performance benchmarks were exceeded during the intervening period.  The judgments outlined below, where the determination as to these factors is discussed in detail, are continually reviewed and monitored by the Company when new contracts or contract modifications occur.  Transaction price is in all instances formulaic and not subject to significant (or any) judgment at the current time.  The allowance for doubtful accounts is subject to judgment.  There were no impairment losses (allowance for doubtful accounts) on any receivables from any revenue stream at the end of the full year ended December 31, 2018.

Advisory Fee Revenues

Advisory fees for open-end funds, closed-end funds, sub-advisory accounts, SICAVs, and Exchange Traded Managed Funds (“ETMFs”) are earned based on predetermined percentages of the average net assets of the individual funds and are recognized as revenues as the related services are performed.  Fees for open-end funds, one non-U.S. closed-end fund, sub-advisory accounts, SICAVs, and ETMFs are computed on a daily basis on average net assets under management (“AUM”).  Fees for U.S. closed-end funds are computed on average weekly net AUM, and fees for one non-U.S. closed-end fund are computed on a daily basis based on market value.  These fees are received in cash after the end of each monthly period within 30 days.  The revenue recognition occurs ratably as the performance obligation (advising the fund) is met continuously over time.  There is a risk of non-payment, and therefore an impairment loss on these receivables is possible at each reporting date.  There were no such impairment losses for the current period.

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

Performance Correlated and Conditional Revenues

Investment advisory fees earned on a portion of the closed-end funds' preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period which coincides with the calendar year.  The fee would also be earned and the contract period ended at any interim point in time that the preferred shares are redeemed.  These fees are received in cash after the end of the measurement period, within 30 days.

We also receive incentive fees from certain institutional clients which are based upon exceeding a specific benchmark index.  These fees are recognized at the end of the stipulated contract period, which is generally annually, for the respective account.  The fee would also be earned and the contract period ended at any interim point in time that the client terminated its relationship with us.  These fees are received in cash after the end of the measurement period, typically within 60 days.

One fund within the SICAV structure charges a performance fee.  That fee is recognized at the end of the measurement period which coincides with the calendar year or upon redemption.  The fee would also be earned and the contract period ended at any interim point in time that the client terminated its relationship with us.  That fee is received in cash after the end of the measurement period, within 30 days.

We also receive conditional fees from certain institutional clients which are based upon exceeding a defined return for these accounts.  These fees are recognized at the end of the stipulated contract period, which is generally annually, for the respective account.  The fee would also be earned and the contract period ended at any interim point in time that the client terminated its relationship with us.  These fees are received in cash after the end of the measurement period, typically within 60 days.

In all cases of the performance correlated and conditional revenue, because of the variable nature of the consideration, revenue recognition is delayed until it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, which is generally when the uncertainty associated with the variable consideration is subsequently resolved (for example, the measurement period has concluded and the hurdle has been exceeded).  There is a risk of non-payment, and therefore an impairment loss on these receivables is possible at each reporting date.  There were no such impairment losses for the current period.

Distribution Fees and Other Income

Distribution fees and other income primarily includes distribution fee revenue earned in accordance with Rule 12b-1 of the Company Act, as amended, along with sales charges and underwriting fees associated with the sale of the mutual funds.  Distribution plan fees are computed based on average daily net assets of each fund and are accrued for during the period in which they are earned.  These fees are received in cash after the end of each monthly period within 30 days.  In evaluating the appropriate timing of the recognition of these fees, we applied the guidance on up-front fees to determine whether such fees are related to the transfer of a promised service (a distinct performance obligation).  Our conclusion is that the service being provided by G.distributors to the customer in exchange for the fee is for the initial distribution of the funds and is completed at the time of the sale.  Any fixed amounts are recognized on the trade date, and variable amounts are recognized to the extent it is probable that a significant revenue reversal will not occur once the uncertainty is resolved. For variable amounts, as the uncertainty is dependent on the value of the shares at future points in time as well as the length of time the investor remains in the fund, both of which are highly susceptible to factors outside the Company’s influence, the Company does not believe that it can overcome this constraint until the market value of the fund and the investor activities are known, which are usually monthly.  Sales charges and underwriting fees associated with the sale of the mutual funds are recognized on the trade date of the sale of the shares.  There is a risk of non-payment, and therefore an impairment loss on these receivables is possible at each reporting date.  There were no such impairment losses for the current period.

Revenue Disaggregated

The following table presents our revenue disaggregated by account type:

	Twelve Months Ended December 31,
	2018	2017
Advisory Fees:
Open-end Funds	$122,804	$130,543
Closed-end Funds	67,418	64,198
Sub-advisory accounts	4,479	3,434
Institutional & Private Wealth Management	99,180	104,760
SICAVs	5,625	4,628
Performance-based	1,495	9,142
Conditional	1,650	-
Distribution and other income	38,804	43,819
Total revenues	$341,455	$360,524

C. Investments in Securities

Investments in securities at December 31, 2018 and 2017 consisted of the following (in thousands):

	2018			2017
	Cost	Fair Value		Cost	Fair Value
Securities carried at FVTNI:			Trading securities:
Common stocks	$38,865	$32,414	Common stocks	$26	$34
Closed-end funds	1,414	1,337	Closed-end funds	-	-
Mutual funds	44	38	Mutual funds	11	11
Total securities at FVTNI	40,323	33,789	Total trading securities	37	45

			Available for sale securities:
			Common stocks	17,441	36,637
			Closed-end funds	99	108
			Total available for sale securities	17,540	36,745

Total investments in securities	$40,323	$33,789	Total investments in securities	$17,577	$36,790

There were no securities sold, not yet purchased at December 31, 2018 and 2017.

Effective January 1, 2018, the Company adopted ASU 2016-01, which changed the accounting for equity securities and resulted in the reclassification of $12.1 million, net of tax, out of accumulated comprehensive income and into retained earnings in the condensed consolidated statement of financial condition.  As a result, for the year ended December 31, 2018, the Company carries all investments in equity securities at fair value through net income (“FVTNI”) which approximates market value and all changes in the fair value of the Company’s entire investment portfolio are now recorded in the net gain/(loss) from investments line in the consolidated statements of income rather than through other comprehensive income.  For the year ended December 31, 2018, the Company recorded an unrealized loss of $25.0 million related to equity securities still held at December 31, 2018.

The following table identifies all reclassifications out of accumulated other comprehensive income and into net income for the year ended December 31, 2017 (in thousands):

Amount	Affected Line Item in	Reason for
Reclassified	in the Statements	Reclassification
from AOCI	Of Income	from AOCI
For the year ended
December 31, 2017

$62	Net gain from investments	Realized gain on sale of AFS securities
3,063	Other operating expenses	Donation of AFS securities
3,125	Income before income taxes
(1,156)	Income tax provision
$1,969	Net income

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of investments in securities as of December 31, 2017:

	December 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$17,441	$19,196	$-	$36,637
Closed-end funds	99	9	-	108
Total available for sale securities	$17,540	$19,205	$-	$36,745

Increases in unrealized gains, net of taxes, for AFS securities for the years ended December 31, 2017 and 2016 of $0.5 million and $2.3 million have been included in other comprehensive income at December 31, 2017 and 2016, respectively.  The amount reclassified from other comprehensive income for the years ended December 31, 2017 and 2016 was $2.0 million and $0.8 million, respectively. Proceeds from sales of investments available for sale were approximately $4.2 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively.  For the years ended December 31, 2017 and 2016, gross gains on the sale of investments available for sale amounted to $62,000 and $4,000, respectively, and were reclassed from other comprehensive income into the consolidated statements of income. There were no losses on the sale of investments available for sale for the years ended December 31, 2017 and 2016. The basis on which the cost of a security sold is determined is specific identification.  For 2017, accumulated other comprehensive income on the consolidated statements of equity is primarily comprised of unrealized gains/losses, net of taxes, for AFS securities.

Prior to the adoption of ASU 2016-01, GBL had an established accounting policy and methodology to determine other-than-temporary impairment on available for sale securities.  Under this policy, available for sale securities were evaluated for other than temporary impairments and any impairment charges were recorded in net gain/(loss) from investments on the consolidated statements of income.  Management reviewed all available for sale securities whose cost exceeds their market value to determine if the impairment was other than temporary.  Management used qualitative factors such as diversification of the investment, the amount of time that the investment had been impaired, the intent to sell and the severity of the decline in determining whether the impairment was other than temporary.

For the years ended December 31, 2017 and 2016 there were no losses on available for sale securities that were deemed to be other than temporary.

D. Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of December 31, 2018 and 2017 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2018 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2018
Cash equivalents	$40,905	$-	$-	$40,905
Investments in securities:
Common stocks	32,414	-	-	32,414
Closed-end Funds	38	-	-	38
Mutual Funds	1,337	-	-	1,337
Total investments in securities	33,789	-	-	33,789
Total assets at fair value	$74,694	$-	$-	$74,694

During the year ended December 31, 2018, there were no transfers between any Level 1 and Level 2 holdings, or between Level 1 and Level 3 holdings.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2017 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2017
Cash equivalents	$17,475	$-	$-	$17,475
Investments in securities:
AFS - Common stocks	36,637	-	-	36,637
AFS - Closed-end Funds	108	-	-	108
Trading - Common stocks	34	-	-	34
Trading - Mutual Funds	11	-	-	11
Total investments in securities	36,790	-	-	36,790
Total assets at fair value	$54,265	$-	$-	$54,265

During the year ended December 31, 2017, there were no transfers between any Level 1 and Level 2 holdings, or between Level 1 and Level 3 holdings.

E. Income Taxes

GBL and its operating subsidiaries file a consolidated federal income tax return. Accordingly, the income tax provision represents the aggregate of the amounts provided for all companies.

ASU 2016-09, which was issued in March 2016 and became effective for interim and annual reporting periods beginning after December 15, 2016, simplifies several aspects of accounting for employee share-based payment transactions. Upon adoption of ASU 2016-09 on January 1, 2017, our accounting for excess tax benefits has changed and was adopted prospectively, resulting in recognition of excess tax benefits or tax deficiencies against income tax expenses rather than additional paid-in capital.  During the twelve months ended December 31, 2017, the ETR was higher by 0.7% as a result of a reduction to previously recorded stock compensation tax benefits.

The provision for income taxes for the years ended December 31, 2018, 2017 and 2016 consisted of the following:

	2018	2017	2016
(In thousands)
Federal:
Current	$32,979	$54,318	$63,991
Deferred	(604)	(3,670)	(4,424)
State and local:
Current	4,971	6,212	6,652
Deferred	117	(1,781)	(1,113)
Total	$37,463	$55,079	$65,106

A reconciliation of the Federal statutory income tax rate to the effective tax rate is set forth below:

	2018	2017	2016
Statutory Federal income tax rate	21.0%	35.0%	35.0%
State income tax, net of Federal benefit	2.6	0.5	1.0
Impact of Tax Act	-	6.2	-
Other	0.6	(0.3)	(0.3)
Effective income tax rate	24.2%	41.4%	35.7%

Significant components of our deferred tax assets and liabilities are as follows:

	2018	2017
(In thousands)
Deferred tax assets:
Investments in securities	$1,567	$-
Stock compensation expense	344	110
Deferred compensation	8,830	14,740
Capital lease obligation	648	633
Other	211	238
Total deferred tax assets	11,600	15,721
Deferred tax liabilities:
Investments in securities available for sale	-	(4,609)
Contingent deferred sales commissions	(107)	(189)
Intangible asset amortization	(313)	(233)
Other	(13)	(10)
Total deferred tax liabilities	(433)	(5,041)
Net deferred tax assets (liabilities)	$11,167	$10,680

As a result of the vesting of RSAs, and in accordance with GAAP, a decrease of $0.4 million was recorded in additional paid in capital for the year ended December 31, 2016 as the actual tax benefits realized by the Company were less than the previously recorded deferred tax benefits.

As of December 31, 2018 and 2017, the total amount of gross unrecognized tax benefits related to uncertain tax positions was approximately $14.2 million and $13.3 million, respectively, of which recognition of $11.3 million and $10.5 million, respectively, would impact the Company’s effective tax rate.

As of December 31, 2018 and 2017, the net liability for unrecognized tax benefits related to uncertain tax positions was $16.2 million and $14.5 million, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits related to uncertain tax positions is as follows:

(in millions)
Balance at December 31, 2015	$18.4
Additions based on tax positions related to the current year	2.3
Additions for tax positions of prior years	1.2
Reductions for tax positions of prior years	(6.9)
Settlements	-
Balance at December 31, 2016	15.0
Additions based on tax positions related to the current year	2.2
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(3.9)
Settlements	-
Balance at December 31, 2017	13.3
Additions based on tax positions related to the current year	1.8
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(0.9)
Settlements	-
Balance at December 31, 2018	$14.2

The Company records penalties and interest related to tax uncertainties in income taxes. As of December 31, 2018 and 2017, the Company had recognized gross liabilities of approximately $6.1 million and $4.8 million related to interest and penalties, respectively. For the year ended December 31, 2018, the Company recorded an income tax expense related to an increase in its liability for interest and penalties of $1.0 million.  For the years ended December 31, 2017 and 2016, the Company recorded an income tax benefit related to a decrease in its liability for interest and penalties of $0.3 million and $0.7 million, respectively.

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

The Company is currently being audited by New York State for years 2007 through 2011 but does not expect that any potential assessments will be material to its results of operations.  The Company is subject to future audits by New York State for all years after 2011.  The Company’s remaining state income tax returns are subject to future audit for all years after 2011.  The Company’s Federal tax returns are subject to future audit for 2015 through 2017.

F. Earnings per Share

The computations of basic and diluted net income per share are as follows:

	For the Years Ending December 31,
(In thousands, except per share amounts)	2018	2017	2016
Basic:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$117,196	$77,809	$117,121
Weighted average shares outstanding	28,744	28,980	29,182
Basic net income per share attributable to GAMCO
Investors, Inc.'s shareholders	$4.08	$2.68	$4.01

Diluted:
Net income attributable to GAMCO Investors, Inc.'s shareholders	$117,196	$77,809	$117,121
Add interest on convertible notes, net of management fee and taxes	-	2,604	1,133
Total income attributable to GAMCO Investors, Inc.'s shareholders	117,196	80,413	118,254

Weighted average share outstanding	28,744	28,980	29,182
Restricted stock awards	33	192	234
Assumed conversion of convertible note	-	1,775	754
Total	28,777	30,947	30,170

Diluted net income per share attributable to GAMCO
Investors, Inc.'s shareholders	$4.07	$2.60	$3.92

G. Debt

Debt consists of the following:

	December 31, 2018		December 31, 2017
	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2
(In thousands)
AC 4% PIK Note	$-	$-	$50,000	$50,572
AC 1.6% Note	-	-	15,000	14,972
5.875% Senior notes	24,168	23,061	24,144	24,543
Total	$24,168	$23,061	$89,144	$90,087

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

GGCP, Inc. (“GGCP”), which owns approximately 63% of the equity interest of the Company, initially deposited cash equal to the principal amount of the Convertible Note and six months interest (“Initial Deposit”) into an escrow account established pursuant to an escrow agreement by and among GGCP, the Company, the Convertible Note holder and the escrow agent (the “Escrow Agreement”).  In connection with the Initial Deposit made by GGCP, the Company had agreed that GGCP had a right to demand payment in an amount equal to any funds withdrawn from the escrow account by the Convertible Note holder.  On September 30, 2017, in connection with an amendment to the Escrow Agreement and in exchange for approximately 53% of the assets in the escrow account, the Company paid GGCP $60 million.  On November 21, 2017, the Company paid GGCP $53 million for the remaining 47% of the assets in the escrow account that it did not previously own.

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

During 2018, the Company prepaid $50 million of principal of the AC 4% PIK Note against the principal amount due on November 30, 2020.  The AC 4% PIK Note was fully repaid on August 28, 2018.  During 2017, the Company prepaid $50 million of principal of the AC 4% PIK Note.  $30 million of the prepayment was applied against the principal amount due on November 30, 2018 and $20 million against the principal amount due on November 30, 2019.

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

On November 18, 2015, the Company commenced a tender offer (the “Offer”) to purchase for cash up to $100 million aggregate principal amount of the Senior Notes at a price of 101% of the principal amount.  $75.8 million of face value Senior Notes were tendered upon the expiration of the Offer.  The tender was accounted for as an extinguishment of debt and resulted in a loss of $0.8 million and is included in extinguishment of debt on the consolidated statements of income.  In connection with the tender, the Company also expensed $0.4 million of pro rata unamortized issuance costs which was included in interest expense on the consolidated statements of income.  At December 31, 2018 and 2017, the debt was recorded at its face value, net of issuance costs, of $24.2 million and $24.1 million, respectively.

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

As of December 31, 2018 and 2017, there were 427,650 RSA shares and 19,400 RSA shares, respectively, outstanding that were issued at an average grant price of $24.93 per share and $65.67 per share, respectively.  The $65.67 per share reflects pre AC Spin-off stock prices and vested prior to March 31, 2018.  On April 4, 2018, 270,500 RSAs were issued at a grant price of $24.77.  On August 7, 2018, 162,450 RSAs were issued at a grant price of $25.16.  On September 17, 2018, 5,000 RSAs were issued at a grant price of $25.74.  All grants of RSAs were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee of the Company's Board of Directors. This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant. During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.  For RSAs issued by GAMCO prior to the Spin-off of AC on November 30, 2015, the Company expenses the portion of the RSAs that correspond to the employee allocation between GAMCO and AC.

On June 1, 2017, the Compensation Committee of AC accelerated the vesting of all 420,240 AC RSAs outstanding effective June 15, 2017.  As a result, GBL recorded an incremental $3.7 million of stock-based compensation expense for 2017.  This amount related to GBL teammates who held AC RSAs.

On August 7, 2017, the Compensation Committee of GBL accelerated the vesting relating to 201,120 of GBL RSAs outstanding effective August 31, 2017.  As a result, GBL recorded an incremental $1.8 million of stock-based compensation expense for 2017.  On December 27, 2017, the Compensation Committee of GBL accelerated the vesting relating to an additional 144,650 GBL RSAs resulting in an incremental $1.3 million of expense in 2017.  On January 5, 2018, the Compensation Committee of GBL accelerated the then remaining 19,400 GBL RSAs resulting in an incremental $0.2 million of expense in 2018.

During 2016, in accordance with the deferred compensation agreement with Mr. Gabelli for the full year of 2016, the Company issued 2,314,695 RSUs, based upon the VWAP of the Company’s Class A Stock for 2016 of $32.8187, in satisfaction of Mr. Gabelli’s variable compensation of $75,965,266 for 2016.  These RSUs will vest 100% on January 1, 2020 and are being expensed ratably over the vesting period.  For 2018, 2017 and 2016, the Company expensed 25%, or $18,991,316, of this RSU in each year.  The Company will pay Mr. Gabelli an amount equal to the number of RSUs valued at the lesser of the VWAP of the Company’s Class A Stock for 2016 or the value on the lapse date.  Notwithstanding its ability to settle the award in stock, given the Company’s intent to settle it in cash, in accordance with GAAP (ASC 718), the award is accounted for as a liability-classified award and not as an equity-classified award.  The liability is remeasured at fair value on each reporting period from December 31, 2016 until the vesting date.  However, given the cap on the obligation in that Mr. Gabelli will not receive cash in excess of the VWAP of the Company’s Class A Stock for the 2016 fiscal year, the remeasurement of the liability at fair value will never exceed its value determined using that VWAP price.  Therefore, in accordance with GAAP, the Company marked to market the RSU payable on December 31, 2018, December 31, 2017 and December 31, 2016 to the closing prices of the Company’s Class A Stock of $16.89, $29.65 and $30.89, respectively.  These mark to market adjustments resulted in a reduction of the RSU expense of $24.0 million, $2.6 million and $1.1 million for 2018, 2017 and 2016, respectively.

On December 23, 2016, GAMCO entered into a deferred compensation agreement with Mr. Gabelli whereby his variable compensation for the first half of 2017 (“First Half 2017 DCCA”) was in the form of RSUs determined by the VWAP of the Company’s Class A Stock during the first half of 2017.  During 2017, in accordance with the deferred compensation agreement with Mr. Gabelli for the first half of 2017, the Company issued 1,244,018 RSUs, based upon the VWAP of the Company’s Class A Stock for the first half of 2017 of $29.6596, in satisfaction of Mr. Gabelli’s variable compensation of $36,897,086 for that period.  The RSUs vested 100% on July 1, 2018, and the Company settled the award in cash at that time.  Under the terms of the agreement the Company will pay Mr. Gabelli an amount equal to the number of RSUs valued at the lesser of the VWAP of the Company’s Class A Stock for the first half of 2017 or the value on the lapse date or, if not a trading day, then the first trading date thereafter.  For GAAP reporting, the Company recognized the amount of Mr. Gabelli’s 2017 first half compensation ratably over the vesting period, or approximately 67% of the total during 2017 and 33% during 2018.  Notwithstanding its ability to settle the award in stock, and given that the Company settled the award in cash, and in accordance with GAAP (ASC 718), the award is accounted for as a liability-classified award and not as an equity-classified award.  The liability was remeasured at fair value on each reporting period from June 30, 2017 until the vesting date.  However, given the cap on the obligation in that Mr. Gabelli will not receive cash in excess of the VWAP of the Company’s Class A Stock for the first half of the 2017 fiscal year, the remeasurement of the liability at fair value will never exceed its value determined using that VWAP price.  Therefore, in accordance with GAAP, the Company marked to market the RSU payable on December 31, 2017 to the closing price of the Company’s Class A Stock of $29.65.  This mark to market adjustment resulted in a reduction of the RSU expense of $17,000 for 2017.  On May 23, 2018, Mr. Gabelli waived receipt of $6 million of the First Half 2017 DCCA, and a reduction in expense was recognized for 2018.  The Company marked to market the RSU payable on the date of vesting, July 2, 2018, to the VWAP price of the Company’s Class A Stock of $27.1837 for that day.  This mark to market adjustment resulted in a reduction of the RSU expense of $2.6 million in 2018.  On July 2, 2018, the First Half 2017 DCCA vested in accordance with the terms of the agreement and a cash payment of $28.3 million was made to Mr. Gabelli.

On September 30, 2017, GAMCO entered into a deferred compensation agreement with Mr. Gabelli whereby his variable compensation for the fourth quarter of 2017 will be in the form of RSUs determined by the VWAP of the Company’s Class A Stock during the fourth quarter of 2017.  During 2017, in accordance with the deferred compensation agreement with Mr. Gabelli for the fourth quarter of 2017, the Company issued 530,662 RSUs, based upon the VWAP of the Company’s Class A Stock for the fourth quarter of 2017 of $29.1875, in satisfaction of Mr. Gabelli’s variable compensation of $15,488,708 for that period.  The RSUs will vest 100% on April 1, 2019, and the Company intends to settle the award in cash at that time; however, the Company reserves the right to issue shares of the Company’s Class A Stock in lieu of such cash payment.  Under the terms of the agreement the Company will pay Mr. Gabelli an amount equal to the number of RSUs valued at the lesser of the VWAP of the Company’s Class A Stock for the fourth quarter of 2017 or the value on the lapse date or, if not a trading day, then the first trading date thereafter.  For GAAP reporting, the Company will recognize the amount of Mr. Gabelli’s 2017 fourth quarter compensation ratably over the vesting period, or approximately 17% of the total during 2017, 66% during 2018 and 17% during 2019.  Notwithstanding its ability to settle the award in stock, given the Company’s intent to settle it in cash, in accordance with GAAP (ASC 718), the award is accounted for as a liability-classified award and not as an equity-classified award.  The liability is remeasured at fair value on each reporting period from December 31, 2017 until the vesting date.  However, given the cap on the obligation in that Mr. Gabelli will not receive cash in excess of the VWAP of the Company’s Class A Stock for the fourth quarter of the 2017 fiscal year, the remeasurement of the liability at fair value will never exceed its value determined using that VWAP price.  Therefore, in accordance with GAAP, and provided that the closing price of the Company’s Class A Stock of $29.65 was higher than the VWAP price over the fourth quarter of 2017 of $29.1875 there was no mark to market adjustment recorded in 2017.  The Company marked to market the RSU payable on December 31, 2018 to the closing price of the Company’s Class A Stock of $16.89.  This mark to market adjustment resulted in a reduction of the RSU expense of $5.4 million in 2018.

A summary of the stock option and RSA activity for the years ended December 31, 2018 and 2017 is as follows:

	Options		RSAs
				Weighted Average
		Weighted Average		Grant Date
	Shares	Exercise Price	Shares	Fair Value

Outstanding at December 31, 2016	-	$-	424,340	$65.74
Granted	-	-	-	-
Forfeited	-	-	(4,500)	78.62
Exercised / Vested	-	-	(400,440)	65.60
Outstanding at December 31, 2017	-	-	19,400	65.67
Granted	10,000	25.55	437,950	24.93
Forfeited	-	-	(10,300)	24.81
Exercised / Vested	-	-	(19,400)	65.67
Outstanding at December 31, 2018	10,000	$25.55	427,650	$24.93

Shares available for future issuance at
December 31, 2018	1,087,717

The total compensation costs related to non-vested awards not yet recognized is approximately $8.1 million as of December 31, 2018. This will be recognized as expense in the following periods (in thousands):

2018	2019	2020	2021	2022	2023
$1,620	$2,310	$2,310	$1,695	$1,319	$499

For the years ended December 31, 2018, 2017 and 2016, the Company recorded approximately $1.6 million, $8.7 million and $4.0 million, respectively, in stock based compensation expense which resulted in the recognition of tax benefits of approximately $0.4 million, $3.3 million and $1.5 million, respectively. The $1.6 million for the year ended December 31, 2018, includes $0.2 million in stock compensation expense as a result of accelerating 19,400 RSAs.  The $8.7 million for the year ended December 31, 2017, includes $6.8 million in stock compensation expense as a result of accelerating 345,770 RSAs.  There were no comparable accelerations in the year ended December 31, 2016.

Stock Repurchase Program

In 1999, the Board of Directors established the Stock Repurchase Program through which the Company has been authorized to purchase up to $9 million of Class A Stock. The Board of Directors authorized 500,000, 425,352, and 610,511 shares in May 2017, August 2017, and August 2018, respectively. In 2018, 2017 and 2016, we repurchased 419,995 shares, 484,526 shares and 348,687 shares, respectively, at an average price of $25.25 per share, $29.56 per share and $30.88 per share, respectively.  There remain 864,810 shares available under this program at December 31, 2018.

Dividends

During 2018, 2017 and 2016, the Company declared dividends of $0.08 per share, $0.08 per share and $0.08 per share, respectively, to class A and class B shareholders totaling $2.3 million, $2.4 million and $2.4 million, respectively. Under the terms of the RSA agreements, we accrue dividends, less estimated forfeitures, for RSA grantees from the date of grant but these dividends are held for grantees who are not entitled to receive dividends until their awards vest and only if they are still employed by the Company at those dates. As of December 31, 2018 and 2017, dividends accrued on RSAs not yet vested were approximately $20,000 and $24,000, respectively.

Shelf Registration

In April 2018, the SEC declared effective the Company’s “shelf” registration statement on Form S-3 giving the Company the flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities and equity securities (including common and preferred securities) up to a total amount of $500 million. The shelf is available through April 2021, at which time it may be renewed.

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

The lease has been accounted for as a capital lease as it transfers substantially all the benefits and risks of ownership to GBL.  The Company has recorded the leased property as an asset and a capital lease obligation for the present value of the obligation of the leased property.  The leased property is amortized on a straight-line basis from the date of the most recent extension to the end of the lease. The capital lease obligation is amortized over the same term using the interest method of accounting.  Capital lease improvements are amortized from the date of expenditure through the end of the lease term or the useful life, whichever is shorter, on a straight-line basis.  The lease provides that all operating expenses relating to the property (such as property taxes, utilities and maintenance) are to be paid by the lessee, GBL.  These are recognized as expenses in the periods in which they are incurred.  Accumulated amortization on the leased property was approximately $5.1 million and $4.9 million at December 31, 2018 and 2017, respectively.

Future minimum lease payments for this capitalized lease at December 31, 2018 are as follows:

(In thousands)
2019	$1,253
2020	1,080
2021	1,080
2022	1,080
2023	1,080
Thereafter	5,400
Total minimum obligations	10,973
Interest	6,166
Present value of net obligations	$4,807

Lease payments under this agreement amounted to approximately $1.2 million, $1.2 million and $1.2 million for each of the years ended December 31, 2018, 2017 and 2016, respectively. The capital lease contains an escalation clause tied to the change in the New York Metropolitan Area Consumer Price Index which may cause the future minimum payments to exceed $1,080,000 annually. Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $1.1 million due over the next five years, which are due from affiliated entities. Total minimum obligations exclude the operating expenses to be borne by the Company, which are estimated to be approximately $0.8 million per year.

J. Contractual Obligations

We rent office space under leases which expire at various dates through January 31, 2022. Future minimum lease commitments under these operating leases as of December 31, 2018 are as follows:

(In thousands)
2019	$616
2020	121
2021	68
2022	4
Total	$809

Equipment rentals and occupancy expense amounted to approximately $2.4 million, $2.2 million and $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

K. Charitable Contributions

During 2013, the Company established a Shareholder Designated Charitable Contribution program.  Under the program, each shareholder is eligible to designate a charity to which the Company would make a donation based upon the actual number of shares registered in the shareholder’s name.  Shares held in nominee or street name were not eligible to participate.  During 2017, the Company recorded a charge of $4.1 million, or $0.08 per diluted share, net of management fee and tax benefit related to contributions which were included in charitable contributions on the consolidated statements of income.  During 2018, the Company recorded a charge of $5.7 million, or $0.20 per diluted share, net of management fee and tax benefit related to contributions which were included in charitable contributions on the consolidated statements of income.

L. Related Party Transactions

The following is a summary of certain related party transactions.

GGCP Holdings LLC owns a majority of our Class B Stock, representing approximately 91% of the combined voting power and 63% of the outstanding shares of our common stock at December 31, 2018.

AC and its subsidiaries, own 3.0 million shares of our Class A Stock, representing approximately 2% of the combined voting power and 10% of the outstanding shares of our common stock at December 31, 2018.

Capital Lease

We lease an approximately 60,000 square foot building located at 401 Theodore Fremd Avenue, Rye, New York as our headquarters (the “Building”) from an entity controlled by members of the Chairman’s family. See Note I. Capital Lease for further details.

We sub-lease approximately 3,300 square feet in the Building to LICT Corporation, a company for which Mr. Gabelli serves as Chairman and CEO, which pays rent at the rate of $28 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses. The total amounts paid in 2018, 2017, and 2016 for rent and other expenses under this lease were $118,957, $116,756, and $116,564, respectively. Concurrent with the extension of the lease on the Building during 2008, we and LICT Corporation further agreed to extend the term of the sub-lease until December 2023 on the same terms and conditions. As of July 1, 2008, we also sub-lease approximately 1,600 square feet in the Building to Teton. Teton pays rent at the rate of $37.75 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses. The total amount paid in 2018, 2017 and 2016 for rent and other expenses under this lease were $69,299, $68,293, and $68,205, respectively, and were recorded in other operating expenses as a credit on the consolidated statements of income. As of April 1, 2016, we lease approximately 15,000 square feet in the Building to AC.  For the period of April 1, 2016 to March 31, 2017, AC paid rent at the rate of $21.62 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses.  Effective April 1, 2017, AC paid rent at the rate of $22.03 per square foot plus $3 per square foot for electricity.  The total amount paid in 2018, 2017 and 2016 for rent and other expenses under this lease was $463,286, $367,798, and $297,185, respectively, and was recorded in distribution fee and other income on the consolidated statements of income.

Investment Advisory Services

GAMCO has entered into agreements to provide advisory and administrative services to MJG Associates, Inc., which is wholly-owned by Mr. Gabelli, with respect to the private investment funds managed by them. Pursuant to such agreements, MJG Associates, Inc. paid GAMCO $10,000 (excluding reimbursement of expenses) for each of the years 2018, 2017, and 2016.

The Company serves as the investment advisor for the Funds and earns advisory fees based on predetermined percentages of the average net assets of the Funds.  In addition, G.distributors has entered into distribution agreements with each of the Funds.  As principal distributor, G.distributors incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a distribution fee from the Funds or reimbursement from the investment advisor.  For 2018, 2017 and 2016, the Company received $35.1 million, $39.7 million and $41.0 million, respectively, in distributions fees.  Advisory and distribution fees receivable from the Funds were approximately $18.8 million and $30.4 million at December 31, 2018 and 2017, respectively.

Pursuant to an agreement between Gabelli & Company Investment Advisers, Inc. (“GCI”) (formerly called Gabelli Securities, Inc.) and Funds Advisor, Funds Advisor pays to GCI 90% of the net revenues received by Funds Advisor related to being the advisor to the SICAV.  Net revenues are defined as gross advisory fees less expenses related to payouts and expenses of the SICAV paid by Funds Advisor.  The amounts paid by Funds Advisor to GCI for 2018, 2017 and 2016 were $3.9 million, $2.8 million and $2.7 million, respectively, and are included in other operating expenses on the consolidated statements of income.

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

On December 29, 2017, the Company issued $11.7 million of notes payable to certain executive officers and employees relating to compensation earned in 2017.  $5.5 million of the notes were due on January 31, 2018 and $6.2 million were due on February 28, 2018.  The notes were included in compensation payable on the consolidated statement of financial condition at December 31, 2017.  The notes were fully paid in 2018 at their respective due dates.

During 2018, Mr. Gabelli elected to waive $56.5 million in compensation that he would otherwise have been entitled to under his employment agreement relating to the period of March 1, 2018 to December 31, 2018.

Other

For 2018, 2017, and 2016, we incurred variable costs (but not the fixed costs) of $295,000, $328,000, and $353,000, respectively, for actual usage relating to our use of aircraft in which GGCP owns the fractional interests.

GBL and Teton entered into a transitional administrative and management service agreement in connection with the spin-off of Teton from GBL that formalized certain arrangements. Effective January 1, 2011, Teton and GBL renegotiated the terms of the sub-administration agreement from a flat 0.20% on the average net assets of the mutual funds managed by Teton to 0.20% on the first $370 million in average net assets, 0.12% on the next $630 million in average net assets and 0.10% on average net assets in excess of $1 billion, as compensation for providing mutual fund administration services. Additionally, Teton paid to GBL an administrative services fee of $25,000 per month from April 1, 2014 through September 30, 2016.  The administrative services fee was reduced to $18,750 per month for October 1, 2016 through May 31, 2017, and further reduced to $4,167 per month for June 1, 2017 through December 31, 2018.  During 2018, 2017 and 2016, there was $2.1 million, $2.1 million and $2.0 million, respectively, included in distribution fees and other income on the consolidated statements of income.

Effective January 1, 2014, GAMCO and Funds Advisor each entered into a research services agreement with G.research, LLC, a wholly-owned subsidiary of GCI, for G.research, LLC to provide them with the same types of research services that it provides to its other clients.  For the years ended December 31, 2018, 2017 and 2016, GAMCO paid G.research, LLC $1.0 million, $2.3 million and $1.5 million, respectively. For the years ended December 31, 2018, 2017 and 2016, Funds Advisor paid G.research, LLC $1.0 million, $2.3 million and $1.5 million, respectively.

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

In connection with the Spin-off of AC on November 30, 2015, the Company issued the AC 4% PIK Note.  During 2018, 2017 and 2016, GBL recorded interest expense of $0.8 million, $3.0 million and $7.7 million, respectively.  See Note G. Debt for further details.

In connection with the Offer, the Company borrowed $35.0 million from GGCP, which was repaid in full during 2016. During  2016, GBL recorded interest expense of  $415,000.  See Note G. Debt for further details.

On December 27, 2017, GBL borrowed $15 million from AC.  The note bore interest at 1.6% and was due on February 28, 2018.  During 2018 and 2017, GBL recorded interest expense of $40,000 and $4,000, respectively.  The principal and accrued interest on the note was fully repaid on February 28, 2018.  See Note G. Debt for further details.

In connection with the issuance of the Convertible Note, GGCP deposited cash equal to the principal amount of the Note and six months interest into an escrow account established pursuant to an escrow agreement by and among GGCP, the Company, the Convertible Note holder and the escrow agent.  The Company paid the annual costs of setting up the escrow account in the amount of $55,000 and will continue to pay them as long as the escrow account is open.  The Company did not pay any fees to GGCP in connection with the funding of the escrow account. On September 30, 2017, in connection with an amendment to the Escrow Agreement and in exchange for approximately 53% of the assets in the escrow account, the Company paid GGCP $60 million.  On November 21, 2017, the Company paid GGCP $53.1 million for the remaining 47% interest in the escrow account and used the entire balance in the escrow account, along with an additional $1.4 million, to repurchase the Convertible Note.  See Note G. Debt for further details.

M. Financial Requirements

As a registered broker-dealer, G.distributors is subject to the Uniform Net Capital Rule 15c3-1 (the “Rule”) of the SEC.  These regulatory capital requirements, while not specific encumbrances on assets, restrict the total assets of this subsidiary broker-dealer to the extent they are needed to fulfill the regulatory capital requirements.  Accordingly, this restriction limits the transfer of funds from this subsidiary to the Company in the form of cash dividends or otherwise.  This restriction is 120% of its minimum net capital.  G.distributors computes its net capital under the alternative method permitted by the Rule which requires minimum net capital of $250,000, and it exceeded this requirement at December 31, 2018.

Our subsidiary, GAMCO Asset Management (UK) Limited is authorized and regulated by the Financial Conduct Authority (“FCA”). In February 2011, GAMCO Asset Management (UK) Limited increased its permitted license with the FCA’s predecessor, the Financial Services Authority (“FSA”) and has held Total Capital of £671,000 and £632,000 ($852,000 and $853,000 at December 31, 2018 and 2017, respectively) and had a Financial Resources Requirement of £154,000 and £216,000 ($195,000 and $291,000 at December 31, 2018 and 2017, respectively). We have consistently met or exceeded these minimum requirements.

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

O. Profit Sharing Plan and Incentive Savings Plan

The Company has a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all employees.  Company contributions to the plans are determined annually by the Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code.  The Company accrued contributions of approximately $80,000, $109,000 and $77,000 to the plans for the years ended December 31, 2018, 2017 and 2016, respectively.

P. Identifiable Intangible Asset

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets on the consolidated statements of financial condition at both December 31, 2018 and 2017.  The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract for the Gabelli Enterprise Mergers and Acquisitions Fund are next up for renewal in February 2020.  On November 1, 2015, as a result of becoming the advisor to the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million within other assets on the consolidated statement of financial condition at both December 31, 2018 and 2017.  The advisory contracts for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. are both next up for renewal in November 2018.  At November 30, 2018 and November 30, 2017, management conducted its annual assessments of the recoverability of the intangible assets and determined that there was no impairment of it on GBL’s consolidated financial statements.

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

R. Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2018 and 2017 is presented below.

	2018
	1st	2nd	3rd	4th	Total

Revenues	$87,497	$87,193	$85,788	$80,977	$341,455
Operating income	41,256	41,373	51,700	52,458	186,787
Net income attributable to GAMCO
Investors, Inc.'s shareholders	27,261	31,582	35,016	23,337	117,196
Net income attributable to GAMCO
Investors, Inc.'s shareholders per share:
Basic	0.94	1.10	1.22	0.82	4.08
Diluted	$0.94	$1.10	$1.22	$0.81	$4.07

	2017
	1st	2nd	3rd	4th	Total

Revenues	$85,917	$87,600	$88,341	$98,666	$360,524
Operating income	42,443	39,660	23,393	39,524	145,020
Net income attributable to GAMCO
Investors, Inc.'s shareholders	24,820	22,894	16,600	13,495	77,809
Net income attributable to GAMCO
Investors, Inc.'s shareholders per share:
Basic	0.86	0.79	0.57	0.46	2.68
Diluted	$0.82	$0.76	$0.55	$0.46	$2.60

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

S. Subsequent Events

On December 26, 2018, the Company announced that the CEO has elected to waive all of his compensation that he would otherwise have been entitled to for the period from January 1, 2019 to March 31, 2019.

On February 1, 2019, GAMCO and Funds Advisor each renewed their research services agreement with G.research, LLC whereby each entity will pay $62,500 per month for the services in 2019.  The agreements can be canceled at any time.

On February 5, 2019, the Board of Directors declared a regular quarterly dividend of $0.02 per share to all of its shareholders, payable on April 30, 2019 to shareholders of record on April 16, 2019.

From January 1, 2019 to March 11, 2019, the Company repurchased 88,841 shares at $20.19 per share. As a result, there are 775,969 shares available to be repurchased under our existing buyback plan at March 11, 2019.

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

(b) Management’s Report on Internal Control Over Financial Reporting

GBL's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Management, with the participation of the principal executive officer and under the supervision of the principal financial officers, of the Company conducted an evaluation of the effectiveness of GBL's internal control over financial reporting as of December 31, 2018, as required by Rule 13a-15(c) of the Exchange Act.  There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives.  In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013.

Based on its evaluation, management concluded that, as of December 31, 2018, the Company maintained effective internal control over financial reporting.  The independent registered public accounting firm that audited the consolidated financial statements has issued an attestation report on the Company's internal control over financial reporting.  The report on the audit of internal control over financial reporting is included in Item 8 in this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors and Executive Officers of GBL and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the our definitive proxy statement for our 2019 Annual Meeting of Shareholders (the “Proxy Statement”).

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

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2019 Annual Meeting, GBL also submitted to the New York Stock Exchange (“NYSE”) a certification by our Chief Executive Officer that he is not aware of any violations by GBL of the NYSE corporate governance listing standards as of the date of the certification.

ITEM 11: EXECUTIVE COMPENSATION

Information required by Item 11 is included in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is included in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 is included in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)  List of documents filed as part of this Report:

(1) Consolidated Financial Statements and Independent Registered Public Accounting Firm’s Reports included herein:
See Index on page 46.

(2) List of Exhibits:

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
2.1
Agreement and Plan of Merger, dated October 14, 2013, by and between GAMCO Investors, Inc., a New York corporation and GAMCO Investors, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated November 20, 2013 filed with the Securities and Exchange Commission on November 22, 2013).

2.2
Separation and Distribution Agreement, dated November 30, 2015, by and between GAMCO Investors, Inc. (the “Company”) and Associated Capital Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated November 30, 2015 filed with the Securities and Exchange Commission on December 4, 2015).

3.1
Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated November 20, 2013 filed with the Securities and Exchange Commission on November 22, 2013).

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

4.2
Indenture, dated as of December 31, 2010, by and between the Company and Computershare Trust Company, N.A., as Trustee (includes form of 0% Subordinated Debenture due 2015). (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated December 31, 2010 filed with the Securities and Exchange Commission on January 6, 2011).

4.3
First Supplemental Indenture, dated as of November 22, 2013, by and between the Company and, Computershare Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K dated November 20, 2013 filed with the Securities and Exchange Commission on November 22, 2013).

4.4
Indenture, dated as of February 6, 2002, by and between the Company and The Bank of New York, as Trustee. (Incorporated   by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated February 8, 2002 filed with the Securities and Exchange Commission on February 8, 2002).

4.5
Second Supplemental Indenture, dated May 31, 2011, by and between the Company and The Bank of New York Mellon, as Trustee (includes form of 5.875% Senior Notes due 2021). (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated May 25, 2011 filed with the Securities and Exchange Commission on May 31, 2011).

4.6
Third Supplemental Indenture, dated November 22, 2013, by and between the Company and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K dated November 20, 2013 filed with the Securities and Exchange Commission on November 22, 2013).

4.7
Convertible Promissory Note, dated August 15, 2016, issued by the Company to Cascade Investment, L.L.C. (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated August 15, 2016 filed with the Securities and Exchange Commission on August 16, 2016).

4.8
Irrevocable Standby Letter of Credit Agreement No. 1, dated August 15, 2016, issued by the Company in favor of GGCP, Inc. (Incorporated by reference to Exhibit 4.2 to the Company's Report on Form 8-K dated August 15, 2016 filed with the Securities and Exchange Commission on August 16, 2016).

10.1
Tax Indemnification Agreement between the Company and Gabelli Funds, Inc. (Incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-51023) filed with the Securities and Exchange Commission on January 29, 1999).

10.2
The Company's 2002 Stock Award and Incentive Plan (Incorporated by reference to Exhibit A to the Company's definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2002). *

10.3
First Amendment to the Company’s 2002 Stock Award and Incentive Plan (Incorporated by reference to Annex D to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on October 30, 2013).*

10.4
Second Amendment to the Company’s 2002 Stock Award and Incentive Plan (Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 21, 2016).*

10.5
Third Amendment to the Company’s 2002 Stock Award and Incentive Plan (Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 12, 2017).*

10.6
Employment Agreement, dated February 6, 2008, by and between the Company and Mario J. Gabelli (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated February 6, 2008 filed with the Securities and Exchange Commission on February 7, 2008). *

10.7
Service Mark and Name License Agreement, dated November 30, 2015, by and between the Company and Associated Capital Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated November 30, 2015 filed with the Securities and Exchange Commission on December 4, 2015).

10.8
Transitional Administrative and Management Services Agreement, dated November 30, 2015, by and between the Company and Associated Capital Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated November 30, 2015 filed with the Securities and Exchange Commission on December 4, 2015).

10.9
Promissory note, dated November 30, 2015, issued by the Company to Associated Capital Group, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated November 30, 2015 filed with the Securities and Exchange Commission on December 4, 2015).

10.10
Tax Indemnity and Sharing Agreement, dated November 30, 2015, by and between GAMCO Investors, Inc. and Associated Capital Group, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 8-K dated November 30, 2015 filed with the Securities and Exchange Commission on December 4, 2015).

10.11
Restricted Stock Unit Agreement, dated December 21, 2015, by and between the Company and Mario J. Gabelli. (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K dated December 21, 2015 filed with the Securities and Exchange Commission on December 28, 2015).

10.12
Note Purchase Agreement, dated August 15, 2016, by and among Cascade Investment, L.L.C., the Company, Mario J. Gabelli and GGCP, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated August 15, 2016 filed with the Securities and Exchange Commission on August 16, 2016).

10.13
Registration Rights Agreement, dated August 15, 2016, by and between Cascade Investment, L.L.C. and the Company. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated August 15, 2016 filed with the Securities and Exchange Commission on August 16, 2016).

10.14
Escrow Agreement, dated August 15, 2016, by and among the Company, GGCP, Inc., Cascade Investment, L.L.C. and JPMorgan Chase Bank, National Association. (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated August 15, 2016 filed with the Securities and Exchange Commission on August 16, 2016).

10.15
Restricted Stock Unit Agreement, dated December 23, 2016, by and between the Company and Mario J. Gabelli. (Incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated December 23, 2016 filed with the Securities and Exchange Commission on December 29, 2016).

10.16
Restricted Stock Unit Agreement, dated September 30, 2017, by and between the Company and Mario J. Gabelli. (Incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated September 30, 2017 filed with the Securities and Exchange Commission on October 5, 2017).

10.17
Promissory Note, dated December 28, 2015 issued by the Company to GGCP, Inc. (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 15, 2016).

10.18
License Agreement, dated February 9, 1999, by and among the Company, Gabelli International Limited, Gabelli International II Limited, Gabelli Fund, LDC, and Gabelli Performance Partnership, L.P. and MJG Associates, Inc. (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 15, 2016).

21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (included on page 92 of this Report).
31.1	Certification of CEO pursuant to Rule 13a-14(a).
31.2	Certification of co-PFO pursuant to Rule 13a-14(a).
31.3	Certification of co-PFO pursuant to Rule 13a-14(a).
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of co-PFOs pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Compensatory agreements.

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on March 11, 2019.

GAMCO INVESTORS, INC.

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Principal Financial Officer	Title: Co-Principal Financial Officer

Date: March 11, 2019	Date: March 11, 2019

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

Signature	Title	Date

/s/ Mario J. Gabelli	Chairman of the Board,	March 11, 2019
Mario J. Gabelli	Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ Kieran Caterina	Co-Chief Accounting	March 11, 2019
Kieran Caterina	Officer (Co-Principal
Financial Officer)

/s/ Diane M. LaPointe	Co-Chief Accounting	March 11, 2019
Diane M. LaPointe	Officer (Co-Principal
Financial Officer)

/s/ Edwin L. Artzt	Director	March 11, 2019
Edwin L. Artzt

/s/ Raymond C. Avansino, Jr.	Director	March 11, 2019
Raymond C. Avansino, Jr.

/s/ Leslie B. Daniels	Director	March 11, 2019
Leslie B. Daniels

/s/ Eugene R. McGrath	Director	March 11, 2019
Eugene R. McGrath

/s/ Robert S. Prather, Jr.	Director	March 11, 2019
Robert S. Prather, Jr.

/s/ Elisa M. Wilson	Director	March 11, 2019
Elisa M. Wilson