Form 10-Q
period 2019-03-31
GAMCO INVESTORS, INC. ET AL
filed 2019-05-07
CIK 1060349

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File No. 001-14761

GAMCO INVESTORS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-4007862
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 Greenwich Ave., Greenwich, CT One Corporate Center, Rye, NY	06830 10580-1422
(Address of principle executive offices)	(Zip Code)

(203) 629-2726
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.001	GBL	New York Stock Exchange

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class		Outstanding at April 30, 2019
Class A Common Stock, .001 par value	(Including 425,150 restricted stock awards)	8,586,327
Class B Common Stock, .001 par value		19,024,117

INDEX

GAMCO INVESTORS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income:
- Three months ended March 31, 2019 and 2018

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended March 31, 2019 and 2018

Condensed Consolidated Statements of Financial Condition:
- March 31, 2019
- December 31, 2018
- March 31, 2018

Condensed Consolidated Statements of Equity:
- Three months ended March 31, 2019 and 2018

Condensed Consolidated Statements of Cash Flows:
- Three months ended March 31, 2019 and 2018

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

SIGNATURES

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenues
Investment advisory and incentive fees	$65,888	$77,348
Distribution fees and other income	8,448	10,149
Total revenues	74,336	87,497
Expenses
Compensation	30,347	25,950
Management fee	1,449	4,634
Distribution costs	8,670	10,204
Other operating expenses	5,257	5,453
Total expenses	45,723	46,241

Operating income	28,613	41,256
Other income (expense)
Net gain (loss) from investments	(1,895)	(5,347)
Interest and dividend income	724	492
Interest expense	(655)	(1,200)
Total other expense, net	(1,826)	(6,055)
Income before income taxes	26,787	35,201
Income tax provision	6,895	7,940
Net income	$19,892	$27,261

Net income:
Basic	$0.70	$0.94

Diluted	$0.70	$0.94

Weighted average shares outstanding:
Basic	28,507	28,916

Diluted	28,539	28,916

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018

Net income	$19,892	$27,261
Other comprehensive gain, net of tax:
Foreign currency translation	20	89
Other comprehensive gain	20	89

Comprehensive income	$19,912	$27,350

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	March 31,	December 31,	March 31,
	2019	2018	2018
ASSETS
Cash and cash equivalents	$64,389	$41,202	$27,383
Investments in securities	31,623	33,789	31,407
Receivable from brokers	3,529	3,423	1,876
Investment advisory fees receivable	23,058	25,677	27,150
Receivable from affiliates	4,435	4,194	4,794
Deferred tax asset and income tax receivable	15,661	15,001	12,878
Other assets	11,534	11,326	11,505
Total assets	$154,229	$134,612	$116,993

LIABILITIES AND EQUITY
Payable to brokers	$478	$112	$164
Income taxes payable and deferred tax liabilities	8,068	2,388	7,491
Lease liability obligations	5,300	4,794	4,908
Compensation payable	59,142	60,408	84,333
Payable to affiliates	-	1,041	864
Accrued expenses and other liabilities	30,196	32,091	27,706
Sub-total	103,184	100,834	125,466

AC 4% PIK Note (due November 30, 2020) (Note G)	-	-	40,000
5.875% Senior notes (net of issuance costs of $51, $57 and $75, respectively)
(due June 1, 2021) (Note G)	24,174	24,168	24,150
Total liabilities	127,358	125,002	189,616

Commitments and contingencies (Note J)	-	-	-

Equity
GAMCO Investors, Inc. stockholders' equity
Preferred stock, $.001 par value;10,000,000 shares authorized;
none issued and outstanding	-	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized;
15,966,926, 15,969,303 and 15,541,489 issued, respectively;9,828,570,
9,957,301 and 9,830,148 outstanding, respectively	14	14	14
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized;
24,000,000 shares issued; 19,024,117, 19,024,240 and 19,024,404 shares
outstanding, respectively	19	19	19
Additional paid-in capital	14,769	14,192	12,759
Retained earnings	302,139	282,928	194,732
Accumulated other comprehensive income	(220)	(240)	(145)
Treasury stock, at cost (6,138,356, 6,012,002 and 5,711,341 shares, respectively)	(289,850)	(287,303)	(280,002)
Total GAMCO Investors, Inc. stockholders' equity (deficit)	26,871	9,610	(72,623)

Total liabilities and equity	$154,229	$134,612	$116,993

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Three Months Ended March 31, 2019

	GAMCO Investors, Inc. stockholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2018	$33	$14,192	$282,928	$(240)	$(287,303)	$9,610
Net income	-	-	19,892	-	-	19,892
Adoption of ASU 2016-02	-	-	(106)	-	-	(106)
Foreign currency translation	-	-	-	20	-	20
Dividends declared ($0.02 per
share)	-	-	(575)	-	-	(575)
Stock based compensation
expense	-	577	-	-	-	577
Purchase of treasury stock	-	-	-	-	(2,547)	(2,547)
Balance at March 31, 2019	$33	$14,769	$302,139	$(220)	$(289,850)	$26,871

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

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net income	$19,892	$27,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313	146
Stock based compensation expense	577	187
Deferred income taxes	4,015	(1,409)
Foreign currency translation loss	20	89
Cost basis of donated securities	1,691	-
Unrealized (gain)/loss on available for sale securities	920	-
Net realized (gain)/loss on available for sale securities	6	-
(Increase) decrease in assets:
Investments in securities	2,686	5,384
Receivable from affiliates	(239)	935
Receivable from brokers	(106)	(298)
Investment advisory fees receivable	2,619	11,562
Income taxes receivable and deferred tax assets	(660)	2,738
Other assets	(623)	490
Increase (decrease) in liabilities:
Payable to affiliates	(1,041)	9
Payable to brokers	366	(282)
Income taxes payable and deferred tax liabilities	1,664	5,772
Compensation payable	(1,267)	1,424
Accrued expenses and other liabilities	(1,393)	(988)
Total adjustments	9,548	25,759
Net cash provided by operating activities	$29,440	$53,020

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Investing activities
Purchases of available for sale securities	$(3,393)	$-
Proceeds from sales of available for sale securities	252	-
Return of capital on available for sale securities	5	-
Net cash used in investing activities	(3,136)	-

Financing activities
Dividends paid	(571)	(578)
Purchase of treasury stock	(2,547)	(3,309)
Repayment of AC 4% PIK Note	-	(10,000)
Repayment of AC 1.6% Note	-	(15,000)
Margin loan borrowings	-	5,000
Margin loan payments	-	(19,479)
Amortization of debt issuance costs	6	6
Net cash used in financing activities	(3,112)	(43,360)
Effect of exchange rates on cash and cash equivalents	(5)	(98)
Net increase in cash and cash equivalents	23,187	9,562
Cash and cash equivalents at beginning of period	41,202	17,821
Cash and cash equivalents at end of period	$64,389	$27,383
Supplemental disclosures of cash flow information:
Cash paid for interest	$279	$384
Cash paid for taxes	$764	$960

Non-cash activity:
-	For the three months ended March 31, 2019 and March 31, 2018, the Company accrued dividends on restricted stock awards of $8 and $0, respectively.

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported on the interim condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Recent Accounting Developments

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, which amends the guidance in U.S. GAAP for the accounting for leases.  ASU 2016-02 requires a lessee to recognize assets and liabilities arising from most operating leases in the condensed consolidated statement of financial position. It requires these operating leases to be recorded on the balance sheet as right of use assets and offsetting lease liability obligations.  The Company adopted this guidance on January 1, 2019.  We have elected the transition method allowed under ASU 2018-11, which does not require restatement of comparative periods but instead requires a cumulative adjustment to opening retained earnings at the January 1, 2019 adoption date.  The Company has performed the analysis on the transition to this new guidance and recorded a $106,000 reduction to retained earnings, a $650,000 increase to other assets and a $756,000 increase to lease liability obligations as a result.

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

Significant judgments that affect the amounts and timing of revenue recognition:

The Company’s analysis of the timing of revenue recognition for each revenue stream is based upon an analysis of current contract terms.  Performance obligations could, however, change from time to time if and when existing contracts are modified or new contracts are entered into.  These changes could potentially affect the timing of satisfaction of performance obligations, the determination of the transaction price, and the allocation of the price to performance obligations.  In the case of the revenue streams discussed below, the performance obligation is satisfied either at a point in time or over time.  For performance correlated and conditional revenues, the performance obligation (advising a client portfolio) is satisfied over time, while recognition of revenues effectively occurs at the end of the measurement period as defined within the contract, as such amounts are subject to reduction to zero on the date where the measurement period ends even if the performance benchmarks were exceeded during the intervening period.  The judgments outlined below, where the determination as to these factors is discussed in detail, are continually reviewed and monitored by the Company when new contracts or contract modifications occur.  Transaction price is in all instances formulaic and not subject to significant (or any) judgment at the current time.  The allowance for doubtful accounts is subject to judgment.  There were no impairment losses (allowance for doubtful accounts) on any receivables from any revenue stream at the end of the three months ended March 31, 2019.

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

Advisory fees for Institutional & Private Wealth Management accounts are earned based on predetermined percentages of the AUM and are generally computed quarterly based on account values at the end of the preceding quarter.  The revenue recognition occurs daily as the performance obligation (advising the client portfolio) is met continuously.  These fees are received in cash, typically within 60 days of the client being billed.  There is a risk of non-payment, and therefore an impairment loss on these receivables is possible at each reporting date.  There were no such impairment losses for the current period.

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

One fund within the SICAV structure charges a performance fee.  That fee is recognized at the end of the measurement period which coincides with the calendar year.  The fee would also be earned and the measurement period ended at any interim point in time that the client redeemed their shares.  That fee is received in cash after the end of the measurement period, within 30 days.

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

Revenue Disaggregated

The following table presents our revenue disaggregated by account type:

	Three Months Ended March 31,
	2019	2018
Advisory Fees:
Open-end Funds	$26,925	$31,834
Closed-end Funds	15,789	17,145
Sub-advisory accounts	935	1,092
Institutional & Private Wealth Management	20,726	25,965
SICAVs	1,335	1,289
Performance-based	178	23
Distribution and other income	8,448	10,149
Total revenues	$74,336	$87,497

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

Investments in securities at March 31, 2019, December 31, 2018 and March 31, 2018 consisted of the following:

	March 31, 2019		December 31, 2018		March 31, 2018
		Estimated		Estimated		Estimated
	Cost	Market Value	Cost	Market Value	Cost	Market Value
	(In thousands)
Securities carried at FVTNI:
Common stocks	$40,562	$30,408	$38,865	$32,414	$17,467	$31,291
Closed-end funds	1,181	1,173	1,414	1,337	99	105
Mutual funds	44	42	44	38	12	11
Total securities carried at FVTNI	$41,787	$31,623	$40,323	$33,789	$17,578	$31,407

There were no securities sold, not yet purchased at March 31, 2019, December 31, 2018 and March 31, 2018.

Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at the time of purchase are classified as cash equivalents.   Securities carried at FVTNI for the March 31, 2019, December 31, 2018, and March 31, 2018 period-end are stated at fair value, with any unrealized gains or losses reported in current period earnings.

D. Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of March 31, 2019, December 31, 2018 and March 31, 2018 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2019 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2019
Cash equivalents	$63,985	$-	$-	$63,985
Investments in securities:
Common stocks	30,408	-	-	30,408
Closed-end Funds	1,173	-	-	1,173
Mutual Funds	42	-	-	42
Total investments in securities	31,623	-	-	31,623
Total assets at fair value	$95,608	$-	$-	$95,608

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2018 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2018
Cash equivalents	$40,905	$-	$-	$40,905
Investments in securities:
Common stocks	32,414	-	-	32,414
Closed-end Funds	1,337	-	-	1,337
Mutual Funds	38	-	-	38
Total investments in securities	33,789	-	-	33,789
Total assets at fair value	$74,694	$-	$-	$74,694

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2018 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2018
Cash equivalents	$27,034	$-	$-	$27,034
Investments in securities:
Common stocks	31,291	-	-	31,291
Closed-end Funds	105	-	-	105
Mutual Funds	11	-	-	11
Total investments in securities	31,407	-	-	31,407
Total assets at fair value	$58,441	$-	$-	$58,441

During the quarters ended March 31, 2019 and 2018, there were no transfers between any Level 1 and Level 2 holdings, or between Level 1 and Level 3 holdings.

E. Income Taxes

The effective tax rate (“ETR”) for the three months ended March 31, 2019 and March 31, 2018 was 25.7% and 22.6%, respectively.  The ETR for the first quarter of 2019 included an accrual of $1.5 million related to an adjustment in an uncertain tax position.  The ETR absent this accrual was 20.4%.

F. Earnings Per Share

The computations of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2019	2018
Basic:
Net income	$19,892	$27,261
Weighted average shares outstanding	28,507	28,916

Basic net income	$0.70	$0.94

Diluted:
Net income	$19,892	$27,261

Weighted average shares outstanding	28,507	28,916
Restricted stock awards	32	-
Total	28,539	28,916

Diluted net income	$0.70	$0.94

G. Debt

Debt consists of the following:

	March 31, 2019		December 31, 2018		March 31, 2018
	Carrying	Fair Value	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2	Value	Level 2
(In thousands)
AC 4% PIK Note	$-	$-	$-	$-	$40,000	$39,860
5.875% Senior notes	24,174	24,020	24,168	23,061	24,150	23,742
Total	$24,174	$24,020	$24,168	$23,061	$64,150	$63,602

AC 4% PIK Note

In connection with the Spin-off of Associated Capital Group, Inc. (“AC”) on November 30, 2015, the Company issued a $250 million promissory note (the “AC 4% PIK Note”) payable to AC. The AC 4% PIK Note bore interest at 4.0% per annum.  The original principal amount had a maturity date of November 30, 2020.  The Company was, under the terms of the note, able to prepay the AC 4% PIK Note (in whole or in part) prior to maturity without penalty.

During the three months ended March 31, 2018, the Company prepaid $10 million of principal of the AC 4% PIK Note against the principal amount due on November 30, 2020.  The AC 4% PIK Note was fully repaid on August 28, 2018 prior to maturity without penalty.

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

At March 31, 2019, December 31, 2018 and March 31, 2018, the debt was recorded at its face value, net of issuance costs, of $24.2 million, $24.2 million and $24.2 million, respectively.

The Company’s debt, which is a Level 2 valuation, is carried at amortized cost on the condensed consolidated statements of financial position.  The Company has not elected the fair value option for its debt, and, therefore, the provisions of ASU 2016-01 (adopted by the Company on January 1, 2018) related to instrument-specific credit risk are not applicable.

H. Stockholders’ Equity

Shares outstanding were 28.9 million, 29.0 million and 28.9 million on March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

Dividends

	Record	Payment
	Date	Date	Amount

Three months ended March 31, 2019	April 16, 2019	April 30, 2019	$0.02
Three months ended March 31, 2018	March 13, 2018	March 27, 2018	$0.02

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

Stock Award and Incentive Plan

The Company maintains one Plan approved by the shareholders, which is designed to provide incentives which will attract and retain individuals key to the success of GBL through direct or indirect ownership of our common stock. Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards. A maximum of 7.5 million shares of Class A Stock have been reserved for issuance under the Plan by a committee of the Board of Directors responsible for administering the Plan (“Compensation Committee”). Under the Plan, the committee may grant restricted stock awards (“RSAs”) and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine.

On January 5, 2018, the Compensation Committee of GBL accelerated the vesting relating to the remaining 19,400 RSAs outstanding at that time.  As a result, GBL recorded an incremental $0.2 million of stock-based compensation expense during the first quarter of 2018.

On April 4, 2018, 270,500 RSAs were issued at a grant price of $24.77.  On August 7, 2018, 162,450 RSAs were issued at a grant price of $25.16.  On September 17, 2018, 5,000 RSAs were issued at a grant price of $25.74.  As of March 31, 2019, there were 425,150 of these RSA shares outstanding with a weighted average grant price of $24.93.There were no RSAs outstanding as of March 31, 2018. All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee. This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings (deficit) on the declaration date.

 During the three months ended March 31, 2018, the Company reduced previously recorded tax benefits relating to RSA expense by $0.1 million on RSAs that vested.  There were no RSAs that vested for the three months ended March 31, 2019.

For the three months ended March 31, 2019 and March 31, 2018, we recognized stock-based compensation expense of $0.6 million and $0.2 million, respectively.

Actual and projected stock-based compensation expense for RSA shares for the years ended December 31, 2018 through December 31, 2023 is as follows (in thousands):

	2018	2019	2020	2021	2022	2023
Q1	$187	$577	$577	$577	$330	$329
Q2	354	577	577	426	330	128
Q3	501	577	577	362	329	43
Q4	577	577	577	330	329	-
Full Year	$1,619	$2,308	$2,308	$1,695	$1,318	$500

The total compensation costs related to non-vested RSAs not yet recognized is approximately $7.6 million as of March 31, 2019.

Stock Repurchase Program

In March 1999, GAMCO’s Board of Directors established the Stock Repurchase Program to grant management the authority to repurchase shares of our Class A Common Stock.  For the three months ended March 31, 2019, the Company repurchased 126,354 shares at an average price per share of $20.15.  At March 31, 2019, the total shares available under the program to be repurchased in the future were 738,456.

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

I. Identifiable Intangible Assets

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million within other assets in the condensed consolidated statements of financial condition at March 31, 2019, December 31, 2018 and March 31, 2018. The investment advisory agreement is subject to annual renewal by the fund's Board of Directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.  The advisory contract is next up for renewal in February 2020. As a result of becoming the advisor to the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million within other assets in the condensed consolidated statement of financial condition at March 31, 2019, December 31, 2018 and March 31, 2018.  The advisory contracts for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. are next up for renewal in August 2019. The Company assesses the recoverability of this intangible asset at least annually, or more often should events warrant. There were no indicators of impairment for the three months ended March 31, 2019 or March 31, 2018, and as such there was no impairment analysis performed or charge recorded.

J. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exists losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at March 31, 2019.

K. Related Party Transactions

On February 23, 2018, the Chief Executive Officer of the Company elected to waive all of his compensation that he would have otherwise been entitled to for the period of March 1, 2018 through December 31, 2018.  On December 26, 2018, the CEO elected to continue to waive all of his compensation that he would otherwise have been entitled to for the period from January 1, 2019 to March 31, 2019.  For the three months ended March 31, 2019 and March 31, 2018, the waiver reduced compensation by $12.2 million and $4.9 million, respectively, and management fee by $1.7 million and $1.7 million, respectively.

L. Subsequent Events

On April 1, 2019, GAMCO and AC agreed to extend AC’s lease agreement, that expired on March 31, 2019, on the same terms and conditions on a month-to-month basis commencing on April 1, 2019.

On April 1, 2019, the deferred cash compensation agreement (“DCCA”) with the CEO covering compensation from the fourth quarter of 2017 vested in accordance with the terms of the agreement.  The CEO earned $15.5 million during the fourth quarter of 2017 resulting in the issuance of 530,662 RSUs based on the volume weighted average price (“VWAP”) of GBL stock over the fourth quarter of 2017.

Under the terms of the agreement, if the RSUs were settled in cash, the amount paid to the CEO upon vesting would be capped and calculated as the number of net RSUs vesting (530,662) valued at the lesser of the VWAP over the fourth quarter of 2017 or the VWAP on the date of vesting.  The Company elected to settle the DCCA in cash, as had been the stated intention at the time the DCCA was entered into, notwithstanding the Compensation Committee’s ability to settle it by issuing stock. This resulted in a cash payment of $11.0 million by the Company in April 2019, which, because of the cap, was $4.5 million less than what he had been entitled to receive absent the DCCA.

On April 16, 2019, GAMCO repurchased 1.2 million shares of GBL class A stock at $21.00 per share in a private transaction.  This transaction resulted in a 12.4% reduction in Class A shares outstanding from 9.8 million to 8.6 million and a 4.2% reduction in total shares outstanding from 28.8 million to 27.6 million.

From April 1, 2019 to May 7, 2019, and excluding the private transaction, the Company repurchased 29,484 shares at $20.90 per share.

On May 7, 2019, the Board of Directors declared its regular quarterly dividend of $0.02 per share to all of its shareholders, payable on June 25, 2019 to shareholders of record on June 11, 2019.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Overview

GAMCO, through the Gabelli brand, well known for its Private Market Value (PMV) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to open-end funds, closed-end funds, and institutional and private wealth management investors principally in the United States.  Through G.distributors, LLC (“G.distributors”), we provide distribution for open-end funds.  We generally manage assets on a fully discretionary basis and invest in a variety of U.S. and international securities through various investment styles including value, growth, non-market correlated, and convertible securities.  Our revenues are based primarily on the Company’s levels of assets under management and fees associated with our various investment products.

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

Assets under management (“AUM”) were $37.3 billion as of March 31, 2019, an increase of $2.9 billion, or 8.4%, from the December 31, 2018 AUM of $34.4 billion and a decrease of $3.6 billion, or 8.8%, from the March 31, 2018 AUM of $40.9 billion.  The first quarter 2019 activity consisted of $3.7 billion of market appreciation partially reduced by net cash outflows of $685 million and recurring distributions, net of reinvestments, from open-end and closed-end funds of $136 million.  Average total AUM was $36.8 billion in the 2019 quarter versus $42.5 billion in the prior year period, a decrease of 13.4%.

In addition to management fees, we earn incentive fees for certain institutional client assets, certain assets attributable to preferred issues of our closed-end funds, two closed-end funds, and one SICAV.  As of March 31, 2019, assets under management with incentive based fees were $1.8 billion, $0.9 billion less than the $2.7 billion on March 31, 2018.

The Company reported Assets Under Management as follows (in millions):

Table I: Fund Flows - 1st Quarter 2019

				Fund
		Market		distributions,
	December 31,	appreciation/	Net cash	net of	March 31,
	2018	(depreciation)	flows	reinvestments	2019
Equities:
Open-end Funds	$10,589	$1,190	$(319)	$(8)	$11,452
Closed-end Funds	6,959	725	(6)	(128)	7,550
Institutional & PWM	14,078	1,803	(638)	-	15,243
SICAV	507	8	7	-	522
Total Equities	32,133	3,726	(956)	(136)	34,767
Fixed Income:
100% U.S. Treasury Fund	2,195	14	278	-	2,487
Institutional & PWM	26	-	(7)	-	19
Total Fixed Income	2,221	14	271	-	2,506
Total Assets Under Management	$34,354	$3,740	$(685)	$(136)	$37,273

Table II: Assets Under Management by Quarter

				% Change From
	March 31,	December 31,	March 31,	December 31,	March 31,
	2019	2018	2018	2018	2018
Equities:
Open-end Funds	$11,452	$10,589	$12,964	8.2%	(11.7%)
Closed-end Funds	7,550	6,959	7,768	8.5	(2.8)
Institutional & PWM	15,243	14,078	17,643	8.3	(13.6)
SICAV	522	507	527	3.0	(0.9)
Total Equities	34,767	32,133	38,902	8.2	(10.6)
Fixed Income:
100% U.S. Treasury Fund	2,487	2,195	1,922	13.3	29.4
Institutional & PWM	19	26	30	(26.9)	(36.7)
Total Fixed Income	2,506	2,221	1,952	12.8	28.4
Total Assets Under Management	$37,273	$34,354	$40,854	8.5	(8.8)
Institutional & PWM includes $251 million, $247 million and $212 million of Money Market Fund AUM at March 31, 2019,
December 31, 2018 and March 31, 2018, respectively.

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

Notwithstanding its ability to settle these agreements in stock, GAMCO currently intends to make a cash payment to Mr. Gabelli on the respective vesting date.  While the agreements did not change Mr. Gabelli’s compensation, generally accepted accounting principles (“GAAP”) reporting for his compensation did change due to the ratable vesting.

The DCCAs defer the Chief Executive Officer’s compensation expense by amortizing it over each DCCA’s respective vesting period.  The Chief Executive Officer is not entitled to receive the compensation until the end of the vesting period, so GAAP specify this treatment of the expense.  The 2016 DCCA is expensed ratably over 4 years, the First Half 2017 DCCA was expensed ratably over 18 months, and the Fourth Quarter 2017 DCCA was expensed ratably over 18 months.

Because the GAAP reporting of the DCCAs granted to the CEO tracks vesting, compensation expense and management fee expense in the year of grant is lower than compensation expense and management fee expense in future periods to the extent that future periods contain the vesting of the prior year’s DCCA compensation in addition to normal non-deferred compensation for the current year period.  In 2016, the full amount of the compensation was deferred, and expense was recorded for the 25% vesting in that year.  In the first six months of 2017, the ratable vesting continued for the 2016 compensation, and the new First Half 2017 DCCA grant resulted in compensation for the first six months of 2017 being deferred and expense being recorded for 33% vesting in that period.  The CEO’s third quarter 2017 compensation was not deferred so 100% of the CEO’s compensation for that period was recorded together with the ratable portions of the vestings of the 2016 DCCA and the First Half 2017 DCCA.  This results in a compounding effect in future periods when non-deferred current period compensation and prior period deferred compensation is ratably vested.  On May 23, 2018, the CEO waived receipt of $6 million of the First Half 2017 DCCA, and a reduction in expense was recognized. On July 2, 2018, the First Half 2017 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $28.3 million was made to the CEO.  On April 1, 2019, the Fourth Quarter 2017 DCCA vested in accordance with the terms of the agreement, and a cash payment in the amount of $11.0 million was made to the CEO.

Accordingly, this vesting schedule resulted in a $13.0 million increase in compensation expense in the first quarter 2019 versus the comparable 2018 period’s amounts as well as a $1.4 million decrease in management fee expense in the first quarter 2019 as compared to the 2018 period’s amounts.

The following tables show the amortization and EPS impact of the DCCAs by quarter.  The amortization amount of future periods assumes that the stock price of GBL of $20.50 is unchanged from March 31, 2019.  For every $1.00 change in the GBL stock price, up to a GBL stock price of $32.8187, the 2016 DCCA would increase by $2,314,695.

Amortization by quarter (increase / (decrease)):					EPS impact by quarter:
	2017	2018	2019	2020		2017	2018	2019	2020
	(amounts in thousands)
Q1	$(8,126)	$979	$12,615	$-	Q1	$0.16	$(0.03)	$(0.34)	$-
Q2	(7,389)	11,232	2,966	-	Q2	0.15	(0.29)	(0.07)	-
Q3	9,805	183	2,966	-	Q3	(0.20)	-	(0.07)	-
Q4	(1,857)	(8,764)	2,966	-	Q4	0.04	0.23	(0.07)	-
Year	$(7,567)	$3,630	$21,513	$-	Year	$0.15	$(0.09)	$(0.55)	$-

The GAAP based balance sheets are also impacted as only the vested portion of the compensation subject to the DCCAs is included in compensation payable.  At March 31, 2019, the amount of unrecognized compensation was $8.9 million.

The following tables show a reconciliation of our results for the three months ended March 31, 2019 and 2018 and our balance sheet at March 31, 2019 between the GAAP basis and a non-GAAP adjusted basis as if all of the 2016 DCCA was recognized in 2016, and the First Half 2017 DCCA and the Fourth Quarter 2017 DCCA expense were recognized in 2017 without regard to the vesting schedule.  We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.  These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing results with prior period results, and to enable more appropriate comparisons with industry peers.  However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies.  The following schedules reconcile U.S. GAAP financial measures to non-GAAP measures for the three months ended March 31, 2019 and 2018 as well as at March 31, 2019.

	Three Months Ended March 31, 2019
		Impact of
	Reported	Fourth Quarter	Impact of
	GAAP	2017 DCCA	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$65,888	$-	$-	$65,888
Distribution fees and other income	8,448	-	-	8,448
Total revenues	74,336	-	-	74,336
Expenses
Compensation	30,347	(2,983)	(8,184)	19,180
Management fee	1,449	(419)	(1,030)	-
Distribution costs	8,670	-	-	8,670
Other operating expenses	5,257	-	-	5,257
Total expenses	45,723	(3,402)	(9,214)	33,107

Operating income	28,613	3,402	9,214	41,229
Other income (expense)
Net gain (loss) from investments	(1,895)	-	-	(1,895)
Interest and dividend income	724	-	-	724
Interest expense	(655)	-	-	(655)
Total other expense, net	(1,826)	-	-	(1,826)
Income before income taxes	26,787	3,402	9,214	39,403
Income tax provision	6,895	816	2,211	9,922
Net income	$19,892	$2,586	$7,003	$29,481

Net income:
Basic	$0.70	$0.09	$0.25	$1.03
Diluted	0.70	0.09	0.25	1.03

	Three Months Ended March 31, 2018
		Impact of	Impact of
	Reported	Fourth Quarter	First Half	Impact of
	GAAP	2017 DCCA	2017 DCCA	2016 DCCA	Non-GAAP
Revenues
Investment advisory and incentive fees	$77,348	$-	$-	$-	$77,348
Distribution fees and other income	10,149	-	-	-	10,149
Total revenues	87,497	-	-	-	87,497
Expenses
Compensation	25,950	(1,391)	213	3,016	27,788
Management fee	4,634	(419)	(1,368)	(1,030)	1,817
Distribution costs	10,204	-	-	-	10,204
Other operating expenses	5,453	-	-	-	5,453
Total expenses	46,241	(1,810)	(1,155)	1,986	45,262

Operating income	41,256	1,810	1,155	(1,986)	42,235
Other income (expense)
Net gain (loss) from investments	(5,347)	-	-	-	(5,347)
Interest and dividend income	492	-	-	-	492
Interest expense	(1,200)	-	-	-	(1,200)
Total other expense, net	(6,055)	-	-	-	(6,055)
Income before income taxes	35,201	1,810	1,155	(1,986)	36,180
Income tax provision	7,940	453	289	(497)	8,185
Net income	$27,261	$1,357	$866	$(1,489)	$27,995

Net income:
Basic	$0.94	$0.05	$0.03	$(0.05)	$0.97
Diluted	$0.94	$0.05	$0.03	$(0.05)	$0.97

	March 31, 2019

	Reported	Impact of
	GAAP	2016 DCCA	Non-GAAP
ASSETS
Cash and cash equivalents	$64,389	$-	$64,389
Investments in securities	31,623	-	31,623
Receivable from brokers	3,529	-	3,529
Investment advisory fees receivable	23,058	-	23,058
Receivable from affiliates	4,435	-	4,435
Deferred tax asset and income tax receivable	15,661	2,135	17,796
Other assets	11,534	-	11,534
Total assets	$154,229	$2,135	$156,364

LIABILITIES AND EQUITY
Payable to brokers	478	-	478
Income taxes payable and deferred tax liabilities	8,068	-	8,068
Lease liability obligations	5,300	-	5,300
Compensation payable	59,142	8,897	68,039
Payable to affiliates	-	-	-
Accrued expenses and other liabilities	30,196	-	30,196
Sub-total	103,184	8,897	112,081

5.875% Senior notes (due June 1, 2021)	24,174	-	24,174
Total liabilities	127,358	8,897	136,255

Equity
GAMCO Investors, Inc. stockholders' equity
Class A Common Stock	14	-	14
Class B Common Stock	19	-	19
Additional paid-in capital	14,769	-	14,769
Retained earnings	302,139	(6,762)	295,377
Accumulated other comprehensive income	(220)	-	(220)
Treasury stock, at cost	(289,850)	-	(289,850)
Total GAMCO Investors, Inc. stockholders' equity	26,871	(6,762)	20,109
Total liabilities and equity	$154,229	$2,135	$156,364

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 to this report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared To Three Months Ended March 31, 2018

(Unaudited; in thousands, except per share data)
	2019	2018
Revenues
Investment advisory and incentive fees	$65,888	$77,348
Distribution fees and other income	8,448	10,149
Total revenues	74,336	87,497
Expenses
Compensation	30,347	25,950
Management fee	1,449	4,634
Distribution costs	8,670	10,204
Other operating expenses	5,257	5,453
Total expenses	45,723	46,241
Operating income	28,613	41,256
Other income (expense)
Net loss from investments	(1,895)	(5,347)
Interest and dividend income	724	492
Interest expense	(655)	(1,200)
Total other expense, net	(1,826)	(6,055)
Income before income taxes	26,787	35,201
Income tax provision	6,895	7,940
Net income	$19,892	$27,261

Net income:
Basic	$0.70	$0.94

Diluted	$0.70	$0.94

Overview

Net income for the quarter was $19.9 million, or $0.70 per fully diluted share, versus $27.3 million, or $0.94 per fully diluted share, in the prior year’s quarter.  The quarter to quarter comparison was impacted by lower revenues and higher variable compensation partially offset by lower other expense, net.

Revenues

Investment advisory and incentive fees for the first quarter 2019 were $65.9 million, 14.7% lower than the 2018 comparative figure of $77.3 million.  Open-end fund revenues decreased by 15.2% to $27.9 million from $32.9 million in the first quarter of 2018.  Our closed-end fund revenues decreased 7.6% to $15.8 million in the first quarter 2019 from $17.1 million in 2018.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, declined $5.3 million to $20.7 million from $26.0 million in the first quarter of 2018.  There were no incentive fees earned during the first quarters of 2019 or 2018.  We recognize incentive fees only when the earning period for them is complete.  Revenues relating to the SICAV were $1.5 million in the first quarter of 2019 versus $1.3 million in the first quarter of 2018.

Open-end fund distribution fees and other income were $8.4 million for the first quarter 2019, a decrease of $1.7 million or 16.8% from $10.1 million in the prior year period, primarily due to lower average AUM in open-end equity funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $30.3 million, or 16.5%, higher than prior year compensation costs of $26.0 million.  The amortization of the DCCAs resulted in a $13.0 million increase in compensation year over year.  The CEO’s waiver of his compensation for January 1, 2019 through March 31, 2019 and March 1, 2018 through March 31, 2018 reduced compensation by $12.2 million and $4.9 million in the first quarter of 2019 and 2018, respectively.

The remainder of the quarter over quarter increase was comprised of a $0.4 million increase in stock compensation expense, a $2.9 million decrease in variable compensation and a $1.1 million increase in fixed compensation.

Management fee expense, which is wholly variable and based on pretax income, decreased to $1.4 million in the first quarter of 2019 from $4.6 million in the 2018 period.  $1.8 million of this decrease was due to the CEO waiver for 2018 only being in effect for March 2018 while the waiver for 2019 was in effect for the entire first quarter.  The DCCAs affected management fee expense, which is part of the CEO’s DCCAs, in a fashion similar to the compensation expense with the vesting schedule resulting in a $1.4 million decrease in management fee expense in the first quarter 2019 as compared with the first quarter 2018.

Distribution costs were $8.7 million, a decrease of $1.5 million or 14.7% from $10.2 million in the prior year’s period.

Other operating expenses were $5.3 million in the first quarter of 2019, a decrease of $0.2 million, or 3.6%, from $5.5 million in the first quarter of 2018.

Operating income for the first quarter of 2019 was $28.6 million, a decrease of $12.7 million, or 30.8%, from the $41.3 million in the first quarter of 2018.  Operating income, as a percentage of revenues, was 38.5% in the 2019 quarter as compared to 47.2% in the 2018 quarter.

Other income (expense)

Total other income (expense), net was an expense of $1.8 million for the first quarter 2019 versus an expense of $6.1 million in the prior year’s quarter.  Net losses from investments were $1.9 million in the first quarter of 2019 versus losses of $5.3 million in the first quarter of 2018.  Interest and dividend income increased to $0.7 million from $0.5 million in the 2018 quarter.  Interest expense was $0.7 million in the first quarter of 2019 versus $1.2 million in the first quarter of 2018.

The effective tax rates (“ETR”) for the three months ended March 31, 2019 and March 31, 2018 were 25.7% and 22.6%, respectively.  The ETR for the first quarter of 2019 included an accrual of $1.5 million related to an adjustment in an uncertain tax position.  The ETR absent this accrual was 20.4%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments and securities held for investment purposes.  Cash and cash equivalents are comprised primarily of 100% U.S. Treasury money market funds managed by GAMCO.

Summary cash flow data is as follows:

	Three months ended
	March 31,
	2019	2018
Cash flows provided by/(used in) continuing operations :	(in thousands)
Operating activities	$29,440	$53,020
Investing activities	(3,136)	-
Financing activities	(3,112)	(43,360)
Increase in cash and cash equivalents from continuing operations	23,192	9,660
Effect of exchange rates on cash and cash equivalents	(5)	(98)
Net increase	23,187	9,562
Cash and cash equivalents at beginning of period	41,202	17,821
Cash and cash equivalents at end of period	$64,389	$27,383

Cash and liquidity requirements have historically been met through cash generated by operating income and our borrowing capacity.  We filed a “shelf” registration statement with the SEC that was declared effective in April 2018.  The shelf provides us opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $500 million.  The shelf is available through April 2021, at which time it may be renewed.

On February 23, 2018, the Company announced that its CEO elected to waive all of his compensation that he would otherwise have been entitled to for the period from March 1, 2018 through December 31, 2018.  On December 26, 2018, the Company announced that the CEO elected to continue to waive all of his compensation that he would otherwise have been entitled to for the period from January 1, 2019 to March 31, 2019.  As a result of this waiver, there was $13.9 million and $6.6 million of compensation and management fee waived by the CEO for the three months ended March 31, 2019 and March 31, 2018, respectively.  On July 2, 2018, the First Half 2017 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $28.3 million was made to the CEO.  On April 1, 2019, the Fourth Quarter 2017 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $11.0 million was made to the CEO.

At March 31, 2019, we had total unrestricted cash and cash equivalents of $64.4 million, an increase of $23.2 million from December 31, 2018 primarily due to the Company’s operating activities described below.  Total debt outstanding at March 31, 2019 was $24.2 million, consisting of 5.875% senior notes due 2021.  It is anticipated that the majority of our free cash flow will go towards servicing the deferred compensation payable as well as share buybacks in the near future.

For the three months ended March 31, 2019, cash provided by operating activities was $29.4 million, a decrease of $23.6 million from cash provided in the prior year period of $53.0 million.  Cash was provided through an increase in deferred income taxes of $5.4 million, an increase of $0.4 million in stock based compensation expense, and $0.9 million from all other sources.   Reducing cash was an increase in investment advisory fees receivable of $8.9 million, a decrease in net income of $7.4 million, a decrease income taxes payable and deferred tax liabilities of $4.1 million, a decrease in compensation payable of $2.7 million, an increase in income tax receivable and deferred tax assets of $3.4 million, an increase in investments in trading securities of $2.7 million, and a decrease in payables to affiliates $1.1 million. Cash used in investing activities in the first three months of 2019 was $3.1 million, including $3.4 million in purchased of available for sale securities offset by $0.3 million in proceeds from the sale of available for sale securities.  Cash used in financing activities in the first three months of 2019 was $3.1 million, including $2.5 million paid for the purchase of treasury stock and $0.6 million paid in dividends.

For the three months ended March 31, 2018, cash provided by operating activities was $53.0 million.  Cash used in financing activities in the first three months of 2018 was $43.4 million.  There was no cash provided by or used in investing activities for the first three months of 2018.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

We have one broker-dealer, G.distributors, which is subject to certain net capital requirements.  G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for the broker-dealer at March 31, 2019.  At March 31, 2019, G.distributors had net capital, as defined, of approximately $3.8 million, exceeding the regulatory requirement by approximately $3.5 million.  Net capital requirements for our affiliated broker-dealer may increase in accordance with rules and regulations to the extent they engage in other business activities.

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

With respect to our proprietary investment activities, investments in securities of $31.6 million, $33.8 million and $31.4 million at March 31, 2019, December 31, 2018 and March 31, 2018, respectively, included investments in common stocks of $30.4 million, $32.4 million and $31.3 million, respectively, and investments in closed-end funds of $30,000, $1.3 million and $0.1 million, respectively.  Of the $30.4 million, $32.4 million and $31.3 million, invested in common stocks at March 31, 2019, December 31, 2018 and March 31, 2018, respectively, $19.9 million, $18.8 million and $31.3 million, respectively, was related to our investment in Westwood Holdings Group Inc.  Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At March 31, 2019, December 31, 2018 and March 31, 2018, there were no securities sold, not yet purchased.

The following table provides a sensitivity analysis for our investments in equity securities as of March 31, 2019 and December 31, 2018.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At March 31, 2019
Equity price sensitive investments, at fair value	$31,623	$28,460	$34,785
At December 31, 2018
Equity price sensitive investments, at fair value	$33,789	$30,410	$37,168

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on the March 31, 2019 cash and cash equivalent balance of $64.3 million, a 1% increase in interest rates would increase our interest income by $0.6 million annually while a 1% decrease would reduce our interest income by $0.6 million annually

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.  See Note A and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in GAMCO’s 2018 Annual Report on Form 10-K filed with the SEC on March 11, 2019 for details on Critical Accounting Policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, GAMCO is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At March 31, 2019, we had equity investments of $31.6 million.  We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  The equity securities investment portfolio is at fair value and will move in line with the equity markets.  The equity securities investment portfolio changes are recorded as net gain (loss) from investments in the condensed consolidated statements of income.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Co-Principal Financial Officers (“PFOs”), to allow timely decisions regarding required disclosure.  Our CEO and PFOs participated in this evaluation and concluded that, as of the date of March 31, 2019, our disclosure controls and procedures were effective.

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

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at March 31, 2019.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of GAMCO during the three months ended March 31, 2019:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
1/01/19 - 1/31/19	13,926	$18.61	13,926	850,884
2/01/19 - 2/28/19	49,154	20.64	49,154	801,730
3/01/19 - 3/31/19	63,274	20.11	63,274	738,456
Totals	126,354	$20.15	126,354

Item 6.          (a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of co-PFO pursuant to Rule 13a-14(a).

31.3	Certification of co-PFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of co-PFOs pursuant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina	By: /s/ Diane M. LaPointe
Name: Kieran Caterina	Name: Diane M. LaPointe
Title: Co-Principal Financial Officer	Title: Co-Principal Financial Officer

Date: May 7, 2019	Date: May 7, 2019