Form 10-Q
period 2019-06-30
GAMCO INVESTORS, INC. ET AL
filed 2019-08-07
CIK 1060349

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File No. 001-14761

GAMCO INVESTORS, INC. (Exact name of Registrant as specified in its charter)

Delaware	13-4007862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 Greenwich Ave., Greenwich, CT 06830 One Corporate Center, Rye, NY 10580	(203) 629-2726
(Address of principle executive offices)(Zip Code)	Registrant’s telephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	GBL	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧  No □

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧  No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer □	Accelerated filer ⌧
Non-accelerated filer □	Smaller reporting company □	Emerging growth company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes □  No ⌧

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class		Outstanding at July 31, 2019
Class A Common Stock, $0.001 par value	(Including 675,950 restricted stock awards)	8,673,009
Class B Common Stock, $0.001 par value		19,024,117

GAMCO INVESTORS, INC. AND SUBSIDIARIES

INDEX

* Items other than those listed above have been omitted because they are not applicable.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(in thousands, except per share data)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$52,008	$41,202
Investments in securities	36,811	33,789
Receivable from brokers	4,188	3,423
Investment advisory fees receivable	22,865	25,677
Receivable from affiliates	4,019	4,194
Goodwill and identifiable intangible assets	3,765	3,765
Deferred tax asset and income tax receivable	18,250	15,001
Other assets	8,450	7,561
Total assets	$150,356	$134,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to brokers	$99	$112
Income taxes payable and deferred tax liabilities	1,935	2,388
Lease liability obligations	5,825	4,794
Compensation payable	65,335	60,408
Payable to affiliates	434	1,041
Accrued expenses and other liabilities	29,930	32,091
Sub-total	103,558	100,834
5.875% Senior Notes (net of issuance costs of $45 and $57, respectively) (due June 1, 2021) (Note 7)	24,180	24,168
Total liabilities	127,738	125,002

Commitments and contingencies (Note 10)	-	-

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 16,217,726 and 15,969,303
shares issued, respectively; 8,719,209 and 9,957,301 shares outstanding, respectively	14	14
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 24,000,000 shares issued;
19,024,117 and 19,024,240 shares outstanding, respectively	19	19
Additional paid-in capital	15,347	14,192
Retained earnings	325,605	282,928
Accumulated other comprehensive income	(243)	(240)
Treasury stock, at cost (7,498,517 and 6,012,002 shares, respectively)	(318,124)	(287,303)
Total stockholders' equity	22,618	9,610
Total liabilities and stockholders' equity	$150,356	$134,612

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Investment advisory and incentive fees	$67,990	$77,334	$133,878	$154,682
Distribution fees and other income	8,417	9,859	16,865	20,008
Total revenues	76,407	87,193	150,743	174,690
Expenses:
Compensation	30,216	28,952	60,563	54,902
Management fee	4,709	1,482	6,158	6,116
Distribution costs	8,605	9,852	17,275	20,056
Other operating expenses	6,117	5,534	11,374	10,987
Total expenses	49,647	45,820	95,370	92,061

Operating income	26,760	41,373	55,373	82,629
Non-operating income / (loss)
Gain / (loss) from investments, net	5,264	1,409	3,369	(3,938)
Interest and dividend income	715	526	1,439	1,018
Interest expense	(655)	(922)	(1,310)	(2,122)
Total non-operating income / (loss)	5,324	1,013	3,498	(5,042)
Income before income taxes	32,084	42,386	58,871	77,587
Provision for income taxes	8,067	10,804	14,962	18,744
Net income	$24,017	$31,582	$43,909	$58,843

Earnings per share:
Basic	$0.88	$1.10	$1.57	$2.04
Diluted	$0.88	$1.10	$1.57	$2.04

Weighted average shares outstanding:
Basic	27,357	28,777	27,929	28,846
Diluted	27,413	28,819	27,973	28,867

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$24,017	$31,582	$43,909	$58,843
Other comprehensive income / (loss):
Foreign currency translation gain / (loss)	(23)	(60)	(3)	29
Total comprehensive income	$23,994	$31,522	$43,906	$58,872

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
(in thousands, except per share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2018	$33	$14,192	$282,928	$(240)	$(287,303)	$9,610
Net income	-	-	19,892	-	-	19,892
Adoption of ASU 2016-02	-	-	(106)	-	-	(106)
Foreign currency translation	-	-	-	20	-	20
Dividends declared ($0.02 per share)	-	-	(575)	-	-	(575)
Stock based compensation expense	-	577	-	-	-	577
Purchase of treasury stock	-	-	-	-	(2,547)	(2,547)
Balance at March 31, 2019	$33	$14,769	$302,139	$(220)	$(289,850)	$26,871
Net income	-	-	24,017	-	-	24,017
Foreign currency translation	-	-	-	(23)	-	(23)
Dividends declared ($0.02 pershare)	-	-	(551)	-	-	(551)
Stock based compensation expense	-	578	-	-	-	578
Purchase of treasury stock	-	-	-	-	(28,274)	(28,274)
Balance at June 30, 2019	$33	$15,347	$325,605	$(243)	$(318,124)	$22,618

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2017	$33	$12,572	$155,939	$11,876	$(276,693)	$(96,273)
Net income	-	-	27,261	-	-	27,261
Reclassification pursuant to adoption of ASU
2016-01, net of tax	-	-	12,110	(12,110)	-	-
Foreign currency translation	-	-	-	89	-	89
Dividends declared ($0.02 per share)	-	-	(578)	-	-	(578)
Stock based compensation expense	-	187	-	-	-	187
Purchase of treasury stock	-	-	-	-	(3,309)	(3,309)
Balance at March 31, 2018	$33	$12,759	$194,732	$(145)	$(280,002)	$(72,623)
Net income	-	-	31,582	-	-	31,582
Foreign currency translation	-	-	-	(60)	-	(60)
Dividends declared ($0.02 per share)	-	-	(579)	-	-	(579)
Stock based compensation expense	-	354	-	-	-	354
Purchase of treasury stock	-	-	-	-	(3,543)	(3,543)
Balance at June 30, 2018	$33	$13,113	$225,735	$(205)	$(283,545)	$(44,869)

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$43,909	$58,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	655	301
Stock based compensation expense	1,155	541
Deferred income taxes	(505)	(3,896)
Foreign currency translation gain / (loss)	(3)	29
Cost basis of donated securities	2,601	85
Unrealized loss on securities	1,707	-
Net realized loss on securities	6	-
(Increase) decrease in assets:
Investments in securities	(2,520)	2,750
Receivable from affiliates	174	1,257
Receivable from brokers	(765)	(1,416)
Investment advisory fees receivable	2,812	10,176
Income taxes receivable and deferred tax assets	(3,250)	(1,562)
Other assets	(1,639)	299
Increase (decrease) in liabilities:
Payable to affiliates	(607)	123
Payable to brokers	(14)	(117)
Income taxes payable and deferred tax liabilities	53	4,011
Compensation payable	4,928	14,720
Accrued expenses and other liabilities	(487)	(300)
Total adjustments	4,301	27,001
Net cash provided by operating activities	48,210	85,844
Cash flows from investing activities:
Purchases of securities	(5,073)	-
Proceeds from sales of securities	252	-
Return of capital on securities	5	-
Net cash used in investing activities	(4,816)	-
Cash flows from financing activities:
Dividends paid	(1,682)	(1,756)
Purchase of treasury stock	(30,821)	(6,852)
Repayment of principal portion of lease liability	(86)	-
Repurchase of AC 4% PIK Note	-	(30,000)
Repayment of AC 1.6% Note	-	(15,000)
Margin loan borrowings	-	11,000
Margin loan payments	-	(19,479)
Net cash used in financing activities	(32,589)	(62,087)
Effect of exchange rates on cash and cash equivalents	1	(90)
Net increase in cash and cash equivalents	10,806	23,667
Cash and cash equivalents, beginning of period	41,202	17,821
Cash and cash equivalents, end of period	$52,008	$41,488
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,271	$1,386
Cash paid for taxes	$16,901	$19,447

Supplemental disclosure of non-cash activity:
For the six months ended June 30, 2019 and June 30, 2018, the Company accrued dividends on restricted stock awards of $15 and $5, respectively.

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Organization and Description of Business

Unless indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.,” “GAMCO,” “the Company” and “GBL” or similar terms are to GAMCO Investors, Inc., its predecessors and its subsidiaries.

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware, is a widely-recognized provider of investment advisory services to 24 open-end funds, 16 closed-end funds, one société d’investissement à capital variable (“SICAV”) and approximately 1,700 institutional and private wealth management (“Institutional & PWM”) investors principally in the United States.  The Company generally manages assets on a fully discretionary basis and invests in a variety of United States (“U.S.”) and international securities through various investment styles including value, growth, non-market correlated, and convertible securities.  The Company’s revenues are based primarily on the levels of assets under management (“AUM”) and fees associated with the various investment products.

Since the Company’s inception in 1977, it has been identified with its research driven approach to equity investing and proprietary Private Market Value (PMV) with a Catalyst™ investment approach.  The investment advisory business is conducted principally through the following subsidiaries: GAMCO Asset Management Inc. (Institutional & PWM) and Gabelli Funds, LLC (open-end and closed-end funds).  The distribution of open-end funds is conducted through G.distributors, LLC (“G.distributors”), the Company’s broker-dealer subsidiary.

1.  Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of GAMCO included herein have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the U.S. for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP in the United States for complete financial statements.  In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of GAMCO for the interim periods presented and are not necessarily indicative of a full year’s results.

The interim condensed consolidated financial statements include the accounts of GAMCO and its subsidiaries.  Intercompany accounts and transactions have been eliminated.

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

Recent Accounting Developments

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends the guidance in U.S. GAAP for the accounting for leases.  ASU 2016-02 requires a lessee to recognize assets and liabilities arising from most operating leases in the condensed consolidated statement of financial position.  It requires these operating leases to be recorded on the balance sheet as right-of-use assets and offsetting lease liability obligations.  The guidance was effective for the Company on January 1, 2019 and the Company adopted this guidance on that date.  The Company has elected the transition method allowed under ASU 2018-11, Leases (Topic 842): Targeted Improvements, which does not require restatement of comparative periods, but instead requires a cumulative adjustment to opening retained earnings at the January 1, 2019 adoption date.  The Company has performed the analysis on the transition to this guidance and, as a result, recorded a $106 thousand reduction to retained earnings, a $650 thousand increase to other assets and a $756 thousand increase to lease liability obligations.

In September 2018, related to the Securities Act Release No. 33-10532, Disclosure Update and Simplification (“DUST-R”), the FASB issued Compliance and Disclosure Interpretation 105.09 guidance (“CD&I 105.09”) on compliance with the new requirement to present changes in shareholders’ equity in interim condensed consolidated financial statements within Form 10-Q filings.  DUST-R requires disclosure of changes in shareholders’ equity within a registrant’s Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods.  CD&I 105.09 notes that the Securities and Exchange Commission (“SEC”) would not object if a registrant first discloses the changes in shareholders’ equity in its Form 10-Q for the quarter that begins after November 5, 2018.  The Company has adopted the new requirement starting with the quarter that began on January 1, 2019, which did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the process used to test for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill, and instead any goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  This guidance will be effective for the Company on January 1, 2020 using a prospective transition method and early adoption is permitted.  The Company is currently evaluating the potential effect of this new guidance on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Accounting for Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Currently, U.S. GAAP requires an “incurred loss” methodology that delays recognition until it is probable a loss has been incurred.  Under ASU 2016-13, the allowance for credit losses must be deducted from the amortized cost of the financial asset to present the net amount expected to be collected.  The condensed consolidated statement of income will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period.  This guidance is effective for the Company on January 1, 2020 and requires a modified retrospective transition method, which will result in a cumulative-effect adjustment in retained earnings upon adoption.  Early adoption is permitted.  The Company is currently assessing the potential impact of this new guidance on the Company’s condensed consolidated financial statements.

2.  Revenue Recognition

The revenue streams in the discussion below and in the table at the end of this Note include those that are within the scope of ASU 2014-09, Revenue From Contracts With Customers (Topic 606) (“ASU 2014-09”).  In all cases for all revenue streams discussed below, the revenue generated is from a single transaction price, and there is no need to allocate the amounts across more than a single revenue stream.  The customer for all revenues derived from open-end and closed-end funds described in detail below has been determined to be each fund itself and not the ultimate underlying investor in each fund.

Significant judgments that affect the amounts and timing of revenue recognition:

The Company’s analysis of the timing of revenue recognition for each revenue stream is based upon an analysis of the current terms of each contract.  Performance obligations could, however, change from time to time if and when existing contracts are modified or new contracts are entered into.  These changes could potentially affect the timing of satisfaction of performance obligations, the determination of the transaction price, and the allocation of the price to performance obligations.  In the case of the revenue streams discussed below, the performance obligation is satisfied either at a point in time or over time.  For incentive fee revenues, the performance obligation (advising a client portfolio) is satisfied over time, while the recognition of revenues effectively occurs at the end of the measurement period as defined within the contract, as such amounts are subject to reduction to zero on the date where the measurement period ends even if the performance benchmarks were exceeded during the intervening period.  The judgments outlined below, where the determination as to these factors is discussed in detail, are continually reviewed and monitored by the Company when new contracts or contract modifications occur.  Transaction price is in all instances formulaic and not subject to significant (or any) judgment at the current time.  The allowance for doubtful accounts is subject to judgment.

Investment Advisory Fees

Advisory fees for open-end funds, closed-end funds, sub-advisory accounts, and the SICAV are earned based on predetermined percentages of the average net assets of the individual funds and are recognized as revenues as the related services are performed.  Fees for open-end funds, one non-U.S. closed-end fund, sub-advisory accounts, and the SICAV are computed on a daily basis based on average daily net assets under management (“AUM”).  Fees for U.S. closed-end funds are computed on average weekly net AUM and fees for one non-U.S. closed-end fund are computed on a daily basis based on daily market value.  These fees are received in cash after the end of each monthly period within 30 days.  The revenue recognition occurs ratably as the performance obligation (advising the fund) is met continuously over time.  There is a risk of non-payment and, therefore, an impairment loss on these receivables is possible at each reporting date.  There were no such impairment losses for the periods presented.

Advisory fees for institutional and private wealth management accounts are earned based on predetermined percentages of the AUM and are generally computed quarterly based on account values at the end of the preceding quarter.  The revenue recognition occurs daily as the performance obligation (advising the client portfolio) is met continuously.  These fees are received in cash, typically within 60 days of the client being billed.  There is a risk of non-payment, and therefore an impairment loss on these receivables is possible at each reporting date.  There were no such impairment losses for the periods presented.

Incentive Fees

Investment advisory fees are earned on a portion of some closed-end funds’ preferred shares at year-end if the total return to common shareholders of the respective closed-end fund for the year exceeds the dividend rate of the preferred shares.  These fees are recognized at the end of the measurement period, which coincides with the calendar year.  These fees would also be earned and the contract period ended at any interim point in time that the respective preferred shares are redeemed.  These fees are received in cash after the end of each annual measurement period, within 30 days.

Two closed-end funds charge incentive fees.  For The GDL Fund (GDL), there is an incentive fee, which is earned and recognized as of the end of each calendar year and varies to the extent the total return of the fund is in excess of the ICE Bank of America Merrill Lynch 3-month U.S. Treasury Bill Index total return.  For the Gabelli Merger Plus+ Trust Plc (GMP), there is an incentive fee, which is earned and recognized as of the end of each measurement period, June 30th, and varies to the extent the total return of the fund is in excess of twice the rate of return of the 13-week Treasury Bills over the performance period.

A SICAV sub-fund, the GAMCO Merger Arbitrage SICAV, charges a performance fee.  This fee is recognized at the end of the measurement period, which coincides with the calendar year.  The fee would also be earned and the measurement period ended at any interim point in time that a client redeemed their respective shares.  This fee is received in cash after the end of the measurement period, within 30 days.

We also receive incentive fees from certain institutional clients, which are based upon exceeding either a specific benchmark index or a defined return for these accounts.  These fees are recognized at the end of the stipulated contract period, which is generally annually, for each respective account.  These fees would also be earned and the contract period ended at any interim point in time that the client terminated its relationship with the Company.  These fees are received in cash after the end of the measurement period, typically within 60 days.

In all cases of the incentive fees, because of the variable nature of the consideration, revenue recognition is delayed until it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, which is generally when the uncertainty associated with the variable consideration is subsequently resolved (for example, the measurement period has concluded and the hurdle rate has been exceeded).  There is a risk of non-payment, and therefore an impairment loss on these receivables is possible at each reporting date.  There were no such impairment losses for the periods presented.

Distribution Fees and Other Income

Distribution fees and other income primarily includes distribution fee revenue earned in accordance with Rule 12b-1 of the Investment Company Act of 1940, as amended, along with sales charges and underwriting fees associated with the sale of the class A shares of open-end funds.  Distribution plan fees are computed based on average daily net assets of certain classes of each fund and are accrued during the period in which they are earned.  These fees are received in cash after the end of each monthly period within 30 days.  In evaluating the appropriate timing of the recognition of these fees, the Company applied the guidance on up-front fees to determine whether such fees are related to the transfer of a promised service (a distinct performance obligation).  The Company’s conclusion is that the service being provided by G.distributors to the customer in exchange for the fee is for the initial distribution of certain classes of the open-end funds and is completed at the time of each respective sale.  Any fixed amounts are recognized on the trade date and variable amounts are recognized to the extent it is probable that a significant revenue reversal will not occur once the uncertainty is resolved. For variable amounts, as the uncertainty is dependent on the value of the shares at future points in time as well as the length of time the investor remains in the fund, both of which are highly susceptible to factors outside the Company’s influence, the Company does not believe that it can overcome this constraint until the market value of the fund and the investor activities are known, which are generally monthly.  Sales charges and underwriting fees associated with the sale of certain classes of the open-end funds are recognized on the trade date of the sale of the respective shares.  There is a risk of non-payment, and therefore an impairment loss on these receivables is possible at each reporting date.  There were no such impairment losses for the periods presented.

Revenue Disaggregated

The following table presents our revenue disaggregated by account type (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Investment advisory and incentive fees:
Open-end funds	$27,027	$31,024	$53,952	$62,845
Closed-end funds	16,291	16,907	32,080	34,052
Sub-advisory accounts	899	1,137	1,834	2,241
Institutional & PWM	22,195	25,150	42,921	51,115
SICAV	1,398	1,462	2,733	2,752
Performance-based	180	4	358	27
Conditional	-	1,650	-	1,650
Distribution fees and other income	8,417	9,859	16,865	20,008
Total revenues	$76,407	$87,193	$150,743	$174,690

3.  Investment in Securities

Effective with the Company’s adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018, the Company carries all investments in equity securities at fair value through net income (“FVTNI”).  The Company has no securities that qualify for the equity method or for consolidation of the investee for which the Company has elected the practicality exception to fair value measurement.

Investments in securities at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019		December 31, 2018
	Cost	Estimated Market Value	Cost	Estimated Market Value
Securities carried at FVTNI:
Common stocks	$41,351	$35,568	$38,865	$32,414
Open-end funds	753	745	44	38
Closed-end funds	484	498	1,414	1,337
Total securities carried at FVTNI	$42,588	$36,811	$40,323	$33,789

There were no securities sold, not yet purchased at June 30, 2019 and December 31, 2018.

Investments in U.S. Treasury bills and notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at the time of purchase are classified as cash equivalents.   Securities carried at FVTNI at June 30, 2019 and December 31, 2018 are stated at fair value with any unrealized gains or losses reported in each respective period’s earnings.

4. Fair Value

The Company applies fair value accounting in accordance with the terms of FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”).  All of the instruments within cash and cash equivalents and investments in securities are measured at fair value.  The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with the ASC 820 guidance on fair value measurement. The levels of the fair value hierarchy and their applicability to the Company are described below:

-
Level 1 - inputs to the valuation methodology utilize quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date.  Level 1 assets include cash equivalents, government obligations, open-end funds, closed-end funds and equities.

-
Level 2 - inputs to the valuation methodology utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly-quoted intervals.

-	Level 3 - inputs to the valuation methodology are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2019 and December 31, 2018 (in thousands):

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2019

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2019
Cash equivalents	$51,496	$-	$-	$51,496
Investments in securities:
Common stocks	35,568	-	-	35,568
Open-end funds	745	-	-	745
Closed-end funds	498	-	-	498
Total investments in securities	36,811	-	-	36,811
Total assets at fair value	$88,307	$-	$-	$88,307

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
Cash equivalents	$40,905	$-	$-	$40,905
Investments in securities:
Common stocks	32,414	-	-	32,414
Open-end funds	38	-	-	38
Closed-end funds	1,337	-	-	1,337
Total investments in securities	33,789	-	-	33,789
Total assets at fair value	$74,694	$-	$-	$74,694

Cash equivalents primarily consist of an affiliated money market mutual fund which is invested solely in U.S. Treasuries and valued based on the net asset value of the fund.  U.S. Treasury Bills and Notes with maturities of three months or less at the time of purchase are also considered cash equivalents.  Cash equivalents are valued using unadjusted quoted market prices.

Investments in securities are generally valued based on quoted prices from an exchange.  To the extent these securities are actively traded, valuation adjustments are not applied, and they are categorized in Level 1 of the fair value hierarchy.  Securities categorized in Level 2 investments are valued using other observable inputs.  Nonpublic and infrequently traded investments are included in Level 3 of the fair value hierarchy because significant inputs to measure fair value are unobservable.

5. Income Taxes

The effective tax rate (“ETR”) for the three months ended June 30, 2019 and 2018 was 25.1% and 25.5%, respectively. The ETR for the six months ended June 30, 2019 and 2018 was 25.4% and 24.2%, respectively.  The ETR for the first six months of 2019 included an accrual of $1.5 million related to an adjustment in an uncertain tax position.  The ETR absent this accrual was 22.9%.

6. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding. Diluted earnings per share is calculated using the treasury stock method by dividing net income by the total weighted average shares of common stock outstanding and restricted stock awards.  The computations of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic:
Net income	$24,017	$31,582	$43,909	$58,843
Weighted average shares outstanding	27,357	28,777	27,929	28,846

Basic net income per share	$0.88	$1.10	$1.57	$2.04

Diluted:
Net income	$24,017	$31,582	$43,909	$58,843

Weighted average share outstanding	27,357	28,777	27,929	28,846
Restricted stock awards	56	42	44	21
Total	27,413	28,819	27,973	28,867

Diluted net income per share	$0.88	$1.10	$1.57	$2.04

7. Debt

AC 4% PIK Note

In connection with the spin-off of Associated Capital Group, Inc. (“AC”) on November 30, 2015, the Company issued a $250 million promissory note (the “AC 4% PIK Note”) payable to AC, which bore interest at 4.0% per annum.  The original principal amount had a maturity date of November 30, 2020.  During the three months and six months ended June 30, 2018, the Company prepaid $20 million and $30 million, respectively, of principal of the AC 4% PIK Note.  The AC 4% PIK Note was fully repaid on August 28, 2018 without penalty.

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

At June 30, 2019 and December 31, 2018, the Senior Notes were recorded at face value, net of amortized issuance costs, as follows (in thousands) on the Condensed Consolidated Statements of Financial Position:

	June 30, 2019		December 31, 2018
	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2
5.875% Senior Notes	$24,180	$24,530	$24,168	$23,061
Total	$24,180	$24,530	$24,168	$23,061

The Company has not elected the fair value option for its debt, and, therefore, the provisions of ASU 2016-01 (adopted by the Company on January 1, 2018) related to instrument-specific credit risk are not applicable.

8. Stockholders’ Equity

Shares outstanding were 27.7 million and 29.0 million on June 30, 2019 and December 31, 2018, respectively.

Voting Rights

The holders of class A common stock of GBL (“Class A Stock”) and class B common stock of GBL (“Class B Stock”) have identical rights except that (i) holders of Class A Stock are entitled to one vote per share, while holders of Class B Stock are entitled to ten votes per share, on all matters to be voted on by shareholders in general, and (ii) holders of Class A Stock are not eligible to vote on matters relating exclusively to Class B Stock and vice versa.

Stock Award and Incentive Plan

The Company maintains a stock award and incentive plan approved by the shareholders (the “Plan”), which is designed to provide incentives which will attract and retain individuals key to the success of GBL through direct or indirect ownership of our common stock.  Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards.  A maximum of 7.5 million shares of Class A Stock have been reserved for issuance under the Plan by a committee of GBL’s board of directors (the “Board of Directors”) responsible for administering the Plan (“Compensation Committee”).  Under the Plan, the Compensation Committee may grant restricted stock awards (“RSAs”), each of which entitles the grantee to one share of Class A Stock subject to restrictions, and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the Compensation Committee may determine.

On January 5, 2018, the Compensation Committee accelerated the vesting relating to the remaining 19,400 RSAs outstanding at that time. As a result, GBL recorded an incremental $0.2 million of stock-based compensation expense during the first six months of 2018.

On April 4, 2018, 270,500 RSAs were issued at a grant price of $24.77 per RSA.  On August 7, 2018, 162,450 RSAs were issued at a grant price of $25.16 per RSA.  On September 17, 2018, 5,000 RSAs were issued at a grant price of $25.74 per RSA.  On June 30, 2019, 264,900 RSAs were issued at a grant price of $19.17 per RSA.

As of June 30, 2019 and December 31, 2018, there were 675,950 and 427,650, respectively, of these RSAs outstanding with weighted average grant prices per RSA of $22.67 and $24.93, respectively.  All grants of the RSAs were recommended by the Company’s Chairman and CEO, who did not request or receive any RSAs, and approved by the Compensation Committee.  This expense, net of estimated forfeitures, is recognized over the vesting period for these awards, which is 30% over three years from the date of grant and 70% over five years from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

During the six months ended June 30, 2018, the Company reduced previously recorded tax benefits relating to RSA expense by $0.1 million on RSAs that vested.  There were no RSAs that vested during the six months ended June 30, 2019 or the three months ended June 30, 2019 and June 30, 2018.

For the three months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $0.6 million and $0.4 million, respectively.  For the six months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $1.2 million and $0.5 million, respectively.

The total compensation costs related to non-vested RSAs not yet recognized was approximately $11.3 million as of June 30, 2019.

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

Stock Repurchase Program

In March 1999, the Board of Directors established a stock repurchase program (the “Stock Repurchase Program”) to grant management the authority to repurchase shares of Class A Stock.  In May 2019, the Board of Directors increased the buyback authorization by 1,212,759 shares of Class A Stock.

On April 16, 2019, GAMCO repurchased 1.2 million shares of Class A Stock at $21.00 per share in a private transaction.  This transaction resulted in a 12.4% reduction in Class A Stock outstanding from 9.8 million to 8.6 million and a 4.2% reduction in total shares outstanding from 28.8 million to 27.6 million.  For the three months ended June 30, 2019, outside of the private transaction, the Company repurchased 147,402 shares at an average price per share of $19.02.  At June 30, 2019, the total shares available under the Stock Repurchase Program to be repurchased in the future were 591,054.  The Stock Repurchase Program is not subject to an expiration date.

Dividends

During the three months ended June 30, 2019 and 2018, the Company declared dividends of $0.02 per share to shareholders of Class A Stock and Class B Stock.  During the six months ended June 30, 2019 and 2018, the Company declared dividends of $0.04 per share to shareholders of Class A Stock and Class B Stock.

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

9. Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed.  At June 30, 2019 and December 31, 2018, there was goodwill of $0.2 million maintained on the Condensed Consolidated Statements of Financial Condition related to G.distributors.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million at June 30, 2019 and December 31, 2018.  This investment advisory agreement is next up for renewal in February 2020.  As a result of becoming the advisor to the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million at June 30, 2019 and December 31, 2018.  The investment advisory agreements for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. are next up for renewal in August 2019.  Each of these investment advisory agreements are subject to annual renewal by the respective fund’s board of directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.

The Company assesses the recoverability of goodwill and intangible assets at least annually, or more often should events warrant.  There were no indicators of impairment for the three months or six months ended June 30, 2019 or 2018 and, as such, there was no impairment analysis performed or charge recorded for such periods.

10. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at June 30, 2019.

Leases

On December 5, 1997, the Company entered into a fifteen-year lease, expiring on April 30, 2014, of office space from an entity controlled by members of the Chairman's family.  On June 11, 2013, the Company modified and extended its lease with M4E, LLC, the Company’s landlord at 401 Theodore Fremd Ave, Rye, NY.  The lease term was extended to December 31, 2028 and the base rental remained at $18 per square foot, or $1.1 million, for 2014.  For each subsequent year through December 31, 2028, the base rental is determined by the change in the consumer price index for the New York Metropolitan Area for November of the immediate prior year with the base period as November 2008 for the New York Metropolitan Area.

This lease has been accounted for as a finance lease under FASB ASC Topic 842 (and prior to 2019, as a capital lease under FASB ASC Topic 840, Leases) as it transfers substantially all the benefits and risks of ownership to the Company.  The Company has recorded the leased property as an asset and a lease obligation for the present value of the obligation of the leased property.  The leased property is amortized on a straight-line basis from the date of the most recent extension to the end of the lease. The lease obligation is amortized over the same term using the interest method of accounting.  Finance lease improvements are amortized from the date of expenditure through the end of the lease term or the useful life, whichever is shorter, on a straight-line basis.  The lease provides that all operating expenses relating to the property (such as property taxes, utilities and maintenance) are to be paid by the lessee, GAMCO.  These are recognized as expenses in the periods in which they are incurred.  Accumulated amortization on the leased property at June 30, 2019 and December 31, 2018 was approximately $5.2 million and $5.1 million, respectively.

The Company also rents office space under operating leases which expire at various dates through May 31, 2024.

The following table summarizes the Company's leases for the periods presented (in thousands, except lease term and discount rate):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Finance lease cost - interest expense	$270	$272	$542	$545
Finance lease cost - amortization of right-of-use asset	67	62	133	123
Operating lease cost	198	-	379	-
Sublease income	(121)	(127)	(243)	(221)
Total lease cost	$414	$207	$811	$447

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance lease	$-	$36	$-	$71
Operating cash flows from operating leases	212	-	425	-
Financing cash flows from finance lease	44	-	86	-
Total cash paid for amounts included in the measurement of lease liabilities	$256	$36	$511	$71
Right-of-use assets obtained in exchange for new operating lease liabilities	781	n/a	1,431	n/a
Weighted average remaining lease term—finance lease (years)	9.5	10.5	9.5	10.5
Weighted average remaining lease term—operating leases (years)	2.8	n/a	2.8	n/a
Weighted average discount rate—finance lease	19.1%	19.1%	19.1%	19.1%
Weighted average discount rate—operating leases	5.0%	n/a	5.0%	n/a

The finance lease right-of-use asset, net of amortization, at June 30, 2019 and December 31, 2018 was $2.0 million and $2.1 million, respectively, and the operating right-of-use assets, net of amortization, were $1.1 million and $0, respectively, and these right-of-use assets were included within other assets in the Condensed Consolidated Statements of Financial Condition.

The following table summarizes the maturities of lease liabilities at June 30, 2019 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total Leases
2019 (excluding the six months ended June 30, 2019)	$627	$326	$953
2020	1,080	288	1,368
2021	1,080	228	1,308
2022	1,080	164	1,244
2023	1,080	155	1,235
Thereafter	5,400	61	5,461
Total lease payments	$10,347	$1,222	$11,569
Less imputed interest	(5,639)	(105)	(5,744)
Total lease liabilities	$4,708	$1,117	$5,825

The finance lease contains an escalation clause tied to the change in the New York Metropolitan Area Consumer Price Index which may cause the future minimum payments to exceed the amounts shown above.  Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $0.8 million due over the next five years, which are due from affiliated entities.  Future minimum lease payments have also not been reduced by future sublease payments of approximately $40 thousand per month from AC pursuant to AC’s lease agreement that expired on March 31, 2019, which was extended on the same terms and conditions on a month-to-month basis commencing on April 1, 2019.

11. Related Party Transactions

On February 23, 2018, the Chief Executive Officer (“CEO”) of the Company elected to waive all of his compensation that he would have otherwise been entitled to for the period of March 1, 2018 through December 31, 2018.  On December 26, 2018, the CEO elected to continue to waive all of his compensation that he would otherwise have been entitled to for the period from January 1, 2019 to March 31, 2019.  For the three months ended June 30, 2018, the waiver reduced compensation by $14.2 million and management fee expense by $3.0 million.  For the six months ended June 30, 2019 and 2018, the waiver reduced compensation by $12.2 million and $19.1 million, respectively, and management fee expense by $1.7 million and $4.7 million, respectively.

12. Regulatory Requirements

The Company’s broker-dealer subsidiary, G.distributors, is subject to certain net capital requirements.  G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended.  The requirement was $250,000 for the broker-dealer at June 30, 2019.  At June 30, 2019, G.distributors had net capital, as defined, of approximately $3.8 million, exceeding the regulatory requirement by approximately $3.6 million.  Net capital requirements for our affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

13. Subsequent Events

From July 1, 2019 to August 7, 2019, the Company repurchased 60,474 shares at $19.87 per share.

On August 6, 2019, the Board of Directors declared its regular quarterly dividend of $0.02 per share to all of the Company’s shareholders, payable on September 24, 2019 to shareholders of record on September 10, 2019.

On August 6, 2019, the Board of Directors authorized an additional $0.20 per share charitable contribution under the Company's shareholder designated charitable contribution (“SDCC”) program.  Registered holders of record as of November 15, 2019 will be eligible to participate.  Since the inception of the SDCC program, shareholders have designated contributions of approximately $27 million to over 150 501(c)(3) initiatives.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.,” “GAMCO,” “the Company,” “GBL,” “we,” “us” and “our” or similar terms are to GAMCO Investors, Inc., its predecessors and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Form 10-Q contain some forward-looking statements.  Forward-looking statements give our current expectations or forecasts of future events.  You can identify these statements because they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” and other words and terms of similar meaning. They also appear in any discussion of future operating or financial performance.  In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results.  Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe.  Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation: the adverse effect from a decline in the securities markets that adversely affects our assets under management; a decline in the performance of our products; a general downturn in the economy; changes in government policy or regulation; changes in our ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and the ongoing impacts of the Tax Cuts and Jobs Act with respect to tax rates and the non-deductibility of certain portions of named executive officer compensation.  We also direct your attention to any more specific discussions of risk contained in our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other public filings.  We are providing these statements as permitted by the Private Litigation Reform Act of 1995.  We do not undertake to update publicly any forward-looking statements if we subsequently learn that we are unlikely to achieve our expectations or if we receive any additional information relating to the subject matters of our forward-looking statements.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Form 10-Q.  This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A of this Form 10-Q “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.

GAMCO (New York Stock Exchange (“NYSE”): GBL), through the Gabelli brand, well known for its Private Market Value (“PMV”) with a CatalystTM investment approach, is a widely-recognized provider of investment advisory services to 24 open-end funds, 16 closed-end funds, one société d’investissement à capital variable (“SICAV”) and approximately 1,700 institutional and private wealth management (“Institutional & PWM”) investors principally in the United States (“U.S.”).  Through G.distributors, LLC (“G.distributors”), our broker-dealer subsidiary, we provide distribution for open-end funds.  We generally manage assets on a fully discretionary basis and invest in a variety of U.S. and international securities through various investment styles including value, growth, non-market correlated, and convertible securities.  Our revenues are based primarily on the Company’s levels of assets under management and fees associated with our various investment products.

Our revenues are highly correlated to the level of assets under management (“AUM”) and fees associated with our various investment products, rather than our own corporate assets.  Our total AUM, which is influenced by the level and changes of the overall equity markets, can also fluctuate through acquisitions, the creation of new products, inflows or outflows in open-end funds, the addition of new accounts, or the loss of existing accounts.  Since various equity products have different fees, changes in our business mix may also affect revenues.  At times, the performance of our equity products may differ markedly from popular market indices, and this can also impact our revenues.  General stock market trends will have an impact on our level of AUM and hence, on revenues.

We conduct our investment advisory business principally through the following subsidiaries: GAMCO Asset Management Inc. (Institutional and PWM) and Gabelli Funds, LLC (open-end and closed-end funds).  The distribution of our open-end funds is conducted through G.distributors, our broker-dealer subsidiary.

Past and Future - Giving Back to Society
Generating returns for our stakeholders is not the sole gauge we use in measuring our success.  Since the inception of GAMCO’s shareholder designated charitable contribution (“SDCC”) program in 2013, shareholders have designated contributions of approximately $27 million to over 150 501(c)(3) initiatives.  Most recently, the SDCC approved by our Board of Directors in November 2018 provided $4.8 million to 90 shareholder designated 501(c)(3) organizations.  This program underscores our commitment to managing socially responsible portfolios since 1987.  More recently, the socially responsible mandates have evolved to include integrating ESG (environmental, social, and governance) factors into the analysis of companies and the structuring of portfolios.

Over $52 million has been donated to charities by GAMCO, including through our SDCC program, since our initial public offering (“IPO”) in February 1999.

On August 6, 2019, our Board of Directors authorized an additional $0.20 per share charitable contribution for registered holders of record as of November 15, 2019.

Assets Under Management

AUM was $36.9 billion as of June 30, 2019, a decrease of $3.8 billion, or 9.3%, from the June 30, 2018 AUM of $40.7 billion.  The second quarter 2019 activity consisted of $0.9 billion of market appreciation, net cash outflows of $1.1 billion and recurring distributions, net of reinvestments, from open-end and closed-end funds of $139 million.  Average total AUM was $37.0 billion in the second quarter of 2019 quarter versus $40.6 billion in the second quarter of 2018, a decrease of 8.9%.

In addition to management fees, we earn incentive fees from certain institutional client assets, certain assets attributable to preferred issues of our closed-end funds, two closed-end funds, and one SICAV.  As of June 30, 2019, AUM with incentive based fees were $1.8 billion, $0.7 billion less than the $2.5 billion of AUM with incentive fees on June 30, 2018.

Roll-forward of AUM (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Equities:
Open-end Funds
Beginning of period assets	$11,452	$12,964	$10,589	$13,747
Market appreciation (depreciation)	293	331	1,483	23
Net flows	(720)	(381)	(1,039)	(847)
Fund distributions, net of reinvestment	(9)	(8)	(17)	(17)
End of period assets	$11,016	$12,906	$11,016	$12,906

Closed-end Funds
Beginning of period assets	$7,550	$7,768	$6,959	$8,053
Market appreciation (depreciation)	165	201	890	17
Net flows	61	(49)	55	(38)
Fund distributions, net of reinvestment	(130)	(142)	(258)	(254)
End of period assets	$7,646	$7,778	$7,646	$7,778

Institutional & PWM
Beginning of period assets	$15,243	$17,643	$14,078	$18,852
Market appreciation (depreciation)	387	339	2,190	(123)
Net flows	(298)	(541)	(936)	(1,288)
End of period assets (a)	$15,332	$17,441	$15,332	$17,441

SICAV
Beginning of period assets	$522	$527	$507	$510
Market appreciation (depreciation)	4	(11)	12	(15)
Net flows	12	43	19	64
End of period assets	$538	$559	$538	$559

Total Equities
Beginning of period assets	$34,767	$38,902	$32,133	$41,162
Market appreciation (depreciation)	849	860	4,575	(98)
Net flows	(945)	(928)	(1,901)	(2,109)
Fund distributions, net of reinvestment	(139)	(150)	(275)	(271)
End of period assets	$34,532	$38,684	$34,532	$38,684

(a) Includes $252 and $311 of 100% U.S. Treasury Fund AUM at June 30, 2019 and 2018, respectively.

Roll-forward of AUM (in millions) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed Income:
100% U.S. Treasury fund
Beginning of period assets	$2,487	$1,922	$2,195	$1,870
Market appreciation (depreciation)	14	8	28	15
Net flows	(126)	31	152	76
End of period assets	$2,375	$1,961	$2,375	$1,961

Institutional & PWM
Beginning of period assets	$19	$30	$26	$31
Market appreciation (depreciation)	(2)	-	(2)	-
Net flows	-	(4)	(7)	(5)
End of period assets	$17	$26	$17	$26

Total Fixed Income
Beginning of period assets	$2,506	$1,952	$2,221	$1,901
Market appreciation (depreciation)	12	8	26	15
Net flows	(126)	27	145	71
End of period assets	$2,392	$1,987	$2,392	$1,987

Total AUM
Beginning of period assets	$37,273	$40,854	$34,354	$43,063
Market appreciation (depreciation)	861	868	4,601	(83)
Net flows	(1,071)	(901)	(1,756)	(2,038)
Fund distributions, net of reinvestment	(139)	(150)	(275)	(271)
End of period assets	$36,924	$40,671	$36,924	$40,671

RESULTS OF OPERATIONS

The following table (in thousands, except per share data) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Income contained in our condensed consolidated financial statements and should be read in conjunction with those statements included in Part I, Item 1 of this Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Investment advisory and incentive fees	$67,990	$77,334	$133,878	$154,682
Distribution fees and other income	8,417	9,859	16,865	20,008
Total revenues	76,407	87,193	150,743	174,690
Expenses
Compensation	30,216	28,952	60,563	54,902
Management fee	4,709	1,482	6,158	6,116
Distribution costs	8,605	9,852	17,275	20,056
Other operating expenses	6,117	5,534	11,374	10,987
Total expenses	49,647	45,820	95,370	92,061
Operating income	26,760	41,373	55,373	82,629
Non-operating income / (loss)
Gain / (loss) from investments, net	5,264	1,409	3,369	(3,938)
Interest and dividend income	715	526	1,439	1,018
Interest expense	(655)	(922)	(1,310)	(2,122)
Total non-operating income / (loss)	5,324	1,013	3,498	(5,042)
Income before income taxes	32,084	42,386	58,871	77,587
Provision for income taxes	8,067	10,804	14,962	18,744
Net income	$24,017	$31,582	$43,909	$58,843

Earnings per share:
Basic	$0.88	$1.10	$1.57	$2.04
Diluted	$0.88	$1.10	$1.57	$2.04

Three Months Ended June 30, 2019 Compared To Three Months Ended June 30, 2018

Overview

Net income for the second quarter of 2019 was $24.0 million, or $0.88 per fully diluted share, versus $31.6 million, or $1.10 per fully diluted share, in the second quarter of 2018.  The quarter to quarter comparison was impacted by lower revenues and higher variable compensation partially offset by higher non-operating income.

Revenues

Investment advisory and incentive fees for the second quarter of 2019 were $68.0 million, 12.0% lower than the 2018 comparative figure of $77.3 million due to lower average AUM.  Open-end fund revenues for the second quarter of 2019 decreased by 13.4% to $27.9 million from $32.2 million in the second quarter of 2018.  Our closed-end fund revenues decreased 3.6% to $16.3 million in the second quarter 2019 from $16.9 million in the second quarter of 2018.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, declined $2.8 million to $22.2 million in the second quarter of 2019 from $25.0 million in the second quarter of 2018.  Incentive fees earned during the second quarter of 2019 and 2018 were $0.2 million and $1.7 million, respectively.  We recognize incentive fees only when the earning period for them is complete.  Revenues relating to the SICAV were $1.4 million in the second quarter of 2019 versus $1.5 million in the second quarter of 2018.

Open-end fund distribution fees and other income were $8.4 million for the second quarter 2019, a decrease of $1.5 million or 15.2% from $9.9 million in the second quarter of 2018, primarily due to lower average AUM in open-end equity funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $30.2 million in the second quarter of 2019, or 4.1% higher than prior year comparative compensation costs of $29.0 million.  The amortization of the deferred cash compensation agreements (“DCCAs”) resulted in a $10.4 million decrease in compensation costs year over year.  The Chief Executive Officer’s (“CEO”) waiver of his compensation for April 1, 2018 through June 30, 2018 reduced compensation by $14.2 million in the second quarter of 2018. The remainder of the quarter over quarter increase was comprised of a $0.2 million increase in stock compensation expense, a $3.4 million decrease in variable compensation expense and a $0.6 million increase in fixed compensation expense.

Management fee expense, which is wholly variable and based on pretax income, increased to $4.7 million in the second quarter of 2019 from $1.5 million in the second quarter of 2018.  Of this increase, $3.0 million resulted from the absence of a CEO waiver in the second quarter of 2019 versus a waiver that was in effect for the entire second quarter of 2018.  The DCCAs affected management fee expense, a component of the CEO’s DCCAs, in a fashion similar to the compensation expense, which resulted in a $0.5 million decrease in management fee expense in the second quarter of 2019 as compared with the second quarter of 2018.

Distribution costs were $8.6 million in the second quarter of 2019, a decrease of $1.3 million, or 13.1%, from $9.9 million in the second quarter of 2018.

Other operating expenses were $6.1 million in the second quarter of 2019, an increase of $0.6 million, or 10.9%, from $5.5 million in the second quarter of 2018.

Operating income for the second quarter of 2019 was $26.8 million, a decrease of $14.6 million, or 35.3%, from the $41.4 million in the second quarter of 2018.  Operating income, as a percentage of revenues, was 35.0% in the second quarter of 2019 as compared to 47.4% in the second quarter of 2018.

Non-operating income / (loss)

Total non-operating income was $5.3 million for the second quarter of 2019 versus income of $1.0 million in the second quarter of 2018.  Investment gains were $5.3 million in the second quarter of 2019 versus $1.4 million in the second quarter of 2018.  Interest and dividend income increased to $0.7 million in the second quarter of 2019 from $0.5 million in the second quarter of 2018.  Interest expense was $0.7 million in the second quarter of 2019 versus $0.9 million in the second quarter of 2018.

The effective tax rates (“ETR”) for the three months ended June 30, 2019 and 2018 were 25.1% and 25.5%, respectively.

Six Months Ended June 30, 2019 Compared To Six Months Ended June 30, 2018

Overview

Net income for the first six months of 2019 was $43.9 million, or $1.57 per fully diluted share, versus $58.8 million, or $2.04 per fully diluted share, in the prior year’s comparative period.  The period to period comparison was impacted by lower revenues and higher variable compensation partially offset by higher non-operating income.

Revenues

Investment advisory and incentive fees for the six months ended June 30, 2019 were $133.9 million, 13.4% lower than the 2018 comparative figure of $154.7 million due to lower average AUM.  Open-end fund revenues decreased by 14.3% to $55.8 million in the first half of 2019 from $65.1 million in the first half of 2018.  Our closed-end fund revenues decreased 5.9% to $32.1 million in the first six months of 2019 from $34.1 million in the comparative 2018 period.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, declined $8.1 million to $42.9 million in the first half of 2019 from $51.0 million in the first half of 2018.  Incentive fees earned during the first six months of 2019 and 2018 were $0.4 million and $1.7 million, respectively.  We recognize incentive fees only when the earning period for them is complete.  Revenues relating to the SICAV were $2.7 million in the first six months of 2019 versus $2.8 million in the first six months of 2018.

Open-end fund distribution fees and other income were $16.9 million for the first half of 2019, a decrease of $3.1 million, or 15.5%, from $20.0 million in the prior year comparative period, primarily due to lower average AUM in open-end equity funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $60.6 million in the first half of 2019, or 10.4% higher than the prior year comparative compensation costs of $54.9 million.  The amortization of the DCCAs resulted in a $2.7 million increase in compensation costs year over year.  The CEO’s waiver of his compensation for January 1, 2019 through March 31, 2019 and March 1, 2018 through June 30, 2018 reduced compensation by $12.2 million and $19.1 million in the first half of 2019 and 2018, respectively. The remainder of the period over period increase was comprised of a $0.6 million increase in stock compensation expense, a $6.2 million decrease in variable compensation expense and a $1.7 million increase in fixed compensation expense.

Management fee expense, which is wholly variable and based on pretax income, increased to $6.2 million in the first six months of 2019 from $6.1 million in the comparative 2018 period.  Of this increase, $3.0 million resulted from the absence of a CEO waiver in the second quarter of 2019 versus a waiver that was in effect for the entire second quarter of 2018.  The DCCAs affected management fee expense, a component of the CEO’s DCCAs, in a fashion similar to the compensation expense, which resulted in a $1.8 million decrease in management fee expense in the first half of 2019 as compared with the first half of 2018.

Distribution costs were $17.3 million in the first half of 2019, a decrease of $2.8 million, or 13.9%, from $20.1 million in the prior year’s comparative period.

Other operating expenses were $11.4 million in the first six months of 2019, an increase of $0.4 million, or 3.6%, from $11.0 million in the first six months of 2018.

Operating income for the first six months of 2019 was $55.4 million, a decrease of $27.2 million, or 32.9%, from the $82.6 million in the first six months of 2018.  Operating income, as a percentage of revenues, was 36.7% in the first six months of 2019 as compared to 47.3% in the comparative 2018 period.

Non-operating income / (loss)

Total non-operating income was $3.5 million for the first six months of 2019 versus a loss of $5.0 million in the prior year’s comparative period.  Investment gains were $3.4 million in the six months ending June 30, 2019 versus losses of $3.9 million in the 2018 period.  Interest and dividend income increased to $1.4 million from $1.0 million in the comparative 2018 period.  Interest expense was $1.3 million in the first six months of 2019 versus $2.1 million in the first six months of 2018.

The ETRs for the six months ended June 30, 2019 and 2018 were 25.4% and 24.2%, respectively.

DEFERRED COMPENSATION

As previously disclosed, the Company has deferred, through DCCAs, the cash compensation of the CEO relating to all of 2016 (“2016 DCCA”), the first half of 2017 (“First Half 2017 DCCA”), and the fourth quarter of 2017 (“Fourth Quarter 2017 DCCA”) to provide the Company with flexibility to pay down debt and enhance our ability to execute lift-outs, make acquisitions, and seed new products.  We have made substantial progress toward this objective, having reduced our debt since the November 2015 spin-off of Associated Capital Group, Inc., resulting in Standard & Poor’s July 2018 reaffirmation of our investment grade rating of BBB- and stable outlook.

Notwithstanding its ability to settle these agreements in stock, GAMCO currently intends to make a cash payment to the CEO on each respective vesting date.  While the agreements did not change the original calculation of the CEO’s compensation, our reporting under U.S. generally accepted accounting principles (“GAAP”) for his compensation did change due to the ratable vesting.

The DCCAs defer the CEO’s compensation expense by amortizing it over each DCCA’s respective vesting period.  The CEO is not entitled to receive the compensation until the end of each respective vesting period, so U.S. GAAP specifies this treatment of the expense.  The 2016 DCCA is expensed ratably over 4 years, the First Half 2017 DCCA was expensed ratably over 18 months, and the Fourth Quarter 2017 DCCA was expensed ratably over 18 months.

Because the U.S. GAAP reporting of the DCCAs granted to the CEO tracks vesting, compensation expense and management fee expense in the year of grant is lower than compensation expense and management fee expense in future periods to the extent that future periods contain the vesting of the prior year’s DCCA compensation in addition to normal non-deferred compensation for such future period.  In 2016, the full amount of the compensation was deferred, and expense was recorded for the 25% vesting in that year.  In the first six months of 2017, the ratable vesting continued for the 2016 compensation, and the new First Half 2017 DCCA grant resulted in compensation for the first six months of 2017 being deferred and expense being recorded for 33% vesting in that period.  The CEO’s third quarter 2017 compensation was not deferred so 100% of the CEO’s compensation for that period was recorded together with the ratable portions of the vesting of the 2016 DCCA and the First Half 2017 DCCA.  This results in a compounding effect in periods when non-deferred current period compensation is incurred and prior period deferred compensation is ratably vested.  On May 23, 2018, the CEO irrevocably waived receipt of $6.0 million of the First Half 2017 DCCA, and a commensurate reduction in compensation expense was recognized.  Accordingly, this vesting schedule resulted in a $10.4 million decrease in compensation expense in the second quarter 2019 versus the comparable 2018 period’s compensation expense as well as a $0.5 million decrease in management fee expense in the second quarter 2019 versus the comparable 2018 period’s management fee expense.

On July 2, 2018, the First Half 2017 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $28.3 million was made to the CEO.  On April 1, 2019, the Fourth Quarter 2017 DCCA vested in accordance with the terms of the agreement, and a cash payment in the amount of $11.0 million was made to the CEO.

The following tables show the amortization and earnings per share (“EPS”) impact of the DCCAs by quarter (in thousands, except per share data):

Amortization by quarter (increase / (decrease)) (a):			EPS impact by quarter:
	2018	2019		2018	2019
Q1	$979	$12,615	Q1	$(0.03)	$(0.33)
Q2	11,232	427	Q2	(0.29)	(0.01)
Q3	183	2,773	Q3	-	(0.07)
Q4	(8,764)	2,773	Q4	0.23	(0.07)
Year	$3,630	$18,588	Year	$(0.09)	$(0.48)

(a) The amortization amount of future periods assumes that the stock price of GBL of $19.17 is unchanged from June 30, 2019.  For every $1.00 change in the GBL stock price, up to a GBL stock price of $32.8187, the 2016 DCCA would increase by $2,315.

The balance sheets, based on U.S. GAAP, are also impacted as only the vested portion of the compensation subject to the DCCAs is included in compensation payable.  At June 30, 2019, the amount of unrecognized compensation was $5.5 million.

The following tables (in thousands, except per share data) show a reconciliation of our results for the three months and six months ended June 30, 2019 and 2018 and our balance sheet at June 30, 2019 between the U.S. GAAP basis and a non-GAAP adjusted basis (“as adjusted”) as if all of the 2016 DCCA was recognized in 2016, and the First Half 2017 DCCA and the Fourth Quarter 2017 DCCA expense was recognized in 2017 without regard to the vesting schedule.  We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.  These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing results with prior period results, and to enable more appropriate comparisons with industry peers.  However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income, U.S. GAAP basis	$24,017	$31,582	$43,909	$58,843
Impact of 2016 DCCA on expenses and taxes:
Compensation costs	(758)	5,355	7,426	2,339
Management fee expense	1,030	1,030	2,060	2,060
Provision for income taxes	(65)	(1,596)	(2,276)	(1,099)
Total impact of 2016 DCCA	207	4,789	7,210	3,300
Impact of First Half 2017 DCCA on expenses and taxes:
Compensation costs	-	2,107	-	1,894
Management fee expense	-	33	-	1,401
Provision for income taxes	-	(535)	-	(824)
Total impact of First Half 2017 DCCA	-	1,605	-	2,471
Impact of Fourth Quarter 2017 DCCA on expenses and taxes:
Compensation costs	155	2,289	3,138	3,680
Management fee expense	-	419	419	838
Provision for income taxes	(37)	(677)	(853)	(1,130)
Total impact of Fourth Quarter 2017 DCCA	118	2,031	2,704	3,388
Total impact of DCCAs on expense and taxes	325	8,425	9,914	9,159
Net income, as adjusted	$24,342	$40,007	$53,823	$68,002

Per share (basic):
Net income, U.S. GAAP basis	$0.88	$1.10	$1.57	$2.04
Impact of DCCAs	0.01	0.29	0.36	0.31
Net income, as adjusted	$0.89	$1.39	$1.93	$2.35
Per fully diluted share:
Net income, U.S. GAAP basis	$0.88	$1.10	$1.57	$2.04
Impact of DCCAs	0.01	0.29	0.35	0.31
Net income, as adjusted	$0.89	$1.39	$1.92	$2.35

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	June 30, 2019
	Reported GAAP	Impact of 2016 DCCA	Non-GAAP
ASSETS
Cash and cash equivalents	$52,008	$-	$52,008
Investments in securities	36,811	-	36,811
Receivable from brokers	4,188	-	4,188
Investment advisory fees receivable	22,865	-	22,865
Receivable from affiliates	4,019	-	4,019
Goodwill and identifiable intangible assets	3,765	-	3,765
Deferred tax asset and income tax receivable	18,250	1,331	19,581
Other assets	8,450	-	8,450
Total assets	$150,356	$1,331	$151,687

LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to brokers	99	-	99
Income taxes payable and deferred tax liabilities	1,935	-	1,935
Lease liability obligations	5,825	-	5,825
Compensation payable	65,335	5,547	70,882
Payable to affiliates	434	-	434
Accrued expenses and other liabilities	29,930	-	29,930
Sub-total	103,558	5,547	109,105
5.875% Senior notes (due June 1, 2021)	24,180	-	24,180
Total liabilities	127,738	5,547	133,285

Stockholders' equity
Class A Common Stock	14	-	14
Class B Common Stock	19	-	19
Additional paid-in capital	15,347	-	15,347
Retained earnings	325,605	(4,216)	321,389
Accumulated other comprehensive income	(243)	-	(243)
Treasury stock, at cost	(318,124)	-	(318,124)
Total stockholders' equity	22,618	(4,216)	18,402
Total liabilities and stockholders' equity	$150,356	$1,331	$151,687

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments and securities held for investment purposes.  Cash and cash equivalents are comprised primarily of 100% U.S. Treasury money market funds managed by GAMCO.

Summary cash flow data for the first six months of 2019 and 2018 was as follows (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Cash flows provided by/(used in) operations :
Operating activities	$48,210	$85,844
Investing activities	(4,816)	-
Financing activities	(32,589)	(62,087)
Net increase in cash and cash equivalents from activities	10,805	23,757
Effect of exchange rates on cash and cash equivalents	1	(90)
Net increase in cash and cash equivalents	10,806	23,667
Cash and cash equivalents, beginning of period	41,202	17,821
Cash and cash equivalents, end of period	$52,008	$41,488

Cash and liquidity requirements have historically been met through cash generated by operating income and our borrowing capacity.  We filed a “shelf” registration statement with the Securities and Exchange Commission (“SEC”) that was declared effective in April 2018.  The shelf provides us opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $500 million.  The shelf is available through April 2021, at which time it may be renewed.

On February 23, 2018, the Company announced that its CEO elected to waive all of his compensation that he would otherwise have been entitled to for the period from March 1, 2018 through December 31, 2018.  On December 26, 2018, the Company announced that the CEO elected to continue to waive all of his compensation that he would otherwise have been entitled to for the period from January 1, 2019 to March 31, 2019.  As a result of this waiver, there was $17.2 million of compensation and management fee waived by the CEO for the three months ended June 30, 2018.  There was $13.9 million and $23.8 million of compensation and management fee waived by the CEO for the six months ended June 30, 2019 and 2018, respectively.  Additionally, on May 23, 2018, the CEO irrevocably waived receipt of $6.0 million of the First Half 2017 DCCA, and a commensurate reduction in compensation expense was recognized in the three months ended June 30, 2018.  On July 2, 2018, the First Half 2017 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $28.3 million was made to the CEO.  On April 1, 2019, the Fourth Quarter 2017 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $11.0 million was made to the CEO.

At June 30, 2019, we had total unrestricted cash and cash equivalents of $52.0 million, an increase of $10.8 million from December 31, 2018 primarily due to the Company’s operating activities described below.  Total debt outstanding at June 30, 2019 was $24.2 million, which consisted of 5.875% senior notes due 2021.

For the six months ended June 30, 2019, net cash provided by operating activities was $48.2 million, a decrease of $37.6 million from net cash provided in the prior year’s comparative period of $85.8 million.  Cash was provided through an increase in deferred income taxes of $3.4 million, an increase of $0.6 million in stock based compensation expense, and $2.2 million from all other sources.  Reducing cash was a decrease in net income of $14.9 million, a decrease in compensation payable of $9.8 million, an increase in investment advisory fees receivable of $7.4 million, an increase in short-term investments in securities of $5.3 million, a decrease in income taxes payable and deferred tax liabilities of $4.0 million, an increase in income tax receivable and deferred tax assets of $1.7 million, and a decrease in payables to affiliates of $0.7 million.  Net cash used in investing activities in the first six months of 2019 was $4.8 million, including $5.1 million in purchases of securities held for investment purposes offset by $0.3 million in proceeds from sales of securities held for investment purposes.  Net cash used in financing activities in the first six months of 2019 was $32.6 million, including $30.8 million paid for the purchase of treasury stock, $1.7 million paid in dividends, and $0.1 million for the repayment of the principal portion of the capital lease.

For the six months ended June 30, 2018, net cash provided by operating activities was $85.8 million and net cash used in financing activities was $62.1 million.  There was no cash provided by or used in investing activities for the first six months of 2018.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus anticipated cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We believe we have no immediate material commitments for capital expenditures.

We have one broker-dealer subsidiary, G.distributors, which is subject to certain net capital requirements.  G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended.  The requirement was $250,000 for the broker-dealer at June 30, 2019.  At June 30, 2019, G.distributors had net capital, as defined, of approximately $3.8 million, exceeding the regulatory requirement by approximately $3.6 million.  Net capital requirements for our affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods presented.  Actual results could differ significantly from those estimates.  See Note A in Part II, Item 8, Financial Statements and Supplementary Data, and the Company’s Critical Accounting Policies in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in GAMCO’s 2018 annual report on Form 10-K filed with the SEC on March 11, 2019 for details on Critical Accounting Policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, GAMCO is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as a financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At June 30, 2019, we had equity investments of $36.8 million.  We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  The equity securities investment portfolio is at fair value and will move in line with the equity markets.  The equity securities investment portfolio changes are recorded as net gain / (loss) from investments in the Condensed Consolidated Statements of Income included in Part I, Item 1 of this Form 10-Q.

Market Risk

Our primary market risk exposure is to changes in equity prices and interest rates.  Since approximately 95% of our AUM are equities, our financial results are subject to equity market risk, as revenues from our investment management services are sensitive to stock market dynamics.  In addition, returns from our proprietary investment portfolios are exposed to interest rate and equity market risk.

The Company’s Chief Investment Officer oversees the proprietary investment portfolios and allocations of proprietary capital among the various strategies.  The Chief Investment Officer and the Company’s Board of Directors review the proprietary investment portfolios throughout the year.  Additionally, the Company monitors its proprietary investment portfolios to ensure that they are in compliance with the Company’s guidelines.

Equity Price Risk

The Company earns substantially all of its revenue as advisory and distribution fees from affiliated open-end and closed-end funds and Institutional & PWM assets.  Such fees represent a percentage of AUM, and the majority of these assets are in equity investments.  Accordingly, since revenues are proportionate to the value of those investments, a substantial increase or decrease in equity markets overall will have a corresponding effect on the Company's revenues.

Related to our proprietary investment activities, we had investments in securities of $36.8 million at June 30, 2019, which included investments in common stocks of $35.6 million, investments in open-end funds of $0.7 million, and investments in closed-end funds of $0.5 million, and at December 31, 2018, we had investments in securities of $33.8 million, which included investments in common stocks of $32.4 million and investments in closed-end funds of $1.3 million.  Of the $35.6 million and $32.4 million invested in common stocks at June 30, 2019 and December 31, 2018, respectively, $20.7 million and $18.8 million, respectively, was related to our investment in Westwood Holdings Group Inc. (NYSE: WHG).  Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At June 30, 2019 and December 31, 2018, there were no securities sold, not yet purchased.

The following table provides a sensitivity analysis for our investments in equity securities as of June 30, 2019 and December 31, 2018 (in thousands).  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments:

(unaudited)	Fair Value	Fair Value assuming 10% decrease in equity prices	Fair Value assuming 10% increase in equity prices
At June 30, 2019:
Equity price sensitive investments, at fair value	$36,811	$33,130	$40,492
At December 31, 2018:
Equity price sensitive investments, at fair value	$33,789	$30,410	$37,168

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on the June 30, 2019 cash and cash equivalents balance of $52.0 million, a 1% increase in interest rates would increase our interest income by $0.5 million annually, while a 1% decrease would reduce our interest income by $0.5 million annually.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure.  Our CEO and PFO participated in this evaluation and concluded that, as of the date of June 30, 2019, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting as defined by Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II:  Other Information

Item 1.  Legal Proceedings

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements in Part I, Item I of this Form 10-Q include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at June 30, 2019.  See also Note 10, Commitments and Contingencies, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2018. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 11, 2019, which is accessible on the SEC’s website at sec.gov and the Company’s website at gabelli.com.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Stock of GBL during the three months ended June 30, 2019:
Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share, net of Commissions	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
4/01/19 - 4/30/19	1,242,243	$21.00	1,242,243	708,972
5/01/19 - 5/31/19	42,853	19.03	42,853	666,119
6/01/19 - 6/30/19	75,065	18.27	75,065	591,054
Totals	1,360,161	$20.79	1,360,161

In May 2019, our Board of Directors increased the buyback authorization by 1,212,759 shares of our Class A Stock.  Our stock repurchase program is not subject to an expiration date.

Item 6.  Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of PFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of PFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina
Name: Kieran Caterina
Title: Principal Financial Officer

Date: August 7, 2019