Form 10-Q
period 2019-09-30
GAMCO INVESTORS, INC. ET AL
filed 2019-11-08
CIK 1060349

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File No. 001-14761

GAMCO INVESTORS, INC. (Exact name of Registrant as specified in its charter)

Delaware	13-4007862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

191 Mason Street, Greenwich, CT 06830 One Corporate Center, Rye, NY 10580	(203) 629-2726
(Address of principle executive offices)(Zip Code)	Registrant’s telephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	GBL	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer □	Accelerated filer ⌧
Non-accelerated filer □	Smaller reporting company ⌧	Emerging growth company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class		Outstanding at October 31, 2019
Class A Common Stock, $0.001 par value	(Including 661,950 restricted stock awards)	8,466,852
Class B Common Stock, $0.001 par value		19,024,117

GAMCO INVESTORS, INC. AND SUBSIDIARIES

* Items other than those listed above have been omitted because they are not applicable.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(in thousands, except per share data)

	September 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$86,179	$41,202
Investments in securities	32,322	33,789
Receivable from brokers	4,574	3,423
Investment advisory fees receivable	23,774	25,677
Receivable from affiliates	3,804	4,194
Goodwill and identifiable intangible assets	3,765	3,765
Deferred tax asset and income taxes receivable	17,305	15,001
Other assets	7,772	7,561
Total assets	$179,495	$134,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to brokers	$3	$112
Income taxes payable	2,314	2,388
Lease liability obligations	5,602	4,794
Compensation payable	79,841	60,408
Payable to affiliates	380	1,041
Accrued expenses and other liabilities	34,451	32,091
Sub-total	122,591	100,834
5.875% Senior Notes (net of issuance costs of $39 and $57, respectively) (due June 1, 2021) (Note 7)	24,186	24,168
Total liabilities	146,777	125,002

Commitments and contingencies (Note 10)	-	-

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 16,216,226 and 15,969,303 shares issued, respectively; 8,523,966 and 9,957,301 shares outstanding, respectively	14	14
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 24,000,000 shares issued; 19,024,117 and 19,024,240 shares outstanding, respectively	19	19
Additional paid-in capital	16,190	14,192
Retained earnings	338,680	282,928
Accumulated other comprehensive income	(271)	(240)
Treasury stock, at cost (7,692,260 and 6,012,002 shares, respectively)	(321,914)	(287,303)
Total stockholders' equity	32,718	9,610
Total liabilities and stockholders' equity	$179,495	$134,612

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Investment advisory and incentive fees	$67,015	$75,934	$200,893	$230,616
Distribution fees and other income	8,330	9,854	25,195	29,862
Total revenues	75,345	85,788	226,088	260,478
Expenses
Compensation	29,800	17,562	90,363	72,464
Management fee	2,144	1,449	8,302	7,565
Distribution costs	8,271	9,819	25,546	29,875
Other operating expenses	5,562	5,258	16,936	16,245
Total expenses	45,777	34,088	141,147	126,149

Operating income	29,568	51,700	84,941	134,329
Non-operating income / (loss)
Gain / (loss) from investments, net	(6,529)	(4,328)	(3,160)	(8,090)
Interest and dividend income	811	531	2,250	1,549
Interest expense	(652)	(759)	(1,962)	(2,881)
Shareholder-designated contribution	(4,500)	(708)	(4,500)	(884)
Total non-operating income / (loss)	(10,870)	(5,264)	(7,372)	(10,306)
Income before income taxes	18,698	46,436	77,569	124,023
Provision for income taxes	5,072	11,420	20,034	30,164
Net income	$13,626	$35,016	$57,535	$93,859

Earnings per share:
Basic	$0.50	$1.22	$2.08	$3.26
Diluted	$0.50	$1.22	$2.08	$3.26

Weighted average shares outstanding:
Basic	26,987	28,677	27,612	28,789
Diluted	27,093	28,739	27,676	28,824

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$13,626	$35,016	$57,535	$93,859
Other comprehensive income / (loss):
Foreign currency translation gain / (loss)	(28)	(13)	(31)	16
Total comprehensive income	$13,598	$35,003	$57,504	$93,875

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
(in thousands, except per share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2018	$33	$14,192	$282,928	$(240)	$(287,303)	$9,610
Net income	-	-	19,892	-	-	19,892
Adoption of ASU 2016-02	-	-	(106)	-	-	(106)
Foreign currency translation	-	-	-	20	-	20
Dividends declared ($0.02 per share)	-	-	(575)	-	-	(575)
Stock based compensation expense	-	577	-	-	-	577
Purchase of treasury stock	-	-	-	-	(2,547)	(2,547)
Balance at March 31, 2019	$33	$14,769	$302,139	$(220)	$(289,850)	$26,871
Net income	-	-	24,017	-	-	24,017
Foreign currency translation	-	-	-	(23)	-	(23)
Dividends declared ($0.02 per share)	-	-	(551)	-	-	(551)
Stock based compensation expense	-	578	-	-	-	578
Purchase of treasury stock	-	-	-	-	(28,274)	(28,274)
Balance at June 30, 2019	$33	$15,347	$325,605	$(243)	$(318,124)	$22,618
Net income	-	-	13,626	-	-	13,626
Foreign currency translation	-	-	-	(28)	-	(28)
Dividends declared ($0.02 per share)	-	-	(551)	-	-	(551)
Stock based compensation expense	-	843	-	-	-	843
Purchase of treasury stock	-	-	-	-	(3,790)	(3,790)
Balance at September 30, 2019	$33	$16,190	$338,680	$(271)	$(321,914)	$32,718

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2017	$33	$12,572	$155,939	$11,876	$(276,693)	$(96,273)
Net income	-	-	27,261	-	-	27,261
Reclassification pursuant to adoption of ASU 2016-01, net of tax	-	-	12,110	(12,110)	-	-
Foreign currency translation	-	-	-	89	-	89
Dividends declared ($0.02 per share)	-	-	(578)	-	-	(578)
Stock based compensation expense	-	187	-	-	-	187
Purchase of treasury stock	-	-	-	-	(3,309)	(3,309)
Balance at March 31, 2018	$33	$12,759	$194,732	$(145)	$(280,002)	$(72,623)
Net income	-	-	31,582	-	-	31,582
Foreign currency translation	-	-	-	(60)	-	(60)
Dividends declared ($0.02 per share)	-	-	(579)	-	-	(579)
Stock based compensation expense	-	354	-	-	-	354
Purchase of treasury stock	-	-	-	-	(3,543)	(3,543)
Balance at June 30, 2018	$33	$13,113	$225,735	$(205)	$(283,545)	$(44,869)
Net income	-	-	35,016	-	-	35,016
Foreign currency translation	-	-	-	(13)	-	(13)
Dividends declared ($0.02 per share)	-	-	(580)	-	-	(580)
Stock based compensation expense	-	501	-	-	-	501
Purchase of treasury stock	-	-	-	-	(2,245)	(2,245)
Balance at September 30, 2018	$33	$13,614	$260,171	$(218)	$(285,790)	$(12,190)

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$57,535	$93,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	958	443
Accretion of discounts and amortization of premiums	3	-
Stock based compensation expense	1,998	1,042
Deferred income taxes	(3,085)	1,660
Foreign currency translation gain / (loss)	(31)	16
Cost basis of donated securities	2,601	304
Unrealized loss on securities	5,947	-
Net realized loss on securities	6	-
(Increase) decrease in assets:
Investments in securities	(2,276)	6,783
Receivable from brokers	(1,151)	(1,076)
Investment advisory fees receivable	1,903	13,702
Receivable from affiliates	387	1,196
Deferred tax asset and income taxes receivable	(2,304)	4,083
Other assets	(1,265)	1,008
Increase (decrease) in liabilities:
Payable to brokers	(110)	(811)
Income taxes payable	3,012	(1,232)
Compensation payable	19,436	(12,520)
Payable to affiliates	(661)	(715)
Accrued expenses and other liabilities	3,845	(601)
Total adjustments	29,213	13,282
Net cash provided by operating activities	86,748	107,141
Cash flows from investing activities:
Purchases of securities	(5,078)	-
Proceeds from sales of securities	252	-
Return of capital on securities	12	-
Net cash used in investing activities	(4,814)	-
Cash flows from financing activities:
Dividends paid	(2,221)	(2,328)
Purchase of treasury stock	(34,611)	(9,097)
Repayment of principal portion of lease liability	(132)	-
Repurchase of AC 4% PIK Note	-	(50,000)
Repayment of AC 1.6% Note	-	(15,000)
Margin loan borrowings	-	11,000
Margin loan payments	-	(25,115)
Net cash used in financing activities	(36,964)	(90,540)
Effect of exchange rates on cash and cash equivalents	7	(88)
Net increase in cash and cash equivalents	44,977	16,513
Cash and cash equivalents, beginning of period	41,202	17,821
Cash and cash equivalents, end of period	$86,179	$34,334
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,551	$2,695
Cash paid for taxes	$20,000	$24,571
Supplemental disclosure of non-cash activity:
For the nine months ended September 30, 2019 and September 30, 2018, the Company accrued dividends on restricted stock awards of $27 and $12, respectively.

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

1.  Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of GAMCO included herein have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the U.S. for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of GAMCO for the interim periods presented and are not necessarily indicative of a full year’s results.

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

2.  Revenue Recognition

The revenue streams in the discussion below include those that are within the scope of ASU 2014-09, Revenue From Contracts With Customers (Topic 606) (“ASU 2014-09”).  In all cases for all revenue streams discussed below, the revenue generated is from a single transaction price and there is no need to allocate the amounts across more than a single revenue stream.  The customer for all revenues derived from open-end and closed-end funds described in detail below has been determined to be each fund itself and not the ultimate underlying investor in each fund.

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

Revenue Disaggregated

The following table presents our revenue disaggregated by account type (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Investment advisory and incentive fees:
Open-end funds	$26,263	$31,481	$80,215	$94,326
Closed-end funds	16,475	17,337	48,555	51,389
Sub-advisory accounts	843	1,189	2,677	3,430
Institutional & PWM	21,500	24,276	64,421	75,391
SICAV	1,485	1,471	4,218	4,223
Performance-based	449	180	807	207
Conditional	-	-	-	1,650
Distribution fees and other income	8,330	9,854	25,195	29,862
Total revenues	$75,345	$85,788	$226,088	$260,478

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

Investments in securities at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019		December 31, 2018
	Cost	Estimated Market Value	Cost	Estimated Market Value
Securities carried at FVTNI:
Common stocks	$41,356	$29,270	$38,865	$32,414
Foreign government obligations	1,895	1,877	-	-
Open-end funds	753	675	44	38
Closed-end funds	489	500	1,414	1,337
Total securities carried at FVTNI	$44,493	$32,322	$40,323	$33,789

There were no securities sold, not yet purchased at September 30, 2019 and December 31, 2018.

Investments in U.S. Treasury bills and notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at the time of purchase are classified as cash equivalents.   Securities carried at FVTNI at September 30, 2019 and December 31, 2018 are stated at fair value with any unrealized gains or losses reported in each respective period’s earnings.

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

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2019 and December 31, 2018 (in thousands):

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2019
Cash equivalents	$85,699	$-	$-	$85,699
Investments in securities:
Common stocks	29,270	-	-	29,270
Foreign government obligations	1,877	-	-	1,877
Open-end funds	675	-	-	675
Closed-end funds	500	-	-	500
Total investments in securities	32,322	-	-	32,322
Total assets at fair value	$118,021	$-	$-	$118,021

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
Cash equivalents	$40,905	$-	$-	$40,905
Investments in securities:
Common stocks	32,414	-	-	32,414
Open-end funds	38	-	-	38
Closed-end funds	1,337	-	-	1,337
Total investments in securities	33,789	-	-	33,789
Total assets at fair value	$74,694	$-	$-	$74,694

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

5. Income Taxes

The effective tax rate (“ETR”) for the three months ended September 30, 2019 and 2018 was 27.1% and 24.6%, respectively. The ETR for the nine months ended September 30, 2019 and 2018 was 25.8% and 24.3%, respectively.  The ETR for the first nine months of 2019 included an accrual of $1.5 million related to an adjustment in an uncertain tax position.  The ETR absent this accrual was 23.9%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic:
Net income	$13,626	$35,016	$57,535	$93,859
Weighted average shares outstanding	26,987	28,677	27,612	28,789

Basic net income per share	$0.50	$1.22	$2.08	$3.26

Diluted:
Net income	$13,626	$35,016	$57,535	$93,859

Weighted average share outstanding	26,987	28,677	27,612	28,789
Restricted stock awards	106	62	64	35
Total	27,093	28,739	27,676	28,824

Diluted net income per share	$0.50	$1.22	$2.08	$3.26

7. Debt

AC 4% PIK Note

In connection with the spin-off of Associated Capital Group, Inc. (“AC”) on November 30, 2015, the Company issued a $250 million promissory note (the “AC 4% PIK Note”) payable to AC, which bore interest at 4.0% per annum.  The original principal amount had a maturity date of November 30, 2020.  During the three months and nine months ended September 30, 2018, the Company prepaid $20 million and $50 million, respectively, of principal of the AC 4% PIK Note.  The AC 4% PIK Note was fully repaid on August 28, 2018 without penalty.

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

At September 30, 2019 and December 31, 2018, the Senior Notes were recorded at face value, net of amortized issuance costs, as follows (in thousands) on the Condensed Consolidated Statements of Financial Position:

	September 30, 2019		December 31, 2018
	Carrying	Fair Value	Carrying	Fair Value
	Value	Level 2	Value	Level 2
5.875% Senior Notes	$24,186	$24,653	$24,168	$23,061
Total	$24,186	$24,653	$24,168	$23,061

The Company has not elected the fair value option for its debt, and, therefore, the provisions of ASU 2016-01 (adopted by the Company on January 1, 2018) related to instrument-specific credit risk are not applicable.

8. Stockholders’ Equity

Shares outstanding were 27.5 million and 29.0 million on September 30, 2019 and December 31, 2018, respectively.

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

As of September 30, 2019 and December 31, 2018, there were 674,450 and 427,650, respectively, of these RSAs outstanding with weighted average grant prices per RSA of $22.67 and $24.93, respectively.  All grants of the RSAs were recommended by the Company’s Chairman and CEO, who did not request or receive any RSAs, and approved by the Compensation Committee.  This expense, net of estimated forfeitures, is recognized over the vesting period for these awards, which is 30% over three years from the date of grant and 70% over five years from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

During the nine months ended September 30, 2018, the Company reduced previously recorded tax benefits relating to RSA expense by $0.1 million on RSAs that vested.  There were no RSAs that vested during the nine months ended September 30, 2019 or the three months ended September 30, 2019 and September 30, 2018.

For the three months ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense of $0.8 million and $0.5 million, respectively.  For the nine months ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense of $2.0 million and $1.0 million, respectively.

The total compensation costs related to non-vested RSAs not yet recognized was approximately $10.5 million as of September 30, 2019.

On July 2, 2018, the deferred cash compensation agreement (“DCCA”) with the CEO covering compensation from the first half of 2017 vested in accordance with the terms of the agreement and a cash payment in the amount of $28.3 million was made to the CEO.  This payment was after a waiver of $6.0 million by the CEO and a reduction of $2.6 million resulting from the DCCA being indexed to the GBL stock price and utilizing the lesser of the volume weighted average price (“VWAP”) on the vesting date ($27.1837) versus the VWAP over the first half of 2017 ($29.6596).  On April 1, 2019, the DCCA with the CEO covering compensation from the fourth quarter of 2017 vested in accordance with the terms of the agreement and a cash payment in the amount of $11.0 million was made to the CEO.  This payment was reduced by $4.5 million resulting from the DCCA being indexed to the GBL stock price and utilizing the lesser of the VWAP on the vesting date ($20.7916) versus the VWAP over the fourth quarter of 2017 ($29.1875).

Stock Repurchase Program

In March 1999, the Board of Directors established a stock repurchase program (the “Stock Repurchase Program”) to grant management the authority to repurchase shares of Class A Stock.  In May 2019, the Board of Directors increased the buyback authorization by 1,212,759 shares of Class A Stock.

On April 16, 2019 and September 16, 2019, GAMCO repurchased 1.2 million and 70 thousand shares, respectively, of Class A Stock at $21.00 and $20.07 per share, respectively, in private transactions.  For the three months ended September 30, 2019, outside of the private transaction, the Company repurchased 123,743 shares at an average price per share of $19.26.  For the nine months ended September 30, 2019, outside of the private transactions, the Company repurchased 397,499 shares at an average price per share of $19.46.  At September 30, 2019, the total shares available under the Stock Repurchase Program to be repurchased in the future were 397,311.  The Stock Repurchase Program is not subject to an expiration date.

Dividends

During the three months ended September 30, 2019 and 2018, the Company declared dividends of $0.02 per share to shareholders of Class A Stock and Class B Stock.  During the nine months ended September 30, 2019 and 2018, the Company declared dividends of $0.06 per share to shareholders of Class A Stock and Class B Stock.

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

9. Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed.  At September 30, 2019 and December 31, 2018, there was goodwill of $0.2 million maintained on the Condensed Consolidated Statements of Financial Condition related to G.distributors.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million at September 30, 2019 and December 31, 2018.  This investment advisory agreement is next up for renewal in February 2020.  As a result of becoming the advisor to the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million at September 30, 2019 and December 31, 2018.  The investment advisory agreements for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. are next up for renewal in August 2020.  Each of these investment advisory agreements are subject to annual renewal by the respective fund’s board of directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.

The Company assesses the recoverability of goodwill and intangible assets at least annually, or more often should events warrant.  There were no indicators of impairment for the three months or nine months ended September 30, 2019 or 2018 and, as such, there was no impairment analysis performed or charge recorded for such periods.

10. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at September 30, 2019.

Leases

On December 5, 1997, the Company entered into a fifteen year lease, expiring on April 30, 2014, of office space from an entity controlled by members of the Chairman's family.  On June 11, 2013, the Company modified and extended its lease with M4E, LLC, the Company’s landlord at 401 Theodore Fremd Ave, Rye, NY.  The lease term was extended to December 31, 2028 and the base rental remained at $18 per square foot, or $1.1 million, for 2014.  For each subsequent year through December 31, 2028, the base rental is determined by the change in the consumer price index for the New York Metropolitan Area for November of the immediate prior year with the base period as November 2008 for the New York Metropolitan Area.

This lease has been accounted for as a finance lease under FASB ASC Topic 842 (and prior to 2019, as a capital lease under FASB ASC Topic 840, Leases) as it transfers substantially all the benefits and risks of ownership to the Company.  The Company has recorded the leased property as an asset and a lease obligation for the present value of the obligation of the leased property.  The leased property is amortized on a straight-line basis from the date of the most recent extension to the end of the lease. The lease obligation is amortized over the same term using the interest method of accounting.  Finance lease improvements are amortized from the date of expenditure through the end of the lease term or the useful life, whichever is shorter, on a straight-line basis.  The lease provides that all operating expenses relating to the property (such as property taxes, utilities and maintenance) are to be paid by the lessee, GAMCO.  These are recognized as expenses in the periods in which they are incurred.  Accumulated amortization on the leased property at September 30, 2019 and December 31, 2018 was approximately $5.2 million and $5.1 million, respectively.

The Company also rents office space under operating leases which expire at various dates through May 31, 2024.

The following table summarizes the Company's leases for the periods presented (in thousands, except lease term and discount rate):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Finance lease cost - interest expense	$268	$270	$810	$815
Finance lease cost - amortization of right-of-use asset	67	62	200	185
Operating lease cost	172	-	551	-
Sublease income	(121)	(121)	(364)	(342)
Total lease cost	$386	$211	$1,197	$658

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance lease	$-	$38	$-	$109
Operating cash flows from operating leases	177	-	602	-
Financing cash flows from finance lease	46	-	132	-
Total cash paid for amounts included in the measurement of lease liabilities	$223	$38	$734	$109
Right-of-use assets obtained in exchange for new operating lease liabilities	-	n/a	1,431	n/a
Weighted average remaining lease term—finance lease (years)	9.3	10.3	9.3	10.3
Weighted average remaining lease term—operating leases (years)	2.8	n/a	2.8	n/a
Weighted average discount rate—finance lease	19.1%	19.1%	19.1%	19.1%
Weighted average discount rate—operating leases	5.0%	n/a	5.0%	n/a

The finance lease right-of-use asset, net of amortization, at September 30, 2019 and December 31, 2018 was $1.9 million and $2.1 million, respectively, and the operating right-of-use assets, net of amortization, were $0.9 million and $0, respectively, and these right-of-use assets were included within other assets in the Condensed Consolidated Statements of Financial Condition.

The following table summarizes the maturities of lease liabilities at September 30, 2019 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total Leases
2019 (excluding the nine months ended September 30, 2019)	$313	$140	$453
2020	1,080	288	1,368
2021	1,080	228	1,308
2022	1,080	164	1,244
2023	1,080	155	1,235
Thereafter	5,400	61	5,461
Total lease payments	$10,033	$1,036	$11,069
Less imputed interest	(5,371)	(96)	(5,467)
Total lease liabilities	$4,662	$940	$5,602

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

11. Shareholder-Designated Contributions

During 2013, the Company established a Shareholder Designated Charitable Contribution program.  Under the program, each shareholder is eligible to designate a charity to which the Company would make a donation based upon the actual number of shares registered in the shareholder’s name.  Shares held in nominee or street name are not eligible to participate.  For the three months ended September 30, 2019 and 2018, the Company recorded a charge of $4.5 million and $0.7 million, respectively.  For the nine months ended September 30, 2019 and 2018, the Company recorded a charge of $4.5 million and $0.9 million, respectively.

12. Related Party Transactions

On February 23, 2018, the Chief Executive Officer (“CEO”) of the Company elected to irrevocably waive all of his compensation that he would have otherwise been entitled to for the period of March 1, 2018 through December 31, 2018.  On December 26, 2018, the CEO elected to continue to waive all of his compensation that he would otherwise have been entitled to for the period from January 1, 2019 to March 31, 2019.  On August 27, 2019, the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from September 1, 2019 to November 30, 2019.  For the three months ended September 30, 2019 and 2018, the waivers reduced compensation by $3.6 million and $14.4 million, respectively, and management fee expense by $0.6 million and $3.3 million, respectively.  For the nine months ended September 30, 2019 and 2018, the waivers reduced compensation by $15.8 million and $33.5 million, respectively, and management fee expense by $2.3 million and $8.0 million, respectively.

13. Regulatory Requirements

The Company’s broker-dealer subsidiary, G.distributors, is subject to certain net capital requirements.  G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended.  The requirement was $250,000 for the broker-dealer at September 30, 2019.  At September 30, 2019, G.distributors had net capital, as defined, of approximately $4.1 million, exceeding the regulatory requirement by approximately $3.8 million.  Net capital requirements for our affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

14. Subsequent Events

From October 1, 2019 to November 8, 2019, the Company repurchased 56,064 shares at $17.27 per share.

On November 8, 2019, the Board of Directors declared its regular quarterly dividend of $0.02 per share to all of the Company’s shareholders, payable on December 31, 2019 to shareholders of record on December 17, 2019.

On November 8, 2019, the Board of Directors increased the authorization under the Stock Repurchase Program by an additional 1,000,000 shares.  As a result, there are 1,341,247 shares available to be repurchased under this existing buyback plan.

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

Past and Future - Giving Back to Society
Generating returns for our stakeholders is not the sole gauge we use in measuring our success.  Since the inception of GAMCO’s shareholder designated charitable contribution (“SDCC”) program in 2013, shareholders have designated contributions of approximately $27 million to over 150 501(c)(3) initiatives.  Most recently, the SDCC approved by our Board of Directors in August 2019 will provide an estimated $4.5 million to shareholder designated 501(c)(3) organizations.  This program underscores our commitment to managing socially responsible portfolios since 1987.  More recently, the socially responsible mandates have evolved to include integrating ESG (environmental, social, and governance) factors into the analysis of companies and the structuring of portfolios.

Including the current year’s SDCC, approximately $57 million will have been donated to charities by GAMCO, including through our SDCC program, since our initial public offering (“IPO”) in February 1999.

Assets Under Management

AUM was $35.7 billion as of September 30, 2019, a decrease of $4.9 billion, or 12.1%, from the September 30, 2018 AUM of $40.6 billion.  The third quarter 2019 activity consisted of $247 million of market depreciation, net cash outflows of $837 million and recurring distributions, net of reinvestments, from open-end and closed-end funds of $148 million.  Average total AUM was $36.0 billion in the third quarter of 2019 quarter versus $41.0 billion in the third quarter of 2018, a decrease of 12.2%.

In addition to management fees, we earn incentive fees from certain institutional client assets, certain assets attributable to preferred issues of our closed-end funds, two closed-end funds, and one SICAV.  As of September 30, 2019, AUM with incentive based fees were $1.8 billion, $0.4 billion less than the $2.2 billion of AUM with incentive fees on September 30, 2018.

Roll-forward of AUM (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Equities:
Open-end Funds
Beginning of period assets	$11,016	$12,906	$10,589	$13,747
Market appreciation (depreciation)	31	480	1,514	503
Net flows	(461)	(566)	(1,500)	(1,413)
Fund distributions, net of reinvestment	(18)	(21)	(35)	(38)
End of period assets	$10,568	$12,799	$10,568	$12,799

Closed-end Funds
Beginning of period assets	$7,646	$7,778	$6,959	$8,053
Market appreciation (depreciation)	(36)	252	854	269
Net flows	(4)	(9)	51	(47)
Fund distributions, net of reinvestment	(130)	(126)	(388)	(380)
End of period assets	$7,476	$7,895	$7,476	$7,895

Institutional & PWM
Beginning of period assets	$15,332	$17,441	$14,078	$18,852
Market appreciation (depreciation)	(240)	473	1,950	349
Net flows	(933)	(540)	(1,869)	(1,827)
End of period assets (a)	$14,159	$17,374	$14,159	$17,374

SICAV
Beginning of period assets	$538	$559	$507	$510
Market appreciation (depreciation)	(17)	1	(5)	(14)
Net flows	29	(12)	48	52
End of period assets	$550	$548	$550	$548

Total Equities
Beginning of period assets	$34,532	$38,684	$32,133	$41,162
Market appreciation (depreciation)	(262)	1,206	4,313	1,107
Net flows	(1,369)	(1,127)	(3,270)	(3,235)
Fund distributions, net of reinvestment	(148)	(147)	(423)	(418)
End of period assets	$32,753	$38,616	$32,753	$38,616

(a) Includes $237 million and $324 million of 100% U.S. Treasury Fund AUM at September 30, 2019 and 2018, respectively.

Roll-forward of AUM (in millions) (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed Income:
100% U.S. Treasury fund
Beginning of period assets	$2,375	$1,961	$2,195	$1,870
Market appreciation (depreciation)	14	10	42	24
Net flows	532	33	684	110
End of period assets	$2,921	$2,004	$2,921	$2,004

Institutional & PWM
Beginning of period assets	$17	$26	$26	$31
Market appreciation (depreciation)	1	-	(1)	1
Net flows	-	-	(7)	(6)
End of period assets	$18	$26	$18	$26

Total Fixed Income
Beginning of period assets	$2,392	$1,987	$2,221	$1,901
Market appreciation (depreciation)	15	10	41	25
Net flows	532	33	677	104
End of period assets	$2,939	$2,030	$2,939	$2,030

Total AUM
Beginning of period assets	$36,924	$40,671	$34,354	$43,063
Market appreciation (depreciation)	(247)	1,216	4,354	1,132
Net flows	(837)	(1,094)	(2,593)	(3,131)
Fund distributions, net of reinvestment	(148)	(147)	(423)	(418)
End of period assets	$35,692	$40,646	$35,692	$40,646

RESULTS OF OPERATIONS

The following table (in thousands, except per share data) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Income contained in our condensed consolidated financial statements and should be read in conjunction with those statements included in Part I, Item 1 of this Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Investment advisory and incentive fees	$67,015	$75,934	$200,893	$230,616
Distribution fees and other income	8,330	9,854	25,195	29,862
Total revenues	75,345	85,788	226,088	260,478
Expenses
Compensation	29,800	17,562	90,363	72,464
Management fee	2,144	1,449	8,302	7,565
Distribution costs	8,271	9,819	25,546	29,875
Other operating expenses	5,562	5,258	16,936	16,245
Total expenses	45,777	34,088	141,147	126,149
Operating income	29,568	51,700	84,941	134,329
Non-operating income / (loss)
Gain / (loss) from investments, net	(6,529)	(4,328)	(3,160)	(8,090)
Interest and dividend income	811	531	2,250	1,549
Interest expense	(652)	(759)	(1,962)	(2,881)
Shareholder-designated contributions	(4,500)	(708)	(4,500)	(884)
Total non-operating income / (loss)	(10,870)	(5,264)	(7,372)	(10,306)
Income before income taxes	18,698	46,436	77,569	124,023
Provision for income taxes	5,072	11,420	20,034	30,164
Net income	$13,626	$35,016	$57,535	$93,859

Earnings per share:
Basic	$0.50	$1.22	$2.08	$3.26
Diluted	$0.50	$1.22	$2.08	$3.26

Three Months Ended September 30, 2019 Compared To Three Months Ended September 30, 2018

Overview

Net income for the third quarter of 2019 was $13.6 million, or $0.50 per fully diluted share, versus $35.0 million, or $1.22 per fully diluted share, in the third quarter of 2018.  The quarter to quarter comparison was impacted by lower revenues, higher variable compensation and lower non-operating income.

Revenues

Investment advisory and incentive fees for the third quarter of 2019 were $67.0 million, 11.7% lower than the 2018 comparative figure of $75.9 million due to lower average AUM.  Open-end fund revenues for the third quarter of 2019 decreased by 17.1% to $27.1 million from $32.7 million in the third quarter of 2018.  Our closed-end fund revenues decreased 4.6% to $16.5 million in the third quarter 2019 from $17.3 million in the third quarter of 2018.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, declined $2.8 million to $21.5 million in the third quarter of 2019 from $24.3 million in the third quarter of 2018.  Incentive fees were $0.4 million and $0.2 million during the third quarter of 2019 and 2018, respectively.  We recognize incentive fees only when the earning period for them is complete.  Revenues relating to the SICAV remained the same at $1.5 million in the third quarter of 2019 and 2018.

Open-end fund distribution fees and other income were $8.3 million for the third quarter of 2019, a decrease of $1.6 million or 16.2% from $9.9 million in the third quarter of 2018, primarily due to lower average AUM in open-end equity funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $29.8 million in the third quarter of 2019, or 69.3% higher than prior year comparative compensation costs of $17.6 million.  The amortization of the deferred cash compensation agreements (“DCCAs”) resulted in a $3.8 million increase in compensation costs year over year.  The Chief Executive Officer’s (“CEO”) waivers of his compensation reduced compensation by $3.6 million and $14.4 million in the third quarter of 2019 and 2018, respectively.  The remainder of the quarter over quarter increase was comprised of a $0.3 million increase in stock compensation expense, and a $2.7 million decrease in variable compensation expense.

Management fee expense, which is wholly variable and based on pretax income, increased to $2.1 million in the third quarter of 2019 from $1.4 million in the third quarter of 2018.  The DCCAs affected management fee expense, a component of the CEO’s DCCAs, in a fashion similar to the compensation expense, which resulted in a $0.4 million decrease in management fee expense in the third quarter of 2019 as compared with the third quarter of 2018.

Distribution costs were $8.3 million in the third quarter of 2019, a decrease of $1.5 million, or 15.3%, from $9.8 million in the third quarter of 2018.

Other operating expenses were $5.6 million in the third quarter of 2019, an increase of $0.3 million, or 5.7%, from $5.3 million in the third quarter of 2018.

Operating income for the third quarter of 2019 was $29.6 million, a decrease of $22.1 million, or 42.7%, from the $51.7 million in the third quarter of 2018.  Operating income, as a percentage of revenues, was 39.2% in the third quarter of 2019 as compared to 60.3% in the third quarter of 2018.

Non-operating income / (loss)

Total non-operating loss was $10.9 million for the third quarter of 2019 versus a loss of $5.3 million in the third quarter of 2018.  Investment losses were $6.5 million in the third quarter of 2019 versus losses of $4.3 million in the third quarter of 2018.  Interest and dividend income increased to $0.8 million in the third quarter of 2019 from $0.5 million in the third quarter of 2018.  Interest expense was $0.7 million in the third quarter of 2019 versus $0.8 million in the third quarter of 2018.  Accruals related to the SDCC programs were $4.5 million in the third quarter of 2019 and $0.7 million in the third quarter of 2018.

The effective tax rates (“ETR”) for the three months ended September 30, 2019 and 2018 were 27.1% and 24.6%, respectively.

Nine Months Ended September 30, 2019 Compared To Nine Months Ended September 30, 2018

Overview

Net income for the first nine months of 2019 was $57.5 million, or $2.08 per fully diluted share, versus $93.9 million, or $3.26 per fully diluted share, in the prior year’s comparative period.  The period to period comparison was impacted by lower revenues and higher variable compensation partially offset by lower non-operating losses.

Revenues

Investment advisory and incentive fees for the nine months ended September 30, 2019 were $200.9 million, 12.9% lower than the 2018 comparative figure of $230.6 million due to lower average AUM.  Open-end fund revenues decreased by 15.2% to $82.9 million in the first nine months of 2019 from $97.8 million in the first nine months of 2018.  Our closed-end fund revenues decreased 5.4% to $48.6 million in the first nine months of 2019 from $51.4 million in the comparative 2018 period.  Institutional and private wealth management account revenues, excluding incentive fees, which are generally based on beginning of quarter AUM, declined $11.0 million to $64.4 million in the first nine months of 2019 from $75.4 million in the first nine months of 2018.  Incentive fees earned during the first nine months of 2019 and 2018 were $0.8 million and $1.9 million, respectively.  We recognize incentive fees only when the earning period for them is complete.  Revenues relating to the SICAV remained the same at $4.2 million in the first nine months of 2019 and 2018.

Open-end fund distribution fees and other income were $25.2 million for the first nine months of 2019, a decrease of $4.7 million, or 15.7%, from $29.9 million in the prior year comparative period, primarily due to lower average AUM in open-end equity funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $90.4 million in the first nine months of 2019, or 24.7% higher than the prior year comparative compensation costs of $72.5 million.  The amortization of the DCCAs resulted in a $6.5 million increase in compensation costs year over year.  The CEO’s waivers of his compensation for periods in 2019 and 2018 reduced compensation by $15.8 million and $33.5 million in the first nine months of 2019 and 2018, respectively.  The remainder of the period over period increase was comprised of a $1.0 million increase in stock compensation expense, an $8.9 million decrease in variable compensation expense and a $1.7 million increase in fixed compensation expense.

Management fee expense, which is wholly variable and based on pretax income, increased to $8.3 million in the first nine months of 2019 from $7.6 million in the comparative 2018 period.  The DCCAs affected management fee expense, a component of the CEO’s DCCAs, in a fashion similar to the compensation expense, which resulted in a $2.2 million decrease in management fee expense in the first nine months of 2019 as compared with the first nine months of 2018.

Distribution costs were $25.5 million in the first nine months of 2019, a decrease of $4.4 million, or 14.7%, from $29.9 million in the prior year’s comparative period.

Other operating expenses were $16.9 million in the first nine months of 2019, an increase of $0.7 million, or 4.3%, from $16.2 million in the first nine months of 2018.

Operating income for the first nine months of 2019 was $84.9 million, a decrease of $49.4 million, or 36.8%, from the $134.3 million in the first nine months of 2018.  Operating income, as a percentage of revenues, was 37.6% in the first nine months of 2019 as compared to 51.6% in the comparative 2018 period.

Non-operating income / (loss)

Total non-operating loss was $7.4 million for the first nine months of 2019 versus a loss of $10.3 million in the prior year’s comparative period.  Investment losses were $3.2 million in the nine months ended September 30, 2019 versus losses of $8.1 million in the 2018 period.  Interest and dividend income increased to $2.3 million from $1.5 million in the comparative 2018 period.  Interest expense was $2.0 million in the first nine months of 2019 versus $2.9 million in the first nine months of 2018.  Accruals related to the SDCC programs were $4.5 million in the first nine months of 2019 and $0.9 million in the first nine months of 2018.

The ETRs for the nine months ended September 30, 2019 and 2018 were 25.8% and 24.3%, respectively.

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

Because the U.S. GAAP reporting of the DCCAs granted to the CEO tracks vesting, compensation expense and management fee expense in the year of grant is lower than compensation expense and management fee expense in future periods to the extent that future periods contain the vesting of the prior year’s DCCA compensation in addition to normal non-deferred compensation for such future period.  In 2016, the full amount of the compensation was deferred, and expense was recorded for the 25% vesting in that year.  In the first six months of 2017, the ratable vesting continued for the 2016 compensation, and the new First Half 2017 DCCA grant resulted in compensation for the first six months of 2017 being deferred and expense being recorded for 33% vesting in that period.  The CEO’s third quarter 2017 compensation was not deferred so 100% of the CEO’s compensation for that period was recorded together with the ratable portions of the vesting of the 2016 DCCA and the First Half 2017 DCCA.  This results in a compounding effect in periods when non-deferred current period compensation is incurred and prior period deferred compensation is ratably vested.  On May 23, 2018, the CEO irrevocably waived receipt of $6.0 million of the First Half 2017 DCCA, and a commensurate reduction in compensation expense was recognized.  Accordingly, this vesting schedule resulted in a $3.8 million increase in compensation expense in the third quarter 2019 versus the comparable 2018 period’s compensation expense as well as a $0.5 million decrease in management fee expense in the third quarter 2019 versus the comparable 2018 period’s management fee expense.

On July 2, 2018, the First Half 2017 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $28.3 million was made to the CEO.  On April 1, 2019, the Fourth Quarter 2017 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $11.0 million was made to the CEO.

The following tables show the amortization and earnings per share (“EPS”) impact of the DCCAs by quarter (in thousands, except per share data):

Amortization by quarter (increase / (decrease)) (a):			EPS impact by quarter:
	2018	2019		2018	2019
Q1	$979	$12,615	Q1	$(0.03)	$(0.33)
Q2	11,232	427	Q2	(0.29)	(0.01)
Q3	183	3,598	Q3	-	(0.09)
Q4	(8,764)	2,828	Q4	0.23	(0.07)
Year	$3,630	$19,468	Year	$(0.09)	$(0.50)

(a) The amortization amount of future periods assumes that the stock price of GBL of $19.55 is unchanged from September 30, 2019.  For every $1.00 change in the GBL stock price, up to a GBL stock price of $32.8187, the 2016 DCCA would increase by $2,315.

The balance sheets, based on U.S. GAAP, are also impacted as only the vested portion of the compensation subject to the DCCAs is included in compensation payable.  At September 30, 2019, the amount of unrecognized compensation was $2.8 million.

The following tables (in thousands, except per share data) show a reconciliation of our results for the three months and nine months ended September 30, 2019 and 2018 and our balance sheet at September 30, 2019 between the U.S. GAAP basis and a non-GAAP adjusted basis (“as adjusted”) as if all of the 2016 DCCA was recognized in 2016, and the First Half 2017 DCCA and the Fourth Quarter 2017 DCCA expense was recognized in 2017 without regard to the vesting schedule.  We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.  These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing results with prior period results, and to enable more appropriate comparisons with industry peers.  However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income, U.S. GAAP basis	$13,626	$35,016	$57,535	$93,859
Impact of 2016 DCCA on expenses and taxes:
Compensation costs	2,568	(2,474)	9,994	(135)
Management fee expense	1,030	1,030	3,090	3,090
Provision for income taxes	(864)	361	(3,140)	(738)
Total impact of 2016 DCCA	2,734	(1,083)	9,944	2,217
Impact of First Half 2017 DCCA on expenses and taxes:
Compensation costs	-	441	-	2,335
Management fee expense	-	-	-	1,401
Provision for income taxes	-	(110)	-	(934)
Total impact of First Half 2017 DCCA	-	331	-	2,802
Impact of Fourth Quarter 2017 DCCA on expenses and taxes:
Compensation costs	-	766	3,138	4,446
Management fee expense	-	419	419	1,257
Provision for income taxes	-	(296)	(853)	(1,426)
Total impact of Fourth Quarter 2017 DCCA	-	889	2,704	4,277
Total impact of DCCAs on expense and taxes	2,734	137	12,648	9,296
Net income, as adjusted	$16,360	$35,153	$70,183	$103,155

Per share (basic):
Net income, U.S. GAAP basis	$0.50	$1.22	$2.08	$3.26
Impact of DCCAs	0.10	-	0.46	0.32
Net income, as adjusted	$0.60	$1.23	$2.54	$3.58
Per fully diluted share:
Net income, U.S. GAAP basis	$0.50	$1.22	$2.08	$3.26
Impact of DCCAs	0.10	-	0.46	0.32
Net income, as adjusted	$0.60	$1.22	$2.54	$3.58

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	September 30, 2019
	Reported GAAP	Impact of 2016 DCCA	Non-GAAP
ASSETS
Cash and cash equivalents	$86,179	$-	$86,179
Investments in securities	32,322	-	32,322
Receivable from brokers	4,574	-	4,574
Investment advisory fees receivable	23,774	-	23,774
Receivable from affiliates	3,804	-	3,804
Goodwill and identifiable intangible assets	3,765	-	3,765
Deferred tax asset and income tax receivable	17,305	679	17,984
Other assets	7,772	-	7,772
Total assets	$179,495	$679	$180,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to brokers	3	-	3
Income taxes payable and deferred tax liabilities	2,314	-	2,314
Lease liability obligations	5,602	-	5,602
Compensation payable	79,841	2,828	82,669
Payable to affiliates	380	-	380
Accrued expenses and other liabilities	34,451	-	34,451
Sub-total	122,591	2,828	125,419
5.875% Senior notes (due June 1, 2021)	24,186	-	24,186
Total liabilities	146,777	2,828	149,605

Stockholders' equity
Class A Common Stock	14	-	14
Class B Common Stock	19	-	19
Additional paid-in capital	16,190	-	16,190
Retained earnings	338,680	(2,149)	336,531
Accumulated other comprehensive income	(271)	-	(271)
Treasury stock, at cost	(321,914)	-	(321,914)
Total stockholders' equity	32,718	(2,149)	30,569
Total liabilities and stockholders' equity	$179,495	$679	$180,174

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments and securities held for investment purposes.  Cash and cash equivalents are comprised primarily of 100% U.S. Treasury money market funds managed by GAMCO.

Summary cash flow data for the first nine months of 2019 and 2018 was as follows (in thousands):

	Nine months ended
	September 30,
	2019	2018
Cash flows provided by/(used in) operations :
Operating activities	$86,748	$107,141
Investing activities	(4,814)	-
Financing activities	(36,964)	(90,540)
Net increase in cash and cash equivalents from activities	44,970	16,601
Effect of exchange rates on cash and cash equivalents	7	(88)
Net increase in cash and cash equivalents	44,977	16,513
Cash and cash equivalents, beginning of period	41,202	17,821
Cash and cash equivalents, end of period	$86,179	$34,334

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

On February 23, 2018, the Company announced that its CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from March 1, 2018 through December 31, 2018.  On December 26, 2018, the Company announced that the CEO elected to continue to waive all of his compensation that he would otherwise have been entitled to for the period from January 1, 2019 to March 31, 2019.  On August 27, 2019, the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from September 1, 2019 to November 30, 2019.  As a result of these waivers, there was $4.2 million and $17.7 million of compensation and management fee waived by the CEO for the three months ended September 30, 2019 and 2018, respectively.  There was $18.1 million and $41.5 million of compensation and management fee waived by the CEO for the nine months ended September 30, 2019 and 2018, respectively.  Additionally, on May 23, 2018, the CEO irrevocably waived receipt of $6.0 million of the First Half 2017 DCCA, and a commensurate reduction in compensation expense was recognized in the nine months ended September 30, 2018.  On July 2, 2018, the First Half 2017 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $28.3 million was made to the CEO.  On April 1, 2019, the Fourth Quarter 2017 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $11.0 million was made to the CEO.

At September 30, 2019, we had total unrestricted cash and cash equivalents of $86.2 million, an increase of $45.0 million from December 31, 2018 primarily due to the Company’s operating activities described below.  Total debt outstanding at September 30, 2019 was $24.2 million, which consisted of 5.875% senior notes due 2021.

For the nine months ended September 30, 2019, net cash provided by operating activities was $86.7 million, a decrease of $20.4 million from net cash provided in the prior year’s comparative period of $107.1 million.  Cash was provided through an increase in compensation payable of $32.0 million, an increase in unrealized loss on securities of $5.9 million, an increase in income taxes payable and deferred tax liabilities of $4.2 million, an increase of $1.0 million in stock based compensation expense, and $4.8 million from all other sources.  Reducing cash was a decrease in net income of $36.3 million, an increase in investment advisory fees receivable of $11.8 million, an increase in short-term investments in securities of $9.1 million, an increase in income tax receivable and deferred tax assets of $6.4 million, and a decrease in deferred income taxes of $4.7 million.  Net cash used in investing activities in the first nine months of 2019 was $4.8 million, including $5.1 million in purchases of securities held for investment purposes offset by $0.3 million in proceeds from sales of securities held for investment purposes.  Net cash used in financing activities in the first nine months of 2019 was $36.9 million, including $34.6 million paid for the purchase of treasury stock, $2.2 million paid in dividends, and $0.1 million for the repayment of the principal portion of the capital lease.

For the nine months ended September 30, 2018, net cash provided by operating activities was $107.1 million and net cash used in financing activities was $90.5 million.  There was no cash provided by or used in investing activities for the first nine months of 2018.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus anticipated cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We believe we have no immediate material commitments for capital expenditures.

We have one broker-dealer subsidiary, G.distributors, which is subject to certain net capital requirements.  G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended.  The requirement was $250,000 for the broker-dealer at September 30, 2019.  At September 30, 2019, G.distributors had net capital, as defined, of approximately $4.1 million, exceeding the regulatory requirement by approximately $3.8 million.  Net capital requirements for our affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

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

Our exposure to pricing risk in equity securities is directly related to our role as a financial intermediary and advisor for AUM in our affiliated open-end and closed-end funds, institutional and private wealth management accounts, and investment partnerships as well as our proprietary investment and trading activities.  At September 30, 2019, we had equity investments of $32.3 million.  We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  The equity securities investment portfolio is at fair value and will move in line with the equity markets.  The equity securities investment portfolio changes are recorded as net gain / (loss) from investments in the Condensed Consolidated Statements of Income included in Part I, Item 1 of this Form 10-Q.

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

Related to our proprietary investment activities, we had investments in securities of $32.3 million at September 30, 2019, which included investments in common stocks of $29.2 million, investments in foreign government obligations of $1.9 million, investments in open-end funds of $0.7 million, and investments in closed-end funds of $0.5 million, and at December 31, 2018, we had investments in securities of $33.8 million, which included investments in common stocks of $32.4 million and investments in closed-end funds of $1.3 million.  Of the $29.2 million and $32.4 million invested in common stocks at September 30, 2019 and December 31, 2018, respectively, $15.3 million and $18.8 million, respectively, was related to our investment in Westwood Holdings Group Inc. (NYSE: WHG).  Securities sold, not yet purchased are financial instruments purchased under agreements to resell and financial instruments sold under agreement to repurchase.  These financial instruments are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At September 30, 2019 and December 31, 2018, there were no securities sold, not yet purchased.

The following table provides a sensitivity analysis for our investments in equity securities as of September 30, 2019 and December 31, 2018 (in thousands).  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments:

(unaudited)	Fair Value	Fair Value assuming 10% decrease in equity prices	Fair Value assuming 10% increase in equity prices
At September 30, 2019:
Equity price sensitive investments, at fair value	$32,322	$29,090	$35,554
At December 31, 2018:
Equity price sensitive investments, at fair value	$33,789	$30,410	$37,168

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on the September 30, 2019 cash and cash equivalents balance of $86.2 million, a 1% increase in interest rates would increase our interest income by $0.9 million annually, while a 1% decrease would reduce our interest income by $0.9 million annually.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure.  Our CEO and PFO participated in this evaluation and concluded that, as of the date of September 30, 2019, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting as defined by Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II:  Other Information

Item 1.  Legal Proceedings

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements in Part I, Item I of this Form 10-Q include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at September 30, 2019.  See also Note 10, Commitments and Contingencies, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Stock of GBL during the three months ended September 30, 2019:
Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share, net of Commissions	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
7/01/19 - 7/31/19	46,200	$19.91	46,200	544,854
8/01/19 - 8/31/19	45,802	18.56	45,802	499,052
9/01/19 - 9/30/19	101,741	19.84	101,741	397,311
Totals	193,743	$19.55	193,743

Item 6.  Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of PFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of PFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina
Name: Kieran Caterina
Title: Principal Financial Officer

Date: November 8, 2019